Form 10-K
period 1993-12-31
PERINI CORP
filed 1994-03-25
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 1-6314

                              PERINI CORPORATION
            (Exact name of registrant as specified in its charter)

            Massachusetts                          04-1717070
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)            Identification No.)

             73 Mt. Wayte Avenue, Framingham, Massachusetts 01701
             (Address of principal executive offices)  (Zip Code)
       Registrant's telephone number, including area code 508-628-2000
         Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
         Title of Each Class                  on which registered
    Common Stock, $1.00 par value         The American Stock Exchange
$2.125 Depositary Convertible Exchangeable
Preferred Shares, each representing 1/10th
Share of $21.25 Convertible Exchangeable
   Preferred Stock, $1.00 par value       The American Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant is $38,731,414 as of March 4, 1994.

The number of shares of Common Stock, $1.00 par value per share, outstanding at March 4, 1994 is 4,330,807.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual proxy statement for the year ended December 31, 1993 are incorporated by reference into Part III.



                              PERINI CORPORATION

                            INDEX TO ANNUAL REPORT

                                 ON FORM 10-K


                                                             PAGE

 PART I

 Item 1:     Business                                         2

 Item 2:     Properties                                      17

 Item 3:     Legal Proceedings                               18

 Item 4:     Submission of Matters to Vote of Security       18
             Holders

 PART II

 Item 5:     Market for the Registrant's Common Stock and    19
             Related Stockholder Matters

 Item 6:     Selected Financial Data                         19

 Item 7:     Management's Discussion and Analysis of         20
             Financial Condition and Results of Operations

 Item 8:     Financial Statements and Supplementary Data     24

 Item 9:     Disagreements on Accounting and Financial       24
             Disclosure

 PART III

 Item 10:    Directors and Executive Officers of the         25
             Registrant

 Item 11:    Executive Compensation                          26

 Item 12:    Security Ownership of Certain Beneficial        26
             Owners and Management

 Item 13:    Certain Relationships and Related Transactions  26


 PART IV

 Item 14:    Exhibits, Financial Statement Schedules and     27
             Reports on Form 8-K


 Signatures                                                  29


                                   PART I.

ITEM 1.  BUSINESS

General

     Perini Corporation and its subsidiaries (the "Company" unless the context indicates otherwise) is engaged in two principal businesses: construction and real estate development. The Company, incorporated in 1918 as a successor to businesses which had been engaged since 1894 in providing construction services, will celebrate its 100th anniversary in 1994.

    The Company provides general contracting, construction management and design-build services to private clients and public agencies throughout the United States and selected overseas locations. Historically, the Company's construction business involved four types of operations: civil and environmental ("heavy"), building, international and pipeline. However, the Company sold its pipeline construction business in January, 1993 (see Note 1 to the Consolidated Financial Statements).

    The Company's real estate development operations are conducted by Perini Land & Development Company, a wholly-owned subsidiary with extensive development interests concentrated in historically attractive markets in the United States - Arizona, California, Florida, Georgia and Massachusetts.

    Because the Company's results consist in part of a limited number of large transactions in both construction and real estate, results in any given quarter can vary depending on the timing of transactions and the profitability of the projects being reported. As a consequence, quarterly results may reflect such variations.

    In 1988, the Company, in conjunction with two other companies, formed a new entity called Perland Environmental Technologies, Inc. ("Perland"). Perland provides consulting, engineering and construction services primarily on a turn-key basis for hazardous material management and clean-up to both private clients and public agencies nationwide. The outlook for this business on a long-term basis appears to be attractive because of the environmental protection laws enacted by Congress. During the fourth quarter of 1991 and early in 1992, Perland repurchased its stock owned by the other outside investors, resulting in an increase in the Company's ownership from its original investment of 47 1/2% to slightly more than 90%.

    In March 1992, Majestic sold its 41%-interest in Monenco, a company primarily involved in providing engineering services in Canada and throughout the world, resulting in a pretax gain to the Company of approximately $2 million.

    In January 1993, the Company sold its 74%-ownership in Majestic, its Canadian pipeline construction subsidiary, for $31.7 million which resulted in an after tax gain of approximately $1.0 million.

    Although these companies were profitable in both 1992 and 1991, they participated in sectors of the construction business that were not directly related to the Company's core construction operations. The sale of these companies served to generate liquid assets which improved the Company's financial condition without affecting its core construction business.

    Effective July 1, 1993, the Company acquired Gust K. Newberg
Construction Co.'s ("Newberg") interest in certain construction projects and related equipment. The purchase price for the acquisition was (i) approximately $3 million in cash for the equipment paid by a third party leasing company, which in turn simultaneously entered into an operating lease agreement with the Company for the use of said equipment, (ii) the greater of $1 million or 25% of the aggregate pretax earnings during the period from April 1, 1993 through December 31, 1994, net of payments accruing to Newberg as described in (iii) below, and (iii) 50% of the aggregate of net profits earned from each project from April 1, 1993 through December 31, 1994 and, with regard to one project through December 31, 1995. This acquisition is being accounted for as a purchase.

     Information on lines of business and foreign business is included under the following captions of this Annual Report on Form 10K for the year ended December 31, 1993.

                                              Annual Report
                                               On Form 10K
                    Caption                    Page Number

 Selected Consolidated Financial Information     Page 19
 Management's Discussion and Analysis            Page 20

 Footnote 14 to the Consolidated Financial       Page 49
 Statements, entitled Business Segments and
 Foreign Operations

    While the "Selected Consolidated Financial Information" presents certain lines of business information for purposes of consistency of presentation for the five years ended December 31, 1993, additional information (business segment and foreign operations) required by Statement of Financial Accounting Standards No. 14 for the three years ended December 31, 1993 is included in
Note 14 to the Consolidated Financial Statements on pages 49 and 50.

    A summary of revenues by product line for the three years ended December 31, 1993 is as follows:


                               Revenues (in thousands)
                               Year Ended December 31,
                         -----------------------------------
                            1993        1992        1991
                         ----------  ----------    --------

 Construction:

   Building              $  736,116  $  620,628    $507,399

   Heavy                    294,225     288,158     288,686

   Pipeline                     -       100,929      69,470

   Engineering Services         -        13,559      54,086
                         ----------  ----------    --------
     Total Construction
       Revenues          $1,030,341  $1,023,274    $919,641
                         ----------  ----------    --------


                                Revenues (in thousands)
                                Year Ended December 31,
                         ------------------------------------
                            1993       1992           1991
                         ----------  ---------      ---------

 Real Estate:

   Sales of Real Estate  $   40,053   $   12,636   $   41,548

   Building Rentals          19,313       24,208       17,866

   Interest Income            6,110        6,452        9,000

   All Other                  4,299        4,282        3,853
                         ----------   ----------   ----------

     Total Real Estate   $   69,775   $   47,578   $   72,267
       Revenues          ----------   ----------   ----------


       Total Revenues    $1,100,116   $1,070,852   $  991,908
                         ==========   ==========   ==========


Construction

    The general contracting and construction management services provided by the Company consist of planning and scheduling the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract. The Company was engaged in over 145 construction projects in the United States and overseas during 1993. The Company has three principal construction operations: heavy, building, and international, having sold its Canadian pipeline construction business in January 1993, and its interest in an engineering services business in March 1992. The Company also has a subsidiary engaged in hazardous waste remediation.

    The heavy operation undertakes large civil construction projects throughout the United States, with current emphasis on major metropolitan areas, such as Boston, New York City, Chicago and Los Angeles. The heavy operation performs construction and rehabilitation of highways, subways, tunnels, dams, bridges, airports, marine projects, piers and waste and water treatment facilities. The Company has been active in heavy operations since 1894, and believes that it has particular expertise in large and complex projects. The Company believes that infrastructure rehabilitation is and will continue to be a significant market in the 1990's.

    The building operation provides its services through regional offices located in several metropolitan areas: Boston and Philadelphia, serving New England and the Mid-Atlantic area; Detroit and Chicago, operating in Michigan and the Midwest region; and Phoenix, Las Vegas, Los Angeles and San Francisco, serving Arizona, Nevada and California. In 1992, the Company combined its building operations into a new wholly-owned subsidiary, Perini Building Company, Inc. This new company combines substantial resources and expertise to better serve clients within the building construction market, and enhances Perini's name recognition in this market. The Company undertakes a broad range of building construction projects including health care, correctional facilities, sports complexes, hotels, casinos, residential, commercial, civic, cultural and educational facilities.

    The international operation engages in both heavy and building construction services overseas, funded primarily in U.S. dollars by agencies of the United States government. In selected situations, it pursues private work internationally.

                            Construction Strategy

    The Company plans to continue to increase the amount of heavy construction work it performs because of the relatively higher margin available on such work. The Company believes the best opportunities for growth in the coming years are in the urban infrastructure market, particularly in Boston, metropolitan New York, Chicago, Los Angeles and other major cities where it has a significant presence, and in other large, complex projects. The Company's acquisition during 1993 of Chicago-based Newberg referred to above is consistent with this strategy. The Company's strategy in building construction is to maximize profit margins; to take advantage of certain market niches; and to expand into new markets compatible with its expertise. Internally, the Company plans to continue both to strengthen its management through management development and job rotation programs, and to improve efficiency through strict attention to the control of overhead expenses and implementation of improved project management systems. Finally, a department was formed in 1992 to improve the Company's focus on strategic planning, construction project development and project finance, and marketing.

                                   Backlog

    As of December 31, 1993, the Company's construction backlog was $1.24 billion compared to backlogs of $1.17 billion and $1.23 billion as of December 31, 1992 and 1991, respectively.

                                                  Backlog (in thousands) as of December 31,
                            -----------------------------------------------------------------------------------

                                    1993                          1992                         1991
                            -----------------------       -----------------------      ---------------------

 Northeast                  $  552,035          45%       $  451,746           39%     $  460,482         37%

 Mid-Atlantic                   34,695           3            34,840            3          92,130          8

 Southeast                      34,980           3            53,971            5           8,847          1

 Midwest                       143,961          12           211,649           18         129,103         11

 Southwest                     314,058          25           256,973           22          91,897          7

 West                          143,251          11           123,384           10         274,657         22

 Canada                          -               -               711            -          90,152          7

 Other Foreign                  15,161           1            36,279            3          86,690          7
                            ----------         ----       ----------          ----     ----------        ----

   Total                    $1,238,141         100%       $1,169,553          100%     $1,233,958        100%
                            ==========         ====       ==========          ====     ==========        ====

       The Company includes a construction project in its backlog at such time as a contract is awarded or a firm letter of commitment is obtained. As a result, the backlog figures are firm, subject only to the cancellation provisions contained in the various contracts. The Company estimates that approximately $475 million of its backlog will not be completed in 1994.

    The Company's backlog in the Northeast region of the United States remains strong because of its ability to meet the needs of the growing infrastructure construction and rehabilitation market in this region, particularly in the metropolitan Boston and New York City areas. The increase in the Southwest region reflects certain fast-track hotel/casino projects. The decrease in the Other Foreign region reflects a severe decline in U.S. Government-sponsored foreign construction. Other fluctuations in backlog are viewed by management as transitory.

                              Types of Contracts

    The four general types of contracts in current use in the construction industry are:

    - Fixed price contracts ("FP") which usually transfer more risk to the contractor but offer the opportunity, under favorable circumstances, for greater profits. With the Company's increasing move into heavy and publicly bid building construction in response to current opportunities, the percentage of fixed price contracts continue to represent the major portion of the backlog.

    - Cost-plus-fixed-fee contracts ("CPFF") which provide greater safety for the contractor from a financial standpoint but limit profits.

    - Guaranteed maximum price contracts ("GMP") which provide for a cost-plus-fee arrangement up to a maximum agreed price. These contracts place risks on the contractor but may permit an opportunity for greater profits than cost-plus-fixed-fee contracts through sharing agreements with the client on any cost savings.

    - Construction management contracts ("CM") under which a contractor agrees to manage a project for the owner for an agreed-upon fee which may be fixed or may vary based upon negotiated factors. The contractor generally provides services to supervise and coordinate the construction work on a project, but does not directly purchase contract materials, provide construction labor and equipment or enter into subcontracts.

    Historically, a high percentage of company contracts have been of the fixed price type. Construction management contracts remain a relatively small percentage of company contracts. A summary of revenues and backlog by type of contract for the most recent three years follows:

  Revenues - Year Ended                        Backlog As Of
     December 31,                              December 31,
 ----------------------                     --------------------

  1993    1992    1991                       1993    1992  1991
  ----    ----    ----                       ----    ----  ----
   56%     68%     57%   Fixed Price          65%     64%   64%

   44      32      43    CPFF, GMP or CM      35      36    36
  ----    ----    ----                       ----    ----  ----

  100%    100%    100%                       100%    100%  100%
  ====    ====    ====                       ====    ====  ====

                                   Clients

    During 1993, the Company was active in the building, heavy and international construction markets. The Company performed work for over 100 federal, state and local governmental agencies or authorities and private customers during 1993. No material part of the Company's business is dependent upon a single or limited number of private customers; the loss of any one of which would not have a materially adverse effect on the Company. As illustrated in the following table, the Company continues to serve a significant number of private owners. During the period 1991-1993, the portion of construction revenues derived from contracts with various governmental agencies remained relatively constant at 56% in 1991, 57% in 1992 and 54% in 1993.

                                                     Revenues by Client Source
                                                     --------------------------
                                                                           Year Ended December 31,
                                                                   --------------------------------------
                                                                     1993           1992            1991
                                                                     ----           ----            ----


 Private Owners                                                       46%            43%             44%

 Federal Governmental Agencies                                        12              6               2

 State, Local and Foreign Governments                                 42             51              54
                                                                     ----           ----            ----

                                                                     100%           100%            100%
                                                                     ====           ====            ====

All Federal government contracts are subject to termination provisions, but as shown in the table above, the Company does not have a material amount of such contracts.


                                   General

    The construction business is highly competitive. Competition is based primarily on price, reputation for quality, reliability and financial strength of the contractor. While the Company experiences a great deal of competition from other large general contractors, some of which may be larger with greater financial resources than the Company, as well as from a number of smaller local contractors, it believes it has sufficient technical, managerial and financial resources to be competitive in each of its major market areas.

     While the Company's construction business may experience some adverse consequences if shortages develop or if prices for materials, labor or equipment increase excessively, provisions in certain types of contracts often shift all or a major portion of any adverse impact to the customer. On fixed price type contracts, the Company attempts to insulate itself from the unfavorable effects of inflation by incorporating escalating wage and price assumptions, where appropriate, into its construction bids. Gasoline, diesel fuel and other materials used in the Company's construction activities are generally available locally from multiple sources and have been in adequate supply during recent years. Construction work in selected overseas areas primarily employs expatriate and local labor which can usually be obtained as required. The Company does not anticipate any significant impact in 1994 from material and/or labor shortages or price increases.

    Economic and demographic trends tend not to have a material impact on the Company's heavy construction operation. Instead, the Company's heavy construction markets are dependent on the amount of heavy civil infrastructure work funded by various governmental agencies which, in turn, may depend on the condition of the existing infrastructure or the need for new expanded infrastructure. The building markets in which the Company participants are dependent on economic and demographic trends, as well as governmental policy decisions as they impact the specific geographic markets.

    It is not expected that compliance with statutory requirements regarding environmental quality will necessitate significant capital outlays or have a material effect on the Company's operations.

    Progress on projects in certain areas may be delayed by weather conditions depending on the type of project, stage of completion and severity of the weather. Such delays, if they occur, may result in more volatile quarterly operating results.

    In the normal course of business, the Company periodically evaluates its existing construction markets and seeks to identify any growing markets where it feels it has the expertise and management capability to successfully compete or withdraw from markets which are no longer economically attractive.

Real Estate

    The Company's real estate development operations are conducted by Perini Land & Development Company ("PL&D"), a wholly-owned subsidiary, which has been involved in real estate development since the early 1950's. PL&D engages in real estate development in Arizona, California, Florida, Georgia and Massachusetts. However, in 1993, PL&D significantly reduced its staff in California and has suspended any new land acquisition in that area. PL&D's development operations generally involve identifying attractive parcels, planning the development, arranging financing, obtaining needed zoning changes and permits, site preparation, installation of roads and utilities and selling the land. Originally, PL&D concentrated on land development. In appropriate situations, PL&D has also constructed buildings on the developed land for rental or sale.

    For the past three to four years PL&D has been severely affected by the reduced liquidity in real estate markets brought on by the cutbacks in real estate funding by commercial banks, insurance company and other institutional lenders. Many traditional buyers of PL&D properties are other developers or investors who depend on third party sources for funding. As a result, some potential PL&D transactions have been cancelled, altered or postponed because of financing problems. Over this period, PL&D looked to foreign buyers not affected by U.S. banking policies or in some cases, provided seller financing to complete transactions. PL&D also experienced slowdowns in negotiations in the sale of PL&D developed income properties or residential units because of economic uncertainties and the reluctance of some buyers to commit to acquisitions in the current environment. Based on a weakening in property values which has come with the industry credit crunch and the national real estate recession, PL&D took a $30 million pre-tax net realizable value writedown against earnings in 1992. The charge affected those properties
which PL&D has decided to sell in the near term.   No adjustments were made
in other properties which are held for longer term investment such as Rincon Center and The Resort at Squaw Creek.


                             Real Estate Strategy

    Since 1990, PL&D has taken a number of steps to minimize the adverse financial impact of current market conditions. In early 1990, all new real estate investment was suspended pending market improvement, all but critical capital expenditures were curtailed on on-going projects and PL&D's workforce was cut by over 60%. Certain project loans were extended, with such extension usually requiring paydowns and increased annual amortization of the remaining loan balance. Going forward, PL&D will operate with a reduced staff and adjust its activity to meet the demands of the market.

    PL&D's real estate development project mix includes planned community, industrial park, commercial office, multi-unit residential, urban mixed use, resort and single family home developments. Given the current real estate environment, PL&D's emphasis is on the sale of completed product and also developing the projects in its inventory with the highest near term sales potential. It may also selectively seek new development opportunities in which it serves as development manager with limited equity exposure, if any.

                            Real Estate Properties

    The following is a description of the Company's major development projects and properties by geographic area:

                                   Florida

    West Palm Beach and Palm Beach County - At year end, only 21 acres remained unsold of the original 1,428 acres located in West Palm Beach, at the development known as "The Villages of Palm Beach Lakes" . Of the remaining acreage all but 3 acres are currently under contract to be sold in 1994. "The Villages" is a planned community development that, when complete based on current plans, will provide approximately 6,750 residential dwelling units and related commercial developments, clustered around two championship golf courses designed by Jack Nicklaus.

    From 1982 to 1989, Burg & DiVosta, one of Florida's largest privately-owned building firms, built and sold 2,264 townhouse units in "The Villages". Burg & DiVosta also delivered 575 zero-lot-line three bedroom, two bath, single-family homes within several subdivisions of "The Villages" and 480 mid-rise condominium units.

    In 1991, the final 57 of 83 lots at Bear Lakes Estates, an upscale single family neighborhood within "The Villages", were sold to a residential developer who is currently building out the development.

    In 1993, PL&D sold tracts totaling approximately 52 acres and placed under contract for closing in 1994 another 18 acres.

    At "Congress Crossing", a 24-acre planned commercial urban development at 45th Street and Congress Avenue, the final 1.5 acres within the park was sold in 1993.

    At Metrocentre, a 51-acre commercial/office park at the intersection of Interstate 95 and 45th Street in West Palm Beach, a 1.5 acre site was sold in 1993 for use as a medical center. The park consists of 17 parcels, of which 5 remain unsold at year-end. The park provides for 570,500 square feet of mixed commercial uses.

    PL&D also sold a 16-acre site on Australian Avenue in West Palm Beach in 1993. That parcel was sold to a religious congregation who are building a tabernacle and community recreational facility on the site.

                                Massachusetts

    Perini Land and Development or Paramount Development Associates, Inc. ("Paramount"), a wholly-owned subsidiary of PL&D, owns the following projects:

    Raynham Woods Commerce Center, Raynham - In 1987, Paramount acquired a 409 acre site located in Raynham, Massachusetts, on which it had done preliminary investigatory and zoning work under an earlier purchase option period. During 1988, Paramount secured construction financing and completed infrastructure work on a major portion of the site (330 acres) which is being developed as a mixed-use corporate campus style park known as "Raynham Woods Commerce Center". During 1989, Paramount completed the sale of a 24-acre site to be used as a headquarters facility for a division of a major U.S. company. During 1990, construction was completed on this facility. In 1990 construction was also completed on two new commercial buildings by Paramount. During 1992, a 17-acre site was sold to a developer who was working with a major national retailer. The site has since been developed into the first retail project in the park. No new land sales were made in 1993, but both of Paramount's commercial buildings within the park continue to be close to fully leased at year-end. The park is planned to eventually contain 2.5 million square feet of office, R&D, light industrial and mixed commercial space.

    Robin Hill, Marlborough - The Robin Hill project is located at the intersection of Routes 495 and 290 in Marlborough, Massachusetts. The major portion of this property was sold in 1985-1987. Paramount exercised its option to purchase an additional 53 acres of contiguous property in 1989. In 1993, this site was identified as the potential location for a new retail center and is currently under an agreement of sale to close sometime in 1994.

    Easton Business Center, Easton - In 1989, Paramount acquired a 40-acre site in Easton, Massachusetts, which had already been partially developed. Paramount completed the work in 1990 and is currently marketing the site to commercial/industrial users. No sales were closed in 1993.

    Wareham - In early 1990, Paramount acquired an 18.9 acre parcel of land at the junction of Routes 495 and 58 in Wareham, Massachusetts. The property is being marketed to both retail and commercial/industrial users. No sales were closed in 1993.

    Easton Industrial Park, Easton - In 1992, PL&D acquired four single-story industrial/office buildings located in the Easton Industrial Park with an aggregate square footage of 110,000 for $500,000 plus assumption of $4.5 million in third party debt. The buildings, originally developed by Paramount, were acquired from Pacific Gateway Properties (formerly Perini Investment Properties) as part of an overall settlement agreement. Late in 1993, these buildings were put under a contract of sale and were sold in early 1994.

                                   Georgia

    The Villages at Lake Ridge, Clayton County - During 1987, PL&D (49%) entered into a joint venture with 138 Joint Venture partners to develop a 348-acre planned commercial and residential community in Clayton County to be called "The Villages at Lake Ridge", six miles south of Atlanta's Hartsfield International Airport. By year end 1990, the first phase infrastructure and recreational amenities were in place. In 1991, the joint venture completed the infrastructure on 48 lots for phased sales of improved lots to single family home builders and sold nine. During 1992, the joint venture sold an additional 60 lots and also sold a 16-acre parcel for use as an elementary school. During 1993, unusually wet weather in the spring delayed construction on improvements required to deliver lots as scheduled. As a result, the sale of an additional 58 lots in 1993 were below expectation. However, current backlog plus construction progress during 1993 should result in greater lot sales in 1994. Interest in single family lots continues to be strong, but financing restrictions generally require the joint venture to allow developers to take down finished lots only as homes built on previously acquired lots are sold. The development plan calls for mixed residential densities of apartments and moderate priced single-family homes totalling 1,158 dwelling units in the residential tracts plus 220,000 square feet of retail and 220,000 square feet of office space in the commercial tracts.

    Garden Lakes - During 1993 PL&D (49.5%), in joint venture, maintained close to a fully leased status at its 278-unit apartment complex on an 18.5 acre tract within the Villages at Lake Ridge. Construction on the project was completed in 1990. Also during 1993, a sale of the property was negotiated with closing occurring in January 1994. The property continues to yield positive cash flow to the partnership.

    The Oaks at Buckhead, Atlanta - Sales commenced on this 217-unit residential condominium project at a site in the Buckhead section of Atlanta near the Lenox Square Mall in 1992. The project consists of 201 residences in a 30-story tower plus 16 adjacent three-story townhome residences. At year end 73 units were either sold or under contract. PL&D (50%) is developing this project in joint venture with a subsidiary of a major Taiwanese company.

    In connection with the project financing on the Oaks, PL&D has committed to certain guarantees described in the sixth paragraph of Note 11 to Notes to the Consolidated Financial Statements on page 47.

                                  California

    Golden Gateway Commons, San Francisco - In 1993 the remaining 263,500 square feet of commercial office/retail space and 375 parking spaces owned by the Golden Gateway North partnership were sold. The Golden Gateway Commons was developed in the late '70's and early '80's and was owned by the Golden Gateway North, a partnership, in which PL&D-owned entities held an approximately 58% interest.

    Rincon Center, San Francisco - Major construction on this mixed-use project in downtown San Francisco was completed in 1989. The project, constructed in two phases, consists of 320 residential rental units, approximately 423,000 square feet of office space, 63,000 square feet of retail space, and a 700-space parking garage. Following its completion in 1988, the first phase of the project was sold and leased back by the developing partnership. The first phase consists of about 223,000 square feet of office space and 42,000 square feet of retail space. The Phase I office space continues to be close to 100% leased with the regional telephone directory company as the major tenant. The retail space was 86% leased at year end. Phase II of the project, which began operations in late 1989, consists of approximately 200,000 square feet of office space, 21,000 square feet of retail space, a 14,000 square foot U.S. postal facility, and 320 apartment units. At year end, close to 100% of the office space, 94% of the retail space and all but 10 of the 320 residential units were leased. The major tenant in the office space in Phase II is the Ninth Circuit Federal Court of Appeals which is leasing approximately 176,000 square feet. PL&D currently holds a 46% interest in and is managing general partner of the partnership which is developing the project. The land related to this project is being leased from the U.S. Postal Service under a ground lease which expires in 2050.

    In addition to the project financing and guarantees disclosed in the second and third paragraphs of Footnote 11 to Notes to the Consolidated Financial Statements, on pages 46 and 47, the Company has advanced approximately $70 million to the partnership through December 31, 1993, of which approximately $8 million was advanced during 1993, primarily to paydown some of the principal portion of project debt which was renegotiated during 1993. Although the project is close to fully occupied, rent concessions during 1993 prevented operations from exceeding breakeven on a cash flow basis. Those concessions have ended and in 1994 operations are expected to generate positive cash flow before any required principal paydowns on loans. Two major loans on this property in aggregate totaling over $75 million were scheduled to mature in 1993. During 1993 both loans were extended for five additional years. To extend these loans, PL&D provided approximately $6 million in new funds which were used to reduce the principal balances of the loans. Going forward, additional amortization will be required, some of which may not be covered by operating cash flow and, therefore, at least 80% of those funds not covered by operations will be provided by PL&D as managing general partner. During the past year PL&D agreed, if necessary, to lend Pacific Gateway Properties (PGP) funds to meet its 20% share of cash calls. In return PL&D receives a priority return from the partnership on those funds and penalty fees in the form of rights to certain distributions due PGP by the partnership controlling Rincon. During 1993, PL&D advanced $1.7 million under this agreement, primarily to meet the principal payment obligations of the loan extensions described above.

    The Resort at Squaw Creek - During 1990, construction was completed on the 405-unit first phase of the hotel complex of this major resort-conference facility. In mid-December of that year, the resort was opened. In 1991, final work was completed on landscaping the golf course, as well as the remaining facilities to complete the first phase of the project. The first phase of the project includes a 405-unit hotel, 36,000 square feet of conference facilities, a Robert Trent Jones, Jr. golf course, 48 single-family lots, all of which had been sold or put under contract by early 1993, three restaurants, an ice skating rink, pool complex, fitness center and 11,500 square feet of various retail support facilities. The second phase of the project is planned to include an additional 409-unit hotel facility, 36 townhouses, 27,000 square feet of conference space, 5,000 square feet of retail space and a parking structure. No activity on the second phase will begin until stabilization is attained on phase one and market conditions warrant additional investment.

    While PL&D has an effective 18% ownership interest in the joint venture, it has additional financial commitments as described below.

    In addition to the project financing and guarantees disclosed in the fifth paragraph of Note 11 to Notes to the Consolidated Financial Statements on page 47, the Company has advanced approximately $68 million to the joint venture through December 31, 1993, of which approximately $2 million was advanced during 1993, for the cost of operating expenses and interest payments. Further, it is anticipated the project may require additional funding by PL&D before it reaches stabilization which may take several years. During 1992, the majority partner in the joint venture sold its interest to a group put together by an existing limited partner. As a part of that transaction, PL&D relinquished its managing general partnership position to the buying group, but retained a wide range of approval rights. The result of the transaction was to strengthen the financial support for the project and led to an extension of the bank financing on the project to mid-1995.

    The operating results of this project are weather sensitive. A large snowfall in late 1992 and early 1993 helped improve results in the first quarter of 1993 and, for the full year, the resort showed marked improvement over the previous year. Occupancy for 1993, its third year of operation, was approximately 60%, up from 50% the previous year.

    Corte Madera, Marin County - After many years of intensive planning,
PL&D obtained approval for a 151 single-family home residential development on its 85-acre site in Corte Madera and, in 1991, was successful in gaining water rights for the property. In 1992, PL&D initiated development on the site which was continued into 1993. This development is one of the last remaining in-fill areas in southern Marin County. In 1993, when PL&D decided to scale back its operations in California, it also decided to sell this development in a transaction set to close in early 1994 which calls for PL&D to get the majority of its funds from the sale of residential units or upon the sixth anniversary of the sale whichever takes place first and, although indemnified, to leave in place certain bonds and other assurances previously given to the town of Corte Madera guaranteeing performance in compliance with approvals previously obtained.

                                   Arizona

    I-10 West, Phoenix - In 1979, I-10 Industrial Park Developers ("I-10"), an Arizona partnership between Paramount Development Associates, Inc. (80%) and Mardian Development Company (20%), purchased approximately 160 acres of industrially zoned land located immediately south of the Interstate 10 Freeway, between 51st and 59th Avenues in the city of Phoenix. The project experienced strong demand through 1988. With the recent downturn in the Arizona real estate markets, sales have slowed. No sales were made in 1993, leaving approximately 13 acres unsold.

    Airport Commerce Center, Tucson - In 1982, the I-10 partnership purchased 112 acres of industrially zoned property near the Tucson International Airport. During 1983, the partnership added 54 acres to that project, bringing its total size to 166 acres. This project has experienced a low level of sales activity due to an excess supply of industrial property in the marketplace. However, the partnership built and fully leased a 14,600 square foot office/warehouse building in 1987 on a building lot in the park, which was sold during 1991. In 1990, the partnership sold 14 acres to a major airline for development as a processing center and, in 1992, sold a one acre parcel adjacent to the existing property. No new land sales were made since. At year end, approximately 123 acres remain to be sold.

    Perini Central Limited Partnership, Phoenix - In 1985, PL&D (75%)
entered into a joint venture with the Central United Methodist Church to master plan and develop approximately 4.4 acres of the church's property in
midtown Phoenix.   Located adjacent to the Phoenix Art Museum and near the
Heard Museum, the project is positioned to become the mixed use core of the newly formed Phoenix Arts District. In 1990, the project was successfully rezoned to permit development of 580,000 square feet of office, 37,000 square feet of retail and 162 luxury apartments. Plans for the first phase of this project, known as "The Coronado" have been put on hold pending improved market conditions and in 1993, PL&D obtained a three-year extension of the construction start date required under the original zoning.

    Grove at Black Canyon, Phoenix - The project consists of an office park complex on a 30-acre site located off of Black Canyon Freeway, a major Phoenix artery, approximately 20 minutes from downtown Phoenix. When complete, the project will include approximately 650,000 square feet of office, hotel, restaurant and/or retail space. Development, which began in 1986, is scheduled to proceed in phases as market conditions dictate. In 1987, a 150,000 square foot office building was completed within the park and now is 93% leased with approximately half of the building leased to a major area utility company. During 1993, PL&D (50%) successfully restructured the financing on the project by obtaining a seven-year extension with some amortization and a lower interest rate. The annual amortization commitment is not currently covered by operating cash flow. No new development within the park was begun in 1993 nor were any land sales consummated.

    Sabino Springs Country Club, Tucson - During 1990, the Tucson Board of Supervisors unanimously approved a plan for this 410-acre residential golf course community close to the foothills on the east side of Tucson. In 1991, that approval which had been challenged, was affirmed by the Arizona Supreme Court. When developed, the project will consist of 496 single-family homes and an 18-hole Robert Trent Jones, Jr. designed championship golf course and club. In 1993, PL&D recorded the master plat on the project and sold a major portion of the property to an international real estate company. PL&D will retain 33 estate lots for sale in future years.

    Capitol Plaza, Phoenix - In 1988, PL&D acquired a 1 3/4-acre parcel of land located in the Governmental Mall area of Phoenix. Original plans were to either develop a 200,000 square foot office building on the site to be available to government and government related tenants or to sell the site. The project has currently been placed on hold pending a change in market conditions.

                                   General

    The Company's real estate business is influenced by both economic conditions and demographic trends. A depressed economy may result in lower real estate values and longer absorption periods. Higher inflation rates may increase the values of current properties, but often are accompanied by higher interest rates which may result in a slowdown in property sales because of higher carrying costs. Important demographic trends are population and employment growth. A significant reduction in either of these may result in lower real estate prices and longer absorption periods.

    The well publicized problems in the commercial bank and savings and loan industries over the past several years have resulted in sharply curtailed credit available to acquire and develop real estate; further, the current national real estate recession has significantly slowed the pace at which PL&D has been able to proceed on certain of its development projects and its ability to sell developed product. In some or all cases, it has also reduced the sales proceeds realized on such sales and/or required extended payment terms.

    Generally, there has been no material impact on PL&D's real estate development operations over the past 10 years due to interest rate increases. However, an extreme and prolonged rise in interest rates could create market resistance for all real estate operations in general, and is always a potential market obstacle. PL&D, in some cases, employs hedges or caps to protect itself against increases in interest rates on any of its variable rate debt and, therefore, is insulated from extreme interest rate risk on borrowed funds, although specific projects may be impacted if the decision has been made not to hedge or to hedge at higher than current rates.

    The Company has been replacing relatively low cost debt-free land in Florida acquired in the late 1950's with land purchased at current market prices. In the future, as the mix of land sold contains proportionately less low cost land, the gross margin on real estate revenues will decrease.

Insurance and Bonding

    All of the Company's properties and equipment, both directly owned or owned through partnerships or joint ventures with others, are covered by insurance and management believes that such insurance is adequate. However, due to conditions in the insurance market, the Company's California properties, both directly owned and owned in partnership with others, are not fully covered by earthquake insurance.

    In conjunction with its construction business, the Company is often required to provide various types of surety bonds. The Company has dealt with the same surety for over 75 years and it has never been refused a bond. Although from time-to-time the surety industry encounters limitations affecting the bondability of very large projects, the Company has not encountered any limit on its bonding ability that has adversely impacted its operations.

Employees

    The total number of personnel employed by the Company is subject to seasonal fluctuations, the volume of construction in progress and the relative amount of work performed by subcontractors. During 1993, the maximum number of employees employed approximately 2,600 and the minimum was approximately 1,900.

    The Company operates as a union contractor. As such, it is a signatory to numerous local and regional collective bargaining agreements, both directly and through trade associations, throughout the country. These agreements cover all necessary union crafts and are subject to various renewal dates. Estimated amounts for wage escalation related to the expiration of union contracts are included in the Company's bids on various projects and, as a result, the expiration of any union contract in the current fiscal year is not expected to have any material impact on the Company.

ITEM 2.  PROPERTIES

    Properties applicable to the Company's real estate development activities are described in detail by geographic area in Item 1. Business on pages 9 through 15. All other properties used in operations are summarized below:



                                       Owned or Leased              Approximate             Approximate Square
 Principal Offices                        by Perini                    Acres               Feet of Office Space
 -----------------                     ---------------              -----------            --------------------

 Framingham, MA                            Owned                         9                       110,000

 Phoenix, AZ                               Owned                         1                        22,000

 Southfield, MI                            Leased                        -                        13,900

 San Francisco, CA                         Leased                        -                        11,000

 Hawthorne, NY                             Leased                        -                         8,800

 Burlington, MA                            Leased                        -                        10,300

 West Palm Beach, FL                       Leased                        -                         5,000

 Pasadena, CA                              Leased                        -                         4,000

 Las Vegas, NV                             Leased                        -                         3,000

 Atlanta, GA                               Leased                        -                         1,700

 Chicago, IL                               Leased                        -                        14,700

 Philadelphia, PA                          Leased                        -                         2,100
                                                                        --                       -------

                                                                        10                       206,500
                                                                        ==                       =======

 Principal Permanent Storage Yards

 Bow, NH                                   Owned                        70

 Framingham, MA                            Owned                         6

 E. Boston, MA                             Owned                         4

 Las Vegas, NV                             Leased                        2

 Novi, MI                                  Leased                        3
                                                                        --
                                                                        85
                                                                        ==


The Company's properties are generally well maintained and in good condition.



ITEM 3.  LEGAL PROCEEDINGS

- -   On July 30, 1993, the U.S. District Court (D.C.) upheld the Contracting
    Officer's terminations for default, both dated May 11, 1990, on two adjacent contracts for subway construction between Mergentime-Perini
    (two joint ventures) and the Washington Metropolitan Area Transit Authority ("WMATA") and found the Mergentime Corporation, Perini Corporation and the Insurance Company of North America, the surety, jointly and severally liable to WMATA for damages in the amount of $16.5 million, consisting primarily of excess reprocurement costs. The court deferred ruling on the net value of the joint ventures' major claims against WMATA. Any such amounts awarded to the joint ventures could serve to offset the above damages award. Originally Mergentime Corporation was the sponsor and manager of both joint ventures with a 60% interest in each. Perini held the remaining 40%. The contracts were awarded in 1985 and 1986 but in 1987, Perini and Mergentime entered into an agreement whereby Perini withdrew from the joint ventures, but remained obligated to WMATA under the contracts. At that point, Mergentime assumed full control over the performance of both projects. After the termination of the joint ventures' contracts in May of 1990, Perini Corporation, acting independently, was awarded a separate contract by WMATA to finish these projects, both of which were successfully completed on schedule.

    Mergentime may be unable to meet its financial obligations under the award. In such event the Company, as a joint venture partner, could be liable for the entire amount. Currently, both parties have filed post-trial motions with the District Court attacking the decision and award. For the purpose of these motions, the successor judge (who was recently named) is treating the judgment as one that is not a final judgment and thus not one from which an appeal lies pending rulings on the motions. Although no date has been set for a review of the post-trial motions, the Court has indicated that such consideration will require substantial effort and that it intends to give this case the consideration it deserves.

    The ultimate financial impact, if any, of this judgment is not yet determinable, and therefore, no impact is reflected in the 1993 financial statements.

    In the ordinary course of its construction business, the Company is engaged in other lawsuits. The Company believes that such lawsuits are usually unavoidable in major construction operations and that their resolution will not materially affect its business.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.



                                   PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The Company's common stock is traded on the American Stock Exchange under the symbol "PCR". The quarterly market price ranges (high-low) for 1993 and 1992 are summarized below:


                                                              1993                   1992
                                                        --------------          --------------
 Market Price Range per Common Share:                    High     Low            High     Low
 -----------------------------------                    ------   -----          ------   -----

 Quarter Ended

   March 31                                             18 5/8 - 14 1/8         14 3/8 - 11 3/4

   June 30                                              14 7/8 - 13             14 3/4 - 11 5/8

   September 30                                         13 1/2 -  9 7/8         13 1/8 - 10 7/8

   December 31                                          12 3/4 - 10 1/8         18 3/4 - 10 1/4


         For information on dividend payments, see Selected Financial Data in Item 6 below and "Dividends" under Management's Discussion and Analysis on page 24.

         As of March 4, 1994, there was approximately 1,523 record holders of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA


SELECTED CONSOLIDATED FINANCIAL INFORMATION
(In thousands, except per share data)


 OPERATING SUMMARY                   1993             1992            1991            1990              1989
                                  ----------       ----------      ----------      ----------       -----------

 Revenues

   Construction operations        $1,030,341       $1,023,274      $  919,641      $  983,689       $  830,553

   Real estate operations             69,775           47,578          72,267          31,331           70,216
                                  ----------       -----------     ----------      -----------      ----------
      Total Revenues              $1,100,116       $1,070,852      $  991,908      $1,015,020       $  900,769
                                  ==========       ===========     ==========      ===========      ==========


 Net Income (Loss)                $    3,165       $  (16,984)     $    3,178      $   (2,575)      $   13,152
                                  ----------       -----------     ----------      -----------      ----------
 Per Share of Common Stock:
   Net income (loss)              $      .24       $    (4.69)     $      .27      $    (1.20)      $     3.11
                                  ----------       -----------     ----------      -----------      ----------

   Cash dividends declared        $    -           $    -          $    -          $      .60       $      .80
                                  ----------       -----------     ----------      -----------      ----------

   Book value                     $    24.49       $    23.29      $    28.96      $    28.48       $    30.10
                                  ----------       -----------     ----------      -----------      ----------
 Weighted Average Number
 of Common Shares Outstanding          4,265            4,079           3,918           3,916            3,545
                                  ----------       -----------     ----------      -----------      ----------

 FINANCIAL POSITION SUMMARY

 Working Capital                  $   36,877       $   31,028      $   30,724      $   33,756       $   40,203
                                  ----------       ----------      ----------      ----------       ----------

 Current Ratio                        1.17:1           1.14:1          1.16:1          1.16:1           1.21:1
                                  ----------       ----------      ----------      ----------       ----------

 Long-term Debt, less current
 maturities                       $   82,366       $   85,755      $   96,294      $  100,912       $   82,848
                                  ----------       ----------      ----------      ----------       ----------

 Stockholders' Equity             $  131,143       $  121,765      $  138,644      $  136,682       $  142,970
                                  ----------       ----------      ----------      ----------       ----------

 Ratio of Long-term Debt to
 Equity                                .63:1            .70:1           .69:1           .74:1            .58:1
                                  ----------       ----------      ----------      ----------       ----------

 Total Assets                     $  476,378       $  470,696      $  498,574      $  509,707       $  456,000
                                  ----------       ----------      ----------      ----------       ----------

 OTHER DATA
 Backlog at Year-end              $1,238,141       $1,169,553      $1,233,958      $1,091,077       $1,018,912
                                  ----------       ----------      ----------      ----------       ----------



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION -
1993 COMPARED TO 1992

The improved operating results in 1993 resulted in net income of $3.2 million (or $.24 per common share) compared to a net loss in 1992 of $17 million (or $4.69 per common share). The primary reason for this improvement was the nominal profit generated by real estate operations in 1993 compared to a $47 million operating loss in 1992 which included a $30 million pretax net realizable value writedown on certain real estate assets management decided to liquidate in the near-term. However, profits from construction operations decreased due primarily to the mix of work performed in 1993, relatively more of the lower margin building work and relatively less of the higher margin heavy and pipeline construction work, the latter being due to the sale by the Company of its 74%-ownership interest in Majestic Contractors Limited ("Majestic"), its Canadian pipeline construction subsidiary, in January, 1993.

Revenues reached a new record for the second consecutive year and amounted to $1.100 billion in 1993 compared to $1.071 billion in 1992, an increase of $29 million (or 3%). This increase resulted primarily from a net increase in construction revenues of $7 million from $1.023 million in 1992 to $1.030 million in 1993 due primarily to an increase in volume from building operations of $113 million (or 19%), from $604 million in 1992 to $717 million in 1993 due to an increased backlog going into 1993 and certain fast-track hotel/casino projects included in the backlog, and to a lesser degree, a small increase in heavy construction revenues. These increases more than offset the $101 million decrease in revenues from pipeline construction due to the sale referred to above and a $14 million decrease from engineering services due to the sale of Monenco Group Ltd. ("Monenco") in the first quarter of 1992. In addition, revenues from real estate operations increased by $22.2 million, from $47.6 million in 1992 to $69.8 million in 1993 due primarily to the sale of a partnership interest in certain commercial rental properties in San Francisco and, to a lesser degree, an increase in land sales in Florida.

Gross profit in 1993 increased by $30.6 million, from $22.2 million in 1992 to $52.8 million in 1993 due primarily to a $47.2 million increase from real estate operations, from a $43.5 million loss in 1992 to a $3.7 million profit in 1993. This improvement from real estate operations is due primarily to the non-recurring $30 million pretax net realizable value writedown in 1992 referred to previously, the sale of certain commercial rental properties also referred to previously, profitable land sales in Florida and an improvement in results from a major ongoing operating property, The Resort at Squaw Creek. This increase in gross profit was offset by a decrease in gross profit from construction operations of $16.6 million, from $65.7 million in 1992 to $49.1 million in 1993 due primarily to the sale of Majestic and Monenco referred to above, a combined $18 million decrease.

Total general, administrative and selling expenses increased by $2.9 million (or 7%) in 1993, from $41.3 million in 1992 to $44.2 million in 1993 due to several factors, including $2.2 million related to the acquisition referred to in Note 1 to Notes to the Consolidated Financial Statements on page 36, a $2.1 million expense for severance incurred in connection with re-engineering some of the business units, and additional personnel for the Company's ongoing heavy construction operations. These increases were partially offset by the $5.1 million decrease resulting from the sale of Majestic referred to above.

The increase in other income of $4.8 million, from $.4 million in 1992 to $5.2 million in 1993 is due to the gain of $4.6 million on the sale of Majestic and a decrease in the deduction for minority interest, both of which were partially offset by the nonrecurring gain of $2 million from the sale of Monenco in 1992.

The decrease in interest expense of $2 million (or 26%), from $7.7 million in 1992 to $5.7 million in 1993 primarily results from lower interest rates during 1993 and lower average borrowings due to the continued pay down of real estate and other debt, and, to a lesser degree, less interest expense related to Majestic due to the sale.

The higher-than-normal tax rate in 1993 is due to additional tax provided on the gain on the sale of Majestic for the difference between the book and tax bases of the Company's investment in this subsidiary.


RESULTS OF OPERATIONS -
1992 COMPARED TO 1991

Operations in 1992 resulted in a net loss of $17 million (or $4.69 per common share) compared to 1991 net income of $3.2 million (or $.27 per common share). The primary reason for this decline in earnings was a substantial loss recorded by the Company's real estate operations, due to a combination of significant operating losses and a $30 million pre-tax net realizable value writedown in the fourth quarter of 1992 on certain real estate assets management decided to liquidate in the near-term. These losses and writedown resulted from a weakening in property values caused by the continuing adverse impact of the national real estate recession, the surplus of real estate product for sale in most markets, and severely restricted financing sources (both domestic and foreign) for potential buyers due to the well-publicized problems in the commercial banking industry. Overall construction operations, on the other hand, reached an all-time record level of profitability in 1992 due to the fourth consecutive year of record earnings from domestic construction operations, as well as a significant increase in earnings from Canadian pipeline operations. In January 1993, the Company sold its investment in the Canadian pipeline operation (see Note 1 to Notes to the Consolidated Financial Statements on page 36).

Revenues reached a record of $1.071 billion in 1992 compared to $992 million in 1991, an increase of $79 million (or 8%). This increase reflected an overall increase in construction revenues of $103 million (or 11%), from $920 million in 1991 to $1.023 billion in 1992, which was partially offset by a decline in real estate revenues of $24 million (or 33%), from $72 million in 1991 to $48 million in 1992. The increase in construction revenues was due primarily to increased volume from building construction operations which increased $97 million (or 19%), from $507 million in 1991 to $604 million in 1992, resulting from a high level of activity in the hotel/casino market as well as a higher overall backlog of work going into 1992 compared to 1991.
In addition, revenues from Canadian pipeline operations increased $32 million (or 46%), from $69 million in 1991 to $101 million in 1992, due primarily to higher margins on projects obtained in the resurgent Canadian natural gas pipeline construction market. Revenues from international construction operations increased $32 million, more than tripling the 1991 level of $15 million, due primarily to a higher backlog of work entering 1992 compared to 1991. These increases in construction revenues were partially offset by a decrease in volume from engineering services of $41 million, from $54 million in 1991 to $13 million in 1992 due to the sale in the first quarter of 1992 of the Company's investment in Monenco and, to a lesser degree, a decrease in volume from heavy operations of $10 million (or 4%) from $263 million in 1991 to $253 million in 1992 due to the timing in start-up of new projects. The decrease in real estate revenues was due to a decrease in real estate closings, primarily in the California and Florida market areas where sales activity remained constrained due to the factors noted above.

Gross profit in 1992 decreased $38.7 million (or 64%), from $60.9 million in 1991 to $22.2 million in 1992 due primarily to a $43.1 million decrease from real estate operations, from a $.4 million loss in 1991 to a $43.5 million loss in 1992, caused by the reasons mentioned above. Gross profit from construction operations increased $4.4 million (or 7%), from $61.3 million in 1991 to $65.7 million in 1992 due primarily to the higher revenues discussed above as well as strong operating results achieved in Canada where certain pipeline projects were successfully completed.

Total general, administrative and selling expenses decreased $7.2 million (or 15%) from $48.5 million in 1991 to $41.3 million in 1992 due primarily to the impact of cost reduction programs implemented in recent years throughout the Company's corporate, construction and real estate operations and, to a lesser degree, a reduction in sales commissions resulting from the decrease in real estate land sales.

Other income decreased $.7 million, from $1.1 million in 1991 to $.4 million in 1992. A $2 million gain relating to the Company's sale of its 45%- interest in Monenco in 1992 was more than offset by the increase in the deduction for minority interest in the 1992 earnings of Majestic.

Interest expense decreased $1.4 million, from $9 million in 1991 to $7.6 million in 1992, due primarily to lower average interest rates on borrowings under the Company's credit facilities and repayment of loans in early 1992 relating to the sale of Monenco.

The tax credit for 1992 reflects an effective tax rate of 36% compared to the Federal statutory rate of 34%, because of the impact of foreign and state tax credits.

FINANCIAL CONDITION

CASH AND WORKING CAPITAL

During 1993, the Company used $39.1 million of cash for investment activities, primarily to fund construction and real estate joint ventures; $3 million for financing activities, primarily to pay down company debt; and $1.6 million to fund operating activities, primarily changes in working capital.

During 1992, the Company provided $55.4 million of cash from operations and $14.2 million of cash from the sale of its investment in Monenco. Of this amount, $29.9 million was used for investing activities, primarily in two real estate joint ventures and, to a lesser degree, real estate properties used in operations; $7.1 million was used for financing activities, primarily to pay down company debt; and the remaining amount ($31.7 million, net) increased cash on hand.

During 1991, the Company used $50.9 million of cash for investing activities, primarily in two real estate joint ventures and, to a lesser degree, in land held for sale or development and construction equipment, and a net of $24.2 million of cash primarily to pay down company debt. These uses of cash were funded by cash provided by operations ($70.9 million) and an overall reduction in cash of $4.2 million. The two recently completed real estate development joint ventures referred to above are currently experiencing operating profits before depreciation, but show negative cash flow after debt service.

As mentioned previously, the softening of the national real estate market coupled with problems in the commercial banking industry have significantly reduced credit availability for both new real estate development projects and the sale of completed product, sources historically relied upon by the Company and its customers to meet liquidity needs for its real estate development business. The Company has addressed this problem by relying on corporate borrowings, extending certain maturing real estate loans (with such extensions usually requiring pay downs and increased annual amortization of the remaining loan balance), suspending the acquisition of new real estate inventory, significantly reducing development expenses on certain projects, utilizing treasury stock in partial payment of amounts due under certain of its incentive compensation plans, utilizing cash internally generated from operations and, during the first quarter of 1992, selling its interest in Monenco. In addition, in January, 1993, the Company sold its majority interest in Majestic for approximately $31.7 million in cash. Since Majestic had been fully consolidated, the net result to the Company was to increase working capital by $8 million and cash by $4 million. In addition, the Company implemented a company-wide cost reduction program in 1990, and again in 1991 and 1993 to improve long-term financial results and suspended the dividend on its common stock during the fourth quarter of 1990. Also, the Company increased the aggregate amount available under its revolving credit agreement from $53 million to $70 million in May, 1993. Management believes that cash generated from operations, existing credit lines and additional borrowings should probably be adequate to meet the Company's funding requirements. However, the withdrawal of many commercial lending sources from both the real estate and construction markets and/or restrictions on new borrowings and extensions on maturing loans by these very same sources cause uncertainties in predicting liquidity. At December 31, 1993, the Company has $18 million available under its short-term lines of credit and $.5 million available under its revolving credit facility.

The working capital current ratio improved to 1.17:1 at the end of 1993, compared to 1.14:1 at the end of 1992 and 1.16:1 at the end of 1991.

LONG-TERM DEBT

Long-term debt was $82.4 million at the end of 1993 which represented a decrease of $3.4 million compared with $85.8 million at the end of 1992, which was a decrease of $10.5 million from the $96.3 million at the end of 1991. Of the total decrease in 1992, $5.5 million was due to repayment of loans relating to the purchase of Monenco in 1987 and, to a lesser degree, equipment financings. The ratio of long-term debt to equity stood at .63:1 at the end of 1993 compared to .70:1 at the end of 1992 and .69:1 at the end of 1991.

STOCKHOLDERS' EQUITY

The Company's book value per common share stood at $24.49 at December 31, 1993, compared to $23.29 per common share and $28.96 per common share at the end of 1992 and 1991, respectively. The major factors impacting stockholders' equity during the three-year period under review were results of operations, preferred dividends and, in 1992 and 1993, treasury stock issued in partial payment of incentive compensation.

At December 31, 1993, there were 1,433 common stockholders of record based on the stockholders list maintained by the Company's transfer agent.

DIVIDENDS

There were no cash dividends declared during 1993, 1992 or 1991 on the Company's outstanding common stock. It is management's intent to recommend reinstating dividends on common stock once it is prudent to do so. In 1987, the Company issued 1,000,000 depositary convertible exchangeable preferred shares, each depositary share representing ownership of 1/10 of a share of $21.25 convertible exchangeable preferred stock. During the three-year period ended December 31, 1993, the Board of Directors declared regular quarterly cash dividends of $5.3125 per share for the annual total of $21.25 per share (equivalent to quarterly dividends of $.53125 per depositary share for an annual total of $2.125 per depositary share). Dividends on preferred shares are cumulative and are payable quarterly before any dividends may be declared or paid on the common stock of the Company (see Note 7 to Notes to the Consolidated Financial Statements on page 43).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Reports of Independent Public Accountants, Consolidated Financial Statements, and Supplementary Schedules, are set forth on the pages that follow in this Report and are hereby incorporated herein.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                  PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving election of directors in connection with the Annual Meeting of Stockholders to be held on May 19, 1994 (the "Proxy Statement"), which section is incorporated herein by reference.
         The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1993 pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended.

         Listed below are the names, offices held, ages and business experience of all executive officers of the Company.


                                Year First Elected to Present
Name, Offices Held and Age      Office and Business Experience
- --------------------------      ------------------------------

David B. Perini, Director,      He has served as a Director,
Chairman, President and Chief   President, Chief Executive Officer
Executive Officer - 56          and Acting Chairman since 1972.  He
                                became Chairman on March 17, 1978
                                and has worked for the Company since
                                1962 in various capacities.  Prior
                                to being elected President, he
                                served as Vice President and General
                                Counsel.

Thomas E. Dailey, Director,     He served in this capacity since
Executive Vice President,       July, 1992, which entails overall
Construction - 61               responsibility for all of the
                                Company's building, heavy and
                                international construction
                                operations.  Prior to that, he
                                served as President, Construction
                                Group since January, 1986.  Since
                                June, 1984, he had been serving as
                                Vice President and General Manager,
                                Western Building Division.  Before
                                that he was Chairman of the
                                Company's Detroit-based subsidiary,
                                R.E. Dailey & Co.  Joining that
                                company in 1956, he was elected Vice
                                President in 1964, President in 1968
                                and Chairman in 1977.

James M. Markert, Director,     He has served in his present
Senior Vice President, Finance  capacity since June, 1984, which
and Administration - 60         entails overall responsibility for
                                the Company's financial and
                                administrative matters.  Previously,
                                he was Treasurer of Fluor
                                Corporation since 1980.

John H. Schwarz, Chief          He has served in his present
Executive Officer of Perini     capacity since April, 1992, which
Land and Development Company -  entails overall responsibility for
55                              the Company's real estate
                                operations.  Prior to that, he
                                served as Vice President, Finance
                                and Controls of Perini Land and
                                Development Company.  Previously, he
                                served as Treasurer from August,
                                1984, and Director of Corporate
                                Planning since May, 1982.  He joined
                                the Company in 1979 as Manager of
                                Corporate Development.

    The Company's officers are elected on an annual basis at the Board of Directors Meeting immediately following the Shareholders Meeting in May, to hold such offices until the Board of Directors Meeting following the next Annual Meeting of Shareholders and until their respective successors have been duly appointed or until their tenure has been terminated by the Board of

Directors, or otherwise.

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In response to Items 11-13, reference is made to the information to be set forth in the section entitled "Election of Directors" in the Proxy Statement, which is incorporated herein by reference.

                                   PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                     PERINI CORPORATION AND SUBSIDIARIES

(a)1. The following financial statements and supplementary financial information are filed as part of this report:

                                                             Pages
Financial Statements of the Registrant

Consolidated Balance Sheets as of December 31, 1993 and      30 - 31
1992

Consolidated Statements of Operations for the three years    32
ended December 31, 1993, 1992 and 1991

Consolidated Statements of Stockholders' Equity for the      33
three years ended December 31, 1993, 1992 and 1991

Consolidated Statements of Cash Flows for the three years    34 - 35
ended December 31, 1993, 1992 and 1991

Notes to Consolidated Financial Statements                   36 - 50

Report of Independent Public Accountants                     51

(a)2. The following financial statement schedules are filed as part of this report:

                                                              Pages

Report of Independent Public Accountants on Schedules         52

Schedule II -- Amounts Receivable from Related Parties and    53
  Underwriters, Promoters and Employees other than Related
  Parties

Schedule VIII -- Valuation and Qualifying Accounts and        54
  Reserves

         All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or in the Notes thereto.

         Separate condensed financial information of the Company has been omitted since restricted net assets of subsidiaries included in the consolidated financial statements and its equity in the undistributed earnings of 50% or less owned persons accounted for by the equity method do not, in the aggregate, exceed 25% of consolidated net assets.

(a)3.    Exhibits

         The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on pages 55 through 60. The Company will furnish a copy of any exhibit not included herewith to any holder of the Company's common and preferred stock upon request.

(b) During the quarter ended December 31, 1993, the Registrant made no filings on Form 8-K.



                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   PERINI CORPORATION
                                   (Registrant)

Dated:  March 24, 1994             s/James M. Markert
                                   James M. Markert
                                   Senior Vice President,
                                   Finance and Administration

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

       Signature                   Title                 Date
       ---------                   -----                 ----

(i)  Principal Executive
     Officer
     David B. Perini        Chairman, President &
                            Chief Executive Officer
s/David B. Perini                                    March 24, 1994
- -----------------
David B. Perini


(ii) Principal Financial
     Officer

     James M. Markert       Senior Vice President
                            Finance & Administration
s/James M. Markert                                   March 24, 1994
- ------------------
James M. Markert


(iii) Principal Accounting
      Officer
      Barry R. Blake        Vice President and
                            Controller
s/Barry R. Blake                                     March 24, 1994
- ----------------
Barry R. Blake


(iv)  Directors

       David B. Perini        )
       Joseph R. Perini       )    By
       Richard J. Boushka     )
       Marshall M. Criser     )    s/James M. Markert
       Thomas E. Dailey       )    ------------------
       Albert A. Dorman       )    James M. Markert
       Arthur J. Fox, Jr.     )
       Nancy Hawthorne        )    Attorney in Fact
       Marshall A. Jacobs     )    Dated:  March 24, 1994
       Robert M. Jenney       )
       James M. Markert       )
       John J. McHale         )
       Jane E. Newman         )
       Bart W. Perini         )



Consolidated Balance Sheets
December 31, 1993 and 1992

(In thousands except per share data)


Assets
                                                                                        --------       --------
 CURRENT ASSETS:
   Cash, including cash equivalents of $20,354 and $52,749 (Note 1)
                                                                                        $ 35,871       $ 79,563
   Accounts and notes receivable, including retainage of $45,084 and
     $48,748                                                                             123,009        123,189

   Unbilled work                                                                          14,924          8,878

   Construction joint ventures (Notes 1 and 2)                                            61,156         29,654

   Real estate inventory                                                                  11,666          7,225

   Deferred income taxes (Notes 1 and 5)                                                   7,702            -

   Other current assets                                                                    3,274          3,505
                                                                                        --------       --------
     Total current assets                                                               $257,602       $252,014
                                                                                        --------       --------

REAL ESTATE DEVELOPMENT INVESTMENTS:

   Land held for sale or development (including land development costs) at the lower of cost or market (Note 1)
                                                                                        $ 48,011       $ 46,943
   Investments in and advances to real estate joint ventures (Notes 1, 2
     and 11)                                                                             138,095        127,104

   Real estate properties used in operations, less accumulated
     depreciation of $3,638 and $3,181                                                    12,678         16,235

   Other                                                                                     -              636
                                                                                        --------       --------
     Total real estate development investments                                          $198,784       $190,918
                                                                                        --------       --------

 PROPERTY AND EQUIPMENT, at cost:

   Land                                                                                 $  1,451       $  1,307

   Buildings and improvements                                                             15,566         15,455

   Construction equipment                                                                 16,440         40,388

   Other equipment                                                                        11,625         11,624
                                                                                        --------       --------
   Less - Accumulated depreciation (Note 1)                                               28,986         44,233
                                                                                        --------       --------
     Total property and equipment, net                                                  $ 16,096       $ 24,541
                                                                                        --------       --------

 OTHER ASSETS:

   Other investments                                                                    $  2,188       $  1,473

   Goodwill (Note 1)                                                                       1,708          1,750
                                                                                        --------       --------
     Total other assets                                                                 $  3,896       $  3,223
                                                                                        --------       --------

                                                                                        $476,378       $470,696
                                                                                        ========       ========

The accompanying notes are an integral part of these financial statements.


Liabilities and Stockholders' Equity

                                                                                     1993           1992
                                                                                   --------       --------

 CURRENT LIABILITIES:

   Current maturities of long-term debt (Note 4)                                   $  7,617       $ 10,776

   Accounts payable, including retainage of $45,508 and $34,168                     136,231        134,750

   Deferred contract revenue                                                         25,867         25,768

   Accrued expenses                                                                  47,827         49,170

   Accrued income taxes (Notes 1 and 5)                                               3,183            522
                                                                                   --------       --------
     Total current liabilities                                                     $220,725       $220,986
                                                                                   --------       --------

 DEFERRED INCOME TAXES AND OTHER LIABILITIES (Notes 1 and 5)
                                                                                   $ 38,794       $ 30,830
                                                                                   --------       --------

 LONG-TERM DEBT, less current maturities included above (Note 4):

   Real estate development                                                         $ 11,382       $ 17,661

   Other                                                                             70,984         68,094
                                                                                   --------       --------
     Total long-term debt                                                          $ 82,366       $ 85,755
                                                                                   --------       --------

 MINORITY INTEREST (Note 1)                                                        $  3,350       $ 11,360
                                                                                   --------       --------

 CONTINGENCIES AND COMMITMENTS (Note 11)

 STOCKHOLDERS' EQUITY (Notes 1, 7, 8, 9 and 10):

   Preferred stock, $1 par value -
     Authorized - 1,000,000 shares
     Issued and outstanding - 100,000 shares
       ($25,000 aggregate liquidation preference)                                  $    100       $    100

   Series A junior participating preferred stock, $1 par value -
     Authorized - 200,000
     Issued - none

   Common stock, $1 par value -
     Authorized - 7,500,000 shares
     Issued - 4,985,160 shares                                                        4,985          4,985

   Paid-in surplus                                                                   59,875         60,019

   Retained earnings                                                                 83,594         82,554

   Cumulative translation adjustment                                                    -           (4,696)

   ESOT related obligations                                                          (6,982)        (7,888)
                                                                                   ---------      ---------
                                                                                   $141,572       $135,074
   Less - Common stock in treasury, at cost - 654,353 shares and
     835,036 shares                                                                  10,429         13,309
                                                                                   --------       --------
     Total stockholders' equity                                                    $131,143       $121,765
                                                                                   --------       --------

                                                                                   $476,378       $470,696
                                                                                   ========       ========


Consolidated Statements of Operations
For the years ended December 31, 1993, 1992 & 1991

(In thousands, except per share data)

                                                                 1993               1992              1991
                                                              ----------         ----------         --------

 REVENUES (Notes 2 and 14)                                    $1,100,116         $1,070,852         $991,908

 COSTS AND EXPENSES (Notes 2 and 10):

   Cost of operations                                         $1,047,330         $1,048,663         $931,054

   General, administrative and selling expenses                   44,212             41,328           48,530
                                                              ----------         ----------         --------
                                                              $1,091,542         $1,089,991         $979,584
                                                              ----------         ----------         --------

 INCOME (LOSS) FROM OPERATIONS (Note 14)                      $    8,574         $  (19,139)        $ 12,324
                                                              ----------         -----------        --------

   Other income, net (Note 6)                                      5,207                436            1,136

   Interest expense, net of capitalized amounts
     (Notes 1, 3 and 4)                                           (5,655)            (7,651)          (9,022)
                                                              -----------        -----------        ---------

 INCOME (LOSS) BEFORE INCOME TAXES                            $    8,126         $  (26,354)        $  4,438

 (Provision) credit for income taxes (Notes 1 and 5)              (4,961)             9,370           (1,260)
                                                              -----------        -----------        ---------

 NET INCOME (LOSS)                                            $    3,165         $  (16,984)        $  3,178
                                                              ===========        ===========        =========



 EARNINGS (LOSS) PER COMMON SHARES (Note 1)                   $      .24         $    (4.69)        $    .27
                                                              ==========         ===========        ========

The accompanying notes are an integral part of these financial statements.





Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 1993, 1992 & 1991

(In thousands, except per share data)

                                                                             Cumulative      ESOT
                                Preferred   Common   Paid-In    Retained     Translation    Related     Treasury
                                Stock       Stock    Surplus    Earnings     Adjustment    Obligation   Stock
                                ---------   ------   -------    --------     -----------   ----------   --------

- -----------------------------------------------------------------------------------------------------------------
 Balance-December 31, 1990        $100      $4,985   $60,635    $100,610     $(3,080)      $(9,528)     $(17,040)
- -----------------------------------------------------------------------------------------------------------------

 Net income                         -          -         -         3,178         -             -             -

 Preferred stock-cash
 dividends declared ($21.25
 per share*)                        -          -         -        (2,125)        -             -             -

 Restricted stock awarded           -          -         (8)         -           -             -              80

 Translation adjustment             -          -         -           -            45           -             -

 Payments related to ESOT
 notes                              -          -         -           -           -             792           -

- -----------------------------------------------------------------------------------------------------------------
 Balance-December 31, 1991        $100      $4,985   $60,627    $101,663     $(3,035)      $(8,736)     $(16,960)
- -----------------------------------------------------------------------------------------------------------------

 Net Income (loss)                  -          -         -       (16,984)        -             -             -

 Preferred stock-cash
 dividends declared ($21.25
 per share*)                        -          -         -        (2,125)        -             -             -

 Treasury stock issued in
 partial payment of incentive
 compensation                       -          -        (606)        -           -             -           3,642

 Restricted stock awarded           -          -          (2)        -           -             -               9

 Translation adjustment             -          -         -           -        (1,661)          -             -

 Payments related to ESOT
 notes                              -          -         -           -           -             848           -

- -----------------------------------------------------------------------------------------------------------------
 Balance-December 31, 1992        $100      $4,985   $60,019    $ 82,554     $(4,696)      $(7,888)     $(13,309)
- -----------------------------------------------------------------------------------------------------------------

 Net income                         -          -         -         3,165         -             -             -

 Preferred stock-cash
 dividends declared ($21.25
 per share*)                        -          -         -        (2,125)        -             -             -

 Treasury stock issued in
 partial payment of incentive
 compensation                       -          -        (143)        -           -             -           2,872

 Restricted stock awarded           -          -          (1)        -           -             -               8

 Related to Sale of Majestic
                                    -          -         -           -         4,696           -             -
 Payments related to ESOT
 notes                              -          -         -           -           -             906           -

- -----------------------------------------------------------------------------------------------------------------
 Balance-December 31, 1993        $100      $4,985   $59,875    $ 83,594     $   -         $(6,982)     $(10,429)
- -----------------------------------------------------------------------------------------------------------------


*Equivalent to $2.125 per depositary share (see Note 7).

The accompanying notes are an integral part of these financial statements.


Consolidated Statements of Cash Flows
For the years ended December 31, 1993, 1992 & 1991

(In thousands)

                                                                                 1993         1992          1991
                                                                               --------     ---------     --------

 Cash Flows from Operating Activities:

 Net income (loss)                                                             $  3,165     $(16,984)     $  3,178

 Adjustments to reconcile net income (loss) to net cash from operating activities -
   Depreciation and amortization                                                  3,515        6,297         7,190

   Non-current deferred taxes and other liabilities                              11,239      (13,236)        3,406

   Distributions greater (less) than earnings of joint ventures
     and affiliates                                                              (2,821)       9,412        (2,291)

   Writedown of certain real estate properties                                      -         31,368         2,800

   (Gain) on sale of Monenco                                                        -         (1,976)          -

   (Gain) on sale of Majestic (Notes 1 and 6)                                    (4,631)         -             -

   (Gain) loss on sale of fixed assets                                             (299)        (570)          (94)

   Minority interest, net                                                           (78)       2,001         1,292

   Cash provided from (used by) changes in components of working capital other than cash, notes payable and current maturities
     of long-term debt                                                          (19,653)      35,819        29,549

   Real estate development investments other than joint ventures                 10,908        6,253        18,322

   Other non-cash items, net                                                     (2,922)      (2,972)        7,501
                                                                               ---------    ---------     --------

   NET CASH FROM OPERATING ACTIVITIES                                          $ (1,577)    $ 55,412      $ 70,853
                                                                               ---------    ---------     --------


 Cash Flows from Investing Activities:

   Proceeds from sale of property and equipment                                $  1,344     $  1,890      $  1,815

   Cash distributions of capital from unconsolidated joint
     ventures                                                                     4,977        3,413         4,469

   Acquisition of property and equipment                                         (4,387)      (4,044)       (6,614)

   Improvements to land held for sale or development                             (4,227)      (4,341)       (8,307)

   Improvements to and acquisitions of real estate properties used
     in operations                                                                 (614)      (6,310)         (894)

   Capital contributions to unconsolidated joint ventures                       (24,579)      (8,425)       (8,503)

   Advances to real estate joint ventures, net                                  (16,031)     (12,091)      (33,991)

   Proceeds from sale of Monenco shares                                             -         14,180           -

   Proceeds from sale of Majestic, net of subsidiary's cash                       4,377          -             -

   Investments in other activities                                                  -             (3)        1,127
                                                                               ---------    ---------     ---------

   NET CASH USED BY INVESTING ACTIVITIES                                       $(39,140)    $(15,731)     $(50,898)
                                                                               ---------    ---------     ---------


 Cash Flows from Financing Activities:

   Proceeds from long-term debt                                                $  8,014     $  9,571      $  4,563

   Repayment of long-term debt                                                  (11,600)     (17,590)      (18,661)

   Cash dividends paid                                                           (2,125)      (2,125)       (2,125)

   Treasury stock issued                                                          2,736        3,043            72

   Repayment of notes payable to banks                                              -            -          (8,000)
                                                                               ---------    ---------     ---------
   NET CASH USED BY FINANCING ACTIVITIES                                       $ (2,975)    $ (7,101)     $(24,151)
                                                                               ---------    ---------     ---------

 Effect of Exchange Rate Changes on Cash                                       $    -       $   (831)     $     18
                                                                               ---------    ---------     ---------
 Net Increase (Decrease) in Cash                                               $(43,692)    $ 31,749      $ (4,178)

 Cash and Cash Equivalents at Beginning of Year                                  79,563       47,814        51,992
                                                                               ---------    ---------     ---------
 Cash and Cash Equivalents at End of Year                                      $ 35,871       79,563      $ 47,814
                                                                               =========    =========     =========

 Supplemental Disclosures of Cash Paid During the Year For:
   Interest, net of amounts capitalized                                        $  5,947     $ 10,995      $  7,953
                                                                               =========    =========     =========
   Income tax payments (refunds)                                               $    843     $ (2,603)     $(10,446)
                                                                               =========    =========     =========


The accompanying notes are an integral part of these financial statements.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1993, 1992 & 1991

[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[a] Principles of Consolidation
The consolidated financial statements include the accounts of Perini Corporation, its subsidiaries and certain majority-owned real estate joint ventures (the "Company"). All subsidiaries are wholly-owned except Majestic Contractors Limited ("Majestic"), which was approximately 74%-owned and Perland Environmental Technologies, Inc., which is approximately 90%-owned. All significant intercompany transactions and balances have been eliminated in consolidation. Non-consolidated joint venture interests are accounted for on the equity method with the Company's share of revenues and costs in these interests included in "Revenues" and "Cost of Operations," respectively, in the accompanying consolidated statements of operations.

In January, 1993, the Company sold its 74%-ownership in Majestic, its Canadian pipeline construction subsidiary, for $31.7 million which resulted in an after tax gain of approximately $1.0 million.

Effective July 1, 1993, the Company acquired Gust K. Newberg Construction Co.'s ("Newberg") interest in certain construction projects and related equipment. The purchase price for the acquisition was (i) approximately $3 million in cash for the equipment paid by a third party leasing company, which in turn simultaneously entered into an operating lease agreement with the Company for the use of said equipment, (ii) the greater of $1 million or 25% of the aggregate pretax earnings during the period from April 1, 1993 through December 31, 1994, net of payments accruing to Newberg as described in (iii) below, and (iii) 50% of the aggregate of net profits earned from each project from April 1, 1993 through December 31, 1994 and, with regard to one project through December 31, 1995. This acquisition is being accounted for as a purchase. If this acquisition had been consummated as of January 1, 1992, the 1992 and 1993 pro forma results would have been, respectively, Revenues of $1,164,444,000 and $1,134,264,000 and Net Income (Loss) of $(14,935,000) ($(4.18) per common share) and $3,724,000 ($.37 per common share).

[b] Translation of Foreign Currencies
The accounts of the Canadian subsidiary are translated in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, under which translation adjustments are accumulated directly as a separate component of stockholders' equity. Gains and losses on foreign currency transactions are included in results of operations during the period in which they arise.

[c] Method of Accounting for Contracts
Profits from construction contracts and construction joint ventures are generally recognized by applying percentages of completion for each year to the total estimated profits for the respective contracts. The percentages of completion are determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts.
When the estimate on a contract indicates a loss, the Company's policy is to record the entire loss. The cumulative effect of revisions in estimates of total cost or revenue during the course of the work is reflected in the accounting period in which the facts which caused the revision became known. An amount equal to the costs attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable. Profit from claims is recorded in the year such claims are resolved.

In accordance with normal practice in the construction industry, the Company includes in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Unbilled work represents the excess of contract costs and profits recognized to date on the percentage of completion accounting method over billings to date on certain contracts. Deferred contract revenue represents the excess of billings to date over the amount of contract costs and profits recognized to date on the percentage of completion accounting method on the remaining contracts.

[d] Methods of Accounting for Real Estate Operations
All real estate sales are recorded in accordance with SFAS. No. 66. Gross profit is not recognized in full unless the collection of the sale price is reasonably assured and the Company is not obliged to perform significant activities after the sale. Unless both conditions exist, recognition of all or a part of gross profit is deferred.

The gross profit recognized on sales of real estate is determined by relating the estimated total land, land development and construction costs of each development area to the estimated total sales value of the property in the development. If the estimated total costs exceed the estimated total sales value, a provision is made to reduce the carrying value of the development by the amount of this excess. These provisions (or writedowns to net realizable value) amounted to $31.4 million in 1992 and $2.8 million in 1991.

Certain interest expense incurred by the Company is capitalized as part of the costs of property being developed or constructed. Interest capitalized was $.2 million in 1993 and 1992, and $2.2 million in 1991.

Real estate taxes applicable to property being developed or constructed are generally capitalized as part of "Real Estate Properties Under Construction" or "Land Development Costs."

[e] Depreciable Property and Equipment
Land, buildings and improvements, construction and computer-related equipment and other equipment are recorded at cost. Depreciation is provided primarily using accelerated methods for construction and computer-related equipment and the straight-line method for the remaining depreciable property.

[f] Goodwill
Goodwill represents the excess of the costs of subsidiaries acquired over the fair value of their net assets as of the dates of acquisition. These amounts are being amortized on a straight-line basis over 40 years.

[g] Income Taxes
Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," the adoption of which did not result in a material impact on the accompanying financial statements (see Note 5).

It is the policy of the Company to accrue appropriate U.S. and foreign income taxes on earnings of foreign subsidiaries which are intended to be remitted to the Company.

[h] Earnings Per Common Share
Computations of earnings per common share amounts are based on the weighted average number of common shares outstanding during the respective periods. During the three-year period ended December 31, 1993, earnings per common share reflect the effect of preferred dividends accrued during the year. Common stock equivalents related to additional shares of common stock issuable upon exercise of stock options (see Note 9) have not been included since their effect would be immaterial or antidilutive. Earnings per common share on a fully diluted basis are not presented because the effect of conversion of the Company's depositary convertible exchangeable preferred shares into common stock is antidilutive.

[i] Cash and Cash Equivalents
Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

[j] Reclassifications
Certain prior year amounts have been reclassified to be consistent with the current year classifications.


[2] JOINT VENTURES

The Company, in the normal conduct of its business, has entered into certain partnership arrangements, referred to as "joint ventures," for construction and real estate development projects. Each of the joint venture participants is usually committed to supply a predetermined percentage of capital, as required, and to share in a predetermined percentage of the income or loss of the project. Summary financial information (in thousands) for construction and real estate joint ventures accounted for on the equity method for the three years ended December 31, 1993 follows:



 Construction Joint Ventures


 Financial position at December 31,                                  1993            1992             1991
                                                                   --------        --------         --------

   Current assets                                                  $241,905        $216,568         $177,388

   Property and equipment, net                                       17,228          18,203           10,434

   Current liabilities                                             (151,181)       (155,026)        (103,785)
                                                                   ---------       ---------        ---------

   Net assets                                                      $107,952        $ 79,745         $ 84,037
                                                                   =========       =========        =========


 Operations for the year ended December 31,                          1993            1992             1991
                                                                   --------        --------         --------

   Revenue                                                         $626,327        $487,758         $419,772

   Cost of operations                                               574,383         445,494          381,508
                                                                   --------        --------         --------

   Pretax income                                                   $ 51,944        $ 42,264         $ 38,264
                                                                   ========        ========         ========

 Company's share of joint ventures

   Revenue                                                         $293,547        $254,265         $207,458

   Cost of operations                                               272,137         231,564          184,996
                                                                   --------        --------         --------

   Pretax income                                                   $ 21,410        $ 22,701         $ 22,462
                                                                   ========        ========         ========

   Investment                                                      $ 61,156        $ 29,654         $ 29,958
                                                                   ========        ========         ========

 Real Estate Joint Ventures

 Financial position at December 31,                                  1993            1992             1991
                                                                   --------        --------         --------

   Property held for sale or development                           $ 35,855        $ 17,902         $ 50,822

   Investment properties, net                                       191,606         243,477          239,089

   Other assets                                                      61,060          59,688           51,664

   Long-term debt                                                  (103,090)       (151,538)        (168,937)

   Other liabilities                                               (256,999)       (229,865)        (205,326)
                                                                   ---------       ---------        ---------

   Net assets (liabilities)                                        $(71,568)       $(60,336)        $(32,688)
                                                                   =========       =========        =========


 Operations for the year ended December 31,                          1993            1992             1991
                                                                   --------        --------         --------

   Revenue                                                         $ 83,710        $ 64,776         $ 59,501

   Cost of operations                                               101,623          95,823           89,938
                                                                   ---------       ---------        ---------

   Pretax income (loss)                                            $(17,913)       $(31,047)        $(30,437)
                                                                   ---------       ---------        ---------

 Company's share of joint ventures

   Revenue                                                         $ 43,590        $ 27,118         $ 38,223

   Cost of operations                                                50,339          46,423           42,523
                                                                   ---------       ---------        ---------

   Pre-tax income (loss)                                           $ (6,749)       $(19,305)        $ (4,300)
                                                                   =========       =========        =========

   Investment                                                      $(27,768)       $(23,542)        $ (4,889)
                                                                   =========       =========        =========


[3] NOTES PAYABLE TO BANKS

The Company maintains unsecured short-term lines of credit totaling $18 million at December 31, 1993. In support of these credit lines, the Company generally has agreed to pay fees which approximate 1/4 of 1% of the amount of the lines. Information relative to the Company's short-term debt activity under such lines in 1993 and 1992 follows (in thousands):



                                                                           1993         1992
                                                                          -------      -------

           Borrowings during the year:

             Average                                                      $ 8,451      $ 3,980

             Maximum                                                      $18,000      $17,000

             At year-end                                                  $   -        $   -

           Weighted average interest rates:

             During the year                                                 6.2%         6.4%

             At year-end                                                       -           -



[4] LONG-TERM DEBT

Long-term debt of the Company at December 31, 1993 and 1992 consists of the following (in thousands):


                                                                           1993         1992
                                                                          -------      -------

 Real Estate Development:

 Industrial revenue bonds, primarily at 65% of
   prime, payable in semi-annual installments                             $ 1,683      $ 5,340

 Mortgages on real estate, at rates ranging from
   4 7/8% to 10.82%, payable in installments                               16,027       19,732

 Other indebtedness                                                           -            687
                                                                          -------      -------
 Total                                                                    $17,710      $25,759

 Less - current maturities                                                  6,328        8,098
                                                                          -------      -------

   Net real estate development long-term debt                             $11,382      $17,661
                                                                          =======      =======

 Other:

 Revolving credit loans at an average rate of
   5.8% in 1993 and 5% in 1992                                            $60,000      $53,125

 ESOT Notes at 8.24%, payable in semi-annual
   installments (Note 7)                                                    6,238        7,014

 Industrial revenue bonds at various rates,
   payable in installments to 2005                                          4,000        5,254

 Other indebtedness                                                         2,035        5,379
                                                                          -------      -------

 Total                                                                    $72,273      $70,772

 Less - current maturities                                                  1,289        2,678
                                                                          -------      -------

   Net other long-term debt                                               $70,984      $68,094
                                                                          =======      =======



Payments required under these obligations amount to approximately $7,617 in 1994, $5,359 in 1995, $62,666 in 1996, $2,656 in 1997, $3,601 in 1998 and
$8,084 for the years 1999 and beyond.

The Company's revolving credit agreement, as amended, with a group of major banks provides for, among other things, the Company to borrow up to an aggregate of $70 million, with a $15 million maximum of such amount also being available for letters of credit. The Company may choose from three interest rate alternatives including a prime-based rate, as well as other interest rate options based on LIBOR (London inter-bank offered rate) or participating bank certificate of deposit rates. Borrowings and repayments may be made at any time through April 30, 1996, at which time all outstanding loans under the agreement must be paid or otherwise refinanced. The Company must pay a commitment fee of 1/2 of 1% annually on the unused portion of the commitment.

The revolving credit agreement, as well as certain other loan agreements, provides for, among other things, maintaining specified working capital and tangible net worth levels and, additionally, imposes limitations on indebtedness and future investment in real estate development projects.

[5] INCOME TAXES

Effective January 1, 1993, the Company adopted SFAS No. 109 on accounting for income taxes. This standard determines deferred income taxes based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of enacted tax laws. Prior to the implementation of this statement, the Company accounted for income taxes under Accounting Principles Board Opinion No. 11. The impact of adopting SFAS No. 109 was not material, and accordingly, there is no cumulative effect of a change in accounting method presented in the statement of operations for the year ended December 31, 1993. Prior year financial statements have not been restated to apply the provisions of SFAS No. 109.

The (provision) credit for income taxes is comprised of the following (in thousands):



                                               Federal         Foreign          State        Total
                                               -------         -------          -----        -----

   1993

 Current                                       $(2,824)       $   -           $  (430)      $(3,254)

 Deferred                                       (1,808)           -               101        (1,707)
                                               --------       --------        --------      --------

                                               $(4,632)       $   -           $  (329)      $(4,961)
                                               ========       ========        ========      ========

   1992

 Current                                       $    -         $(5,486)        $  (325)      $(5,811)

 Deferred                                       13,236            814           1,131        15,181
                                               -------        --------        --------      --------

                                               $13,236        $(4,672)        $   806       $ 9,370
                                               =======        ========        ========      ========

   1991

 Current                                       $ 5,964        $(2,497)        $  (200)      $ 3,267

 Deferred                                       (5,325)           742              56        (4,527)
                                               --------       --------        --------      --------

                                               $   639        $(1,755)        $  (144)      $(1,260)
                                               ========       ========        ========      ========

 The domestic and foreign components of income (loss) before income taxes are as follows (in thousands):




                                                                U.S.          Foreign         Total
                                                              --------        -------       ---------

 1993                                                         $  8,126        $   -         $  8,126

 1992                                                         $(42,238)       $15,884       $(26,354)

 1991                                                         $    328        $ 4,110       $  4,438


 The table below reconciles the difference between the statutory federal income tax rate and the effective rate provided in the statements of operations.


                                                              1993            1992          1991
                                                              ----            ----          ----

 Statutory federal income tax rate                             34%            (34)%          34%
 Foreign taxes                                                  -              (1)            3
 State income taxes, net of federal
   tax benefit                                                  2              (1)            -
 Reversal of tax valuation reserves no
 longer required                                                -               -           (10)
 Sale of Canadian subsidiary                                   24               -             -
 Other                                                          1               -             1
                                                              ----            -----         ----
                                                               61%            (36)%          28%
                                                              ====            =====         ====



The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 1993 (in thousands):




                                                                        Deferred         Deferred Tax
                                                                       Tax Assets        Liabilities
                                                                       ----------        ------------

 Provision for estimated losses                                         $ 9,684            $   -

 Contract losses                                                          2,841                -

 Joint ventures - construction                                              -                6,996

 Joint ventures - real estate                                               -               18,078

 Timing of expense recognition                                            5,012                -

 Capitalized carrying charges                                               -                2,301

 Net operating loss carryforwards                                           916                -

 Alternative minimum tax credit carryforwards                             3,567                -

 General business tax credit carryforwards                                4,038                -

 Foreign tax credit carryforwards                                         1,352                -

 Other, net                                                                 422                -
                                                                        -------            -------

                                                                        $27,832            $27,375

 Valuation allowance for deferred tax assets                             (2,251)               -
                                                                        --------           -------

 Total                                                                  $25,581            $27,375
                                                                        ========           =======

The valuation allowance for deferred tax assets is principally attributable to the net operating loss carryforwards of Perland Environmental Technologies, Inc. and foreign tax credit carryforwards resulting from the 1993 sale of the Company's Canadian subsidiary. Any portion of the valuation allowance attributable to these deferred tax assets for which benefits are subsequently recognized will be applied to reduce income tax expense.

At December 31, 1993, the Company has unused tax credits and net operating loss carryforwards for income tax reporting purposes which expire as follows (in thousands):



                                        Unused Investment            Foreign           Net Operating Loss
                                           Tax Credits             Tax Credits           Carryforwards
                                        -----------------          -----------         ------------------

 1994-1998                                   $   32                  $1,352                 $   -

 1999-2002                                      935                     -                       -

 2003-2006                                    3,071                     -                     2,700
                                             ------                  ------                 -------

                                             $4,038                  $1,352                 $ 2,700
                                             ======                  ======                 =======

Approximately $2.7 million of the net operating loss carryforwards can only be used against the taxable income of the corporation in which the loss was recorded for tax and financial reporting purposes.

[6] OTHER INCOME, NET

Other income items for the three years ended December 31, 1993 are as follows (in thousands):


                                                                    1993          1992           1991
                                                                   ------       -------        -------

 Interest and dividend income                                      $  624       $ 1,783        $ 1,016

 Minority interest (Note 1)                                           167        (3,039)           (76)

 Gain on sale of Majestic (Note 1)                                  4,631           -              -

 Gain on sale of investment in Monenco                                -           1,976            -

 Miscellaneous income (expense), net                                 (215)         (284)           196
                                                                   -------      --------       -------

                                                                   $5,207       $   436        $ 1,136
                                                                   =======      ========       =======

[7] CAPITALIZATION

In July 1989, the Company sold 262,774 shares of its $1 par value common stock, previously held in treasury, to its Employee Stock Ownership Trust ("ESOT") for $9,000,000. The ESOT borrowed the funds via a placement of 8.24% Senior Unsecured Notes ("Notes") guaranteed by the Company. The Notes are payable in 20 equal semi-annual installments of principal and interest commencing in January 1990. The Company's annual contribution to the ESOT, plus any dividends accumulated on the Company's common stock held by the ESOT, will be used to repay the Notes. Since the Notes are guaranteed by the Company, they are included in "Long-Term Debt" with an offsetting reduction in "Stockholders' Equity" in the accompanying consolidated balance sheets. The amount included in "Long-Term Debt" will be reduced and "Stockholders' Equity" reinstated as the Notes are paid by the ESOT.

In June 1987, net proceeds of approximately $23,631,000 were received from the sale of 1,000,000 depositary convertible exchangeable preferred shares (each depositary share representing ownership of 1/10 of a share of $21.25 convertible exchangeable preferred stock, $1 par value) at a price of $25 per depositary share. Annual dividends are $2.125 per depositary share and are cumulative. Generally, the liquidation preference value is $25 per depositary share plus any accumulated and unpaid dividends. The preferred stock of the Company, as evidenced by ownership of depositary shares, is convertible at the option of the holder, at any time, into common stock of the Company at a conversion price of $37.75 per share of common stock. The preferred stock is redeemable at the option of the Company at any time after June 15, 1990, in whole or in part, at declining premiums until June 1997 and thereafter at $25 per share plus any unpaid dividends. The preferred stock is also exchangeable at the option of the Company, in whole but not in part, on any dividend payment date into 8 1/2% convertible subordinated debentures due in 2012 at a rate equivalent to $25 principal amount of debentures for each depositary share.

[8] SERIES A JUNIOR PARTICIPATING PREFERRED STOCK

Under the terms of the Company's Shareholder Rights Plan, as amended, the Board of Directors of the Company declared a distribution on September 23, 1988 of one preferred stock purchase right (a "Right") for each outstanding share of common stock. Under certain circumstances, each Right will entitle the holder thereof to purchase from the Company one one-hundredth of a share (a "Unit") of Series A Junior Participating Cumulative Preferred Stock, $1 par value (the "Preferred Stock"), at an exercise price of $100 per Unit, subject to adjustment. The Rights will not be exercisable or transferable apart from the common stock until the occurrence of certain events viewed to be an attempt by a person or group to gain control of the Company (a "triggering event"). The Rights will not have any voting rights or be entitled to dividends.

Upon the occurrence of a triggering event, each Right will be entitled to that number of Units of Preferred Stock of the Company having a market value of two times the exercise price of the Right. If the Company is acquired in a merger or 50% or more of its assets or earning power is sold, each Right will be entitled to receive common stock of the acquiring company having a market value of two times the exercise price of the Right. Rights held by such a person or group causing a triggering event may be null and void.

The Rights are redeemable at $.02 per Right by the Board of Directors at any time prior to the occurrence of a triggering event and will expire on September 23, 1998.

[9] STOCK OPTIONS

At December 31, 1993 and 1992, 481,610 shares of the Company's authorized but unissued common stock were reserved for issuance to employees under its 1982 Stock Option Plan. Options are granted at fair market value on the date of grant and generally become exercisable in two equal annual installments on the second and third anniversary of the date of grant and expire eight years from the date of grant. The options granted in 1992 become exercisable on March 31, 2001 if the Company achieves a certain profit target in the year 2000, may become exercisable earlier if certain interim profit targets are achieved, and, to the extent not exercised, expire 10 years from the date of grant. A summary of stock option activity related to the Company's stock option plan is as follows:


                                                                                                   Number of
                                                          Number of         Option Price            Shares
                                                           Shares            Per Share            Exercisable
                                                          ---------         ------------          -----------


 Outstanding at December 31, 1991                         216,925           $11.06-$33.06            71,025

   Granted                                                252,000           $16.44

   Canceled                                               (30,100)          $11.06-$33.06


 Outstanding at December 31, 1992                         438,825           $11.06-$33.06            91,075

   Granted                                                   -                    -

   Canceled                                                (4,400)          $11.06-$33.06

 Outstanding at December 31, 1993                         434,425           $11.06-$33.06           143,000


When options are exercised, the proceeds are credited to stockholders' equity. In addition, the income tax savings attributable to nonqualified options exercised is credited to paid-in surplus.

[10] EMPLOYEE BENEFIT PLANS

The Company and its U.S. subsidiaries have a defined benefit plan which covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The plan is noncontributory and benefits are based on an employee's years of service and "final average earnings", as defined. The plan provides reduced benefits for early retirement and takes into account offsets for social security benefits. All employees are vested after 5 years of service. Net pension cost for 1993, 1992 and 1991 follows (in thousands):


                                                                          1993          1992            1991
                                                                         ------        ------          ------

 Service cost - benefits earned during the period                        $1,000        $  896         $  949

 Interest cost on projected benefit obligation                            2,862         2,314          2,456

 Return on plan assets:

   Actual                                                                (4,002)       (1,220)        (5,143)

   Deferred                                                               1,309        (1,043)         2,895

 Other                                                                       19            19             18
                                                                         ------        -------        ------

 Net pension cost                                                        $1,188        $  966         $1,175
                                                                         ======        =======        =======

 Actuarial assumptions used:

   Discount rate                                                          7 1/2%*       8 1/2%         8 1/2%

   Rate of increase in compensation                                       5 1/2%*       6 1/2%         6 1/2%

   Long-term rate of return on assets                                     8%*           9%             9%


*Rates were changed effective December 31, 1993 and resulted in a net increase of $3.1 million in the projected benefit obligation referred to below.

The Company's plan has assets in excess of accumulated benefit obligation. Plan assets generally include equity and fixed income funds. The status of the Company's employee pension benefit plan is summarized below (in thousands):


                                                                                  December 31,
                                                                             -----------------------
                                                                              1993              1992
                                                                             -------           -------

 Assets available for benefits:

   Funded plan assets at fair value                                          $32,795           $30,305

   Accrued pension expense                                                     3,780             2,592
                                                                             -------           -------

 Total assets                                                                $36,575           $32,897
                                                                             -------           -------

 Actuarial present value of benefit obligations:

   Accumulated benefit obligations, including
     vested benefits of $31,837 and $26,790                                  $32,463           $27,243

   Effect of future salary increases                                           6,468             6,229
                                                                             -------           -------
 Projected benefit obligations                                               $38,931           $33,472
                                                                             -------           -------

 Assets available less than projected benefits                               $ 2,356           $   575
                                                                             =======           =======

 Consisting of:

   Unamortized net liability existing at date of adopting SFAS
     No. 87                                                                  $    41           $    47

   Unrecognized net loss                                                       2,260               460

   Unrecognized prior service cost                                                55                68
                                                                             -------           -------
                                                                             $ 2,356           $   575
                                                                             =======           =======



The Company's policy is generally to fund currently the costs accrued under the pension plan and the Section 401(k) plan described below.

The Company also has noncontributory Section 401(k) and employee stock ownership plans (ESOP) which cover its executive, professional, administrative and clerical employees, subject to certain specified service requirements. Under the terms of the Section 401(k) plan, the provision is based on a specified percentage of profits, subject to certain limitations. Contributions to the related employee stock ownership trust (ESOT) are determined by the Board of Directors and may be paid in cash or shares of company common stock.

In addition, the Company has an incentive compensation plan for key employees which is generally based on achieving certain levels of profit within their respective business units.

The aggregate amounts provided under these employee benefit plans were $9.1 million in 1993, $10.8 million in 1992 and $12.7 million in 1991.

The Company also contributes to various multiemployer union retirement plans under collective bargaining agreements, which provide retirement benefits for substantially all of its union employees. The aggregate amounts provided in accordance with the requirements of these plans were $5.2 million in 1993, $11.2 million in 1992 and $8.5 million in 1991. The Multiemployer Pension Plan Amendments Act of 1980 defines certain employer obligations under multiemployer plans. Information regarding union retirement plans is not available from plan administrators to enable the Company to determine its share of unfunded vested liabilities.

[11] CONTINGENCIES and COMMITMENTS

At December 31, 1993, the Company has guaranteed approximately $1.7 million of debt incurred by various joint ventures in addition to the guarantees referred to below.

In connection with a real estate development joint venture, the Company's wholly-owned real estate subsidiary has guaranteed the payment of interest on both mortgage and bond financing covering a project with loans totaling $62 million; has issued a secured letter of credit to collateralize $4.5 million of these borrowings; has guaranteed amortization payments up to $10.4 million on these borrowings; and has guaranteed a master lease under a sale operating lease-back transaction under which management believes the subsidiary's additional funding obligation on a 10% present value basis will not exceed $2.6 million. The Company has also guaranteed $5.0 million of the subsidiary's $10.4 million amortization guaranty and any obligation under the master lease during the next five years. As part of the sale operating lease-back transaction, the joint venture, in which the Company's real estate subsidiary is a 46% general partner, agreed to obtain a financial commitment on behalf of the lessor to replace at least $43 million of long-term financing by July 1, 1993. To satisfy this obligation, the partnership successfully extended existing financing to July 1, 1998. To complete the extension, the partnership had to advance funds sufficient to reduce the financing from $46.5 million to $40.5 million. In addition, as part of the obligations of the extension, the partnership will have to further amortize the debt from its current $40.5 million to $33 million over the next five years. If by January 1, 1998, the joint venture has not received a further extension or new commitment for financing on the property for at least $33 million, the lessor will have the right under the lease to require the joint venture to purchase the property for a stipulated amount significantly in excess of the debt.

In 1993, the joint venture also extended $29 million of the $62 million financing mentioned above through October 1, 1998. This extension required a $.6 million up front paydown and also requires the joint venture to amortize up to $13 million of the principal over the next five years. Under certain conditions, the amortization could be as low as $9 million. It is expected that some but not all of the amortization requirements will be generated by the project's operations.

In a separate agreement related to this same property, the 20% co-general partner has indicated it does not have nor does it expect to have the financial resources to fund its share of capital calls. Therefore, the Company's wholly-owned real estate subsidiary agreed to lend this 20% co-general partner on an as-needed basis, its share of any capital calls which the partner cannot meet. In return, the Company's subsidiary receives a priority return from the partnership on those funds it advances for its partner and penalty fees in the form of rights to certain other distributions due the borrowing partner from the partnership. The severity of the penalty fees increases in each succeeding year for the next several years. During 1993, the subsidiary advanced $1.7 million under this agreement, primarily to meet the principal payment obligations of the loan extensions described above.

In connection with a second real estate development joint venture, the Company's wholly-owned real estate subsidiary has guaranteed the payment of interest on mortgage financing with a total bank loan value currently estimated at $48 million; has guaranteed $10 million of loan principal; has posted a letter of credit for $1.6 million as its part of credit support required to extend the maturity of the $48 million loan to May, 1995, which letter of credit is guaranteed by both the Company and its subsidiary; and has guaranteed leases which aggregate $2 million on a present value basis as discounted at 10%.

In connection with a third real estate development joint venture, the Company's wholly-owned real estate subsidiary has guaranteed 50% of the outstanding loan, up to a maximum of $12.5 million of principal of the loan, of which $5.6 million represents the subsidiary's share of the amount outstanding at December 31, 1993.

Included in the loan agreements related to the above joint ventures, among other things, are provisions that, under certain circumstances, could limit the subsidiary's ability to transfer funds to the Company. In the opinion of management, these provisions should not affect the operations of the Company or the subsidiary.

On July 30, 1993, the U.S. District Court (D.C.), in a preliminary opinion, upheld terminations for default on two adjacent contracts for subway construction between Mergentime-Perini, under two joint ventures, and the Washington Metropolitan Area Transit Authority ("WMATA") and found the Mergentime Corporation, Perini Corporation and the Insurance Company of North America, the surety, jointly and severally liable to WMATA for damages in the amount of $16.5 million, consisting primarily of excess reprocurement costs to complete the projects. Many issues were left partially or completely unresolved by the opinion, including substantial joint venture claims against WMATA. Any such amounts awarded to the joint ventures could serve to offset the above damages awarded. The ultimate financial impact, if any, of this judgement is not yet determinable, and therefore, no impact is reflected in the 1993 financial statements.

Contingent liabilities also include liability of contractors for performance and completion of both company and joint venture construction contracts. In addition, the Company is a defendant in various lawsuits (some of which are for significant amounts). In the opinion of management, the resolution of these matters will not have a material effect on the accompanying financial statements.

[12] RELATED PARTY TRANSACTIONS

During 1984, the Company transferred certain of its income producing real estate properties and real estate joint venture interests to a new company, Perini Investment Properties, Inc. (PIP) and distributed the common stock of PIP to the company's shareholders on a share-for-share basis. In 1992 PIP changed its name to Pacific Gateway Properties, Inc. (PGP), reflecting that company's new West Coast focus and minimal ongoing interdependence with Perini Corporation. Hereafter, PIP will be referred to as PGP. Initially, a majority of PGP's directors were also directors of the Company and, the two companies also had the same initial controlling stockholder group.
Currently, the two companies have only one common director.

Pursuant to a Service Agreement with PGP, which was terminated effective June 30, 1991, the Company provided certain management, operational, accounting, tax and other administrative services to PGP for a fee based on a formula that included an annual base fee and property acquisition fees plus reimbursement for certain expenses. Fees and expenses under this agreement amounted to $182,000 in 1991.

PGP is a partner in certain of the real estate joint ventures discussed in
Note 2 and in the first real estate development joint venture referred to in
Note 11.

[13]  UNAUDITED QUARTERLY FINANCIAL DATA

The following table sets forth unaudited quarterly financial data for the years ended December 31, 1993 and 1992 (in thousands except per share amounts):



                                                                           1993 by Quarter
                                                         ---------------------------------------------------
                                                           1st           2nd            3rd           4th
                                                         --------      --------       --------      --------

 Revenues                                                $258,043      $348,004       $274,795      $219,274

 Net income                                              $    745      $    965       $    679      $    776

 Earnings per common share                               $    .05      $    .10       $    .04      $    .05

                                                                           1992 by Quarter
                                                         ----------------------------------------------------
                                                           1st           2nd            3rd           4th
                                                         --------      --------       --------      --------

 Revenues                                                $246,126      $238,059       $289,602      $297,065

 Net income (loss)                                       $  1,510      $    960       $  2,701      $(22,155)

 Earnings (loss) per common share                        $    .25      $    .10       $    .53      $  (5.47)


[14]  BUSINESS SEGMENTS AND FOREIGN OPERATIONS

The Company is currently engaged in the construction and real estate development businesses. The following tables set forth certain business and geographic segment information relating to the Company's operations for the three years ended December 31, 1993 (in thousands):



 Business Segments
                                                                                           Revenues
                                                               1993               1992              1991
                                                            ----------         ----------         --------

 Construction                                               $1,030,341         $1,023,274         $919,641

 Real Estate                                                    69,775             47,578           72,267
                                                            ----------         ----------         --------

                                                            $1,100,116         $1,070,852         $991,908
                                                            ==========         ==========         ========


                                                                   Income (Loss) From Operations
                                                               1993               1992              1991
                                                            ----------         ----------         --------

 Construction                                               $   15,164         $   34,387         $ 24,938

 Real Estate                                                       240            (47,206)          (7,239)

 Corporate                                                      (6,830)            (6,320)          (5,375)
                                                            -----------        -----------        ---------

                                                            $    8,574         $  (19,139)        $ 12,324
                                                            ===========        ===========        =========


                                                                              Assets
                                                               1993               1992              1991
                                                            ----------         ----------         --------

 Construction                                               $  219,604         $  214,089         $198,971

 Real Estate                                                   218,715            204,713          252,870

 Corporate*                                                     38,059             51,894           46,733
                                                            ----------         ----------         --------

                                                            $  476,378         $  470,696         $498,574
                                                            ==========         ==========         ========


                                                                        Capital Expenditures
                                                               1993               1992              1991
                                                            ----------         ---------          --------

 Construction                                               $    4,387         $    4,042         $  6,599

 Real Estate                                                    23,590             29,131           44,207
                                                            ----------         ----------         --------

                                                            $   27,977         $   33,173         $ 50,806
                                                            ==========         ==========         ========


                                                                            Depreciation
                                                               1993               1992              1991
                                                            ----------         ----------         --------

 Construction                                               $    2,552         $    5,489         $  6,342

 Real Estate                                                       963                808              848
                                                            ----------         ----------         --------

                                                            $    3,515         $    6,297         $  7,190
                                                            ==========         ==========         ========

 Geographic Segments
                                                               1993               1992              1991
                                                            ----------         ----------         --------

 United States                                              $1,064,380         $  909,358         $859,398

 Canada                                                          -                107,709          109,764

 Other Foreign                                                  35,736             53,785           22,746
                                                            ----------         ----------         --------

                                                            $1,100,116         $1,070,852         $991,908
                                                            ==========         ==========         ========


                                                                   Income (Loss) From Operations
                                                               1993               1992              1991
                                                            ----------         -----------        --------

 United States                                              $   17,249         $  (28,994)        $ 13,478

 Canada                                                          -                 12,812            4,218

 Other Foreign                                                  (1,845)             3,363                3

 Corporate                                                      (6,830)            (6,320)          (5,375)
                                                            -----------        -----------        ---------

                                                            $    8,574         $  (19,139)        $ 12,324
                                                            ===========        ===========        =========


                                                               1993               1992              1991
                                                            ----------         ----------         --------

 United States                                              $  433,488         $  365,997         $408,797

 Canada                                                          -                 46,089           40,895

 Other Foreign                                                   4,831              6,716            2,149

 Corporate*                                                     38,059             51,894           46,733
                                                            ----------         ----------         --------

                                                            $  476,378         $  470,696         $498,574
                                                            ==========         ==========         ========

*In all years, corporate assets consist principally of cash, cash equivalents, marketable securities and other investments available for general corporate purposes.

Contracts with various federal, state, local and foreign governmental agencies represented approximately 54% of construction revenues in 1993, 57% in 1992 and 56% in 1991.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Perini Corporation:

We have audited the accompanying consolidated balance sheets of PERINI CORPORATION (a Massachusetts corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perini Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN & CO.



Boston, Massachusetts
February 11, 1994



            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


To the Stockholders of Perini Corporation:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated February 11, 1994. Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplemental schedules listed in the accompanying index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN & CO.


Boston, Massachusetts
February 11, 1994


                                                                                                SCHEDULE II

                                                PERINI CORPORATION AND SUBSIDIARIES
                                            AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
                                 UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                                       FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                     (IN THOUSANDS OF DOLLARS)


                                                                                              Balance at
                              Balance                            Deductions                  End of Period
                                at                         ----------------------           ---------------
                             Beginning                      Amounts       Amounts                     Not
 Name of Debtor              of Period      Additions      Written-Off   Collected          Current Current
 --------------              ---------      ---------      -----------  -----------         ------- -------

 1993
 ----

 Pacific Gateway
   Properties, Inc.            $302           $ -            $250             $ -            $ 52        $ -
                               ====           ====           ====             ====           ====        ====

 1992
 ----

 Pacific Gateway
   Properties, Inc.            $441           $ -            $139             $ -            $302        $ -
   (1)                         ====           ====           ====             ====           ====        ====


 1991
 ----

 Perini Investment
   Properties, Inc.            $259           $182           $ -              $ -            $441        $ -
                               ====           ====           ====             ====           ====        ====

(1) In 1992, Perini Investment Properties, Inc. changed its name to Pacific Gateway Properties, Inc.





                                                                                                     SCHEDULE VIII
                                                PERINI CORPORATION AND SUBSIDIARIES
                                          VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                       FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                     (IN THOUSANDS OF DOLLARS)


                                                                    Additions
                                                             ----------------------
                                            Balance at        Charged    Charged to           Deductions      Balance
                                            Beginning         to Costs     Other                 from         at End
 Description                                 of Year         & Expenses   Accounts             Reserves       of Year
 -----------                                ----------       ----------  ----------           ----------      -------


 Year Ended December 31, 1993
 ----------------------------
 Reserve for doubtful accounts               $   351          $   -            $ -            $  -            $   351
                                             =======          =======          ====           ======          =======

 Reserve for depreciation on
   real estate properties used
   in operations                             $ 3,181          $   920          $ -            $  464 (3)      $ 3,637
                                             =======          =======          ====           ======          =======

 Reserve for real estate
   investments                               $29,968          $   -            $ -            $9,130 (2)      $20,838
                                             =======          =======          ====           ======          =======

 Year Ended December 31, 1992
 ----------------------------
 Reserve for doubtful accounts               $   742          $   -            $ -            $  391 (1)      $   351
                                             =======          =======          ====           ======          =======

 Reserve for depreciation on
   real estate properties used
   in operations                             $ 2,428          $   974          $ -            $  221 (2)      $ 3,181
                                             =======          =======          ====           ======          =======

 Reserve for real estate
   investments                               $ 4,732          $31,368          $ -            $6,132 (2)      $29,968
                                             =======          =======          ====           ======          =======


 Year Ended December 31, 1991
 Reserve for doubtful accounts               $   967          $   -            $ -            $  225 (1)      $   742
                                             =======          =======          ====           ======          =======

 Reserve for depreciation on
   real estate properties used
   in operations                             $ 2,996          $   626          $ -            $1,194 (2)      $ 2,428
                                             =======          =======          ====           ======          =======

 Reserve for real estate
   investments                               $ 1,932          $ 3,300          $ -            $  500 (3)      $ 4,732
                                             =======          =======          ====           ======          =======


(1) Represents write-off of uncollectible accounts and reversal of reserves no longer required.

(2)    Represents sales of real estate properties.

(3) Represents sale of real estate asset and reversal of reserve no longer required.



                                                      EXHIBIT INDEX

    The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Act of 1934 and are referred to and incorporated herein by reference to such filings.

    Exhibit 3.    Articles of Incorporation and By-laws

                  Incorporated herein by reference:

    3.1 Restated Articles of Organization - Exhibit 4 to Form S-2 Registration Statement filed April 28, 1989; SEC Registration No. 33-28401.

    3.2 By-laws - As amended through September 14, 1990 - Exhibit 3.2 to 1991 Form 10K, as filed.

    Exhibit 4. Instruments Defining the Rights of Security Holders, Including Indentures

                  Incorporated herein by reference:

    4.1 Certificate of Vote of Directors Establishing a Series of a Class of Stock determining the relative rights and preferences of the $21.25 Convertible Exchangeable Preferred Stock - Exhibit 4(a) to Amendment No. 1 to Form S-2 Registration Statement filed June 19, 1987; SEC Registration No. 33-14434.

    4.2  Form of Deposit Agreement, including form of Depositary Receipt -
         Exhibit 4(b) to Amendment No. 1 to Form S-2 Registration Statement filed June 19, 1987; SEC Registration No. 33-14434.

    4.3  Form of Indenture with respect to the 8 1/2% Convertible
         Subordinated Debentures Due June 15, 2012, including form of Debenture - Exhibit 4(c) to Amendment No. 1 to Form S-2 Registration Statement filed June 19, 1987; SEC Registration No. 33-14434.

    4.4 Shareholder Rights Agreement and Certificate of Vote of Directors adopting a Shareholders Rights Plan providing for the issuance of a Series A Junior Participating Cumulative Preferred Stock purchase rights as a dividend to all shareholders of record on October 6, 1988, incorporated by reference from Current Report on Form 8-K filed on May 25, 1990.


    Exhibit 10.   Material Contracts

                  Incorporated herein by reference:

    10.1 1982 Stock Option and Long Term Performance Incentive Plan - Registrant's Proxy Statement for Annual Meeting of Stockholders dated April 27, 1987.

    10.2 Perini Corporation Amended and Restated General Incentive Compensation Plan - Exhibit 10.2 to 1991 Form 10K, as filed.

    10.3 Perini Corporation Amended and Restated Construction Business Unit Incentive Compensation Plan - Exhibit 10.3 to 1991 Form 10K, as filed.

    Exhibit 22.   Subsidiaries of Perini Corporation

                  Filed herewith


    Exhibit 23.   Consent of Independent Public Accountants

                  Filed herewith


    Exhibit 24.   Power of Attorney

                  Filed herewith


                                                                                    EXHIBIT 22
                                                        PERINI CORPORATION
                                                  SUBSIDIARIES OF THE REGISTRANT
                                                                                        Percentage of
                                                                                                  Interest or
                                                                Place                      Voting
                   Name                                    of Organization             Securities Owned
 ----------------------------------------                  ---------------             ----------------

 Perini Corporation                                        Massachusetts

   Perini Building Company, Inc.                           Arizona                           100%
     (Formerly Mardian Construction
     Company)

   R.E. Dailey & Co.                                       Michigan                          100%

   Pioneer Construction, Inc.                              West Virginia                     100%

   Perland Environmental                                   Delaware                           90.5%
     Technologies, Inc.

   International Construction Management                   Delaware                          100%
     Services, Inc.

     Percon Constructors, Inc.                             Delaware                          100%

   Perini International Corporation                        Massachusetts                     100%

   Perini Land & Development Company                       Delaware                          100%

     Paramount Development                                 Massachusetts                     100%
       Associates, Inc.

       I-10 Industrial Park Developers                     Arizona General                    80%
                                                             Partnership

       Ring Mountain Associates                            California General                 50%
                                                             Partnership

     Perini Resorts, Inc.                                  California                        100%

       Glenco-Perini - HCV Partners                        California Limited                 45%
                                                             Partnership

         Squaw Creek Associates                            California General                 40%
                                                             Partnership

     Perland Realty Associates, Inc.                       Florida                           100%

     Perini Lake Tahoe Properties, Inc.                    California                        100%

     Golden Gateway North                                  California Limited                 58%
                                                             Partnership

     Rincon Center Associates                              California Limited                 46%
                                                             Partnership

     International Towers Development Co.                  California General                 49.5%
                                                             Partnership

     Perini Central Limited Partnership                    Arizona Limited                    75%
                                                             Partnership

     Phoenix Associates Land Venture                       Arizona General                    50%
                                                             Partnership

     Perini/138 Joint Venture                              Georgia General                    49%
                                                             Partnership

     Garden Lakes Apartments Joint                         Georgia General                    49.5%
       Venture                                               Partnership

     Perini/RSEA Partnership                               Georgia General                    50%
                                                             Partnership


                                                                 EXHIBIT 23


                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


    As independent public accountants, we hereby consent to the use of our reports, dated February 11, 1994, included in Perini Corporation's Annual Report on this Form 10-K for the year ended December 31, 1993, and into the Company's previously filed Registration Statements No. 2-82117, 33-24646, 33-46961, 33-53190, 33-53192, 33-60654 and 33-70206.

ARTHUR ANDERSEN & CO.



Boston, Massachusetts
March 24, 1994



                                                  EXHIBIT 24

                              POWER OF ATTORNEY

    We, the undersigned, Directors of Perini Corporation, hereby severally constitute David B. Perini, James M. Markert and Robert E. Higgins, and each of them singly, our true and lawful attorneys, with full power to them and to each of them to sign for us, and in our names in the capacities indicated below, any Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 to be filed with the Securities and Exchange Commission and any and all amendments to said Annual Report on Form 10-K, hereby ratifying and confirming our signatures as they may be signed by our said Attorneys to said Annual Report on Form 10-K and to any and all amendments thereto and generally to do all such things in our names and behalf and in our said capacities as will enable Perini Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

    WITNESS our hands and common seal on the date set forth below.

s/David B. Perini                           Director      March 24, 1994
- -----------------                           ----------------------------
David B. Perini                                           Date


s/Joseph R. Perini                          Director      March 24, 1994
- ------------------                          ----------------------------
Joseph R. Perini                                          Date


s/Richard J. Boushka                        Director      March 24, 1994
- --------------------                        ----------------------------
Richard J. Boushka                                        Date


s/Marshall M. Criser                        Director      March 24, 1994
- --------------------                        ----------------------------
Marshall M. Criser                                        Date


s/Thomas E. Dailey                          Director      March 24, 1994
- ------------------                          ----------------------------
Thomas E. Dailey                                          Date


s/Albert A. Dorman                          Director      March 24, 1994
- ------------------                          ----------------------------
Albert A. Dorman                                          Date


s/Arthur J. Fox, Jr.                        Director      March 24, 1994
- --------------------                        ----------------------------
Arthur J. Fox, Jr.                                        Date


s/Nancy Hawthorne                           Director      March 24, 1994
- -----------------                           ----------------------------
Nancy Hawthorne                                           Date


s/Marshall A. Jacobs                        Director      March 24, 1994
- --------------------                        ----------------------------
Marshall A. Jacobs                                        Date


s/Robert M. Jenney                          Director      March 24, 1994
- ------------------                          ----------------------------
Robert M. Jenney                                          Date


s/James M. Markert                          Director      March 24, 1994
- ------------------                          ----------------------------
James M. Markert                                          Date


s/John J. McHale                            Director      March 24, 1994
- ----------------                            ----------------------------
John J. McHale                                            Date


s/Jane E. Newman                            Director      March 24, 1994
- ----------------                            ----------------------------
Jane E. Newman                                            Date


s/Bart W. Perini                            Director      March 24, 1994
- ----------------                            ----------------------------
Bart W. Perini                                            Date