Form 10-Q
period 1994-03-31
PERINI CORP
filed 1994-05-10
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


            (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1994


                                      OR


            ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-6314


                              PERINI CORPORATION
            (Exact name of registrant as specified in its charter)

             MASSACHUSETTS                        04-1717070
    (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)            Identification No.)


          73 MT. WAYTE AVENUE, FRAMINGHAM, MASSACHUSETTS  01701-9160
                   (Address of principal executive offices)
                                  (Zip code)


                                (508)-628-2000
             (Registrant's telephone number, including area code)


                                     NONE
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X     No

Number of shares of common stock of registrant outstanding at May 5, 1993:
4,363,143


                       PERINI CORPORATION & SUBSIDIARIES

                                     INDEX

                                                                     Page Number
                                                                     -----------


 Part I. -  Financial Information:

            Item 1.  Financial Statements

                     Consolidated Condensed Balance Sheets -              3
                       March 31, 1994 and December 31, 1993

                     Consolidated Condensed Statements of Income -        4
                       Three Months ended March 31, 1994 and 1993

                     Consolidated Condensed Statements of Cash          5-6
                       Flows - Three Months ended March 31, 1994
                       and 1993

                     Notes to Consolidated Condensed Financial          7-8
                       Statements

            Item 2.  Management's Discussion and Analysis of the        9-10
                     Consolidated Financial Condition and Results of Operations


 Part II. - Other Information:

            Item 1.  Legal Proceedings                                    11

            Item 2.  Changes in Securities                                11

            Item 3.  Defaults Upon Senior Securities                      11

            Item 4.  Submission of Matters to a Vote of Security          11
                     Holders

            Item 5.  Other Information                                    11

            Item 6.  Exhibits and Reports on Form 8-K                     11

            Signatures                                                    12



                              PERINI CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             MARCH 31, 1994 AND DECEMBER 31, 1993
                                        (In Thousands)

                                      ASSETS
                                      ------

                                                          MARCH 31,     DEC. 31,
                                                            1994          1993
                                                          ---------     --------

 Cash                                                     $  5,133      $ 35,871
 Accounts and Notes Receivable                             109,579       123,009
 Unbilled Work                                              14,952        14,924
 Construction Joint Ventures                                61,697        61,156
 Deferred Income Taxes                                       7,702         7,702
 Other Current Assets                                       14,324        14,940
                                                          --------      --------
      Total Current Assets                                $213,367      $257,602
                                                          --------      --------

 Land Held for Sale or Development                        $ 47,736      $ 48,011
 Investments in and Advances to Real Estate Joint
    Ventures                                               142,357       138,095
 Real Estate Properties Used in Operations                   9,890        12,678
                                                          --------      --------
      Total Real Estate Development Investments           $199,983      $198,784
                                                          --------      --------

 Other Assets                                             $  3,748      $  3,896
                                                          --------      --------
 Property and Equipment, less Accumulated Depreciation
    of $29,274 - 1994 and $28,986 - 1993                  $ 16,280      $ 16,096
                                                          --------      --------
                                                          $433,378      $476,378
                                                          ========      ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

 Notes Payable - Bank                                     $  4,000      $   -
 Current Maturities of Long-Term Debt                        5,194         7,617
 Accounts Payable                                          110,843       136,231
 Deferred Contract Revenue                                  27,092        25,867
 Accrued Expenses                                           39,628        47,827
 Accrued Income Taxes                                          435         3,183
                                                          --------      --------
      Total Current Liabilities                           $187,192      $220,725
                                                          --------      --------

 Deferred Income Taxes and Other Liabilities              $ 35,246      $ 38,794
                                                          --------      --------

 Long-Term Debt, including real estate development debt
    of $7,696 - 1994 and $11,382 - 1993                   $ 76,169      $ 82,366
                                                          --------      --------

 Minority Interest                                        $  3,367      $  3,350
                                                          --------      --------

 Stockholders' Equity:
      Preferred Stock                                     $    100      $    100
      Series A Junior Participating Preferred Stock            -             -
      Common Stock                                           4,985         4,985
      Paid-In Surplus                                       59,875        59,875
      Retained Earnings                                     83,855        83,594
      ESOT Related Obligations                              (6,982)       (6,982)
                                                          ---------     ---------
                                                          $141,833      $141,572
      Less - Treasury Stock                                (10,429)      (10,429)
                                                          ---------     ---------
        Total Stockholders' Equity                        $131,404      $131,143
                                                          ---------     ---------

                                                          $433,378      $476,378
                                                          ========      ========

 The accompanying notes are an integral part of these financial statements.


                              PERINI CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                             (In Thousands, Except Per Share Data)


                                                              THREE MONTHS
                                                             ENDED MARCH 31,
                                                         -----------------------
                                                           1994          1993
                                                         --------      --------
 REVENUES FROM OPERATIONS:
      Construction                                       $154,191      $244,487
      Real Estate                                          20,200        13,556
                                                         ---------     ---------
           TOTAL REVENUES FROM OPERATIONS                $174,391      $258,043
                                                         ---------     ---------

 COST AND EXPENSES:
      Cost of Operations                                 $161,615      $247,038
      General, Administrative and Selling Expenses          9,810         9,027
                                                         ---------     ---------
                                                         $171,425      $256,065
                                                         ---------     ---------

 INCOME FROM OPERATIONS                                  $  2,966      $  1,978
                                                         ---------     ---------

      Other Income (Expense), Net (Note 2)                   (420)        5,055
      Interest Expense                                     (1,247)       (1,188)
                                                         ---------     ---------

 Income Before Income Taxes                              $  1,299      $  5,845

      Provision for Income Taxes (Note 3)                     507         5,100
                                                         ---------     ---------

 NET INCOME                                              $    792      $    745
                                                         =========     =========

 EARNINGS PER COMMON SHARE (Note 4)                      $  .06        $  .05
                                                         =========     =========

 DIVIDENDS PER COMMON SHARE (Note 5)                     $   -         $   -
                                                         =========     =========

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 4)     4,330,807     4,150,124
                                                         =========     =========

The accompanying notes are an integral part of these financial statements.


                              PERINI CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                        (In Thousands)

                                                               THREE MONTHS
                                                             ENDED MARCH 31,
                                                           --------------------
                                                             1994        1993
                                                           --------    --------
 Cash Flows from Operating Activities:
 Net Income                                                $    792    $    745
 Adjustments to reconcile net income to net cash
   provided from operating activities:
   Depreciation and amortization                                663         656
   Noncurrent deferred taxes and other liabilities           (3,548)     14,495
   Distributions greater (less) than earnings of joint        4,443      (2,719)
     ventures
   (Gain) on sale of subsidiary (Note 2)                        -        (4,600)
   Minority interest, net                                        17         (16)
   Cash provided from (used by) changes in components of
     Working capital other than cash, notes payable and
       current maturities of long-term debt                 (24,597)    (27,994)
     Real estate development investments other than
       joint ventures                                         6,749       1,761
     Other non-cash items, net                               (1,028)     (2,101)
                                                           ---------   ---------

     NET CASH USED BY OPERATING ACTIVITIES                 $(16,509)   $(19,773)
                                                           ---------   ---------

 Cash Flows from Investing Activities:
   Proceeds from sale of property and equipment            $     42    $    153
   Cash distributions of capital from unconsolidated
     joint ventures                                             698       1,155
   Acquisition of property and equipment                       (772)     (2,106)
   Improvements to land held for sale or development           (130)     (2,190)
   Improvements to real estate properties used in
     operations                                                 (24)        -
   Capital contributions to unconsolidated joint             (6,333)     (6,359)
     ventures
   Advances to real estate joint ventures                    (2,579)     (2,830)
   Proceeds from sale of Majestic net of subsidiary's
     cash                                                       -         4,432
                                                           ---------   ---------

     NET CASH USED BY INVESTING ACTIVITIES                 $ (9,098)   $ (7,745)
                                                           ---------   ---------

 Cash Flows from Financing Activities:
   Proceeds of long-term debt                              $  1,362    $    507
   Repayment of long-term debt                               (9,982)     (3,015)
   Cash dividends paid                                         (531)       (531)
   Proceeds from notes payable to banks                       4,000        -
                                                           ---------   ---------

     NET CASH USED BY FINANCING ACTIVITIES                 $ (5,151)   $ (3,039)
                                                           ---------   ---------

                        PERINI CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
          FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993 (CONTINUED)
                                  (In Thousands)


                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                           --------------------
                                                             1994        1993
                                                           --------    --------

 Net (Decrease) in cash                                    $(30,758)   $(30,557)

 Cash at Beginning of Year                                   35,871      79,563
                                                           ---------   ---------

 Cash at End of Period                                     $  5,113    $ 49,006
                                                           =========   =========

 Supplemental Disclosures of Cash paid during the period for:

      Interest, net of amounts capitalized                 $  1,563    $  1,652
                                                           =========   =========

      Income tax payments (refunds)                        $  2,626    $    404
                                                           =========   =========



                          PERINI CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



(1) Significant Accounting Policies

    The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note (1) to such financial statements included in Form 10-K for the year ended December 31, 1993. The Company has made no significant change in these policies during 1994.

(2) Other Income (Expense) Net

    Includes a pretax gain of $4.6 million in 1993 from the sale of Majestic Contractors Limited, the Company's 74%-owned Canadian pipeline subsidiary. This gain nets to zero after providing an equivalent amount for federal income taxes at the 34% statutory rate and an additional 66% rate which represents a combination of an additional tax provision for the difference between book and tax basis of the Company's investment in this subsidiary and a valuation reserve based upon the company's current estimate of its utilization of the foreign tax credits related to the sale.

(3) Income Taxes

    The higher-than-normal tax rate in 1993 is due to the reasons stated in
    (2) above.

(4) Per Share Data

    Computations of earnings per common share amounts are based on the weighted average number of the Company's common shares outstanding during the periods presented. Earnings per common share reflect the effect of preferred dividends accrued during both the 1994 and 1993 three month periods ended March 31, of $531,000. Common stock equivalents related to additional shares of common stock issuable upon exercise of stock options have not been included since their effect would be immaterial. Per share data on a fully diluted basis is not presented because the effect of conversion of the Company's depositary convertible exchangeable preferred shares into common stock is antidilutive.

(5) Cash Dividends

    There were no cash dividends on common stock declared or paid during the periods presented in the condensed financial statements presented herein.

(6) Opinion

    The unaudited condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1993. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1994 and December 31, 1993 and results of operations and cash flows for the three month periods ended March 31 for the three month period ended March 31, 1994 may not be indicative of the results that may be expected for the year ending December 31, 1994 because the Company's results generally consist of a limited number of large transactions in both construction and real estate. Therefore, such results can vary depending on the timing of transactions and the profitability of projects being reported.

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

RESULTS OF OPERATIONS

                Comparison of First Quarter of 1994
                  with the First Quarter of 1993

    Revenues decreased $83.7 million (or 32.4%), from $258.1 million in 1993 to $174.4 million in 1994. This decrease resulted from decreased construction revenues of $90.3 million (or 37%), from $244.5 million in 1993 to $154.2 million in 1994, due primarily to a decrease in revenues from building operations of $105 million (or 53%), from $199 million in 1993 to $94 million in 1994. This decrease in revenues was due to the timing in the start-up of certain hotel/casino projects obtained late in 1993 compared to a few similar projects that were well underway during the first quarter of 1993. This decrease was partially offset by an increase in revenues from the heavy construction operations of $14 million (or 30%), from $46 million in 1993 to $60 million in 1994, due to a combination of the new Newberg/Perini Division acquired in mid-1993 and an increased heavy backlog going into 1994. This decrease was also partially offset by an increase in revenues from real estate operations of $7 million, from $13 million in 1993 to $20 million in 1994, caused primarily by the sale of two income properties in 1994.

    The gross profit in 1994 increased by $1.8 million, from $11 million in 1993 to $12.8 million in 1994, due primarily to a $2.6 million increase from construction operations, from $9.7 million in 1993 to $12.3 million in 1994. This improvement from construction operations was due to the mix of work performed, relatively more of the higher margin heavy construction work, from 19% of total construction volume in 1993 to 39% in 1994. This increase in gross profit was partially offset by a decrease in gross profit from real estate of $.8 million, from $1.3 million in 1993 to $.5 million in 1994, due primarily to a decrease in high margin land sales in Florida.

    The increase in general, administrative and selling expenses of $.8 million (or 9%), from $9 million in 1993 to $9.8 million in 1994, resulted primarily from the addition of the Newberg/Perini Division in mid-1993.

    The $5.4 million decrease in other income from income of $5 million in 1993 to a loss of $.4 million in 1994 was due primarily to the non-recurring gain ($4.6 million) on the sale by the Company of its 74%-owned interest in Majestic Contractors Limited ("Majestic"), its Canadian pipeline subsidiary, in January, 1993.

    The higher-than-normal tax rate in 1993 was due to tax provided at an additional 66% rate on the gain on the sale of Majestic, which represented a combination of an additional tax provision for the difference between book and tax basis of the Company's investment in this subsidiary and a valuation reserve related to the gain based upon the Company's estimate of its utilization of the related foreign tax credits.

FINANCIAL CONDITION

     Working capital decreased $10.7 million, from $36.9 million at the end of 1993 to $26.2 million at March 31, 1994. The current ratio decreased from 1.17:1 to 1.14:1.

     During the first three months of 1994 the Company used $16.5 million of cash from operations, primarily to fund a decrease in payables; $9.1 million of cash for investing activities, primarily in joint ventures; and $5.2 million of cash for financial activities, primarily to pay down debt. The source of cash was a $30.8 million reduction in cash on hand. The long-term debt to equity ratio at March 31, 1994 was .58 to 1, compared to the .63 to 1 ratio at December 31, 1993.

    Long-term debt at March 31, 1994 was $76.2 million, a decrease of $6.2 million from December 31, 1993. This decrease resulted primarily from the repayment of certain mortgages related to estate properties sold during the quarter.

     In addition to internally generated funds, the Company has access to additional funds under its $18 million of short-term lines of credit, its $70 million long-term Credit Agreement and, effective March 31, 1994, a $15 million collateralized short-term credit facility available for the balance of 1994. At March 31, 1994, there was $14 million available under the short-term lines of credit, $.2 million available under the Credit Agreement and $15 million available under the new short-term credit facility. Management believes that cash generated from operations, unused credit lines and various real estate borrowings should probably be adequate to meet the Company's funding requirements, although the withdrawal of many commercial lending sources from both the real estate and construction markets has significantly slowed the Company's real estate sales and/or put restrictions on new borrowings and extensions on maturing loans by these very same sources cause uncertainties in predicting liquidity.

Part II. - Other Information


Item 1. - Legal Proceedings - None


Item 2. - Changes in Securities

(a) None

(b) None


Item 3. - Defaults Upon Senior Securities - None


Item 4. - Submission of Matters to a Vote of Security Holders - None


Item 5. - Other Information - None


Item 6. - Exhibits and Reports on Form 8-K

(a) None

(b) None



                                        SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 PERINI CORPORATION
                                 Registrant


Date:  May 9, 1994               /s/ James M. Markert
                                 --------------------------------------------
                                 James M. Markert, Senior Vice President
                                 Finance and Administration


Date:  May 9, 1994               /s/ Barry R. Blake
                                 --------------------------------------------
                                 Barry R. Blake, Vice President and Controller