Form 10-Q/A
period 1994-03-31
PERINI CORP
filed 1994-05-16
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-Q/A



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


                              PERINI CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             MARCH 31, 1994 AND DECEMBER 31, 1993
                                        (In Thousands)

                                      ASSETS
                                      ------

                                                          MARCH 31,     DEC. 31,
                                                            1994          1993
                                                          ---------     --------

 Cash                                                     $  1,282      $ 35,871
 Accounts and Notes Receivable                             109,579       123,009
 Unbilled Work                                              14,952        14,924
 Construction Joint Ventures                                61,697        61,156
 Deferred Income Taxes                                       7,702         7,702
 Other Current Assets                                       14,324        14,940
                                                          --------      --------
      Total Current Assets                                $209,536      $257,602
                                                          --------      --------

 Land Held for Sale or Development                        $ 47,736      $ 48,011
 Investments in and Advances to Real Estate Joint
    Ventures                                               142,357       138,095
 Real Estate Properties Used in Operations                   9,890        12,678
                                                          --------      --------
      Total Real Estate Development Investments           $199,983      $198,784
                                                          --------      --------

 Other Assets                                             $  3,748      $  3,896
                                                          --------      --------

 Property and Equipment, less Accumulated Depreciation
    of $29,274 - 1994 and $28,986 - 1993                  $ 16,280      $ 16,096
                                                          --------      --------
                                                          $429,547      $476,378
                                                          ========      ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

 Notes Payable - Bank                                     $  4,000      $   -
 Current Maturities of Long-Term Debt                        5,194         7,617
 Accounts Payable                                          107,012       136,231
 Deferred Contract Revenue                                  27,092        25,867
 Accrued Expenses                                           39,628        47,827
 Accrued Income Taxes                                          435         3,183
                                                          --------      --------
      Total Current Liabilities                           $183,361      $220,725
                                                          --------      --------

 Deferred Income Taxes and Other Liabilities              $ 35,246      $ 38,794
                                                          --------      --------

 Long-Term Debt, including real estate development debt
    of $7,696 - 1994 and $11,382 - 1993                   $ 76,169      $ 82,366
                                                          --------      --------

 Minority Interest                                        $  3,367      $  3,350
                                                          --------      --------

 Stockholders' Equity:
      Preferred Stock                                     $    100      $    100
      Series A Junior Participating Preferred Stock            -             -
      Common Stock                                           4,985         4,985
      Paid-In Surplus                                       59,875        59,875
      Retained Earnings                                     83,855        83,594
      ESOT Related Obligations                              (6,982)       (6,982)
                                                          ---------     ---------
                                                          $141,833      $141,572
      Less - Treasury Stock                                (10,429)      (10,429)
                                                          ---------     ---------
        Total Stockholders' Equity                        $131,404      $131,143
                                                          ---------     ---------

                                                          $429,547      $476,378
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

                                                               THREE MONTHS
                                                             ENDED MARCH 31,
                                                           --------------------
                                                             1994        1993
                                                           --------    --------
 Cash Flows from Operating Activities:
 Net Income                                                $    792    $    745
 Adjustments to reconcile net income to net cash
   provided from operating activities:
   Depreciation and amortization                                663         656
   Noncurrent deferred taxes and other liabilities           (3,548)     14,495
   Distributions greater (less) than earnings of joint        4,443      (2,719)
     ventures
   (Gain) on sale of subsidiary (Note 2)                        -        (4,600)
   Minority interest, net                                        17         (16)
   Cash provided from (used by) changes in components of
     Working capital other than cash, notes payable and
       current maturities of long-term debt                 (28,428)    (27,994)
     Real estate development investments other than
       joint ventures                                         6,749       1,761
     Other non-cash items, net                               (1,028)     (2,101)
                                                           ---------   ---------

     NET CASH USED BY OPERATING ACTIVITIES                 $(20,340)   $(19,773)
                                                           ---------   ---------

 Cash Flows from Investing Activities:
   Proceeds from sale of property and equipment            $     42    $    153
   Cash distributions of capital from unconsolidated
     joint ventures                                             698       1,155
   Acquisition of property and equipment                       (772)     (2,106)
   Improvements to land held for sale or development           (130)     (2,190)
   Improvements to real estate properties used in
     operations                                                 (24)        -
   Capital contributions to unconsolidated joint             (6,333)     (6,359)
     ventures
   Advances to real estate joint ventures                    (2,579)     (2,830)
   Proceeds from sale of Majestic net of subsidiary's
     cash                                                       -         4,432
                                                           ---------   ---------

     NET CASH USED BY INVESTING ACTIVITIES                 $ (9,098)   $ (7,745)
                                                           ---------   ---------

 Cash Flows from Financing Activities:
   Proceeds of long-term debt                              $  1,362    $    507
   Repayment of long-term debt                               (9,982)     (3,015)
   Cash dividends paid                                         (531)       (531)
   Proceeds from notes payable to banks                       4,000        -
                                                           ---------   ---------

     NET CASH USED BY FINANCING ACTIVITIES                 $ (5,151)   $ (3,039)
                                                           ---------   ---------

                        PERINI CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
          FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993 (CONTINUED)
                                  (In Thousands)


                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                           --------------------
                                                             1994        1993
                                                           --------    --------

 Net (Decrease) in cash                                    $(34,589)   $(30,557)

 Cash at Beginning of Year                                   35,871      79,563
                                                           ---------   ---------

 Cash at End of Period                                     $  1,282    $ 49,006
                                                           =========   =========

 Supplemental Disclosures of Cash paid during the period for:

      Interest, net of amounts capitalized                 $  1,563    $  1,652
                                                           =========   =========

      Income tax payments (refunds)                        $  2,626    $    404
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

(6) Opinion

    The unaudited condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1993. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary topresent fairly the Company's financial position as of March 31, 1994 and December 31, 1993 and results of operations and cash flows for the three month periods ended March 31, 1994 and 1993. The results of operations for the three month period ended March 31, 1994 may not be indicative of the results that may be expected for the year ending December 31, 1994 because the Company's results generally consist of a limited number of large transactions in both construction and real estate. Therefore, such results can vary depending on the timing of transactions and the profitability of projects being reported.

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

     During the first three months of 1994 the Company used $20.3 million of cash from operations, primarily to fund a decrease in payables; $9.1 million of cash for investing activities, primarily in joint ventures; and $5.2 million of cash for financial activities, primarily to pay down debt. The source of cash was a $34.6 million reduction in cash on hand.

    Long-term debt at March 31, 1994 was $76.2 million, a decrease of $6.2 million from December 31, 1993. This decrease resulted primarily from the repayment of certain mortgages related to real estate properties sold during the quarter. The long-term debt to equity ratio at March 31, 1994 was .58 to 1, compared to the .63 to 1 ratio at December 31, 1993.

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




                                 PERINI CORPORATION
                                 Registrant


Date:  May 16, 1994              /s/ James M. Markert
                                 ---------------------------------------------
                                 James M. Markert, Senior Vice President
                                 Finance and Administration


Date:  May 16, 1994              /s/ Barry R. Blake
                                 ---------------------------------------------
                                 Barry R. Blake, Vice President and Controller