Form 10-K/A
period 1993-12-31
PERINI CORP
filed 1994-08-02
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-K/A

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1993



      TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________________ to ___________________


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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X


The aggregate market value of voting stock held by nonaffiliates of the registrant is $38,731,414 as of March 4, 1994.

The number of shares of Common Stock, $1.00 par value per share, outstanding at March 4, 1994 is 4,330,807.


                     DOCUMENTS INCORPORATED BY REFERENCE


Portions of the annual proxy statement for the year ended December 31, 1993 are incorporated by reference into Part III.



                              PERINI CORPORATION

                            INDEX TO ANNUAL REPORT

                                ON FORM 10-K/A

                                                          PAGE
                                                          ----

 PART I
 ------
 Item 1:     Business                                      2

 Item 2:     Properties                                   19

 Item 3:     Legal Proceedings                            20

 Item 4:     Submission of Matters to Vote of Security    20
             Holders


 PART II
 -------

 Item 5:     Market for the Registrant's Common Stock     21
             and Related Stockholder Matters

 Item 6:     Selected Financial Data                      21

 Item 7:     Management's Discussion and Analysis of      22
             Financial Condition and Results of
             Operations

 Item 8:     Financial Statements and Supplementary Data  28

 Item 9:     Disagreements on Accounting and Financial    28
             Disclosure



 PART III
 --------
 Item 10:    Directors and Executive Officers of the      29
             Registrant

 Item 11:    Executive Compensation                       30

 Item 12:    Security Ownership of Certain Beneficial     30
             Owners and Management

 Item 13:    Certain Relationships and Related            30
             Transactions


 PART IV
 -------

 Item 14:    Exhibits, Financial Statement Schedules and  31
             Reports on Form 8-K


 Signatures                                               33



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

   The Company's real estate development operations are conducted by Perini Land & Development Company, a wholly-owned subsidiary with extensive development interests concentrated in historically attractive markets in the United States - Arizona, California, Florida, Georgia and Massachusetts, but has not commenced the development of any new real estate projects since 1990.

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

     Information on lines of business and foreign business is included under the following captions of this Annual Report on Form 10K for the year ended December 31, 1993.
                                                  Annual Report
                                                   On Form 10K
                    Caption                        Page Number
                                                  -------------

 Selected Consolidated Financial Information         Page 21

 Management's Discussion and Analysis                Page 22

 Footnote 14 to the Consolidated Financial           Page 53
 Statements, entitled Business Segments and
 Foreign Operations


   While the "Selected Consolidated Financial Information" presents certain lines of business information for purposes of consistency of presentation for the five years ended December 31, 1993, additional information (business segment and foreign operations) required by Statement of Financial Accounting Standards No. 14 for the three years ended December 31, 1993 is included in
Note 14 to the Consolidated Financial Statements on pages 53 and 54.

   A summary of revenues by product line for the three years ended December 31, 1993 is as follows:

                                                                   Revenues (in thousands)
                                                                   Year Ended December 31,
                                                       -----------------------------------------------------
                                                          1993                 1992                  1991
                                                       ----------           ----------            ----------

 Construction:
   Building                                            $  736,116           $  620,628            $  507,399

   Heavy                                                  294,225              288,158               288,686

   Pipeline                                                 -                  100,929                69,470

   Engineering Services                                     -                   13,559                54,086
                                                       ----------           ----------            ----------

     Total Construction Revenues                       $1,030,341           $1,023,274            $  919,641
                                                       ----------           ----------            ----------

                                                                   Revenues (in thousands)
                                                                   Year Ended December 31,
                                                       -----------------------------------------------------

                                                          1993                 1992                  1991
                                                       ----------           ----------            ----------

 Real Estate:

   Sales of Real Estate                                $   40,053           $   12,636            $   41,548

   Building Rentals                                        19,313               24,208                17,866

   Interest Income                                          6,110                6,452                 9,000

   All Other                                                4,299                4,282                 3,853
                                                       ----------           ----------            ----------

     Total Real Estate Revenues                        $   69,775           $   47,578            $   72,267
                                                       ----------           ----------            ----------


       Total Revenues                                  $1,100,116           $1,070,852            $  991,908
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

   The heavy operation undertakes large civil construction projects throughout the United States, with current emphasis on major metropolitan areas, such as Boston, New York City, Chicago and Los Angeles. The heavy operation performs construction and rehabilitation of highways, subways, tunnels, dams, bridges, airports, marine projects, piers and waste water treatment facilities. The Company has been active in heavy operations since 1894, and believes that it has particular expertise in large and complex projects. The Company believes that infrastructure rehabilitation is and will continue to be a significant market in the 1990's.

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

                                             Backlog (in thousands) as of December 31,
                            ----------------------------------------------------------------------------------

                                    1993                          1992                         1991
                            -----------------------       ------------------------     -----------------------

 Northeast                  $  552,035          45%       $  451,746           39%     $  460,482         37%

 Mid-Atlantic                   34,695           3            34,840            3          92,130          8

 Southeast                      34,980           3            53,971            5           8,847          1

 Midwest                       143,961          12           211,649           18         129,103         11

 Southwest                     314,058          25           256,973           22          91,897          7

 West                          143,251          11           123,384           10         274,657         22

 Canada                          -               -               711            -          90,152          7

 Other Foreign                  15,161           1            36,279            3          86,690          7
                            ----------         ----       ----------          ----     ----------        ----
   Total                    $1,238,141         100%       $1,169,553          100%     $1,233,958        100%
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


                              Types of Contracts

   The four general types of contracts in current use in the construction industry are:

   - Fixed price contracts ("FP"), which include unit price contracts, usually transfer more risk to the contractor but offer the opportunity, under favorable circumstances, for greater profits. With the Company's increasing move into heavy and publicly bid building construction in response to current opportunities, the percentage of fixed price contracts continue to represent the major portion of the backlog.

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

   Historically, a high percentage of company contracts have been of the fixed price type. Construction management contracts remain a relatively small percentage of company contracts. A summary of revenues and backlog by type of contract for the most recent three years follows:


     Revenues - Year Ended                                                        Backlog As Of
         December 31,                                                              December 31,
 ---------------------------------                                         ------------------------------
  1993          1992          1991                                          1993          1992       1991
  ----          ----          ----                                          ----          ----       ----

   56%           68%           57%         Fixed Price                       65%           64%        64%

   44            32            43          CPFF, GMP or CM                   35            36         36
  ----          ----          ----                                          -----         ----       ----

  100%          100%          100%                                          100%          100%       100%
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


                                                     Revenues by Client Source

                                                                         Year Ended December 31,
                                                                     ------------------------------------

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

    The Company will endeavor to spread the financial and/or operational risk, as it has from time to time in the past, by participating in construction joint ventures, both in a majority and in a minority position, for the purpose of bidding on projects. These joint ventures are generally based on a standard joint venture agreement whereby each of the joint venture participants is usually committed to supply a predetermined percentage of capital, as required, and to share in the same predetermined percentage of income or loss of the project. Although joint ventures tend to spread the risk of loss, the Company's initial obligations to the venture may increase if one of the other participants is financially unable to bear its portion of cost and expenses. For a possible example of this situation, see "Legal Proceedings" on page 20. For further information regarding certain joint ventures, see Note 2 of the Notes to Consolidated Financial Statements.

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

    The Company has minimal exposure to environmental liability as a result of the activities of Perland Environmental Technologies, Inc. ("Perland"), a 90%-owned subsidiary of the Company. Perland provides hazardous waste engineering and construction services to both private clients and public agencies nationwide. Perland is responsible for compliance with applicable law in connection with its clean up activities and bears the risk associated with handling such materials.

    In addition to strict procedural guidelines for conduct of this work, the Company and Perland generally carry insurance or receive satisfactory indemnification from customers to cover the risks associated with this business.

    The Company also owns real estate nationwide, most of which is residential, and as an owner, is subject to laws governing environmental responsibility and liability based on ownership. The Company is not aware of any environmental liability associated with its ownership of real estate property.

    The Company has been subjected to a number of claims from former employees of subcontractors regarding exposure to asbestos on the Company's projects. None of the claims have been material. The Company also operates construction machinery in its business and will, depending on the project or the ease of access to fuel for such machinery, install fuel tanks for use on-site. Such tanks run the risk of leaking hazardous fluids into the environment. The Company, however, is not aware of any emissions associated with such tanks or of any other environmental liability associated with its construction operations or any of its corporate activities.

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

    For the past three to four years PL&D has been severely affected by the reduced liquidity in real estate markets brought on by the cutbacks in real estate funding by commercial banks, insurance company and other institutional lenders. Many traditional buyers of PL&D properties are other developers or investors who depend on third party sources for funding. As a result, some potential PL&D transactions have been cancelled, altered or postponed because of financing problems. Over this period, PL&D looked to foreign buyers not affected by U.S. banking policies or in some cases, provided seller financing to complete transactions. PL&D also experienced slowdowns in negotiations in the sale of PL&D developed income properties or residential units because of economic uncertainties and the reluctance of some buyers to commit to acquisitions in the current environment. Based on a weakening in property values which has come with the industry credit crunch and the national real estate recession, PL&D took a $30 million pre-tax net realizable value writedown against earnings in 1992. The charge affected those properties which PL&D had decided to sell in the near term. Currently it is management's belief that its remaining real estate properties are not carried at amounts in excess of their net realizable values. To achieve full value for some of its real estate holdings, in particular its investments in Rincon Center and the Resort at Squaw Creek, the Company may have to hold those properties several years and currently intends to do so.


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

    In connection with the project financing on the Oaks, PL&D has committed to certain guarantees described in the sixth paragraph of Note 11 to Notes to the Consolidated Financial Statements which starts on page 50.


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

    In addition to the project financing and guarantees disclosed in the second and third paragraphs of Footnote 11 to Notes to the Consolidated Financial Statements, which starts on page 50, the Company has advanced approximately $70 million to the partnership through December 31, 1993, of which approximately $8 million was advanced during 1993, primarily to paydown some of the principal portion of project debt which was renegotiated during 1993. Although the project is close to fully occupied, rent concessions during 1993 prevented operations from exceeding breakeven on a cash flow basis. Those concessions have ended and in 1994 operations are expected to generate positive cash flow before any required principal paydowns on loans. Two major loans on this property in aggregate totaling over $75 million were scheduled to mature in 1993. During 1993 both loans were extended for five additional years. To extend these loans, PL&D provided approximately $6 million in new funds which were used to reduce the principal balances of the loans. Going forward, additional amortization will be required, some of which may not be covered by operating cash flow and, therefore, at least 80% of those funds not covered by operations will be provided by PL&D as managing general partner. Lease payments and loan amortization obligations at Rincon Center through 1997 are as follows: $4,226,000 in 1994; $4,948,000 in 1995;
$5,531,000 in 1996; $5,886,000 in 1997. Based on Company forecasts, it could be required to contribute as much as $6-7 million in aggregate to cover these requirements not covered by project cash flow through 1997. Although management believes operating expenses will be covered by operating cash flow at least through 1997, the Company's share of project depreciation which could be as much as $2 million annually, will not be covered through operating profit and therefore will continue to reduce the Company's reported earnings by that amount. In addition, interest rates on much of the debt financing covering Rincon Center are variable based on various rate indices. With the exception of approximately $20 million of the financing, none of the debt has been hedged or capped and is subject to market fluctuations. From time to time the Company reviews the costs and anticipated benefits from hedging Rincon Center's interest rate commitments. Current Company forecasts anticipate a 50 basis point annual increase in rates between 1994 and 1997. In view of this expectation of interest rate risk and current costs to further hedge rate increases, the Company has elected not to hedge all interest rates.

    As part of the Rincon One sale and operating lease-back transaction, the joint venture agreed to obtain an additional financial commitment on behalf of the lessor to replace at least $33 million of long-term financing by January 1, 1998. If the joint venture has not secured a further extension or new commitment for financing on the property for at least $33 million, the lessor will have the right under the lease to require the joint venture to purchase the property for a stipulated amount of approximately $18.8 million in excess of the then outstanding debt. Management believes it will be able to extend the financing or refinance the building such that this sale back to
the Company will not occur.   During the past year PL&D agreed, if necessary,
to lend Pacific Gateway Properties (PGP) funds to meet its 20% share of cash calls. In return PL&D receives a priority return from the partnership on those funds and penalty fees in the form of rights to certain distributions due PGP by the partnership controlling Rincon. During 1993, PL&D advanced $1.7 million under this agreement, primarily to meet the principal payment obligations of the loan extensions described above.

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

    In addition to the project financing and guarantees disclosed in the fifth paragraph of Note 11 to Notes to the Consolidated Financial Statements, which starts on page 50, the Company has advanced approximately $68 million to the joint venture through December 31, 1993, of which approximately $2 million was advanced during 1993, for the cost of operating expenses and interest payments. Further, it is anticipated the project may require additional funding by PL&D before it reaches stabilization which may take several years. During 1992, the majority partner in the joint venture sold its interest to a group put together by an existing limited partner. As a part of that transaction, PL&D relinquished its managing general partnership position to the buying group, but retained a wide range of approval rights. The result of the transaction was to strengthen the financial support for the project and led to an extension of the bank financing on the project to mid-1995. The $48 million of bank financing on the project currently matures in May, 1995. Preliminary conversations have taken place with the project's lead bank and management anticipates extension or replacement of the loan. However, as with any real estate financing, there is no assurance that an extension or replacement financing will be available. In the event that were to happen, the property would be subject to foreclosure and possible sale at a value below the Company's present investment basis.

    As part of Squaw Creek Associates partnership agreement, either partner may initiate a buy/sell agreement on or after January 1, 1997. Such buy/sell agreement, which is similar to those often found in real estate development partnerships, provides for the recipient of the offer to have the option of selling its share or purchasing its partners share at the proportionate amount applicable based on the offer price and the specific priority of payout as called for under the partnership agreement based on a sale and termination of the partnership. The Company does not anticipate such a circumstance, because until the end of the year 2001, the partner would lose the certainty of a $2 million annual preferred return currently guaranteed by the Company. However, an exercise of the buy/sell agreement by its partner could force the Company to sell its ownership at a price possibly significantly less than its full value should the Company be unable to buy out its partner and were forced to sell at the price initiated by its partner.

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


ITEM 2.                          PROPERTIES

    Properties applicable to the Company's real estate development activities are described in detail by geographic area in Item 1. Business on pages 9 through 18. All other properties used in operations are summarized below:

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

    In the ordinary course of its construction business, the Company is engaged in other lawsuits. The Company believes that such lawsuits are usually unavoidable in major construction operations and that their resolution will not materially affect its results of future operations and financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


                                   PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

        The Company's common stock is traded on the American Stock Exchange under the symbol "PCR". The quarterly market price ranges (high-low) for 1993 and 1992 are summarized below:

                                                                                        1993                     1992
                             Market Price Range per Common Share:                   ------------             High     Low
                                                                                    High     Low
                                                                                    ----     ---

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

        For information on dividend payments, see Selected Financial Data in
        Item 6 below and "Dividends" under Management's Discussion and Analysis on page 27.

        As of March 4, 1994, there was approximately 1,523 record holders of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA


SELECTED CONSOLIDATED FINANCIAL INFORMATION
(In thousands, except per share data)

 OPERATING SUMMARY                   1993             1992            1991            1990              1989
                                     ----             ----            ----            ----              ----

 Revenues
   Construction operations        $1,030,341       $1,023,274      $  919,641      $  983,689       $  830,553
   Real estate operations             69,775           47,578          72,267          31,331           70,216
                                  ----------       ----------      ----------      ----------       ----------
      Total Revenues              $1,100,116       $1,070,852      $  991,908      $1,015,020       $  900,769
                                  ==========       ==========      ==========      ==========       ==========

 Gross Profit                     $   52,786       $   22,189      $   60,854      $   43,388       $   74,377
                                  ----------       ----------      ----------      ----------       ----------
 Net Income (Loss)                $    3,165       $  (16,984)     $    3,178      $   (2,575)      $   13,152
                                  ----------       -----------     ----------      -----------      ----------
 Per Share of Common Stock:
   Net income (loss)              $      .24       $    (4.69)     $      .27      $    (1.20)      $     3.11
                                  ----------       -----------     ----------      -----------      ----------

   Cash dividends declared        $    -           $    -          $    -          $      .60       $      .80
                                  ----------       -----------     ----------      ----------       ----------

   Book value                     $    24.49       $    23.29      $    28.96      $    28.48       $    30.10
                                  ----------       ----------      ----------      ----------       ----------
 Weighted Average Number
 of Common Shares Outstanding          4,265            4,079           3,918           3,916            3,545
                                  ----------       ----------      ----------      ----------       ----------

 FINANCIAL POSITION SUMMARY

 Working Capital                  $   36,877       $   31,028      $   30,724      $   33,756       $   40,203
                                  ----------       ----------      ----------      ----------       ----------

 Current Ratio                        1.17:1           1.14:1          1.16:1          1.16:1           1.21:1
                                  ----------       ----------      ----------      ----------       ----------

 Long-term Debt, less current
 maturities                       $   82,366       $   85,755      $   96,294      $  100,912       $   82,848
                                  ----------       ----------      ----------      ----------       ----------

 Stockholders' Equity             $  131,143       $  121,765      $  138,644      $  136,682       $  142,970
                                  ----------       ----------      ----------      ----------       ----------

 Ratio of Long-term Debt to
 Equity                                .63:1            .70:1           .69:1           .74:1            .58:1
                                  ----------       ----------      ----------      ----------       ----------

 Total Assets                     $  476,378       $  470,696      $  498,574      $  509,707       $  456,000
                                  ----------       ----------      ----------      ----------       ----------

 OTHER DATA
 Backlog at Year-end              $1,238,141       $1,169,553      $1,233,958      $1,091,077       $1,018,912
                                  ----------       ----------      ----------      ----------       ----------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATION -
1993 COMPARED TO 1992

The improved operating results in 1993 resulted in net income of $3.2 million (or $.24 per common share) compared to a net loss in 1992 of $17 million (or $4.69 per common share). The primary reason for this improvement was the nominal profit generated by real estate operations in 1993 compared to a $47 million operating loss in 1992 which included a $31.4 million pretax net realizable value writedown on certain real estate assets management decided to liquidate in the near-term. However, profits from construction operations decreased due primarily to the mix of work performed in 1993, relatively more of the lower margin building work and relatively less of the higher margin heavy and pipeline construction work, the latter being due to the sale by the Company of its 74%-ownership interest in Majestic Contractors Limited ("Majestic"), its Canadian pipeline construction subsidiary, in January, 1993.

Revenues reached a new record for the second consecutive year and amounted to $1.100 billion in 1993 compared to $1.071 billion in 1992, an increase of $29 million (or 3%). This increase resulted primarily from a net increase in construction revenues of $7 million from $1.023 million in 1992 to $1.030 million in 1993 due primarily to an increase in volume from building operations of $113 million (or 19%), from $604 million in 1992 to $717 million in 1993 due to an increased backlog going into 1993 and certain fast-track hotel/casino projects included in the backlog, and to a lesser degree, a small increase in heavy construction revenues. These increases more than offset the $101 million decrease in revenues from pipeline construction due to the sale referred to above and a $14 million decrease from engineering services due to the sale of Monenco Group Ltd. ("Monenco") in the first quarter of 1992. In addition, revenues from real estate operations increased by $22.2 million, from $47.6 million in 1992 to $69.8 million in 1993 due primarily to the sale of a partnership interest in certain commercial rental properties in San Francisco ($23.2 million) and, to a lesser degree, a $7 million increase in land sales in Florida.

Gross profit in 1993 increased by $30.6 million, from $22.2 million in 1992 to $52.8 million in 1993 due primarily to a $47.2 million increase from real estate operations, from a $43.5 million loss in 1992 to a $3.7 million profit in 1993. This improvement from real estate operations is due primarily to the non-recurring $31.4 million pretax net realizable value writedown in 1992 referred to previously, the profitable sale of certain commercial rental properties in San Francisco, profitable land sales in Florida and a $1.3 million improvement in results from a major ongoing operating property, The Resort at Squaw Creek. This increase in gross profit was offset by a decrease in gross profit from construction operations of $16.6 million, from $65.7 million in 1992 to $49.1 million in 1993 due primarily to the sale of Majestic and Monenco referred to above, a combined $18 million decrease.

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

Looking ahead, we must consider the Company's construction backlog and remaining inventory of real estate projects. While the overall construction backlog at December 31, 1993 was 6% higher than the 1992 level, slightly less than half of this backlog was obtained in the fourth quarter of 1993. With several of the contracts in the backlog going through the start-up phase and severe winter weather in the Northeast, construction revenues should be lower during the first half of 1994 and higher in the second half of 1994, as compared with prior year amounts. This increase in backlog can be attributable to an increase in the backlog of heavy construction contracts. This increase could indicate a relative increase in higher margin heavy construction revenues in the future.

At December 31, 1993, only 21 acres of the Company's Villages of Palm Beach Lakes, Florida land remain in inventory. Because of its low book value, sales of this acreage have provided a major portion of the Company's real estate profit in recent years. When this is fully sold, the Company's ability to generate profit from real estate sales and the related gross margin will be reduced. Since 1989, property prices in general have fallen substantially due to the liquidity in real estate markets and reduced demand. Recently, the Company has noted improvement in some property areas. This trend has had some effect on residential property sales negotiated by the Company for 1994 closings, but is still not widespread nor proven to be sustainable. The Company's profitability will also be affected by the continuation of from $3-4 million of annual depreciation recognized through its share of ownership in joint venture properties which to date has not been fully covered by operating profit.

For 1994, the Company has currently under contract for scheduled closings two major land sales, one in Florida and the other in Massachusetts. If both transactions meet their scheduled closing dates, they will produce over $6 million in revenue and have an important profit impact on the Company. However, until the sale of the project actually occurs, this revenue and profit cannot be assured since it is not unusual for such closings to be delayed or cancelled.


RESULTS OF OPERATIONS -
1992 COMPARED TO 1991

Operations in 1992 resulted in a net loss of $17 million (or $4.69 per common share) compared to 1991 net income of $3.2 million (or $.27 per common share). The primary reason for this decline in earnings was a substantial loss recorded by the Company's real estate operations, due to a combination of significant operating losses and a $30 million pre-tax net realizable value writedown in the fourth quarter of 1992 on certain real estate assets management decided to liquidate in the near-term. These losses and writedown resulted from a weakening in property values caused by the continuing adverse impact of the national real estate recession, the surplus of real estate product for sale in most markets, and severely restricted financing sources (both domestic and foreign) for potential buyers due to the well-publicized problems in the commercial banking industry. Overall construction operations, on the other hand, reached an all-time record level of profitability in 1992 due to the fourth consecutive year of record earnings from domestic construction operations, as well as a significant increase in earnings from Canadian pipeline operations. In January 1993, the Company sold its investment in the Canadian pipeline operation (see Note 1 to Notes to the Consolidated Financial Statements on page 40).

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


FINANCIAL CONDITION

CASH AND WORKING CAPITAL

During 1993, the Company used $39.1 million of cash for investment activities, primarily to fund construction and real estate joint ventures; $3 million for financing activities, primarily to pay down company debt; and $1.6 million to fund operating activities, primarily changes in working capital. In the future, the Company has additional financial commitments to certain real estate joint ventures as described in Footnote 11 to Notes to the Consolidated Financial Statements which start on page 50.

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

Since 1990 the Company has paid down $33.2 million of real estate debt on wholly-owned real estate projects (from $50.9 million to $17.7 million) utilizing proceeds from sales of property and general corporate funds. Similarly, real estate joint venture debt has been reduced by $127 million over the same period. As a result, the Company has reached a point at which revenues from further real estate sales which, in the past, have been largely used to retire real estate debt will be increasingly available to improve general corporate liquidity. With the exception of the major properties mentioned above, this trend should continue over the next several years with debt on projects often being fully repaid prior to full project sell out. On the other hand, the softening of the national real estate market coupled with problems in the commercial banking industry have significantly reduced credit availability for both new real estate development projects and the sale of completed product, sources historically relied upon by the Company and its customers to meet liquidity needs for its real estate development business. The Company has addressed this problem by relying on corporate borrowings, extending certain maturing real estate loans (with such extensions usually requiring pay downs and increased annual amortization of the remaining loan balance), suspending the acquisition of new real estate inventory, significantly reducing development expenses on certain projects, utilizing treasury stock in partial payment of amounts due under certain of its incentive compensation plans, utilizing cash internally generated from operations and, during the first quarter of 1992, selling its interest in Monenco. In addition, in January, 1993, the Company sold its majority interest in Majestic for approximately $31.7 million in cash. Since Majestic had been fully consolidated, the net result to the Company was to increase working capital by $8 million and cash by $4 million. In addition, the Company implemented a company-wide cost reduction program in 1990, and again in 1991 and 1993 to improve long-term financial results and suspended the dividend on its common stock during the fourth quarter of 1990. Also, the Company increased the aggregate amount available under its revolving credit agreement from $53 million to $70 million in May, 1993. Management believes that cash generated from operations, existing credit lines and additional borrowings should probably be adequate to meet the Company's funding requirements for at least the next twelve months. However, the withdrawal of many commercial lending sources from both the real estate and construction markets and/or restrictions on new borrowings and extensions on maturing loans by these very same sources cause uncertainties in predicting liquidity. In addition to internally generated funds, the Company has access to additional funds under its $18 million short-term lines of credit and its $70 million long-term revolving credit facility. At December 31, 1993, the Company has $18 million available under its short-term lines of credit and $.5 million available under its revolving credit facility.

The full amount available under the credit facilities may be borrowed during any fiscal quarter. However, financial covenants limiting the debt to equity ratio contained in the agreements governing these facilities limit the amount of borrowings which may be outstanding at the end of any fiscal quarter.

Based on these covenants, $4.3 million of additional borrowing capacity was available at December 31, 1993. The financial covenants to which the Company is subject include minimum levels of working capital, debt/net worth ratio, net worth level and interest coverage all as defined in the loan documents. The Company is in compliance with all of its covenants as of the most recent balance sheet date.

The working capital current ratio improved to 1.17:1 at the end of 1993, compared to 1.14:1 at the end of 1992 and 1.16:1 at the end of 1991. Of the total working capital of $36.9 million at the end of 1993, $15 million may not be converted to cash within the next 12-18 months.


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


DIVIDENDS

There were no cash dividends declared during 1993, 1992 or 1991 on the Company's outstanding common stock. It is management's intent to recommend reinstating dividends on common stock once it is prudent to do so. In 1987, the Company issued 1,000,000 depositary convertible exchangeable preferred shares, each depositary share representing ownership of 1/10 of a share of $21.25 convertible exchangeable preferred stock. During the three-year period ended December 31, 1993, the Board of Directors declared regular quarterly cash dividends of $5.3125 per share for the annual total of $21.25 per share (equivalent to quarterly dividends of $.53125 per depositary share for an annual total of $2.125 per depositary share). Dividends on preferred shares are cumulative and are payable quarterly before any dividends may be declared or paid on the common stock of the Company (see Note 7 to Notes to the Consolidated Financial Statements on page 47).


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

        Listed below are the names, offices held, ages and business experience of all executive officers of the Company.


                                 Year First Elected To Present
Name, Offices Held and Age       Office and Business Experience
- --------------------------       ------------------------------

David B. Perini, Director,       He has served as a Director, President,
Chairman, President and Chief    Chief Executive Officer and Acting
Executive Office - 56            Chairman since 1972.  He became Chairman
                                 on March 17, 1978 and has worked for the Company since 1962 in various capacities.
                                 Prior to being elected President, he
                                 served as Vice President and General
                                 Counsel.

Thomas E. Dailey, Director,      He served in this capacity since July,
Executive Vice President,        1992, which entails overall responsibility
Construction - 61                for all of the Company's building, heavy and
                                 international construction operations.
                                 Prior to that, he served as President,
                                 Construction Group since January, 1986.
                                 Since June, 1984, he had been serving
                                 as Vice President and General Manager,
                                 Western Building Division.  Before that
                                 he was Chairman of the Company's
                                 Detroit-based subsidiary, R. E. Dailey &
                                 Co.  Joining that company in 1956, he
                                 was elected Vice President in 1964,
                                 President in 1968 and Chairman in 1977.

James M. Markert, Director,      He has served in his
Senior Vice President, Finance   present capacity since June, 1984, which
and Administration - 60          entails overall
                                 responsibility for the Company's
                                 financial and administrative matters.
                                 Previously, he was Treasurer of Fluor
                                 Corporation since 1980.

John H. Schwarz, Chief           He has served in his present capacity
Executive Officer of Perini Land since April, 1992, which entails overall
and Development Company - 55     responsibility for the Company's real
                                 estate operations.  Prior to that, he
                                 served as Vice President, Finance and
                                 Controls of Perini Land and Development
                                 Company.  Previously, he served as
                                 Treasurer from August, 1984, and Director of Corporate Planning since May, 1982.
                                 He joined the Company in 1979 as Manager of Corporate Development.

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


                                   PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                     PERINI CORPORATION AND SUBSIDIARIES

(a)1. The following financial statements and supplementary financial information are filed as part of this report:
                                                                     Pages
         Financial Statements of the Registrant

         Consolidated Balance Sheets as of December 31, 1993 and     34 - 35
         1992

         Consolidated Statements of Operations for the three years   36
           ended December 31, 1993, 1992 and 1991

         Consolidated Statements of Stockholders' Equity for the     37
           three years ended December 31, 1993, 1992 and 1991

         Consolidated Statements of Cash Flows for the three years   38 - 39
         ended December 31, 1993, 1992 and 1991

         Notes to Consolidated Financial Statements                  40 - 54

         Report of Independent Public Accountants                    55

(a)2. The following financial statement schedules are filed as part of this report:

                                                                      Pages

         Report of Independent Public Accountants on Schedules        56

         Schedule II -- Amounts Receivable from Related Parties and   57
           Underwriters, Promoters and Employees other than Related
           Parties

         Schedule VIII -- Valuation and Qualifying Accounts and       58
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


(a)3.    Exhibits

         The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on pages 59 through 60. The Company will furnish a copy of any exhibit not included herewith to any holder of the Company's common and preferred stock upon request.

(b) During the quarter ended December 31, 1993, the Registrant made no filings on Form 8-K.


                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                 PERINI CORPORATION
                                 (Registrant)


Dated:  August 2, 1994           s/David B. Perini
                                 -----------------
                                 David B. Perini
                                 Chairman, President and
                                 Chief Executive Officer

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

             Signature                  Title              Date


(i)  Principal Executive
     Officer
     David B. Perini           Chairman, President
                               and Chief Executive
                               Officer
s/David B. Perini                                     August 2, 1994
- -----------------
David B. Perini

(ii) Principal Financial
     Officer
     John H. Schwarz           Executive Vice
                               President,
                               Finance &
                               Administration
s/John H. Schwarz                                     August 2, 1994
- -----------------
John H. Schwarz

(iii) Principal Accounting
      Officer
      Barry R. Blake           Vice President and
                               Controller
s/Barry R. Blake                                      August 2, 1994
- ----------------
Barry R. Blake
(iv)  Directors

       David B. Perini           )
       Joseph R. Perini          )By
       Richard J. Boushka        )
       Marshall M. Criser        )s/David B. Perini
       Thomas E. Dailey          )-----------------
       Albert A. Dorman          ) David B. Perini
       Arthur J. Fox, Jr.        )
       Nancy Hawthorne           )
       Marshall A. Jacobs        ) Attorney in Fact
       Robert M. Jenney          ) Dated:  August 1, 1994
       James M. Markert          )
       John J. McHale            )
       Jane E. Newman            )
       Bart W. Perini            )



Consolidated Balance Sheets
December 31, 1993 and 1992

(In thousands except per share data)

Assets
                                                                                           1993           1992
                                                                                           ----           ----

CURRENT ASSETS:
   Cash, including cash equivalents of $20,354 and $52,749 (Note 1)
                                                                                        $ 35,871       $ 79,563
   Accounts and notes receivable, including retainage of $45,084 and
     $48,748                                                                             123,009        123,189
   Unbilled work                                                                          14,924          8,878
   Construction joint ventures (Notes 1 and 2)                                            61,156         29,654
   Real estate inventory, at the lower of cost or market (Note 1)                         11,666          7,225
   Deferred income taxes (Notes 1 and 5)                                                   7,702            -
   Other current assets                                                                    3,274          3,505
                                                                                        --------       --------
     Total current assets                                                               $257,602       $252,014
                                                                                        --------       --------

 REAL ESTATE DEVELOPMENT INVESTMENTS:
   Land held for sale or development (including land development costs) at the lower of cost or market (Note 1)
                                                                                        $ 48,011       $ 46,943
   Investments in and advances to real estate joint ventures (Notes 1, 2
     and 11)                                                                             138,095        127,104
   Real estate properties used in operations, less accumulated
     depreciation of $3,638 and $3,181                                                    12,678         16,235
   Other                                                                                     -              636
                                                                                        --------       --------
     Total real estate development investments                                          $198,784       $190,918
                                                                                        --------       --------

 PROPERTY AND EQUIPMENT, at cost:
   Land                                                                                 $  1,451       $  1,307
   Buildings and improvements                                                             15,566         15,455
   Construction equipment                                                                 16,440         40,388
   Other equipment                                                                        11,625         11,624
                                                                                        --------       --------
                                                                                        $ 45,082       $ 68,774
   Less - Accumulated depreciation (Note 1)                                               28,986         44,233
                                                                                        --------       --------
     Total property and equipment, net                                                  $ 16,096       $ 24,541
                                                                                        --------       --------

 OTHER ASSETS:
   Other investments                                                                    $  2,188       $  1,473
   Goodwill (Note 1)                                                                       1,708          1,750
                                                                                        --------       --------
     Total other assets                                                                 $  3,896       $  3,223
                                                                                        --------       --------

                                                                                        $476,378       $470,696
                                                                                        ========       ========


The accompanying notes are an integral part of these financial statements.



Liabilities and Stockholders' Equity

                                                                                     1993           1992
                                                                                   --------       --------

 CURRENT LIABILITIES:
   Current maturities of long-term debt (Note 4)                                   $  7,617       $ 10,776
   Accounts payable, including retainage of $45,508 and $34,168                     136,231        134,750
   Deferred contract revenue                                                         25,867         25,768
   Accrued expenses                                                                  47,827         49,170
   Accrued income taxes (Notes 1 and 5)                                               3,183            522
                                                                                   --------       --------
     Total current liabilities                                                     $220,725       $220,986
                                                                                   --------       --------

 DEFERRED INCOME TAXES AND OTHER LIABILITIES (Notes 1 and 5)
                                                                                   $ 38,794       $ 30,830
                                                                                   --------       --------

 LONG-TERM DEBT, less current maturities included above (Note 4):
   Real estate development                                                         $ 11,382       $ 17,661
   Other                                                                             70,984         68,094
                                                                                   --------       --------
     Total long-term debt                                                          $ 82,366       $ 85,755
                                                                                   --------       --------

 MINORITY INTEREST (Note 1)                                                        $  3,350       $ 11,360
                                                                                   --------       --------

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



Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 1993, 1992 & 1991

(In thousands, except per share data)
                                                                             Cumulative      ESOT
                                Preferred   Common   Paid-In    Retained     Translation    Related     Treasury
                                Stock       Stock    Surplus    Earnings     Adjustment    Obligation   Stock

 Balance-December 31, 1990        $100      $4,985   $60,635    $100,610     $(3,080)      $(9,528)     $(17,040)

 Net income                         -          -         -         3,178         -             -             -

 Preferred stock-cash
 dividends declared ($21.25
 per share*)                        -          -         -        (2,125)        -             -             -

 Restricted stock awarded           -          -         (8)         -           -             -              80

 Translation adjustment             -          -         -           -            45           -             -

 Payments related to ESOT
 notes                              -          -         -           -           -             792           -

 Balance-December 31, 1991        $100      $4,985   $60,627    $101,663     $(3,035)      $(8,736)     $(16,960)

 Net Income (loss)                  -          -         -       (16,984)        -             -             -

 Preferred stock-cash
 dividends declared ($21.25
 per share*)                        -          -         -        (2,125)        -             -             -

 Treasury stock issued in
 partial payment of incentive
 compensation                       -          -        (606)        -           -             -           3,642

 Restricted stock awarded           -          -          (2)        -           -             -               9

 Translation adjustment             -          -         -           -        (1,661)          -             -

 Payments related to ESOT
 notes                              -          -         -           -           -             848           -

 Balance-December 31, 1992        $100      $4,985   $60,019    $ 82,554     $(4,696)      $(7,888)     $(13,309)

 Net income                         -          -         -         3,165         -             -             -

 Preferred stock-cash
 dividends declared ($21.25
 per share*)                        -          -         -        (2,125)        -             -             -

 Treasury stock issued in
 partial payment of incentive
 compensation                       -          -        (143)        -           -             -           2,872

 Restricted stock awarded           -          -          (1)        -           -             -               8

 Related to Sale of Majestic        -          -         -           -         4,696           -

 Payments related to ESOT
 notes                              -          -         -           -           -             906           -

 Balance-December 31, 1993        $100      $4,985   $59,875    $ 83,594     $   -         $(6,982)     $(10,429)

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

 Consolidated Statements of Cash Flows (Continued)
 For the years ended December 31, 1993, 1992 & 1991

 (In thousands)

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



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1993, 1992 & 1991

[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[a] Principles of Consolidation
The consolidated financial statements include the accounts of Perini Corporation, its subsidiaries and certain majority-owned real estate joint ventures (the "Company"). All subsidiaries are wholly-owned except Majestic Contractors Limited ("Majestic"), which was approximately 74%-owned and Perland Environmental Technologies, Inc., which is approximately 90%-owned. All significant intercompany transactions and balances have been eliminated in consolidation. Non-consolidated joint venture interests are accounted for on the equity method with the Company's share of revenues and costs in these interests included in "Revenues" and "Cost of Operations," respectively, in the accompanying consolidated statements of operations. All significant intercompany profits between the Company and its joint ventures have been eliminated in consolidation. Taxes are provided on joint venture results in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.

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

The gross profit recognized on sales of real estate is determined by relating the estimated total land, land development and construction costs of each development area to the estimated total sales value of the property in the development. Real estate investments are stated at the lower of cost, which includes applicable interest and real estate taxes during the development and construction phases, or market. The market or net realizable value of a development is determined by estimating the sales value of the development in the ordinary course of business less the estimated costs of completion (to the stage of completion assumed in determining the selling price), holding and disposal. Estimated sales values are forecast based on comparable local sales (where applicable), trends as foreseen by knowledgeable local commercial real estate brokers or others active in the business and/or project specific experience such as offers made directly to the Company relating to the property. If the net realizable value of a development is less than the cost of a development, a provision is made to reduce the carrying value of the development to net realizable value. These provisions (or writedowns to net realizable value) amounted to $31.4 million in 1992 and $2.8 million in 1991. At present, the Company believes its remaining real estate properties are carried at amounts at or below their net realizable values considering the expected timing of their disposal.

Interest expense incurred by the Company and capitalized during the development or construction phase amounted to $.2 million in 1993 and 1992, and $2.2 million in 1991.

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


 Construction Joint Ventures

 Financial position at December 31,                                  1993            1992             1991
                                                                   --------        ---------        ---------

   Current assets                                                  $241,905        $216,568         $177,388
   Property and equipment, net                                       17,228          18,203           10,434
   Current liabilities                                             (151,181)       (155,026)        (103,785)
                                                                   ---------       ---------        ---------
   Net assets                                                      $107,952        $ 79,745         $ 84,037
                                                                   =========       =========        =========

 Operations for the year ended December 31,
                                                                     1993            1992             1991
                                                                   ---------       ---------        ---------

   Revenue                                                         $626,327        $487,758         $419,772
   Cost of operations                                               574,383         445,494          381,508
                                                                   ---------       ---------        ---------
   Pretax income                                                   $ 51,944        $ 42,264         $ 38,264
                                                                   =========       =========        =========

 Company's share of joint ventures
   Revenue                                                         $293,547        $254,265         $207,458
   Cost of operations                                               272,137         231,564          184,996
                                                                   ---------       ---------        ---------
   Pretax income                                                   $ 21,410        $ 22,701         $ 22,462
                                                                   =========       =========        =========

   Equity                                                          $ 61,156        $ 29,654         $ 29,958
                                                                   =========       =========        =========

 Real Estate Joint Ventures

 Financial position at December 31,                                  1993            1992             1991
                                                                   ---------       ---------        ---------

   Property held for sale or development                           $ 35,855        $ 17,902         $ 50,822
   Investment properties, net                                       191,606         243,477          239,089
   Other assets                                                      61,060          59,688           51,664
   Long-term debt                                                  (103,090)       (151,538)        (168,937)
   Other liabilities*                                              (256,999)       (229,865)        (205,326)
                                                                   ---------       ---------        ---------
   Net assets (liabilities)                                        $(71,568)       $(60,336)        $(32,688)
                                                                   =========       =========        =========


 Operations for the year ended December 31,                          1993            1992             1991
                                                                   ---------       ---------        ---------

   Revenue                                                         $ 83,710        $ 64,776         $ 59,501
   Cost of operations                                               101,623          95,823           89,938
                                                                   ---------       ---------        ---------
   Pretax income (loss)                                            $(17,913)       $(31,047)        $(30,437)
                                                                   ---------       ---------        ---------

 Company's share of joint ventures
   Revenue                                                         $ 43,590        $ 27,118         $ 38,223
   Cost of operations                                                50,339          46,423           42,523
                                                                   ---------       ---------        ---------
   Pre-tax income (loss)                                           $ (6,749)       $(19,305)        $ (4,300)
                                                                   =========       =========        =========

   Equity **                                                       $(27,768)       $(23,542)        $ (4,889)
                                                                   =========       =========        =========

*      Included in "Other Liabilities" are advances from joint venture partners in the amount of $181.3 million in 1991, $209.0 million in 1992 and $239.4 million in 1993.  Of the total advances from joint venture partners, $127.1 million in 1991,
       $150.6 million in 1992 and $165.9 million in 1993 represented advances from the Company.

**     When the Company's equity in a real estate joint venture is combined with advances by the Company to that joint venture, each joint venture has a positive investment balance at December 31, 1993.



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

The (provision) credit for income taxes is comprised of the following (in thousands):

                                               Federal         Foreign          State        Total
                                               -------         -------          -----        -----

   1993
 Current                                       $(2,824)       $   -           $  (430)      $(3,254)
 Deferred                                       (1,808)           -               101        (1,707)
                                               --------       --------        --------      --------
                                               $(4,632)       $   -           $  (329)      $(4,961)
                                               ========       ========        ========      ========

   1992
 Current                                       $    -         $(5,486)        $  (325)      $(5,811)
 Deferred                                       13,236            814           1,131        15,181
                                               -------        --------        --------      --------
                                               $13,236        $(4,672)        $   806       $ 9,370
                                               =======        ========        ========      ========

   1991
 Current                                       $ 5,964        $(2,497)        $  (200)      $ 3,267
 Deferred                                       (5,325)           742              56        (4,527)
                                               --------       --------        --------      --------
                                               $   639        $(1,755)        $  (144)      $(1,260)
                                               ========       ========        ========      ========

 The domestic and foreign components of income (loss) before income taxes are as follows (in thousands):

                                                                U.S.          Foreign         Total
                                                              --------        -------       --------

 1993                                                         $  8,126        $   -         $  8,126

 1992                                                         $(42,238)       $15,884       $(26,354)

 1991                                                         $    328        $ 4,110       $  4,438



 The table below reconciles the difference between the statutory federal income tax rate and the effective rate provided in the statements of operations.

                                                              1993            1992          1991
                                                              ----            ----          ----

 Statutory federal income tax rate                             34%            (34)%          34%
 Foreign taxes                                                  -              (1)            3
 State income taxes, net of federal
   tax benefit                                                  2              (1)            -

 Reversal of tax valuation reserves no
 longer required                                                -               -           (10)
 Sale of Canadian subsidiary                                   24               -             -
 Other                                                          1               -             1
                                                              ----            -----         ----
                                                               61%            (36)%          28%
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

At December 31, 1993, the Company has unused tax credits and net operating loss carryforwards for income tax reporting purposes which expire as follows (in thousands):

                Unused Investment        Foreign           Net Operating Loss
                   Tax Credits         Tax Credits           Carryforwards
                -----------------      -----------         -----------------

 1994-1998            $   32              $1,352                 $   -
 1999-2002               935                 -                       -
 2003-2006             3,071                 -                     2,700
                      ------              ------                 -------
                      $4,038              $1,352                 $ 2,700
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

                                                                          1993          1992           1991
                                                                         ------        ------         ------

 Service cost - benefits earned during the period                        $1,000        $  896         $  949
 Interest cost on projected benefit obligation                            2,862         2,314          2,456
 Return on plan assets:
   Actual                                                                (4,002)       (1,220)        (5,143)
   Deferred                                                               1,309        (1,043)         2,895
 Other                                                                       19            19             18
                                                                         ------        -------        -------
 Net pension cost                                                        $1,188        $  966         $1,175
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


* Rates were changed effective December 31, 1993 and resulted in a net increase of $3.1 million in the projected benefit obligation referred to below.

The Company's plan has assets in excess of accumulated benefit obligation. Plan assets generally include equity and fixed income funds. The status of the Company's employee pension benefit plan is summarized below (in thousands):

                                                                                  December 31,
                                                                             -------------------------
                                                                              1993              1992
                                                                             ------            -------

 Assets available for benefits:
   Funded plan assets at fair value                                          $32,795           $30,305
   Accrued pension expense                                                     3,780             2,592
                                                                             -------           -------
 Total assets                                                                $36,575           $32,897
                                                                             -------           -------

 Actuarial present value of benefit obligations:
   Accumulated benefit obligations, including
     vested benefits of $31,837 and $26,790                                  $32,463           $27,243
   Effect of future salary increases                                           6,468             6,229
                                                                             -------           -------
 Projected benefit obligations                                               $38,931           $33,472
                                                                             -------           -------

 Assets available less than projected benefits                               $ 2,356           $   575
                                                                             =======           =======

 Consisting of:
   Unamortized net liability existing at date of adopting SFAS
     No. 87                                                                  $    41           $    47
   Unrecognized net loss                                                       2,260               460
   Unrecognized prior service cost                                                55                68
                                                                             -------           -------
                                                                             $ 2,356           $   575
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

In connection with a real estate development joint venture known as Rincon Center, the Company's wholly-owned real estate subsidiary has guaranteed the payment of interest on both mortgage and bond financing covering a project with loans totaling $62 million; has issued a secured letter of credit to collateralize $4.5 million of these borrowings; has guaranteed amortization payments up to $10.4 million on these borrowings; and has guaranteed a master lease under a sale operating lease-back transaction. In calculating the potential obligation under the master lease guarantee, the Company has an agreement with its lenders which employs a 10% discount rate and no increases in future rental rates beyond current lease terms. Based on these assumptions, management believes its additional future obligation will not exceed $2.6 million. The Company has also guaranteed $5.0 million of the subsidiary's $10.4 million amortization guaranty and any obligation under the master lease during the next five years. As part of the sale operating lease-back transaction, the joint venture, in which the Company's real estate subsidiary is a 46% general partner, agreed to obtain a financial commitment on behalf of the lessor to replace at least $43 million of long-term financing by July 1, 1993. To satisfy this obligation, the partnership successfully extended existing financing to July 1, 1998. To complete the extension, the partnership had to advance funds sufficient to reduce the financing from $46.5 million to $40.5 million. In addition, as part of the obligations of the extension, the partnership will have to further amortize the debt from its current $40.5 million to $33 million over the next five years. If by January 1, 1998, the joint venture has not received a further extension or new commitment for financing on the property for at least $33 million, the lessor will have the right under the lease to require the joint venture to purchase the property for $18.8 million in excess of the debt.

In 1993, the joint venture also extended $29 million of the $62 million financing mentioned above through October 1, 1998. This extension required a $.6 million up front paydown and also requires the joint venture to amortize up to $13 million of the principal over the next five years. Under certain conditions, the amortization could be as low as $9 million. It is expected that some but not all of the amortization requirements will be generated by the project's operations. The Company is obligated to fund any of the following loan amortization and/or lease payments at Rincon in the event sufficient funds are not generated by the property or contributed to by its partners: $4,226,000 in 1994; $4,948,000 in 1995; $5,531,000 in 1996; and
$5,886,000 in 1997. Based on current Company forecasts, it is expected the maximum exposure to service these commitments in each of the years through 1997 is as follows: $1,200,000 in 1994; $1,800,000 in 1995; $2,200,000 in
1996; and $1,200,000 in 1997.

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

In connection with a second real estate development joint venture known as the Resort at Squaw Creek, the Company's wholly-owned real estate subsidiary has guaranteed the payment of interest on mortgage financing with a total bank loan value currently estimated at $48 million; has guaranteed $10 million of loan principal; has posted a letter of credit for $1.6 million as its part of credit support required to extend the maturity of the $48 million loan to May, 1995, which letter of credit is guaranteed by both the Company and its subsidiary; and has guaranteed leases which aggregate $2 million on a present value basis as discounted at 10%. It also has an obligation through the year 2001 to cover approximately a $2 million per year preferred return at the Resort if the funds are not generated from hotel operations. Although results have shown improvement since the Resort opened in late 1990, it is not expected that hotel operations will contribute to the obligation during 1994. Although the results of the hotel's operations can be somewhat weather dependent, management believes that operations should contribute increasing amounts toward the coverage of the preferred return over the next three to four years and will at some point during that period, fully cover it.

In connection with a third real estate development joint venture known as The Oaks, the Company's wholly-owned real estate subsidiary has guaranteed 50% of the outstanding loan, up to a maximum of $12.5 million of principal of the loan, of which $5.6 million represents the subsidiary's share of the amount outstanding at December 31, 1993.

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

                                                                                1992 by Quarter
                                                                 ---------------------------------------------------
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


[14]  BUSINESS SEGMENTS AND FOREIGN OPERATIONS

The Company is currently engaged in the construction and real estate development businesses. The following tables set forth certain business and geographic segment information relating to the Company's operations for the three years ended December 31, 1993 (in thousands):


 Business Segments
                                                                                           Revenues
                                                               1993               1992              1991
                                                            ----------         ----------         --------

 Construction                                               $1,030,341         $1,023,274         $919,641
 Real Estate                                                    69,775             47,578           72,267
                                                            ----------         ----------         --------
                                                            $1,100,116         $1,070,852         $991,908
                                                            ==========         ==========         ========


                                                                   Income (Loss) From Operations
                                                               1993               1992              1991
                                                            ----------         ----------         ---------

 Construction                                               $   15,164         $   34,387         $ 24,938
 Real Estate                                                       240            (47,206)          (7,239)

 Corporate                                                      (6,830)            (6,320)          (5,375)
                                                            -----------        -----------        ---------
                                                            $    8,574         $  (19,139)        $ 12,324
                                                            ===========        ===========        =========


                                                                              Assets
                                                               1993               1992              1991
                                                            ----------         ----------         --------

 Construction                                               $  219,604         $  214,089         $198,971
 Real Estate                                                   218,715            204,713          252,870
 Corporate*                                                     38,059             51,894           46,733
                                                            ----------         ----------         --------
                                                            $  476,378         $  470,696         $498,574
                                                            ==========         ==========         ========






                                                                        Capital Expenditures
                                                               1993               1992              1991
                                                            ----------         ----------         --------

 Construction                                               $    4,387         $    4,042         $  6,599
 Real Estate                                                    23,590             29,131           44,207
                                                            ----------         ----------         --------
                                                            $   27,977         $   33,173         $ 50,806
                                                            ==========         ==========         ========


                                                                            Depreciation
                                                               1993               1992              1991
                                                            ----------         ----------         --------

 Construction                                               $    2,552         $    5,489         $  6,342
 Real Estate                                                       963                808              848
                                                            ----------         ----------         --------
                                                            $    3,515         $    6,297         $  7,190
                                                            ==========         ==========         ========

 Geographic Segments
                                                                              Revenues
                                                               1993               1992              1991
                                                            ----------         ----------         --------

 United States                                              $1,064,380         $  909,358         $859,398
 Canada                                                          -                107,709          109,764
 Other Foreign                                                  35,736             53,785           22,746
                                                            ----------         ----------         --------
                                                            $1,100,116         $1,070,852         $991,908
                                                            ==========         ==========         ========


                                                                   Income (Loss) From Operations
                                                               1993               1992              1991
                                                            ----------         -----------        --------

 United States                                              $   17,249         $  (28,994)        $ 13,478
 Canada                                                          -                 12,812            4,218
 Other Foreign                                                  (1,845)             3,363                3
 Corporate                                                      (6,830)            (6,320)          (5,375)
                                                            -----------        -----------        ---------

                                                            $    8,574         $  (19,139)        $ 12,324
                                                            ===========        ===========        =========


                                                                              Assets
                                                               1993               1992              1991
                                                            ----------         ----------         ---------

 United States                                              $  433,488         $  365,997         $408,797
 Canada                                                          -                 46,089           40,895
 Other Foreign                                                   4,831              6,716            2,149
 Corporate*                                                     38,059             51,894           46,733
                                                            ----------         ----------         --------
                                                            $  476,378         $  470,696         $498,574
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

ARTHUR ANDERSEN & CO.



Boston, Massachusetts
February 11, 1994

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


To the Stockholders of Perini Corporation:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K/A, and have issued our report thereon dated February 11, 1994. Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplemental schedules listed in the accompanying index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN & CO.



Boston, Massachusetts
February 11, 1994


                                                         SCHEDULE II

                                                PERINI CORPORATION AND SUBSIDIARIES
                                            AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
                                 UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                                       FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                     (IN THOUSANDS OF DOLLARS)


                              Balance                            Deductions                   Balance at
                                at                         ----------------------            End of Period
                             Beginning                      Amounts     Amounts                       Not
 Name of Debtor              of Period      Additions      Collected  Written-Off           Current Current
 --------------              ---------      ---------      ---------  -----------           ------- -------

 1993
 Pacific Gateway
   Properties, Inc.            $302           $ -            $250             $ -            $ 52        $ -
                               ====           ====           ====             ====           ====        ====

 1992
 Pacific Gateway
   Properties, Inc.            $441           $ -            $139             $ -            $302        $ -
   (1)                         ====           ====           ====             ====           ====        ====

 1991
 Perini Investment
   Properties, Inc.            $259           $182           $ -              $ -            $441        $ -
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


                                                                    Additions
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

 Year Ended December 31, 1991
 ----------------------------
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

                  Filed herewith

    Exhibit 24.   Power of Attorney

                  Filed herewith



                                                      EXHIBIT 22
                              PERINI CORPORATION
                        SUBSIDIARIES OF THE REGISTRANT

                                                                                        Percentage of
                                                                                         Interest or
                                                                Place                      Voting
                   Name                                    of Organization             Securities Owned
                   ----                                    ---------------             ----------------

 Perini Corporation                                        Massachusetts
   Perini Building Company, Inc.                           Arizona                           100%
     (Formerly Mardian Construction
     Company)
   R.E. Dailey & Co.                                       Michigan                          100%
   Pioneer Construction, Inc.                              West Virginia                     100%
   Perland Environmental                                   Delaware                           90.5%
     Technologies, Inc.
   International Construction Management                   Delaware                          100%
     Services, Inc.
     Percon Constructors, Inc.                             Delaware                          100%
   Perini International Corporation                        Massachusetts                     100%
   Perini Land & Development Company                       Delaware                          100%
     Paramount Development                                 Massachusetts                     100%
       Associates, Inc.
       I-10 Industrial Park Developers                     Arizona General                    80%
                                                             Partnership
       Ring Mountain Associates                            California General                 50%
                                                             Partnership
     Perini Resorts, Inc.                                  California                        100%
       Glenco-Perini - HCV Partners                        California Limited                 45%
                                                             Partnership
         Squaw Creek Associates                            California General                 40%
                                                             Partnership
     Perland Realty Associates, Inc.                       Florida                           100%
     Perini Lake Tahoe Properties, Inc.                    California                        100%
     Golden Gateway North                                  California Limited                 58%
                                                             Partnership
     Rincon Center Associates                              California Limited                 46%
                                                             Partnership
     International Towers Development Co.                  California General                 49.5%
                                                             Partnership
     Perini Central Limited Partnership                    Arizona Limited                    75%
                                                             Partnership
     Phoenix Associates Land Venture                       Arizona General                    50%
                                                             Partnership
     Perini/138 Joint Venture                              Georgia General                    49%
                                                             Partnership
     Garden Lakes Apartments Joint                         Georgia General                    49.5%
       Venture                                               Partnership
     Perini/RSEA Partnership                               Georgia General                    50%
                                                             Partnership


                                                           EXHIBIT 23


                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


    As independent public accountants, we hereby consent to the use of our reports, dated February 11, 1994, included in Perini Corporation's Annual Report on this Form 10-K/A for the year ended December 31, 1993, and into the Company's previously filed Registration Statements No. 2-82117, 33-24646, 33-

46961, 33-53190, 33-53192, 33-60654, 33-70206 and 33-52967.

ARTHUR ANDERSEN & CO.



Boston, Massachusetts
August 2, 1994
                                                           EXHIBIT 24


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