Form 10-K/A
period 1993-12-31
PERINI CORP
filed 1994-08-08
CIK 77543

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

   A summary of revenues by product line for the three years ended December 31, 1993 is as follows:

                                     Revenues (in thousands)
                                      Year Ended December 31,
                               1993        1992         1991

 Construction:
   Building                    $  736,116  $  620,628   $  507,399

   Heavy                          294,225     288,158      288,686

   Pipeline                           -       100,929       69,470
   Engineering Services               -        13,559       54,086
                               ----------  ----------   ----------

     Total Construction                                 $  919,641
 Revenues                      $1,030,341  $1,023,274   ----------
                               ----------  ----------
                                      Revenues (in thousands)
                                      Year Ended December 31,

                               1993        1992         1991

 Real Estate:
   Sales of Real Estate        $   40,053  $   12,636   $   41,548

   Building Rentals                19,313      24,208       17,866

   Interest Income                  6,110       6,452        9,000

   All Other                        4,299       4,282        3,853
                               ----------  ----------   ----------
     Total Real Estate         $   69,775  $   47,578   $   72,267
 Revenues                      ----------  ----------   ----------



       Total Revenues          $1,100,116  $1,070,852   $  991,908
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

                       1993               1992               1991
 Northeast      $  552,035    45%  $  451,746    39%  $  460,482    37%

 Mid-Atlantic       34,695     3       34,840     3       92,130     8

 Southeast          34,980     3       53,971     5        8,847     1
 Midwest           143,961    12      211,649    18      129,103    11

 Southwest         314,058    25      256,973    22       91,897     7
 West              143,251    11      123,384    10      274,657    22

 Canada              -         -          711     -       90,152     7

 Other Foreign      15,161     1       36,279     3       86,690     7
                ----------   ----  ----------   ----  ----------   ----
   Total        $1,238,141   100%  $1,169,553   100%  $1,233,958   100%
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


ITEM 2.                          PROPERTIES

    Properties applicable to the Company's real estate development activities are described in detail by geographic area in Item 1. Business on pages 9 through 18. All other properties used in operations are summarized below:

                                                       Approximate
                       Owned or Leased Approximate   Square Feet of
 Principal Offices        by Perini       Acres       Office Space
 -----------------     --------------- -----------   --------------

 Framingham, MA             Owned            9              110,000
 Phoenix, AZ                Owned            1               22,000

 Southfield, MI             Leased           -               13,900

 San Francisco, CA          Leased           -               11,000
 Hawthorne, NY              Leased           -                8,800

 Burlington, MA             Leased           -               10,300
 West Palm Beach, FL        Leased           -                5,000

 Pasadena, CA               Leased           -                4,000

 Las Vegas, NV              Leased           -                3,000
 Atlanta, GA                Leased           -                1,700

 Chicago, IL                Leased           -               14,700
 Philadelphia, PA           Leased           -                2,100
                                            --              -------

                                            10              206,500
                                            ==              =======

 Principal Permanent Storage Yards
 Bow, NH                    Owned           70

 Framingham, MA             Owned            6
 E. Boston, MA              Owned            4

 Las Vegas, NV              Leased           2

 Novi, MI                   Leased           3
                                            --
                                            85
                                            ==

The Company's properties are generally well maintained and in good condition.


ITEM 3.  LEGAL PROCEEDINGS

- - -   On July 30, 1993, the U.S. District Court (D.C.) upheld the Contracting
    Officer's terminations for default, both dated May 11, 1990, on two adjacent contracts for subway construction between Mergentime-Perini
    (two joint ventures) and the Washington Metropolitan Area Transit
    Authority ("WMATA") and found the Mergentime Corporation, Perini Corporation and the Insurance Company of North America, the surety, jointly and severally liable to WMATA for damages in the amount of $16.5 million, consisting primarily of excess reprocurement costs. The court deferred ruling on the net value of the joint ventures' major claims against WMATA. Any such amounts awarded to the joint ventures could serve to offset the above damages award. Originally Mergentime
    Corporation was the sponsor and manager of both joint ventures with a 60% interest in each. Perini held the remaining 40%. The contracts were awarded in 1985 and 1986 but in 1987, Perini and Mergentime entered into an agreement whereby Perini withdrew from the joint ventures, but remained obligated to WMATA under the contracts. At that point, Mergentime assumed full control over the performance of both projects. After the termination of the joint ventures' contracts in May of 1990, Perini Corporation, acting independently, was awarded a separate contract by WMATA to finish these projects, both of which were successfully completed on schedule.

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

        None.


                                   PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

        The Company's common stock is traded on the American Stock Exchange under the symbol "PCR". The quarterly market price ranges (high-low) for 1993 and 1992 are summarized below:
                                            1993             1992
 Market Price Range per Common Share:   ------------     ------------
                                        High     Low     High     Low
                                        ----     ---     ----     ---
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

        Listed below are the names, offices held, ages and business experience of all executive officers of the Company.


                                 Year First Elected To Present
Name, Offices Held and Age       Office and Business Experience
- - --------------------------       ------------------------------

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

James M. Markert, Director,      He has served in his
Sr. Vice President, Finance and  present capacity since June, 1984, which
Administration - 60              entails overall
                                 responsibility for the Company's
                                 financial and administrative matters.
                                 Previously, he was Treasurer of Fluor
                                 Corporation since 1980.

John H. Schwarz, Chief Exec.     He has served in his present capacity
Officer of Perini Land and       since April, 1992, which entails overall
Development Company - 55         responsibility for the Company's real
                                 estate operations.  Prior to that, he
                                 served as Vice President, Finance and
                                 Controls of Perini Land and Development
                                 Company.  Previously, he served as
                                 Treasurer from August, 1984, and Director of Corporate Planning since May, 1982.
                                 He joined the Company in 1979 as Manager of Corporate Development.

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

_____________________________________________________________________________

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

             Signature                  Title              Date


(i)  Principal Executive
     Officer
     David B. Perini           Chairman, President
                               and Chief Executive
                               Officer
s/David B. Perini                                     August 2, 1994
- - -----------------
David B. Perini

(ii) Principal Financial
     Officer
     John H. Schwarz           Executive Vice
                               President,
                               Finance &
                               Administration
s/John H. Schwarz                                     August 2, 1994
- - -----------------
John H. Schwarz

(iii) Principal Accounting
      Officer

      Barry R. Blake           Vice President and
                               Controller
s/Barry R. Blake                                      August 2, 1994
- - ----------------
Barry R. Blake
(iv)  Directors

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

 CONTINGENCIES AND COMMITMENTS (Note 11)

 STOCKHOLDERS' EQUITY (Notes 1, 7, 8, 9 and 10):
   Preferred stock, $1 par value -
     Authorized - 1,000,000 shares
     Issued and outstanding - 100,000 shares
       ($25,000 aggregate liquidation preference)        $    100   $    100
   Series A junior participating preferred stock,
     $1 par value -
     Authorized - 200,000
     Issued - none
   Common stock, $1 par value -
     Authorized - 7,500,000 shares
     Issued - 4,985,160 shares                              4,985      4,985
   Paid-in surplus                                         59,875     60,019
   Retained earnings                                       83,594     82,554

   Cumulative translation adjustment                          -       (4,696)
   ESOT related obligations                                (6,982)    (7,888)
                                                           -------  ---------
                                                         $141,572   $135,074

   Less - Common stock in treasury, at cost - 654,353
     shares and 835,036 shares                             10,429     13,309
                                                         --------   --------
     Total stockholders' equity                          $131,143   $121,765
                                                         --------   --------

                                                         $476,378   $470,696
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

 Construction Joint Ventures

 Financial position at December 31,      1993       1992       1991
                                       --------   ---------  ---------

   Current assets                      $241,905   $216,568   $177,388
   Property and equipment, net           17,228     18,203     10,434
   Current liabilities                 (151,181)  (155,026)  (103,785)
                                       ---------  ---------  ---------
   Net assets                          $107,952   $ 79,745   $ 84,037
                                       =========  =========  =========

 Operations for the year ended
   December 31,                          1993       1992       1991
                                       ---------  ---------  ---------

   Revenue                             $626,327   $487,758   $419,772
   Cost of operations                   574,383    445,494    381,508
                                       ---------  ---------  ---------
   Pretax income                       $ 51,944   $ 42,264   $ 38,264
                                       =========  =========  =========

 Company's share of joint ventures
   Revenue                             $293,547   $254,265   $207,458
   Cost of operations                   272,137    231,564    184,996
                                       ---------  ---------  ---------
   Pretax income                       $ 21,410   $ 22,701   $ 22,462
                                       =========  =========  =========

   Equity                              $ 61,156   $ 29,654   $ 29,958
                                       =========  =========  =========

 Real Estate Joint Ventures

 Financial position at December 31,      1993       1992       1991
                                       ---------  ---------  ---------

   Property held for sale or
     development                       $ 35,855   $ 17,902   $ 50,822
   Investment properties, net           191,606    243,477    239,089
   Other assets                          61,060     59,688     51,664
   Long-term debt                      (103,090)  (151,538)  (168,937)
   Other liabilities*                  (256,999)  (229,865)  (205,326)
                                       ---------  ---------  ---------
   Net assets (liabilities)            $(71,568)  $(60,336)  $(32,688)
                                       =========  =========  =========


 Operations for the year ended           1993       1992       1991
    December 31,                       ---------  ---------  ---------

   Revenue                             $ 83,710   $ 64,776   $ 59,501
   Cost of operations                   101,623     95,823     89,938
                                       ---------  ---------  ---------

   Pretax income (loss)                $(17,913)  $(31,047)  $(30,437)
                                       ---------  ---------  ---------

 Company's share of joint ventures
   Revenue                             $ 43,590   $ 27,118   $ 38,223
   Cost of operations                    50,339     46,423     42,523
                                       ---------  ---------  ---------
   Pre-tax income (loss)               $ (6,749)  $(19,305)  $ (4,300)
                                       =========  =========  =========

   Equity **                           $(27,768)  $(23,542)  $ (4,889)
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

                                                 December 31,
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

[13]  UNAUDITED QUARTERLY FINANCIAL DATA

The following table sets forth unaudited quarterly financial data for the years ended December 31, 1993 and 1992 (in thousands except per share amounts):
                                               1993 by Quarter
                                    1st        2nd        3rd       4th
                                  --------   --------   --------  --------

  Revenues                        $258,043   $348,004   $274,795  $219,274

  Net income                      $    745   $    965   $    679  $    776

  Earnings per common share       $    .05   $    .10   $    .04  $    .05

                                               1992 by Quarter
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

ARTHUR ANDERSEN & CO.



Boston, Massachusetts
February 11, 1994



                                                         SCHEDULE II

                     PERINI CORPORATION AND SUBSIDIARIES
                 AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
       UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                          (IN THOUSANDS OF DOLLARS)


                   Balance                  Deductions         Balance at
                     at               ----------------------  End of Period
                  Beginning            Amounts     Amounts             Not
Name of Debtor    of Period Additions Collected  Written-Off Current Current
- - --------------    --------- --------- ---------  ----------- ------- -------

1993
Pacific Gateway
Properties, Inc.    $302      $ -       $250          $ -     $ 52     $ -
                    ====      ====      ====          ====    ====     ====

1992
Pacific Gateway
Properties, Inc.    $441      $ -       $139          $ -     $302     $ -
  (1)               ====      ====      ====          ====    ====     ====

1991
Perini
Investment          $259      $182      $ -           $ -     $441     $ -
Properties, Inc.    ====      ====      ====          ====    ====     ====

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


                                          Additions
                       Balance at   Charged    Charged to Deductions  Balance
                       Beginning    to Costs     Other       from     at End
Description             of Year    & Expenses   Accounts   Reserves   of Year
- - -----------            ----------  ----------  ---------- ----------  -------

Year Ended
December 31, 1993
- - -----------------
Reserve for doubtful
  accounts              $   351     $   -          $ -    $  -        $   351
                        =======     =======        ====   ======      =======

Reserve for
  depreciation on
  real estate
  properties used
  in operations         $ 3,181     $   920        $ -    $  464 (3)  $ 3,637
                        =======     =======        ====   ======      =======

Reserve for real
  estate investments    $29,968     $   -          $ -    $9,130 (2)  $20,838
                        =======     =======        ====   ======      =======

Year Ended
December 31, 1992
- - -----------------
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
                        =======     =======        ====   ======      =======

Year Ended
December 31, 1991
- - -----------------
Reserve for doubtful    $   967     $   -          $ -    $  225 (1)  $   742
  accounts              =======     =======        ====   ======      =======

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

    10.3 Perini Corporation Amended and Restated Construction Business Unit Incentive Compensation Plan - Exhibit 10.3 to 1991 Form 10K, as filed.

    Exhibit 22.   Subsidiaries of Perini Corporation

                  Filed herewith


    Exhibit 23.   Consent of Independent Public Accountants

                  Filed herewith


    Exhibit 24.   Power of Attorney

                  Filed herewith

                                                      EXHIBIT 22
                              PERINI CORPORATION
                        SUBSIDIARIES OF THE REGISTRANT
                                                    Percentage of
                                                     Interest or
                                        Place          Voting
                  Name             of Organization Securities Owned
                  ----             --------------- ----------------

Perini Corporation                 Massachusetts
  Perini Building Company, Inc.    Arizona               100%
    (Formerly Mardian
    Construction Company)
  R.E. Dailey & Co.                Michigan              100%
  Pioneer Construction, Inc.       West Virginia         100%
  Perland Environmental            Delaware               90.5%
    Technologies, Inc.
  International Construction       Delaware              100%
    Management Services, Inc.
    Percon Constructors, Inc.      Delaware              100%
  Perini International             Massachusetts         100%
    Corporation
  Perini Land & Development        Delaware              100%
    Company
    Paramount Development          Massachusetts         100%
      Associates, Inc.
      I-10 Industrial Park         Arizona General        80%
        Developers                   Partnership
      Ring Mountain Associates     California             50%
                                   General
                                     Partnership
    Perini Resorts, Inc.           California            100%
      Glenco-Perini - HCV          California             45%
        Partners                   Limited
                                     Partnership
        Squaw Creek Associates     California             40%
                                   General
                                     Partnership
    Perland Realty Associates,     Florida               100%
      Inc.
    Perini Lake Tahoe Properties,  California            100%
      Inc.
    Golden Gateway North           California             58%
                                   Limited
                                     Partnership
    Rincon Center Associates       California             46%
                                   Limited
                                     Partnership
    International Towers           California             49.5%
      Development Co.              General
                                     Partnership
    Perini Central Limited         Arizona Limited        75%
      Partnership                    Partnership
    Phoenix Associates Land        Arizona General        50%
      Venture                        Partnership
    Perini/138 Joint Venture       Georgia General        49%
                                     Partnership

    Garden Lakes Apartments Joint  Georgia General        49.5%
                                     Partnership
      Venture
    Perini/RSEA Partnership        Georgia General        50%
                                     Partnership

                                                           EXHIBIT 23


                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


    As independent public accountants, we hereby consent to the use of our reports, dated February 11, 1994, included in Perini Corporation's Annual Report on this Form 10-K/A for the year ended December 31, 1993, and into the Company's previously filed Registration Statements No. 2-82117, 33-24646, 33-46961, 33-53190, 33-53192, 33-60654, 33-70206 and 33-52967.

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

    WITNESS our hands and common seal on the date set forth below.

s/David B. Perini                    Director      March 24, 1994
- - -----------------                    ----------------------------
David B. Perini                                    Date

s/Joseph R. Perini                   Director      March 24, 1994
- - ------------------                   ----------------------------
Joseph R. Perini                                   Date

s/Richard J. Boushka                 Director      March 24, 1994
- - --------------------                 ----------------------------
Richard J. Boushka                                 Date

s/Marshall M. Criser                 Director      March 24, 1994
- - --------------------                 ----------------------------
Marshall M. Criser                                 Date

s/Thomas E. Dailey                   Director      March 24, 1994
- - ------------------                   ----------------------------
Thomas E. Dailey                                   Date
s/Albert A. Dorman                   Director      March 24, 1994
- - ------------------                   ----------------------------
Albert A. Dorman                                   Date

s/Arthur J. Fox, Jr.                 Director      March 24, 1994
- - --------------------                 ----------------------------
Arthur J. Fox, Jr.                                 Date

s/Nancy Hawthorne                    Director      March 24, 1994
- - -----------------                    ----------------------------
Nancy Hawthorne                                    Date

s/Marshall A. Jacobs                 Director      March 24, 1994
- - --------------------                 ----------------------------
Marshall A. Jacobs                                 Date

s/Robert M. Jenney                   Director      March 24, 1994
- - ------------------                   ----------------------------
Robert M. Jenney                                   Date

s/James M. Markert                   Director      March 24, 1994
- - ------------------                   ----------------------------
James M. Markert                                   Date
s/John J. McHale                     Director      March 24, 1994
- - ----------------                     ----------------------------
John J. McHale                                     Date

s/Jane E. Newman                     Director      March 24, 1994
- - ----------------                     ----------------------------
Jane E. Newman                                     Date

s/Bart W. Perini                     Director      March 24, 1994
- - ----------------                     ----------------------------
Bart W. Perini                                     Date