Form 10-Q
period 1994-06-30
PERINI CORP
filed 1994-08-12
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


           (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1994


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


Yes   X     No

Number of shares of common stock of registrant outstanding at August 10, 1994: 4,373,475


                      PERINI CORPORATION & SUBSIDIARIES

                                    INDEX

                                                          Page Number


 Part I. -  Financial Information:

 Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets -              3
          June 30, 1994 and December 31, 1993
          Consolidated Condensed Statements of                 4
          Operations - Three Months and Six Months ended
          June 30, 1994 and 1993

          Consolidated Condensed Statements of Cash          5-6
          Flows - Six Months ended June 30, 1994 and
          1993

          Notes to Consolidated Condensed Financial          7-8
          Statements

 Item 2.  Management's Discussion and Analysis of the        9-12
          Consolidated Financial Condition and Results of Operations


 Part II. - Other Information:

 Item 1.  Legal Proceedings                                    12

 Item 2.  Changes in Securities                                12

 Item 3.  Defaults Upon Senior Securities                      12

 Item 4.  Submission of Matters to a Vote of Security          12
          Holders

 Item 5.  Other Information                                    12

 Item 6.  Exhibits and Reports on Form 8-K                     12

 Signatures                                                    13


                     PERINI CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                     JUNE 30, 1994 AND DECEMBER 31, 1993
                                (In Thousands)

                                ASSETS
                                                 JUNE 30,   DEC. 31,
                                                   1994       1993

 Cash                                            $ 12,001   $ 35,871

 Accounts and Notes Receivable                    121,174    123,009

 Unbilled Work                                     15,583     14,924

 Construction Joint Ventures                       63,154     61,156

 Deferred Income Taxes                              7,702      7,702

 Other Current Assets                              16,753     14,940
                                                 --------   --------
      Total Current Assets                       $236,367   $257,602
                                                 --------   --------

 Land Held for Sale or Development               $ 40,958   $ 48,011

 Investments in and Advances to Real Estate
 Joint Ventures                                   142,658    138,095

 Real Estate Properties Used in Operations         10,141     12,678

 Long-Term Portion of Notes Receivable              5,000       -
                                                 --------   --------
      Total Real Estate Development Investments  $198,757   $198,784
                                                 --------   --------

 Other Assets                                    $  3,771   $  3,896
                                                 --------   --------

 Property and Equipment, less Accumulated
 Depreciation of $29,796 - 1994 and $28,986 -
 1993                                            $ 15,828   $ 16,096
                                                 --------   --------

                                                 $454,723   $476,378
                                                 ========   ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

 Notes Payable - Bank                            $  3,000   $   -

 Current Maturities of Long-Term Debt               4,335      7,617

 Accounts Payable                                 117,039    136,231

 Deferred Contract Revenue                         33,157     25,867

 Accrued Expenses                                  55,524     47,827

 Accrued Income Taxes                                 321      3,183
                                                 --------   --------
      Total Current Liabilities                  $213,376   $220,725
                                                 --------   --------

 Deferred Income Taxes and Other Liabilities     $ 29,839   $ 38,794
                                                 --------   --------

 Long-Term Debt, including real estate
 development debt of $7,405 - 1994 and $11,382
 - 1993                                          $ 79,437   $ 82,366
                                                 --------   --------

 Minority Interest                               $  3,302   $  3,350
                                                 --------   --------

 Stockholders' Equity:
      Preferred Stock                            $    100   $    100

      Series A Junior Participating Preferred
      Stock                                           -          -

      Common Stock                                  4,985      4,985

      Paid-In Surplus                              59,740     59,875

      Retained Earnings                            80,675     83,594

      ESOT Related Obligations                     (6,982)    (6,982)
                                                 ---------  --------
                                                 $138,518   $141,572

      Less - Treasury Stock                        (9,749)   (10,429)
                                                 --------   --------

        Total Stockholders' Equity               $128,769   $131,143
                                                 --------   --------

                                                 $454,723   $476,378
                                                 ========   ========

  The accompanying notes are an integral part of these financial statements.



                     PERINI CORPORATION AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In Thousands, Except Per Share Data)


                                     THREE MONTHS            SIX MONTHS
                                    ENDED JUNE 30,         ENDED JUNE 30,

                                   1994       1993       1994       1993

 REVENUES FROM OPERATIONS:

   Construction                  $227,759   $317,177   $381,950   $561,664

   Real Estate                     15,346     30,827     35,546     44,383
                                 --------   --------   --------   --------
     TOTAL REVENUES FROM
       OPERATIONS                $243,105   $348,004   $417,496   $606,047
                                 --------   --------   --------   --------


 COST AND EXPENSES:

   Cost of Operations            $235,648   $334,063   $397,263   $581,101

   General, Administrative and
     Selling Expenses              10,399     10,862     20,209     19,889
                                 --------   --------   --------   --------

                                 $246,047   $344,925    417,472   $600,990
                                 --------   --------   --------   --------

 INCOME (LOSS) FROM OPERATIONS   $ (2,942)  $  3,079   $     24   $  5,057
                                 --------   --------   --------   --------

   Other Income (Expense), Net
     (Note 2)                        (149)      (401)      (569)     4,654

   Interest Expense                (1,367)    (1,130)    (2,614)    (2,318)
                                 --------   --------   --------   --------

 Income (Loss) Before Income
   Taxes                         $ (4,458)  $  1,548   $ (3,159)  $  7,393

   (Provision) Benefit for
     Income Taxes (Note 3)          1,809       (583)     1,302     (5,683)
                                 --------   --------   --------   --------

 NET INCOME (LOSS)               $ (2,649)  $    965   $ (1,857)  $  1,710
                                 ========   ========   ========   ========

 EARNINGS (LOSS) PER COMMON
   SHARE (Note 4)                $ (.73)    $  .10     $ (.67)    $  .15
                                 ========   ========   ========   ========

 DIVIDENDS PER COMMON SHARE
   (Note 5)                      $   -      $   -      $   -      $   -
                                 ========   ========   ========   ========

 WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING (Note 4)          4,360,225  4,269,428  4,347,617  4,218,298
                                 =========  =========  =========  =========

The accompanying notes are an integral part of these financial statements.


                     PERINI CORPORATION AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                (In Thousands)

                                                     SIX MONTHS
                                                   ENDED JUNE 30,

                                                   1994        1993
 Cash Flows from Operating Activities:

 Net Income (Loss)                               (1,857)     $  1,710

 Adjustments to reconcile net income to net cash provided from operating activities:

   Depreciation and amortization                    1,217       1,798

   Noncurrent deferred taxes and other
     liabilities                                   (8,955)      5,750

   Distributions greater (less) than earnings
     of joint ventures                              2,967     (10,010)

   (Gain) on sale of subsidiary (Note 2)              -        (4,600)

   Minority interest, net                             (48)       (182)

   Cash provided from (used by) changes in
     components of

     Working capital other than cash, notes
       payable and current maturities of
       long-term debt                              (9,948)    (21,715)

     Real estate development investments other
       than joint ventures                          7,722       2,672

     Other non-cash items, net                     (1,281)       (544)
                                                 --------    --------

     NET CASH USED BY OPERATING ACTIVITIES       $(10,183)   $(25,121)
                                                 --------    --------

 Cash Flows from Investing Activities:
   Proceeds from sale of property and equipment  $    288    $    731

   Cash distributions of capital from
     unconsolidated joint ventures                  3,633       1,715

   Acquisition of property and equipment           (1,171)     (2,855)

   Improvements to land held for sale or
     development                                     (245)     (2,582)

   Improvements to real estate properties used
     in operations                                   (204)       (303)

   Capital contributions to unconsolidated
     joint ventures                                (8,199)    (14,328)

   Advances to real estate joint ventures          (4,062)     (5,020)

   Proceeds from sale of Majestic net of
     subsidiary's cash                                -         4,377
                                                 --------    --------

     NET CASH USED BY INVESTING ACTIVITIES       $ (9,960)   $(18,265)
                                                 --------    --------

 Cash Flows from Financing Activities:
   Proceeds of long-term debt                    $  2,457    $  7,236

   Repayment of long-term debt                     (8,667)     (4,998)

   Cash dividends paid                             (1,062)     (1,063)

   Proceeds from notes payable to banks             3,000        -

   Purchase of treasury stock                         545       2,504
                                                 --------    --------

     NET CASH FROM FINANCING ACTIVITIES          $ (3,727)   $  3,679
                                                 --------    --------

 Net (Decrease) in cash                          $(23,870)   $(39,707)

 Cash at Beginning of Year                         35,871      79,563
                                                 --------    --------

 Cash at End of Period                           $ 12,001    $ 39,856
                                                 ========    ========

 Supplemental Disclosures of Cash paid during the period for:

      Interest, net of amounts capitalized       $  2,688    $  2,462
                                                 ========    ========

      Income tax payments                        $  4,641    $    482
                                                 ========    ========

  The accompanying notes are an integral part of these financial statements.




                     PERINI CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



(1) Significant Accounting Policies

    The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note (1) to such financial statements included in Form 10-K/A for the year ended December 31, 1993. The Company has made no significant change in these policies during 1994.


(2) Other Income (Expense) Net

    Includes a pretax gain of $4.6 million for the first six months 1993 from the sale of Majestic Contractors Limited, the Company's 74%-owned Canadian pipeline subsidiary. This gain nets to zero after providing an equivalent amount for federal income taxes at the 34% statutory rate and an additional 66% rate which represents a combination of an additional tax provision for the difference between book and tax basis of the Company's investment in this subsidiary and a valuation reserve based upon the Company's current estimate of its utilization of the foreign tax credits related to the sale.


(3) Income Taxes

    The higher-than-normal tax rate for the first six months of 1993 is due to the reasons stated in (2) above.


(4) Per Share Data

    Computations of earnings per common share amounts are based on the weighted average number of the Company's common shares outstanding during the periods presented. Earnings per common share reflect the effect of preferred dividends accrued during both the 1994 and 1993 three and six month periods ended June 30, $531,000 and $1,062,000, respectively. Common stock equivalents related to additional shares of common stock issuable upon exercise of stock options have not been included since their effect would be antidilutive. Per share data on a fully diluted basis is not presented because the effect of conversion of the Company's depositary convertible exchangeable preferred shares into common stock is antidilutive.


(5) Cash Dividends

    There were no cash dividends on common stock declared or paid during the periods presented in the condensed financial statements presented herein.


(6) Opinion

    The unaudited condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K/A for the year ended December 31, 1993. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1994 and December 31, 1993 and results of operations and cash flows for the three and six month periods ended June 30, 1994 and 1993. The results of operations for the three and six month period ended June 30, 1994 may not be indicative of the results that may be expected for the year ending December 31, 1994 because the Company's results generally consist of a limited number of large transactions in both construction and real estate. Therefore, such results can vary depending on the timing of transactions and the profitability of projects being reported.



               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

RESULTS OF OPERATIONS

             Comparison of the Second Quarter of 1994
                  with the Second Quarter of 1993

    Revenues decreased $104.9 million (or 30.1%), from $348.0 million in 1993 to $243.1 million in 1994. This decrease resulted from decreased construction revenues of $89.4 million (or 28%), from $317.2 million in 1993 to $227.8 million in 1994, due primarily to a decrease in revenues from building operations of $95 million (or 40%), from $239 million in 1993 to $144 million in 1994. This decrease in revenues was due to the timing in the start-up of certain hotel/casino projects obtained late in 1993 compared to a few similar projects that were well underway during the second quarter of 1993. This decrease was partially offset by an increase in revenues from the heavy construction operations of $5 million (or 6%), from $79 million in 1993 to $84 million in 1994, due to an increased heavy construction backlog going into 1994. In addition to the overall decrease in construction revenues, revenues from real estate operations decreased $15.5 million (or 50%), from $30.8 million in 1993 to $15.3 million in 1994 due primarily to the non-recurring sale in 1993 of a partnership interest in certain commercial rental properties in San Francisco ($23.2 million). This revenue decrease was partially offset from the sale of a marginally profitable land sale in 1994 ($6 million).

    The gross profit in 1994 decreased by $6.5 million, from $13.9 million in 1993 to $7.4 million in 1994, due primarily to a $4.6 million decrease from real estate operations, from a profit of $3.4 million in 1993 to a loss of $1.2 million in 1994. This profit decrease primarily results from the non-recurring gain in 1993 from the sale of certain commercial rental properties referred to above. The gross profit from construction operations decreased $1.9 million (or 18%), from $10.5 million in 1993 to $8.6 million in 1994. This decrease was primarily caused by the decrease in building construction revenues referred to above and a loss from international operations resulting from unstable economic and political conditions in a certain overseas location where the Company is working. These decreases were partially offset by the increase in the relatively higher margin heavy construction revenues referred to above and the non-recurring unfavorable settlement in 1993 of a contract dispute related to a project completed several years ago.

               Comparison of the Six Months Ended June 30, 1994
                   with the Six Months Ended June 30, 1993


    Revenues decreased $188.6 million (or 31.1%), from $606.1 million in 1993 to $417.5 million in 1994. This decrease resulted from decreased construction revenues of $179.7 million (or 32%), from $561.7 million in 1993 to $382.0 million in 1994, due primarily to a decrease in revenues from building operations of $200 million (or 46%), from $438 million in 1993 to $238 million in 1994. This decrease in revenues was primarily due to the timing in the start-up of certain hotel/casino projects obtained late in 1993 compared to a few similar projects that were well underway during the first six months of 1993. This decrease was partially offset by an increase in revenues from the heavy construction operations of $20 million (or 16%), from $123 million in 1993 to $143 million in 1994, due to an increased heavy construction backlog going into 1994. In addition to the overall decrease in construction revenues, revenues from real estate operations decreased $8.9 million (or 20%), from $44.4 million in 1993 to $35.5 million in 1994 due primarily to the non-recurring sale in 1993 of a partnership interest in certain commercial rental properties in San Francisco ($23.2 million). This revenue decrease was partially offset from the sale of a marginally profitable land sale in 1994 ($6 million) and the sale of two investment properties in 1994 ($8.9 million).

    The gross profit in 1994 decreased by $4.7 million, from $24.9 million in 1993 to $20.2 million in 1994, due primarily to a $5.3 million decrease from real estate operations, from a profit of $4.6 million in 1993 to a loss of $.7 million in 1994. This profit decrease primarily results from the non-recurring gain in 1993 from the sale of certain commercial rental properties referred to above and a decrease in high margin land sales in Florida. The gross profit from construction operations increased $.6 million (or 3%), from $20.3 million in 1993 to $20.9 million in 1994 in spite of the negative profit impact from the reduction in building construction revenues referred to above. Increased profits from the relatively higher margin heavy construction revenues referred to above and the non-recurring unfavorable settlement in 1993 of a contract dispute related to a project completed several years ago more than offset the impact of reduced building construction revenues and the loss from international operations resulting from unstable economic and political conditions in a certain overseas location where the Company is working.

    The $5.2 million decrease in other income (expense), from income of $4.7 million in 1993 to a loss of $.5 million in 1994 was due primarily to the non-recurring gain ($4.6 million) on the sale by the Company of its 74%-owned interest in Majestic Contractors Limited ("Majestic"), its Canadian pipeline subsidiary, in January, 1993.

    The $.3 million increase in interest expense (or 13%), from $2.3 million in 1993 to $2.6 million in 1994 is due to a combination of higher prevailing interest rates and an increase in the average amount borrowed.

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

_______________________

    The Company's backlog of uncompleted construction work at the end of June 1994 was $1.385 billion, a 50% increase from the $924 million reported for the same period in 1993 and an all time company record. Backlog increases were experienced in all of the Company's principal construction businesses. In addition, the Company presently has a large number of contracts in the final stages of negotiation. While there can be no assurances that all the negotiations will result in signed contracts, they could, if completed, have an even greater impact on backlog.

    As previously reported, the Company had under contract, in early 1994, for scheduled closings two major land sales, one in Florida and the other in Massachusetts. If both transactions meet their scheduled closing dates, they will produce over $6 million in revenue and have an important profit impact on the Company in 1994. The land sale in Florida closed in early July, 1994. However, until the sale of the remaining project actually occurs, this revenue and profit cannot be assured since it is not unusual for such closings to be delayed or cancelled.


FINANCIAL CONDITION

     Working capital decreased $13.9 million, from $36.9 million at the end of 1993 to $23.0 million at June 30, 1994. The current ratio decreased from 1.17:1 to 1.11:1.

     During the first six months of 1994 the Company used $10.2 million of cash from operations, primarily to fund a decrease in payables; $10.0 million of cash for investing activities, primarily in certain real estate joint ventures; and $3.7 million of cash for financial activities, primarily to pay down debt. The source of cash was a $23.9 million reduction in cash on hand. Long-term debt at June 30, 1994 was $79.4 million, a decrease of $3.0 million from December 31, 1993. This decrease resulted primarily from the repayment of certain mortgages related to real estate properties sold during the period. The long-term debt to equity ratio at June 30, 1994 was .62 to 1, compared to the .63 to 1 ratio at December 31, 1993.

     In addition to internally generated funds, the Company has access to additional funds under its $18 million of short-term lines of credit, its $70 million long-term Credit Agreement and, effective March 31, 1994, a $15 million collateralized short-term credit facility available for the balance of 1994. At June 30, 1994, there was $15 million available under the short-term lines of credit and $15 million available under the new short-term credit faclity. The full amount available under the credit facilities may be borrowed during any fiscal quarter. However, financial covenants limiting the debt to equity ratio contained in the agreements governing these facilities limit the amount of borrowings which may be outstanding at the end of any fiscal quarter. Based on these covenants, $2.6 million of additional borrowing capacity was available at June 30, 1994. Management believes that cash generated from operations, unused credit lines and various real estate borrowings should probably be adequate for the next twelve months to meet the Company's funding requirements. However, the withdrawal of many commercial lending sources from both the real estate and construction markets and/or restrictions on new borrowings and extensions on maturing loans by these same sources cause uncertainties in predicting liquidity.

    On August 5, 1994, the Company announced that it had for the present postponed a pending placement of $25-30 million of a new series of convertible preferred stock. The Company said it would be interested in reactivating the financing later in the year or in early 1995 if market conditions become more favorable.


Part II. - Other Information


Item 1. - Legal Proceedings - None


Item 2. - Changes in Securities

(a) None

(b) None


Item 3. - Defaults Upon Senior Securities - None


Item 4. - Submission of Matters to a Vote of Security Holders

(a) May 19, 1994 - Annual Meeting of Shareholders

(b) Not applicable

(c) To consider and take action on certain changes to the restated Articles of Organization of The Company, as heretofore amended, to increase the number of authorized shares of Common Stock, $1.00 Par Value, from 7,500,000 to 15,000,000 shares.

                                   Number of Shares

 For                                   3,207,986
 Against                                 286,717
 Withheld                                343,964
 Abstentions and Broker Non-Votes        492,140


Item 5. - Other Information - None


Item 6. - Exhibits and Reports on Form 8-K

(a) None

(b) None


                                        SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                 PERINI CORPORATION
                                 Registrant


Date:  August 12, 1994           /s/ John H. Schwarz
                                 ----------------------------------
                                 John H. Schwarz, Executive Vice President,
                                 Finance and Administration


Date:  August 12, 1994           /s/ Barry R. Blake
                                 ----------------------------------
                                 Barry R. Blake, Vice President
                                 and Controller