Form 10-Q
period 1994-09-30
PERINI CORP
filed 1994-11-14
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


            (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended September 30, 1994


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


  Yes   X     No

  Number of shares of common stock of registrant outstanding at November 9, 1994: 4,408,162




                       PERINI CORPORATION & SUBSIDIARIES

                                     INDEX

                                                            Page
                                                            Number



   Part I. -  Financial Information:

              Item 1.  Financial Statements

                       Consolidated Condensed Balance            3
                       Sheets - September 30, 1994 and
                       December 31, 1993

                       Consolidated Condensed Statements         4
                       of Operations - Three Months and
                       Nine Months ended September 30,
                       1994 and 1993

                       Consolidated Condensed Statements       5-6
                       of Cash Flows - Nine Months ended
                       September 30, 1994 and 1993

                       Notes to Consolidated Condensed           7
                       Financial Statements

              Item 2.  Management's Discussion and             8-10
                       Analysis of the Consolidated
                       Financial Condition and Results
                       of Operations


   Part II. - Other Information:

              Item 1.  Legal Proceedings                         10

              Item 2.  Changes in Securities                     10

              Item 3.  Defaults Upon Senior Securities           10

              Item 4.  Submission of Matters to a Vote of        10
                       Security Holders

              Item 5.  Other Information                         10

              Item 6.  Exhibits and Reports on Form 8-K          10

              Signatures                                         11



                      PERINI CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                    SEPTEMBER 30, 1994 AND DECEMBER 31, 1993
                                 (In Thousands)

                                  ASSETS
                                                  SEPT. 30,  DEC. 31,
                                                    1994       1993
                                                  ---------  --------
   Cash                                           $ 20,027   $ 35,871
   Accounts and Notes Receivable                   148,267    123,009
   Unbilled Work                                    12,001     14,924
   Construction Joint Ventures                      68,833     61,156
   Deferred Income Taxes                             7,702      7,702
   Other Current Assets                             18,515     14,940
                                                  --------   --------

        Total Current Assets                      $275,345   $257,602
                                                  --------   --------

   Land Held for Sale or Development              $ 41,327   $ 48,011
   Investments in and Advances to Real Estate
      Joint Ventures                               141,450    138,095
   Real Estate Properties Used in Operations        10,397     12,678
   Long-Term Portion of Notes Receivable             6,991       -
                                                  --------   --------
        Total Real Estate Development
          Investments                             $200,165   $198,784
                                                  --------   --------

   Other Assets                                   $  3,719   $  3,896
                                                  --------   --------
   Property and Equipment, less Accumulated
      Depreciation of $30,252 - 1994 and $28,986
      - 1993                                      $ 15,501   $ 16,096
                                                  --------   --------
                                                  $494,730   $476,378

                   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Maturities of Long-Term Debt           $  4,277   $  7,617
   Accounts Payable                                152,006    136,231
   Deferred Contract Revenue                        36,492     25,867
   Accrued Expenses                                 60,060     47,827
   Accrued Income Taxes                                299      3,183
                                                  --------   --------
        Total Current Liabilities                 $253,134   $220,725
                                                  --------   --------

   Deferred Income Taxes and Other Liabilities    $ 29,974   $ 38,794
                                                  --------   --------


   Long-Term Debt, including real estate
     development debt of $7,142 - 1994 and
     $11,382 - 1993                               $ 78,681   $ 82,366
                                                  --------   --------

   Minority Interest                              $  3,365   $  3,350
                                                  --------   --------

   Stockholders' Equity:
        Preferred Stock                           $    100   $    100
        Series A Junior Participating Preferred
          Stock                                        -          -
        Common Stock                                 4,985      4,985
        Paid-In Surplus                             59,533     59,875
        Retained Earnings                           81,127     83,594
        ESOT Related Obligations                    (6,982)    (6,982)
                                                  ---------  ---------
                                                  $138,763   $141,572
        Less - Treasury Stock                       (9,187)   (10,429)
                                                  ---------  ---------
          Total Stockholders' Equity              $129,576   $131,143
                                                  ---------  ---------

                                                  $494,730   $476,378

   The accompanying notes are an integral part of these financial statements.



                      PERINI CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (In Thousands, Except Per Share Data)


                                     THREE MONTHS           NINE MONTHS
                                    ENDED SEPT. 30        ENDED SEPT. 30,
                                   1994       1993       1994        1993
                                 --------   --------   --------    --------
   REVENUES FROM OPERATIONS:
        Construction             $294,610   $267,056   $676,560    $828,720
        Real Estate                10,166      7,739     45,712      52,122
                                 --------   --------   --------    --------

             TOTAL REVENUES
               FROM OPERATIONS   $304,776   $274,795   $722,272    $880,842
                                 --------   --------   --------    --------

   COST AND EXPENSES:
        Cost of Operations       $290,903   $261,756   $688,166    $842,857
        General, Administrative
          and Selling Expenses     10,003     10,839     30,212      30,728
                                 --------   --------   --------    --------

                                 $300,906   $272,595   $718,378    $873,585
                                 --------   --------   --------    --------


   INCOME FROM OPERATIONS        $  3,870   $  2,200   $  3,894    $  7,257
                                 --------   --------   --------    --------

        Other Income (Expense),
          Net (Note 2)                (87)       214       (656)      4,868
        Interest Expense           (2,101)    (1,357)    (4,715)     (3,675)
                                 ---------  ---------  ---------   ---------

   Income (Loss) Before Income
      Taxes                      $  1,682   $  1,057   $ (1,477)   $  8,450

        (Provision) Credit for
          Income Taxes (Note 3)      (698)      (378)       604      (6,061)
                                 ---------  ---------  ---------   ---------


   NET INCOME (LOSS)             $    984   $    679   $   (873)   $  2,389


   EARNINGS (LOSS) PER COMMON
     SHARE (Note 4)              $  .10     $  .04     $ (.57)     $  .19

   DIVIDENDS PER COMMON SHARE
     (Note 5)                    $   -      $   -      $   -       $   -

   WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING (Note 4)   4,391,119  4,309,196  4,362,432   4,245,567

  The accompanying notes are an integral part of these financial statements.




                      PERINI CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                 (In Thousands)

                                                       NINE MONTHS
                                                      ENDED SEPT. 30,
                                                      1994       1993
                                                    ---------  ---------
   Cash Flows from Operating Activities:
   Net Income (Loss)                                $   (873)  $  2,389
   Adjustments to reconcile net income to net cash provided from operating activities:

     Depreciation and amortization                     2,247      2,665
     Noncurrent deferred taxes and other
       liabilities                                    (8,820)     9,359
     Distributions greater (less) than earnings
       of joint ventures and affiliates                1,061      1,023
     Gain on sale of affiliated companies                -       (4,600)
       (Note 2)
     Gain on sale of fixed assets                       (106)      (247)
     Minority interest, net                               15        (59)
     Cash provided from (used by) changes in
       components of
       Working capital other than cash, notes
         payable and current maturities of long-
         term debt                                     7,133    (26,799)

       Real estate development investments other
         than joint ventures and properties used
         in operations                                 8,396      2,816
       Other non-cash items, net                      (1,783)    (2,626)
                                                    ---------  ---------

       NET CASH PROVIDED FROM (USED BY) OPERATING
         ACTIVITIES                                 $  7,270   $(16,079)
                                                    ---------  ---------

   Cash Flows from Investing Activities:
     Proceeds from sale of property and equipment   $    363   $  1,021
     Cash distributions of capital from
       unconsolidated joint ventures                   7,923      2,202
     Acquisition of property and equipment            (1,540)    (3,603)

     Improvements to land held for sale or
       development                                      (287)    (3,360)
     Improvements to real estate properties used
       in operations                                     (99)      (431)
     Capital contributions to unconsolidated         (16,770)   (18,651)
       joint ventures
     Advances to real estate joint ventures           (4,988)   (14,900)
     Proceeds from sale of Majestic net of
       subsidiary's cash                                 -        4,377
                                                    ---------  ---------

       NET CASH USED BY INVESTING ACTIVITIES        $(15,398)  $(33,345)
                                                    ---------  ---------

   Cash Flows from Financing Activities:
     Proceeds of long-term debt                     $  2,809   $  7,519
     Repayment of long-term debt                      (9,831)    (8,195)

     Cash dividends paid                              (1,594)    (1,594)
     Treasury stock issued                               900      2,504
     Proceeds from notes payable to banks              3,000       -
     Repayment of notes payable to banks              (3,000)      -
                                                    ---------  ---------

       NET CASH PROVIDED FROM (USED BY) FINANCING
         ACTIVITIES                                 $ (7,716)  $    234
                                                    ---------  ---------

                    PERINI CORPORATION AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993 (CONTINUED)
                               (In Thousands)



                                                        NINE MONTHS
                                                      ENDED SEPT. 30,
                                                      1994       1993
                                                    ---------  ---------

   Net (Decrease) in cash                           $(15,844)  $(49,190)

   Cash at Beginning of Year                          35,871     79,563
                                                    ---------  ---------

   Cash at End of Period                            $ 20,027   $ 30,373



   Supplemental Disclosures of Cash paid during the period for:

        Interest, net of amounts capitalized        $  5,021   $  4,159

        Income tax payments                         $  4,662   $    684




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

  (2) Other Income (Expense) Net
      Includes a pretax gain of $4.6 million for the first nine months of 1993 from the sale of Majestic Contractors Limited, the Company's 74%- owned Canadian pipeline subsidiary. This gain nets to zero after providing an equivalent amount for federal income taxes at the 34% statutory rate and an additional 66% rate which represents a combination of an additional tax provision for the difference between book and tax basis of the Company's investment in this subsidiary and a valuation reserve based upon the Company's current estimate of its utilization of the foreign tax credits related to the sale.

  (3) Income Taxes
      The higher-than-normal tax rate for the first nine months of 1993 is due to the reasons stated in (2) above.

  (4) Per Share Data
      Computations of earnings per common share amounts are based on the weighted average number of the Company's common shares outstanding during the periods presented. Earnings per common share reflect the effect of preferred dividends accrued during both the 1994 and 1993 three and nine month periods ended September 30, of $531,000 and $1,594,000, respectively. Common stock equivalents related to additional shares of common stock issuable upon exercise of stock options have not been included since their effect would be antidilutive. Per share data on a fully diluted basis is not presented because the effect of conversion of the Company's depositary convertible exchangeable preferred shares into common stock is antidilutive.

  (5) Cash Dividends
      There were no cash dividends on common stock declared or paid during the periods presented in the condensed financial statements presented herein.

  (6) Opinion
      The unaudited condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K/A for the year ended December 31, 1993. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1994 and December 31, 1993 and results of operations and cash flows for the three and nine month periods ended September 30, 1994 and 1993. The results of operations for the three and nine month periods ended September 30, 1994 may not be indicative of the results that may be expected for the year ending December 31, 1994 because the Company's results generally consist of a limited number of large transactions in both construction and real estate. Therefore, such results can vary depending on the timing of transactions and the profitability of projects being reported.



                  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

  RESULTS OF OPERATIONS

                Comparison of the Third Quarter of 1994
                     with the Third Quarter of 1993

      Revenues increased $30 million (or 10.9%), from $274.8 million in 1993 to $304.8 million in 1994. This increase resulted primarily from increased construction revenues of $27.6 million (or 10.3%), from $267.0 million in 1993 to $294.6 million in 1994, due primarily to an increase in revenues from civil and environmental operations of $22.1 million (or 29%), from $77.3 million in 1993 to $99.4 million in 1994. This increase in revenues was due to an increased backlog going into 1994. In addition, building construction revenues increased $5.5 million (or 3%), from $189.7 million in 1993 to $195.2 million in 1994, due to the timing in the start-up of certain hotel/casino projects. Real estate revenues also increased by $2.4 million, from $7.8 million in 1993 to $10.2 million in 1994 due to an increase in land sales in Florida.

      The gross profit in 1994 increased by $.8 million, from $13.1 million in 1993 to $13.9 million in 1994 because of an increase in gross profit from real estate of $3.2 million, from a loss of $1.6 million in 1993 to a profit of $1.6 million in 1994 due to the sale referred to above of highly profitable land in Florida. This improvement was partially offset by a decrease in gross profit from construction operations of $2.4 million, from $14.7 million in 1993 to $12.3 million in 1994 due to the favorable close out of several civil construction projects in 1993.

      The $.7 million increase in interest expense (or 50%), from $1.4 million in 1993 to $2.1 million in 1994 is due to a combination of higher prevailing interest rates and an increase in the average amount borrowed.


                Comparison of the Nine Months September 30, 1994
                 with the Nine Months Ended September 30, 1993

      Revenues decreased $158.5 million (or 18%), from $880.8 million in 1993 to $722.3 million in 1994. This decrease resulted from decreased construction revenues of $152.1 million (or 18%), from $828.7 million in 1993 to $676.6 million in 1994, due primarily to a decrease in revenues from building operations of $194 million (or 31%), from $628 million in 1993 to $434 million in 1994. This decrease in revenues was primarily due to the timing in the start-up of certain hotel/casino projects obtained late in 1993 compared to a few similar projects that were well under way during the first six months of 1993. This decrease was partially offset by an increase in revenues from civil and environmental construction operations of $42 million (or 21%), from $201 million in 1993 to $243 million in 1994, due to an increased heavy construction backlog going into 1994. In addition to the overall decrease in construction revenues, revenues from real estate operations decreased $6.4 million (or 12%), from $52.1 million in 1993 to $45.7 million in 1994 due primarily to the non-recurring sale ($23 million) in 1993 of a partnership interest in certain commercial rental properties in San Francisco. This revenue decrease was partially offset from the sale of a marginally profitable land sale in 1994 ($6 million) and the sale of two investment properties in 1994 ($8.6 million).

      The gross profit in 1994 decreased by $3.9 million, from $38.0 million in 1993 to $34.1 million in 1994, due primarily to a $2.2 million decrease from real estate operations, from a profit of $3.1 million in 1993 to a profit of $.9 million in 1994. This profit decrease primarily results from the non-recurring gain in 1993 from the sale of certain commercial rental properties referred to above which was partially offset by improved operating results in both Massachusetts and Georgia. The gross profit from construction operations decreased $1.7 million (or 5%), from $34.9 million in 1993 to $33.2 million in 1994 due to the negative profit impact from the reduction in building construction revenues referred to above and a loss from international operations resulting from unstable economic and political conditions in a certain overseas location where the Company is working. This decrease in construction gross profit was partially offset by increased profits from the relatively higher margin heavy construction revenues referred to above.

      The $5.5 million decrease in other income (expense), from income of $4.9 million in 1993 to a loss of $.6 million in 1994 was due primarily to the non-recurring gain ($4.6 million) on the sale by the Company of its 74%-owned interest in Majestic Contractors Limited ("Majestic"), its Canadian pipeline subsidiary, in January, 1993.

      The $1.0 million increase in interest expense (or 27%), from $3.7 million in 1993 to $4.7 million in 1994 is due to a combination of higher prevailing interest rates and an increase in the average amount borrowed.

      The higher-than-normal tax rate in 1993 was due to tax provided at an additional 66% rate on the gain on the sale of Majestic, which represented a combination of an additional tax provision for the difference between book and tax basis of the Company's investment in this subsidiary and a valuation reserve related to the gain based upon the Company's current estimate of its utilization of the related foreign tax credits.


  _______________________

      The Company's backlog of uncompleted construction work at the end of September 1994 was $1.273 billion, a 51% increase from the $843 million reported for the same period in 1993. Backlog increases were experienced in all of the Company's principal construction businesses. Overall, the pace of new work acquisition throughout the Company during the first nine months of 1994 has run ahead of the comparable period in the previous year. This trend is expected to continue as the volume of pending contracts not yet reported in backlog remains significant.


  FINANCIAL CONDITION

       Working capital decreased $14.7 million, from $36.9 million at the end of 1993 to $22.2 million at September 30, 1994. The current ratio decreased from 1.17:1 to 1.09:1.

       During the first nine months of 1994 the Company used $15.4 million of cash for investing activities, primarily in certain construction and real estate joint ventures, and $7.7 million of cash for financial activities, primarily to pay down debt. The sources of cash were $7.3 million from operating activities, primarily from proceeds related to real estate sales and an increase in accounts payable, and a $15.8 million reduction in cash on hand.

      Long-term debt at September 30, 1994 was $78.7 million, a decrease of $3.7 million from December 31, 1993. This decrease resulted primarily from the repayment of certain mortgages related to real estate properties sold during the period. The long-term debt to equity ratio at September 30, 1994 was .61 to 1, compared to the .63 to 1 ratio at December 31, 1993.

       In addition to internally generated funds, the Company has access to additional funds under its $18 million of short-term lines of credit, its $70 million long-term Credit Agreement and, effective March 31, 1994, a $15 million collateralized short-term credit facility available for the balance of 1994. At September 30, 1994, there was $18 million available under the short-term lines of credit and $15 million available under the new short-term credit facility. The full amount available under the credit facilities may be borrowed during any fiscal quarter. However, financial covenants limiting the debt to equity ratio contained in the agreements governing these facilities limit the amount of borrowings which may be outstanding at the end of any fiscal quarter. Based on these covenants, $7.4 million of additional borrowing capacity was available at September 30, 1994. Management believes that cash generated from operations, unused credit lines and various real estate borrowings should probably be adequate for the next twelve months to meet the Company's funding requirements. However, the withdrawal of many commercial lending sources from both the real estate and construction markets and/or restrictions on new borrowings and extensions on maturing loans by these same sources cause uncertainties in predicting liquidity.


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

                                    PERINI CORPORATION
                                    Registrant


  Date:  November 11, 1994          /s/ John H. Schwarz
                                    -------------------------------
                                    John H. Schwarz,
                                    Executive Vice President,
                                    Finance and Administration


  Date:  November 11, 1994          /s/ Barry R. Blake
                                    -------------------------------
                                    Barry R. Blake, Vice President and
                                          Controller