Form 10-Q/A
period 1994-09-30
PERINI CORP
filed 1995-01-04
CIK 77543

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

  (a) Exhibit 27.  Financial Data Schedule

  (b) None


                                          SIGNATURES






  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                    PERINI CORPORATION
                                    Registrant


  Date:  January 4, 1995            /s/ John H. Schwarz
                                    -------------------------------
                                    John H. Schwarz,
                                    Executive Vice President,
                                    Finance and Administration


  Date:  January 4, 1995            /s/ Barry R. Blake
                                    -------------------------------
                                    Barry R. Blake, Vice President and
                                          Controller