Form 10-K
PERINI CORP
filed 1995-03-27
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-K

    X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1994


  ____ TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _______________________ to
  _____________________

  Commission file number 1-6314

                           PERINI CORPORATION
         (Exact name of registrant as specified in its charter)

           Massachusetts                                     04-1717070
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

          73 Mt. Wayte Avenue, Framingham, Massachusetts 01701
          (Address of principal executive offices)  (Zip Code)

   Registrant's telephone number, including area code:  508-628-2000

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

  The aggregate market value of voting stock held by nonaffiliates of the registrant is $33,787,391 as of March 3, 1995.

  The number of shares of Common Stock, $1.00 par value per share, outstanding at March 3, 1995 is 4,515,610.

                  DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the annual proxy statement for the year ended December 31, 1994 are incorporated by reference into Part III.




                               PERINI CORPORATION

                             INDEX TO ANNUAL REPORT

                                  ON FORM 10-K


                                                       PAGE

   PART I

   Item 1:     Business                                 2

   Item 2:     Properties                              17

   Item 3:     Legal Proceedings                       18

   Item 4:     Submission of Matters to Vote of        18
               Security Holders



   PART II

   Item 5:     Market for the Registrant's Common      19
               Stock and Related Stockholder Matters

   Item 6:     Selected Financial Data                 19

   Item 7:     Management's Discussion and Analysis    20
               of Financial Condition and Results of
               Operations

   Item 8:     Financial Statements and Supplementary  24
               Data

   Item 9:     Disagreements on Accounting and         24
               Financial Disclosure


   PART III

   Item 10:    Directors and Executive Officers of     25
               the Registrant

   Item 11:    Executive Compensation                  26

   Item 12:    Security Ownership of Certain           26
               Beneficial Owners and Management

   Item 13:    Certain Relationships and Related       26
               Transactions


   PART IV

   Item 14:    Exhibits, Financial Statement           27
               Schedules and Reports on Form 8-K


   Signatures                                          28

                                    PART I.

  ITEM 1.   BUSINESS

  General

       Perini Corporation and its subsidiaries (the "Company" unless the context indicates otherwise) is engaged in two principal businesses: construction and real estate development. The Company, incorporated in 1918 as a successor to businesses which had been engaged since 1894 in providing construction services, celebrated its 100th anniversary in 1994.

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

       In 1988, the Company, in conjunction with two other companies, formed a new entity called Perland Environmental Technologies, Inc. ("Perland"). Perland provides consulting, engineering and construction services primarily on a turn-key basis for hazardous material management and clean-up to both private clients and public agencies nationwide. The outlook for this business on a long-term basis appears to be attractive because of the environmental protection laws enacted by Congress. During the fourth quarter of 1991 and early in 1992, Perland repurchased its stock owned by the other outside investors, resulting in an increase in the Company's ownership from its original investment of 47 1/2% to slightly more than 90%. During the fourth quarter of 1994, the Company acquired the remaining outside interest in Perland.

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

       Effective July 1, 1993, the Company acquired Gust K. Newberg Construction Co.'s ("Newberg") interest in certain construction projects and related equipment. The purchase price for the acquisition was (i) approximately $3 million in cash for the equipment paid by a third party leasing company, which in turn simultaneously entered into an operating lease agreement with the Company for the use of said equipment, (ii) the greater of $1 million or 25% of the aggregate pretax earnings during the period from April 1, 1993 through December 31, 1994, net of payments accruing to Newberg as described in (iii) below, and (iii) 50% of the aggregate of net profits earned from each project from April 1, 1993 through December 31, 1994 and, with regard to one project, through December 31, 1995. This acquisition has been accounted for as a purchase.


       Information on lines of business and foreign business is included under the following captions of this Annual Report on Form 10K for the year ended December 31, 1994.
                                              Annual Report
                                               On Form 10K
                      Caption                  Page Number

   Selected Consolidated Financial               Page 19
   Information

   Management's Discussion and Analysis          Page 20
   Footnote 13 to the Consolidated Financial     Page 47
   Statements, entitled Business Segments
   and Foreign Operations


       While the "Selected Consolidated Financial Information" presents certain lines of business information for purposes of consistency of presentation for the five years ended December 31, 1994, additional information (business segment and foreign operations) required by Statement of Financial Accounting Standards No. 14 for the three years ended December 31, 1994 is included in Note 13 to the Consolidated Financial Statements.

       A summary of revenues by product line for the three years ended December 31, 1994 is as follows:

                                          Revenues (in thousands)
                                          Year Ended December 31,
                                       1994          1993      1992


   Construction:

     Building                       $  621,567  $  736,116  $  620,628
     Heavy                             329,317     294,225     288,158

     Pipeline                            -           -         100,929
     Engineering Services                -           -          13,559
                                    ----------  ----------  ----------

       Total Construction Revenues  $  950,884  $1,030,341  $1,023,274
                                    ----------  ----------  ----------



                                          Revenues (in thousands)
                                          Year Ended December 31,
                                      1994         1993       1992

   Real Estate:

     Sales of Real Estate          $   33,188   $   40,053  $   12,636

     Building Rentals                  16,388       19,313      24,208
     Interest Income                    7,031        6,110       6,452

     All Other                          4,554        4,299       4,282
                                   ----------   ----------  ----------
       Total Real Estate Revenues  $   61,161   $   69,775  $   47,578
                                   ----------   ----------  ----------



         Total Revenues            $1,012,045   $1,100,116  $1,070,852
                                   ==========   ==========  ==========

  Construction

       The general contracting and construction management services provided by the Company consist of planning and scheduling the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract. The Company was engaged in over 165 construction projects in the United States and overseas during 1994. The Company has three principal construction operations: heavy, building, and international, having sold its Canadian pipeline construction business in January 1993, and its interest in an engineering services business in March 1992. The Company also has a subsidiary engaged in hazardous waste remediation.

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

                                    Backlog

       As of December 31, 1994, the Company's construction backlog was $1.54 billion compared to backlogs of $1.24 billion and $1.17 billion as of December 31, 1993 and 1992, respectively.
                          Backlog (in thousands) as of December 31,


                        1994               1993              1992


   Northeast      $  803,967   52%   $  552,035   45%  $  451,746   39%
   Mid-Atlantic       26,408    2        34,695    3       34,840    3

   Southeast             783    -        34,980    3       53,971    5
   Midwest           293,168   19       143,961   12      211,649   18

   Southwest         174,984   11       314,058   25      256,973   22

   West              192,996   13       143,251   11      123,384   10
   Canada              -        -         -        -          711    -

   Other Foreign      45,473    3        15,161    1       36,279    3
                  ----------  ----   ----------  ----  ----------  ----
     Total        $1,538,779  100%   $1,238,141  100%  $1,169,553  100%
                  ==========  ====   ==========  ====  ==========  ====

       The Company includes a construction project in its backlog at such time as a contract is awarded or a firm letter of commitment is obtained. As a result, the backlog figures are firm, subject only to the cancellation provisions contained in the various contracts. The Company estimates that approximately $718.7 million of its backlog will not be completed in 1995.

       The Company's backlog in the Northeast region of the United States remains strong and continues to increase because of its ability to meet the needs of the growing infrastructure construction and rehabilitation market in this region, particularly in the metropolitan Boston and New York City areas. The increase in the Midwest region primarily reflects an increase in building work in that area. Other fluctuations in backlog are viewed by management as transitory.

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

       Historically, a high percentage of company contracts have been of the fixed price type. Construction management contracts remain a relatively small percentage of company contracts. A summary of revenues and backlog by type of contract for the most recent three years follows:

        Revenues
       Year Ended                          Backlog As Of
      December 31,                          December 31,

   1994   1993   1992                   1994   1993   1992

    54%    56%    68%  Fixed Price       68%    65%    64%
    46%    44     32   CPFF, GMP or CM   32%    35     36
   ----   ----   ----                   ----   ----   ----

   100%   100%   100%                   100%   100%   100%
   ====   ====   ====                   ====   ====   ====


                                    Clients

      During 1994, the Company was active in the building, heavy and international construction markets. The Company performed work for over 100 federal, state and local governmental agencies or authorities and private customers during 1994. No material part of the Company's business is dependent upon a single or limited number of private customers; the loss of any one of which would not have a materially adverse effect on the Company. As illustrated in the following table, the Company continues to serve a significant number of private owners. During the period 1992-1994, the portion of construction revenues derived from contracts with various governmental agencies remained relatively constant at, 57% in 1992, 54% in 1993, and 56% in 1994.

                           Revenues by Client Source

                                        Year Ended
                                       December 31,

                                     1994   1993 1992

   Private Owners                     44%    46%  43%
   Federal Governmental Agencies      11     12    6

   State, Local and Foreign           45     42   51
   Governments                       ----   ---- ----
                                     100%   100% 100%
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

      The Company will endeavor to spread the financial and/or operational risk, as it has from time to time in the past, by participating in construction joint ventures, both in a majority and in a minority position, for the purpose of bidding on projects. These joint ventures are generally based on a standard joint venture agreement whereby each of the joint venture participants is usually committed to supply a predetermined percentage of capital, as required, and to share in the same predetermined percentage of income or loss of the project. Although joint ventures tend to spread the risk of loss, the Company's initial obligations to the venture may increase if one of the other participants is financially unable to bear its portion of cost and expenses. For a possible example of this situation, see "Legal Proceedings" on page 18. For further information regarding certain joint ventures, see Note 2 of the Notes to Consolidated Financial Statements.

       While the Company's construction business may experience some adverse consequences if shortages develop or if prices for materials, labor or equipment increase excessively, provisions in certain types of contracts often shift all or a major portion of any adverse impact to the customer. On fixed price type contracts, the Company attempts to insulate itself from the unfavorable effects of inflation by incorporating escalating wage and price assumptions, where appropriate, into its construction bids. Gasoline, diesel fuel and other materials used in the Company's construction activities are generally available locally from multiple sources and have been in adequate supply during recent years.
  Construction work in selected overseas areas primarily employs expatriate and local labor which can usually be obtained as required. The Company does not anticipate any significant impact in 1995 from material and/or labor shortages or price increases.

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

      The Company has minimal exposure to environmental liability as a result of the activities of Perland Environmental Technologies, Inc. ("Perland"), a 100%-owned subsidiary of the Company. Perland provides hazardous waste engineering and construction services to both private clients and public agencies nationwide. Perland is responsible for compliance with applicable law in connection with its clean up activities and bears the risk associated with handling such materials.

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


  Real Estate

      The Company's real estate development operations are conducted by Perini Land & Development Company ("PL&D"), a wholly-owned subsidiary, which has been involved in real estate development since the early 1950's. PL&D engages in real estate development in Arizona, California, Florida, Georgia and Massachusetts. However, in 1993, PL&D significantly reduced its staff in California and has suspended any new land acquisition in that area. PL&D's development operations generally involve identifying attractive parcels, planning and development, arranging financing, obtaining needed zoning changes and permits, site preparation, installation of roads and utilities and selling the land. Originally,

  PL&D concentrated on land development. In appropriate situations, PL&D has also constructed buildings on the developed land for rental or sale.

      For the past four to five years PL&D has been severely affected by the reduced liquidity in real estate markets brought on by the cutbacks in real estate funding by commercial banks, insurance companies and other institutional lenders. Many traditional buyers of PL&D properties are other developers or investors who depend on third party sources for funding. As a result, some potential PL&D transactions have been cancelled, altered or postponed because of financing problems. Over this period, PL&D looked to foreign buyers not affected by U.S. banking policies or in some cases, provided seller financing to complete transactions. PL&D also experienced slowdowns in negotiations in the sale of PL&D developed income properties or residential units because of economic uncertainties and the reluctance of some buyers to commit to acquisitions in the current environment. Based on a weakening in property values which has come with the industry credit crunch and the national real estate recession, PL&D took a $31 million pre-tax net realizable value writedown against earnings in 1992. The charge affected those properties which PL&D had decided to sell in the near term. Currently it is management's belief that its remaining real estate properties are not carried at amounts in excess of their net realizable values. To achieve full value for some of its real estate holdings, in particular its investments in Rincon Center and the Resort at Squaw Creek, the Company may have to hold those properties several years and currently intends to do so.

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


                             Real Estate Properties

      The following is a description of the Company's major development projects and properties by geographic area:


                                    Florida

      West Palm Beach and Palm Beach County - At year end, PL&D had completed the sale of all of the original 1,428 acres located in West Palm Beach at the development known as "The Villages of Palm Beach Lakes". During 1994, the final 21 acres were sold. "The Villages" is a planned community development that, when completed, will provide approximately

  6,750 residential dwelling units and related commercial developments, clustered around two championship golf courses designed by Jack Nicklaus.


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

      In 1993, PL&D sold tracts totaling approximately 52 acres and in 1994, the final 21 acres were sold. Recent sales within the development have been almost totally made to residential multi-unit rental developers. PL&D's only continuing interest in the project will be its ownership in the Bear Lakes Country Club which under agreement with the membership can be turned over to the members when membership reaches 650. Current membership is 437.

      At Metrocentre, a 51-acre commercial/office park at the intersection of Interstate 95 and 45th Street in West Palm Beach, two sites totalling 8 acres were sold in 1994 and all remaining financing on the project was repaid. One site is being developed by a national restaurant chain, the other was acquired by an existing property owner within the park for expansion. At year-end, a third site is in negotiation with a possible closing sometime in 1995. The park consists of 17 parcels, of which 3 remain unsold at year-end. The park provides for 570,500 square feet of mixed commercial uses.


                                 Massachusetts

      Perini Land and Development or Paramount Development Associates, Inc. ("Paramount"), a wholly-owned subsidiary of PL&D, owns the following projects:

      Raynham Woods Commerce Center, Raynham - In 1987, Paramount acquired a 409 acre site located in Raynham, Massachusetts, on which it had done preliminary investigatory and zoning work under an earlier purchase option period. During 1988, Paramount secured construction financing and completed infrastructure work on a major portion of the site (330 acres) which is being developed as a mixed-use corporate campus style park known as "Raynham Woods Commerce Center". During 1989, Paramount completed the sale of a 24-acre site to be used as a headquarters facility for a division of a major U.S. company. During 1990, construction was completed on this facility. In 1990 construction was also completed on two new commercial buildings by Paramount. During 1992, a 17-acre site was sold to a developer who was working with a major national retailer. The site has since been developed into the first retail project in the park. No new land sales were made in 1993, but in 1994, an 11 acre site was sold to the same major U.S. company which had acquired land in 1989. Although the two Paramount commercial buildings owned within the park experienced some tenant turnover in 1994, they remained 90% occupied at year-end. The park is planned to eventually contain 2.5 million square feet of office, R&D, light industrial and mixed commercial space.

      Robin Hill, Marlborough - The Robin Hill project is located at the intersection of Routes 495 and 290 in Marlborough, Massachusetts. The major portion of this property was sold in 1985-1987. Paramount exercised its option to purchase an additional 53 acres of contiguous property in

  1989. In 1993, this site was identified as the potential location for a new retail center and was sold by Paramount in 1994.

      Easton Business Center, Easton - In 1989, Paramount acquired a 40-acre site in Easton, Massachusetts, which had already been partially developed. Paramount completed the work in 1990 and is currently marketing the site to commercial/industrial users. No sales were closed in 1994.

      Wareham - In early 1990, Paramount acquired an 18.9 acre parcel of land at the junction of Routes 495 and 58 in Wareham, Massachusetts. The property is being marketed to both retail and commercial/industrial users. No sales were closed in 1994.

      Easton Industrial Park, Easton - In 1992, PL&D acquired four single-story industrial/office buildings located in the Easton Industrial Park with an aggregate square footage of 110,000. The buildings, originally developed by Paramount, were acquired from Pacific Gateway Properties (formerly Perini Investment Properties) in 1992 as part of an overall settlement agreement. Late in 1993, these buildings were put under a contract of sale and were sold in early 1994.




                                    Georgia

      The Villages at Lake Ridge, Clayton County - During 1987, PL&D (49%) entered into a joint venture with 138 Joint Venture partners to develop a 348-acre planned commercial and residential community in Clayton County to be called "The Villages at Lake Ridge", six miles south of Atlanta's Hartsfield International Airport. By year end 1990, the first phase infrastructure and recreational amenities were in place. In 1991, the joint venture completed the infrastructure on 48 lots for phased sales of improved lots to single family home builders and sold nine. During 1992, the joint venture sold an additional 60 lots and also sold a 16-acre parcel for use as an elementary school. During 1993, unusually wet weather in the spring delayed construction on improvements required to deliver lots as scheduled. As a result, the sale of an additional 58 lots in 1993 were below expectation. Although 1994 started off strong, rising interest rates created a slowdown in activity later in the year. For the year, 52 lots were sold. Because most of the homes built within the development are to first time buyers, demand is highly sensitive to mortgage rates and other costs of ownership. Financing restrictions generally require the joint venture to allow developers to take down finished lots only as homes built on previously acquired lots are sold.
  As a result, any slowdown in home sales will influence joint venture sales quickly thereafter. The development plan calls for mixed residential densities of apartments and moderate priced single-family homes totalling 1,158 dwelling units in the residential tracts plus 220,000 square feet of retail and 220,000 square feet of office space in the commercial tracts.

      Garden Lakes - During 1994 PL&D (49.5%), in joint venture, sold this 278-unit apartment complex on an 18.5 acre tract within the Villages of Lake Ridge.

      The Oaks at Buckhead, Atlanta - Sales commenced on this 217-unit residential condominium project at a site in the Buckhead section of Atlanta near the Lenox Square Mall in 1992. The project consists of 201 residences in a 30-story tower plus 16 adjacent three-story townhome residences. At year end 123 units were either sold or under contract. Fifty-three of these units were sold in 1994, up from 35 the previous year. PL&D (50%) is developing this project in joint venture with a subsidiary of a major Taiwanese company.


                                   California

      Rincon Center, San Francisco - Major construction on this mixed-use project in downtown San Francisco was completed in 1989. The project, constructed in two phases, consists of 320 residential rental units, approximately 423,000 square feet of office space, 63,000 square feet of retail space, and a 700-space parking garage. Following its completion in 1988, the first phase of the project was sold and leased back by the developing partnership. The first phase consists of about 223,000 square feet of office space and 42,000 square feet of retail space. The Phase I office space continues to be close to 100% leased with the regional telephone directory company as the major tenant on leases which run into early 1998. The retail space was 90% leased at year end. Phase II of the project, which began operations in late 1989, consists of approximately 200,000 square feet of office space, 21,000 square feet of retail space, a 14,000 square foot U.S. postal facility, and 320 apartment units. At year end, close to 100% of the office space, 94% of the retail space and all but 9 of the 320 residential units were leased. The major tenant in the office space in Phase II is the Ninth Circuit Federal Court of Appeals which is leasing approximately 176,000 square feet. That lease expires at the end of 1996 with the tenant holding an option for two additional years. Currently efforts are underway to determine whether those options will be exercised. PL&D currently holds a 46% interest in and is managing general partner of the partnership which is developing the project. The land related to this project is being leased from the U.S. Postal Service under a ground lease which expires in 2050.

      In addition to the project financing and guarantees disclosed in the first, second and third paragraphs of Footnote 11 to Notes to the Consolidated Financial Statements, the Company has advanced approximately $72.4 million to the partnership through December 31, 1994, of which approximately $1.4 million was advanced during 1994, primarily to paydown some of the principal portion of project debt which was renegotiated during 1993. In 1994, operations before principal repayment of debt created a positive cash flow on an annual basis for the first time.

      Two major loans on this property in aggregate totaling over $75 million were scheduled to mature in 1993. During 1993 both loans were extended for five additional years. To extend these loans, PL&D provided approximately $6 million in new funds which were used to reduce the principal balances of the loans. In 1994 and over the next four years, additional amortization will be required, some of which may not be covered by operating cash flow and, therefore, at least 80% of those funds not covered by operations will be provided by PL&D as managing general partner. Lease payments and loan amortization obligations at Rincon Center through 1997 are as follows: $6.9 million in 1995; $7.5 million in 1996; $7.3 million in 1997. Based on Company forecasts, it could be required to contribute as much as $10.4 million to cover these requirements not covered by project cash flow through 1997. Although management believes operating expenses will be covered by operating cash flow at least through 1997, the Company's share of project depreciation, which could be as much as $2 million annually, will not be covered through operating profit and, therefore, will continue to reduce the Company's reported earnings by that amount. In addition, interest rates on much of the debt financing covering Rincon Center are variable based on various rate indices. With the exception of approximately $20 million of the financing, none of the debt has been hedged or capped and is subject to market fluctuations. From time to time the, Company reviews the costs and anticipated benefits from hedging Rincon Center's interest rate commitments. Based on current costs to further hedge rate increases, the Company has elected not to provide any additional hedges at this time.

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

      During 1993 PL&D agreed, if necessary, to lend Pacific Gateway Properties (PGP), the other General Partner in the project, funds to meet its 20% share of cash calls. In return PL&D receives a priority return from the partnership on those funds and penalty fees in the form of rights to certain distributions due PGP by the partnership controlling Rincon. During 1993 and 1994, PL&D advanced $1.7 million and $.3 million, respectively, under this agreement, primarily to meet the principal payment obligations of the loan extensions described above.

      During 1994, a major commercial tenant with a lease running through 1996 indicated it may be vacating all or a portion of its 180,000 square feet of office space on or before the end of its lease. Although the exact status of the current tenant's intentions are still unknown, the space is being shown to potential tenants for possible 1997 occupancy.

      The Resort at Squaw Creek - During 1990, construction was completed on the 405-unit first phase of the hotel complex of this major resort-conference facility. In mid-December of that year, the resort was opened. In 1991, final work was completed on landscaping the golf course, as well as the remaining facilities to complete the first phase of the project. The first phase of the project includes a 405-unit hotel, 36,000 square feet of conference facilities, a Robert Trent Jones, Jr. golf course, 48 single-family lots, all but three of which had been sold or put under contract by early 1993, three restaurants, an ice skating rink, pool complex, fitness center and 11,500 square feet of various retail support facilities. The second phase of the project is planned to include an additional 409-unit hotel facility, 36 townhouses, 27,000 square feet of conference space, 5,000 square feet of retail space and a parking structure. No activity on the second phase will begin until stabilization is attained on phase one and market conditions warrant additional investment.

      While PL&D has an effective 18% ownership interest in this joint venture, it has additional financial commitments as described below.

      In addition to the project financing and guarantees disclosed in paragraphs four and five of Note 11 to Notes to the Consolidated Financial Statements, the Company has advanced approximately $72.6 million to the joint venture through December 31, 1994, of which approximately $3.2 million was advanced during 1994, for the cost of operating expenses and interest payments. Further, it is anticipated the project may require additional funding by PL&D before it reaches stabilization which may take several years. During 1992, the majority partner in the joint venture sold its interest to a group put together by an existing limited partner. As a part of that transaction, PL&D relinquished its managing general partnership position to the buying group, but retained a wide range of approval rights. The result of the transaction was to strengthen the financial support for the project and led to an extension of the bank financing on the project to mid-1995. The $48 million of bank financing on the project currently matures in May, 1995. Preliminary conversations have taken place with the project's lead bank and management anticipates extension or replacement of the loan. However, as with any real estate financing, there is no assurance that an extension or replacement financing will be available. In the event that were to happen, the property would be subject to foreclosure and possible sale at a value below the Company's present investment basis.

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

      The operating results of this project are weather sensitive. For example, a large snowfall in late 1994 helped improve results in the fourth quarter of 1994 and, for the full year the resort showed marked improvement over the previous year with funds available for debt service doubling as compared to 1993.

      Corte Madera, Marin County - After many years of intensive planning, PL&D obtained approval for a 151 single-family home residential development on its 85-acre site in Corte Madera and, in 1991, was successful in gaining water rights for the property. In 1992, PL&D initiated development on the site which was continued into 1993. This development is one of the last remaining in-fill areas in southern Marin County. In 1993, when PL&D decided to scale back its operations in California, it also decided to sell this development in a transaction which closed in early 1994. The transaction calls for PL&D to get the majority of its funds from the sale of residential units or upon the sixth anniversary of the sale whichever takes place first and, although indemnified, to leave in place certain bonds and other assurances previously given to the town of Corte Madera guaranteeing performance in compliance with approvals previously obtained. By year-end 1994, most of the infrastructure related to the development had been completed by the purchaser using equity funds. PL&D has agreed to subordinate its debt to a commercial lender who will be financing the building of housing units.


                                    Arizona

      I-10 West, Phoenix - In 1979, I-10 Industrial Park Developers ("I-10"), an Arizona partnership between Paramount Development Associates, Inc. (80%) and Mardian Development Company (20%), purchased approximately 160 acres of industrially zoned land located immediately south of the Interstate 10 Freeway, between 51st and 59th Avenues in the City of Phoenix. The project experienced strong demand through 1988. With the recent downturn in the Arizona real estate markets, sales have slowed. No sales were made in 1994, leaving approximately 13 acres unsold.

      Airport Commerce Center, Tucson - In 1982, the I-10 partnership purchased 112 acres of industrially zoned property near the Tucson International Airport. During 1983, the partnership added 54 acres to that project, bringing its total size to 166 acres. This project has experienced a low level of sales activity due to an excess supply of industrial property in the marketplace. However, the partnership built and fully leased a 14,600 square foot office/warehouse building in 1987 on a building lot in the park, which was sold during 1991. In 1990, the partnership sold 14 acres to a major airline for development as a processing center and, in 1992, sold a one acre parcel adjacent to the existing property. After experiencing no new sales in 1993, approximately 12 acres were sold in 1994 and currently an additional 9 acres are under agreement for sale in 1995. At year end, approximately 111 acres remain to be sold.

      Perini Central Limited Partnership, Phoenix - In 1985, PL&D (75%) entered into a joint venture with the Central United Methodist Church to master plan and develop approximately 4.4 acres of the church's property
  in midtown Phoenix.   Located adjacent to the Phoenix Art Museum and near
  the Heard Museum, the project is positioned to become the mixed use core of the newly formed Phoenix Arts District. In 1990, the project was successfully rezoned to permit development of 580,000 square feet of office, 37,000 square feet of retail and 162 luxury apartments. Plans for the first phase of this project, known as "The Coronado" have been put on hold pending improved market conditions. In 1993, PL&D obtained a three-year extension of the construction start date required under the original zoning and for the present is continuing to hold the project in abeyance.

      Grove at Black Canyon, Phoenix - The project consists of an office park complex on a 30-acre site located off of Black Canyon Freeway, a major Phoenix artery, approximately 20 minutes from downtown Phoenix. When complete, the project will include approximately 650,000 square feet of office, hotel, restaurant and/or retail space. Development, which began in 1986, is scheduled to proceed in phases as market conditions dictate. In 1987, a 150,000 square foot office building was completed within the park and now is 97% leased with approximately half of the building leased to a major area utility company. During 1993, PL&D (50%) successfully restructured the financing on the project by obtaining a seven-year extension with some amortization and a lower fixed interest rate. The annual amortization commitment is not currently covered by operating cash flow, which has caused PL&D to have to provide approximately $1.2 million in 1994 to cover the shortfall. In the near term it appears approximately $800,000 per year of support to cover loan amortization will continue to be required. No new development within the park was begun in 1994 nor were any land sales consummated. However, the lease covering space occupied by the major office tenant was extended an additional seven years to the year 2004 on competitive terms.

      Sabino Springs Country Club, Tucson - During 1990, the Tucson Board of Supervisors unanimously approved a plan for this 410-acre residential golf course community close to the foothills on the east side of Tucson. In 1991, that approval which had been challenged, was affirmed by the Arizona Supreme Court. When developed, the project will consist of 496 single-family homes and an 18-hole Robert Trent Jones, Jr. designed championship golf course and club. In 1993, PL&D recorded the master plat on the project and sold a major portion of the property to an international real estate company. Although it will require some infrastructure development before sale, PL&D still retains 33 estate lots for sale in future years.

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

  Insurance and Bonding

      All of the Company's properties and equipment, both directly owned or owned through partnerships or joint ventures with others, are covered by insurance, and management believes that such insurance is adequate. However, due to conditions in the insurance market, the Company's California properties, both directly owned and owned in partnership with others, are not fully covered by earthquake insurance.

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

  Employees

      The total number of personnel employed by the Company is subject to seasonal fluctuations, the volume of construction in progress and the relative amount of work performed by subcontractors. During 1994, the maximum number of employees employed was approximately 2,900 and the minimum was approximately 2,100.

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


  ITEM 2.   PROPERTIES

      Properties applicable to the Company's real estate development activities are described in detail by geographic area in Item 1. Business on pages 8 through 15. All other properties used in operations are summarized below:
                        Owned or   Approximate   Approximate
   Principal Offices    Leased by     Acres     Square Feet
                        Perini                    of Office
                                                    Space

   Framingham, MA       Owned            9        110,000

   Phoenix, AZ          Owned            1         22,000
   Southfield, MI       Leased           -         13,900

   San Francisco, CA    Leased           -          3,500
   Hawthorne, NY        Leased           -         12,500

   West Palm Beach, FL  Leased           -          5,000

   Los Angeles, CA      Leased           -          2,000
   Las Vegas, NV        Leased           -          3,000

   Atlanta, GA          Leased           -          1,700
   Chicago, IL          Leased           -         14,700

   Philadelphia, PA     Leased           -          2,100
                                        --        -------

                                        10        190,400
                                        ==        =======
   Principal Permanent Storage Yards

   Bow, NH                              70
                        Owned
   Framingham, MA                        6
                        Owned

   E. Boston, MA                         6
                        Owned

   Las Vegas, NV                         2
                        Leased
   Novi, MI                              3
                        Leased          --

                                        87
                                        ==

  The Company's properties are generally well maintained, in good condition, adequate and suitable for the Company purpose and fully utilized.




  ITEM 3.   LEGAL PROCEEDINGS

  On July 30, 1993, the U.S. District Court (D.C.) upheld the Contracting Officer's terminations for default, both dated May 11, 1990, on two adjacent contracts for subway construction between Mergentime-Perini (two joint ventures) and the Washington Metropolitan Area Transit Authority ("WMATA") and found the Mergentime Corporation, Perini Corporation and the Insurance Company of North America, the surety, jointly and severally liable to WMATA for damages in the amount of $16.5 million, consisting primarily of excess reprocurement costs. The court deferred ruling on the net value of the joint ventures' major claims against WMATA. Any such amounts awarded to the joint ventures could serve to offset the above damages award. Originally Mergentime Corporation was the sponsor and manager of both joint ventures with a 60% interest in each. Perini held the remaining 40%. The contracts were awarded in 1985 and 1986 but subsequently in 1987, Perini and Mergentime entered into an agreement whereby Perini withdrew from the joint ventures, but remained obligated to WMATA under the contracts. At that point, Mergentime assumed full control over the performance of both projects. After the termination of the joint ventures' contracts in May of 1990, Perini Corporation, acting independently, was awarded a separate contract by WMATA to finish these projects, both of which were successfully completed on schedule.

  Mergentime may be unable to meet its financial obligations under the award. In such event the Company, as a joint venture partner, could be liable for the entire amount. Currently, both parties have filed post-trial motions with the District Court attacking the decision and award. The successor judge is treating the judgement as one that is not a final judgment and thus not one from which an appeal lies pending rulings on the motions. It is anticipated that the Court's review of the case and the motions will require substantial time and effort. The Court has indicated that it intends to give the case the consideration it deserves. No date has been set for the continuation of the case.

  The ultimate financial impact, if any, of this judgment is not yet determinable, and therefore, no impact is reflected in the 1993 or 1994 financial statements.

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

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.



                                    PART II.

  ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER

            MATTERS

          The Company's common stock is traded on the American Stock Exchange under the symbol "PCR". The quarterly market price ranges (high-
          low) for 1994 and 1993 are summarized below:
                                       1994            1993
   Market Price Range per         High     Low     High     Low
   Common Share:
   Quarter Ended
     March 31                    13 7/8 - 11 1/4  18 5/8 - 14 1/8
     June 30                     13 3/8 - 10 7/8  14 7/8 - 13
     September 30                11 1/2 -  9 1/8  13 1/2 -  9 7/8
     December 31                 11 1/8 -  9 1/8  12 3/4 - 10 1/8



          For information on dividend payments, see Selected Financial Data in Item 6 below and "Dividends" under Management's Discussion and Analysis on Item 7 below.

          As of March 3, 1995, there was approximately 1,430 record holders of the Company's Common Stock.

  ITEM 6.   SELECTED FINANCIAL DATA


  SELECTED CONSOLIDATED FINANCIAL INFORMATION

  (In thousands, except per share data)

     OPERATING SUMMARY                                 1994            1993           1992            1991            1990

     Revenues
       Construction operations                     $  950,884     $1,030,341      $1,023,274      $  919,641      $  983,689
       Real estate operations                          61,161         69,775          47,578          72,267          31,331
                                                   ----------     ----------      ----------      ----------      ----------
          Total Revenues                           $1,012,045     $1,100,116      $1,070,852      $  991,908      $1,015,020
                                                   ----------     ----------      ----------      ----------      ----------

     Gross Profit                                  $   51,797     $   52,786      $   22,189          60,854      $   43,388
     General, Administrative & Selling
       Expenses                                       (42,985)       (44,212)        (41,328)        (48,530)        (46,841)
                                                   -----------    -----------     -----------     -----------     -----------
     Income (Loss) From Operations                 $    8,812     $    8,574      $  (19,139)     $   12,324      $   (3,453)

     Other Income (Expense), Net                         (856)         5,207             436           1,136           3,431
     Interest Expense                                  (7,473)        (5,655)         (7,651)         (9,022)         (6,238)
                                                   -----------    -----------     -----------     -----------     -----------
     Income (Loss) Before Income Taxes             $      483     $    8,126      $  (26,354)     $    4,438      $   (6,260)
     (Provision) Credit for Income Taxes                 (180)        (4,961)          9,370          (1,260)          3,685
                                                   -----------    -----------     -----------     -----------     -----------
     Net Income (Loss)                             $      303     $    3,165      $  (16,984)     $    3,178      $   (2,575)
                                                   -----------    -----------     -----------     -----------     -----------

     Per Share of Common Stock:
       Earnings (loss)                             $     (.42)    $      .24      $    (4.69)     $      .27      $    (1.20)
                                                   -----------    -----------     -----------     -----------     -----------
       Cash dividends declared                     $    -         $    -          $    -          $    -          $      .60
                                                   -----------    -----------     -----------     -----------     -----------
       Book value                                  $    23.79     $    24.49      $    23.29      $    28.96      $    28.48
                                                   -----------    -----------     -----------     -----------     -----------

     Weighted Average Number
       of Common Shares Outstanding                     4,380          4,265           4,079           3,918           3,916
                                                   -----------    -----------     -----------     -----------     -----------

     FINANCIAL POSITION SUMMARY

     Working Capital                               $   29,948     $   36,877      $   31,028      $   30,724      $   33,756
                                                   -----------    -----------     -----------     -----------     -----------
     Current Ratio                                     1.13:1         1.17:1          1.14:1          1.16:1          1.16:1
                                                   -----------    -----------     -----------     -----------     -----------

     Long-term Debt, less current
       maturities                                  $   76,986     $   82,366      $   85,755      $   96,294      $  100,912
                                                   -----------    -----------     -----------     -----------     -----------
     Stockholders' Equity                          $  132,029     $  131,143      $  121,765      $  138,644      $  136,682
                                                   -----------    -----------     -----------     -----------     -----------
     Ratio of Long-term Debt to Equity             $    .58:1          .63:1           .70:1           .69:1           .74:1
                                                   -----------    -----------     -----------     ----------      -----------

     Total Assets                                  $  482,500     $  476,378      $  470,696      $  498,574      $  509,707
                                                   -----------    -----------     -----------     ----------      -----------

     OTHER DATA

     Backlog at Year-end                           $1,538,779     $1,238,141      $1,169,553      $1,233,958      $1,091,077
                                                   -----------    -----------     -----------     ----------      -----------



                                     MANAGEMENT'S DISCUSSION AND ANALYSIS


  RESULTS OF OPERATIONS -
  1994 COMPARED TO 1993

  The Company's 1994 operations resulted in net income of $.3 million on revenues of $1.0 billion and a loss of 42 cents per common share (after giving effect to the dividend payments required on its preferred stock) compared to net income of $3.2 million or 24 cents per common share on revenues of $1.1 billion in 1993. In spite of the overall decrease in revenues during 1994, income from operations increased slightly compared to 1993 results. An increase in interest expense in 1994 and the non-recurring $1 million net gain after tax in 1993 from the sale by the Company of its 74%-ownership interest in Majestic Contractors Limited ("Majestic"), its Canadian pipeline subsidiary, contributed to the overall decrease in net income.

  Revenues were down from the record level established last year and amounted to $1.012 billion in 1994 compared to $1.100 billion in 1993, a decrease of $88 million (or 8%). This decrease resulted primarily from a net decrease in construction revenues of $79 million (or 8%) from $1.030 billion in 1993 to $.951 billion in 1994 due to a decrease in volume from building operations of $126 million (or 17%), from $752 million in 1993 to $626 million in 1994. The decrease in revenue from building operations was primarily due to the prolonged start-up phases on certain projects. This decrease was partially offset by an increase in revenues from civil and environmental construction operations of $47 million (or 17%), from $278 million in 1993 to $325 million in 1994, due to an increased heavy construction backlog going into 1994. In addition to the overall decrease in construction revenues, revenues from real estate operations decreased $8.6 million (or 12%), from $69.8 million in 1993 to $61.2 million in 1994, due primarily to the non-recurring sale ($23.2 million) in 1993 of a partnership interest in certain commercial rental properties in San Francisco and a $5.2 million decrease in land sales in Arizona. The decrease in real estate revenues was partially offset from the sale of two investment properties in 1994 ($8.3 million) and increased land sales in Massachusetts ($5.4 million) and California ($4.9 million).

  In spite of the 8% decrease in total revenues, the gross profit in 1994 decreased only $1.0 million (or 2%), from $52.8 million in 1993 to $51.8 million in 1994. The gross profit from construction operations decreased $1.1 million (or 2.3%), from $49.1 million in 1993 to $48.0 million in 1994, due to the negative profit impact from the reduction in building construction revenues referred to above and a loss from international operations resulting from unstable economic and political conditions in a certain overseas location where the Company is working. These decreases were partially offset by slightly higher margins on the construction work performed in 1994 (5.0% in 1994 compared with 4.8% in 1993) and a slight overall increase ($.1 million) in the gross profit from real estate operations, from $3.7 million in 1993 compared to $3.8 million in 1994.

  Total general, administrative and selling expenses decreased by $1.2 million (or 3%) in 1994, from $44.2 million in 1993 to $43.0 million in 1994 due to several factors, the more significant ones being a $2.1 million expense for severance incurred in 1993 in connection with re-engineering some of the business units, which was partially offset by the full year impact of expenses related to the acquisition referred to in
  Note 1 to Notes to the Consolidated Financial Statements.

  The decrease in other income (expense), net of $6.1 million, from income of $5.2 million in 1993 to a net loss of $.9 million in 1994 is primarily due to the pretax gain in 1993 of $4.6 million on the sale of Majestic and, to a lesser degree, an increase in other expenses in 1994, primarily bank fees.

  The increase in interest expense of $1.8 million (or 32%), from $5.7 million in 1993 to $7.5 million in 1994 primarily results from higher interest rates during 1994 and higher average level of borrowings.



  Looking ahead, we must consider the Company's construction backlog and remaining inventory of real estate projects. The overall construction backlog reached a record $1.539 billion at the end of 1994, an increase of $301 million (or 24%), from the $1.238 billion at the end of 1993. This backlog is well balanced over the various business units included in both the building and civil and environmental operating groups. Approximately 70% of this increase in backlog can be attributable to an increase in the backlog of heavy construction contracts. This increase could indicate a relative increase in higher margin heavy construction revenues in the future.

  With the sale of the final 21 acres during 1994, the Company's Villages of Palm Beach Lakes, Florida land inventory is completely sold out. Because of its low book value, sales of this acreage have provided a major portion of the Company's real estate profit in recent years. With this property fully sold, the Company's ability to generate profit from real estate sales and the related gross margin will be reduced. Between 1989 and 1994, property prices in general have fallen substantially due to the reduced liquidity in real estate markets and reduced demand. Recently, the Company has noted improvement in some property areas. This trend has had some effect on residential property sales which were closed in 1994. However, this trend is still not widespread nor proven to be sustainable. The Company's profitability will also be affected by the continuation of approximately $3 million of annual depreciation recognized through its share of ownership in joint venture properties which to date has not been fully covered by operating profit.

  RESULTS OF OPERATION -
  1993 COMPARED TO 1992

  The improved operating results in 1993 resulted in net income of $3.2 million (or $.24 per common share) compared to a net loss in 1992 of $17 million (or $4.69 per common share). The primary reason for this improvement was the nominal profit generated by real estate operations in 1993 compared to a $47 million operating loss in 1992 which included a $31.4 million pretax net realizable value writedown on certain real estate assets management decided to liquidate in the near term. However, profits from construction operations decreased due primarily to the mix of work performed in 1993, relatively more of the lower margin building work and relatively less of the higher margin heavy and pipeline construction work, the latter being due to the sale by the Company of its 74%-ownership interest in Majestic in January 1993.

  Revenues reached a new record for the second consecutive year and amounted to $1.100 billion in 1993 compared to $1.071 billion in 1992, an increase of $29 million (or 3%). This increase resulted primarily from a net increase in construction revenues of $7 million from $1.023 billion in 1992 to $1.030 billion in 1993 due primarily to an increase in volume from building operations of $113 million (or 19%), from $604 million in 1992 to $717 million in 1993 due to an increased backlog going into 1993 and certain fast-track hotel/casino projects included in the backlog, and to a lesser degree, a small increase in heavy construction revenues. These increases more than offset the $101 million decrease in revenues from pipeline construction due to the sale referred to above and a $14 million decrease from engineering services due to the sale of Monenco Group Ltd. ("Monenco") in the first quarter of 1992. In addition, revenues from real estate operations increased by $22.2 million, from $47.6 million in 1992 to $69.8 million in 1993 due primarily to the sale of a partnership interest in certain commercial rental properties in San Francisco ($23.2 million) and, to a lesser degree, a $7 million increase in land sales in Florida.

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

  Total general, administrative and selling expenses increased by $2.9 million (or 7%) in 1993, from $41.3 million in 1992 to $44.2 million in 1993 due to several factors, including $2.2 million related to the acquisition referred to in Note 1 to Notes to the Consolidated Financial Statements, a $2.1 million expense for severance incurred in connection with reengineering some of the business units, and additional personnel for the Company's ongoing heavy construction operations. These increases were partially offset by the $5.1 million decrease resulting from the sale of Majestic referred to above.

  The increase in other income of $4.8 million, from $.4 million in 1992 to

  $5.2 million in 1993 is due to the gain of $4.6 million on the sale of Majestic and a decrease in the deduction for minority interest, both of which were partially offset by the nonrecurring gain of $2 million from the sale of Monenco in 1992.

  The decrease in interest expense of $2 million (or 26%), from $7.7 million in 1992 to $5.7 million in 1993, primarily results from lower interest rates during 1993 and lower average borrowings due to the continued pay down of real estate and other debt, and, to a lesser degree, less interest expense related to Majestic due to the sale.

  The higher-than-normal tax rate in 1993 is due to additional tax provided on the gain on the sale of Majestic for the difference between the book and tax bases of the Company's investment in this subsidiary.

  FINANCIAL CONDITION

  CASH AND WORKING CAPITAL

  During 1994, the Company used $15.6 million in cash for investment activities, primarily to fund construction and real estate joint ventures; $7.4 million for financing activities, primarily to pay down company debt; and $5.0 million to fund operating activities, primarily changes in working capital. In the future, the Company has additional financial commitments to certain real estate joint ventures as described in Note 11 to Notes to the Consolidated Financial Statements.

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

  Since 1990, the Company has paid down $43.0 million of real estate debt on wholly-owned real estate projects (from $50.9 million to $7.9 million), utilizing proceeds from sales of property and general corporate funds. Similarly, real estate joint venture debt has been reduced by $151 million over the same period. As a result, the Company has reached a point at which revenues from further real estate sales that, in the past, have been largely used to retire real estate debt will be increasingly available to improve general corporate liquidity. With the exception of the major properties referred to in Note 11 to Notes to the Consolidated Financial Statements, this trend should continue over the next several years with debt on projects often being fully repaid prior to full project sell-out. On the other hand, the softening of the national real estate market coupled with problems in the commercial banking industry have significantly reduced credit availability for both new real estate development projects and the sale of completed product, sources historically relied upon by the Company and its customers to meet liquidity needs for its real estate development business. The Company has addressed this problem by relying on corporate borrowings, extending certain maturing real estate loans (with such extensions usually requiring pay downs and increased annual amortization of the remaining loan balance), suspending the acquisition of new real estate inventory, significantly reducing development expenses on certain projects, utilizing treasury stock in partial payment of amounts due under certain of its incentive compensation plans, utilizing cash internally generated from operations and, during the first quarter of 1992, selling its interest in Monenco. In addition, in January 1993, the Company sold its majority interest in Majestic for approximately $31.7 million in cash. Since Majestic had been fully consolidated, the net result to the Company was to increase working capital by $8 million and cash by $4 million. In addition, the Company implemented a company-wide cost reduction program in 1990, and again in 1991 and 1993 to improve long-term financial results and suspended the dividend on its common stock during the fourth quarter of 1990. Also, the Company increased the aggregate amount available under its revolving credit agreement from $70 million to $125 million during 1994. Management believes that cash generated from operations, existing credit lines and additional borrowings should probably be adequate to meet the Company's funding requirements for at least the next twelve months. However, the withdrawal of many commercial lending sources from both the real estate and construction markets and/or restrictions on new borrowings and extensions on maturing loans by these very same sources cause uncertainties in predicting liquidity. In addition to internally generated funds, the Company has access to additional funds under its $5 million short-term line of credit and its $125 million long-term revolving credit facility. At December 31, 1994, the Company has $5 million available under its short-term lines of credit and $63 million available under its revolving credit facility.

  The full amount available under the credit facilities may be borrowed during any fiscal quarter. However, financial covenants limiting the debt to equity ratio contained in the agreements governing these facilities limit the amount of borrowings which may be outstanding at the end of any fiscal quarter. Based on these covenants, $11 million of additional borrowing capacity was available at December 31, 1994. The financial covenants to which the Company is subject include minimum levels of working capital, debt/net worth ratio, net worth level and interest coverage, all as defined in the loan documents. The Company is in compliance with all of its covenants as of the most recent balance sheet date.

  The working capital current ratio stood at 1.13:1 at the end of 1994, compared to 1.17:1 at the end of 1993 and to 1.14:1 at the end of 1992. Of the total working capital of $29.9 million at the end of 1994, $10 million may not be converted to cash within the next 12-18 months.

  LONG-TERM DEBT

  Long-term debt was $77 million at the end of 1994 which represented a decrease of $5.4 million compared with $82.4 million at the end of 1993, which was a decrease of $3.4 million from the $85.8 million at the end of 1992. The ratio of long-term debt to equity improved to .58:1 at the end of 1994 compared to .63:1 at the end of 1993 and .70:1 at the end of 1992.

  STOCKHOLDERS' EQUITY

  The Company's book value per common share stood at $23.79 at December 31, 1994, compared to $24.49 per common share and $23.29 per common share at the end of 1993 and 1992, respectively. The major factors impacting stockholders' equity during the three-year period under review were results of operations, preferred dividends and treasury stock issued in partial payment of incentive compensation.

  At December 31, 1994, there were 1,449 common stockholders of record based on the stockholders list maintained by the Company's transfer agent.

  DIVIDENDS

  There were no cash dividends declared during the three year period ended December 31, 1994 on the Company's outstanding common stock. It is management's intent to recommend reinstating dividends on common stock once it is prudent to do so. In 1987, the Company issued 1,000,000 depositary convertible exchangeable preferred shares, each depositary share representing ownership of 1/10 of a share of $21.25 convertible exchangeable preferred stock. During the three-year period ended December 31, 1994, the Board of Directors declared regular quarterly cash dividends of $5.3125 per share for the annual total of $21.25 per share (equivalent to quarterly dividends of $.53125 per depositary share for an annual total of $2.125 per depositary share). Dividends on preferred shares are cumulative and are payable quarterly before any dividends may be declared or paid on the common stock of the Company (see Note 7 to Notes to the Consolidated Financial Statements).


  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Reports of Independent Public Accountants, Consolidated Financial Statements, and Supplementary Schedules, are set forth on the pages that follow in this Report and are hereby incorporated herein.


  ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                   PART III.

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving election of directors in connection with the Annual Meeting of Stockholders to be held on May 18, 1995 (the "Proxy Statement"), which section is incorporated herein by reference.
          The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1994 pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended.

          Listed below are the names, offices held, ages and business experience of all executive officers of the Company.



                                 Year First Elected to Present
   Name, Offices Held and Age    Office and Business Experience

   David B. Perini, Director,    He has served as a Director,
   Chairman, President and Chief President, Chief Executive Officer
   Executive Officer - 57        and Acting Chairman since 1972.  He
                                 became Chairman on March 17, 1978 and
                                 has worked for the Company since 1962
                                 in various capacities.  Prior to
                                 being elected President, he served as
                                 Vice President and General Counsel.

   Richard J. Rizzo,             He has served in this capacity since
   Executive Vice President,     January, 1994, which entails overall
   Building Construction - 51    responsibility for the Company's
                                 building construction operations.
                                 Prior thereto, he served as President
                                 of Perini Building Company (formerly
                                 known as Mardian Construction Co.)
                                 since 1985, and in various other
                                 operating capacities since 1977.

   John H. Schwarz, Executive    He has served as Executive Vice
   Vice President, Finance and   President, Finance and Administration
   Administration of the Company since August, 1994, and as Chief
   and Chief Executive Officer   Executive Officer of Perini Land and
   of Perini Land and            Development Company, which entails
   Development Company - 56      overall responsibility for the
                                 Company's real estate operations
                                 since April, 1992.  Prior to that, he
                                 served as Vice President, Finance and
                                 Controls of Perini Land and
                                 Development Company.  Previously, he
                                 served as Treasurer from August,
                                 1984, and Director of Corporate
                                 Planning since May, 1982.  He joined
                                 the Company in 1979 as Manager of
                                 Corporate Development.

   Donald E. Unbekant, Executive He has served in this capacity since
   Vice President, Civil and     January, 1994, which entails overall
   Environmental Construction -  responsibility for the Company's
   63                            civil and environmental construction
                                 operations.  Prior thereto, he served
                                 in the Metropolitan New York Division
                                 of the Company as President since
                                 1992, Vice President and General
                                 Manager since 1990 and Division
                                 Manager since 1984.



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


                                    PART IV.

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                      PERINI CORPORATION AND SUBSIDIARIES

  (a)1. The following financial statements and supplementary financial information are filed as part of this report:
                                                             Pages
   Financial Statements of the Registrant

   Consolidated Balance Sheets as of December 31, 1994 and   29 - 30
   1993

   Consolidated Statements of Operations for the three years 31 ended December 31, 1994, 1993 and 1992

   Consolidated Statements of Stockholders' Equity for the   32
     three years ended December 31, 1994, 1993 and 1992

   Consolidated Statements of Cash Flows for the three years 33 - 34 ended December 31, 1994, 1993 and 1992

   Notes to Consolidated Financial Statements                35 - 48

   Report of Independent Public Accountants                  49

  (a)2. The following financial statement schedules are filed as part of this report:

                                                         Pages

   Report of Independent Public Accountants on Schedules 50


   Schedule II -- Valuation and Qualifying Accounts and  51
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

  (a)3.   Exhibits

          The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on pages 52 and 53. The Company will furnish a copy of any exhibit not included herewith to any holder of the Company's common and preferred stock upon request.

  (b) During the quarter ended December 31, 1994, the Registrant made no filings on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   PERINI CORPORATION
                                   (Registrant)

  Dated:  March 22, 1995
                                   David B. Perini
                                   Chairman, President and
                                   Chief Executive Officer

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.
                Signature                    Title               Date


   (i)  Principal Executive Officer
        David B. Perini
                                    Chairman, President and
                                    Chief Executive Officer
   ---------------------                                    March 22, 1995
   David B. Perini

   (ii) Principal Financial Officer
        John H. Schwarz             Executive Vice
                                    President,
                                    Finance &
                                    Administration
   ----------------------                                   March 22, 1995
   John H. Schwarz

   (iii) Principal Accounting
   Officer
         Barry R. Blake             Vice President and
                                    Controller
   -------------------------                                March 22, 1995
   Barry R. Blake
  (iv)  Directors

         David B. Perini           )
         Joseph R. Perini          ) By
         Richard J. Boushka        )
         Marshall M. Criser        ) ---------------------
         Thomas E. Dailey          ) David B. Perini
         Albert A. Dorman          )
         Arthur J. Fox, Jr.        ) Attorney in Fact
         Nancy Hawthorne           ) Dated:  March 22, 1995
         John J. McHale            )
         Jane E. Newman            )
         Bart W. Perini            )


  Consolidated Balance Sheets
  December 31, 1994 and 1993

  (In thousands except per share data)

  Assets
                                                            1994      1993
   CURRENT ASSETS:
     Cash, including cash equivalents of $3,518 and       $  7,841  $ 35,871
       $20,354 (Note 1)
     Accounts and notes receivable, including retainage    151,620   123,009
       of $63,344 and $45,084
     Unbilled work (Note 1)                                 20,209    14,924
     Construction joint ventures (Notes 1 and 2)            66,346    61,156
     Real estate inventory, at the lower of cost or         11,525    11,666
       market (Note 1)

     Deferred tax asset (Notes 1 and 5)                      6,066     7,702
     Other current assets                                    3,041     3,274
                                                          --------  --------
       Total current assets                               $266,648  $257,602
                                                          --------  --------

   REAL ESTATE DEVELOPMENT INVESTMENTS:
     Land held for sale or development (including land
       development costs) at the lower of cost or market $ 43,295 $ 48,011 (Note 1)
     Investments in and advances to real estate joint
       ventures (Notes 1, 2 and 11)                        148,843   138,095
     Real estate properties used in operations, less
       accumulated depreciation of $3,698 and $3,638         6,254    12,678
     Other                                                      80       -
                                                          --------  --------
       Total real estate development investments          $198,472  $198,784
                                                          --------  --------

   PROPERTY AND EQUIPMENT, at cost:
     Land                                                 $  1,134  $  1,451
     Buildings and improvements                             12,505    15,566
     Construction equipment                                 16,397    16,440
     Other equipment                                        12,552    11,625
                                                          --------  --------
                                                          $ 42,588  $ 45,082
     Less - Accumulated depreciation (Note 1)               29,082    28,986
                                                          --------  --------
       Total property and equipment, net                  $ 13,506  $ 16,096
                                                          --------  --------

   OTHER ASSETS:
     Other investments                                    $  2,174     2,188
     Goodwill (Note 1)                                       1,700     1,708
                                                          --------  --------
       Total other assets                                 $  3,874  $  3,896
                                                          --------  --------

                                                          $482,500  $476,378
                                                          ========  ========


  The accompanying notes are an integral part of these financial statements.




  Liabilities and Stockholders' Equity

                                                          1994       1993
   CURRENT LIABILITIES:
     Current maturities of long-term debt (Note 4)     $  5,022    $  7,617
     Accounts payable, including retainage of $52,224   140,454     136,231
       and $45,508
     Deferred contract revenue (Note 1)                  38,929      25,867
     Accrued expenses                                    52,295      47,827
     Accrued income taxes (Notes 1 and 5)                  -          3,183
                                                       ---------   --------
       Total current liabilities                       $236,700    $220,725
                                                       ---------   --------

   DEFERRED INCOME TAXES AND OTHER LIABILITIES         $ 33,488    $ 38,794
     (Notes 1 and 5)                                   --------    ---------

   LONG-TERM DEBT, less current maturities included
     above (Note 4):
     Real estate development                           $  6,502    $ 11,382
     Other                                               70,484      70,984
                                                       ---------   ---------
       Total long-term debt                            $ 76,986    $ 82,366
                                                       ---------   ---------

   MINORITY INTEREST (Note 1)                          $  3,297    $  3,350
                                                       ---------   ---------

   CONTINGENCIES AND COMMITMENTS (Note 11)

   STOCKHOLDERS' EQUITY (Notes 1, 7, 8, 9 and 10):
     Preferred stock, $1 par value -
       Authorized - 1,000,000 shares
       Issued and outstanding - 100,000 shares
         ($25,000 aggregate liquidation preference)    $    100    $    100
     Series A junior participating preferred stock,
       $1 par value -
       Authorized - 200,000                                 -           -
       Issued - none
     Common stock, $1 par value -
       Authorized - 15,000,000 and 7,500,000 shares
       Issued - 4,985,160 shares                          4,985       4,985
     Paid-in surplus                                     59,001      59,875
     Retained earnings                                   81,772      83,594
     ESOT related obligations                            (6,009)     (6,982)
                                                       ---------   ---------
                                                       $139,849    $141,572

     Less - Common stock in treasury, at cost -           7,820      10,429
       490,674 shares and 654,353 shares               ---------   ---------

       Total stockholders' equity                      $132,029    $131,143
                                                       --------    ---------

                                                       $482,500    $476,378
                                                       ========    ========


  Consolidated Statements of Operations
  For the years ended December 31, 1994, 1993 & 1992

  (In thousands, except per share data)

                                          1994         1993          1992

   REVENUES (Notes 2 and 13)          $1,012,045   $1,100,116    $1,070,852
                                      -----------  -----------   -----------

   COSTS AND EXPENSES (Notes 2 and
   10):
     Cost of operations               $  960,248   $1,047,330    $1,048,663
     General, administrative and          42,985       44,212        41,328
       selling expenses               -----------  -----------   -----------
                                      $1,003,233   $1,091,542    $1,089,991
                                      -----------  -----------   -----------

   INCOME (LOSS) FROM OPERATIONS      $    8,812   $    8,574    $  (19,139)
   (Note 13)                          -----------  -----------   -----------

     Other income (expense), net            (856)       5,207           436
       (Note 6)
     Interest expense, net of             (7,473)      (5,655)       (7,651)
       capitalized amounts            -----------  -----------   -----------
       (Notes 1, 3 and 4)

   INCOME (LOSS) BEFORE INCOME TAXES  $      483   $    8,126    $  (26,354)

   (Provision) credit for income            (180)      (4,961)        9,370
      taxes (Notes 1 and 5)           -----------  -----------   -----------

   NET INCOME (LOSS)                  $      303   $    3,165    $  (16,984)
                                      ==========   ==========    ===========


   EARNINGS (LOSS) PER COMMON SHARE   $     (.42)  $      .24    $    (4.69)
     (Note 1)                         ===========  ==========    ===========



  The accompanying notes are an integral part of these financial statements.

   Consolidated Statements of Stockholders' Equity
    For the Years Ended December 31, 1994, 1993 & 1992

    (In thousands, except per share data)
                                                                                Cumulative      ESOT
                                   Preferred    Common   Paid-In    Retained    Translation    Related      Treasury
                                   Stock        Stock    Surplus    Earnings    Adjustment    Obligation    Stock

     Balance-December 31, 1991       $100       $4,985   $60,627    $101,663    $(3,035)      $(8,736)      $(16,960)
     Net Income (loss)                 -           -         -       (16,984)       -             -              -

     Preferred stock-cash
     dividends declared ($21.25
     per share*)                       -           -         -        (2,125)       -             -              -
     Treasury stock issued in
     partial payment of incentive
     compensation                      -           -        (606)        -          -             -            3,642
     Restricted stock awarded          -           -          (2)        -          -             -                9

     Translation adjustment            -           -         -           -       (1,661)          -              -
     Payments related to ESOT
     notes                             -           -         -           -          -             848            -

     Balance-December 31, 1992       $100       $4,985   $60,019    $ 82,554    $(4,696)      $(7,888)      $(13,309)
     Net income                        -           -         -         3,165        -             -              -

     Preferred stock-cash
     dividends declared ($21.25
     per share*)                       -           -         -        (2,125)       -             -              -
     Treasury stock issued in
     partial payment of incentive
     compensation                      -           -        (143)        -          -             -            2,872
     Restricted stock awarded          -           -          (1)        -          -             -                8

     Related to Sale of Majestic
                                       -           -         -           -        4,696           -              -
     Payments related to ESOT
     notes                             -           -         -           -          -             906            -

     Balance-December 31, 1993       $100       $4,985   $59,875    $ 83,594    $   -         $(6,982)      $(10,429)

     Net Income                        -          -         -            303        -            -              -

     Preferred stock-cash
     dividends declared
     ($21.25 per share*)               -          -         -         (2,125)       -            -              -
     Treasury stock issued in
     partial payment of
     incentive compensation            -          -         (835)       -           -            -             2,444

     Restricted stock awarded          -          -          (39)       -           -            -               165
     Payments related to ESOT
     notes                             -          -         -           -           -             973           -
     Balance-December 31, 1994       $100       $4,985   $59,001    $ 81,772    $   -         $(6,009)      $ (7,820)



  *Equivalent to $2.125 per depositary share (see Note 7).

  The accompanying notes are an integral part of these financial statements.


  Consolidated Statements of Cash Flows
  For the years ended December 31, 1994, 1993 & 1992

  (In thousands)


                                              1994       1993       1992

   Cash Flows from Operating Activities:
   Net income (loss)                        $    303   $  3,165   $(16,984)

   Adjustments to reconcile net income
     (loss) to net cash from operating
     activities -
     Depreciation and amortization             2,879      3,515      6,297

     Non-current deferred taxes and other     (5,306)    11,239    (13,236)
     liabilities

     Distributions greater (less) than
       earnings of joint ventures              2,995     (2,821)     9,412
       and affiliates
     Writedown of certain real estate            -          -       31,368
       properties

     Gain on sale of Monenco (Note 6)            -          -       (1,976)
     Gain on sale of Majestic                    -       (4,631)       -
      (Notes 1 and 6)

     Gain on sale of fixed assets               (105)      (299)      (570)

     Minority interest, net                      (53)       (78)     2,001
     Cash provided from (used by) changes
       in components of working capital
       other than cash, notes payable and    (14,119)   (19,653)    35,819
       current maturities
       of long-term debt

     Real estate development investments      11,451     10,908      6,253
       other than joint ventures

     Other non-cash items, net                (3,073)    (2,922)    (2,972)
                                            ---------  ---------  ---------

     NET CASH FROM OPERATING ACTIVITIES     $ (5,028)  $ (1,577)  $ 55,412
                                            ---------  ---------  ---------


   Cash Flows from Investing Activities:

     Proceeds from sale of property and     $    989   $  1,344   $  1,890
       equipment
     Cash distributions of capital from
       unconsolidated joint ventures          13,112      4,977      3,413

     Acquisition of property and equipment    (2,493)    (4,387)    (4,044)

     Improvements to land held for sale or      (334)    (4,227)    (4,341)
       development
     Improvements to and acquisitions of
       real estate properties used in           (140)      (614)    (6,310)
       operations

     Capital contributions to                (20,199)   (24,579)    (8,425)
       unconsolidated joint ventures
     Advances to real estate joint            (6,559)   (16,031)   (12,091)
       ventures, net

     Proceeds from sale of Monenco shares        -          -       14,180

     Proceeds from sale of Majestic, net         -        4,377        -
       of subsidiary's cash
     Investments in other activities              14        -           (3)
                                            ---------  ---------  ---------

     NET CASH USED BY INVESTING ACTIVITIES  $(15,610)  $(39,140)  $(15,731)
                                            ---------  ---------  ---------
   Consolidated Statements of Cash Flows (Continued)
   For the years ended December 31, 1994, 1993 & 1992

   (In thousands)

   Cash Flows from Financing Activities:

     Proceeds from long-term debt           $  3,127   $  8,014   $  9,571
     Repayment of long-term debt             (10,129)   (11,600)   (17,590)

     Cash dividends paid                      (2,125)    (2,125)    (2,125)
     Treasury stock issued                     1,735      2,736      3,043
                                            ---------  ---------  ---------

     NET CASH USED BY FINANCING ACTIVITIES  $ (7,392)  $ (2,975)  $ (7,101)
                                            ---------  ---------  ---------


   Effect of Exchange Rate Changes on Cash  $    -     $    -     $   (831)
                                            ---------  ---------  ---------

   Net Increase (Decrease) in Cash          $(28,030)  $(43,692)  $ 31,749
   Cash and Cash Equivalents at Beginning     35,871     79,563     47,814
     of Year                                ---------  ---------  ---------

   Cash and Cash Equivalents at End of      $  7,841   $ 35,871     79,563
     Year                                   =========  =========  =========

   Supplemental Disclosures of Cash Paid
     During the Year For:

     Interest, net of amounts capitalized   $  7,308   $  5,947   $ 10,995
                                            =========  =========  =========
     Income tax payments (refunds)          $  1,176   $    843   $ (2,603)
                                            =========  =========  ========



  The accompanying notes are an integral part of these financial statements.



  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  For the Years Ended December 31, 1993, 1992 & 1991

  [1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  [a] Principles of Consolidation
  The consolidated financial statements include the accounts of Perini Corporation, its subsidiaries and certain majority-owned real estate joint ventures (the "Company"). All subsidiaries are wholly-owned except Majestic Contractors Limited ("Majestic"), which was approximately 74%- owned and Perland Environmental Technologies, Inc. ("Perland"), which was approximately 90%-owned until October 1994 when it became 100%-owned. All significant intercompany transactions and balances have been eliminated in consolidation. Non-consolidated joint venture interests are accounted for on the equity method with the Company's share of revenues and costs in these interests included in "Revenues" and "Cost of Operations," respectively, in the accompanying consolidated statements of operations. All significant intercompany profits between the Company and its joint ventures have been eliminated in consolidation. Taxes are provided on joint venture results in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes".

  In January 1993, the Company sold its 74%-ownership in Majestic, its Canadian pipeline construction subsidiary, for $31.7, million, which resulted in an after tax gain of approximately $1.0 million.

  Effective July 1, 1993, the Company acquired Gust K. Newberg Construction Co.'s ("Newberg") interest in certain construction projects and related equipment. The purchase price for the acquisition was (i) approximately $3 million in cash for the equipment paid by a third party leasing company, which in turn simultaneously entered into an operating lease agreement with the Company for the use of said equipment, (ii) the greater of $1 million or 25% of the aggregate pretax earnings during the period from April 1, 1993 through December 31, 1994, net of payments accruing to Newberg as described in (iii) below, and (iii) 50% of the aggregate of net profits earned from each project from April 1, 1993 through December 31, 1994 and, with regard to one project, through December 31, 1995. This acquisition has been accounted for as a purchase. If this acquisition had been consummated as of January 1, 1992, the 1992 and 1993 pro forma results would have been, respectively, Revenues of $1,164,444,000 and $1,134,264,000 and Net Income (Loss) of $(14,935,000) ($(4.18) per common share) and $3,724,000 ($.37 per common share).

  [b] Translation of Foreign Currencies
  The accounts of the former Canadian subsidiary were translated in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, under which translation adjustments are accumulated directly as a separate component of stockholders' equity. Gains and losses on foreign currency transactions are included in results of operations during the period in which they arise.

  [c] Method of Accounting for Contracts
  Profits from construction contracts and construction joint ventures are generally recognized by applying percentages of completion for each year to the total estimated profits for the respective contracts. The percentages of completion are determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. When the estimate on a contract indicates a loss, the Company's policy is to record the entire loss. The cumulative effect of revisions in estimates of total cost or revenue during the course of the work is reflected in the accounting period in which the facts that caused the revision became known. An amount equal to the costs attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable. Profit from claims is recorded in the year such claims are resolved.

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

  [d] Methods of Accounting for Real Estate Operations
  All real estate sales are recorded in accordance with SFAS No. 66. Gross profit is not recognized in full unless the collection of the sale price is reasonably assured and the Company is not obliged to perform significant activities after the sale. Unless both conditions exist, recognition of all or a part of gross profit is deferred.

  The gross profit recognized on sales of real estate is determined by relating the estimated total land, land development and construction costs of each development area to the estimated total sales value of the property in the development. Real estate investments are stated at the lower of cost, which includes applicable interest and real estate taxes during the development and construction phases, or market. The market or net realizable value of a development is determined by estimating the sales value of the development in the ordinary course of business less the estimated costs of completion (to the stage of completion assumed in determining the selling price), holding and disposal. Estimated sales values are forecast based on comparable local sales (where applicable), trends as foreseen by knowledgeable local commercial real estate brokers or others active in the business and/or project specific experience such as offers made directly to the Company relating to the property. If the net realizable value of a development is less than the cost of a development, a provision is made to reduce the carrying value of the development to net realizable value. A provision (or writedown to net realizable value) amounted to $31.4 million in 1992. At present, the Company believes its remaining real estate properties are carried at amounts at or below their net realizable values considering the expected timing of their disposal.Interest expense incurred by the Company and capitalized during the development or construction phase amounted to zero in 1994 and $.2 million per year in 1993 and 1992.

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

  [g] Income Taxes
  The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," (see Note 5).

  It is the policy of the Company to accrue appropriate U.S. and foreign income taxes on earnings of foreign subsidiaries which are intended to be remitted to the Company.

  [h] Earnings (Loss) Per Common Share
  Computations of earnings (loss) per common share amounts are based on the weighted average number of common shares outstanding during the respective periods. During the three-year period ended December 31, 1994, earnings
  (loss) per common share reflect the effect of preferred dividends accrued during the year. Common stock equivalents related to additional shares of common stock issuable upon exercise of stock options (see Note 9) have not been included since their effect would be immaterial or antidilutive. Earnings (loss) per common share on a fully diluted basis are not presented because the effect of conversion of the Company's depositary convertible exchangeable preferred shares into common stock is antidilutive.

  [i] Cash and Cash Equivalents
  Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

  [j] Reclassifications
  Certain prior year amounts have been reclassified to be consistent with the current year classifications.




  [2] JOINT VENTURES

  The Company, in the normal conduct of its business, has entered into certain partnership arrangements, referred to as "joint ventures," for construction and real estate development projects. Each of the joint venture participants is usually committed to supply a predetermined percentage of capital, as required, and to share in a predetermined percentage of the income or loss of the project. Summary financial information (in thousands) for construction and real estate joint ventures accounted for on the equity method for the three years ended December 31, 1994 follows:

   CONSTRUCTION JOINT VENTURES

   Financial position at December 31,    1994        1993      1992

     Current assets                    $232,025    $241,905  $216,568
     Property and equipment, net         19,386      17,228    18,203
     Current liabilities               (132,326)   (151,181) (155,026)
                                       ---------   --------- ---------
     Net assets                        $119,085    $107,952  $ 79,745
                                       =========   ========= =========

   Operations for the year ended
   December 31,                          1994        1993      1992

     Revenue                           $544,546    $626,327  $487,758
     Cost of operations                 505,347     574,383   445,494
                                       ---------   --------  --------
     Pretax income                     $ 39,199    $ 51,944  $ 42,264
                                                   ========= =========
                                       =========

   Company's share of joint ventures
     Revenue                           $241,784    $293,547  $254,265
     Cost of operations                 224,039     272,137   231,564
                                       ---------   --------  --------
     Pretax income                     $ 17,745    $ 21,410  $ 22,701
                                       =========   ========= =========

     Equity                            $ 66,346    $ 61,156  $ 29,654
                                       =========   ========= =========

   REAL ESTATE JOINT VENTURES

   Financial position at December 31,    1994        1993      1992


     Property held for sale or         $ 28,885    $ 35,855  $ 17,902
   development
     Investment properties, net         177,258     191,606   243,477
     Other assets                        62,101      61,060    59,688
     Long-term debt                     (77,968)   (103,090) (151,538)
     Other liabilities*                (277,184)   (256,999) (229,865)
                                       ---------   --------- ---------
     Net assets (liabilities)          $(86,908)   $(71,568) $(60,336)
                                       =========   ========= =========


   Operations for the year ended         1994        1993      1992
   December 31,

     Revenue                           $ 58,326    $ 83,710  $ 64,776
                                       ---------   --------- --------
     Cost of operations -
       Depreciation                    $  7,245    $  8,660  $  9,469
       Other                             71,211      92,963    86,354
                                       ---------   --------- ---------
                                       $ 78,456    $101,623  $ 95,823
                                       ---------   --------- ---------
     Pretax income (loss)              $(20,130)   $(17,913) $(31,047)
                                       =========   ========= =========

   Company's share of joint ventures
     Revenue                           $ 27,059    $ 43,590  $ 27,118
                                       ---------   --------- ---------
     Cost of operations -
       Depreciation                    $  3,323    $  4,033  $  4,581
       Other                             26,682      40,716    36,105
                                       ---------   --------- ---------
                                       $ 30,005    $ 44,749  $ 40,686
                                       ---------   --------- ---------
     Pretax income (loss)              $ (2,946)   $ (1,159) $(13,568)
                                       =========   ========= =========

     Equity **                         $(33,091)   $(27,768) $(23,542)
                                       =========   ========= =========

  * Included in "Other liabilities" are advances from joint venture partners in the amount of $207.4 million in 1992, $236.8 million in 1993, and $259.3 million in 1994. Of the total advances from joint venture partners, $150.6 million in 1992, $165.9 million in 1993, and $181.9 million in 1994 represented advances from the Company.

  ** When the Company's equity in a real estate joint venture is combined with advances by the Company to that joint venture, each joint venture has a positive investment balance at December 31, 1994.


  [3] NOTES PAYABLE TO BANKS

  During 1994 and 1993, the Company maintained unsecured short-term lines of credit totaling $18 million. In support of these credit lines, the Company paid fees approximating 1/4 of 1% of the amount of the lines. All but $5 million of such lines were canceled as of December 12, 1994 upon the effective date of the expanded credit agreement referred to in Note 4 below. Information relative to the Company's short-term debt activity under such lines in 1994 and 1993 follows (in thousands):

                                                1994     1993
   Borrowings during the year:
     Average                                   $10,992  $ 8,451
     Maximum                                   $18,000  $18,000
     At year-end                               $   -    $   -

   Weighted average interest rates:
     During the year                              7.4%     6.2%
     At year-end                                   -        -


  [4] LONG-TERM DEBT

  Long-term debt of the Company at December 31, 1994 and 1993 consists of the following (in thousands):

                                                      1994      1993

   Real Estate Development:

   Industrial revenue bonds, at 65% of prime,       $ 1,310  $ 1,683
     payable in semi-annual installments
   Mortgages on real estate, at rates ranging from
     prime plus 1 1/2% to 10.82%, payable in          6,588   16,027
     installments                                   -------  -------
   Total                                            $ 7,898  $17,710
   Less - current maturities                          1,396    6,328
                                                    -------  -------
     Net real estate development long-term debt     $ 6,502  $11,382
                                                    =======  =======

   Other:

   Revolving credit loans at an average rate of     $62,000  $60,000
     8.6% in 1994 and 5.8% in 1993
   ESOT Notes at 8.24%, payable in semi-annual        5,396    6,238
     installments (Note 7)
   Industrial revenue bonds at various rates,         4,000    4,000
     payable in installments to 2005

   Total                                            $74,110  $72,273
   Less - current maturities                          3,626    1,289
                                                    -------  -------
     Net other long-term debt                       $70,484  $70,984
                                                    =======  =======

  Payments required under these obligations amount to approximately $5,022 in 1995, $1,945 in 1996, $63,999 in 1997, $4,841 in 1998, $2,201 in 1999
  and $4,000 for the years 2000 and beyond.

  Effective December 12, 1994, the Company entered into a new revolving credit agreement with a group of major banks which provides for, among other things, the Company to borrow up to an aggregate of $125 million (aggregate limit under previous agreements was $85 million), with a $25 million maximum of such amount also being available for letters of credit. The Company may choose from three interest rate alternatives including a prime-based rate, as well as other interest rate options based on LIBOR (London inter-bank offered rate) or participating bank certificate of deposit rates. Borrowings and repayments may be made at any time through December 6, 1997, at which time all outstanding loans under the agreement must be paid or otherwise refinanced. The Company must pay a commitment fee of 1/2 of 1% annually on the unused portion of the commitment.

  The aggregate $125 million commitment is subject to permanent partial reductions based on certain events, as defined, such as proceeds from real estate sales over a defined annual minimum, certain claims and future equity offerings.



  The revolving credit agreement, as well as certain other loan agreements, provides for, among other things, maintaining specified working capital and tangible net worth levels and, additionally, imposes limitations on indebtedness and future investment in real estate development projects.

  [5] INCOME TAXES

  The Company accounts for income taxes in accordance with SFAS No. 109. This standard determines deferred income taxes based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities, given the provisions of enacted tax laws.


  The (provision) credit for income taxes is comprised of the following (in thousands):

                               Federal     Foreign     State    Total
     1994
   Current                     $   -      $   -      $   (21)  $   (21)
   Deferred                       (108)       -          (51)     (159)
                               --------   --------   --------  --------
                               $  (108)   $   -      $   (72)  $  (180)
                               ========   ========   ========  ========

     1993
   Current                     $(2,824)   $   -      $  (430)  $(3,254)
   Deferred                     (1,808)       -          101    (1,707)
                               --------   --------   --------  --------
                               $(4,632)   $   -      $  (329)  $(4,961)
                               ========   ========   ========  ========

     1992
   Current                     $    -     $(5,486)   $  (325)  $(5,811)

   Deferred                     13,236        814      1,131    15,181
                               -------    --------   -------   --------
                               $13,236    $(4,672)   $   806   $ 9,370
                               =======    ========   =======   ========

   The domestic and foreign components of income (loss) before income taxes are as follows (in thousands):


                                            U.S.     Foreign     Total

   1994                                   $   483    $   -     $    483

   1993                                   $  8,126   $   -     $  8,126

   1992                                   $(42,238)  $15,884   $(26,354)


   The table below reconciles the difference between the statutory federal income tax rate and the effective rate provided in the statements of operations.

                                          1994       1993      1992

   Statutory federal income                34%         34%     (34)%
   tax rate
   State income taxes, net of               4           2       (1)
   federal tax benefit
   Sale of Canadian                         -          24        -
   subsidiary
   Goodwill and other                      (1)          1       (1)
                                          ----       -----     ----
                                           37%         61%     (36)%
                                          ====       =====     =====

  The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 1994 and 1993 (in thousands):

                                        1994                    1993

                                          Deferred    Deferred    Deferred
                               Deferred     Tax         Tax         Tax
                              Tax Assets Liabilities  Assets     Liabilities


   Provision for estimated     $ 6,203     $   -       $ 9,684     $   -
     losses
   Contract losses                 887         -         2,841         -
   Joint ventures -                -         8,088         -         6,996
     construction
   Joint ventures - real           -        25,668         -        18,078
     estate
   Timing of expense            13,867         -         5,012         -
     recognition
   Capitalized carrying            -         1,776         -         2,301
     charges
   Net operating loss            5,960         -           916         -
     carryforwards
   Alternative minimum tax       2,300         -         3,567         -
     credit carryforwards
   General business tax          3,637         -         4,038         -
     credit carryforwards

   Foreign tax credit              978         -         1,352         -
     carryforwards
   Other, net                      685         -           422         -
                               --------    --------    --------    --------
                               $34,517     $35,532     $27,832     $27,375
   Valuation allowance for      (1,846)        -        (2,251)        -
     deferred tax assets       --------    --------    --------    --------
   Total                       $32,671     $35,532     $25,581     $27,375
                               ========    ========    ========    =========


  The net of the above is deferred taxes in the amount of $2,861 in 1994 and $1,794 in 1993 which is classified in the respecitve Consolidated Balance Sheets as follows:

                                                      1994    1993
   Long-term deferred tax liabilities (included in $8,927 $9,496 "Deferred Income Taxes and
     Other Liabilities")
   Short-term Deferred Tax Asset                      6,066   7,702
                                                     ------  ------
                                                     $2,861  $1,794
                                                     ======  ======



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

  At December 31, 1994, the Company has unused tax credits and net operating loss carryforwards for income tax reporting purposes which expire as follows (in thousands):

                Unused Investment    Foreign    Net Operating Loss
                   Tax Credits     Tax Credits    Carryforwards

   1995-1998         $   20          $  978          $   -
   1999-2004          3,617             -                823
   2005-2009            -               -             16,705
                     ------          -------         -------
                     $3,637          $  978          $17,528
                     ======          =======         =======

  Approximately $2.7 million of the net operating loss carryforwards can only be used against the taxable income of the corporation in which the loss was recorded for tax and financial reporting purposes.



  [6] OTHER INCOME (EXPENSE), NET

  Other income (expense) items for the three years ended December 31, 1994 are as follows (in thousands):

                                             1994     1993      1992

   Interest and dividend income            $   205   $  624   $ 1,783
   Minority interest (Note 1)                   24      167    (3,039)

   Gain on sale of Majestic (Note 1)           -      4,631       -
   Gain on sale of investment in Monenco       -        -       1,976
   Bank fees                                (1,100)    (584)     (571)
   Miscellaneous income (expense), net          15      369       287
                                           --------  -------  --------
                                           $  (856)  $5,207   $   436
                                           ========  ======   ========
  [7] CAPITALIZATION

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

  [9] STOCK OPTIONS

  At December 31, 1994 and 1993, 481,610 shares of the Company's authorized but unissued common stock were reserved for issuance to employees under its 1982 Stock Option Plan. Options are granted at fair market value on the date of grant and generally become exercisable in two equal annual installments on the second and third anniversary of the date of grant and expire eight years from the date of grant. The options for the 240,000 shares common stock granted in 1992 become exercisable on March 31, 2001 if the Company achieves a certain profit target in the year 2000; may become exercisable earlier if certain interim profit targets are achieved; and to the extent not exercised, expire 10 years from the date of grant.
  A summary of stock option activity related to the Company's stock option plan is as follows:

                                                                Number of
                                   Number of    Option Price     Shares
                                    Shares       Per Share     Exercisable

   Outstanding at                  438,825      $11.06-$33.06     91,075
     December 31, 1992
     Granted                          -               -
     Canceled                       (4,400)     $11.06-$33.06
   Outstanding at                  434,425      $11.06-$33.06    143,000
     December 31, 1993
     Granted                        20,000      $13.00
     Canceled                      (32,900)     $11.06-$33.06
   Outstanding at                  421,525      $11.06-$33.06    251,525
     December 31, 1994

  When options are exercised, the proceeds are credited to stockholders' equity. In addition, the income tax savings attributable to nonqualified options exercised is credited to paid-in surplus.

  [10] EMPLOYEE BENEFIT PLANS

  The Company and its U.S. subsidiaries have a defined benefit plan which covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The plan is noncontributory and benefits are based on an employee's years of service and "final average earnings", as defined. The plan provides reduced benefits for early retirement and takes into account offsets for social security benefits. All employees are vested after 5 years of service.
  Net pension cost for 1994, 1993 and 1992 follows (in thousands):

                                              1994    1993      1992

   Service cost - benefits earned during     $1,178  $1,000    $  896
     the period
   Interest cost on projected benefit         2,936   2,862     2,314
     obligation
   Return on plan assets:
     Actual                                   1,229  (4,002)   (1,220)
     Deferred                               (3,839)   1,309    (1,043)
   Other                                        -        19        19
                                            -------  -------   -------

   Net pension cost                         $1,504   $1,188    $  966
                                            =======  =======   =======

   Actuarial assumptions used:
     Discount rate                          8 3/4%*  7 1/2%*    8 1/2%
     Rate of increase in compensation       5 1/2%   5 1/2%*    6 1/2%
     Long-term rate of return on assets     8%        8%*       9%


  *Rate was changed effective December 31, 1994 and resulted in a net decrease of $5.6 million in the projected benefit obligation referred to below.

  **Rates were changed effective December 31, 1993 and resulted in a net increase of $3.1 million in the projected benefit obligation referred to below.



  The Company's plan has assets in excess of accumulated benefit obligation. Plan assets generally include equity and fixed income funds. The status of the Company's employee pension benefit plan is summarized below (in thousands):

                                                  December 31,
                                                 1994      1993
   Assets available for benefits:
     Funded plan assets at fair value          $31,762   $32,795
     Accrued pension expense                     3,610     3,780
                                               --------  --------
   Total assets                                $35,372   $36,575
                                               --------  --------

   Actuarial present value of benefit
     obligations:
     Accumulated benefit obligations,          $30,537   $32,463
       including vested benefits of $30,179
       and $31,837
     Effect of future salary increases           4,546     6,468
                                               --------  --------
   Projected benefit obligations               $35,083   $38,931
                                               --------  --------

   Assets available more (less) than           $   289   $(2,356)
     projected benefits                        =======   ========

   Consisting of:
     Unamortized net liability existing at     $   (36)  $   (41)
       date of adopting SFAS No. 87
     Unrecognized net loss                        (268)   (2,260)
     Unrecognized prior service cost               593       (55)
                                               --------  --------
                                               $   289   $(2,356)
                                               ========  ========


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

  The Company also has an unfunded supplemental retirement plan for certain employees whose benefits under principal salaried retirement plans are reduced because of compensation limitations under federal tax laws. Pension expense for this plan was $.2 million in 1994 and $.1 million per year in 1993 and 1992. At December 31, 1994, the projected benefit obligation was $1.0 million. A corresponding accumulated benefit obligation of $.6 million has been recognized as a liability in the consolidated balance sheet and is equal to the amount of the vested benefits.

  In addition, the Company has an incentive compensation plan for key employees which is generally based on achieving certain levels of profit within their respective business units.

  The aggregate amounts provided under these employee benefit plans were $9.2 million in 1994, $8.5 million in 1993, and $10.8 million in 1992.

  The Company also contributes to various multiemployer union retirement plans under collective bargaining agreements, which provide retirement benefits for substantially all of its union employees. The aggregate amounts provided in accordance with the requirements of these plans were $12.4 million in 1994, $5.2 million in 1993, and $11.2 million in 1992. The Multiemployer Pension Plan Amendments Act of 1980 defines certain employer obligations under multiemployer plans. Information regarding union retirement plans is not available from plan administrators to enable the Company to determine its share of unfunded vested liabilities.



  [11]  Contingencies and Commitments

  In connection with the Rincon Center real estate development joint venture, the Company's wholly-owned real estate subsidiary has guaranteed the payment of interest on both mortgage and bond financing covering a project with loans totaling $61 million; has issued a secured letter of credit to collateralize $3.7 million of these borrowings; has guaranteed amortization payments up to $9.1 million on these borrowings; and has guaranteed a master lease under a sale operating lease-back transaction. In calculating the potential obligation under the master lease guarantee, the Company has an agreement with its lenders which employs a 10% discount rate and no increases in future rental rates beyond current lease terms. Based on these assumptions, management believes its additional future obligation will not exceed $3.0 million. The Company has also guaranteed $5.0 million of the subsidiary's $9.1 million amortization guaranty and any obligation under the master lease during the next four years. As part of the sale operating lease-back transaction, the joint venture, in which the Company's real estate subsidiary is a 46% general partner, agreed to obtain a financial commitment on behalf of the lessor to replace at least $43 million of long-term financing by July 1, 1993. To satisfy this obligation, the partnership successfully extended existing financing to July 1, 1998. To complete the extension, the partnership had to advance funds to the lessor sufficient to reduce the financing from $46.5 million to $40.5 million. Subsequent payments through 1994 have further reduced the loan to $39.3 million. In addition, as part of the obligations of the extension, the partnership will have to further amortize the debt from its current level to $33 million through additional lease payments over the next four years. If by January 1, 1998, the joint venture has not received a further extension or new commitment for financing on the property for at least $33 million, the lessor will have the right under the lease to require the joint venture to purchase the property for approximately $18.8 million in excess of the then outstanding debt.

  In 1993, the joint venture also extended $29 million of the $61 million financing then outstanding through October 1, 1998. This extension required a $.6 million up front paydown. Subsequent payments through 1994 further reduced the loan by $1.0 million. The joint venture is required to amortize up to $11.3 million more of the principal. Under certain conditions, that amortization could be as low as $8.5 million. Total lease payments and loan amortization obligations at Rincon Center through 1997 are as follows: $6.9 million in 1995, $7.5 million in 1996, and $7.3 million in 1997. It is expected that some but not all of these requirements will be generated by the project's operations. The Company's real estate subsidiary and, to a more limited extent, the Company, is obligated to fund any of the loan amortization and/or lease payments at Rincon in the event sufficient funds are not generated by the property or contributed to by its partners. Based on current Company forecasts, it is expected the maximum exposure to service these commitments in each of the years through 1997 is as follows: $2.0 million in 1995, $2.4 million in 1996, and as much as $6.0 million in 1997 based on possible tenanting expenses during that year.

  In a separate agreement related to this same property, the 20% co-general partner has indicated it does not currently have nor does it expect to have the financial resources to fund its share of capital calls. Therefore, the Company's wholly-owned real estate subsidiary agreed to lend this 20% co-general partner on an as-needed basis, its share of any capital calls which the partner cannot meet. In return, the Company's subsidiary receives a priority return from the partnership on those funds it advances for its partner and penalty fees in the form of rights to certain other distributions due the borrowing partner from the partnership. The severity of the penalty fees increases in each succeeding year for the next several years. The subsidiary advanced $.3 million in 1994 and $1.7 million in 1993 under this agreement.

  In connection with a second real estate development joint venture known as the Resort at Squaw Creek, the Company's wholly-owned real estate subsidiary has guaranteed the payment of interest on mortgage financing with a total bank loan value currently estimated at $48 million; has guaranteed $10 million of loan principal; has posted a letter of credit for $1.0 million as its part of credit support required to extend the maturity of the $48 million loan to May 1995, which letter of credit is guaranteed by both the Company and its subsidiary; and has guaranteed leases which aggregate $1.5 million on a present value basis as discounted at 10%. The $48 million of bank financing on the project matures on May 1, 1995. Preliminary discussions have taken place with the Resort's lead bank and management anticipates extension or replacement of the loan. However, as with any real estate financing, there is no assurance that any extension or replacement financing will be available. In the event that were to happen, the property would be subject to foreclosure and possibly sale at a value below the Company's present investment basis. It is also possible an extension or new financing could require the joint venture to make additional amortization payments either on extension or over the life of such an extension, which could create additional financial requirements for the Company's wholly-owned real estate subsidiary.

  The subsidiary also has an obligation through the year 2001 to cover approximately a $2 million per year preferred return at the Resort if the funds are not generated from hotel operations. Although results have shown improvement since the Resort opened in late 1990, it is not expected that hotel operations will contribute to the obligation during 1995. Although the results of the hotel's operations can be somewhat weather dependent, management believes that operations should contribute increasing amounts toward the coverage of the preferred return over the next two to three years and will, at some point during that period, fully cover it.

  Included in the loan agreements related to the above joint ventures, among other things, are provisions that, under certain circumstances, could limit the subsidiary's ability to transfer funds to the Company. In the opinion of management, these provisions should not affect the operations of the Company or the subsidiary.

  On July 30, 1993, the U.S. District Court (D.C.), in a preliminary opinion, upheld terminations for default on two adjacent contracts for subway construction between Mergentime-Perini, under two joint ventures, and the Washington Metropolitan Area Transit Authority ("WMATA") and found the Mergentime Corporation, Perini Corporation and the Insurance Company of North America, the surety, jointly and severally liable to WMATA for damages in the amount of $16.5 million, consisting primarily of excess reprocurement costs to complete the projects. Many issues were left partially or completely unresolved by the opinion, including substantial joint venture claims against WMATA. Any such amounts awarded to the joint ventures could serve to offset the above damages awarded. The ultimate financial impact, if any, of this judgement is not yet determinable, and therefore, no impact is reflected in either the 1993 or 1994 financial statements.

  Contingent liabilities also include liability of contractors for performance and completion of both company and joint venture construction contracts. In addition, the Company is a defendant in various lawsuits (some of which are for significant amounts). In the opinion of management, the resolution of these matters will not have a material effect on the accompanying financial statements.


  [12]  UNAUDITED QUARTERLY FINANCIAL DATA

  The following table sets forth unaudited quarterly financial data for the years ended December 31, 1994 and 1993 (in thousands, except per share amounts):


                                                1994 by Quarter

                                   1st       2nd         3rd        4th

     Revenues                    $174,391  $243,105    $304,776   $289,773

     Net income (loss)           $    792  $ (2,649)   $    984   $  1,176

     Earnings (loss) per         $    .06  $   (.73)   $    .10   $    .15
       common share

                                                1993 by Quarter

                                   1st       2nd         3rd        4th

     Revenues                    $258,043  $348,004    $274,795   $219,274

     Net income                  $    745  $    965    $    679   $    776

     Earnings per common share   $    .05  $    .10    $    .04   $    .05


  [13]  BUSINESS SEGMENTS AND FOREIGN OPERATIONS

  The Company is currently engaged in the construction and real estate development businesses. The following tables set forth certain business and geographic segment information relating to the Company's operations for the three years ended December 31, 1994 (in thousands):

   Business Segments
                                                  Revenues
                                    1994           1993          1992

   Construction                   $  950,884    $1,030,341    $1,023,274
   Real Estate                        61,161        69,775        47,578
                                  -----------   -----------   -----------
                                  $1,012,045    $1,100,116    $1,070,852
                                  ===========   ==========    ==========


                                       Income (Loss) From Operations
                                    1994           1993          1992

   Construction                   $   13,989    $   15,164    $   34,387
   Real Estate                           732           240       (47,206)
   Corporate                          (5,909)       (6,830)       (6,320)
                                  -----------   -----------   -----------
                                  $    8,812    $    8,574    $  (19,139)
                                  ===========   ===========   ===========


                                                   Assets
                                    1994           1993          1992

   Construction                   $   262,850   $  219,604    $  214,089
   Real Estate                        209,635      218,715       204,713
   Corporate*                          10,015       38,059        51,894
                                  ------------  ----------    -----------
                                  $   482,500   $  476,378    $  470,696
                                  ============  ===========   ===========


                                            Capital Expenditures
                                    1994           1993          1992

   Construction                   $    2,491    $    4,387    $    4,042
   Real Estate                        10,274        23,590        29,131
                                  -----------   -----------   -----------
                                  $   12,765    $   27,977    $   33,173
                                  ==========    ===========   ===========


                                                Depreciation
                                    1994           1993          1992

   Construction                   $    2,551    $    2,552    $    5,489
   Real Estate**                         328           963           808
                                  -----------   -----------   -----------
                                  $    2,879    $    3,515    $    6,297
                                  ===========   ===========   ===========

   Geographic Segments
                                                  Revenues
                                    1994           1993          1992

   United States                  $  996,832    $1,064,380    $  909,358
   Canada                              -             -           107,709
   Other Foreign                      15,213        35,736        53,785
                                  -----------   -----------   -----------
                                  $1,012,045    $1,100,116    $1,070,852
                                  ===========   ===========   ===========


                                       Income (Loss) From Operations
                                    1994           1993          1992

   United States                  $   17,275    $   17,249    $  (28,994)
   Canada                              -             -            12,812
   Other Foreign                      (2,554)      (1,845)         3,363
   Corporate                          (5,909)       (6,830)       (6,320)
                                  -----------   -----------   -----------
                                  $    8,812    $    8,574    $  (19,139)
                                  ===========   ===========   ===========


                                                   Assets
                                    1994           1993          1992

   United States                  $  467,298    $  433,488    $  365,997

   Canada                              -             -            46,089
   Other Foreign                       5,187         4,831         6,716
   Corporate*                         10,015        38,059        51,894
                                  -----------   -----------   -----------
                                  $  482,500    $  476,378    $  470,696
                                  ===========   ===========   ===========

   *In all years, corporate assets consist principally of cash, cash equivalents, marketable securities and other investments available for general corporate purposes.

  **Does not include approximately $3 to 4 million of depreciation that represents its share from real estate joint ventures. (See Note 2 to Notes to the Consolidated Financial Statements.)

  Contracts with various federal, state, local and foreign governmental agencies represented approximately 56% of construction revenues in 1994, 54% in 1993 and 57% in 1992.










  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



  To the Stockholders of Perini Corporation:

  We have audited the accompanying consolidated balance sheets of PERINI CORPORATION (a Massachusetts corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perini Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

  ARTHUR ANDERSEN LLP



  Boston, Massachusetts
  February 10, 1995



             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


  To the Stockholders of Perini Corporation:

      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated February 10, 1995. Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplemental schedules listed in the accompanying index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

  ARTHUR ANDERSEN LLP



  Boston, Massachusetts
  February 10, 1995

                                                                  SCHEDULE II
                      PERINI CORPORATION AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                           (IN THOUSANDS OF DOLLARS)


                                          Additions
                       Balance at   Charged    Charged to Deductions  Balance
                       Beginning    to Costs     Other       from     at End
   Description          of Year    & Expenses   Accounts   Reserves   of Year

   Year Ended December
     31, 1994
   Reserve for          $   351     $   -         $ -     $  -        $   351
     doubtful accounts  =======     =======       ====    ======      =======

   Reserve for          $ 3,637     $   328       $ -     $  267 (2)  $ 3,698
     depreciation on    =======     =======       ====    ======      =======
     real estate
     properties used
     in operations

   Reserve for real     $20,838     $   -         $ -     $9,367 (2)  $11,471
     estate             =======     ========      =====   ======      =======
     investments

   Year Ended December
     31, 1993
   Reserve for          $   351     $   -         $ -     $  -        $   351
     doubtful accounts  =======     =======       =====   =======     =======

   Reserve for
     depreciation on
     real estate        $ 3,181     $   920       $ -     $  464 (2)  $ 3,637
     properties used    =======     =======       ====    ======      =======
     in operations

   Reserve for real
     estate             $29,968     $   -         $ -     $9,130 (2)  $20,838
     investments        =======     =======       =====   ======      =======

   Year Ended December
     31, 1992
   Reserve for          $   742     $   -         $ -     $  391 (1)  $   351
     doubtful accounts  =======     =======       ====    ======      =======

   Reserve for
     depreciation on
     real estate        $ 2,428     $   974       $ -     $  221 (2)  $ 3,181
     properties used    =======     =======       ====    ======      =======
     in operations

   Reserve for real
     estate             $ 4,732     $31,368       $ -     $6,132 (2)  $29,968
     investments        =======     =======       ====    ======      ======


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

      Exhibit 3.    Articles of Incorporation and By-laws

      3.1  Restated Articles of Organization - As amended through July 7,
           1994

                    Filed herewith

                    Incorporated herein by reference:

      3.2 3.2By-laws - As amended through September 14, 1990 - Exhibit 3.2 to 1991 Form 10K, as filed.

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

      10.2 Perini Corporation Amended and Restated General Incentive Compensation Plan - Exhibit 10.2 to 1991 Form 10K, as filed.

      10.3 Perini Corporation Amended and Restated Construction Business Unit Incentive Compensation Plan - Exhibit 10.3 to 1991 Form 10K, as filed.




                                 EXHIBIT INDEX
                                  (Continued)


      10.4 $125 million Credit Agreement dated as of December 6, 1994 among Perini Corporation, the Banks listed herein, Morgan Guaranty Trust Company of New York, as Agent, and Shawmut Bank, N.A., Co-Agent.

                    Filed herewith


      Exhibit 22.   Subsidiaries of Perini Corporation

                    Filed herewith


      Exhibit 23.   Consent of Independent Public Accountants

                    Filed herewith


      Exhibit 24.   Power of Attorney

                    Filed herewith


      Exhibit 27.   Financial Data Schedule

                    Filed Herewith



                                                EXHIBIT 3.1








                               PERINI CORPORATION

                       RESTATED ARTICLES OF ORGANIZATION
                       (As Amended Through July 7, 1994)



      1.   The name by which the corporation shall be known is:

                               PERINI CORPORATION

      2.   The purpose for which the corporation is formed are as follows:

      To carry on a general contracting and construction business; to carry on a general mining business; to carry on a general business with respect to oil, gas and other natural resources; to carry on a general real estate development and operations business; to carry on a general business of promoting, conducting or producing any one or more lawful athletic or amusement activities and exhibitions; to carry on a general business of manufacturing or otherwise producing, acquiring, preparing for market, buying and selling, dealing in and with and disposing of any and all kinds of construction, sporting and amusement equipment, materials and supplies and any and all products and by-products thereof, any and all ingredients, supplies and items in any stage of production, used or useful in combination with, in substitution for or otherwise in connection with or of which any one or more such products, by-products, ingredients, supplies or items form, or are suitable to form, a component part and all related machinery, appliances, apparatus and tools; to acquire, hold, use and dispose of property of whatever kind and wherever situated, and rights and interests therein, including going enterprises and the acquisition of interests in and obligations of other concerns (wherever and however organized) or of individuals, and while the owner thereof to exercise all the rights, powers and privileges of ownership in the same manner and to the same extent that an individual might; to discover, invent or acquire rights and interests in inventions, designs, patents, patent rights and licenses, trademarks, trade names, copyrights and trade secrets in any field, whether or not cognate to any other activity of the corporation and to hold, use, sell, license the use of or otherwise utilize, deal in or dispose of the same; to lend money, credit or security to, to guarantee or assume obligations of and to aid in any other manner other concerns (whatever and however organized) or individuals, any obligation of which or any interest in which is held by this corporation or in the affairs or prosperity of which this corporation has a lawful interest, and to do all acts and things designed to protect, improve or enhance the value of any such obligation or interest; to join with others in any enterprise conducive to the success of the corporation, in such manner and on such terms and conditions as may be agreed upon; and in general, whether as principal or as agent or contractor for others and in any manner, to do every act and thing and to carry on any and all businesses and activities in any way connected with any of the foregoing which may lawfully be done or carried on by business corporations wherever such one or more businesses or activities may be so done and to exercise all the powers conferred by the laws of The Commonwealth of Massachusetts upon business corporations, provided, however, that the corporation is not organized for any purpose which prevents the provisions of Chapter 156 B of the General Laws of said Commonwealth and acts in amendment thereof and in addition thereto, from being applicable to it.

  3. The total number of shares and the par value, if any, of each class of stock which the corporation is authorized to issue is as follows:

                       Without Par Value      With Par Value

                               Number of   Number of
   Class of Stock               Shares      Shares    Par Value

      Common                    None      15,000,000  $ 1.00
      Preferred                 None       1,000,000    1.00

   Series of Preferred Stock

      $ 21.25 Convertible
      Exchangeable
      Preferred Stock           None         100,000    1.00

      $ Series A Junior
      Participating
      Cummulative               None         200,000    1.00
      Preferred Stock

      Two classes of stock are authorized, Common Stock having a par value of $1.00 per share and Preferred Stock having a par value of $1.00 per share. Stock of any class or series authorized pursuant hereto may be issued from time to time by authority of the Board of Directors for such consideration as from time to time may be fixed by vote of the Board of Directors.

      I. The Preferred Stock may consist of one or more series. The Board of Directors may, from time to time, establish and designate the different series and the variations in the relative rights and preferences as between the different series as provided in Section II hereof, but in all other respects all shares of the Preferred Stock shall be identical. In the event that at any time the Board of Directors shall have established and designated one or more series of Preferred Stock consisting of a number of shares less than all of the authorized number of shares of Preferred Stock, the remaining authorized shares of Preferred Stock shall be deemed to be shares of an undesignated series of Preferred Stock until designated by the Board of Directors as being a part of a series previously established or a new series than being established by the Board of Directors.


      II. Subject to the provisions of this Description of Classes of Stock, the Board of Directors is authorized to establish one or more series of Preferred Stock and, to the extent now or hereafter permitted by the laws of the Commonwealth of Massachusetts to fix and determine the preferences, voting powers, qualifications and special or relative rights or privileges of each series including, but not limited to:

           (a) the number of shares to constitute such series and the distinctive designation thereof;

           (b) the dividend rate on the shares of such series and the preferences, if any, and the special and relative rights of such shares of such series as to dividend;

           (c) whether or not the shares of such series shall be redeemable, and, if redeemable, the price, terms and manner of redemption;




           (d) the preference, if any, and the special and relative rights of the shares of such series upon liquidation of the corporation;

           (e) whether or not the shares of such series shall be subject to the operation of a sinking or purchase fund and, if so, the terms and provisions of such fund;

           (f) whether or not the shares of such series shall be convertible into shares of any other class or of any other series of the same or any other class of stock of the corporation and, if so, the conversion price or ratio and other conversion rights;

           (g) the conditions under which the shares of such series shall have separate voting rights or no voting rights; and

           (h) such other designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions of such series to the full extent now and hereafter permitted by the laws of the Commonwealth of Massachusetts.

  Notwithstanding the fixing of the number of shares constituting a particular series, the Board of Directors may at any time authorize the issuance of additional shares of the same series.

      III. Holders of Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors, but only out of funds legally available for the payment of dividends, cash dividends at the rates fixed by the Board of Directors for the respective series, payable on such dates in each year as the Board of Directors shall fix for the respective series as provided in Section II (hereinafter referred to as "dividend dates"). Until all accrued dividends on each series of Preferred Stock shall have been paid through the last preceding dividend date of each such series, no dividend or distribution shall be made to holders of Common Stock other than a dividend payable in Common Stock of the corporation. Dividends on shares on any cumulative series of Preferred Stock shall accumulate form and after the day on which such shares are issued, but arrearages in the payment thereof shall not bear interest. Nothing herein contained shall be deemed to limit the right of the corporation to purchase or otherwise acquire at any time any shares of its capital stock.

      For purposes of this Description of Class of Stock, the amount of dividends "accrued" on any shares on any cumulative series of Preferred Stock as at any dividend date shall be deemed to be the amount of any unpaid dividends accumulated thereon to and including such dividend date, whether or not earned or declared. The amount of dividends "accrued" on any noncumulative series of Preferred Stock shall mean only those dividends declared by the Board of Directors, unless otherwise specified for such series by the Board of Directors pursuant to Section II.

      IV. Upon the voluntary or involuntary liquidation of the corporation, before any payment or distribution of the assets of the corporation shall be made to or set apart for any other class of stock, the holders of Preferred Stock shall be entitled to payment of the amount of the preference payable upon such liquidation of the corporation shall be insufficient to pay in full to the holders of the Preferred Stock the preferential amount aforesaid, then such assets, or the proceeds thereof, shall be distributed among the holders of each series of Preferred Stock ratably in accordance with the sums which would be payable on such distribution if all sums payable were discharged in full. The voluntary sale, conveyance, exchange or transfer of all or substantially all of the property and assets of the corporation, the merger or consolidation of the corporation into or with any other corporation, or the merger of any other corporation into it, shall not be deemed to be a liquidating of the corporation for the purpose of this Section IV.

      V. Any shares of Preferred Stock which shall at any time have been redeemed or which shall at any time have been surrendered for conversion or exchange or for cancellation, pursuant to any sinking or purchase fund provisions with respect to any series of Preferred Stock, shall be retired and shall thereafter have the status of authorized and unissued shares of Preferred Stock undesignated as to series.

      VI. The Common Stock shall have exclusive voting power except as required by law and except to the extent the Board of Directors shall, at the time any series of Preferred Stock is established, determine that the shares of such series shall vote (i) together as a single class with shares of Common Stock and/or with shares of Preferred Stock (or one or more other series thereof) on all or certain matters presented to the stockholders and/or upon the occurrence of any specified event or condition, and/or (ii) exclusively on certain matters or, upon the occurrence of any specified event or condition, on all or certain matters. The Board of Directors, in establishing a series of Preferred Stock and fixing the voting rights thereof, may determine that the voting power of each share of such series may be greater or less than the voting power of each share of the Common Stock or of other series of Preferred Stock notwithstanding that the shares of such series of preferred Stock may vote as a single class with the shares of other series of Preferred Stock and/or with the shares of Common Stock.

      4. If more than one class is authorized, a description of each of the different classes of stock with, if any, the preferences, voting powers, qualifications, special or relative rights or privileges as to each class thereof and any series now established:

                              See Article 3 above.

      5. The restrictions, if any, imposed by the articles of organization upon the transfer of shares of stock of any class are as follows:

                                     None.

      6. Other lawful provisions for the conduct and regulation of the business and affairs of the corporation, of its voluntary dissolution, or for limiting, defining, or regulating the powers of the corporation, or of its directors or stockholders, or of any class of stockholders are as follows:

           6.1. The directors may make, amend or repeal the bylaws in whole or in part, except with respect to any provision thereof which by law or the by-laws requires action by the stockholders.

           6.2. Meetings of the stockholders may be held anywhere in the United States.

           6.3. Except as specifically authorized by statute, no stockholder shall have any right to examine any property or any books, accounts or other writings of the corporation if there is reasonable ground for belief that such examination will for any reason be adverse to the interest of the corporation, and a vote of the board of directors refusing permission to make such examination and setting forth that in the opinion of the board of directors such examination would be adverse to the interests of the corporation shall be prima facie evidence that such examination would be adverse to the interests of the corporation. Every such examination shall be subject to such reasonable regulations as the board of directors may establish in regard thereto.

           6.4. The board of directors may specify the manner in which the accounts of the corporation shall be kept and may determine what constitutes net earnings, profits and surplus, what amounts, if any, shall be reserved for any corporation purpose, and what amounts, if any, shall be declared as dividends. Unless the board of directors otherwise specifies, the excess of the consideration for any share of its capital stock with par value issued by it over such par value shall be paid in surplus. All surplus shall be available for any corporate purpose, including the payment of dividends.

           6.5 The corporation may purchase or otherwise acquire, hold, sell or otherwise dispose of shares of its own capital stock, and such purchase or holding shall not be deemed a reduction of its capital stock. The corporation may reduce its capital stock in any manner authorized by law. Such reduction may be effected by the cancellation and retirement of any shares to its capital stock held by it. Upon any reduction of capital or capital stock, no stockholder shall have any right to demand any distribution from the corporation, except as and to the extent that the stockholders shall so have provided at the time of authorizing such reduction.

           6.6. Each director and officer of the corporation shall, in the performance of his duties, be fully protected in relying in good faith upon the books of account of the corporation, reports made to the corporation by any of its officers of employees or by counsel, accountants, appraisers or other experts or consultants selected with reasonable care by the directors, or upon other records of the corporation.

           6.7. The directors shall have the power to fix from time to time their compensation.

           6.8. The corporation may enter into contracts and otherwise transact business as vendor, purchaser or otherwise with its directors, officers and stockholders and with corporations, joint stock companies, trusts, firms and associations in which they are or may be or become interested as directors, officers, shareholders, members, trustees, beneficiaries or otherwise as freely as though such adverse interest did not exist even though the vote, action or presence of such director, officer or stockholder may be necessary to obligate the corporation upon such contract or transactions; and no such contract or transaction shall be avoided and no such director, officer or stockholder shall be held liable to account to the corporation of to any creditor or stockholder of the corporation for any profit or benefit realized by him through any such contract or transaction by reasons of such adverse interest nor by reason of any fiduciary relationship of such director, officer or stockholder to the corporation arising out of such office or stock ownership; provided (in the case of directors and officers but not in the case of any stockholder who is not a director or not in the case of any stockholder who is not a director or officer of the corporation) the nature of the interest of such director of officer, though not necessarily the details or extend thereof, be known by or disclosed to the directors. Ownership or beneficial interest in a minority of the stock or securities of another corporation, joint stock company, trust, firm or association shall not be deemed to constitute an interest adverse to this corporation in such other corporation, joint stock company, trust, firm or association and need not be disclosed. A general notice that a director or officer of the corporation is interested in any corporation, joint stock company, trust, firm or association shall be a sufficient disclosure as to such director or officer with respect to all contracts and transactions with that corporation, joint stock company, trust, firm of association. In any event the authorizing or ratifying vote of a majority of the capital stock of the corporation outstanding and entitled to vote passed at a meeting duly called and held for the purpose shall validate any such contract or transaction as against all stockholders of the corporation, whether of record or not at the time of such vote, and as against all creditors and other claimants, under the corporation, and no contract or transaction shall be avoided by reason of any provision of this paragraph which would be valid but for these provisions.

           6.9. The terms and conditions upon which a sale or exchange of all the property and assets, including the good will of the corporation, or any part thereof, is voted may include the payment thereof in whole or in part on shares, notes, bonds or other certificated of interest or indebtedness of any voluntary association, trust, joint stock company or corporation.

      Such vote or a subsequent vote may in the event of or in contemplation of proceedings for the dissolution of the corporation also provide, subject to the rights of creditors and preferred stockholders, for the distribution pro rate among the stockholders of the corporation, of the proceed of any such sale or exchange, whether such proceeds be in cash or in securities as aforesaid (at values to be determined by the board of directors).

           6.10. No director of this corporation shall be personally liable to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director notwithstanding any provision of law imposing such liability; provided, however, that this Article shall not eliminate or limit any liability of a director (i) for any breach of the director's duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct of a knowing violation of law, (iii) under Sections 61 or 62 of the Massachusetts Business Corporation Law, or (iv) with respect to any transaction from which the director derived an improper personal benefit.

           No amendment or repeal of this Article shall adversely affect the rights and protection afforded to a director of this corporation under this Article for acts or omissions occurring while this Article is in effect.




                                        EXHIBIT 10.4


                                    [CONFORMED COPY]

                                  $125,000,000


                                CREDIT AGREEMENT


                                  dated as of


                                December 6, 1994


                                     among


                               Perini Corporation


                            The Banks Listed Herein


                   Morgan Guaranty Trust Company of New York,
                                    as Agent



                          Shawmut Bank, N.A., Co-Agent



                       TABLE OF CONTENTS

                                                                        Page
                                   ARTICLE I
                                  DEFINITIONS

      SECTION 1.01.  Definitions.   . . . . . . . . . . . . . . . . . . .   1
      SECTION 1.02.  Accounting Terms and Determinations.   . . . . . .    17
      SECTION 1.03.  Types of Borrowings.   . . . . . . . . . . . . . .    17

                                   ARTICLE II
                                  THE CREDITS

      SECTION 2.01.  The Loans.   . . . . . . . . . . . . . . . . . . .    17
      SECTION 2.02.  Method of Borrowing.   . . . . . . . . . . . . . .    18
      SECTION 2.03.  Notes.   . . . . . . . . . . . . . . . . . . . . .    19
      SECTION 2.04.  Maturity of Loans.   . . . . . . . . . . . . . . .    20
      SECTION 2.05.  Interest Rates.    . . . . . . . . . . . . . . . .    21
      SECTION 2.06.  Commitment Fees.   . . . . . . . . . . . . . . . .    24
      SECTION 2.07.  Participation Fee.   . . . . . . . . . . . . . . .    24
      SECTION 2.08.  Agency Fee.  . . . . . . . . . . . . . . . . . . .    25
      SECTION 2.09.  Optional Termination or Reduction   of
                    Commitments.  . . . . . . . . . . . . . . . . . . .    25
      SECTION 2.10.  Mandatory Termination or Reduction of
                    Commitments.  . . . . . . . . . . . . . . . . . . .    25
      SECTION 2.11.  Optional Prepayments.  . . . . . . . . . . . . . .    27
      SECTION 2.12.    General Provisions as to Payments. . . . . . . .    27
      SECTION 2.13.  Funding Losses.  . . . . . . . . . . . . . . . . .    27
      SECTION 2.14.  Computation of Interest and Fees.  . . . . . . . .    28
      SECTION 2.15.  Maximum Interest Rate.   . . . . . . . . . . . . .    28
      SECTION 2.16.  Letters of Credit.   . . . . . . . . . . . . . . .    29
      SECTION 2.17.  Termination of the Security Interest.  . . . . . .    34

                                  ARTICLE III
                                   CONDITIONS

      SECTION 3.01.  Effectiveness.   . . . . . . . . . . . . . . . . .    35
      SECTION 3.02.  Credit Events.   . . . . . . . . . . . . . . . . .    37

                                   ARTICLE IV
                         REPRESENTATIONS AND WARRANTIES

      SECTION 4.01.  Corporate Existence and Power.   . . . . . . . . .    38
      SECTION 4.02.  Corporate and Governmental Authorization; No
                    Contravention.  . . . . . . . . . . . . . . . . . .    38
      SECTION 4.03.  Binding Effect; Liens of Collateral
                    Documents.  . . . . . . . . . . . . . . . . . . . .    38
      SECTION 4.04.  Financial Information.   . . . . . . . . . . . . .    39
      SECTION 4.05.  Litigation.  . . . . . . . . . . . . . . . . . . .    39
      SECTION 4.06.  Compliance with ERISA.   . . . . . . . . . . . . .    40
      SECTION 4.07.  Environmental Matters.   . . . . . . . . . . . . .    40
      SECTION 4.08.  Taxes.   . . . . . . . . . . . . . . . . . . . . .    42
      SECTION 4.09.  Subsidiaries.  . . . . . . . . . . . . . . . . . .    42
      SECTION 4.10.  Not an Investment Company.   . . . . . . . . . . .    42
      SECTION 4.11.  No Burdensome Restrictions.  . . . . . . . . . . .    42
      SECTION 4.12.  Full Disclosure.   . . . . . . . . . . . . . . . .    42
      SECTION 4.13.  Ownership of Property; Liens.  . . . . . . . . . .    43

                                   ARTICLE V
                                   COVENANTS

      SECTION 5.01.  Information.   . . . . . . . . . . . . . . . . . .    43
      SECTION 5.02.  Payment of Obligations.  . . . . . . . . . . . . .    46
      SECTION 5.03.  Maintenance of Property; Insurance.  . . . . . . .    46
      SECTION 5.04.  Conduct of Business and Maintenance of Existence.     47
      SECTION 5.05.  Compliance with Laws.  . . . . . . . . . . . . . .    47
      SECTION 5.06.  Inspection of Property, Books and Records.   . . .    47
      SECTION 5.07.  Current Ratio.   . . . . . . . . . . . . . . . . .    47
      SECTION 5.08.  Debt.  . . . . . . . . . . . . . . . . . . . . . .    47
      SECTION 5.09.  Minimum Consolidated Tangible Net Worth.   . . . .    48
      SECTION 5.10.  Interest Coverage.   . . . . . . . . . . . . . . .    48
      SECTION 5.11.  Negative Pledge.   . . . . . . . . . . . . . . . .    48
      SECTION 5.12.  Consolidations, Mergers and Sales of Assets.   . .    49
      SECTION 5.13.  Use of Proceeds.   . . . . . . . . . . . . . . . .    50
      SECTION 5.14.  Restricted Payments.   . . . . . . . . . . . . . .    50
      SECTION 5.15.  Real Estate Investments.   . . . . . . . . . . . .    51
      SECTION 5.16.  Other Investments.   . . . . . . . . . . . . . . .    51
      SECTION 5.17.  Further Assurances.  . . . . . . . . . . . . . . .    51

                                   ARTICLE VI
                                    DEFAULTS

      SECTION 6.01.  Events of Default.   . . . . . . . . . . . . . . .    52
      SECTION 6.02.  Cash Cover.  . . . . . . . . . . . . . . . . . . .    55

                                  ARTICLE VII
                                   THE AGENT

      SECTION 7.01.  Appointment and Authorization.   . . . . . . . . .    56
      SECTION 7.02.  Agent and Affiliates.  . . . . . . . . . . . . . .    56
      SECTION 7.03.  Action by Agent.   . . . . . . . . . . . . . . . .    56
      SECTION 7.04.  Consultation with Experts.   . . . . . . . . . . .    56
      SECTION 7.05.  Liability of Agent.  . . . . . . . . . . . . . . .    56
      SECTION 7.06.  Indemnification.   . . . . . . . . . . . . . . . .    57
      SECTION 7.07.  Credit Decision.   . . . . . . . . . . . . . . . .    57
      SECTION 7.08.  Successor Agent.   . . . . . . . . . . . . . . . .    57

      SECTION 7.09.  Collateral Documents.  . . . . . . . . . . . . . .    58

                                  ARTICLE VIII
                            CHANGE IN CIRCUMSTANCES

      SECTION 8.01.  Basis for Determining Interest Rate
                    Inadequate or Unfair. . . . . . . . . . . . . . . .    58
      SECTION 8.02.  Illegality.  . . . . . . . . . . . . . . . . . . .    59
      SECTION 8.03.  Increased Cost and Reduced Return.   . . . . . . .    59
      SECTION 8.04.  Base Rate Loans Substituted for Affected Fixed
                    Rate Loans. . . . . . . . . . . . . . . . . . . . .    61

                                   ARTICLE IX
                                 MISCELLANEOUS

      SECTION 9.01.  Notices.   . . . . . . . . . . . . . . . . . . . .    62
      SECTION 9.02.  No Waivers.  . . . . . . . . . . . . . . . . . . .    62
      SECTION 9.03.  Expenses; Documentary Taxes;        Indemnification.  63
      SECTION 9.04.  Sharing of Setoffs.  . . . . . . . . . . . . . . .    64
      SECTION 9.05.  Amendments and Waivers.  . . . . . . . . . . . . .    64
      SECTION 9.06.  Successors and Assigns.  . . . . . . . . . . . . .    65
      SECTION 9.07.  Collateral.  . . . . . . . . . . . . . . . . . . .    66
      SECTION 9.08.  Governing Law; Submission to Jurisdiction.   . . .    66
      SECTION 9.09.  Counterparts; Integration.   . . . . . . . . . . .    67
      SECTION 9.10.  WAIVER OF JURY TRIAL.  . . . . . . . . . . . . . .    67




                                CREDIT AGREEMENT

           AGREEMENT dated as of December 6, 1994 among PERINI CORPORATION, the BANKS listed on the signature pages hereof and MORGAN GUARANTY TRUST COMPANY OF NEW YORK, as Agent.


                                   ARTICLE I

                                  DEFINITIONS

           SECTION 1.01. Definitions. The following terms, as used herein, have the following meanings:

           "Adjusted CD Rate" has the meaning set forth in Section 2.05(b).

           "Adjusted London Interbank Offered Rate" has the meaning set forth in Section 2.05(c).

           "Administrative Questionnaire" means, with respect to each Bank, the administrative questionnaire in the form submitted to such Bank by the Agent and submitted to the Agent (with a copy to the Borrower) duly completed by such Bank.

           "Agent" means Morgan Guaranty Trust Company of New York in its capacity as agent for the Banks under the Financing Documents, and its successors in such capacity.

           "Applicable Lending Office" means, with respect to any Bank, (i) in the case of its Domestic Loans, its Domestic Lending Office and (ii) in the case of its Euro-Dollar Loans, its Euro-Dollar Lending Office.

           "Assessment Rate" has the meaning set forth in Section 2.05(b).

           "Assignee" has the meaning set forth in Section 9.06(c).

           "Available LC Amount" means at any time an amount equal to the lesser of (x) $25,000,000 or (y) the excess, if any, of (i) the aggregate amount of the Tranche A Commitments over (ii) the aggregate outstanding principal amount of the Tranche A Loans.

           "Bank" means each bank listed on the signature pages hereof, each Assignee which becomes a Bank pursuant to Section 9.06(c), and their respective successors.

           "Base Rate" means, for any day, a rate per annum equal to the higher of (i) the Prime Rate for such day and (ii) the sum of 1/2 of 1% plus the Federal Funds Rate for such day.

           "Base Rate Loan" means a Tranche A Loan to be made by a Bank as a Base Rate Loan pursuant to the Applicable Notice of Borrowing or Article VIII.

           "Benefit Arrangement" means at any time an employee benefit plan within the meaning of Section 3(3) of ERISA which is not a Plan or a Multiemployer Plan and which is maintained or otherwise contributed to by any member of the ERISA Group.

           "Borrower" means Perini Corporation, a Massachusetts corporation, and its successors.

           "Borrower's 1993 Form 10-K" means the Borrower's amended annual report on Form 10-KA for 1993, as filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

           "Borrower Pledge Agreement" means the Borrower Pledge Agreement in substantially the form of Exhibit E between the Borrower and the Agent as executed and delivered pursuant to Section 3.01(c) and as the same may be amended from time to time as permitted herein and in accordance with the terms thereof.

           "Borrower Security Agreement" means the Borrower Security Agreement in substantially the form of Exhibit D between the Borrower and the Agent, as executed and delivered pursuant to Section 3.01(c) and as the same may be amended from time to time as permitted herein and in accordance with the terms thereof.

           "Borrowing" has the meaning set forth in Section 1.03.

            "CD Base Rate" has the meaning set forth in Section 2.05(b).

            "CD Loan" means a Tranche A Loan to be made by a Bank as a CD Loan pursuant to the applicable Notice of Borrowing.

            "CD Margin" has the meaning set forth in Section 2.05(b).

            "CD Reference Banks" means Shawmut Bank, N.A., Fleet Bank of Massachusetts, N.A. and Morgan Guaranty Trust Company of New York.

           "CERCLA" means the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended from time to time, and any rules or regulations promulgated thereunder.

           "Class" refers to a determination whether a Loan is a Tranche A Loan or a Tranche B Loan (or whether a Borrowing is to be comprised of, or a Commitment relates to the making of, Tranche A Loans or Tranche B Loans).

           "Collateral" means all property, real and personal, tangible and intangible, with respect to which Liens are created or are purported to be created pursuant to the Collateral Documents.

           "Collateral Documents" means the Borrower Security Agreement, the Borrower Pledge Agreement, the Subsidiary Security Agreement, the Deeds of Trust and all other supplemental or additional security agreements, pledge agreements, mortgages or similar instruments delivered pursuant hereto or thereto.

            "Commitment" means a Tranche A Commitment or a Tranche B Commitment and "Commitments" means all or any combination of the foregoing, as the context may require.

           "Consolidated Capital Base" means, at any date, the Consolidated Tangible Net Worth of the Borrower at such date plus 75% of the principal amount of any Special Subordinated Debt outstanding at such date.

           "Consolidated Current Assets" means at any date the consolidated current assets of the Borrower and its Consolidated Subsidiaries excluding costs related to Claims, all determined as of such date. For purposes of this definition, "Claims" mean the amount (to the extent reflected in determining such consolidated current assets) of disputed or unapproved change orders in regards to scope and/or price that, in Perini project management's opinion (and approved by Perini senior management), will not be resolved in the normal course of business (i.e. through the change order process and without resort to litigation or arbitration) and which have not been previously reflected in the consolidated balance sheet of the Borrower and its Consolidated Subsidiaries as of September 30, 1994.

           "Consolidated Current Liabilities" means at any date the consolidated current liabilities of the Borrower and its Consolidated Subsidiaries, determined as of such date.

           "Consolidated Earnings Before Interest and Taxes" means for any period Consolidated Net Income for such period (x) less (i) the Borrower's equity share of income (or plus the Borrower's equity share of loss) of unconsolidated joint ventures for such period and (ii) capitalized real estate taxes for such period, to the extent not permitted to be capitalized in accordance with generally accepted accounting principles as in effect on the date hereof, and (y) plus (i) cash distributions of earnings from unconsolidated joint ventures for such period and (ii) the aggregate amount deducted in determining such Consolidated Net Income in respect of Consolidated Interest Charges and income taxes.

           "Consolidated Interest Charges" means for any period the aggregate interest expense of the Borrower and its Consolidated Subsidiaries for such period including, without limitation, (i) the portion of any obligation under capital leases allocable to interest expense in accordance with generally accepted accounting principles, (ii) the portion of any debt discount that shall be amortized in such period and (iii) any interest accrued during such period which is capitalized in accordance with generally accepted accounting principles, and without any reduction on account of interest income.

           "Consolidated Net Income" means for any period the consolidated net income (or loss) of the Borrower and its Consolidated Subsidiaries for such period.

           "Consolidated Subsidiary" of any Person means at any date any Subsidiary of such Person or other entity the accounts of which would be consolidated with those of such Person in its consolidated financial statements if such statements were prepared as of such date.

           "Consolidated Tangible Net Worth" of any Person means at any date the consolidated stockholders' equity of such Person and its Consolidated Subsidiaries less their consolidated Intangible Assets, all determined as of such date. For purposes of this definition "Intangible Assets" means the amount (to the extent reflected in determining such consolidated stockholders' equity) of (i) all write-ups (other than write-ups resulting from foreign currency translations and write-ups of assets of a going concern business made within twelve months after the acquisition of such business) subsequent to September 30, 1994 in the book value of any asset owned by the Borrower or a Consolidated Subsidiary and (ii) all unamortized debt discount and expense, capitalized real estate taxes (to the extent not permitted to be capitalized in accordance with generally accepted accounting principles as in effect on the date hereof), goodwill, patents, trademarks, service marks, trade names, copyrights, organization or developmental (other than real estate developmental) expenses and other intangible items.

           "Construction Claim" means a construction claim listed in Schedule
  IV.

           "Credit Event" means the making of a Loan or the issuance of a Letter of Credit or the extension of an Evergreen Letter of Credit.

           "Debt" of any Person means at any date, without duplication, (i) all obligations of such Person for borrowed money, (ii) all obligations of such Person evidenced by bonds, debentures, notes or other similar instruments, (iii) all obligations of such Person to pay the deferred purchase price of property or services, except trade accounts payable arising in the ordinary course of business, (iv) all obligations of such

  Person as lessee which are capitalized in accordance with generally accepted accounting principles, (v) all Debt secured by a Lien on any asset of such Person, whether or not such Debt is otherwise an obligation of such Person, and (vi) all Debt of others Guaranteed by such Person; provided that advances to the Borrower or a Subsidiary by a joint venture out of the Borrower's or such Subsidiary's share of the undistributed earnings of such joint venture shall not constitute Debt.

           "Deeds of Trust" means the Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement dated as of December 6, 1994 for each of the Mortgaged Facilities, each substantially in the form of Exhibits H-1 and H-2 hereto.

           "Default" means any condition or event which constitutes an Event of Default or which with the giving of notice or lapse of time or both would, unless cured or waived, become an Event of Default.

            "Domestic Business Day" means any day except a Saturday, Sunday or other day on which commercial banks in New York City or Massachusetts are authorized by law to close.

            "Domestic Lending Office" means, as to each Bank, its office located at its address set forth in its Administrative Questionnaire (or identified in its Administrative Questionnaire as its Domestic Lending Office) or such other office as such Bank may hereafter designate as its Domestic Lending Office by notice to the Borrower and the Agent; provided that any Bank may so designate separate Domestic Lending Offices for its Tranche A Base Rate Loans and Tranche B Loans, on the one hand, and its CD Loans, on the other hand, in which case all references herein to the Domestic Lending Office of such Bank shall be deemed to refer to either or both of such offices, as the context may require.

            "Domestic Loans" means CD Loans, Tranche A Base Rate Loans or Tranche B Loans.

            "Domestic Reserve Percentage" has the meaning set forth in
  Section 2.05(b).

           "Effective Date" means the date this Agreement becomes effective in accordance with Section 3.01.

           "Environmental Laws" means any and all federal state, local and foreign statutes, laws, judicial decisions, regulations, ordinances, rules, judgments, orders, decrees, plans, injunctions, permits, concessions, grants, franchises, licenses, agreements and other governmental restrictions relating to the environment, the effect of the environment on human health or to emissions, discharges or releases of pollutants, contaminants, Hazardous Substances or wastes into the environment including, without limitation, ambient air, surface water, ground water, or land, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, Hazardous Substances or wastes or the clean-up or other remediation thereof.

           "Environmental Liabilities" means any and all liabilities of or relating to the Borrower or any of its Subsidiaries (including any liabilities derived from an entity which is, in whole or in part, a predecessor of the Borrower or any of its Subsidiaries), whether vested or unvested, contingent or fixed, actual or potential, known or unknown, which arise under or relate to matters covered by Environmental Laws.

           "ERISA" means the Employee Retirement Income Security Act of 1974, as amended, or any successor statute.

           "ERISA Group" means the Borrower, any Subsidiary and all members of a controlled group of corporations and all trades or businesses (whether or not incorporated) under common control which, together with the Borrower or any Subsidiary, are treated as a single employer under
  Section 414 of the Internal Revenue Code.

           "Euro-Dollar Business Day" means any Domestic Business Day on which commercial banks are open for international business (including dealings in dollar deposits) in London.

            "Euro-Dollar Lending Office" means, as to each Bank, its office, branch or affiliate located at its address set forth in its Administrative Questionnaire (or identified in its Administrative Questionnaire as its Euro-Dollar Lending Office) or such other office, branch or affiliate of such Bank as it may hereafter designate as its Euro-Dollar Lending Office by notice to the Borrower and the Agent.

            "Euro-Dollar Loan" means a Tranche A Loan to be made by a Bank as a Euro-Dollar Loan pursuant to the applicable Notice of Borrowing.

            "Euro-Dollar Margin" has the meaning set forth in Section
  2.05(c).

            "Euro-Dollar Reference Banks" means the principal London offices of Bank of America National Trust and Savings Association and Morgan Guaranty Trust Company of New York.

            "Euro-Dollar Reserve Percentage" has the meaning set forth in
  Section 2.05(c).

            "Event of Default" has the meaning set forth in Section 6.01.

           "Evergreen Letter of Credit" has the meaning set forth in Section 2.16(b).

           "Exempt Group" means (i) any employee benefit plan of the Borrower or any Subsidiary, (ii) any entity or Person holding shares of common stock of Borrower organized, appointed or established by the Borrower or any Subsidiary for or pursuant to the terms of any such plan or (iii) The Perini Memorial Foundation, Inc., The Joseph Perini Memorial Foundation, or any of the various trusts established under the wills of Lewis R. Perini, Senior, Joseph R. Perini, Senior or Charles B. Perini, Senior.

           "Existing Credit Agreements" means the Primary Credit Agreement and the Credit Agreement dated as of March 9, 1994 among the Borrower, the banks listed therein and Morgan Guaranty Trust Company of New York, as agent for such banks, as amended to the Effective Date.

           "Federal Funds Rate" means, for any day, the rate per annum (rounded upward, if necessary, to the nearest 1/100th of 1%) equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Domestic Business Day next succeeding such day, provided that (i) if such day is not a Domestic Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Domestic Business Day as so published on the next succeeding Domestic Business Day, and (ii) if no such rate is so published on such next succeeding Domestic Business Day, the Federal Funds Rate for such day shall be the average rate quoted to Morgan Guaranty Trust Company of New York on such day on such transactions as determined by the Agent.

           "Financial Letter of Credit" means any Letter of Credit which constitutes a financial standby letter of credit within the meaning of Appendix A to Regulation H of the Board of Governors of the Federal Reserve System or other applicable capital adequacy guidelines promulgated by bank regulatory authorities (including without limitation workmen's compensation letters of credit).

           "Financing Documents" means this Agreement, the Subsidiary Guarantee Agreement, the Notes and the Collateral Documents.

            "Fixed Rate Borrowing" means a CD Borrowing or a Euro-Dollar Borrowing.

            "Fixed Rate Loans" means CD Loans or Euro-Dollar Loans or both.

           "Guarantee" by any Person means any obligation, contingent or otherwise, of such Person directly or indirectly guaranteeing any Debt of any other Person and, without limiting the generality of the foregoing, any obligation, direct or indirect, contingent or otherwise, of such Person (i) to purchase or pay (or advance or supply funds for the purchase or payment of) such Debt (whether arising by virtue of partnership arrangements, by agreement to keep-well, to purchase assets, goods, securities or services, to take-or-pay, or to maintain financial statement conditions or otherwise) or (ii) entered into for the purpose of assuring in any other manner the holder of such Debt of the payment thereof or to protect such holder against loss in respect thereof (in whole or in part), provided that the term Guarantee shall not include endorsements for collection or deposit or bid and performance bonds and guarantees in the ordinary course of business. The term "Guarantee" used as a verb has a corresponding meaning.

           "Hazardous Substances" means any toxic, radioactive, caustic or otherwise hazardous substance, including petroleum, its derivatives, by-products and other hydrocarbons, or any substance having any constituent elements displaying any of the foregoing characteristics.

           "Indemnitee" has the meaning set forth in Section 9.03(b).

           "Interest Period" means: (1) with respect to each Euro-Dollar Borrowing, the period commencing on the date of such Borrowing and ending one, two, three or six months thereafter, as the Borrower may elect in the applicable Notice of Borrowing; provided that:
           (a) any Interest Period which would otherwise end on a day which is not a Euro-Dollar Business Day shall be extended to the next succeeding Euro-Dollar Business Day unless such Euro-Dollar Business Day falls in another calendar month, in which case such Interest Period shall end on the next preceding Euro-Dollar Business Day;

           (b) any Interest Period which begins on the last Euro-Dollar Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall, subject to clause (c) below, end on the last Euro-Dollar Business Day of a calendar month; and

           (c) any Interest Period which would otherwise end after the Termination Date shall end on the Termination Date;

  (2) with respect to each CD Borrowing, the period commencing on the date of such Borrowing and ending 30, 60 or 90 days thereafter, as the Borrower may elect in the applicable Notice of Borrowing; provided that:

           (a) any Interest Period (other than an Interest Period determined pursuant to clause (b) below) which would otherwise end on a day which is not a Euro-Dollar Business Day shall be extended to the next succeeding Euro-Dollar Business Day; and

           (b) any Interest Period which would otherwise end after the Termination Date shall end on the Termination Date; and

  (3) with respect to each Tranche A Base Rate Borrowing or Tranche B Borrowing, the period commencing on the date of such Borrowing and ending 30 days thereafter; provided that:

           (a) any Interest Period (other than an Interest Period determined pursuant to clause (b) below) which would otherwise end on a day which is not a Euro-Dollar Business Day shall be extended to the next succeeding Euro-Dollar Business Day; and

           (b) any Interest Period which would otherwise end after the Termination Date shall end on the Termination Date.

           "Internal Revenue Code" means the Internal Revenue Code of 1986, as amended, or any successor statute.

           "Investment" means any investment in any Person, whether by means of share purchase, capital contribution, loan, Guarantee, time deposit or otherwise.

           "LC Bank" means BayBank Boston, N.A. or such other Bank as the Borrower may designate from time to time (with the consent of such other
  Bank).

            "LC Exposure" means, at any time and for any Bank, an amount equal to such Bank's Percentage of the aggregate amount of Letter of Credit Liabilities in respect of all Letters of Credit at such time.

            "Letter of Credit" has the meaning set forth in Section 2.16(a).


            "Letter of Credit Liabilities" means, at any time and in respect of any Letter of Credit, the sum, without duplication, of (i) the amount available for drawing under such Letter of Credit plus (ii) the aggregate unpaid amount of all Reimbursement Obligations in respect of previous drawings made under such Letter of Credit.

           "Lien" means, with respect to any asset, any mortgage, lien, pledge, charge, security interest or encumbrance of any kind, or any other type of preferential arrangement that has the practical effect of creating a security interest, in respect of such asset. For the purposes of this Agreement, the Borrower or any Subsidiary shall be deemed to own subject to a Lien any asset which it has acquired or holds subject to the interest of a vendor or lessor under any conditional sale agreement, capital lease or other title retention agreement relating to such asset.

           "Loan" means a Domestic Loan or a Euro-Dollar Loan and "Loans" means Domestic Loans or Euro-Dollar Loans or both.

           "Loan Commitment" means for any Bank at any time an amount equal to the excess, if any, of such Bank's Commitment at such time over such Bank's LC Exposure at such time.

           "London Interbank Offered Rate" has the meaning set forth in
  Section 2.05(c).

           "Material Plan" means at any time a Plan or Plans having aggregate Unfunded Liabilities in excess of $10,000,000.

           "Material Subsidiary" means at any time a Subsidiary which as of such time meets the definition of a "significant subsidiary" contained as of the date hereof in Regulation S-X of the Securities and Exchange Commission.

           "Modified Parent Company Debt" means at any date the Debt of the Borrower (other than Debt payable to any Wholly-Owned Consolidated Subsidiary) determined on an unconsolidated basis as of such date, less 75% of the principal amount of any Special Subordinated Debt outstanding on such date.

           "Mortgaged Facilities" means the properties described on Schedule
  III.

           "Multiemployer Plan" means at any time an employee pension benefit plan within the meaning of Section 4001(a)(3) of ERISA to which any member of the ERISA Group is then making or accruing an obligation to make contributions or has within the preceding five plan years made contributions, including for these purposes any Person which ceased to be a member of the ERISA Group during such five year period.

           "Notes" means promissory notes of the Borrower, substantially in the form of Exhibit A hereto, evidencing the obligation of the Borrower to repay the Loans, and "Note" means any one of such promissory notes issued hereunder.

           "Notice of Borrowing" has the meaning set forth in Section 2.02.

           "Notice Time" has the meaning set forth in Section 2.16(b).

           "Obligor" means each of the Borrower and the Subsidiary Guarantors, and "Obligors" means all of the foregoing.

           "Paramount Development Associates" means Paramount Development Associates, a Massachusetts corporation.

           "Parent" means, with respect to any Bank, any Person controlling such Bank.

           "Participant" has the meaning set forth in Section 9.06(b).

           "PBGC" means the Pension Benefit Guaranty Corporation or any entity succeeding to any or all of its functions under ERISA.

           "Percentage" means, with respect to each Bank, the percentage that such Bank's Tranche A Commitment constitutes of the aggregate amount of the Tranche A Commitments.

           "Performance Letter of Credit" means a Letter of Credit which constitutes a performance standby letter of credit within the meaning of Appendix A to Regulation H of the Board of Governors of the Federal Reserve system or other applicable capital adequacy guidelines promulgated by bank regulatory authorities.

           "Perini Building Company" means Perini Building Company, Inc., an Arizona corporation.

           "Perini International" means Perini International Corporation, a Massachusetts corporation.

           "Perini Land and Development" means Perini Land and Development Company, a Delaware corporation.

           "Permitted Encumbrances" means, with respect to any real property owned or leased by the Borrower or any of its Subsidiaries:

           (a) Liens for taxes, assessments or other governmental charges not yet due or which are being contested in good faith and by appropriate proceedings if adequate reserves with respect thereto are maintained on the books of the Borrower or such Subsidiary, as the case may be, in accordance with generally accepted accounting principles;

           (b) carriers', warehousemen's, mechanics', materialmens', repairmens' or other like Liens arising by operation of law in the ordinary course of business so long as (A) the underlying obligations are not overdue for a period of more than 60 days or (B) such Liens are being contested in good faith and by appropriate proceedings and adequate reserves with respect thereto are maintained on the books of the Borrower or such Subsidiary, as the case may be, in accordance with generally accepted accounting principles; and

           (c) other Liens or title defects (including matters which an accurate survey might disclose) which (x) do not secure Debt; (y) do not materially detract from the value of such real property or materially impair the use thereof by the Borrower or such Subsidiary in the operation of its business; and (z) are set forth in the title reports referred to in Section 3.01(h) hereof.

           "Permitted Liens" means the Liens permitted to exist under Section 5.11.

           "Person" means an individual, a corporation, a partnership, an association, a trust or any other entity or organization, including a government or political subdivision or an agency or instrumentality thereof.

           "Plan" means at any time an employee pension benefit plan (other than a Multiemployer Plan) which is covered by Title IV of ERISA or subject to the minimum funding standards under Section 412 of the Internal Revenue Code and either (i) is maintained, or contributed to, by any member of the ERISA Group for employees of any member of the ERISA Group or (ii) has at any time within the preceding five years been maintained, or contributed to, by any Person which was at such time a member of the ERISA Group for employees of any Person which was at such time a member of the ERISA Group.

           "Pledged Instrument" has the meaning set forth in Section 1 of the Borrower Pledge Agreement.

           "Primary Credit Agreement" means the Credit Agreement dated as of May 10, 1993 among the Borrower, the banks listed therein and Morgan Guaranty Trust Company of New York, as agent for such banks, as amended to the Effective Date.

           "Prime Rate" means the rate of interest publicly announced by Morgan Guaranty Trust Company of New York in New York City from time to time as its Prime Rate.

           "Real Estate Investment" means (i) the acquisition, construction or improvement of any real property, other than real property used by the Borrower or a Consolidated Subsidiary in the conduct of its construction business or (ii) any Investment in any Person (including Perini Land and Development or another Consolidated Subsidiary, but without duplication of any Real Estate Investment made by such Person with the proceeds of such Investment) engaged in real estate investment or development or whose principal assets consist of real property; provided that the Debt contemplated by Section 5.08(b)(ii) shall not constitute Real Estate Investments.

           "R. E. Dailey & Co." means R. E. Dailey & Co., a Michigan corporation.

           "Reference Banks" means the CD Reference Banks or the Euro-Dollar Reference Banks, as the context may require, and "Reference Bank" means any one of such Reference Banks.

           "Refunding Borrowing" means a Borrowing which, after application of the proceeds thereof, results in no net increase in the outstanding principal amount of Loans made by any Bank.

           "Regulated Activity" means any generation, treatment, storage, recycling, transportation or Release of any Hazardous Substance.

           "Regulation U" means Regulation U of the Board of Governors of the Federal Reserve System, as in effect from time to time.

           "Reimbursement Obligations" means at any date the obligations of the Borrower then outstanding under Section 2.16 to reimburse any Bank for the amount paid by such Bank in respect of a drawing under a Letter of Credit.

           "Release" means any discharge, emission or release, including a Release as defined in CERCLA at 42 U.S.C. Section 9601(22). The term "Released" has a corresponding meaning.

           "Required Banks" means at any time Banks having at least 60% of the aggregate amount of the Commitments or, if the Commitments shall have been terminated, holding Notes evidencing at least 60% of the aggregate unpaid principal amount of the Loans.

           "Restricted Payment" means (i) any dividend or other distribution on any shares of the Borrower's capital stock (except dividends payable solely in shares of its capital stock) or (ii) any payment on account of the purchase, redemption, retirement or acquisition of (a) any shares of the Borrower's capital stock or (b) any option, warrant or other right to acquire shares of the Borrower's capital stock; provided that none of the following shall constitute Restricted Payments: (i) the declaration and payment of dividends on preferred stock of the Borrower in an aggregate amount with respect to any four consecutive fiscal quarters not exceeding $5,125,000, (ii) the exchange of Special Subordinated Debt for the Borrower's $21.25 Convertible Exchangeable Preferred Shares, (iii) the redemption, for an aggregate redemption price not exceeding $200,000, of the "Rights" issued pursuant to the Shareholder Rights Agreement dated as of September 23, 1988, as amended, between the Borrower and State Street Bank & Trust Company, as Rights Agent or (iv) cash payments in the ordinary course of business in full or partial settlement of employee stock options or similar incentive compensation arrangements.

           "Special Subordinated Debt" means the 8 1/2% Convertible Subordinated Debentures due 2012 of the Borrower issuable in exchange for the Borrower's $21.25 Convertible Exchangeable Preferred Shares in accordance with the terms of the Certificate of Vote of Directors Establishing a Series of a Class of Stock fixing the relative rights and preferences of such Shares as originally filed with the Secretary of the Commonwealth of Massachusetts.

           "Subsidiary" of any Person means any corporation or other entity of which securities or other ownership interests having ordinary voting power to elect a majority of the board of directors or other persons performing similar functions are at the time directly or indirectly owned by such Person.

           "Subsidiary Guarantor" means each of Perini Building Company, Perini International, Perini Land and Development, R. E. Dailey & Co., Paramount Development Associates and each other Subsidiary of the Borrower which becomes a party to the Subsidiary Guarantee Agreement pursuant to
  Section 3.01 thereof, and their respective successors.

           "Subsidiary Guarantee Agreement" means the Subsidiary Guarantee Agreement in substantially the form of Exhibit F among the Borrower, the Subsidiary Guarantors party thereto and the Agent, as executed and delivered pursuant to Section 3.01(b) and as the same may be amended from time to time as permitted herein and in accordance with the terms thereof.


           "Subsidiary Security Agreement" means the Subsidiary Security Agreement in substantially the form of Exhibit G among the Borrower, the Subsidiary Guarantors party thereto and the Agent, as executed and delivered pursuant to Section 3.01(c) and as the same may be amended from time to time as permitted herein and in accordance with the terms thereof.

           "Temporary Cash Investment" means investment of cash balances in United States Government securities or other short-term money market investments.

           "Termination Date" means December 6, 1997 (or if such date is not a Euro-Dollar Business Day, the next preceding Euro-Dollar Business Day).

           "Tranche A Commitment" means, with respect to each Bank, the amount set forth opposite the name of such Bank on the signature pages hereof as its Tranche A Commitment, as such amount may be reduced from time to time pursuant to Section 2.09 and Section 2.10.

           "Tranche A Loan" means a Loan made by a Bank pursuant to Section 2.01(a).

           "Tranche B Commitment" means, with respect to each Bank, the amount set forth opposite the name of such Bank on the signature pages hereof as its Tranche B Commitment, as such amount may be reduced from time to time pursuant to Section 2.09 and Section 2.10.

           "Tranche B Loan" means a Loan made by a Bank pursuant to Section 2.01(b).

           "Unfunded Liabilities" means, with respect to any Plan at any time, the amount (if any) by which (i) the value of all benefit liabilities under such Plan, determined on a plan termination basis using the assumptions prescribed by the PBGC for purposes of Section 4044 of ERISA, exceeds (ii) the fair market value of all Plan assets allocable to such liabilities under Title IV of ERISA (excluding any accrued but unpaid contributions), all determined as of the then most recent valuation date for such Plan, but only to the extent that such excess represents a potential liability of a member of the ERISA Group to the PBGC or any other Person under Title IV of ERISA.

           "Usage" means, at any date, the sum of the aggregate outstanding principal amount of the Loans at such date plus the aggregate amount of Letter of Credit Liabilities at such date with respect to all Letters of Credit.

           "Wholly-Owned Consolidated Subsidiary" means any Consolidated

  Subsidiary of the Borrower all of the shares of capital stock or other ownership interests of which (except directors' qualifying shares) are at the time directly or indirectly owned by the Borrower.

           SECTION 1.02. Accounting Terms and Determinations. Unless otherwise specified herein, all accounting terms used herein shall be interpreted, all accounting determinations hereunder shall be made, and all financial statements required to be delivered hereunder shall be prepared in accordance with generally accepted accounting principles as in effect from time to time, applied on a basis consistent (except for changes concurred in by the Borrower's independent public accountants) with the most recent audited consolidated financial statements of the Borrower and its Consolidated Subsidiaries delivered to the Banks.

           SECTION 1.03. Types of Borrowings. The term "Borrowing" denotes the aggregation of Loans of one or more Banks to be made to the Borrower pursuant to Article II on a single date and for a single Interest Period. Borrowings are classified for purposes of this Agreement by reference to the Class of Loans comprising such Borrowing (e.g., a "Tranche A Borrowing" is a Borrowing comprised of Tranche A Loans) or by reference to the pricing of Loans comprising such Borrowing (e.g., a "Euro-Dollar Borrowing" is a Borrowing comprised of Euro-Dollar Loans).


                                   ARTICLE II

                                  THE CREDITS

            SECTION 2.01.  The Loans.

           (a) Tranche A Loans. From time to time prior to the Termination Date, each Bank severally agrees, on the terms and conditions set forth in this Agreement, to lend to the Borrower from time to time amounts not to exceed in the aggregate at any one time outstanding the amount of its Tranche A Loan Commitment. Each Borrowing under this Section shall be in an aggregate principal amount of $1,000,000 or any larger multiple of $500,000 (except that any such Borrowing may be in the aggregate amount of the unused Tranche A Commitments) and shall be made from the several Banks ratably in proportion to their respective Tranche A Commitments. Within the foregoing limits, the Borrower may borrow under this Section, repay, or to the extent permitted by Section 2.10 or Section 2.11, prepay Tranche A Loans and reborrow at any time prior to the Termination Date under this Section.

           (b) Tranche B Loans. From time to time prior to the Termination Date each Bank severally agrees, on the terms and conditions set forth in this Agreement, to lend to the Borrower from time to time amounts not to exceed in the aggregate at any one time outstanding the amount of its Tranche B Commitment. Each Borrowing under this Section shall be in an aggregate principal amount of $1,000,000 or any larger multiple of $500,000 (except that any such Borrowing may be in the aggregate amount of the unused Tranche B Commitments) and shall be made from the several Banks ratably in proportion to their respective Commitments. Within the foregoing limits, the Borrower may borrow under this Section, repay, or to the extent permitted by Section 2.10 or Section 2.11, prepay Tranche B Loans and reborrow at any time prior to the Termination Date under this Section.

            SECTION 2.02. Method of Borrowing. (a) The Borrower shall give the Agent notice (a "Notice of Borrowing") not later than 11:30 A.M. (New York City time) on the date of each Base Rate Borrowing or Tranche B Borrowing, at least two Domestic Business Days before each CD Borrowing and at least three Euro-Dollar Business Days before each Euro-Dollar

  Borrowing, specifying:

           (i) the date of such Borrowing, which shall be a Domestic Business Day in the case of a Domestic Borrowing or a Euro-Dollar Business Day in the case of a Euro-Dollar Borrowing,

          (ii)  the aggregate amount of such Borrowing,

         (iii)      the Class of such Borrowing,

          (iv) in the case of a Tranche A Borrowing, whether the Loans comprising such Borrowing are to be CD Loans, Base Rate Loans or Euro-Dollar Loans, and

           (v) in the case of a Fixed Rate Borrowing, the duration of the Interest Period applicable thereto, subject to the provisions of the definition of Interest Period.

            (b) Upon receipt of a Notice of Borrowing, the Agent shall promptly notify each Bank of the contents thereof and of such Bank's ratable share of such Borrowing and such Notice of Borrowing shall not thereafter be revocable by the Borrower.

            (c) Not later than 1:30 P.M. (New York City time) on the date of each Borrowing, each Bank shall (except as provided in subsection (d) of this Section) make available its ratable share of such Borrowing, in Federal or other funds immediately available in New York City, to the Agent at its address referred to in Section 9.01. Unless the Agent determines that any applicable condition specified in Article III has not been satisfied, the Agent will make the funds so received from the Banks available to the Borrower at the Agent's aforesaid address.

            (d) If any Bank makes a new Loan hereunder on a day on which the Borrower is to repay all or any part of an outstanding Loan from such Bank, such Bank shall apply the proceeds of its new Loan to make such repayment and only an amount equal to the difference (if any) between the amount being borrowed and the amount being repaid shall be made available by such Bank to the Agent as provided in subsection (c) of this Section, or remitted by the Borrower to the Agent as provided in Section 2.12, as the case may be.

            (e) Unless the Agent shall have received notice from a Bank prior to the date of any Borrowing (or, in a case of a Tranche A Base Rate Borrowing or a Tranche B Borrowing, prior to noon (New York City time) on the date of such Borrowing) that such Bank will not make available to the Agent such Bank's share of such Borrowing, the Agent may assume that such Bank has made such share available to the Agent on the date of such Borrowing in accordance with subsections (c) and (d) of this Section 2.02 and the Agent may, in reliance upon such assumption, make available to the Borrower on such date a corresponding amount. If and to the extent that such Bank shall not have so made such share available to the Agent, such Bank and the Borrower severally agree to repay to the Agent forthwith on demand such corresponding amount together with interest thereon, for each day from the date such amount is made available to the Borrower until the date such amount is repaid to the Agent, at (i) in the case of the Borrower, a rate per annum equal to the higher of the Federal Funds Rate and the interest rate applicable thereto pursuant to Section 2.05 and (ii) in the case of such Bank, the Federal Funds Rate. If such Bank shall repay to the Agent such corresponding amount, such amount so repaid shall constitute such Bank's Loan included in such Borrowing for purposes of this Agreement.

            SECTION 2.03. Notes. (a) The Loans of each Bank shall be evidenced by a single Note payable to the order of such Bank for the account of its Applicable Lending Office.

            (b) Each Bank may, by notice to the Borrower and the Agent, request that its Loans of a particular Class or type be evidenced by a separate Note in an amount equal to the aggregate unpaid principal amount of such Loans. Each such Note shall be in substantially the form of Exhibit A hereto with appropriate modifications to reflect the fact that it evidences solely Loans of the relevant class or type. Each reference in this Agreement to the "Note" of such Bank shall be deemed to refer to and include any or all of such Notes, as the context may require.

           (c) Upon receipt of each Bank's Note pursuant to Section 3.01(c), the Agent shall forward such Note to such Bank. Each Bank shall record the date, amount, type and maturity of each Loan made by it and the date and amount of each payment of principal made by the Borrower with respect thereto, and may, if such Bank so elects in connection with any transfer or enforcement of its Note, endorse on the schedule forming a part thereof appropriate notations to evidence the foregoing information with respect to each such Loan then outstanding; provided that the failure of any Bank to make any such recordation or endorsement shall not affect the obligations of the Borrower hereunder or under the Notes. Each Bank is hereby irrevocably authorized by the Borrower so to endorse its Note and to attach to and make a part of its Note a continuation of any such schedule as and when required.

            SECTION 2.04. Maturity of Loans. Each Loan included in any Borrowing shall mature, and the principal amount thereof shall be due and payable, on the last day of the Interest Period applicable to such Borrowing.

            SECTION 2.05. Interest Rates. (a) Each Tranche A Base Rate Loan shall bear interest on the outstanding principal amount thereof, for each day from the date such Loan is made until it becomes due, at a rate per annum equal to the sum of 1% plus the Base Rate for such day. Such interest shall be payable for each Interest Period on the last day thereof. Any overdue principal of or interest on any Tranche A Base Rate Loan shall bear interest, payable on demand, for each day until paid at a rate per annum equal to the sum of 2% plus the rate otherwise applicable to Tranche A Base Rate Loans for such day.

            (b) Each CD Loan shall bear interest on the outstanding principal amount thereof, for the Interest Period applicable thereto, at a rate per annum equal to the sum of the CD Margin plus the applicable Adjusted CD Rate; provided that if any CD Loan or any portion thereof shall, as a result of clause (2)(b) of the definition of Interest Period, have an Interest Period of less than 30 days, such portion shall bear interest during such Interest Period at the rate applicable to Base Rate Loans during such period. Such interest shall be payable for each Interest Period on the last day thereof and, if such Interest Period is longer than 90 days, at intervals of 90 days after the first day thereof. Any overdue principal of or interest on any CD Loan shall bear interest, payable on demand, for each day until paid at a rate per annum equal to the sum of 2% plus the higher of (i) the sum of the CD Margin plus the Adjusted CD Rate applicable to such Loan and (ii) the rate applicable to Base Rate Loans for such day.

            "CD Margin" means 2.375%.

            The "Adjusted CD Rate" applicable to any Interest Period means a rate per annum determined pursuant to the following formula:

                     [ CDBR       ]*
           ACDR   =  [ ---------- ]  + AR
                     [ 1.00 - DRP ]

           ACDR   =  Adjusted CD Rate
           CDBR   =  CD Base Rate
            DRP   =  Domestic Reserve Percentage
            AR    =  Assessment Rate

       __________
       * The amount in brackets being rounded upward, if necessary, to the next higher 1/100 of 1%

            The "CD Base Rate" applicable to any Interest Period is the rate of interest determined by the Agent to be the average (rounded upward, if necessary, to the next higher 1/100 of 1%) of the prevailing rates per annum bid at 10:00 A.M. (New York City time) (or as soon thereafter as practicable) on the first day of such Interest Period by two or more New York certificate of deposit dealers of recognized standing for the purchase at face value from each CD Reference Bank of its certificates of deposit in an amount comparable to the principal amount of the CD Loan of such CD Reference Bank to which such Interest Period applies and having a maturity comparable to such Interest Period.

            "Domestic Reserve Percentage" means for any day that percentage (expressed as a decimal) which is in effect on such day, as prescribed by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement (including without limitation any basic, supplemental or emergency reserves) for a member bank of the Federal Reserve System in New York City with deposits exceeding five billion dollars in respect of new non-personal time deposits in dollars in New York City having a maturity comparable to the related Interest Period and in an amount of $100,000 or more. The Adjusted CD Rate shall be adjusted automatically on and as of the effective date of any change in the Domestic Reserve Percentage.

            "Assessment Rate" means for any day the annual assessment rate in effect on such date which is payable by a member of the Bank Insurance Fund classified as adequately capitalized and within supervisory subgroup "A" (or a comparable successor assessment risk classification) within the meaning of 12 C.F.R. X 327.3(e) (or any successor provision) to the Federal Deposit Insurance Corporation (or any successor) for such Corporation's (or such successor's) insuring time deposits at offices of such institution in the United States. The Adjusted CD Rate shall be adjusted automatically on and as of the effective date of any change in the Assessment Rate.

            (c) Each Euro-Dollar Loan shall bear interest on the outstanding principal amount thereof, for the Interest Period applicable thereto, at a rate per annum equal to the sum of the Euro-Dollar Margin plus the applicable Adjusted London Interbank Offered Rate. Such interest shall be payable for each Interest Period on the last day thereof and, if such Interest Period is longer than three months, at intervals of three months after the first day thereof.

            "Euro-Dollar Margin" means 2.25%.

            The "Adjusted London Interbank Offered Rate" applicable to any Interest Period means a rate per annum equal to the quotient obtained (rounded upward, if necessary, to the next higher 1/100 of 1%) by dividing

  (i) the applicable London Interbank Offered Rate by (ii) 1.00 minus the Euro-Dollar Reserve Percentage.

            The "London Interbank Offered Rate" applicable to any Interest Period means the average (rounded upward, if necessary, to the next higher 1/16 of 1%) of the respective rates per annum at which deposits in dollars are offered to each of the Euro-Dollar Reference Banks in the London interbank market at approximately 11:00 A.M. (London time) two Euro-Dollar Business Days before the first day of such Interest Period in an amount approximately equal to the principal amount of the Euro-Dollar Loan of such Euro-Dollar Reference Bank to which such Interest Period is to apply and for a period of time comparable to such Interest Period.

            "Euro-Dollar Reserve Percentage" means for any day that percentage (expressed as a decimal) which is in effect on such day, as prescribed by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement for a member bank of the Federal Reserve System in New York City with deposits exceeding five billion dollars in respect of "Eurocurrency liabilities" (or in respect of any other category of liabilities which includes deposits by reference to which the interest rate on Euro-Dollar Loans is determined or any category of extensions of credit or other assets which includes loans by a non-United States office of any Bank to United States residents). The Adjusted London Interbank Offered Rate shall be adjusted automatically on and as of the effective date of any change in the Euro-Dollar Reserve Percentage.

            (d) Any overdue principal of or interest on any Euro-Dollar Loan shall bear interest, payable on demand, for each day from and including the date payment thereof was due to but excluding the date of actual payment, at a rate per annum equal to the sum of 2% plus the higher of (i) the sum of the Euro-Dollar Margin plus the Adjusted London Interbank Offered Rate applicable to such Loan and (ii) the Euro-Dollar Margin plus the quotient obtained (rounded upward, if necessary, to the next higher 1/100 of 1%) by dividing (x) the average (rounded upward, if necessary, to the next higher 1/16 of 1%) of the respective rates per annum at which one day (or, if such amount due remains unpaid more than three Euro-Dollar Business Days, then for such other period of time not longer than three months as the Agent may elect) deposits in dollars in an amount approximately equal to such overdue payment due to each of the Euro-Dollar Reference Banks are offered to such Euro-Dollar Reference Bank in the London interbank market for the applicable period determined as provided above by (y) 1.00 minus the Euro-Dollar Reserve Percentage (or, if the circumstances described in clause (a) or (b) of Section 8.01 shall exist, at a rate per annum equal to the sum of 2% plus the rate applicable to Base Rate Loans for such day).

           (e) Each Tranche B Loan shall bear interest on the outstanding principal amount thereof, for each day from the date such Loan is made until it becomes due, at a rate per annum equal to the sum of 2% plus the Base Rate for such day. Such interest shall be payable for each Interest Period on the last day thereof. Any overdue principal of or interest on any Loan shall bear interest, payable on demand, for each day until paid at a rate per annum equal to the sum of 2% plus the rate otherwise applicable to Tranche B Loans for such day.

            (f) The Agent shall determine each interest rate applicable to the Loans hereunder. The Agent shall give prompt notice to the Borrower and the Banks of each rate of interest so determined, and its determination thereof shall be conclusive in the absence of manifest error.

           (g) Each Reference Bank agrees to use its best efforts to furnish quotations to the Agent as contemplated hereby. If any Reference Bank does not furnish a timely quotation, the Agent shall determine the relevant interest rate on the basis of the quotation or quotations furnished by the remaining Reference Bank or Banks or, if none of such quotations is available on a timely basis, the provisions of Section 8.01 shall apply.

           SECTION 2.06. Commitment Fees. The Borrower shall pay to the Agent for the account of each Bank a commitment fee at the rate of 1/2 of 1% per annum on the daily average unused portion of such Bank's Commitments. Such commitment fees shall accrue from and including the Effective Date to but excluding the Termination Date. Such commitment fees shall be payable on the last day of each fiscal quarter of the Borrower prior to the Termination Date and on the Termination Date.

           SECTION 2.07. Participation Fee. The Borrower shall pay to the Agent for the account of each Bank on the Effective Date (i) in the case of a Bank with Commitments aggregating $25,000,000 or more, a participation fee in an amount equal to .30% of such Bank's Commitments and (ii) in the case of a Bank with Commitments aggregating less than $25,000,000, a participation fee in an amount equal to .175% of such Bank's Commitments.

           SECTION 2.08. Agency Fee. The Borrower shall pay to the Agent as compensation for its services hereunder and under the Collateral Documents agency fees payable in the amounts and at the times heretofore agreed between the Borrower and the Agent. The Borrower shall also pay to the Agent for its own account on the Effective Date an arrangement fee in the amount previously agreed between the Borrower and the Agent.

           SECTION 2.09. Optional Termination or Reduction of Commitments. The Borrower may, upon at least three Domestic Business Days' notice to the Agent, terminate at any time, or proportionately permanently reduce from time to time by an aggregate amount of $5,000,000 or any larger multiple of $1,000,000, the unused portions of the Commitments. If the Commitments are terminated in their entirety, all accrued commitment fees shall be payable on the effective date of such termination.

           SECTION 2.10.  Mandatory Termination or Reduction of Commitments.
  (a) The Commitments shall terminate on the Termination Date, and any Loans then outstanding (together with accrued interest thereon) shall be due and payable on such date.

           (b) The Commitments of all Banks shall be permanently, automatically and ratably reduced:

           (i) immediately upon receipt by the Borrower or any Subsidiary of the proceeds from the collection, sale or other disposition of any real property (other than real property used by the Borrower or a Consolidated Subsidiary in its construction business) owned by the Borrower or a Subsidiary by an amount equal to 50% of such proceeds net of all out-of-pocket costs, all applicable mortgage debt, fees, commissions and other expenses reasonably incurred in respect of such collection, sale or disposition and any taxes paid or payable (as estimated by a financial officer of the Borrower in good faith) in respect thereof provided that no such reduction shall be required unless and until, and then only to the extent that, the aggregate amount of such net proceeds received by the Borrower and its Subsidiaries during (x) the period from the date hereof through December 31, 1994 or (y) any fiscal year thereafter exceeds
      $5,000,000;

           (ii) immediately upon receipt by the Borrower or a Subsidiary of proceeds from the settlement of any Construction Claim by an amount equal to 50% of such proceeds net of all out-of-pocket expenses reasonably incurred in respect of such collection and any taxes paid or payable (as estimated by a financial officer of the Borrower in good faith) in respect thereof; provided that in the event that the Construction Claim filed by Tutor-Saliba-Perini JV against the California State Department of Highways for cost overruns associated with the Redwood Bypass in Humboldt and Del Norte Counties, California is settled at a time when the aggregate amount of the Commitments exceeds $110,000,000, 100% of the proceeds of the Borrower's or any Subsidiary's share of such settlement net of all out-of-pocket expenses reasonably incurred in respect of such collection and any taxes paid or payable (as estimated by a financial officer of the Borrower in good faith) in respect thereof shall be applied to the extent required to permanently, automatically and ratably reduce the aggregate amount of the Commitments to $110,000,000, and 50% of the balance (if any) of such net proceeds shall be so applied; and

          (iii) by $15,000,000 upon the completion of an issuance by the Borrower of convertible preferred stock or other equity issue provided that in the event that the proceeds of such issuance net of all out-of-pocket expenses reasonably incurred in respect of such issuance and any taxes paid or payable (as estimated by a financial officer of the Borrower in good faith) in respect thereof exceeds $30,000,000, the aggregate amount of the Commitments shall be reduced by an amount not less than the sum of $15,000,000 plus 50% of the excess over $30,000,000 of such proceeds.

           (c) On each day on which any Commitment is reduced pursuant to this Section, the Borrower shall repay such principal amount (together with accrued interest thereon) of each Bank's outstanding Loans of each Class, if any, as may be necessary so that after such repayment, the aggregate unpaid principal amount of such Bank's Loans of each Class, together with (in the case of the Tranche A Loans) such Bank's Percentage of the aggregate amount of Letter of Credit Liabilities, does not exceed the amount of such Bank's Commitment of such Class after giving effect to such reduction; provided that if this subsection (c) would otherwise require prepayment of any Fixed Rate Loan prior to the last day of the applicable Interest Period, such prepayment shall be deferred to such last day unless the Required Banks otherwise direct by notice to the Borrower. In the event that the aggregate amount of the Tranche A Commitments is reduced to an amount less than the aggregate amount of Letter of Credit Liabilities at such time in respect of all Letters of Credit, the Borrower hereby agrees that it shall forthwith, without any demand or taking of any other action by the Required Banks or the Agent, pay to the Agent an amount in immediately available funds equal to the difference to be held as security for the Letter of Credit Liabilities for the benefit of all Banks.

           (d) Any reduction of the Commitments described in clauses (a) and
  (b) above shall be applied first to reduce the Tranche B Commitments pro rata and if the Tranche B Commitments are reduced to zero, then to reduce the Tranche A Commitments pro rata.

           SECTION 2.11. Optional Prepayments. (a) The Borrower may, upon notice to the Agent not later than 11:30 A.M. (New York City time) on any Domestic Business Day, prepay on such Domestic Business Day any Base Rate Borrowing or any Tranche B Borrowing in whole at any time, or from time to time in part in amounts aggregating $1,000,000 or any larger multiple of $500,000, by paying the principal amount to be prepaid together with accrued interest thereon to the date of prepayment. Each such optional prepayment shall be applied to prepay ratably the Loans of the several Banks included in such Borrowing.

           (b) Except as provided in Sections 2.10(c) and 8.02, the Borrower may not prepay all or any portion of the principal amount of any Fixed Rate Loan prior to the maturity thereof.

           (c) Upon receipt of a notice of prepayment pursuant to this Section, the Agent shall promptly notify each Bank of the contents thereof and of such Bank's ratable share of such prepayment and such notice shall not thereafter be revocable by the Borrower.

           SECTION 2.12. General Provisions as to Payments. (a) The Borrower shall make each payment of principal of, and interest on, the Loans and of fees hereunder, not later than 1:30 P.M. (New York City time) on the date when due, in Federal or other funds immediately available in New York City, to the Agent at its address referred to in Section 9.01. The Agent will promptly distribute to each Bank its ratable share of each such payment received by the Agent for the account of the Banks. Whenever any payment of principal of, or interest on, the Domestic Loans or of fees shall be due on a day which is not a Domestic Business Day, the date for payment thereof shall be extended to the next succeeding Domestic Business Day. Whenever any payment of principal of, or interest on, the Euro-Dollar Loans shall be due on a day which is not a Euro-Dollar Business Day, the date for payment thereof shall be extended to the next succeeding Euro-Dollar Business Day unless such Euro-Dollar Business Day falls in another calendar month, in which case the date for payment thereof shall be the next preceding Euro-Dollar Business Day. If the date for any payment of principal is extended by operation of law or otherwise, interest thereon shall be payable for such extended time.

           (b) Unless the Agent shall have received notice from the Borrower prior to the date on which any payment is due to the Banks hereunder that the Borrower will not make such payment in full, the Agent may assume that the Borrower has made such payment in full to the Agent on such date and the Agent may, in reliance upon such assumption, cause to be distributed to each Bank on such due date an amount equal to the amount then due such Bank. If and to the extent that the Borrower shall not have so made such payment, each Bank shall repay to the Agent forthwith on demand such amount distributed to such Bank together with interest thereon, for each day from the date such amount is distributed to such Bank until the date such Bank repays such amount to the Agent, at the Federal Funds Rate.

           SECTION 2.13. Funding Losses. If the Borrower makes any payment of principal with respect to any Fixed Rate Loan (pursuant to Section 2.10(c), Article VI or VIII or otherwise) on any day other than the last day of the Interest Period applicable thereto, or the last day of an applicable period fixed pursuant to Section 2.05(d), or if the Borrower fails to borrow any Fixed Rate Loans after notice has been given to any Bank in accordance with Section 2.02(b), the Borrower shall reimburse each Bank on demand for any resulting loss or expense incurred by it (or by any existing or prospective Participant in the related Loan), including (without limitation) any loss incurred in obtaining, liquidating or employing deposits from third parties, but excluding loss of margin for the period after any such payment or failure to borrow, provided that such Bank shall have delivered to the Borrower a certificate as to the amount of such loss or expense, which certificate shall be conclusive in the absence of manifest error.

           SECTION 2.14. Computation of Interest and Fees. Interest based on the Prime Rate shall be computed on the basis of a year of 365 days (or 366 days in a leap year) and paid for the actual number of days elapsed (including the first day but excluding the last day). All other interest and commitment fees shall be computed on the basis of a year of 360 days and paid for the actual number of days elapsed (including the first day but excluding the last day).

           SECTION 2.15. Maximum Interest Rate. (a) Nothing contained in this Agreement or the Notes shall require the Borrower to pay interest at a rate exceeding the maximum rate permitted by applicable law. Neither this Section nor Section 9.08 is intended to limit the rate of interest payable for the account of any Bank to the maximum rate permitted by the laws of the State of New York if a higher rate is permitted with respect to such Bank by supervening provisions of U.S. federal law.

           (b) If the amount of interest payable for the account of any Bank on any interest payment date in respect of the immediately preceding interest computation period, computed pursuant to Section 2.05, would exceed the maximum amount permitted by applicable law to be charged by such Bank, the amount of interest payable for its account on such interest payment date shall be automatically reduced to such maximum permissible amount.

           (c) If the amount of interest payable for the account of any Bank in respect of any interest computation period is reduced pursuant to clause (b) of this Section and the amount of interest payable for its account in respect of any subsequent interest computation period, computed pursuant to Section 2.05, would be less than the maximum amount permitted by applicable law to be charged by such Bank, then the amount of interest payable for its account in respect of such subsequent interest computation period shall be automatically increased to such maximum permissible amount; provided that at no time shall the aggregate amount by which interest paid for the account of any Bank has been increased pursuant to this clause (c) exceed the aggregate amount by which interest paid for its account has theretofore been reduced pursuant to clause (b) of this Section.

            SECTION 2.16. Letters of Credit. (a) Subject to the terms and conditions hereof, the LC Bank agrees to issue letters of credit hereunder from time to time before the Termination Date upon the request of the Borrower (such letters of credit issued, the "Letters of Credit"); provided that, immediately after each such Letter of Credit is issued, the aggregate amount of the Letter of Credit Liabilities for all Letters of Credit shall not exceed the Available LC Amount. Upon the date of issuance by the LC Bank of a Letter of Credit in accordance with this
  Section 2.16, the LC Bank shall be deemed, without further action by any party hereto, to have sold to each Bank, and each Bank shall be deemed, without further action by any party hereto, to have purchased from the LC Bank, a participation in such Letter of Credit and the related Letter of Credit Liabilities in proportion to its Percentage.

            (b) The Borrower shall give the LC Bank at least three Domestic Business Days' prior notice (effective upon receipt) specifying the date each Letter of Credit is to be issued, and describing the proposed terms of such Letter of Credit and the nature of the transactions proposed to be supported thereby. Upon receipt of such notice the LC Bank shall promptly notify the Agent, and the Agent shall promptly notify each Bank of the contents thereof and of the amount of such Bank's participation in such proposed Letter of Credit. The issuance by the LC Bank of any Letter of Credit shall, in addition to the conditions precedent set forth in Article III (the satisfaction of which the LC Bank shall have no duty to ascertain), be subject to the conditions precedent that such Letter of Credit shall be satisfactory to the LC Bank and that the Borrower shall have executed and delivered such other instruments and agreements relating to such Letter of Credit as the LC Bank shall have reasonably requested. Each Letter of Credit shall have an expiry date of not later than one year after its date of issue; provided that no Letter of Credit shall have a term extending beyond the Termination Date; and provided further that any such Letter of Credit may include an evergreen or renewal option, pursuant to which the expiry date of such Letter of Credit will be automatically extended unless notice of non-renewal is given by the LC Bank (provided that such Letter of Credit has an absolute expiry date not later than the Termination Date and provided further that the LC Bank shall deliver notice of non-renewal at the time such notice is required to be given (for any such Letter of Credit, the "Notice Time") unless requested not to by the Borrower, which request will be treated in the same manner as a request for issuance of a new Letter of Credit on the same terms (any such Letter of Credit, an "Evergreen Letter of Credit").

            (c) The Borrower shall pay to the Agent a letter of credit fee at a rate equal to (i) 1.00% per annum on the aggregate amount available for drawings under each Performance Letter of Credit issued from time to time and (ii) 2.25% per annum on the aggregate amount available for drawings under each Financial Letter of Credit issued from time to time, any such fee to be payable for the account of the Banks ratably in proportion to their Percentages. Such fee shall be payable in arrears on the last day of each fiscal quarter of the Borrower for so long as such Letter of Credit is outstanding and on the date of termination thereof. The Borrower shall pay to the LC Bank additional fees and expenses in the amounts and at the times as agreed between the Borrower and the LC Bank.

            (d) Upon receipt from the beneficiary of any Letter of Credit of any demand for payment or other drawing under such Letter of Credit, the LC Bank shall notify the Agent and the Agent shall promptly notify the Borrower and each other Bank as to the amount to be paid as a result of such demand or drawing and the respective payment date. The responsibility of the LC Bank to the Borrower and each Bank shall be only to determine that the documents (including each demand for payment or other drawing) delivered under each Letter of Credit issued by it in connection with such presentment shall be in conformity in all material respects with such Letter of Credit. The LC Bank shall endeavor to exercise the same care in the issuance and administration of the Letters of Credit as it does with respect to letters of credit in which no participations are granted, it being understood that in the absence of any gross negligence or willful misconduct by the LC Bank, each Bank severally agrees that it shall be unconditionally and irrevocably liable without regard to the occurrence of any Event of Default or any condition precedent whatsoever, pro rata to the extent of such Bank's Percentage, to reimburse the LC Bank on demand for the amount of each payment made by the LC Bank under each Letter of Credit issued by the LC Bank to the extent such amount is not reimbursed by the Borrower pursuant to clause (e) below together with interest on such amount for each day from the date of the LC Bank's demand for such payment (or, if such demand is made after 11:00 A.M. (New York City time) on such date, from the next succeeding Domestic Business Day) to the date of payment by such Bank of such amount at a rate of interest per annum equal to the Federal Funds Rate for such day.

            (e) The Borrower shall be irrevocably and unconditionally obligated forthwith to reimburse the LC Bank for any amounts paid by the LC Bank upon any drawing under any Letter of Credit, without presentment, demand, protest or other formalities of any kind; provided that neither the Borrower nor any Bank shall hereby be precluded from asserting any claim for direct (but not consequential) damages suffered by the Borrower or such Bank to the extent, but only to the extent, caused by (i) the willful misconduct or gross negligence of the LC Bank in determining whether a request presented under any Letter of Credit complied with the terms of such Letter of Credit or (ii) such Bank's failure to pay under any Letter of Credit after the presentation to it of a request strictly complying with the terms and conditions of the Letter of Credit. All such amounts paid by the LC Bank and remaining unpaid by the Borrower shall bear interest, payable on demand, for each day until paid at a rate per annum equal to the sum of 2% plus the rate applicable to Base Rate Loans for such day. The LC Bank will pay to each Bank ratably in accordance with its Percentage all amounts received from the Borrower for application in payment, in whole or in part, of the Reimbursement Obligation in respect of any Letter of Credit, but only to the extent such Bank has made payment to the LC Bank in respect of such Letter of Credit pursuant to
  Section 2.16(d).

           (f) If after the date hereof, the adoption of any applicable law, rule or regulation, or any change in any applicable law, rule or regulation, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Bank with any request or directive (whether or not having the force of law) of any such authority, central bank or comparable agency shall impose, modify or deem applicable any tax, reserve, special deposit or similar requirement against or with respect to or measured by reference to Letters of Credit issued or to be issued hereunder or participations therein, and the result shall be to increase the cost to any Bank of issuing or maintaining any Letter of Credit or any participation therein, or reduce any amount receivable by any Bank hereunder in respect of any Letter of Credit (which increase in cost, or reduction in amount receivable, shall be the result of such Bank's reasonable allocation of the aggregate of such increases or reductions resulting from such event), then, upon demand by such Bank (which demand shall not be unreasonably delayed, provided that a demand within six months of the accrual of such increased cost or reduction in amount receivable will not be deemed to be unreasonably delayed), the Borrower agrees to pay to such Bank, from time to time as specified by such Bank, such additional amounts as shall be sufficient to compensate such Bank for such increased costs or reductions in amount incurred by such Bank. A certificate of such Bank submitted by such Bank to the Borrower shall be conclusive as to the amount thereof in the absence of manifest error.

           (g) The Borrower's obligations under this Section 2.16 shall be absolute and unconditional under any and all circumstances and irrespective of any setoff, counterclaim or defense to payment which the Borrower may have or have had against the LC Bank, any Bank or any beneficiary of a Letter of Credit. The Borrower further agrees with the LC Bank and the Banks that the LC Bank and the Banks shall not be responsible for, and the Borrower's Reimbursement Obligation in respect of any Letter of Credit shall not be affected by, among other things, the validity or genuineness of documents or of any endorsements thereon, even if such documents should in fact prove to be in any or all respects invalid, fraudulent or forged, or any dispute between or among the Borrower, any of its Subsidiaries, the beneficiary of any Letter of Credit or any financing institution or other party to whom any Letter of Credit may be transferred or any claims or defenses whatsoever of the Borrower or any of its Subsidiaries against the beneficiary of any Letter of Credit or any such transferee. The LC Bank shall not be liable for any error, omission, interruption or delay in transmission, dispatch or delivery of any message or advice, however transmitted, in connection with any Letter of Credit issued, extended or renewed by it. The Borrower agrees that any action taken or omitted by the LC Bank or any Bank under or in connection with each Letter of Credit and the related drafts and documents, if done in good faith and without gross negligence, shall be binding upon the Borrower and shall not put the LC Bank or any Bank under any liability to the Borrower.

           (h) To the extent not inconsistent with clause (g) above, the LC Bank shall be entitled to rely, and shall be fully protected in relying upon, any Letter of Credit, draft, writing, resolution, notice, consent, certificate, affidavit, letter, cablegram, telegram, telecopy, telex or teletype message, statement, order or other document believed by it to be genuine and correct and to have been signed, sent or made by the proper

  Person or Persons and upon advice and statements of legal counsel, independent accountants and other experts selected by the LC Bank. The LC Bank shall be fully justified in failing or refusing to take any action under this Agreement unless it shall first have received such advice or concurrence of the Required Banks as it reasonably deems appropriate or it shall first be indemnified to its reasonable satisfaction by the Banks against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action. Notwithstanding any other provision of this Section 2.16, the LC Bank shall in all cases be fully protected in acting, or in refraining from acting, under this Agreement in accordance with a request of the Required Banks, and such request and any action taken or failure to act pursuant thereto shall be binding upon the Banks and all future holders of participations in any Letters of Credit.

           (i) The Borrower hereby indemnifies and holds harmless each Bank and the Agent from and against any and all claims and damages, losses, liabilities, costs or expenses which such Bank or the Agent may incur (or which may be claimed against such Bank or the Agent by any Person whatsoever) by reason of or in connection with the execution and delivery or transfer of or payment or failure to pay under any Letter of Credit, including, without limitation, any claims, damages, losses, liabilities, costs or expenses which the LC Bank may incur by reason of or in connection with the failure of any other Bank to fulfill or comply with its obligations to the LC Bank hereunder (but nothing herein contained shall affect any rights the Borrower may have against such defaulting
  Bank); provided that the Borrower shall not be required to indemnify any Bank or the Agent for any claims, damages, losses, liabilities, costs or expenses to the extent, but only to the extent, caused by (i) the willful misconduct or gross negligence of the LC Bank in determining whether a request presented under any Letter of Credit complied with the terms of such Letter of Credit or (ii) the LC Bank's failure to pay under any Letter of Credit after the presentation to it of a request strictly complying with the terms and conditions of the Letter of Credit. Nothing in this Section 2.16(i) is intended to limit the obligations of the Borrower under any other provision of this Agreement.

           (j) Each Bank shall, ratably in accordance with its Percentage, indemnify the LC Bank, its affiliates and their respective directors, officers, agents and employees (to the extent not reimbursed by the Borrower) against any cost, expense (including reasonable counsel fees and disbursements), claim, demand, action, loss or liability (except such as result from such indemnitees' gross negligence or willful misconduct or the LC Bank's failure to pay under any Letter of Credit after the presentation to it of a request strictly complying with the terms and conditions of the Letter of Credit) that such indemnitees may suffer or incur in connection with this Section 2.16 or any action taken or omitted by such indemnitees hereunder.

           (k) In its capacity as a Bank the LC Bank shall have the same rights and obligations as any other Bank.

           SECTION 2.17. Termination of the Security Interest. Upon the completion of an issuance by the Borrower of convertible preferred stock or other equity instrument for proceeds (net of all out-of-pocket expenses reasonably incurred in respect of such issuance and any taxes paid or payable (as estimated by a financial officer of the Borrower in good faith) in respect thereof) in excess of $25,000,000, so long as no Default is then continuing, the Borrower shall be entitled to the release of all Collateral from the Liens of the Collateral Documents in accordance with the provisions thereof, and the Collateral Documents shall thereupon cease to be Financing Documents.

                                  ARTICLE III

                                   CONDITIONS

           SECTION 3.01. Effectiveness. This Agreement shall become effective on the date that each of the following conditions shall have been satisfied (or waived in accordance with Section 9.05):

           (a) receipt by the Agent of counterparts of this Agreement signed by each of the parties hereto (or, in the case of any party as to which an executed counterpart shall not have been received, receipt by the Agent in form satisfactory to it of telegraphic, facsimile, telex or other written confirmation from such party of execution of a counterpart hereof by such party);

           (b) receipt by the Agent of counterparts of the Subsidiary Guarantee Agreement, duly executed by each of the Obligors listed on the signature pages thereof;

           (c) receipt by the Agent of counterparts of the Borrower Security Agreement, the Borrower Pledge Agreement, the Subsidiary Security Agreement, the Deeds of Trust and all other documents and certificates to be delivered pursuant thereto on the Effective Date (including appropriately completed and duly executed Uniform Commercial Code financing statements required thereby) duly executed by each of the Obligors listed on the signature pages thereof;

           (d) receipt by the Agent of evidence satisfactory to the Agent that arrangements satisfactory to it shall have been made for recording the Deeds of Trust and filing the Uniform Commercial Code financing statements referred to in paragraph (c) above on or promptly after the Effective Date;

           (e) receipt by the Agent of all Pledged Instruments;

           (f) receipt by the Agent of copies of file search reports from the Uniform Commercial Code filing officer in each jurisdiction (i) in which any Mortgaged Facility is located or (ii) in which the chief executive office of the Borrower and each Subsidiary Guarantor is located, setting forth the results of Uniform Commercial Code file searches conducted in the name of the Borrower and each Subsidiary Guarantor, as the case may be;

           (g) receipt by the Agent of evidence satisfactory to the Agent of the insurance coverage required by Section 5.03;

           (h) with respect to each of the Mortgaged Facilities, receipt by the Agent of title reports with respect thereto issued by a title insurance company reasonably acceptable to the Agent and dated no more than 45 days prior to the Effective Date showing no Liens except Permitted Encumbrances with respect thereto;

           (i) receipt by the Agent of duly executed Notes for the account of each Bank dated on or before the Effective Date complying with the provisions of Section 2.03;

           (j) receipt by the Agent of (i) an opinion of the General Counsel of the Borrower and (ii) an opinion of Jacobs Persinger & Parker, New York counsel for the Borrower, substantially in the forms of Exhibits B-1 and B-2, respectively, and covering such additional matters relating to the transactions contemplated hereby as the Required Banks may reasonably request;

           (k) receipt by the Agent of (i) an opinion of Davis Polk & Wardwell, special New York counsel for the Agent, and (ii) an opinion of Meyer Hendricks Victor Osborn & Maledon, special Arizona counsel for the Agent, substantially in the forms of Exhibits C-1 and C-2, respectively, hereto and covering such additional matters relating to the transactions contemplated hereby as the Required Banks may reasonably request;

           (l) receipt by the Agent of evidence satisfactory to the Agent that the commitments under the Existing Credit Agreements have been terminated and that the principal and interest on all loans and accrued fees outstanding thereunder have been paid in full; and

           (m) receipt by the Agent of all documents it may reasonably request relating to the existence of the Obligors, the corporate authority for and the validity of the Financing Documents and any other matters relevant hereto, all in form and substance satisfactory to the Agent;

  provided that this Agreement shall not become effective or be binding on any party hereto unless all of the foregoing conditions are satisfied not later than December 31, 1994. The Agent shall promptly notify the Borrower and the Banks of the Effective Date, and such notice shall be conclusive and binding on all parties hereto. The Borrower and each of the Banks which is a party to the Existing Credit Agreements, comprising the "Required Banks" as defined in the Existing Credit Agreements, hereby agree that (i) the commitments of the banks under the Existing Credit Agreements shall terminate simultaneously with the effectiveness of this Agreement without the notice required under Sections 2.09 of the Existing Credit Agreements and (ii) the Borrower may prepay any Borrowing as defined in the Existing Credit Agreements on the Effective Date hereof without prior notice. The Borrower covenants that all accrued and unpaid fees and any other amounts due and payable under the Existing Credit Agreements shall have been paid on or prior to the Effective Date. Upon the effectiveness of this Agreement, any letter of credit outstanding under the Primary Credit Agreement shall be deemed to be a Letter of Credit outstanding hereunder.

           SECTION 3.02. Credit Events. The obligation of any Bank to make a Loan on the occasion of any Borrowing and of the LC Bank to issue a Letter of Credit (or to permit the extension of an Evergreen Letter of Credit) on the occasion of a request therefor by the Borrower is subject to the satisfaction of the following conditions:

           (a) receipt (i) by the Agent of a Notice of Borrowing as required by Section 2.02, in the case of a Borrowing or (ii) by the LC Bank of notice as required by Section 2.16 , in the case of a Letter of

      Credit;

           (b) the fact that, after giving effect to such Credit Event, the Usage shall not exceed the aggregate amount of the Commitments and, in the case of a Tranche B Borrowing, the fact that the Tranche A Commitments shall be fully utilized;

           (c) the fact that, immediately after such Credit Event, no Default shall have occurred and be continuing;

           (d) the fact that the representations and warranties of each Obligor contained in each Financing Document to which it is a party (except, in the case of a Refunding Borrowing, the representation and warranty set forth in Section 4.04(c) hereof as to any material adverse change which has theretofore been disclosed in writing by the Borrower to the Banks) shall be true on and as of the date of such Borrowing.

  Each Borrowing shall be deemed to be a representation and warranty by the Borrower on the date of such Borrowing as to the facts specified in clauses (b), (c) and (d) of this Section.


                                   ARTICLE IV

                         REPRESENTATIONS AND WARRANTIES

           The Borrower represents and warrants that:

           SECTION 4.01. Corporate Existence and Power. The Borrower is a corporation duly incorporated, validly existing and in good standing under the laws of Massachusetts, and has all corporate powers and all material governmental licenses, authorizations, consents and approvals required to carry on its business as now conducted.

           SECTION 4.02. Corporate and Governmental Authorization; No Contravention. The execution, delivery and performance by each Obligor of the Financing Documents to which it is a party are within its corporate powers, have been duly authorized by all necessary corporate action, require no action by or in respect of, or filing with, any governmental body, agency or official and do not contravene, or constitute a default under, any provision of applicable law or regulation or of the certificate of incorporation or by-laws of such Obligor or of any agreement, judgment, injunction, order, decree or other instrument binding upon such Obligor or any of its Subsidiaries or result in the creation or imposition of any Lien, except Liens created by the Collateral Documents, on any asset of such Obligor or any of its Subsidiaries.

           SECTION 4.03. Binding Effect; Liens of Collateral Documents. This Agreement constitutes a valid and binding agreement of the Borrower and the Notes, when executed and delivered in accordance with this Agreement, will constitute valid and binding obligations of the Borrower in each case enforceable in accordance with their respective terms. Each other Financing Document, when executed and delivered in accordance with this Agreement, will constitute a valid and binding agreement of each Obligor party thereto enforceable against each such Obligor in accordance with its terms. Subject to Section 2.17, the Collateral Documents create valid security interests in, and first mortgage Liens on, the Collateral purported to be covered thereby, which security interests and mortgage Liens are and will remain perfected security interests and duly recorded mortgage Liens, prior to all other Liens except Liens permitted by the Collateral Documents.

           SECTION 4.04.  Financial Information.

           (a) The consolidated balance sheet of the Borrower and its Consolidated Subsidiaries as of December 31, 1993 and the related consolidated statements of income, stockholders' equity and cash flows for the fiscal year then ended, reported on by Arthur Andersen & Co. and set forth in the Borrower's 1993 Form 10-K, a copy of which has been delivered to each of the Banks, fairly present, in conformity with generally accepted accounting principles, the consolidated financial position of the Borrower and its Consolidated Subsidiaries as of such date and their consolidated results of operations and cash flows for such fiscal year.

           (b) The unaudited consolidated balance sheet of the Borrower and its Consolidated Subsidiaries as of September 30, 1994 and the related unaudited consolidated statements of income, stockholders' equity and cash flows for the nine months then ended, set forth in the Borrower's quarterly report for the fiscal quarter ended September 30, 1994 as filed with the Securities and Exchange Commission on Form 10-Q, a copy of which has been delivered to each of the Banks, fairly present, in conformity with generally accepted accounting principles applied on a basis consistent with the financial statements referred to in subsection (a) of this Section, the consolidated financial position of the Borrower and its Consolidated Subsidiaries as of such date and their consolidated results of operations and cash flows for such nine month period (subject to normal year-end adjustments).

           (c) Since September 30, 1994 there has been no material adverse change in the business, financial position, results of operations or prospects of the Borrower and its Consolidated Subsidiaries, considered as a whole.

           SECTION 4.05. Litigation. Except as disclosed in the Borrower's 1993 Form 10-K and the Form 10-Q referred to in Section 4.04(b) above, there is no action, suit or proceeding pending against, or to the knowledge of the Borrower threatened against or affecting, the Borrower or any of its Subsidiaries before any court or arbitrator or any governmental body, agency or official in which there is a reasonable possibility of an adverse decision which could materially adversely affect the business, consolidated financial position or consolidated results of operations of the Borrower and its Consolidated Subsidiaries or which in any manner draws into question the validity of any Financing Document.

           SECTION 4.06. Compliance with ERISA. Each member of the ERISA Group has fulfilled its obligations under the minimum funding standards of ERISA and the Internal Revenue Code with respect to each Plan and is in compliance in all material respects with the presently applicable provisions of ERISA and the Internal Revenue Code with respect to each Plan. No member of the ERISA Group has (i) sought a waiver of the minimum funding standard under Section 412 of the Internal Revenue Code in respect of any Plan, (ii) failed to make any contribution or payment to any Plan or Multiemployer Plan or in respect of any Benefit Arrangement, or made any amendment to any Plan or Benefit Arrangement, which has resulted or could result in the imposition of a Lien or the posting of a bond or other security under ERISA or the Internal Revenue Code or (iii) incurred any liability to the PBGC or any other Person under Title IV of ERISA other than a liability to the PBGC for premiums under Section 4007 of ERISA.

           SECTION 4.07. Environmental Matters. (a) In the ordinary course of its business, the Borrower conducts periodic reviews of the effect of Environmental Laws on the business, operations and properties of the Borrower and its Subsidiaries and compliance therewith. The Borrower and its Subsidiaries also attempt, whenever possible, to negotiate specific provisions in contracts for construction services that allocate to the contracting governmental agency or private owner, the entire risk and responsibility for Hazardous Substances encountered during the course of construction. On the basis of such reviews and contract provisions and procedures, the Borrower has reasonably concluded that the costs and associated liabilities of compliance with Environmental Laws are unlikely to have a material adverse effect on the business, financial condition, results of operations or prospects of the Borrower and its Consolidated Subsidiaries, considered as a whole.

           (b)  Without limiting the foregoing, as of the Effective Date:

           (i) no notice, notification, demand, request for information, citation, summons, complaint or order has been issued, no complaint has been filed, no penalty has been assessed and no investigation or review is pending or, to the knowledge of the Obligors, threatened by any governmental or other entity with respect to any (A) alleged violation by the Borrower or any of its Subsidiaries of any Environmental Law involving any Mortgaged Facility, (B) alleged failure by the Borrower or any of its Subsidiaries to have any environmental permit, certificate, license, approval, registration or authorization required in connection with the conduct of its business at any Mortgaged Facility, (C) Regulated Activity conducted at any Mortgaged Facility or (D) Release of Hazardous Substances at or in connection with any Mortgaged Facility;

          (ii) other than generation of Hazardous Substances in compliance with all applicable Environmental Laws, no Regulated Activity has occurred at or on any Mortgaged Facility;

         (iii) no polychlorinated biphenyls, radioactive material, urea formaldehyde, lead, asbestos, asbestos-containing material or underground storage tank (active or abandoned) is or has been present at any Mortgaged Facility;

          (iv) no Hazardous Substance has been Released (and no written notification of such Release has been filed) or is present (whether or not in a reportable or threshold planning quantity) at, on or under any Mortgaged Facility;

           (v) no Mortgaged Facility is listed or, to the knowledge of the Obligors, proposed for listing, on the National Priorities List promulgated pursuant to CERCLA, on CERCLIS (as defined in CERCLA) or on any similar federal, state or foreign list of sites requiring investigation or clean-up; and

          (vi) there are no Liens under Environmental Laws on any Mortgaged Facility, no government actions have been taken or are in process which could subject any Mortgaged Property to such Liens and neither the Borrower nor any of its Subsidiaries would be required to place any notice or restriction relating to Hazardous Substances in any deed to any Mortgaged Facility.

           (c) No environmental investigation, study, audit, test, review or other analysis has been conducted of which the Obligors have knowledge in relation to any Mortgaged Facility which has not been delivered to the Banks.

           SECTION 4.08. Taxes. United States Federal income tax returns of the Borrower and its Subsidiaries have been examined and closed through the fiscal year ended December 31, 1986. The Borrower and its Subsidiaries have filed all United States Federal income tax returns and all other material tax returns which are required to be filed by them and have paid all taxes due pursuant to such returns or pursuant to any assessment received by the Borrower or any Subsidiary. The charges, accruals and reserves on the books of the Borrower and its Subsidiaries in respect of taxes or other governmental charges are, in the opinion of the Borrower, adequate.

           SECTION 4.09. Subsidiaries. Each of the Borrower's corporate Subsidiaries is a corporation duly incorporated, validly existing and in good standing under the laws of its jurisdiction of incorporation, and has all corporate powers and all material governmental licenses, authorizations, consents and approvals required to carry on its business as now conducted.

           SECTION 4.10. Not an Investment Company. The Borrower is not an "investment company" within the meaning of the Investment Company Act of 1940, as amended.

           SECTION 4.11. No Burdensome Restrictions. No contract, lease, agreement or other instrument to which the Borrower or any of its Subsidiaries is a party or by which any of its property is bound or affected, no charge, corporate restriction, judgment, decree or order and no provision of applicable law or governmental regulation has or is reasonably expected to materially and adversely affect the business, operations or financial condition of the Borrower and its Consolidated Subsidiaries, taken as a whole, or the ability of the Borrower to perform its obligations under this Agreement.

           SECTION 4.12. Full Disclosure. All information heretofore furnished by the Borrower to the Agent or any Bank for purposes of or in connection with this Agreement or any transaction contemplated hereby is, and all such information hereafter furnished by the Borrower to the Agent or any Bank will be, true and accurate in all material respects (or in the case of projections and similar information based on reasonable estimates) on the date as of which such information is stated or certified. The Borrower has disclosed to the Banks in writing any and all facts which materially and adversely affect or may reasonably be expected to materially and adversely affect (to the extent the Borrower can now reasonably foresee), the business, operations or financial condition of the Borrower and its Consolidated Subsidiaries, taken as a whole, or the ability of the Borrower to perform its obligations under this Agreement.

           SECTION 4.13. Ownership of Property; Liens. The Borrower and its Subsidiaries have good and marketable title to and are in lawful possession of, or have valid leasehold interests in, or have the right to use pursuant to valid and enforceable agreements or arrangements, all of their respective properties and other assets (real or personal, tangible, intangible or mixed), except where the failure to have or possess the same with respect to such properties or other assets could not, in the aggregate, have a material adverse effect on the business, financial condition, results of operations or prospects of the Borrower and its Consolidated Subsidiaries, considered as a whole. None of such properties or other assets is subject to any Lien except Permitted Liens.


                                   ARTICLE V

                                   COVENANTS

           The Borrower agrees that, so long as any Bank has any Commitment hereunder or any amount payable under any Note remains unpaid or any Letter of Credit remains outstanding or any Reimbursement Obligation with respect thereto remains unpaid:

           SECTION 5.01. Information. The Borrower will deliver to each of the Banks:

           (a) as soon as available and in any event within 90 days after the end of each fiscal year of the Borrower, consolidated and consolidating balance sheets of the Borrower and its Consolidated Subsidiaries as of the end of such fiscal year and the related consolidated and consolidating statements of income, stockholders' equity and cash flows for such fiscal year, setting forth in each case in comparative form the figures for the previous fiscal year, all reported on in a manner acceptable to the Securities and Exchange Commission by Arthur Andersen & Co. or other independent public accountants of nationally recognized standing;

           (b) as soon as available and in any event within 45 days after the end of each of the first three quarters of each fiscal year of the Borrower, a consolidated condensed balance sheet of the Borrower and its Consolidated Subsidiaries as of the end of such quarter and the related consolidated condensed statements of income and cash flows for such quarter and for the portion of the Borrower's fiscal year ended at the end of such quarter, setting forth in each case in comparative form the figures for the corresponding quarter and the corresponding portion of the Borrower's previous fiscal year, all certified (subject to normal year-end adjustments) as to fairness of presentation, generally accepted accounting principles and consistency by the chief financial officer or the chief accounting officer of the Borrower;

           (c) simultaneously with the delivery of each set of financial statements referred to in clauses (a) and (b) above, a certificate of the chief financial officer or the chief accounting officer of the Borrower (i) setting forth in reasonable detail the calculations required to establish whether the Borrower was in compliance with the requirements of Sections 5.07 to 5.10, inclusive, 5.12, 5.14 and 5.15 on the date of such financial statements and (ii) stating whether there exists on the date of such certificate any Default and, if any Default then exists, setting forth the details thereof and the action which the Borrower is taking or proposes to take with respect thereto;

           (d) simultaneously with the delivery of each set of financial statements referred to in clause (a) above, a statement of the firm of independent public accountants which reported on such statements (i) whether anything has come to their attention to cause them to believe that there existed on the date of such statements any Default and (ii) confirming the calculations set forth in the officer's certificate delivered simultaneously therewith pursuant to clause (c) above;

           (e) simultaneously with the delivery of each set of financial statements set forth above, a schedule, dated as of the date of such financial statements, listing each construction contract which provides for aggregate total payments in excess of $2,500,000 and with respect to which the Borrower or a Consolidated Subsidiary of the Borrower is a party or participates through a joint venture, and setting forth as of the date of such schedule for each such contract the Borrower's original estimate of revenue and profit, the Borrower's current estimate of revenue and profit, cumulative realized and estimated remaining revenue and profit, and the percentage of completion and anticipated completion date of each such contract, certified as to consistency, accuracy and reasonableness of estimates by the chief financial officer or the chief accounting officer of the Borrower;

           (f) forthwith upon the occurrence of any Default, a certificate of the chief financial officer or the chief accounting officer of the Borrower setting forth the details thereof and the action which the

      Borrower is taking or proposes to take with respect thereto;

           (g) promptly upon the mailing thereof to the shareholders of the Borrower generally, copies of all financial statements, reports and proxy statements so mailed;

           (h) promptly upon the filing thereof, copies of all registration statements (other than the exhibits thereto and any registration statements on Form S-8 or its equivalent) and annual, quarterly or monthly reports which the Borrower shall have filed with the Securities and Exchange Commission;

           (i) if and when any member of the ERISA Group (i) gives or is required to give notice to the PBGC of any "reportable event" (as defined in Section 4043 of ERISA) with respect to any Plan which might constitute grounds for a termination of such Plan under Title IV of ERISA, or knows that the plan administrator of any Plan has given or is required to give notice of any such reportable event, a copy of the notice of such reportable event given or required to be given to the PBGC; (ii) receives notice of complete or partial withdrawal liability under Title IV of ERISA or notice that any Multiemployer Plan is in reorganization, is insolvent or has been terminated, a copy of such notice; (iii) receives notice from the PBGC under Title IV of ERISA of an intent to terminate, impose liability (other than for premiums under Section 407 of ERISA) in respect of, or appoint a trustee to administer any Plan, a copy of such notice; (iv) applies for a waiver of the minimum funding standard under Section 412 of the Internal Revenue Code, a copy of such application; (v) gives notice of intent to terminate any Plan under Section 4041(c) of ERISA, a copy of such notice and other information filed with the PBGC; (vi) gives notice of withdrawal from any Plan pursuant to Section 4063 of ERISA, a copy of such notice; or (vii) fails to make any payment or contribution to any Plan or Multiemployer Plan or in respect of any Benefit Arrangement or makes any amendment to any Plan or Benefit Arrangement which has resulted or could result in the imposition of a Lien or the posting of a bond or other security, a certificate of the chief financial officer or the chief accounting officer of the Borrower setting forth details as to such occurrence and action, if any, which the Borrower or applicable member of the ERISA Group is required or proposes to take;

           (j) prompt notice of the receipt of any complaint, order, citation, notice or other written communication from any Person with respect to (i) the existence or alleged existence of a violation of any applicable Environmental Law at or on, or of any Environmental Liability arising with respect to, any Mortgaged Facility, (ii) any Release on any Mortgaged Facility or any part thereof in a quantity that is reportable under any applicable Environmental Law, and (iii) any pending or threatened proceeding for the termination, suspension or non-renewal of any permit required under any applicable Environmental Law with respect to any Mortgaged Facility; and

           (k) from time to time such additional information regarding the financial position or business of the Borrower and its Subsidiaries as the Agent, at the request of any Bank, may reasonably request.

           SECTION 5.02. Payment of Obligations. The Borrower will pay and discharge, and will cause each Subsidiary to pay and discharge, at or before maturity, all their respective material obligations and liabilities, including, without limitation, tax liabilities, except where the same may be contested in good faith by appropriate proceedings, and will maintain, and will cause each Subsidiary to maintain, in accordance with generally accepted accounting principles, appropriate reserves for the accrual of any of the same.

           SECTION 5.03. Maintenance of Property; Insurance. The Borrower will keep, and will cause each Subsidiary to keep, all property useful and necessary in its business in good working order and condition, ordinary wear and tear excepted; will maintain, and will cause each Subsidiary to maintain (either in the name of the Borrower or in such Subsidiary's own name) with financially sound and reputable insurance companies, insurance on all their property in at least such amounts and against at least such risks as are usually insured against in the same general area by companies of established repute engaged in the same or a similar business; and will furnish to the Banks, upon written request from the Agent, full information as to the insurance carried.

           SECTION 5.04. Conduct of Business and Maintenance of Existence. The Borrower will continue, and will cause each Subsidiary Guarantor to continue, to engage in business of the same general type as now conducted by the Borrower and its Subsidiaries, and will preserve, renew and keep in full force and effect, and will cause each Subsidiary Guarantor to preserve, renew and keep in full force and effect their respective corporate existence and their respective rights, privileges and franchises necessary or desirable in the normal conduct of business.

           SECTION 5.05. Compliance with Laws. The Borrower will comply, and cause each Subsidiary to comply, in all material respects with all applicable laws, ordinances, rules, regulations, and requirements of governmental authorities (including, without limitation, Environmental Laws and ERISA and the rules and regulations thereunder) except where the necessity of compliance therewith is contested in good faith by appropriate proceedings.

           SECTION 5.06. Inspection of Property, Books and Records. The Borrower will keep, and will cause each Subsidiary to keep, proper books of record and account in which full, true and correct entries in conformity with generally accepted accounting principles shall be made of all dealings and transactions in relation to its business and activities; and will permit, and will cause each Subsidiary to permit, representatives of any Bank at such Bank's expense (subject to Section 9.03(a)(ii)) to visit and inspect any of their respective properties, to examine and make abstracts from any of their respective books and records and to discuss their respective affairs, finances and accounts with their respective officers, employees and independent public accountants, all at such reasonable times and as often as may reasonably be desired.

           SECTION 5.07. Current Ratio. Consolidated Current Assets will at no time be less than 100% of Consolidated Current Liabilities.

           SECTION 5.08. Debt. (a) At the end of each fiscal quarter ending prior to September 30, 1996, Modified Parent Company Debt shall not exceed 75% of Consolidated Capital Base and at the end of each fiscal quarter ending on or after September 30, 1996, Modified Parent Company Debt shall not exceed 70% of Consolidated Capital Base.

           (b) The Borrower will not permit any Subsidiary to incur or suffer to exist any Debt other than (i) Debt of Perini Land and Development outstanding at September 30, 1994, as described in Schedule I,
  (ii) additional Debt of Perini Land and Development in an aggregate amount not exceeding $5,000,000, (iii) Debt of Perini International Corporation in an aggregate amount not exceeding $5,000,000, (iv) Debt of any Subsidiary Guarantor under the Subsidiary Guarantee Agreement and (v) any refinancing, extension, renewal or refunding of the Debt referred to in clauses (i) through (iv) above, provided that such Debt is not increased.

           SECTION 5.09. Minimum Consolidated Tangible Net Worth. Consolidated Tangible Net Worth of the Borrower will at no time be less than the Minimum Compliance Level, determined as set forth below. The "Minimum Compliance Level" is an amount equal to the Base Compliance Amount subject to increase (but in no case subject to decrease) from time to time as follows: (i) at the end of each fiscal year commencing after December 31, 1993 for which Consolidated Net Income is a positive number, the Minimum Compliance Level shall be increased effective at the last day of such fiscal year by an amount equal to 50% of such Consolidated Net Income; and (ii) on the date of each issuance by the Borrower subsequent to December 31, 1993 of any capital stock or other equity interest, the Minimum Compliance Level shall be increased by an amount equal to 75% of the amount of the net proceeds received by the Borrower on account of such issuance. For purposes of this Section, "Base Compliance Amount" means
  (i) for any date prior to September 30, 1996, $110,000,000 or (ii) for any date on or after September 30, 1996, $135,000,000.

           SECTION 5.10. Interest Coverage. For each of (i) the fiscal quarter ending on December 31, 1994, (ii) the two consecutive fiscal quarters ending on March 31, 1995, (iii) the three consecutive fiscal quarters ending on June 30, 1995 or (iv) each period of four consecutive fiscal quarters ending on or after September 30, 1995 but on or before June 30, 1996, Consolidated Earnings Before Interest and Taxes shall not be less than 175% of Consolidated Interest Charges for each such period. Consolidated Earnings Before Interest and Taxes for each period of four consecutive fiscal quarters ending on or after September 30, 1996 shall not be less than 200% of Consolidated Interest Charges for such four fiscal quarters.

           SECTION 5.11. Negative Pledge. Neither the Borrower nor any Consolidated Subsidiary of the Borrower will create, assume or suffer to exist any Lien on any asset (including, without limitation, capital stock of Subsidiaries) now owned or hereafter acquired by it, except:

           (a) Liens existing on September 30, 1994 securing Debt outstanding on September 30, 1994 as described in Schedule II;

           (b) any Lien existing on any asset of any corporation at the time such corporation becomes a Consolidated Subsidiary of the Borrower and not created in contemplation of such event;

           (c) any Lien on any asset securing Debt incurred or assumed for the purpose of financing all or any part of the cost of acquiring such asset, provided that such Lien attaches to such asset concurrently with or within 90 days after the acquisition thereof and such Lien secures only such Debt;

           (d) any Lien on any asset of any corporation existing at the time such corporation is merged or consolidated with or into the Borrower or a Consolidated Subsidiary of the Borrower and not created in contemplation of such event;

           (e) any Lien existing on any asset prior to the acquisition thereof by the Borrower or a Consolidated Subsidiary of the Borrower and not created in contemplation of such acquisition;

           (f) any Lien arising out of the refinancing, extension, renewal or refunding of any Debt secured by any Lien permitted by any of the foregoing clauses of this Section, provided that such Debt is not increased and is not secured by any additional assets;

           (g) Liens incidental to conduct of its business or the ownership of its assets which (i) do not secure Debt and (ii) do not in the aggregate materially detract from the value of its assets or materially impair the use thereof in the operation of its business;

           (h)  Permitted Encumbrances; and

           (i) Liens created by the Collateral Documents.

           SECTION 5.12. Consolidations, Mergers and Sales of Assets. (a) The Borrower will not (i) consolidate or merge with or into any other Person or sell, lease or otherwise transfer all or any substantial part of its assets to any other Person or (ii) permit any Material Subsidiary (other than a Subsidiary Guarantor) to consolidate or merge with or into, or transfer all or any substantial part of its assets to, any Person other than the Borrower or a Wholly-Owned Consolidated Subsidiary; provided that the Borrower or a Material Subsidiary other than Perini Land and Development may sell or otherwise transfer assets if Aggregate Asset Sale Proceeds after such sale less Aggregate Reinvested Proceeds does not at any time exceed $15,000,000. "Aggregate Asset Sale Proceeds" means the sum of the proceeds of each sale in a single transaction or series of related transactions by the Borrower or any Subsidiary, on or after the Effective Date, of fixed assets yielding proceeds in excess of 5% of the Consolidated Tangible Net Worth of the Borrower. "Aggregate Reinvested Proceeds" means the amount of Aggregate Asset Sale Proceeds used to purchase fixed assets for use in the same general business presently conducted by the Borrower or the Subsidiary that realized such proceeds, as the case may be, provided such proceeds are so used within 18 months of receipt thereof. The Borrower will not permit any Subsidiary Guarantor to consolidate or merge with or into, or transfer all or any substantial part of its assets to, any Person; provided that the foregoing shall not prohibit any Subsidiary Guarantor from selling, leasing or otherwise transferring assets in the ordinary course of its business.

           (b) The Borrower will not, and will not permit any of its Subsidiaries to, sell, lease or otherwise dispose of any item of Collateral unless (i) the Required Banks shall have given their prior written consent thereto and (ii) the consideration therefor is (x) at least equal to the fair market value of such asset (as determined in good faith by a financial officer of the Borrower or, if such value exceeds $15,000,000, by the board of directors of the Borrower or a duly constituted committee thereof) and (y) in the case of any agreement entered into on or after the Effective Date for the sale, lease or other disposition of such Collateral, shall consist of cash payable at closing.

           SECTION 5.13. Use of Proceeds. The proceeds of the Loans made under this Agreement will be used by the Borrower for general corporate purposes. None of such proceeds will be used, directly or indirectly, for the purpose, whether immediate, incidental or ultimate, of purchasing or carrying any "margin stock" within the meaning of Regulation U.

           SECTION 5.14. Restricted Payments. The aggregate amount of all dividends which constitute Restricted Payments declared and other Restricted Payments made during any period of four consecutive fiscal quarters will not exceed an amount equal to 50% of the excess, if any, of
  (x) Consolidated Net Income for such period over (y) the aggregate amount of preferred stock dividends not constituting Restricted Payments paid during such period. The Borrower will not declare any dividend payable more than 120 days after the date of declaration thereof.

           SECTION 5.15. Real Estate Investments. The Borrower will not, and will not permit any Consolidated Subsidiary to, make any Real Estate Investment if, after giving effect thereto, the cumulative amount of Net Real Estate Investments made (i) at any time during the period beginning January 1, 1994 and ending December 31, 1994 shall exceed $8,000,000 or
  (ii) during any fiscal year thereafter shall exceed $4,000,000 plus 25% of the amount, if any, by which the Net Real Estate Investments made during the preceding period were less than the applicable limitation specified
  above for such period.   For purposes of this Section, the cumulative
  amount of "Net Real Estate Investments" made during any period, as measured at any date during such period, is the aggregate amount of Real Estate Investments made by the Borrower and its Consolidated Subsidiaries from and including the first day of such period to and including such date, less the sum of all cash or cash equivalent payments received by the Borrower or one of its Consolidated Subsidiaries, as the case may be, in respect of Real Estate Investments from and including the first day of such period to and including such date.

           SECTION 5.16. Other Investments. Neither the Borrower nor any Consolidated Subsidiary will make or acquire any Investment in any Person other than:

           (a) Real Estate Investments permitted by Section 5.15;

           (b) Investments in Subsidiaries or joint ventures principally engaged in the construction business;

           (c) Temporary Cash Investments; and

           (d) any Investment not otherwise permitted by the foregoing clauses of this Section if, immediately after such Investment is made or acquired, the aggregate net book value of all Investments permitted by this clause (d) does not exceed 5% of Consolidated Tangible Net Worth;

  provided that no Real Estate Investment may be made pursuant to clause
  (b), (c) or (d) above.

           SECTION 5.17. Further Assurances. (a) The Borrower will, and will cause each of its Subsidiaries to, at its sole cost and expense, do, execute, acknowledge and deliver all such further acts, deeds, conveyances, mortgages, assignments, notices of assignment, transfers and assurances as the Agent shall from time to time request, which may be necessary or desirable in the reasonable judgment of the Agent from time to time to assure, perfect, convey, assign, transfer and confirm unto the Agent the property and rights conveyed or assigned pursuant to the Collateral Documents, or which the Borrower or such Subsidiaries may be or may hereafter become bound to convey or assign to the Agent or which may facilitate the performance of the terms of the Collateral Documents or the filing, registering or recording of the Collateral Documents.

           (b) All costs and expenses in connection with the security interests and Liens created by the Collateral Documents, including reasonable legal fees and other reasonable costs and expenses in connection with the granting, perfecting and maintenance of such security interests and Liens, the preparation, execution, delivery, recordation or filing of documents and any other acts in connection with the grant of such security interests and Liens as the Agent may reasonably request, shall be paid by the Borrower promptly when due.

                                   ARTICLE VI

                                    DEFAULTS

           SECTION 6.01. Events of Default. If one or more of the following events ("Events of Default") shall have occurred and be continuing:

           (a) the Borrower shall fail to pay when due any principal of any Loan, any Reimbursement Obligation, any fees or any other amount payable hereunder;

           (b) the Borrower shall fail to pay when due or within five Business Days thereof any interest on any Loan;

           (c) the Borrower shall fail to observe or perform any covenant contained in Sections 5.07 to 5.17, inclusive or in Section 3.01 of the Subsidiary Guarantee Agreement;

           (d) any Obligor shall fail to observe or perform any covenant or agreement contained in any Financing Document (other than those covered by clauses (a), (b) and (c) above) for 10 days after written notice thereof has been given to such Obligor by the Agent at the request of any Bank;

           (e) any representation, warranty, certification or statement made by any Obligor in any Financing Document or in any certificate, financial statement or other document delivered pursuant thereto shall prove to have been incorrect in any material respect when made (or deemed made);

           (f) the Borrower shall fail to make any payment in respect of any Debt (other than the Notes or Reimbursement Obligations) when due or within any applicable grace period;

           (g) any Subsidiary shall fail to make any payment in respect of any Debt the aggregate principal amount of which is $250,000 or more when due or within any applicable grace period;

           (h) any event or condition shall occur which results in the acceleration of the maturity of any Debt of the Borrower or any Subsidiary or enables (or, with the giving of notice or lapse of time or both, would enable) the holder of such Debt or any Person acting on such holder's behalf to accelerate the maturity thereof;

           (i) the Borrower or any Subsidiary shall commence a voluntary case or other proceeding seeking liquidation, reorganization or other relief with respect to itself or its debts under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property, or shall consent to any such relief or to the appointment of or taking possession by any such official in an involuntary case or other proceeding commenced against it, or shall make a general assignment for the benefit of creditors, or shall fail generally to pay its debts as they become due, or shall take any corporate action to authorize any of the foregoing;

           (j) an involuntary case or other proceeding shall be commenced against the Borrower or any Subsidiary seeking liquidation, reorganization or other relief with respect to it or its debts under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property, and such involuntary case or other proceeding shall remain undismissed and unstayed for a period of 60 days; or an order for relief shall be entered against the Borrower or any Subsidiary under the federal bankruptcy laws as now or hereafter in effect;

           (k) any member of the ERISA Group shall fail to pay when due an amount or amounts aggregating in excess of $5,000,000 which it shall have become liable to pay to the PBGC or any other Person under Title IV of ERISA; or notice of intent to terminate a Material Plan shall be filed under Title IV of ERISA by any member of the ERISA Group, any plan administrator or any combination of the foregoing; or the PBGC shall institute proceedings under Title IV of ERISA to terminate, to impose liability (other than for premiums under Section 4007 of ERISA) in respect of, or to cause a trustee to be appointed to administer any Material Plan; or a condition shall exist by reason of which the PBGC would be entitled to obtain a decree adjudicating that any Material Plan must be terminated; or there shall occur a complete or partial withdrawal from, or a default, within the meaning of Section 4219(c)(5) of ERISA, with respect to, one or more Multiemployer Plans which could cause one or more members of the ERISA Group to incur a current payment obligation in excess of $5,000,000;

           (l) a judgment or order for the payment of money in excess of $5,000,000 shall be rendered against the Borrower or any Subsidiary and such judgment or order shall continue unsatisfied, unstayed and unbonded for a period of 10 days;

           (m) any of the following: (i) any person or group or persons (within the meaning of Section 13 or 14 of the Securities Exchange Act of 1934, as amended) (other than the Exempt Group) shall have acquired beneficial ownership (within the meaning of Rule 13d-3 promulgated by the Securities and Exchange Commission under said Act) of 25% or more of the outstanding shares of common stock of the Borrower; (ii) fewer than two of the following people shall be members of the Board of Directors of the Borrower: David Perini, Joseph Perini and Bart Perini; or (iii) the Borrower shall cease to own 100% of the capital stock of any Subsidiary Guarantor; or

           (n) subject to Section 2.17, any Financing Document shall cease to be in full force and effect or shall be declared null and void, or the validity or enforceability thereof shall be contested by any Obligor, or the Agent on behalf of the Banks shall at any time fail to have a valid and perfected Lien on all of the Collateral purported to be subject to such Lien, subject to no prior or equal Lien except Liens permitted by the Collateral Documents, or any Obligor shall so assert in writing;

  then, and in every such event, the Agent shall (i) if requested by Banks having more than 50% in aggregate amount of the Commitments, by notice to the Borrower terminate the Commitments and they shall thereupon terminate, and (ii) if requested by Banks holding Notes evidencing more than 50% in aggregate principal amount of the Loans, by notice to the Borrower declare the Notes (together with accrued interest thereon) to be, and the Notes shall thereupon become, immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Obligors; provided that in the case of any of the Events of Default specified in clause (i) or (j) above with respect to any Obligor, without any notice to the Borrower or any other act by the Agent or the Banks, the Commitments shall thereupon terminate and the Notes (together with accrued interest thereon) shall become immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Obligors.

           SECTION 6.02. Cash Cover. The Borrower hereby agrees, in addition to the provisions of Section 6.01 hereof, that upon the occurrence and during the continuance of any Event of Default, it shall, if requested by the Agent upon instructions from Banks having more than 50% in aggregate amount of the Commitments, pay (and, in the case of any of the Events of Default specified in clause (i) or (j) above with respect to any Obligor, forthwith, without any demand or the taking of any other action by the Agent or any Bank, it shall pay) to the Agent an amount in immediately available funds equal to the then aggregate Letter of Credit Liabilities for all Letters of Credit to be held as security therefor for the benefit of all Banks.

           SECTION 6.03. Notice of Default. The Agent shall give notice to the Borrower under Section 6.01(d) promptly upon being requested to do so by any Bank and shall thereupon notify all the Banks thereof.


                                  ARTICLE VII

                                   THE AGENT

           SECTION 7.01. Appointment and Authorization. Each Bank irrevocably appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under the Financing Documents as are delegated to the Agent by the terms thereof, together with all such powers as are reasonably incidental thereto.

           SECTION 7.02. Agent and Affiliates. Morgan Guaranty Trust Company of New York shall have the same rights and powers under the Financing Documents as any other Bank and may exercise or refrain from exercising the same as though it were not the Agent, and Morgan Guaranty Trust Company of New York and its affiliates may accept deposits from, lend money to, and generally engage in any kind of business with the Borrower or any Subsidiary or affiliate of the Borrower as if it were not the Agent hereunder.

           SECTION 7.03. Action by Agent. The obligations of the Agent under the Financing Documents are only those expressly set forth herein. Without limiting the generality of the foregoing, the Agent shall not be required to take any action with respect to any Default, except as expressly provided in Article VI.

           SECTION 7.04. Consultation with Experts. The Agent may consult with legal counsel (who may be counsel for an Obligor), independent public accountants and other experts selected by it and shall not be liable for any action taken or omitted to be taken by it in good faith in accordance with the advice of such counsel, accountants or experts.

           SECTION 7.05. Liability of Agent. Neither the Agent nor any of its affiliates nor any of their respective directors, officers, agents or employees shall be liable for any action taken or not taken by it in connection herewith (i) with the consent or at the request of the Required Banks or (ii) in the absence of its own gross negligence or willful misconduct. Neither the Agent nor any of its affiliates nor any of their respective directors, officers, agents or employees shall be responsible for or have any duty to ascertain, inquire into or verify (i) any statement, warranty or representation made in connection with the Financing Documents or any borrowing hereunder; (ii) the performance or observance of any of the covenants or agreements of the Borrower; (iii) the satisfaction of any condition specified in Article III, except receipt of items required to be delivered to the Agent; or (iv) the validity, effectiveness or genuineness of any Financing Document or any other instrument or writing furnished in connection herewith. The Agent shall not incur any liability by acting in reliance upon any notice, consent, certificate, statement, or other writing (which may be a bank wire, telex or similar writing) believed by it to be genuine or to be signed by the proper party or parties.

           SECTION 7.06. Indemnification. Each Bank shall, ratably in accordance with its Commitment, indemnify the Agent, its affiliates and their respective directors, officers, agents and employees (to the extent not reimbursed by the Borrower) against any cost, expense (including reasonable counsel fees and disbursements), claim, demand, action, loss or liability (except such as result from such indemnitees' gross negligence or willful misconduct) that such indemnitees may suffer or incur in connection with this Agreement or any action taken or omitted by such indemnitees hereunder.

           SECTION 7.07. Credit Decision. Each Bank acknowledges that it has, independently and without reliance upon the Agent or any other Bank, and based on such documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Bank also acknowledges that it will, independently and without reliance upon the Agent or any other Bank, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking any action under this Agreement.

           SECTION 7.08. Successor Agent. The Agent may resign at any time by giving notice thereof to the Banks and the Borrower. Upon any such resignation, the Required Banks shall have the right to appoint a successor Agent. If no successor Agent shall have been so appointed by the Required Banks, and shall have accepted such appointment, within 30 days after the retiring Agent gives notice of resignation, then the retiring Agent may, on behalf of the Banks, appoint a successor Agent, which shall be a commercial bank organized or licensed under the laws of the United States of America or of any State thereof and having a combined capital and surplus of at least $150,000,000. Upon the acceptance of its appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations hereunder. After any retiring Agent's resignation hereunder as Agent, the provisions of this Article shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent.

           SECTION 7.09. Collateral Documents. (a) As to any matters not expressly provided for in the Collateral Documents (including the timing and methods of realization upon the Collateral), the Agent shall act or refrain from acting in accordance with written instructions from the Required Banks or, in the absence of such instructions, in accordance with its discretion; provided that the Agent shall not be obligated to take any action if the Agent believes that such action is or may be contrary to any applicable law or might cause the Agent to incur any loss or liability for which it has not been indemnified to its satisfaction.

           (b) The Agent shall not be responsible for the existence, genuineness or value of any of the Collateral or for the validity, perfection, priority or enforceability of the security interests in any of the Collateral, whether impaired by operation of law or by reason of any action or omission to act on its part under the Collateral Documents. The Agent shall have no duty to ascertain or inquire as to the performance or observance of any of the terms of the Collateral Documents by any Obligor.

                                  ARTICLE VIII

                            CHANGE IN CIRCUMSTANCES

            SECTION 8.01. Basis for Determining Interest Rate Inadequate or Unfair. If on or prior to the first day of any Interest Period for any Fixed Rate Borrowing:

           (a) the Agent is advised by the Reference Banks that deposits in dollars (in the applicable amounts) are not being offered to the Reference Banks in the relevant market for such Interest Period, or

          (b) Banks having 50% or more of the aggregate amount of the Commitments advise the Agent that the Adjusted CD Rate or the Adjusted

      London Interbank Offered Rate, as the case may be, as determined by the Agent will not adequately and fairly reflect the cost to such Banks of funding their CD Loans or Euro-Dollar Loans, as the case may be, for such Interest Period, the Agent shall forthwith give notice thereof to the Borrower and the Banks, whereupon until the Agent notifies the Borrower that the circumstances giving rise to such suspension no longer exist, the obligations of the Banks to make CD Loans or Euro-Dollar Loans, as the case may be, shall be suspended. Unless the Borrower notifies the Agent at least two Domestic Business Days before the date of any Fixed Rate Borrowing for which a Notice of Borrowing has previously been given that it elects not to borrow on such date, such Borrowing shall instead be made as a Base Rate Borrowing.

            SECTION 8.02. Illegality. If, after the date of this Agreement, the adoption of any applicable law, rule or regulation, or any change in any applicable law, rule or regulation, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Bank (or its Euro-Dollar Lending Office) with any request or directive (whether or not having the force of law) of any such authority, central bank or comparable agency shall make it unlawful or impossible for any Bank (or its Euro-Dollar Lending Office) to make, maintain or fund its Euro-Dollar Loans and such Bank shall so notify the Agent, the Agent shall forthwith give notice thereof to the other Banks and the Borrower, whereupon until such Bank notifies the Borrower and the Agent that the circumstances giving rise to such suspension no longer exist, the obligation of such Bank to make Euro-Dollar Loans shall be suspended. Before giving any notice to the Agent pursuant to this Section, such Bank shall designate a different Euro-Dollar Lending Office if such designation will avoid the need for giving such notice and will not, in the judgment of such Bank, be otherwise disadvantageous to such Bank. If such Bank shall determine that it may not lawfully continue to maintain and fund any of its outstanding Euro-Dollar Loans to maturity and shall so specify in such notice, the Borrower shall immediately prepay in full the then outstanding principal amount of each such Euro-Dollar Loan, together with accrued interest thereon. Concurrently with prepaying each such Euro-Dollar Loan, the Borrower shall borrow a Base Rate Loan in an equal principal amount from such Bank (on which interest and principal shall be payable contemporaneously with the related Euro-Dollar Loans of the other Banks), and such Bank shall make such a Base Rate Loan.

            SECTION 8.03. Increased Cost and Reduced Return. (a) If after the date hereof, the adoption of any applicable law, rule or regulation, or any change in any applicable law, rule or regulation, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Bank (or its Applicable Lending Office) with any request or directive (whether or not having the force of law) of any such authority, central bank or comparable agency:

            (i) shall subject any Bank (or its Applicable Lending Office) to any tax, duty or other charge with respect to its Fixed Rate Loans, its Note or its obligation to make Fixed Rate Loans, or shall change the basis of taxation of payments to any Bank (or its Applicable Lending Office) of the principal of or interest on its Fixed Rate Loans or any other amounts due under this Agreement in respect of its Fixed Rate Loans or its obligation to make Fixed Rate Loans (except for changes in the rate of tax on the overall net income of such Bank or its Applicable Lending Office imposed by the jurisdiction in which such Bank's principal executive office or Applicable Lending Office is located); or

           (ii) shall impose, modify or deem applicable any reserve (including, without limitation, any such requirement imposed by the Board of Governors of the Federal Reserve System, but excluding (A) with respect to any CD Loan any such requirement included in an applicable Domestic Reserve Percentage and (B) with respect to any Euro-Dollar Loan any such requirement included in an applicable Euro-Dollar Reserve Percentage), special deposit, insurance assessment (excluding, with respect to any CD Loan, any such requirement reflected in an applicable Assessment Rate) or similar requirement against assets of, deposits with or for the account of, or credit extended by, any Bank (or its Applicable Lending Office) or shall impose on any Bank (or its Applicable Lending Office) or on the United States market for certificates of deposit or the London interbank market any other condition affecting its Fixed Rate Loans, its Note or its obligation to make Fixed Rate Loans;

  and the result of any of the foregoing is to increase the cost to such Bank (or its Applicable Lending Office) of making or maintaining any Fixed Rate Loan, or to reduce the amount of any sum received or receivable by such Bank (or its Applicable Lending Office) under this Agreement or under its Note with respect thereto, by an amount deemed by such Bank to be material, then, within 15 days after demand by such Bank (with a copy to the Agent), the Borrower shall pay to such Bank such additional amount or amounts as will compensate such Bank for such increased cost or reduction.


            (b) If any Bank shall have determined that, after the date hereof, the adoption of any applicable law, rule or regulation regarding capital adequacy, or any change in any such law, rule or regulation, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on capital of such Bank (or its Parent) as a consequence of such Bank's obligations hereunder to a level below that which such Bank (or its Parent) could have achieved but for such adoption, change, request or directive (taking into consideration its policies with respect to capital adequacy) by an amount deemed by such Bank to be material, then from time to time, within 15 days after demand by such Bank (with a copy to the Agent), the Borrower shall pay to such Bank such additional amount or amounts as will compensate such Bank (or its Parent) for such reduction.

            (c) Each Bank will promptly notify the Borrower and the Agent of any event of which it has knowledge, occurring after the date hereof, which will entitle such Bank to compensation pursuant to this Section and will designate a different Applicable Lending Office if such designation will avoid the need for, or reduce the amount of, such compensation and will not, in the judgment of such Bank, be otherwise disadvantageous to such Bank. A certificate of any Bank claiming compensation under this Section and setting forth the additional amount or amounts to be paid to it hereunder shall be conclusive in the absence of manifest error. In determining such amount, such Bank may use any reasonable averaging and attribution methods.

            SECTION 8.04. Base Rate Loans Substituted for Affected Fixed Rate Loans. If (i) the obligation of any Bank to make Euro-Dollar Loans has been suspended pursuant to Section 8.02 or (ii) any Bank has demanded compensation under Section 8.03(a) and the Borrower shall, by at least five Euro-Dollar Business Days' prior notice to such Bank through the Agent, have elected that the provisions of this Section shall apply to such Bank, then, unless and until such Bank notifies the Borrower that the circumstances giving rise to such suspension or demand for compensation no longer exist:

           (a) all Loans which would otherwise be made by such Bank as CD Loans or Euro-Dollar Loans, as the case may be, shall be made instead as Base Rate Loans (on which interest and principal shall be payable contemporaneously with the related Fixed Rate Loans of the other Banks), and

           (b) after each of its CD Loans or Euro-Dollar Loans, as the case may be, has been repaid, all payments of principal which would otherwise be applied to repay such Fixed Rate Loans shall be applied to repay its Base Rate Loans instead.


                                   ARTICLE IX

                                 MISCELLANEOUS

           SECTION 9.01. Notices. All notices, requests and other communications to any party hereunder shall be in writing (including bank wire, telex, facsimile transmission or similar writing) and shall be given to such party: (x) in the case of the Borrower or the Agent, at its address or telex or facsimile number set forth on the signature pages hereof, (y) in the case of any Bank, at its address or telex or facsimile number set forth in its Administrative Questionnaire or (z) in the case of any party, such other address or telex or facsimile number as such party may hereafter specify for the purpose by notice to the Agent and the Borrower. Each such notice, request or other communication shall be effective (i) if given by telex, when such telex is transmitted to the telex number specified in this Section and the appropriate answerback is received, (ii) if given by facsimile transmission, when such facsimile is transmitted to the facsimile number specified in this Section and receipt of such facsimile is confirmed, either orally or in writing, by the party receiving such transmission, (iii) if given by certified mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid or (iv) if given by any other means, when delivered at the address specified in this Section; provided that notices to the Agent under Article II or Article VIII shall not be effective until received.

           SECTION 9.02. No Waivers. No failure or delay by the Agent or any Bank in exercising any right, power or privilege under any Financing Document shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The rights and remedies therein provided shall be cumulative and not exclusive of any rights or remedies provided by law.

           SECTION 9.03. Expenses; Documentary Taxes; Indemnification. (a) The Borrower shall pay (i) all out-of-pocket expenses of the Agent, including fees and disbursements of special counsel for the Agent, in connection with the preparation of the Financing Documents, any waiver or consent under any Financing Document, or any amendment of any Financing Document or any Default or alleged Default and (ii) if an Event of Default occurs, all out-of-pocket expenses incurred by the Agent and each Bank, including fees and disbursements of counsel (including allocated costs of internal counsel and disbursements of internal counsel), in connection with such Event of Default and collection, bankruptcy, insolvency and other enforcement proceedings resulting therefrom. The Borrower shall indemnify each Bank against any transfer taxes, documentary taxes, assessments or charges made by any governmental authority by reason of the execution and delivery of any Financing Document.

           (b) The Borrower agrees to indemnify the Agent and each Bank, their respective affiliates and the respective directors, officers, agents and employees of the foregoing (each an "Indemnitee") and hold each Indemnitee harmless from and against any and all liabilities, losses, damages, costs and expenses of any kind, including, without limitation, the reasonable fees and disbursements of counsel (including allocated costs of internal counsel and disbursements of internal counsel), which may be incurred by any Indemnitee in connection with any investigative, administrative or judicial proceeding (whether or not such Indemnitee shall be designated a party thereto) brought or threatened relating to or arising out of any Financing Document or any actual or proposed use of proceeds of Loans hereunder; provided that no Indemnitee shall have the right to be indemnified hereunder for such Indemnitee's own gross negligence or willful misconduct as determined by a court of competent jurisdiction.

           (c) The Borrower agrees to indemnify each Indemnitee and hold each Indemnitee harmless from and against any and all liabilities, losses, damages, costs and expenses of any kind (including without limitation reasonable expenses of investigation by engineers, environmental consultants and similar technical personnel and reasonable fees and disbursements of counsel including allocated costs of internal counsel and disbursements of internal counsel) of any Indemnitee arising out of, in respect of or in connection with any and all Environmental Liabilities. Without limiting the generality of the foregoing, the Borrower hereby waives all rights for contribution or any other rights of recovery with respect to liabilities, losses, damages, costs or expenses arising under or related to Environmental Laws that it might have by statute or otherwise against any Indemnitee.

           SECTION 9.04. Sharing of Setoffs. Each Bank agrees that if it shall, by exercising any right of setoff or counterclaim or otherwise, receive payment of a proportion of the aggregate amount due with respect to any Loan or Reimbursement Obligation owed to it which is greater than the proportion received by any other Bank in respect of the aggregate amount due with respect to any Loan or Reimbursement Obligation owed to such other Bank, the Bank receiving such proportionately greater payment shall purchase such participations in the Loans and Reimbursement Obligations owed to the other Banks, and such other adjustments shall be made, as may be required so that all such payments with respect to the Loans and Reimbursement Obligations owed to the Banks shall be shared by the Banks pro rata; provided that nothing in this Section shall impair the right of any Bank to exercise any right of setoff or counterclaim it may have and to apply the amount subject to such exercise to the payment of indebtedness of the Borrower other than its indebtedness hereunder. The Borrower agrees, to the fullest extent it may effectively do so under applicable law, that any holder of a participation in a Loan or Reimbursement Obligation, whether or not acquired pursuant to the foregoing arrangements, may exercise rights of setoff or counterclaim and other rights with respect to such participation as fully as if such holder of a participation were a direct creditor of the Borrower in the amount of such participation.

           SECTION 9.05. Amendments and Waivers. Any provision of this Agreement or the Notes may be amended or waived if, but only if, such amendment or waiver is in writing and is signed by the Borrower and the Required Banks (and, if the rights or duties of the Agent are affected thereby, by it); provided that no such amendment or waiver shall, unless signed by all the Banks, (i) increase or decrease the Commitment of any

  Bank (except for a ratable decrease in the Commitments of all Banks) or subject any Bank to any additional obligation, (ii) reduce the principal of or rate of interest on any Loan or any fees hereunder, (iii) postpone the date fixed for any payment of principal of or interest on any Loan, any Reimbursement Obligation or any fees hereunder or for termination of any Commitment, (iv) amend or waive any of the provisions of Article VIII,
  (v) change the percentage of the Commitments or of the aggregate unpaid principal amount of the Notes, or the number of Banks, which shall be required for the Banks or any of them to take any action under this Section or any other provision of the Financing Documents or (vi) release any Subsidiary Guarantor from the Subsidiary Guarantee Agreement.

           SECTION 9.06. Successors and Assigns. (a) The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the Borrower may not assign or otherwise transfer any of its rights under this Agreement without the prior written consent of all Banks.

           (b) Any Bank may at any time grant to one or more banks or other institutions (each a "Participant") participating interests in its Commitment or any or all of its Loans. In the event of any such grant by a Bank of a participating interest to a Participant, whether or not upon notice to the Borrower and the Agent, such Bank shall remain responsible for the performance of its obligations hereunder, and the Borrower and the Agent shall continue to deal solely and directly with such Bank in connection with such Bank's rights and obligations under this Agreement. Any agreement pursuant to which any Bank may grant such a participating interest shall provide that such Bank shall retain the sole right and responsibility to enforce the obligations of the Borrower hereunder including, without limitation, the right to approve any amendment, modification or waiver of any provision of this Agreement; provided that such participation agreement may provide that such Bank will not agree to any modification, amendment or waiver of this Agreement described in clause (i), (ii) or (iii) of Section 9.05 without the consent of the Participant. The Borrower agrees that each Participant shall, to the extent provided in its participation agreement, be entitled to the benefits of Article VIII with respect to its participating interest. An assignment or other transfer which is not permitted by subsection (c) or
  (d) below shall be given effect for purposes of this Agreement only to the extent of a participating interest granted in accordance with this subsection (b).

           (c) Any Bank may at any time assign to one or more banks or other institutions (each an "Assignee") all, or a proportionate part of all, of its rights and obligations under this Agreement and the Notes and such Assignee shall assume such rights and obligations, pursuant to an Assignment and Assumption Agreement in substantially the form of Exhibit I hereto executed by such Assignee and such transferor Bank, with (and subject to) the subscribed consent of the Borrower (which shall not be unreasonably withheld) and the Agent; provided that if an Assignee is an affiliate of such transferor Bank, no such consent shall be required.
  Upon execution and delivery of such instrument and payment by such Assignee to such transferor Bank of an amount equal to the purchase price agreed between such transferor Bank and such Assignee, such Assignee shall be a Bank party to this Agreement and shall have all the rights and obligations of a Bank with a Commitment as set forth in such instrument of assumption, and the transferor Bank shall be released from its obligations hereunder to a corresponding extent, and no further consent or action by any party shall be required. Upon the consummation of any assignment pursuant to this subsection (c), the transferor Bank, the Agent and the Borrower shall make appropriate arrangements so that, if required, a new
  Note is issued to the Assignee. In connection with any such assignment, the transferor Bank shall pay to the Agent an administrative fee for processing such assignment in the amount of $2,500.

           (d) Any Bank may at any time assign all or any portion of its rights under this Agreement and its Note to a Federal Reserve Bank. No such assignment shall release the transferor Bank from its obligations hereunder.

           (e) No Assignee, Participant or other transferee of any Bank's rights shall be entitled to receive any greater payment under Section 8.03 than such Bank would have been entitled to receive with respect to the rights transferred, unless such transfer is made with the Borrower's prior written consent or by reason of the provisions of Section 8.02 or 8.03 requiring such Bank to designate a different Applicable Lending Office under certain circumstances or at a time when the circumstances giving rise to such greater payment did not exist.

           SECTION 9.07. Collateral. Each of the Banks represents to the Agent and each of the other Banks that it in good faith is not relying upon any "margin stock" (as defined in Regulation U) as collateral in the extension or maintenance of the credit provided for in this Agreement.

           SECTION 9.08. Governing Law; Submission to Jurisdiction. This Agreement and each Note shall be construed in accordance with and governed by the law of the State of New York. The Borrower hereby submits to the nonexclusive jurisdiction of the United States District Court for the Southern District of New York and of any New York State court sitting in New York City for purposes of all legal proceedings arising out of or relating to this Agreement or the transactions contemplated hereby. The Borrower irrevocably waives, to the fullest extent permitted by law, any objection which it may now or hereafter have to the laying of the venue of any such proceeding brought in such a court and any claim that any such proceeding brought in such a court has been brought in an inconvenient forum.

           SECTION 9.09. Counterparts; Integration. This Agreement may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument. This Agreement constitutes the entire agreement and understanding among the parties hereto and supersedes any and all prior agreements and understandings, oral or written, relating to the subject matter hereof.

           SECTION 9.10. WAIVER OF JURY TRIAL. EACH OF THE OBLIGORS, THE AGENT AND THE BANKS HEREBY IRREVOCABLY WAIVES ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY.


           IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.


                       PERINI CORPORATION



                       By /s/ John H. Schwarz
                              ----------------------------
                          Title: Exec. Vice President,
                                     Finance & Admin.

                       By /s/ Susan C. Mellace
                              ----------------------------
                          Title: Vice President &
                                     Treasurer

                       73 Mount Wayte Avenue
                       Framingham, MA  01701
                       Facsimile number: (508) 628-2960





  Commitments


  Tranche A:               MORGAN GUARANTY TRUST COMPANY
  $22,704,000.00                  OF NEW YORK
  Tranche B:
  $3,096,000.00


                       By /s/ Robert Bottamedi
                              ----------------------------
                          Title: Vice President



  Tranche A:               SHAWMUT BANK, N.A.
  $22,704,000.00
  Tranche B:
  $3,096,000.00


                       By /s/ Robert J. Lord
                              ----------------------------
                          Title: Director



  Tranche A:               BANK OF AMERICA NATIONAL TRUST AND $16,016,000.00
  SAVINGS ASSOCIATION
  Tranche B:
  $2,184,000.00


                       By /s/ Richard J. Cerf
                              ---------------------------------
                          Title: Vice President



  Tranche A:               FLEET BANK OF MASSACHUSETTS, N.A.
  $16,016,000.00
  Tranche B:
  $2,184,000.00


                       By /s/ Jeffery Bauer
                              -------------------------------
                          Title: Vice President

  Tranche A:               BAYBANK BOSTON, N.A., as Bank and $10,560,00.00
  as LC Bank
  Tranche B:
  $1,440,00.00


                       By /s/ Timothy M. Laurion
                              ---------------------------------
                          Title: Vice President



  Tranche A:           COMERICA BANK
  $8,800,000.00
  Tranche B:
  $1,200,000.00


                       By /s/ Jon A. Bird
                              --------------------------------
                          Title: Vice President



  Tranche A:           HARRIS TRUST & SAVINGS BANK
  $8,800,000.00
  Tranche B:
  $1,200,000.00


                       By /s/ David L. Sauerman
                              ------------------------------
                          Title: Vice President



  Tranche A:           STATE STREET BANK AND TRUST COMPANY
  $4,400,000.00
  Tranche B:
  $600,000.00


                       By /s/ Linda A. Moulton
                             ------------------------------
                          Title: Vice President


  _________________
  Total Commitments
  $125,000,000



                       MORGAN GUARANTY TRUST COMPANY
                         OF NEW YORK, as Agent


                       By /s/ Robert Bottamedi
                              ---------------------------------
                          Title: Vice President

                       60 Wall Street
                       New York, New York 10260
                       Attn:  Robert Bottamedi
                       Telex number:  177615 MGT UT
                       Facsimile number:  (212) 648-5023




  EXHIBIT 22


                               PERINI CORPORATION

                         SUBSIDIARIES OF THE REGISTRANT

                                                    Percentage of
                                                     Interest or
                                        Place          Voting
                     Name          of Organization Securities Owned


   Perini Corporation              Massachusetts

     Perini Building Company, Inc. Arizona               100%

     Pioneer Construction, Inc.    West Virginia         100%

     Perland Environmental         Delaware              100%
       Technologies, Inc.

     International Construction    Delaware              100%
       Management Services, Inc.

       Percon Constructors, Inc.   Delaware              100%

     Perini International          Massachusetts         100%
       Corporation

     Bow Leasing Company, Inc.     New Hampshire         100%

     Perini Land & Development     Massachusetts         100%
       Company

       Paramount Development       Massachusetts         100%
         Associates, Inc.

         I-10 Industrial Park      Arizona General        80%
           Developers                Partnership

       Perini Resorts, Inc.        California            100%

         Glenco-Perini - HCV       California             45%
           Partners                Limited
                                   Partnership

           Squaw Creek Associates  California             40%
                                   General
                                   Partnership

       Perland Realty Associates,  Florida               100%
         Inc.

       Rincon Center Associates    California             46%
                                   Limited
                                   Partnership

       Perini Central Limited      Arizona Limited        75%
         Partnership               Partnership

       Perini Eagle Limited        Arizona Limited        50%
         Partnership               Partnership

       Perini/138 Joint Venture    Georgia General        49%
                                   Partnership

       Perini/RSEA Partnership     Georgia General        50%
                                   Partnership


  EXHIBIT 23


                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


           As independent public accountants, we hereby consent to the use of our reports, dated February 10, 1995, included in Perini Corporation's Annual Report on this Form 10-K for the year ended December 31, 1994, and into the Company's previously filed Registration Statements Nos. 2-82117, 33-24646, 33-46961, 33-53190, 33-53192, 33-60654, 33-70206 and 33-52967.

  ARTHUR ANDERSEN LLP



  Boston, Massachusetts
  March 22, 1995



                     EXHIBIT 24

                               POWER OF ATTORNEY

           We, the undersigned, Directors of Perini Corporation, hereby severally constitute David B. Perini, John H. Schwarz and Richard E. Burnham, and each of them singly, our true and lawful attorneys, with full power to them and to each of them to sign for us, and in our names in the capacities indicated below, any Annual Report on Form 10-K pursuant to
  Section 13 or 15(d) of the Securities Exchange Act of 1934 to be filed with the Securities and Exchange Commission and any and all amendments to said Annual Report on Form 10-K, hereby ratifying and confirming our signatures as they may be signed by our said Attorneys to said Annual Report on Form 10-K and to any and all amendments thereto and generally to do all such things in our names and behalf and in our said capacities as will enable Perini Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

           WITNESS our hands and common seal on the date set forth below.

   s/David B. Perini                Director      March 22, 1995
   ----------------------                         Date
   David B. Perini

   s/Joseph R. Perini               Director      March 22, 1995
   ----------------------                         Date
   Joseph R. Perini

   s/Richard J. Boushka             Director      March 22, 1995
   ----------------------                         Date
   Richard J. Boushka
   s/Marshall M. Criser             Director      March 22, 1995
   ----------------------                         Date
   Marshall M. Criser

   s/Thomas E. Dailey               Director      March 22, 1995
   ----------------------                         Date
   Thomas E. Dailey

   s/Albert A. Dorman               Director      March 22, 1995
   ----------------------                         Date
   Albert A. Dorman

   s/Arthur J. Fox, Jr.             Director      March 22, 1995
   ----------------------                         Date
   Arthur J. Fox, Jr.

   s/Nancy Hawthorne                Director      March 22, 1995
   ----------------------                         Date
   Nancy Hawthorne

   s/John J. McHale                 Director      March 22, 1995
   ----------------------                         Date
   John J. McHale

   s/Jane E. Newman                 Director      March 22, 1995
   ----------------------                         Date
   Jane E. Newman

   s/Bart W. Perini                 Director      March 22, 1995
   ----------------------                         Date
   Bart W. Perini


  EXHIBIT 27

                            FINANCIAL DATA SCHEDULE

           This schedule contains summary financial information extracted from the Consolidated Balance Sheets as of December 31, 1994 and the Consolidated Statements of Operations for the twelve months ended December 31, 1994 and is qualified in its entirety by reference to such financial statements.

   Multiplier                    1,000
   Period Type               12 Months
   Fiscal Year End           December 31, 1994
   Period End                December 31, 1994
   Cash                          7,841
   Securities                        0
   Receivables                 151,620
   Allowances                        0
   Inventory                    11,525
   Current Assets              266,648  (F1)
   PP&E                         42,588
   Depreciation                (29,082)
   Total Assets                482,500  (F2)
   Current Liabilities         236,700
   Bonds                        76,986
   Common                        4,985
   Preferred Mandatory             100
   Preferred                         0

   Other SE                          0
   Total Liability and         482,500  (F3)
   Equity
   Sales                             0
   Total Revenues            1,012,045
   CGS                               0
   Total Costs                (960,248)
   Other Expenses                 (856)
   Loss Provision                    0
   Interest Expense             (7,473)
   Income Pretax                   483  (F4)
   Income Tax                     (180)
   Income Continuing               303
   Discontinued                      0
   Extraordinary                     0
   Changes                           0
   Net Income                      303
   EPS Primary                    (.42)
   EPS Diluted                       0

  (F1) Includes Equity in Construction Joint Ventures of $66,346, Unbilled Work of $20,209, and Other Short-Term Assets of $9,107, not currently reflected in this tag list.

  (F2) Includes investments in and advances to Real Estate Joint Ventures of $148,843, Land Held for Sale or Development of $43,295, and Other Long-Term Assets of $10,208 not currently reflected in this tag list.

  (F3) Includes Deferred Income Taxes and Other Liabilities of $33,488, Minority Interest of $3,297, Paid-In Surplus of $59,001, Retained Earnings of $81,772, ESOT Related Obligations of $(6,009), and Treasury Stock of $(7,820).

  (F4) Includes General, Administrative and Selling Expenses of $(42,985), not currently reflected on this tag list.