Form 10-Q
period 1995-03-31
PERINI CORP
filed 1995-05-15
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


            (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended March 31, 1995


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


  Yes   X     No

  Number of shares of common stock of registrant outstanding at May 12, 1995: 4,719,425



                       PERINI CORPORATION & SUBSIDIARIES

                                     INDEX

                                                            Page
                                                            Number



   Part I. -  Financial Information:


   Item 1.  Financial Statements


   Consolidated Condensed Balance Sheets -                       3
   March 31, 1995 and December 31, 1994


   Consolidated Condensed Statements of                          4
   Income - Three Months ended March 31, 1995 and 1994


   Consolidated Condensed Statements of Cash                   5-6
   Flows - Three Months ended March 31, 1995 and 1994



   Notes to Consolidated Condensed Financial                     7
   Statements


   Item 2.  Management's Discussion and Analysis of the        8-9
   Consolidated Financial Condition and Results of Operations


   Part II. - Other Information:

              Item 1.  Legal Proceedings                         10
              Item 2.  Changes in Securities                     10

              Item 3.  Defaults Upon Senior Securities           10
              Item 4.  Submission of Matters to a Vote of        10
                       Security Holders

              Item 5.  Other Information                         10

              Item 6.  Exhibits and Reports on Form 8-K        10-11

              Signatures                                         12




                       PERINI CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                      MARCH 31, 1995 AND DECEMBER 31, 1994
                                 (In Thousands)

                                 ASSETS
                                                 MARCH 31,  DEC. 31,
                                                   1995       1994

   Cash                                          $ 26,504   $  7,841
   Accounts and Notes Receivable                  131,044    151,620
   Unbilled Work                                   20,919     20,209
   Construction Joint Ventures                     72,195     66,346
   Deferred Tax Asset                               5,400      6,066
   Other Current Assets                            23,028     14,566
                                                 --------   --------
        Total Current Assets                     $279,090   $266,648
                                                 --------   --------

   Land Held for Sale or Development             $ 38,607   $ 43,295
   Investments in and Advances to Real Estate
   Joint Ventures                                 149,177    148,843

   Real Estate Properties Used in Operations        3,480      6,254
   Other                                              432         80
                                                 --------   --------
        Total Real Estate Development            $191,696   $198,472
        Investments                              --------   --------

   Other Assets                                  $  3,757   $  3,874
                                                 --------   --------
   Property and Equipment, less Accumulated
   Depreciation of $29,473 - 1995 and $29,082 -  $ 12,768   $ 13,506
   1994                                          --------   --------
                                                 $487,311   $482,500
                                                 ========   ========


                  LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Maturities of Long-Term Debt          $  8,821   $  5,022
   Accounts Payable                               146,332    140,454
   Deferred Contract Revenue                       41,278     38,929
   Accrued Expenses                                50,253     52,295
   Accrued Income Taxes                             1,900       -
                                                 --------   --------
        Total Current Liabilities                $248,584   $236,700
                                                 --------   --------

   Deferred Income Taxes and Other Liabilities   $ 28,529   $ 33,488
                                                 --------   --------


   Long-Term Debt, including real estate
   development debt of $4,333 - 1995 and $6,502  $ 74,332   $ 76,986
   - 1994                                        --------   --------

   Minority Interest                             $  3,292   $  3,297
                                                 --------   --------

   Stockholders' Equity:
        Preferred Stock                          $    100   $    100
        Series A Junior Participating Preferred       -          -
        Stock

        Common Stock                                4,985      4,985
        Paid-In Surplus                            58,869     59,001
        Retained Earnings                          82,113     81,772
        ESOT Related Obligations                   (6,009)    (6,009)
                                                 ---------  ---------
                                                 $140,058   $139,849
        Less - Treasury Stock                      (7,484)    (7,820)
                                                 ---------  ---------
          Total Stockholders' Equity             $132,574   $132,029
                                                 ---------  ---------

                                                 $487,311   $482,500
                                                 ========   =========

  The accompanying notes are an integral part of these financial statements.




                      PERINI CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                     (In Thousands, Except Per Share Data)




                                                         THREE MONTHS
                                                       ENDED MARCH 31,
                                                     1995          1994
    REVENUES FROM OPERATIONS:
        Construction                              $  253,326    $  154,191
        Real Estate                                    9,763        20,200
            TOTAL REVENUES FROM OPERATIONS        ----------    ----------
                                                  $  263,089    $  174,391
                                                  ----------    ----------

    COST AND EXPENSES:
        Cost of Operations                        $  250,916    $  161,615
        General, Administrative and Selling            9,145         9,180
        Expenses                                  ----------    ----------
                                                  $  260,061    $  171,425
                                                  ----------    ----------

    INCOME FROM OPERATIONS                        $    3,028    $    2,966
                                                  ----------    ----------
        Other Income (Expense), Net
        Interest Expense                          $      348    $     (420)
                                                      (2,119)       (1,247)
                                                  ----------    ----------
    Income Before Income Taxes                    $    1,257    $    1,299

        Provision for Income Taxes (Note 2)              385           507
                                                  ----------    ----------

    NET INCOME                                    $      872    $      792
                                                  ==========    ==========


    EARNINGS PER COMMON SHARE (Note 3)            $   .08       $   .06
                                                  ==========    ==========
    DIVIDENDS PER COMMON SHARE (Note 4)           $    -        $    -
                                                  ==========    ==========


    WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     4,510,329     4,330,807
    (Note 3)                                      ==========    ==========




    The accompanying notes are an integral part of these financial statements.


                      PERINI CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                 (In Thousands)

                                                   THREE MONTHS
                                                  ENDED MARCH 31,
                                                  1995       1994
   Cash Flows from Operating Activities:
   Net Income                                   $    872   $    792
   Adjustments to reconcile net income to net cash provided from operating activities:

     Depreciation and amortization                   686        663
     Noncurrent deferred taxes and other          (4,959)    (3,548)
     liabilities
     Distributions greater (less) than
     earnings of joint ventures and               (3,612)     4,443
     affiliates
     Cash provided from (used by) changes in
     components of
       Working capital other than cash, notes
       payable and current maturities of          27,874    (28,428)
       long-term debt
       Real estate development investments
       other than joint ventures and                 365      6,749
       properties used in operations
       Other non-cash items, net                      79     (1,011)
                                                ---------  ---------


       NET CASH PROVIDED FROM (USED BY)
       OPERATING ACTIVITIES                     $ 21,305   $(20,340)
                                                ---------  ---------

   Cash Flows from Investing Activities:
     Proceeds from sale of property and         $  1,925   $     42
     equipment
     Cash distributions of capital from
     unconsolidated joint ventures                 1,010        698
     Acquisition of property and equipment          (216)      (772)
     Improvements to land held for sale or           (27)      (130)
     development
     Improvements to and acquisition of real
     estate properties used in operations            (32)       (24)
     Capital contributions to unconsolidated      (3,946)    (6,333)
     joint ventures

     Advances to real estate joint ventures,      (2,275)    (2,579)
     net
     Investment in other activities                  102        -
                                                ---------  ---------

       NET CASH USED BY INVESTING ACTIVITIES    $ (3,459)  $ (9,098)
                                                ---------  ---------

   Cash Flows from Financing Activities:
     Proceeds of long-term debt                 $  3,409   $  1,362
     Repayment of long-term debt                  (2,264)    (9,982)

     Cash dividends paid                            (531)      (531)
     Proceeds from notes payable to banks            -        4,000
     Treasury stock issued                           203       -
                                                ---------  ---------

       NET CASH PROVIDED FROM (USED BY)
       FINANCING ACTIVITIES                     $    817   $ (5,151)
                                                ---------  ---------



                  PERINI CORPORATION AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
     FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994 (CONTINUED)
                             (In Thousands)


                                                    THREE MONTHS
                                                   ENDED MARCH 31,

                                                  1995       1994

   Net Increase (Decrease) in cash              $ 18,663   $(34,589)

   Cash at Beginning of Year                       7,841    35,871
                                                ---------  ---------

   Cash at End of Period                        $ 26,504   $  1,282
                                                =========  =========



   Supplemental Disclosures of Cash paid
   during the period for:

        Interest, net of amounts capitalized    $  2,179   $  1,563
                                                =========  =========

        Income tax payments                     $  1,175   $  2,626
                                                =========  =========




   The accompanying notes are an integral part of these financial statements.


                      PERINI CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



  (1) Significant Accounting Policies
      The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note (1) to such financial statements included in Form 10-K for the year ended December 31, 1994. The Company has made no significant change in these policies during 1995.

  (2) Income Taxes
      The lower-than-normal tax rate in 1995 is due to a tax benefit realized.

  (3) Per Share Data
      Computations of earnings per common share amounts are based on the weighted average number of the Company's common shares outstanding during the periods presented. Earnings per common share reflect the effect of preferred dividends accrued during both the 1995 and 1994 three month periods ended March 31, of $531,000. Common stock equivalents related to additional shares of common stock issuable upon exercise of stock options have not been included since their effect would be antidilutive. Per share data on a fully diluted basis is not presented because the effect of conversion of the Company's depositary convertible exchangeable preferred shares into common stock is also antidilutive.

  (4) Cash Dividends
      There were no cash dividends on common stock declared or paid during the periods presented in the condensed financial statements presented herein.

  (5) Opinion
      The unaudited condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form
      10-K for the year ended December 31, 1994. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1995 and December 31, 1994 and results of operations and cash flows for the three month periods ended March 31, 1995 and 1994. The results of operations for the three month period ended March 31, 1995 may not be indicative of the results that may be expected for the year ending December 31, 1995 because the Company's results generally consist of a limited number of large transactions in both construction and real estate. Therefore, such results can vary depending on the timing of transactions and the profitability of projects being reported.



                  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

  RESULTS OF OPERATIONS

                Comparison of the First Quarter of 1995
                     with the First Quarter of 1994

      Revenues increased $88.7 million (or 50.9%), from $174.4 million in 1994 to $263.1 million in 1995. This increase resulted from increased construction revenues of $99.1 million (or 64%), from $154.2 million in 1994 to $253.3 million in 1995, due primarily to an increase in revenues from building operations of $96 million (or 102%), from $94 million in 1994 to $190 million in 1995. This increase in revenues was due primarily to the timing in the start-up of certain hotel/casino projects. This increase was partially offset by a decrease in revenues from real estate operations of $10.4 million (or 51%), from $20.2 million in 1994 to $9.8 million in 1995 due to the sale in 1994 of two investment properties ($9.6 million).

      In spite of the increase in revenues, the total gross profit decreased slightly, from $12.8 million in 1994 to $12.2 million in 1995 due to an overall decrease in gross profit from construction operations of $2 million (or 16%), from $12.2 million in 1994 to $10.2 million in 1995 which was primarily caused by a further writedown on an overseas project that has been adversely affected by locally unstable economic and political conditions and other factors, as well as less profit from heavy construction operations due to lower margins than anticipated on certain contracts being performed in the Metropolitan New York area. These gross profit decreases were partially offset by increased profits from building operations due to the increased volume referred to above and increased profits from real estate operations due primarily to improved operating results from the company's two major real estate properties, Rincon Center and the Resort at Squaw Creek.

      The decrease in general, administrative and selling expenses of $.7 million (or 7%), from $9.8 million in 1994 to $9.1 million in 1995, resulted primarily from the ongoing cost reduction program resulting from re-engineering certain of the business units and the continuation of the gradual down-sizing of the real estate operations.

      The $.8 million increase in other income from a loss of $.4 million in 1994 to income of $.4 million in 1995 was due primarily to the gain on sale of a certain land, including a quarry, in 1995 ($.4 million) and an increase in interest income of $.2 million.

      The lower-than-normal tax rate in 1995 is due to a tax benefit realized that related to the sale of the land and quarry referred to above.




  FINANCIAL CONDITION

       Working capital increased $.6 million, from $29.9 million at the end of 1994 to $30.5 million at March 31, 1995. The current ratio decreased slightly from 1.13:1 to 1.12:1 during this same period.

       During the first three months of 1994 the Company's cash on hand increased by $18.7 million, primarily resulting from the $21.3 million generated from operations due to a decrease in accounts receivables and $.8 million from financing activities, primarily from net borrowings. These increases were partially offset by the $3.4 million of cash required for investments in or advance to joint ventures.

      Long-term debt at March 31, 1995 was $74.3 million, a decrease of $2.7 million from December 31, 1994. The long-term debt to equity ratio at March 31, 1995 improved to .56 to 1, compared to the .58 to 1 ratio at December 31, 1994.

      In addition to internally generated funds, the Company has access to additional funds under its $5 million short-term line of credit, its $116 million long-term Credit Agreement which was reduced from approximately $125 million at December 31, 1994 in accordance with the terms of the Agreement due to the impact of the net proceeds of a certain claim received during April, 1995. At March 31, 1995, there was $5 million available under the short-term line of credit, $54 million available under the Credit Agreement, as adjusted. Management believes that cash generated from operations, unused credit lines and various real estate borrowings should probably be adequate for the next twelve months to meet the Company's funding requirements. However, the withdrawal of many commercial lending sources from both the real estate and construction markets and/or restrictions on new borrowings and extensions on maturing loans by these same sources cause uncertainties in predicting liquidity.

      The full amount available under the Credit Agreement, as adjusted, may be borrowed during any fiscal quarter. However, financial covenants limiting the debt to equity ratio contained in the agreements governing these facilities limit the amount of borrowings which may be outstanding at the end of any fiscal quarter. Based on these covenants, $7.7 million of additional borrowing capacity was available under the Credit Agreement at March 31, 1995.


  Part II. - Other Information


  Item 1. - Legal Proceedings - None


  Item 2. - Changes in Securities

  (a) None

  (b) None


  Item 3. - Defaults Upon Senior Securities - None


  Item 4. - Submission of Matters to a Vote of Security Holders - None


  Item 5. - Other Information - None


  Item 6. - Exhibits and Reports on Form 8-K

  (a) None

  (b) None

  (c) Financial Data Schedule - Exhibit 27



                                                         EXHIBIT 27

                            FINANCIAL DATA SCHEDULE

      This schedule contains summary financial information extracted from the Consolidated Balance Sheets as of March 31, 1995 and the Consolidated Statements of Operations for the twelve months ended December 31, 1994 and is qualified in its entirety by reference to such financial statements.

   Multiplier                        1,000
   Period Type                   3 Months
   Fiscal Year End               December 31, 1994
   Period End                    March 31, 1995
   Cash                             26,504
   Securities                            0
   Receivables                     131,044
   Allowances                            0
   Inventory                        17,557
   Current Assets                  279,090  (F1)
   PP&E                             42,241
   Depreciation                    (29,473)
   Total Assets                    487,311  (F2)
   Current Liabilities             248,584
   Bonds                            74,332
   Common                            4,985
   Preferred Mandatory                 100
   Preferred                             0
   Other SE                              0
   Total Liability and Equity      487,311  (F3)
   Sales                                 0
   Total Revenues                  263,089
   CGS                                   0
   Total Costs                    (260,061)
   Other Expenses                      348
   Loss Provision                        0
   Interest Expense                 (2,119)
   Income Pretax                     1,257  (F4)
   Income Tax                         (385)
   Income Continuing                   872
   Discontinued                          0
   Extraordinary                         0
   Changes                               0
   Net Income                          872
   EPS Primary                         .08
   EPS Diluted                           0

  (F1) Includes Equity in Construction Joint Ventures of $72,195, Unbilled Work of $20,919, and Other Short-Term Assets of $10,871, not currently reflected in this tag list.

  (F2) Includes investments in and advances to Real Estate Joint Ventures of $149,177, Land Held for Sale or Development of $38,607, and Other Long-Term Assets of $7,669 not currently reflected in this tag list.

  (F3) Includes Deferred Income Taxes and Other Liabilities of $28,529, Minority Interest of $3,292, Paid-In Surplus of $58,869, Retained Earnings of $82,113, ESOT Related Obligations of $(6,009), and Treasury Stock of $(7,484).

  (F4) Includes General, Administrative and Selling Expenses of $(9,145), not currently reflected on this tag list.


                                        SIGNATURES






  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                              PERINI CORPORATION
                              Registrant


  Date:  May 15, 1995         /s/ John H. Schwarz
                              --------------------------------------

                              John H. Schwarz,
                              Executive Vice President,
                              Finance and Administration


  Date:  May 15, 1995         /s/ Barry R. Blake
                              ---------------------------------------
                              Barry R. Blake,
                              Vice President and Controller