Form 10-Q
period 1995-06-30
PERINI CORP
filed 1995-08-14
CIK 77543

Perini Corporation
                                      73 Mt. Wayte Avenue
                                      Framingham, MA 01701




                                           August 14, 1995




   United States Securities and Exchange Commission
   OFICS Filer Support
   SEC Operations Center
   6432 General Greenway
   Alexandria, VA 22312-2413

   Re:  Perini Corporation Form 10-Q
        S.E.C. File Number 1-6314

   Gentlemen:

        Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith Perini Corporation Form 10-Q.



                                           Very truly yours,


                                           s/Barry R. Blake
                                           ----------------------
                                           Barry R. Blake


                        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549
                                           FORM 10-Q


                    (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934


   For the quarterly period ended June 30, 1995

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

   Yes   X     No

   Number of shares of common stock of registrant outstanding at August 9, 1995: 4,718,873









                               PERINI CORPORATION & SUBSIDIARIES

                                             INDEX


                                                                        Page
                                                                       Number


    Part I. -  Financial Information:
               Item 1.  Financial Statements

                        Consolidated Condensed Balance Sheets -        3
                          June 30, 1995 and December 31, 1994

                        Consolidated Condensed Statements of           4
                          Operations - Three Months and Six Months ended June 30, 1995 and 1994

                        Consolidated Condensed Statements of Cash      5 -  6
                          Flows - Six Months ended June 30, 1995
                          and 1994

                        Notes to Consolidated Condensed Financial      7
                         Statements

               Item 2.  Management's Discussion and Analysis of the    8 - 10
                          Consolidated Financial Condition and Results of Operations


    Part II. - Other Information:

               Item 1.  Legal Proceedings                                  11

               Item 2.  Changes in Securities                              11

               Item 3.  Defaults Upon Senior Securities                    11

               Item 4.  Submission of Matters to a Vote of Security        11
                        Holders

               Item 5.  Other Information                                  11

               Item 6.  Exhibits and Reports on Form 8-K                   11

               Signatures                                                     12

                                PERINI CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                                 JUNE 30, 1995 AND DECEMBER 31, 1994
                                          (In Thousands)

                                                           ASSETS
                                                                                       JUNE 30,          DEC. 31,
                                                                                        1995               1994
                                                                                      ---------          ---------
     Cash                                                                             $ 33,012           $  7,841
     Accounts and Notes Receivable                                                     159,640            151,620

     Unbilled Work                                                                      24,306             20,209
     Construction Joint Ventures                                                        61,986             66,346
     Deferred Tax Asset                                                                  3,354              6,066
     Other Current Assets                                                               25,093             14,566
                                                                                      --------           --------
          Total Current Assets                                                        $307,391           $266,648
                                                                                      --------           --------

     Land Held for Sale or Development                                                $ 38,527           $ 43,295
     Investments in and Advances to Real Estate Joint
        Ventures                                                                       146,051            148,843

     Real Estate Properties Used in Operations                                           3,671              6,254
     Other                                                                                 382                 80
                                                                                      --------           --------
          Total Real Estate Development Investments                                   $188,631           $198,472
                                                                                      --------           --------

     Other Assets                                                                     $  3,667           $  3,874
                                                                                      --------           --------
     Property and Equipment, less Accumulated Depreciation
        of $28,665 - 1995 and $29,082 - 1994                                          $ 12,660           $ 13,506
                                                                                      --------           --------
                                                                                      $512,349           $482,500
                                                                                      ========           ========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY


     Current Maturities of Long-Term Debt                                             $  8,505           $  5,022
     Accounts Payable                                                                  168,013            140,454
     Deferred Contract Revenue                                                          36,095             38,929
     Accrued Expenses                                                                   61,442             52,295
     Accrued Income Taxes                                                                1,189               -
                                                                                      --------           --------
          Total Current Liabilities                                                   $275,244           $236,700
                                                                                      --------           --------

     Deferred Income Taxes and Other Liabilities                                      $ 24,801           $ 33,488
                                                                                      --------           --------

     Long-Term Debt, including real estate development debt
        of $4,270 - 1995 and $6,502 - 1994                                            $ 74,270           $ 76,986
                                                                                      --------           --------

     Minority Interest                                                                $  3,066           $  3,297
                                                                                      --------           --------


     Stockholders' Equity:
          Preferred Stock                                                             $    100           $    100
          Series A Junior Participating Preferred Stock                                    -                  -
          Common Stock                                                                   4,985              4,985
          Paid-In Surplus                                                               57,668             59,001
          Retained Earnings                                                             82,468             81,772
          ESOT Related Obligations                                                      (6,009)            (6,009)
                                                                                      --------           --------
                                                                                      $139,212           $139,849

          Less - Treasury Stock                                                         (4,244)            (7,820)
                                                                                      --------           --------
            Total Stockholders' Equity                                                $134,968           $132,029
                                                                                      --------           --------

                                                                                      $512,349           $482,500
                                                                                      ========           ========

The accompanying notes are an integral part of these financial statements.

                            PERINI CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                            (In Thousands, Except Per Share Data)

                                                               THREE MONTHS                    SIX MONTHS
                                                               ENDED JUNE 30,                  ENDED JUNE 30,

RESULTS FROM OPERATIONS:                                  1995             1994             1995             1994
                                                       ----------       ----------       ----------       ---------

         Construction                                  $  293,701       $  227,759       $  547,027       $  381,950
         Real Estate                                       13,260           15,346           23,023           35,546
                                                       ----------       ----------       ----------       ----------
             TOTAL REVENUES FROM OPERATIONS            $  306,961       $  243,105       $  570,050       $  417,496
                                                       ----------       ----------       ----------       ----------

     COST AND EXPENSES:
         Cost of Operations                            $  294,543       $  235,648       $  545,459       $  397,263
         General, Administrative and Selling Expenses       9,013           10,399           18,158           20,209
                                                       ----------       ----------       ----------       ----------
                                                       $  303,556       $  246,047       $  563,617       $  417,472
                                                       ----------       ----------       ----------       ----------

     INCOME (LOSS) FROM OPERATIONS                     $    3,405       $   (2,942)      $    6,433       $       24
                                                       ----------       ----------       ----------       ----------
         Other Income (Expense), Net                   $     (112)      $     (149)      $      236       $     (569)
         Interest Expense                                  (1,824)          (1,367)          (3,943)          (2,614)
                                                       ----------       ----------       ----------       ----------
     Income (Loss) Before Income Taxes                 $    1,469           (4,458)      $    2,726       $   (3,159)

         (Provision) Benefit for Income Taxes                (583)           1,809             (968)           1,302
                                                       ----------       ----------       ----------       ----------
     NET INCOME (LOSS)                                 $      886       $   (2,649)      $    1,758       $   (1,857)
                                                       ==========       ==========       ==========       ==========

     EARNINGS PER COMMON SHARE (Note 2)                $   .08          $  .(73)         $   .15          $  .(67)
                                                       ==========       ==========       ==========       ==========

     DIVIDENDS PER COMMON SHARE (Note 3)               $    -           $    -           $    -           $    -
                                                       ==========       ==========       ==========       ==========

     WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
       (Note 2)                                        $4,668,195       $4,360,225       $4,599,784       $4,347,617
                                                       ==========       ==========       ==========       ==========



The accompanying notes are an integral part of these financial statements.

                              PERINI CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                         (In Thousands)


                                                                                              SIX MONTHS
                                                                                             ENDED JUNE 30,
                                                                                        ---------------------
                                                                                          1995            1994
                                                                                        --------        --------
     Cash Flows from Operating Activities:
     Net Income (Loss)                                                                  $  1,758        $ (1,857)
     Adjustments to reconcile net income to net cash
       provided from operating activities:
       Depreciation and amortization                                                       1,255           1,217
       Noncurrent deferred taxes and other liabilities                                    (8,687)         (8,955)
       Distributions greater (less) than earnings of joint
         ventures and affiliates                                                           6,099           2,967
       Cash provided from (used by) changes in components of
         working capital other than cash, notes payable and

         current maturities of long-term debt                                             24,036          (9,948)
       Real estate development investments other than joint ventures
                                                                                           2,371           7,722
       Other non-cash items, net                                                          (1,104)         (1,329)
                                                                                        ---------       ---------

         NET CASH PROVIDED FROM (USED BY) OPERATING ACTIVITIES                          $ 25,728        $(10,183)
                                                                                        ---------       ---------


     Cash Flows from Investing Activities:
       Proceeds from sale of property and equipment                                     $  2,788        $    288
       Cash distributions of capital from unconsolidated
         joint ventures                                                                   14,848           3,633

       Acquisition of property and equipment                                                (722)         (1,171)
       Improvements to land held for sale or development                                     (55)           (245)
       Improvements to and acquisition of real estate properties
         used in operations                                                                             (119)           (204)
       Capital contributions to unconsolidated joint
         ventures                                                                        (16,251)         (8,199)
       Advances to real estate joint ventures, net                                        (3,168)         (4,062)

       Investments in other activities                                                       176            -
                                                                                        ---------       ---------

         NET CASH USED BY INVESTING ACTIVITIES                                          $ (2,503)       $ (9,960)
                                                                                        ---------       ---------


     Cash Flows from Financing Activities:
       Proceeds of long-term debt                                                       $  3,639        $  2,457
       Repayment of long-term debt                                                        (2,872)         (8,667)
       Cash dividends paid                                                                (1,062)         (1,062)
       Proceeds from notes payable to banks                                                 -              3,000
       Treasury stock issued                                                               2,241             545
                                                                                        ---------       ---------

         NET CASH PROVIDED FROM (USED BY) FINANCING ACTIVITIES                          $  1,946        $ (3,727)
                                                                                        ---------       ---------

                           PERINI CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994 (CONTINUED)
                                      (In Thousands)


                                                                                             SIX MONTHS
                                                                                            ENDED JUNE 30,
                                                                                        ----------------------
                                                                                          1995            1994
                                                                                        --------        --------


     Net Increase (Decrease) in cash                                                    $ 25,171        $(23,870)

     Cash at Beginning of Year                                                             7,841          35,871
                                                                                        ---------       ---------

     Cash at End of Period                                                              $ 33,012        $ 12,001
                                                                                        =========       =========



     Supplemental Disclosures of Cash paid during the period for:

          Interest, net of amounts capitalized                                          $  4,027        $  2,688
                                                                                        =========       =========

          Income tax payments                                                           $    143        $  4,641
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

(2)  Per Share Data

Computations of earnings per common share amounts are based on the weighted average number of the Company's common shares outstanding during the periods presented. Earnings per common share reflect the effect of preferred dividends accrued during both the 1995 and 1994 three and six month periods ended June 30, of $531,000 and $1,062,000, respectively. Common stock equivalents related to additional shares of common stock issuable upon exercise of stock options have not been included since their effect would be antidilutive. Per share data on a fully diluted basis is not presented because the effect of conversion of the Company's depositary convertible exchangeable preferred shares into common stock is also antidilutive.

(3)  Cash Dividends

There were no cash dividends on common stock declared or paid during the periods presented in the condensed financial statements presented herein.

(4)  Opinion

The unaudited condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1994. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1995 and December 31, 1994 and results of operations and cash flows for the six month periods ended June 30, 1995 and 1994.

The results of operations for the six month period ended June 30, 1995 may not be indicative of the results that may be expected for the year ending December 31, 1995 because the Company's results generally consist of a limited number of large transactions in both construction and real estate. Therefore, such results can vary depending on the timing of transactions and the profitability of projects being reported.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

RESULTS OF OPERATIONS

                       Comparison of the Second Quarter of 1995
                           with the Second Quarter of 1994

Revenues increased $64 million (or 26%), from $243 million in 1994 to $307 million in 1995. This increase resulted from increased construction revenues of $66 million (or 29%), from $228 million in 1994 to $294 million in 1995, due primarily to an increase in revenues from building operations of $78 million (or 54%), from $144 million in 1994 to $222 million in 1995.
This increase in revenues was due primarily to the timing in the start-up of certain hotel/casino projects in the Western U.S. and increased volume in the Midwest due to a substantially higher backlog in that area during 1995. This increase was partially offset by a decrease in revenues from heavy operations of $12 million (or 14%), from $84 million in 1994 to $72 million in 1995 due primarily to the lengthy start-up commonly associated with new civil construction projects. In addition, revenues from real estate operations decreased $2 million (or 13%), from $15.3 million in 1994 to $13.3 million in 1995 due to fewer land sales.

Total gross profit increased $5 million (or 68%), from $7.4 million in 1994 to $12.4 million in 1995 due to an overall increase in gross profit from construction operations of $4.0 million (or 46%), from $8.6 million in 1994 to $12.6 million in 1995 which is primarily related to the increase in building revenues referred to above and to a lesser degree a writedown on an overseas project in 1994. In addition, the gross loss from real estate operations was reduced by $1.0 million, from a loss of $1.2 million in 1994 to $.2 million loss in 1995 due to improved operating results from its two major ongoing operating properties, The Resort at Squaw Creek and Rincon Center.

The decrease in general, administrative and selling expenses of $1.4 million
(or 13%), from $10.4 million in 1994 to $9.0 million in 1995, resulted primarily from the ongoing cost reduction program from re-engineering certain of the business units.

                       Comparison of the Six Months Ended, June 30, 1995
                            with the Six Months Ended, June 30, 1994

Revenues increased $152.5 million (or 36.5%), from $417.5 million in 1994 to $570.0 million in 1995. This increase resulted from increased construction revenues of $165 million (or 43%), from $382 million in 1994 to $547 million in 1995, due primarily to an increase in revenues from building operations of $174 million (or 73%), from $238 million in 1994 to $412 million in 1995. This increase in revenues was due primarily to the timing in the start-up of certain hotel/casino projects in the Western U.S. and increased volume in the Midwest due to substantially higher backlog in that area during 1995. This increase was partially offset by a decrease in revenues from heavy operations of $8.7 million (or 6%), from $143.5 million in 1994 to $134.8 million in 1995 due primarily to the lengthy start-up commonly associated with new civil construction projects. Revenue from real estate operations also decreased by $12.5 million (or 35%), from $35.5 million in 1994 to $23 million in 1995 due to the sale in 1994 of two investment properties ($9.1 million) and less land sales in 1995.

Total gross profit increased $4.4 million (or 22%), from $20.2 million in 1994 to $24.6 million in 1995 due to an overall increase in gross profit from construction operations of $4.1 million (or 20%), from $20.9 million in 1994 to $25 million in 1995 which is primarily related to the increase in building revenues referred to above. This increase has been partially offset by less profit from heavy construction operations due to lower margins than anticipated on certain contracts being performed in the Metropolitan New York area. In addition, the gross loss from real estate operations was reduced on an overall basis by $.3 million, from $.7 million in 1994 to $.4 million in 1995 due primarily to improved operating results from its two major ongoing operating properties, which were partially offset by less land sales.

The decrease in general, administrative and selling expenses of $2.0 million (or 10%), from $20.2 million in 1994 to $18.2 million in 1995, resulted primarily from the ongoing cost reduction program resulting from re-engineering certain of the business units and the continuation of the gradual down-sizing of the real estate operations.

The $.8 million increase in other income from a loss of $.6 million in 1994 to income of $.2 million in 1995 was due primarily to the gain on sale of certain land, including a quarry, in 1995 ($.6 million) and an increase in interest income of $.4 million.


FINANCIAL CONDITION

Working capital increased $2.2 million, from $30.0 million at the end of 1994 to $32.2 million at June 30, 1995. The current ratio decreased slightly from 1.13:1 to 1.12:1 during this same period.

During the first six months of 1995 the Company's cash on hand increased by $25.2 million, primarily resulting from the $25.7 million generated from operations due to an increase in accounts payables and $2.0 million from financing activities, primarily from net borrowings. These increases were partially offset by the $2.5 million of cash required for investments in or advance to joint ventures.

Long-term debt at June 30, 1995 was $74.3 million, a decrease of $2.7 million from December 31, 1994. The long-term debt to equity ratio at June 30, 1995 improved to .55 to 1 compared to the .58 to 1 ratio at December 31, 1994.

In addition to internally generated funds, the Company has access to additional funds under its $5 million short-term line of credit, its $115 million long-term Credit Agreement which was reduced from approximately $125 million at December 31, 1994 in accordance with the terms of the Agreement due to the impact of the net proceeds of certain claims received during 1995. At June 30, 1995, there was $5 million available under the short-term line of credit, $39 million available under the Credit Agreement, as adjusted. Management believes that cash generated from operations, unused credit lines and various real estate borrowings should probably be adequate for the next twelve months to meet the Company's funding requirements. However, the withdrawal of many commercial lending sources from both the real estate and construction markets and/or restrictions on new borrowings and extensions on maturing loans by these same sources cause uncertainties in predicting liquidity.

The full amount available under the Credit Agreement, as adjusted, may be borrowed during any fiscal quarter. However, financial covenants limiting the debt to equity ratio contained in the agreements governing these facilities imit the amount of borrowings which may be outstanding at the end of any fiscal quarter. Based on these covenants, $7.7 million of additional borrowing capacity was available under the Credit Agreement at June 30, 1995.

Part II. - Other Information


Item 1. - Legal Proceedings - None


Item 2. - Changes in Securities

(a)  None

(b)  None


Item 3. - Defaults Upon Senior Securities - None


Item 4. - Submission of Matters to a Vote of Security Holders

(a)  May 18, 1995 - Annual Meeting of Shareholders

(b)  Not applicable

(c) To consider and take action on the election of the following Class II Directors, to hold office for a three year term, expiring in 1998 and until their successors are chosen and qualified:

                                                                    Number of Votes
                                                                       Against or        Abstentions and
                               Class II Director           For          Withheld         Broker Nonvotes

                            Richard J. Bouskha          3,408,681        40,507             1,066,422

                            Jane E. Newman              3,407,050        42,138             1,066,422
                            Bart W. Perini              3,419,358        29,830             1,066,422


(d)  Not applicable

Item 5. - Other Information - None

Item 6. - Exhibits and Reports on Form 8-K

(a)  None

(b)  None

                                          SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                PERINI CORPORATION
                                Registrant

Date:  August 14, 1995
                                John H. Schwarz, Executive Vice President,
                                  Finance and Administration


Date:  August 14, 1995
                                Barry R. Blake, Vice President and Controller






                                           SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                PERINI CORPORATION
                                Registrant


Date:  August 14, 1995          /s/ John H. Schwarz
                                John H. Schwarz, Executive Vice President,
                                  Finance and Administration


Date:  August 14, 1995           /s/ Barry R. Blake
                                 Barry R. Blake, Vice President and Controller