Form 10-Q
period 1995-09-30
PERINI CORP
filed 1995-11-14
CIK 77543

Perini Corporation
                                          73 Mt. Wayte Avenue
                                         Framingham, MA 01701


                                                    November 14, 1995




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


            For the quarterly period ended September 30, 1995

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

Yes   X     No

Number of shares of common stock of registrant outstanding at November 10, 1995: 4,718,873









                            PERINI CORPORATION & SUBSIDIARIES

                                           INDEX

                                                       Page Number
                                                       -----------


Part I. -  Financial Information:


Item 1.      Financial Statements
             Consolidated Condensed Balance Sheets -      3
             September 30, 1995 and December 31, 1994

             Consolidated Condensed Statements of         4
             Operations - Three Months and Nine Months ended September 30, 1995 and 1994

             Consolidated Condensed Statements of Cash    5 -  6
             Flows - Nine Months ended September 30,
             1995 and 1994

             Notes to Consolidated Condensed Financial    7
             Statements

Item 2.      Management's Discussion and Analysis of      8 - 10
             the Consolidated Financial Condition and
             Results of Operations

Part II.   Other Information:

Item 1.      Legal Proceedings                                 11

Item 2.      Changes in Securities                             11

Item 3.      Defaults Upon Senior Securities                   11

Item 4.      Submission of Matters to a Vote of                11
             Security Holders

Item 5.      Other Information                                 11

Item 6.      Exhibits and Reports on Form 8-K                  11

Signatures                                                     12

                         PERINI CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                      SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                   (In Thousands)

                                                ASSETS
                                               -------
                                                                     SEPT. 30,      DEC. 31,
                                                                       1995         1994
                                                                     --------       --------
             Cash                                                  $  6,661      $  7,841
             Accounts and Notes Receivable                          174,462       151,620
             Unbilled Work                                           23,564        20,209
             Construction Joint Ventures                             60,497        66,346
             Deferred Tax Asset                                      15,298         6,066
             Other Current Assets                                    26,198        14,566
                                                                   --------     ---------
                   Total Current Assets                            $306,680     $266,648
                                                                   --------     ---------

             Land Held for Sale or Development                     $ 37,503     $ 43,295
             Investments in and Advances to Real Estate Joint
             Ventures                                               148,863      148,843
             Real Estate Properties Used in Operations                3,977        6,254
             Other                                                      336           80
                                                                   ---------    ---------
                    Total Real Estate Development Investments      $190,679     $198,472
                                                                   ---------    ---------

             Other Assets                                          $  3,552     $  3,874
                                                                   ---------     --------

             Property and Equipment, less Accumulated
             Depreciation of $27,864 - 1995 and $29,082 - 1994     $ 12,815     $  13,506
                                                                   ---------     --------
                                                                   $513,726     $ 482,500
                                                                   =========     ========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY


             Current Maturities of Long-Term Debt                  $  6,655      $  5,022
             Accounts Payable                                       178,631       140,454
             Deferred Contract Revenue                               39,932        38,929
             Accrued Expenses                                        60,963        52,295
             Accrued Income Taxes                                       557         -
                                                                   ---------    ----------
                                                                   $286,738     $ 236,700
                                                                   ---------    ----------
             Deferred Income Taxes and Other Liabilities           $ 44,610     $  33,488
                                                                   ---------    ----------

             Long-Term Debt, including real estate development
             debt of $4,168 - 1995 and $6,502 - 1994               $ 74,664     $  76,986
                                                                   ---------    ----------

             Minority Interest                                     $  3,039     $   3,297
                                                                   ---------    ----------

             Stockholders' Equity:
               Preferred Stock                                     $    100     $     100
               Series A Junior Participating Preferred Stock           -             -
               Common Stock                                           4,985         4,985
               Paid-In Surplus                                       57,668        59,001
               Retained Earnings                                     51,262        81,772
               ESOT Related Obligations                              (5,096)       (6,009)
                                                                   ---------    ----------
                                                                   $108,919     $ 139,849
                                                                   ---------    ----------
               Less - Treasury Stock                                 (4,244)       (7,820)
                                                                   ---------    ----------

               Total Stockholders' Equity                          $104,675     $ 132,029
                                                                   ---------     --------
                                                                   $513,726     $ 482,500
                                                                   =========     ========

The accompanying notes are an integral part of these financial statements.

                               PERINI CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                              (In Thousands, Except Per Share Data)


                                                                             THREE MONTHS             NINEMONTHS
                                                                         ENDED SEPTEMBER 30,      ENDEDSEPTEMBER30,

                                                                           1995        1994       1995        1994
                                                                        ----------  ----------  ----------  ----------
             REVENUES FROM OPERATIONS:
                   Construction                                       $223,643       $294,610    $770,670     $676,560
                   Real Estate                                           9,331         10,166      32,354       45,712
                                                                      ---------      ---------   ---------    ---------
                       TOTAL REVENUES FROM OPERATIONS                 $232,974       $304,776    $803,024     $722,272
                                                                      ---------      ---------   ---------    ---------

             COST AND EXPENSES:
                   Cost of Operations (Note 2)                        $255,988       $290,903    $801,447     $688,166
                   General, Administrative and Selling Expense           9,027         10,003      27,185       30,212
                                                                      ---------      ---------   ---------    ---------
                                                                      $265,015       $300,906    $828,632     $718,378
                                                                      ---------      ---------   ---------    ---------
             INCOME (LOSS) FROM OPERATIONS (Note 2)                   $(32,041)      $  3,780    $(25,608)    $  3,894
                                                                      ---------      ---------   ---------    ---------
                   Other Income (Expense), Net                        $   (323)      $    (87)   $    (87)    $   (656)
                   Interest Expense                                     (2,178)        (2,101)     (6,121)      (4,715)
                                                                      ---------      ---------   ---------    ---------

             Income (Loss) Before Income Taxes                        $(34,542)      $  1,682    $(31,816)    $ (1,477)
                   (Provision) Benefit for Income Taxes (Note 3)         3,868           (698)      2,900          604
                                                                      ---------      ---------   ---------    ---------
              NEW INCOME (LOSS)                                       $(30,674)      $    984    $(28,916)    $   (873)
                                                                      =========      =========   =========    =========
              EARNINGS (LOSS) PER COMMON SHARE (Note 4)               $(6.61)        $.10        $(6.58)      $(.57)
                                                                      =========      =========   =========    =========
              DIVIDENDS PER COMMON SHARE (Note 5)                     $ --           $ --        $ --         $ --
                                                                      =========      =========   =========    =========
              WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 4)     4,718,873      4,391,119   4,635,511    4,362,432
                                                                      =========      =========   =========    ==========

The accompanying notes are an integral part of these financial statements.

                                   PERINI CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                             (In Thousands)

                                                                             NINE MONTHS
                                                                           ENDED SEPT. 30,
                                                                          ----------------
                                                                          1995        1994
                                                                       ---------   ---------
                                                                                       -
             Cash Flows from Operating Activities:
             Net Income (Loss)                                       $(28,916)   $    (873)
             Adjustments to reconcile net income to net cash provided
             from operating activities:
               Depreciation and amortization                             1,782       2,247
               Noncurrent deferred taxes and other liabilities          11,122      (8,820)
               Distributions greater (less) than earnings of joint
                 ventures and affiliates                                11,690       1,061
               Cash provided from (used by) changes in components of
                 working capital other than cash, notes payable and
                 current maturities of long-term debt                   12,012       7,133
               Real estate development investments other than joint
                 ventures                                                2,099       8,396
               Other non-cash items, net                                  (965)     (1,874)
                                                                       ---------   ---------
                 NET CASH PROVIDED FROM OPERATING ACTIVITIES         $   8,824   $   7,270
                                                                       ---------   ---------

             Cash Flows from Investing Activities:

               Proceeds from sale of property and equipment          $   3,130   $     363
               Cash distributions of capital from unconsolidated
                joint ventures                                          16,248       7,923
               Acquisition of property and equipment                    (1,524)     (1,540)
               Improvements to land held for sale or development          (169)       (287)
               Improvements to and acquisition of real estate
                 properties used in operations                            (133)        (99)
               Capital contributions to unconsolidated joint ventures  (22,232)    (16,770)
               Advances to real estate joint ventures, net              (6,431)     (4,988)
               Investments in other activities                             234        -
                                                                        ---------   ---------

                 NET CASH USED BY INVESTING ACTIVITIES               $ (10,877)    (15,398)
                                                                        ---------   ---------

             Cash Flows from Financing Activities:
               Proceeds of long-term debt                            $   3,234    $  2,809
               Repayment of long-term debt                              (3,010)     (9,831)
               Cash dividends paid                                      (1,593)     (1,594)
               Treasury stock issued                                     2,242         900
                                                                        ---------   ---------

                 NET CASH USED BY FINANCING ACTIVITIES               $     873      (7,716)
                                                                        ---------   ---------






                                   PERINI CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 (CONTINUED)
                                              (In Thousands)


                                                                             NINE MONTHS
                                                                           ENDED SEPT. 30,
                                                                           ---------------
                                                                          1995        1994
                                                                         -------    -------

             Net Decrease in cash                                      $ (1,180)  $  (15,844)

             Cash at Beginning of Year                                    7,841       35,871
                                                                        ---------   ---------
             Cash at End of Period                                     $   6,661   $  20,027
                                                                        =========   =========

             Supplemental Disclosures of Cash paid during the period for:

                 Interest, net of amounts capitalized                  $   6,330   $   5,021
                                                                        =========   =========

                 Income tax payments                                   $     193   $   4,662
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

(2)  Income (Loss) From Operations

The three and nine month periods ended September 30, 1995 include a charge, which aggregated $25.6 million, to provide for a liability related to previously disclosed litigation discussed under Item 1. Legal Proceedings in this Form 10-Q and downward revisions in estimated probable recoveries on certain outstanding contract claims.

(3)  (Provision) Benefit For Income Taxes

The Company recognized tax benefits of 11% and 9% of the pretax losses for the three and nine month periods ended September 30, 1995, respectively, whereas in 1994, the Company s tax provision was 41% of pretax results. A portion of the tax benefit related to the 1995 losses was not recognized because of certain accounting limitations. However, approximately $21 million of future pretax earnings should benefit from minimal, if any, tax charges.

(4)  Per Share Data

Computations of earnings per common share amounts are based on the weighted average number of the Company's common shares outstanding during the periods presented. Earnings per common share reflect the effect of preferred dividends accrued during both the 1995 and 1994 three and nine month periods ended September 30, of $531,000 and $1,593,000, respectively. Common stock equivalents related to additional shares of common stock issuable upon exercise of stock options have not been included since their effect would be antidilutive. Per share data on a fully diluted basis is presented because the effect of conversion of the Company's depositary convertible exchangeable preferred shares into common stock is also antidilutive.

(5)  Cash Dividends

There were no cash dividends on common stock declared or paid during the periods presented in the consolidated condensed financial statements presented herein.

(6)  Opinion

The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1994. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1995 and December 31, 1994 and results of operations and cash flows for the nine month periods ended September 30, 1995 and 1994. The results of operations for the nine month period ended September 30, 1995 may not be indicative of the results that may be expected for the year ending December 31, 1995 because the Company's results generally consist of a limited number of large transactions in both construction and real estate. Therefore, such results can vary depending on the timing of transactions and the profitability of projects being reported.

   MANAGEMENT S DISCUSSIONAND ANALYSISOF THE CONSOLIDATEDCONDENSED FINANCIAL
                               STATEMENTS

RESULTS OF OPERATIONS
---------------------

Comparison of the Third Quarter of 1995 with the Third Quarter of 1994
----------------------------------------------------------------------

The third quarter of 1995 resulted in a net loss of $30.7 million (or $6.61 per common share) compared to a net profit of $1 million (or $.10 per common share) in 1994. The primary reason for this decline in earnings was a pretax charge, which aggregated $25.6 million, to provide for a liability related to previously disclosed litigation discussed under Item 1. Legal Proceedings in this Form 10-Q and downward revisions in estimated probable recoveries on certain outstanding contract claims. The amount of the net loss was also significantly impacted by the requirement to limit recognition of the related tax benefit because of certain accounting limitations.

Revenues decreased $71.8 million (or 23.6%), from $304.8 million in 1994 to $233 million in 1995. This decrease resulted primarily from decreased construction revenues of $71 million (or 24%), from $294.6 million in 1994 to 223.6 million in 1995 due to decreases in revenues from both building and heavy construction operations. Revenues from building operations decreased $40.4 million (or 21%), from $195.2 million in 1994 to $154.8 million in 1995 due primarily to a reduced backlog of fast track hotel/casino projects going into the third quarter of 1995. Revenues from heavy operations decreased $30.6 million (or 31%), from $99.4 million in 1994 to $68.8 million in 1995 due primarily to the timing in the start-up of several significant new projects.

The gross profit decreased by $36.9 million, from a gross profit of $13.9 million in 1994 to a gross loss of $23 million in 1995 because of the reduction in gross profit from construction operations of $35.5 million, from a gross profit of $12.3 million in 1994 to a gross loss of $23.2 million in 1995 due to primarily the pretax charge of $25.6 million referred to above, the decrease in construction revenues referred to above and the downward adjustment in the total profit forecasted on a tunnel project in the Midwest. The gross profit from real estate operations decreased by $1.4 million, from $1.6 million in 1994 to $.2 million in 1995 due to a reduction in profitable land sales in Florida.

General, administrative and selling expenses decreased by $1 million (or 10%), from $10 million in 1994 to $9 million in 1995 due to reduced bonuses, increased general insurance allocations to projects and a continuation of the Company s re-engineering efforts commenced in prior years.

The Company recognized a tax benefit in 1995 of 11% of the pretax loss whereas in 1994 the Company s tax provision was 41% of pretax income. A portion of the tax benefit related to the 1995 loss was not recognized because of certain accounting limitations. However, approximately $21 million of future pretax earnings should benefit from minimal, if any, tax charges.

                      Comparison of the Nine Months Ended September 30, 1995
                          with the Nine Months Ended September 30, 1994
                      -------------------------------------------------------

Revenues increased $80.7 million (or 11%), from $722.3 million in 1994 to $803 million in 1995. This increase resulted from increased construction revenues of $94.1 million (or 14%), from $676.6 million in 1994 to $770.7 million in 1995, due primarily to an increase in revenues from building operations of $133 million (or 31%), from $434 million in 1994 to $567 million in 1995. This increase in revenues was due primarily to certain hotel/casino projects in the Western U.S. and increased volume in the Midwest due to substantially higher backlog in that area during 1995. This increase was partially offset by a decrease in revenues from heavy operations of $39 million (or 16%), from $243 million in 1994 to $204 million in 1995 due primarily to the timing in the start-up of several significant new projects and the completion early in 1995 of several other projects. Revenue from real estate operations also decreased by $13.4 million (or 29%), from $45.7 million in 1994 to $32.3 million in 1995 due to the sale in 1994 of two investment properties ($9.1 million) and less land sales in 1995.

Total gross profit decreased $32.5 million from $34.1 million in 1994 to $1.6 million in 1995 due to an overall decrease in gross profit from construction operations of $31.5 million, from $33.2 million in 1994 to $1.7 million in 1995. The primary reasons for this decline was a pretax charge, which aggregated $25.6 million, to provide for a liability related to previously disclosed litigation discussed under Item 1. Legal Proceedings in this Form 10-Q and downward revisions in estimated probable recoveries on certain outstanding contract claims, lower margins than anticipated on certain contracts being performed in the Metropolitan New York area and an overall reduction in the profit level on a tunnel project in the Midwest. In addition, the overall gross profit from real estate operations was reduced by $1 million, from a profit of $.9 million in 1994 to a loss of $.1 million in 1995 due to the non-recurring profit related to the sale of two real estate investment properties in 1994 which was partially offset by improved operating results in 1995 from its two major ongoing operating properties.

The decrease in general, administrative and selling expenses of $3 million (or 10%), from $30.2 million in 1994 to $27.2 million in 1995, resulted primarily from reduced bonuses, increased general insurance allocations to projects and a continuation of the Company s re-engineering efforts commenced in prior years. The $.6 million improvement in other income expense, net from a loss of $.7 million in 1994, to a loss of $.1 million in 1995 was due primarily to the gain on sale of certain land, including a quarry, in 1995.

The increase in interest expense of $1.4 million (or 30%), from $4.7 million in 1994 to $6.1 million in 1995 is due to an increase in the average level of borrowings.

The Company recognized a tax benefit in 1995 of 9% of the pretax loss whereas in 1994 the Company s tax benefit was 41% of the pretax loss. A portion of the tax benefit related to the 1995 loss was not recognized because of certain accounting limitations.

FINANCIAL CONDITION
-------------------

Working capital decreased $10 million, from $30 million at the end of 1994 to $20 million at September 30, 1995. The current ratio decreased from 1.13:1 to 1.07:1 during this same period.

During the first nine months of 1995 the Company used $10.9 million of cash for investing activities, primarily to fund construction and real estate joint ventures. The sources of these funds were $8.8 million from operations generated primarily from an increase in accounts payable, $.9 million from financing activities and $1.2 million from cash on hand.

Long-term debt at September 30, 1995 was $74.7 million, a decrease of $2.3 million from December 31, 1994. The long-term debt to equity ratio at September 30, 1995 was .71 to 1 compared to the .58 to 1 ratio at December 31, 1994. This change results from the decrease in stockholders equity caused by the $28.9 net loss incurred during 1995.

In addition to internally generated funds, the Company has access to additional funds under its $115 million long-term Credit Agreement and its $5 million short-term line of credit. At September 30, 1995, there was $35 million available under the Credit Agreement, as adjusted and $5 million available under the short-term line of credit. As a result of the loss for the third quarter, the Company would have been in violation of certain financial covenants under the Credit Agreement. However, the Company has obtained a waiver of any such violation until January 15, 1996. There can be no assurance that the Company will be able to achieve compliance by that date. The Company intends to seek a modification of the bank credit facility to eliminate any non-compliance. There can be no assurance that any such modification can be negotiated on terms acceptable to the banks and the Company. Were the banks to stop extending credit under the Credit Agreement, or to seek immediate payment of the outstanding loan, the Company would not have sufficient funds to maintain its operations or to pay the loan unless alternate sources of credit were made available. Discussions are currently underway with lenders regarding revised financing terms and conditions.

Part II. - Other Information
----------------------------

Item 1. - Legal Proceedings
---------------------------

As previously reported, the Company is a party to an action entitled Mergentime Corporation et. al. v. Washington Metropolitan Transit Authority v. Insurance Company of North America (Civil Action No. 89-1055) in the U.S. District Court for the District of Columbia. The action involves WMATA s termination of the general contractor, a joint venture in which the Company was a minority partner on two contracts to construct a portion of the Washington, D.C. subway system, and certain claims by the joint venture against WMATA for claimed delays and extra work.

On July 30, 1993, the Court upheld the termination for default, and found both joint venturers and their surety jointly and severally liable to WMATA for damages in the amount of $16.5 million, consisting primarily of WMATA s excess reprocurement costs, but specifically deferred ruling on the amount of the joint venture s claims against WMATA. Since the other joint venture partner may be unable to meet its financial obligations under the award, the Company could be liable for the entire amount.

At the direction of the judge now presiding over the action, during the third quarter of 1995 the parties submitted briefs on the issue of WMATA s liability on the joint venture s claims for delay and for extra work. As a result of that process, the Company has determined to establish a reserve with respect to the litigation, the amount of which is included in the $25.6 million pretax charge to third quarter earnings reflected in the financial statements included in this Form 10-Q.

Item 2. - Changes in Securities
-------------------------------

(a)  None

(b)  None

Item 3. - Defaults Upon Senior Securities - None
-----------------------------------------

Item 4. - Submission of Matters to a Vote of Security Holders - None
-------------------------------------------------------------

Item 5. - Other Information
---------------------------

As a result of the loss for the third quarter, the Company would have been in violation of certain financial covenants of its principal bank credit agreement. However, the Company has obtained a waiver of any such violation until January 15, 1996. There can be no assurance that the Company will be able to achieve compliance by that date. The Company intends to seek a modification of the bank credit facility to eliminate any non-compliance. There can be no assurance that any such modification can be negotiated on terms acceptable to the banks and the Company. Were the banks to stop extending credit under the credit agreement, or to seek immediate payment of the outstanding loan, the Company would not have sufficient funds to maintain its operations or to pay the loan unless alternate sources of credit were made available. Discussions are currently underway with lenders regarding revised financing terms and conditions.

Item 6. - Exhibits and Reports on Form 8-K
------------------------------------------

(a)  None

(b)  None

                                        SIGNATURES
                                        ----------






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                     Perini Corporation
                                     ------------------
                                     Registrant


Date:  November 14, 1995
                               -----------------------------------------
                               John H. Schwarz, Executive Vice President
                                 Finance and Administration


Date:  November 14, 1995
                               -----------------------------------------
                               Barry R. Blake, Vice President & Controller





                                 SIGNATURES
                                 ------------





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                  Perini Corporation
                                  ------------------
                                  Registrant

Date:  November 14, 1995         /s/ John H. Schwarz
                                 John H. Schwarz, Executive Vice President,
                                   Finance and Administration


Date:  November 14, 1995         /s/ Barry R. Blake
                                Barry R. Blake, Vice President and Controller