Form 10-K
period 1995-12-31
PERINI CORP
filed 1996-03-27
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995


     TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 1-6314
                               Perini Corporation
             (Exact name of registrant as specified in its charter)


              Massachusetts                              04-1717070
              -------------                              ----------
       State or other jurisdiction of       (I.R.S. Employer Identification No.)
        incorporation or organization)

              73 Mt. Wayte Avenue, Framingham, Massachusetts 01701
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 508-628-2000

           Securities registered pursuant to Section 12(b) of the Act:


         Title of Each Class           Name of each exchange on which registered
         -------------------           -----------------------------------------

    Common Stock, $1.00 par value             The American Stock Exchange

    $2.125 Depositary Convertible             The American Stock Exchange
       Exchangeable Preferred Shares, each
       representing 1/10th Share of $21.25
       Convertible Exchangeable Preferred
       Stock, $1.00 par value

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

The aggregate market value of voting stock held by nonaffiliates of the registrant is $29,652,513 as of March 1, 1996.

The number of shares of Common Stock, $1.00 par value per share, outstanding at March 1, 1996 is 4,723,754.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual proxy statement for the year ended December 31, 1995 are incorporated by reference into Part III.

                               PERINI CORPORATION

                             INDEX TO ANNUAL REPORT

                                  ON FORM 10-K



                                                                           PAGE
                                                                           ----
PART I
------
Item 1:             Business                                                 2
Item 2:             Properties                                              13
Item 3:             Legal Proceedings                                       13
Item 4:             Submission of Matters to a Vote of Security Holders     14

PART II
-------
Item 5:             Market for the Registrant's Common Stock and Related    15
                      Stockholder Matters
Item 6:             Selected Financial Data                                 15
Item 7:             Management's Discussion and Analysis of Financial       16
                      Condition and Results of Operations
Item 8:             Financial Statements and Supplementary Data             19
Item 9:             Disagreements on Accounting and Financial Disclosure    19

PART III
--------
Item 10:            Directors and Executive Officers of the Registrant      20
Item 11:            Executive Compensation                                  20
Item 12:            Security Ownership of Certain Beneficial Owners and     20
                      Management
Item 13:            Certain Relationships and Related Transactions          20

PART IV
-------
Item 14:            Exhibits, Financial Statement Schedules and Reports on  21
                      Form 8-K

Signatures                                                                  22

                                     PART I.

ITEM 1.   BUSINESS
------------------

General
-------

         Perini Corporation and its subsidiaries (the "Company" unless the context indicates otherwise) is engaged in two principal businesses: construction and real estate development. The Company was incorporated in 1918 as a successor to businesses which had been engaged in providing construction services since 1894.

         The Company provides general contracting, construction management and design-build services to private clients and public agencies throughout the United States and selected overseas locations. Historically, the Company's construction business involved four types of operations: civil and environmental ("heavy"), building, international and pipeline. However, the Company sold its pipeline construction business in January, 1993.

         The Company's real estate development operations are conducted by Perini Land & Development Company, a wholly-owned subsidiary with extensive development interests concentrated in historically attractive markets in the United States - Arizona, California, Florida, Georgia and Massachusetts, but has not commenced the development of any new real estate projects since 1990.

         Because the Company's results consist in part of a limited number of large transactions in both construction and real estate, results in any given fiscal quarter can vary depending on the timing of transactions and the profitability of the projects being reported. As a consequence, quarterly results may reflect such variations.

         In 1988, the Company, in conjunction with two other companies, formed a new entity called Perland Environmental Technologies, Inc. ("Perland"). Perland provides consulting, engineering and construction services primarily on a turn-key basis for hazardous material management and clean-up to both private clients and public agencies nationwide. The Company's investment in Perland was increased from 47 1/2% to 100% in recent years as a result of Perland repurchasing its stock owned by the outside investors. During 1995, Perland's name was changed to Perini Environmental Services, Inc.

         In January 1993, the Company sold its 74%-ownership in Majestic, its Canadian pipeline construction subsidiary, for $31.7 million which resulted in an after tax gain of approximately $1.0 million.

         Although Majestic was profitable in both 1992 and 1991, it participated in a sector of the construction business that was not directly related to the Company's core construction operations. The sale of Majestic served to generate liquid assets which improved the Company's financial condition without affecting its core construction business.

         Effective July 1, 1993, the Company acquired Gust K. Newberg Construction Co.'s ("Newberg") interest in certain construction projects and related equipment. The purchase price for the acquisition was (i) approximately $3 million in cash for the equipment paid by a third party leasing company which, in turn, simultaneously entered into an operating lease agreement with the Company for the use of said equipment, (ii) $1 million in cash paid by the Company and (iii) 50% of the aggregate net profits earned from each project from April 1, 1993 through December 31, 1994 and, with regard to one project, through December 31, 1995. This acquisition has been accounted for as a purchase.

         Information on lines of business and foreign business is included under the following captions of this Annual Report on Form 10-K for the year ended December 31, 1995.

                                                              Annual Report
                                                              On Form 10-K
                        Caption                                Page Number
                        -------                                -----------
Selected Consolidated Financial Information                      Page 15
Management's Discussion and Analysis                             Page 16
Footnote 13 to the Consolidated Financial Statements,
   entitled Business Segments and Foreign Operations             Page 40


         While the "Selected Consolidated Financial Information" presents certain lines of business information for purposes of consistency of presentation for the five years ended December 31, 1995, additional information (business segment and foreign operations) required by Statement of Financial Accounting Standards No. 14 for the three years ended December 31, 1995 is included in Note 13 to the Consolidated Financial Statements.

         A summary of revenues by product line for the three years ended December 31, 1995 is as follows:

                                               Revenues (in thousands)
                                               Year Ended December 31,
                                ------------------------------------------------
                                      1995              1994               1993
                                      ----              ----               ----
Construction:
  Building                      $  770,427        $  640,721          $  762,451
  Heavy                            286,246           310,163             267,890
                                ----------        ----------          ----------
    Total Construction Revenues $1,056,673        $  950,884          $1,030,341
                                ----------        ----------          ----------


Real Estate:
  Sales of Real Estate          $   10,738        $   33,188          $   40,053
  Building Rentals                  16,799            16,388              19,313
  Interest Income                   12,396             7,031               6,110
  All Other                          4,462             4,554               4,299
                                ----------        ----------          ----------
    Total Real Estate Revenues  $   44,395        $   61,161          $   69,775
                                ----------        ----------          ----------

      Total Revenues            $1,101,068        $1,012,045          $1,100,116
                                ==========        ==========          ==========

Construction
------------

         The general contracting and construction management services provided by the Company consist of planning and scheduling the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract. The Company was engaged in over 160 construction projects in the United States and overseas during 1995. The Company has three principal construction operations: heavy, building, and international, having sold its Canadian pipeline construction business in January 1993. The Company also has a subsidiary engaged in hazardous waste remediation.

         The heavy operation undertakes large civil construction projects throughout the United States, with current emphasis on major metropolitan areas such as Boston, New York City, Chicago and Los Angeles. The heavy operation performs construction and rehabilitation of highways, subways, tunnels, dams, bridges, airports, marine projects, piers and waste water treatment facilities. The Company has been active in heavy operations since 1894, and believes that it has particular expertise in large and complex projects. The Company believes that infrastructure rehabilitation is and will continue to be a significant market in the 1990's.

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

                              Construction Strategy
                              ---------------------

         The  Company  plans  to  continue  to  increase  the  amount  of  heavy construction work it performs because of the relatively higher margin opportunities available from such work. The Company believes the best opportunities for growth in the coming years are in the urban infrastructure market, particularly in Boston, metropolitan New York, Chicago, Los Angeles and other major cities where it has a significant presence, and in other large, complex projects. The Company's acquisition during 1993 of Chicago-based Newberg referred to above is consistent with this strategy. The Company's strategy in building construction is to maximize profit margins; to take advantage of certain market niches; and to expand into new markets compatible with its expertise. Internally, the Company plans to continue both to strengthen its management through management development and job rotation programs, and to improve efficiency through strict attention to the control of overhead expenses and implementation of improved project management systems. Finally, the Company continues to expand its expertise to assist public owners to develop necessary facilities through creative public/private ventures.

                                     Backlog
                                     -------

         As of December 31, 1995, the Company's construction backlog was $1.53 billion compared to backlogs of $1.54 billion and $1.24 billion as of December 31, 1994 and 1993, respectively.

                                Backlog (in thousands) as of December 31,
                      -------------------------------------------------------
                             1995               1994               1993
                      -----------------  -----------------  -----------------
Northeast             $  749,017    49%  $  803,967    52%  $  552,035    45%
Mid-Atlantic             179,324    12       26,408     2       34,695     3
Southeast                 33,223     2          783     -       34,980     3
Midwest                  325,055    21      293,168    19      143,961    12
Southwest                 94,725     6      174,984    11      314,058    25
West                     134,259     9      193,996    13      143,251    11
Other Foreign             18,919     1       45,473     3       15,161     1
                      ----------   ----  ----------   ----  ----------   ---
  Total               $1,534,522   100%  $1,538,779   100%  $1,238,141   100%
                      ==========   ====  ==========   ====  ==========   ====

         The Company includes a construction project in its backlog at such time as a contract is awarded or a firm letter of commitment is obtained. As a result, the backlog figures are firm, subject only to the cancellation provisions contained in the various contracts. The Company estimates that approximately $657 million of its backlog will not be completed in 1996.

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

                               Types of Contracts
                               ------------------

         The four general types of contracts in current use in the construction industry are:

o Fixed price contracts ("FP"), which include unit price contracts, usually transfer more risk to the contractor but offer the opportunity, under favorable circumstances, for greater profits. With the Company's increasing move into heavy and publicly bid building construction in response to current opportunities, the percentage of fixed price contracts continue to represent the major portion of the backlog.

o Cost-plus-fixed-fee contracts ("CPFF") which provide greater safety for the contractor from a financial standpoint but limit profits.

o Guaranteed maximum price contracts ("GMP") which provide for a cost-plus-fee arrangement up to a maximum agreed price. These contracts place risks on the contractor but may permit an opportunity for greater profits than cost-plus-fixed-fee contracts through sharing agreements with the client on any cost savings.

o Construction management contracts ("CM") under which a contractor agrees to manage a project for the owner for an agreed-upon fee which may be fixed or may vary based upon negotiated factors. The contractor generally provides services to supervise and coordinate the construction work on a project, but does not directly purchase contract materials, provide construction labor and equipment or enter into subcontracts.

         Historically, a high percentage of company contracts have been of the fixed price type. Construction management contracts remain a relatively small percentage of company contracts. A summary of revenues and backlog by type of contract for the most recent three years follows:

Revenues - Year Ended                       Backlog As Of
    December 31,                             December 31,
---------------------                    --------------------
1995    1994     1993                    1995    1994    1993
----    ----     ----                    ----    ----    ----
 67%     54%      56%   Fixed Price       74%     68%     65%
 33      46       44    CPFF, GMP or CM   26      32      35
----    ----     ----                    ----    ----    ---
100%    100%     100%                    100%    100%    100%
====    ====     ====                    ====    ====    ====

                                     Clients
                                     -------

        During 1995, the Company was active in the building, heavy and international construction markets. The Company performed work for over 100 federal, state and local governmental agencies or authorities and private customers during 1995. No material part of the Company's business is dependent upon a single or limited number of private customers; the loss of any one of which would not have a materially adverse effect on the Company. As illustrated in the following table, the Company continues to serve a significant number of private owners. During the period 1993-1995, the portion of construction revenues derived from contracts with various governmental agencies remains relatively constant at 56% in 1995 and 1994, and 54% in 1993.

                            Revenues by Client Source
                            -------------------------

                                                Year Ended December 31,
                                                -----------------------
                                      1995             1994               1993
                                      ----             ----               ----
Private Owners                         44%              44%                46%
Federal Governmental Agencies           8               11                 12
State, Local and Foreign Governments   48               45                 42
                                      ----             ----               ---
                                      100%             100%               100%
                                      ====             ====               ====

All Federal government contracts are subject to termination provisions, but as shown in the table above, the Company does not have a material amount of such contracts.

                                     General
                                     -------

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

        The Company will endeavor to spread the financial and/or operational risk, as it has from time to time in the past, by participating in construction joint ventures, both in a majority and in a minority position, for the purpose of bidding on projects. These joint ventures are generally based on a standard joint venture agreement whereby each of the joint venture participants is usually committed to supply a predetermined percentage of capital, as required, and to share in the same predetermined percentage of income or loss of the project. Although joint ventures tend to spread the risk of loss, the Company's initial obligations to the venture may increase if one of the other participants is financially unable to bear its portion of cost and expenses. For a possible example of this situation, see "Legal Proceedings" on page 13. For further information regarding certain joint ventures, see Note 2 to Notes to Consolidated Financial Statements.

         While the Company's construction business may experience some adverse consequences if shortages develop or if prices for materials, labor or equipment increase excessively, provisions in certain types of contracts often shift all or a major portion of any adverse impact to the customer. On fixed price type contracts, the Company attempts to insulate itself from the unfavorable effects of inflation by incorporating escalating wage and price assumptions, where appropriate, into its construction bids. Gasoline, diesel fuel and other materials used in the Company's construction activities are generally available locally from multiple sources and have been in adequate supply during recent years. Construction work in selected overseas areas primarily employs expatriate and local labor which can usually be obtained as required. The Company does not anticipate any significant impact in 1996 from material and/or labor shortages or price increases.

        Economic and demographic trends tend not to have a material impact on the Company's heavy construction operation. Instead, the Company's heavy construction markets are dependent on the amount of heavy civil infrastructure work funded by various governmental agencies which, in turn, may depend on the condition of the existing infrastructure or the need for new expanded infrastructure. The building markets in which the Company participates are dependent on economic and demographic trends, as well as governmental policy decisions as they impact the specific geographic markets.

        The Company has minimal exposure to environmental liability as a result of the activities of Perini Environmental Services, Inc. ("Perini Environmental"), a wholly-owned subsidiary of the Company. Perini Environmental provides hazardous waste engineering and construction services to both private clients and public agencies nationwide. Perini Environmental is responsible for compliance with applicable law in connection with its clean up activities and bears the risk associated with handling such materials.

        In addition to strict procedural guidelines for conduct of this work, the Company and Perini Environmental generally carry insurance or receive satisfactory indemnification from customers to cover the risks associated with this business.

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

Real Estate
-----------

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

        For the past five years PL&D has been affected by the reduced liquidity in real estate markets brought on by the cutbacks in real estate funding by commercial banks, insurance companies and other institutional lenders. Many traditional buyers of PL&D properties are other developers or investors who depend on third party sources for funding. As a result, some potential PL&D transactions have been cancelled, altered or postponed because of financing problems. Over this period, PL&D looked to foreign buyers not affected by U.S. banking policies or in some cases, provided seller financing to complete transactions. Based on a weakening in property values which has come with the industry credit crunch and the national real estate recession, PL&D took a $31 million pre-tax net realizable value writedown against earnings in 1992. The charge affected those properties which PL&D had decided to sell in the near term. Currently it is management's belief that its remaining real estate properties are not carried at amounts in excess of their net realizable values. PL&D periodically reviews its portfolio to assess the desirability of accelerating its sales through price concessions or sale at an earlier stage of development. In circumstances in which asset strategies are changed and properties brought to market on an accelerated basis, those assets, if necessary, are adjusted to reflect the lower of cost or market value. To achieve full value for some of its real estate holdings, in particular its investments in Rincon Center and the Resort at Squaw Creek, the Company may have to hold those properties several years and currently intends to do so.

                              Real Estate Strategy
                              --------------------

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

                             Real Estate Properties
                             ----------------------

        The following is a description of the Company's major development projects and properties by geographic area:

                                     Florida
                                     -------

        West Palm Beach and Palm Beach County - In 1994, PL&D completed the sale of all of the original 1,428 acres located in West Palm Beach at the development known as "The Villages of Palm Beach Lakes". PL&D's only continuing interest in the project is its ownership in the Bear Lakes Country Club which under agreement with the membership can be turned over to the members when membership reaches 650. Current membership is 438. The club includes two championship golf courses designed by Jack Nicklaus.

        At Metrocentre, a 51-acre commercial/office park at the intersection of Interstate 95 and 45th Street in West Palm Beach, one site totaling 2.78 acres was sold in 1995. That site was sold to a national motel chain. The park consists of 17 parcels, of which 2 1/4 (7.3 acres) currently remain unsold. The park provides for 570,500 square feet of mixed commercial uses.

                                  Massachusetts
                                  -------------

        Perini Land and Development or Paramount Development Associates, Inc. ("Paramount"), a wholly-owned subsidiary of PL&D, owns the following projects:

        Raynham Woods Commerce Center,  Raynham - In 1987,  Paramount acquired a
409-acre site located in Raynham, Massachusetts, on which it had done preliminary investigatory and zoning work under an earlier purchase option period. During 1988, Paramount secured construction financing and completed infrastructure work on a major portion of the site (330 acres) which is being developed as a mixed use corporate campus style park known as "Raynham Woods Commerce Center". During 1989, Paramount completed the sale of a 24-acre site to be used as a headquarters facility for a division of a major U.S. company. During 1990, construction was completed on this facility. In 1990 construction was also completed on two new commercial buildings by Paramount. During 1992, a 17-acre site was sold to a developer who was working with a major national retailer. The site has since been developed into the first retail project in the park. No new land sales were made in 1993, but in 1994, an 11-acre site was sold to the same major U.S. company which had acquired land in 1989, and in 1995 a 4-acre site was sold to a major insurance company. Although the two Paramount commercial buildings owned within the park experienced some tenant turnover in late 1994 and into 1995, they remain 90% occupied. The park is planned to eventually contain 2.5 million square feet of office, R&D, light industrial and mixed commercial space.

        Easton Business Center, Easton - In 1989, Paramount acquired a 40-acre site in Easton, Massachusetts, which had already been partially developed. Paramount completed the work in 1990 and is currently marketing the site to commercial/industrial users. No sales were closed in 1995.

        Wareham - In early 1990, Paramount acquired an 18.9-acre parcel of land at the junction of Routes 495 and 58 in Wareham, Massachusetts. The property is being marketed to both retail and commercial/industrial users. No sales were closed in 1995.

                                     Georgia
                                     -------

        The Villages at Lake Ridge, Clayton County - During 1987, PL&D (49%) entered into a joint venture with 138 Joint Venture partners to develop a 348-acre planned commercial and residential community in Clayton County to be called "The Villages at Lake Ridge", six miles south of Atlanta's Hartsfield International Airport. By year end 1990, the first phase infrastructure and recreational amenities were in place. In 1991, the joint venture completed the infrastructure on 48 lots for phased sales of improved lots to single family home builders and sold nine. During 1992, the joint venture sold an additional 60 lots and also sold a 16-acre parcel for use as an elementary school. During 1993, unusually wet weather in the spring delayed construction on improvements required to deliver lots as scheduled. As a result, the sale of an additional 58 lots in 1993 were below expectation. Although 1994 started off strong, rising interest rates created a slowdown in activity later in the year. For the year, 52 lots were sold. In 1995, the pace picked up again and a record 72 lots were sold. Because most of the homes built within the development are to first time buyers, demand is highly sensitive to mortgage rates and other costs of ownership. Financing restrictions generally require the joint venture to allow developers to take down finished lots only as homes built on previously acquired lots are sold. As a result, any slowdown in home sales will influence joint venture sales quickly thereafter. The development plan calls for mixed residential densities of apartments and moderate priced single-family homes totaling 1,158 dwelling units in the residential tracts plus 220,000 square feet of retail and 220,000 square feet of office space in the commercial tracts.

        The Oaks at Buckhead, Atlanta - Sales commenced on this 217-unit residential condominium project at a site in the Buckhead section of Atlanta near the Lenox Square Mall in 1992. The project consists of 201 residences in a 30-story tower plus 16 adjacent three-story townhome residences. At year end 207 units were either sold or under contract. Sixty-nine of these units were closed in 1995, up from 53 for 1994. PL&D (50%) is developing this project in joint venture with a subsidiary of a major Taiwanese company.

                                   California
                                   ----------

        Rincon Center, San Francisco - Major construction on this mixed-use project in downtown San Francisco was completed in 1989. The project, constructed in two phases, consists of 320 residential rental units, approximately 423,000 square feet of office space, 63,000 square feet of retail space, and a 700-space parking garage. Following its completion in 1988, the first phase of the project was sold and leased back by the developing partnership. The first phase consists of about 223,000 square feet of office space and 42,000 square feet of retail space. The Phase I office space continues to be close to 100% leased with the regional telephone directory company as the major tenant on leases which run into early 1998. The retail space is currently 90% leased. Phase II of the project, which began operations in late 1989, consists of approximately 200,000 square feet of office space, 21,000 square feet of retail space, a 14,000 square foot U.S. postal facility, and 320 apartment units. Currently, close to 100% of the office space, 94% of the retail space and virtually all of the 320 residential units are leased. The major tenant in the office space in Phase II is the Ninth Circuit Federal Court of Appeals which is leasing approximately 176,000 square feet. That lease expires at the end of 1996. Currently, the space is being shown to potential tenants for possible 1997 occupancy. PL&D currently holds a 46% interest in and is managing general partner of the partnership which is developing the project. The land related to this project is being leased from the U.S. Postal Service under a ground lease which expires in 2050.

        In addition to the project financing and guarantees disclosed in the first, second and third paragraphs of Note 11 to Notes to Consolidated Financial Statements, the Company has advanced approximately $78 million to the partnership through December 31, 1995, of which approximately $5 million was advanced during 1995, primarily to paydown some of the principal portion of project debt which was renegotiated during 1993. In 1995, operations before principal repayment of debt created a positive cash flow on an annual basis.

        Two major loans on this property in aggregate totaling over $75 million were scheduled to mature in 1993. During 1993 both loans were extended for five additional years. To extend these loans, PL&D provided approximately $6 million in new funds which were used to reduce the principal balances of the loans. In 1995 and over the next three years, additional amortization will be required, some of which may not be covered by operating cash flow and, therefore, at least 80% of those funds not covered by operations will be provided by PL&D as managing general partner. Lease payments and loan amortization obligations at Rincon Center through 1997 are as follows: $7.5 million in 1996 and $7.3 million in 1997. Based on Company forecasts, it could be required to contribute as much as $9.4 million to cover these and possible tenant improvement requirements not covered by project cash flow through 1997. While the budgeted shortfall includes an estimate for tenant improvements, they may or may not be required. Although management believes operating expenses will be covered by operating cash flow at least through 1997, the interest rates on much of the debt financing covering Rincon Center are variable based on various rate indices. With the exception of approximately $20 million of the financing, none of the debt has been hedged or capped and is subject to market fluctuations. From time to time, the Company reviews the costs and anticipated benefits from hedging Rincon Center's interest rate commitments. Based on current costs to further hedge rate increases and market conditions, the Company has elected not to provide any additional hedges at this time.

        As part of the Rincon One sale and operating lease-back transaction, the joint venture agreed to obtain an additional financial commitment on behalf of the lessor to replace at least $33 million of long-term financing by January 1, 1998. If the joint venture has not secured a further extension or new commitment for financing on the property for at least $33 million, the lessor will have the right under the lease to require the joint venture to purchase the property for a stipulated amount of approximately $18.8 million in excess of the then outstanding debt. Management currently believes it will be able to extend the financing or refinance the building such that this sale back to the Company will not occur.


        During  1993  PL&D  agreed,  if  necessary,   to  lend  Pacific  Gateway

Properties (PGP), the other General Partner in the project, funds to meet its 20% share of cash calls. In return PL&D receives a priority return from the partnership on those funds and penalty fees in the form of rights to certain distributions due PGP by the partnership controlling Rincon. During 1993, 1994 and 1995, PL&D advanced $1.7 million, $.3 million and $.9 million, respectively, under this agreement, primarily to meet the principal payment obligations of the loan extensions described above.

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

        In addition to the project financing and guarantees disclosed in paragraphs four and five of Note 11 to Notes to Consolidated Financial Statements, the Company has advanced approximately $76 million to the joint venture through December 31, 1995, of which approximately $3.3 million was advanced during 1995, for the cost of operating expenses, debt amortization and interest payments. Further, it is anticipated the project may require additional funding by PL&D before it reaches stabilization which may take several years. During 1992, the majority partner in the joint venture sold its interest to a group put together by an existing limited partner. As a part of that transaction, PL&D relinquished its managing general partnership position to the buying group, but retained a wide range of approval rights. The result of the transaction was to strengthen the financial support for the project and led to an extension of the bank financing on the project to mid-1995. The $48 million of bank financing on the project was extended again in 1995 and currently matures in May, 1997, with an option by the borrower to extend an additional year.

        As part of Squaw Creek Associates partnership agreement, either partner may initiate a buy/sell agreement on or after January 1, 1997. Such buy/sell agreement, which is similar to those often found in real estate development partnerships, provides for the recipient of the offer to have the option of selling its share or purchasing its partners share at the proportionate amount applicable based on the offer price and the specific priority of payout as called for under the partnership agreement based on a sale and termination of the partnership. The Company does not anticipate such a circumstance, because until the end of the year 2001, the partner would lose the certainty of a $2 million annual preferred return currently guaranteed by the Company. However, an exercise of the buy/sell agreement by its partner could force the Company to sell its ownership at a price possibly significantly less than its full value should the Company be unable to buy out its partner and forced to sell at the price initiated by its partner.

        The operating results of this project are weather sensitive. For example, a large snowfall in late 1994 helped improve results during the 1994-5 ski season. As a result, through October of 1995, the resort showed marked improvement over the previous year. Snowfall in late 1995, however, did not match the previous year which adversely affected results in late 1995 and in early 1996.

        Corte Madera, Marin County - After many years of intensive planning, PL&D obtained approval for a 151 single-family home residential development on its 85-acre site in Corte Madera and, in 1991, was successful in gaining water rights for the property. In 1992, PL&D initiated development on the site which was continued into 1993. This development is one of the last remaining in-fill areas in southern Marin County. In 1993, when PL&D decided to scale back its operations in California, it also decided to sell this development in a transaction which closed in early 1994. The transaction calls for PL&D to get the majority of its funds from the sale of residential units or upon the sixth anniversary of the sale whichever takes place first and, although indemnified, to leave in place certain bonds and other assurances previously given to the town of Corte Madera guaranteeing performance in compliance with approvals previously obtained. Sale of the units began in August of 1995 and by year end, 10 units were under contract or closed.
                                     - 10 -

                                     Arizona
                                     -------

        I-10 West, Phoenix - In 1979, I-10 Industrial Park Developers ("I-10"), an Arizona partnership between Paramount Development Associates, Inc. (80%) and Mardian Development Company (20%), purchased approximately 160 acres of industrially zoned land located immediately south of the Interstate 10 Freeway, between 51st and 59th Avenues in the City of Phoenix. The project experienced strong demand through 1988. With the downturn in the Arizona real estate markets, subsequent to 1988, sales slowed. However, in 1995 the remaining 13.3 acres were sold and this project is sold out.

        Airport Commerce Center, Tucson - In 1982, the I-10 partnership purchased 112 acres of industrially zoned property near the Tucson International Airport. During 1983, the partnership added 54 acres to that project, bringing its total size to 166 acres. This project has experienced a low level of sales activity due to an excess supply of industrial property in the marketplace. However, the partnership built and fully leased a 14,600 square foot office/warehouse building in 1987 on a building lot in the park, which was sold during 1991. In 1990, the partnership sold 14 acres to a major airline for development as a processing center and, in 1992, sold a one acre parcel adjacent to the existing property. After experiencing no new sales in 1993, approximately 12 acres were sold in 1994 and an additional 24 acres were sold in 1995. Currently, 87 acres remain to be sold.

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

        Grove at Black Canyon, Phoenix - The project consists of an office park complex on a 30-acre site located off of Black Canyon Freeway, a major Phoenix artery, approximately 20 minutes from downtown Phoenix. When complete, the project will include approximately 650,000 square feet of office, hotel, restaurant and/or retail space. Development, which began in 1986, is scheduled to proceed in phases as market conditions dictate. In 1987, a 150,000 square foot office building was completed within the park and now is 97% leased with approximately half of the building leased to a major area utility company. During 1993, PL&D (50%) successfully restructured the financing on the project by obtaining a seven year extension with some amortization and a lower fixed interest rate. The annual amortization commitment is not currently covered by operating cash flow, which caused PL&D to have to provide approximately $1.2 million in 1994 and $.7 million in 1995 to cover the shortfall. In the near term it appears approximately $700,000 per year of support to cover loan amortization will continue to be required. No new development within the park was begun in 1994 nor were any land sales consummated. However, the lease covering space occupied by the major office tenant was extended an additional seven years to the year 2004 on competitive terms. In 1995, a day care center was completed on an 8-acre site along the north entrance of the park.

        Sabino Springs Country Club, Tucson - During 1990, the Tucson Board of Supervisors unanimously approved a plan for this 410-acre residential golf course community close to the foothills on the east side of Tucson. In 1991, that approval, which had been challenged, was affirmed by the Arizona Supreme Court. When developed, the project will consist of 496 single-family homes. An 18-hole Robert Trent Jones, Jr. designed championship golf course and clubhouse were completed within the project in 1995. In 1993, PL&D recorded the master plat on the project and sold a major portion of the property to an international real estate company. Although it will require some infrastructure development before sale, PL&D still retains 33 estate lots for sale in future years.

        Capitol Plaza, Phoenix - In 1988, PL&D acquired a 1.75-acre parcel of land located in the Governmental Mall area of Phoenix. Original plans were to either develop a 200,000 square foot office building on the site to be available to government and government related tenants or to sell the site. The project has currently been placed on hold pending a change in market conditions.

                                     General
                                     -------

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

        The well publicized real estate problems experienced by the commercial bank and savings and loan industries in the early 90's have resulted in sharply curtailed credit available to acquire and develop real estate; further, the continuing national weakness in commercial office markets has significantly slowed the pace at which PL&D has been able to proceed on certain of its development projects and its ability to sell developed product. In some or all cases, it has also reduced the sales proceeds realized on such sales and/or required extended payment terms.

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

        The Company has been replacing relatively low cost debt-free land in Florida acquired in the late 1950's with land purchased at current market prices. In 1995 and into the future, as the mix of land sold contains proportionately less low cost land, the gross margin on real estate revenues will decrease.

Insurance and Bonding
---------------------

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

        In conjunction with its construction business, the Company is often required to provide various types of surety bonds. The Company has dealt with the same surety for over 75 years and it has never been refused a bond. Although from time-to-time the surety industry encounters limitations affecting the bondability of very large projects and the Company occasionally has encountered limits imposed by its surety, these limits have not had an adverse impact on its operations.

Employees
---------

        The total number of personnel employed by the Company is subject to seasonal fluctuations, the volume of construction in progress and the relative amount of work performed by subcontractors. During 1995, the maximum number of employees employed was approximately 3,000 and the minimum was approximately 2,100.

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

ITEM 2.  PROPERTIES
-------------------

        Properties applicable to the Company's real estate development activities are described in detail by geographic area in Item 1. Business on pages 7 through 12. All other properties used in operations are summarized below:

                      Owned or Leased  Approximate    Approximate Square
Principal Offices        by Perini        Acres      Feet of Office Space
-----------------     ---------------  -----------   --------------------
Framingham, MA            Owned             9              110,000
Phoenix, AZ               Leased            -               22,000
Southfield, MI            Leased            -               13,900
San Francisco, CA         Leased            -                3,500
Hawthorne, NY             Leased            -               12,500
West Palm Beach, FL       Leased            -                5,000
Los Angeles, CA           Leased            -                2,000
Las Vegas, NV             Leased            -                3,000
Atlanta, GA               Leased            -                1,700
Chicago, IL               Leased            -               14,700
Philadelphia, PA          Leased            -                2,100
                                           --              -------
                                            9              190,400
                                           ==              =======
Principal Permanent Storage Yards
---------------------------------
Bow, NH                   Owned            70
Framingham, MA            Owned             6
E. Boston, MA             Owned             3
Las Vegas, NV             Leased            2
Novi, MI                  Leased            3
                                           --
                                           84
                                           ==

        The  Company's  properties  are  generally  well  maintained,   in  good
condition, adequate and suitable for the Company's purpose and fully utilized.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

        As previously reported, the Company is a party to an action entitled Mergentime Corporation et. al. v. Washington Metropolitan Transit Authority v. Insurance Company of North America (Civil Action No. 89-1055) in the U.S. District Court for the District of Columbia. The action involves WMATA's termination of the general contractor, a joint venture in which the Company was a minority partner, on two contracts to construct a portion of the Washington, D.C. subway system, and certain claims by the joint venture against WMATA for claimed delays and extra work.

        On July 30, 1993, the Court upheld the termination for default, and found both joint venturers and their surety jointly and severally liable to WMATA for damages in the amount of $16.5 million, consisting primarily of WMATA's excess reprocurement costs, but specifically deferred ruling on the amount of the joint venture's claims against WMATA. Since the other joint venture partner may be unable to meet its financial obligations under the award, the Company could be liable for the entire amount.

        At the direction of the judge now presiding over the action, during the third quarter of 1995, the parties submitted briefs on the issue of WMATA's liability on the joint venture's claims for delays and for extra work. As a result of that process, the company established a reserve with respect to the litigation. Management believes the reserve should be adequate to cover the potential ultimate liability in this matter.

        In the ordinary course of its construction business, the Company is engaged in other lawsuits. The Company believes that such lawsuits are usually unavoidable in major construction operations and that their resolution will not materially affect its results of future operations and financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

        None.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

        The Company's common stock is traded on the American Stock Exchange under the symbol "PCR". The quarterly market price ranges (high-low) for 1995 and 1994 are summarized below:


                                             1995                  1994
                                       --------------        --------------
Market Price Range per Common Share:    High     Low          High     Low
-----------------------------------    ------   -----        ------   -----
Quarter Ended
  March 31                             11 7/8 -  9 3/8       13 7/8 - 11 1/4
  June 30                              11 1/2 -  9 1/2       13 3/8 - 10 7/8
  September 30                         13 3/8 - 10 1/8       11 1/2 -  9 1/8
  December 31                          12 1/4 -  7 7/8       11 1/8 -  9 1/8

        For  information on dividend  payments,  see Selected  Financial Data in
Item 6 below and "Dividends" under Management's Discussion and Analysis on Item 7 below.

        As of March 1, 1996, there were approximately 1,327 record holders of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(In thousands, except per share data)


OPERATING SUMMARY                       1995        1994        1993        1992        1991
                                        ----        ----        ----        ----        ----

Revenues
  Construction operations            $1,056,673  $  950,884  $1,030,341  $1,023,274  $  919,641

  Real estate operations                 44,395      61,161      69,775      47,578      72,267
                                     ----------- ----------- ----------- ----------- ----------
     Total Revenues                  $1,101,068  $1,012,045  $1,100,116  $1,070,852  $  991,908
                                     ----------- ----------- ----------- ----------- ----------

Gross Profit                         $   14,855  $   51,797  $   52,786  $   22,189  $   60,854
General, Administrative & Selling
  Expenses                              (37,283)    (42,985)    (44,212)    (41,328)    (48,530)
                                     ----------- ----------- ----------- ----------- -----------
Income (Loss) From Operations        $  (22,428) $    8,812  $    8,574  $  (19,139) $   12,324

Other Income (Expense), Net                 814        (856)      5,207         436       1,136
Interest Expense                         (8,582)     (7,473)     (5,655)     (7,651)     (9,022)
                                     ----------- ----------- ----------- ----------- -----------
Income (Loss) Before Income Taxes    $  (30,196) $      483  $    8,126  $  (26,354) $    4,438
(Provision) Credit for Income Taxes       2,611        (180)     (4,961)      9,370      (1,260)
                                     ----------- ----------- ----------- ----------- -----------
Net Income (Loss)                    $  (27,585) $      303  $    3,165  $  (16,984) $    3,178
                                     ----------- ----------- ----------- ----------- ----------

Per Share of Common Stock:
  Earnings (loss)                    $    (6.38) $     (.42) $      .24  $    (4.69) $      .27
                                     ----------- ----------- ----------- ----------- ----------
  Cash dividends declared            $    -      $    -      $    -      $    -      $    -
                                     ----------- ----------- ----------- ----------- ------
  Book value                         $    17.06  $    23.79  $    24.49  $    23.29  $    28.96
                                     ----------- ----------- ----------- ----------- ----------

Weighted Average Number
  of Common Shares Outstanding            4,655       4,380       4,265       4,079       3,918
                                     ----------- ----------- ----------- ----------- ----------

FINANCIAL POSITION SUMMARY

Working Capital                      $   36,545  $   29,948  $   36,877  $   31,028  $   30,724
                                     ----------- ----------- ----------- ----------- ----------

Current Ratio                            1.12:1      1.13:1      1.17:1      1.14:1      1.16:1

Long-term Debt, less current
  maturities                         $   84,155  $   76,986  $   82,366  $   85,755  $   96,294
                                     ----------- ----------- ----------- ----------- ----------
Stockholders' Equity                 $  105,606  $  132,029  $  131,143  $  121,765  $  138,644
                                     ----------- ----------- ----------- ----------- ----------
Ratio of Long-term Debt to Equity         .80:1       .58:1       .63:1       .70:1       .69:1
                                     ----------- ----------- ----------- ----------- ----------

Total Assets                         $  539,251  $  482,500  $  476,378  $  470,696  $  498,574
                                     ----------- ----------- ----------- ----------- ----------

OTHER DATA

Backlog at Year-end                  $1,534,522  $1,538,779  $1,238,141  $1,169,553  $1,233,958
                                     ----------- ----------- ----------- ----------- ----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS -
1995 COMPARED TO 1994

        The Company's 1995 operations resulted in a net loss of $27.6 million or $6.38 per common share on revenues of $1.1 billion compared to net income of $.3 million or a loss of $.42 per common share (after giving effect to the dividend payments required on its preferred stock) on revenues of $1.0 billion in 1994. The primary reasons for this decrease in earnings were a pretax charge of $25.6 million in connection with previously disclosed litigation in Washington, D.C. and downward revisions in estimated probable recoveries on certain outstanding contract claims, and lower than normal profit margins on certain heavy construction contracts, including a significant reduction in the profit level on a tunnel project in the Midwest.

        Revenues reached a record level of $1.101 billion in 1995, an increase of $89 million (or 9%) compared to the 1994 revenues of $1.012 billion. This increase resulted primarily from an increase in construction revenues of $106 million (or 11%) from $.951 billion in 1994 to $1.057 billion in 1995. This increase in construction revenues resulted primarily from an increase in building construction revenues of $122 million (or 19%), from $626 million in 1994 to $748 million in 1995, primarily due to substantially increased volume in the Midwest region resulting from a substantially higher backlog in that area entering 1995 combined with several hotel/casino projects acquired during 1995. This increase was partially offset by a decrease in building construction revenues in the Eastern and Western regions, as well as in the overall heavy construction operations, due primarily to the timing in the start-up of several significant new projects and the completion early in 1995 of several other major projects. Revenues from real estate operations also decreased by $16.8 million (or 27%) from $61.2 million in 1994 to $44.4 million in 1995 due to the non-recurring sale in 1994 of two investment properties ($8.3 million) and fewer land sales in Massachusetts and California during 1995.

        In spite of the 9% increase in revenues, the gross profit in 1995 decreased by $36.9 million, from $51.8 million in 1994 to $14.9 million in 1995, due primarily to an overall decrease in gross profit from construction operations of $32.1 million (or 67%), from $48.0 million in 1994 to $15.9 million in 1995. The primary reasons for this decrease were a pretax charge of $25.6 million in connection with previously disclosed litigation in Washington, D.C. (as more fully discussed in Note 11 to Notes to Consolidated Financial Statements) and downward revisions in estimated probable recoveries on certain outstanding contract claims, and lower than normal profit margins on certain heavy construction contracts, including a significant reduction in the profit level on a tunnel project in the Midwest. In addition, the overall gross profit from real estate operations decreased by $4.8 million, from a profit of $3.8 million in 1994 to a loss of $1.0 million in 1995 due to the sale in 1994 of the last parcels of high margin land in Florida and in a project in Massachusetts which was partially offset by improved operating results in 1995 from its two major on-going operating properties in California.

        Total general, administrative and selling expenses decreased by $5.7 million (or 13%) from $43.0 million in 1994 to $37.3 million in 1995. This decrease primarily reflects reduced bonuses, an increased allocation of various insurance costs to projects in 1995, and a continuation during 1995 of the Company's re-engineering efforts commenced in prior years.

        The increase in other income (expense), net, of $1.7 million, from a net expense of $.9 million in 1994 to a net income of $.8 million in 1995, is primarily due to an increase in interest income and, to a lesser extent, a gain realized on the sale of certain underutilized operating facilities, including a quarry, in 1995.

        The increase in interest expense of $1.1 million (or 15%), from $7.5 million in 1994 to $8.6 million in 1995, primarily results from a higher average level of borrowings during 1995.

        The Company recognized a tax benefit in 1995 equal to $2.6 million or 9% of the pretax loss. A portion of the tax benefit related to the 1995 loss was not recognized because of certain accounting limitations. However, an amount estimated to be approximately $20 million of future pretax earnings should benefit from minimal, if any, tax charges.

           ----------------------------------------------------------

        Looking ahead, we must consider the Company's  construction  backlog and
                                     - 16 -
remaining inventory of real estate projects. The overall construction backlog at the end of 1995 was $1.535 billion which approximates the 1994 record year-end backlog of $1.539 billion. This backlog has a better balance between building and heavy work and a higher overall estimated profit margin.

        With the sale of the final 21 acres during 1994, the Company's Villages of Palm Beach Lakes, Florida land inventory was completely sold out. Because of its low book value, sales of this acreage have provided a major portion of the Company's real estate profit in recent years. With the sale of this property complete, the Company's ability to generate profit from real estate sales and the related gross margin will be reduced as was the case in 1995. Between 1989 and 1995, property prices in general have fallen substantially due to the reduced liquidity in real estate markets and reduced demand. Recently, the Company has noted improvement in some property areas. This trend has had some effect on residential property sales which were closed in 1995. However, this trend is still neither widespread nor proven to be sustainable.

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

Revenues amounted to $1.012 billion in 1994 compared to $1.100 billion in 1993, a decrease of $88 million (or 8%). This decrease resulted primarily from a net decrease in construction revenues of $79 million (or 8%) from $1.030 billion in 1993 to $.951 billion in 1994 due to a decrease in volume from building operations of $126 million (or 17%), from $752 million in 1993 to $626 million in 1994. The decrease in revenue from building operations was primarily due to the prolonged start-up phases on certain projects. This decrease was partially offset by an increase in revenues from civil and environmental construction operations of $47 million (or 17%), from $278 million in 1993 to $325 million in 1994, due to an increased heavy construction backlog going into 1994. In addition to the overall decrease in construction revenues, revenues from real estate operations decreased $8.6 million (or 12%), from $69.8 million in 1993 to $61.2 million in 1994, due primarily to the non-recurring sale ($23.2 million) in 1993 of a partnership interest in certain commercial rental properties in San Francisco and a $5.2 million decrease in land sales in Arizona. The decrease in real estate revenues was partially offset from the sale of two investment properties in 1994 ($8.3 million) and increased land sales in Massachusetts ($5.4 million) and California ($4.9 million).

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

Total general, administrative and selling expenses decreased by $1.2 million (or 3%) in 1994, from $44.2 million in 1993 to $43.0 million in 1994 due to several factors, the more significant ones being a $2.1 million expense for severance incurred in 1993 in connection with re-engineering some of the business units, which was partially offset by the full year impact of expenses related to the acquisition referred to in Note 1 to Notes to Consolidated Financial Statements.

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

FINANCIAL CONDITION

CASH AND WORKING CAPITAL

During 1995, the Company provided $24.6 million in cash from operating activities, primarily due to an overall increase in accounts payable and advances from joint ventures; $9.0 million from financing activities due to an increase in borrowings under its revolving credit facility; and $23.9 million from cash distributions from certain joint ventures. These increases in cash were used to increase cash on hand by $21.2 million, with the balance used for various investment activities, primarily to fund construction and real estate joint ventures. In addition, the Company has future financial commitments to certain real estate joint ventures as described in Note 11 to Notes to Consolidated Financial Statements.

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

Since  1990,  the  Company  has paid down $44.3  million of real  estate debt on wholly-owned real estate projects (from $50.9 million to $6.6 million), utilizing proceeds from sales of property and general corporate funds. Similarly, real estate joint venture debt has been reduced by $158 million over the same period. As a result, the Company has reached a point at which revenues from further real estate sales that, in the past, have been largely used to retire real estate debt will be increasingly available to improve general corporate liquidity. With the exception of the major properties referred to in
Note 11 to Notes to Consolidated Financial Statements, this trend should continue over the next several years with debt on projects often being fully repaid prior to full project sell-out. On the other hand, the softening of the national real estate market coupled with problems in the commercial banking industry have significantly reduced credit availability for both new real estate development projects and the sale of completed product, sources historically relied upon by the Company and its customers to meet liquidity needs for its real estate development business. The Company has addressed this problem by relying on corporate borrowings, extending certain maturing real estate loans
(with such extensions usually requiring pay downs and increased annual amortization of the remaining loan balance), suspending the acquisition of new real estate inventory, significantly reducing development expenses on certain projects, utilizing treasury stock in partial payment of amounts due under certain of its incentive compensation plans, utilizing cash internally generated from operations and, during the first quarter of 1992, selling its interest in Monenco. In addition, in January 1993, the Company sold its majority interest in Majestic for approximately $31.7 million in cash. Since Majestic had been fully consolidated, the net result to the Company was to increase working capital by $8 million and cash by $4 million. In addition, the Company implemented a company-wide cost reduction program in 1990, and again in 1991 and 1993 to improve long-term financial results and suspended the dividend on its common stock during the fourth quarter of 1990. Also, the Company increased the aggregate amount available under its revolving credit agreement during the period from $70 million to $114.5 million at December 31, 1995. Effective February 26, 1996, the Company entered into a Bridge Loan Agreement for an additional $15 million through July 31, 1996 (see Note 4 to Notes to Consolidated Financial Statements). Management believes that cash generated from operations, existing credit lines and additional borrowings should probably be adequate to meet the Company's funding requirements for at least the next twelve months. However, the withdrawal of many commercial lending sources from both the real estate and construction markets and/or restrictions on new borrowings and extensions on maturing loans by these very same sources cause uncertainties in predicting liquidity. In addition to internally generated funds, the Company has access to additional funds under its long-term revolving credit facility and Bridge Loan Agreement. At December 31, 1995, the Company has $24.5 million available under its revolving credit facility and, effective February 26, 1996, an additional $15 million became available under the Bridge Loan Agreement. The financial covenants to which the Company is subject include minimum levels of working capital, debt/net worth ratio, net worth level and interest coverage, all as defined in the loan documents. Although the Company was in violation of certain of the covenants during the latter part of 1995, it obtained waivers of such violations and, effective February 26, 1996, received modifications to the Credit Agreement which eliminated any non-compliance.

The working capital current ratio stood at 1.12:1 at the end of 1995, compared to 1.13:1 at the end of 1994 and to 1.17:1 at the end of 1993. Of the total working capital of $36.5 million at the end of 1995, approximately $6 million may not be converted to cash within the next 12 to 18 months.

LONG-TERM DEBT

Long-term debt was $84.2 million at the end of 1995, which represented an increase of $7.2 million compared with $77 million at the end of 1994, which was a decrease of $5.4 million compared with $82.4 million at the end of 1993. The ratio of long-term debt to equity increased from .58:1 at the end of 1994 to
 .80:1 at the end of 1995 due to the increase in long-term debt coupled with the negative impact on equity as a result of the net loss experienced by the Company in 1995. The ratio of long-term debt to equity improved from .63:1 at the end of 1993 to .58:1 at the end of 1994 due to the decrease in long-term debt achieved in 1994.

STOCKHOLDERS' EQUITY

The Company's book value per common share stood at $17.06 at December 31, 1995, compared to $23.79 per common share and $24.49 per common share at the end of 1994 and 1993, respectively. The major factor impacting stockholders' equity during the three-year period under review was the net loss recorded in 1995 and, to a lesser extent, preferred dividends paid or accrued, and treasury stock issued in partial payment of incentive compensation.

At December 31, 1995, there were 1,346 common stockholders of record based on the stockholders list maintained by the Company's transfer agent.

DIVIDENDS

During 1993 and 1994, the Company paid the regular quarterly cash dividends of $5.3125 per share on the Company's convertible exchangeable preferred shares for an annual total of $21.25 per share (equivalent to quarterly dividends of $.53125 per depositary share for an annual total of $2.125 per depositary share). During 1995, the Board of Directors continued to declare and pay the regular quarterly cash dividend on the Company's preferred stock through
December 15, 1995. In conjunction with the covenants of the new Amended Revolving Credit Agreement (see Note 4 to Notes to Consolidated Financial
Statements), the Company is required to suspend the payment of quarterly dividends on its preferred stock until the Bridge Loan commitment is no longer outstanding, if a default exists under the terms of the Amended Revolving Credit Agreement, or if the ratio of long-term debt to equity exceeds 50%. Therefore, the dividend that normally would have been declared during December of 1995 and payable on March 15, 1996 has not been declared (although it has been fully accrued due to the "cumulative" feature of the preferred stock). The Board of Directors intends to resume payment of the cumulative dividend on the Company's preferred stock as the Company satisfies the terms of the new credit agreement and the Board deems it prudent to do so. There were no cash dividends declared during the three-year period ended December 31, 1995 on the Company's outstanding common stock. It is Management's intent to recommend reinstating dividends on common stock once it is prudent to do so.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

        The Reports of Independent Public Accountants, Consolidated Financial Statements, and Supplementary Schedules, are set forth on the pages that follow in this Report and are hereby incorporated herein.


        ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

        Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving election of directors in connection with the Annual Meeting of Stockholders to be held on May 16, 1996 (the "Proxy Statement"), which section is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1995 pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended.

        Listed below are the names, offices held, ages and business experience of all executive officers of the Company.


NAME, OFFICES HELD                YEAR FIRST ELECTED TO PRESENT OFFICE
     AND AGE                             AND BUSINESS EXPERIENCE

David B. Perini, He has served as a Director, President, Chief Executive Director, Chairman, Officer and Acting Chairman since 1972. He became Chairman
President and       on March 17, 1978 and has worked for the Company  since 1962
Chief Executive     in various capacities.  Prior to being elected President, he
Officer - 58        served as Vice President and General Counsel.

Richard J. Rizzo, He has served in this capacity since January, 1994, which Executive Vice entails overall responsibility for the Company's building President, Building construction operations. Prior thereto, he served as Construction - 52 President of Perini Building Company (formerly known as
                    Mardian Construction Co.) since 1985, and in various other operating capacities since 1977.

John H. Schwarz, He has served as Executive Vice President, Finance and Executive Vice Administration since August, 1994, and as Chief Executive President, Finance Officer of Perini Land and Development Company, which and Administration entails overall responsibility for the Company's real estate of the Company and operations since April, 1992. Prior to that, he served as Chief Executive Vice President, Finance and Controls of Perini Land and Officer of Perini Development Company. Previously, he served as Treasurer from
Land and            August,  1984, and Director of Corporate Planning since May,
Development         1982.  He joined the Company in 1979 as Manager of Corporate
Company - 57        Development.

Donald E. Unbekant, He has served in this capacity since January, 1994, which Executive Vice entails overall responsibility for the Company's civil and President, Civil environmental construction operations. Prior thereto, he and Environmental served in the Metropolitan New York Division of the Company Construction - 64 as President since 1992, Vice President and General Manager since 1990 and Division Manager since 1984.

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

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

        In response to Items 11-13, reference is made to the information to be set forth in the section entitled "Election of Directors" in the Proxy Statement, which is incorporated herein by reference.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

                       PERINI CORPORATION AND SUBSIDIARIES
                       -----------------------------------

(a)1.    The  following   financial   statements  and  supplementary   financial
         information are filed as part of this report:

                                                                         Pages
                                                                         -----
         Financial Statements of the Registrant
         --------------------------------------

         Consolidated Balance Sheets as of December 31, 1995 and
         1994                                                         23 - 24

         Consolidated  Statements  of  Operations  for  the  three
         years  ended December 31, 1995, 1994 and 1993                25

         Consolidated  Statements of Stockholders' Equity for the
         three years ended December 31, 1995, 1994 and 1993           26

         Consolidated Statements of Cash Flows for the three years
         ended  December 31, 1995, 1994 and 1993                      27 - 28


         Notes to Consolidated Financial Statements                   29 - 41

         Report of Independent Public Accountants                          42

(a)2. The following financial statement schedules are filed as part of this report:
                                                                         Pages
                                                                         -----

         Report of Independent Public Accountants on Schedule              43

         Schedule II -- Valuation and Qualifying Accounts and Reserves     44

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

(a)3.    Exhibits

         The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on pages 45 and 46. The Company will furnish a copy of any exhibit not included herewith to any holder of the Company's common and preferred stock upon request.

(b) During the quarter ended December 31, 1995, the Registrant made no filings on Form 8-K.

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                PERINI CORPORATION
                                (Registrant)


Dated:  March 27, 1996          s/David B. Perini
                                -----------------
                                David B. Perini
                                Chairman, President and Chief Executive Officer


        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


             Signature                       Title                    Date
             ---------                       -----                    ----

(i)  Principal Executive Officer
     David B. Perini                 Chairman, President and
                                     Chief Executive Officer
s/David B. Perini                                                 March 27, 1996
------------------
David B. Perini

(ii) Principal Financial Officer
     John H. Schwarz                 Executive Vice President,
                                     Finance & Administration
s/John H. Schwarz                                                 March 27, 1996
------------------
John H. Schwarz

(iii) Principal Accounting Officer
      Barry R. Blake                 Vice President and
                                     Controller
s/Barry R. Blake                                                  March 27, 1996
------------------
Barry R. Blake

(iv)  Directors

       David B. Perini                        )
       Joseph R. Perini                       ) By
       Richard J. Boushka                     )
       Marshall M. Criser                     ) s/David B. Perini
                                                -----------------
       Thomas E. Dailey                       ) David B. Perini
       Albert A. Dorman                       )
       Arthur J. Fox, Jr.                     ) Attorney in Fact
       John J. McHale                         ) Dated:  March 27, 1996
       Jane E. Newman                         )
       Bart W. Perini                         )


Consolidated Balance Sheets
December 31, 1995 and 1994

(In thousands except per share data)

Assets
------

                                                                                                 1995         1994
                                                                                                 ----         ----

CURRENT ASSETS:
  Cash, including cash equivalents of $29,059 and $3,518 (Note 1)                            $ 29,059     $  7,841
  Accounts and notes receivable, including retainage of $69,884 and $63,344                   180,978      151,620
  Unbilled work (Note 1)                                                                       28,304       20,209
  Construction joint ventures (Notes 1 and 2)                                                  61,846       66,346
  Real estate inventory, at the lower of cost or market (Note 1)                               14,933       11,525
  Deferred tax asset (Notes 1 and 5)                                                           13,039        6,066
  Other current assets                                                                          2,186        3,041
                                                                                             --------     --------
    Total current assets                                                                     $330,345     $266,648
                                                                                             --------     --------

REAL ESTATE DEVELOPMENT INVESTMENTS:
  Land held for sale or development (including land development costs) at
    the lower of cost or market (Note 1)                                                     $ 41,372     $ 43,295
  Investments in and advances to real estate joint ventures
    (Notes 1, 2 and 11)                                                                       148,225      148,843
  Real estate properties used in operations, less accumulated depreciation
    of $3,444 and $3,698                                                                        2,964        6,254
  Other                                                                                           302           80
                                                                                             --------     --------
    Total real estate development investments                                                $192,863     $198,472
                                                                                             --------     --------

PROPERTY AND EQUIPMENT, at cost:
  Land                                                                                       $    809     $  1,134
  Buildings and improvements                                                                   13,548       13,653
  Construction equipment                                                                       15,597       15,249
  Other equipment                                                                               9,911       12,552
                                                                                             --------     --------
                                                                                             $ 39,865     $ 42,588
  Less - Accumulated depreciation (Note 1)                                                     27,299       29,082
                                                                                             --------     --------
    Total property and equipment, net                                                        $ 12,566     $ 13,506
                                                                                             --------     --------

OTHER ASSETS:
  Other investments                                                                          $  1,839     $  2,174
  Goodwill (Note 1)                                                                             1,638        1,700
                                                                                             --------     --------
    Total other assets                                                                       $  3,477     $  3,874
                                                                                             --------     --------

                                                                                             $539,251     $482,500


The accompanying notes are an integral part of these financial statements.


Liabilities and Stockholders' Equity


                                                                                                   1995           1994
                                                                                                   ----           ----

CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 4)                                                $  5,697       $  5,022
  Accounts payable, including retainage of $58,749 and $52,224                                  197,052        148,055
  Advances from construction joint ventures (Note 2)                                             34,830          8,810
  Deferred contract revenue (Note 1)                                                             23,443         38,929
  Accrued expenses                                                                               32,778         35,884
                                                                                               ---------      --------
    Total current liabilities                                                                  $293,800       $236,700
                                                                                               ---------      --------

DEFERRED INCOME TAXES AND OTHER LIABILITIES (Notes 1, 5 & 6)                                     52,663       $ 33,488
                                                                                               ---------      --------

LONG-TERM DEBT, less current maturities included above (Note 4):
  Real estate development                                                                      $  3,660       $  6,502
  Other                                                                                          80,495         70,484
                                                                                               ---------      --------
    Total long-term debt                                                                       $ 84,155       $ 76,986
                                                                                               ---------      --------

MINORITY INTEREST (Note 1)                                                                     $  3,027       $  3,297
                                                                                               ---------      --------

CONTINGENCIES AND COMMITMENTS (Note 11)

STOCKHOLDERS' EQUITY (Notes 1, 7, 8, 9 and 10):
  Preferred stock, $1 par value -
    Authorized - 1,000,000 shares
    Issued and outstanding - 100,000 shares
      ($25,000 aggregate liquidation preference)                                               $    100       $    100
  Series A junior participating preferred stock, $1 par value -
    Authorized - 200,000
    Issued - none                                                                                   -              -
  Common stock, $1 par value -
    Authorized - 15,000,000 shares
    Issued - 4,985,160 shares                                                                     4,985          4,985
  Paid-in surplus                                                                                57,659         59,001
  Retained earnings                                                                              52,062         81,772
  ESOT related obligations                                                                       (4,965)        (6,009)
                                                                                               ---------      ---------
                                                                                               $109,841       $139,849

  Less - Common stock in treasury, at cost - 265,735 shares and 490,674 shares                    4,235          7,820
                                                                                               ---------      --------


    Total stockholders' equity                                                                 $105,606       $132,029
                                                                                               ---------      --------


                                                                                               $539,251       $482,500


Consolidated Statements of Operations
For the years ended December 31, 1995, 1994 & 1993

(In thousands, except per share data)


                                                                              1995              1994              1993
                                                                              ----              ----              ----


REVENUES (Notes 2 and 13)                                               $1,101,068        $1,012,045        $1,100,116
                                                                        -----------       -----------       ----------

COSTS AND EXPENSES (Notes 2 and 10):
  Cost of operations                                                    $1,086,213        $  960,248        $1,047,330
  General, administrative and selling expenses                              37,283            42,985            44,212
                                                                        -----------       -----------       ----------
                                                                        $1,123,496        $1,003,233        $1,091,542
                                                                        -----------       -----------       ----------

INCOME (LOSS) FROM OPERATIONS (Note 13)                                 $  (22,428)       $    8,812        $    8,574
                                                                        -----------       -----------       ----------

  Other income (expense), net (Note 6)                                         814              (856)            5,207
  Interest expense (Notes 3 and 4)                                          (8,582)           (7,473)           (5,655)
                                                                        -----------       -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES                                       $  (30,196)       $      483        $    8,126

(Provision) credit for income taxes (Notes 1 and 5)                          2,611              (180)           (4,961)
                                                                        -----------       -----------       -----------

NET INCOME (LOSS)                                                       $  (27,585)       $      303        $    3,165
                                                                        ===========       ===========       ==========


EARNINGS (LOSS) PER COMMON SHARE (Note 1)                               $    (6.38)       $     (.42)       $      .24
                                                                        ===========       ===========       ==========



The accompanying notes are an integral part of these financial statements.


Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 1995, 1994 & 1993

(In thousands, except per share data)

                                                                                     Cumulative        ESOT
                                   Preferred    Common     Paid-In      Retained     Translation      Related       Treasury
                                     Stock       Stock     Surplus      Earnings     Adjustment     Obligation       Stock

-------------------------------- ------------- --------- ------------ ------------ ------------- --------------- --------------
Balance-December 31, 1992          $100        $4,985    $60,019      $ 82,554     $(4,696)       $(7,888)       $(13,309)
-------------------------------- ------------- --------- ------------ ------------ ------------- --------------- --------------
Net income                           -            -          -           3,165         -              -               -
Preferred stock-cash
dividends declared
($21.25 per share*)                  -            -          -          (2,125)        -              -               -
Treasury stock issued in
partial payment of
incentive compensation               -            -         (143)          -           -              -             2,872
Restricted stock awarded             -            -           (1)          -           -              -                 8
Related to Sale of
Majestic                             -            -          -             -         4,696            -               -
Payments related to ESOT
notes                                -            -          -             -           -              906             -
-------------------------------- ------------- --------- ------------ ------------ ------------- --------------- --------------
Balance-December 31, 1993          $100        $4,985    $59,875      $ 83,594     $   -          $(6,982)       $(10,429)
-------------------------------- ------------- --------- ------------ ------------ ------------- --------------- --------------
Net Income                           -           -          -              303         -             -               -
Preferred stock-cash
dividends declared
($21.25 per share*)                  -           -          -           (2,125)        -             -               -
Treasury stock issued in
partial payment of
incentive compensation               -           -          (835)         -            -             -              2,444
Restricted stock awarded             -           -           (39)         -            -             -                165
Payments related to ESOT                                                                                             -
notes                                -           -          -             -            -              973
-------------------------------- ------------- --------- ------------ ------------ ------------- --------------- --------------
Balance-December 31, 1994          $100        $4,985    $59,001      $ 81,772     $   -          $(6,009)       $ (7,820)
-------------------------------- ------------- --------- ------------ ------------ ------------- --------------- --------------
Net Loss                             -           -          -          (27,585)        -             -               -
Preferred stock-cash
dividends declared or
accrued ($21.25 per
share*)                              -           -          -           (2,125)        -             -               -
Treasury stock issued in
partial payment of
incentive compensation               -           -        (1,342)         -            -             -              3,585
Payments related to ESOT
notes                                -           -          -             -            -            1,044            -
-------------------------------- ------------- --------- ------------ ------------ ------------- --------------- --------------
Balance-December 31, 1995          $100        $4,985    $57,659      $ 52,062     $   -          $(4,965)       $ (4,235)
-------------------------------- ------------- --------- ------------ ------------ ------------- --------------- --------------



*Equivalent to $2.125 per depositary share (see Note 7).

The accompanying notes are an integral part of these financial statements.


Consolidated Statements of Cash Flows
For the years ended December 31, 1995, 1994 & 1993

(In thousands)

Cash Flows from Operating Activities:                                               1995           1994            1993
                                                                                  --------       --------        --------

Net income (loss)                                                                 $(27,585)      $    303        $  3,165
Adjustments to reconcile net income (loss) to net cash from
  operating activities -
  Depreciation and amortization                                                      2,769          2,879           3,515
  Non-current deferred taxes and other liabilities                                  19,175         (5,306)         11,239
  Distributions greater (less) than earnings of joint ventures
    and affiliates                                                                  12,880          2,995          (2,821)
  Gain on sale of Majestic (Note 6)                                                   -              -             (4,631)
  Cash provided from (used by) changes in  components  of working  capital other than cash, notes payable and current maturities
    of long-term debt                                                               16,571        (14,119)        (19,653)
  Real estate development investments other than joint ventures                      2,757         11,451          10,908
  Other non-cash items, net                                                         (2,174)        (3,231)         (3,299)
                                                                                  ---------      ---------       ---------
  NET CASH PROVIDED FROM (USED BY) OPERATING ACTIVITIES                           $ 24,573       $ (5,028)       $ (1,577)
                                                                                  ---------      ---------       ---------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment                                    $  3,115       $    989        $  1,344
  Cash distributions of capital from unconsolidated joint
    ventures                                                                      $ 23,858         13,112           4,977
  Acquisition of property and equipment                                             (1,960)        (2,493)         (4,387)
  Improvements to land held for sale or development                                   (193)          (334)         (4,227)
  Improvements to real estate properties used
    in operations                                                                     (263)          (140)           (614)
  Capital contributions to unconsolidated joint ventures                           (29,373)       (20,199)        (24,579)
  Advances to real estate joint ventures, net                                       (7,735)        (6,559)        (16,031)
  Proceeds from sale of Majestic, net of subsidiary's cash                             -              -             4,377
  Investments in other activities                                                      190             14             -
                                                                                  ---------      ---------       ------
  NET CASH USED BY INVESTING ACTIVITIES                                           $(12,361)      $(15,610)       $(39,140)
                                                                                  ---------      ---------       ---------










Consolidated Statements of Cash Flows (Continued)
For the years ended December 31, 1995, 1994 & 1993

(In thousands)
Cash Flows from Financing Activities:
  Proceeds from long-term debt                                                    $ 12,033       $  3,127        $  8,014
  Repayment of long-term debt                                                       (3,145)       (10,129)        (11,600)
  Cash dividends paid                                                               (2,125)        (2,125)         (2,125)
  Treasury stock issued                                                              2,243          1,735           2,736
                                                                                  ---------      ---------       --------
  NET CASH PROVIDED FROM (USED BY) FINANCING ACTIVITIES                           $  9,006       $ (7,392)       $ (2,975)
                                                                                  ---------      ---------       ---------
Net Increase (Decrease) in Cash                                                   $ 21,218       $(28,030)       $(43,692)
Cash and Cash Equivalents at Beginning of Year                                       7,841         35,871          79,563
                                                                                  ---------      ---------       --------
Cash and Cash Equivalents at End of Year                                          $ 29,059       $  7,841        $ 35,871
                                                                                  =========      =========       ========

Supplemental Disclosures of Cash Paid During the Year For:
  Interest                                                                        $  8,715       $  7,308        $  5,947
                                                                                  =========      =========       ========
  Income tax payments                                                             $    121       $  1,176        $    843
                                                                                  =========      =========       ========



The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1995 1994 & 1993

[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[a] Principles of Consolidation
-------------------------------
The   consolidated   financial   statements   include  the  accounts  of  Perini
Corporation,  its  subsidiaries  and certain  majority-owned  real estate  joint ventures (the "Company"). All subsidiaries are currently wholly-owned. All significant intercompany transactions and balances have been eliminated in consolidation. Non-consolidated joint venture interests are accounted for on the equity method with the Company's share of revenues and costs in these interests included in "Revenues" and "Cost of Operations," respectively, in the accompanying consolidated statements of operations. All significant intercompany profits between the Company and its joint ventures have been eliminated in consolidation. Taxes are provided on joint venture results in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes".

Effective July 1, 1993, the Company acquired Gust K. Newberg Construction Co.'s ("Newberg") interest in certain construction projects and related equipment. The purchase price for the acquisition was (i) approximately $3 million in cash for the equipment paid by a third party leasing company, which in turn simultaneously entered into an operating lease agreement with the Company for the use of said equipment, (ii) $1 million in cash paid by the Company, and
(iii) 50% of the aggregate of net profits earned from each project from April 1, 1993 through December 31, 1994 and, with regard to one project, through December 31, 1995. This acquisition has been accounted for as a purchase. If this acquisition had been consummated as of January 1, 1993, the 1993 pro forma results would have been. Revenues of $1,134,264,000 and Net Income of $3,724,000 ($.37 per common share).

[b] Use of Estimates
--------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates with regard to these financial statements relate to the estimating of final construction contract profits in accordance with accounting for long term contracts (see Note 1(c) below), estimating of net realizable value of real estate development projects (see Note 1(d) below) and estimating potential liability in conjunction with certain contingencies and commitments, as discussed in Note 11. Actual results could differ from these estimates.

[c] Method of Accounting for Contracts
--------------------------------------
Profits from construction contracts and construction joint ventures are generally recognized by applying percentages of completion for each year to the total estimated profits for the respective contracts. The percentages of completion are determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. When the estimate on a contract indicates a loss, the Company's policy is to record the entire loss. The cumulative effect of revisions in estimates of total cost or revenue during the course of the work is reflected in the accounting period in which the facts that caused the revision became known. An amount equal to the costs attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable. Profit from claims is recorded in the year such claims are resolved.

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

[d] Methods of Accounting for Real Estate Operations
----------------------------------------------------
All real estate sales are recorded in accordance with SFAS No. 66. Gross profit is not recognized in full unless the collection of the sale price is reasonably assured and the Company is not obliged to perform significant activities after the sale. Unless both conditions exist, recognition of all or a part of gross profit is deferred.

The gross profit recognized on sales of real estate is determined by relating the estimated total land, land development and construction costs of each development area to the estimated total sales value of the property in the development. Real estate investments are stated at the lower of cost, which includes applicable interest and real estate taxes during the development and construction phases, or market. The market or net realizable value of a development is determined by estimating the sales value of the development in the ordinary course of business less the estimated costs of completion (to the stage of completion assumed in determining the selling price), holding and disposal. Estimated sales values are forecast based on comparable local sales (where applicable), trends as foreseen by knowledgeable local commercial real estate brokers or others active in the business and/or project specific experience such as offers made directly to the Company relating to the property. If the net realizable value of a development is less than the cost of a development, a provision is made to reduce the carrying value of the development to net realizable value. At present, the Company believes its real estate properties are carried at amounts at or below their net realizable values considering the expected timing of their disposal.

[e] Depreciable Property and Equipment
--------------------------------------
Land, buildings and improvements, construction and computer-related equipment and other equipment are recorded at cost. Depreciation is provided primarily using accelerated methods for construction and computer-related equipment and the straight-line method for the remaining depreciable property.

[f] Goodwill
------------
Goodwill represents the excess of the costs of subsidiaries acquired over the fair value of their net assets as of the dates of acquisition. These amounts are being amortized on a straight-line basis over 40 years.

[g] Income Taxes
----------------
The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," (see Note 5).

[h] Earnings (Loss) Per Common Share
------------------------------------
Computations of earnings (loss) per common share amounts are based on the weighted average number of common shares outstanding during the respective periods. During the three-year period ended December 31, 1995, earnings (loss) per common share reflect the effect of preferred dividends accrued during the year. Common stock equivalents related to additional shares of common stock issuable upon exercise of stock options (see Note 9) have not been included since their effect would be immaterial or antidilutive. Earnings (loss) per common share on a fully diluted basis are not presented because the effect of conversion of the Company's depositary convertible exchangeable preferred shares into common stock is antidilutive.

[i] Cash and Cash Equivalents
-----------------------------
Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

[j] Reclassifications
---------------------
Certain prior year amounts have been reclassified to be consistent with the current year classifications.

[2] JOINT VENTURES

The Company, in the normal conduct of its business, has entered into partnership arrangements, referred to as "joint ventures," for certain construction and real estate development projects. Each of the joint venture participants is usually committed to supply a predetermined percentage of capital, as required, and to share in a predetermined percentage of the income or loss of the project. Summary financial information (in thousands) for construction and real estate joint ventures accounted for on the equity method for the three years ended December 31, 1995 follows:


CONSTRUCTION JOINT VENTURES
Financial position at December 31,              1995        1994         1993
                                             ---------   ---------    ---------

  Current assets                             $227,578    $232,025     $241,905
  Property and equipment, net                  22,491      19,386       17,228
  Current liabilities                        (151,311)   (132,326)    (151,181)
                                             ---------   ---------    ---------
  Net assets                                 $ 98,758    $119,085     $107,952
                                             =========   =========    =========

Operations for the year ended December 31,
                                                1995        1994         1993
                                             ---------   ---------    ---------

  Revenue                                    $348,730    $544,546     $626,327
  Cost of operations                          329,414     505,347      574,383
                                             ---------   ---------    ---------
  Pretax income                              $ 19,316    $ 39,199     $ 51,944
                                             =========   =========    =========

Company's share of joint ventures
  Revenue                                    $182,799    $241,784     $293,547
  Cost of operations                          177,990     224,039      272,137
                                             ---------   ---------    ---------
  Pretax income                              $  4,809    $ 17,745     $ 21,410
                                             =========   =========    =========

  Equity                                     $ 61,846    $ 66,346     $ 61,156
                                             =========   =========    =========

The Company has a centralized cash management arrangement with most construction joint ventures in which it is the sponsor. Under this arrangement, excess cash is controlled by the Company; cash is made available to meet the individual joint venture requirements, as needed; and interest income is credited to the ventures at competitive market rates. In addition, certain joint ventures sponsored by other contractors, in which the Company participates, distribute cash at the end of each quarter to the participants who will then return these funds at the beginning of the next quarter. Of the total cash advanced at the end of 1995 ($34.8 million) and 1994 ($8.8 million), approximately $12.1 million in 1995 and $5.5 million in 1994 was deemed to be temporary.

REAL ESTATE JOINT VENTURES

Financial position at December 31,            1995         1994        1993
                                           ---------    ---------   ---------

  Property held for sale or development    $  18,350    $ 28,885    $ 35,855
  Investment properties, net                 173,468     177,258     191,606
  Other assets                                61,700      62,101      61,060
  Long-term debt                             (72,603)    (77,968)   (103,090)
  Other liabilities*                        (305,755)   (277,184)   (256,999)
                                           ----------   ---------   ---------
  Net assets (liabilities)                 $(124,840)   $(86,908)   $(71,568)
                                           ==========   =========   =========


Operations for the year ended December 31,     1995         1994        1993
                                            ---------    ---------   ---------

  Revenue                                   $  49,560    $ 58,326    $ 83,710
                                            ----------   ---------   ---------
  Cost of operations -
    Depreciation                            $   7,304    $  7,245    $  8,660
    Other                                      73,829      71,211      92,963
                                            ----------   ---------   ---------
                                            $  81,133    $ 78,456    $101,623
                                            ----------   ---------   ---------
  Pretax income (loss)                      $ (31,573)   $(20,130)   $(17,913)
                                            ==========   =========   =========

Company's share of joint ventures
  Revenue                                   $  23,424    $ 27,059    $ 43,590
                                            ----------   ---------   ---------
  Cost of operations -
    Depreciation                            $   3,275    $  3,323    $  4,033
    Other **                                   20,888      26,682      40,716
                                            ----------   ---------   ---------
                                            $  24,163    $ 30,005    $ 44,749
                                            ----------   ---------   ---------
  Pretax income (loss)                      $    (739)   $ (2,946)   $ (1,159)
                                            ==========   =========   =========

  Equity ***                                $ (49,580)   $(33,091)   $(27,768)
                                            ==========   =========   =========

* Included in "Other liabilities" are advances from joint venture partners in the amount of $236.8 million in 1993, $259.3 million in 1994, and $287.6 million in 1995. Of the total advances from joint venture partners, $165.9 million in 1993, $181.9 million in 1994, and $198.7 million in 1995 represented advances from the Company.

** Other costs are reduced by the amount of interest income recorded by the Company on its advances to the respective joint ventures.

*** When the Company's equity in a real estate joint venture is combined with advances by the Company to that joint venture, each joint venture has a positive investment balance at December 31, 1995.

[3] NOTES PAYABLE TO BANKS

During 1994, the Company maintained unsecured short-term lines of credit totaling $18 million. In support of these credit lines, the Company paid fees approximating 1/4 of 1% of the amount of the lines. These lines were canceled as of December 12, 1994 upon the effective date of the expanded credit agreement referred to in Note 4 below. Information relative to the Company's short-term debt activity under such lines in 1994 follows (in thousands):


                                                                        1994
          Borrowings during the year:
            Average                                                   $10,992
            Maximum                                                   $18,000
            At year-end                                               $   -

          Weighted average interest rates:
            During the year                                              7.4%
            At year-end                                                   -


[4] LONG-TERM DEBT

Long-term debt of the Company at December 31, 1995 and 1994 consists of the following (in thousands):


                                                                                                    1995         1994
                                                                                                    ----         ----

Real Estate Development:

Industrial revenue bonds, at 65% of prime, payable in semi-annual installments                     $ 1,034      $ 1,310
Mortgages on real estate, at rates ranging from prime plus 1 1/2% to 10.82%,
  payable in installments                                                                            5,521        6,588
                                                                                                   -------      -------
Total                                                                                              $ 6,555      $ 7,898
Less - current maturities                                                                            2,895        1,396
                                                                                                   -------      -------
  Net real estate development long-term debt                                                       $ 3,660      $ 6,502
                                                                                                   =======      =======

Other:

Revolving credit loans at an average rate of 8.1% in 1995 and 8.6% in 1994                         $73,000      $62,000
ESOT Notes at 8.24%, payable in semi-annual installments (Note 7)                                    4,484        5,396
Industrial revenue bonds at various rates, payable in installments to 2005                           4,000        4,000
Other indebtedness                                                                                   1,813        2,714
                                                                                                   -------      -------
Total                                                                                              $83,297      $74,110
Less - current maturities                                                                            2,802        3,626
                                                                                                   -------      -------
  Net other long-term debt                                                                         $80,495      $70,484
                                                                                                   =======      =======

Payments required under these obligations amount to approximately $5,697 in 1996, $74,877 in 1997, $3,128 in 1998, $2,150 in 1999, $ - in 2000 and $4,000
for the years 2001 and beyond.

Effective December 12, 1994, the Company entered into a new revolving credit agreement with a group of major banks which provided, among other things, for the Company to borrow up to an aggregate of $125 million (aggregate limit under previous agreements was $85 million), with a $25 million maximum of such amount also being available for letters of credit, of which $17 million was outstanding at December 31, 1995. The Company may choose from three interest rate alternatives including a prime-based rate, as well as other interest rate options based on LIBOR (London inter- bank offered rate) or participating bank certificate of deposit rates. Borrowings and repayments may be made at any time through December 6, 1997, at which time all outstanding loans under the agreement must be paid or otherwise refinanced. The Company must pay a commitment fee of 1/2 of 1% annually on the unused portion of the commitment.

The aggregate $125 million commitment is subject to permanent partial reductions based on certain events, as defined, such as proceeds from real estate sales over a defined annual minimum, certain claims and future equity offerings and was reduced accordingly during 1995 by $10.5 million.

The revolving credit agreement, as well as certain other loan agreements, provides for, among other things, maintaining specified working capital and tangible net worth levels and, additionally, imposes limitations on indebtedness and future investment in real estate development projects. As a result of the loss in the third quarter of 1995, the Company was in violation of certain of these financial covenants; however, the Company obtained waivers of any such violations and effective February 26, 1996, received modifications to the Credit Agreement which eliminated any non-compliance.

Other modifications included, among other things, a requirement to reduce the amount of this loan commitment by $2 million per month for four months commencing the later of September 1, 1996 or the date of repayment and cancellation of the Bridge Loan referred to below; additional collateral which consists of all available assets not included as collateral in other agreements; and suspension of payment of the 53 1/8 cent per share quarterly dividend on the Company's Depositary Convertible Exchangeable Preferred Shares (see Note 7) until certain financial criteria are met.

Also, effective February 26, 1996, the Company entered into a Bridge Loan Agreement with its revolver banks to borrow up to an additional $15 million through July 31, 1996 at an interest rate of prime plus 2%. The Bridge Loan Agreement provides for, among other things, interim mandatory reductions in the amount of the commitment equal to the net proceeds from sale of collateral not included in the Company's 1996 budget and 50% of the net proceeds from any new equity.

[5] INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109. This standard determines deferred income taxes based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities, given the provisions of enacted tax laws.

The (provision) credit for income taxes is comprised of the following (in thousands):

               Federal        State          Total
               -------        -----          -----
  1995
Current        $   -         $   (11)      $   (11)
Deferred         2,726          (104)        2,622
               --------      --------      --------
               $ 2,726       $  (115)      $ 2,611
               ========      ========      ========

  1994
Current        $   -         $   (21)      $   (21)
Deferred          (108)          (51)         (159)
               --------      --------      --------
               $  (108)      $   (72)      $  (180)
               ========      ========      ========

  1993
Current        $(2,824)      $  (430)      $(3,254)
Deferred        (1,808)          101        (1,707)
               --------      --------      --------
               $(4,632)      $  (329)      $(4,961)
               ========      ========      ========

The table below reconciles the difference between the statutory federal income tax rate and the effective rate provided in the statements of operations.

                                                  1995       1994       1993
                                                  ----       ----       ----

Statutory federal income tax rate                 (34)%       34 %       34 %
State income taxes, net of federal tax benefit      -          4          2
Change in valuation allowance                      25          -          -
Sale of Canadian subsidiary                         -          -         24
Goodwill and other                                  -         (1)         1
                                                  -----      -----      -----

Effective tax rate                                 (9)%       37 %       61 %
                                                  =====      =====      =====
                                     - 33 -

The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 1995 and 1994 (in thousands):


                                                          1995                                       1994
                                             ----------------------------------       -------------------------------
                                               Deferred            Deferred Tax         Deferred         Deferred Tax
                                              Tax Assets           Liabilities         Tax Assets        Liabilities
                                              ----------           -----------         ----------        -----------
Provision for estimated losses               $ 5,646               $   -              $ 6,203            $   -
Contract losses                                5,642                   -                  887                -
Joint ventures - construction                    -                   4,929                -                8,088
Joint ventures - real estate                     -                  20,419                -               25,668
Timing of expense recognition                  4,253                   -               13,867                -
Capitalized carrying charges                     -                   2,187                -                1,776
Net operating loss carryforwards              13,675                   -                5,960                -
Alternative minimum tax credit
  carryforwards                                2,419                   -                2,300                -
General business tax credit
  carryforwards                                3,532                   -                3,637                -
Foreign tax credit carryforwards                 978                   -                  978                -
Other, net                                       576                   985                685                861
                                             --------              --------           --------           --------
                                             $36,721               $28,520            $34,517            $36,393
Valuation allowance for deferred
  tax assets                                  (9,342)                  -               (1,846)               -
                                             --------              --------           --------           --------
Total                                        $27,379               $28,520            $32,671            $36,393
                                             ========              ========           ========           ========


The net of the above is deferred taxes in the amount of $1,141 in 1995 and $3,722 in 1994 which is classified in the respective Consolidated Balance Sheets as follows:


                                                                                 1995             1994
                                                                                 ----             ----

Long-term deferred tax liabilities (included in "Deferred Income
Taxes and Other Liabilities")                                                   $14,180          $ 9,788
Short-term Deferred Tax Asset                                                    13,039            6,066
                                                                                -------          -------
                                                                                $ 1,141          $ 3,722
                                                                                =======          =======


A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management's estimate of the amount which will be realized from future taxable income which can be predicted with reasonable certainty.

At December 31, 1995, the Company has unused tax credits and net operating loss carryforwards for income tax reporting purposes which expire as follows (in thousands):


           Unused Investment         Foreign         Net Operating Loss
              Tax Credits          Tax Credits         Carryforwards
              -----------          -----------         -------------

1996-2000       $  -                 $  978               $   -
2001-2004        3,532                  -                     968
2005-2010          -                    -                  39,251
                ------               ------               -------
                $3,532               $  978               $40,219
                ======               ======               =======

Approximately $2.8 million of the net operating loss carryforwards can only be used against the taxable income of the corporation in which the loss was recorded for tax and financial reporting purposes.
                                     - 34 -

[6] DEFERRED INCOME TAXES AND OTHER LIABILITIES AND OTHER INCOME (EXPENSE), NET


DEFERRED INCOME TAXES AND OTHER LIABILITIES
Deferred income taxes and other liabilities at December 31, 1995 and 1994 consist of the following (in thousands):

                                            1995           1994
                                          -------        ------

Deferred Income Taxes                     $14,180        $ 9,788
Insurance related liabilities              20,484         18,000
Employee benefit-related liabilities        5,110          4,700
Other                                      12,889          1,000
                                          -------        -------
                                          $52,663        $33,488
                                          =======        =======

OTHER INCOME (EXPENSE), NET
Other income (expense) items for the three years ended December 31, 1995 are as follows (in thousands):

                                         1995           1994            1993
                                       -------        -------         -------

Interest and dividend income           $ 1,369        $   205         $  624
Minority interest (Note 1)                  10             24            167
Gain on sale of Majestic                   -              -            4,631
Bank fees                               (1,099)        (1,100)          (584)
Miscellaneous income (expense), net        534             15            369
                                       --------       --------        -------
                                       $   814        $  (856)        $5,207
                                       ========       ========        =======


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

In June 1987, net proceeds of approximately $23,631,000 were received from the sale of 1,000,000 depositary convertible exchangeable preferred shares (each depositary share representing ownership of 1/10 of a share of $21.25 convertible exchangeable preferred stock, $1 par value) at a price of $25 per depositary share. Annual dividends are $2.125 per depositary share and are cumulative. Generally, the liquidation preference value is $25 per depositary share plus any accumulated and unpaid dividends. The preferred stock of the Company, as evidenced by ownership of depositary shares, is convertible at the option of the holder, at any time, into common stock of the Company at a conversion price of $37.75 per share of common stock. The preferred stock is redeemable at the option of the Company at any time, in whole or in part, at declining premiums until June 1997 and thereafter at $25 per share plus any unpaid dividends. The preferred stock is also exchangeable at the option of the Company, in whole but not in part, on any dividend payment date into 8 1/2% convertible subordinated debentures due in 2012 at a rate equivalent to $25 principal amount of debentures for each depositary share.

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

[9] STOCK OPTIONS

At December 31, 1995 and 1994, 481,610 shares of the Company's authorized but unissued common stock were reserved for issuance to employees under its 1982 Stock Option Plan. Options are granted at fair market value on the date of grant and generally become exercisable in two equal annual installments on the second and third anniversary of the date of grant and expire eight years from the date of grant. Options for 240,000 shares common stock granted in 1992 become exercisable on March 31, 2001 if the Company achieves a certain profit target in the year 2000; may become exercisable earlier if certain interim profit targets are achieved; and to the extent not exercised, expire 10 years from the date of grant. A summary of stock option activity related to the Company's stock option plan is as follows:
                                                                 Number of
                                    Number of   Option Price      Shares
                                     Shares      Per Share      Exercisable
                                     ------      ---------      -----------

Outstanding at December 31, 1993    434,425     $11.06-$33.06     143,000
  Granted                            20,000     $13.00
  Canceled                          (32,900)    $11.06-$33.06
Outstanding at December 31, 1994    421,525     $11.06-$33.06     251,525
  Granted                            10,000     $10.44
  Canceled                          (52,875)    $11.06-$33.06
Outstanding at December 31, 1995    378,650     $10.44-$33.06     198,650

When options are exercised, the proceeds are credited to stockholders' equity. In addition, the income tax savings attributable to nonqualified options exercised are credited to paid-in surplus.

[10] EMPLOYEE BENEFIT PLANS

The Company and its U.S. subsidiaries have a defined benefit plan which covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The plan is noncontributory and benefits are based on an employee's years of service and "final average earnings", as defined. The plan provides reduced benefits for early retirement and takes into account offsets for social security benefits. All employees are vested after 5 years of service. Net pension cost for 1995, 1994 and 1993 follows (in thousands):
                                                      1995      1994      1993
                                                     ------    ------    ------

Service cost - benefits earned during the period    $   988   $ 1,178   $ 1,000
Interest cost on projected benefit obligation         2,956     2,936     2,862
Return on plan assets:
  Actual                                             (6,971)    1,229    (4,002)
  Deferred                                            4,217    (3,839)    1,309
Other                                                   -         -          19
                                                    --------  --------  --------
Net pension cost                                    $ 1,190   $ 1,504   $ 1,188
                                                    ========  ========  ========

Actuarial assumptions used:
  Discount rate                                      7    %*   8 3/4%**  7 1/2%
  Rate of increase in compensation                   4    %*   5 1/2%    5 1/2%
  Long-term rate of return on assets                 8    %    8    %    8    %

* Rates were changed effective December 31, 1995 and resulted in a net increase of $6.8 million in the projected benefit obligation referred to below.

** Rate was changed effective December 31, 1994 and resulted in a net decrease of $5.6 million in the projected benefit obligation referred to below.
                                     - 36 -

The Company's plan has assets in excess of accumulated benefit obligation. Plan assets generally include equity and fixed income funds. The status of the Company's employee pension benefit plan is summarized below (in thousands):



                                                                                      December 31,
                                                                                  1995           1994
                                                                                --------       --------

Assets available for benefits:
  Funded plan assets at fair value                                              $37,542        $31,762
  Accrued pension expense                                                         4,122          3,610
                                                                                --------       --------
Total assets                                                                    $41,664        $35,372
                                                                                --------       --------

Actuarial present value of benefit obligations:
  Accumulated benefit obligations, including vested benefits of $39,050 and     $39,760        $30,537
    $30,179
  Effect of future salary increases                                               3,831          4,546
                                                                                --------       --------
Projected benefit obligations                                                   $43,591        $35,083
                                                                                --------       --------

Assets available more (less) than projected benefits                            $(1,927)       $   289
                                                                                ========       ========

Consisting of:
  Unamortized net liability existing at date of adopting SFAS No. 87            $   (29)       $   (36)
  Unrecognized net loss                                                          (2,408)          (268)
  Unrecognized prior service cost                                                   510            593
                                                                                --------       --------
                                                                                $(1,927)       $   289
                                                                                ========       ========


The Company also has a contributory Section 401(k) plan and a noncontributory employee stock ownership plan (ESOP) which cover its executive, professional, administrative and clerical employees, subject to certain specified service requirements. Under the terms of the Section 401(k) plan, the provision is based on a specified percentage of profits, subject to certain limitations. Contributions to the related employee stock ownership trust (ESOT) are determined by the Board of Directors and may be paid in cash or shares of Company common stock.

The Company's policy is generally to fund currently the costs accrued under the pension plan and the Section 401(k) plan.

The Company also has an unfunded supplemental retirement plan for certain employees whose benefits under principal salaried retirement plans are reduced because of compensation limitations under federal tax laws. Pension expense for this plan was $.2 million in 1995 and 1994 and $.1 million in 1993. At December 31, 1995 the projected benefit obligation was $1.3 million. A corresponding accumulated benefit obligation of $.8 million has been recognized as a liability in the consolidated balance sheet and is equal to the amount of the vested benefits.

In addition, the Company has an incentive compensation plan for key employees which is generally based on achieving certain levels of profit within their respective business units.

The aggregate amounts provided under these employee benefit plans were $7.6 million in 1995, $9.2 million in 1994 and $8.5 million in 1993.

The Company also contributes to various multiemployer union retirement plans under collective bargaining agreements, which provide retirement benefits for substantially all of its union employees. The aggregate amounts provided in accordance with the requirements of these plans were $12.6 million in 1995, $12.4 million in 1994, and $5.2 million in 1993. The Multiemployer Pension Plan Amendments Act of 1980 defines certain employer obligations under multiemployer plans. Information regarding union retirement plans is not available from plan administrators to enable the Company to determine its share of unfunded vested liabilities.

[11]  Contingencies and Commitments

In connection with the Rincon Center real estate development joint venture, the Company's wholly-owned real estate subsidiary has guaranteed the payment of interest on both mortgage and bond financing covering a project with loans totaling $59 million; has issued a secured letter of credit to collateralize $3.7 million of these borrowings; has guaranteed amortization payments on these borrowings which the Company estimates to be a maximum of $7.2 million; and has guaranteed a master lease under a sale operating lease-back transaction. In calculating the potential obligation under the master lease guarantee, the Company has an agreement with its lenders which employs a 10% discount rate and no increases in future rental rates beyond current lease terms. Based on these assumptions, management believes its additional future obligation will not exceed $2.3 million. The Company has also guaranteed the $3.7 million letter of credit, $5.0 million of the subsidiary's $7.2 million amortization guaranty and any obligation under the master lease during the next three years. As part of the sale operating lease-back transaction, the joint venture, in which the Company's real estate subsidiary is a 46% general partner, agreed to obtain a financial commitment on behalf of the lessor to replace at least $43 million of long-term financing by July 1, 1993. To satisfy this obligation, the partnership successfully extended existing financing to July 1, 1998. To complete the extension, the partnership had to advance funds to the lessor sufficient to reduce the financing from $46.5 million to $40.5 million. Subsequent payments through 1995 have further reduced the loan to $38.2 million. In addition, as part of the obligations of the extension, the partnership will have to further amortize the debt from its current level to $33 million through additional lease payments over the next three years. If by January 1, 1998, the joint venture has not received a further extension or new commitment for financing on the property for at least $33 million, the lessor will have the right under the lease to require the joint venture to purchase the property for approximately $18.8 million in excess of the then outstanding debt.

In 1993, the joint venture also extended $29 million of the $61 million financing then outstanding through October 1, 1998. This extension required a $.6 million up front paydown. Subsequent payments through 1995 further reduced the loan by $2.7 million. The joint venture may be required to amortize up to $9.1 million more of the principal, however, under certain conditions, that amortization could be as low as $6.8 million. Total lease payments and loan amortization obligations at Rincon Center through 1997 are as follows: $7.5 million in 1996 and $7.3 million in 1997. It is expected that some but not all of these requirements will be generated by the project's operations. The Company's real estate subsidiary and, to a more limited extent, the Company, is obligated to fund any of the loan amortization and/or lease payments at Rincon in the event sufficient funds are not generated by the property or contributed to it by its partners. Based on current Company forecasts, it is expected the maximum exposure to service these commitments in each of the years through 1997 is as follows: $5.4 million in 1996 and $4.0 million in 1997. Both years include an estimate for tenant improvements which may or may not be required.

In a separate agreement related to this same property, the 20% co-general partner has indicated it does not currently have nor does it expect to have the financial resources to fund its share of capital calls. Therefore, the Company's wholly-owned real estate subsidiary agreed to lend this 20% co-general partner on an as-needed basis, its share of any capital calls which the partner cannot meet. In return, the Company's subsidiary receives a priority return from the partnership on those funds it advances for its partner and penalty fees in the form of rights to certain other distributions due the borrowing partner from the partnership. The severity of the penalty fees increases in each succeeding year for the next several years. The subsidiary has advanced approximately $3 million to date under this agreement.

In connection with a second real estate development joint venture known as the Resort at Squaw Creek, the Company's wholly-owned real estate subsidiary has guaranteed the payment of interest on mortgage financing with a total bank loan value currently estimated at $46 million; has guaranteed $10 million of loan principal; has posted a letter of credit for $2.0 million as its part of credit support required to extend the maturity of the loan to May 1997; and has guaranteed leases which aggregate $1.1 million on a present value basis as discounted at 10%. Effective May 1, 1995, the loan was renewed for an additional two years with an option to renew for a third year. Required principal payments are $250,000 per quarter for the first year and $500,000 per quarter for the second year.

The subsidiary also has an obligation through the year 2001 to cover approximately a $2 million per year preferred return to its joint venture partner at the Resort if the funds are not generated from hotel operations. Although results have shown improvement since the Resort opened in late 1990, it is not expected that hotel operations will contribute to the obligation during 1996. Under the terms of the loan extension, payment of the preferred return out of operating profits requires lender approval.

Included in the loan agreements related to the above joint ventures, among other things, are provisions that, under certain circumstances, could limit the subsidiary's ability to dividend funds to the Company. In the opinion of management, these provisions should not affect the operations of the Company or the subsidiary.

On July 30, 1993, the U.S. District Court (D.C.), in a preliminary opinion, upheld terminations for default on two adjacent contracts for subway construction between Mergentime-Perini, under two joint ventures, and the Washington Metropolitan Area Transit Authority ("WMATA") and found the

Mergentime Corporation, Perini Corporation and the Insurance Company of North America, the surety, jointly and severally liable to WMATA for damages in the amount of $16.5 million, consisting primarily of excess reprocurement costs to complete the projects. Many issues were left partially or completely unresolved by the opinion, including substantial joint venture claims against WMATA. As a result of developments in the case during the third quarter of 1995, the Company established a reserve with respect to the litigation. Management believes the reserve should be adequate to cover the potential ultimate liability in this matter.

Contingent liabilities also include liability of contractors for performance and completion of both company and joint venture construction contracts. In addition, the Company is a defendant in various lawsuits (some of which are for significant amounts). In the opinion of management, the resolution of these matters will not have a material effect on the accompanying financial statements.

[12]  UNAUDITED QUARTERLY FINANCIAL DATA

The following table sets forth unaudited quarterly financial data for the years ended December 31, 1995 and 1994 (in thousands, except per share amounts):



                                                                      1995 by Quarter
                                               ---------------------------------------------------------
                                                 1st              2nd             3rd             4th
                                                 ---              ---             ---             ---


Revenues                                       $263,089         $306,961        $232,974        $298,044

Net income (loss)                              $    872         $    886        $(30,674)       $  1,331

Earnings (loss) per common share               $    .08         $    .08        $  (6.61)       $    .17


                                                                      1994 by Quarter
                                               ---------------------------------------------------------
                                                 1st              2nd             3rd             4th
                                                 ---              ---             ---             ---


Revenues                                       $174,391         $243,105        $304,776        $289,773

Net income (loss)                              $    792         $ (2,649)       $    984        $  1,176

Earnings (loss) per common share               $    .06         $   (.73)       $    .10        $    .15


[13]  BUSINESS SEGMENTS AND FOREIGN OPERATIONS

The Company is currently engaged in the construction and real estate development businesses. The Company provides general contracting, construction management and design-build services to private clients and public agencies throughout the United States and selected overseas locations. The Company's construction business involves three types of operations: civil and environmental ("heavy"), building and international. The Company's real estate development operations are concentrated in Arizona, California, Florida, Georgia and Massachusetts; however, the Company has not commenced the development of any new real estate projects since 1990. The following tables set forth certain business and geographic segment information relating to the Company's operations for the three years ended December 31, 1995 (in thousands):


Business Segments
                                          Revenues

                           1995               1994               1993
                       ------------       -----------        ----------

Construction           $1,056,673         $  950,884         $1,030,341
Real Estate                44,395             61,161             69,775
                       ------------       -----------        ----------
                       $1,101,068         $1,012,045         $1,100,116
                       ============       ===========        ==========


                                 Income (Loss) From Operations

                           1995               1994               1993
                       ------------       -----------        ----------

Construction           $  (15,322)        $   13,989         $   15,164
Real Estate                (2,921)               732                240
Corporate                  (4,185)            (5,909)            (6,830)
                       ------------       -----------        -----------
                       $  (22,428)        $    8,812         $    8,574
                       ============       ===========        ===========


                                            Assets

                            1995               1994              1993
                       ------------       ------------       ----------

Construction           $  298,564         $   262,850        $  219,604
Real Estate               209,789             209,635           218,715
Corporate*                 30,898              10,015            38,059
                       ------------       ------------       ----------
                       $  539,251         $   482,500        $  476,378
                       ============       ============       ==========


                                      Capital Expenditures

                           1995               1994               1993
                       -----------        -----------        ----------

Construction           $    1,960         $    2,491         $    4,387
Real Estate                 9,555             10,274             23,590
                       -----------        -----------        ----------
                       $   11,515         $   12,765         $   27,977
                       ===========        ===========        ==========

                                         Depreciation

                           1995               1994               1993
                       -----------        -----------        -----------

Construction           $    2,369         $    2,551         $    2,552
Real Estate**                 400                328                963
                       -----------        -----------        -----------
                       $    2,769         $    2,879         $    3,515
                       ===========        ===========        ===========
Geographic Segments
                                           Revenues
                            1995              1994                1993
                       ------------       -----------        -----------

United States          $1,084,390         $  996,832         $1,064,380
Foreign                    16,678             15,213             35,736
                       -----------        -----------        -----------
                       $1,101,068         $1,012,045         $1,100,116
                       ===========        ===========        ===========


                                 Income (Loss) From Operations

                           1995               1994               1993
                       -----------        -----------        -----------

United States          $  (15,405)        $   17,275         $   17,249
Foreign                    (2,838)            (2,554)            (1,845)
Corporate                  (4,185)            (5,909)            (6,830)
                       -----------        -----------        -----------
                       $  (22,428)        $    8,812         $    8,574
                       ===========        ===========        ===========


                                            Assets

                           1995               1994               1993
                       -----------        -----------        -----------

United States          $503,114           $  467,298         $  433,488
Foreign                   5,239                5,187              4,831
Corporate*               30,898               10,015             38,059
                       -----------        -----------        -----------
                       $539,251           $  482,500         $  476,378
                       ===========        ===========        ===========

 * In all years, corporate assets consist principally of cash, cash equivalents, marketable securities and other investments available for general corporate purposes.

** Does not include approximately $3 to $4 million of depreciation that represents its share from real estate joint ventures. (See Note 2 to Notes to the Consolidated Financial Statements.)

Contracts with various federal, state, local and foreign governmental agencies represented approximately 56% of construction revenues in 1995 and 1994, and 54% in 1993.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of Perini Corporation:

We have audited the accompanying consolidated balance sheets of PERINI CORPORATION (a Massachusetts corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perini Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP



Boston, Massachusetts
February 26, 1996

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE
              ----------------------------------------------------


To the Stockholders of Perini Corporation:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated February 26, 1996. Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplemental schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP



Boston, Massachusetts
February 26, 1996

                                                                     SCHEDULE II
                       PERINI CORPORATION AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                            (IN THOUSANDS OF DOLLARS)



                                                        Additions
                                                 ----------------------
                                   Balance at     Charged    Charged to    Deductions    Balance
                                   Beginning      to Costs     Other          from       at End
Description                         of Year      & Expenses   Accounts      Reserves     of Year
-----------                        ----------    ----------  ----------    ----------    -------
Year Ended December 31, 1995
----------------------------

Reserve for doubtful accounts       $   351       $   -            $ -     $  -          $   351
                                    =======       =======          ====    ======        =======

Reserve for depreciation on         $ 3,698       $   387          $ -     $  641 (1)    $ 3,444
                                    =======       =======          ====    ======        =======
  real estate properties used
  in operations

Reserve for real estate             $11,471       $   -            $ -     $  974 (2)    $10,497
                                    =======       =======          ====    ======        =======
  investments


Year Ended December 31, 1994
----------------------------
Reserve for doubtful accounts       $   351       $   -            $ -     $  -          $   351
                                    =======       =======          ====    ======        =======

Reserve for depreciation on         $ 3,637       $   328          $ -     $  267 (2)    $ 3,698
                                    =======       =======          ====    ======        =======
  real estate properties used
  in operations

Reserve for real estate             $20,838       $   -            $ -     $9,367 (2)    $11,471
                                    =======       =======          ====    ======        =======
  investments

Year Ended December 31, 1993
----------------------------
Reserve for doubtful accounts       $   351       $   -            $ -     $  -          $   351
                                    =======       =======          ====    ======        =======

Reserve for depreciation on
  real estate properties used
  in operations                     $ 3,181       $   920          $ -     $  464 (2)    $ 3,637
                                    =======       =======          ====    ======        =======

Reserve for real estate
  investments                       $29,968       $   -            $ -     $9,130 (2)    $20,838
                                    =======       =======          ====    ======        =======


(1)  Represents reserve reclassed with related asset to "Real estate inventory".

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

        Exhibit 3.     Articles of Incorporation and By-laws

                       Incorporated herein by reference:

                       3.1          Restated   Articles  of  Organization  -  As
                                    amended through July 7, 1994 - Exhibit 3.1 to 1994 Form 10-K, as filed.

                       3.2 By-laws - As amended through September 14, 1990 - Exhibit 3.2 to 1991 Form 10-K, as filed.

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

                       4.4 Shareholder Rights Agreement and Certificate of Vote of Directors adopting a Shareholders Rights Plan providing for the issuance of a Series A Junior Participating Cumulative Preferred Stock purchase rights as a dividend to all shareholders of record on October 6, 1988, as amended and restated as of May 17, 1990 - filed herewith.

        Exhibit 10.    Material Contracts

                       Incorporated herein by reference:

                       10.1 1982 Stock Option and Long Term Performance Incentive Plan - Exhibit A to Registrant's Proxy Statement for Annual Meeting of Stockholders dated April 15, 1992.

                       10.2         Perini  Corporation   Amended  and  Restated
                                    General   Incentive   Compensation   Plan  -
                                    Exhibit 10.2 to 1991 Form 10-K, as filed.

                       10.3 Perini Corporation Amended and Restated Construction Business Unit Incentive Compensation Plan - Exhibit 10.3 to 1991 Form 10-K, as filed.

                       10.4 $125 million Credit Agreement dated as of December 6, 1994 among Perini Corporation, the Banks listed herein, Morgan Guaranty Trust Company of New York, as Agent, and Shawmut Bank, N.A., Co-Agent Exhibit 10.4 to 1994 Form 10-K, as filed.
                                     - 45 -

                                  EXHIBIT INDEX
                                   (Continued)




                       10.5 Amendment No. 1 as of February 26, 1996 to the Credit Agreement dated as of December 6, 1994 among Perini Corporation, the Banks listed herein, Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.), as Co- Agent - filed herewith.

                       10.6 Bridge Credit Agreement dated as of February 26, 1996 among Perini Corporation, the Bridge Banks listed herein, Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.) as Co-Agent - filed herewith.

        Exhibit 22. Subsidiaries of Perini Corporation - filed herewith.


        Exhibit 23. Consent of Independent Public Accountants - filed herewith.


        Exhibit 24. Power of Attorney - filed herewith.


        Exhibit 27. Financial Data Schedule - filed herewith.

                                                                      EXHIBIT 22


                               PERINI CORPORATION
                         SUBSIDIARIES OF THE REGISTRANT


                                                                                                 Percentage of
                                                                                                    Interest or
                                                                                                    Voting
                            Name                          Place of Organization                 Securities Owned
                            ----                          ---------------------                 ----------------



Perini Corporation                                           Massachusetts

      Perini Building Company, Inc.                          Arizona                                  100%

      Pioneer Construction, Inc.                             West Virginia                            100%

      Perini Environmental Services, Inc.                    Delaware                                 100%

      International Construction Management                  Delaware                                 100%
      Services, Inc.

            Percon Constructors, Inc.                        Delaware                                 100%

      Perini International Corporation                       Massachusetts                            100%

      Bow Leasing Company, Inc.                              New Hampshire                            100%

      Perini Land & Development Company                      Massachusetts                            100%

            Paramount Development                            Massachusetts                            100%
            Associates, Inc.

                  I-10 Industrial Park Developers            Arizona General                          80%
                                                               Partnership

            Perini Resorts, Inc.                             California                               100%

                  Glenco-Perini - HCV Partners               California Limited                       45%
                                                               Partnership

                        Squaw Creek Associates               California General                       40%
                                                               Partnership

            Perland Realty Associates, Inc.                  Florida                                  100%

            Rincon Center Associates                         California Limited                       46%
                                                               Partnership

            Perini Central Limited Partnership               Arizona Limited                          75%
                                                               Partnership

            Perini Eagle Limited Partnership                 Arizona Limited                          50%
                                                               Partnership

            Perini/138 Joint Venture                         Georgia General                          49%
                                                               Partnership

            Perini/RSEA Partnership                          Georgia General                          50%
                                                               Partnership



                                                                      EXHIBIT 23


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


        As independent public accountants, we hereby consent to the use of our reports, dated February 26, 1996, included in Perini Corporation's Annual Report on this Form 10-K for the year ended December 31, 1995, and into the Company's previously filed Registration Statements Nos. 2-82117, 33-24646, 33-46961, 33-53190, 33-53192, 33-60654, 33- 70206, 33-52967 and 33-58519.

ARTHUR ANDERSEN LLP



Boston, Massachusetts
March 26, 1996

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

        WITNESS our hands and common seal on the date set forth below.


s/David B. Perini            Director                  March 13, 1996
-----------------            --------                  --------------
David B. Perini                                        Date

s/Joseph R. Perini           Director                  March 13, 1996
------------------           --------                  --------------
Joseph R. Perini                                       Date

s/Richard J. Boushka         Director                  March 13, 1996
--------------------         --------                  --------------
Richard J. Boushka                                     Date

s/Marshall M. Criser         Director                  March 13, 1996
--------------------         --------                  --------------
Marshall M. Criser                                     Date

s/Thomas E. Dailey           Director                  March 13, 1996
------------------           --------                  --------------
Thomas E. Dailey                                       Date

s/Albert A. Dorman           Director                  March 13, 1996
------------------           --------                  --------------
Albert A. Dorman                                       Date

s/Arthur J. Fox, Jr.         Director                  March 13, 1996
--------------------         --------                  --------------
Arthur J. Fox, Jr.                                     Date

                             Director                  March 13, 1996
--------------------         --------                  --------------
Nancy Hawthorne                                        Date

s/John J. McHale             Director                  March 13, 1996
----------------             --------                  --------------
John J. McHale                                         Date

s/Jane E. Newman             Director                  March 13, 1996
----------------             --------                  --------------
Jane E. Newman                                         Date

s/Bart W. Perini             Director                  March 13, 1996
----------------             --------                  --------------
Bart W. Perini                                         Date