Form 10-Q
period 1996-03-31
PERINI CORP
filed 1996-05-14
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996

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

Yes   X     No

Number of shares of common stock of registrant outstanding at
May 9, 1996:  4,728,015



                        PERINI CORPORATION & SUBSIDIARIES

                                      INDEX




                                                                                                       Page Number
                                                                                                       -----------

Part I. -         Financial Information:

                  Item 1.  Financial Statements

                               Consolidated Condensed Balance Sheets -                                   3
                               March 31, 1996 and December 31, 1995

                               Consolidated Condensed Statements of Income -                             4
                               Three Months ended March 31, 1996 and 1995

                               Consolidated Condensed Statements of Cash Flows -                         5
                               Three Months ended March 31, 1996 and 1995

                               Notes to Consolidated Condensed Financial Statements                      6

                  Item 2.  Management's Discussion and Analysis of the Consolidated                      7 - 8
                           Financial Condition and Results of Operations

Part II. -        Other Information:

                  Item 1.  Legal Proceedings                                                             9

                  Item 2.  Changes in Securities                                                         9

                  Item 3.  Defaults Upon Senior Securities                                               9

                  Item 4.  Submission of Matters to a Vote of Security Holders                           9

                  Item 5.  Other Information                                                             9

                  Item 6.  Exhibits and Reports on Form 8-K                                              9

                  Signatures                                                                             10


                       PERINI CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                 (In Thousands)

                                     ASSETS
                                     ------
                                                                                     MARCH 31,              DEC. 31,
                                                                                       1996                   1995
                                                                                 ----------------      ----------------
Cash                                                                             $         5,121       $        29,059
Accounts and Notes Receivable                                                            163,891               180,978
Unbilled Work                                                                             37,612                28,304
Construction Joint Ventures                                                               67,739                61,846
Real Estate Inventory, at the lower of cost or market                                     13,860                14,933
Deferred Tax Asset                                                                        15,146                13,039
Other Current Assets                                                                       5,450                 2,186
                                                                                 ----------------      ----------------
       Total Current Assets                                                      $       308,819       $       330,345
                                                                                 ----------------      ----------------

Land Held for Sale or Development                                                $        41,286       $        41,372
Investments in and Advances to Real Estate Joint Ventures                                149,923               148,225
Real Estate Properties Used in Operations                                                  2,931                 2,964
Other                                                                                        223                   302
                                                                                 ----------------      ----------------
       Total Real Estate Development Investments                                 $       194,363       $       192,863
                                                                                 ----------------      ----------------

Other Assets                                                                     $         3,584       $         3,477
                                                                                 ----------------      ----------------
Property and Equipment, less Accumulated Depreciation of $26,506 in 1996
and $27,299 in 1995                                                              $        11,996       $        12,566
                                                                                 ----------------      ----------------
                                                                                 $       518,762       $       539,251
                                                                                 ================      ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Maturities of Long-Term Debt                                             $         8,091       $         5,697
Accounts Payable                                                                         174,698               197,052
Advances from Construction Joint Ventures                                                 23,635                34,830
Deferred Contract Revenue                                                                 22,908                23,443
Accrued Expenses                                                                          27,198                32,778
                                                                                 ----------------      ----------------
       Total Current Liabilities                                                 $       256,530       $       293,800
                                                                                 ----------------      ----------------

Deferred Income Taxes and Other Liabilities                                      $        57,082       $        52,663
                                                                                 ----------------      ----------------

Long-Term Debt, including real estate development debt of $3,661 in 1996
and $3,660 in 1995                                                               $        94,631       $        84,155
                                                                                 ----------------      ----------------

Minority Interest                                                                $         2,932       $         3,027
                                                                                 ----------------      ----------------

Stockholders' Equity:
  Preferred Stock                                                                $           100       $           100
  Series A Junior Participating Preferred Stock                                             ---                   ---
  Common Stock                                                                             4,985                 4,985
  Paid-In Surplus                                                                         57,626                57,659
  Retained Earnings                                                                       53,018                52,062
  ESOT Related Obligations                                                                (3,976)               (4,965)
                                                                                 ----------------      ----------------
                                                                                 $       111,753       $       109,841
  Less - Treasury Stock                                                                    4,166                 4,235
                                                                                 ----------------      ----------------
       Total Stockholders' Equity                                                $       107,587       $       105,606
                                                                                 ----------------      ----------------

                                                                                 $       518,762       $       539,251
                                                                                 ================      ================

The accompanying notes are an integral part of these financial statements.



                       PERINI CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In Thousands, Except Per Share Data)



                                                                                               THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                              ---------------
                                                                                          1996                 1995
                                                                                    ---------------      ---------------
REVENUES FROM OPERATIONS:

    Construction                                                                    $      258,515       $      253,326
    Real Estate                                                                             11,514                9,763
                                                                                    ---------------      ---------------
        TOTAL REVENUES FROM OPERATIONS                                              $      270,029       $      263,089
                                                                                    ---------------      ---------------
COST AND EXPENSES:

    Cost of Operations                                                              $      258,250       $      250,916
    General, Administrative and Selling Expenses                                             8,134                9,145
                                                                                    ---------------      ---------------
                                                                                    $      266,384       $      260,061
                                                                                    ---------------      ---------------
INCOME FROM OPERATIONS                                                              $        3,645       $        3,028

    Other Income (Expense), Net                                                               (336)                 348
    Interest Expense                                                                        (1,707)              (2,119)
                                                                                    ---------------      ---------------
Income Before Income Taxes                                                          $        1,602       $        1,257

    Provision for Income Taxes (Note 2)                                                        115                  385
                                                                                    ---------------      ---------------
NET INCOME                                                                          $        1,487       $          872
                                                                                    ===============      ===============


EARNINGS PER COMMON SHARE (Note 3)                                                  $         0.20       $         0.08
                                                                                    ===============      ===============
DIVIDENDS PER COMMON SHARE (Note 4)                                                 $         ---        $         ---
                                                                                    ===============      ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 3)                                      4,722,672            4,510,329
                                                                                    ===============      ===============



The accompanying notes are an integral part of these financial statements.


                       PERINI CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (In Thousands)




                                                                                                 THREE MONTHS
                                                                                                ENDED MARCH 31,
                                                                                                ---------------
                                                                                            1996                1995
                                                                                       --------------      --------------
Cash Flows from Operating Activities:
Net Income                                                                             $       1,487       $         872
Adjustments to reconcile net income to net cash provided from operating activities:
  Depreciation and amortization                                                                  666                 686
  Noncurrent deferred taxes and other liabilities                                              4,419              (4,959)
  Distributions greater (less) than earnings of joint ventures and affiliates                     44              (3,612)
  Cash provided from (used by) changes in components of working capital other
    than cash, notes payable and current maturities of long-term debt                        (38,971)             27,874
  Real estate development investments other than joint ventures                                   79                 365
  Other non-cash items, net                                                                       15                  79
                                                                                       --------------      --------------

    NET CASH (USED BY) PROVIDED FROM OPERATING ACTIVITIES                              $     (32,261)      $      21,305
                                                                                       --------------      --------------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment                                         $         737       $       1,925
  Cash distributions of capital from unconsolidated joint ventures                             1,820               1,010
  Acquisition of property and equipment                                                         (391)               (216)
  Improvements to land held for sale or development                                              (13)                (27)
  Improvements to real estate properties used in operations                                     (110)                (32)
  Capital contributions to unconsolidated joint ventures                                      (6,763)             (3,946)
  Advances to real estate joint ventures, net                                                   (729)             (2,275)
  Investments in other activities                                                               (123)                102
                                                                                       --------------      --------------

    NET CASH USED BY INVESTING ACTIVITIES                                              $      (5,572)      $      (3,459)
                                                                                       --------------      --------------

Cash Flows from Financing Activities:
  Proceeds of long-term debt                                                           $      14,211       $       3,409
  Repayment of long-term debt                                                                   (352)             (2,264)
  Cash dividends paid                                                                           ---                 (531)
  Treasury stock issued                                                                           36                 203
                                                                                       --------------      --------------

    NET CASH PROVIDED FROM FINANCING ACTIVITIES                                        $      13,895       $         817
                                                                                       --------------      --------------

Net Increase (Decrease) in Cash                                                        $     (23,938)      $      18,663

Cash at Beginning of Year                                                                     29,059               7,841
                                                                                       --------------      --------------

Cash at End of Period                                                                  $       5,121       $      26,504
                                                                                       ==============      ==============


Supplemental Disclosures of Cash paid during the period for:

     Interest                                                                          $       1,599       $       2,179
                                                                                       ==============      ==============
     Income tax payments (refunds)                                                     $         (57)      $       1,175
                                                                                       ==============      ==============


The accompanying notes are an integral part of these financial statements.

                       PERINI CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



(1)     Significant Accounting Policies

        The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note (1) to such financial statements included in Form 10-K for the year ended December 31, 1995. The Company has made no significant change in these policies during 1996.

(2)     Provision For Income Taxes

        The lower-than-normal tax rate in 1996 reflects the realization of a portion of the tax benefit not recognized in 1995 due to certain accounting limitations. The lower-than-normal tax rate in 1995 is due to a tax benefit realized.

(3)     Per Share Data

        Computations of earnings per common share amounts are based on the weighted average number of the Company's common shares outstanding during the periods presented. Earnings per common share reflect the effect of preferred dividends accrued during both the 1996 and 1995 three month periods ended March 31, of $531,000. Common stock equivalents related to additional shares of common stock issuable upon exercise of stock options have not been included since their effect would be antidilutive. Per share data on a fully diluted basis is not presented because the effect of conversion of the Company's depositary convertible exchangeable preferred shares into common stock is also antidilutive.

(4)     Cash Dividends

        There were no cash dividends on common stock declared or paid during the periods presented in the consolidated condensed financial statements presented herein. As previously disclosed, in conjunction with the covenants of the Company's Amended Revolving Credit Agreement, the Company is required to suspend the payment of quarterly dividends on its preferred stock until the Bridge Loan commitment is no longer outstanding, if a default exists under the terms of the Amended Revolving Credit Agreement, or if the ratio of long-term debt to equity exceeds 50%. Therefore, the dividends on preferred stock that normally would have been declared during December of 1995 and March of 1996, and payable on March 15 and June 15, 1996, respectively, have not been declared (although they have been fully accrued due to the "cumulative" feature of the preferred stock).

(5)     Opinion

        The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1996 and December 31, 1995 and results of operations and cash flows for the three month periods ended March 31, 1996 and 1995. The results of operations for the three month period ended March 31, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996 because the Company's results generally consist of a limited number of large transactions in both construction and real estate. Therefore, such results can vary depending on the timing of transactions and the profitability of projects being reported.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS



RESULTS OF OPERATIONS
- ---------------------

Revenues increased $6.9 million (or 2.6%), from $263.1 million in 1995 to $270 million in 1996. This increase resulted from increased construction revenues of $5.2 million (or 2.0%), from $253.3 million in 1995 to $258.5 million in 1996, due primarily to an increase in revenues from heavy construction operations of $17.3 million (or 27%), from $63 million in 1995 to $80.3 million in 1996, which was partially offset by a decrease in revenues from building construction operations of $12.1 million (or 6%), from $190.3 million in 1995 to $178.2 million in 1996. These revenue fluctuations reflect the timing in the start-up of new construction projects, in particular certain fast track hotel/casino projects in various parts of the United States as well as certain long-term infrastructure rehabilitation projects. Revenues from real estate operations increased $1.7 million, from $9.8 million in 1995 to $11.5 million in 1996 due primarily to an increase in condominium sales in Georgia.

In spite of the modest increase in revenues, the total gross profit decreased slightly, from $12.2 million in 1995 to $11.8 million in 1996, primarily due to an overall decrease in gross profit from construction operations of $.6 million (or 5%), from $12.3 million in 1995 to $11.7 million in 1996. This decrease is due to lower overall profit margins experienced in 1996 in several building and heavy construction operating units as a result of the completion in 1995 of several successful construction projects, including a major hotel/casino project in Nevada, plus a lower than anticipated margin in 1996 on a casino project in Iowa. This gross profit decrease was partially offset by a $.2 million increase in gross profit from real estate operations due primarily to the increase in condominium sales referred to above.

General, administrative and selling expenses decreased by $1.0 million (or 11%), from $9.1 million in 1995 to $8.1 million in 1996 primarily due to certain insurance allocations to projects as well as continued emphasis on reducing overall Company overhead expenses in conjunction with the Company's re-engineering efforts commenced in prior years and the continuation of the gradual down-sizing of the Company's real estate operations.

Other income decreased $.7 million, from income of $.4 million in 1995 to a loss of $.3 million in 1996 primarily due to a $.4 million non-recurring gain on the sale of certain underutilized operating facilities, including a quarry, in 1995.

Interest expense decreased by $.4 million (or 19%), from $2.1 million in 1995 to $1.7 million in 1996 due to a lower average level of borrowings during 1996 as well as lower effective interest rates.

The lower than normal tax rate in 1996 is due to the utilization of tax loss carry forwards from 1995. Because of certain accounting limitations, the Company was not able to recognize a portion of the tax benefit related to the operating loss experienced in fiscal 1995. Therefore, approximately $20 million of future pretax earnings, including the earnings achieved in the first quarter of 1996, should benefit from minimal tax charges. The lower than normal tax rate in 1995 is due to a tax benefit realized that related to the sale of certain underutilized operating facilities referred to above.

FINANCIAL CONDITION
- -------------------

Working capital increased $15.8 million, from $36.5 million at the end of 1995 to $52.3 million at March 31, 1996, the highest level in recent years. The current ratio increased from 1.12:1 to 1.20:1 during this same period.

During the first three months of 1996 the Company used $30.3 million of cash for operating activities, primarily to fund cash requirements on construction projects. In addition, the Company used $5.6 million of cash for investing activities, primarily for working capital contributions to construction joint ventures. The sources of these funds were $14.0 million from financing activities, primarily from net borrowings, and $23.9 million from cash on hand.

Long-term debt at March 31, 1996 was $94.6 million, an increase of $10.4 million from December 31, 1995. The long-term debt to equity ratio at March 31, 1996 was
 .88 to 1, compared to .80 to 1 at December 31, 1995.

In addition to internally generated funds, the Company has access to additional funds under its $114.5 million long-term Credit Agreement. Effective February 26, 1996, the Company entered into a Bridge Loan Agreement for an additional $15 million through July 31, 1996. At March 31, 1996 there was $13.4 million available under the Company's long-term credit facility and $15 million available under the Bridge Loan Agreement. Management believes that cash generated from operations, existing credit lines and additional borrowings should probably be adequate to meet the Company's funding requirements for at least the next twelve months. However, the withdrawal of many commercial lending sources from both the real estate and construction markets and/or restrictions on new borrowings and extensions on maturing loans by these same sources cause uncertainties in predicting liquidity.

Part II. - Other Information
- ----------------------------


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









                              Perini Corporation
                              ------------------
                              Registrant


Date:  May 14, 1996           /s/ John H. Schwarz
                              -------------------
                              John H. Schwarz, Executive Vice President,
                              Finance and Administration


Date:  May 14, 1996           /s/ Barry R. Blake
                              ------------------
                              Barry R. Blake, Vice President and Controller