Form 10-Q
period 1996-06-30
PERINI CORP
filed 1996-08-14
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996

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

Yes   X     No

Number of shares of common stock of registrant  outstanding  at August 12, 1996:
4,847,853

                        PERINI CORPORATION & SUBSIDIARIES

                                      INDEX



                                                                                                       Page Number
                                                                                                       -----------


Part I. -         Financial Information:

                  Item 1.  Financial Statements

                               Consolidated Condensed Balance Sheets -                                   3
                               June 30, 1996 and December 31, 1995

                               Consolidated Condensed Statements of Income -                             4
                               Three Months and Six Months ended June 30, 1996 and 1995

                               Consolidated Condensed Statements of Cash Flows -                         5
                               Six Months ended June 30, 1996 and 1995

                               Notes to Consolidated Condensed Financial Statements                      6 - 7

                  Item 2.  Management's Discussion and Analysis of the Consolidated                      8 - 9

                               Financial Condition and Results of Operations

Part II. -        Other Information:

                  Item 1.  Legal Proceedings                                                            10

                  Item 2.  Changes in Securities                                                        10

                  Item 3.  Defaults Upon Senior Securities                                              10

                  Item 4.  Submission of Matters to a Vote of Security Holders                          10

                  Item 5.  Other Information                                                            11

                  Item 6.  Exhibits and Reports on Form 8-K                                             11

                  Signatures                                                                            12


                       PERINI CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
               JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995 (1)
                                 (In Thousands)

                                     ASSETS
                                                                                     JUNE 30,              DEC. 31,
                                                                                       1996                  1995
                                                                                 ----------------      ----------------
Cash                                                                             $        12,999       $        29,059
Accounts and Notes Receivable                                                            172,183               180,978
Unbilled Work                                                                             36,444                28,304
Construction Joint Ventures                                                               64,510                61,846
Real Estate Inventory, at the lower of cost or market                                     13,046                14,933
Deferred Tax Asset                                                                        13,973                13,039
Other Current Assets                                                                       6,336                 2,186
                                                                                 ----------------      ----------------
       Total Current Assets                                                      $       319,491       $       330,345
                                                                                 ----------------      ----------------

Land Held for Sale or Development                                                $        41,237       $        41,372
Investments in and Advances to Real Estate Joint Ventures                                151,088               148,225
Real Estate Properties Used in Operations                                                  2,983                 2,964
Other                                                                                        189                   302
                                                                                 ----------------      ----------------
       Total Real Estate Development Investments                                 $       195,497       $       192,863
                                                                                 ----------------      ----------------

Other Assets                                                                     $         4,002       $         3,477
                                                                                 ----------------      ----------------
Property and Equipment, less Accumulated Depreciation of $23,324 in 1996
and $27,299 in 1995                                                              $        11,487       $        12,566
                                                                                 ----------------      ----------------
                                                                                 $       530,477       $       539,251
                                                                                 ================      ================
                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Maturities of Long-Term Debt                                             $         6,800       $         5,697
Accounts Payable                                                                         186,333               197,052
Advances from Construction Joint Ventures                                                 30,395                34,830
Deferred Contract Revenue                                                                 24,740                23,443
Accrued Expenses                                                                          20,704                32,778
                                                                                 ----------------      ----------------
       Total Current Liabilities                                                 $       268,972       $       293,800
                                                                                 ----------------      ----------------

Deferred Income Taxes and Other Liabilities                                      $        55,494       $        52,663
                                                                                 ----------------      ----------------

Long-Term Debt, including real estate development debt of $3,501 in 1996
and $3,660 in 1995                                                               $        92,941       $        84,155
                                                                                 ----------------      ----------------

Minority Interest                                                                $         2,919       $         3,027
                                                                                 ----------------      ----------------

Stockholders' Equity:
  Preferred Stock                                                                $           100       $           100
  Series A Junior Participating Preferred Stock                                              ---                   ---
  Common Stock                                                                             4,985                 4,985
  Paid-In Surplus                                                                         56,762                57,659
  Retained Earnings                                                                       54,511                52,062
  ESOT Related Obligations                                                                (3,976)               (4,965)
                                                                                 ----------------      ----------------
                                                                                 $       112,382       $       109,841
  Less - Treasury Stock                                                                    2,231                 4,235
                                                                                 ----------------      ----------------
       Total Stockholders' Equity                                                $       110,151       $       105,606
                                                                                 ----------------      ----------------

                                                                                 $       530,477       $       539,251
                                                                                 ================      ================

The accompanying notes are an integral part of these financial  statements.
(1)  Derived from the audited December 31, 1995 financial statements.

                       PERINI CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In Thousands, Except Per Share Data)



                                                                    THREE MONTHS                            SIX MONTHS
                                                                   ENDED JUNE 30,                         ENDED JUNE 30,
                                                                   --------------                         --------------

                                                             1996                 1995               1996                1995
                                                        ---------------      ---------------    ---------------    ----------------
REVENUES FROM OPERATIONS:

    Construction                                        $      307,238       $      293,701     $      565,753     $       547,027
    Real Estate                                                  9,254               13,260             20,768              23,023
                                                        ---------------      ---------------    ---------------    ----------------
        TOTAL REVENUES FROM OPERATIONS                  $      316,492       $      306,961     $      586,521     $       570,050
                                                        ---------------      ---------------    ---------------    ----------------
COST AND EXPENSES:

    Cost of Operations                                  $      302,810       $      294,543     $      561,060     $       545,459
    General, Administrative and Selling Expenses                 8,522                9,013             16,656              18,158
                                                        ---------------      ---------------    ---------------    ----------------
                                                        $      311,332       $      303,556     $      577,716     $       563,617
                                                        ---------------      ---------------    ---------------    ----------------
INCOME FROM OPERATIONS                                  $        5,160       $        3,405     $        8,805     $         6,433

    Other Income (Expense), Net                                    (33)                (112)              (369)                236
    Interest Expense                                            (2,768)              (1,824)            (4,475)             (3,943)
                                                        ---------------      ---------------    ---------------    ----------------
Income Before Income Taxes                              $        2,359       $        1,469     $        3,961     $         2,726

    Provision for Income Taxes (Note 2)                            335                  583                450                 968
                                                        ---------------      ---------------    ---------------    ----------------
NET INCOME                                              $        2,024       $          886     $        3,511     $         1,758
                                                        ===============      ===============    ===============    ================


EARNINGS PER COMMON SHARE (Note 3)                      $         0.31       $         0.08     $         0.51     $          0.15
                                                        ===============      ===============    ===============    ================
DIVIDENDS PER COMMON SHARE (Note 4)                     $         ---        $         ---      $         ---      $          ---
                                                        ===============      ===============    ===============    ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 3)          4,785,537            4,668,195          4,758,440           4,599,784
                                                        ===============      ===============    ===============    ================

The accompanying notes are an integral part of these financial statements.

                       PERINI CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (In Thousands)




                                                                                                   SIX MONTHS
                                                                                                 ENDED JUNE 30,
                                                                                            1996                1995
                                                                                       --------------      --------------
Cash Flows from Operating Activities:
Net Income                                                                             $       3,511       $       1,758
Adjustments to reconcile net income to net cash provided from operating activities:
  Depreciation and amortization                                                                1,329               1,255
  Noncurrent deferred taxes and other liabilities                                              2,831              (8,687)
  Distributions greater (less) than earnings of joint ventures and affiliates                  2,735               6,099
  Cash provided from (used by) changes in components of working capital other
    than cash, notes payable and current maturities of long-term debt                        (32,851)             24,036
  Real estate development investments other than joint ventures                                  411               2,371
  Other non-cash items, net                                                                     (978)             (1,104)
                                                                                       --------------      --------------

    NET CASH (USED BY) PROVIDED FROM OPERATING ACTIVITIES                              $     (23,012)      $      25,728
                                                                                       --------------      --------------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment                                         $       1,210       $       2,788
  Cash distributions of capital from unconsolidated joint ventures                             4,182              14,848
  Acquisition of property and equipment                                                         (783)               (722)
  Improvements to land held for sale or development                                              (62)                (55)
  Improvements to real estate properties used in operations                                     (111)               (119)
  Capital contributions to unconsolidated joint ventures                                      (7,248)            (16,251)
  Advances to real estate joint ventures, net                                                 (1,664)             (3,168)
  Investments in other activities                                                               (557)                 176
                                                                                       --------------      --------------

    NET CASH USED BY INVESTING ACTIVITIES                                              $      (5,033)      $      (2,503)
                                                                                       --------------      --------------

Cash Flows from Financing Activities:
  Proceeds of long-term debt                                                           $      11,593       $       3,639
  Repayment of long-term debt                                                                   (715)             (2,872)
  Cash dividends paid                                                                            ---              (1,062)
  Treasury stock issued                                                                        1,107               2,241
                                                                                       --------------      --------------

    NET CASH PROVIDED FROM FINANCING ACTIVITIES                                        $      11,985       $       1,946
                                                                                       --------------      --------------

Net Increase (Decrease) in Cash                                                        $     (16,060)      $      25,171

Cash at Beginning of Year                                                                     29,059               7,841
                                                                                       --------------      --------------
Cash at End of Period                                                                  $      12,999       $      33,012
                                                                                       ==============      ==============


Supplemental Disclosures of Cash paid during the period for:

     Interest                                                                          $       4,118       $       4,027
                                                                                       ==============      ==============
     Income tax payments                                                               $         183       $         143
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

(3)     PER SHARE DATA
        Computations of earnings per common share amounts are based on the weighted average number of the Company's common shares outstanding during the periods presented. Earnings per common share reflect the effect of preferred dividends accrued during both the 1996 and 1995 three and six month periods ended June 30, of $531,000 and $1,062,000, respectively. Common stock equivalents related to additional shares of common stock issuable upon exercise of stock options have not been included since their effect would be antidilutive. Per share data on a fully diluted basis is not presented because the effect of conversion of the Company's depositary convertible exchangeable preferred shares into common stock is also antidilutive.

(4)     CASH DIVIDENDS
        There were no cash dividends on common stock declared or paid during the periods presented in the consolidated condensed financial statements presented herein. As previously disclosed in the 1995 Form 10-K, in conjunction with the covenants of the Company's Amended Revolving Credit Agreement, the Company is required to suspend the payment of quarterly dividends on its preferred stock until the Bridge Loan commitment is no longer outstanding, if a default exists under the terms of the Amended Revolving Credit Agreement, or if the ratio of long-term debt to equity exceeds 50%. Therefore, the dividends on preferred stock that normally would have been declared during December of 1995 and March and June of 1996, and payable on March 15, June 15, and September 15, 1996, respectively, have not been declared (although they have been fully accrued due to the "cumulative" feature of the preferred stock).

(5)     CAPITALIZATION
        In addition to its $114.5 million revolving credit agreement, effective February 26, 1996, the Company entered into a Bridge Loan Agreement with its revolver banks to borrow up to an additional $15 million through July 31, 1996 at an interest rate of prime plus 2%. The Bridge Loan Agreement provides for, among other things, interim mandatory reductions in the amount of the commitment equal to the net proceeds from the sale of collateral not included in the Company's 1996 budget and 50% of the net proceeds from any new equity. Effective July 31, 1996, the Bridge Loan Agreement was extended through September 30, 1996. Additionally, in July 1996, the Company announced that it had entered into an agreement with an investor group led by Richard C. Blum & Associates, L. P. of San Francisco, California, for a $30 million investment in the form of a new issuance of 150,150 shares of cumulative convertible junior preferred stock in the Company. The preferred stock will be convertible into shares of common stock of the Company at a conversion price of $10.50 per share. The issuance and listing of any such common stock on the American Stock Exchange is subject to shareholder ratification of the transaction at the next Annual Meeting of the Company. The preferred shares will carry voting rights representing approximately 37% of the outstanding common shares and will also entitle the investor group to the appointment of three members of the Company's Board of Directors. The investment agreement is subject to satisfactory renegotiation of credit facilities with the Company's bank group and certain other conditions, including the completion of due diligence. Subject to the satisfaction of closing conditions, the Company expects to be able to close the transaction by early October.

(6)     MANAGEMENT'S OPINION
        The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1996 and December 31, 1995 and results of operations and cash flows for the six month periods ended June 30, 1996 and 1995. The results of operations for the six month period ended June 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996 because the Company's results generally consist of a limited number of large transactions in both construction and real estate. Therefore, such results can vary depending on the timing of transactions and the profitability of projects being reported.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

RESULTS OF OPERATIONS
- ---------------------

    Comparison of the Second Quarter of 1996 with the Second Quarter of 1995
    ------------------------------------------------------------------------

Revenues increased $9.5 million (or 3.1%), from $307 million in 1995 to $316.5 million in 1996. This increase resulted from increased construction revenues of $13.5 million (or 4.6%), from $293.7 million in 1995 to $307.2 million in 1996, due primarily to an increase in revenues from heavy operations of $31.9 million (or 44%), from $71.8 million in 1995 to $103.7 million in 1996. This increase was due primarily to the favorable impact of several large infrastructure projects under way in late 1995, primarily in the metropolitan New York area. This increase was partially offset by a decrease in revenues from building operations of $18.4 million (or 8.3%), from $221.9 million in 1995 to $203.5 million in 1996 due primarily to the timing in the start-up of certain fast track hotel/casino projects in 1996 in various parts of the United States. In addition, revenues from real estate operations decreased $4 million, from $13.3 million in 1995 to $9.3 million in 1996 due to fewer land sales.

Total gross profit increased $1.3 million (or 10.5%), from $12.4 million in 1995 to $13.7 million in 1996 due to an overall increase in gross profit from construction operations of $1.5 million (or 11.9%), from $12.6 million in 1995 to $14.1 million in 1996. This increase primarily reflects the increase in heavy construction revenues referred to above and the normally higher margins available in higher risk, heavy construction work. The favorable profit impact of several large infrastructure projects under way in late 1995, primarily in the metropolitan New York area, more than offset the negative profit impact experienced in 1996 as a result of a profit write-down on a tunnel project in the Midwest. The gross loss from real estate operations increased $.2 million, from $.2 million in 1995 to $.4 million in 1996.

The decrease in general, administrative and selling expenses of $.5 million (or 5.6%), from $9 million in 1995 to $8.5 million in 1996, resulted primarily from continued emphasis on reducing overall Company overhead expenses in conjunction with the Company's re-engineering efforts commenced in prior years and the continuation of the gradual down-sizing of the Company's real estate and environmental remediation construction operations.

Interest expense increased by $.9 million (or 47%), from $1.9 million in 1995 to $2.8 million in 1996, due to a higher average level of borrowings during 1996.

The lower than normal tax rate in 1996 is due to the utilization of tax loss carry forwards from 1995. Because of certain accounting limitations, the Company was not able to recognize a portion of the tax benefit related to the operating loss experienced in fiscal 1995. Therefore, approximately $20 million of future pretax earnings, including the earnings achieved in the second quarter of 1996, should benefit from minimal tax charges.

   Comparison of the Six Months Ended June 30, 1996 with the Six Months Ended
                                 June 30, 1995
                                 -------------

Revenues increased $16.4 million (or 2.9%), from $570.1 million in 1995 to $586.5 million in 1996. This increase resulted from increased construction revenues of $18.6 million (or 3.4%), from $547.1 million in 1995 to $565.7 million in 1996, due primarily to an increase in revenues from heavy construction operations of $49.1 million (or 36.4%), from $134.9 million in 1995 to $184 million in 1996, which was partially offset by a decrease in revenues from building construction operations of $30.5 million (or 7.4%), from $412.2 million in 1995 to $381.7 million in 1996. These revenue fluctuations reflect the timing in the start-up of new construction projects, in particular certain fast track hotel/casino projects in various parts of the United States as well as certain long-term infrastructure rehabilitation projects. Revenues from real estate operations decreased $2.2 million, from $23 million in 1995 to $20.8 million in 1996 due primarily to fewer land sales in Arizona and Florida.

Along with the modest increase in revenues, the total gross profit increased slightly, from $24.6 million in 1995 to $25.5 million in 1996, due to an overall increase in gross profit from construction operations of $.9 million (or 3.6%), from $24.9 million in 1995 to $25.8 million in 1996. Overall gross profit margins on both building and heavy construction operations in 1996 were comparable with those experienced in 1995. The favorable profit impact of several large infrastructure projects under way in late 1995, primarily in the metropolitan New York area, largely offset the negative profit impact experienced in 1996 as a result of a profit write-down on a tunnel project in the Midwest. Real estate operations experienced a gross loss of $.3 million in both years.

General, administrative and selling expenses decreased by $1.5 million (or 8.2%), from $18.2 million in 1995 to $16.7 million in 1996 primarily due to continued emphasis on reducing overall Company overhead expenses in conjunction with the Company's re-engineering efforts commenced in prior years and the continuation of the gradual down-sizing of the Company's real estate and environmental remediation construction operations.

Other income decreased $.6 million, from income of $.2 million in 1995 to a loss of $.4 million in 1996, primarily due to a lower gain on sale of fixed assets and lower interest income earned in 1996, plus higher bank charges experienced in 1996 in conjunction with the Company's renegotiation of certain provisions of its Revolving Credit Agreement and the new Bridge Loan Agreement.

Interest expense increased by $.5 million (or 13%), from $4 million in 1995 to $4.5 million in 1996 due to a higher average level of borrowings during 1996.

The lower than normal tax rate in 1996 is due to the utilization of tax loss carry forwards from 1995. Because of certain accounting limitations, the Company was not able to recognize a portion of the tax benefit related to the operating loss experienced in fiscal 1995. Therefore, approximately $20 million of future pretax earnings, including the earnings achieved in the first half of 1996, should benefit from minimal tax charges.

FINANCIAL CONDITION
- -------------------

Working capital increased $14 million, from $36.5 million at the end of 1995 to $50.5 million at June 30, 1996. The current ratio increased slightly from 1.12:1 to 1.19:1 during this same period.

During the first six months of 1996 the Company used $12 million in cash provided from financing activities, primarily from net borrowings under its long-term credit facilities, plus $16.1 million from cash on hand to fund cash requirements on construction projects including $4.7 million for investments in or advances to joint ventures.

Long-term debt at June 30, 1996 was $92.9 million, an increase of $8.8 million from December 31, 1995. The long-term debt to equity ratio at June 30, 1996 was
 .84 to 1, compared to .80 to 1 at December 31, 1995.

In addition to internally generated funds, the Company has access to additional funds under its $114.5 million long-term Credit Agreement. Effective February 26, 1996, the Company entered into a Bridge Loan Agreement for an additional $15 million through July 31, 1996. Effective July 31, 1996, the Company received an extension of the Bridge Loan Agreement through September 30, 1996. Additionally, in July 1996 the Company announced that it had entered into an agreement with an investor group led by Richard C. Blum & Associates, L. P. ("RCBA") of San Francisco, California, whereby the Company would receive $30 million in cash and RCBA would receive a new issuance of 150,150 shares of cumulative convertible junior preferred stock in the Company. Subject to the satisfaction of closing conditions, including satisfactory renegotiation of credit facilities with the Company's bank group as well as the completion of due diligence, the Company expects to be able to close the transaction by early October. At June 30, 1996 there was $12.5 million available under the Company's long-term credit facility and $15 million available under the Bridge Loan Agreement. Management believes that cash generated from operations, existing credit lines and additional borrowings, as well as the anticipated proceeds from the issuance of cumulative convertible junior preferred stock referred to above, should probably be adequate to meet the Company's funding requirements for at least the next twelve months. However, the withdrawal of many commercial lending sources from both the real estate and construction markets and/or restrictions on new borrowings and extensions on maturing loans by these same sources cause uncertainties in predicting liquidity.

PART II. - OTHER INFORMATION
- ----------------------------

Item 1. - Legal Proceedings - None

Item 2. - Changes in Securities

(a)     None

(b)     None

Item 3. - Defaults Upon Senior Securities - None

Item 4. - Submission of Matters to a Vote of Security Holders

(a)     May 16, 1996 - Annual Meeting of Shareholders

(b)     Not applicable

(c)     (1)      Nominees for Class III Directors as listed in the proxy
                 statement, to hold office for a three year term, expiring in 1999 and until their successors are chosen and qualified, were elected with the following vote:


                                                              Number of Votes
                                ---------------------------------------------------------------------------
                                                          Against or                  Abstentions and
    Class III Director               For                   Withheld                   Broker Non-Votes
- --------------------------      --------------      ----------------------       --------------------------
Albert A. Dorman                  4,185,623                 87,743                        450,940
John J. McHale                    4,183,509                 89,857                        450,940
David B. Perini                   4,184,548                 88,818                        450,940

        (2) The stockholder proposal to declassify the Board of Directors so that all Directors are elected annually was defeated with the following vote:


                              Number of Votes
- ---------------------------------------------------------------------------
                           Against or                 Abstentions and
      For                   Withheld                  Broker Non-Votes
- ---------------      ----------------------      --------------------------
   1,308,914               1,788,575                     1,626,817

        (3) The stockholder proposal that all non-employee Directors receive a minimum of fifty percent of their total compensation in the form of Company stock which cannot be sold for three years was defeated with the following vote:

                              Number of Votes
- ---------------------------------------------------------------------------
                           Against or                 Abstentions and
      For                   Withheld                  Broker Non-Votes
- ---------------      ----------------------      --------------------------
    303,803                2,793,686                     1,626,817

(d)     Not applicable

Item 5. - Other Information - None

Item 6. - Exhibits and Reports on Form 8-K

(a)      Exhibits

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

                           4.4 Shareholder Rights Agreement and Certificate of Vote of Directors adopting a Shareholders Rights Plan providing for the issuance of a Series A Junior Participating Cumulative Preferred Stock purchase rights as a dividend to all shareholders of record on October 6, 1988, as amended and restated as of May 17, 1990, incorporated by reference from Current Report on Form 8-K filed on May 25, 1990.

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








                                 Perini Corporation
                                 ------------------
                                 Registrant


Date:  August 14, 1996
                                 John H. Schwarz, Executive Vice President,
                                   Finance and Administration


Date:  August 14, 1996
                                 Barry R. Blake, Vice President and Controller

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                Perini Corporation
                                ------------------
                                Registrant


Date:  August 14, 1996          /s/ John H. Schwarz
                                -------------------
                                John H. Schwarz, Executive Vice President,
                                  Finance and Administration


Date:  August 14, 1996          /s/ Barry R. Blake
                                ------------------
                                Barry R. Blake, Vice President and Controller