Form 10-Q
period 1996-09-30
PERINI CORP
filed 1996-11-14
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996

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

Yes   X     No

Number of shares of common stock of registrant outstanding at November 13, 1996:
4,898,648


                        PERINI CORPORATION & SUBSIDIARIES

                                      INDEX


                                                                                                         Page Number
                                                                                                         -----------


Part I. -         Financial Information:

                  Item 1.  Financial Statements

                               Consolidated Condensed Balance Sheets -                                        3
                               September 30, 1996 and December 31, 1995

                               Consolidated Condensed Statements of Income -                                  4
                               Three Months and Nine Months ended September 30, 1996
                               and 1995

                               Consolidated Condensed Statements of Cash Flows -                              5
                               Nine Months ended September 30, 1996 and 1995

                               Notes to Consolidated Condensed Financial Statements                           6 - 7

                  Item 2.  Management's Discussion and Analysis of the Consolidated                           8 - 11
                               Financial Condition and Results of Operations

Part II. -        Other Information:

                  Item 1.  Legal Proceedings                                                                12

                  Item 2.  Changes in Securities                                                            12

                  Item 3.  Defaults Upon Senior Securities                                                  12

                  Item 4.  Submission of Matters to a Vote of Security Holders                              12

                  Item 5.  Other Information                                                                12

                  Item 6.  Exhibits and Reports on Form 8-K                                                 12 - 13

                  Signatures                                                                                14


                       PERINI CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
            SEPTEMBER 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995 (1)
                                 (In Thousands)


                                                        ASSETS
                                                        ------
                                                                                    SEPT. 30,              DEC. 31,
                                                                                       1996                  1995
                                                                                 ----------------      ----------------
Cash                                                                             $         14,895       $        29,059
Accounts and Notes Receivable                                                             185,807               180,978
Unbilled Work                                                                              39,736                28,304
Construction Joint Ventures                                                                67,736                61,846
Real Estate Inventory, at the lower of cost or market                                      17,588                14,933
Deferred Tax Asset                                                                         18,984                13,039
Other Current Assets                                                                        6,481                 2,186
                                                                                 ----------------      ----------------
       Total Current Assets                                                      $        351,227       $       330,345
                                                                                 ----------------      ----------------

Land Held for Sale or Development                                                $         38,846       $        41,372
Investments in and Advances to Real Estate Joint Ventures                                 156,778               148,225
Real Estate Properties Used in Operations                                                       0                 2,964
Other                                                                                         189                   302
                                                                                 ----------------      ----------------
       Total Real Estate Development Investments                                 $        195,813       $       192,863
                                                                                 ----------------      ----------------

Other Assets                                                                     $          5,279       $         3,477
                                                                                 ----------------      ----------------
Property and Equipment, less Accumulated Depreciation of $23,239 in 1996
and $27,299 in 1995                                                              $         11,378       $        12,566
                                                                                 ----------------      ----------------
                                                                                 $        563,697       $       539,251
                                                                                 ================      ================

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
                                         ------------------------------------

Current Maturities of Long-Term Debt                                             $          4,482       $         5,697
Accounts Payable                                                                          196,190               197,052
Advances from Construction Joint Ventures                                                  27,771                34,830
Deferred Contract Revenue                                                                  26,584                23,443
Accrued Expenses                                                                           19,942                32,778
                                                                                 ----------------      ----------------
       Total Current Liabilities                                                 $        274,969       $       293,800
                                                                                 ----------------      ----------------

Deferred Income Taxes and Other Liabilities                                      $         59,110       $        52,663
                                                                                 ----------------      ----------------

Long-Term Debt, including real estate development debt of $5,760 in 1996
and $3,660 in 1995                                                               $        114,739       $        84,155
                                                                                 ----------------      ----------------

Minority Interest                                                                $          2,916       $         3,027
                                                                                 ----------------      ----------------

Stockholders' Equity:
  Preferred Stock                                                                $            100       $           100
  Series A Junior Participating Preferred Stock                                               ---                   ---
  Common Stock                                                                              4,985                 4,985
  Paid-In Surplus                                                                          56,751                57,659
  Retained Earnings                                                                        56,291                52,062
  ESOT Related Obligations                                                                (3,976)               (4,965)
                                                                                 ----------------      ----------------
                                                                                 $       114,151       $       109,841
  Less - Treasury Stock                                                                     2,188                 4,235
                                                                                 ----------------      ----------------
       Total Stockholders' Equity                                                $        111,963       $       105,606
                                                                                 ----------------      ----------------

                                                                                 $        563,697       $       539,251
                                                                                 ================      ================

(1) Derived from the audited December 31, 1995 financial statements. The accompanying notes are an integral part of these financial statements.



                       PERINI CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In Thousands, Except Per Share Data)


                                                                THREE MONTHS                             NINE MONTHS
                                                            ENDED SEPTEMBER 30,                      ENDED SEPTEMBER 30,
                                                            -------------------                      -------------------
                                                         1996                 1995               1996                  1995
                                                    ---------------      ---------------    ---------------      ----------------

REVENUES FROM OPERATIONS:

    Construction                                    $       319,645       $      223,643     $      885,398       $       770,670
    Real Estate                                              21,025                9,331             41,793                32,354
                                                    ---------------      ---------------    ---------------      ----------------
        TOTAL REVENUES FROM OPERATIONS              $       340,670       $      232,974     $      927,191       $       803,024
                                                    ---------------      ---------------    ---------------      ----------------
COST AND EXPENSES:

    Cost of Operations (Note 2)                     $       327,670       $      255,988     $      888,730       $       801,447
    General, Administrative and Selling Expenses              7,976                9,027             24,632                27,185
                                                    ---------------      ---------------    ---------------      ----------------
                                                    $       335,646       $      265,015     $      913,362       $       828,632
                                                    ---------------      ---------------    ---------------      ----------------
INCOME (LOSS) FROM OPERATIONS (Note 2)              $         5,024       $      (32,041)    $       13,829       $       (25,608)

    Other Income (Expense), Net                                 (13)                (323)              (382)                  (87)
    Interest Expense                                         (2,590)              (2,178)            (7,065)               (6,121)
                                                    ---------------      ---------------    ---------------      ----------------
Income (Loss) Before Income Taxes                   $         2,421       $      (34,542)    $        6,382       $       (31,816)

    (Provision) Benefit for Income Taxes (Note 3)              (110)               3,868               (560)                2,900
                                                    ---------------      ---------------    ---------------      ----------------
NET INCOME (LOSS)                                   $         2,311       $      (30,674)    $        5,822       $       (28,916)
                                                    ===============      ===============    ===============      ================


EARNINGS (LOSS) PER COMMON SHARE (Note 4)           $          0.37       $        (6.61)    $         0.88       $         (6.58)
                                                    ===============      ===============    ===============      ================
DIVIDENDS PER COMMON SHARE (Note 5)                 $           ---       $          ---     $          ---        $          ---
                                                    ===============      ===============    ===============      ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 4)       4,847,187            4,718,873          4,785,264             4,635,511
                                                    ===============      ===============    ===============      ================



The accompanying notes are an integral part of these financial statements.



                       PERINI CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (In Thousands)




                                                                                                  NINE MONTHS
                                                                                                 ENDED SEPT 30,
                                                                                                 --------------
                                                                                            1996                1995
                                                                                       --------------      --------------
Cash Flows from Operating Activities:
Net Income                                                                             $        5,822       $     (28,916)
Adjustments to reconcile net income to net cash provided from operating activities:
  Depreciation and amortization                                                                 1,938               1,782
  Noncurrent deferred taxes and other liabilities                                               6,447              11,122
  Distributions greater than earnings of joint ventures and affiliates                          2,820              11,690
  Cash provided from (used by) changes in components of working capital other
    than cash, notes payable and current maturities of long-term debt                         (46,894)             12,012
  Real estate development investments other than joint ventures                                 1,286               2,099
  Other non-cash items, net                                                                    (1,103)               (965)
                                                                                       --------------      --------------

    NET CASH (USED BY) PROVIDED FROM OPERATING ACTIVITIES                              $      (29,684)     $        8,824
                                                                                       --------------      --------------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment                                         $        1,551      $        3,130
  Cash distributions of capital from unconsolidated joint ventures                              6,732              16,248
  Acquisition of property and equipment                                                        (1,225)             (1,524)
  Improvements to land held for sale or development                                              (397)               (169)
  Improvements to real estate properties used in operations                                      (120)               (133)
  Capital contributions to unconsolidated joint ventures                                      (14,654)            (22,232)
  Advances to real estate joint ventures, net                                                  (5,706)             (6,431)
  Investments in other activities                                                              (2,158)                234
                                                                                       --------------      --------------

    NET CASH USED BY INVESTING ACTIVITIES                                              $      (15,977)     $      (10,877)
                                                                                       --------------      --------------

Cash Flows from Financing Activities:
  Proceeds of long-term debt                                                           $       32,355      $        3,234
  Repayment of long-term debt                                                                  (1,997)             (3,010)
  Cash dividends paid                                                                             ---              (1,593)
  Treasury stock issued                                                                         1,139               2,242
                                                                                       --------------      --------------

    NET CASH PROVIDED FROM FINANCING ACTIVITIES                                        $       31,497      $          873
                                                                                       --------------      --------------

Net Decrease in Cash                                                                   $      (14,164)     $       (1,180)

Cash at Beginning of Year                                                                      29,059               7,841
                                                                                       --------------      --------------

Cash at End of Period                                                                  $       14,895      $        6,661
                                                                                       ==============      ==============

Supplemental Disclosures of Cash paid during the period for:

     Interest                                                                          $        6,717      $        6,330
                                                                                       ==============      ==============
     Income tax payments                                                               $          201      $          193
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

(2)     Income (Loss) From Operations

        The three and nine month periods ended September 30, 1995 include a charge, which aggregated $25.6 million, to provide for a liability related to previously disclosed litigation discussed under "Item 1. Legal Proceedings" in the Company's Form 10-Q for the quarterly period ended September 30, 1995, and downward revisions in estimated probable recoveries on certain outstanding contract claims.

(3)     Provision For Income Taxes

        The lower than normal tax rate in 1996 is due to the realization of a portion of the Federal tax benefit resulting from the operating loss recorded in 1995. Because of certain accounting limitations, the Company was not able to recognize a portion of the tax benefit related to the operating loss experienced in fiscal 1995.

(4)     Per Share Data

        Computations of earnings per common share amounts are based on the weighted average number of the Company's common shares outstanding during the periods presented. Earnings per common share reflect the effect of preferred dividends accrued during both the 1996 and 1995 three and nine month periods ended September 30, of $531,000 and $1,593,000, respectively. Common stock equivalents related to additional shares of common stock issuable upon exercise of stock options have not been included since their effect would be antidilutive. Per share data on a fully diluted basis is not presented because the effect of conversion of the Company's depositary convertible exchangeable preferred shares into common stock is also antidilutive.

(5)     Cash Dividends

        There were no cash dividends on common stock declared or paid during the periods presented in the consolidated condensed financial statements presented herein. As previously disclosed in the 1995 Form 10-K, in conjunction with the covenants of the Company's Amended Revolving Credit Agreement, the Company is required to suspend the payment of quarterly dividends on its preferred stock until the Bridge Loan commitment is no longer outstanding, if a default exists under the terms of the Amended Revolving Credit Agreement, or if the ratio of long-term debt to equity exceeds 50%. Therefore, the dividends on preferred stock that normally would have been declared during December of 1995 and March, June and September of 1996, and payable on March 15, June 15, September 15, and December 15, 1996, respectively, have not been declared (although they have been fully accrued due to the "cumulative" feature of the preferred stock).

(6)     Capitalization

        In addition to its $114.5 million revolving credit agreement, effective February 26, 1996, the Company entered into a Bridge Loan Agreement with its revolver banks to borrow up to an additional $15 million through July 31, 1996 at an interest rate of prime plus 2%. Subsequently, the Bridge Loan Agreement has been increased to provide another $10 million of borrowing capacity at an interest rate of prime plus 4% and extended through the earlier of the closing of the below mentioned preferred stock transaction or January 31, 1997. The Revolving Credit Agreement has been renegotiated and will total $129.5 million subsequent to the closing of the preferred stock transaction. Additionally, in July 1996, the Company announced that it had entered into an agreement with an investor group led by Richard C. Blum & Associates, L. P. of San Francisco, California, for a $30 million investment in the form of a new issuance of 150,150 shares of redeemable cumulative convertible junior preferred stock in the Company. The preferred stock will be convertible into shares of common stock of the Company at a conversion price of approximately $9.68 per share. The issuance and listing of any such common stock on the American Stock Exchange is subject to shareholder ratification of the transaction at a Special Meeting of Stockholders of the Company, the date of which has not been set. The preferred shares will carry voting rights representing approximately 37% of the outstanding common shares and will also entitle the investor group to the appointment of three members to the Company's Board of Directors. Subject to the ratification of the transaction by the stockholders, the Company expects to be able to close the transaction by year end.

(7)     Management's Opinion

        The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1996 and December 31, 1995 and results of operations and cash flows for the nine month periods ended September 30, 1996 and 1995. The results of operations for the nine month period ended September 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996 because the Company's results generally consist of a limited number of large transactions in both construction and real estate. Therefore, such results can vary depending on the timing of transactions and the profitability of projects being reported.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

RESULTS OF OPERATIONS

     Comparison of the Third Quarter of 1996 with the Third Quarter of 1995
     ----------------------------------------------------------------------

Revenues increased $107.7 million (or 46.2%), from $233 million in 1995 to $340.7 million in 1996. This increase resulted from increased construction revenues of $96 million (or 42.9%), from $223.7 million in 1995 to $319.7 million in 1996, due primarily to an increase in revenues from building operations of $70 million (or 45.2%), from $154.9 million in 1995 to $224.9 million in 1996. This increase was due primarily to the timing in the start-up of certain fast track hotel/casino projects in the western United States as well as several prison/detention and medical facilities projects in the northeastern United States. Revenues from heavy operations increased by $26 million (or 37.8%), from $68.8 million in 1995 to $94.8 million in 1996 due primarily to the favorable impact of several large infrastructure projects under way in late 1995, primarily in the metropolitan New York, Boston and Los Angeles areas. In addition, revenues from real estate operations increased by $11.7 million, from $9.3 million in 1995 to $21 million in 1996 due primarily to the Company's acquisition during 1996 of an increased ownership position in The Resort at Squaw Creek joint venture in California.

Along with the increase in revenues, the total gross profit increased substantially, from a loss of $23 million in 1995 to a profit of $13 million in 1996, due to an overall increase in gross profit from construction operations of $36.4 million, from a loss of $23.2 million in 1995 to a profit of $13.2 million in 1996. The gross loss from construction operations recognized in 1995 included a pretax charge, which aggregated $25.6 million, to provide for a liability related to litigation involving a joint venture in which the Company was a minority partner, and the Washington Metropolitan Transit Authority on two subway construction projects in Washington, D.C., and downward revisions in estimated probable recoveries on certain outstanding contract claims. In addition, the 1995 gross profit was adversely impacted by an overall reduction in the profit level on a tunnel project in the Midwest. The pretax charges in 1995, coupled with the increased construction revenues in 1996 referred to above and the favorable profit impact in 1996 of several large infrastructure projects underway in late 1995, primarily in the metropolitan New York, Boston and Los Angeles areas, resulted in the substantial increase in gross profit from construction operations in 1996. Real estate operations experienced a gross loss of $.2 million in 1996 compared to a gross profit of $.2 million in 1995 due to a lower volume of condominium sales in Georgia and land sales in Arizona during 1996.

The decrease in general, administrative and selling expenses of $1.0 million (or 11.6%), from $9 million in 1995 to $8 million in 1996, resulted primarily from continued emphasis on reducing overall Company overhead expenses in conjunction with the Company's re-engineering efforts commenced in prior years, the sale in June of 1996 of Pioneer Construction, a former subsidiary of the Company located in West Virginia which performed reclamation projects on abandoned mine lands in that state, and the continuation of the down-sizing of the Company's environmental remediation construction operation.

Interest expense increased by $.4 million (or 18.9%), from $2.2 million in 1995 to $2.6 million in 1996, due to a higher average level of borrowings during 1996.

The lower than normal tax rate in 1996 is due to the realization of a portion of the Federal tax benefit resulting from the operating loss recorded in 1995. Because of certain accounting limitations, the Company was not able to recognize a portion of the tax benefit related to the operating loss experienced in fiscal 1995.

   Comparison of the Nine Months Ended September 30, 1996 with the Nine Months
                            Ended September 30, 1995
                            ------------------------

Revenues increased $124.2 million (or 15.5%), from $803 million in 1995 to $927.2 million in 1996. This increase resulted from increased construction revenues of $114.7 million (or 14.9%), from $770.7 million in 1995 to $885.4 million in 1996, due primarily to an increase in revenues from heavy construction operations of $75.1 million (or 36.9%), from $203.7 million in 1995 to $278.8 million in 1996, as well as an increase in revenues from building construction operations of $39.6 million (or 7.0%), from $567 million in 1995 to $606.6 million in 1996. These revenue fluctuations reflect the timing in the start-up of new construction projects, in particular several fast track hotel/casino projects in the western and midwestern United States, several prison/detention and medical facilities projects in the northeastern United States, and several long-term infrastructure rehabilitation projects in the metropolitan New York, Boston and Los Angeles areas. Revenues from real estate operations increased $9.5 million, from $32.3 million in 1995 to $41.8 million in 1996 due primarily to the Company's acquisition during 1996 of an increased ownership position in The Resort at Squaw Creek joint venture in California.

Along with the increase in revenues, the total gross profit increased substantially, from $1.6 million in 1995 to $38.5 million in 1996, due to an overall increase in gross profit from construction operations of $37.3 million, from $1.7 million in 1995 to $39 million in 1996. Overall gross profit margins on both building and heavy construction operations in 1996 exceeded those experienced in 1995. The marginal gross profit from construction operations recognized in 1995 included a pretax charge, which aggregated $25.6 million, to provide for a liability related to litigation involving a joint venture in which the Company was a minority partner, and the Washington Metropolitan Transit Authority on two subway construction projects in Washington, D.C., and downward revisions in estimated probable recoveries on certain outstanding contract claims as well as an overall reduction in the profit level on a tunnel project in the Midwest. These pretax charges in 1995, coupled with the increased construction revenues in 1996 referred to above and the favorable profit impact in 1996 of several large infrastructure projects underway in late 1995, primarily in the metropolitan New York, Boston and Los Angeles areas, resulted in the substantial increase in gross profit from construction operations in 1996. Real estate operations experienced a gross loss of $.5 million in 1996 compared to a gross loss of $.1 million in 1995 due to a lower volume of land sales in Florida, Arizona and Massachusetts.

General, administrative and selling expenses decreased by $2.6 million (or 9.4%), from $27.2 million in 1995 to $24.6 million in 1996 primarily due to continued emphasis on reducing overall Company overhead expenses in conjunction with the Company's re-engineering efforts commenced in prior years, the sale in June of 1996 of Pioneer Construction, a former subsidiary of the Company located in West Virginia which performed reclamation projects on abandoned mine lands in that state, and the continuation of the gradual down-sizing of the Company's real estate and environmental remediation construction operations.

Other expense increased $.3 million, from $.1 million in 1995 to $.4 million in 1996 primarily due to higher bank charges experienced in 1996 in conjunction with the Company's renegotiation of certain provisions of its Revolving Credit Agreement and Bridge Loan Agreement.

Interest expense increased by $.9 million (or 14.8%), from $6.1 million in 1995 to $7 million in 1996 due to a higher average level of borrowings during 1996.

The lower than normal tax rate in 1996 is due to the realization of a portion of the Federal tax benefit resulting from the operating loss recorded in 1995. Because of certain accounting limitations, the Company was not able to recognize a portion of the tax benefit related to the operating loss experienced in fiscal 1995.

FINANCIAL CONDITION

Working capital increased $39.7 million, from $36.5 million at the end of 1995 to $76.2 million at September 30, 1996 primarily as a result of increased borrowings under the Company's Revolving Credit Agreement. The current ratio increased from 1.12:1 to 1.28:1 during this same period.

During the first nine months of 1996 the Company used $31.5 million in cash provided from financing activities, primarily from net borrowings under its long-term credit facilities, plus $14.2 million from cash on hand to fund its construction and real estate operations, including $13.6 million for investments in or advances to joint ventures.

Long-term debt at September 30, 1996 was $114.7 million, an increase of $30.5 million from December 31, 1995. The long-term debt to equity ratio at June 30, 1996 was 1.02 to 1, compared to .80 to 1 at December 31, 1995.

The above factors reflect the Company's need to rely heavily on long-term financing arrangements to fund the current working capital requirements of its core construction business, primarily in its heavy/civil operations which typically require a long start-up period and significant up-front working capital, as well as to fund cash shortfalls experienced in its real estate operations. In addition to internally generated funds, the Company has access to funds under its $114.5 million long-term Credit Agreement. Effective February 26, 1996, the Company entered into a Bridge Loan Agreement for an additional $15 million through July 31, 1996. Subsequently, this Bridge Loan Agreement has been extended through January 31, 1997. Additionally, in July 1996 the Company announced that it had entered into an agreement with an investor group led by Richard C. Blum & Associates, L. P. of San Francisco, California, for a $30 million investment in the form of a new issuance of 150,150 shares of cumulative convertible junior preferred stock in the Company subject to certain closing conditions. Initially, the Company expected to be able to close the transaction in early October. However, certain regulations of the American Stock Exchange require shareholder approval of the transaction in advance, therefore, the anticipated closing date of the transaction is now expected by year end. At September 30, 1996 there was no borrowing capacity available under the Company's long-term credit facility and $5.8 million available under the Bridge Loan Agreement.

OUTLOOK

The statements contained in this Outlook that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Outlook are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

At least until the closing of the new equity investment discussed above, the Company's financial resources and short-term liquidity position will continue to be tight, resulting in the payment of many vendors beyond the Company's normal payment terms. In the near term, the Company intends to continue to manage its cash receipts and disbursements as effectively as possible in anticipation of closing the new equity investment and the receipt of the proceeds related thereto. In addition, the Company has been successful in extending its $15 million Bridge Loan Agreement until at least January 31, 1997 as well as in arranging for $20 million in additional borrowing capacity through its bank credit facility: $10 million via certain bonding arrangements in lieu of posting letters of credit, and $10 million via a temporary loan made available to the Company through a participation under the existing loan agreement by a group of investors led by Richard C. Blum & Associates, L. P. of San Francisco, the Company's potential new equity investor. This $10 million temporary financing will be repayable by the Company at the earlier of the completion of the proposed $30 million equity investment referred to above or January 31, 1997.

In order to generate cash and reduce the Company's dependence on bank debt to fund the working capital needs of its core construction operations as well as to lower the Company's substantial interest expense and strengthen the balance sheet in the longer term, the Company will continue to sell certain real estate assets as market opportunities present themselves; to actively pursue the favorable conclusion of various construction claims; to focus new work acquisition efforts on various niche markets and geographic areas where the Company has a proven history of success; to down-size or close operations with marginal prospects for success; to continue to restrict the payment of cash dividends on the Company's $1 par value common stock and depositary convertible exchangeable preferred stock; and to continue to seek ways to control overhead expenses. In addition, the Company is reviewing all of the Company's real estate assets and current strategies related to those assets with the possibility that a plan may be developed to generate short term liquidity of up to an additional $20 million for the Company. Currently, the Company's strategy has been to hold its real estate assets through the necessary development and stabilization periods to achieve full value. A strategy which includes earlier disposal of certain of those assets could require a write down of such assets to the lower of carrying amounts or current fair values, less costs to sell. The specific assets or timing of such sales has not yet been determined, but it is anticipated that implementation would require the Company to take a significant writedown of its real estate assets which could range from $30 million to $80 million on a pretax basis. If such a writedown were required, it is expected that it would be done during 1996 after the plan was formalized, but in advance of the actual sale of properties. Management believes that cash generated from operations, existing credit lines and additional borrowings, including the anticipated proceeds from the issuance of cumulative convertible junior preferred stock referred to above, should probably be adequate to meet the Company's funding requirements for at least the next twelve months. However, the withdrawal of many commercial lending sources from both the real estate and construction markets and/or restrictions on new borrowings and extensions on maturing loans by these same sources cause uncertainties in predicting liquidity.

PART II. - OTHER INFORMATION

Item 1. - Legal Proceedings - None

Item 2. - Changes in Securities

(a)     None

(b)     None

Item 3. - Defaults Upon Senior Securities

(a)     None

(b)     Preferred Stock, $1 par value

        As previously disclosed in the 1995 Form 10-K, in conjunction with the covenants of the Company's Amended Revolving Credit Agreement, the Company is required to suspend the payment of quarterly dividends on its depositary convertible exchangeable preferred stock until the $15 million Bridge Loan commitment is no longer outstanding, if a default exists under the terms of the Amended Revolving Credit Agreement, or if the ratio of long-term debt to equity exceeds 50%. Therefore, the dividends on the preferred stock that normally would have been declared during December of 1995 and March, June and September of 1996, and payable on March 15, June 15, September 15, and December 15, 1996, respectively, have not been declared. The total amount of dividends in arrears on the Company's preferred stock at the date of this filing is $2,125,000.

Item 4. - Submission of Matters to a Vote of Security Holders - None

Item 5. - Other Information - None

Item 6. - Exhibits and Reports on Form 8-K

(a)      Exhibits
-----------------

         Exhibit 4. Instruments Defining the Rights of Security Holders, Including Indentures

                           4.5 Stock Purchase and Sale Agreement dated as of July 24, 1996 by and among Richard C. Blum & Associates, L.P., PB Capital
                                    Partners,   L.P.,  and  Perini  Corporation,
                                    First   Amendment  to  the  Agreement  dated
                                    September 30, 1996 and October 9, 1996,  and
                                    Second  Amendment  to  the  Agreement  dated
                                    November 8, 1996 - filed herewith.

         Exhibit 10.       Material Contracts

                           10.7 Amendment No. 2 as of July 30, 1996 to the Credit Agreement dated as of December 6, 1994 and Amendment No. 1 as of July 30, 1996 to the Bridge Credit Agreement dated February 26, 1996 among Perini Corporation, the Banks listed herein, Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank of Massachusetts, as Co-Agent - filed herewith.

                           10.8 Amendment No. 2 as of September 30, 1996 to the Bridge Credit Agreement dated as of February 26, 1996 among Perini Corporation, the Banks listed herein, Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank of Massachusetts, as Co-Agent - filed herewith.

                           10.9 Amendment No. 3 as of October 2, 1996 to the Bridge Credit Agreement dated as of February 26, 1996 among Perini Corporation, the Banks listed herein, Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank of Massachusetts, as Co-Agent - filed herewith.

                           10.10 Amendment No. 4 as of October 15, 1996 to the Bridge Credit Agreement dated as of February 26, 1996 among Perini Corporation, the Banks listed herein, Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank of Massachusetts, as Co-Agent - filed herewith.

                           10.11 Amendment No. 5 as of October 21, 1996 to the Bridge Credit Agreement dated as of February 26, 1996 among Perini Corporation, the Banks listed herein, Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank of Massachusetts, as Co-Agent - filed herewith.

                           10.12 Amendment No. 6 as of October 24, 1996 to the Bridge Credit Agreement dated as of February 26, 1996 among Perini Corporation, the Banks listed herein, Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank of Massachusetts, as Co-Agent - filed herewith.

                           10.13 Amendment No. 7 as of November 1, 1996 to the Bridge Credit

                                    Agreement  dated  as of  February  26,  1996
                                    among Perini Corporation, the Banks listed herein, Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank of Massachusetts, as Co-Agent - filed herewith.

                           10.14 Amendment No. 8 as of November 4, 1996 to the Bridge Credit Agreement dated as of February 26, 1996 and Amendment No. 3 as of November 4, 1996 to the Credit Agreement dated December 6, 1994 among Perini Corporation, the Banks listed herein, Morgan Guaranty Trust Company of New York, as
                                    Agent,    and   Fleet   National   Bank   of
                                    Massachusetts, as Co-Agent - filed herewith.

                           10.15 Amendment No. 9 as of November 12, 1996 to the Bridge Credit Agreement dated as of February 26, 1996 and Amendment No. 4 as of November 12, 1996 to the Credit Agreement dated December 6, 1994 among Perini Corporation, the Banks listed herein, Morgan Guaranty Trust Company of New York, as
                                    Agent,    and   Fleet   National   Bank   of
                                    Massachusetts, as Co-Agent - filed herewith.

(b)      Reports on Form 8-K - None

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                              Perini Corporation
                              Registrant


Date:  November 14, 1996      /s/ John H. Schwarz
                              -------------------
                              John H. Schwarz, Executive Vice President,
                                Finance and Administration


Date:  November 14, 1996      /s/ Barry R. Blake
                              ------------------
                              Barry R. Blake, Vice President and Controller