Form 10-K/A
period 1995-12-31
PERINI CORP
filed 1996-11-21
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A


x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

     TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

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


   Title of Each Class                     Name of each exchange on
   -------------------                         which registered
                                           --------------------------

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



                               PERINI CORPORATION

                             INDEX TO ANNUAL REPORT

                                 ON FORM 10-K/A



                                                                                          PAGE
                                                                                          ----

PART I
Item 1:             Business                                                               2
Item 2:             Properties                                                            13
Item 3:             Legal Proceedings                                                     13 - 14
Item 4:             Submission of Matters to a Vote of Security Holders                   14

PART II
Item 5:             Market for the Registrant's Common Stock and Related                  15
                      Stockholder Matters
Item 6:             Selected Financial Data                                               15
Item 7:             Management's Discussion and Analysis of Financial                     16
                      Condition and Results of Operations
Item 8:             Financial Statements and Supplementary Data                           19
Item 9:             Disagreements on Accounting and Financial Disclosure                  19

PART III
Item 10:            Directors and Executive Officers of the Registrant                    20
Item 11:            Executive Compensation                                                20
Item 12:            Security Ownership of Certain Beneficial Owners and                   20
                      Management
Item 13:            Certain Relationships and Related Transactions                        20

PART IV
Item 14:            Exhibits, Financial Statement Schedules and Reports on                21
                      Form 8-K

Signatures                                                                                22


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

                                                                                                Annual Report
                                                                                                On Form 10-K
                                          Caption                                                Page Number
                                          -------                                                -----------
Selected Consolidated Financial Information                                                        Page 15

Management's Discussion and Analysis                                                               Page 16

Footnote 13 to the Consolidated Financial Statements, entitled Business                            Page 40
Segments and Foreign Operations

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

         A summary of revenues by product line for the three years ended December 31, 1995 is as follows:


                                                            Revenues (in thousands)
                                                            Year Ended December 31,
                                             ------------------------------------------------------
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


                                              Backlog (in thousands) as of December 31,
                           -----------------------------------------------------------------------------
                                    1995                      1994                      1993
                           ---------------------     ----------------------    ---------------------
Northeast                  $  749,017        49%     $  803,967        52%     $  552,035        45%
Mid-Atlantic                  179,324        12          26,408         2          34,695         3
Southeast                      33,223         2             783         -          34,980         3
Midwest                       325,055        21         293,168        19         143,961        12
Southwest                      94,725         6         174,984        11         314,058        25
West                          134,259         9         193,996        13         143,251        11
Other Foreign                  18,919         1          45,473         3          15,161         1
                           ----------       ----     ----------       ----     ----------       ----
  Total                    $1,534,522       100%     $1,538,779       100%     $1,238,141       100%
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

         Historically, a high percentage of company contracts have been of the fixed price type. Construction management contracts remain a relatively small percentage of company contracts. A summary of revenues and backlog by type of contract for the most recent three years follows:


       Revenues - Year Ended                                                   Backlog As Of
           December 31,                                                         December 31,
-----------------------------------                                 -----------------------------------
1995           1994            1993                                 1995            1994           1993
----           ----            ----                                 ----            ----           ----
 67%            54%             56%          Fixed Price             74%             68%            65%
 33             46              44           CPFF, GMP or CM         26              32             35
----           ----            ----                                 ----            ----           ----
100%           100%            100%                                 100%            100%           100%
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


                                             Revenues by Client Source

                                                         Year Ended December 31,
                                                         -----------------------
                                                1995             1994               1993
                                                ----             ----               ----
Private Owners                                   44%              44%                46%
Federal Governmental Agencies                     8               11                 12
State, Local and Foreign Governments             48               45                 42
                                                ----             ----               ----
                                                100%             100%               100%
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

ITEM 2.  PROPERTIES

        Properties applicable to the Company's real estate development activities are described in detail by geographic area in Item 1. Business on pages 7 through 12. All other properties used in operations are summarized below:

                     Owned or Leased     Approximate    Approximate Square
Principal Offices       by Perini           Acres      Feet of Office Space
-----------------    ---------------     -----------   --------------------
Framingham, MA           Owned                9              110,000
Phoenix, AZ              Leased               -               22,000
Southfield, MI           Leased               -               13,900
San Francisco, CA        Leased               -                3,500
Hawthorne, NY            Leased               -               12,500
West Palm Beach, FL      Leased               -                5,000
Los Angeles, CA          Leased               -                2,000
Las Vegas, NV            Leased               -                3,000
Atlanta, GA              Leased               -                1,700
Chicago, IL              Leased               -               14,700
Philadelphia, PA         Leased               -                2,100
                                             --              -------
                                              9              190,400
                                             ==              =======
Principal Permanent
Storage Yards
-------------------
Bow, NH                  Owned               70
Framingham, MA           Owned                6
E. Boston, MA            Owned                3
Las Vegas, NV            Leased               2
Novi, MI                 Leased               3
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

ITEM 6.  SELECTED FINANCIAL DATA



SELECTED CONSOLIDATED FINANCIAL INFORMATION

(In thousands, except per share data)


OPERATING SUMMARY                                      1995              1994             1993              1992              1991
                                                       ----              ----             ----              ----              ----

Revenues
  Construction operations                        $1,056,673        $  950,884       $1,030,341        $1,023,274        $  919,641
  Real estate operations                             44,395            61,161           69,775            47,578            72,267
                                                 -----------       -----------      -----------       -----------       -----------
     Total Revenues                              $1,101,068        $1,012,045       $1,100,116        $1,070,852        $  991,908
                                                 -----------       -----------      -----------       -----------       -----------

Gross Profit                                     $   14,855        $   51,797       $   52,786        $   22,189        $   60,854
General, Administrative & Selling
  Expenses                                          (37,283)          (42,985)         (44,212)          (41,328)          (48,530)
                                                 -----------       -----------      -----------       -----------       -----------
Income (Loss) From Operations                    $  (22,428)       $    8,812       $    8,574        $  (19,139)       $   12,324

Other Income (Expense), Net                             814              (856)           5,207               436             1,136
Interest Expense                                     (8,582)           (7,473)          (5,655)           (7,651)           (9,022)
                                                 -----------       -----------      -----------       -----------       -----------
Income (Loss) Before Income Taxes                $  (30,196)       $      483       $    8,126        $  (26,354)       $    4,438
(Provision) Credit for Income Taxes                   2,611              (180)          (4,961)            9,370            (1,260)
                                                 -----------       -----------      -----------       -----------       -----------
Net Income (Loss)                                $  (27,585)       $      303       $    3,165        $  (16,984)       $    3,178
                                                 -----------       -----------      -----------       -----------       -----------

Per Share of Common Stock:
  Earnings (loss)                                $    (6.38)       $     (.42)      $      .24        $    (4.69)       $      .27
                                                 -----------       -----------      -----------       -----------       -----------
  Cash dividends declared                        $    -            $    -           $    -            $    -            $    -
                                                 -----------       -----------      -----------       -----------       -----------
  Book value                                     $    17.06        $    23.79       $    24.49        $    23.29        $    28.96
                                                 -----------       -----------      -----------       -----------       -----------

Weighted Average Number
  of Common Shares Outstanding                        4,655             4,380            4,265             4,079             3,918
                                                 -----------       -----------      -----------       -----------       -----------

FINANCIAL POSITION SUMMARY

Working Capital                                  $   36,545        $   29,948       $   36,877        $   31,028        $   30,724
                                                 -----------       -----------      -----------       -----------       -----------

Current Ratio                                        1.12:1            1.13:1           1.17:1            1.14:1            1.16:1

Long-term Debt, less current
  maturities                                     $   84,155        $   76,986       $   82,366        $   85,755        $   96,294
                                                 -----------       -----------      -----------       -----------       -----------
Stockholders' Equity                             $  105,606        $  132,029       $  131,143        $  121,765        $  138,644
                                                 -----------       -----------      -----------       -----------       -----------
Ratio of Long-term Debt to Equity                     .80:1             .58:1            .63:1             .70:1             .69:1
                                                 -----------       -----------      -----------       -----------       -----------

Total Assets                                     $  539,251        $  482,500       $  476,378        $  470,696        $  498,574
                                                 -----------       -----------      -----------       -----------       -----------

OTHER DATA

Backlog at Year-end                              $1,534,522        $1,538,779       $1,238,141        $1,169,553        $1,233,958
                                                 -----------       -----------      -----------       -----------       -----------

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

        Listed below are the names, offices held, ages and business experience of all executive officers of the Company.


   Name, Offices Held and Age              Year First Elected to Present Office and Business Experience
   --------------------------              ------------------------------------------------------------

David B. Perini, Director, Chairman,       He has served as a Director, President, Chief Executive Officer and
President and Chief Executive              Acting Chairman since 1972.  He became Chairman on March 17,
Officer - 58                               1978 and has worked for the Company since 1962 in various
                                           capacities.  Prior to being elected President, he served as Vice
                                           President and General Counsel.

Richard J. Rizzo,  Executive  Vice         He has served in this capacity since January, 1994, which entails
President,  Building  Construction -       overall  responsibility for the Company's building construction
52                                         operations.  Prior thereto, he served as President of Perini Building
                                           Company (formerly known as Mardian Construction Co.) since 1985, and in various other operating capacities since 1977.

John H.  Schwarz,  Executive  Vice         He has served as  Executive  Vice President, Finance and
President, Finance and                     Administration since August,  1994, and as Chief  Executive  Officer  of
Administration  of the  Company            Perini  Land and Development  Company,  which  entails  overall
and Chief  Executive  Officer of           responsibility for the Company's real estate operations since April,
Perini Land and Development                1992.  Prior to that, he served as Vice President,  Finance and
Company - 57                               Controls of Perini Land and Development Company. Previously, he
                                           served  as  Treasurer   from  August, 1984,   and   Director  of  Corporate
                                           Planning  since May,  1982. He joined the  Company  in 1979 as  Manager  of
                                           Corporate Development.

Donald E. Unbekant, Executive Vice         He has served in this capacity since January, 1994, which entails
President,  Civil and Environmental        overall  responsibility for  the  Company's  civil  and  environmental
Construction  - 64                         construction operations. Prior thereto, he served in the Metropolitan New York
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

                                    PART IV.

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                       PERINI CORPORATION AND SUBSIDIARIES

(a)1.   The  following   financial   statements  and   supplementary   financial
        information are filed as part of this report:

                                                                                           Pages
                                                                                           -----

Financial Statements of the Registrant

Consolidated Balance Sheets as of December 31, 1995 and 1994                               23 - 24

Consolidated Statements of Operations for the three years                                  25
  ended December 31, 1995, 1994 and 1993

Consolidated Statements of Stockholders' Equity for the                                    26
  three years ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows for the three years ended                            27 -28
  December 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements                                                 29-41

Report of Independent Public Accountants                                                   42

(a)2.   The following financial statement schedules are filed as part of this report:

Report of Independent Public Accountants on Schedule                                       43

Schedule II -- Valuation and Qualifying Accounts and Reserves                              44


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

                               PERINI CORPORATION
                                  (Registrant)


Dated:  November 21, 1996      s/David B. Perini
                               -----------------
                               David B. Perini
                               Chairman, President and Chief Executive Officer



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




                      Signature                                     Title                            Date
                      ---------                                     -----                            ----


(i)  Principal Executive Officer
     David B. Perini                                  Chairman, President and
                                                      Chief Executive Officer
s/David B. Perini                                                                              November 21, 1996
-----------------------------------------------
David B. Perini

(ii) Principal Financial Officer
     John H. Schwarz                                  Executive Vice President,
                                                      Finance & Administration
s/John H. Schwarz                                                                              November 21, 1996
-----------------------------------------------
John H. Schwarz

(iii) Principal Accounting Officer
      Barry R. Blake                                  Vice President and
                                                      Controller
s/Barry R. Blake                                                                               November 21, 1996
-----------------------------------------------
Barry R. Blake

(iv)  Directors


       David B. Perini          )
       Joseph R. Perini         ) By
       Richard J. Boushka       )
       Marshall M. Criser       )  s/David B. Perini
                                  ------------------
       Thomas E. Dailey         ) David B. Perini
       Albert A. Dorman         )
       Arthur J. Fox, Jr.       ) Attorney in Fact
       John J. McHale           ) Dated:    November 21, 1996
       Jane E. Newman           )
       Bart W. Perini           )



Consolidated Balance Sheets
December 31, 1995 and 1994

(In thousands except per share data)

Assets

                                                                                                 1995         1994
                                                                                                 ----         ----
CURRENT ASSETS:
  Cash, including cash equivalents of $29,059 and $3,518 (Note 1)                            $ 29,059     $  7,841
  Accounts and notes receivable, including retainage of $69,884 and $63,344                   180,978      151,620
  Unbilled work (Note 1)                                                                       28,304       20,209
  Construction joint ventures (Notes 1 and 2)                                                  61,846       66,346
  Real estate inventory, at the lower of cost or market (Note 1)                               14,933       11,525
  Deferred tax asset (Notes 1 and 5)                                                           13,039        6,066
  Other current assets                                                                          2,186        3,041
                                                                                             --------     --------
    Total current assets                                                                     $330,345     $266,648
                                                                                             --------     --------

REAL ESTATE DEVELOPMENT INVESTMENTS:
  Land held for sale or development (including land development costs) at
    the lower of cost or market (Note 1)                                                     $ 41,372     $ 43,295
  Investments in and advances to real estate joint ventures
    (Notes 1, 2 and 11)                                                                       148,225      148,843
  Real estate properties used in operations, less accumulated depreciation
    of $3,444 and $3,698                                                                        2,964        6,254
  Other                                                                                           302           80
                                                                                             --------     --------
    Total real estate development investments                                                $192,863     $198,472
                                                                                             --------     --------

PROPERTY AND EQUIPMENT, at cost:
  Land                                                                                       $    809     $  1,134
  Buildings and improvements                                                                   13,548       13,653
  Construction equipment                                                                       15,597       15,249
  Other equipment                                                                               9,911       12,552
                                                                                             --------     --------
                                                                                             $ 39,865     $ 42,588
  Less - Accumulated depreciation (Note 1)                                                     27,299       29,082
                                                                                             --------     --------
    Total property and equipment, net                                                        $ 12,566     $ 13,506
                                                                                             --------     --------

OTHER ASSETS:
  Other investments                                                                          $  1,839     $  2,174
  Goodwill (Note 1)                                                                             1,638        1,700
                                                                                             --------     --------
    Total other assets                                                                       $  3,477     $  3,874
                                                                                             --------     --------

                                                                                             $539,251     $482,500
                                                                                             ========     ========

The accompanying notes are an integral part of these financial statements.





Liabilities and Stockholders' Equity


                                                                                                   1995           1994
                                                                                                   ----           ----
CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 4)                                                $  5,697       $  5,022
  Accounts payable, including retainage of $58,749 and $52,224                                  197,052        148,055
  Advances from construction joint ventures (Note 2)                                             34,830          8,810
  Deferred contract revenue (Note 1)                                                             23,443         38,929
  Accrued expenses                                                                               32,778         35,884
                                                                                               ---------      --------
    Total current liabilities                                                                  $293,800       $236,700
                                                                                               ---------      --------

DEFERRED INCOME TAXES AND OTHER LIABILITIES (Notes 1, 5 & 6)                                     52,663       $ 33,488
                                                                                               ---------      --------

LONG-TERM DEBT, less current maturities included above (Note 4):
  Real estate development                                                                      $  3,660       $  6,502
  Other                                                                                          80,495         70,484
                                                                                               ---------      --------
    Total long-term debt                                                                       $ 84,155       $ 76,986
                                                                                               ---------      --------

MINORITY INTEREST (Note 1)                                                                     $  3,027       $  3,297
                                                                                               ---------      --------

CONTINGENCIES AND COMMITMENTS (Note 11)

STOCKHOLDERS' EQUITY (Notes 1, 7, 8, 9 and 10):
  Preferred stock, $1 par value -
    Authorized - 1,000,000 shares
    Issued and outstanding - 100,000 shares
      ($25,000 aggregate liquidation preference)                                               $    100       $    100
  Series A junior participating preferred stock, $1 par value -
    Authorized - 200,000
    Issued - none                                                                                   -              -
  Common stock, $1 par value -
    Authorized - 15,000,000 shares
    Issued - 4,985,160 shares                                                                     4,985          4,985
  Paid-in surplus                                                                                57,659         59,001
  Retained earnings                                                                              52,062         81,772
  ESOT related obligations                                                                       (4,965)        (6,009)
                                                                                               ---------      ---------
                                                                                               $109,841       $139,849

  Less - Common stock in treasury, at cost - 265,735 shares and 490,674                           4,235          7,820
                                                                                               ---------      --------
  shares

    Total stockholders' equity                                                                 $105,606       $132,029
                                                                                               ---------      --------

                                                                                               $539,251       $482,500
                                                                                               ========       ========



Consolidated Statements of Operations
For the years ended December 31, 1995, 1994 & 1993

(In thousands, except per share data)


                                                                              1995              1994              1993
                                                                              ----              ----              ----

REVENUES (Notes 2 and 13)                                               $1,101,068        $1,012,045        $1,100,116
                                                                        -----------       -----------       -----------

COSTS AND EXPENSES (Notes 2 and 10):
  Cost of operations                                                    $1,086,213        $  960,248        $1,047,330
  General, administrative and selling expenses                              37,283            42,985            44,212
                                                                        -----------       -----------       -----------
                                                                        $1,123,496        $1,003,233        $1,091,542
                                                                        -----------       -----------       -----------

INCOME (LOSS) FROM OPERATIONS (Note 13)                                 $  (22,428)       $    8,812        $    8,574
                                                                        -----------       -----------       -----------

  Other income (expense), net (Note 6)                                         814              (856)            5,207
  Interest expense (Notes 3 and 4)                                          (8,582)           (7,473)           (5,655)
                                                                        -----------       -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES                                       $  (30,196)       $      483        $    8,126

(Provision) credit for income taxes (Notes 1 and 5)                          2,611              (180)           (4,961)
                                                                        -----------       -----------       -----------

NET INCOME (LOSS)                                                       $  (27,585)       $      303        $    3,165
                                                                        ===========       ===========       ===========


EARNINGS (LOSS) PER COMMON SHARE (Note 1)                               $    (6.38)       $     (.42)       $      .24
                                                                        ===========       ===========       ===========


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



Consolidated Statements of Cash Flows
For the years ended December 31, 1995, 1994 & 1993

(In thousands)

Cash Flows from Operating Activities:                                               1995           1994            1993
                                                                                  --------       --------        --------
Net income (loss)                                                                 $(27,585)      $    303        $  3,165

Adjustments to reconcile net income (loss) to net cash from operating activities -

  Depreciation and amortization                                                      2,769          2,879           3,515

  Non-current deferred taxes and other liabilities                                  19,175         (5,306)         11,239

  Distributions greater (less) than earnings of joint ventures
    and affiliates                                                                  12,880          2,995          (2,821)

  Gain on sale of Majestic (Note 6)                                                   -              -             (4,631)

  Cash provided from (used by) changes in components of working capital other than cash, notes payable and current maturities of long-term debt:

        (Increase) decrease in accounts receivable                                 (29,358)       (28,611)         (7,435)

        (Increase) decrease in unbilled work                                        (8,095)        (5,285)         (6,046)

        (Increase) decrease in construction joint ventures                           2,643           (662)        (10,695)

        (Increase) decrease in deferred tax asset                                   (6,973)         1,636          (7,702)

        (Increase) decrease in other current assets                                  2,109            233             133

        Increase (decrease) in accounts payable                                     48,997         35,024           3,986

        Increase (decrease) in advances from construction joint
          ventures                                                                  26,020        (14,390)         (2,056)

        Increase (decrease) in deferred contract revenue                           (15,486)        13,062             619

        Increase (decrease) in accrued expenses                                     (3,106)       (15,126)          9,543

  Real estate development investments other than joint ventures                      2,757         11,451          10,908

  Other non-cash items, net                                                         (2,174)        (3,231)         (3,299)
                                                                                  ---------      ---------       ---------
  NET CASH PROVIDED FROM (USED BY) OPERATING ACTIVITIES                           $ 24,573       $ (5,028)       $ (1,577)
                                                                                  ---------      ---------       ---------

Cash Flows from Investing Activities:

  Proceeds from sale of property and equipment                                    $  3,115       $    989        $  1,344

  Cash distributions of capital from unconsolidated joint
    ventures                                                                      $ 23,858         13,112           4,977

  Acquisition of property and equipment                                             (1,960)        (2,493)         (4,387)

  Improvements to land held for sale or development                                   (193)          (334)         (4,227)

  Improvements to real estate properties used
    in operations                                                                     (263)          (140)           (614)

  Capital contributions to unconsolidated joint ventures                           (29,373)       (20,199)        (24,579)

  Advances to real estate joint ventures, net                                       (7,735)        (6,559)        (16,031)

  Proceeds from sale of Majestic, net of subsidiary's cash                             -              -             4,377

  Investments in other activities                                                      190             14             -
                                                                                  ---------      ---------       ---------
  NET CASH USED BY INVESTING ACTIVITIES                                           $(12,361)      $(15,610)       $(39,140)
                                                                                  ---------      ---------       ---------



Consolidated Statements of Cash Flows (Continued)
For the years ended December 31, 1995, 1994 & 1993

(In thousands)

Cash Flows from Financing Activities:

  Proceeds from long-term debt                                                    $ 12,033       $  3,127        $  8,014

  Repayment of long-term debt                                                       (3,145)       (10,129)        (11,600)

  Cash dividends paid                                                               (2,125)        (2,125)         (2,125)

  Treasury stock issued                                                              2,243          1,735           2,736
                                                                                  ---------      ---------       ---------
  NET CASH PROVIDED FROM (USED BY) FINANCING ACTIVITIES                           $  9,006       $ (7,392)       $ (2,975)
                                                                                  ---------      ---------       ---------
Net Increase (Decrease) in Cash                                                   $ 21,218       $(28,030)       $(43,692)

Cash and Cash Equivalents at Beginning of Year                                       7,841         35,871          79,563
                                                                                  ---------      ---------       ---------
Cash and Cash Equivalents at End of Year                                          $ 29,059       $  7,841        $ 35,871
                                                                                  =========      =========       =========

Supplemental Disclosures of Cash Paid During the Year For:
  Interest                                                                        $  8,715       $  7,308        $  5,947
                                                                                  =========      =========       =========
  Income tax payments                                                             $    121       $  1,176        $    843
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

[g] Income Taxes

The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," (see Note 5).

[h] Earnings (Loss) Per Common Share

Computations of earnings (loss) per common share amounts are based on the weighted average number of common shares outstanding (4,655,000 shares in 1995, 4,380,000 shares in 1994 and 4,265,000 shares in 1993). During the three-year period ended December 31, 1995, earnings (loss) per common share reflect the effect of $2,125,000 of preferred dividends accrued during the year. Common stock equivalents related to additional shares of common stock issuable upon exercise of stock options (see Note 9) have not been included since their effect would be immaterial or antidilutive. Earnings (loss) per common share on a fully diluted basis are not presented because the effect of conversion of the Company's depositary convertible exchangeable preferred shares into common stock is antidilutive.

[i] Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

[j] Reclassifications

Certain prior year amounts have been reclassified to be consistent with the current year classifications.

[k] Impact of Recently Issued Accounting Standards

During 1995, the Financial Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of", effective January 1, 1996, which requires the determination of whether an impairment has occurred based on undiscounted cash flows. If it is determined that an impairment has occurred, the impaired asset must be written down to fair value. The Company does not expect the adoption of SFAS No. 121 to have a material impact on its financial statements. Also during 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123) was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to be either included as compensation expense in the income statement, or the pro-forma effect on net income and earnings per share to be disclosed in the footnotes to the financial statements commencing in 1996. The Company has elected to adopt SFAS 123 on a disclosure basis, and, as such, the effect of its implementation is not expected to have a material impact on its financial statements.

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

REAL ESTATE JOINT VENTURES

Financial position at December 31,               1995       1994       1993
                                              ---------  ---------  ---------

  Property held for sale or development       $  18,350  $ 28,885   $ 35,855
  Investment properties, net                    173,468   177,258    191,606
  Other assets                                   61,700    62,101     61,060
  Long-term debt                                (72,603)  (77,968)  (103,090)
  Other liabilities*                           (305,755) (277,184)  (256,999)
                                              ---------- ---------  ---------
  Net assets (liabilities)                    $(124,840) $(86,908)  $(71,568)
                                              ========== =========  =========


Operations for the year ended December 31,       1995       1994       1993
                                              ---------  ---------  ---------

  Revenue                                     $  49,560  $ 58,326   $ 83,710
                                              ---------- ---------  ---------
  Cost of operations -
    Depreciation                              $   7,304  $  7,245   $  8,660
    Other                                        73,829    71,211     92,963
                                              ---------- ---------  ---------
                                              $  81,133  $ 78,456   $101,623
                                              ---------- ---------  ---------
  Pretax income (loss)                        $ (31,573) $(20,130)  $(17,913)
                                              ========== =========  =========

Company's share of joint ventures
  Revenue                                     $  23,424  $ 27,059   $ 43,590
                                              ---------- ---------  ---------
  Cost of operations -
    Depreciation                              $   3,275  $  3,323   $  4,033
    Other **                                     20,888    26,682     40,716
                                              ---------- ---------  ---------
                                              $  24,163  $ 30,005   $ 44,749
                                              ---------- ---------  ---------
  Pretax income (loss)                        $    (739) $ (2,946)  $ (1,159)
                                              ========== =========  =========

  Equity ***                                  $ (49,580) $(33,091)  $(27,768)
  Advances                                      197,805   181,934    165,863
                                              ---------- ---------  ---------
  Total Equity and Advances                   $ 148,225  $148,843   $138,095
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


                                                               1994
                                                               ----
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

                                               1995        1994        1993
                                               ----        ----        ----

Statutory federal income tax rate              (34)%        34 %         34 %
State income taxes, net of federal tax benefit   -           4            2
Change in valuation allowance                   25           -            -
Sale of Canadian subsidiary                      -           -           24
Goodwill and other                               -          (1)           1
                                               -----       -----       ------

Effective tax rate                              (9)%        37 %         61 %
                                               =====       =====       ======

The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 1995 and 1994 (in thousands):



                                                            1995                                      1994
                                            ------------------------------------      -------------------------------
                                              Deferred             Deferred Tax         Deferred        Deferred Tax
                                            Tax Assets              Liabilities        Tax Assets        Liabilities
                                            ----------              -----------       ----------        -------------
Provision for estimated losses               $ 5,646               $   -              $ 6,203            $   -
Contract losses                                5,642                   -                  887                -
Joint ventures - construction                    -                   4,929                -                8,088
Joint ventures - real estate                     -                  20,419                -               25,668
Timing of expense recognition                  4,253                   -               13,867                -
Capitalized carrying charges                     -                   2,187                -                1,776
Net operating loss carryforwards              13,675                   -                5,960                -
Alternative minimum tax credit
  carryforwards                                2,419                   -                2,300                -
General business tax credit
  carryforwards                                3,532                   -                3,637                -
Foreign tax credit carryforwards                 978                   -                  978                -
Other, net                                       576                   985                685                861
                                             --------              --------           --------           --------
                                             $36,721               $28,520            $34,517            $36,393
Valuation allowance for deferred
  tax assets                                  (9,342)                  -               (1,846)               -
                                             --------              --------           --------           --------
Total                                        $27,379               $28,520            $32,671            $36,393
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

[6] DEFERRED INCOME TAXES AND OTHER LIABILITIES AND OTHER INCOME (EXPENSE), NET


Deferred Income Taxes and Other Liabilities
Deferred income taxes and other liabilities at December 31, 1995 and 1994 consist of the following (in thousands):

                                         1995           1994
                                       -------        -------

Deferred Income Taxes                  $14,180        $ 9,788
Insurance related liabilities           20,484         18,000
Employee benefit-related liabilities     5,110          4,700
Other                                   12,889          1,000
                                       -------        -------
                                       $52,663        $33,488

Other Income (Expense), Net
Other income (expense) items for the three years ended December 31, 1995 are as follows (in thousands):

                                 1995           1994            1993
                               -------        -------         -------

Interest and dividend income   $ 1,369        $   205         $  624
Minority interest (Note 1)          10             24            167
Gain on sale of Majestic           -              -            4,631
Bank fees                       (1,099)        (1,100)          (584)
Miscellaneous income (expense)
  , net                            534             15            369
                               --------       --------        -------
                               $   814        $  (856)        $5,207
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

                                           1995          1994           1993
                                          ------        ------         -------

Service cost - benefits earned
  during the period                      $   988       $ 1,178         $ 1,000
Interest cost on projected benefit
  obligation                               2,956         2,936           2,862
Return on plan assets:
  Actual                                  (6,971)        1,229          (4,002)
  Deferred                                 4,217        (3,839)          1,309
Other                                        -             -                19
                                         --------      --------        --------
Net pension cost                         $ 1,190       $ 1,504         $ 1,188
                                         ========      ========        ========

Actuarial assumptions used:
  Discount rate                           7    %*       8 3/4%**        7 1/2%
  Rate of increase in compensation        4    %*       5 1/2%          5 1/2%
  Long-term rate of return on assets      8    %        8    %          8    %

* Rates were changed effective December 31, 1995. The decrease in the discount rate resulted in an increase in the projected benefit obligations of $8.1 million, while the decrease in the rate of increase in compensation resulted in a decrease in the projected benefit obligations of $1.3 million, resulting in a net increase of $6.8 million in 1995 in the projected benefit obligations referred to below.

** Rate was changed effective December 31, 1994 and resulted in a net decrease of $5.6 million in the projected benefit obligation referred to below.

The Company's plan has assets in excess of accumulated benefit obligation. Plan assets generally include equity and fixed income funds. The status of the Company's employee pension benefit plan is summarized below (in thousands):


                                                             December 31,
                                                         1995           1994
                                                       --------       --------
Assets available for benefits:
  Funded plan assets at fair value                     $37,542        $31,762
  Accrued pension expense                                4,122          3,610
                                                       --------       --------
Total assets                                           $41,664        $35,372
                                                       --------       --------

Actuarial present value of benefit obligations:
  Accumulated benefit obligations, including
  vested benefits of $39,050 and $30,179               $39,760        $30,537
  Effect of future salary increases                      3,831          4,546
                                                       --------       --------
Projected benefit obligations                          $43,591        $35,083
                                                       --------       --------

Assets available more (less) than projected benefits   $(1,927)       $   289
                                                       ========       ========

Consisting of:
  Unamortized net liability existing at date of
    adopting SFAS No. 87                               $   (29)       $   (36)
  Unrecognized net loss                                 (2,408)          (268)
  Unrecognized prior service cost                          510            593
                                                       --------       --------
                                                       $(1,927)       $   289
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

Contingent liabilities also include liability of contractors for performance and completion of both company and joint venture construction contracts. In addition, the Company is a defendant in various lawsuits. In the opinion of management, the resolution of these matters will not have a material effect on the results of operation or financial condition as reported in the accompanying financial statements.

[12]  UNAUDITED QUARTERLY FINANCIAL DATA

The following table sets forth unaudited quarterly financial data for the years ended December 31, 1995 and 1994 (in thousands, except per share amounts):



                                            1995 by Quarter
                                            ---------------
                             1st         2nd             3rd         4th
                             ---         ---             ---         ---
Revenues                   $263,089    $306,961        $232,974    $298,044

Net income (loss)          $    872    $    886        $(30,674)*  $  1,331

Earnings (loss) per
  common share             $    .08    $    .08        $  (6.61)   $    .17

                                            1994 by Quarter
                                            ---------------
                             1st         2nd             3rd         4th
                             ---         ---             ---         ---

Revenues                   $174,391    $243,105        $304,776    $289,773

Net income (loss)          $    792    $ (2,649)       $    984    $  1,176

Earnings (loss) per
  common share             $    .06    $   (.73)       $    .10    $    .15

* Includes a charge, which aggregates $25.6 million, to provide for reserves related to previously disclosed litigation discussed under "Item 3. Legal Proceedings" in this Form 10-K/A and downward revisions in estimated probable recoveries on certain outstanding contract claims.

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


Business Segments
                                           Revenues

                          1995               1994               1993
                      ------------       -----------        ----------

Construction          $1,056,673         $  950,884         $1,030,341
Real Estate               44,395             61,161             69,775
                      ------------       -----------        ----------
                      $1,101,068         $1,012,045         $1,100,116
                      ============       ===========        ==========


                                   Income (Loss) From Operations

                          1995               1994               1993
                      ------------       -----------        -----------

Construction          $  (15,322)        $   13,989         $   15,164
Real Estate               (2,921)               732                240
Corporate                 (4,185)            (5,909)            (6,830)
                      ------------       -----------        -----------
                      $  (22,428)        $    8,812         $    8,574
                      ============       ===========        ===========


                                             Assets

                           1995               1994              1993
                      ------------       ------------       -----------

Construction          $  298,564         $   262,850        $  219,604
Real Estate              209,789             209,635           218,715
Corporate*                30,898              10,015            38,059
                      ------------       ------------       -----------
                      $  539,251         $   482,500        $  476,378
                      ============       ============       ===========

                                    Capital Expenditures

                        1995               1994               1993
                    -----------        -----------        ----------

Construction        $    1,960         $    2,491         $    4,387
Real Estate              9,555             10,274             23,590
                    -----------        -----------        ----------
                    $   11,515         $   12,765         $   27,977
                    ===========        ===========        ==========


                                       Depreciation

                        1995               1994               1993
                    -----------        -----------        ----------

Construction        $    2,369         $    2,551         $    2,552
Real Estate**              400                328                963
                    -----------        -----------        ----------
                    $    2,769         $    2,879         $    3,515
                    ===========        ===========        ==========
Geographic Segments
                                        Revenues

                        1995              1994                1993
                    ------------       -----------        ----------

United States       $1,084,390         $  996,832         $1,064,380
Foreign                 16,678             15,213             35,736
                    -----------        -----------        ----------
                    $1,101,068         $1,012,045         $1,100,116
                    ===========        ===========        ==========


                                Income (Loss) From Operations

                        1995               1994               1993
                    -----------        -----------        -----------

United States       $  (15,405)        $   17,275         $   17,249
Foreign                 (2,838)            (2,554)            (1,845)
Corporate               (4,185)            (5,909)            (6,830)
                    -----------        -----------        -----------
                    $  (22,428)        $    8,812         $    8,574
                    ===========        ===========        ===========


                                          Assets

                        1995               1994               1993
                    -----------        -----------        ----------

United States       $503,114           $  467,298         $  433,488
Foreign                5,239                5,187              4,831
Corporate*            30,898               10,015             38,059
                    -----------        -----------        ----------
                    $539,251           $  482,500         $  476,378
                    ===========        ===========        ==========

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



                                                                       Additions

                                              Balance at         Charged      Charged to        Deductions        Balance
                                              Beginning          to Costs       Other              from           at End
Description                                    of Year          & Expenses     Accounts          Reserves         of Year
-----------                                   ----------        ----------    ----------        ----------        -------
Year Ended December 31, 1995
----------------------------
Reserve for doubtful accounts                  $   351           $   -            $ -           $  -              $   351
                                               =======           =======          ====          ======            =======

Reserve for depreciation on                    $ 3,698           $   387          $ -           $  641 (1)        $ 3,444
  real estate properties used                  =======           =======          ====          ======            =======
  in operations

Reserve for real estate                        $11,471           $   -            $ -           $  974 (2)        $10,497
                                               =======           =======          ====          ======            =======
  investments


Year Ended December 31, 1994
----------------------------
Reserve for doubtful accounts                  $   351           $   -            $ -           $  -              $   351
                                               =======           =======          ====          ======            =======

Reserve for depreciation on                    $ 3,637           $   328          $ -           $  267 (2)        $ 3,698
  real estate properties used                  =======           =======          ====         ======            =======
  in operations

Reserve for real estate                        $20,838           $   -            $ -           $9,367 (2)        $11,471
                                               =======           =======          ====          ======            =======
  investments

Year Ended December 31, 1993
----------------------------
Reserve for doubtful accounts                  $   351           $   -            $ -           $  -              $   351
                                               =======           =======          ====          ======            =======

Reserve for depreciation on
  real estate properties used
  in operations                                $ 3,181           $   920          $ -           $  464 (2)        $ 3,637
                                               =======           =======          ====          ======            =======

Reserve for real estate
  investments                                  $29,968           $   -            $ -           $9,130 (2)        $20,838
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

                                  EXHIBIT INDEX
                                   (Continued)




                        10.5 Amendment No. 1 as of February 26, 1996 to the Credit Agreement dated as of December 6, 1994 among Perini Corporation, the Banks listed herein, Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.), as Co-Agent - filed herewith.

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
                                                               Partnership


                                                                     EXHIBIT 23


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


        As independent public accountants, we hereby consent to the use of our reports, dated February 26, 1996, included in Perini Corporation's Annual Report on this Form 10-K/A for the year ended December 31, 1995, and into the Company's previously filed Registration Statements Nos. 2-82117, 33-24646, 33-46961, 33-53190, 33-53192, 33-60654, 33- 70206, 33-52967 and 33-58519.

ARTHUR ANDERSEN LLP



Boston, Massachusetts
November 21, 1996

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


s/David B. Perini          Director                  March 13, 1996
David B. Perini                                      Date

s/Joseph R. Perini         Director                  March 13, 1996
Joseph R. Perini                                     Date

s/Richard J. Boushka       Director                  March 13, 1996
Richard J. Boushka                                   Date

s/Marshall M. Criser       Director                  March 13, 1996
Marshall M. Criser                                   Date

s/Thomas E. Dailey         Director                  March 13, 1996
Thomas E. Dailey                                     Date

s/Albert A. Dorman         Director                  March 13, 1996
Albert A. Dorman                                     Date

s/Arthur J. Fox, Jr.       Director                  March 13, 1996
Arthur J. Fox, Jr.                                   Date

-------------------        Director                  March 13, 1996
Nancy Hawthorne                                      Date

s/John J. McHale           Director                  March 13, 1996
John J. McHale                                       Date

s/Jane E. Newman           Director                  March 13, 1996
Jane E. Newman                                       Date

s/Bart W. Perini           Director                  March 13, 1996
Bart W. Perini                                       Date