Form 10-Q/A
period 1996-09-30
PERINI CORP
filed 1996-12-11
CIK 77543

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


                        PERINI CORPORATION & SUBSIDIARIES

                                      INDEX


                                                                                                         Page Number
                                                                                                         -----------


Part I. -         Financial Information:

                  Item 1.  Financial Statements

                               Consolidated Condensed Balance Sheets -                                        3
                               September 30, 1996 and December 31, 1995

                               Consolidated Condensed Statements of Income -                                  4
                               Three Months and Nine Months ended September 30, 1996
                               and 1995

                               Consolidated Condensed Statements of Cash Flows -                              5
                               Nine Months ended September 30, 1996 and 1995

                               Notes to Consolidated Condensed Financial Statements                           6 - 7

                  Item 2.  Management's Discussion and Analysis of the Consolidated                           8 - 11
                               Financial Condition and Results of Operations

Part II. -        Other Information:

                  Item 1.  Legal Proceedings                                                                12

                  Item 2.  Changes in Securities                                                            12

                  Item 3.  Defaults Upon Senior Securities                                                  12

                  Item 4.  Submission of Matters to a Vote of Security Holders                              12

                  Item 5.  Other Information                                                                12

                  Item 6.  Exhibits and Reports on Form 8-K                                                 12 - 14

                  Signatures                                                                                15


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

OUTLOOK

The statements contained in this Outlook that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Outlook are based on information available to the Company on the date hereof. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

Looking ahead, we must consider the Company's construction backlog and remaining portfolio of real estate projects. The overall construction backlog at September 30, 1996 was a record $1.746 billion which represented a 12% increase from the $1.559 billion at September 30, 1995. While approximately 60% of the current backlog relates to building construction projects which generally represent lower risk, lower margin work, approximately 40% of the current backlog relates to heavy construction projects which generally represent higher risk, but correspondingly higher margin work.

With the sale of the final 21 acres during 1994, the Company's Villages of Palm Beach Lakes, Florida land was completely sold out. Because of its low book value, sales of this acreage have provided a major portion of the Company's real estate profit in recent years. With the sale of this property complete, the Company's ability to generate profit from real estate sales and the related gross margin will be reduced as was the case in 1995. In addition, nine projects, which aggregate approximately 11% of the Company's real estate asset values, are projected to produce an estimated average 4% gross margin over the period through ultimate disposition. As such, future gross margins from sales of real estate will be impacted by the operations and/or disposition of these properties.

As reported in the Company's Form 10-K for the year ended December 31, 1995, the Company's primary real estate assets are located in five states: Florida, Massachusetts, Georgia, California and Arizona. The Company accounts for those real estate assets in accordance with the provisions of the Statement of Financial Accounting Standards No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS #121). Approximately 77% of the Company's real estate assets represent properties held and used in rental and other operations. Cash flows to be derived from those properties are dependent on the results of those operations and from the ultimate sale of those properties. SFAS #121 requires that assets to be held and used be revised for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on the Company's current operating strategy, the estimated net future cash flows from these properties exceed their carrying values. As a result, no impairment is currently required to be recognized.

In addition, approximately 23% of the Company's real estate assets represent fully or partially developed land held for sale in the normal course of business. Cash flows to be derived from these properties are dependent on the proceeds from the sale of these properties based on local market conditions. SFAS #121 provides that when management has committed to a plan to dispose of long-lived assets that the assets be reported at the lower of the carrying amount or fair value less cost to sell. Based on the Company's current operating strategy, the estimated net future cash flows from these properties exceed their carrying values. As a result, no impairment is currently required to be recognized.

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

In order to generate cash and reduce the Company's dependence on bank debt to fund the working capital needs of its core construction operations as well as to lower the Company's substantial interest expense and strengthen the balance sheet in the longer term, the Company will continue to sell certain real estate assets as market opportunities present themselves; to actively pursue the favorable conclusion of various construction claims; to focus new work acquisition efforts on various niche markets and geographic areas where the Company has a proven history of success; to down-size or close operations with marginal prospects for success; to continue to restrict the payment of cash dividends on the Company's $1 par value common stock and depositary convertible exchangeable preferred stock; and to continue to seek ways to control overhead expenses. In addition, the Company is reviewing all of the Company's real estate assets and current strategies related to those assets with the possibility that a plan may be developed to generate short term liquidity of up to an additional $20 million for the Company. Currently, the Company's strategy has been to hold its real estate assets through the necessary development and stabilization periods to achieve full value. A strategy which includes an accelerated disposition or bulk sale of certain of its real estate assets could substantially reduce the estimated net future cash flows from these properties, which would require the recognition of an impairment loss on those assets in accordance with Statement of Financial Accounting Standards No. 121.

As the Company has not yet adopted a plan to dispose of any of its real estate assets nor devoted a significant effort to a comprehensive disposition strategy, it has not compiled detailed estimates, on a specific property basis, of the potential writedown for these assets. However, as discussed above in connection with the proposed investment by PB Capital, the Company has performed a preliminary review of its real estate assets and estimates that a potential writedown of $20,000,000 to $80,000,000 of the carrying values of these properties may be required based upon various valuation methodologies including discounted cash flows (after estimated costs to carry), comparable sales transactions and unsolicited purchase offers received. This potential writedown can be summarized as follows:

     Location                          Potential Writedown
     --------                          -------------------

Arizona Properties                  $17,000,000 - $20,000,000
California Properties               $53,000,000 - $57,000,000
Florida Properties                  $ 2,000,000 - $ 3,000,000

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