Form 10-K
period 1996-12-31
PERINI CORP
filed 1997-03-31
CIK 77543

================================================================================
FORM  10-K
Securities and Exchange Commission                 Commission  File  No.  1-6314
Washington, DC  20549
--------------------------------------------------------------------------------

(MarkOne)

[X]  Annual  Report  Pursuant  to Section 13 or 15(d) of the  Securities  Act of
     1934.

For the fiscal year ended December 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ____________
--------------------------------------------------------------------------------

Perini Corporation
(Exact name of registrant as specified in its charter)

Massachusetts                                  04-1717070
(State of Incorporation)                       (IRS Employer Identification No.)

73 Mt. Wayte Avenue, Framingham, Massachusetts 01701
(Address of principal executive offices)       (Zip Code)

(508) 628-2000
(Registrant's telephone number, including area code)
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                            Name of each exchange on which
                                                         registered

Common Stock, $1.00 par value                  The American Stock Exchange

$2.125 Depositary Convertible Exchangeable     The American Stock Exchange
  Preferred Shares, each representing 1/10th
  Share of $21.25 Convertible Exchangeable
  Preferred Stock, $1.00 par value

Securities registered pursuant to Section 12(g) of the Act:  None
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
--------------------------------------------------------------------------------

The aggregate market value of voting stock held by nonaffiliates of the registrant is $28,846,432 as of February 28, 1997.

The number of shares of Common Stock, $1.00 par value per share, outstanding at February 28, 1997 is 4,898,648 .
--------------------------------------------------------------------------------

Documents Incorporated by Reference
Portions of the annual proxy statement for the year ended December 31, 1996 are incorporated by reference into Part III.

                               PERINI CORPORATION

                             INDEX TO ANNUAL REPORT

                                  ON FORM 10-K



                                                                  PAGE
                                                                  ----
PART I
Item 1:   Business                                                  2
Item 2:   Properties                                               13
Item 3:   Legal Proceedings                                        14
Item 4:   Submission of Matters to a Vote of Security Holders      14

PART II
Item 5:   Market for the Registrant's Common Stock and Related     14
            Stockholder Matters
Item 6:   Selected Financial Data                                  15
Item 7:   Management's Discussion and Analysis of Financial        16 - 21
            Condition and Results of Operations
Item 8:   Financial Statements and Supplementary Data              21
Item 9:   Disagreements on Accounting and Financial Disclosure     21

PART III
Item 10:  Directors and Executive Officers of the Registrant       22
Item 11:  Executive Compensation                                   23
Item 12:  Security Ownership of Certain Beneficial Owners and      23
            Management
Item 13:  Certain Relationships and Related Transactions           23

PART IV
Item 14:  Exhibits, Financial Statement Schedules and Reports on   24
            Form 8-K

Signatures                                                         25

                                     PART I.


ITEM 1.   BUSINESS

General

         Perini Corporation and its subsidiaries (the "Company" unless the context indicates otherwise) provides general contracting, including building and civil construction, and construction management and design-build services to private clients and public agencies throughout the United States and selected overseas locations. The Company is also engaged in real estate development operations which are conducted by Perini Land & Development Company, a wholly-owned subsidiary with offices in Arizona, Georgia and Massachusetts. The Company was incorporated in 1918 as a successor to businesses which had been engaged in providing construction services since 1894.

         Because the Company's results consist in part of a limited number of large transactions in both construction and real estate, results in any given fiscal quarter can vary depending on the timing of transactions and the profitability of the projects being reported. As a consequence, quarterly results may reflect such variations.

         Information on lines of business and foreign business is included under the following captions of this Annual Report on Form 10-K for the year ended December 31, 1996.


                                                                                                  Annual Report
                                                                                                  On Form 10-K
                                          Caption                                                  Page Number
Selected Consolidated Financial Information                                                          Page 15
Management's Discussion and Analysis                                                              Pages 16 - 21
Footnote 13 to the Consolidated Financial Statements, entitled Business Segments                  Pages 46 - 47
and Foreign Operations


         While the "Selected Consolidated Financial Information" presents certain lines of business information for purposes of consistency of presentation for the five years ended December 31, 1996, additional information (business segment and foreign operations) required by Statement of Financial Accounting Standards No. 14 for the three years ended December 31, 1996 is included in Note 13 to the Consolidated Financial Statements.

         A summary of revenues by product line for the three years ended December 31, 1996 is as follows:

                                                                                   Revenues (in thousands)
                                                                                   Year Ended December 31,
                                                                      -------------------------------------------------
                                                                           1996            1995            1994
                                                                           ----            ----            ----

Construction:
  Building                                                                  $  834,888     $    748,412    $   626,391
  Heavy                                                                        389,540          308,261        324,493
                                                                           -----------     ------------    -----------
    Total Construction Revenues                                             $1,224,428     $  1,056,673    $   950,884
                                                                           -----------     ------------    -----------
Real Estate:
  Sales of Real Estate                                                      $    7,639     $     10,738    $    33,188
  Building Rentals                                                              19,446           16,799         16,388
  Interest Income                                                               14,406           12,396          7,031
  All Other                                                                      4,365            4,462          4,554
                                                                           -----------     ------------    -----------
    Total Real Estate Revenues                                              $   45,856     $     44,395    $    61,161
                                                                           -----------     ------------    -----------

      Total Revenues                                                        $1,270,284     $  1,101,068    $ 1,012,045
                                                                           ===========     ============    ===========


Construction

         The general contracting and construction management services provided by the Company consist of planning and scheduling the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract. The Company was engaged in over 180 construction projects in the United States and overseas during 1996. The Company has three principal construction operations: building, civil and international.

         The civil operation undertakes large heavy construction projects throughout the United States, with current emphasis on major metropolitan areas such as Boston, New York City, Chicago and Los Angeles. The civil operation performs construction and rehabilitation of highways, subways, tunnels, dams, bridges, airports, marine projects, piers and waste water treatment facilities. The Company has been active in civil operations since 1894, and believes that it has particular expertise in large and complex projects. The Company believes that infrastructure rehabilitation is, and will continue to be, a significant market in the 1990's and beyond.

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

         The international operation engages in both civil and building construction services overseas, funded primarily in U.S. dollars by agencies of the United States government. In selected situations, it pursues private work internationally.

                              Construction Strategy

         The  Company  plans  to  continue  to  increase  the  amount  of  civil construction work it performs because of the relatively higher margin opportunities available from such work. The Company believes the best opportunities for growth in the coming years are in the urban infrastructure market, particularly in Boston, metropolitan New York, Chicago, Los Angeles and other major cities where it has a significant presence, and in other large, complex projects. The Company's strategy in building construction is to maximize profit margins; to take advantage of certain market niches; and to expand into new markets compatible with its expertise. Internally, the Company plans to continue both to strengthen its management through management development and job rotation programs, and to improve efficiency through strict attention to the control of overhead expenses and implementation of improved project management systems. Finally, the Company continues to expand its expertise to assist public owners to develop necessary facilities through creative public/private ventures.

         During 1996, the Company also adopted a plan to enhance the profitability of its construction operations by emphasizing gross margin and bottom line improvement ahead of top line revenue growth. This plan calls for the Company to focus its financial and human resources on construction operations which are consistently profitable and to de-emphasize marginal business units. Consistent with that Plan, the Company currently is closing or downsizing and refocusing four business units. The Company also sold a mine reclamation subsidiary last year, which was not an integral part of its core building and civil construction operations.

                                     Backlog

         As of December 31, 1996 the Company's construction backlog was $1.52 billion compared to backlogs of $1.53 billion and $1.54 billion as of December 31, 1995 and 1994, respectively.


                                                          Backlog (in thousands) as of December 31,
                                  -----------------------------------------------------------------------------------------
                                              1996                          1995                          1994
                                              ----                          ----                          ----

Northeast                               $   643,114         42%       $   749,017         49%         $  803,967         52%
Mid-Atlantic                                113,289          8            179,324         12              26,408          2
Southeast                                    56,925          4             33,223          2                 783          -
Midwest                                      97,954          6            325,055         21             293,168         19
Southwest                                   425,901         28             94,725          6             174,984         11
West                                        139,079          9            134,259          9             193,996         13
Other Foreign                                41,438          3             18,919          1              45,473          3
                                       ------------       ----       ------------       ----        ------------       ----
  Total                                 $ 1,517,700        100%       $ 1,534,522        100%         $1,538,779        100%
                                       ============       ====       ============       ====        ============       ====


         The Company includes a construction project in its backlog at such time as a contract is awarded or a firm letter of commitment is obtained. As a result, the backlog figures are firm, subject only to the cancellation provisions contained in the various contracts. The Company estimates that approximately $402 million of its backlog will not be completed in 1997.

         The Company's backlog in the Northeast region of the United States remains strong because of its ability to meet the needs of the growing infrastructure construction and rehabilitation market in this region, particularly in the metropolitan Boston and New York City areas. The backlog increase in the Southwest region is indicative of the increased demand by the hotel-casino market in Nevada, while the decrease in backlog in the Midwest is due, in part, to a downsizing of certain business units. Other fluctuations in backlog are viewed by management as transitory.

                               Types of Contracts

         The four general types of contracts in current use in the construction industry are:

o Fixed price contracts ("FP"), which include unit price contracts, usually transfer more risk to the contractor but offer the opportunity, under favorable circumstances, for greater profits. With the Company's increasing move into civil construction and publicly bid building construction in response to current opportunities, the percentage of fixed price contracts continue to represent the major portion of the backlog.

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

         Historically, a high percentage of company contracts have been of the fixed price type. Construction management contracts remain a relatively small percentage of company contracts. A summary of revenues and backlog by type of contract for the most recent three years follows:


       Revenues - Year Ended
           December 31,                                            Backlog As Of December 31,
-----------------------------------                          -------------------------------------
   1996        1995        1994                                 1996         1995         1994
   ----        ----        ----                                 ----         ----         ----
    59%        67%          54%     Fixed Price                  62%          74%          68%
    41         33           46      CPFF, GMP or CM              38           26           32
  ----       ----         ----                                 ----         ----         ----
   100%       100%         100%                                 100%         100%         100%
  ====       ====         ====                                 ====         ====         ====

                                     Clients

        During 1996, the Company was active in the building, heavy and international construction markets. The Company performed work for over 125 federal, state and local governmental agencies or authorities and private customers during 1996. No material part of the Company's business is dependent upon a single or limited number of private customers; the loss of any one of which would not have a materially adverse effect on the Company. As illustrated in the following table, the Company continues to serve a significant number of private owners. During the period 1994-1996, the portion of construction revenues derived from contracts with various governmental agencies remains relatively constant at 52% in 1996 and 56% in 1995 and 1994.

                            Revenues by Client Source

                                                 Year Ended December 31,
                                           -----------------------------------
                                               1996        1995        1994
                                               ----        ----        ----

Private Owners                                   48%         44%        44%
Federal Governmental Agencies                     5           8         11
State, Local and Foreign Governments             47          48         45
                                                ----        ----       ----
                                                100%        100%       100%
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

        The Company will endeavor to spread the financial and/or operational risk, as it has from time to time in the past, by participating in construction joint ventures, both in a majority and in a minority position, for the purpose of bidding on projects. These joint ventures are generally based on a standard joint venture agreement whereby each of the joint venture participants is usually committed to supply a predetermined percentage of capital, as required, and to share in the same predetermined percentage of income or loss of the project. Although joint ventures tend to spread the risk of loss, the Company's initial obligations to the venture may increase if one of the other participants is financially unable to bear its portion of cost and expenses. For a possible example of this situation, see "Legal Proceedings" on page 14. For further information regarding certain joint ventures, see Note 2 to Notes to Consolidated Financial Statements.

         While the Company's construction business may experience some adverse consequences if shortages develop or if prices for materials, labor or equipment increase excessively, provisions in certain types of contracts often shift all or a major portion of any adverse impact to the customer. On fixed price type contracts, the Company attempts to insulate itself from the unfavorable effects of inflation by incorporating escalating wage and price assumptions, where appropriate, into its construction bids. Gasoline, diesel fuel and other materials used in the Company's construction activities are generally available locally from multiple sources and have been in adequate supply during recent years. Construction work in selected overseas areas primarily employs expatriate and local labor which can usually be obtained as required. The Company does not anticipate any significant impact in 1997 from material and/or labor shortages or price increases.

        Economic and demographic trends tend not to have a material impact on the Company's civil construction operation. Instead, the Company's civil construction markets are dependent on the amount of heavy civil infrastructure work funded by various governmental agencies which, in turn, may depend on the condition of the existing infrastructure or the need for new expanded infrastructure. The building markets in which the Company participates are dependent on economic and demographic trends, as well as governmental policy decisions as they impact the specific geographic markets.

        The Company has minimal exposure to environmental liability as a result of the activities of Perini Environmental Services, Inc. ("Perini Environmental"), a wholly-owned subsidiary of the Company. Perini Environmental provides hazardous waste engineering and construction services to both private clients and public agencies nationwide. Perini Environmental is responsible for compliance with applicable law in connection with its clean up activities and bears the risk associated with handling such materials. In addition to strict procedural guidelines for conduct of this work, the Company and Perini Environmental generally carry insurance or receive satisfactory indemnification from customers to cover the risks associated with this business. The Company also owns real estate nationwide and as an owner, is subject to laws governing environmental responsibility and liability based on ownership. The Company is not aware of any environmental liability associated with its ownership of real estate property.

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

Real Estate

        The Company's real estate development operations are conducted by Perini Land & Development Company ("PL&D"), a wholly owned subsidiary, which has been involved in real estate development since the early 1950's. PL&D has traditionally engaged in real estate development in Arizona, California, Florida, Georgia and Massachusetts. In 1993, PL&D significantly reduced its staff in California and has suspended any new land acquisition in that area. In 1996, PL&D took the same steps in Florida. PL&D's development operations generally involve identifying attractive parcels, planning and development, arrange financing, obtaining needed zoning changes and permits, site preparation, installation of roads and utilities and selling the land. Originally, PL&D concentrated on land development. In appropriate situations, PL&D has also constructed buildings on the developed land for rental or sale.

        Early in 1997, PL&D changed its strategy on certain of its properties from maximizing value by holding them through the necessary development and stabilization periods to a new strategy of generating short-term liquidity through an accelerated disposition or bulk sale. This change in strategy substantially reduced the estimated future cash flow from these properties. Therefore, an impairment loss on those properties has resulted in PL&D's recording a non-cash charge in an aggregate amount of approximately $80 million as of December 31, 1996, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". An estimated allocation of the write down, by geographic areas, is California ($59 million), Arizona ($18 million), and Florida ($3 million).

        In 1992, based on a weakening in property values and a national real estate recession, PL&D took a $30 million pre-tax net realizable value write down against earnings. Following the charges taken in 1992 and 1996, it is management's belief that none of its real estate properties are currently carried at amounts in excess of their net realizable values or otherwise require a write down in accordance with SFAS No. 121. PL&D will continue periodically to review its portfolio to assess the desirability of accelerating its sales through price concessions or sale at an earlier stage of development. In circumstances in which asset strategies are changed, such as in 1997, and properties brought to market on an accelerated basis, those assets, if necessary, are adjusted to reflect the lower of carrying amounts or fair value less cost to sell. Similarly, if the long term outlook for a property in development or held for future sale is adversely changed, the Company will adjust its carrying value to reflect such an impairment in value.

        To achieve full value for some of its real estate holdings, in particular its investments in Rincon Center, PL&D may have to hold that property several years and currently intends to do so.

                              Real Estate Strategy

        Since 1990, PL&D has taken a number of steps to reduce the size of its operations. In early 1990, all new real estate investment was suspended pending market improvement, all but critical capital expenditures were curtailed on on-going projects, and PL&D's work force was cut by over 60%. Certain project loans were extended, with such extension usually requiring pay downs and increased annual amortization of the remaining loan balance. Since that time, PL&D has operated with a reduced staff and has adjusted its activity to meet the demands of the market.

        PL&D's real estate development project mix includes planned community, industrial park, commercial office, multi-unit residential, urban mixed use and single family home developments. PL&D's emphasis is on the sale of completed product and also developing the projects in its inventory with the highest near term sales potential. It may also selectively seek new development opportunities in which it serves as development manager with limited equity exposure, if any.

                             Real Estate Properties
                             ----------------------

        The following is a description of the Company's major development projects and properties by geographic area:

                                     Florida

        West Palm Beach and Palm Beach County - In 1996, PL&D sold its ownership interest in the Bear Lakes Country Club to the club membership. The sale represented PL&D's last investment in PL&D's development at the "Villages of Palm Beach Lakes" which is now completely sold out.

        At Metrocentre, a 51-acre commercial/office park at the intersection of Interstate 95 and 45th Street in West Palm Beach, one site totaling 2 acres was sold in 1996. The park consists of 17 parcels, of which 5 acres currently remain unsold. The park provides for 570,500 square feet of mixed commercial uses.

                                  Massachusetts

        Perini Land and Development or Paramount Development Associates, Inc. ("Paramount"), a wholly-owned subsidiary of PL&D, owns the following projects:

        Raynham Woods Commerce Center, Raynham - In 1987, Paramount acquired a 409-acre site located in Raynham, Massachusetts. During 1988, Paramount completed infrastructure work on a major portion of the site (330 acres) which is being developed as a mixed use corporate campus style park known as "Raynham Woods Commerce Center". From 1989 through 1995, Paramount sold an aggregate of 56 acres to various users, including the division of a major U.S. company for use as its headquarters, to a developer who was working with a major national retailer for a retail site, and to a major insurance company. In 1990, Paramount built two commercial buildings in the park which are currently approximately 90% occupied. In 1996, 2 additional acres of land were sold to a previous tenant from one of the Paramount-owned buildings. The park is planned to eventually contain 2.5 million square feet of office, R&D, light industrial and mixed commercial space.

        Easton Business Center, Easton - In 1989, Paramount acquired a 40-acre site in Easton, Massachusetts, which already had been partially developed. Paramount completed the work and is currently marketing the site to commercial/industrial users. No sales were closed in 1996.

        Wareham - In early 1990, Paramount acquired an 18.9-acre parcel of land at the junction of Routes 495 and 58 in Wareham, Massachusetts. The property is being marketed to both retail and commercial/industrial users. No sales were closed in 1996.

                                     Georgia

        The Villages at Lake Ridge, Clayton County - During 1987, PL&D (49%) entered into a joint venture with 138 Joint Venture partners to develop a 348-acre planned commercial and residential community in Clayton County to be called "The Villages at Lake Ridge" six miles south of Atlanta's Hartsfield International Airport. Since its acquisition, the joint venture has put in a substantial portion of the infrastructure, all of the recreational amenities, and through 1995 had sold 251 single family lots to developers. An additional 42 lots were sold in 1996, along with a 13.6 acre tract designed for 52 lots. Prior to 1996 the joint venture also sold a 16-acre parcel for use as an elementary school and developed a 278 unit apartment complex which it later sold to a third party buyer. Because most of the homes built within the development are to first time buyers, demand is highly sensitive to mortgage rates and other costs of ownership. Financing restrictions generally require the joint venture to allow developers to take down finished lots only as homes built on previously acquired lots are sold. As a result, any slowdown in home sales will influence joint venture sales quickly thereafter. The development plan calls for mixed residential densities of apartments and moderate priced single-family homes totaling 1,158 dwelling units in the residential tracts, plus 220,000 square feet of retail and 220,000 square feet of office space in the commercial tracts.

        The Oaks at Buckhead, Atlanta - All remaining units in this project were sold in 1996. Sales commenced on this 217-unit residential condominium project at a site in the Buckhead section of Atlanta near the Lenox Square Mall in 1992. The project consists of 201 residences in a 30-story tower plus 16 adjacent three-story townhome residences. PL&D (50%) developed this project in joint venture with a subsidiary of a major Taiwanese company.

                                   California

        Rincon Center, San Francisco - Major construction on this mixed-use project in downtown San Francisco was completed in 1989. The project, constructed in two phases, consists of 320 residential units, approximately 423,000 square feet of office space, 63,000 square feet of retail space, and a 700-space parking garage. Following its completion in 1988, the first phase of the project was sold and leased back by the developing partnership. The first phase consists of about 223,000 square feet of office space and 42,000 square feet of retail space. The Phase I office space continues to be close to 100% leased with the regional telephone directory company as the major tenant on leases which, under a lease extension currently being finalized, will run into 2003. The retail space is currently 97% leased. Phase II of the project, which began operations in late 1989, consists of approximately 200,000 square feet of office space, 21,000 square feet of retail space, a 14,000 square foot U.S. postal facility, and 320 apartment units. Currently, close to 98% of the office space, 77% of the retail space and virtually all of the 320 residential unit are leased. The major tenant in the office space in Phase II, starting in mid-1997, will be a major national insurance company who will be moving into 155,000 square feet, replacing most of the space previously occupied by the Ninth Circuit Court of Appeals which recently moved out. PL&D currently holds a 46% interest in, and is managing general partner of, the partnership which is developing the project. The land related to this project is being leased from the U.S. Postal Service under a ground lease which expires in 2050.

        In addition to the project financing and guarantees disclosed in the first, second and third paragraphs of Note 11 to Notes to Consolidated Financial Statements, the Company has advanced approximately $83 million to the partnership through December 31, 1996, of which approximately $5 million was advanced during 1996, primarily to paydown some of the principal portion of project debt which was renegotiated during 1993. In 1996, operations before principal repayment of debt created a positive cash flow on an annual basis.

        Two major loans on this property, in aggregate totaling over $75 million, were scheduled to mature in 1993. During 1993, both loans were extended for five additional years. To extend these loans, PL&D provided approximately $6 million in new funds which were used to reduce the principal balances of the loans. In 1996, and over the next two years, additional amortization will be required, some of which may not be covered by operating cash flow and, therefore, at least 80% of those funds not covered by operations will be provided by PL&D as managing general partner. Lease payments and loan amortization obligations at Rincon Center are $7.3 million in 1997. Based on Company forecasts, it could be required to contribute as much as $8.4 million to cover these obligations and costs associated with the tenant turnover mentioned above, which are not covered by project cash flow in 1997. The interest rates on much of the debt financing covering Rincon Center are variable based on various rate indices. With the exception of approximately $20 million of the financing, none of the debt has been hedged or capped and is subject to market fluctuations. From time to time, the Company reviews the costs and anticipated benefits from hedging Rincon Center's interest rate commitments. Based on current costs to further hedge rate increases and market conditions, the Company has elected not to provide any additional hedges at this time.

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

        During 1993 PL&D agreed, if necessary, to lend Pacific Gateway Properties (PGP), the other General Partner in the project, funds to meet its 20% share of cash calls. In return PL&D receives a priority return from the partnership on those funds and penalty fees in the form of rights to certain distributions due PGP by the partnership controlling Rincon. From 1993-1996, PL&D advanced $4 million under this agreement, primarily to meet the principal payment obligations of the loan extensions described above.

        The Resort at Squaw Creek - Early in 1997, PL&D signed a letter of intent to sell its interest in the joint venture through which the Company holds its ownership interest in the Resort. The agreed upon price is $21 million with a closing scheduled no later than July 1, 1997 and incentives for the buyer to close on or before May 1, 1997. During 1996, the Company acquired the interest of another partner increasing its effective interest in the property to 34%. Given the proposed transaction, the Company took an approximately $57 million write down on this project at year end. If the transaction is not consummated, the Company anticipates either acquiring controlling interest of the property or selling its total interest through the use of the buy/sell provision of the joint venture agreement.

        As part of the Squaw Creek Associates partnership agreement, either partner may initiate a buy/sell agreement on or after January 1, 1997. Such buy/sell agreement is similar to those often found in real estate development partnerships. It provides for the recipient of the offer to have the option of selling its share at the proportionate amount applicable based on the offer price and the specific priority of payout as called for under the partnership agreement based on a sale and termination of the partnership.

        Currently, in addition to the project financing and guarantees disclosed in paragraphs four and five of Note 11 to Notes to Consolidated Financial Statements, the Company has advanced approximately $79 million to the joint venture through December 1996, of which approximately $3 million was advanced during 1996, for the cost of operating expenses, debt amortization and interest payments.

        If the proposed sale of the Company's interest is consummated, all contingent liabilities would be released or provided for through indemnification.

        The project which was completed in 1991, includes a 405-unit hotel, 36,000 square feet of conference facilities, a Robert Trent Jones, Jr. golf course, 48 single-family lots, all but one of which have been sold, three restaurants, an ice skating rink, pool complex, fitness center, and 11,500 square feet of various retail support facilities. In addition, a second phase is planned to include an additional 409-unit hotel facility, 36 townhouses, 27,000 square feet of conference space, 5000 square feet of retail space and a parking structure. No activity on the second phase will begin until stabilization is attained on phase one and market conditions warrant additional investment.

        Corte Madera, Marin County - After many years of intensive planning, PL&D obtained approval for a 151 single-family home residential development on its 85-acre site in Corte Madera and, in 1991, was successful in gaining water rights for the property. In 1992, PL&D initiated development on the site which was continued into 1993. This development is one of the last remaining in-fill areas in southern Marin County. In 1993, when PL&D decided to scale back its operations in California, it also decided to sell this development in a transaction which closed in early 1994. The transaction calls for PL&D to get the majority of its funds from the sale of residential units or upon the sixth anniversary of the sale whichever takes place first, and, although indemnified, to leave in place certain bonds and other assurances previously given to the town of Corte Madera guaranteeing performance in compliance with approvals previously obtained. Sale of the units began in August of 1995 and by year end, 10 units were under contract or closed. During 1996, another 29 closings were recorded.

                                     Arizona

        Airport  Commerce  Center,  Tucson  -  In  1982,  the  1-10  partnership purchased 112 acres of industrially- zoned property near the Tucson International Airport. During 1983, the partnership added 54 acres to that project, bringing its total size to 166 acres. This project has experienced a low level of sales activity due to an excess supply of industrial property in the marketplace. However, the partnership built and fully leased a 14,600 square foot office/warehouse building in 1987 on a building lot in the park, which was sold during 1991. From 1990 through 1995, the partnership sold 51 acres within the park. In 1996, another 22 acres were sold. Early in 1997, PL&D agreed to sell its remaining interest in the project to its partner. The transaction is expected to close by mid-year.

        Perini Central Limited Partnership, Phoenix - In 1985, PL&D (75%) entered into a joint venture with the Central United Methodist Church to master plan and develop approximately 4.4 acres of the church's property in midtown Phoenix. Located adjacent to the Phoenix Art Museum and near the Heard Museum, the project is positioned to become the mixed use core of the newly formed Phoenix Arts District. In 1990, the project was successfully rezoned to permit development of 580,000 square feet of office, 37,000 square feet of retail and 162 luxury apartments. Plans for the first phase of this project, known as "The Coronado" have been put on hold. Currently, the joint venture is exploring possible sale opportunities for all or part of the property.

        Grove at Black Canyon, Phoenix - The project consists of an office park complex on a 30-acre site located off of Black Canyon Freeway, a major Phoenix artery, approximately 20 minutes from downtown Phoenix. When complete, the project will include approximately 650,000 square feet of office, hotel, restaurant and/or retail space. Development, which began in 1986, is scheduled to proceed in phases as market conditions dictate. In 1987, a 150,000 square foot office building was completed within the park and now is 97% leased with approximately half of the building leased to a major area utility company. During 1993, PL&D (50%) successfully restructured the financing on the project by obtaining a seven year extension with some amortization and a lower fixed interest rate. The annual amortization commitment is not currently covered by operating cash flow. In the near term, it appears approximately $700,000 per year of support to cover loan amortization will continue to be required. No new development within the park was begun in 1996, however, the lease covering space occupied by the major office tenant was extended an additional seven years to the year 2004 on competitive terms. In 1995, a day care center was completed on an 8-acre site along the north entrance of the park. In 1996, no new sales were closed but 2.9 acre and 1.5 acre parcels of land are both under contract for 1997 closings.

        Sabino Springs Country Club, Tucson - During 1990, the Tucson Board of Supervisors unanimously approved a plan for this 410-acre residential golf course community close to the foothills on the east side of Tucson. In 1991, that approval, which had been challenged, was affirmed by the Arizona Supreme
Court. When fully developed, the project will consist of 496 single-family homes. In 1993, PL&D recorded the master plat on the project and sold a major portion of the property to an international real estate company. An 18-hole Robert Tent Jones, Jr. designed championship golf course and clubhouse were completed within the project in 1995. Although it will require some infrastructure development before sale, PL&D still retains 33 estate lots for sale in future years.

        Capitol Plaza, Phoenix - In 1996, PL&D sold this 1.75-acre parcel of land located in the Governmental Mall area of Phoenix.

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

        Generally, there has been no material impact on PL&D's real estate development operations over the past 10 years due to interest rate increases. However, an extreme and prolonged rise in interest rates could create market resistance for all real estate operations in general, and is always a potential market obstacle. Historically, PL&D has, in some cases, employed hedges or caps to protect itself against increases in interest rates on any of its variable rate debt and, therefore, was insulated from extreme interest rate risk on borrowed funds, although specific projects may have been impacted if the decision had been made not to hedge or to hedge at higher than current rates. The future use of such hedges or caps is somewhat restricted under the terms of the New Credit Agreement.

        Over the past few years, the Company has sold out its relatively low cost debt-free land in Florida acquired in the late 1950's, and its sales mix has begun to contain land purchased at current market prices. In 1996 and future years, as the mix of land sold contain little or none of the lower cost land, the gross margin on real estate revenues will decrease substantially.

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

Employees

        The total number of personnel employed by the Company is subject to seasonal fluctuations, the volume of construction in progress and the relative amount of work performed by subcontractors. During 1996 the maximum number of employees employed was approximately 2,700 and the minimum was approximately 2,100.

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

ITEM 2.  PROPERTIES

        Properties applicable to the Company's real estate development activities are described in detail by geographic area in Item 1. Business on pages 7 through 12. All other properties used in operations are summarized below:

                      Owned or Leased  Approximate     Approximate Square
Principal Offices        by Perini        Acres       Feet of Office Space
-----------------        ---------        -----       --------------------
Framingham, MA             Owned            9                 110,000

Phoenix, AZ                Leased           -                  22,000

Southfield, MI             Leased           -                  13,900

Hawthorne, NY              Leased           -                  12,500

Los Angeles, CA            Leased           -                   2,000

Las Vegas, NV              Leased           -                   3,000

Atlanta, GA                Leased           -                   1,700

Chicago, IL                Leased           -                  14,700

Philadelphia, PA           Leased           -                   2,100
                                         ----             -----------
                                            9                 181,900
                                         ====             ===========
Principal Permanent Storage Yards
---------------------------------

Bow, NH                    Owned           70

Framingham, MA             Owned            6

Las Vegas, NV              Leased           2

Novi, MI                   Leased           3
                                         ----
                                           81
                                         ====

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

        The Company's common stock is traded on the American Stock Exchange under the symbol "PCR". The quarterly market price ranges (high-low) for 1996 and 1995 are summarized below:

                                           1996                 1995
                                           ----                 ----

Market Price Range per Common Share:  High       Low       High      Low
-----------------------------------   ----       ---       ----      ---
Quarter Ended
  March 31                                  9 -  7  1/2    11  7/8 -  9  3/8
  June 30                             12  1/8 -  7  3/4    11  1/2 -  9  1/2
  September 30                        12  1/4 -  8  5/8    13  3/8 - 10  1/8
  December 31                          9  1/4 -  7  1/2    12  1/4 -  7  7/8


        For  information on dividend  payments,  see Selected  Financial Data in
Item 6 below and "Dividends" under Management's Discussion and Analysis in Item 7 below.

        As of February 28, 1997, there were approximately 1,023 record holders of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

Selected Consolidated Financial Information
(In thousands, except per share data)


OPERATING SUMMARY                            1996              1995             1994             1993              1992
                                         -------------     ------------     ------------     ------------      ------------
Revenues
  Construction Operations            $       1,224,428 $      1,056,673  $       950,884  $     1,030,341  $      1,023,274
  Real Estate Operations                        45,856           44,395           61,161           69,775            47,578
                                         -------------     ------------     ------------     ------------      ------------
     Total Revenues                  $       1,270,284 $      1,101,068  $     1,012,045  $     1,100,116  $      1,070,852
                                         -------------     ------------     ------------     ------------      ------------

Costs:
  Cost of Operations                 $       1,215,806 $      1,086,213  $       960,248  $     1,047,330  $      1,018,663
  Write down of Certain Real Estate
   Assets (Note 4)                              79,900                -                -             -               30,000
                                         -------------     ------------     ------------     ------------      ------------
                                     $       1,295,706 $      1,086,213  $       960,248  $     1,047,330  $      1,048,663
                                         -------------     ------------     ------------     ------------      ------------

Gross Profit (Loss)                  $        (25,422) $         14,855  $        51,797  $        52,786  $         22,189
General, Administrative & Selling
   Expenses                                     33,988           37,283           42,985           44,212            41,328
                                         -------------     ------------     ------------     ------------      ------------
Income (Loss) From Operations        $        (59,410) $       (22,428)  $         8,812  $         8,574  $       (19,139)

Other Income (Expense), Net                      (492)             814              (856)           5,207              436
Interest Expense                               (9,871)          (8,582)           (7,473)          (5,655)          (7,651)
                                         -------------     ------------     ------------     ------------      ------------
Income (Loss) Before Income Taxes    $        (69,773) $       (30,196)  $           483  $         8,126  $       (26,354)
(Provision) Credit for Income Taxes              (830)           2,611              (180)          (4,961)           9,370
                                         -------------     ------------     ------------     ------------      ------------
Net Income (Loss)                    $        (70,603) $       (27,585)  $           303  $         3,165  $       (16,984)
                                         -------------     ------------     ------------     ------------      ------------

Per Share of Common Stock:
  Earnings (loss)                    $         (15.13) $         (6.38)  $         (0.42) $          0.24  $         (4.69)
                                         -------------     ------------     ------------     ------------      ------------
  Cash dividends declared            $               - $              -  $             -  $             -  $              -
                                         -------------     ------------     ------------     ------------      ------------
  Book value                         $            2.14 $          17.06  $         23.79  $         24.49  $          23.29
                                         -------------     ------------     ------------     ------------      ------------

Weighted Average Number of
   Common Shares Outstanding                     4,808            4,655            4,380            4,265             4,079
                                         -------------     ------------     ------------     ------------      ------------

FINANCIAL POSITION
SUMMARY *

Working Capital                      $          56,744 $         36,545  $        29,948  $        36,877  $         31,028
                                         -------------     ------------     ------------     ------------      ------------
Current Ratio                                   1.19.1           1.12:1           1.13:1           1.17:1            1.14:1
                                         -------------     ------------     ------------     ------------      ------------

Long-term Debt, less current
   maturities                        $          96,893 $         84,155  $        76,986  $        82,366  $         85,755
                                         -------------     ------------     ------------     ------------      ------------
Stockholders' Equity                 $          35,558 $        105,606  $       132,029  $       131,143  $        121,765
                                         -------------     ------------     ------------     ------------      ------------
Ratio of Long-term Debt to Equity               2.72.1            .80:1            .58:1            .63:1             .70:1
                                         -------------     ------------     ------------     ------------      ------------

Total Assets                         $         464,292 $        539,251  $       482,500  $       476,378  $        470,696
                                         -------------     ------------     ------------     ------------      ------------

OTHER DATA

Backlog at Year-end                  $       1,517,700 $      1,534,522  $     1,538,779  $     1,238,141  $      1,169,553
                                         -------------     ------------     ------------     ------------      ------------

* See Pro Forma impact on 1996 as if the New Equity transaction had been closed as of December 31, 1996 (see Note 14 to Notes to Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations -
1996 Compared to 1995

In spite of record revenues and earnings from domestic construction operations during 1996, the Company's total operations resulted in a net loss of $70.6 million (or $15.13 per common share) on revenues of $1.3 billion in 1996 compared to a net loss of $27.6 million in 1995 (or $6.38 per common share) on revenues of $1.1 billion. The reason for the net loss in 1996 was a change in the Company's real estate strategy on certain of its properties from maximizing value by holding them through the necessary development and stabilization periods to a new strategy of generating short-term liquidity through an accelerated disposition or bulk sale. The change in strategy substantially reduced the estimated future cash flows from these properties. Therefore, a non-cash impairment loss on those properties, in the aggregate amount of $79.9 million, was provided in the fourth quarter of 1996 in accordance with SFAS No. 121 (see Notes (1)(d) and 4 to Notes to Consolidated Financial Statements).

Revenues amounted to $1.270 billion in 1996, a record level for the second consecutive year, an increase of $169 million (or 15%) compared to the 1995 revenues of $1.101 billion. This increase was almost entirely due to an increase in construction revenues of $167 million (or 16%), from $1.057 billion in 1995 to $1.224 billion in 1996. This increase in construction revenues was divided fairly equally between building and heavy (or "civil") construction operations. Building construction revenues increased $87 million (or 12%), from $748 million in 1995 to $835 million in 1996 while civil construction revenues increased $80 million (or 26%), from $309 million in 1995 to $389 million in 1996. These revenue increases reflect the impact of several fast track hotel/casino projects in the western and midwestern United States, several prison/detention and medical facilities projects in the northeastern United States, and several long-term infrastructure rehabilitation projects in the metropolitan New York, Boston and Los Angeles areas.

In spite of the 15% increase in revenues, the gross profit decreased $40.3 million, from a gross profit of $14.9 million in 1995 to a gross loss of $25.4 million in 1996. The primary reason for the gross loss in 1996 was the $79.9 million real estate write down referred to above which caused the increase in gross loss from real estate from $1.0 million in 1995 to $80.9 million in 1996. This increase in gross loss was partially offset by a substantial increase in gross profit from construction operations of $39.6 million, from $15.9 million in 1995 to $55.5 million in 1996. Overall gross profit margins on both building and civil construction operations in 1996 exceeded those experienced in 1995. The lower than normal gross profit from construction operations recognized in 1995 included a pretax charge, which aggregated $25.6 million, to provide for a liability related to previously disclosed litigation in Washington, D.C. (see
Note 11 to Notes to Consolidated Financial Statements), and downward revisions in estimated probable recoveries on certain outstanding contract claims. These pretax charges in 1995, coupled with the increased construction revenues in 1996 referred to above, including the favorable profit impact in 1996 of several large infrastructure projects, primarily in the metropolitan New York, Boston and Los Angeles areas, resulted in the substantial increase in gross profit from construction operations in 1996.

General, administrative and selling expenses decreased by $3.3 million (or 9%), from $37.3 million in 1995 to $34.0 million in 1996 due primarily to continued emphasis on reducing overall overhead expenses in conjunction with the Company's re-engineering efforts commenced in prior years, the sale in June of 1996 of Pioneer Construction, a former subsidiary of the Company located in West Virginia, and the continuation of the gradual down-sizing of the Company's real estate and environmental remediation construction operations.

Other income (expense), net decreased $1.3 million, from income of $.8 million in 1995 to a loss of $.5 million in 1996 primarily due to higher bank charges experienced in 1996 in conjunction with the Company's renegotiation of certain provisions of its Revolving Credit Agreement and Bridge Loan Agreement and, to a lesser degree, a reduction in gains from the sale of certain underutilized operating facilities and less interest income.

Interest expense increased by $1.3 million (or 15%), from $8.6 million in 1995 to $9.9 million in 1996 due to a higher average level of borrowings during 1996.

The Company recognized income tax expense for the year ending December 31, 1996 of $.8 million on a pretax loss of $69.8 million, whereas in 1995, the Company recognized a tax benefit of $2.6 million on a pretax loss of $30.2 million. The 1996 income tax expense is primarily for state income taxes relating to certain jurisdictions in which the Company had net taxable income. The Company did not provide any federal tax benefit in 1996, whereas in 1995, a partial tax benefit was provided on the Company's pretax loss, due to certain accounting limitations. As a result, an amount estimated to be approximately $92.0 million of future pretax earnings should benefit from minimal, if any, federal tax charges. The net deferred tax assets reflect management's estimate of the amount that will, more likely than not, be realized (see Note 5 to Notes to Consolidated Financial Statements).

Results of Operations -
1995 Compared to 1994

The Company's 1995 operations resulted in a net loss of $27.6 million or $6.38 per common share on revenues of $1.1 billion compared to net income of $.3 million or a loss of $.42 per common share (after giving effect to the dividend payments required on its preferred stock) on revenues of $1.0 billion in 1994. The primary reasons for this decrease in earnings were a pretax charge of $25.6 million in connection with previously disclosed litigation in Washington, D.C. and downward revisions in estimated probable recoveries on certain outstanding contract claims, and lower than normal profit margins on certain civil construction contracts, including a significant reduction in the profit level on a tunnel project in the Midwest.

Revenues reached a record level of $1.101 billion in 1995, an increase of $89 million (or 9%) compared to the 1994 revenues of $1.012 billion. This increase resulted primarily from an increase in construction revenues of $106 million (or 11%) from $.951 billion in 1994 to $1.057 billion in 1995. This increase in construction revenues resulted primarily from an increase in building construction revenues of $122 million (or 19%), from $626 million in 1994 to $748 million in 1995, primarily due to substantially increased volume in the Midwest region resulting from a substantially higher backlog in that area entering 1995 combined with several hotel/casino projects acquired during 1995. This increase was partially offset by a decrease in building construction revenues in the Eastern and Western regions, as well as in the overall civil construction operations, due primarily to the timing in the start-up of several significant new projects and the completion early in 1995 of several other major projects. Revenues from real estate operations also decreased by $16.8 million (or 27%) from $61.2 million in 1994 to $44.4 million in 1995 due to the non-recurring sale in 1994 of two investment properties ($8.3 million) and fewer land sales in Massachusetts and California during 1995.

In spite of the 9% increase in revenues, the gross profit in 1995 decreased by $36.9 million, from $51.8 million in 1994 to $14.9 million in 1995, due primarily to an overall decrease in gross profit from construction operations of $32.1 million (or 67%), from $48.0 million in 1994 to $15.9 million in 1995. The primary reasons for this decrease were a pretax charge of $25.6 million in connection with previously disclosed litigation in Washington, D.C. and downward revisions in estimated probable recoveries on certain outstanding contract claims, and lower than normal profit margins on certain civil construction contracts, including a significant reduction in the profit level on a tunnel project in the Midwest. In addition, the overall gross profit from real estate operations decreased by $4.8 million, from a profit of $3.8 million in 1994 to a loss of $1.0 million in 1995 due to the sale in 1994 of the last parcels of high margin land in Florida and in a project in Massachusetts which was partially offset by improved operating results in 1995 from its two major on-going operating properties in California.

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

The Company recognized a tax benefit in 1995 equal to $2.6 million or 9% of the pretax loss. A portion of the tax benefit related to the 1995 loss was not recognized because of certain accounting limitations. However, an amount estimated to be approximately $20 million of future pretax earnings should benefit from minimal, if any, federal tax charges.


Financial Condition

Cash and Working Capital

During 1996, the Company used $24.3 million in cash for operating activities, primarily for changes in working capital, and $21.1 million for investment activities, primarily to fund construction and real estate joint ventures. These uses of cash were provided by $26.1 million from financing activities, primarily increases in borrowings under the Company's Revolving Credit and Bridge Loan facilities, and a $19.3 million reduction in cash on hand. In addition, the Company has future financial commitments to certain real estate joint ventures as described in Note 11 to Notes to Consolidated Financial Statements.

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

Since  1990,  the  Company  has paid down $42.8  million of real  estate debt on wholly-owned real estate projects (from $50.9 million to $8.1 million), utilizing proceeds from sales of property and general corporate funds. Similarly, real estate joint venture debt has been reduced by $163 million over the same period. As a result, the Company has reached a point at which revenues from further real estate sales that, in the past, have been largely used to retire real estate debt will be increasingly available to improve general corporate liquidity subject to certain restrictions contained in the New Credit Agreement referred to in Note 14 to Notes to Consolidated Financial Statements. With the exception of the major properties referred to in Note 11 to Notes to Consolidated Financial Statements, this trend should continue over the next several years with debt on projects often being fully repaid prior to full project sell-out. In addition, the Company made a strategic decision in the early 1990's to change its mix of construction work by increasing the relative percentage of potentially higher margin civil construction projects. The working capital required to support civil construction projects is substantially more than the normal building construction project because of its equipment intensive nature, progress billing terms imposed by certain public owners and, in some instances, time required to process contract change orders. The Company has addressed these problems by relying on corporate borrowings, extending certain maturing real estate loans (with such extensions usually requiring pay downs and increased annual amortization of the remaining loan balance), suspending the acquisition of new real estate inventory, significantly reducing development expenses on certain projects, utilizing stock in payment of certain expenses, utilizing cash internally generated from operations and selling its interest in certain engineering and construction business units that were not an integral part of the Company's ongoing building and civil construction operations. The Company also implemented company-wide cost reduction programs in 1990, and again in 1991 and 1993 to improve long-term financial results and suspended the dividend on its common stock during the fourth quarter of 1990 and suspended payment of dividends on its $21.25 Convertible Exchangeable Preferred Stock in the first quarter of 1996. Also, the Company increased the aggregate amount available under its revolving credit agreement during the period from $70 million to $114.5 million at December 31, 1995, plus, effective February 26, 1996, another $15 million under a Bridge Loan Agreement. In addition to internally generated funds, at December 31, 1996, the Company has $18.3 million available under its revolving credit facility and $15 million available under its Bridge Loan Agreement. The financial covenants to which the Company is subject include minimum levels of working capital, debt/net worth ratio, net worth level, interest coverage and certain restrictions on real estate investments, all as defined in the loan documents. Although the Company would have been in violation of certain of the covenants during 1996, it obtained waivers of such violations. Effective January 17, 1997, the Company's liquidity and access to future borrowings, as required, during the next few years were significantly enhanced by the "New Equity" and "New Credit Agreement" referred to in Note 14 to Notes to Consolidated Financial Statements.

The working capital current ratio stood at 1.19:1 at the end of 1996, compared to 1.12:1 at the end of 1995 and to 1.13:1 at the end of 1994. Of the total working capital of $56.7 million at the end of 1996, approximately $8 million may not be converted to cash within the next 12 to 18 months.

Long-term Debt

Long-term debt was $96.9 million at the end of 1996, an increase of $12.7 million compared with $84.2 million at the end of 1995, which was an increase of $7.2 million compared with $77.0 million at the end of 1994. The ratio of long-term debt to equity increased from .58:1 at the end of 1994 to .80:1 at the end of 1995 and 2.72:1 at the end of 1996 due to increases in long-term debt coupled with the negative impact on equity of the net losses experienced by the Company in 1995 and 1996.

Stockholders' Equity

The Company's book value per common share stood at $2.14 at December 31, 1996, compared to $17.06 per common share and $23.79 per common share at the end of 1995 and 1994, respectively. The major factors impacting stockholders' equity during the three-year period under review were the net losses recorded in 1995 and 1996 and, to a lesser extent, preferred dividends paid or accrued, and stock issued in partial payment of certain expenses.

At December 31, 1996, there were 1,276 common stockholders of record based on the stockholders list maintained by the Company's transfer agent.

Dividends

There were no cash dividends declared or paid on the Company's outstanding Common Stock during the three years ended December 31, 1996.

During 1994 and 1995, the Company declared and paid the regular quarterly cash dividends of $5.3125 per share on the Company's convertible exchangeable preferred shares for an annual total of $21.25 per share (equivalent to quarterly dividends of $.53125 per depositary share for an annual total of $2.125 per depositary share). In conjunction with the covenants of the 1995 Amended Revolving Credit Agreement (see Note 3 to Notes to Consolidated Financial Statements), the Company was required to suspend the payment of quarterly dividends on its preferred stock until the Bridge Loan commitment was no longer outstanding, if a default exists under the terms of the Amended Revolving Credit Agreement, or if the ratio of long-term debt to equity exceeded 50%. Therefore, the dividend that normally would have been declared during December of 1995 and payable on March 15, 1996, as well as subsequent quarterly dividends in 1996, have not been declared or paid (although they have been fully accrued due to the "cumulative" feature of the preferred stock). A New Credit Agreement, superseding the loan agreements referred to above, was approved January 17, 1997 and provides that the Company may not pay cash dividends or make other restricted payments, as defined, prior to September 30, 1998 and thereafter may not pay cash dividends or make other restricted payments unless: (i) the Company is not in default under the New Credit Agreement; (ii) commitments under the credit facility have been reduced to less than $90 million; (iii) restricted payments in any quarter, when added to restricted payments made in the prior three quarters, do not exceed fifty percent (50%) of net income from continuing operations for the prior four quarters; and (iv) net worth (after taking into consideration the amount of the proposed cash dividend or restricted payment) is at least equal to the amount shown below, adjusted for non-cash charges incurred in connection with any disposition or write down of any real estate investment, provided that unadjusted net worth must be at least $60 million:

                                                 (In thousands)

                                                           Adjusted for 1996
                                                              Real Estate
                                       Unadjusted              Write Down

October 1, 1998 to December 30, 1998    $161,977                $82,077
December 31, 1998 to March 31, 1999     $167,303                $87,403
April 1, 1999 to June 30, 1999          $170,129                $90,229
July 1, 1999 to September 30, 1999      $172,955                $93,055
October 1, 1999 to January 1, 2000      $175,781                $95,881

For purposes of the New Credit Agreement, net worth shall include the net proceeds from the sale of the Series B Preferred Stock to the Investors. In addition, under the terms of the Series B Preferred Stock, the Company may not pay any cash dividends on its Common Stock until after September 1, 2001, and then only to the extent such dividends do not exceed in aggregate more than twenty-five percent (25%) of the Company's consolidated net income available for distribution to Common shareholders (after preferred dividends); provided, however, that the Company shall have elected and paid cash dividends on the Series B Preferred Stock for the preceding four quarters.

The Board of Directors intends to resume payment of dividends as the Company satisfies the terms of the New Credit Agreement, the provisions of the Series B Preferred Stock and the Board deems it prudent to do so.

Outlook

Looking ahead, the overall construction backlog at the end of 1996 was $1.518 billion which approximates the 1995 year-end backlog of $1.535 billion. This backlog has a good balance between building and civil work and a higher overall estimated profit margin. Approximately 53% of the current backlog relates to building construction projects which generally represent lower risk, lower margin work and approximately 47% of the current backlog relates to heavy construction projects which generally represent higher risk, but correspondingly higher margin work. During 1996, the Company also adopted a plan to enhance the profitability of its construction operations by emphasizing gross margin and bottom line improvement ahead of top line revenue growth. This plan calls for the Company to focus its financial and human resources on construction operations which are consistently profitable and to de-emphasize marginal business units. Consistent with that Plan, the Company currently is closing or downsizing and refocusing four business units. The Company believes the outlook for its building and civil construction businesses continues to be promising.

With the sale of the final 21 acres during 1994, the Company's Villages of Palm Beach Lakes, Florida land was completely sold out. Because of its low book value, sales of this acreage have provided a major portion of the Company's real estate profit in recent years. With the sale of this property complete, the Company's ability to generate profit from real estate sales and the related gross margin will be reduced as was the case in 1996. In addition, five projects, which aggregate approximately 6% of the Company's real estate asset values, are projected to produce an estimated average 3% gross margin over the period through ultimate disposition. As such, future gross margins from sales of real estate will be impacted by the operations and/or disposition of these properties.

With the closing of the new equity transaction and New Credit Agreement becoming effective on January 17, 1997 (see Note 14 to Notes to Consolidated Financial Statements), the Company's near term liquidity position has improved substantially, enabling payments to vendors to generally be made in accordance with normal payment terms. In order to generate cash and reduce the Company's dependence on bank debt to fund the working capital needs of its core construction operations as well as to lower the Company's substantial interest expense and strengthen the balance sheet in the longer term, the Company will continue to sell certain real estate assets as market opportunities present themselves; to actively pursue the favorable conclusion of various construction claims; to focus new construction work acquisition efforts on various niche markets and geographic areas where the Company has a proven history of success; to downsize or close operations with marginal prospects for success; to continue to restrict the payment of cash dividends on the Company's $1 par value common stock and depositary convertible exchangeable preferred stock; and to continue to seek ways to control overhead expenses. In addition, the Company recently completed a review of all of its real estate assets which resulted in a change of strategies related to certain of those assets to a new strategy of generating short-term liquidity of up to an additional $30 million for the Company.

Management believes that cash generated from operations, existing credit lines, additional borrowings and projected sale of certain real estate assets referred to above should be adequate to meet the Company's funding requirements for at least the next twelve months.

Forward-looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations, including "Outlook" and other sections of this Annual Report, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from those in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving election of directors in connection with the Annual Meeting of Stockholders to be held on May 15, 1997 (the "Proxy Statement"), which section is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996 pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended.

        Listed below are the names, offices held, ages and business experience of all executive officers of the Company.



    Name, Offices Held and Age             Year First Elected to Present Office and Business Experience
David B. Perini, Director, Chairman        He has served as a Director, President, Chief Executive Officer and
and Chief Executive Officer - 59           Acting Chairman since 1972.  He became Chairman on March 17, 1978 and has worked for the Company  since 1962 in various capacities.
                                           Prior to being elected President, he served as Vice President and
                                           General Counsel.

Richard J. Rizzo,  Executive  Vice         He has served in this capacity  since January
President, Building Construction - 53      1994, which entails overall responsibility for the Company's building construction operations.  Prior thereto, he served as President of Perini Building Company  (formerly known as  Mardian  Construction
                                           Co.) since  1985,  and  in  various  other operating capacities since 1977.

John H. Schwarz, Executive Vice            He has served as Executive Vice President, Finance and
President, Finance and                     Administration since August 1994.  He also served as Chief Executive
Administration of the Company - 58         Officer of Perini Land and Development Company, which entails
                                           overall    responsibility   for   the Company's   real  estate   operations
                                           since April 1992 through 1995.  Prior to that, he served as Vice President,
                                           Finance  and  Controls of Perini Land and Development Company.  Previously,
                                           he served as  Treasurer  from  August 1984,   and   Director  of  Corporate
                                           Planning  since May  1982.  He joined the  Company  in 1979 as  Manager  of
                                           Corporate Development.

Donald E. Unbekant, Executive Vice         He has served in this capacity since January 1994, which entails overall
President, Civil Construction - 65         responsibility for the Company's civil construction operations.  Prior
                                           thereto,    he    served    in    the Metropolitan New York Division of the
                                           Company as President since 1992, Vice President  and General  Manager since
                                           1990 and Division Manager since 1984.


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

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                       PERINI CORPORATION AND SUBSIDIARIES



(a)1.   The  following   financial   statements  and   supplementary   financial
        information are filed as part of this report:

                                                                                                 Pages

Financial Statements of the Registrant
--------------------------------------

Consolidated Balance Sheets as of December 31, 1996 and 1995                                     26 - 27

Consolidated Statements of Operations for the three years ended December 31, 1996,               28
 1995 and 1994

Consolidated Statements of Stockholders' Equity for the three years ended December               29
 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows for the three years ended December 31, 1996,               30 - 31
 1995 and 1994

Notes to Consolidated Financial Statements                                                       32 - 48

Report of Independent Public Accountants                                                         49

(a)2. The following financial statement schedules are filed as part of this report:

                                                                                                 Pages

Report of Independent Public Accountants on Schedules                                            50

Schedule I -- Condensed Financial Information of Registrant                                      51 - 55

Schedule II -- Valuation and Qualifying Accounts and Reserves                                    56


        All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or in the Notes thereto.

(a)3.   Exhibits

        The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on pages 57 through 60. The Company will furnish a copy of any exhibit not included herewith to any holder of the Company's common and preferred stock upon request.

(b) During the quarter ended December 31, 1996, the Registrant made no filings on Form 8-K.

                                   Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   Perini Corporation
                                   (Registrant)


Dated:  March 27, 1997
                                   David B. Perini
                                   Chairman and Chief Executive Officer


        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


             Signature                 Title                       Date
             ---------                 -----                       ----

(i)  Principal Executive Officer
     David B. Perini               Chairman and Chief
                                   Executive Officer          March 27, 1997
     /s/David B. Perini
     ------------------
     David B. Perini

(ii) Principal Financial Officer
     John H. Schwarz               Executive Vice President
                                   Finance & Administration   March 27, 1997
     /s/John H. Schwarz
     ------------------
     John H. Schwarz

(iii) Principal Accounting Officer
      Barry R. Blake               Vice President and
                                   Controller                 March 27, 1997
      /s/Barry R. Blake
      -----------------
      Barry R. Blake

(iv)  Directors

       David B. Perini                            )
       Richard J. Boushka                         ) By
       Marshall M. Criser                         )
       Thomas E. Dailey                           ) /s/David B. Perini
                                                    ------------------
       Albert A. Dorman                           ) David B. Perini
       Arthur J. Fox, Jr.                         )
       Nancy Hawthorne                            ) Attorney in Fact
       Michael R. Klein                           ) Dated:  March 27, 1997
       Douglas J. McCarron                        )
       John H. McHale                             )
       Jane E. Newman                             )
       Bart W. Perini                             )
       Ronald N. Tutor                            )


Consolidated Balance Sheets
December 31, 1996 and 1995

(In thousands except per share data)

Assets
------

                                                                                                 1996         1995
                                                                                                 ----         ----

CURRENT ASSETS:
  Cash, including cash equivalents of $9,071 and $29,059 (Note 1)                            $  9,745     $ 29,059
  Accounts and notes receivable, including retainage of $63,423 and $69,884                   188,120      180,978
  Unbilled work (Note 1)                                                                       35,600       28,304
  Construction joint ventures (Notes 1 and 2)                                                  78,233       61,846
  Real estate inventory, at the lower of cost or market (Notes 1 and 4)                        37,914       14,933
  Deferred tax asset (Notes 1 and 5)                                                            3,513       13,039
  Other current assets                                                                          1,655        2,186
                                                                                             --------     --------
    Total current assets                                                                     $354,780     $330,345
                                                                                             --------     --------

REAL ESTATE DEVELOPMENT INVESTMENTS (Notes 1 and 4):
  Land held for sale or development (including land development costs) at
    the lower of cost or market                                                              $ 21,520     $ 41,372
  Investments in and advances to real estate joint ventures
    (Notes 2 and 11)                                                                           71,253      148,225
  Real estate properties used in operations, less accumulated depreciation
    of $3,444 in 1995                                                                               -        2,964
  Other                                                                                            49          302
                                                                                             --------     --------
    Total real estate development investments                                                $ 92,822     $192,863
                                                                                             --------     --------


PROPERTY AND EQUIPMENT, at cost (Note 1):
  Land                                                                                       $    793     $    809
  Buildings and improvements                                                                   13,075       13,548
  Construction equipment                                                                       10,535       15,597
  Other equipment                                                                               9,726        9,911
                                                                                             --------     --------
                                                                                             $ 34,129     $ 39,865
  Less - Accumulated depreciation                                                              23,013       27,299
                                                                                             --------     --------
    Total property and equipment, net                                                        $ 11,116     $ 12,566
                                                                                             --------     --------

OTHER ASSETS:
  Other investments                                                                          $  3,999     $  1,839
  Goodwill (Note 1)                                                                             1,575        1,638
                                                                                             --------     --------
    Total other assets                                                                       $  5,574     $  3,477
                                                                                             --------     --------

                                                                                             $464,292     $539,251
                                                                                             ========     ========

The accompanying notes are an integral part of these financial statements.


Liabilities and Stockholders' Equity
------------------------------------

                                                                                                   1996           1995
                                                                                                   ----           ----
CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 3)                                                $ 16,421       $  5,697
  Accounts payable, including retainage of $57,131 and $58,749                                  183,407        197,052
  Advances from construction joint ventures (Note 2)                                             47,544         34,830
  Deferred contract revenue (Note 1)                                                             23,841         23,443
  Accrued expenses                                                                               26,823         32,778
                                                                                               ---------      --------
    Total current liabilities                                                                  $298,036       $293,800
                                                                                               ---------      --------

DEFERRED INCOME TAXES AND OTHER LIABILITIES (Notes 1, 5 & 6)                                   $ 31,297       $ 52,663
                                                                                               ---------      --------

LONG-TERM DEBT, less current maturities included above (Note 3):
  Real estate development                                                                      $  4,287       $  3,660
  Other                                                                                          92,606         80,495
                                                                                               ---------      --------
    Total long-term debt                                                                       $ 96,893       $ 84,155
                                                                                               ---------      --------

MINORITY INTEREST (Note 1)                                                                     $  2,508       $  3,027
                                                                                               ---------      --------

CONTINGENCIES AND COMMITMENTS (Note 11)

STOCKHOLDERS' EQUITY (Notes 1, 7, 8, 9, 10 and 14):
  Preferred stock, $1 par value -
    Authorized - 1,000,000 shares
    Issued and outstanding - 100,000 shares
      ($25,000 aggregate liquidation preference)                                               $    100       $    100
  Series A junior participating preferred stock, $1 par value -
    Authorized - 200,000
    Issued - none                                                                                    -              -
  Common stock, $1 par value -
    Authorized - 15,000,000 shares
    Issued - 5,032,427 shares and 4,985,160 shares                                                5,032          4,985
  Paid-in surplus                                                                                57,080         57,659
  Retained earnings (deficit)                                                                   (20,666)        52,062
  ESOT related obligations                                                                      ( 3,856)        (4,965)
                                                                                               ---------      ---------
                                                                                               $ 37,690       $109,841

  Less - Common stock in treasury, at cost - 133,779 shares and 265,735                           2,132          4,235
                                                                                               ---------      --------
  shares

    Total stockholders' equity                                                                 $ 35,558       $105,606
                                                                                               ---------      --------

                                                                                               $464,292       $539,251
                                                                                               ========       ========


Consolidated Statements of Operations
For the years ended December 31, 1996, 1995 & 1994

(In thousands, except per share data)



                                                                              1996              1995              1994
                                                                              ----              ----              ----

REVENUES (Notes 2 and 13)                                               $1,270,284        $1,101,068        $1,012,045
                                                                        -----------       -----------       ----------

COSTS AND EXPENSES (Notes 2 and 10):
  Cost of operations                                                    $1,215,806        $1,086,213        $  960,248
  Write down of certain real estate assets (Note 4)                         79,900               -                 -
  General, administrative and selling expenses                              33,988            37,283            42,985
                                                                        -----------       -----------       ----------
                                                                        $1,329,694        $1,123,496        $1,003,233
                                                                        -----------       -----------       ----------

INCOME (LOSS) FROM OPERATIONS (Note 13)                                 $  (59,410)       $  (22,428)       $    8,812
                                                                        -----------       -----------       ----------

  Other income (expense), net (Note 6)                                        (492)              814              (856)
  Interest expense (Note 3)                                                 (9,871)           (8,582)           (7,473)
                                                                        -----------       -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES                                       $  (69,773)       $  (30,196)       $      483

(Provision) credit for income taxes (Notes 1 and 5)                           (830)            2,611              (180)
                                                                        -----------       -----------       -----------

NET INCOME (LOSS)                                                       $  (70,603)       $  (27,585)       $      303
                                                                        ===========       ===========       ==========


EARNINGS (LOSS) PER COMMON SHARE (Note 1)                               $   (15.13)       $    (6.38)       $     (.42)
                                                                        ===========       ===========       ===========

The accompanying notes are an integral part of these financial statements.


Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 1996, 1995 & 1994

(In thousands, except per share data)


                                                                                        ESOT
                                   Preferred    Common     Paid-In      Retained       Related      Treasury
                                     Stock       Stock     Surplus      Earnings     Obligation      Stock        Total
-------------------------------- ------------- --------- ------------ ------------ -------------- ------------ ------------
Balance-December 31, 1993          $100        $4,985    $59,875      $ 83,594     $(6,982)       $(10,429)    $131,143
-------------------------------- ------------- --------- ------------ ------------ -------------- ------------ ------------
Net Income                           -           -          -              303        -               -             303
Preferred stock-cash
dividends declared
($21.25 per share*)                  -           -          -           (2,125)       -               -          (2,125)
Treasury stock issued in
partial payment of
incentive compensation               -           -          (835)         -           -              2,444        1,609
Restricted stock awarded             -           -           (39)         -           -                165          126
Payments related to ESOT                                                                              -
notes                                -           -          -             -            973                          973
-------------------------------- ------------- --------- ------------ ------------ -------------- ------------ ------------
Balance-December 31, 1994          $100        $4,985    $59,001      $ 81,772     $(6,009)       $ (7,820)    $132,029
-------------------------------- ------------- --------- ------------ ------------ -------------- ------------ ------------
Net Loss                             -           -          -          (27,585)       -               -         (27,585)
Preferred stock-cash
dividends declared or
accrued ($21.25 per
share*)                              -           -          -           (2,125)       -               -          (2,125)
Treasury stock issued in
partial payment of
incentive compensation               -           -        (1,342)         -           -              3,585        2,243
Payments related to ESOT
notes                                -           -          -             -          1,044            -           1,044
-------------------------------- ------------- --------- ------------ ------------ -------------- ------------ ------------
Balance-December 31, 1995          $100        $4,985    $57,659      $ 52,062     $(4,965)       $ (4,235)    $105,606
-------------------------------- ------------- --------- ------------ ------------ -------------- ------------ ------------
Net Loss                             -           -          -          (70,603)       -               -         (70,603)
Preferred stock
dividends accrued ($21.25
per share*)                          -           -          -           (2,125)       -               -          (2,125)
Treasury stock issued in
partial payment of
incentive compensation               -           -          (830)         -           -             1,867         1,037
Payment of director fees             -           -          (102)         -           -               236           134
Payment of finance fee
(Note 3)                             -             47        353          -           -               -             400
Payments related to ESOT
notes                                -           -          -             -          1,109            -           1,109
-------------------------------- ------------- --------- ------------ ------------ -------------- ------------ ------------
Balance-December 31, 1996          $100        $5,032    $57,080      $(20,666)    $(3,856)       $(2,132)     $ 35,558
-------------------------------- ------------- --------- ------------ ------------ -------------- ------------ ------------


*Equivalent to $2.125 per depositary share (see Note 7).


The accompanying notes are an integral part of these financial statements.


Consolidated Statements of Cash Flows
For the years ended December 31, 1996, 1995 & 1994

(In thousands)


Cash Flows from Operating Activities:                                               1996           1995            1994
                                                                                  --------       --------        --------
Net income (loss)                                                                 $(70,603)      $(27,585)       $    303
Adjustments to reconcile net income (loss) to net cash from
  operating activities -
  Depreciation and amortization                                                      2,590          2,769           2,879
  Non-current deferred taxes and other liabilities                                 (21,366)        19,175          (5,306)
  Distributions greater (less) than earnings of joint ventures
    and affiliates                                                                  (4,586)        12,880           2,995
  Write down of certain real estate properties                                      79,900            -               -
  Cash provided from (used by) changes in  components  of working  capital other than cash, notes payable and current maturities of long-term debt:
        (Increase) decrease in accounts receivable                                  (7,142)       (29,358)        (28,611)
        (Increase) decrease in unbilled work                                        (7,296)        (8,095)         (5,285)
        (Increase) decrease in construction joint ventures                            (380)         2,643            (662)
        (Increase) decrease in deferred tax asset                                    9,526         (6,973)          1,636
        (Increase) decrease in other current assets                                    849          2,109             233
        Increase (decrease) in accounts payable                                    (13,645)        48,997          35,024
        Increase (decrease) in advances from construction joint
          ventures                                                                  12,714         26,020         (14,390)
        Increase (decrease) in deferred contract revenue                               398        (15,486)         13,062
        Increase (decrease) in accrued expenses                                     (8,080)        (3,106)        (15,126)
  Real estate development investments other than joint ventures                      4,500          2,757          11,451
  Other non-cash items, net                                                         (1,689)        (2,174)         (3,231)
                                                                                  ---------      ---------       ---------
  NET CASH PROVIDED FROM (USED BY) OPERATING ACTIVITIES                           $(24,310)      $ 24,573        $ (5,028)
                                                                                  ---------      ---------       ---------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment                                    $  2,098       $  3,115        $    989
  Cash distributions of capital from unconsolidated joint
    ventures                                                                         8,753         23,858          13,112
  Acquisition of property and equipment                                             (1,449)        (1,960)         (2,493)
  Improvements to land held for sale or development                                   (515)          (193)           (334)
  Improvements to real estate properties used
    in operations                                                                     (123)          (263)           (140)
  Capital contributions to unconsolidated joint ventures                           (20,224)       (29,373)        (20,199)
  Advances to real estate joint ventures, net                                       (7,312)        (7,735)         (6,559)
  Investments in other activities                                                   (2,374)           190              14
                                                                                  ---------      ---------       ---------
  NET CASH USED BY INVESTING ACTIVITIES                                           $(21,146)      $(12,361)       $(15,610)
                                                                                  ---------      ---------       ---------








Consolidated Statements of Cash Flows (Continued)
For the years ended December 31, 1996, 1995 & 1994

(In thousands)

Cash Flows from Financing Activities:                                               1996           1995            1994
                                                                                  --------       --------        --------
  Proceeds from long-term debt                                                    $ 27,006       $ 12,033        $  3,127
  Repayment of long-term debt                                                       (2,435)        (3,145)        (10,129)
  Cash dividends paid                                                                  -           (2,125)         (2,125)
  Treasury stock issued                                                              1,171          2,243           1,735
  Finance fee paid in stock                                                            400            -               -
                                                                                  ---------      ---------       ---------

  NET CASH PROVIDED FROM (USED BY) FINANCING ACTIVITIES                           $ 26,142       $  9,006        $ (7,392)
                                                                                  ---------      ---------       ---------
Net Increase (Decrease) in Cash                                                   $(19,314)      $ 21,218        $(28,030)

Cash and Cash Equivalents at Beginning of Year                                      29,059          7,841          35,871
                                                                                  ---------      ---------       ---------
Cash and Cash Equivalents at End of Year                                          $  9,745       $ 29,059        $  7,841
                                                                                  =========      =========       =========

Supplemental Disclosures of Cash Paid During the Year For:
  Interest                                                                        $  9,596       $  8,715        $  7,308
                                                                                  =========      =========       =========
  Income tax payments                                                             $    221       $    121        $  1,176
                                                                                  =========      =========       =========


The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1996, 1995 & 1994

[1]  Summary of Significant Accounting Policies

[a]  Principles of Consolidation
The   consolidated   financial   statements   include  the  accounts  of  Perini
Corporation,  its  subsidiaries  and certain  majority-owned  real estate  joint ventures (the "Company"). All subsidiaries are currently wholly-owned. All significant intercompany transactions and balances have been eliminated in consolidation. Non-consolidated joint venture interests are accounted for on the equity method with the Company's share of revenues and costs in these interests included in "Revenues" and "Cost of Operations," respectively, in the accompanying consolidated statements of operations. All significant intercompany profits between the Company and its joint ventures have been eliminated in consolidation. Taxes are provided on joint venture results in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

[b]  Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates with regard to these financial statements relate to the estimating of final construction contract profits in accordance with accounting for long-term contracts (see Note 1(c) below), estimating future cash flows of real estate development projects (see Note 1(d) below) and estimating potential liabilities in conjunction with certain contingencies and commitments, as discussed in Note
11. Actual results could differ from these estimates.

[c]  Method of Accounting for Contracts
Profits from construction contracts and construction joint ventures are generally recognized by applying percentages of completion for each year to the total estimated profits for the respective contracts. The percentages of completion are determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. When the estimate on a contract indicates a loss, the Company's policy is to record the entire loss. The cumulative effect of revisions in estimates of total cost or revenue during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. An amount equal to the costs attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable. Profit from unapproved change orders and claims is recorded in the year such amounts are resolved.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 1996, 1995 & 1994 (continued)

[1]  Summary of Significant Accounting Policies (continued)

[d]  Methods of Accounting for Real Estate Operations (continued)

Real estate investments are stated at the lower of the carrying amounts, which includes applicable interest and real estate taxes during the development and construction phases, or fair value less cost to sell in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment has occurred when the carrying amount of the assets exceed the related undiscounted future cash flows of a development. SFAS No. 121 also provides that when management has committed to a plan to dispose of specific real estate assets, the assets should be reported at the lower of the carrying amount or fair value less cost to sell. Estimating future cash flows of a development involves estimating the current sales value of the development less the estimated costs of completion (to the stage of completion assumed in determining the selling price), holding and disposal. Estimated sales values are forecast based on comparable local sales (where applicable), trends as foreseen by knowledgeable local commercial real estate brokers or others active in the business and/or project specific experience such as offers made directly to the Company relating to the property. If the estimated future cash flows of a development is less than the carrying amount of a development, SFAS No. 121 requires a provision to be made to reduce the carrying amount of the development to fair value less cost to sell. The Company recently changed its strategy with respect to certain real estate assets which resulted in a write down that is described in Note 4 below.

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

[g]  Income Taxes
The Company follows SFAS No. 109, "Accounting for Income Taxes," (see Note 5). Deferred income tax assets and liabilities are recognized for the effects of temporary differences between the financial statement carrying amounts and the income tax basis of assets and liabilities using enacted tax rates. In addition, future tax benefits, such as net operating loss carryforwards, are recognized currently to the extent such benefits are more likely than not to be realized as an economic benefit in the form of a reduction of income taxes in future years.

[h]  Earnings (Loss) Per Common Share
Computations of earnings (loss) per common share amounts are based on the weighted average number of common shares outstanding (4,808,000 shares in 1996, 4,655,000 shares in 1995 and 4,380,000 shares in 1994). During the three-year period ended December 31, 1996, earnings (loss) per common share reflect the effect of $2,125,000 of preferred dividends declared or accrued during the year. Common stock equivalents related to additional shares of common stock issuable upon exercise of stock options (see Note 9) have not been included since their effect would be immaterial or antidilutive. Earnings (loss) per common share on a fully diluted basis are not presented because the effect of conversion of the Company's depositary convertible exchangeable preferred shares into common stock is antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 1996, 1995 & 1994 (continued)

[1]  Summary of Significant Accounting Policies (continued)

[i]  Cash and Cash Equivalents
Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

[j]  Reclassifications
Certain prior year amounts have been reclassified to be consistent with the current year classifications.

[k]  Impact of Recently Issued Accounting Standards
During 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", effective January 1, 1996, which requires the determination of whether an impairment has occurred to be based on undiscounted cash flows. If it is determined that an impairment has occurred, the impaired asset must be written down to fair value less cost to sell. While SFAS No. 121 specifically applies to the Company's real estate development business (see Note (1)(d) above), its adoption did not have a material impact on the accompanying financial statements since the application of the Company's prior policy of recording its real estate assets at the lower of cost or market produced similar results.

Also during 1995, SFAS No. 123, "Accounting for Stock-based Compensation" was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to be either included as compensation expense in the income statement, or the pro-forma effect on net income and earnings per share to be disclosed in the footnotes to the financial statements commencing in 1996. The Company has elected to adopt SFAS No. 123 on a disclosure basis and, as such, the effect of its implementation did not have a material impact on the accompanying financial statements (see Note 9 below).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 1996, 1995 & 1994 (continued)

[2]  Joint Ventures

The Company, in the normal conduct of its business, has entered into partnership arrangements, referred to as "joint ventures," for certain construction and real estate development projects. Each of the joint venture participants is usually committed to supply a predetermined percentage of capital, as required, and to share in a predetermined percentage of the income or loss of the project. Summary financial information (in thousands) for construction and real estate joint ventures accounted for on the equity method for the three years ended December 31, 1996 follows:


Construction Joint Ventures


Financial position at December 31,                                      1996                1995              1994
                                                                     ---------           ---------         ---------
  Current assets                                                     $329,999            $227,578          $232,025
  Property and equipment, net                                          32,145              22,491            19,386
  Current liabilities                                                (236,752)           (151,311)         (132,326)
                                                                     ---------           ---------         ---------
  Net assets                                                         $125,392            $ 98,758          $119,085
                                                                     =========           =========         =========

Operations for the year ended December 31,                              1996                1995              1994
                                                                     ---------           ---------         ---------
  Revenue                                                            $753,214            $348,730          $544,546
  Cost of operations                                                  702,997             329,414           505,347
                                                                     ---------           ---------         ---------
  Pretax income                                                      $ 50,217            $ 19,316          $ 39,199
                                                                     =========           =========         =========

Company's share of joint ventures
  Revenue                                                            $446,793            $182,799          $241,784
  Cost of operations                                                  413,935             177,990           224,039
                                                                     ---------           ---------         ---------
  Pretax income                                                      $ 32,858            $  4,809          $ 17,745
                                                                     =========           =========         =========

  Equity                                                             $ 78,233            $ 61,846          $ 66,346
                                                                     =========           =========         =========
The  Company  has  a  centralized  cash  management   arrangement  with  certain
construction joint ventures in which it is the sponsor.  Under this arrangement, excess cash is  controlled  by the Company;  cash is made  available to meet the individual  joint  venture  requirements,  as  needed;  and  interest  income is credited to the ventures at competitive market rates. In addition, certain joint ventures  sponsored  by other  contractors,  in which the Company  participates, distribute  cash at the end of each  quarter to the  participants  who will then return  these  funds at the  beginning  of the next  quarter.  Of the total cash advanced  at  the  end  of  1996  ($47.5  million)  and  1995  ($34.8  million), approximately  $25.6  million in 1996 and $12.1 million in 1995 was deemed to be temporary.

Real Estate Joint Ventures

Financial position at December 31,                                      1996                1995              1994
                                                                     ---------           ---------         ---------
  Property held for sale or development                              $  12,683           $  18,350         $ 28,885
  Investment properties, net                                           168,833             173,468          177,258
  Other assets                                                          64,530              61,700           62,101
  Long-term debt                                                       (69,195)            (72,603)         (77,968)
  Other liabilities*                                                  (334,087)           (305,755)        (277,184)
                                                                     ----------          ----------        ---------
  Net assets (liabilities)                                           $(157,236)          $(124,840)        $(86,908)
                                                                     ==========          ==========        =========

Operations for the year ended December 31,                              1996                1995              1994
                                                                     ----------          ---------         ---------
  Revenue                                                            $  42,921           $  49,560         $ 58,326
                                                                     ----------          ----------        ---------
  Cost of operations -
    Depreciation                                                     $   6,614           $   7,304         $  7,245
    Other                                                               64,289              73,829           71,211
                                                                     ----------          ----------        ---------
                                                                     $  70,903           $  81,133         $ 78,456
                                                                     ----------          ----------        ---------
  Pretax income (loss)                                               $ (27,982)          $ (31,573)        $(20,130)
                                                                     ==========          ==========        =========

Company's share of joint ventures
  Revenue                                                            $  22,502           $  23,424         $ 27,059
                                                                     ----------          ----------        ---------
  Cost of operations -
    Depreciation                                                     $   3,441           $   3,275         $  3,323
    Other **                                                            19,127              20,888           26,682
                                                                     ----------          ----------        ---------
                                                                     $  22,568           $  24,163         $ 30,005
                                                                     ----------          ----------        ---------
  Pretax income (loss)                                               $     (66)          $    (739)        $ (2,946)
                                                                     ==========          ==========        =========

  Equity ***                                                         $(125,877)          $ (46,640)        $(30,095)
  Advances                                                             222,341             198,741          181,934
                                                                     ----------          ----------        ---------
  Total Equity and Advances                                          $  96,464           $ 152,101         $151,839
                                                                     ==========          ==========        =========

  Total Equity and Advances, Long-term                               $  71,253           $ 148,225         $148,843
  Total Equity and Advances, Short-term ****                            25,211               3,876            2,996
                                                                     ----------          ----------        ---------
                                                                     $  96,464           $ 152,101         $151,839
                                                                     ==========          ==========        =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 1996, 1995 & 1994 (continued)

[2]  Joint Ventures (continued)

* Included in "Other liabilities" are advances from joint venture partners in the amount of $259.3 million in 1994, $287.6 million in 1995, and $255.0 million in 1996. Of the total advances from joint venture partners, $181.9 million in 1994, $198.7 million in 1995, and $222.3 million in 1996 represented advances from the Company.

** Other costs are reduced by the amount of interest income recorded by the Company on its advances to the respective joint ventures.

*** When the Company's equity in a real estate joint venture is combined with advances by the Company to that joint venture, each joint venture has a positive investment balance at December 31, 1996.

****    Included in real estate inventory classified as current.

[3]  Long-term Debt

Long-term debt of the Company at December 31, 1996 and 1995 consists of the following (in thousands):

                                                                                                  1996           1995
                                                                                                 ------         ------
Real Estate Development:

Industrial revenue bonds, at 65% of prime, payable in semi-annual installments                   $    891       $ 1,034
Mortgages on real estate, at rates ranging from 8% to 10.82%,
  payable in installments                                                                           7,222         5,521
                                                                                                 --------       -------
Total                                                                                            $  8,113       $ 6,555
Less - current maturities                                                                           3,826         2,895
                                                                                                 --------       -------
  Net real estate development long-term debt                                                     $  4,287       $ 3,660
                                                                                                 ========       =======

Other:

Revolving credit loans at an average rate of 8.1% in 1996 and 1995                               $ 85,000       $73,000
PB Capital bridge loan at a rate of prime plus 4%                                                  10,000           -
ESOT Notes at 8.24%, payable in semi-annual installments (Note 7)                                   3,495         4,484
Industrial revenue bonds at various rates, payable in installments to 2005                          4,000         4,000
Other indebtedness                                                                                  2,706         1,813
                                                                                                 --------       -------
Total                                                                                            $105,201       $83,297
Less - current maturities                                                                          12,595         2,802
                                                                                                 --------       -------
  Net other long-term debt                                                                       $ 92,606       $80,495
                                                                                                 ========       =======

Payments required under these obligations amount to approximately $16,421 in 1997, $6,139 in 1998, $1,754 in 1999, $85,000 in 2000, $ - in 2001 and $4,000
for the years 2002 and beyond.

Effective December 12, 1994, the Company entered into a new revolving credit agreement with a group of major banks which provided, among other things, for the Company to borrow up to an aggregate of $125 million, with a $25 million maximum of such amount also being available for letters of credit, of which $11.2 million was outstanding at December 31, 1996. The Company may choose from three interest rate alternatives including a prime-based rate, as well as other interest rate options based on LIBOR (London inter-bank offered rate) or participating bank certificate of deposit rates.

The revolving credit agreement, as well as certain other loan agreements, provides for, among other things, maintaining specified working capital and tangible net worth levels and, additionally, imposes limitations on indebtedness and future investment in real estate development projects. During 1996, the Company would have been in violation of certain of these financial covenants; however, the Company obtained waivers of any such violations. Effective February 26, 1996, certain modifications were made to the revolving credit agreement including, among other things, additional collateral which consists of all available assets not included as collateral in other agreements and suspension of payment of the 53 1/8 cent per share quarterly

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 1996, 1995 & 1994 (continued)

[3]  Long-term Debt (continued)

dividend on the Company's Depositary Convertible Exchangeable Preferred Shares (see Note 7) until certain financial criteria are met. Also, effective February 26, 1996, the Company entered into a Bridge Loan Agreement with its revolver banks to borrow up to an additional $15 million at an interest rate of prime plus 2%. During November 1996, the Bridge Loan Facility was temporarily increased by $10 million to allow PB Capital Partners, L.P. ("PB Capital"), one of the investors in the Company's new Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock") (see Note 14 "Subsequent Events" for details of this transaction), to participate 100% in the additional Bridge Loan by temporarily loaning $10 million to the Company until such time as the issuance of the new Series B Preferred Stock was approved by the Company's shareholders. In connection with this transaction, the Company paid PB Capital a fee of $400,000 payable in shares of the Company's $1.00 par value Common Stock (47,267 shares) valued at fair market value at the time of the transaction. Concurrent with the approval of the Series B Preferred Stock by the Company's shareholders on January 17, 1997, the Company issued its Series B Preferred Stock for approximately $30 million, repaid the $10 million temporary Bridge Loan from PB Capital, and entered into a new revolving credit agreement with its bank group (the "New Credit Agreement"). Under the New Credit Agreement, the previous Revolving Credit Agreement and Bridge Loan Facility were combined into a single $129.5 million Credit Facility and the expiration dates extended from 1997 to January 1, 2000. The New Credit Agreement provides for scheduled mandatory reductions of the total Credit Facility and compliance with certain financial ratios and other financial limitations (see Note 14).

[4]  Write Down of Certain Real Estate Assets

The Company recently changed its real estate strategy on certain of its properties from maximizing value by holding them through the necessary development and stabilization periods to a new strategy of generating short-term liquidity through an accelerated disposition or bulk sale. This change in strategy substantially reduced the estimated future cash flow from those properties. Therefore, an impairment loss on those properties, in an aggregate amount of $79.9 million, representing the excess of book value of those properties over their estimated future cash flow, was provided in the fourth quarter of 1996 in accordance with SFAS No. 121. An estimated allocation of the write down by geographic area is California ($59.9 million), Arizona ($18 million), and Florida ($2 million). Revenues and pretax loss related to these properties included in the 1996 Statement of Operations were approximately $14.6 million and $.5 million, respectively.

[5]  Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109. This standard determines deferred income taxes based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities, given the provisions of enacted tax laws.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 1996, 1995 & 1994 (continued)

[5]  Income Taxes (continued)

The (provision) credit for income taxes is comprised of the following (in thousands):



                  Federal        State          Total
                  -------        -----          -----

  1996
Current          $   -         $  (736)      $  (736)
Deferred             -             (94)          (94)
                 --------      --------      --------

                 $   -         $  (830)      $  (830)
                 ========      ========      ========

  1995
Current          $   -         $   (11)      $   (11)
Deferred           2,726          (104)        2,622
                 --------      --------      --------
                 $ 2,726       $  (115)      $ 2,611
                 ========      ========      ========

  1994
Current          $   -         $   (21)      $   (21)
Deferred            (108)          (51)         (159)
                 --------      --------      --------
                 $  (108)      $   (72)      $  (180)
                 ========      ========      ========

The table below reconciles the difference between the statutory federal income tax rate and the effective rate provided in the statements of operations.
                                                1996       1995       1994
                                                ----       ----       ----

Statutory federal income tax rate               (34)%      (34)%       34 %
State income taxes, net of federal tax benefit    1          -          4
Change in valuation allowance                    34         25          -
Goodwill and other                                -          -         (1)
                                                -----      -----      -----
Effective tax rate                                1 %       (9)%       37 %
                                                =====      =====      =====

The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 (in thousands):


                                                              1996                                   1995
                                            ------------------------------------     --------------------------------
                                                  Deferred          Deferred Tax         Deferred        Deferred Tax
                                                Tax Assets           Liabilities        Tax Assets        Liabilities

Provision for estimated losses               $ 30,291              $    -             $ 5,646            $   -
Contract losses                                 6,562                   -               5,642                -
Joint ventures - construction                     -                   8,176               -                4,929
Joint ventures - real estate                      -                  21,962               -               20,419
Timing of expense recognition                   4,370                   -               4,253                -
Capitalized carrying charges                      -                   1,813               -                2,187
Net operating loss carryforwards               16,157                   -              13,675                -
Alternative minimum tax credit
  carryforwards                                 2,419                   -               2,419                -
General business tax credit
  carryforwards                                 3,532                   -               3,532                -
Foreign tax credit carryforwards                  979                   -                 978                -
Other, net                                        413                   321               576                985
                                             ---------             ---------          --------           --------
                                             $ 64,723              $ 32,272           $36,721            $28,520
Valuation allowance for deferred
  tax assets                                  (32,945)                  -              (9,342)               -
                                             ---------             ---------          --------           --------
Total                                        $ 31,778              $ 32,272           $27,379            $28,520
                                             =========             =========          ========           ========

The net of the above is deferred taxes in the amount of $494 in 1996 and $1,141 in 1995 which is classified

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 1996, 1995 & 1994 (continued)

[5]  Income Taxes (continued)

in the respective Consolidated Balance Sheets as follows:

                                        1996              1995
                                        ----              ----
Long-term deferred tax liabilities
  (included in "Deferred Income
   Taxes and Other Liabilities")       $ 4,007           $14,180
Short-term deferred tax asset            3,513            13,039
                                       -------           -------
                                       $   494           $ 1,141
                                       =======           =======

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management's estimate of the amount which will be realized from future taxable income which can be predicted with reasonable certainty.

As a result of not providing any federal income tax benefit in 1996 and only a partial benefit in 1995, approximately $92 million of future pretax earnings should benefit from minimal, if any, federal tax provisions.

At December 31, 1996, the Company has unused tax credits and net operating loss carryforwards for income tax reporting purposes which expire as follows (in thousands):


               Unused Investment           Foreign         Net Operating Loss
                  Tax Credits            Tax Credits         Carryforwards

1997 - 2000         $   -                  $  979               $   -
2001 - 2005           3,532                   -                   1,696
2006 - 2010             -                     -                  45,825
                    -------                ------               -------
                    $ 3,532                $  979               $47,521
                    =======                ======               =======

Net operating loss carryforwards may be limited in the event of certain changes in ownership interests of significant stockholders. In addition, approximately $2.8 million of the net operating loss carryforwards can only be used against the taxable income of the corporation in which the loss was recorded for tax and financial reporting purposes.

[6]  Deferred Income Taxes and Other Liabilities and Other Income (Expense), Net

Deferred Income Taxes and Other Liabilities
Deferred income taxes and other liabilities at December 31, 1996 and 1995 consist of the following (in thousands):

                                          1996             1995
                                        -------          -------

Deferred Income Taxes                   $ 4,007          $14,180
Insurance related liabilities             9,385           20,484
Employee benefit-related liabilities      5,016            5,110
Other                                    12,889           12,889
                                        --------         -------
                                        $31,297          $52,663
                                        ========         =======

Other Income (Expense), Net
Other income (expense) items for the three years ended December 31, 1996 consist of the following (in thousands):

                                       1996           1995            1994
                                     -------        -------         -------

Interest and dividend income         $ 1,018        $ 1,369         $   205
Minority interest (Note 1)               416             10              24
Bank fees                             (1,906)        (1,099)         (1,100)
Miscellaneous income (expense), net      (20)           534              15
                                     --------       --------        --------
                                     $  (492)       $   814         $  (856)
                                     ========       ========        ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 1996, 1995 & 1994 (continued)

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

In June 1987, net proceeds of approximately $23,631,000 were received from the sale of 1,000,000 depositary convertible exchangeable preferred shares (each depositary share representing ownership of 1/10 of a share of $21.25 convertible exchangeable preferred stock, $1 par value) at a price of $25 per depositary share. Annual dividends are $2.125 per depositary share and are cumulative. Generally, the liquidation preference value is $25 per depositary share plus any accumulated and unpaid dividends. The preferred stock of the Company, as evidenced by ownership of depositary shares, is convertible at the option of the holder, at any time, into common stock of the Company at a conversion price of $37.75 per share of common stock. The preferred stock is redeemable at the option of the Company at any time at $25 per share plus any unpaid dividends. The preferred stock is also exchangeable at the option of the Company, in whole but not in part, on any dividend payment date into 8 1/2% convertible subordinated debentures due in 2012 at a rate equivalent to $25 principal amount of debentures for each depositary share.

[8]  Series a Junior Participating Preferred Stock

Under the terms of the Company's Shareholder Rights Plan, as amended, the Board of Directors of the Company declared a distribution on September 23, 1988 of one preferred stock purchase right (a "Right") for each outstanding share of common stock. Under certain circumstances, each Right will entitle the holder thereof to purchase from the Company one one-hundredth of a share (a "Unit") of Series A Junior Participating Cumulative Preferred Stock, $1 par value (the "Preferred Stock"), at an exercise price of $100 per Unit, subject to adjustment. The Rights will not be exercisable or transferable apart from the common stock until the earlier to occur of (i) 10 days following a public announcement that a person or group (an "Acquiring Person") has acquired 20% or more of the Company's outstanding common stock (the "Stock Acquisition Date"), (ii) 10 business days following the announcement by a person or group of an intention to make an offer that would result in such persons or group becoming an Acquiring Person or (iii) the declaration by the Board of Directors that any person is an "Adverse Person", as defined under the Plan. The Rights will not have any voting rights or be entitled to dividends.

Upon the occurrence of a triggering event as described above, each Right will be entitled to that number of Units of Preferred Stock of the Company having a market value of two times the exercise price of the Right. If the Company is acquired in a merger or 50% or more of its assets or earning power is sold, each Right will be entitled to receive common stock of the acquiring company having a market value of two times the exercise price of the Right. Rights held by such a person or group causing a triggering event may be null and void. The Rights are redeemable at $.02 per Right by the Board of Directors at any time prior to the occurrence of a triggering event.

On January 17, 1997, the Board of Directors amended the Company's Shareholder Rights Plan to; (i) permit the acquisition of the Series B Preferred Stock by certain investors (see Note 14 "Subsequent Events"), any additional Preferred Stock issued as a dividend thereon, any Common Stock issued upon

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 1996, 1995 & 1994 (continued)

[8]  Series a Junior Participating Preferred Stock (continued)

conversion of the Series B Preferred Stock and certain other events without triggering the distribution of the Rights; (ii) lower the threshold for the occurrence of a Stock Acquisition Date from 20% to 10%; and (iii) extend the expiration date of the Plan from September 23, 1998 to January 21, 2007.

[9]  Stock Options

At December 31, 1996 and 1995, 481,610 shares of the Company's authorized but unissued common stock were reserved for issuance to employees under its 1982 Stock Option Plan. Options are granted at fair market value on the date of grant and generally become exercisable in two equal annual installments on the second and third anniversary of the date of grant and expire eight years from the date of grant. Options for 240,000 shares of common stock granted in 1992 become exercisable on March 31, 2001 if the Company achieves a certain profit target in the year 2000; may become exercisable earlier if certain interim profit targets are achieved; and to the extent not exercised, expire 10 years from the date of grant. A summary of stock option activity related to the Company's stock option plan is as follows:




                                                                        Option Price Per Share          Shares
                                                Number of                               Weighted       Available
                                                 Shares                 Range            Average       To Grant
Outstanding at December 31, 1994                421,525          $11.06-$33.06           $17.58         60,085
  Granted                                        10,000          $10.44                  $10.44
  Canceled                                      (52,875)         $11.06-$33.06           $20.85
Outstanding at December 31, 1995                378,650          $10.44-$33.06           $16.65        102,960
  Granted                                           -            $      -                  -
  Canceled                                      (15,150)         $11.06-$33.06           $20.53
Outstanding at December 31, 1996                363,500          $10.44-$33.06           $16.48        118,110


Options outstanding at December 31, 1996 and related weighted average price and life information follows:


 Remaining       Grant        Options         Options       Exercise
Life (Years)     Date       Outstanding     Exercisable       Price
------------     ----       -----------     -----------       -----
     1         05/17/89        17,850          17,850        $33.06
     2         05/17/90        19,750          19,750        $24.00
     3         07/16/91        55,900          55,900        $11.06
     4         12/21/92       240,000          90,000        $16.44
     6         03/22/94        20,000          10,000        $13.00
     7         05/18/95        10,000            -           $10.44

When options are exercised, the proceeds are credited to stockholders' equity. In addition, the income tax savings attributable to nonqualified options exercised are credited to paid-in surplus. As discussed in Note (1)(k) above, the Company elected the optional pro forma disclosures under SFAS No. 123 as if the Company adopted the cost recognition requirements in 1995 which are discussed below.

The fair value of the options granted during 1995 is $58,000 and was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 37%, risk-free interest rate of 6.58%, and expected life of 8 years. If SFAS No. 123 had been fully implemented, stock based compensation costs would have increased the net loss in 1996 and 1995 by $19,000 or less than one cent per common share. The effect of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 1996, 1995 & 1994 (continued)

[10]  Employee Benefit Plans

The Company and its U.S. subsidiaries have a defined benefit plan that covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The plan is noncontributory and benefits are based on an employee's years of service and "final average earnings", as defined. The plan provides reduced benefits for early retirement and takes into account offsets for social security benefits. All employees are vested after 5 years of service. Net pension cost for 1996, 1995 and 1994 follows (in thousands):

                                         1996          1995            1994
                                        ------        ------          ------

Service cost - benefits earned
  during the period                    $ 1,247       $   988         $ 1,178
Interest cost on projected
  benefit obligation                     3,062         2,956           2,936
Return on plan assets:
  Actual                                (4,053)       (6,971)          1,229
  Deferred                               1,263         4,217          (3,839)
                                       --------      --------        --------
Net pension cost                       $ 1,519       $ 1,190         $ 1,504
                                       ========      ========        ========

Actuarial assumptions used:
  Discount rate                          7 1/2%*       7 %**           8 3/4%***
  Rate of increase in compensation       4    %        4 %**           5 1/2%
  Long-term rate of return on assets     8    %        8 %             8    %

* Rate was changed effective December 31, 1996 and resulted in a $2.7 million decrease in the projected benefit obligation referred to below.

** Rates were changed effective December 31, 1995. The decrease in the discount rate resulted in an increase in the projected benefit obligations of $8.1 million, while the decrease in the rate of increase in compensation resulted in a decrease in the projected benefit obligations of $1.3 million, resulting in a net increase of $6.8 million in 1995 in the projected benefit obligations referred to below.

*** Rate was changed from 71/2% effective December 31, 1994 and resulted in a net decrease of $5.6 million in the projected benefit obligation.

The Company's plan has assets in excess of its accumulated benefit obligations. Plan assets generally include equity and fixed income funds. The status of the Company's employee pension benefit plan is summarized below (in thousands):

                                                                                                       December 31,
                                                                                                 1996           1995
                                                                                               --------       -------
Assets available for benefits:
  Funded plan assets at fair value                                                             $40,618        $37,542
  Accrued pension expense                                                                        4,355          4,122
                                                                                               --------       --------
Total assets                                                                                   $44,973        $41,664
                                                                                               --------       --------

Actuarial present value of benefit obligations:
  Accumulated benefit obligations, including vested benefits of $40,198 and                    $40,596        $39,760
    $39,050
  Effect of future salary increases                                                              3,628          3,831
                                                                                               --------       --------
Projected benefit obligations                                                                  $44,224        $43,591
                                                                                               --------       --------

Assets available more (less) than projected benefits                                           $   749        $(1,927)
                                                                                               ========       ========

Consisting of:
  Unamortized net liability existing at date of adopting SFAS No. 87                           $   (24)       $   (29)
  Unrecognized net gain (loss)                                                                     347         (2,408)
  Unrecognized prior service cost                                                                  426            510
                                                                                               --------       --------
                                                                                               $   749        $(1,927)
                                                                                               ========       ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 1996, 1995 & 1994 (continued)

[10]  Employee Benefit Plans (continued)

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

The Company's policy is generally to fund currently the costs accrued under the pension plan, Section 401(k) plan and the ESOP.

The Company also has an unfunded supplemental retirement plan for certain employees whose benefits under principal salaried retirement plans are reduced because of compensation limitations under federal tax laws. Pension expense for this plan was $.2 million in each of the last three years. At December 31, 1996, the projected benefit obligation was $1.4 million. A corresponding accumulated benefit obligation of $.9 million has been recognized as a liability in the consolidated balance sheet and is equal to the amount of the vested benefits.

In addition, the Company has an incentive compensation plan for key employees which is generally based on achieving certain levels of profit within their respective business units.

The aggregate amounts provided under these employee benefit plans were $8.5 million in 1996, $7.6 million in 1995 and $9.2 million in 1994.

The Company also contributes to various multiemployer union retirement plans under collective bargaining agreements, which provide retirement benefits for substantially all of its union employees. The aggregate amounts provided in accordance with the requirements of these plans were $8.5 million in 1996, $12.6 million in 1995 and $12.4 million in 1994. The Multiemployer Pension Plan Amendments Act of 1980 defines certain employer obligations under multiemployer plans. Information regarding union retirement plans is not available from plan administrators to enable the Company to determine its share of unfunded vested liabilities.

[11]  Contingencies and Commitments

In connection with the Rincon Center real estate development joint venture, the Company's wholly-owned real estate subsidiary has guaranteed the payment of interest on both mortgage and bond financing covering a project with loans totaling $56 million; has issued a secured letter of credit to collateralize $3.7 million of these borrowings; has guaranteed amortization payments on these borrowings which the Company estimates to be a maximum of $3.9 million; and has guaranteed a master lease under a sale operating lease-back transaction. In calculating the potential obligation under the master lease guarantee, the Company has an agreement with its lenders which employs a 10% discount rate and no increases in future rental rates beyond current lease terms. Based on these assumptions, management believes its additional future obligation will not exceed $4.6 million. The Company has also guaranteed the $3.7 million letter of credit, the subsidiary's $3.9 million amortization guaranty and any obligation under the master lease during the next two years. As part of the sale operating lease-back transaction, the joint venture, in which the Company's real estate subsidiary is a 46% general partner, agreed to obtain a financial commitment on behalf of the lessor to replace at least $43 million of long-term financing by July 1, 1993. To satisfy this obligation, the partnership successfully extended existing financing to July 1, 1998. To complete the extension, the partnership had to advance funds to the lessor sufficient to reduce the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 1996, 1995 & 1994 (continued)

[11]  Contingencies and Commitments (continued)

financing from $46.5 million to $40.5 million. Subsequent payments through 1996 have further reduced the loan to $36.2 million. In addition, as part of the obligations of the extension, the partnership will have to further amortize the debt from its current level to $33 million through additional lease payments over the next two years. If by January 1, 1998, the joint venture has not received a further extension or new commitment for financing on the property for at least $33 million, the lessor will have the right under the lease to require the joint venture to purchase the property for approximately $18.8 million in excess of the then outstanding debt.

In 1993, the joint venture also extended $29 million of the $61 million financing then outstanding through October 1, 1998. This extension required a $.6 million up front paydown. Subsequent payments through 1996 further reduced the loan by $4.6 million. The joint venture may be required to amortize up to $6.4 million more of the principal, however, under certain conditions, that amortization could be as low as $4.9 million. Total lease payments and loan amortization obligations at Rincon Center are $7.3 million in 1997. It is expected that some but not all of these requirements will be generated by the project's operations. The Company's real estate subsidiary and, to a more limited extent, the Company, is obligated to fund any of the loan amortization and/or lease payments at Rincon in the event sufficient funds are not generated by the property or contributed to it by its partners. Based on current Company forecasts, it is expected the maximum exposure to service these commitments in 1997 is $8.4 million. The 1997 estimate assumes a period of approximately 5 months during which a portion of the building is unoccupied as that segment of the building is improved for the use of a new tenant currently expected to take occupancy in 1997.

In a separate agreement related to this same property, the 20% co-general partner has indicated it does not currently have nor does it expect to have the financial resources to fund its share of capital calls. Therefore, the Company's wholly-owned real estate subsidiary agreed to lend this 20% co-general partner on an as-needed basis, its share of any capital calls which the partner cannot meet. In return, the Company's subsidiary receives a priority return from the partnership on those funds it advances for its partner and penalty fees in the form of rights to certain other distributions due the borrowing partner from the partnership. The severity of the penalty fees increases in each succeeding year for the next several years. The subsidiary has advanced approximately $4 million to date under this agreement.

In connection with a second real estate development joint venture known as the Resort at Squaw Creek, the Company's wholly-owned real estate subsidiary has guaranteed the payment of interest on mortgage financing with a total bank loan value currently estimated at $46 million; has guaranteed $10 million of loan principal; has posted a letter of credit for $2.0 million as its part of credit support required to extend the maturity of the loan to May 1997; and has guaranteed leases which aggregate $1.1 million on a present value basis as discounted at 10%. Effective May 1, 1995, the loan was renewed for an additional two years with an option to renew for a third year. Required principal payments are $250,000 per quarter for the first year and $500,000 per quarter for the second year. The borrower has the right to extend the loan to May 1, 1998 on similar terms but with an increase in quarterly amortization to $750,000.

The subsidiary also has an obligation through the year 2001 to cover approximately a $2 million per year preferred return to its joint venture partner at the Resort if the funds are not generated from hotel operations. Although results have shown improvement since the Resort opened in late 1990, it is not expected that hotel operations will contribute to the obligation during 1997. Under the terms of the loan extension, payment of the preferred return out of operating profits requires lender approval. In February 1997, the Company's wholly-owned real estate subsidiary entered into a letter of intent to sell its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 1996, 1995 & 1994 (continued)

[11]  Contingencies and Commitments (continued)

partnership position in this property to one of its partners. If this transaction is consummated, it is anticipated that all of the contingent liabilities related to this project will be removed.

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

[12]  Unaudited Quarterly Financial Data

The following table sets forth unaudited quarterly financial data for the years ended December 31, 1996 and 1995 (in thousands, except per share amounts):


                                                 1996 by Quarter

                                    1st        2nd        3rd         4th
                                    ---        ---        ---         ---

Revenues                          $270,029   $316,492   $340,670    $343,093

Net income (loss)                 $  1,487   $  2,024   $  2,311    $(76,425)*

Earnings (loss) per common share  $    .20   $    .31   $    .37    $ (15.79)

                                                 1995 by Quarter

                                    1st        2nd        3rd         4th
                                    ---        ---        ---         ---

Revenues                          $263,089   $306,961   $232,974    $298,044

Net income (loss)                 $    872   $    886   $(30,674)** $  1,331

Earnings (loss) per common share  $    .08   $    .08   $  (6.61)   $    .17


* Includes a non-cash $79.9 million write down of certain real estate assets (see Note 4).

** Includes a charge, which aggregates $25.6 million, to provide for reserves related to previously disclosed litigation discussed in Note 11 and downward revisions in estimated probable recoveries on certain outstanding contract claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 1996, 1995 & 1994 (continued)

[13]  Business Segments and Foreign Operations

The Company is currently engaged in the construction and real estate development businesses. The Company provides general contracting, construction management and design-build services to private clients and public agencies throughout the United States and selected overseas locations. The Company's construction business involves three types of operations: civil, building and international. The Company's real estate development operations are concentrated in Arizona, California, Florida, Georgia and Massachusetts; however, the Company has not commenced the development of any new real estate projects since 1990. The following tables set forth certain business and geographic segment information relating to the Company's operations for the three years ended December 31, 1996 (in thousands):


Business Segments
                                           Revenues

                          1996               1995               1994
                      ------------       ------------       ----------

Construction          $1,224,428         $1,056,673         $  950,884
Real Estate               45,856             44,395             61,161
                      ------------       ------------       ----------
                      $1,270,284         $1,101,068         $1,012,045
                      ============       ============       ==========

                                 Income (Loss) From Operations

                          1996               1995               1994
                      ------------       ------------       -----------

Construction          $   28,198         $  (15,322)        $   13,989
Real Estate              (82,467)            (2,921)               732
Corporate                 (5,141)            (4,185)            (5,909)
                      ------------       ------------       -----------
                      $  (59,410)        $  (22,428)        $    8,812
                      ============       ============       ===========

                                            Assets

                           1996              1995               1994
                      ------------       ------------       -----------

Construction          $  318,333         $  298,564         $  262,850
Real Estate              132,215            209,789            209,635
Corporate*                13,744             30,898             10,015
                      ------------       ------------       -----------
                      $  464,292         $  539,251         $  482,500
                      ============       ============       ===========

                                     Capital Expenditures

                          1996               1995               1994
                      ------------       ------------       -----------

Construction          $    1,449         $    1,960         $    2,491
Real Estate                8,989              9,555             10,274
                      ------------       ------------       -----------
                      $   10,438         $   11,515         $   12,765
                      ============       ============       ===========

                                         Depreciation

                          1996               1995               1994
                      ------------       ------------       -----------

Construction          $    2,032         $    2,369         $    2,551
Real Estate**                558                400                328
                      ------------       ------------       -----------
                      $    2,590         $    2,769         $    2,879
                      ============       ============       ===========
Geographic Segments
                                           Revenues

                          1996               1995              1994
                      ------------       ------------       -----------

United States         $1,256,323         $1,084,390         $  996,832
Foreign                   13,961             16,678             15,213
                      ------------       ------------       -----------
                      $1,270,284         $1,101,068         $1,012,045
                      ============       ============       ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1996, 1995 & 1994 (continued)

[13]  Business Segments and Foreign Operations (continued)


                                Income (Loss) From Operations

                          1996               1995               1994
                      ------------       ------------       -----------

United States         $  (55,047)        $  (15,405)        $   17,275
Foreign                      778             (2,838)            (2,554)
Corporate                 (5,141)            (4,185)            (5,909)
                      ------------       ------------       -----------
                      $  (59,410)        $  (22,428)        $    8,812
                      ============       ============       ===========

                                           Assets

                          1996               1995               1994
                      -----------        -----------        -----------

United States         $  446,408         $  503,114         $  467,298
Foreign                    4,140              5,239              5,187
Corporate*                13,744             30,898             10,015
                      -----------        -----------        -----------
                      $  464,292         $  539,251         $  482,500
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

Contracts with various federal, state, local and foreign governmental agencies represented approximately 52% of construction revenues in 1996 and 56% in 1995 and 1994.

[14]  Subsequent Events

New Equity
At a special stockholders' meeting on January 17, 1997, the Company's stockholders approved two proposals that allowed the Company to close its new equity transaction with an investor group led by Richard C. Blum & Associates, L.P. immediately after the meeting. The transaction included, among other things, classification by the Board of Directors of 500,000 shares of preferred stock of the Company as Series B Cumulative Convertible Preferred Stock, par value $1.00 per share, (the "Series B Preferred Stock"), issuance of 150,150 shares of Series B Preferred Stock at $200 per share (or $30 million) to the investor group, (with the remainder of the shares set aside for possible future payment-in-kind dividends to the holders of the Series B Preferred Stock), amendments to the Company's By-Laws that redefines the Executive Committee and added certain powers (generally financial in nature), including the power to give overall direction to the Company's Chief Executive Officer, appointment of three new members recommended by the investor group to the Board of Directors, appointment of these same new directors to constitute a majority of the Executive Committee referred to above and repayment of the $10 million temporary Bridge Loan referred to in Note 3. Tutor-Saliba Corporation, a corporation controlled by a newly appointed Director who is also a member of the Executive
Committee and a newly appointed Officer of the Company, is a participant in certain construction joint ventures with the Company. The Company currently participates in active joint ventures with Tutor-Saliba Corporation, with a total contract value of over $1 billion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 1996, 1995 & 1994 (continued)

[14]  Subsequent Events (continued)

If this transaction had been closed on or before December 31, 1996, the pro forma impact on the December 31, 1996 balance sheet would have been as follows (in millions):

                                     As Reported             Pro Forma
                                     -----------             ---------

Working Capital                   $            56.7       $           85.1

Other Investments                 $             4.0       $            2.6

Series B Preferred Stock          $              --       $           27.0

Stockholders' Equity              $            35.6       $           35.6

Total Assets                      $           464.3       $          492.9

Dividends on the Series B Preferred Stock are generally payable at an annual rate of 7% when paid in cash and 10% when paid in-kind Series B Preferred Stock. According to the terms of the Series B Preferred Stock, it (i) ranks junior in cash dividend and liquidation preference to the $21.25 Convertible Exchangeable Preferred Stock and senior to Common Stock, (ii) provides that no cash dividends will be paid on any shares of Common Stock except for certain limited dividends beginning in 2001, (iii) is convertible into shares of Common Stock at an initial conversion price of approximately $9.68 per share (equivalent to 3,101,571 shares), (iv) has the same voting rights as shareholders of Common Stock immediately equal to the number of shares of Common Stock into which the Series B Preferred Stock can be converted, (v) generally has a liquidation preference of $200 per share of Series B Preferred Stock, (vi) is optionally redeemable by the Company after three years at a redemption price equal to the liquidating value per share and higher amounts if a Special Default, as defined, has occurred, (vii) is mandatorily redeemable by the Company if a Special Default has occurred and a holder of the Series B Preferred Stock requests such a redemption, (viii) is mandatorily redeemable by the Company of approximately one-third of the shares still outstanding on January 17, 2005 and one-third of the remaining shares in each of the next two years.

New Credit Agreement
Concurrent with the closing of the equity transaction referred to above, the Company entered into a new renegotiated Revolving Credit Agreement (the "New Credit Agreement") with the same Bank Group.

Under the New Credit Agreement, the previous Revolving Credit Agreement and Bridge Loan Facility were combined into a single $129.5 million Credit Facility and the expiration dates extended from 1997 to January 1, 2000. The New Credit Agreement provides for scheduled mandatory reductions of the total $129.5 Credit Facility in the amount of $15.0 million in 1997, $15.0 million in 1998, $12.5 million in 1999 and the balance in 2000. Receipt of 50% of the net proceeds from real estate sales in excess of $20 million and 80% of net proceeds from the sale of certain other assets immediately reduce the total commitment under the Credit Facility and can represent all or part of the decrease on the scheduled mandatory reduction dates. In consideration of the restructuring of the Credit Facilities, the Bank Group received fees in the amount of $444,000 and stock purchase warrants enabling the participating banks to purchase up to 420,000 shares of the Company's Common Stock, $1.00 par value, at $8.30 per share, the average fair market value of the stock for the five business days prior to the January 17, 1997 closing.

The New Credit Agreement provides for, among other things, maintaining specified working capital and tangible net worth levels, minimum operating cash flow levels, as defined, limitations on indebtedness and certain limitations on future cash dividends.

Report of Independent Public Accountants



To the Stockholders of Perini Corporation:

We have audited the accompanying consolidated balance sheets of PERINI CORPORATION (a Massachusetts corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perini Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP



Boston, Massachusetts
February 14, 1997

Report of Independent Public Accountants on Schedules


To the Stockholders of Perini Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated February 14, 1997. Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplemental schedules listed in the accompanying index are the responsibility of the Company's management and are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP



Boston, Massachusetts
February 14, 1997




                                      - 50

                                                                                                         Schedule I
                                        Perini Corporation (Parent Company)
                                   Condensed Financial Information of Registrant
                                                   Balance Sheet
                                             (In Thousands of Dollars)



                                 Assets
                                                                                    December 31,
                                                                          ---------------------------------
                                                                                1996             1995
                                                                                ----             ----
CURRENT ASSETS:

    Cash and cash equivalents                                                  $    10,614      $    36,928
    Accounts and notes receivable, including retainage of $11,041
      and $12,271, respectively                                                     31,795           48,283
    Unbilled work                                                                   20,375           15,564
    Construction joint ventures                                                     71,070           56,335
    Deferred tax asset                                                               3,513           13,039
    Other current assets                                                             1,423            1,969
                                                                               -----------      -----------

            Total current assets                                               $   138,790      $   172,118
                                                                               -----------      -----------
INVESTMENTS AND OTHER ASSETS:

    Investments in subsidiaries                                                $   138,559      $   174,645
    Other                                                                            3,804            1,641
                                                                               -----------      -----------

            Total investments and other assets                                 $   142,363      $   176,286
                                                                               -----------      -----------
PROPERTY AND EQUIPMENT, at cost

    Land                                                                       $       793      $       809
    Buildings and improvements                                                      11,931           12,404
    Construction equipment                                                           7,411            9,581
    Other                                                                            5,556            5,749
                                                                               -----------      -----------
                                                                               $    25,691      $    28,543
    Less:  Accumulated depreciation                                                 15,807           17,649
                                                                               -----------      -----------

            Total property and equipment, net                                   $    9,884      $    10,894
                                                                               -----------      -----------

                                                                                $  291,037      $   359,298
                                                                               ===========      ===========



The "Notes to Consolidated Financial Statements of Perini Corporation and Subsidiaries" are an integral part of these statements. See accompanying "Notes to Condensed Financial Information of Registrant".



                                                               Schedule I
                   Perini Corporation (Parent Company)
              Condensed Financial Information of Registrant
                        Balance Sheet (Continued)
                        (In Thousands of Dollars)


                  Liabilities and Stockholders' Equity
                                                                                    December 31,
                                                                          ---------------------------------
                                                                                1996             1995
                                                                                ----             ----
CURRENT LIABILITIES:

    Current maturities of long-term debt                                        $   12,595       $    2,802
    Accounts payable, including retainage of $5,639 and $5,568,
       respectively                                                                 22,350           31,759
    Advances from construction joint ventures                                       44,478           34,830
    Deferred contract revenue                                                        2,612            7,181
    Accrued expenses                                                                16,648           16,802
                                                                                ----------       ----------

            Total current liabilities                                           $  98,683        $   93,374
                                                                                ----------       ----------
DEFERRED INCOME TAXES AND OTHER LIABILITIES                                     $  25,094        $   45,465
                                                                                ----------       ----------
INTERCOMPANY NOTES AND ADVANCES PAYABLE, net                                    $  39,096        $  34,358
                                                                                ----------       ----------
LONG-TERM DEBT, less current maturities included above                          $  92,606        $  80,495
                                                                                ----------       ----------
STOCKHOLDERS' EQUITY

    Preferred stock, $1 par value:
        Authorized:  1,000,000 shares
        Issued and outstanding:  100,000 shares
        ($25,000,000 aggregate liquidation preference)                          $     100        $     100
    Series A junior participating preferred stock, $1 par value:
        Authorized:  200,000 shares
        Issued:  None
    Common stock, $1 par value:
        Authorized:  15,000,000 shares
        Issued:  5,032,427 shares and 4,985,160 shares                              5,032            4,985
    Paid-in surplus                                                                57,080           57,659
    Retained earnings (deficit)                                                   (20,666)          52,062
    ESOT related obligations                                                       (3,856)          (4,965)
                                                                                ----------       ----------
                                                                                $  37,690        $ 109,841
    Less:  Common stock in treasury, at cost - 133,779 shares and
      265,735 shares                                                                2,132            4,235
                                                                                ----------      -----------

            Total stockholders' equity                                          $  35,558        $ 105,606
                                                                                ----------      -----------

                                                                                $ 291,037        $ 359,298
                                                                                ==========      ===========

The "Notes to Consolidated Financial Statements of Perini Corporation and Subsidiaries" are an integral part of these statements. See accompanying "Notes to Condensed Financial Information of Registrant".

                                                                     Schedule I
                       Perini Corporation (Parent Company)
                  Condensed Financial Information of Registrant
                             Statement of Operations
                            (In Thousands of Dollars)


                                                                     For the years ended December 31,
                                                              ----------------------------------------------
                                                                   1996            1995            1994
                                                                   ----            ----            ----
REVENUE:

    Construction operations                                         $102,786       $161,444        $145,453
    Share of construction joint ventures                             276,739        129,987         161,219
                                                                   ----------     ----------      ----------
                                                                    $379,525       $291,431        $306,672
                                                                   ----------     ----------      ----------
COST OF OPERATIONS:

    Construction operations                                         $101,107       $174,239        $137,579
    Share of construction joint ventures                             253,210        127,384         146,524
                                                                   ----------     ----------      ----------
                                                                    $354,317       $301,623        $284,103
                                                                   ----------     ----------      ----------
            GROSS PROFIT FROM OPERATIONS                           $  25,208      $ (10,192)      $  22,569
General, administrative and selling expenses                          17,758         16,983          21,797
                                                                   ----------     ----------      ----------
            INCOME (LOSS) FROM OPERATIONS                          $   7,450      $ (27,175)      $     772
Other Income (Expense), net                                           (1,391)           306          (1,373)
Interest expense including intercompany interest of
$1,726, $4,805 and $4,759, respectively                              (11,123)       (12,933)        (11,614)
                                                                   ----------     ----------      ----------
            LOSS BEFORE INCOME TAXES AND
            EQUITY IN NET LOSS OF SUBSIDIARIES                     $  (5,064)     $ (39,802)      $ (12,215)
Equity in net income (loss) of subsidiaries                          (64,709)         9,606          12,698
                                                                   ----------     ----------      ----------
            INCOME (LOSS) BEFORE INCOME TAXES                      $ (69,773)     $ (30,196)            483
(Provision) Credit for income taxes                                     (830)         2,611            (180)
                                                                   ----------     ----------      ----------
            NET INCOME (LOSS)                                      $ (70,603)     $ (27,585)      $     303
                                                                   ==========     ==========      ==========



The "Notes to Consolidated Financial Statements of Perini Corporation and Subsidiaries" are an integral part of these statements. See accompanying "Notes to Condensed Financial Information of Registrant".

                                                                     Schedule I
                       Perini Corporation (Parent Company)
                  Condensed Financial Information of Registrant
                             Statement of Cash Flows
                            (In Thousands of Dollars)

                                                                    For the years ended December 31,
                                                              --------------------------------------------
                                                                   1996           1995           1994
                                                                   ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                               $ (70,603)     $(27,585)    $      303
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        Depreciation and amortization                                   1,191         1,203          1,451
        Noncurrent deferred taxes and other liabilities               (20,371)       13,100          3,698
        Distributions greater (less) than earnings of joint
          ventures                                                     (5,734)       12,385         (2,013)
        Equity in net income (loss) of subsidiaries                    64,709        (9,606)       (12,698)
        Cash provided from (used by) changes in
          components of working capital other than cash
          and current maturities of long-term debt                     14,418        36,898        (49,590)
        Other non-cash items, net                                        (732)       (1,455)          (249)
                                                                 ------------   -----------     -----------
            NET CASH PROVIDED FROM (USED BY)
            OPERATING ACTIVITIES                                    $ (17,122)     $ 24,940     $  (59,098)
                                                                 ------------   -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                   $    1,359      $  1,069     $      951
    Cash distributions of capital from unconsolidated
      construction joint ventures                                       4,642        19,445         13,112
    Acquisition of property and equipment                                (745)       (1,242)        (1,334)
    Capital contributions to unconsolidated
      construction joint ventures                                     (12,920)      (27,734)       (16,778)
    (Decrease) increase in intercompany notes,
      advances and equity                                             (23,949)         (169)         37,992
    Investment in other activities                                     (2,163)          313            -
                                                                 ------------   -----------     -----------
            NET CASH PROVIDED FROM (USED BY)
            INVESTING ACTIVITIES                                   $  (33,776)     $ (8,318)    $    33,943
                                                                 ------------   -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                   $   24,706      $ 12,033     $     3,127
    Repayment of long-term debt                                        (1,693)       (1,802)           (317)
    Treasury stock issued                                               1,171         2,243           1,735
    Finance fee paid in stock                                             400             -              -
    Cash dividends paid                                               -              (2,125)         (2,125)
                                                                  ------------  -----------     -----------
            NET CASH PROVIDED FROM (USED BY)
            FINANCING ACTIVITIES                                   $   24,584      $ 10,349     $     2,420
                                                                  ------------   ----------    ------------
Net increase (decrease) in cash and cash equivalents               $  (26,314)     $ 26,971     $   (22,735)
Cash and cash equivalents at beginning of year                         36,928         9,957          32,692
                                                                  ------------   ----------    ------------
Cash and cash equivalents at end of year                           $   10,614      $ 36,928     $     9,957
                                                                  ============   ==========    ============
Supplemental disclosures of cash paid during the year for:
    Interest                                                       $    9,122      $  8,227     $     6,614
                                                                  ============   ==========    ============
    Income tax payments                                            $      221      $    121     $     1,230
                                                                  ============   ==========    ============

The "Notes to Consolidated Financial Statements of Perini Corporation and Subsidiaries" are an integral part of these statements. See accompanying "Notes to Condensed Financial Information of Registrant".

                                                                     Schedule I

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT


[1]  Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of the Registrant do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. It is, therefore, suggested that these Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Registrant's Annual Report as referenced in Form 10-K, Part II, Item 8, page 21. Certain financial statement amounts have been reclassified to conform to the 1996 presentation.

[2]  Cash Dividends from Subsidiaries

Dividends of $8.9 million in 1996, $1.0 million in 1995 and $4.2 million in 1994 were paid to the Registrant by certain unconsolidated construction joint ventures.

[3]  Long-term Debt

Payments required by the Registrant amount to approximately $12,595,000 in 1997, $2,345,000 in 1998, $1,261,000 in 1999, $85,000,000 in 2000, $ - in 2001 and
$4,000,000 for the years 2002 and beyond.

                                                                    Schedule II
                       Perini Corporation and Subsidiaries
                 Valuation and Qualifying Accounts and Reserves
              for the Years Ended December 31, 1996, 1995 and 1994
                            (In Thousands of Dollars)



                                                                       Additions
                                              Balance at         Charged    Charged to             Deductions        Balance
                                              Beginning          to Costs     Other                   from           at End
Description                                    of Year          & Expenses   Accounts               Reserves         of Year
-----------                                   ----------        ----------  ----------             ----------        -------
Year Ended December 31, 1996
----------------------------
Reserve for doubtful accounts                  $   351           $   -            $ -              $  191 (1)        $   160
                                               =======           =======          ====             ======            =======

Reserve for depreciation on                    $ 3,444           $   558          $ -              $4,002 (2)        $   -
  real estate properties used                  =======           =======          ====             ======            =====
  in operations

Reserve for real estate                        $10,497           $79,900          $ -              $6,314 (4)        $84,083
  investments                                  =======           =======          ====             ======            =======

Year Ended December 31, 1995
Reserve for doubtful accounts                  $   351           $   -            $ -              $  -              $   351
                                               =======           =======          ====             ======            =======

Reserve for depreciation on                    $ 3,698           $   387          $ -              $  641 (3)        $ 3,444
  real estate properties used                  =======           =======          ====             ======            =======
  in operations

Reserve for real estate                        $11,471           $   -            $ -              $  974 (4)        $10,497
  investments                                  =======           =======          ====             ======            =======


Year Ended December 31, 1994
Reserve for doubtful accounts                  $   351           $   -            $ -              $  -              $   351
                                               =======           =======          ====             ======            =======

Reserve for depreciation on                    $ 3,637           $   328          $ -              $  267 (4)        $ 3,698
  real estate properties used                  =======           =======          ====             ======            =======
  in operations

Reserve for real estate                        $20,838           $   -            $ -              $9,367 (4)        $11,471
  investments                                  =======           =======          ====             ======            =======

(1)     Represents write-off of a bad debt.

(2) Represents $265 of reserve reclassified with related asset to "Real estate inventory", with the balance representing sales of real estate properties.

(3) Represents reserves reclassified with related asset to "Real estate inventory".

(4)     Represents sales of real estate properties.

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

        Exhibit 3.     Articles of Incorporation and By-laws

                       Incorporated herein by reference:

                        3.1 Restated Articles of Organization - As amended through January 17, 1997 - Exhibit 3.1 to 1996 Form 10-K filed herewith.

                        3.2 By-laws - As amended and restated as of January 17, 1997 - Exhibit 3.2 to Form 8-K filed on February 14, 1997.

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

                        4.4 Shareholder Rights Agreement dated as of September 23, 1988, as amended and restated as of May 17, 1990, as amended and restated as of January 17, 1997, between Perini Corporation and State Street Bank and Trust Company, as Rights Agent - Exhibit 4.4 to Amendment No. 1 to Registration Statement on Form 8-A/A filed on January 29, 1997.

                        4.5 Stock Purchase and Sale Agreement dated as of July 24, 1996 by and among the Company, PB Capital and RCBA, as amended - Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 1996 filed on December 11, 1996.

                        4.8 Certificate of Vote of Directors Establishing a Series of Preferred Stock, dated January 16, 1997 - Exhibit 4.8 to Form 8-K filed on February 14, 1997.

                        4.9 Stock Assignment and Assumption Agreement dated as of December 13, 1996 by and among the Company, PB Capital and ULLICO (filed as Exhibit
                                4.1 to the Schedule 13D filed by ULLICO on December 16, 1996 and

                                  Exhibit Index
                                   (Continued)


                                incorporated herein by reference).

                        4.10 Stock Assignment and Assumption Agreement dated as of January 17, 1997 by and among the Company, RCBA and The Common Fund - Exhibit 4.10 to Form 8-K filed on February 14, 1997.

                        4.11 Voting Agreement dated as of January 17, 1997 by and among PB Capital, David B. Perini, Perini Memorial Foundation, David B. Perini Testamentary Trust, Ronald N. Tutor, and Tutor-Saliba Corporation - Exhibit 4.11 to Form 8-K filed on February 14, 1997.

                        4.12 Registration Rights Agreement dated as of January 17, 1997 by and among the Company, PB Capital and ULLICO - Exhibit 4.12 to Form 8-K filed on February 14, 1997.

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

                        10.2 Perini Corporation Amended and Restated General Incentive Compensation Plan - Exhibit 10.2 to 1991 Form 10-K, as filed.

                        10.3 Perini Corporation Amended and Restated Construction Business Unit Incentive Compensation Plan - Exhibit 10.3 to 1991 Form 10-K, as filed.

                        10.4 $125 million Credit Agreement dated as of December 6, 1994 among Perini Corporation, the Banks listed herein, Morgan Guaranty Trust Company of New York, as Agent, and Shawmut Bank, N.A., Co-Agent - Exhibit 10.4 to 1994 Form 10-K, as filed.

                        10.5 Amendment No. 1 as of February 26, 1996 to the Credit Agreement dated as of December 6, 1994 among Perini Corporation, the Banks listed herein, Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.), as Co-Agent Exhibit 10.5 to 1995 Form 10-K, as filed.

                        10.6 Bridge Credit Agreement dated as of February 26, 1996 among Perini Corporation, the Bridge Banks listed herein, Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.) as
                                Co-Agent - Exhibit 10.6 to 1995 Form 10-K, as filed.

                        10.7 Amendment No. 2 as of July 30, 1996 to the Credit Agreement dated as of December 6, 1994 and Amendment No. 1 as of July 30, 1996 to the Bridge Credit Agreement dated February 26, 1996 among Perini Corporation, the Banks

                                  Exhibit Index
                                   (Continued)


                                listed herein, Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank of Massachusetts, as Co-Agent - Exhibit 10.7 to Perini Corporation's Form 10-Q/A for the fiscal quarter ended September 30, 1996 filed on December 11, 1996.

                        10.8 Amendment No. 2 as of September 30, 1996 to the Bridge Credit Agreement dated as of February 26, 1996 among Perini Corporation, the Banks listed herein, Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank of Massachusetts, as Co-Agent - Exhibit 10.8 to Perini Corporation's Form 10-Q/A for the fiscal quarter ended September 30, 1996 filed on December 11, 1996.

                        10.9 Amendment No. 3 as of October 2, 1996 to the Bridge Credit Agreement dated as of February 26, 1996 among Perini Corporation, the Banks listed herein, Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank of Massachusetts, as Co-Agent - Exhibit 10.9 to Perini Corporation's Form 10-Q/A for the fiscal quarter ended September 30, 1996 filed on December 11, 1996.

                        10.10 Amendment No. 4 as of October 15, 1996 to the Bridge Credit Agreement dated as of February 26, 1996 among Perini Corporation, the Banks listed herein, Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank of Massachusetts, as Co-Agent - Exhibit 10.10 to Perini Corporation's Form 10-Q/A for the fiscal quarter ended September 30, 1996 filed on December 11, 1996.

                        10.11 Amendment No. 5 as of October 21, 1996 to the Bridge Credit Agreement dated as of February 26, 1996 among Perini Corporation, the Banks listed herein, Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank of Massachusetts, as Co-Agent - Exhibit 10.11 to Perini Corporation's Form 10-Q/A for the fiscal quarter ended September 30, 1996 filed on December 11, 1996.

                        10.12 Amendment No. 6 as of October 24, 1996 to the Bridge Credit Agreement dated as of February 26, 1996 among Perini Corporation, the Banks listed herein, Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank of Massachusetts, as Co-Agent - Exhibit 10.12 to Perini Corporation's Form 10-Q/A for the fiscal quarter ended September 30, 1996 filed on December 11, 1996.

                        10.13 Amendment No. 7 as of November 1, 1996 to the Bridge Credit Agreement dated as of February 26, 1996 among Perini Corporation, the Banks listed herein, Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank of Massachusetts, as Co-Agent - Exhibit 10.13 to Perini Corporation's Form 10-Q/A for the fiscal quarter ended September 30, 1996 filed on December 11, 1996.

                        10.14 Amendment No. 8 as of November 4, 1996 to the Bridge Credit Agreement dated as of February 26, 1996 and Amendment No. 3 as of November 4, 1996

                                  Exhibit Index
                                   (Continued)


                                to the Credit Agreement dated December 6, 1994 among Perini Corporation, the Banks listed herein, Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank of Massachusetts, as Co-Agent - Exhibit 10.14 to Perini Corporation's Form 10-Q/A for the fiscal quarter ended September 30, 1996 filed on December 11, 1996.

                        10.15 Amendment No. 9 as of November 12, 1996 to the Bridge Credit Agreement dated as of February 26, 1996 and Amendment No. 4 as of November 12, 1996 to the Credit Agreement dated December 6, 1994 among Perini Corporation, the Banks listed herein, Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank of Massachusetts, as Co-Agent - Exhibit 10.15 to Perini Corporation's Form 10-Q/A for the fiscal quarter ended September 30, 1996 filed on December 11, 1996.

                        10.16 Management Agreement dated as of January 17, 1997 by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation - Exhibit 10.16 to Form 8-K filed on February 14, 1997.

                        10.17 Amended and Restated Credit Agreement dated as of January 17, 1997 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank, as Co- Agent - filed herewith.

        Exhibit 21. Subsidiaries of Perini Corporation - filed herewith.

        Exhibit 23. Consent of Independent Public Accountants - filed herewith.

        Exhibit 24.    Power of Attorney - filed herewith.

        Exhibit 27. Financial Data Schedule - filed herewith.

                                                                     Exhibit 21


                               Perini Corporation
                         Subsidiaries of the Registrant



                                                                                                          Percentage of
                                                                            Place of                   Interest or Voting
                              Name                                        Organization                  Securities Owned


Perini Corporation                                               Massachusetts

      Perini Building Company, Inc.                              Arizona                                      100%

      Perini Environmental Services, Inc.                        Delaware                                     100%

      International Construction Management  Services, Inc.      Delaware                                     100%

            Percon Constructors, Inc.                            Delaware                                     100%

      Perini International Corporation                           Massachusetts                                100%

      Bow Leasing Company, Inc.                                  New Hampshire                                100%

      Perini Land & Development Company                          Massachusetts                                100%

            Paramount Development Associates, Inc.               Massachusetts                                100%

                  I-10 Industrial Park Developers                AZ General Partnership                        80%

                  Glenco-Perini - HCV Partners                   CA Limited  Partnership                       85%

                        Squaw Creek Associates                   CA General Partnership                        40%

            Perland Realty Associates, Inc.                      Florida                                      100%

            Rincon Center Associates                             CA Limited Partnership                        46%

            Perini Central Limited Partnership                   AZ Limited Partnership                        75%

            Perini Eagle Limited Partnership                     AZ Limited Partnership                        50%

            Perini/138 Joint Venture                             GA General Partnership                        49%

            Perini/RSEA Partnership                              GA General Partnership                        50%


                                                                     Exhibit 23


                    Consent of Independent Public Accountants


As independent public accountants, we hereby consent to the use of our reports, dated February 14, 1997, included in Perini Corporation's Annual Report on this Form 10-K for the year ended December 31, 1996, and into the Company's previously filed Registration Statements Nos. 2-82117, 33-24646, 33-46961, 33-53190, 33-53192, 33-60654, 33-70206, 33-52967, 33-58519 and 333-03417.

ARTHUR ANDERSEN LLP



Boston, Massachusetts
March 27, 1997

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


/s/David B. Perini       Director                  March 26, 1997
David B. Perini                                           Date

/s/Richard J. Boushka    Director                  March 26, 1997
Richard J. Boushka                                        Date

/s/Marshall M. Criser    Director                  March 26, 1997
Marshall M. Criser                                        Date

                         Director                  March 26, 1997
Thomas E. Dailey                                          Date

/s/Albert A. Dorman      Director                  March 26, 1997
Albert A. Dorman                                          Date

/s/Arthur J. Fox, Jr.    Director                  March 26, 1997
Arthur J. Fox, Jr.                                        Date

/s/ Nancy Hawthorne      Director                  March 26, 1997
Nancy Hawthorne                                           Date

/s/ Michael R. Klein     Director                  March 26, 1997
Michael R. Klein                                          Date

                         Director                  March 26, 1997
Douglas J. McCarron                                       Date

/s/John J. McHale        Director                  March 26, 1997
John J. McHale                                            Date

/s/Jane E. Newman        Director                  March 26, 1997
Jane E. Newman                                            Date

/s/Bart W. Perini        Director                  March 26, 1997
Bart W. Perini                                            Date

/s/ Ronald N. Tutor      Director                  March 26, 1997
Ronald N. Tutor                                           Date
                                     - 63 -