Form 10-Q
period 1997-03-31
PERINI CORP
filed 1997-05-15
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997

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

Yes   X     No

Number of shares of common  stock of  registrant  outstanding  at May 10,  1997:
5,155,811

                        PERINI CORPORATION & SUBSIDIARIES

                                      INDEX




                                                                                                       Page Number

Part I. -         Financial Information:

                  Item 1.  Financial Statements

                               Consolidated Condensed Balance Sheets -                                        3
                               March 31, 1997 and December 31, 1996

                               Consolidated Condensed Statements of Income -                                  4
                               Three Months ended March 31, 1997 and 1996

                               Consolidated Condensed Statements of Cash Flows -                              5
                               Three Months ended March 31, 1997 and 1996

                               Notes to Consolidated Condensed Financial Statements                           6 - 7

                  Item 2.      Management's Discussion and Analysis of the Consolidated                       8 - 9
                               Financial Condition and Results of Operations

Part II. -        Other Information:

                  Item 1.  Legal Proceedings                                                                  10

                  Item 2.  Changes in Securities                                                              10

                  Item 3.  Defaults Upon Senior Securities                                                    10 - 11

                  Item 4.  Submission of Matters to a Vote of Security Holders                                11

                  Item 5.  Other Information                                                                  11

                  Item 6.  Exhibits and Reports on Form 8-K                                                   11 - 13

                  Signatures                                                                                  14

                                          PERINI CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                                         MARCH 31, 1997 AND DECEMBER 31, 1996
                                                    (In Thousands)
                                                        ASSETS
                                                                                     MARCH 31,             DEC. 31,
                                                                                       1997                  1996
                                                                                 ----------------      ----------------
Cash                                                                             $         44,504       $         9,745
Accounts and Notes Receivable                                                             189,881               188,120
Unbilled Work                                                                              37,407                35,600
Construction Joint Ventures                                                                74,119                78,233
Real Estate Inventory, at the lower of cost or market                                      37,629                37,914
Deferred Tax Asset                                                                          3,211                 3,513
Other Current Assets                                                                        4,175                 1,655
                                                                                 ----------------      ----------------
       Total Current Assets                                                      $        390,926       $       354,780
                                                                                 ----------------      ----------------

Land Held for Sale or Development                                                $         22,475       $        21,520
Investments in and Advances to Real Estate Joint Ventures                                  72,643                71,253
Other                                                                                           2                    49
                                                                                 ----------------      ----------------
       Total Real Estate Development Investments                                 $         95,120       $        92,822
                                                                                 ----------------      ----------------

Other Assets                                                                     $          4,543       $         5,574
                                                                                 ----------------      ----------------
Property and Equipment, less Accumulated Depreciation of $23,311 in 1997 and
$23,013 in 1996                                                                  $         11,116       $        11,116
                                                                                 ----------------      ----------------
                                                                                 $        501,705       $       464,292
                                                                                 ================      ================
                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Maturities of Long-Term Debt                                             $          7,438       $        16,421
Accounts Payable                                                                          203,419               183,407
Advances from Construction Joint Ventures                                                  26,720                47,544
Deferred Contract Revenue                                                                  27,693                23,841
Accrued Expenses                                                                           25,597                26,823
                                                                                 ----------------      ----------------
       Total Current Liabilities                                                 $        290,867       $       298,036
                                                                                 ----------------      ----------------

Deferred Income Taxes and Other Liabilities                                      $         30,879       $        31,297
                                                                                 ----------------      ----------------

Long-Term Debt, including real estate development debt of $2,898 in 1997 and
$4,287 in 1996                                                                   $        110,765       $        96,893
                                                                                 ----------------      ----------------

Minority Interest                                                                $          2,302       $         2,508
                                                                                 ----------------      ----------------

Redeemable Convertible Series B Preferred Stock                                  $         27,272                   ---
                                                                                 ----------------      ----------------

Stockholders' Equity:
  Preferred Stock                                                                $            100       $           100
  Series A Junior Participating Preferred Stock                                               ---                   ---
  Stock Purchase Warrants                                                                   2,233                   ---
  Common Stock                                                                              5,032                 5,032
  Paid-In Surplus                                                                          55,976                57,080
  Retained Earnings                                                                       (18,805)              (20,666)
  ESOT Related Obligations                                                                 (2,784)               (3,856)
                                                                                 ----------------      ----------------
                                                                                 $         41,752       $        37,690
  Less - Treasury Stock                                                                     2,132                 2,132
                                                                                 ----------------      ----------------
       Total Stockholders' Equity                                                $         39,620       $        35,558
                                                                                 ----------------      ----------------

                                                                                 $        501,705       $       464,292
                                                                                 ================      ================

The accompanying notes are an integral part of these financial statements.


                                         PERINI CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                        (In Thousands, Except Per Share Data)


                                                                                                THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                         1997                 1996
                                                                                    ---------------      ---------------
REVENUES FROM OPERATIONS:

    Construction                                                                    $       317,517       $      258,515
    Real Estate                                                                               9,702               11,514
                                                                                    ---------------      ---------------
        TOTAL REVENUES FROM OPERATIONS                                              $       327,219       $      270,029
                                                                                    ---------------      ---------------
COST AND EXPENSES:

    Cost of Operations                                                              $       315,087       $      258,250
    General, Administrative and Selling Expenses                                              6,820                8,134
                                                                                    ---------------      ---------------
                                                                                    $       321,907       $      266,384
                                                                                    ---------------      ---------------
INCOME FROM OPERATIONS                                                              $         5,312       $        3,645

    Other Income (Expense), Net                                                                (598)                (336)
    Interest Expense                                                                         (2,738)              (1,707)
                                                                                    ---------------      ---------------
Income Before Income Taxes                                                          $         1,976       $        1,602

    Provision for Income Taxes (Note 2)                                                         115                  115
                                                                                    ---------------      ---------------
NET INCOME                                                                          $         1,861       $        1,487
                                                                                    ===============      ===============


EARNINGS PER COMMON SHARE (Note 3)                                                  $          0.15       $         0.20
                                                                                    ===============      ===============
DIVIDENDS PER COMMON SHARE (Note 4)                                                 $          ---        $         ---
                                                                                    ===============      ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 3)                                       4,898,648            4,722,672
                                                                                    ===============      ===============

The accompanying notes are an integral part of these financial statements.

                                          PERINI CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                                    (In Thousands)
                                                                                                  THREE MONTHS
                                                                                                ENDED MARCH 31,
                                                                                            1997                1996
                                                                                       --------------      --------------
Cash Flows from Operating Activities:
Net Income                                                                             $        1,861       $       1,487
Adjustments to reconcile net income to net cash provided from operating activities:
  Depreciation and amortization                                                                   650                 666
  Noncurrent deferred taxes and other liabilities                                                (418)              4,419
  Distributions greater (less) than earnings of joint ventures and affiliates                   1,481                  44
  Cash provided from (used by) changes in components of working capital other
    than cash, notes payable and current maturities of long-term debt                          (4,474)            (38,971)
  Real estate development investments other than joint ventures                                   233                  79
  Other non-cash items, net                                                                      (296)                 15
                                                                                       --------------      --------------

    NET CASH USED BY OPERATING ACTIVITIES                                              $        (963)       $     (32,261)
                                                                                       --------------      --------------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment                                         $           96       $         737
  Cash distributions of capital from unconsolidated joint ventures                              3,740               1,820
  Acquisition of property and equipment                                                          (457)               (391)
  Improvements to land held for sale or development                                               (19)                (13)
  Improvements to real estate properties used in operations                                       ---                (110)
  Capital contributions to unconsolidated joint ventures                                       (1,016)             (6,763)
  Advances to real estate joint ventures, net                                                  (2,346)               (729)
  Investments in other activities                                                               1,015                (123)
                                                                                       --------------      --------------

    NET CASH PROVIDED FROM (USED BY) INVESTING ACTIVITIES                              $        1,013       $      (5,572)
                                                                                       --------------      --------------

Cash Flows from Financing Activities:
  Proceeds of long-term debt                                                           $       17,806       $      14,211
  Repayment of long-term debt                                                                  (9,797)               (352)
  Series B Preferred Stock issued, net                                                         26,700                 ---
  Other                                                                                           ---                  36
                                                                                       --------------      --------------

    NET CASH PROVIDED FROM FINANCING ACTIVITIES                                        $       34,709       $      13,895
                                                                                       --------------      --------------

Net Increase (Decrease) in Cash                                                        $       34,759       $     (23,938)

Cash at Beginning of Year                                                                       9,745              29,059
                                                                                       --------------      --------------

Cash at End of Period                                                                  $       44,504       $       5,121
                                                                                       ==============      ==============

Supplemental Disclosures of Cash paid during the period for:

     Interest                                                                          $        2,894       $       1,599
                                                                                       ==============      ==============
     Income tax payments (refunds)                                                     $          120       $         (57)
                                                                                       ==============      ==============



The accompanying notes are an integral part of these financial statements.

                       PERINI CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



(1)     Significant Accounting Policies

        The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note (1) to such financial statements included in Form 10-K for the year ended December 31, 1996. The Company has made no significant change in these policies during 1997.

        In the fourth quarter of 1997, the Company will adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which is effective for financial statements for periods ending after December 15, 1997. SAFS No. 128 requires replacement of primary earnings per shares (EPS) with basis EPS, which is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS, which gives effect to all dilutive potential common shares outstanding, will still be required. All prior-period EPS data presented shall be restated. The EPS amounts shown on the Company's consolidated statement of operations for the three months ended March 31, 1997 and March 31, 1996 are the equivalents of basic EPS. Diluted EPS are not required (see Note 3 below).

(2)     Provision For Income Taxes

        The lower-than-normal tax rate in 1997 and 1996 reflects the realization of a portion of the tax benefit not recognized in prior years due to certain accounting limitations.

(3)     Per Share Data

        Computations of earnings per common share amounts are based on the weighted average number of the Company's common shares outstanding during the periods presented. Earnings available for common shares are calculated as follows (in thousands):


                                                                    1997                    1996
                                                              -----------------       -----------------

Net Income                                                    $          1,861         $         1,487
                                                              -----------------       -----------------
Less:
    Accrued dividends on Senior Preferred Stock               $           (531)        $          (531)
    Dividends declared on Series B Preferred Stock                        (484)                    ---
    Accretion deduction required to reinstate
      mandatory redemption value of Series B
      Preferred Stock over a period of 8-10 years                          (89)                    ---
                                                              -----------------       -----------------
                                                              $         (1,104)       $           (531)
                                                              -----------------       -----------------
Earnings Available for Common Shares                          $            757        $            956
                                                              =================       =================

        Common stock equivalents related to additional shares of common stock issuable upon exercise of stock options have not been included since their effect would be antidilutive. Per share data on a fully diluted basis is not presented because the effect of conversion of the Company's depositary convertible exchangeable preferred shares into common stock is also antidilutive.

                       PERINI CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)



(4)     Dividends

        There were no cash dividends on common stock declared or paid during the periods presented in the consolidated condensed financial statements presented herein.

        As previously disclosed, in conjunction with the covenants of the Company's Amended Revolving Credit Agreement as well as the New Credit Agreement, effective January 17, 1997, the Company is required to suspend the payment of quarterly dividends on its $21.50 preferred stock ("Senior Preferred Stock") until certain financial criteria are met. Therefore, the dividends on the Senior Preferred Stock have not been declared since 1995 (although they have been fully accrued due to the "cumulative" feature of the Senior Preferred Stock).

        In-kind dividends (based on an annual rate of 10%) were paid on March 17, 1997 on the Series B Preferred Stock for the period from January 17, 1997 (date of issuance) to March 15, 1997 to the stockholders of record on March 1, 1997. The dividend was paid in the form of approximately 2,419 additional shares of Series B Preferred Stock valued at $200.00 per share for a total of $483,815.

(5)     Basis of Presentation

        The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1997 and December 31, 1996 and results of operations and cash flows for the three month periods ended March 31, 1997 and 1996. The results of operations for the three month period ended March 31, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997 because the Company's results generally consist of a limited number of large transactions in both construction and real estate. Therefore, such results can vary depending on the timing of transactions and the profitability of projects being reported.

(6)     New Equity and New Credit Agreement

        As disclosed in Note 14 to the Company's financial statements included in the Company's Form 10-K for the year ended December 31, 1996, on January 17, 1997, the Company stockholders approved two proposals that allowed the Company to close its new equity transaction and receive the net proceeds of $27 million. Concurrent with the closing of the equity transaction, the Company entered into a new renegotiated Revolving Credit Agreement.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS



Results of Operations

Revenues increased $57.2 million (or 21.2%), from $270.0 million in 1996 to $327.2 million in 1997. This increase resulted from increased construction revenues of $59.0 million (or 22.8%), from $258.5 million in 1996 to $317.5 million in 1997, due primarily to an increase in revenues from building construction operations of $67.0 million (or 37.6%), from $178.2 million in 1996 to $245.2 million in 1997. Increased building construction revenues were due primarily to hotel/casino projects in Las Vegas and to a lesser degree an increase in revenues from correctional facility projects in the East which were partially offset by a decrease in building construction revenues in the Midwest due to a substantial decrease in backlog going into 1997. The increase in building construction revenues was partially offset by a decrease in revenues from civil construction operations of $8.0 million (or 10.0%), from $80.3 million in 1996 to $72.3 million in 1997 due to a substantial decrease in backlog in the Midwest going into 1997 and the timing in the start-up of other new infrastructure construction projects. Real estate revenues also decreased by $1.8 million, from $11.5 million in 1996 to $9.7 million in 1997 due primarily to the completion of the sales program in late 1996 related to a condominium project in Georgia.

In spite of the increase in revenues, the total gross profit increased only slightly, from $11.8 million in 1996 to $12.1 million in 1997, primarily due to an overall increase in gross profit from construction operations of $.7 million (or 6%), from $11.7 million in 1996 to $12.4 million in 1997. This net increase is due primarily to the increase in building construction revenues referred to above (although at a substantially lower margin than those experienced on civil construction projects); the decrease in civil construction revenues; and losses incurred in closing out several building construction projects in the Midwest. The gross profit from real estate operations decreased $.4 million, from a profit of $.1 million in 1996 to a loss of $.3 million in 1997 due primarily to the decrease in condominium sales in Georgia referred to above.

General, administrative and selling expenses decreased by $1.3 million (or 16%), from $8.1 million in 1996 to $6.8 million in 1997 primarily due to down-sizing and refocusing of certain marginal construction units.

Other income (expense) net increased by $.3 million (or 100%), from a net expense of $.3 million in 1996 to a net expense of $.6 million in 1997 due to increased amortization of deferred debt expense related to the new credit agreement.

Interest expense increased by $1.0 million (or 59%), from $1.7 million in 1996 to $2.7 million in 1997 due to a higher average level of borrowings during 1997 as well as higher effective interest rates.

The lower than normal tax rate in 1997 and 1996 is due to the utilization of tax loss carry forwards from prior years. Because of certain accounting limitations, the Company was not able to recognize a portion of the tax benefit related to the operating losses experienced in fiscal 1996 and 1995.

Financial Condition

Working capital increased $43.4 million, from $56.7 million at the end of 1996 to $100.1 million at March 31, 1997, the highest level in recent years. The primary reasons for the increase in working capital are the net proceeds received from the sale of the Redeemable Cumulative Convertible Series B Preferred Stock ($27 million) and the increased borrowings under the Company's Revolving Credit Facility ($15 million). The current ratio increased from 1.19:1 to 1.34:1 during this same period.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                   (Continued)



During the first three months of 1997, the Company generated a $34.7 million in cash from financing activities which included $26.7 million in net proceeds from the sale of the Series B Preferred Stock and $8 million from net borrowings. The $1.0 million provided from investing activities was essentially offset by the $1.0 million used by operating activities, primarily increased working capital requirements.

Long-term debt at March 31, 1997 was $110.8 million, an increase of $13.9 million from December 31, 1996. The long-term debt to equity ratio at March 31, 1997 was 2.80 to 1, compared to 2.72 to 1 at December 31, 1996.

Effective January 17, 1997 the Company's liquidity and access to future borrowings, as required, during the next few years were significantly enhanced by the $27 million in net proceeds received upon the issuance of the new Series B Preferred Stock and a new renegotiated Revolving Credit Agreement. Under the new Credit Agreement, the previous Revolving Credit Agreement and Bridge Loan Facility were combined into a single $129.5 million credit facility and the expiration dates extended from 1997 to January 1, 2000. The new Credit Agreement provides for scheduled mandatory reductions in the commitment in the amount of $15.0 million in 1997, $15.0 million in 1998, $12.5 million in 1999 and the balance in 2000. Management believes that cash generated from operations, existing credit lines and additional borrowings should be adequate to meet the Company's funding requirements for at least the next twelve months.

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

Looking ahead, we must consider the Company's construction backlog and remaining portfolio of real estate projects. The overall construction backlog at March 31, 1997 was a $1.533 billion which represented a slight increase over the backlog at December 31, 1996. While approximately 40% of the current backlog relates to building construction projects which generally represent lower risk, lower margin work, approximately 60% of the current backlog relates to heavy construction projects which generally represent higher risk, but correspondingly higher margin work.

The Company's strategic plan to generate up to $30 million in short-term liquidity from certain of its real estate properties through accelerated sales is proceeding according to plan.

Part II. - Other Information


Item 1. - Legal Proceedings - None

Item 2. - Changes in Securities

(a)(b)(c) On January 17, 1997, the Company issued and sold 150,150 shares of Series B Cumulative Convertible Preferred Stock, par value $1.00 per share (the "Series B Preferred"), to PB Capital Partners, L.P., The Union Labor Life Insurance Company Separate Account P and The Common Fund for Non-Profit Organization for a price of $200 per share, or a total purchase price of $30,030,000. Dividends are payable on the Series B Preferred either in cash or in additional shares of Series B Preferred (a "Payment-In- Kind"). The cash dividend rate is 7 percent (9 percent upon the occurrence of certain defaults) and the Payment-In-Kind dividend rate is 10 percent (12 percent upon the occurrence of certain defaults) of the Liquidation Preference, which is equal to $200 per share of Series B Preferred. The terms of the Series B Preferred provide that no cash dividends or other cash distributions may be paid in respect of the Company's Common Stock until 2001, at which time limited dividends may be paid if authorized by the Board of Directors.

                 Each share of Series B Preferred is convertible, at any time, at the election of the holder, into fully paid and nonassessable shares of Common Stock at the rate of that number of shares of Common Stock that is equal to the Liquidation Preference. Holders of the Series B Preferred have voting rights equal to the number of shares of Common Stock into which it is convertible and will vote as a class with holders of the Common Stock.

                 Upon the issuance of the Series B Preferred, the rights of existing stockholders were affected in several principal ways. As the Series B Preferred is convertible and have voting rights equal to the number of shares of Common Stock into which it is convertible, the voting rights of existing stockholders is diluted. In addition, the right of the holders of the Series B Preferred to designate certain directors and members of the Executive Committee, including providing such Executive Committee members with an effective veto over certain major decisions of the Company, is also a dilutive effect on the voting rights of stockholders. In addition, the Series B Preferred may also have a dilutive effect on the earnings per share of the Company due to the increase in number of shares of Common Stock on a fully diluted basis. Furthermore, the book value of each share of Common Stock may decrease due to a conversion price below book value.

                 Registration under the Securities Act of 1933, as amended (the "Act"), of the Series B Preferred was not required for the reason that the Series B Preferred was issued and sold to a limited number of investors and accomplished in transactions not involving a public offering within the meaning of Section 4(2) of the Act.

Item 3. - Defaults Upon Senior Securities

(a)     None

(b) In accordance with the provisions of the 1995 Amended Revolving Credit Agreement and the recently renegotiated new Credit Agreement, the
        Company suspended payment of quarterly dividends on its $21.25 Convertible Exchangeable Preferred Stock ("Senior Preferred Stock") commencing with the dividend that normally would have been declared during December, 1995 through the dividend that would normally have been declared during March, 1997 for a total arrearage of $31.875 per share (or $3.1875 per depositary share) which aggregates $3,187,500 to date. While these dividends have not been declared or paid, they have been fully accrued in accordance with the "cumulative" feature of the stock.

Item 4. - Submission of Matters to a Vote of Security Holders

(a)     January 17, 1997 - Special Meeting of Shareholders

(b)     Not applicable

(c)              (1.)             To approve (i) the issuance of 150,150  shares
                                  of  Series  B  Cumulative  Convertible  Junior
                                  Preferred Stock, par value $1.00 per share, of
                                  the Company (the  "Series B Preferred  Stock")
                                  to PB Capital Partners,  L.P., The Union Labor
                                  Life Insurance Company Separate Account P, The
                                  Common Fund for Non-Profit  Organizations  for
                                  the account of its Equity Fund,  and permitted
                                  assigns  (the  "Investors")  for an  aggregate
                                  purchase price of $30,030,000,  upon the terms
                                  and   conditions   described   in  the   Proxy
                                  Statement and (ii) the issuance of any other shares of the Series B Preferred Stock upon the terms and conditions described in the Proxy Statement.

                                                    Number of Vote
                                          -----------------------------------
                                             For      Against    Abstain

                                           3,001,571   336,803     11,211

                 (2.) To approve an amendment to the By-Laws of the Company, as more fully described in the Proxy Statement, which requires the Board of Directors to elect an Executive Committee and sets forth its powers and composition. This amendment, if approved, will take effect only if shares of the Series B Preferred Stock are in fact issued to the Investors.

                                                    Number of Vote
                                           ----------------------------------
                                               For      Against     Abstain

                                            3,000,231    333,137     16,217

(d)     Not applicable

Item 5. - Other Information - None

Item 6. - Exhibits and Reports on Form 8-K

(a) The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Act of 1934 and are referred to and incorporated herein by reference to such filings.

          Exhibit 3.  Articles of Incorporation and By-laws

          Incorporated herein by reference:

                 3.1 Restated Articles of Organization - As amended through January 17, 1997 - Exhibit 3.1 to 1996 Form 10-K filed March 31, 1997.

                 3.2 By-laws - As amended and restated as of January 17, 1997 - Exhibit 3.2 to

                                  Form 8-K filed on February 14, 1997.

          Exhibit 4. Instruments Defining the Rights of Security Holders, Including Indentures

          Incorporated herein by reference:

                 4.1 Certificate of Vote of Directors Establishing a Series of a Class of Stock determining the relative rights and preferences of the $21.25 Convertible Exchangeable Preferred Stock -
                                  Exhibit 4(a) to Amendment No. 1 to Form S- 2 Registration Statement filed June 19, 1987; SEC Registration No. 33- 14434.

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

                 4.8 Certificate of Vote of Directors Establishing a Series of Preferred Stock determining the relative rights and preferences of the Series B Cumulative Convertible Preferred Stock, dated January 16, 1997 - Exhibit 4.8 to Form 8- K filed on February 14, 1997.

                 4.9 Stock Assignment and Assumption Agreement dated as of December 13, 1996 by and among the Company, PB Capital and ULLICO (filed as
                                  Exhibit 4.1 to the Schedule 13D filed by ULLICO on December 16, 1996 and incorporated herein by reference).

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

                 10.5 Amended and Restated Credit Agreement dated as of January 17, 1997 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank, as Co- Agent - Exhibit 10.17 to Form 10-K filed March 31, 1997.

(b) A Form 8-K was filed on February 14, 1997 and reported on (i) "Change in Real Estate Strategy" and (ii) the "Issuance of Series B Preferred Stock" in "Item 5. Other Events" in said Form 8-K.

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                              Perini Corporation
                              Registrant


Date:  May 15, 1997           /s/ John H. Schwarz
                              -------------------
                              John H. Schwarz, Executive Vice President,
                              Finance and Administration


Date:  May 15, 1997           /s/ Barry R. Blake
                              ------------------
                              Barry R. Blake, Vice President and Controller