Form 10-Q
period 1997-06-30
PERINI CORP
filed 1997-08-14
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997

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

Yes   X     No

At August 12, 1997, 5,157,046 shares of common stock of the registrant were outstanding.

                        PERINI CORPORATION & SUBSIDIARIES
      QUARTERLY REPORT ON FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                TABLE OF CONTENTS




                                                                                                       Page Number
Part I. -         Financial Information:

                  Item 1.  Financial Statements

                               Consolidated Condensed Balance Sheets -                                         3
                               June 30, 1997 and December 31, 1996

                               Consolidated Condensed Statements of Income -                                   4
                               Three Months and Six Months ended June 30, 1997 and 1996

                               Consolidated Condensed Statements of Cash Flows -                               5
                               Six Months ended June 30, 1997 and 1996

                               Notes to Consolidated Condensed Financial Statements                            6 - 8

                  Item 2.  Management's Discussion and Analysis of the Consolidated                            9 - 11
                           Financial Condition and Results of Operations

Part II. -        Other Information:

                  Item 1.  Legal Proceedings                                                                  12

                  Item 2.  Changes in Securities                                                              12

                  Item 3.  Defaults Upon Senior Securities                                                    13

                  Item 4.  Submission of Matters to a Vote of Security Holders                                13

                  Item 5.  Other Information                                                                  13

                  Item 6.  Exhibits and Reports on Form 8-K                                                   13 - 15

                  Signatures                                                                                  16



                                          PERINI CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                                  JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996 (1)
                                                     (In Thousands)


                                                        ASSETS
                                                                                     JUNE 30,              DEC. 31,
                                                                                       1997                  1996
                                                                                 ----------------      ----------------
Cash                                                                             $         41,978       $         9,745
Accounts and Notes Receivable                                                             171,191               188,120
Unbilled Work                                                                              41,386                35,600
Construction Joint Ventures                                                                72,231                78,233
Real Estate Inventory, at the lower of cost or market                                      15,198                37,914
Deferred Tax Asset                                                                          3,285                 3,513
Other Current Assets                                                                        7,440                 1,655
                                                                                 ----------------      ----------------
       Total Current Assets                                                      $        352,709       $       354,780
                                                                                 ----------------      ----------------

Land Held for Sale or Development                                                $         24,901       $        21,520
Investments in and Advances to Real Estate Joint Ventures                                  74,827                71,253
Other                                                                                         ---                    49
                                                                                 ----------------      ----------------
       Total Real Estate Development Investments                                 $         99,728       $        92,822
                                                                                 ----------------      ----------------

Other Assets                                                                     $          4,658       $         5,574
                                                                                 ----------------      ----------------
Property and Equipment, less Accumulated Depreciation of $22,445 in 1997 and
$23,013 in 1996                                                                  $         10,940       $        11,116
                                                                                 ----------------      ----------------
                                                                                 $        468,035       $       464,292
                                                                                 ================      ================

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Maturities of Long-Term Debt                                             $          7,084       $        16,421
Accounts Payable                                                                          193,493               183,407
Advances from Construction Joint Ventures                                                  25,391                47,544
Deferred Contract Revenue                                                                  28,467                23,841
Accrued Expenses                                                                           22,101                26,823
                                                                                 ----------------      ----------------
       Total Current Liabilities                                                 $        276,536       $       298,036
                                                                                 ----------------      ----------------

Deferred Income Taxes and Other Liabilities                                      $         31,161       $        31,297
                                                                                 ----------------      ----------------

Long-Term Debt, including real estate development debt of $2,558 in 1997 and $4,287
in 1996                                                                          $         87,734       $        96,893
                                                                                 ----------------      ----------------

Minority Interest                                                                $          2,185       $         2,508
                                                                                 ----------------      ----------------

Redeemable Convertible Series B Preferred Stock                                  $         27,988       $           ---
                                                                                 ----------------      ----------------

Stockholders' Equity:
  Preferred Stock                                                                $            100       $           100
  Series A Junior Participating Preferred Stock                                               ---                   ---
  Stock Purchase Warrants                                                                   2,233                   ---
  Common Stock                                                                              5,267                 5,032
  Paid-In Surplus                                                                          55,842                57,080
  Retained Deficit                                                                        (16,472)              (20,666)
  ESOT Related Obligations                                                                 (2,784)               (3,856)
                                                                                 ----------------      ----------------
                                                                                 $         44,186       $        37,690
  Less - Treasury Stock                                                                     1,755                 2,132
                                                                                 ----------------      ----------------
       Total Stockholders' Equity                                                $         42,431       $        35,558
                                                                                 ----------------      ----------------

                                                                                 $        468,035       $       464,292
                                                                                 ================      ================

The accompanying notes are an integral part of these financial statements.

(1)  Derived from the audited December 31, 1996 financial statements.


                                          PERINI CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                         (In Thousands, Except Per Share Data)



                                                                  THREE MONTHS                             SIX MONTHS
                                                                 ENDED JUNE 30,                          ENDED JUNE 30,
                                                                 --------------                          --------------
                                                           1997                 1996               1997                 1996
                                                      ---------------      ---------------    ---------------      ---------------
REVENUES FROM OPERATIONS:
    Construction                                      $       361,651       $      307,238     $      679,168       $      565,753
    Real Estate                                                27,273                9,254             36,975               20,768
                                                      ---------------      ---------------    ---------------      ---------------
        TOTAL REVENUES FROM OPERATIONS                $       388,924       $      316,492     $      716,143       $      586,521
                                                      ---------------      ---------------    ---------------      ---------------
COST AND EXPENSES:
    Cost of Operations                                $       375,712       $      302,810     $      690,799       $      561,060
    General, Administrative and Selling Expenses                8,116                8,522             14,936               16,656
                                                      ---------------      ---------------    ---------------      ---------------
                                                      $       383,828       $      311,332     $      705,735       $      577,716
                                                      ---------------      ---------------    ---------------      ---------------
INCOME FROM OPERATIONS                                $         5,096       $        5,160     $       10,408       $        8,805
    Other Income (Expense), Net                                  (327)                 (33)              (925)                (369)
    Interest Expense                                           (2,321)              (2,768)            (5,059)              (4,475)
                                                      ---------------      ---------------    ---------------      ---------------
Income Before Income Taxes                            $         2,448       $        2,359     $        4,424       $        3,961
    Provision for Income Taxes (Note 2)                           115                  335                230                  450
                                                      ---------------      ---------------    ---------------      ---------------
NET INCOME                                            $         2,333       $        2,024     $        4,194       $        3,511
                                                      ===============      ===============    ===============      ===============


EARNINGS PER COMMON SHARE (Note 3)                    $          0.19       $         0.31     $         0.34       $         0.51
                                                      ===============      ===============    ===============      ===============
DIVIDENDS PER COMMON SHARE (Note 4)                   $           ---       $          ---     $          ---       $          ---
                                                      ===============      ===============    ===============      ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 3)         5,033,462            4,785,537          4,975,685            4,758,440
                                                      ===============      ===============    ===============      ===============

The accompanying notes are an integral part of these financial statements.


                                          PERINI CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                     FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                                     (In Thousands)


                                                                                                   SIX MONTHS
                                                                                                 ENDED JUNE 30,
                                                                                            1997                1996
                                                                                       --------------      --------------
Cash Flows from Operating Activities:
Net Income                                                                             $        4,194       $       3,511
Adjustments to reconcile net income to net cash provided from operating activities:
  Depreciation and amortization                                                                 1,293               1,329
  Noncurrent deferred taxes and other liabilities                                                (136)              2,831
  Distributions greater (less) than earnings of joint ventures and affiliates                  (6,563)              2,735
  Cash provided from (used by) changes in components of working capital other
    than cash, notes payable and current maturities of long-term debt                          (6,826)            (32,851)
  Sale of interest in real estate joint venture                                                17,149                 ---
  Real estate development investments other than joint ventures                                  (377)                411
  Other non-cash items, net                                                                      (600)               (978)
                                                                                       --------------      --------------

    NET CASH PROVIDED FROM (USED BY) OPERATING ACTIVITIES                              $        8,134       $     (23,012)
                                                                                       --------------      --------------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment                                         $          400       $       1,210
  Cash distributions of capital from unconsolidated joint ventures                             16,904               4,182
  Acquisition of property and equipment                                                          (840)               (783)
  Improvements to land held for sale or development                                               (90)                (62)
  Improvements to real estate properties used in operations                                        ---               (111)
  Capital contributions to unconsolidated joint ventures                                       (1,948)             (7,248)
  Advances to real estate joint ventures, net                                                  (4,072)             (1,664)
  Investments in other activities                                                                 885                (557)
                                                                                       --------------      --------------

    NET CASH PROVIDED FROM (USED BY) INVESTING ACTIVITIES                              $       11,239       $      (5,033)
                                                                                       --------------      --------------

Cash Flows from Financing Activities:
  Series B preferred stock issued, net                                                 $       26,558       $         ---
  Proceeds of long-term debt                                                                      ---              11,593
  Repayment of long-term debt                                                                 (15,564)               (715)
  Common stock issued                                                                           1,701                 ---
  Treasury stock issued                                                                           165               1,107
                                                                                       --------------      --------------

    NET CASH PROVIDED FROM FINANCING ACTIVITIES                                        $       12,860       $      11,985
                                                                                       --------------      --------------

Net Increase (Decrease) in Cash                                                        $       32,233       $     (16,060)

Cash at Beginning of Year                                                                       9,745              29,059
                                                                                       --------------      --------------

Cash at End of Period                                                                  $       41,978       $      12,999
                                                                                       ==============      ==============

Supplemental Disclosures of Cash paid during the period for:

     Interest                                                                          $        5,013       $       4,118
                                                                                       ==============      ==============
     Income tax payments (refunds)                                                     $          253       $         183
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

        The Financial Accounting Standards Board has issued Statement No. 128 Earnings per Share. The Company will implement the provisions of the Statement for the year ending December 31, 1997. The Statement requires replacement of primary earnings per shares (EPS) with basic EPS, which is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS, which gives effect to all dilutive potential common shares outstanding, will still be required. All prior-period EPS data presented shall be restated. The EPS amounts shown on the Company's consolidated statement of operations for the three month and six month periods ended June 30, 1997 and June 30, 1996 are the equivalents of basic EPS. Diluted EPS are not required (see Note 3 below).

        The Financial Accounting Standards Board has issued Statement No. 129 Disclosure of Information about Capital. The Statement continues the requirements to disclose certain information about an enterprise's capital structure prescribed by previous accounting standards. The Company's current disclosures are in compliance with the requirements of the Statement.

        The Financial Accounting Standards Board has issued Statement No. 130 Reporting Comprehensive Income. The Company will implement the provisions of the Statement in the quarter ending March 31, 1998. The Statement requires an enterprise to report certain changes in stockholders' equity that are not reported in net income, except those resulting from investments by and distributions to stockholders, and display these gains and losses below net income in the income statement, in a separate statement that begins with net income or in the statement of changes in stockholders' equity. The provisions of the Statement are limited to issues of reporting and presentation and do not affect matters of recognition and measurement of items of comprehensive income. Consequently, the Company does not expect the effect of its adoption of the Statement to be material.

        The Financial Accounting Standards Board has issued Statement No. 131 Disclosures about Segments of an Enterprise and Related Information which supersedes Statement No. 14 Financial Reporting for Segments of a Business Enterprise. The Company will implement the provisions of the Statement for the year ending December 31, 1998. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Statement requires an enterprise to report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's financial statements. It requires an enterprise to report information about the revenues derived from its products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers. The provisions of the Statement relate primarily to issues of reporting and presentation, and the Company does not expect the effect of its adoption of the Statement to be material.

                       PERINI CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


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

(3)     Per Share Data

        Computations of earnings per common share amounts are based on the weighted average number of the Company's common shares outstanding during the periods presented. Earnings available for common shares are calculated as follows (in thousands):


                                                                Three Months Ended                    Six Months Ended
                                                                     June 30,                             June 30,
                                                          ------------------------------       ------------------------------
                                                              1997              1996               1997              1996
                                                          ------------      ------------       ------------      ------------
Net Income                                                $     2,333       $     2,024        $     4,194       $     3,511
                                                          ------------      ------------       ------------      ------------
Less:
  Accrued dividends on Senior Preferred Stock                    (531)             (531)            (1,062)           (1,062)
  Dividends declared on Series B Preferred Stock                 (762)               ---            (1,246)               ---
  Accretion deduction required to reinstate
    mandatory redemption value of Series B
  Preferred Stock over a period of 8-10 years                     (95)               ---              (184)               ---
                                                          ------------      ------------       ------------      ------------
                                                          $    (1,388)      $      (531)       $    (2,492)      $    (1,062)
                                                          ------------      ------------       ------------      ------------
Earnings Available for Common Shares                      $       945       $     1,493        $     1,702       $     2,449
                                                          ============      ============       ============      ============


        Common stock equivalents related to additional shares of common stock issuable upon exercise of stock options have not been included since their effect would be antidilutive. Per share data on a fully diluted basis is not presented because the effect of conversion of the Company's depositary convertible exchangeable preferred shares and Series B preferred shares into common stock is also antidilutive.

(4)     Dividends

        There were no cash dividends on common stock declared or paid during the periods included in the consolidated condensed financial statements presented herein.

        As previously disclosed, in conjunction with the covenants of the Company's Amended Revolving Credit Agreement as well as the New Credit Agreement, effective January 17, 1997, the Company is required to suspend the payment of quarterly dividends on its $21.25 preferred stock (equivalent to $2.125 per depositary share) ("Senior Preferred Stock") until certain financial criteria are met. Therefore, the dividends on the Senior Preferred Stock have not been declared since 1995 (although they have been fully accrued due to the "cumulative" feature of the Senior Preferred Stock). The aggregate amount of dividends in arrears is $3,787,500 at June 30, 1997, which represents approximately $37.88 per share of Preferred Stock or approximately $3.79 per depositary share.

                       PERINI CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


        In-kind dividends (based on an annual rate of 10%) were paid on March 17, 1997 on the Series B Preferred Stock for the period from January 17, 1997 (date of issuance) to March 15, 1997 to the stockholders of record on March 1, 1997. The dividend was paid in the form of approximately 2,419 additional shares of Series B Preferred Stock valued at $200.00 per share for a total of $483,815. In-kind dividends for the seconds quarter were paid on June 16, 1997 on the Series B Preferred Stock to the stockholders of record on June 1, 1997. The dividend was paid in the form of approximately 3,814 additional shares of Series B Preferred Stock valued at $200.00 per share for a total of $762,846.

(5)     Basis of Presentation

        The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1997 and results of operations and cash flows for the six month periods ended June 30, 1997 and 1996. The results of operations for the six month period ended June 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997, because the Company's results generally consist of a limited number of large transactions in both construction and real estate. Therefore, such results can vary depending on the timing of transactions and the profitability of projects being reported.

(6)     New Equity and New Credit Agreement

        As disclosed in Note 14 to the Company's financial statements included in the Company's Form 10-K for the year ended December 31, 1996, on January 17, 1997, the Company's stockholders approved two proposals that allowed the Company to close its new equity transaction and receive net proceeds of $27 million. Concurrent with the closing of the equity transaction, the Company entered into a new renegotiated Revolving Credit Agreement.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED FINANCIAL
                                   STATEMENTS


Results of Operations
---------------------

    Comparison of the Second Quarter of 1997 with the Second Quarter of 1996

Revenues increased $72.4 million (or 23%), from $316.5 million in 1996 to $388.9 million in 1997. This increase resulted from increased construction revenues of $54.4 million (or 18%), from $307.2 million in 1996 to $361.6 million in 1997, due primarily to an increase in revenues from building operations of $40.0 million (or 20%), from $203.5 million in 1996 to $243.5 million in 1997, and to a lesser degree, an increase in revenues from civil operations of $14.4 million (or 14%), from $103.7 million in 1996 to $118.1 million in 1997. Increased building construction revenues were due primarily to hotel/casino projects in Las Vegas which was partially offset by a decrease in building construction revenues in the Midwest due to a substantial decrease in backlog going into 1997. Increased civil construction revenues were due primarily to the favorable impact from several large infrastructure projects in the Boston and Metropolitan New York areas which was partially offset by a decrease in civil construction revenues in the Midwest due to a substantial decrease in backlog going into 1997. Real estate revenues also increased by $18.0 million, from $9.3 million in 1996 to $27.3 million in 1997 because of revenues related to the sale of the Company's interest in the Resort at Squaw Creek in Squaw Valley, California.

In spite of the increase in revenues, total gross profit decreased slightly by $.5 million (or 3%), from $13.7 million in 1996 to $13.2 million in 1997 due to an overall decrease in gross profit from construction operations of $.5 million, from $14.1 million in 1996 to $13.6 million in 1997. This net decrease in gross profit from construction was caused by losses incurred in closing out work in two Midwest divisions, which the Company is in the process of phasing out, and an increase in the estimated loss on the completion of a large tunnel project in the Midwest. These gross profit decreases were partially offset by profits related to the increased building and civil construction revenues referred to above. In spite of the Company's sale of its interest in the Resort at Squaw
Creek, the gross loss in 1997 was comparable to the $.4 million gross loss reported in 1996, since the loss realized on the sale of the Resort was fully provided for in prior years.

General, administrative and selling expenses decreased by $.4 million (or 5%), from $8.5 million in 1996 to $8.1 million in 1997 primarily due to down-sizing and refocusing of certain marginal construction units.

Other income (expense) net decreased by $.3 million, from a net expense of zero in 1996 to a net expense of $.3 million in 1997 due to increased amortization of deferred debt expense related to the new credit agreement.

Interest expense decreased by $.4 million (or 15%), from $2.7 million in 1996 to $2.3 million in 1997, due primarily to less borrowings from construction joint ventures during the period.

The lower than normal tax rate in 1997 and 1996 is due to the utilization of tax loss carry forwards from prior years. Because of certain accounting limitations, the Company was not able to recognize a portion of the tax benefit related to the operating loss experienced in fiscal 1996 and 1995.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED FINANCIAL
                                   STATEMENTS
                                   (Continued)


                Comparison of the Six Months Ended June 30, 1997
                    with the Six Months Ended June 30, 1996

Revenues increased $129.6 million (or 22%), from $586.5 million in 1996 to $716.1 million in 1997. This increase resulted from increased construction revenues of $113.4 million (or 20%), from $565.7 million in 1996 to $679.1 million in 1997, due primarily to an increase in revenues from building construction operations of $107.0 million (or 28%), from $381.7 million in 1996 to $488.7 million in 1997. Increased building construction revenues were due primarily to hotel/casino projects in Las Vegas and to a lesser degree an increase in revenues from correctional facility projects in the East, which were partially offset by a decrease in building construction revenues in the Midwest due to a substantial decrease in backlog going into 1997. In addition, revenues from civil construction operations increased $6.4 million (or 3.5%), from $184.0 million in 1996 to $190.4 million in 1997 due primarily to several large infrastructure projects in the Boston and Metropolitan New York areas, which was partially offset by a decrease in civil construction revenues in the Midwest due to a substantial decrease in backlog going into 1997. Revenues from real estate operations increased $16.2 million, from $20.8 million in 1996 to $37.0 million in 1997 because of revenues related to the sale of the Company's interest in the Resort at Squaw Creek.

In spite of the increase in revenues described above, total gross profit decreased slightly from $25.4 million in 1996 to $25.3 million in 1997. The gross loss from real estate operations increased by $.3 million, from $.3 million in 1996 to $.6 million in 1997 due primarily to a decrease in condominium sales in Georgia on a project that was completely sold out in 1996. In spite of the increase in construction revenues referred to above, the overall gross profit reflected a net increase of only $.2 million, from $25.7 million in 1996 to $25.9 million in 1997 due to losses incurred in closing out work in two Midwest divisions, which the Company is in the process of phasing out, and an increase in the estimated loss on the completion of a large tunnel project in the Midwest, which substantially offset increases in gross profit related to the increase in revenues.

General, administrative and selling expenses decreased by $1.7 million (or 10%), from $16.6 million in 1996 to $14.9 million in 1997 primarily due to down-sizing and refocusing of certain marginal construction units.

Other income (expense) net increased by $.5 million, from a net expense of $.4 million in 1996 to a net expense of $.9 million in 1997 due primarily to increased amortization of deferred debt expense related to the new credit agreement.

Interest expense increased by $.6 million (or 13%), from $4.5 million in 1996 to $5.1 million in 1997 due to a higher average level of borrowings during the first quarter of 1997 as well as higher effective interest rates.

The lower than normal tax rate in 1997 and 1996 is due to the utilization of tax loss carry forwards from prior years. Because of certain accounting limitations, the Company was not able to recognize a portion of the tax benefit related to the operating losses experienced in fiscal 1996 and 1995.

Financial Condition
-------------------

Working capital increased $19.5 million, from $56.7 million at the end of 1996 to $76.2 million at June 30, 1997. The current ratio increased slightly from
1.19 to 1 to 1:28 to 1 during this same period.

During the first six months of 1997, the Company generated $32.2 million in cash from the following sources: $8.1 million in cash from operating activities, primarily from the sale of its interest in the Resort

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED FINANCIAL
                                   STATEMENTS
                                   (Continued)


at Squaw Creek; $11.2 million from investing activities, primarily from distributions of capital from various construction joint ventures; and $12.9 million net from financing activities due to $26.6 million in net proceeds from the sale of the Series B Preferred Stock and repayment of approximately $16 million in long-term debt.

Long-term debt at June 30, 1997 was $87.7 million, a decrease of $9.2 million from December 31, 1996. The long-term debt to equity ratio at June 30, 1997 was 2:07 to 1, compared to 2:72 to 1 at December 31, 1996.

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

Outlook
-------

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

Looking ahead, we must consider the Company's construction backlog and remaining portfolio of real estate projects. The overall construction backlog at June 30, 1997 was a $1.59 billion, which represented a 5% increase over the backlog at December 31, 1996. While approximately 53% of the current backlog relates to building construction projects, which generally represent lower risk and lower margin work, approximately 47% of the current backlog relates to civil construction projects, which generally represent higher risk, but correspondingly higher margin work.

The Company's strategic plan to generate up to $30 million in short-term liquidity from certain of its real estate properties, through accelerated sales, is proceeding according to plan.

Part II. - Other Information
----------------------------

Item 1. - Legal Proceedings

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

In July 1997, the remaining issues were ruled on by the Court, which awarded approximately $4.3 million to the joint venture, thereby reducing the net amount payable to approximately $12.2 million. The joint venture currently plans to appeal the decision. As a result of the decision, there is no immediate impact on the Company's Statement of Income because of the reserve provided in prior years. The actual funding of net damages, if any, will be deferred until the appeal process is complete.

Item 2. - Changes in Securities

(a)(b)(c) On January 17, 1997, the Company issued and sold 150,150 shares of Series B Cumulative Convertible Preferred Stock, par value $1.00 per share (the "Series B Preferred"), to PB Capital Partners, L.P., The Union Labor Life Insurance Company Separate Account P and The Common Fund for Non-Profit Organizations for a price of $200 per share, or a total purchase price of $30,030,000. Dividends are payable on the Series B Preferred either in cash or in additional shares of Series B Preferred (a "Payment- In-Kind"). The cash dividend rate is 7 percent (9 percent upon the occurrence of certain defaults) and the Payment-In-Kind dividend rate is 10 percent (12 percent upon the occurrence of certain defaults) of the Liquidation Preference, which is equal to $200 per share of Series B Preferred. The terms of the Series B Preferred provide that no cash dividends or other cash distributions may be paid in respect of the Company's Common Stock until 2001, at which time limited dividends may be paid if authorized by the Board of Directors.

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

----------------------------------------

          Preferred was not required for the reason that the Series B Preferred was issued and sold to a limited number of investors and accomplished in transactions not involving a public offering within the meaning of
          Section 4(2) of the Act.

Item 3. - Defaults Upon Senior Securities

(a)       None

(b) In accordance with the provisions of the 1995 Amended Revolving Credit Agreement and the recently renegotiated new Credit Agreement, the
          Company suspended payment of quarterly dividends on its $21.25 Convertible Exchangeable Preferred Stock ("Senior Preferred Stock") commencing with the dividend that normally would have been declared during December, 1995 through the dividend that would normally have been declared during June, 1997 for a total arrearage of $37.1875 per share (or $3.71875 per depositary share) which aggregates $3,718,750 to date. While these dividends have not been declared or paid, they have been fully accrued in accordance with the "cumulative" feature of the stock.

Item 4. - Submission of Matters to a Vote of Security Holders

(a)       May 15, 1997 - Annual Meeting of Shareholders

(b)       Not applicable

(c) (1) Nominees for Class I Directors as listed in the proxy statement, to hold office for a three year term, expiring in 2000 and until their successors are chosen and qualified, were elected with the following vote:

                                              Number of Votes
                                ------------------------------------------
     Class I Director                For         Against         Abstain
--------------------------      ------------  -------------  -------------
Marshall M. Criser                6,659,957        ---           101,136

Arthur J. Fox, Jr.                6,658,990        ---           102,103

Nancy Hawthorne                   6,658,704        ---           102,389

Michael R. Klein                  6,659,974        ---           101,119


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

          10.2 Perini Corporation Amended and Restated General Incentive Compensation Plan - Exhibit 10.2 to 1991 Form 10-K, as filed.

          10.3      Perini   Corporation   Amended  and  Restated   Construction
                    Business Unit Incentive Compensation Plan - Exhibit 10.3 to 1991 Form 10-K, as filed.

          10.4      Management  Agreement  dated as of January  17,  1997 by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation - Exhibit 10.16 to Form 8-K filed on February 14, 1997.

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









                            Perini Corporation
                            Registrant


Date:  August 14, 1997      /s/ John H. Schwarz
                            -------------------
                            John H. Schwarz, Executive Vice President,
                              Finance and Administration


Date:  August 14, 1997      /s/ Barry R. Blake
                            ------------------
                            Barry R. Blake, Vice President and Controller