Form 10-Q
period 1997-09-30
PERINI CORP
filed 1997-11-14
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997

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

Yes   X     No

At November 13, 1997, 5,157,046 shares of common stock of the registrant were outstanding.

                       PERINI CORPORATION & SUBSIDIARIES
   QUARTERLY REPORT ON FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS




                                                                                           Page Number
                                                                                           -----------
Part I. -         Financial Information:

                  Item 1.  Financial Statements

                               Consolidated Condensed Balance Sheets -                             3
                               September 30, 1997 and December 31, 1996

                               Consolidated Condensed Statements of Income -                       4
                               Three Months and Nine Months ended September 30, 1997
                               and 1996

                               Consolidated Condensed Statements of Cash Flows -                   5
                               Nine Months ended September 30, 1997 and 1996

                               Notes to Consolidated Condensed Financial Statements                6 -  8

                  Item 2.  Management's Discussion and Analysis of the Consolidated                9 - 11
                           Financial Condition and Results of Operations

Part II. -        Other Information:

                  Item 1.  Legal Proceedings                                                      12

                  Item 2.  Changes in Securities                                                  12 - 13

                  Item 3.  Defaults Upon Senior Securities                                        13

                  Item 4.  Submission of Matters to a Vote of Security Holders                    13

                  Item 5.  Other Information                                                      13

                  Item 6.  Exhibits and Reports on Form 8-K                                       13 - 15

                  Signatures                                                                      16

                       PERINI CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
            SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996 (1)
                                 (In Thousands)


                                                        ASSETS
                                                                                    SEPT. 30,              DEC. 31,
                                                                                       1997                  1996
                                                                                 ----------------      ----------------

Cash                                                                             $         17,066      $          9,745
Accounts and Notes Receivable                                                             179,268               188,120
Unbilled Work                                                                              39,835                35,600
Construction Joint Ventures                                                                74,266                78,233
Real Estate Inventory, at the lower of cost or market                                      18,710                37,914
Deferred Tax Asset                                                                          2,150                 3,513
Other Current Assets                                                                        7,639                 1,655
                                                                                 ----------------      ----------------
       Total Current Assets                                                      $        338,934      $        354,780
                                                                                 ----------------      ----------------

Land Held for Sale or Development                                                $         19,210      $         21,520
Investments in and Advances to Real Estate Joint Ventures                                  78,010                71,253
Other                                                                                         ---                    49
                                                                                 ----------------      ----------------
       Total Real Estate Development Investments                                 $        97,220       $         92,822
                                                                                 ----------------      ----------------

Other Assets                                                                     $         4,760       $          5,574
                                                                                 ----------------      ----------------
Property and Equipment, less Accumulated Depreciation of $20,366 in 1997
and $23,013 in 1996                                                              $        10,614       $         11,116
                                                                                 ----------------      ----------------
                                                                                 $       451,528       $        464,292
                                                                                 ================      ================

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Maturities of Long-Term Debt                                             $          6,907      $         16,421
Accounts Payable                                                                          172,142               183,407
Advances from Construction Joint Ventures                                                  17,131                47,544
Deferred Contract Revenue                                                                  21,677                23,841
Accrued Expenses                                                                           39,295                26,823
                                                                                 ----------------      ----------------
       Total Current Liabilities                                                 $        257,152      $        298,036
                                                                                 ----------------      ----------------

Deferred Income Taxes and Other Liabilities                                      $        12,401       $         31,297
                                                                                 ----------------      ----------------

Long-Term Debt, including real estate development debt of $549 in 1997
and $4,287 in 1996                                                               $       108,096       $         96,893
                                                                                 ----------------      ----------------

Minority Interest                                                                $         1,064       $          2,508
                                                                                 ----------------      ----------------

Redeemable Convertible Series B Preferred Stock                                  $        28,862       $            ---
                                                                                 ----------------      ----------------

Stockholders' Equity:
  Preferred Stock                                                                $            100      $            100
  Series A Junior Participating Preferred Stock                                               ---                   ---
  Stock Purchase Warrants                                                                   2,233                   ---
  Common Stock                                                                              5,267                 5,032
  Paid-In Surplus                                                                          54,437                57,080
  Retained Deficit                                                                        (13,545)              (20,666)
  ESOT Related Obligations                                                                 (2,784)               (3,856)
                                                                                 ----------------      ----------------
                                                                                 $         45,708      $         37,690
  Less - Treasury Stock                                                                     1,755                 2,132
                                                                                 ----------------      ----------------
       Total Stockholders' Equity                                                $        43,953       $         35,558
                                                                                 ----------------      ----------------

                                                                                 $       451,528       $        464,292
                                                                                 ================      ================

(1)  Derived from the audited December 31, 1996 financial statements.

The accompanying notes are an integral part of these financial statements.

                      PERINI CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In Thousands, Except Per Share Data)



                                                                THREE MONTHS                             NINE MONTHS
                                                            ENDED SEPTEMBER 30,                      ENDED SEPTEMBER 30,
                                                         1997                  1996               1997                  1996
                                                    ---------------      ---------------    ---------------      ----------------
REVENUES FROM OPERATIONS:

    Construction                                    $       320,711       $      319,645    $       999,879      $        885,398
    Real Estate                                               7,458               21,025             44,433                41,793
                                                    ---------------      ---------------    ---------------      ----------------
        TOTAL REVENUES FROM OPERATIONS              $       328,169       $      340,670    $     1,044,312      $        927,191
                                                    ---------------      ---------------    ---------------      ----------------
COST AND EXPENSES:

    Cost of Operations                              $       314,971       $      327,670    $     1,005,770      $        888,730
    General, Administrative and Selling Expenses              7,207                7,976             22,143                24,632
                                                    ---------------      ---------------    ---------------      ----------------
                                                    $       322,178       $      335,646    $     1,027,913      $        913,362
                                                    ---------------      ---------------    ---------------      ----------------
INCOME FROM OPERATIONS                              $         5,991       $        5,024    $        16,399      $         13,829

    Other Income (Expense), Net                                (233)                 (13)            (1,158)                 (382)
    Interest Expense                                         (2,611)              (2,590)            (7,670)               (7,065)
                                                    ---------------      ---------------    ---------------      ----------------
Income Before Income Taxes                          $         3,147       $        2,421    $         7,571      $          6,382

    (Provision) Benefit for Income Taxes (Note 2)              (220)                (110)              (450)                 (560)
                                                    ---------------      ---------------    ---------------      ----------------
NET INCOME                                          $         2,927       $        2,311    $         7,121      $          5,822
                                                    ===============      ===============    ===============      ================


EARNINGS PER COMMON SHARE (Note 3)                  $          0.30       $         0.37    $          0.64      $           0.88
                                                    ===============      ===============    ===============      ================
DIVIDENDS PER COMMON SHARE (Note 4)                 $           ---       $          ---    $           ---      $            ---
                                                    ===============      ===============    ===============      ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 3)       5,157,046            4,847,187          5,030,093             4,785,264
                                                    ===============      ===============    ===============      ================

The accompanying notes are an integral part of these financial statements.

                       PERINI CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (In Thousands)

                                                                                                  NINE MONTHS
                                                                                                 ENDED SEPT 30,
                                                                                            1997                1996
                                                                                       --------------      --------------
Cash Flows from Operating Activities:
Net Income                                                                             $        7,121      $        5,822
Adjustments to reconcile net income to net cash provided from operating activities:
  Depreciation and amortization                                                                 2,073               1,938
  Noncurrent deferred taxes and other liabilities                                             (18,896)              6,447
  Distributions greater than earnings of joint ventures and affiliates                          2,829               2,820
  Cash provided from (used by) changes in components of working capital other
    than cash, notes payable and current maturities of long-term debt                         (32,997)            (46,894)
  Sale of interest in real estate joint ventures                                               19,856                 ---
  Real estate development investments other than joint ventures                                 2,630               1,286
  Other non-cash items, net                                                                    (1,800)             (1,103)
                                                                                       --------------      --------------

    NET CASH USED BY OPERATING ACTIVITIES                                              $      (19,184)     $      (29,684)
                                                                                       --------------      --------------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment                                         $          733      $        1,551
  Cash distributions of capital from unconsolidated joint ventures                              5,630               6,732
  Acquisition of property and equipment                                                        (1,181)             (1,225)
  Improvements to land held for sale or development                                              (334)               (397)
  Improvements to real estate properties used in operations                                       ---                (120)
  Capital contributions to unconsolidated joint ventures                                       (4,271)            (14,654)
  Advances to real estate joint ventures, net                                                  (7,700)             (5,706)
  Investments in other activities                                                                 768              (2,158)
                                                                                       --------------      --------------

    NET CASH USED BY INVESTING ACTIVITIES                                              $       (6,355)     $      (15,977)
                                                                                       --------------      --------------

Cash Flows from Financing Activities:
  Series B preferred stock issued, net                                                 $       26,558      $          ---
  Proceeds of long-term debt                                                                   17,885              32,355
  Repayment of long-term debt                                                                 (13,449)             (1,997)
  Common stock issued                                                                           1,701                 ---
  Treasury stock issued                                                                           165               1,139
                                                                                       --------------      --------------

    NET CASH PROVIDED FROM FINANCING ACTIVITIES                                        $       32,860      $       31,497
                                                                                       --------------      --------------

Net Increase (Decrease) in Cash                                                        $        7,321      $      (14,164)

Cash at Beginning of Year                                                                       9,745              29,059
                                                                                       --------------      --------------

Cash at End of Period                                                                  $       17,066      $       14,895
                                                                                       ==============      ==============


Supplemental Disclosures of Cash paid during the period for:

     Interest                                                                          $        7,580      $        6,717
                                                                                       ==============      ==============
     Income tax payments                                                               $          349      $          201
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

        The Financial Accounting Standards Board has issued Statement No. 128 Earnings per Share. The Company will implement the provisions of the Statement for the year ending December 31, 1997. The Statement requires replacement of primary earnings per shares (EPS) with basic EPS, which is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS, which gives effect to all dilutive potential common shares outstanding, will still be required. All prior-period EPS data presented shall be restated. The EPS amounts shown on the Company's consolidated statement of operations for the three month and nine month periods ended September 30, 1997 and September 30, 1996 are the equivalents of basic EPS. Diluted EPS are not required (see Note 3 below).

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

(3)     Per Share Data

        Computations of earnings per common share amounts are based on the weighted average number of the Company's common shares outstanding during the periods presented. Earnings available for common shares are calculated as follows (in thousands):


                                                                Three Months Ended                   Nine Months Ended
                                                                  September 30,                        September 30,
                                                          ------------------------------       ------------------------------
                                                              1997              1996               1997              1996
                                                          ------------      ------------       ------------      ------------
Net Income                                                $     2,927       $     2,311        $     7,121       $     5,822
                                                          ------------      ------------       ------------      ------------
Less:

  Accrued dividends on Senior Preferred Stock             $      (531)      $      (531)       $    (1,592)      $    (1,592)

  Dividends declared on Series B Preferred Stock                 (782)               ---            (2,028)               ---

  Accretion deduction required to reinstate
  mandatory redemption value of Series B
  Preferred Stock over a period of 8-10 years                     (95)               ---              (279)               ---
                                                          ------------      ------------       ------------      ------------
                                                          $    (1,408)      $      (531)       $    (3,899)      $    (1,592)
                                                          ------------      ------------       ------------      ------------
Earnings Available for Common Shares                      $     1,519       $     1,780        $     3,222       $     4,230
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

        As previously disclosed, in conjunction with the covenants of the Company's Amended Revolving Credit Agreement as well as the New Credit Agreement, effective January 17, 1997, the Company is required to suspend the payment of quarterly dividends on its $21.25 preferred stock (equivalent to $2.125 per depositary share) ("Senior Preferred Stock") until certain financial criteria are met. Therefore, the dividends on the Senior Preferred Stock have not been declared since 1995 (although they have been fully accrued due to the "cumulative" feature of the Senior Preferred Stock). The aggregate amount of dividends in arrears is approximately $4,250,000 at September 30, 1997, which represents approximately $42.50 per share of Preferred Stock or approximately $4.25 per depositary share.

                       PERINI CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


        In-kind dividends (based on an annual rate of 10%) were paid on the Series B Preferred Stock as follows:

                                                                                Payment
                                                                ---------------------------------------
                                                                    Series B              At $200.00
       Record Date                     Payment Date                  Shares               per Share
--------------------------      --------------------------      ----------------       ----------------
March 1, 1997                   March 17, 1997                             2,419       $       483,815
June 1, 1997                    June 16, 1997                              3,814       $       762,846
September 2, 1997               September 15, 1997                         3,910       $       781,916

 (5)    Basis of Presentation

        The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1997 and results of operations and cash flows for the nine month periods ended September 30, 1997 and 1996. The results of operations for the nine month period ended September 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997, because the Company's results generally consist of a limited number of large transactions in both construction and real estate. Therefore, such results can vary depending on the timing of transactions and the profitability of projects being reported.

(6)     New Equity and New Credit Agreement

        As disclosed in Note 14 to the Company's financial statements included in the Company's Form 10-K for the year ended December 31, 1996, on January 17, 1997, the Company's stockholders approved two proposals that allowed the Company to close its new equity transaction and receive net proceeds of approximately $27 million. Concurrent with the closing of the equity transaction, the Company entered into a new renegotiated Revolving Credit Agreement.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS


Results of Operations
---------------------

     Comparison of the Third Quarter of 1997 with the Third Quarter of 1996

Revenues  decreased  $12.5  million (or 3.7%),  from  $340.7  million in 1996 to
$328.2  million  in  1997.  While  total   construction   revenues  remained  at
approximately $320 million during both 1997 and 1996, real estate revenues decreased by $13.5 million (or 64%), from $21.0 million in 1996 to $7.5 million in 1997 primarily due to less revenues from The Resort at Squaw Creek which was sold during the second quarter of 1997. Increases in construction revenues due to the timing in the start-up of certain fast track hotel/casino projects in the Western United States and the impact of several large infrastructure projects in the Metropolitan New York area were offset by decreases in revenues from the Midwest area due primarily to the two divisions which the Company is in the process of phasing out.

While the gross profit from construction operations remained at approximately $13 million during both 1997 and 1996, the gross profit from real estate operations increased by $.5 million, from a loss of $.2 million in 1996 to a profit of $.3 million in 1997 due primarily to improved operating performance from certain properties in the Southwest. Increased gross profit from construction operations related to the revenue increases referred to above were offset by additional losses incurred on the closeout of certain projects in the Midwest including those related to the two divisions which the Company is in the process of phasing out.

The decrease in general, administrative and selling expenses of $.8 million (or 10%), from $8 million in 1996 to $7.2 million in 1997, resulted primarily from phasing out of two divisions in the Midwest.

The lower than normal tax rate in 1997 and 1996 is due to the realization of a portion of the Federal tax benefit resulting from the operating loss recorded in prior years, because of certain accounting limitations.


  Comparison of the Nine Months Ended September 30, 1997 with the Nine Months
                               Ended September 30, 1996

        Revenues increased $117.1 million (or 12.6 %), from $927.2 million in 1996 to $1,044.3 billion in 1997. This increase resulted from increased construction revenues of $114.5 million (or 12.9%), from $885.4 million in 1996 to $999.9 million in 1997, due primarily to an increase in revenues from building construction operations of $99.5 million (or 16.4 %), from $606.6 million in 1996 to $706.1 million in 1997, as well as an increase in revenues from civil construction operations of $15.0 million (or 5.4%), from $278.8 million in 1996 to $293.8 million in 1997. These revenue fluctuations reflect the timing in the start- up of new construction projects, in particular several fast track hotel/casino projects in the Western United States, several prison/detention and medical facilities projects in the northeastern United States, and several long-term infrastructure rehabilitation projects in the metropolitan New York, Boston and Los Angeles areas. Revenues from real estate operations increased $2.6 million, from $41.8 million in 1996 to $44.4 million in 1997 because of revenues related to the sale of the Company's interest in The Resort at Squaw Creek.

In spite of the increase in revenues described above, total gross profit remained the same at approximately $38.5 million. The gross loss from real estate operations remained at approximately $.5 million. In spite of the increase in construction revenues referred to above, the overall gross profit remained the same at approximately $39.0 million since the increased profits related to revenue increases were offset by losses incurred in closing out work in two Midwest divisions, which the Company is in the process of phasing out, and an increase in the estimated loss on the completion of a large tunnel project in the Midwest.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                   (Continued)

General, administrative and selling expenses decreased by $2.5 million (or 10 %), from $24.6 million in 1996 to $22.1 million in 1997 primarily due to the phasing out of two divisions in the Midwest.

Other income (expense) net increased $.8 million, from a net expense of $.3 million in 1996 to a net expense of $1.1 million in 1997 due primarily to increased amortization of deferred debt expense related to the new credit agreement.

Interest expense increased by $.6 million (or 9%), from $7.1 million in 1996 to $7.7 million in 1997 due to a higher average level of borrowings during 1997 as well as higher effective interest rates.

The lower than normal tax rate in 1997 is due to the utilization of tax loss carry forwards from prior years. Because of certain accounting limitations, the Company was not able to recognize a portion of the tax benefit related to the operating losses experienced in fiscal 1996 and 1995.

Financial Condition
-------------------

Working capital increased $25.0 million, from $56.7 million at the end of 1996 to $81.7 million at September 30, 1997 primarily as a result of increased borrowings under the Company's Revolving Credit Agreement. The current ratio increased from 1.19 to 1 to 1.32 to 1 during this same period.

During the first nine months of 1997, the Company generated $32.8 million in cash from financing activities, primarily from the $26.6 million in net proceeds from the sale of the Series B Preferred Stock. These funds, as well as the cash generated from the sale of the Company's interest in The Resort at Squaw Creek, were used to fund operating activities of $19.2 million, investment activities of $6.3 million, primarily advances to real estate joint ventures, and to increase cash on hand by $7.3 million.

Long term debt at September 30, 1997 was $108.1 million, an increase of $11.2 million from December 31, 1996. The long-term debt to equity ratio at September 30, 1997 was 2.46 to 1, compared to 2.72 to 1 at December 31, 1996.

In addition, in connection with Rincon Center, a mixed-use development in San Francisco, Perini Land and Development Company ("PL&D"), the Company's real estate subsidiary, continued discussions with parties including the Master Lessor and Lenders toward reaching agreement on the replacement or extension of various financings which mature in 1998. In October, the Lender provided a short-term extension on one segment of that financing to facilitate continued discussions. PL&D, in turn, provided a $3.7 million unscheduled paydown of loan principal through the calling of a Letter of Credit it had provided as collateral for the loan. The $3.7 million was funded through short-term borrowings.

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

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                   (Continued)

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

Looking ahead, we must consider the Company's construction backlog and remaining portfolio of real estate projects. The overall construction backlog at September 30, 1997 was a $1.4 billion, which represented a 5% decrease over the backlog at December 31, 1996. While approximately 51% of the current backlog relates to building construction projects, which generally represent lower risk and lower margin work, approximately 49% of the current backlog relates to civil construction projects, which generally represent higher risk, but correspondingly higher margin work.

The Company's strategic plan to generate up to $30 million in short-term liquidity from certain of its real estate properties, through accelerated sales, is proceeding according to plan.

PART II. - OTHER INFORMATION

Item 1. - Legal Proceedings
---------------------------

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

Item 2. - Changes in Securities
-------------------------------

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

Item 3. - Defaults Upon Senior Securities
-----------------------------------------

(a)              None

(b) In accordance with the provisions of the 1995 Amended Revolving Credit Agreement and the recently renegotiated new Credit Agreement, the Company suspended payment of quarterly dividends on its $21.25 Convertible Exchangeable Preferred Stock ("Senior Preferred Stock") commencing with the dividend that normally would have been declared during December, 1995 through the dividend that would normally have been declared during September, 1997 for a total arrearage of $42.50 per share (or $4.25 per depositary share) which aggregates $4,250,000 to date. While these dividends have not been declared or paid, they have been fully accrued in accordance with the "cumulative" feature of the stock.

Item 4. - Submission of Matters to a Vote of Security Holders - None
--------------------------------------------------------------------

Item 5. - Other Information - None
----------------------------------

Item 6. - Exhibits and Reports on Form 8-K
------------------------------------------

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

                       4.8 Certificate of Vote of Directors Establishing a Series of Preferred Stock determining the relative rights and preferences of the Series B Cumulative Convertible Preferred Stock, dated January 16, 1997 - Exhibit 4.8 to Form 8-K filed on February 14, 1997.

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

                       10.5 Amended and Restated Credit Agreement dated as of January 17, 1997 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank, as Co-Agent - Exhibit 10.17 to Form 10-K filed March 31, 1997.

                       Filed herewith:

                       10.6 Amendment No. 1 as of November 10, 1997 to the Amended and Restated Credit Agreement dated as of January 17, 1997 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank of Massachusetts, as Co-Agent - filed herewith.

(b)     None

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                               Perini Corporation
                               Registrant


Date:  November 14, 1997       /s/ John H. Schwarz
                               John H. Schwarz, Executive Vice President,
                                 Finance and Administration


Date:  November 14, 1997       /s/ Barry R. Blake
                               Barry R. Blake, Vice President and Controller