Form 10-K
period 1997-12-31
PERINI CORP
filed 1998-03-30
CIK 77543

FORM 10-K
Securities and Exchange Commission                    Commission File No. 1-6314
Washington, DC  20549
--------------------------------------------------------------------------------
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934. For the fiscal year ended December 31, 1997 [ ] Transition Report Pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934
--------------------------------------------------------------------------------
For the transition period from __________ to ____________ Perini Corporation (Exact name of registrant as specified in its charter)

Massachusetts                                  04-1717070
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
--------------------------------------------------------------------------------

The aggregate market value of voting Common Stock held by nonaffiliates of the registrant is $35,463,300 as of February 27, 1998. The Company does not have any non-voting Common Stock.

The number of shares of Common Stock, $1.00 par value per share, outstanding at February 27, 1998 is 5,157,046.
--------------------------------------------------------------------------------

Documents Incorporated by Reference
Portions of the annual proxy statement for the year ended December 31, 1997 are incorporated by reference into Part III.

                               PERINI CORPORATION

                             INDEX TO ANNUAL REPORT

                                  ON FORM 10-K

                                                                                                           PAGE
                                                                                                           ----
PART I
------
Item 1:               Business                                                                            2 - 12

Item 2:               Properties                                                                         12

Item 3:               Legal Proceedings                                                                  13

Item 4:               Submission of Matters to a Vote of Security Holders                                13

PART II
-------
Item 5:               Market for the Registrant's Common Stock and Related                               13
                        Stockholder Matters

Item 6:               Selected Financial Data                                                            14

Item 7:               Management's Discussion and Analysis of Financial                                  15 - 20
                        Condition and Results of Operations

Item 8:               Financial Statements and Supplementary Data                                        20

Item 9:               Disagreements on Accounting and Financial Disclosure                               20

PART III
--------
Item 10:              Directors and Executive Officers of the Registrant                                 21 - 22

Item 11:              Executive Compensation                                                             22

Item 12:              Security Ownership of Certain Beneficial Owners and                                22
                        Management

Item 13:              Certain Relationships and Related Transactions                                     22

PART IV
-------
Item 14:              Exhibits, Financial Statement Schedules and Reports on                             23
                        Form 8-K

Signatures                                                                                               24


                                     PART I.


ITEM 1.   BUSINESS
------------------

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

         Information on lines of business and foreign business is included under the following captions of this Annual Report on Form 10-K for the year ended December 31, 1997.

                                                                                                  Annual Report
                                                                                                  On Form 10-K
                                          Caption                                                  Page Number
                                          -------                                                  -----------
Selected Consolidated Financial Information                                                          Page 14

Management's Discussion and Analysis                                                              Pages 15 - 20

Footnote 13 to the Consolidated Financial Statements, entitled Business Segments and              Pages 48 - 50
Foreign Operations


         While the "Selected Consolidated Financial Information" presents certain lines of business information for purposes of consistency of presentation for the five years ended December 31, 1997, additional information (business segment and foreign operations) required by Statement of Financial Accounting Standards No. 14 for the three years ended December 31, 1997 is included in Note 13 to the Consolidated Financial Statements.

         A summary of revenues by product line for the three years ended December 31, 1997 is as follows:

                                                         Revenues (in thousands)
                                                         Year Ended December 31,
                                             -----------------------------------------------
                                                         1997            1996           1995
                                                         ----            ----           ----
Construction:
  Building                                      $     888,809   $     834,888  $     748,412
  Heavy                                               387,224         389,540        308,261
                                               --------------  -------------- --------------
    Total Construction Revenues                 $   1,276,033   $   1,224,428  $   1,056,673
                                               --------------  -------------- --------------
Real Estate:
  Sales of Real Estate                          $      22,423   $       7,639  $      10,738
  Building Rentals                                      9,481          19,446         16,799
  Interest Income                                      12,347          14,406         12,396
  All Other                                             4,207           4,365          4,462
                                               --------------  -------------- --------------
    Total Real Estate Revenues                 $       48,458   $      45,856  $      44,395
                                               --------------  -------------- --------------

      Total Revenues                           $    1,324,491   $   1,270,284  $   1,101,068
                                               ==============  ==============  =============



Construction

         The general contracting and construction management services provided by the Company consist of planning and scheduling the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract. The Company was engaged in over 160 construction projects in the United States and overseas during 1997. The Company has two principal construction operations: building and civil.

         The civil operation undertakes large heavy construction projects throughout the United States, with current emphasis on major metropolitan areas such as Boston, New York City, Chicago and Los Angeles. The civil operation performs construction and rehabilitation of highways, subways, tunnels, dams, bridges, airports, marine projects, piers and waste water treatment facilities. The Company has been active in civil operations since 1894, and believes that it has particular expertise in large and complex projects. The Company believes that infrastructure rehabilitation is, and will continue to be, a significant market in the late 1990's and beyond.

         The building operation provides its services through regional offices located in several metropolitan areas: Boston and Philadelphia, serving New England and the Mid-Atlantic area; Detroit, operating in Michigan and the Midwest region; and Phoenix and Las Vegas, serving Arizona, Nevada and California. In 1992, the Company combined its building operations into a new wholly-owned subsidiary, Perini Building Company, Inc. This new company combines substantial resources and expertise to better serve clients within the building construction market, and enhances Perini's name recognition in this market. The Company undertakes a broad range of building construction projects including hotels, casinos, health care, correctional facilities, sports complexes, residential, commercial, civic, cultural and educational facilities.

         Perini Management Services, Inc. (formerly Perini International Corporation), a wholly-owned subsidiary, provides a broad range of both civil and building construction services to U.S. government agencies in the U.S. and selected overseas locations, funded primarily in U.S. dollars. In selected situations, it pursues other work internationally.

                              Construction Strategy

         The  Company  plans  to  continue  to  increase  the  amount  of  civil construction work it performs because of the relatively higher margin opportunities available from such work. The Company believes the best opportunities for growth in the coming years are in the urban infrastructure market, particularly in Boston, metropolitan New York, Los Angeles and other major cities where it has a significant presence, and in other large, complex projects. The Company's strategy in building construction is to maximize profit margins; to take advantage of certain market niches; and to expand into new markets compatible with its expertise. Internally, the Company plans to continue both to strengthen its management through management development and job rotation programs, and to improve efficiency through strict attention to the control of overhead expenses and implementation of improved project management systems. Finally, the Company continues to expand its expertise to assist public owners to develop necessary facilities through creative public/private ventures.

         During 1996, the Company also adopted a plan to enhance the profitability of its construction operations by emphasizing gross margin and bottom line improvement ahead of top line revenue growth. This plan calls for the Company to focus its financial and human resources on construction operations which are consistently profitable and to de-emphasize marginal business units. During 1997, the Company closed or downsized and refocused four business units and combined its two remaining civil construction entities (U.S. Heavy and Metropolitan New York divisions) under a consolidated management structure named "Perini Civil".

                                     Backlog

         As of December 31, 1997 the Company's construction backlog was $1.31 billion compared to backlogs of $1.52 billion and $1.53 billion as of December 31, 1996 and 1995, respectively.

                                                          Backlog (in thousands) as of December 31,
                                  -----------------------------------------------------------------------------------------
                                                          1997                          1996                           1995
                                                          ----                          ----                           ----
Northeast                               $   574,779         44%       $   643,114         42%        $   749,017         49%
Mid-Atlantic                                 97,212          7            113,289          8             179,324         12
Southeast                                    46,629          4             56,925          4              33,223          2
Midwest                                      26,130          2             97,954          6             325,055         21
Southwest                                   481,068         37            425,901         28              94,725          6
West                                         28,707          2            139,079          9             134,259          9
Foreign                                      54,929          4             41,438          3              18,919          1
                                      -------------   --------      -------------   --------       -------------      -----
  Total                                 $ 1,309,454        100%       $ 1,517,700        100%        $ 1,534,522       100%
                                      =============   ========      =============   ========       =============      =====

         The Company includes a construction project in its backlog at such time as a contract is awarded or a firm letter of commitment is obtained. As a result, the backlog figures are firm, subject only to the cancellation provisions contained in the various contracts. The Company estimates that approximately $536 million of its backlog will not be completed in 1998.

         The Company's backlog in the Northeast region of the United States remains strong because of its ability to meet the needs of the growing infrastructure construction and rehabilitation market in this region, particularly in the metropolitan Boston and New York City areas. The continued increase in backlog in the Southwest region is indicative of the increased demand by the hotel-casino market in Nevada, while the decrease in backlog in the Midwest is due, in part, to a downsizing or closing of certain unprofitable business units. Other fluctuations in backlog are viewed by management as transitory.

                               Types of Contracts

         The four general types of contracts in current use in the construction industry are:

o Fixed price contracts ("FP"), which include unit price contracts, usually transfer more risk to the contractor but offer the opportunity, under favorable circumstances, for greater profits. With the Company's increasing move into publicly bid civil construction projects, the percentage of fixed price contracts continue to represent the major portion of the backlog.

o Cost-plus-fixed-fee or award fee contracts ("CPFF") which provide greater safety for the contractor from a financial standpoint but limit profits.

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

         Historically, a high percentage of company contracts have been of the fixed price type. Construction management contracts remain a relatively small percentage of company contracts. A summary of revenues and backlog by type of contract for the most recent three years follows:

       Revenues - Year Ended
           December 31,                                            Backlog As Of December 31,
-----------------------------------                          -------------------------------------
       1997       1996         1995                                 1997         1996         1995
       ----       ----         ----                                 ----         ----         ----
        58%        59%          67%   Fixed Price                    53%          62%          74%
        42         41           33    CPFF, GMP or CM                47           38           26
    -------    -------      -------                              -------      -------         ----
       100%       100%         100%                                 100%         100%         100%
    =======    =======      =======                              =======      =======         ====

                                     Clients

        During 1997, the Company was active in the building, civil and international construction markets. The Company performed work for over 120 federal, state and local governmental agencies or authorities and private customers during 1997. No material part of the Company's business is dependent upon a single or limited number of private customers; the loss of any one of which would not have a materially adverse effect on the Company. As illustrated in the following table, the Company continues to serve a significant number of private owners. During the period 1995-1997, the portion of construction revenues derived from contracts with various governmental agencies remains relatively constant at 51% in 1997, 52% in 1996 and 56% in 1995.

                            Revenues by Client Source


                                                 Year Ended December 31,
                                           -----------------------------------
                                                   1997        1996       1995
                                                   ----        ----       ----
Private Owners                                      49%         48%        44%
Federal Governmental Agencies                        5           5          8
State, Local and Foreign Governments                46          47         48
                                                   ----        ----       ----
                                                   100%        100%       100%
                                                   ====        ====       ====

All Federal government contracts are subject to termination provisions, but as shown in the table above, the Company does not have a material amount of such contracts.

                                     General

        The construction business is highly competitive. Competition is based primarily on price, reputation for on time completion, quality, reliability and financial strength of the contractor. While the Company experiences a great deal of competition from other large general contractors, some of which may be larger with greater financial resources than the Company, as well as from a number of smaller local contractors, it believes it has sufficient technical, managerial and financial resources to be competitive in each of its major market areas.

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

         While the Company's construction business may experience some adverse consequences if shortages develop or if prices for materials, labor or equipment increase excessively, provisions in certain types of contracts often shift all or a major portion of any adverse impact to the customer. On fixed price type contracts, the Company attempts to insulate itself from the unfavorable effects of inflation by incorporating escalating wage and price assumptions, where appropriate, into its construction bids. Gasoline, diesel fuel and other materials used in the Company's construction activities are generally available locally from multiple sources and have been in adequate supply during recent years. Construction work in selected overseas areas primarily employs expatriate and local labor which can usually be obtained as required. The Company does not anticipate any significant impact in 1998 from material and/or labor shortages or price increases.

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

        The Company has minimal exposure to environmental liability as a result of the activities of Perini Environmental Services, Inc. ("Perini Environmental"), a wholly-owned subsidiary of the Company that was phased out during 1997. Perini Environmental provided hazardous waste engineering and construction services to both private clients and public agencies nationwide. Perini Environmental was responsible for compliance with applicable laws in connection with its clean up activities and bore the risk associated with handling such materials. In addition to strict procedural guidelines for conduct of this work, the Company and Perini Environmental generally carry insurance or receive satisfactory indemnification from customers to cover the risks associated with this business. The Company also owns real estate in seven states and as an owner, is subject to laws governing environmental responsibility and liability based on ownership. The Company is not aware of any environmental liability associated with its ownership of real estate property.

        The Company has been subjected to a number of claims from former employees of subcontractors regarding exposure to asbestos on the Company's projects. None of the claims have been material. The Company also operates construction machinery in its business and will, depending on the project or the ease of access to fuel for such machinery, install fuel tanks for use on-site. Such tanks run the risk of leaking hazardous fluids into the environment. The Company, however, is not aware of any emissions associated with such tanks or of any other significant environmental liability associated with its construction operations or any of its corporate activities.

        Progress on projects in certain areas may be delayed by weather conditions depending on the type of project, stage of completion and severity of the weather. Such delays, if they occur, may result in more volatile quarterly operating results due to less progress than anticipated being achieved on projects.

        In the normal course of business, the Company periodically evaluates its existing construction markets and seeks to identify any growing markets where it feels it has the expertise and management capability to successfully compete or withdraw from markets which are no longer economically attractive, which it did during 1997 with two construction divisions in the Midwest and Perini Environmental referred to above.

Real Estate

        The Company's real estate development operations are conducted by Perini Land & Development Company ("PL&D"), a wholly owned subsidiary, which has been involved in real estate development since the early 1950's. PL&D has traditionally engaged in real estate development in Arizona, California, Florida, Georgia and Massachusetts.

        In late 1996, PL&D changed its strategy on certain of its properties from maximizing value by holding them through the necessary development and stabilization periods to a new strategy of generating short-term liquidity through an accelerated disposition or bulk sale. This change in strategy substantially reduced the estimated future cash flow from these properties. Therefore, an impairment loss on those properties resulted in PL&D recording a non-cash charge in an aggregate amount of approximately $80 million as of December 31, 1996, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". An estimated allocation of the write-down, by geographic areas, was California ($59 million), Arizona ($18 million), and Florida ($3 million).

        In early 1998, in its capacity as managing general partner of Rincon Center Associates ("RCA"), a joint venture which owns Rincon Center, a mixed-use property in San Francisco (see Real Estate Properties below), PL&D reached a preliminary agreement, subject to various approvals and further negotiations, with regard to the refinancing of the obligations on the project. If the preliminary agreement is implemented, it is expected that RCA may lose all or most of its beneficial interest in Rincon Center Phase I. In anticipation of the completion of this transaction, a reserve of $17.2 million against the potential write-off of a note receivable and other assets related to the Phase I portion of the project was taken by RCA at December 31, 1997. PL&D's share of that reserve is $7.8 million, which has been charged to existing reserves it carries on the project. Based on a current net realizable value analysis, the Company's investment in RCA will be recoverable from the full development and disposition of the remaining segments of the property. If the preliminary refinancing agreement is completed as currently proposed, all guarantees provided by RCA, its partners and the Company, under the existing master lease covering Rincon Phase I, would be released at that time in association with the termination of the master lease.

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

                              Real Estate Strategy

        Since 1990, PL&D has taken a number of steps to reduce the size of its operations. In early 1990, all new real estate investment was suspended pending market improvement, all but critical capital expenditures were curtailed on on-going projects, and PL&D's work force was substantially reduced. Certain project loans were extended, with such extensions usually requiring pay downs and increased annual amortization of the remaining loan balance. Since that time, PL&D has operated with a further reduced staff and has adjusted its activity to meet the demands of the market. PL&D currently has offices in Arizona, Georgia and Massachusetts.

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

                             Real Estate Properties

        The following is a description of the Company's major development projects and properties by geographic area:

                                     Florida

        West  Palm  Beach  and Palm  Beach  County - At  Metrocentre,  a 51-acre commercial/office park which provides for 570,500 square feet of mixed commercial uses at the intersection of Interstate 95 and 45th Street in West Palm Beach, no property was sold in 1997. The park consists of 17 parcels, of which 5 acres currently remain unsold.

                                  Massachusetts

         Perini Land and Development or Paramount Development Associates, Inc. ("Paramount"), a wholly-owned subsidiary of PL&D, own the following projects:

        Raynham Woods Commerce Center, Raynham - In 1987, Paramount acquired a 409-acre site located in Raynham, Massachusetts. During 1988, Paramount completed infrastructure work on a major portion of the site (330 acres) which is being developed as a mixed use corporate campus style park known as "Raynham Woods Commerce Center". From 1989 through 1995, Paramount sold an aggregate of 56 acres to various users, including the division of a major U.S. company for use as its headquarters, to a developer who was working with a major national retailer for a retail site, and to a major insurance company. In 1990, Paramount built two commercial buildings in the park which are currently approximately 95% occupied. The park is planned to eventually contain 2.5 million square feet of office, R&D, light industrial and mixed commercial space. No sales were closed in 1997. However, a sale of the two commercial buildings is under contract and expected to close in early 1998.

        Easton Business Center, Easton - In 1989, Paramount acquired a 40-acre site in Easton, Massachusetts, which already had been partially developed. Paramount completed the work and is currently marketing the site to commercial/industrial users. No sales were closed in 1997.

        Wareham - In early 1990, Paramount acquired an 18.9-acre parcel of land at the junction of Routes 495 and 58 in Wareham, Massachusetts. The property is being marketed to both retail and commercial/industrial users. No sales were closed in 1997.

                                     Georgia

        The Villages at Lake Ridge, Clayton County - During 1987, PL&D (49%) entered into a joint venture with 138 Joint Venture partners to develop a 348-acre planned commercial and residential community in Clayton County called "The Villages at Lake Ridge," six miles south of Atlanta's Hartsfield
International Airport. The development plan calls for mixed residential densities of apartments and moderate priced single-family homes totaling 1,158 dwelling units in the residential tracts, plus 220,000 square feet of retail and 220,000 square feet of office space in the commercial tracts. Since its acquisition, the joint venture has put in a substantial portion of the infrastructure, all of the recreational amenities, and through 1996 had sold 293 single family lots to builders , along with a 13.6 acre tract designed for 52 lots, a 16-acre parcel for use as an elementary school and developed a 278 unit apartment complex which it later sold to a third party buyer. In 1997 the joint venture sold an additional 19 lots to builders, an 8.7 acre tract designed for 36 lots and 2.9 acres of commercial property.

                                   California

        Rincon Center, San Francisco - Major construction on this mixed-use project in downtown San Francisco was completed in 1989. The project, constructed in two phases, consists of 320 residential units, approximately 423,000 square feet of office space, 63,000 square feet of retail space, and a 700-space parking garage. Following its completion in 1988, the first phase of the project was sold and leased back by the developing partnership. The first phase consists of about 223,000 square feet of office space and 42,000 square feet of retail space. The Phase I office space is 100% leased with the regional telephone directory company as the major tenant on a lease which runs to 2002. The retail space is currently 97% leased. Phase II of the project, which began operations in late 1989, consists of approximately 200,000 square feet of office space, 21,000 square feet of retail space, a 14,000 square foot U.S. postal facility, and 320 apartment units. Currently, 100% of the office space, 70% of the retail space and 98% of the 320 residential unit are leased. The major tenant in the office space in Phase II is a large national insurance company which occupies 173,000 square feet. PL&D currently holds a 46% interest in, and is managing general partner of, the partnership which developed the project. The land related to this project is being leased from the U.S. Postal Service under a ground lease which expires in 2050.

        Two major loans on this property, in aggregate totaling over $75 million, were scheduled to mature in 1993. During 1993, both loans were extended for five additional years. To extend these loans, PL&D provided approximately $6 million in new funds which were used to reduce the principal balances of the loans. Between 1993 and 1998, PL&D has continued to provide funding used to further amortize these loans. Both loans mature again in 1998. In late 1997, as part of the agreement to extend the letter of credit which supports the tax exempt bonds, PL&D allowed the lender to call the $3.65 million letter of credit provided as support for the Rincon Phase II commercial loan and apply the proceeds against the commercial loan balance. Rincon Center Associates has reached a preliminary agreement for the restructure of the Rincon financing which will , if completed, extend the Rincon Center Phase II loans until late 2000. As part of the restructure, Rincon Center Associates would be required to make additional principal and interest payments early in 1998 and relinquish all or most of its economic interest in Rincon Center Phase I, such relinquished interests being derived from the terms of the master lease documents which would be terminated at the closing of the transaction. Based on Company forecasts, PL&D may be required to contribute as much as $7.2 million in 1998. However, based on the completion of the refinancing, the cash flow expectations for the property after 1998 are significantly improved from prior years.

        In addition to the project financing and guarantees disclosed in Note 11 to Notes to Consolidated Financial Statements, the Company has advanced approximately $89.2 million to the partnership through December 31, 1997, of which approximately $7.1 million was advanced during 1997, primarily to pay down some of the principal portion of project debt which was renegotiated during 1993. During 1993 PL&D agreed, if necessary, to lend Pacific Gateway Properties
(PGP), the other General Partner in the project, funds to meet its 20% share of cash calls. In return, PL&D receives a priority return from the partnership on those funds and penalty fees in the form of rights to certain distributions due PGP by the partnership controlling Rincon. From 1993-1997, PL&D advanced $5.4 million under this agreement, primarily to meet the principal payment obligations of the loan extensions described above. These funds advanced as loans to PGP are in addition to the advances described above.

        The interest rates on much of the debt financing covering Rincon Center are variable based on various rate indices. With the exception of approximately $14 million of the financing, none of the debt has been hedged or capped and is subject to market fluctuations. From time to time, the Company reviews the costs and anticipated benefits from hedging Rincon Center's interest rate commitments. Based on current costs to further hedge rate increases and market conditions, the Company has elected not to provide any additional hedges at this time.

        As part of the Rincon Center Phase I sale and operating lease-back transaction, the lease provides that if an additional financial commitment to replace at least $33 million of long-term financing has not been arranged by January 1, 1998, the lessee will be deemed to have made an offer to purchase the property for a stipulated amount of approximately $18.8 million in excess of the then outstanding debt. An arrangement has been made to delay this event to allow the parties to arrange for the financial restructuring as described above.

        The Resort at Squaw Creek - Early in 1997, PL&D signed a letter of intent to sell its interest in the joint venture through which the Company held its ownership interest in the Resort. Based on the proposed transaction, the Company took a write down on this project of approximately $57 million at the end of 1996. The transaction closed in the second quarter of 1997.

        Corte Madera, Marin County - After many years of intensive planning, PL&D obtained approval for a 151 single-family home residential development on its 85-acre site in Corte Madera and, in 1991, was successful in gaining water rights for the property. In 1992, PL&D initiated development on the site which was continued into 1993. This development is one of the last remaining in-fill areas in southern Marin County. In 1993, when PL&D decided to scale back its operations in California, it also decided to sell this development in a transaction which closed in early 1994. The transaction calls for PL&D to get the majority of its funds from the sale of residential units or upon the sixth anniversary of the sale whichever takes place first, and, although indemnified, to leave in place certain bonds and other assurances previously given to the town of Corte Madera guaranteeing performance in compliance with approvals previously obtained. Sale of the units began in August of 1995 and by the end of 1996, 39 sales were closed. During 1997, another 37 closings were recorded.

                                     Arizona

        Airport Commerce Center, Tucson - In 1982, the I-10 partnership purchased 112 acres of industrially-zoned property near the Tucson International Airport. During 1983, the partnership added 54 acres to that project, bringing its total size to 166 acres. The partnership built and fully leased a 14,600 square foot office/warehouse building in 1987 on a building lot in the park, which was sold during 1991. From 1990 through 1996, the partnership sold 73 acres within the park. In 1997 PL&D sold its remaining interest in the project to its partner.

        Perini Central Limited Partnership, Phoenix - In 1985, PL&D (75%) entered into a joint venture with the Central United Methodist Church to master plan and develop approximately 4.4 acres of the church's property in midtown Phoenix. In 1990, the project was successfully rezoned to permit development of 580,000 square feet of office, 37,000 square feet of retail and 162 luxury apartments. In early 1998, the Company entered into an agreement to sell the property.

        Grove at Black Canyon, Phoenix - The project consists of an office park complex on a 30-acre site located off of Black Canyon Freeway, a major Phoenix artery, approximately 20 minutes from downtown Phoenix. When complete, the project will include approximately 650,000 square feet of office, hotel, restaurant and/or retail space. Development, which began in 1986, is scheduled to proceed in phases as market conditions dictate. In 1987, a 150,000 square foot office building was completed within the park. The building leased up immediately and maintained an average occupancy in the low 90% range until late 1997. The building is now 65% leased with approximately half of the building leased to a major area utility company. The partnership is currently in negotiations with two major tenants that, if successful, would bring the occupancy level to 95%. During 1993, PL&D (50%) successfully restructured the financing on the project by obtaining a seven year extension with some amortization and a lower fixed interest rate. The annual amortization commitment is not currently covered by operating cash flow. In the near term, it appears approximately $700,000 per year of support to cover loan amortization will continue to be required. In 1996, the lease covering space occupied by the major office tenant was extended an additional seven years to the year 2004 on competitive terms. In 1995, a day care center was completed on an 8-acre site along the north entrance of the park. In 1997, a 1.5 acre site was sold to a local small business for development of an owner occupied office building and a
2.7 acre site was sold to a national hotel chain for development of an all-suites hotel. Both projects broke ground in the latter part of the year.

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

                                     General

        The Company's real estate business is influenced by both economic conditions and demographic trends. A depressed economy may result in lower real estate values and longer absorption periods. Higher inflation rates may increase the values of current properties, but often are accompanied by higher interest rates which may result in a slow down in property sales because of higher carrying costs. Important demographic trends are population and employment growth. A significant reduction in either of these may result in lower real estate prices and longer absorption periods.

        Generally, there has been no material impact on PL&D's real estate development operations over the past 10 years due to interest rate increases. However, an extreme and prolonged rise in interest rates could create market resistance for all real estate operations in general, and is always a potential market obstacle. Historically, PL&D has, in some cases, employed hedges or caps to protect itself against increases in interest rates on any of its variable rate debt. The future use of such hedges or caps is somewhat restricted under the terms of the New Credit Agreement.

        Because several of the Company's real estate projects have been written down to net realizable value, future gross profits from real estate sales will be minimal, which has been the case during the three year period ended December 31, 1997.

Insurance and Bonding

        All of the Company's properties and equipment, both directly owned or owned through partnerships or joint ventures with others, are covered by insurance and management believes that such insurance is adequate.

        In conjunction with its construction business, the Company is often required to provide various types of surety bonds. The Company has a co-surety arrangement with three sureties, one of which it has dealt with for over 75 years, and it has never been refused a bond. Although from time-to-time the surety industry encounters limitations affecting the bondability of very large projects and the Company occasionally has encountered limits imposed by its surety, these limits have not had an adverse impact on its operations.

Year 2000

        The Company began a project to review all of its computer systems during 1995. Among the many considerations at that time was what impact, if any, would the year 2000 have on computer systems. During 1997, the Company made a commitment to purchase and install new computer systems to meet its current and projected needs. In addition to providing new fully integrated on line construction specific systems applications, the software complies with the year 2000 requirement.

The process of implementing the new software package began in 1997 and was completed early in 1998. Management believes that due to the implementation of this new software package, the year 2000 issue will not have a material adverse impact on the Company's operations.

Employees

        The total number of personnel employed by the Company is subject to seasonal fluctuations, the volume of construction in progress and the relative amount of work performed by subcontractors. During 1997 the maximum number of employees employed was approximately 2,200 and the minimum was approximately 1,900.

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

ITEM 2.  PROPERTIES
-------------------

        Properties applicable to the Company's real estate development activities are described in detail by geographic area in Item 1. Business on pages 8 through 11. All other properties used in operations are summarized below:

                                          Owned or Leased       Approximate     Approximate Square
           Principal Offices                 by Perini             Acres       Feet of Office Space
           -----------------                 ---------             -----       --------------------

Framingham, MA                                 Owned                 9                100,000
Phoenix, AZ                                    Leased                -                 22,700
Southfield, MI                                 Leased                -                  7,300
Hawthorne, NY                                  Leased                -                 12,500
Atlantic City, NJ                              Leased                -                    900
Las Vegas, NV                                  Leased                -                  2,900
Atlanta, GA                                    Leased                -                    200
Chicago, IL                                    Leased                -                  1,600
Philadelphia, PA                               Leased                -                  2,500
                                                                  --------          -----------
                                                                     9                150,600
                                                                  ========          ===========


                                          Owned or Leased       Approximate
   Principal Permanent Storage Yards         by Perini             Acres
   ---------------------------------         ---------             -----
Bow, NH                                        Owned                 70
Framingham, MA                                 Owned                  6
Las Vegas, NV                                  Leased                 2
Novi, MI                                       Leased                 3
                                                                   -----
                                                                     81

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

        In July 1997, the remaining issues were ruled on by the Court, which awarded approximately $4.3 million to the joint venture, thereby reducing the net amount payable to approximately $12.2 million. The joint venture has appealed the decision. As a result of the decision, there is no immediate impact on the Company's Statement of Operations because of the reserve provided in prior years. The actual funding of net damages, if any, will be deferred until the appeal process is complete.

        In the ordinary course of its construction business, the Company is engaged in other lawsuits, arbitration and alternative dispute resolution ("ADR") proceedings. The Company believes that such proceedings are usually unavoidable in major construction operations and that their resolution will not materially affect its results of future operations and financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

        None.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS
-------------------------------------------------------------------------

        The Company's Common Stock is traded on the American Stock Exchange under the symbol "PCR". The quarterly market price ranges (high-low) for 1997 and 1996 are summarized below:

                                                       1997                      1996
                                                      ------                    ------
Market Price Range per Common Share:           High           Low        High         Low
-----------------------------------            ----           ---        ----         ---
Quarter Ended
  March 31                                      9  1/2  -  6    7/8          9   -   7  1/2
  June 30                                       7  3/4  -  6    1/4     12 1/8   -   7  3/4
  September 30                                  8  3/8  -  7            12 1/4   -   8  5/8
  December 31                                   9  3/8  -  7  13/16      9 1/4   -   7  1/2

        For  information on dividend  payments,  see Selected  Financial Data in
Item 6 below and "Dividends" under Management's Discussion and Analysis in Item 7 below.

        As of February 27, 1998, there were approximately 1,198 record holders of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

Selected Consolidated Financial Information
(In thousands, except per share data)


OPERATING SUMMARY                            1997              1996             1995             1994              1993
                                         -------------     ------------     ------------     ------------      -------------
Revenues:
  Construction Operations            $       1,276,033 $      1,224,428  $     1,056,673  $       950,884  $       1,030,341
  Real Estate Operations                        48,458           45,856           44,395           61,161             69,775
                                         -------------     ------------     ------------     ------------      -------------
     Total Revenues                  $       1,324,491 $      1,270,284  $     1,101,068  $     1,012,045  $       1,100,116
                                         -------------     ------------     ------------     ------------      -------------

Costs:
  Cost of Operations                 $       1,275,614 $      1,215,806  $     1,086,213  $       960,248  $       1,047,330
  Write down of Certain Real Estate
   Assets (Note 4)                                   -           79,900                -                -                  -
                                         -------------     ------------     ------------     ------------      -------------
                                     $       1,275,614 $      1,295,706  $     1,086,213  $       960,248  $       1,047,330
                                         -------------     ------------     ------------     ------------      -------------

Gross Profit (Loss)                  $          48,877 $        (25,422) $        14,855  $        51,797  $          52,786
General, Administrative & Selling
 Expenses                                       30,556           33,988           37,283           42,985             44,212
                                         -------------     ------------     ------------     ------------      -------------
Income (Loss) From Operations        $          18,321 $        (59,410) $       (22,428) $         8,812  $           8,574

Other Income (Expense), Net                     (1,665)            (492)             814             (856)             5,207
Interest Expense                               (10,334)          (9,871)          (8,582)          (7,473)            (5,655)
                                         -------------     ------------     ------------     ------------      -------------
Income (Loss) Before Income Taxes    $           6,322 $        (69,773) $      (30,196)  $           483  $           8,126
(Provision) Credit for Income Taxes               (950)            (830)          2,611              (180)            (4,961)
                                         -------------     ------------     ------------     ------------      -------------
Net Income (Loss)                    $           5,372 $        (70,603)  $      (27,585) $           303  $           3,165
                                         -------------     ------------     ------------     ------------      -------------

Per Share of Common Stock:
  Basic and diluted earnings (loss)  $            0.01 $         (15.13)  $        (6.38) $         (0.42) $            0.24
                                         -------------     ------------     ------------     ------------      -------------
  Cash dividends declared            $               - $              -   $            -  $             -  $               -
                                         -------------     ------------     ------------     ------------      -------------
  Book value                         $            2.44 $           2.14   $        17.06  $         23.79  $           24.49
                                         -------------     ------------     ------------     ------------      -------------

Weighted Average Number of
   Common Shares Outstanding                     5,059            4,808            4,655            4,380              4,265
                                         -------------     ------------     ------------     ------------      -------------

FINANCIAL POSITION SUMMARY

Working Capital                      $          71,971 $         56,744  $        36,545  $        29,948  $          36,877
                                         -------------     ------------     ------------     ------------      -------------
Current Ratio                                   1.31:1           1.19:1           1.12:1           1.13:1             1.17:1
                                         -------------     ------------     ------------     ------------      -------------

Long-term Debt, less current
 maturities                          $          84,898 $         96,893  $        84,155  $        76,986  $          82,366
                                         -------------     ------------     ------------     ------------      -------------
Stockholders' Equity                 $          40,900 $         35,558  $       105,606  $       132,029  $         131,143
                                         -------------     ------------     ------------     ------------      -------------
Ratio of Long-term Debt to Equity               2.08:1           2.72:1            .80:1            .58:1              .63:1
                                         -------------     ------------     ------------     ------------      -------------

Total Assets                         $         414,924 $        464,292  $       539,251  $       482,500  $         476,378
                                         -------------     ------------     ------------     ------------      -------------

OTHER DATA

Backlog at Year End                  $       1,309,454 $      1,517,700  $     1,534,522  $     1,538,779  $       1,238,141
                                         -------------     ------------     ------------     ------------      -------------


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Results of Operations -
1997 Compared to 1996

The Company's total operations resulted in net income of $5.4 million (or $.01 per Common Share) in 1997 compared to a net loss of $70.6 million (or $15.13 per Common Share) in 1996. The improvement in 1997 results compared to 1996 is substantially due to the non-recurring non-cash write-down in 1996 related to a change in the Company's real estate strategy for certain properties from maximizing value by holding them through the necessary development and stabilization periods to a new strategy of generating short-term liquidity through an accelerated disposition or bulk sale (see Notes 1(d) and 4 to Notes to Consolidated Financial Statements).

Revenues  amounted  to  $1.324  billion  in 1997,  a record  level for the third consecutive year, an increase of $54.2 million (or 4.3%), compared to 1996 revenues of $1.270 billion. This increase resulted primarily from increased construction revenues of $51.6 million (or $4.2%) from $1.224 billion in 1996 to $1.276 billion in 1997, due primarily to an increase in revenues from building construction operations of $53.9 million (or 6.5%), from $834.9 million in 1996 to $888.8 million in 1997, which more than offset a slight decrease in revenues from civil construction operations of $2.3 million (or 0.6%), from $389.5 million in 1996 to $387.2 million 1997. These revenue fluctuations reflect the timing in the start-up of new construction projects, in particular several fast track hotel/casino projects in the Southwestern United States, several prison/detention and medical facilities projects in the Northeastern United States, and several long-term infrastructure rehabilitation projects in the metropolitan New York, Boston and Los Angeles areas. Revenues from real estate operations increased $2.6 million , from $45.9 million in 1996 to $48.5 million in 1997 because of revenues related to the sale of the Company's interest in The Resort at Squaw Creek.

Gross profit increased by $74.3 million, from a loss of $25.4 million in 1996 to a profit of $48.9 million in 1997 due to the 1996 non-recurring $79.9 million real estate write-down. After adjusting for the 1996 real estate write-down, the pro forma gross profit actually decreased by $5.6 million in 1997, from $54.5 million in 1996 to $48.9 million in 1997, in spite of the increase in revenues described above, due primarily to a $5.2 million decrease in gross profit from construction operations, from $55.4 million in 1996 to $50.2 million in 1997 because the increased profits related to the increase in construction revenues was more than offset by additional write-downs related to contracts from two unprofitable Midwest construction divisions, which are being closed. The impact of these write-downs were partially offset by an approximate $3.2 million gain from the sale of the Company's interest in two joint ventures (see Note 14 to Notes to the Consolidated Financial Statements). The gross loss from real estate operations was $1.3 million in 1997 compared to an adjusted gross loss of $0.9 million in 1996.

General, administrative and selling expenses decreased by $3.4 million (or 10%), from $34.0 million in 1996 to $30.6 million in 1997 primarily due to the closing out of two construction divisions in the Midwest and Perini Environmental Services, Inc., its wholly-owned hazardous waste subsidiary.

Other income (expense), net increased $1.2 million, from a net expense of $0.5 million in 1996 to a net expense of $1.7 million in 1997 due primarily to increased amortization of deferred debt expense related to the new credit agreement, a $0.4 million decrease in gains on sales of fixed assets, and a $0.3 million decrease in minority interest.

Interest expense increased by $0.4 million (or 4%), from $9.9 million in 1996 to $10.3 million in 1997 due to a higher average level of borrowings during 1997.

The lower than normal tax rate for the three year period ended December 31, 1997 is due to the utilization of tax loss carryforwards from prior years. Because of certain accounting limitations, the Company was not able to recognize a portion of the tax benefit related to the operating losses experienced in fiscal 1996 and 1995. As a result, an amount estimated to be approximately $75.0 million of future pretax earnings should benefit from minimal, if any, federal tax charges. The net deferred tax assets reflect management's estimate of the amount that will, more likely than not, be realized (see Note 5 to Notes to Consolidated Financial Statements).

Results of Operations -
1996 Compared to 1995

In spite of record revenues and earnings from domestic construction operations during 1996, the Company's total operations resulted in a net loss of $70.6 million (or $15.13 per Common Share) on revenues of $1.3 billion in 1996 compared to a net loss of $27.6 million in 1995 (or $6.38 per Common Share) on revenues of $1.1 billion. The reason for the net loss in 1996 was a change in the Company's real estate strategy on certain of its properties from maximizing value by holding them through the necessary development and stabilization periods to a new strategy of generating short-term liquidity through an accelerated disposition or bulk sale. The change in strategy substantially reduced the estimated future cash flows from these properties. Therefore, a non-cash impairment loss on those properties, in the aggregate amount of $79.9 million, was provided in 1996 in accordance with SFAS No. 121 (see Notes (1)(d) and 4 to Notes to Consolidated Financial Statements).

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


Financial Condition

Cash and Working Capital

During 1997, the Company provided $12.7 million in cash from operating activities, primarily from proceeds related to the sale of The Resort at Squaw Creek, and $14.6 million in cash from financing transactions, due to the net proceeds received on the sale of Series B Preferred Stock less paydowns of long-term debt. These funds were used for investing activities ($5.7 million) primarily for joint ventures and to increase the cash on hand by $21.6 million.

During 1996, the Company used $24.3 million in cash for operating activities, primarily for changes in working capital, and $21.1 million for investment activities, primarily to fund construction and real estate joint ventures. These uses of cash were provided by $21.6 million from financing activities, primarily increases in borrowings under the Company's Revolving Credit and Bridge Loan facilities, and a $19.3 million reduction in cash on hand.

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

Since  1990,  the  Company  has paid down $45.6  million of real  estate debt on wholly-owned real estate projects (from $50.9 million to $5.3 million), utilizing proceeds from sales of property and general corporate funds. Similarly, real estate joint venture debt has been reduced by $167 million over the same period. As a result, the Company has reached a point at which revenues from further real estate sales that, in the past, have been largely used to retire real estate debt will be increasingly available to improve general corporate liquidity subject to certain restrictions contained in the New Credit Agreement referred to in Note 3 to Notes to Consolidated Financial Statements. With the exception of a major property referred to in Note 11 to Notes to Consolidated Financial Statements, this trend should continue over the next several years with debt on projects often being fully repaid prior to full project sell-out. In addition, the Company made a strategic decision in the early 1990's to change its mix of construction work by increasing the relative percentage of potentially higher margin civil construction projects. The working capital required to support civil construction projects is substantially more than the normal building construction project because of its equipment intensive nature, progress billing terms imposed by certain public owners and, in some instances, time required to process contract change orders. The Company has addressed these problems by relying on corporate borrowings, extending certain maturing real estate loans (with such extensions usually requiring pay downs and increased annual amortization of the remaining loan balance), suspending the acquisition of new real estate inventory, significantly reducing development expenses on certain projects, utilizing stock in payment of certain expenses, utilizing cash internally generated from operations and selling its interest in certain engineering and construction business units that were not an integral part of the Company's ongoing building and civil construction operations. The Company also implemented company-wide cost reduction programs in the early 1990's, and which are ongoing, to improve long-term financial results and suspended the dividend on its Common Stock during the fourth quarter of 1990 and suspended payment of dividends on its $21.25 Convertible Exchangeable Preferred Stock in the first quarter of 1996. Also, the Company increased the aggregate amount available under its revolving credit agreement during the period from $70 million to $114.5 million at December 31, 1997. In addition to internally generated funds, at December 31, 1997, the Company has $31.5 million available under its revolving credit facility. The financial covenants to which the Company is subject include minimum levels of working capital, debt/net worth ratio, net worth level, interest coverage and certain restrictions on real estate investments, all as defined in the loan documents. Although the Company would have been in violation of certain of the covenants during 1997, it obtained waivers of such violations. Effective January 17, 1997, the Company's liquidity and access to future borrowings, as required, during the next few years were significantly enhanced by the issuance of $30 million in Redeemable Series B Cumulative Convertible Preferred Stock (see Note 7 to Notes to Consolidated Financial Statements) and the New Credit Agreement referred to in
Note 3 to Notes to Consolidated Financial Statements. Also, during 1997, the Company made substantial progress on a strategy adopted at the end of 1996 that called for liquidating certain real estate assets which were written down at that time, resolving several major construction claims and minimizing overhead expenses.

The working capital current ratio increased to 1.31:1 at the end of 1997, compared to 1.19:1 at the end of 1996 and compared to 1.12:1 at the end of 1995. Of the total working capital of $72.0 million at the end of 1997, approximately $14.6 million may not be converted to cash within the next 12 to 18 months.

Long-term Debt

Long-term debt was $84.9 million at the end of 1997, a decrease of $12.0 million compared with $96.9 million at the end of 1996, which was an increase of $12.7 million compared with $84.2 million at the end of 1995. The ratio of long-term debt to equity increased from 0.80:1 at the end of 1995 to 2.72:1 at the end of 1996 and decreased to 2.08:1 at the end of 1997 due primarily to the negative impact on equity of the net losses experienced by the Company in 1995 and 1996 and the net income in 1997.

Stockholders' Equity

The Company's book value per Common Share stood at $2.44 at December 31, 1997, compared to $2.14 per Common Share and $17.06 per Common Share at the end of 1996 and 1995, respectively. The major factors impacting stockholders' equity during the three-year period under review were the net income in 1997, the net losses recorded in 1995 and 1996 and, to a lesser extent, Preferred dividends paid or accrued, and stock issued in partial payment of certain expenses.

At December 31, 1997, there were 1,212 Common stockholders of record based on the stockholders list maintained by the Company's transfer agent.

Dividends

There were no cash dividends declared or paid on the Company's outstanding Common Stock during the three years ended December 31, 1997.

During 1995, the Company declared and paid the regular quarterly cash dividends of $5.3125 per share on the Company's Convertible Exchangeable Preferred Shares for an annual total of $21.25 per share (equivalent to quarterly dividends of $.53125 per Depositary Share for an annual total of $2.125 per Depositary Share). In conjunction with the covenants of the 1995 Amended Revolving Credit Agreement (see Note 3 to Notes to Consolidated Financial Statements), the
Company was required to suspend the payment of quarterly dividends on its Preferred Stock. Therefore, the dividend that normally would have been declared during December of 1995 and payable on March 15, 1996, as well as subsequent quarterly dividends in 1996 and 1997, have not been declared or paid (although they have been fully accrued due to the "cumulative" feature of the Preferred Stock). A New Credit Agreement, superseding the loan agreements referred to above, was approved January 17, 1997 and provides that the Company may not pay cash dividends or make other restricted payments, as defined, prior to September 30, 1998 and thereafter may not pay cash dividends or make other restricted payments unless: (i) the Company is not in default under the New Credit Agreement; (ii) commitments under the credit facility have been reduced to less than $90 million; (iii) restricted payments in any quarter, when added to restricted payments made in the prior three quarters, do not exceed fifty percent (50%) of net income from continuing operations for the prior four quarters; and (iv) net worth (after taking into consideration the amount of the proposed cash dividend or restricted payment) is at least equal to the amount shown below, adjusted for non-cash charges incurred in connection with any disposition or write-down of any real estate investment, provided that net worth must be at least $60 million:

                                                        Net Worth
                                                        ---------
                                                     (In thousands)

October 1, 1998 to December 30, 1998                    $161,977
December 31, 1998 to March 31, 1999                     $167,303
April 1, 1999 to June 30, 1999                          $170,129
July 1, 1999 to September 30, 1999                      $172,955
October 1, 1999 to January 1, 2000                      $175,781

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

Outlook

Looking ahead, the overall construction backlog at the end of 1997 was $1.309 billion, down 14% from the 1996 year end backlog of $1.518 billion. This decrease primarily reflects suspension of work acquisition in certain divisions that are being closed. This backlog has a good balance between building and civil work and a relatively high overall estimated profit margin. Approximately 56% of the current backlog relates to building construction projects which generally represent lower risk, lower margin work, and approximately 44% of the current backlog relates to heavy construction projects which generally represent higher risk, but correspondingly potentially higher margin work. During 1996, the Company also adopted a plan to enhance the profitability of its construction operations by emphasizing gross margin and bottom line improvement ahead of top line revenue growth. This plan called for the Company to focus its financial and human resources on construction operations which are consistently profitable and to de-emphasize marginal business units. Consistent with that Plan, the Company closed or downsized and refocused four business units during 1997. The Company believes the outlook for its building and civil construction businesses continues to be promising.

Because several of the Company's real estate projects have been written down to net realizable value, future gross profits from real estate sales will be minimal, which has been the case during the three year period ended December 31, 1997. A major objective for 1998 is the renegotiation and extension of debt at Rincon Center (see Note 11 to Notes to Consolidated Financial Statements).

With the receipt of $30 million from the sale of its Redeemable Series B Preferred Stock and the New Credit Agreement both becoming effective on January 17, 1997, the Company's near term liquidity position has improved substantially, enabling payments to vendors to generally be made in accordance with normal payment terms. In order to generate cash and reduce the Company's dependence on bank debt to fund the working capital needs of its core construction operations as well as to lower the Company's substantial interest expense and strengthen the balance sheet in the longer term, the Company will continue to sell certain real estate assets as market opportunities present themselves; to actively pursue the favorable conclusion of various construction claims; to focus new construction work acquisition efforts on various niche markets and geographic areas where the Company has a proven history of success; to downsize or close operations with marginal prospects for success; to continue to restrict the payment of cash dividends on the Company's $1 par value Common Stock and $2.125 Depositary Convertible

Exchangeable Preferred Stock; and to continue to seek ways to control overhead expenses. In addition, at the end of 1996 the Company completed a review of all of its real estate assets which resulted in a change of strategies related to certain of those assets to a new strategy of generating short-term liquidity. This resulted in generating cash proceeds in excess of $20 million during 1997 and up to an additional $10 million which may be generated during 1998.

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

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------

        None.

                                    PART III.

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving election of directors in connection with the Annual Meeting of Stockholders to be held on May 14, 1998 (the "Proxy Statement"), which section is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997 pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended.

        Listed below are the names, offices held, ages and business experience of all executive officers of the Company.


Name, Offices Held and Age          Year First Elected to Present Office and
                                                 Business Experience
--------------------------          --------------------------------------------

David B. Perini, Director and       Since   January  1,  1998  he  serves  as  a
Chairman - 60                       Director  and  Chairman.  Prior to that,  he
                                    served  as  a  Director,   President,  Chief
                                    Executive  Officer and Acting Chairman since
                                    1972. He became Chairman on March 17, 1978 and has worked for the Company since 1962 in various capacities. Prior to being elected
                                    President, he served as Vice President and General Counsel.

Roger J. Ludlam, Director,          He was elected President and Chief Executive
President and Chief Executive       Officer  effective January 1, 1998. Prior to
Officer - 55                        that,  he served as Senior  Vice  President,
                                    Civil  Construction  since June 1997.  Prior
                                    thereto,   he  served  as  Chief   Executive
                                    Officer of Park Construction, a Minnesota based civil construction contractor since
                                    January 1994 and in a similar capacity for S.J. Groves & Sons Company since 1989.

Robert Band, Executive Vice         He was  elected to his  current  position in
President, Chief Financial          December  1997.  Prior to that, he served as
Officer - 50                        President  of  Perini  Management  Services,
                                    Inc.  since  January 1996 and as Senior Vice
                                    President, Chief Operating Officer of Perini
                                    International  Corporation since April 1995.
                                    Previously,  he  served  as  Vice  President
                                    Construction from July 1993 and in various operating and financial capacities since
                                    1973,  including  Treasurer from May 1988 to
                                    January 1990.

Richard J. Rizzo, Executive         He  was  elected  to  his  current  position
Vice President, Business            effective January 1, 1998. Prior to that, he
Development - 54                    served as Executive Vice President, Building
                                    Construction   since  January  1994,   which
                                    entailed  overall   responsibility  for  the
                                    Company's building construction  operations.
                                    Prior thereto, he served as President of Perini Building Company (formerly known as
                                    Mardian Construction Co.) since 1985, and in various other operating capacities since
                                    1977.

John H. Schwarz, Executive Vice     He has served as Executive  Vice  President,
President, Finance and              Finance  and  Administration   since  August
Administration of the Company       1994.  He also  served  as  Chief  Executive
- 59*                               Officer  of  Perini  Land  and   Development
                                    Company,      which     entails      overall
                                    responsibility for the Company's real estate operations since April 1992 through 1995.
                                    Prior to that, he served as Vice President, Finance and Controls of Perini Land and
                                    Development Company. Previously, he served as Treasurer from August 1984, and Director of Corporate Planning since May 1982. He joined the Company in 1979 as Manager of Corporate Development.

Donald E. Unbekant, Executive       He has served in this capacity since January
Vice President, Civil               1994,  which entails overall  responsibility
Construction - 66*                  for   the   Company's   civil   construction
                                    operations.  Prior thereto, he served in the
                                    Metropolitan   New  York   Division  of  the
                                    Company  as  President   since  1992,   Vice
                                    President and General Manager since 1990 and
                                    Division Manager since 1984.

        *     Messrs. Schwarz and Unbekant retired at the end of 1997.

------------------------------------------------------------------------

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

                                    PART IV.

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                       PERINI CORPORATION AND SUBSIDIARIES


(a)1. The following financial statements and supplementary financial information are filed as part of this report:

                                                                                                   Pages
                                                                                                   -----
FINANCIAL STATEMENTS OF THE REGISTRANT

Consolidated Balance Sheets as of December 31, 1997 and 1996                                      25 - 26

Consolidated Statements of Operations for the three years ended December 31, 1997, 1996 and       27
 1995

Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1997,      28
 1996 and 1995

Consolidated Statements of Cash Flows for the three years ended December 31, 1997, 1996 and       29 - 30
 1995

Notes to Consolidated Financial Statements                                                        31 - 51

Report of Independent Public Accountants                                                          52


(a)2.   The following financial statement schedules are filed as part of this report:
                                                                                                 Pages
                                                                                                 -----
Report of Independent Public Accountants on Schedules                                             53

Schedule I -- Condensed Financial Information of Registrant                                       54 - 59

Schedule II -- Valuation and Qualifying Accounts and Reserves                                     60

        All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or in the Notes thereto.

(a)3.   Exhibits

        The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on pages 61 through 64. The Company will furnish a copy of any exhibit not included herewith to any holder of the Company's Common and Preferred Stock upon request.

(b) During the quarter ended December 31, 1997, the Registrant made no filings on Form 8-K.

                                   Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                               Perini Corporation
                               (Registrant)

Dated:  March 30, 1998
                               David B. Perini
                               Chairman

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


                      Signature                                    Title                           Date
                      ---------                                    -----                           ----
(i)  Principal Executive Officer
     David B. Perini                                  Chairman                                March 30, 1998

     /s/David B. Perini
     ------------------
     David B. Perini

(ii) Principal Financial Officer
     Robert Band                                      Executive Vice President,
                                                      Chief Financial Officer                 March 30, 1998
     /s/Robert Band
     --------------
     Robert Band

(iii) Principal Accounting Officer
      Barry R. Blake                                  Vice President and
                                                      Controller                              March 30, 1998
     /s/Barry R. Blake
     -----------------
     Barry R. Blake

(iv)  Directors

       David B. Perini                                    )
       Richard J. Boushka                                 )
       Marshall M. Criser                                 )
       Albert A. Dorman                                   ) /s/ David B. Perini
       Arthur J. Fox, Jr.                                 ) David B. Perini
       Nancy Hawthorne                                    )
       Michael R. Klein                                   ) Attorney in Fact
       Roger J. Ludlam                                    ) Dated:  March 30, 1998
       Douglas J. McCarron                                )
       John H. McHale                                     )
       Jane E. Newman                                     )
       Bart W. Perini                                     )
       Ronald N. Tutor                                    )



Consolidated Balance Sheets
December 31, 1997 and 1996

(In thousands except per share data)


Assets


                                                                                          1997               1996
                                                                                      -------------      -------------

CURRENT ASSETS:
  Cash, including cash equivalents of $ 23,585 and $9,071 (Note 1)                    $      31,305      $       9,745
  Accounts and notes receivable, including retainage of $54,234 and $63,423                 139,221            188,120
  Unbilled work (Note 1)                                                                     36,574             35,600
  Construction joint ventures (Notes 1 and 2)                                                71,056             78,233
  Real estate inventory, at the lower of cost or market (Notes 1 and 4)                      25,145             37,914
  Deferred tax asset (Notes 1 and 5)                                                          1,067              3,513
  Other current assets                                                                        1,808              1,655
                                                                                      -------------      -------------
    Total current assets                                                              $     306,176      $     354,780
                                                                                      -------------      -------------




REAL ESTATE DEVELOPMENT INVESTMENTS (Notes 1 and 4):
  Land held for sale or development (including land development costs) at
    the lower of cost or market                                                       $       7,093      $      21,520
  Investments in and advances to real estate joint ventures
    (Notes 2 and 11)                                                                         86,598             71,253
  Other                                                                                           -                 49
                                                                                      -------------      -------------
    Total real estate development investments                                         $      93,691      $     92,822
                                                                                      -------------      -------------




PROPERTY AND EQUIPMENT, at cost (Note 1):
  Land                                                                                $         826      $         793
  Buildings and improvements                                                                 13,026             13,075
  Construction equipment                                                                      7,580             10,535
  Other equipment                                                                             8,450              9,726
                                                                                      -------------      -------------
                                                                                      $      29,882      $      34,129

  Less - Accumulated depreciation                                                            19,406             23,013
                                                                                      -------------      -------------

    Total property and equipment, net                                                 $      10,476      $      11,116
                                                                                      -------------      -------------



OTHER ASSETS:
  Other investments                                                                   $       3,069      $       3,999
  Goodwill (Note 1)                                                                           1,512              1,575
                                                                                      -------------      -------------
    Total other assets                                                                $       4,581      $       5,574
                                                                                      -------------      -------------


                                                                                      $     414,924      $     464,292
                                                                                      =============      =============

The accompanying notes are an integral part of these consolidated financial statements.



Liabilities and Stockholders' Equity

                                                                                         1997                 1996
                                                                                    ---------------      --------------
CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 3)                                     $       11,873       $      16,421
  Accounts payable, including retainage of $49,884 and $57,131                             145,118             183,407
  Advances from construction joint ventures (Note 2)                                        29,801              47,544
  Deferred contract revenue (Note 1)                                                        17,117              23,841
  Accrued expenses                                                                          30,296              26,823
                                                                                    ---------------      --------------
    Total current liabilities                                                       $      234,205       $     298,036
                                                                                    ---------------      --------------

DEFERRED INCOME TAXES AND OTHER LIABILITIES (Notes 1, 5 & 6)                        $       24,101       $      31,297
                                                                                    ---------------      --------------

LONG-TERM DEBT, less current maturities included above (Note 3):
  Real estate development                                                           $          322       $       4,287
  Other                                                                                     84,576              92,606
                                                                                    ---------------      --------------
    Total long-term debt                                                            $       84,898       $      96,893
                                                                                    ---------------      --------------

MINORITY INTEREST (Note 1)                                                          $        1,064       $       2,508
                                                                                    ---------------      --------------

CONTINGENCIES AND COMMITMENTS (Note 11)

REDEEMABLE SERIES B CUMULATIVE CONVERTIBLE PREFERRED
STOCK (Note 7):
  Authorized - 500,000 shares
  Issued and outstanding - 164,300 shares ($32,860 aggregate liquidation
    preference)                                                                     $       29,756       $           -
                                                                                    ---------------      --------------

STOCKHOLDERS' EQUITY (Notes 1, 3, 7, 8, 9 and 10):
  Preferred Stock, $1 par value -
    Authorized - 500,000 shares
        Designated, issued and outstanding - 100,000 shares of $21.25 Convertible
          Exchangeable Preferred Stock ($25,000 aggregate liquidation preference)   $          100       $         100
        Series A junior participating Preferred Stock, $1 par value -
            Designated - 200,000
            Issued - none                                                                        -                   -
  Stock Purchase Warrants                                                                    2,233                   -
  Common Stock, $1 par value -
    Authorized - 15,000,000 shares
    Issued - 5,267,130 shares and 5,032,427 shares                                           5,267               5,032
  Paid-in surplus                                                                           53,012              57,080
  Retained earnings (deficit)                                                              (15,294)            (20,666)
  ESOT related obligations                                                                  (2,663)            ( 3,856)
                                                                                    ---------------      --------------
                                                                                    $       42,655       $      37,690
  Less - Common Stock in treasury, at cost - 110,084 shares and 133,779 shares               1,755               2,132
                                                                                    ---------------      --------------
    Total stockholders' equity                                                      $       40,900       $      35,558
                                                                                    ---------------      --------------

                                                                                    $      414,924       $     464,292
                                                                                    ===============      ==============



Consolidated Statements of Operations
For the Years Ended December 31, 1997, 1996 & 1995

(In thousands, except per share data)



                                                                   1997                 1996                 1995
                                                             ----------------      ---------------     ----------------
REVENUES (Notes 2 and 13)                                    $     1,324,491       $    1,270,284      $     1,101,068
                                                             ----------------      ---------------     ----------------

COSTS AND EXPENSES (Notes 2 and 10):
  Cost of operations                                         $     1,275,614       $    1,215,806      $     1,086,213
  Write down of certain real estate assets (Note 4)                        -               79,900                    -
  General, administrative and selling expenses                        30,556               33,988               37,283
                                                             ----------------      ---------------     ----------------
                                                             $     1,306,170       $    1,329,694      $     1,123,496
                                                             ----------------      ---------------     ----------------

INCOME (LOSS) FROM OPERATIONS (Note 13)                      $        18,321       $      (59,410)     $       (22,428)
                                                             ----------------      ---------------     ----------------

  Other income (expense), net (Note 6)                                (1,665)                (492)                 814
  Interest expense (Note 3)                                          (10,334)              (9,871)              (8,582)
                                                             ----------------      ---------------     ----------------

INCOME (LOSS) BEFORE INCOME TAXES                            $         6,322       $      (69,773)     $       (30,196)

(Provision) credit for income taxes (Notes 1 and 5)                     (950)                (830)               2,611
                                                             ----------------      ---------------     ----------------

NET INCOME (LOSS)                                            $         5,372       $      (70,603)     $       (27,585)
                                                             ================      ===============     ================


BASIC & DILUTED EARNINGS (LOSS) PER
COMMON SHARE (Note 1)                                        $          0.01       $       (15.13)     $         (6.38)
                                                             ================      ===============     ================





















The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 1997, 1996 & 1995

(In thousands, except per share data)


                                          Stock                          Retained       ESOT
                             Preferred  Purchase    Common    Paid-In    Earnings     Related    Treasury
                               Stock    Warrants    Stock     Surplus    (Deficit)  Obligation     Stock      Total
---------------------------- ---------- --------- ---------- ---------- ----------- ----------- ----------- ----------
Balance - December 31, 1994  $     100  $       - $   4,985  $  59,001  $   81,772  $   (6,009) $   (7,820) $ 132,029
---------------------------- ---------- --------- ---------- ---------- ----------- ----------- ----------- ----------
Net Loss                              -         -          -          -    (27,585)           -           -   (27,585)
Preferred Stock-cash dividends
declared or accrued ($21.25 per
 share*)                              -         -          -          -     (2,125)           -           -    (2,125)
Treasury Stock issued in partial
 payment of incentive
 compensation                         -         -          -    (1,342)           -           -      3,585      2,243
Payments related to ESOT notes        -         -          -          -           -      1,044            -     1,044
Balance - December 31, 1995  $     100  $       - $   4,985  $  57,659  $   52,062  $   (4,965) $   (4,235) $ 105,606
---------------------------- ---------- --------- ---------- ---------- ----------- ----------- ----------- ----------
Net Loss                              -         -          -          -    (70,603)           -           -   (70,603)
Preferred Stock dividends
 accrued ($21.25 per share*)          -         -          -          -     (2,125)           -           -    (2,125)
Treasury Stock issued in
 partial payment of incentive
 compensation                         -         -          -      (830)           -           -      1,867      1,037
Payment of director fees              -         -          -      (102)           -           -        236        134
Payment of finance fee (Note 3)       -         -        47        353            -           -           -       400
Payments related to ESOT notes        -         -          -          -           -      1,109            -     1,109
Balance - December 31, 1996  $     100  $       - $   5,032  $  57,080  $  (20,666) $   (3,856) $   (2,132) $  35,558
---------------------------- ---------- --------- ---------- ---------- ----------- ----------- ----------- ----------
Net Income                            -         -          -          -      5,372            -           -     5,372
Value of Stock Purchase
Warrants issued (Note 3)              -    2,233           -          -           -           -           -     2,233
Preferred Stock dividends
 accrued ($21.25 per share*)          -         -          -    (2,125)           -           -           -    (2,125)
Series B Preferred Stock
 dividends in kind issued
 (Note 7)                             -         -          -    (2,830)           -           -           -    (2,830)
Accretion related to Series B
Preferred Stock (Note 7)              -         -          -      (368)           -           -           -      (368)
Common Stock issued in
 partial payment of incentive
 compensation                         -         -       235      1,466            -           -           -     1,701
Payment of director fees              -         -          -      (211)           -           -        377        166
Payments related to ESOT notes        -         -          -          -           -      1,193           -      1,193
Balance - December 31, 1997  $     100  $  2,233  $   5,267  $  53,012  $  (15,294) $   (2,663) $   (1,755) $  40,900
---------------------------- ---------- --------- ---------- ---------- ----------- ----------- ----------- ----------


*Equivalent to $2.125 per Depositary Share (see Note 8).



The accompanying notes are an integral part of these consolidated financial statements.



Consolidated Statements of Cash Flows
For the Years Ended December 31, 1997, 1996 & 1995

(In thousands)


Cash Flows from Operating Activities:                                       1997             1996              1995
                                                                        ------------     ------------      ------------
Net income (loss)                                                       $     5,372      $   (70,603)      $   (27,585)
Adjustments to reconcile net income (loss) to net cash from operating activities -
  Depreciation                                                                1,936            2,527             2,707
  Amortization of deferred debt expense, Stock Purchase Warrants and
   other                                                                      2,011              895               614
  Distributions greater (less) than earnings of joint ventures and
   affiliates                                                                (1,859)          (4,586)           12,880
  Write down of certain real estate properties                                    -           79,900                 -
  Cash provided  from (used by) changes in  components of working  capital other than cash, notes payable and current maturities of long-term debt:
        (Increase) decrease in accounts receivable                           48,899           (7,142)          (29,358)
        (Increase) decrease in unbilled work                                   (974)          (7,296)           (8,095)
        (Increase) decrease in construction joint ventures                      820             (380)            2,643
        (Increase) decrease in deferred tax asset                             2,446            9,526            (6,973)
        (Increase) decrease in other current assets                            (153)             849             2,109
        Increase (decrease) in accounts payable                             (38,289)         (13,645)           48,997
        Increase (decrease) in advances from construction joint ventures    (17,743)          12,714            26,020
        Increase (decrease) in deferred contract revenue                     (6,724)             398           (15,486)
        Increase (decrease) in accrued expenses                               1,348           (8,080)           (3,106)
  Non-current deferred taxes and other liabilities                           (7,196)         (21,366)           19,175
  Proceeds from sale of interests in real estate joint ventures              20,260                -                 -
  Real estate development investments other than joint ventures               3,741            4,500             2,757
  Other non-cash items, net                                                  (1,200)          (1,689)           (2,174)
                                                                        ------------     ------------      ------------
  NET CASH PROVIDED FROM (USED BY) OPERATING ACTIVITIES                 $    12,695      $   (23,478)      $    25,125
                                                                        ------------     ------------      ------------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment                          $       383      $     2,098       $     3,115
  Cash distributions of capital from unconsolidated joint ventures           16,614            8,753            23,858
  Acquisition of property and equipment                                      (1,663)          (1,449)           (1,960)
  Improvements to land held for sale or development                            (666)            (515)             (193)
  Improvements to real estate properties used in operations                       -             (123)             (263)
  Capital contributions to unconsolidated joint ventures                     (7,063)         (20,224)          (29,373)
  Advances to real estate joint ventures, net                               (13,030)          (7,312)           (7,735)
  Investments in other activities                                              (273)          (3,206)             (362)
                                                                        ------------     ------------      ------------
  NET CASH USED BY INVESTING ACTIVITIES                                 $    (5,698)     $   (21,978)      $   (12,913)
                                                                        ------------     ------------      ------------



Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 1997, 1996 & 1995

(In thousands)

Cash Flows from Financing Activities:                                       1997             1996              1995
                                                                        ------------     ------------      ------------

  Proceeds from Issuance of Redeemable Series B Preferred Stock, net    $    26,558      $          -      $          -
  Proceeds from long-term debt                                                5,035            27,006            12,033
  Repayment of long-term debt                                               (18,897)           (2,435)           (3,145)
  Cash dividends paid                                                             -                 -            (2,125)
  Common Stock issued                                                         1,701                 -                 -
  Treasury Stock issued                                                         166             1,171             2,243
  Finance fee paid in stock                                                       -               400                 -
                                                                        ------------     ------------      ------------
  NET CASH PROVIDED FROM FINANCING ACTIVITIES                           $    14,563      $     26,142      $      9,006
                                                                        ------------     ------------      ------------
Net Increase (Decrease) in Cash                                         $    21,560      $    (19,314)     $     21,218
Cash and Cash Equivalents at Beginning of Year                                9,745            29,059             7,841
                                                                        ------------     ------------      ------------
Cash and Cash Equivalents at End of Year                                $    31,305      $      9,745      $     29,059
                                                                        ============     ============      ============

Supplemental Disclosures of Cash Paid During the Year For:
  Interest                                                              $    10,133      $      9,596      $      8,715
                                                                        ============     ============      ============
  Income tax payments                                                   $       330      $        221      $        121
                                                                        ============     ============      ============

Supplemental Disclosure of Noncash Transactions:
  Dividends paid in shares of Series B Preferred Stock (Note 7)         $     2,830      $          -      $          -
                                                                        ============     ============      ============
  Value assigned to Stock Purchase Warrants (Note 3)                    $     2,233      $          -      $          -
                                                                        ============     ============      ============



The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1997, 1996 & 1995

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

[b]  Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates with regard to these financial statements relate to the estimating of final construction contract profits in accordance with accounting for long-term contracts (see Note 1(c) below), estimating future cash flows of real estate development projects (see Note 1(d) below) and estimating potential liabilities in conjunction with certain contingencies and commitments, as discussed in Note 11 below. Actual results could differ from these estimates.

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

[d]  Methods of Accounting for Real Estate Operations
All real estate sales are recorded in accordance with SFAS No. 66, "Accounting for Sales of Real Estate". Gross profit is not recognized in full unless the collection of the sale price is reasonably assured and the Company is not obliged to perform significant activities after the sale. Unless both conditions exist, recognition of all or a part of gross profit is deferred.

The gross profit recognized on sales of real estate is determined by relating the estimated total land, land development and construction costs of each development area to the estimated total sales value of the property in the development.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 1997, 1996 & 1995 (continued)

[1]  Summary of Significant Accounting Policies (continued)

[d]  Methods of Accounting for Real Estate Operations (continued)
Real estate investments are stated at the lower of the carrying amounts, which includes applicable interest and real estate taxes during the development and construction phases, or fair value less cost to sell in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment has occurred when the carrying amount of the assets exceed the related undiscounted future cash flows of a development. SFAS No. 121 also provides that when management has committed to a plan to dispose of specific real estate assets, the assets should be reported at the lower of the carrying amount or fair value less cost to sell. Estimating future cash flows of a development involves estimating the current sales value of the development less the estimated costs of completion (to the stage of completion assumed in determining the selling price), holding and disposal. Estimated sales values are forecast based on comparable local sales (where applicable), trends as foreseen by knowledgeable local commercial real estate brokers or others active in the business and/or project specific experience such as offers made directly to the Company relating to the property. If the estimated future cash flows of a development are less than the carrying amount of a development, SFAS No. 121 requires a provision to be made to reduce the carrying amount of the development to fair value less cost to sell. In 1996, the Company changed its strategy with respect to certain real estate assets which resulted in a write-down that is described in Note 4 below.

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

[g]  Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," (see Note 5). Deferred income tax assets and liabilities are recognized for the effects of temporary differences between the financial statement carrying amounts and the income tax basis of assets and liabilities using enacted tax rates. In addition, future tax benefits, such as net operating loss carryforwards, are recognized currently to the extent such benefits are more likely than not to be realized as an economic benefit in the form of a reduction of income taxes in future years.

[h]  Earnings (Loss) Per Common Share
Earnings (loss) per common share amounts were calculated in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings (loss) per common share ("EPS") was computed by dividing net income (loss) less dividend and other requirements related to Preferred Stock by the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share was computed by giving effect to all dilutive potential common shares outstanding. The weighted-average shares used in the diluted earnings (loss) per common share computations were essentially the same as those used in the basic earnings (loss) per common share computations (see below). Basic EPS equals diluted EPS for all periods presented due to the immaterial effect of stock options and the antidilutive effect of conversion of the Company's Depositary Convertible Exchangeable Preferred Shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 1997, 1996 & 1995 (continued)

[1]  Summary of Significant Accounting Policies (continued)

[h]  Earnings (Loss) Per Common Share (continued)
Basic and diluted earnings (loss) per common share for the three years ended December 31, 1997 are calculated as follows (in thousands except per share amounts):


                                                                           1997               1996               1995
                                                                       ------------      --------------      -------------
Net income (loss)                                                      $     5,372       $     (70,603)      $    (27,585)
                                                                       ------------      --------------      -------------
Less:
  Declared or accrued dividends on $21.25 Senior Preferred Stock       $    (2,125)      $      (2,125)      $     (2,125)

  Dividends declared on Series B Preferred Stock                            (2,830)                 ---                ---
  Accretion deduction required to reinstate mandatory redemption
    value of Series B Preferred Stock over a period of 8-10 years             (368)                 ---                ---
                                                                       ------------      --------------      -------------
                                                                       $    (5,323)      $      (2,125)      $     (2,125)
                                                                       ------------      --------------      -------------
Earnings available for Common Shares                                   $        49       $     (72,728)      $    (29,710)
                                                                       ============      ==============      =============
Weighted average shares outstanding                                          5,059               4,808              4,655
                                                                       ------------      --------------      -------------
Basic and diluted earnings (loss) per Common Share                     $      0.01       $      (15.13)      $      (6.38)
                                                                       ============      ==============      =============


[i]  Cash and Cash Equivalents
Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

[j]  Reclassifications
Certain prior year amounts have been reclassified to be consistent with the current year classifications.

[k]  Impact of Recently Issued Accounting Standards
During 1997, SFAS No. 129 "Disclosure of Information about Capital" was issued. The Statement continues the requirements to disclose certain information about an enterprise's capital structure prescribed by previous accounting standards. The Company's current disclosures are in compliance with the requirements of the Statement.

During  1997,  SFAS No. 130  "Reporting  Comprehensive  Income" was issued.  The
Company will implement the provisions of the Statement in the quarter ending March 31, 1998. The Statement requires an enterprise to report certain changes in stockholders' equity that are not reported in net income, except those resulting from investments by and distributions to stockholders, and display these gains and losses below net income in the income statement, in a separate statement that begins with net income or in the statement of changes in stockholders' equity. The provisions of the Statement are limited to issues of reporting and presentation and do not affect matters of recognition and measurement of items of comprehensive income. Consequently, the Company does not expect the effect of its adoption of the Statement to be material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 1997, 1996 & 1995 (continued)

[1]  Summary of Significant Accounting Policies (continued)

[k]  Impact of Recently Issued Accounting Standards (continued)
Also during 1997, SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", which supersedes Statement No. 14 "Financial Reporting for Segments of a Business Enterprise", was issued. The Company will implement the provisions of the Statement for the year ending December 31, 1998. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Statement requires an enterprise to report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's financial statements. It requires an enterprise to report information about the revenues derived from its products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers. The provisions of the Statement relate primarily to issues of reporting and presentation, and the Company does not expect the effect of its adoption of the Statement to be material.

[2]  Joint Ventures

The Company, in the normal conduct of its business, has entered into partnership arrangements, referred to as "joint ventures," for certain construction and real estate development projects. Each of the joint venture participants is usually committed to supply a predetermined percentage of capital, as required, and to share in a predetermined percentage of the income or loss of the project. Summary financial information (in thousands) for construction and real estate joint ventures accounted for on the equity method for the three years ended December 31, 1997 follows:



Construction Joint Ventures

Financial position at December 31,                       1997                  1996                 1995
                                                   -----------------      ---------------      ---------------
  Current assets                                   $        403,058       $      329,999       $      227,578
  Property and equipment, net                                11,482               32,145               22,491
  Current liabilities                                      (292,184)            (236,752)            (151,311)
                                                   -----------------      ---------------      ---------------
  Net assets                                       $        122,356       $      125,392       $       98,758
                                                   =================      ===============      ===============


Equity                                             $         71,056       $       78,233       $       61,846
                                                   =================      ===============      ===============


Operations for the year ended December 31,               1997                  1996                 1995
                                                   -----------------      ---------------      ---------------
  Revenue                                          $      1,030,347       $      753,214       $      348,730
  Cost of operations                                        974,571              702,997              329,414
                                                   -----------------      ---------------      ---------------
  Pretax income                                    $         55,776       $       50,217       $       19,316
                                                   =================      ===============      ===============

Company's share of joint ventures
  Revenue                                          $        555,363       $      446,793       $      182,799
  Cost of operations                                        518,576              413,935              177,990
                                                   -----------------      ---------------      ---------------
  Pretax income                                    $         36,787       $       32,858       $        4,809
                                                   =================      ===============      ===============


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 1997, 1996 & 1995 (continued)

[2]  Joint Ventures (continued)

The Company has a centralized cash management arrangement with certain construction joint ventures in which it is the sponsor. Under this arrangement, excess cash is controlled by the Company; cash is made available to meet the individual joint venture requirements, as needed; and interest income is credited to the ventures at competitive market rates. In addition, certain joint ventures sponsored by other contractors, in which the Company participates, distribute cash at the end of each quarter to the participants who will then return these funds at the beginning of the next quarter. Of the total cash advanced at the end of 1997 ($29.8 million) and 1996 ($47.5 million), approximately $20.0 million in 1997 and $25.6 million in 1996 was deemed to be temporary.


Real Estate Joint Ventures

Financial position at December 31,                       1997                  1996                 1995
                                                   -----------------      ---------------      ---------------

  Property held for sale or development            $         11,544       $       12,683       $       18,350
  Investment properties, net                                125,234              168,833              173,468
  Other assets                                               20,645               64,530               61,700
  Long-term debt                                            (61,712)             (69,195)             (72,603)
  Other liabilities*                                       (222,131)            (334,087)            (305,755)
                                                   -----------------      ---------------      ---------------
  Net assets (liabilities)                         $       (126,420)      $     (157,236)      $     (124,840)
                                                   =================      ===============      ===============

  Equity **                                        $        (58,434)      $     (125,877)      $      (46,640)
  Advances                                                  146,332              222,341              198,741
                                                   -----------------      ---------------      ---------------
  Total Equity and Advances                        $         87,898       $       96,464       $      152,101
                                                   =================      ===============      ===============

  Total Equity and Advances, Long-term             $         86,598       $       71,253       $      148,225
  Total Equity and Advances, Short-term ***                   1,300               25,211                3,876
                                                   -----------------      ---------------      ---------------
                                                   $         87,898       $       96,464       $      152,101
                                                   =================      ===============      ===============

Operations for the year ended December 31,               1997                  1996                 1995
                                                   -----------------      ---------------      ---------------
  Revenue                                          $         24,486       $       42,921       $       49,560
                                                   -----------------      ---------------      ---------------
  Cost of operations -
    Depreciation                                   $          3,662       $        6,614       $        7,304
    Other                                                    63,225               64,289               73,829
                                                   -----------------      ---------------      ---------------
                                                   $         66,887       $       70,903       $       81,133
                                                   -----------------      ---------------      ---------------
  Pretax income (loss)                             $        (42,401)      $      (27,982)      $      (31,573)
                                                   =================      ===============      ===============

Company's share of joint ventures
  Revenue                                          $         13,252       $       22,502       $       23,424
                                                   -----------------      ---------------      ---------------
  Cost of operations -
    Depreciation                                   $          1,709       $        3,441       $        3,275
    Other ****                                               12,132               19,127               20,888
                                                   -----------------      ---------------      ---------------
                                                   $         13,841       $       22,568       $       24,163
                                                   -----------------      ---------------      ---------------
  Pretax income (loss)                             $           (589)      $          (66)      $         (739)
                                                   =================      ===============      ===============

* Included in "Other liabilities" are advances from joint venture partners in the amount of $287.6 million in 1995, $255.0 million in 1996, and $195.2 million in 1997. Of the total advances from joint venture partners, $198.7 million in 1995, $222.3 million in 1996, and $146.3 million in 1997

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended
December 31, 1997, 1996 & 1995 (continued)

[2]  Joint Ventures (continued)

               represented advances from the Company.

** When the Company's equity in a real estate joint venture is combined with advances by the Company to that joint venture, each joint venture has a positive investment balance at December 31, 1997.

***            Included in real estate inventory classified as current.

**** Other costs are reduced by the amount of interest income recorded by the Company on its advances to the respective joint ventures.

[3]  Long-term Debt

Long-term debt of the Company at December 31, 1997 and 1996 consists of the following (in thousands):


                                                                                        1997                1996
                                                                                   --------------      --------------
Real Estate Development:

Industrial revenue bonds, at 65% of prime, payable in semi-annual installments     $         432       $         891
Mortgages on real estate, at rates ranging from 8% to 10.82%, payable in
 installments                                                                              4,889               7,222
                                                                                   --------------      --------------
Total                                                                              $       5,321       $       8,113
Less - current maturities                                                                  4,999               3,826
                                                                                   --------------      --------------
  Net real estate development long-term debt                                       $         322       $       4,287
                                                                                   ==============      ==============

Other:

Revolving credit loans at an average rate of 8.2% in 1997 and 8.1% in 1996         $      80,000       $      85,000
Less - unamortized deferred value attributable to the Stock Purchase Warrants
  (see below)                                                                             (1,488)                ---
                                                                                   --------------      --------------
                                                                                   $      78,512       $      85,000
PB Capital bridge loan at a rate of prime plus 4%                                            ---              10,000
ESOT Notes at 8.24%, payable in semi-annual installments (Note 8)                          2,423               3,495
Industrial revenue bonds at various rates, payable in 2005                                 4,000               4,000
Bank loan at a rate of prime plus 1%, payable in May 1998                                  3,650                 ---
Other indebtedness                                                                         2,865               2,706
                                                                                   --------------      --------------
Total                                                                              $      91,450       $     105,201
Less - current maturities                                                                  6,874              12,595
                                                                                   --------------      --------------
  Net other long-term debt                                                         $      84,576       $      92,606
                                                                                   ==============      ==============

Payments required under these obligations amount to approximately $11,873 in 1998, $1,997 in 1999, $80,389 in 2000, and $4,000 in 2005.

Effective December 12, 1994, the Company entered into a revolving credit agreement with a group of major banks which provided, among other things, for the Company to borrow up to an aggregate of $125 million, with a $25 million maximum of such amount also being available for letters of credit. The Company could choose from three

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 1997, 1996 & 1995 (continued)

[3]  Long-term Debt (continued)

interest rate alternatives including a prime-based rate, as well as other interest rate options based on LIBOR (London inter-bank offered rate) or participating bank certificate of deposit rates.

The  revolving  credit  agreement,  as well as certain  other  loan  agreements, provided for, among other things, maintaining specified working capital and tangible net worth levels and, additionally, imposed limitations on indebtedness and future investment in real estate development projects. During 1996, the Company would have been in violation of certain of these financial covenants; however, the Company obtained waivers of any such violations. Effective February 26, 1996, certain modifications were made to the revolving credit agreement ("Amended Revolving Credit Agreement") including, among other things, additional collateral which consists of all available assets not included as collateral in other agreements and suspension of payment of the 53 1/8 cent per share quarterly dividend on the Company's Depositary Convertible Exchangeable Preferred Shares (see Note 8) until certain financial criteria are met. Also, effective February 26, 1996, the Company entered into a Bridge Loan Agreement with its revolver banks to borrow up to an additional $15 million at an interest rate of prime plus 2%. During November 1996, the Bridge Loan Facility was temporarily increased by $10 million to allow PB Capital Partners, L.P. ("PB
Capital"), one of the investors in the Company's new Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock") (see Note 7 for details of this transaction), to participate 100% in the additional Bridge Loan by temporarily loaning $10 million to the Company until such time as the issuance of the new Series B Preferred Stock was approved by the Company's shareholders. In connection with this transaction, the Company paid PB Capital a fee of $400,000 payable in shares of the Company's $1.00 par value Common Stock (47,267 shares) valued at fair market value at the time of the transaction. Concurrent with the approval of the Series B Preferred Stock by the Company's shareholders on January 17, 1997, the Company issued its Series B Preferred Stock for approximately $30 million, repaid the $10 million temporary Bridge Loan from PB Capital, and entered into a new revolving credit agreement with its bank group (the "New Credit Agreement").

Under the New Credit Agreement, the previous Revolving Credit Agreement and Bridge Loan Facility were combined into a single $129.5 million Credit Facility and the expiration dates extended from 1997 to January 1, 2000. The New Credit Agreement provides for scheduled mandatory reductions of the total $129.5 million Credit Facility in the amount of $15.0 million in 1997, $15.0 million in 1998, $12.5 million in 1999 and the balance in 2000. Receipt of 50% of the net proceeds from real estate sales in excess of $20 million and 80% of net proceeds from the sale of certain other assets immediately reduce the total commitment under the Credit Facility and can represent all or part of the decrease on the scheduled mandatory reduction dates. After the $15.0 million reduction on December 31, 1997, the total Credit Facility now aggregates $114.5 million. In consideration of the restructuring of the Credit Facilities, the Bank Group received fees in the amount of $444,000 and Stock Purchase Warrants enabling the participating banks to purchase up to 420,000 shares of the Company's Common Stock, $1.00 par value, at $8.30 per share, the average fair market value of the stock for the five business days prior to the January 17, 1997 closing, at any time during the ten year period ended January 17, 2007. The grant date present value of the Stock Purchase Warrants ($2,233,000) was calculated using the Black-Scholes option pricing model and was accounted for by an increase in Stockholders' Equity, with the offset being a valuation account netted against the related Revolving Credit Loans. The valuation account is being amortized over the approximate three-year term of the New Credit Agreement, with the offsetting charge ($745,000 during 1997) being to Other Income (Expense), net. The remaining unamortized balance is approximately $1,488,000 at December 31, 1997.

The New Credit Agreement provides for, among other things, maintaining specified working capital and tangible net worth levels, minimum operating cash flow levels, as defined, limitations on indebtedness and certain limitations on future cash dividends. In addition, the covenants of the Company's Amended Revolving Credit Agreement as well as the New Credit Agreement, effective
January 17, 1997, required the Company to suspend the payment of quarterly dividends on its $21.25 Preferred Stock (equivalent to $2.125 per Depositary Share) ("$21.25 Preferred

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 1997, 1996 & 1995 (continued)

[3]  Long-term Debt (continued)

Stock") until certain financial criteria are met (see Note 8).

[4]  Write Down of Certain Real Estate Assets

As of December 31, 1996, the Company changed its real estate strategy on certain of its properties from maximizing value by holding them through the necessary development and stabilization periods to a new strategy of generating short-term liquidity through an accelerated disposition or bulk sale. This change in strategy substantially reduced the estimated future cash flow from those properties. Therefore, an impairment loss on those properties, in an aggregate amount of $79.9 million, representing the excess of book value of those properties over their estimated future cash flow, was provided in the fourth quarter of 1996 in accordance with SFAS No. 121. An estimated allocation of the write-down by geographic area was California ($59.9 million), Arizona ($18 million), and Florida ($2 million). Revenues and pretax loss related to these properties included in the 1996 Statement of Operations were approximately $14.6 million and $.5 million, respectively.

[5]  Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109. This standard determines deferred income taxes based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities, given the provisions of enacted tax laws.

The (provision) credit for income taxes is comprised of the following (in thousands):


                       Federal             State             Foreign               Total
                    -------------      -------------      -------------       --------------
1997
 Current            $           -      $       (569)      $       (381)       $        (950)
 Deferred                       -                  -                  -                    -
                    -------------      -------------      -------------       --------------
                    $           -      $       (569)      $       (381)       $        (950)
                    =============      =============      =============       ==============
1996
 Current            $           -      $       (736)      $           -       $        (736)
 Deferred                       -               (94)                  -                 (94)
                    -------------      -------------      -------------       --------------
                    $           -      $       (830)      $           -       $        (830)
                    =============      =============      =============       ==============
1995
 Current            $           -      $        (11)      $           -       $         (11)
 Deferred                  2,726               (104)                  -               2,622
                    -------------      -------------      -------------       --------------
                    $      2,726       $       (115)      $           -       $       2,611
                    =============      =============      =============       ==============

The table below reconciles the difference between the statutory federal income tax rate and the effective rate provided in the statements of operations.

                                                       1997              1996               1995
                                                  --------------     -------------     --------------

Statutory federal income tax rate                            34%             (34)%              (34)%
State income taxes, net of federal tax benefit                6                1                  -
Foreign taxes                                                 6                -                  -
Change in valuation allowance                               (33)              34                 25
Goodwill and other                                            2                -                  -
                                                  --------------     -------------     --------------
Effective tax rate                                           15%               1 %               (9)%
                                                  ==============     =============     ==============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 1997, 1996 & 1995 (continued)

[5]  Income Taxes (continued)

The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 (in thousands):

                                                     1997                                  1996
                                      ----------------------------------     --------------------------------
                                         Deferred            Deferred           Deferred          Deferred
                                           Tax                 Tax                Tax               Tax
                                         Assets            Liabilities          Assets          Liabilities
                                      -------------       --------------     -------------     --------------

Provision for estimated losses        $      9,527        $            -      $    30,291      $            -
Contract losses                              4,071                     -            6,562                   -
Joint ventures - construction                    -                 8,093                -               8,176
Joint ventures - real estate                     -                 6,243                -              21,962
Timing of expense recognition                1,972                     -            4,370                   -
Capitalized carrying charges                     -                 1,894                -               1,813
Net operating loss carryforwards            23,798                     -           16,157                   -
Alternative minimum tax credit
 carryforwards                               2,442                     -            2,419                   -
General business tax credit
 carryforwards                               3,532                     -            3,532                   -
Foreign tax credit carryforwards               979                     -              979                   -
Other, net                                     517                     -              413                 321
                                      -------------       --------------     -------------     --------------
                                      $     46,838        $       16,230     $     64,723      $       32,272
Valuation allowance for deferred
 tax assets                                (30,608)                    -          (32,945)                  -
                                      -------------       --------------     -------------     --------------
Total                                 $     16,230        $       16,230     $     31,778      $       32,272
                                      =============       ==============     =============     ==============

The net of the above is deferred taxes in the amount of $0 in 1997 and $494 in 1996, which is classified in the respective Consolidated Balance Sheets as follows:

                                                                                       1997             1996
                                                                                    ----------       -----------
Long-term deferred tax liabilities (included in "Deferred Income Taxes and
Other Liabilities")                                                                 $    1,067       $     4,007
Short-term deferred tax asset                                                            1,067             3,513
                                                                                    ----------       -----------
                                                                                    $        0       $       494
                                                                                    ==========       ===========

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management's estimate of the amount which will be realized from future taxable income which can be predicted with reasonable certainty.

As a result of not providing any federal income tax benefit in 1996 and only a partial benefit in 1995, 1997 earnings benefited by approximately $2.1 million by not having to provide for any Federal income tax and approximately $75 million of future pretax earnings should benefit from minimal, if any, federal tax provisions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 1997, 1996 & 1995 (continued)

[5]  Income Taxes (continued)

At December 31, 1997, the Company has unused tax credits and net operating loss carryforwards for income tax reporting purposes which expire as follows (in thousands):


                    Unused               Foreign             Net Operating
                  Investment               Tax                    Loss
                 Tax Credits             Credits             Carryforwards
               ----------------      ---------------      --------------------

1998 - 1999    $             --       $          979      $                 --
2001 - 2006               3,532                   --                     1,404
2007 - 2012                  --                   --                    68,590
               ----------------      ---------------      --------------------
               $          3,532       $          979      $             69,994
               ================      ===============      ====================

Net operating loss carryforwards and unused tax credits may be limited in the event of certain changes in ownership interests of significant stockholders. In addition, approximately $1.4 million of the net operating loss carryforwards can only be used against the taxable income of the corporation in which the loss was recorded for tax and financial reporting purposes.

[6]  Deferred Income Taxes and Other Liabilities and Other Income (Expense), Net

Deferred Income Taxes and Other Liabilities
-------------------------------------------
Deferred income taxes and other liabilities at December 31, 1997 and 1996 consist of the following (in thousands):


                                           1997               1996
                                       -------------     ---------------

Deferred Income Taxes                  $       1,067     $         4,007
Insurance related liabilities                  8,173               9,385
Employee benefit-related liabilities           2,470               5,016
Other                                         12,391              12,889
                                       -------------     ---------------
                                       $      24,101     $        31,297
                                       =============     ===============
Other Income (Expense), Net
---------------------------
Other income (expense) items for the three years ended December 31, 1997 consist of the following (in thousands):

                                         1997           1996           1995
                                     ------------   -----------    -----------

Interest and dividend income         $     1,022    $    1,018     $    1,369
Minority interest (Note 1)                    75           416             10
Bank fees                                 (2,172)       (1,906)        (1,099)
Miscellaneous income (expense), net         (590)          (20)           534
                                     ------------   -----------    -----------
                                     $    (1,665)   $     (492)    $      814
                                     ============   ===========    ===========

[7]  Redeemable Series B Cumulative Convertible Preferred Stock

At a special stockholders' meeting on January 17, 1997, the Company's stockholders approved two proposals that allowed the Company to close a new equity transaction with a private investor group led by Richard C. Blum & Associates, L.P. immediately after the meeting. The transaction included, among other things, classification by the Board of Directors of 500,000 shares of Preferred Stock of the Company as Redeemable Series B Cumulative

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 1997, 1996 & 1995 (continued)

[7]  Redeemable Series B Cumulative Convertible Preferred Stock (continued)

Convertible Preferred Stock, par value $1.00 per share, (the "Series B Preferred Stock"), issuance of 150,150 shares of Series B Preferred Stock at $200 per share (or $30 million) to the investor group, (with the remainder of the shares set aside for possible future payment-in-kind dividends to the holders of the Series B Preferred Stock), amendments to the Company's By-Laws that redefined the Executive Committee and added certain powers (generally financial in nature), including the power to give overall direction to the Company's Chief Executive Officer, appointment of three new members, recommended by the investor group, to the Board of Directors, appointment of these same new directors to constitute a majority of the Executive Committee referred to above and repayment of the $10 million temporary Bridge Loan referred to in Note 3. Tutor-Saliba Corporation, a corporation controlled by a newly appointed Director, who is also a member of the Executive Committee and a newly appointed Officer of the Company, is a participant in certain construction joint ventures with the Company (see Note 14 "Related Party Transactions").

Dividends on the Series B Preferred Stock are generally payable at an annual rate of 7% when paid in cash and 10% of the liquidation preference of $200.00 per share when paid in-kind with Series B Preferred Stock compounded on a quarterly basis. According to the terms of the Series B Preferred Stock, it (i) ranks junior in cash dividend and liquidation preference to the $21.25 Convertible Exchangeable Preferred Stock and senior to Common Stock, (ii) provides that no cash dividends will be paid on any shares of Common Stock except for certain limited dividends beginning in 2001, (iii) is convertible into shares of Common Stock at an initial conversion price of approximately $9.68 per share (equivalent to 3,101,571 shares), (iv) has the same voting rights as shareholders of Common Stock immediately equal to the number of shares of Common Stock into which the Series B Preferred Stock can be converted, (v) generally has a liquidation preference of $200 per share of Series B Preferred Stock, (vi) is optionally redeemable by the Company after three years at a redemption price equal to the liquidating value per share and higher amounts if a Special Default, as defined, has occurred, (vii) is mandatorily redeemable by the Company if a Special Default has occurred and a holder of the Series B Preferred Stock requests such a redemption, (viii) is mandatorily redeemable by the Company for approximately one-third of the shares still outstanding on January 17, 2005 and one-third of the remaining shares in each of the next two years.

The initial proceeds ($30,030,000) received upon the issuance of 150,150 Series B Preferred Shares were reduced by related expenses of approximately $3.5 million. Due to the redeemable feature of the Series B Preferred Stock, this reduction has to be added back (or accreted) to reinstate its mandatory redemption value over a period of 8-10 years, with an offsetting charge to paid-in capital.

Subsequent to January 17, 1997, four quarterly dividends were paid-in-kind which aggregated 14,150 shares of Series B Preferred Stock at $200.00 per share (or $2,830,000). An analysis of Series B Preferred Stock transactions for the year ended December 31, 1997 follows:

                                           Number of
                                             Shares                 Amount
                                        ----------------      ------------------
                                                                (in thousands)

Initial issuance on January 17, 1997             150,150      $          30,030
Less - related expenses                              ---                 (3,472)
                                        ----------------      ------------------
                                                 150,150      $          26,558

10% in-kind dividends issued                      14,150                  2,830
Accretion                                            ---                    368
                                        ----------------      ------------------
                                                 164,300      $          29,756
                                        ================      ==================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 1997, 1996 & 1995 (continued)

[8]  Capitalization

(a)     $21.25 Convertible Exchangeable Preferred Stock
        ("$21.25 Preferred Stock")

        In June 1987, net proceeds of approximately $23,631,000 were received from the sale of 1,000,000 Depositary Convertible Exchangeable Preferred Shares (each Depositary Share representing ownership of 1/10 of a share of $21.25 Convertible Exchangeable Preferred Stock, $1 par value) at a price of $25 per Depositary Share. Annual dividends are $2.125 per Depositary Share and are cumulative. Generally, the liquidation preference value is $25 per Depositary Share plus any accumulated and unpaid dividends. The Preferred Stock of the Company, as evidenced by ownership of Depositary Shares, is convertible at the option of the holder, at any time, into Common Stock of the Company at a conversion price of $37.75 per share of Common Stock. The Preferred Stock is redeemable at the option of the Company at any time at $25 per share plus any unpaid dividends. The Preferred Stock is also exchangeable at the option of the Company, in whole but not in part, on any dividend payment date into 8 1/2% convertible subordinated debentures due in 2012 at a rate equivalent to $25 principal amount of debentures for each Depositary Share. In conjunction with the covenants of the Company's Amended Revolving Credit Agreement as well as the New Credit Agreement, effective January 17, 1997 (see Note 3), the Company was required to suspend the payment of quarterly dividends on its $21.25 Preferred Stock (equivalent to $2.125 per Depositary Share) until certain financial criteria are met. Therefore, the dividends on the $21.25 Preferred Stock have not been declared since 1995 (although they have been fully accrued due to the "cumulative" feature of the Preferred Stock). The aggregate amount of dividends in arrears is approximately $4,781,000 at December 31, 1997, which represents approximately $47.81 per share of Preferred Stock or approximately $4.78 per Depositary Share and is included in accrued expenses in the accompanying Consolidated Balance Sheet. Under the terms of the Preferred Stock, the holders of the Depositary Shares are entitled to elect two additional Directors since dividends have been deferred for more than six quarters and they currently plan to do so at the May 14, 1998 Annual Meeting.

(b)     Series A Junior Participating Preferred Stock

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

        On January 17, 1997, the Board of Directors amended the Company's Shareholder Rights Plan to (i) permit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 1997, 1996 & 1995 (continued)

[8]     Capitalization (continued)

        the acquisition of the Series B Preferred Stock by certain investors (see Note 7 above), any additional Preferred Stock issued as a dividend thereon, any Common Stock issued upon conversion of the Series B Preferred Stock and certain other events without triggering the distribution of the Rights; (ii) lower the threshold for the occurrence of a Stock Acquisition Date from 20% to 10%; and (iii) extend the expiration date of the Plan from September 23, 1998 to January 21, 2007.

(c)     ESOT Related Obligations

        In July 1989, the Company sold 262,774 shares of its $1 par value Common Stock, previously held in treasury, to its Employee Stock Ownership Trust ("ESOT") for $9,000,000. The ESOT borrowed the funds via a placement of 8.24% Senior Unsecured Notes ("Notes") guaranteed by the Company. The Notes are payable in 20 equal semi-annual installments of principal and interest commencing in January 1990. The Company's annual contribution to the ESOT, plus any dividends accumulated on the Company's Common Stock held by the ESOT, will be used to repay the Notes. Since the Notes are guaranteed by the Company, they are included in "Long-Term Debt" with an offsetting reduction in "Stockholders' Equity" in the accompanying Consolidated Balance Sheets. The amount included in "Long-Term Debt" will be reduced and "Stockholders' Equity" reinstated as the Notes are paid by the ESOT (see Note 3).

[9]  Stock Options

At December 31, 1997 and 1996, 481,610 shares of the Company's authorized but unissued Common Stock were reserved for issuance to employees under its 1982 Stock Option Plan. Options are granted at fair market value on the date of grant, as defined, and generally become exercisable in two equal annual installments on the second and third anniversary of the date of grant and expire eight years from the date of grant. Options for 240,000 shares of Common Stock granted in 1992 become exercisable on March 31, 2001 if the Company achieves a certain profit target in the year 2000; may become exercisable earlier if certain interim profit targets are achieved; and to the extent not exercised, expire 10 years from the date of grant. A summary of stock option activity related to the Company's 1982 Stock Option Plan is as follows:

                                                    Option Price Per Share
                                                    ----------------------
                                                                                 Shares
                                     Number                         Weighted    Available
                                    of Shares        Range          Average     To Grant
                                    ---------        -----          -------     --------
Outstanding at December 31, 1995       378,650   $10.44-$33.06       $16.65      102,960
  Granted                                   --   $    -              $ -
  Canceled                             (15,150)  $11.06-$33.06       $20.53
Outstanding at December 31, 1996       363,500   $10.44-$33.06       $16.48      118,110
  Granted                               10,000   $ 8.00              $ 8.00
  Canceled                             (25,150)  $11.06-$33.06       $28.01
Outstanding at December 31, 1997       348,350   $ 8.00-$24.00       $15.41      133,260


In addition, 225,000 shares of Common Stock, $1.00 par value, were reserved for options granted on January 17, 1997 to four members of the redefined Executive Committee (see Note 7) at $8.38 per share, fair market value at the date of grant. The terms of these options are generally similar to options granted under the 1982 Plan except as to the timing of the exercisability, which is May 17, 2000. These options expire on January 16, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 1997, 1996 & 1995 (continued)

[9]  Stock Options (continued)

Options outstanding at December 31, 1997 and related weighted average price and life information follows:


 Remaining        Grant          Options           Options         Exercise
Life (Years)      Date         Outstanding       Exercisable         Price
------------      ----         -----------       -----------         -----
     1          05/17/90          17,150            17,150          $24.00
     2          07/16/91          51,200            51,200          $11.06
     3          12/21/92         240,000            90,000          $16.44
     5          03/22/94          20,000            20,000          $13.00
     6          05/18/95          10,000             5,000          $10.44
     8          01/17/97         225,000              --            $ 8.38
     8          07/08/97          10,000              --            $ 8.00

When options are exercised, the proceeds are credited to stockholders' equity. In addition, the income tax savings attributable to nonqualified options exercised are credited to paid-in surplus. The Company elected the optional pro forma disclosures under SFAS No. 123 as if the Company adopted the cost recognition requirements in 1995. The estimated values shown below are based on the Black-Scholes option pricing model for options granted in 1995 through 1997.

                                                            Assumptions
                               ------------------------------------------------------------------
                                                    Expected         Risk-free
  Grant Date     Fair Value    Dividend Yield      Volatility      Interest Rate    Expected Life
  ----------     ----------    --------------      ----------      -------------    -------------
   05/18/95     $     58,000         0%                37%             6.58%              8
   01/17/97     $  1,070,127         0%                39%             6.50%              8
   07/08/97     $     44,086         0%                38%             6.31%              8

If SFAS No. 123 had been fully implemented, stock based compensation costs would have decreased net income in 1997 by $354,992 (or $0.07 per Common Share) and increased the net loss in 1996 and 1995 by $19,000. The effect of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts.

[10]  Employee Benefit Plans

The Company and its U.S. subsidiaries have a defined benefit plan that covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The plan is noncontributory and benefits are based on an employee's years of service and "final average earnings", as defined. The plan provides reduced benefits for early retirement and takes into account offsets for social security benefits. All employees are vested after 5 years of service. Net pension cost for 1997, 1996 and 1995 follows (in thousands):


                                               1997            1996           1995
                                            ----------     -----------     -----------
Service cost - benefits earned during the
period                                      $    1,072      $    1,247      $      988
Interest cost on projected benefit
obligation                                       3,298           3,062           2,956
Return on plan assets:
  Actual                                        (6,901)         (4,053)         (6,971)
  Deferred                                       3,838           1,263           4,217
                                            ----------     -----------     -----------
Net pension cost                            $    1,307      $    1,519      $    1,190
                                            ==========     ===========     ===========

Actuarial assumptions used:
  Discount rate                                  7 % *        7 1/2% **        7 %  ***
  Rate of increase in compensation               4 %          4    %           4 %  ***
  Long-term rate of return on assets             8 %          8    %           8 %


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 1997, 1996 & 1995 (continued)

[10]  Employee Benefit Plans (continued)

* Rate was changed effective December 31, 1997 and resulted in a $2.8 million increase in the projected benefit obligation referred to below.

** Rate was changed effective December 31, 1996 and resulted in a $2.7 million decrease in the projected benefit obligation referred to below.

*** Rates were changed effective December 31, 1995. The decrease in the discount rate resulted in an increase in the projected benefit obligations of $8.1 million, while the decrease in the rate of increase in compensation resulted in a decrease in the projected benefit obligations of $1.3 million, resulting in a net increase of $6.8 million in 1995 in the projected benefit obligations.

The Company's plan has assets in excess of its accumulated benefit obligations. Plan assets generally include equity and fixed income funds. The status of the Company's employee pension benefit plan is summarized below (in thousands):

                                                                                         December 31,
                                                                                 ----------------------------
                                                                                    1997             1996
                                                                                 -----------      -----------
Assets available for benefits:
  Funded plan assets at fair value                                               $   46,774       $   40,618
  Accrued pension expense                                                             4,037            4,355
                                                                                 -----------      -----------
Total assets                                                                     $   50,811       $   44,973
                                                                                 -----------      -----------

Actuarial present value of benefit obligations:
  Accumulated benefit obligations, including vested benefits of $45,821 and
  $40,198                                                                        $   46,282       $   40,596
  Effect of future salary increases                                                   3,885            3,628
                                                                                 -----------      -----------
Projected benefit obligations                                                    $   50,167       $   44,224
                                                                                 -----------      -----------

Excess of assets available over projected benefits                               $      644       $      749
                                                                                 ===========      ===========

Consisting of:
  Unamortized net liability existing at date of adopting SFAS No. 87             $      (18)      $      (24)
  Unrecognized net gain (loss)                                                          358              347
  Unrecognized prior service cost                                                       304              426
                                                                                 -----------      -----------
                                                                                 $      644       $      749
                                                                                 ===========      ===========

The Company also has a contributory Section 401(k) plan and a noncontributory Employee Stock Ownership Plan (ESOP) which cover its executive, professional, administrative and clerical employees, subject to certain specified service requirements. Under the terms of the Section 401(k) plan, the provision is based on a specified percentage of profits, subject to certain limitations. Contributions to the related ESOT are determined by the Board of Directors and may be paid in cash or shares of the Company's Common Stock.

The Company's policy is generally to fund currently the costs accrued under the pension plan, Section 401(k) plan and the ESOP.

The Company also has an unfunded supplemental retirement plan for certain employees whose benefits under principal salaried retirement plans are reduced because of compensation limitations under federal tax laws. Pension expense for this plan was $.2 million in each of the last three years. At December 31, 1997, the projected benefit obligation was $1.5 million. A corresponding accumulated benefit obligation of $1.2 million has been recognized as a liability in the consolidated balance sheet and is equal to the amount of the vested benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 1997, 1996 & 1995 (continued)

[10]  Employee Benefit Plans (continued)

In addition, the Company has an incentive compensation plan for key employees which is generally based on achieving certain levels of profit within their respective business units.

The aggregate amounts provided under these employee benefit plans were $8.5 million in 1997, $8.5 million in 1996 and $7.6 million in 1995.

The Company also contributes to various multi-employer union retirement plans under collective bargaining agreements, which provide retirement benefits for substantially all of its union employees. The aggregate amounts provided in accordance with the requirements of these plans were $8.8 million in 1997, $8.5 million in 1996 and $12.6 million in 1995. The Multi-employer Pension Plan Amendments Act of 1980 defines certain employer obligations under multi-employer plans. Information regarding union retirement plans is not available from plan administrators to enable the Company to determine its share of unfunded vested liabilities.

[11]  Contingencies and Commitments

In connection with the Rincon Center real estate development joint venture, the Company's wholly-owned real estate subsidiary currently guarantees the payment of interest on both mortgage and bond financing covering the project with loans totaling $49.2 million; has guaranteed amortization payments on these borrowings which the Company estimates to be a maximum of $2.5 million; and has guaranteed a master lease under a sale operating lease-back transaction. In calculating the potential obligation under the master lease guarantee, the Company has an agreement with its lenders which employs a 10% discount rate and no increases in future rental rates beyond current lease terms. Based on these assumptions, Management believes its additional future obligation will not exceed $1.9 million. The Company has also guaranteed the subsidiary's $2.5 million amortization guaranty and 80% of the master lease payments through June of 1998. During 1997, a $3.7 million secured letter of credit, which had been issued as security for the project borrowings, was allowed by the Company's subsidiary to be drawn and the funds applied to reduce the loan balance. This accommodation was made in connection with an agreement with the lender to extend credit support provided for the bond financing.

As part of the sale operating lease-back transaction, the joint venture, in which the Company's real estate subsidiary is a 46% general partner, agreed to obtain a financial commitment on behalf of the lessor to replace at least $43 million of long-term financing by July 1, 1993. To satisfy this obligation, the partnership successfully extended existing financing to July 1, 1998. To complete the extension, the partnership had to advance funds to the lessor sufficient to reduce the financing from $46.5 million to $40.5 million. Subsequent payments through 1997 have further reduced the loan to $33.9 million. In addition, as part of the obligations of the extension, the partnership will have to further amortize the debt from its current level to $33 million through additional lease payments through June of 1998. Under the master lease, if by January 1, 1998, a further extension or new commitment for financing on the property for at least $33 million had not been arranged, then the joint venture is deemed to have offered to purchase the property for approximately $18.8 million in excess of the then outstanding debt. As of that date, no new commitment had been secured although negotiations with the current lender were in progress. In order to allow those discussions to continue, the lessor agreed to temporarily delay the enforcement of the purchase requirement. In addition, the joint venture has disputed its obligation to make a $226,000 payment to lessor, which the lessor claims was due on February 1, 1998. The lessor has issued a notice of default in order to preserve its rights, but has agreed temporarily to delay the exercise of any remedies in order to facilitate a continuation of the parties' discussions. Since January 1, 1998, the joint venture and the lender have reached a preliminary agreement on a restructure of the existing financing. That preliminary agreement is subject to further negotiations and approvals of several parties including the lessor and the Company's revolving credit facility banks. If implemented, this preliminary agreement may require the joint venture to give up all or part of its economic interest in the commercial and retail segments of that portion of the property identified as Rincon One. The preliminary agreement would also release the joint venture from all future liabilities under the master lease, including the obligation to repurchase that segment of the property. In the opinion of management, the final resolution of any

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 1997, 1996 & 1995 (continued)

[11]  Contingencies and Commitments (continued)

adjustment to the terms of the master lease and extension of the existing financing is not expected to have a material impact on the results of operations or financial condition as reported in the accompanying financial statements.

In 1993, the joint venture also extended $29 million of the $61 million financing, then outstanding through October 1, 1998. This extension required a $.6 million up front paydown. Subsequent paydowns through 1997 further reduced the loan by $10.7 million. This included the application of the $3.7 million letter of credit funds in 1997 described above. The joint venture may be required to amortize up to $3.3 million more of the principal in 1998, however, under certain conditions that amortization could be as low as $2.5 million. At the same time that it reached a preliminary agreement on the extension of financing under the sale operating lease-back transaction, the joint venture also reached a preliminary agreement covering the extension of this financing to December 1, 2000. The terms of the proposed extension still require additional approvals and final documentation. However, if implemented, the agreement provides for the elimination of any joint venture, partner or Company guarantees beyond the current October 1, 1998 maturity date.

Total lease payments and debt service including amortization at Rincon Center are $11.7 million through 1998. It is expected that some but not all of these requirements will be generated by the project's operations. The Company's real estate subsidiary and, to a more limited extent, the Company, are obligated to fund any of the loan amortization and/or lease payments at Rincon in the event sufficient funds are not generated by the property or contributed to it by its partners. Based on current Company forecasts, it is expected the maximum exposure to service these commitments in 1998 is $8.1 million. If the current financing agreements are approved and implemented, any requirement of the Company and/or its wholly-owned real estate subsidiary to provide cash to the joint venture after 1998, will be significantly reduced or eliminated.

In a separate agreement related to this same property, the 20% co-general partner has indicated it does not currently have nor does it expect to have the financial resources to fund its share of capital calls. Therefore, the Company's wholly-owned real estate subsidiary agreed to lend this 20% co-general partner on an as-needed basis, its share of any capital calls which the partner cannot meet. In return, the Company's subsidiary receives a priority return from the partnership on those funds it advances for its partner and penalty fees in the form of rights to certain other distributions due the borrowing partner from the partnership. The severity of the penalty fees increases in each succeeding year for the next several years. The subsidiary advanced approximately $1.8 million during 1997 and $5.3 million to date under this agreement.

Included in the current loan agreements related to the Rincon joint venture, among other things, are provisions that, under certain circumstances, could limit the subsidiary's ability to dividend funds to the Company. In the opinion of management, these provisions should not affect the operations of the Company or the subsidiary.

During 1997, a joint venture, in which the Company is a 50% participant, entered into a $5 million line of credit, secured by the joint venture accounts receivable. The line of credit is available for the duration of the joint venture and is guaranteed by the Company on a joint and several basis, and as of December 31, 1997, no amounts were outstanding under the line.

On July 30, 1993, the U.S. District Court (D.C.), in a preliminary opinion, upheld terminations for default on two adjacent contracts for subway construction between Mergentime-Perini, under two joint ventures, and the Washington Metropolitan Area Transit Authority ("WMATA") and found the Mergentime Corporation, Perini Corporation and the Insurance Company of North America, the surety, jointly and severally liable to WMATA for damages in the amount of $16.5 million, consisting primarily of excess reprocurement costs to complete the projects. Many issues were left partially or completely unresolved by the opinion, including substantial joint

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 1997, 1996 & 1995 (continued)

[11]  Contingencies and Commitments (continued)

venture claims against WMATA. As a result of developments in the case during the third quarter of 1995, the Company established a reserve with respect to the litigation.

In July 1997, the remaining issues were ruled on by the Court, which awarded approximately $4.3 million to the joint venture, thereby reducing the net amount payable to approximately $12.2 million. The joint venture has appealed the decision. As a result of the decision, there is no additional impact on the Company's Statement of Operations because of the reserve provided in prior years. The actual funding of net damages, if any, will be deferred until the appeal process is complete.

Contingent liabilities also include liability of contractors for performance and completion of both company and joint venture construction contracts. In addition, the Company is a defendant in various lawsuits, arbitration and alternative dispute resolution ("ADR") proceedings. In the opinion of management, the resolution of these proceedings will not have a material effect on the results of operation or financial condition as reported in the accompanying financial statements.

[12]  Unaudited Quarterly Financial Data

The following table sets forth unaudited quarterly financial data for the years ended December 31, 1997 and 1996 (in thousands, except per share amounts):


                                                           1997 by Quarter
                                 ---------------------------------------------------------------
                                     1st              2nd              3rd              4th
                                 ------------     ------------     ------------     ------------
Revenues                         $   327,219      $   388,924      $   328,169      $   280,179
Net income (loss)                $     1,861      $     2,333      $     2,927      $    (1,749)
Basic & diluted earnings (loss)
  per common share               $      0.15      $      0.19      $      0.30           $(0.62)


                                                           1996 by Quarter
                                 ---------------------------------------------------------------
                                     1st              2nd              3rd              4th
                                 ------------     ------------     ------------     ------------
Revenues                         $   270,029      $   316,492      $   340,670      $   343,093
Net income (loss)                $     1,487      $     2,024      $     2,311      $   (76,425)  *
Basic & diluted earnings (loss)
  per common share               $      0.20      $      0.31      $      0.37      $    (15.79)

* Includes a non-cash $79.9 million write-down of certain real estate assets (see Note 4).

[13]  Business Segments and Foreign Operations

The Company is currently engaged in the construction and real estate development businesses. The Company provides general contracting, construction management and design-build services to private clients and public agencies throughout the United States and selected overseas locations. The Company's construction business involves three types of operations: civil, building and international. The Company's real estate development operations are concentrated in Arizona, California, Florida, Georgia and Massachusetts; however, the Company has not commenced the development of any new real estate projects since 1990. The following tables set forth certain business and geographic segment information relating to the Company's operations for the three years ended

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 1997, 1996 & 1995 (continued)

[13] Business Segments and Foreign Operations (continued)

December 31, 1997 (in thousands):


Business Segments
                                             Revenues
                   ------------------------------------------------------------
                        1997                  1996                   1995
                   ---------------      -----------------      ----------------
Construction       $     1,276,033      $      1,224,428       $     1,056,673
Real Estate                 48,458                45,856                44,395
                   ---------------      -----------------      ----------------
                   $     1,324,491      $      1,270,284       $     1,101,068
                   ===============      =================      ================

                                   Income (Loss) From Operations
                   ------------------------------------------------------------
                        1997                  1996                   1995
                   ---------------      -----------------      ----------------

Construction       $       26,464       $         28,198       $       (15,322)
Real Estate                (2,187)               (82,467)               (2,921)
Corporate                  (5,956)                (5,141)               (4,185)
                   ---------------      -----------------      ----------------
                   $       18,321       $        (59,410)      $       (22,428)
                   ===============      =================      ================

                                              Assets
                   ------------------------------------------------------------
                        1997                  1996                   1995
                   ---------------      -----------------      ----------------

Construction       $      260,815       $        318,333       $       298,564
Real Estate               119,735                132,215               209,789
Corporate*                 34,374                 13,744                30,898
                   ---------------      -----------------      ----------------
                   $      414,924       $        464,292       $       539,251
                   ===============      =================      ================

                                       Capital Expenditures
                   ------------------------------------------------------------
                        1997                  1996                   1995
                   ---------------      -----------------      ----------------

Construction       $        1,696       $          1,449       $         1,960
Real Estate                14,740                  8,989                 9,555
                   ---------------      -----------------      ----------------
                   $       16,436       $         10,438       $        11,515
                   ===============      =================      ================

                                           Depreciation
                   ------------------------------------------------------------
                        1997                  1996                   1995
                   ---------------      -----------------      ----------------

Construction       $        1,709       $          1,969       $         2,307
Real Estate**                 227                    558                   400
                   ---------------      -----------------      ----------------
                   $        1,936       $          2,527       $         2,707
                   ===============      =================      ================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 1997, 1996 & 1995 (continued)

[13]  Business Segments and Foreign Operations (continued)

Geographic
Segments
                                           Revenues
                 ------------------------------------------------------------
                      1997                  1996                   1995
                 ---------------      -----------------      ----------------

United States    $    1,305,465       $      1,256,323       $     1,084,390
Foreign                  19,026                 13,961                16,678
                 ---------------      -----------------      ----------------
                 $    1,324,491       $      1,270,284       $     1,101,068
                 ===============      =================      ================

                                 Income (Loss) From Operations
                 ------------------------------------------------------------
                      1997                  1996                   1995
                 ---------------      -----------------      ----------------

United States    $       23,473       $        (55,047)      $       (15,405)
Foreign                     804                    778                (2,838)
Corporate                (5,956)                (5,141)               (4,185)
                 ---------------      -----------------      ----------------
                 $       18,321       $        (59,410)      $       (22,428)
                 ===============      =================      ================

                                            Assets
                 ------------------------------------------------------------
                      1997                  1996                   1995
                 ---------------      -----------------      ----------------

United States    $       376,771      $        446,408       $       503,114
Foreign                    3,779                 4,140                 5,239
Corporate*                34,374                13,744                30,898
                 ---------------      -----------------      ----------------
                 $       414,924      $        464,292       $       539,251
                 ===============      =================      ================


 * In all years, corporate assets consist principally of cash, cash equivalents, marketable securities and other investments available for general corporate purposes.

** Does not include approximately $2 to $3 million of depreciation that represents its share from real estate joint ventures. (See Note 2 to Notes to the Consolidated Financial Statements.)

Contracts with various federal, state, local and foreign governmental agencies represented approximately 51% of construction revenues in 1997, 52% in 1996 and 56% in 1995.

[14]  Related Party Transactions

Effective with the issuance of the Series B Preferred Stock described in Note 7 above, the Company entered into an agreement with Tutor-Saliba Corporation ("TSC"), a California corporation engaged in the construction industry, and Ronald N. Tutor, Chief Executive Officer and sole stockholder of TSC, to provide certain management services, as defined. TSC holds a 6.81% interest in the Company's $1.00 par value Common Stock and currently participates in active joint ventures with the Company with a total contract value of approximately $800 million. Mr. Tutor was appointed as one of the three new directors in accordance with the terms of the Series B transaction, a member of the Executive Committee of the Board and, during 1997, acting Chief Operating Officer of the Company. Effective January 1, 1998, Mr. Tutor was elected Vice Chairman of the Board of Directors. Compensation for the management services consists of a monthly payment of $12,500 to TSC and options granted to Mr. Tutor to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 1997, 1996 & 1995 (continued)

[14]  Related Party Transactions (continued)

purchase 150,000 shares of the Company's 1.00 par value Common Stock at fair market value (which are included as part of the 225,000 options granted in 1997 as described in Note 9).

During 1997, the Company, with the approval of its Board of Directors, consummated a transaction whereby it sold its 20% interest in two joint ventures to TSC, the sponsoring partner, for a negotiated price of $4.5 million, representing the Company's share of the current total forecasted profit less a discount of approximately 7%. Since one project was approximately 24% complete and the other project was 57% complete as of December 31, 1997, the impact of this transaction was to accelerate approximately $3.2 million of contract profits and receipt of the related cash.

Report of Independent Public Accountants



To the Stockholders of Perini Corporation:

We have audited the accompanying consolidated balance sheets of PERINI CORPORATION (a Massachusetts corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perini Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP



Boston, Massachusetts
February 13, 1998

Report of Independent Public Accountants on Schedules



To the Stockholders of Perini Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated February 13, 1998. Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplemental schedules listed in the accompanying index are the responsibility of the Company's management and are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP



Boston, Massachusetts
February 13, 1998

                                                                     Schedule I

                                        Perini Corporation (Parent Company)
                                   Condensed Financial Information of Registrant
                                                   Balance Sheet
                                             (In Thousands of Dollars)



                                 Assets
                                                                                         December 31,
                                                                               -----------------------------
                                                                                    1997             1996
                                                                                    ----             ----
CURRENT ASSETS:

    Cash and cash equivalents                                                    $  24,789        $  10,614
    Accounts and notes receivable, including retainage of $8,110
      and $11,041, respectively                                                     24,168           31,795
    Unbilled work                                                                   19,699           20,375
    Construction joint ventures                                                     62,919           71,070
    Deferred tax asset                                                               1,067            3,513
    Other current assets                                                             1,183            1,423
                                                                               -----------      -----------

            Total current assets                                                 $ 133,825        $ 138,790
                                                                               -----------      -----------
INVESTMENTS AND OTHER ASSETS:

    Investments in subsidiaries                                                  $ 147,177        $ 138,559
    Other                                                                            4,336            3,804
                                                                               -----------      -----------

            Total investments and other assets                                   $ 151,513        $ 142,363
                                                                               -----------      -----------
PROPERTY AND EQUIPMENT, at cost

    Land                                                                         $     826        $     793
    Buildings and improvements                                                      11,868           11,931
    Construction equipment                                                           5,306            7,411
    Other                                                                            5,464            5,556
                                                                               -----------      -----------
                                                                                 $  23,464        $  25,691
    Less:  Accumulated depreciation                                                 13,976           15,807
                                                                               -----------      -----------

            Total property and equipment, net                                    $   9,488        $   9,884
                                                                               -----------      -----------

                                                                                 $ 294,826        $ 291,037
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

                                                                     Schedule I

                   Perini Corporation (Parent Company)
              Condensed Financial Information of Registrant
                        Balance Sheet (Continued)
                        (In Thousands of Dollars)


                  Liabilities and Stockholders' Equity
                                                                                         December 31,
                                                                              ---------------------------------
                                                                                    1997             1996
                                                                                    ----             ----
CURRENT LIABILITIES:
    Current maturities of long-term debt                                        $    6,874        $  12,595
    Accounts payable, including retainage of $3,520 and $5,639,
       respectively                                                                 10,103           22,350
    Advances from construction joint ventures                                       26,501           44,478
    Deferred contract revenue                                                        2,217            2,612
    Accrued expenses                                                                19,884           16,648
                                                                                -----------      ----------
            Total current liabilities                                           $   65,579       $   98,683
                                                                                -----------      ----------
DEFERRED INCOME TAXES AND OTHER LIABILITIES                                     $   19,287       $   25,094
                                                                                -----------      ----------
INTERCOMPANY NOTES AND ADVANCES PAYABLE, net                                    $   54,728       $   39,096
                                                                                -----------      ----------
LONG-TERM DEBT, less current maturities included above                          $   84,576       $   92,606
                                                                                -----------      ----------
REDEEMABLE SERIES B CUMULATIVE CONVERTIBLE
PREFERRED STOCK:
    Authorized:  500,000 shares
    Issued and Outstanding:  164,300 shares
    ($32,860 aggregate liquidation preference)                                  $   29,756       $      ---
                                                                                -----------      ----------
STOCKHOLDERS' EQUITY:
    Preferred Stock, $1 par value:
        Authorized:  500,000 shares
        Designated, issued and outstanding:  100,000 shares
        ($25,000 aggregate liquidation preference)                              $      100       $      100
    Series A junior participating Preferred Stock, $1 par value:
        Designated:  200,000 shares
        Issued:  None
    Stock Purchase Warrants                                                          2,233              ---
    Common Stock, $1 par value:
        Authorized:  15,000,000 shares
        Issued:  5,267,130 shares and 5,032,427 shares                               5,267            5,032
    Paid-in surplus                                                                 53,012           57,080
    Retained earnings (deficit)                                                    (15,294)         (20,666)
    ESOT related obligations                                                        (2,663)          (3,856)
                                                                                -----------      -----------
                                                                                $   42,655       $   37,690
    Less:  Common Stock in treasury, at cost - 110,084 shares and
        133,779  shares                                                              1,755            2,132
                                                                                -----------      -----------

            Total stockholders' equity                                          $   40,900       $   35,558
                                                                                -----------      -----------

                                                                                $  294,826       $  291,037
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

                                                                     Schedule I

                                        Perini Corporation (Parent Company)
                                   Condensed Financial Information of Registrant
                                              Statement of Operations
                                             (In Thousands of Dollars)




                                                                        For the years ended December 31,
                                                                 ----------------------------------------------
                                                                      1997            1996            1995
                                                                      ----            ----            ----
REVENUE:

    Construction operations                                         $  44,921      $ 102,786       $ 161,444
    Share of construction joint ventures                              339,639        276,739         129,987
                                                                    ---------      ---------       ---------
                                                                    $ 384,560      $ 379,525       $ 291,431
                                                                    ---------      ---------       ---------
COST OF OPERATIONS:

    Construction operations                                         $  44,577      $ 101,107       $ 174,239
    Share of construction joint ventures                              315,508        253,210         127,384
                                                                    ---------      ---------       ---------
                                                                    $ 360,085      $ 354,317       $ 301,623
                                                                    ---------      ---------       ---------
            GROSS PROFIT FROM OPERATIONS                            $  24,475      $  25,208       $ (10,192)

General, administrative and selling expenses                           17,100         17,758          16,983
                                                                    ---------      ---------       ---------
            INCOME (LOSS) FROM OPERATIONS                           $   7,375      $   7,450       $ (27,175)

Other Income (Expense), net                                            (1,977)        (1,391)            306
Interest expense including intercompany interest of
$7,183, $1,726 and $4,805, respectively                               (17,083)       (11,123)        (12,933)
                                                                    ---------      ---------       ---------
            LOSS BEFORE INCOME TAXES AND
            EQUITY IN NET INCOME (LOSS) OF
            SUBSIDIARIES                                            $ (11,685)     $  (5,064)      $ (39,802)

Equity in net income (loss) of subsidiaries                            18,007        (64,709)          9,606
                                                                    ---------      ---------       ---------
            INCOME (LOSS) BEFORE INCOME TAXES                       $   6,322      $ (69,773)      $ (30,196)

(Provision) Credit for income taxes                                      (950)          (830)          2,611
                                                                    ---------      ---------       ---------
            NET INCOME (LOSS)                                       $   5,372      $ (70,603)      $ (27,585)
                                                                    =========      =========       =========




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

                                                                     Schedule I

                                        Perini Corporation (Parent Company)
                                   Condensed Financial Information of Registrant
                                              Statement of Cash Flows
                                             (In Thousands of Dollars)

                                                                       For the years ended December 31,
                                                                 --------------------------------------------
                                                                      1997           1996           1995
                                                                      ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                              $    5,372     $(70,603)      $(27,585)
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        Depreciation                                                    1,110        1,128          1,141
        Amortization of deferred debt expense, Stock Purchase
          Warrants and other                                            2,010          895            614
        Noncurrent deferred taxes and other liabilities                (5,807)     (20,371)        13,100
        Distributions greater (less) than earnings of joint
          ventures                                                     (2,092)      (5,734)        12,385
        Equity in net (income) loss of subsidiaries                   (18,007)      64,709         (9,606)
        Cash provided from (used by) changes in
          components of working capital other than cash
          and current maturities of long-term debt                   (17,710)       14,418         36,898
        Other non-cash items, net                                       (431)         (732)        (1,455)
                                                                 ------------  ------------    -----------
            NET CASH (USED BY) PROVIDED FROM
            OPERATING ACTIVITIES                                   $ (35,555)    $ (16,290)      $ 25,492
                                                                 ------------  ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                   $     906     $   1,359       $  1,069
    Cash distributions of capital from unconsolidated
      construction joint ventures                                     14,447         4,642         19,445
    Acquisition of property and equipment                             (1,189)         (745)        (1,242)
    Capital contributions to unconsolidated
      construction joint ventures                                     (5,013)      (12,920)       (27,734)
    Increase (decrease) in intercompany notes,
      advances and equity                                             23,687       (23,949)          (169)
    Investment in other activities                                      (463)       (2,995)          (239)
                                                                 ------------  ------------   ------------
            NET CASH PROVIDED FROM (USED BY)
            INVESTING ACTIVITIES                                   $  32,375     $ (34,608)      $ (8,870)
                                                                 ------------  ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of Redeemable Series B Preferred
      Stock, net                                                   $  26,558     $      -        $     -
    Proceeds from long-term debt                                       5,035        24,706         12,033
    Repayment of long-term debt                                      (16,105)       (1,693)        (1,802)
    Treasury Stock issued                                                166         1,171          2,243
    Finance fee paid in stock                                             -            400             -
    Common Stock issued                                                1,701            -              -
    Cash dividends paid                                                   -             -          (2,125)
                                                                 ------------  ------------   ------------
            NET CASH PROVIDED FROM
            FINANCING ACTIVITIES                                   $  17,355     $  24,584       $ 10,349
                                                                 ------------  ------------   ------------
Net increase (decrease) in cash and cash equivalents               $  14,175     $ (26,314)      $ 26,971
Cash and cash equivalents at beginning of year                        10,614        36,928          9,957
                                                                 ------------  ------------   ------------
Cash and cash equivalents at end of year                           $  24,789     $  10,614       $ 36,928
                                                                 ============  ============   ============


             Perini Corporation (Parent Company)
        Condensed Financial Information of Registrant
                   Statement of Cash Flows
                  (In Thousands of Dollars)



                                                                       For the years ended December 31,
                                                                 --------------------------------------------
                                                                      1997           1996           1995
                                                                      ----           ----           ----
Supplemental disclosures of cash paid during the year for:
    Interest                                                      $    9,686    $    9,122     $    8,227
                                                                  ===========   ===========    ==========
    Income tax payments                                           $      330    $      221     $      121
                                                                  ===========   ===========    ==========
Supplemental disclosures of noncash transactions:
    Dividends paid in shares of Series B Preferred Stock (Note 7) $    2,830    $        -     $        -
                                                                  ===========   ===========    ==========
    Value assigned to Stock Purchase Warrants (Note 3)            $    2,233    $        -     $        -
                                                                  ===========   ===========    ==========


The "Notes to Consolidated Financial Statements of Perini Corporation and Subsidiaries" are an integral part of these statements. See accompanying "Notes to Condensed Financial Information of Registrant".

                                                                     Schedule I

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT


[1]  Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of the Registrant do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. It is, therefore, suggested that these Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Registrant's Annual Report as referenced in Form 10-K, Part II, Item 8, page 20. Certain financial statement amounts have been reclassified to conform to the 1997 presentation.

[2]  Cash Dividends from Subsidiaries

Dividends of $12.3 million in 1997, $8.9 million in 1996 and $1.0 million in 1995 were paid to the Registrant by certain unconsolidated construction joint ventures.

[3]  Long-term Debt

Payments  required by the  Registrant  amount to the following  (in  thousands):
$6,874 in 1998, $1,675 in 1999, $80,389 in 2000 and $4,000 in the year 2005.

                                                                    Schedule II

                                        Perini Corporation and Subsidiaries
                                  Valuation and Qualifying Accounts and Reserves
                               for the Years Ended December 31, 1997, 1996 and 1995
                                             (In Thousands of Dollars)





                                                                          Additions
                                                                ------------------------------
                                               Balance at          Charged          Charged         Deductions           Balance
                                               Beginning         to Costs &         to Other           from              at End
Description                                     of Year           Expenses          Accounts         Reserves            of Year
                                             --------------     -------------     ------------     -------------       -----------

Year Ended December 31, 1997
Reserve for doubtful accounts                $         160      $          --     $         --     $        120  (1)   $       40
                                             ==============     =============     ============     =============       ===========

Reserve for depreciation on real estate
properties used in operations                $           --     $        226      $         --     $        226  (3)   $        --
                                             ==============     =============     ============     =============       ===========

Reserve for real estate investments          $      84,083      $        508      $         --     $     61,420  (4)   $   23,171
                                             ==============     =============     ============     =============       ===========


Year Ended December 31, 1996
Reserve for doubtful accounts                $         351      $          --     $         --     $        191  (1)   $      160
                                             ==============     =============     ============     =============       ===========

Reserve for depreciation on real estate
properties used in operations                $       3,444      $        558      $         --     $      4,002  (2)   $        --
                                             ==============     =============     ============     =============       ===========

Reserve for real estate investments          $      10,497      $     79,900      $         --     $      6,314  (4)   $   84,083
                                             ==============     =============     ============     =============       ===========

Year Ended December 31, 1995
Reserve for doubtful accounts                $         351      $          --     $         --     $         --        $      351
                                             ==============     =============     ============     =============       ===========

Reserve for depreciation on real estate
properties used in operations                $       3,698      $        387      $         --     $        641  (3)   $    3,444
                                             ==============     =============     ============     =============       ===========

Reserve for real estate investments          $      11,471      $          --     $         --     $        974  (4)   $   10,497
                                             ==============     =============     ============     =============       ===========



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

        Exhibit 3.  Articles of Incorporation and By-laws

                    Incorporated herein by reference:

                    3.1 Restated Articles of Organization - As amended through January 17, 1997 - Exhibit 3.1 to 1996 Form 10-K as filed.

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

                    4.3 Form of Indenture with respect to the 8 1/2% Convertible Subordinated Debentures Due June 15, 2012, including form of Debenture - Exhibit 4(c) to Amendment No. 1 to Form S-2 Registration Statement filed June 19, 1987; SEC Registration No. 33- 14434.

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

                                  Exhibit Index
                                   (Continued)


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

                    10.2 Perini   Corporation   Amended  and  Restated   General
                         Incentive Compensation Plan (1997) - filed herewith.

                    10.3 Perini  Corporation  Amended and Restated  Construction
                         Business Unit Incentive Compensation Plan - filed herewith.

                    10.4 $125 million Credit  Agreement  dated as of December 6,
                         1994 among Perini Corporation, the Banks listed herein, Morgan Guaranty Trust Company of New York, as Agent, and Shawmut Bank, N.A., Co-Agent - Exhibit 10.4 to 1994 Form 10-K, as filed.

                    10.5 Amendment  No. 1 as of February  26, 1996 to the Credit
                         Agreement dated as of December 6, 1994 among Perini Corporation, the Banks listed herein, Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.), as Co-Agent - Exhibit 10.5 to 1995 Form 10-K, as filed.

                    10.6 Bridge Credit  Agreement  dated as of February 26, 1996 among Perini Corporation, the Bridge Banks listed herein, Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.) as Co-Agent - Exhibit 10.6 to 1995 Form 10-K, as filed.

                                  Exhibit Index
                                   (Continued)


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

                   10.14 Amendment  No. 8 as of  November  4, 1996 to the Bridge
                         Credit Agreement dated as of February 26, 1996 and Amendment No. 3 as of November 4, 1996 to the Credit Agreement dated December 6, 1994 among Perini Corporation, the Banks listed

                                  Exhibit Index
                                   (Continued)

                         herein, Morgan Guaranty Trust Company of New York, as , Agent and Fleet National Bank of Massachusetts, as Co-Agent - Exhibit 10.14 to Perini Corporation's Form 10-Q/A for the fiscal quarter ended September 30, 1996 filed on December 11, 1996.

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

                   10.17 Amended and  Restated  Credit  Agreement  dated  as of
                         January 17, 1997 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank, as Co-Agent -
                         Exhibit 10.17 to 1996 Form 10-K as filed.

        Exhibit 21. Subsidiaries of Perini Corporation - filed herewith.

        Exhibit 23. Consent of Independent Public Accountants - filed herewith.

        Exhibit 24. Power of Attorney - filed herewith.

        Exhibit 27. Financial Data Schedule - filed herewith.

        Exhibit 99. Additional Exhibits

                    99.1 Combined  Financial  Statements  of  Significant  Joint
                         Ventures - filed herewith.

                                                                     Exhibit 21


                               Perini Corporation
                         Subsidiaries of the Registrant




                                                                                                      Percentage
                                                                                                     of Interest
                                                                                                      or Voting
                                                                              Place of                Securities
                              Name                                          Organization                Owned
----------------------------------------------------------------     ---------------------------    --------------

Perini Corporation                                                   Massachusetts

      Perini Building Company, Inc.                                  Arizona                             100%

      Perini Environmental Services, Inc.                            Delaware                            100%

      International Construction Management  Services, Inc.          Delaware                            100%

            Percon Constructors, Inc.                                Delaware                            100%

      Perini International Corporation                               Massachusetts                       100%

      Bow Leasing Company, Inc.                                      New Hampshire                       100%

      Perini Land & Development Company                              Massachusetts                       100%

            Paramount Development Associates, Inc.                   Massachusetts                       100%

            Perini Resorts, Inc.                                     California                          100%

            Perland Realty Associates, Inc.                          Florida                             100%

            Rincon Center Associates                                 CA Limited Partnership               46%

            Perini Central Limited Partnership                       AZ Limited Partnership               75%

            Perini Eagle Limited Partnership                         AZ Limited Partnership               50%

            Perini/138 Joint Venture                                 GA General Partnership               49%

            Perini/RSEA Partnership                                  GA General Partnership               50%


                                                                     Exhibit 23


                    Consent of Independent Public Accountants


As independent public accountants, we hereby consent to the use of our reports, dated February 13, 1998, included in Perini Corporation's Annual Report on this Form 10-K for the year ended December 31, 1997, and into the Company's previously filed Registration Statements Nos. 2-82117, 33-24646, 33-46961, 33-53190, 33-53192, 33- 60654, 33-70206, 33-52967, 33-58519, 333-03417 and
333-26423.

ARTHUR ANDERSEN LLP



Boston, Massachusetts
March 25, 1998

                                                                     Exhibit 24

                                Power of Attorney

We, the undersigned, Directors of Perini Corporation, hereby severally constitute David B. Perini, Robert Band and Robert E. Higgins, and each of them singly, our true and lawful attorneys, with full power to them and to each of them to sign for us, and in our names in the capacities indicated below, any Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 to be filed with the Securities and Exchange Commission and any and all amendments to said Annual Report on Form 10-K, hereby ratifying and confirming our signatures as they may be signed by our said Attorneys to said Annual Report on Form 10-K and to any and all amendments thereto and generally to do all such things in our names and behalf and in our said capacities as will enable Perini Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

WITNESS our hands and common seal on the date set forth below.


/s/David B. Perini             Director                  March 11, 1998
------------------             --------                  --------------
David B. Perini                                                 Date

/s/Richard J. Boushka          Director                  March 11, 1998
---------------------          --------                  --------------
Richard J. Boushka                                              Date

/s/Marshall M. Criser          Director                  March 11, 1998
---------------------          --------                  --------------
Marshall M. Criser                                              Date

/s/Albert A. Dorman            Director                  March 11, 1998
-------------------            --------                  --------------
Albert A. Dorman                                                Date

/s/Arthur J. Fox, Jr.          Director                  March 11, 1998
---------------------          --------                  --------------
Arthur J. Fox, Jr.                                              Date

/s/ Nancy Hawthorne            Director                  March 11, 1998
-------------------            --------                  --------------
Nancy Hawthorne                                                 Date

/s/ Michael R. Klein           Director                  March 11, 1998
--------------------           --------                  --------------
Michael R. Klein                                                Date

/s/ Roger J. Ludlam            Director                  March 11, 1998
-------------------            --------                  --------------
Roger J. Ludlam                                                 Date

/s/ Douglas J. McCarron        Director                  March 11, 1998
-----------------------        --------                  --------------
Douglas J. McCarron                                             Date

/s/John J. McHale              Director                  March 11, 1998
-----------------              --------                  --------------
John J. McHale                                                  Date

/s/Jane E. Newman              Director                  March 11, 1998
-----------------              --------                  --------------
Jane E. Newman                                                  Date

/s/Bart W. Perini              Director                  March 11, 1998
-----------------              --------                  --------------
Bart W. Perini                                                  Date

/s/ Ronald N. Tutor            Director                  March 11, 1998
-------------------            --------                  --------------
Ronald N. Tutor                                                 Date