Form 10-Q
period 1998-03-31
PERINI CORP
filed 1998-05-14
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998

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

Yes   X     No

Number of shares of common stock of registrant outstanding at May 8, 1998: 5,413,647



                                           PERINI CORPORATION & SUBSIDIARIES

                                                         INDEX




                                                                                                       Page Number
                                                                                                       -----------

Part I. -         Financial Information:

                  Item 1.  Financial Statements

                               Consolidated Condensed Balance Sheets -                                        3
                               March 31, 1998 and December 31, 1997

                               Consolidated Condensed Statements of Income -                                  4
                               Three Months ended March 31, 1998 and 1997

                               Consolidated Condensed Statements of Cash Flows -                              5
                               Three Months ended March 31, 1998 and 1997

                               Notes to Consolidated Condensed Financial Statements                           6 - 7

                  Item 2.  Management's Discussion and Analysis of the Consolidated                           8 - 9
                           Financial Condition and Results of Operations

Part II. -        Other Information:

                  Item 1.  Legal Proceedings                                                                  10

                  Item 2.  Changes in Securities                                                              10

                  Item 3.  Defaults Upon Senior Securities                                                    10

                  Item 4.  Submission of Matters to a Vote of Security Holders                                10

                  Item 5.  Other Information                                                                  10

                  Item 6.  Exhibits and Reports on Form 8-K                                                   10 - 12

                  Signatures                                                                                  13




                                          PERINI CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                                         MARCH 31, 1998 AND DECEMBER 31, 1997
                                                    (In Thousands)


                                                        ASSETS
                                                                                     MARCH 31,              DEC. 31,
                                                                                       1998                  1997
                                                                                 ----------------      ----------------

Cash                                                                             $         18,880       $        31,305
Accounts and Notes Receivable                                                             148,615               139,221
Unbilled Work                                                                              20,327                36,574
Construction Joint Ventures                                                                72,351                71,056
Real Estate Inventory, at the lower of cost or market                                      10,014                25,145
Deferred Tax Asset                                                                            986                 1,067
Other Current Assets                                                                        3,813                 1,808
                                                                                 ----------------      ----------------
       Total Current Assets                                                      $        274,986      $        306,176
                                                                                 ----------------      ----------------

Land Held for Sale or Development                                                $         18,492      $          7,093
Investments in and Advances to Real Estate Joint Ventures                                  85,345                86,598
                                                                                 ----------------      ----------------
       Total Real Estate Development Investments                                 $        103,837      $         93,691
                                                                                 ----------------      ----------------

Other Assets                                                                     $          4,387      $          4,581
                                                                                 ----------------      ----------------
Property and Equipment, less Accumulated Depreciation of $17,680 in 1998 and
$19,406 in 1997                                                                  $         10,134      $         10,476
                                                                                 ----------------      ----------------
                                                                                 $        393,344      $        414,924
                                                                                 ================      ================

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Maturities of Long-Term Debt                                             $          7,496      $         11,873
Accounts Payable                                                                          134,351               145,118
Advances from Construction Joint Ventures                                                  19,025                29,801
Deferred Contract Revenue                                                                  16,656                17,117
Accrued Expenses                                                                           44,499                30,296
                                                                                 ----------------      ----------------
       Total Current Liabilities                                                 $        222,027      $        234,205
                                                                                 ----------------      ----------------

Deferred Income Taxes and Other Liabilities                                      $         11,703      $         24,101
                                                                                 ----------------      ----------------

Long-Term Debt, including real estate development debt of $322 in 1998 and $322 in
1997                                                                             $         86,352      $         84,898
                                                                                 ----------------      ----------------

Minority Interest                                                                $           (394)     $          1,064
                                                                                 ----------------      ----------------

Redeemable Convertible Series B Preferred Stock                                  $         30,669      $         29,756
                                                                                 ----------------      ----------------

Stockholders' Equity:
  Preferred Stock                                                                $            100      $            100
  Series A Junior Participating Preferred Stock                                               ---                   ---
  Stock Purchase Warrants                                                                   2,233                 2,233
  Common Stock                                                                              5,267                 5,267
  Paid-In Surplus                                                                          51,440                53,012
  Retained Earnings                                                                       (13,075)              (15,294)
  ESOT Related Obligations                                                                 (1,501)               (2,663)
                                                                                 ----------------      ----------------
                                                                                 $         44,464      $         42,655
  Less - Treasury Stock                                                                     1,477                 1,755
                                                                                 ----------------      ----------------
       Total Stockholders' Equity                                                $         42,987      $         40,900
                                                                                 ----------------      ----------------

                                                                                 $        393,344      $        414,924
                                                                                 ================      ================

The accompanying notes are an integral part of these financial statements.




                                         PERINI CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                        (In Thousands, Except Per Share Data)




                                                                                                THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                         1998                 1997
                                                                                    ---------------      ---------------
REVENUES FROM OPERATIONS:

    Construction                                                                    $      219,202       $      317,517
    Real Estate                                                                             10,180                9,702
                                                                                    ---------------      ---------------
        TOTAL REVENUES FROM OPERATIONS                                              $      229,382       $      327,219
                                                                                    ---------------      ---------------
COST AND EXPENSES:

    Cost of Operations                                                              $      216,914       $      315,087
    General, Administrative and Selling Expenses                                             6,944                6,820
                                                                                    ---------------      ---------------
                                                                                    $      223,858       $      321,907
                                                                                    ---------------      ---------------
INCOME FROM OPERATIONS                                                              $        5,524       $        5,312

    Other Income (Expense), Net                                                               (333)                (598)
    Interest Expense                                                                        (2,782)              (2,738)
                                                                                    ---------------      ---------------
Income Before Income Taxes                                                          $        2,409       $        1,976

    Provision for Income Taxes (Note 2)                                                        190                  115
                                                                                    ---------------      ---------------
NET INCOME                                                                          $        2,219       $        1,861
                                                                                    ===============      ===============


BASIC AND DILUTED EARNINGS PER COMMON SHARE (Note 3)                                $         0.15       $         0.15
                                                                                    ===============      ===============
DIVIDENDS PER COMMON SHARE (Note 4)                                                  $          ---      $           ---
                                                                                    ===============      ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 3)                                       5,161,394            4,898,648
                                                                                    ===============      ===============







The accompanying notes are an integral part of these financial statements.


                                          PERINI CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                                    (In Thousands)

                                                                                                  THREE MONTHS
                                                                                                ENDED MARCH 31,
                                                                                            1998                1997
                                                                                       --------------      --------------
Cash Flows from Operating Activities:
Net Income                                                                             $       2,219       $       1,861
Adjustments to reconcile net income to net cash provided from operating activities:
  Depreciation and amortization                                                                  548                 650
  Noncurrent deferred taxes and other liabilities                                                398                (418)
  Distributions greater (less) than earnings of joint ventures and affiliates                 (1,522)              1,481
  Cash provided from (used by) changes in components of working capital other
    than cash and current maturities of long-term debt                                       (18,015)             (4,474)
  Real estate development investments other than joint ventures                                6,133                 233
  Other non-cash items, net                                                                     (891)               (296)
                                                                                       --------------      --------------

    NET CASH USED BY OPERATING ACTIVITIES                                              $     (11,130)      $        (963)
                                                                                       --------------      --------------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment                                         $         221       $          96
  Cash distributions of capital from unconsolidated joint ventures                             2,700               3,740
  Acquisition of property and equipment                                                         (227)               (457)
  Improvements to land held for sale or development                                             (126)                (19)
  Capital contributions to unconsolidated joint ventures                                        (747)             (1,016)
  Advances to real estate joint ventures, net                                                 (1,500)             (2,346)
  Investments in other activities                                                                179               1,015
                                                                                       --------------      --------------

    NET CASH PROVIDED FROM INVESTING ACTIVITIES                                        $         500       $       1,013
                                                                                       --------------      --------------

Cash Flows from Financing Activities:
  Proceeds of long-term debt                                                           $       3,162       $      17,806
  Repayment of long-term debt                                                                 (5,108)             (9,797)
  Series B Preferred Stock issued, net                                                           ---              26,700
  Treasury Stock issued                                                                          151                 ---
                                                                                       --------------      --------------

    NET CASH PROVIDED FROM (USED BY) FINANCING ACTIVITIES                              $      (1,795)      $      34,709
                                                                                       --------------      --------------

Net Increase (Decrease) in Cash                                                        $     (12,425)      $      34,759
Cash at Beginning of Year                                                                     31,305               9,745
                                                                                       --------------      --------------

Cash at End of Period                                                                  $      18,880       $      44,504
                                                                                       ==============      ==============

Supplemental Disclosures of Cash paid during the period for:
     Interest                                                                          $       2,288       $       2,894
                                                                                       ==============      ==============
     Income tax payments                                                               $         167       $         120
                                                                                       ==============      ==============

Supplemental Disclosures of Non-cash Transactions:
     Dividends paid in shares of Series B Preferred Stock (Note 4)                     $         822       $         484
                                                                                       ==============      ==============


The accompanying notes are an integral part of these financial statements.

                       PERINI CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



(1)     Significant Accounting Policies

        The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note (1) to such financial statements included in Form 10-K for the year ended December 31, 1997. The Company has made no significant change in these policies during 1998.

(2)     Provision For Income Taxes

        The lower-than-normal tax rate in 1998 and 1997 reflects the realization of a portion of the tax benefit not recognized in prior years due to certain accounting limitations.

(3)     Per Share Data

        Computations of basic and diluted earnings per common share amounts are based on the weighted average number of the Company's common shares outstanding during the periods presented. Earnings available for common shares are calculated as follows (in thousands):


                                                                    1998                    1997
                                                              -----------------       -----------------
Net Income                                                    $          2,219        $          1,861
                                                              -----------------       -----------------
Less:
    Accrued dividends on Senior Preferred Stock               $           (531)       $           (531)
    Dividends declared on Series B Preferred Stock                        (822)                   (484)
    Accretion deduction required to reinstate
      mandatory redemption value of Series B
      Preferred Stock over a period of 8-10 years                          (91)                    (89)
                                                              -----------------       -----------------
                                                              $         (1,444)       $         (1,104)
                                                              -----------------       -----------------
Earnings Available for Common Shares                          $            775        $            757
                                                              =================       =================

        Basic  EPS  equals  diluted  EPS for the  periods  presented  due to the immaterial effect of stock options and the antidilutive effect of conversion of the Company's depositary convertible exchangeable preferred shares into common stock.

(4)     Dividends

        There were no cash dividends on common stock declared or paid during the periods presented in the consolidated condensed financial statements presented herein.

        As previously disclosed, in conjunction with the covenants of the Company's Amended Revolving Credit Agreement as well as the New Credit Agreement, effective January 17, 1997, the Company is required to suspend the payment of quarterly dividends on its $21.25 preferred stock ("Senior Preferred Stock") until certain financial criteria are met. Therefore, the dividends on the Senior Preferred Stock have not been declared since 1995 (although they have been fully accrued due to the "cumulative" feature of the Senior Preferred Stock). The aggregate amount of dividends in arrears is approximately $5,312,000 at March 31, 1998 which represents approximately $53.12 per share of Preferred Stock or approximately $5.31 per Depositary Share and is included in accrued expenses in the accompanying Consolidated Balance Sheet. Under the terms of the Preferred Stock, the holders of the Depositary Shares are entitled to elect two additional Directors since dividends have been deferred for more than six quarters and they currently plan to do so at the May 14, 1998 Annual Meeting.

                       PERINI CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

(4)     Dividends (continued)

        Quarterly In-kind dividends (based on an annual rate of 10%) were paid on March 16, 1998 on the Series B Preferred Stock to the stockholders of record on March 2, 1998. The dividend was paid in the form of approximately 4,108 additional shares of Series B Preferred Stock valued at $200.00 per share for a total of $821,501.

(5)     Basis of Presentation

        The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1998 and December 31, 1997 and results of operations and cash flows for the three month periods ended March 31, 1998 and 1997. The results of operations for the three month period ended March 31, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998 because the Company's results generally consist of a limited number of large transactions in both construction and real estate. Therefore, such results can vary depending on the timing of transactions and the profitability of projects being reported.

(6)     Impact of Recently Issued Accounting Standards

        During the quarter ended March 31, 1998, the Company adopted the provisions of SFAS #130 "Reporting Comprehensive Income". There was no impact to the accompanying consolidated condensed financial statements due to the adoption of this statement, therefore no additional disclosure is required.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS


Results of Operations
---------------------

     Comparison of the First Quarter of 1998 with the First Quarter of 1997

Revenues decreased $97.8 million (or 30.0%), from $327.2 million in 1997 to $229.4 million in 1998. This decrease resulted from decreased construction revenues of $98.3 million (or 31.0%), from $317.5 million in 1997 to $219.2 million in 1998, due primarily to a decrease in revenues from building construction operations of $89.0 million (or 36.0%), from $245.2 million in 1997 to $156.2 million in 1998. Decreased building construction revenues were due primarily to the timing in the start up of new hotel/casino projects in Las Vegas and, to a lesser degree, a decrease in revenues from correctional facility projects in the East. In addition, the decision to phase out two construction divisions in the Midwest accounted for a part of the decrease in building construction revenues, and all of the $9.3 million decrease (or 12%) in civil construction revenues, from $72.3 million in 1997 to $63.0 million in 1998.

In spite of the decrease in revenues, the total gross profit increased slightly, from $12.1 million in 1997 to $12.5 million in 1998, primarily due to an overall increase in gross profit from real estate operations of $0.6 million, from a loss of $0.3 million in 1997 to a profit of $0.3 million in 1998 as a result of the sale of two buildings and a land sale in a Massachusetts industrial park. In spite of the significant decrease in construction revenues referred to above, the overall level of gross profit was relatively constant at $12.4 million in 1997 and $12.2 million in 1998 due to improved margins on both the building and civil work.

General,  administrative  and  selling  expenses  increased  slightly  from $6.8 million in 1997 to $6.9 million in 1998 due entirely to approximately $0.4 million of selling expenses related to the real estate sales referred to above.

Other income (expense) net decreased by $.3 million (or 100%), from a net expense of $.6 million in 1997 to a net expense of $.3 million in 1998 due to a decrease in bank financing fees and an increase in short-term interest income.

The lower than normal tax rate in 1998 and 1997 is due to the utilization of tax loss carryforwards from prior years. Because of certain accounting limitations, the Company was not able to recognize a portion of the tax benefit related to the operating losses experienced in fiscal 1996 and 1995.

Financial Condition
-------------------

Working capital decreased $19.0 million, from $72.0 million at the end of 1997 to $53.0 million at March 31, 1998. The primary reason for the decrease in working capital was the reclassificiation of certain items between current and long-term during the first quarter of 1998, because of a change in real estate strategy and a certain long-term liability becoming current. The current ratio decreased from 1.31:1 to 1.24:1 during this same period.

During the first three months of 1998, the Company used $12.4 million in cash and $0.5 million from investing activities to fund $11.1 million used by operating activities, primarily for changes in working capital, and $1.8 million for financing activities, primarily to pay down debt.

Long-term debt at March 31, 1998 was $86.4 million, an increase of $1.5 million from December 31, 1997. The long-term debt to equity ratio at March 31, 1998 was
2.00 to 1, compared to 2.08 to 1 at December 31, 1997.

At March 31, 1998, the Company had $27.8 million available under its line of credit facilities. Management

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                   (Continued)

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

Looking ahead, we must consider the Company's construction backlog and remaining portfolio of real estate projects. The overall construction backlog at March 31, 1998 was a $1.290 billion which represented a slight decrease over the backlog at December 31, 1997. While approximately 53% of the current backlog relates to building construction projects which generally represent lower risk, lower margin work, approximately 47% of the current backlog relates to heavy construction projects which generally represent higher risk, but correspondingly higher margin work.

The Company's 1997 strategic plan to generate up to $30 million in short-term liquidity over the eighteen month period ended June 30, 1998, from certain of its real estate properties through accelerated sales is proceeding according to plan, with approximately $27 million realized through March 31, 1998.

PART II. - OTHER INFORMATION


Item 1. - Legal Proceedings - None

Item 2. - Changes in Securities

(a)     None

(b)     None

(c)     None

Item 3. - Defaults Upon Senior Securities

(a)     None

(b) In accordance with the provisions of the 1995 Amended Revolving Credit Agreement and the Credit Agreement which became effective on January 17, 1997, the Company suspended payment of quarterly dividends on its $21.25 Convertible Exchangeable Preferred Stock ("Senior Preferred Stock") commencing with the dividend that normally would have been declared during December, 1995 through the dividend that would normally have been declared during March, 1998 for a total arrearage of $53.12 per share (or $5.31 per depositary share) which aggregates $5,312,000 to date. While these dividends have not been declared or paid, they have been fully accrued in accordance with the "cumulative" feature of the stock.

Item 4. - Submission of Matters to a Vote of Security Holders

(a)     None

(b)     Not applicable

(c)     Not applicable

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

                       10.2 Perini Corporation Amended and Restated General Incentive Compensation Plan - Exhibit 10.2 to 1997 Form 10-K, as filed.

                       10.3    Perini    Corporation    Amended   and   Restated
                               Construction Business Unit Incentive Compensation Plan - Exhibit 10.3 to 1997 Form 10-K, as filed.

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









                                        Perini Corporation
                                        Registrant


Date:  May 14, 1998                     /s/ Robert Band
                                        ---------------
                                        Robert Band, Executive Vice President,
                                        Chief Financial Officer


Date:  May 14, 1998                      /s/ Barry R. Blake
                                         ------------------
                                         Barry R. Blake, Vice President
                                         and Controller