Form 10-Q
period 1998-06-30
PERINI CORP
filed 1998-08-13
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998

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

Yes   X     No

At August 12, 1998 5,413,647 shares of common stock of the registrant were outstanding.


                        PERINI CORPORATION & SUBSIDIARIES

                                      INDEX




                                                                                                       Page Number


Part I. -         Financial Information:
                  Item 1.  Financial Statements
                               Consolidated Condensed Balance Sheets -                                      3
                               June 30, 1998 and December 31, 1997
                               Consolidated Condensed Statements of Income -                                4
                               Three Months and Six Months ended June 30, 1998 and 1997
                               Consolidated Condensed Statements of Cash Flows -                            5
                               Six Months ended June 30, 1998 and 1997
                               Notes to Consolidated Condensed Financial Statements                         6 - 7
                  Item 2.  Management's Discussion and Analysis of the Consolidated                         8 - 10
                               Financial Condition and Results of Operations

Part II. -        Other Information:
                  Item 1.  Legal Proceedings                                                               11
                  Item 2.  Changes in Securities                                                           11
                  Item 3.  Defaults Upon Senior Securities                                                 11
                  Item 4.  Submission of Matters to a Vote of Security Holders                             11 - 12
                  Item 5.  Other Information                                                               12
                  Item 6.  Exhibits and Reports on Form 8-K                                                12 - 14
                  Signatures                                                                               15



                       PERINI CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997
                                 (In Thousands)


                                     ASSETS
                                                                                     JUNE 30,              DEC. 31,
                                                                                       1998                  1997

                                                                                 ----------------      ----------------
Cash                                                                             $         47,846       $        31,305
Accounts and Notes Receivable                                                             109,830               139,221
Unbilled Work                                                                              20,728                36,574
Construction Joint Ventures                                                                70,160                71,056
Real Estate Inventory, at the lower of cost or market                                      17,257                25,145
Deferred Tax Asset                                                                            986                 1,067
Other Current Assets                                                                        4,912                 1,808
                                                                                 ----------------      ----------------
       Total Current Assets                                                      $        271,719       $       306,176
                                                                                 ----------------      ----------------

Land Held for Sale or Development                                                $         13,383       $         7,093
Investments in and Advances to Real Estate Joint Ventures                                  84,779                86,598
                                                                                 ----------------      ----------------
       Total Real Estate Development Investments                                 $         98,162       $        93,691
                                                                                 ----------------      ----------------

Other Assets                                                                     $          4,111       $         4,581
                                                                                 ----------------      ----------------
Property and Equipment, less Accumulated Depreciation of $17,866 in 1998 and
$19,406 in 1997                                                                  $          9,672       $        10,476
                                                                                 ----------------      ----------------
                                                                                 $        383,664       $       414,924
                                                                                 ================      ================

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                 ================      ================
Current Maturities of Long-Term Debt                                             $          3,376       $        11,873
Accounts Payable                                                                          128,123               145,118
Advances from Construction Joint Ventures                                                  24,101                29,801
Deferred Contract Revenue                                                                  28,824                17,117
Accrued Expenses                                                                           38,456                30,296
                                                                                 ----------------      ----------------
       Total Current Liabilities                                                 $        222,880       $       234,205
                                                                                 ----------------      ----------------

Deferred Income Taxes and Other Liabilities                                      $         14,565       $        24,101
                                                                                 ----------------      ----------------

Long-Term Debt, including real estate development debt of $322 in 1998 and $322 in
1997                                                                             $         66,434       $        84,898
                                                                                 ----------------      ----------------

Minority Interest                                                                $          1,064       $         1,064
                                                                                 ----------------      ----------------

Redeemable Convertible Series B Preferred Stock                                  $         31,605       $        29,756
                                                                                 ----------------      ----------------

Stockholders' Equity:
  Preferred Stock                                                                $            100       $           100
  Series A Junior Participating Preferred Stock                                               ---                   ---
  Stock Purchase Warrants                                                                   2,233                 2,233
  Common Stock                                                                              5,506                 5,267
  Paid-In Surplus                                                                          52,216                53,012
  Retained Earnings                                                                        (9,961)              (15,294)
  ESOT Related Obligations                                                                 (1,501)               (2,663)
                                                                                 ----------------      ----------------
                                                                                 $         48,593       $        42,655
  Less - Treasury Stock                                                                     1,477                 1,755
                                                                                 ----------------      ----------------
       Total Stockholders' Equity                                                $         47,116       $        40,900
                                                                                 ----------------      ----------------

                                                                                 $        383,664       $       414,924
                                                                                 ================      ================

The accompanying notes are an integral part of these financial statements.


                       PERINI CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                      (In Thousands, Except Per Share Data)



                                                                THREE MONTHS                             SIX MONTHS
                                                                ENDED JUNE 30,                          ENDED JUNE 30,
                                                          1998                 1997               1998                 1997
                                                     ---------------      ---------------    ---------------      ---------------
REVENUES FROM OPERATIONS:
    Construction                                     $       273,761       $      361,651     $      492,963       $      679,168
    Real Estate                                                4,450               27,273             14,630               36,975
                                                     ---------------      ---------------    ---------------      ---------------
        TOTAL REVENUES FROM OPERATIONS               $       278,211       $      388,924     $      507,593       $      716,143
                                                     ---------------      ---------------    ---------------      ---------------
COST AND EXPENSES:
    Cost of Operations                               $       265,853       $      375,712     $      482,767       $      690,799
    General, Administrative and Selling Expenses               7,420                8,116             14,364               14,936
                                                     ---------------      ---------------    ---------------      ---------------
                                                     $       273,273       $      383,828     $      497,131       $      705,735
                                                     ---------------      ---------------    ---------------      ---------------
INCOME FROM OPERATIONS                               $         4,938       $        5,096     $       10,462       $       10,408
    Other Income (Expense), Net                                 (105)                (327)              (438)                (925)
    Interest Expense                                          (1,519)              (2,321)            (4,301)              (5,059)
                                                     ---------------      ---------------    ---------------      ---------------
Income Before Income Taxes                           $         3,314       $        2,448     $        5,723       $        4,424
    Provision for Income Taxes (Note 2)                          200                  115                390                  230
                                                     ---------------      ---------------    ---------------      ---------------
NET INCOME                                           $         3,114       $        2,333     $        5,333       $        4,194
                                                     ===============      ===============    ===============      ===============


BASIC AND DILUTED EARNINGS PER SHARE (Note 3)        $          0.31       $         0.19     $         0.46       $         0.34
                                                     ===============      ===============    ===============      ===============
DIVIDENDS PER COMMON SHARE (Note 4)                  $           ---       $          ---     $          ---       $          ---
                                                     ===============      ===============    ===============      ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 3)        5,294,042            5,033,462          5,235,329            4,975,685
                                                     ===============      ===============    ===============      ===============

The accompanying notes are an integral part of these financial statements.


                       PERINI CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (In Thousands)

                                                                                                   SIX MONTHS
                                                                                                 ENDED JUNE 30,
                                                                                            1998                1997
                                                                                       --------------      --------------
Cash Flows from Operating Activities:
Net Income                                                                             $        5,333       $       4,194
Adjustments to reconcile net income to net cash provided from operating activities:
  Depreciation and amortization                                                                 1,127               1,293
  Noncurrent deferred taxes and other liabilities                                                 480                (136)
  Distributions greater (less) than earnings of joint ventures and affiliates                     964              (6,563)
  Cash provided from (used by) changes in components of working capital other
    than cash and current maturities of long-term debt                                         26,515              (6,826)
  Sale of interest in real estate joint venture                                                   ---              17,149
  Real estate development investments other than joint ventures                                 6,534                (377)
  Other non-cash items, net                                                                      (947)               (600)
                                                                                       --------------      --------------

    NET CASH PROVIDED FROM OPERATING ACTIVITIES                                        $       40,006       $       8,134
                                                                                       --------------      --------------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment                                         $          509       $         400
  Cash distributions of capital from unconsolidated joint ventures                              2,153              16,904
  Acquisition of property and equipment                                                          (428)               (840)
  Improvements to land held for sale or development                                              (158)                (90)
  Capital contributions to unconsolidated joint ventures                                         (677)             (1,948)
  Advances to real estate joint ventures, net                                                  (1,766)             (4,072)
  Investments in other activities                                                                 440                 885
                                                                                       --------------      --------------

    NET CASH PROVIDED FROM INVESTING ACTIVITIES                                        $           73      $       11,239
                                                                                       --------------      --------------

Cash Flows from Financing Activities:
  Series B preferred stock issued, net                                                 $          ---      $       26,558
  Proceeds of long-term debt                                                                    3,162                 ---
  Repayment of long-term debt                                                                 (29,333)            (15,564)
  Common stock issued                                                                           2,482               1,701
  Treasury Stock Issued                                                                           151                 165
                                                                                       --------------      --------------

    NET CASH (USED BY) PROVIDED FROM FINANCING ACTIVITIES                              $      (23,538)     $       12,860
                                                                                       --------------      --------------

Net Increase in Cash                                                                   $       16,541      $       32,233
Cash at Beginning of Period                                                                    31,305               9,745
                                                                                       --------------      --------------

Cash at End of Period                                                                  $       47,846      $       41,978
                                                                                       ==============      ==============

Supplemental Disclosures of Cash paid during the period for:
     Interest                                                                          $        3,331      $        5,013
                                                                                       ==============      ==============
     Income tax payments                                                               $          261      $          253
                                                                                       ==============      ==============

Supplemental Disclosures of Non-cash Transactions:
     Dividends paid in shares of Series B Preferred Stock (Note 4)                     $        1,664      $        1,246
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

(3)  Per Share Data

     Computations of basic and diluted earnings per common share ("EPS") amounts are based on the weighted average number of the Company's common shares outstanding during the periods presented. Earnings available for common shares are calculated as follows (in thousands):


                                                                Three Months Ended                    Six Months Ended
                                                                     June 30,                             June 30,
                                                          ------------------------------       ------------------------------

                                                              1998              1997               1998              1997
                                                          ------------      ------------       ------------      ------------
Net Income                                                $     3,114       $     2,333        $     5,333       $     4,194
                                                          ------------      ------------       ------------      ------------
Less:
  Accrued dividends on Senior Preferred Stock                    (531)             (531)            (1,062)           (1,062)
  Dividends declared on Series B Preferred Stock                 (842)             (762)            (1,664)           (1,246)
  Accretion deduction required to reinstate
  mandatory redemption value of Series B
  Preferred Stock over a period of 8-10 years                     (92)              (95)              (187)             (184)
                                                          ------------      ------------       ------------      ------------
                                                              $(1,465)          $(1,388)           $(2,913)          $(2,492)
                                                          ------------      ------------       ------------      ------------
Earnings Available for Common Shares                      $     1,649       $       945        $     2,420       $     1,702
                                                          ============      ============       ============      ============

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

     As previously disclosed, in conjunction with the covenants of the Company's Amended Revolving Credit Agreement as well as the New Credit Agreement, effective January 17, 1997, the Company is required to suspend the payment of quarterly dividends on its $21.25 preferred stock ("Senior Preferred Stock") until certain financial criteria are met. Therefore, the dividends on the Senior Preferred Stock have not been declared since 1995 (although they have been fully accrued due to the "cumulative" feature of the Senior Preferred Stock). The aggregate amount of dividends in arrears is approximately $5,843,000 at June 30, 1998 which represents approximately $58.43 per share of Preferred Stock or approximately $5.84 per Depositary Share and is included in Long

                       PERINI CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

(4)  Dividends (continued)

     Term Other Liabilities in the accompanying Consolidated Balance Sheet. Under the terms of the Preferred Stock, the holders of the Depositary Shares were entitled to elect two additional Directors since dividends have been deferred for more than six quarters and such directors were elected at the May 14, 1998 Annual Meeting. Quarterly In-kind dividends (based on an annual rate of 10%) were paid on March 16, 1998 on the Series B Preferred Stock to the stockholders of record on March 2, 1998. The dividend was paid in the form of approximately 4,108 additional shares of Series B Preferred Stock valued at $200.00 per share for a total of $821,501. In-kind dividends for the second quarter were paid on June 15, 1998 to stockholders of record on June 1, 1998. The dividend was paid in the form of approximately 4,210 additional shares of Series B Preferred Stock valued at $200.00 per share for a total of $842,039.

(5)  Basis of Presentation

     The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1998 and December 31, 1997 and results of operations and cash flows for the three month and six month periods ended June 30, 1998 and 1997. The results of operations for the six month period ended June 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998 because the Company's results generally consist of a limited number of large transactions in both construction and real estate. Therefore, such results can vary depending on the timing of transactions and the profitability of projects being reported.

(6)  Impact of Recently Issued Accounting Standards

     During the quarter ended March 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income". There was no impact to the accompanying consolidated condensed financial statements due to the adoption of this statement, therefore no additional disclosure is required.

     In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     Statement No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. Statement No. 133 cannot be applied retroactively.

     The Company does not hold any significant derivative instruments or engage in significant hedging activities and therefore the impact of adopting Statement No. 133 is expected to be immaterial. The Company plans to adopt Statement No. 133 on January 1, 1999, the start of the next fiscal year.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS


Results of Operations
---------------------

    Comparison of the Second Quarter of 1998 with the Second Quarter of 1997

Revenues decreased $110.7 million (or 28.4%), from $388.9 million in 1997 to $278.2 million in 1998. This decrease resulted from decreased construction revenues of $87.9 million (or 24.3%), from $361.6 million in 1997 to $273.7 million in 1998, due primarily to decreases in revenues from both building and civil construction operations. Revenues from building operations decreased $54.2 million (or 22.3%), from $243.5 million in 1997 to $189.3 million in 1998 due primarily to a decrease in revenues from correctional facility projects in the East. Revenues from civil operations decreased $33.7 million (or 28.5%) from $118.1 million in 1997 to $84.4 million in 1998 due primarily to the timing in the start up of new infrastructure projects in the Northeast. In addition, the decision to phase out two construction divisions in the Midwest also contributed to the decrease in revenues from both the building and civil operations. The decline in real estate revenues of $22.8 million (or 83.7%) is primarily due to the non-recurring revenues related to the 1997 sale of the Company's interest in the Resort at Squaw Creek in California.

In spite of the overall 28% decrease in total revenues described above, total gross profit of $12.4 million only decreased by $.8 million (or 6%) due primarily to improved margins on both the building and civil construction work performed in 1998.

General, administrative and selling expenses decreased $.7 million (or 8.6%) from $8.1 million in 1997 to $7.4 million in 1998 due primarily to phasing out of the two construction divisions in the Midwest as well as efficiencies achieved by combining certain other divisions.

Other income (expense), net decreased by $.2 million from a net expense of $.3 million in 1997 to a net expense of $.1 million in 1998 due to a decrease in bank financing fees and a decrease in amortization of deferred debt expense.

Interest expense decreased by $.8 million, from $2.3 million in 1997 to $1.5 million in 1998 due primarily to lower averge levels of borrowing in 1998.

The lower than normal tax rate in 1998 and 1997 for all periods presented is due to the utilization of tax loss carryforwards from prior years. Because of certain accounting limitations, the Company was not able to recognize a portion of the tax benefit related to the operating losses experienced in fiscal 1996 and 1995.

                Comparison of the Six Months Ended June 30, 1998
                     and the Six Months Ended June 30, 1997

Revenues decreased $208.5 million (or 29.1%) from $716.1 million in 1997 to $507.6 million in 1998. This decrease resulted from decreased construction revenues of $186.2 million (or 27.4%) from $679.2 million in 1997 to $493.0 million in 1998, due primarily to decrease in revenues from building construction operations of $143.2 million (or 29.3%) from $488.8 million in 1997 to $345.6 million in 1998. Decreased building construction revenues were due primarily to the timing in the start of new hotel/casino projects in Las Vegas and, to a lesser degree, a decrease in revenues from correctional facility projects in the East. Civil construction revenues also decreased by $43.0 million (or 22.6%), from $190.4 million in 1997 to $147.4 million in 1998 due to the timing in the start up of new infrastructure projects in the Northeast. The phasing out of two construction divisions in the Midwest contributed to the decrease in revenues from both the building and civil operations. The decline in real estate revenues of $22.3 million (or 60.4%) is primarily due to non-recurring revenues related to the 1997 sale of the Company's interest in the Resort at Squaw Creek.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                   (Continued)


In spite of the decrease in revenues, the total gross profit only decreased slightly, from $25.3 million in 1997 to $24.8 million in 1998, primarily due to improved margin on both the building and civil work performed in 1998.

General administrative and selling expenses decreased slightly from $14.9 million in 1997 to $14.4 million in 1998 due primarily to the phasing out of two construction divisions in the Midwest which was partially offset by an increase in selling expenses incurred by the real estate operations in the first quarter of 1998.

Other income (expense) net decreased by $.5 million from a net expense of $.9 million in 1997 to a net expense of $.4 million in 1998 due primarily to a decrease in bank financing fees and a decrease in amortization of deferred debt expense.

Interest expense decreased by $.8 million, from $5.1 million in 1997 to $4.3 million in 1998 due primarily to lower levels of borrowing in 1998.

Financial Condition
-------------------

Working capital decreased $23.2 million, from $72.0 million at the end of 1997 to $48.8 million at June 30, 1998. The primary reason for the decrease in working capital was the reclassificiation of certain items between current and long-term during the first quarter of 1998, because of a change in real estate strategy and a certain long-term liability becoming current. The current ratio decreased from 1.31:1 to 1.22:1 during this same period.

During the first six months of 1998, the Company generated $40.0 million from operating activities, primarily from changes in working capital, which was used to fund financing activities ($23.5 million), primarily to paydown debt, and to increase cash by $16.5 million.

Long-term debt at June 30, 1998 was $66.4 million, a decrease of $18.5 million from December 31, 1997 due to the reduction in borrowing under the Company's Revolving Credit Facility. The long-term debt to equity ratio at June 30, 1998 was 1.41 to 1, compared to 2.08 to 1 at December 31, 1997.

At June 30, 1998, the Company had $47.8 million available under its line of credit facilities. Management believes that cash generated from operations and its existing credit lines should be adequate to meet the Company's funding requirements for at least the next twelve months.

Outlook
-------

     General - The statements contained in this Outlook that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Outlook are based on information available to the Company on the date hereof. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

     Construction - Looking ahead, we must consider the Company's construction backlog and remaining portfolio of real estate projects. The overall construction backlog at June 30, 1998 was at $1.490 billion which represented a slight decrease over the backlog at December 31, 1997. While approximately 47% of the current backlog relates to building construction projects which generally represent lower risk, lower margin work, approximately 53% of the current backlog relates to heavy construction projects which

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                   (Continued)

     generally represent higher risk, but correspondingly higher margin work.

     Rincon Center - As previously reported in Note 11 of the December 31, 1997 Consolidated Financial Statements included in the Company's 1997 Form 10-K, the Company's Real Estate subsidiary, Perini Land and Development Company, the managing general partner of Rincon Center Associates, has reached a preliminary agreement with the parties in Rincon Center, a mixed-use property in San Francisco, subject to various approvals and further negotiations, with regard to restructuring certain financial obligations and ownership interests. These negotiations are continuing and include the possible acquisition of the property known as Rincon I, previously sold in 1988 under a sale leaseback transaction. While further negotiations with and final approval by the various parties involved are ongoing, the Company has received the appropriate waivers or assurances to date that (i) the Lessor on Rincon I will continue to defer enforcement of the purchase requirement provisions under the Master Lease, and (ii) while the $33 million loan to the Lessor on Rincon I has matured, the lenders have deferred enforcement of any remedies pending completion of the restructuring discussions. It continues to be the opinion of management that the final resolution of these negotiations and restructure of certain financial obligations will not have a material impact on the results of operations or financial condition as reported in the financial statements included in this Form 10-Q.

     Year 2000 - Since many computers, related software and certain devices with embedded microchips record only the last two digits of a year, they may not be able to recognize that January 1, 2000 (or subsequent dates) comes after December 31, 1999. This situation could cause erroneous calculations or system shutdowns, causing problems that could range from merely inconvenient to significant. As previously reported in the Company's 1997 Form 10-K, the Company began a project to review all of its computer systems in 1995. One factor, among many, to consider was what impact, if any, would the Year 2000 have on computer systems. As a result of this project, the Company implemented new fully integrated online construction specific financial systems during the first quarter of 1998 which are Year 2000 compliant. The Company recognizes the Year 2000 issue could be an overall business problem, not just a technical problem, therefore it recently established a Year 2000 Committee to identify all of the other potential Year 2000 problems that could impact the Company, including readiness issues for its computer applications and business processes, those of its facilities, equipment and joint ventures, along with relationships with third parties, such as our customers, vendors, subcontractors and other business partners; develop plans to evaluate the significance of the potential problem; develop plans to remedy or minimize the potential problem; assign appropriate resources; and monitor the implementation of the plans. Since the Company is generally in the identification phase of this project, except for its recently implemented new financial systems, the Company is unable to estimate the total cost to achieve Year 2000 readiness. While the Company currently does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance, the Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

PART II. - OTHER INFORMATION


Item 1. - Legal Proceedings - None

Item 2. - Changes in Securities

(a)     None

(b)     None

(c)     None

Item 3. - Defaults Upon Senior Securities

(a)      None

(b) In accordance with the provisions of the 1995 Amended Revolving Credit Agreement and the Credit Agreement which became effective on January 17, 1997, the Company suspended payment of quarterly dividends on its $21.25 Convertible Exchangeable Preferred Stock ("Senior Preferred
         Stock") commencing with the dividend that normally would have been declared during December, 1995 through the dividend that would normally have been declared during June, 1998 for a total arrearage of $58.43 per share (or $5.84 per depositary share) which aggregates $5,843,000 to date. While these dividends have not been declared or paid, they have been fully accrued in accordance with the "cumulative" feature of the stock.

Item 4. - Submission of Matters to a Vote of Security Holders

(a)      May 14, 1998 - Annual Meeting of Shareholders

(b)      Not applicable

(c)      (1)      Nominees  for  Class  II  Directors  as  listed  in the  proxy statement, to hold office for a three year term, expiring in 2001 and until their successors are chosen and qualified, were elected by holders of Common Stock and Series B Preferred
                  Stock with the following vote:


                                                                  Number of Votes
                                       --------------------------------------------------------------------
Class I Director                              For                     Against                  Abstain
--------------------------------       ------------------      ---------------------      -----------------
Richard J. Boushka                         7,879,747                    ---                    28,876
Roger J. Ludlam                            7,878,847                    ---                    29,776
Jane E. Newman                             7,879,622                    ---                    29,001
Ronald N. Tutor                            7,887,960                    ---                    20,663

         (2) Two nominees for Preferred Directors (the "Preferred Directors") as listed in a separate information statement, prepared by the Depositary for the Company's $21.25 Convertible Exchangeable Preferred Stock (the "Preferred Stock", each $2.125 Depositary Receipt equals 1/10 share of the Preferred Stock), to hold office until the earlier of (i) payment in full by the Company of any dividends owed on the Preferred Stock or (ii) the next annual meeting of stockholders and their successors are chosen and qualified, were elected by the  Depositary,  based on the two  nominees  who  receive the greatest number of votes as indicated by the holders of the Depositary Receipts. A summary of the voting results follows:

                                                                      Number of Votes
                                              --------------------------------------------------------------
              Nominees for                                                                      Authority
          Preferred Directors                       For                  Against                Withheld
----------------------------------------      ----------------      ------------------       ---------------

Robert L. Ball                                           9,205             ---                       414,956
Arthur I. Caplan (Elected)                             215,100             ---                       209,061
John A. Donaho                                           4,681             ---                       419,480
Frederick Doppelt (Elected)                            265,386             ---                       158,775
Bennett Feinsilber                                       2,670             ---                       421,491
Reid W. Goyert                                           5,450             ---                       418,711
Edward P. Hoffer, M.D.                                  11,240             ---                       412,921
Arthur J. Lempert                                       19,600             ---                       404,561
Linton S. Marshall III                                  29,756             ---                       394,405
Tony Eugene Pittsey                                     10,552             ---                       413,609
Martin Shubik                                          114,011             ---                       310,150
Joseph Silvestro                                         4,864             ---                       419,297
Ben Warman                                              47,535             ---                       376,626
Albert Olaf Wilson, Jr.                                 62,011             ---                       362,150
Leland D. Zulch                                         38,670             ---                       385,491

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








                                         Perini Corporation
                                         Registrant




Date:  August 13, 1998                   /s/ Robert Band
                                         Robert Band, Executive Vice President,
                                          Chief Financial Officer


Date:  August 13, 1998                  /s/ Barry R. Blake
                                        Barry R. Blake, Vice President
                                          and Controller