Form 10-Q
period 1998-09-30
PERINI CORP
filed 1998-11-12
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998

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

Yes   X     No

At November 13, 1998, 5,413,647 shares of common stock of the registrant were outstanding.




                        PERINI CORPORATION & SUBSIDIARIES
   QUARTERLY REPORT ON FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS




                                                                                                       Page Number

Part I. -         Financial Information:
                  Item 1.  Financial Statements
                               Consolidated Condensed Balance Sheets -                                      3
                               September 30, 1998 and December 31, 1997
                               Consolidated Condensed Statements of Income -                                4
                               Three Months and Nine Months ended September 30, 1998
                               and 1997
                               Consolidated Condensed Statements of Cash Flows -                            5
                               Nine Months ended September 30, 1998 and 1997
                               Notes to Consolidated Condensed Financial Statements                      6 - 7
                  Item 2.  Management's Discussion and Analysis of the Consolidated                      8 - 11
                               Financial Condition and Results of Operations

Part II. -        Other Information:
                  Item 1.  Legal Proceedings                                                               12
                  Item 2.  Changes in Securities                                                           12
                  Item 3.  Defaults Upon Senior Securities                                                 12
                  Item 4.  Submission of Matters to a Vote of Security Holders                             12
                  Item 5.  Other Information                                                               12
                  Item 6.  Exhibits and Reports on Form 8-K                                             12 - 14
                  Signatures                                                                               15





                       PERINI CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
              SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997
                                 (In Thousands)


                                                        ASSETS
                                                                                    SEPT. 30,              DEC. 31,
                                                                                       1998                  1997
                                                                                 ----------------      ----------------
Cash                                                                             $         57,466       $        31,305
Accounts and Notes Receivable                                                             108,439               139,221
Unbilled Work                                                                              21,121                36,574
Construction Joint Ventures                                                                71,330                71,056
Real Estate Inventory, at the lower of cost or market                                      16,348                25,145
Deferred Tax Asset                                                                            986                 1,067
Other Current Assets                                                                        4,841                 1,808
                                                                                 ----------------      ----------------
       Total Current Assets                                                      $        280,531       $       306,176
                                                                                 ----------------      ----------------

Land Held for Sale or Development                                                $         14,656       $         7,093
Investments in and Advances to Real Estate Joint Ventures                                  85,600                86,598
                                                                                 ----------------      ----------------
       Total Real Estate Development Investments                                 $        100,256       $        93,691
                                                                                 ----------------      ----------------

Other Assets                                                                     $          4,231       $         4,581
                                                                                 ----------------      ----------------
Property and Equipment, less Accumulated Depreciation of $18,078 in 1998
and $19,406 in 1997                                                              $          9,398       $        10,476
                                                                                 ----------------      ----------------
                                                                                 $        394,416       $       414,924
                                                                                 ================      ================

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                 ================      ================
Current Maturities of Long-Term Debt                                             $          3,317       $        11,873
Accounts Payable                                                                          115,660               145,118
Advances from Construction Joint Ventures                                                  20,080                29,801
Deferred Contract Revenue                                                                  24,660                17,117
Accrued Expenses                                                                           37,256                30,296
                                                                                 ----------------      ----------------
       Total Current Liabilities                                                 $        200,973       $       234,205
                                                                                 ----------------      ----------------

Deferred Income Taxes and Other Liabilities                                      $         12,300       $        24,101
                                                                                 ----------------      ----------------

Long-Term Debt, including real estate development debt of $0 in 1998
and $322 in 1997                                                                 $         98,152       $        84,898
                                                                                 ----------------      ----------------

Minority Interest                                                                $          1,064       $         1,064
                                                                                 ----------------      ----------------

Redeemable Convertible Series B Preferred Stock                                  $         32,562       $        29,756
                                                                                 ----------------      ----------------

Stockholders' Equity:
  Preferred Stock                                                                $            100       $           100
  Series A Junior Participating Preferred Stock                                               ---                   ---
  Stock Purchase Warrants                                                                   2,233                 2,233
  Common Stock                                                                              5,506                 5,267
  Paid-In Surplus                                                                          50,728                53,012
  Retained Deficit                                                                         (6,224)              (15,294)
  ESOT Related Obligations                                                                 (1,501)               (2,663)
                                                                                 ----------------      ----------------
                                                                                 $         50,842       $        42,655
  Less - Treasury Stock                                                                     1,477                 1,755
                                                                                 ----------------      ----------------
       Total Stockholders' Equity                                                $         49,365       $        40,900
                                                                                 ----------------      ----------------

                                                                                 $        394,416       $       414,924
                                                                                 ================      ================

The accompanying notes are an integral part of these financial statements.


                                          PERINI CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                         (In Thousands, Except Per Share Data)



                                                                             THREE MONTHS                      NINE MONTHS
                                                                          ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                                       1998              1997            1998               1997
                                                                  --------------   ---------------  --------------  ---------------
REVENUES FROM OPERATIONS:
    Construction                                               $     247,730      $      320,711    $      740,693  $      999,879
    Real Estate                                                        3,556               7,458            18,186          44,433
                                                               -------------     ---------------    --------------  ---------------
        TOTAL REVENUES FROM OPERATIONS                         $     251,286     $      328,169     $      758,879  $    1,044,312
                                                               -------------     ---------------    --------------  ---------------
COST AND EXPENSES:
    Cost of Operations                                         $     238,591     $      314,971     $      721,358  $    1,005,770
    General, Administrative and Selling Expenses                       6,137              7,207             20,501          22,143
                                                               -------------     --------------     --------------  ---------------
                                                               $     244,728     $      322,178     $      741,859  $    1,027,913
                                                               -------------     --------------     --------------  ---------------
INCOME FROM OPERATIONS                                         $       6,558     $        5,991     $       17,020  $       16,399
    Other Income (Expense), Net                                         (391)              (233)              (829)         (1,158)
    Interest Expense                                                  (2,040)            (2,611)            (6,341)         (7,670)
                                                               -------------     --------------     --------------  ---------------
Income Before Income Taxes                                     $       4,127     $        3,147     $        9,850  $        7,571
    Provision for Income Taxes (Note 2)                                 (390)              (220)              (780)           (450)
                                                               -------------     --------------     --------------  ---------------
NET INCOME                                                     $       3,737     $        2,927     $        9,070  $        7,121
                                                               =============     ==============     ==============  ===============


BASIC AND DILUTED EARNINGS PER COMMON SHARE (Note 3)           $        0.42     $         0.30     $         0.88  $         0.64
                                                               =============     ==============     ==============  ===============
DIVIDENDS PER COMMON SHARE (Note 4)                            $         ---     $          ---     $          ---  $          ---
                                                               =============     ==============     ==============  ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 3)                5,413,647          5,157,046          5,288,825       5,030,093
                                                               ==============    ===============    ============== ================

The accompanying notes are an integral part of these financial statements.


                                          PERINI CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                     (In Thousands)

                                                                                                  NINE MONTHS
                                                                                                 ENDED SEPT 30,
                                                                                            1998                1997
                                                                                       --------------      --------------
Cash Flows from Operating Activities:
Net Income                                                                             $       9,070       $       7,121
Adjustments to reconcile net income to net cash provided from operating activities:
  Depreciation and amortization                                                                1,735               2,073
  Noncurrent deferred taxes and other liabilities                                                395             (18,896)
  Distributions greater than earnings of joint ventures and affiliates                           391               2,829
  Cash provided from (used by) changes in components of working capital other
    than cash, notes payable and current maturities of long-term debt                          3,114             (32,997)
  Sale of interest in real estate joint ventures                                                ---               19,856
  Real estate development investments other than joint ventures                                7,130               2,630
  Other non-cash items, net                                                                     (911)             (1,800)
                                                                                       --------------      --------------

    NET CASH PROVIDED FROM OPERATING ACTIVITIES                                        $      20,924       $     (19,184)
                                                                                       --------------      --------------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment                                         $         518       $         733
  Cash distributions of capital from unconsolidated joint ventures                             2,795               5,630
  Acquisition of property and equipment                                                         (568)             (1,181)
  Improvements to land held for sale or development                                             (256)               (334)
  Capital contributions to unconsolidated joint ventures                                      (2,424)             (4,271)
  Advances to real estate joint ventures, net                                                 (3,066)             (7,700)
  Investments in other activities                                                                303                 768
                                                                                       --------------      --------------

    NET CASH USED BY INVESTING ACTIVITIES                                               $     (2,698)      $      (6,355)
                                                                                       --------------      --------------

Cash Flows from Financing Activities:
  Series B preferred stock issued, net                                                  $        ---       $      26,558
  Proceeds of long-term debt                                                                  14,600              17,885
  Repayment of long-term debt                                                                 (9,298)            (13,449)
  Common stock issued                                                                          2,482               1,701
  Treasury stock issued                                                                          151                 165
                                                                                       --------------      --------------

    NET CASH PROVIDED FROM FINANCING ACTIVITIES                                        $       7,935       $      32,860
                                                                                       --------------      --------------

Net Increase in Cash                                                                   $      26,161       $       7,321

Cash at Beginning of Year                                                                     31,305               9,745
                                                                                       --------------      --------------

Cash at End of Period                                                                  $      57,466       $      17,066
                                                                                       ==============      ==============

Supplemental Disclosures of Cash paid during the period for:
     Interest                                                                          $       6,128       $       7,580
                                                                                       ==============      ==============
     Income tax payments                                                               $         135       $         349
                                                                                       ==============      ==============

Supplemental Disclosures of Non-cash Transactions:
     Dividends paid in shares of Series B Preferred Stock (Note 4)                     $       2,527       $       2,028
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

(3)     Per Share Data
        Computations of basic and diluted earnings per common share ("EPS") amounts are based on the weighted average number of the Company's common shares outstanding during the periods presented. Earnings available for common shares are calculated as follows (in thousands):


                                                                Three Months Ended                   Nine Months Ended
                                                                  September 30,                        September 30,
                                                          ------------------------------       ------------------------------
                                                              1998              1997               1998              1997
                                                          ------------      ------------       ------------      ------------
Net Income                                                $     3,737       $     2,927        $     9,070       $     7,121
                                                          ------------      ------------       ------------      ------------
Less:
  Accrued dividends on Senior Preferred Stock                    (531)             (531)            (1,593)           (1,592)
  Dividends declared on Series B Preferred Stock                 (863)             (782)            (2,527)           (2,028)
  Accretion deduction required to reinstate
  mandatory redemption value of Series B
  Preferred Stock over a period of 8-10 years                     (93)              (95)              (280)             (279)
                                                          ------------      ------------       ------------      ------------
                                                              $(1,487)          $(1,408)           $(4,400)          $(3,899)
                                                          ------------      ------------       ------------      ------------
Earnings Available for Common Shares                      $     2,250       $     1,519        $     4,670       $     3,222
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

        As previously disclosed, in conjunction with the covenants of the Amended and Restated Credit Agreement effective January 17, 1997, the Company is required to suspend the payment of quarterly dividends on its $21.25 preferred stock ("Senior Preferred Stock") until certain financial criteria are met. Therefore, the dividends on the Senior Preferred Stock have not been declared since 1995 (although they have been fully accrued due to the "cumulative" feature of the Senior Preferred Stock). The aggregate amount of dividends in arrears is approximately $6,374,000 at September 30, 1998 which represents approximately $63.74 per share of Preferred Stock or approximately $6.37 per Depositary Share and is included in Long Term Other Liabilities in the accompanying Consolidated Balance Sheet. Under the terms of the Preferred Stock, the holders of the Depositary Shares were entitled to elect two additional Directors since dividends have been

                       PERINI CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

(4)     Dividends (continued)
        deferred for more than six quarters and such directors were elected at the May 14 Annual Meeting. Quarterly In-kind dividends (based on an annual rate of 10%) were paid on March 16, 1998 on the Series B Preferred Stock to the stockholders of record on March 2, 1998. The dividend was paid in the form of approximately 4,108 additional shares of Series B Preferred Stock valued at $200.00 per share for a total of $821,501. In-kind dividends for the second quarter were paid on June 15, 1998 to stockholders of record on June 1, 1998. The dividend was paid in the form of approximately 4,210 additional shares of Series B Preferred Stock valued at $200.00 per share for a total of $842,039. In-kind dividends for the third quarter were paid on September 15, 1998 to stockholders of record on September 1, 1998. The dividend was paid in the form of approximately 4,315 additional shares of Series B Preferred Stock valued at $200.00 per share for a total of $863,088.

(5)     Basis of Presentation
        The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1998 and December 31, 1997 and results of operations and cash flows for the three month and nine month periods ended September 30, 1998 and 1997. The results of operations for the nine month period ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998, because the Company's results generally consist of a limited number of large transactions in both construction and real estate. Therefore, such results can vary depending on the timing of transactions and the profitability of projects being reported.

(6)     Impact of Recently Issued Accounting Standards
        During the quarter ended March 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income". There was no impact to the accompanying consolidated condensed financial statements due to the adoption of this statement, therefore, no additional disclosure is required.

        In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that the company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

        Statement No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. Statement No. 133 cannot be applied retroactively.

        The Company does not hold any significant derivative instruments or engage in significant hedging activities and, therefore, the impact of adopting Statement No. 133 is expected to be immaterial. The Company plans to adopt Statement No. 133 on January 1, 1999, the start of the next fiscal year.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                   (Continued)

Results of Operations
---------------------

     Comparison of the Third Quarter of 1998 with the Third Quarter of 1997

Revenues decreased $76.9 million (or 23.4%), from $328.2 million in 1997 to $251.3 million in 1998. This decrease resulted from a decrease in construction revenues of $73 million (or 22.8%) from $320.7 million in 1997 to $247.7 million in 1998, due primarily to decreases in revenues from both building and civil construction operations. Revenues from building operations decreased $60.0 million (or 27.6%) from $217.3 million in 1997 to $157.3 million in 1998, due primarily from a decrease in revenues from correctional facilities projects in the East and airport facilities projects in the West. Revenues from civil operations decreased $13 million (or 12.6%) from $103.4 million in 1997 to $90.4 million in 1998, due primarily to the timing in the start up of new work in the Northeast. In addition, the decision to phase out two construction divisions in the Midwest also contributed to the decrease in revenues from both the building and civil operations. The decline in real estate revenues of $3.9 million is primarily due to non-recurring revenues related to the 1997 sale of certain property in Arizona.

In spite of the overall 23% decrease in total revenues described above, total gross profit of $12.7 million only decreased by $.5 million (or 3.8%) due primarily to improved margins on both the building and civil construction work performed in 1998.

The decrease in general, administrative and selling expenses of $1.1 million (or 15.3%), from $7.2 million in 1997 to $6.1 million in 1998, resulted primarily from phasing out of two construction divisions in the Midwest, as well as efficiencies achieved by combining certain other divisions.

Interest expense decreased by $.6 million from $2.6 million in 1997 to $2.0 million in 1998 due primarily to lower average levels of borrowing during 1998.

The lower than normal tax rate in 1998 and 1997 for all periods presented is due to the utilization of tax loss carryforwards from prior years. Because of certain accounting limitations, the Company was not able to recognize a portion of the tax benefit related to the operating losses experienced in fiscal 1996 and 1995.

   Comparison of the Nine Months Ended September 30, 1998 with the Nine Months
                            Ended September 30, 1997

Revenues decreased $285.4 million (or 27.3%) from $1,044.3 million in 1997 to $758.9 million in 1998. This decrease resulted from a decrease in construction revenues of $259.2 million (or 25.9%) from $999.9 million in 1997 to $740.7 million in 1998, due primarily from a decrease in revenues from both building and civil construction operations. Revenues from building operations decreased $203.2 million (or 28.8%) from $706.1 million in 1997 to $502.9 million in 1998, due primarily to the timing of the start up of new hotel/casino projects in Las Vegas, a decrease in revenues from airport facilities and a sports complex in the West, and a decrease in revenues from correctional facilities projects in the East. Revenues from civil construction operations decreased $56.0 million (or 19.1%) from $293.8 million in 1997 to $237.8 million in 1998, due primarily to the timing in the start up of new work in the Northeast. The phasing out of two divisions in the Midwest also contributed to the decrease in revenues from both the building and civil operations. The decline in real estate revenues of $26.2 million (or 59.0%) is primarily due to the non-recurring revenues related to the 1997 sale of the Company's interest in the Resort at Squaw Creek.

In spite of the decrease in revenues, the total gross profit only decreased slightly, from $38.5 million in 1997 to $37.5 million in 1998, due primarily to improved margins on both the building and civil work performed in 1998.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                   (Continued)


General, administrative and selling expenses decreased by $1.6 million (or 7.2%), from $22.1 million in 1997 to $20.5 million in 1998 primarily due to the phasing out of two construction divisions in the Midwest.

Other income (expense) net decreased $.3 million, from a net expense of $1.1 million in 1997 to a net expense of $.8 million in 1998 due primarily to an increase in short-term interest income and a decrease in bank financing fees.

Interest expense decreased by $1.3 million (or 16.9%), from $7.7 million in 1997 to $6.4 million in 1998 due primarily to lower average levels of borrowing during 1998.

Financial Condition

Working capital increased $7.6 million, from $72.0 million at the end of 1997 to $79.6 million at September 30, 1998. The current ratio increased from 1.31 to 1 to 1.40 to 1 during this same period.

During the first nine months of 1998, the Company generated $20.9 million from operating activities, primarily from general operations, and another $7.9 million from financing activities, primarily from an increase in borrowings under its revolving credit facility. These funds were used to fund investing activities of $2.7 million, primarily advances to real estate joint ventures, and to increase cash on hand by $26.1 million.

Long term debt at September 30, 1998 was $98.2 million, an increase of $13.3 million from December 31, 1997. The long-term debt to equity ratio at September 30, 1998 was 1.99 to 1, compared to 2.08 to 1 at December 31, 1997.

At September 30, 1998, the Company had $14.8 million available under its line of credit facilities. Management believes that cash generated from operations and its existing credit lines should be adequate to meet the Company's funding requirements for at least the next twelve months.

Outlook
-------

o General - The statements contained in this Outlook that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Outlook are based on information available to the Company on the date hereof. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

o       Construction   -  Looking   ahead,   we  must   consider  the  Company's
        construction backlog and remaining portfolio of real estate projects. The overall construction backlog at September 30, 1998 was at $1.321 billion which represented a slight increase over the backlog at December 31, 1997. While approximately 45% of the current backlog relates to building construction projects which generally represent lower risk, lower margin work, approximately 55% of the current backlog relates to heavy construction projects which generally represent higher risk, but correspondingly higher margin work.

o Rincon Center - As previously reported in Note 11 of the December 31, 1997 Consolidated Financial Statements included in the Company's 1997 Form 10-K, the Company's Real Estate subsidiary, Perini Land and Development Company, the managing general partner of Rincon Center

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                   (Continued)

        Associates, has reached a preliminary agreement with the parties in Rincon Center, a mixed-use property in San Francisco, subject to various approvals and further negotiations, with regard to restructuring certain financial obligations and ownership interests. While further negotiations with and final approval by the various parties involved are ongoing, the Company has received the appropriate waivers or assurances to date that (i) the Lessor on Rincon I will continue to defer enforcement of the purchase requirement provisions under the Master Lease, and (ii) while the $33 million loan to the Lessor on Rincon I has matured and the $14.6 million loan on Rincon II has matured, the lenders have deferred enforcement of any remedies pending completion of the restructuring discussions. It continues to be the opinion of management that the final resolution of these negotiations and restructure of certain financial obligations will not have a material impact on the results of operations or financial condition as reported in the financial statements included in this Form 10-Q.

o Year 2000 Readiness Disclosures - Since many computers, related software and certain devices with embedded microchips record only the last two digits of a year, they may not be able to recognize that January 1, 2000 (or subsequent dates) comes after December 31, 1999. This situation could cause erroneous calculations or system shutdowns, causing problems that could range from merely inconvenient to significant.

        As previously reported in the Company's 1997 Form 10-K, the Company began a project to review all of its computer systems in 1995. One factor, among many, to consider was what impact, if any, would the Year 2000 have on computer systems. As a result of this project, the Company implemented new fully integrated online construction specific financial systems during the first quarter of 1998 which are Year 2000 compliant. The cost of these new systems, including the hardware, software and implementation costs, approximated $1.5 million which was capitalized and is being amortized over five years on a straight-line basis.

        The Company recognizes the Year 2000 issue could be an overall business problem, not just a technical problem. Therefore, it established a Year 2000 Committee early in 1998 to identify all of the other potential Year 2000 problems that could impact the Company, including readiness issues for its computer applications and business processes, non-information technology systems such as those of its facilities and equipment, along with relationships with third parties, such as our customers, vendors, subcontractors, joint venture, and other business partners; develop plans to evaluate the significance of the potential problem; develop plans to remedy or minimize the potential problem; assign appropriate resources; and monitor the implementation of the plans. During the third quarter of 1998, the Committee, which includes both the Company's Chairman and CEO, designated the Year 2000 Project Manager. The Project Manager has organized a Year 2000 Team, consisting of specific individuals assigned from each operating unit and each corporate department. In addition, the Company developed, published and commenced implementation of its Year 2000 Readiness Plan which has as its overall objective "to eliminate or minimize the potential internal and external impact of the Year 2000 issue on the normal business operations of the Company, its subsidiaries, and joint ventures in a timely and cost effective manner". In addition to addressing its own computer applications, facilities, and construction equipment, the Plan includes communication with critical third parties as stated above. The Year 2000 Plan includes the following phases: (1) potential problem identification, (2) resource commitment, (3) inventory, (4) assessment,
        (5) prioritization, (6) remediation, and (7) testing. While the Company completed the problem identification and resource commitment phases during the third quarter, it is in various stages of the "inventory", "assessment", "prioritize", and "remediation" phases. As part of the Plan, the Company is evaluating alternative solutions and developing contingency plans for handling certain critical areas in the event remediation is unsuccessful. Completion of the Year 2000 Plan, including final testing and development of contingency plans, is scheduled for October 1999.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                   (Continued)

        The cost for the Company to achieve Year 2000 readiness, excluding the costs of the new financial systems referred to above, is currently estimated to be from $300,000 to $500,000.

        While the Company currently does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance, the Company has not yet received adequate information concerning the Year 2000 compliance status of its subcontractors, suppliers, customers and various other third parties concerning its completed or in process projects. In the event that any of the Company's significant subcontractors, suppliers, customers or other third parties do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

PART II. - OTHER INFORMATION

Item 1. - Legal Proceedings - None

Item 2. - Changes in Securities

(a)     None

(b)     None

(c)     None

Item 3. - Defaults Upon Senior Securities

(a)     None

(b) In accordance with the provisions of the 1995 Amended Revolving Credit Agreement and the Credit Agreement which became effective on January 17, 1997, the Company suspended payment of quarterly dividends on its $21.25 Convertible Exchangeable Preferred Stock ("Senior Preferred Stock") commencing with the dividend that normally would have been declared during December, 1995 through the dividend that would normally have been declared during September 1998 for a total arrearage of $63.74 per share (or $6.37 per depositary share) which aggregates $6,374,000 to date. While these dividends have not been declared or paid, they have been fully accrued in accordance with the "cumulative" feature of the stock.

Item 4. - Submission of Matters to a Vote of Security Holders - None

Item 5. - Other Information - None

Item 6. - Exhibits and Reports on Form 8-K

(a) The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Act of 1934 and are referred to and incorporated herein by reference to such filings:

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

                        4.11 Voting Agreement dated as of January 17, 1997 by and among PB Capital, David B. Perini, Perini Memorial Foundation, David B. Perini Testamentary Trust, Ronald N. Tutor, and Tutor-Saliba Corporation - Exhibit 4.11 to Form 8- K filed on February 14, 1997.

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

                       10.2 Perini Corporation Amended and Restated General Incentive Compensation Plan - Exhibit 10.2 to 1997 Form 10-K filed on March 30, 1998.

                       10.3 Perini Corporation Amended and Restated Construction Business Unit Incentive Compensation Plan - Exhibit 10.3 to 1997 Form 10-K filed on March 30, 1998.

                       10.4 Management Agreement dated as of January 17, 1997 by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation - Exhibit 10.16 to Form 8-K filed on February 14, 1997.

                       10.5 Amended and Restated Credit Agreement dated as of January 17, 1997 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank, as Co-Agent Exhibit 10.17 to Form 10-K filed March 31, 1997.

(b) Reports on Form 8-K - None.

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                Perini Corporation
                                Registrant


Date: November 12, 1998         /s/ Robert Band
                                ---------------
                                Robert Band, Executive Vice President,
                                  Chief Financial Officer


Date: November 12, 1998         /s/ Barry R. Blake
                                ------------------
                                Barry R. Blake, Vice President and Controller