Form 10-K
period 1998-12-31
PERINI CORP
filed 1999-03-15
CIK 77543

FORM 10-K
Securities and Exchange Commission                    Commission File No. 1-6314
Washington, DC  20549
--------------------------------------------------------------------------------

(Mark One) [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934. For the fiscal year ended December 31, 1998 [ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
--------------------------------------------------------------------------------
For the transition period from __________ to ____________ Perini Corporation (Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
--------------------------------------------------------------------------------

The aggregate market value of voting Common Stock held by nonaffiliates of the registrant is $24,346,000 as of February 22, 1999. The Company does not have any non-voting Common Stock.

The number of shares of Common Stock, $1.00 par value per share, outstanding at February 22, 1999 is 5,444,010.
--------------------------------------------------------------------------------

Documents Incorporated by Reference

Portions of the annual proxy statement for the year ended December 31, 1998 are incorporated by reference into Part III.

                               PERINI CORPORATION

                             INDEX TO ANNUAL REPORT

                                  ON FORM 10-K



                                                                                                         PAGE
                                                                                                         ----
PART I
------
Item 1:               Business                                                                           2 - 11
Item 2:               Properties                                                                         11
Item 3:               Legal Proceedings                                                                  12
Item 4:               Submission of Matters to a Vote of Security Holders                                12

PART II
Item 5:               Market for the Registrant's Common Stock and Related                               12
                        Stockholder Matters
Item 6:               Selected Financial Data                                                            13
Item 7:               Management's Discussion and Analysis of Financial                                  14 - 20
                        Condition and Results of Operations

Item 7A:              Quantitative and Qualitative Disclosure About Market Risk                          20
Item 8:               Financial Statements and Supplementary Data                                        20
Item 9:               Disagreements on Accounting and Financial Disclosure                               20

PART III
Item 10:              Directors and Executive Officers of the Registrant                                 21 - 22
Item 11:              Executive Compensation                                                             22
Item 12:              Security Ownership of Certain Beneficial Owners and                                22
                        Management
Item 13:              Certain Relationships and Related Transactions                                     22

PART IV
Item 14:              Exhibits, Financial Statement Schedules and Reports on                             23
                        Form 8-K

Signatures                                                                                               24

                                     PART I.


ITEM 1.   BUSINESS
------------------

General

Perini Corporation and its subsidiaries (the "Company" unless the context indicates otherwise) provides general contracting, including building and civil construction, and construction management and design-build services to private clients and public agencies throughout the United States and selected overseas locations. The Company is also engaged in real estate development operations which are conducted by Perini Land & Development Company, a wholly-owned subsidiary with offices currently in Georgia and Massachusetts. The Company was incorporated in 1918 as a successor to businesses which had been engaged in providing construction services since 1894.

Because the Company's results consist in part of a limited number of large transactions in both construction and real estate, results in any given fiscal quarter can vary depending on the timing of transactions and the profitability of the projects being reported. As a consequence, quarterly results may reflect such variations.

Information on lines of business and foreign business is included under the following captions of this Annual Report on Form 10-K for the year ended December 31, 1998.


                                                                                                  Annual Report
                                                                                                  On Form 10-K
                                          Caption                                                  Page Number
                                          -------                                                  -----------

Selected Consolidated Financial Information                                                          Page 13
Management's Discussion and Analysis                                                              Pages 14 - 20
Note 13 to the Consolidated Financial Statements, entitled Business Segments                      Pages 48 - 50

While the "Selected Consolidated Financial Information" presents certain lines of business information for purposes of consistency of presentation for the five years ended December 31, 1998, additional information (business segment) required by Statement of Financial Accounting Standards No. 131, "Disclosures About Segements of an Enterprise and Related Information", for the three years ended December 31, 1998 is included in Note 13 to the Consolidated Financial Statements.

A summary of revenues by business segment for the three years ended December 31, 1998 is as follows:

                                                             Revenues (in thousands)
                                                             Year Ended December 31,
                                                    ----------------------------------------
                                                              1998        1997          1996
                                                              ----        ----          ----
Construction:
  Building                                            $   679,296   $ 888,809   $   834,888
  Civil                                                   332,026     387,224       389,540
                                                      ------------  ----------  ------------
    Total Construction Revenues                       $ 1,011,322   $1,276,033  $ 1,224,428
Real Estate                                                24,578      48,458        45,856
                                                      ------------  ----------  ------------
      Total Revenues                                  $ 1,035,900   $1,324,491  $ 1,270,284
                                                      ============  ==========  ============


Construction

The general contracting services provided by the Company consist of planning and scheduling the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract. The Company provides these services using the traditional contracting method as well as under construction management or design-build contracting arrangements. The Company was engaged in over 130 construction projects in the United States and overseas during 1998. The Company has two principal construction operations: building and civil.

The building operation provides its services through regional offices located in several metropolitan areas: Boston, serving New England and the Mid-Atlantic area; and Phoenix and Las Vegas, serving Arizona, Nevada and California. In 1992, the Company combined its building operations into a wholly-owned subsidiary, Perini Building Company, Inc. This company combines substantial resources and expertise to better serve clients within the building construction market and enhances Perini's name recognition in this market. The Company undertakes a broad range of building construction projects including hotels, casinos, health care, correctional facilities, sports complexes, residential, commercial, civic, cultural and educational facilities.

The civil operation undertakes large public civil projects in the East, with current emphasis on major metropolitan areas such as Boston and New York City and selectively, in other geographic locations. The civil operation performs construction and rehabilitation of highways, subways, tunnels, dams, bridges, airports, marine projects, piers and waste water treatment facilities. The Company has been active in civil operations since 1894, and believes that it has particular expertise in large and complex projects. The Company believes that infrastructure rehabilitation is, and will continue to be, a significant market in 1999 and beyond.

Perini Management Services, Inc. (formerly Perini International Corporation), a wholly-owned subsidiary, provides a broad range of both civil and building construction services to U.S. government agencies in the U.S. and selected overseas locations, funded primarily in U.S. dollars. In selected situations, it pursues other work internationally.

                              Construction Strategy

The Company's current strategy is to concentrate on the civil construction market in the East and specialized niche building construction markets throughout the United States, with the goal in both markets to improve profit margins. The Company believes the best opportunities for growth in the coming years for its civil construction business are in the urban infrastructure market, particularly in Boston and metropolitan New York and other major cities where it has a significant presence, and in other large, complex projects. The Company's strategy in building construction is to take advantage of certain market niches, and to expand into new markets compatible with its expertise. Internally, the Company plans to continue to improve efficiency through strict attention to the control of overhead expenses and implementation of improved project management systems. Finally, the Company continues to expand its expertise to assist public owners to develop necessary facilities through creative public/private ventures.

During 1996, the Company also adopted a plan to enhance the profitability of its construction operations by emphasizing gross margin and bottom line improvement ahead of top line revenue growth. This plan called for the Company to focus its financial and human resources on construction operations which are consistently profitable and to de-emphasize marginal business units. During 1997, the Company closed or downsized and refocused four business units and combined its two remaining civil construction entities (U.S. Heavy and Metropolitan New York divisions) under a consolidated management structure named "Perini Civil". During 1998, the Company continued its plan to enhance profitability and to implement certain other decisions made in 1997 by closing down two marginal business units in the Midwest.

                                     Backlog

As of December 31, 1998, the Company's construction backlog was $1.23 billion compared to backlogs of $1.31 billion and $1.52 billion as of December 31, 1997 and 1996, respectively.


                                                          Backlog (in thousands) as of December 31,
                                  -----------------------------------------------------------------------------------------
                                                          1998                          1997                           1996
                                                          ----                          ----                           ----
Northeast                               $   682,774         55%       $   574,779         44%        $   643,114         42%
Mid-Atlantic                                 45,417          4             97,212          7             113,289          8
Southeast                                    35,801          3             46,629          4              56,925          4
Midwest                                      92,928          8             26,130          2              97,954          6
Southwest                                   294,931         24            481,068         37             425,901         28
West                                         26,843          2             28,707          2             139,079          9
Foreign                                      53,562          4             54,929          4              41,438          3
  Total                                  $1,232,256        100%        $1,309,454        100%         $1,517,700        100%

The Company includes a construction project in its backlog at such time as a contract is awarded or a firm letter of commitment is obtained. As a result, the backlog figures are firm, subject only to the cancellation provisions contained in the various contracts. The Company estimates that approximately $500 million of its backlog will not be completed in 1999.

The Company's backlog in the Northeast region of the United States continues to remain strong because of its ability to meet the needs of the growing infrastructure construction and rehabilitation market in this region, (particularly in the metropolitan Boston and New York City areas). The decrease in backlog in the Southwest region is due to the timing in signing new contracts that are being negotiated rather than a longer term trend. Other fluctuations in backlog are viewed by management as transitory.

                               Types of Contracts

The four general types of contracts in current use in the construction industry are:

O Fixed price contracts ("FP"), which include fixed unit price contracts, usually transfer more risk to the contractor but offer the opportunity, under favorable circumstances, for greater profits. With the Company's concentration in publicly bid civil construction projects, fixed price contracts continue to represent the major portion of the backlog.

O Cost-plus-fixed-fee or award fee contracts ("CPFF") which provide greater safety for the contractor from a financial standpoint, but limit profits.

O Guaranteed maximum price contracts ("GMP") which provide for a cost-plus-fee arrangement up to a maximum agreed price. These contracts place risks on the contractor, but may permit an opportunity for greater profits than cost-plus-fixed-fee contracts through sharing agreements with the client on any cost savings.

O Construction management contracts ("CM") under which a contractor agrees to manage a project for the owner for an agreed-upon fee which may be fixed or may vary based upon negotiated factors. The contractor generally provides services to supervise and coordinate the construction work on a project, but does not directly purchase contract materials, provide construction labor and equipment or enter into agreements with subcontractors.

Historically, a high percentage of company contracts have been of the fixed price and GMP type contracts. Construction management contracts remain a relatively small percentage of company contracts. A summary of revenues and backlog by type of contract for the most recent three years follows:

       Revenues - Year Ended
           December 31,                                            Backlog As Of December 31,
-----------------------------------                          -------------------------------------
       1998       1997         1996                                 1998         1997         1996
       ----       ----         ----                                 ----         ----         ----
        50%        58%          59%   Fixed Price                    68%          53%          62%
        50         42           41    CPFF, GMP or CM                32           47           38
       ----       ----         ----                                 ----         ----         ----
       100%       100%         100%                                 100%         100%         100%

                                     Clients

During 1998, the Company was active in the building, civil and international construction markets. The Company performed work for over 100 federal, state and local governmental agencies or authorities and private customers during 1998. Due to the Company's trend toward fewer, but larger contracts, a material part of the Company's business has been dependent on a single or limited number of private customers and/or public agencies in recent years (see Note 13 to Notes to the Consolidated Financial Statements), the loss of any one of which could have a materially adverse effect on the Company. During the period 1996-1998, the portion of construction revenues derived from contracts with various governmental agencies was 43% in 1998, 51% in 1997 and 52% in 1996.

                            Revenues by Client Source


                                                 Year Ended December 31,
                                           -----------------------------------
                                                   1998        1997       1996
                                                   ----        ----       ----
Private Owners                                      57%         49%        48%
Federal Governmental Agencies                        2           5          5
State, Local and Foreign Governments                41          46         47
                                                   ----        ----       ----
                                                   100%        100%       100%


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

The Company will endeavor to spread the financial and/or operational risk, as it has from time to time in the past, by participating in construction joint ventures, both in a majority and in a minority position, for the purpose of bidding and if awarded, performing on projects. These joint ventures are generally based on a standard joint venture agreement whereby each of the joint venture participants is usually committed to supply a predetermined percentage of capital, as required, and to share in the same predetermined percentage of income or loss of the project. Although joint ventures tend to spread the risk of loss, the Company's initial obligations to the venture may increase if one of the other participants is financially unable to bear its portion of cost and expenses. For an example of this situation, see "Legal Proceedings" on page 12. For further information regarding certain joint ventures, see Note 2 to Notes to Consolidated Financial Statements.

While the Company's construction business may experience some adverse consequences if shortages develop or if prices for materials, labor or equipment increase excessively, provisions in certain types of contracts often shift all or a major portion of any adverse impact to the customer. On fixed price type contracts, the Company attempts to insulate itself from the unfavorable effects of inflation by incorporating escalating wage and price assumptions, where appropriate, into its construction bids. Gasoline, diesel fuel and other materials used in the Company's construction activities are generally available locally from multiple sources and have been in adequate supply during recent years. Construction work in selected overseas areas primarily employs expatriate and local labor which can usually be obtained as required. The Company does not anticipate any significant impact in 1999 from material and/or labor shortages or price increases.

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

The Company has minimal exposure to environmental liability as a result of the activities of Perini Environmental Services, Inc. ("Perini Environmental"), a wholly-owned subsidiary of the Company that was phased out during 1997. Perini Environmental provided hazardous waste engineering and construction services to both private clients and public agencies nationwide. Perini Environmental was responsible for compliance with applicable laws in connection with its clean up activities and bore the risk associated with handling such materials. In addition to strict procedural guidelines for conduct of this work, the Company and Perini Environmental generally carried insurance or received satisfactory indemnification from customers to cover the risks associated with this business. The Company also owns real estate in seven states and as an owner, is subject to laws governing environmental responsibility and liability based on ownership. The Company is not aware of any environmental liability associated with its ownership of real estate property.

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

Real Estate

The Company's real estate development operations are conducted by Perini Land & Development Company ("PL&D"), a wholly-owned subsidiary, which has been involved in real estate development since the early 1950's. PL&D has most recently engaged in real estate development in Arizona, California, Florida, Georgia and Massachusetts.


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

Since January 1, 1998, in its capacity as managing general partner of Rincon Center Associates ("RCA"), a joint venture which owns Rincon Center, a mixed-use property in San Francisco (see Real Estate Properties below), PL&D reached a nonbinding agreement on the restructure of the existing financing and other obligations on the project, subject to final documentation and final approval of several parties. The agreement provides, among other things, that the joint venture give up all of its economic interest in Phase I of Rincon Center. Once the refinancing agreement is completed, all guarantees provided by RCA, its partners and the Company, under the existing master lease covering Rincon I, would be released at that time in connection with the termination of the master lease. In anticipation of the completion of this transaction, a reserve of $17.2 million against the potential write-off of a note receivable and other assets related to the Phase I portion of the project was taken by RCA at December 31, 1997. PL&D's share of that reserve was $7.8 million, which was charged against existing reserves it carries on the project. Based on a current net realizable value analysis, the Company's investment in RCA will be recoverable from the full development and disposition of the remaining phase of the property identified as Rincon II.

PL&D will continue periodically to review its portfolio to assess the desirability of accelerating its sales through price concessions or sale at an earlier stage of development. In circumstances in which asset strategies are changed, such as in 1997 and 1996, and properties brought to market on an accelerated basis, those assets, if necessary, are adjusted to reflect the lower of carrying amounts or fair value less cost to sell. Similarly, if the long term outlook for a property in development or held for future sale is adversely changed, the Company will adjust its carrying value to reflect such an impairment in value.

To achieve full value for some of its real estate holdings, in particular its investments in Rincon Center, PL&D may have to hold that property several years and currently intends to do so.

                              Real Estate Strategy

Since 1990, PL&D has taken a number of steps to reduce the size of its operations. In early 1990, all new real estate investment was suspended pending market improvement, all but critical capital expenditures were curtailed on on-going projects, and PL&D's work force was substantially reduced. Certain project loans were extended, with such extensions usually requiring pay downs and increased annual amortization of the remaining loan balance. Since that time, PL&D has operated with a further reduced staff and has adjusted its activity to meet the demands of the market. PL&D currently has offices in Georgia and Massachusetts.

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

                             Real Estate Properties

The following is a description of the Company's major development projects and properties by geographic area:

                                     Florida

West Palm Beach and Palm Beach County - At Metrocentre, a 51-acre commercial/office park which provides for 570,500 square feet of mixed commercial uses at the intersection of Interstate 95 and 45th Street in West Palm Beach, no property was sold in 1998. The park consists of 17 parcels, of which 5 acres currently remain unsold.

                                  Massachusetts

Perini  Land  &   Development   or  Paramount   Development   Associates,   Inc.
("Paramount"), a wholly-owned subsidiary of PL&D, own the following projects:

Raynham Woods Commerce Center, Raynham - In 1987, Paramount acquired a 409-acre site located in Raynham, Massachusetts. During 1988, Paramount completed infrastructure work on a major portion of the site (330 acres) which is being developed as a mixed-use corporate campus style park known as "Raynham Woods Commerce Center". From 1989 through 1997, Paramount sold an aggregate of 58 acres to various users, including the division of a major U.S. company for use as its headquarters, to a developer who was working with a major national retailer for a retail site, and to a major insurance company. In 1990, Paramount built two commercial buildings in the park. The park is planned to eventually contain 2.5 million square feet of office, R&D, light industrial and mixed commercial space. Two land sales totalling 8 acres were closed in 1998, along with the sale of the two commercial buildings mentioned above, leaving approximately 160 saleable acres to be sold.

Easton Business Center, Easton - In 1989, Paramount acquired a 40-acre site in Easton, Massachusetts, which already had been partially developed. Paramount completed the work and is currently marketing the site to commercial/industrial users. No sales were closed in 1998.

Wareham - In early 1990, Paramount acquired an 18.9-acre parcel of land at the junction of Routes 495 and 58 in Wareham, Massachusetts. The property is being marketed to both retail and commercial/industrial users. No sales were closed in 1998.

                                    Georgia

The Villages at Lake Ridge, Clayton County - During 1987, PL&D (49%) entered into a joint venture with 138 Joint Venture Partners to develop a 348-acre planned commercial and residential community in Clayton County called "The Villages at Lake Ridge," six miles south of Atlanta's Hartsfield International Airport. The development plan calls for mixed residential densities of apartments and moderate priced single-family homes totaling 1,158 dwelling units in the residential tracts, plus 220,000 square feet of retail and 220,000 square feet of office space in the commercial tracts. Since its acquisition, the joint venture has put in a substantial portion of the infrastructure, all of the recreational amenities, and through 1997 had sold 312 single family lots to builders, along with a 22.3-acre tract designed for 88 lots, a 16-acre parcel for use as an elementary school and developed a 278-unit apartment complex which it later sold to a third party buyer. In 1998 the joint venture sold an additional 24 lots and a 5.6-acre tract designed for 16 lots to builders.

                                   California

Rincon Center, San Francisco - Major construction on this mixed-use project in downtown San Francisco was completed in 1989 for Rincon Center Associates, a joint venture in which PL&D holds a 46% interest and is the managing general partner. The project, constructed in two phases, consists of 320 residential units, approximately 423,000 square feet of office space, 63,000 square feet of retail space, and a 700-space parking garage. Following its completion in 1988, the first phase of the project was sold and leased backed under a master lease by the developing partnership. The first phase, referred to as Rincon I, consists of about 223,000 square feet of office space and 42,000 square feet of retail space. The Rincon I office space is 100% leased with the regional telephone directory company as the major tenant on a lease which runs to 2002. The retail space is currently 100% leased. Phase II of the project, referred to as Rincon II, which began operations in late 1989, consists of approximately 200,000 square feet of office space, 21,000 square feet of retail space, a 14,000-square foot U.S. postal facility, and 320 apartment units. Currently, 95% of the office space, 100% of the retail space and 97% of the 320 residential units are leased. The major tenant in the office space in Rincon II is a large national insurance company which occupies 164,000 square feet. The land related to this project is being leased from the U.S. Postal Service under a ground lease which expires in 2050.

Two major loans on this property, in aggregate totaling over $75 million, were scheduled to mature in 1993.

During 1993, both loans were extended for five additional years. To extend these loans, PL&D provided approximately $6 million in new funds which were used to reduce the principal balances of the loans. Between 1993 and 1998, PL&D has continued to provide funding used to further amortize these loans. Both loans, which currently aggregate $48.3 million, matured in 1998 and were not refinanced pending the debt restructure referred to below. In late 1997, as part of the agreement to extend the letter of credit which supports the tax exempt bonds, PL&D allowed the lender to call the $3.65 million letter of credit provided as support for the Rincon II commercial loan. RCA, the lessor, and the lender have reached a nonbinding agreement on the restructure of the Rincon financing. The agreement is subject to final documentation and final approvals of several parties including the lessor and the Company's revolving credit facility banks. The portion of the agreement relating to Rincon I provides, among other things, that the joint venture give up all of its economic interest in the commercial and retail segments of that portion of the property identified as Rincon I, and that the joint venture make a one-time payment of $7.5 million to the lessor of Rincon I (which includes a final loan payment of $6.5 million to the lenders of Rincon I). The agreement would also release the joint venture from all future liabilities under the master lease, including the obligation to repurchase that segment of the property under certain conditions. The portion of the agreement relating to Rincon II provides for, among other things, a $1.5 million interest payment, a $2.8 million principal payment, amortization of the commercial loan of $20,000 per month, a new letter of credit in the amount of $2.0 million issued to secure the remaining borrowings at Rincon II and the elimination of further Company or joint venture guarantees.

Total restructure payments related to Rincon I and II are estimated to be $12.7 million through 1999, of which $5.3 million will be funded by the Company and $7.4 million will be funded by the other co-general partner of the joint venture.

As part of the Rincon Center Phase I sale and operating lease-back transaction, the lease provides that if an additional financial commitment to replace at least $33 million of long-term financing (refers to one of the loans mentioned above) has not been arranged by January 1, 1998, the lessee will be deemed to have made an offer to purchase the property for a stipulated amount of approximately $18.8 million in excess of the then outstanding debt. An arrangement has been made to delay this event to allow the parties to finalize the financial restructuring as described above and to eventually cancel this requirement as part of the terms to the various restructuring agreements.

In addition to the project financing and guarantees mentioned above and described in more detail in Note 11 to Notes to Consolidated Financial Statements, the Company has advanced approximately $92.5 million to the partnership through December 31, 1998, of which approximately $3.3 million was advanced during 1998, primarily to pay down some of the principal portion of project debt which was renegotiated during 1993. During 1993 PL&D agreed, if necessary, to lend Pacific Gateway Properties (PGP), the other General Partner in the project, funds to meet its 20% share of cash calls. In return, PL&D receives a priority return from the partnership on those funds and penalty fees in the form of rights to certain distributions due PGP by the partnership controlling Rincon. From 1993-1998, PL&D advanced $6.2 million under this agreement, primarily to meet the principal payment obligations of the loan extensions described above. These funds, advanced as loans to PGP, are in addition to the advances described above.

Corte Madera, Marin County - After many years of intensive planning, PL&D obtained approval for a 151 single-family home residential development on its 85-acre site in Corte Madera and, in 1991, was successful in gaining water rights for the property. In 1992, PL&D initiated development on the site which was continued into 1993. This development is one of the last remaining in-fill areas in southern Marin County. In 1993, when PL&D decided to scale back its operations in California, it also decided to sell this development in a transaction which closed in early 1994. The transaction calls for PL&D to get the majority of its funds from the sale of residential units or upon the sixth anniversary of the sale whichever takes place first, and, although indemnified, to leave in place certain bonds and other assurances previously given to the town of Corte Madera guaranteeing performance in compliance with approvals previously obtained. Sale of the units began in August of 1995 and by the end of 1997, 76 sales were closed. During 1998, another 54 sales were closed, leaving a balance of 21 lots remaining.

                                     Arizona

Perini Central Limited Partnership, Phoenix - In 1985, PL&D (75%) entered into a joint venture with the Central United Methodist Church to master plan and develop approximately 4.4 acres of the church's property in midtown Phoenix. In 1990, the project was successfully rezoned to permit development of 580,000 square feet of office, 37,000 square feet of retail and 162 luxury apartments. In early 1998, the Company entered into a preliminary agreement to sell the property which was terminated late in 1998. Negotiations for the sale of the property to another prospective buyer are currently in process.

Grove at Black Canyon, Phoenix - The project consists of an office park complex on a 30-acre site located off of Black Canyon Freeway, a major Phoenix artery, approximately 20 minutes from downtown Phoenix. When complete, the project will include approximately 650,000 square feet of office, hotel, restaurant and/or retail space. Development, which began in 1986, is scheduled to proceed in phases as market conditions dictate. In 1987, a 150,000-square foot office building was completed within the park. The building leased up immediately and maintained an average occupancy in the low 90% range until late 1997. The building is now 75% leased with approximately half of the building leased to a major area utility company. During 1993, PL&D (50%) successfully restructured the financing on the project by obtaining a seven year extension with some amortization and a lower fixed interest rate. The annual amortization commitment is not currently covered by operating cash flow. In the near term, it appears approximately $700,000 per year of support to cover loan amortization will continue to be required. In 1996, the lease covering space occupied by the major office tenant was extended an additional seven years to the year 2004 on competitive terms. In 1995, a day care center was completed on an 8-acre site along the north entrance of the park. In 1997, a 1.5-acre site was sold to a local small business for development of an owner occupied office building and a 2.7-acre site was sold to a national hotel chain for development of an all-suites hotel. Both projects are completed and operating.

During the latter part of 1998, a judgment was rendered against the joint venture which required payment of a portion of a note, related interest and expenses which could aggregate between $1 and 2 million. The joint venture and its counsel are in the process of reviewing the possibility of appealing the decision.

Sabino Springs Country Club, Tucson - During 1990, the Tucson Board of Supervisors unanimously approved a plan for this 410-acre residential golf course community close to the foothills on the east side of Tucson. In 1991, that approval, which had been challenged, was affirmed by the Arizona Supreme
Court. When fully developed, the project will consist of 496 single-family homes. In 1993, PL&D recorded the master plat on the project and sold a major portion of the property to an international real estate company. An 18-hole Robert Trent Jones, Jr. designed championship golf course and clubhouse were completed within the project in 1995. In 1998, PL&D settled a lawsuit with the prior purchaser of the major portion of the property which required PL&D to complete a certain portion of the infrastructure by the end of the Year 2000. Although it will require some additional infrastructure development before sale, PL&D still retains 33 estate lots for sale in future years.

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

Because several of the Company's real estate projects have been written down to net realizable value, future gross profits from real estate sales will be minimal, which has been the case during the three year period ended December 31, 1998.

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

Employees

The total number of personnel employed by the Company is subject to seasonal fluctuations, the volume of construction in progress and the relative amount of work performed by subcontractors. During 1998, the maximum number of employees employed was approximately 2,700 and the minimum was approximately 1,600.

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

ITEM 2.  PROPERTIES
-------------------

Properties applicable to the Company's real estate development activities are described in detail by geographic area in Item 1. Business on pages 6 through
10. All other properties used in operations are summarized below:


                                          Owned or Leased       Approximate     Approximate Square
Principal Offices                            by Perini             Acres       Feet of Office Space
-----------------                            ---------             -----       --------------------
Framingham, MA                                 Owned                  9                 100,000
Phoenix, AZ                                    Leased                 -                  22,700
Hawthorne, NY                                  Leased                 -                  12,500
Atlantic City, NJ                              Leased                 -                     900
Las Vegas, NV                                  Leased                 -                   2,900
Atlanta, GA                                    Leased                 -                     200
Chicago, IL                                    Leased                 -                   1,600
Detroit, MI                                    Leased                 -                   2,800
                                                                    -----               -------
                                                                      9                 143,600

                                          Owned or Leased       Approximate
Principal Permanent Storage Yards            by Perini             Acres
---------------------------------            ---------             -----
Bow, NH                                        Owned                 70
Framingham, MA                                 Owned                  6
Las Vegas, NV                                  Leased                 2
                                                                   -----
                                                                     78
                                                                   =====
                                      11

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

At the direction of the sucessor judge presiding over the action, during the third quarter of 1995, the parties submitted briefs on the issue of WMATA's liability on the joint venture's claims for delays and for extra work. As a result of that process, the company established a reserve with respect to the litigation.

In July 1997, the remaining issues were ruled on by the sucessor Judge, who awarded approximately $4.3 million to the joint venture, thereby reducing the net amount payable to approximately $12.2 million. The joint venture appealed the decision. As a result of the decision, there was no immediate impact on the Company's Statement of Operations because of the reserve provided in prior years. The actual funding of net damages, if any, will be deferred until the litigation process is complete.

On February 16, 1999, the U.S. Court of Appeals for the District of Columbia vacated the April 1995 and July 1997 Orders and remanded the case back to the successor judge with instructions for the successor judge to consider certain post-trial motions to the same extent an original judge would have, and to make findings and conclusions regarding the unresolved issues, giving appropriate consideration to whether or not witnesses must be recalled. A final judgment will be entered by the District Court upon the completion of these Appeals Court-directed procedures.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

        None.
                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
MATTERS
-------

The Company's Common Stock is traded on the American Stock Exchange under the symbol "PCR". The quarterly market price ranges (high-low) for 1998 and 1997 are summarized below:


                                                      1998                       1997
                                                      ----                       ----
Market Price Range per Common Share:          High            Low        High            Low
------------------------------------          ----            ---        ----            ---
Quarter Ended
  March 31                                      9 1/8   -       7 3/8     9  1/2   -     6   7/8
  June 30                                      11 1/4   -       7 7/8     7  3/4   -     6   1/4
  September 30                                  8 1/2   -           6     8  3/8   -     7
  December 31                                       7   -       4 1/4     9  3/8   -     7  13/16

For information on dividend payments, see Selected Financial Data in Item 6 below and "Dividends" under Management's Discussion and Analysis in Item 7 below.

As of February 22, 1999, there were approximately 1,144 record holders of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

Selected Consolidated Financial Information
(In thousands, except per share data)


OPERATING SUMMARY                            1998              1997             1996             1995              1994
                                         -------------     ------------     ------------     ------------      -------------
Revenues:
  Construction Operations -
        Building                     $         679,296 $        888,809  $       834,888  $       748,412  $         626,391
        Civil                                  332,026          387,224          389,540          308,261            324,493
                                         -------------     ------------     ------------     ------------      -------------
                                     $       1,011,322 $      1,276,033  $     1,224,428  $     1,056,673  $         950,884
  Real Estate Operations                        24,578           48,458           45,856           44,395             61,161
                                         -------------     ------------     ------------     ------------      -------------
     Total Revenues                  $       1,035,900 $      1,324,491  $     1,270,284  $     1,101,068  $       1,012,045
                                         -------------     ------------     ------------     ------------      -------------
Costs:
  Cost of Operations                 $         984,871 $      1,275,614  $     1,215,806  $     1,086,213  $         960,248
  Write down of Certain Real Estate
   Assets (Note 4)                                   -                -           79,900                -                  -
                                         -------------     ------------     ------------     ------------      -------------
                                     $         984,871 $      1,275,614  $     1,295,706  $     1,086,213  $         960,248
                                         -------------     ------------     ------------     ------------      -------------

Gross Profit (Loss)                  $          51,029 $         48,877  $       (25,422) $        14,855  $          51,797
General, Administrative & Selling
   Expenses                                     28,780           30,556           33,988           37,283             42,985
                                         -------------     ------------     ------------     ------------      -------------
Income (Loss) From Operations        $          22,249 $         18,321  $       (59,410)  $      (22,428)  $          8,812

Other Income (Expense), Net                       (812)          (1,665)            (492)             814               (856)
Interest Expense                                (8,685)         (10,334)           (9,871)         (8,582)            (7,473)
                                         -------------     ------------     ------------     ------------      -------------
Income (Loss) Before Income Taxes    $          12,752 $          6,322  $       (69,773)  $      (30,196)  $            483
(Provision) Credit for Income Taxes             (1,100)            (950)            (830)           2,611               (180)
                                         -------------     ------------     ------------     ------------      -------------
Net Income (Loss)                    $          11,652 $          5,372  $       (70,603)  $      (27,585)  $            303
                                         -------------     ------------     ------------     ------------      -------------
Per Share of Common Stock:
  Basic and diluted earnings (loss)  $            1.08 $           0.01  $        (15.13)  $        (6.38) $           (0.42)
                                         -------------     ------------     ------------     ------------      -------------
  Cash dividends declared            $               - $               - $              -  $            -  $               -
                                         -------------     ------------     ------------     ------------      -------------
  Book value                         $            4.17 $           2.44  $          2.14   $        17.06  $           23.79
                                         -------------     ------------     -------------    ------------      -------------
Weighted Average Number of
   Common Shares Outstanding                     5,318            5,059             4,808           4,655              4,380
                                         -------------     ------------     ------------     ------------      -------------
FINANCIAL POSITION SUMMARY

Working Capital                      $          57,665 $         76,752  $        56,744  $        36,545  $          29,948
                                         -------------     ------------     ------------     ------------      -------------
Current Ratio                                   1.29:1           1.33:1            1.19:1          1.12:1             1.13:1
                                        -------------     ------------     ------------     ------------      -------------
Long-term Debt, less current
   maturities                        $          75,857 $         84,898  $        96,893  $        84,155  $          76,986
                                         -------------     ------------     ------------     ------------      -------------
Stockholders' Equity                 $          50,558 $         40,900  $        35,558  $       105,606  $         132,029
                                         -------------     ------------     ------------     ------------      -------------
Ratio of Long-term Debt to Equity               1.50:1           2.08:1            2.72:1           .80:1              .58:1
                                         -------------     ------------     ------------     ------------      -------------


Total Assets                         $         378,591 $        414,924  $       464,292  $       539,251  $         482,500
                                         -------------     ------------     ------------     ------------      -------------

OTHER DATA

Backlog at Year End                  $       1,232,256 $      1,309,454  $     1,517,700  $     1,534,522  $       1,538,779
                                         -------------     ------------     ------------     ------------      -------------

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Results of Operations -
1998 Compared to 1997

The Company's total operations produced net income of $11.7 million (or $1.08 per Common Share) in 1998 compared to net income of $5.4 million (or $.01 per Common Share) in 1997. This substantially improved performance is attributable to higher margins on the work performed by both the Company's building and civil operating units, primarily from the hotel/casino market in Nevada and from civil infrastructure work in the Northeast and further reductions in general and administrative and interest expense. These improvements more than offset a decrease in 1998 construction revenues and continued losses from real estate operations.

Revenues decreased $288.6 million (or 22%) from $1,324.5 million in 1997 to $1,035.9 million in 1998. This decrease resulted from a decrease in construction revenues of $264.7 million (or 21%) from $1,276.0 million in 1997 to $1,011.3 million in 1998, due primarily from a decrease in revenues from both building and civil construction operations. Revenues from building operations decreased $209.5 million (or 24%) from $888.8 million in 1997 to $679.3 million in 1998, due primarily to the timing of the start up of new hotel/casino projects in Las Vegas, a decrease in revenues from airport facilities and a sports complex in the West, and a decrease in revenues from correctional facilities projects in the East. Revenues from civil construction operations decreased $55.2 million (or 14%) from $387.2 million in 1997 to $332.0 million in 1998, due primarily to the timing in the start up of new work in the Northeast. The phasing out of two divisions in the Midwest also contributed to the decrease in revenues from both the building and civil operations. The decline in real estate revenues of $23.9 million (or 49%) is primarily due to the non-recurring revenues related to the 1997 sale of the Company's interest in the Resort at Squaw Creek.

In spite of the overall 22% decrease in total revenues described above, total gross profit actually increased by $2.1 million (or 4%), from $48.9 million in 1997 to $51.0 million in 1998, due primarily to improved margins on both the building and civil construction work performed in 1998. Real estate operations contributed a gross loss of $2.7 million, a $1.4 million increase over 1997 which was caused primarily by adverse operating results in Arizona.

The decrease in general, administrative and selling expenses of $1.8 million (or 5.9%) from $30.6 million in 1997 to $28.8 million in 1998, resulted primarily from phasing out of two construction divisions in the Midwest, efficiencies achieved by combining certain other divisions and continuation of downsizing certain corporate departments.

Other income (expense), net improved by $0.9 million from a net expense of $1.7 million in 1997 to a net expense of $0.8 million in 1998, due to an increase in interest income and a decrease in bank fees.

Interest expense decreased by $1.6 million from $10.3 million in 1997 to $8.7 million in 1998, due primarily to lower average levels of borrowing during 1998.

The lower than normal tax rate for the three year period ended December 31, 1998 is due to the utilization of tax loss carryforwards from prior years. Because of certain accounting limitations, the Company was not able to recognize a portion of the tax benefit related to the operating losses experienced in fiscal 1996 and 1995. As a result, an amount estimated to be approximately $59.0 million of pretax earnings subsequent to 1998 should benefit from minimal, if any, federal tax charges. The net deferred tax assets reflect management's estimate of the amount that will, more likely than not, be realized (see Note 5 to Notes to Consolidated Financial Statements).

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

Revenues  amounted  to  $1.324  billion  in 1997,  a record  level for the third consecutive year, an increase of $54.2 million (or 4.3%), compared to 1996 revenues of $1.270 billion. This increase resulted primarily from increased construction revenues of $51.6 million (or 4.2%) from $1.224 billion in 1996 to $1.276 billion in 1997, due primarily to an increase in revenues from building construction operations of $53.9 million (or 6.5%), from $834.9 million in 1996 to $888.8 million in 1997, which more than offset a slight decrease in revenues from civil construction operations of $2.3 million (or 0.6%), from $389.5 million in 1996 to $387.2 million in 1997. These revenue fluctuations reflect the timing in the start-up of new construction projects, in particular several fast track hotel/casino projects in the Southwestern United States, several prison/detention and medical facilities projects in the Northeastern United States, and several long-term infrastructure rehabilitation projects in the metropolitan New York, Boston and Los Angeles areas. Revenues from real estate operations increased $2.6 million from $45.9 million in 1996 to $48.5 million in 1997, because of revenues related to the sale of the Company's interest in The Resort at Squaw Creek.

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

Financial Condition

Cash and Working Capital

During 1998, cash generated from operating activities in the amount of $29.7 million, due primarily to changes in various elements of working capital, continued to reflect improvement over recent years. In addition, net cash provided from investing activities amounted to $0.3 million which was generated by net cash distributions to the Company from joint ventures. The funds generated were used for financing activities ($14.8 million) to pay down borrowings and to increase cash on hand by $15.2 million.

During 1997, the Company generated $12.7 million in cash from operating activities, primarily from proceeds related to the sale of The Resort at Squaw Creek, and $14.6 million in cash from financing transactions, due to the net proceeds received on the sale of Series B Preferred Stock less pay downs of long-term debt. These funds were used for investing activities ($5.7 million) primarily for joint ventures and to increase the cash on hand by $21.6 million.

During 1996, the Company used $23.4 million in cash for operating activities, primarily for changes in working capital, and $22.0 million for investment activities, primarily to fund construction and real estate joint ventures. These uses of cash were provided by $26.1 million from financing activities, primarily increases in borrowings under the Company's Revolving Credit and Bridge Loan facilities, and a $19.3 million reduction in cash on hand.

Since  1990,  the  Company  has paid down $50.0  million of real  estate debt on wholly-owned real estate projects (from $50.9 million to $0.9 million), utilizing proceeds from sales of property and general corporate funds. Similarly, real estate joint venture debt has been reduced by $171.0 million over the same period. As a result, the Company has reached a point at which revenues from further real estate sales that, in the past, have been largely used to retire real estate debt will be increasingly available to improve general corporate liquidity subject to certain restrictions contained in the New Credit Agreement referred to in Note 3 to Notes to Consolidated Financial Statements. With the exception of a major property (Rincon Center) referred to in Note 11 to Notes to Consolidated Financial Statements, this trend should continue over the next few years with debt on projects often being fully repaid prior to full project sell-out. In addition, the Company made a strategic decision in the early 1990's to change its mix of construction work by increasing the relative percentage of potentially higher margin civil construction projects. The working capital required to support civil construction projects is substantially more than the normal building construction project because of its equipment intensive nature, progress billing terms imposed by certain public owners and, in some instances, time required to process contract change orders. The Company has addressed these problems by relying on corporate borrowings, extending certain maturing real estate loans
(with such extensions usually requiring pay downs and increased annual amortization of the remaining loan balance), suspending the acquisition of new real estate inventory, significantly reducing development expenses on certain projects, utilizing stock in payment of certain expenses, utilizing cash internally generated from operations and selling its interest in certain engineering and construction business units that were not an integral part of the Company's ongoing building and civil construction operations. The Company also implemented company-wide cost reduction programs in the early 1990's, and which are ongoing, to improve long-term financial results and suspended the dividend on its Common Stock during the fourth quarter of 1990 and suspended payment of dividends on its $21.25 Convertible Exchangeable Preferred Stock in the first quarter of 1996.

Effective January 17, 1997, the Company's liquidity and access to future borrowings, as required, during the next few years were significantly enhanced by the issuance of $30 million in Redeemable Series B Cumulative Convertible Preferred Stock (see Note 7 to Notes to Consolidated Financial Statements) and the New Credit Agreement referred to in Note 3 to Notes to Consolidated Financial Statements. The aggregate amount available under its revolving credit agreement increased to $129.5 million at that time, although it has subsequently been reduced and stands at $96.6 million at December 31, 1998. In addition to internally generated funds, at December 31, 1998, the Company has $21.6 million available under its revolving credit facility. The financial covenants to which the Company is subject include minimum levels of working capital, debt/net worth ratio, net worth level, interest coverage and certain restrictions on real estate investments, all as defined in the loan documents. Although the Company would have been in violation of certain of the covenants during 1998, it obtained waivers of such violations. Also, during 1997 and 1998, the Company made substantial progress on a strategy adopted at the end of 1996 that called for liquidating certain real estate assets which were written down at that time, resolving several major construction claims and minimizing overhead expenses.

The working capital current ratio was 1.29:1 at the end of 1998 compared to 1.33:1 at the end of 1997, and 1.19:1 at the end of 1996. Of the total working capital of $57.7 million at the end of 1998, approximately $17.6 million may not be converted to cash within the next 12 to 18 months.

Long-term Debt

Long-term debt was $75.9 million at the end of 1998 and continued to decrease during the period under review, $9.0 million during 1998 and $12.0 million during 1997. The ratio of long-term debt to equity improved substantially during this same period to 1.50:1 at the end of 1998 from 2.08:1 and 2.72:1 at the end of 1997 and 1996, respectively. The improvement in the debt to equity ratio is due primarily to a combination of the Company continuing to pay down its long-term debt and to earnings recorded in both 1998 and 1997.

Stockholders' Equity

The Company's book value per Common Share stood at $4.17 at December 31, 1998, compared to $2.44 per Common Share and $2.14 per Common Share at the end of 1997 and 1996, respectively. The major factors impacting stockholders' equity during the three-year period under review were the net income recorded in 1998 and 1997, the net loss recorded in 1996 and, to a lesser extent, Preferred dividends paid in-kind or accrued and stock issued in partial payment of certain expenses.

At December 31, 1998, there were 1,146 Common stockholders of record based on the stockholders list maintained by the Company's transfer agent.

Dividends

There were no cash dividends declared or paid on the Company's outstanding Common Stock during the three years ended December 31, 1998.

During 1995, the Company declared and paid the regular quarterly cash dividends of $5.3125 per share on the Company's Convertible Exchangeable Preferred Shares for an annual total of $21.25 per share (equivalent to quarterly dividends of $.53125 per Depositary Share for an annual total of $2.125 per Depositary Share). In conjunction with the covenants of the 1995 Amended Revolving Credit Agreement (see Note 3 to Notes to Consolidated Financial Statements), the
Company was required to suspend the payment of quarterly dividends on its Preferred Stock. Therefore, the dividend that normally would have been declared during December of 1995 and payable on March 15, 1996, as well as subsequent quarterly dividends in 1996, 1997 and 1998, have not been declared or paid (although they have been fully accrued due to the "cumulative" feature of the Preferred Stock). A New Credit Agreement, superseding the loan agreements referred to above, was approved January 17, 1997 and provides that the Company may not pay cash dividends or make other restricted payments unless: (i) the Company is not in default under the New Credit Agreement; (ii) commitments under the credit facility have been reduced to less than $90 million; (iii) restricted payments in any quarter, when added to restricted payments made in the prior three quarters, do not exceed fifty percent (50%) of net income from continuing operations for the prior four quarters; and (iv) net worth (after taking into consideration the amount of the proposed cash dividend or restricted payment) is at least equal to the amount shown below, adjusted for non-cash charges incurred in connection with any disposition or write-down of any real estate investment, provided that net worth must be at least $60 million:

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

For purposes of the New Credit Agreement, net worth shall include the net proceeds from the sale of the Series B Preferred Stock to the Investors. In addition, under the terms of the Series B Preferred Stock, the Company may not pay any cash dividends on its Common Stock until after September 1, 2001, and then only to the extent such dividends do not exceed in aggregate more than twenty-five percent (25%) of the Company's consolidated net income available for distribution to Common shareholders (after Preferred dividends). Prior to any such dividends, the Company must have elected and paid cash dividends on the Series B Preferred Stock for the preceding four quarters.

The aggregate amount of dividends in arrears is approximately $6,906,000 at December 31, 1998, which represents approximately $69.06 per share of Preferred Stock or approximately $6.91 per Depositary Share and is included in "Other Liabilities" (long-term) in the Consolidated Balance Sheet. Under the terms of the Preferred Stock, the holders of the Depositary Shares are entitled to elect two additional Directors since dividends had been deferred for more than six quarters and they did so at the May 14, 1998 Annual Meeting.

The Board of Directors intends to resume payment of dividends when the Company satisfies the terms of the New Credit Agreement, the provisions of the Series B Preferred Stock and the Board deems it prudent to do so.

Outlook

O Construction - Looking ahead, the overall construction backlog at the end of 1998 was $1.232 billion, down 6% from the 1997 year end backlog of $1.309 billion. This decrease primarily reflects a timing lag in signing up new work under negotiation at December 31, 1998 and suspension of work acquisition in certain divisions that are being closed. This backlog has a good balance between building and civil work and a relatively high overall estimated profit margin. Approximately 47% of the current backlog relates to building construction projects which generally represent lower risk, lower margin work, and approximately 53% of the current backlog relates to civil construction projects which generally represent higher risk, but correspondingly potentially higher margin work. During 1996, the Company also adopted a plan to enhance the profitability of its construction operations by emphasizing gross margin and bottom line improvement ahead of top line revenue growth. This plan called for the Company to focus its financial and human resources on construction operations which are consistently profitable and to de-emphasize marginal business units. Consistent with that Plan, the Company implemented plans to close or downsize and refocus four business units during 1997 and during 1998 it continued to implement these plans. The Company believes the outlook for its building and civil construction businesses continues to be promising.

O Real Estate - Because several of the Company's real estate projects have been written down to net realizable value, future gross profits from real estate sales will be minimal, which has been the case during the three year period ended December 31, 1998. A major objective for 1999 is to finalize the renegotiation and extension of debt at Rincon Center (see Note 11 to Notes to Consolidated Financial Statements).

O Liquidity - With the receipt of $30 million from the sale of its Redeemable Series B Preferred Stock and the New Credit Agreement both becoming effective on January 17, 1997, the Company's near term liquidity position improved substantially, enabling payments to vendors to generally be made in accordance with normal payment terms. In order to generate cash and reduce the Company's dependence on bank debt to fund the working capital needs of its core construction operations as well as to lower the Company's substantial interest expense and strengthen the balance sheet in the longer term, the Company will continue to sell certain real estate assets as market opportunities present themselves; to actively pursue the favorable conclusion of various unapproved change orders and construction claims; to focus new construction work acquisition efforts on various niche markets and geographic areas where the Company has a proven history of success; to downsize or close operations with marginal prospects for success; to continue to restrict the payment of cash dividends on the Company's $1 par value Common Stock and $2.125 Depositary Convertible Exchangeable Preferred Stock; and to continue to seek ways to control overhead expenses. In addition, at the end of 1996, the Company completed a review of all of its real estate assets which resulted in a change of strategies related to certain of those assets to a new strategy of generating short-term liquidity.

        Subsequent to December 31, 1998, the Company reached an agreement in principle with its Bank Group to extend its Revolving Credit Facility for an additional year from the beginning of the Year 2000 to the beginning of 2001 (see Note 3 to Notes to the Consolidated Financial Statements).

        Management believes that cash generated from operations, existing credit lines, additional borrowings and projected sale of certain real estate assets referred to above and timely resolution and payment of various unapproved change orders and construction claims referred to above should be adequate to meet the Company's funding requirements for at least the next twelve months.

O Year 2000 Disclosure - Since many computers, related software and certain devices with embedded microchips record only the last two digits of a year, they may not be able to recognize that January 1, 2000 (or subsequent dates) comes after December 31, 1999. This situation could cause erroneous calculations or system shutdowns, causing problems that could range from merely inconvenient to significant.

        As previously reported, the Company began a project to review all of its computer systems in 1995. One factor, among many to consider, was what impact, if any, Year 2000 would have on computer systems. As a result of this project, the Company implemented new, fully integrated, online, construction specific financial systems during the first quarter of 1998 which are Year 2000 compliant. The cost of these new systems, including the hardware which is also Year 2000 compliant, software and implementation costs, approximated $1.5 million which was capitalized and is being amortized over ten years on a straight-line basis.

        The  Company  recognized  that the Year 2000  issue  could be an overall business problem, not just a technical problem. Therefore, it established a Year 2000 Committee early in 1998 to identify all of the other potential Year 2000 issues that could impact the Company, including readiness issues for its computer applications and business processes, non-information technology systems such as those of its facilities and equipment, along with relationships with third parties, such as its customers, vendors, subcontractors, joint venture, and other business partners; develop plans to evaluate the significance of the potential problem; develop plans to remedy or minimize the potential problem; assign appropriate resources; and monitor the implementation of the plans. During the third quarter of 1998, the Committee, which included both the Company's Chairman and CEO, designated the Year 2000 Project Manager. The Project Manager has organized a Year 2000 Team, consisting of specific individuals assigned from each operating unit and each corporate department. In addition, the Company developed, published and commenced implementation of its Year 2000 Readiness Plan which has as its overall objective "to eliminate or minimize the potential internal and external impact of the Year 2000 issue on the normal business operations of the Company, its subsidiaries, and joint ventures in a timely and cost effective manner". In addition to addressing its own computer applications, facilities, and construction equipment, the Plan includes communication with critical third parties as stated above.

        The Year 2000 Plan includes the following phases: (1) potential problem identification, (2) resource commitment, (3) inventory, (4) assessment,
        (5) prioritization, (6) remediation, and (7) testing. While the Company completed the problem identification and resource commitment phases during the third quarter, and prioritization phase during the fourth quarter of 1998, it is in various stages of "inventory", "assessment", "testing", and "remediation" phases as of December 31, 1998. As part of the Plan, the Company is evaluating alternative solutions and developing contingency plans for handling certain critical areas in the event remediation is unsuccessful. Completion of the Year 2000 Plan, including final testing and development of final contingency plans, is currently on schedule and should be completed by its October 1999 targeted completion date. The Company currently estimates that costs related to the Year 2000 Plan over and above the cost of the new financial systems referred to above will approximate $0.3 million which are being expensed currently.

        The  Company,   as  a  general   contractor,   generally   provides  its
        construction services in accordance with detailed contracts and specifications provided by its clients. Also, the Company recently installed all new mission critical financial system software on new hardware, all of which are Year 2000 compliant. In light of the above, the Company has defined its most reasonable likely worse case scenario at this stage of implementing its Year 2000 Plan to include last minute inquiries and requests for assistance in determining Year 2000 compliance by some limited number of clients who have not properly prepared for this event. In addition, the possible filing of frivolous lawsuits against the Company, among others, by a party or parties that claim they were adversely impacted by a Year 2000 issue related to one of the many projects with which the Company was associated is also a concern. The Company currently plans to have a Year 2000 Urgent Response Team defined and available to respond to last minute Year 2000 issues raised by clients or others in a timely, proactive and cost effective manner. In addition, the Company currently plans to develop prepackaged legal defenses in advance assuming various types of complaints.

Forward-looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations, including "Outlook",

"Year 2000 Disclosure" and other sections of this Annual Report, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from those in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------------------------------------------------------------------

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's revolving credit debt (see Note 3 to Notes to the Consolidated Financial Statements) and short-term investment portfolio. As of December 31, 1998, the Company had $72.0 million borrowed under its revolving credit agreement that is classified in long-term debt and $38.2 million of short-term investments classified as cash equivalents.

The  Company  borrows  under its bank  revolving  credit  facility  for  general corporate purposes, including working capital requirements and capital expenditures. Borrowings under the bank credit facility bear interest at the applicable LIBOR or base rate, as defined, and therefore, the Company is subject to fluctuations in interest rates. If the average effective 1998 borrowing rate of 8.0% changed by 10% (or 0.8%) during the next twelve months, the impact, based on the Company's ending 1998 revolving debt balance, would be an increase or decrease in net income and cash flow of $576,000.

The Company's short-term investment portfolio consists primarily of highly liquid instruments with maturities of less than one month.

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

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------

None.

                                    PART III.
                                    ---------
           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           -----------------------------------------------------------

Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving election of directors in connection with the Annual Meeting of Stockholders to be held on May 13, 1999 (the "Proxy Statement"), which section is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998 pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended.

Listed below are the names, offices held, ages and business experience of all executive officers of the Company.


Name, Offices Held and Age                 Year First Elected to Present Office
                                                    and Business Experience
--------------------------                 ------------------------------------
David B. Perini, Director and              Since January 1, 1998 he serves as a
Chairman - 61*                             Director and Chairman. Prior to that,
                                           he served as a Director, President,
                                           Chief Executive Officer and Acting
                                           Chairman since 1972.  He became
                                           Chairman on March 17, 1978 and has
                                           worked for the Company since 1962 in
                                           various capacities.  Prior to being
                                           elected President, he served as Vice
                                           President and General Counsel.

Ronald N. Tutor, Director and Vice         Since January 1, 1998 he serves as a
Chairman - 58*                             Director and Vice Chairman.  Prior to
                                           that,he served as a Director and
                                           Acting Chief Operating Officer since
                                           January 17, 1997. He is the Chairman,
                                           President and Chief Executive Officer
                                           of Tutor-Saliba Corporation, a
                                           California based construction
                                           contractor since prior to 1994 and
                                           has actively managed that company
                                           since 1966.

Roger J. Ludlam, Director, President       He was elected President and Chief
and Chief Executive Officer - 56*          Executive Officer effective January
                                           1, 1998 and has served as a Director
                                           since May 1998.   Prior to that, he
                                           served as Senior Vice President,
                                           Civil Construction since June 1997.
                                           Prior thereto, he served as Chief
                                           Executive Officer of Park
                                           Construction, a Minnesota based civil
                                           construction contractor since January
                                           1994 and in a similar capacity for S.
                                           J. Groves & Sons Company since 1989.

Robert Band, Executive Vice President,     He was elected to his current
Chief Financial Officer - 51               position in December 1997.  Prior to
                                           that, he served as President of
                                           Perini Management Services, Inc.
                                           since January 1996 and as Senior Vice
                                           President, Chief Operating Officer of
                                           Perini International Corporation
                                           since April 1995.  Previously, he
                                           served as Vice President Construction
                                           from July 1993 and in various
                                           operating and financial capacities
                                           since 1973, including Treasurer from
                                           May 1988 to January 1990.

*Effective January 31, 1999, Mr. Ludlam resigned as President and Chief Executive Officer of the Company. Since January 31, 1999, David B. Perini and Ronald N. Tutor have shared the responsibilities of President and Chief Executive Officer of the Company pending the appointment of a new Chief Executive Officer.

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

                                    PART IV.
                                    --------

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
    ------------------------------------------------------------------------

                       PERINI CORPORATION AND SUBSIDIARIES
                       -----------------------------------

(a)1.   The  following   financial   statements  and   supplementary   financial
        information are filed as part of this report:


                                                                                                    Pages
                                                                                                    -----
Financial Statements of the Registrant

Consolidated Balance Sheets as of December 31, 1998 and 1997                                        25 - 26

Consolidated Statements of Operations for each of the three years ended December 31, 1998, 1997     27
and 1996

Consolidated Statements of Stockholders' Equity for each of the three years ended December 31,      28
1998, 1997 and 1996

Consolidated Statements of Cash Flows for each of the three years ended December 31, 1998, 1997     29 - 30
and 1996

Notes to Consolidated Financial Statements                                                          31 - 51

Report of Independent Public Accountants                                                            52

(a)2.   The following financial statement schedules are filed as part of this report:

                                                                                                    Pages
                                                                                                    -----

Report of Independent Public Accountants on Schedules                                               53

Schedule I -- Condensed Financial Information of Registrant                                         54 - 59

Schedule II -- Valuation and Qualifying Accounts and Reserves                                       60


        All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or in the Notes thereto.

(a)3.   Exhibits

        The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on pages 61 through 65. The Company will furnish a copy of any exhibit not included herewith to any holder of the Company's Common and Preferred Stock upon request.

(b) During the quarter ended December 31, 1998, the Registrant made no filings on Form 8-K.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                          Perini Corporation
                                                          (Registrant)

Dated:  March 15, 1999                                    /s/David B. Perini
                                                          David B. Perini
                                                          Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


                      Signature                                    Title                           Date
                      ---------                                    -----                           ----

(i)   Principal Executive Officer
      David B. Perini                                 Chairman                                March 15, 1999
      /s/David B. Perini
      ------------------
      David B. Perini

(ii)  Principal Financial Officer
      Robert Band                                     Executive Vice President,
                                                      Chief Financial Officer                 March 15, 1999
      /s/Robert Band
      --------------
      Robert Band

(iii) Principal Accounting Officer
      Barry R. Blake                                  Vice President and
                                                      Controller                              March 15, 1999
      /s/Barry R. Blake
      -----------------
      Barry R. Blake

(iv)  Directors

       David B. Perini                                    )
       Richard J. Boushka                                 )
       Arthur I. Caplan                                   )
       Marshall M. Criser                                 )
       Frederick Doppelt                                  )/s/ David B. Perini
       Albert A. Dorman                                   ) David B. Perini
       Arthur J. Fox, Jr.                                 )
       Nancy Hawthorne                                    )Attorney in Fact
       Michael R. Klein                                   )Dated:  March 15, 1999
       Douglas J. McCarron                                )
       John J. McHale                                     )
       Jane E. Newman                                     )
       Ronald N. Tutor                                    )




Consolidated Balance Sheets
December 31, 1998 and 1997

(In thousands except share data)


Assets


                                                                                          1998               1997
                                                                                      -------------      -------------
CURRENT ASSETS:
     Cash, including cash equivalents of $38,175 and $23,585 (Note 1)                 $      46,507      $      31,305
     Accounts and notes receivable, including retainage of $30,450 and $54,234              113,855            139,221
     Unbilled work (Note 1)                                                                  19,585             36,574
     Construction joint ventures (Notes 1 and 2)                                             67,100             71,056
     Real estate inventory, at the lower of cost or market (Notes 1 and 4)                   10,069             25,145
     Deferred tax asset (Notes 1 and 5)                                                       1,076              1,067
     Other current assets                                                                     1,332              1,808
                                                                                      -------------      -------------
         Total current assets                                                         $     259,524      $     306,176
                                                                                      -------------      -------------



REAL ESTATE DEVELOPMENT INVESTMENTS (Notes 1 and 4):
     Land held for sale or development (including land development costs) at
          the lower of cost or market                                                 $      15,541      $       7,093
     Investments in and advances to real estate joint ventures
         (Notes 2 and 11)                                                                    89,499             86,598
                                                                                      -------------      -------------
         Total real estate development investments                                    $     105,040      $      93,691
                                                                                      -------------      -------------




PROPERTY AND EQUIPMENT, at cost (Note 1):
     Land                                                                             $         536      $         826
     Buildings and improvements                                                              11,286             13,026
     Construction equipment                                                                   7,600              7,580
     Other equipment                                                                          6,814              8,450
                                                                                      -------------      -------------
                                                                                      $      26,236      $      29,882

         Less - Accumulated depreciation                                                     16,378             19,406
                                                                                      -------------      -------------

         Total property and equipment, net                                            $       9,858      $      10,476
                                                                                      -------------      -------------




OTHER ASSETS:
     Other investments                                                                $       2,719      $       3,069
     Goodwill (Note 1)                                                                        1,450              1,512
                                                                                      -------------      -------------
         Total other assets                                                           $       4,169      $       4,581
                                                                                      -------------      -------------


                                                                                      $     378,591      $     414,924
                                                                                      =============      =============


The accompanying notes are an integral part of these consolidated financial statements.


Liabilities and Stockholders' Equity

                                                                                         1998                 1997
                                                                                    ---------------      --------------
CURRENT LIABILITIES:
     Current maturities of long-term debt (Note 3)                                  $         2,956      $       11,873
     Accounts payable, including retainage of $31,859 and $49,884                           127,774             145,118
     Advances from construction joint ventures (Note 2)                                      17,300              29,801
     Deferred contract revenue (Note 1)                                                      14,350              17,117
     Accrued expenses                                                                        39,479              25,515
                                                                                    ---------------      --------------
         Total current liabilities                                                  $       201,859      $      229,424
                                                                                    ---------------      --------------

DEFERRED INCOME TAXES AND OTHER LIABILITIES (Notes 1, 5 & 6)                        $        15,713      $       28,882
                                                                                    ---------------      --------------

LONG-TERM DEBT, less current maturities included above (Note 3)                     $        75,857      $       84,898
                                                                                    ---------------      --------------

MINORITY INTEREST (Note 1)                                                          $         1,064      $        1,064
                                                                                    ---------------      --------------

CONTINGENCIES AND COMMITMENTS (Note 11)

REDEEMABLE SERIES B CUMULATIVE CONVERTIBLE PREFERRED
STOCK (Note 7):
     Authorized - 500,000 shares
     Issued and outstanding - 181,357 shares and 164,300 shares
        (aggregate liquidation preferences of $36,271 and $32,860)                  $        33,540      $       29,756
                                                                                    ---------------      --------------

STOCKHOLDERS' EQUITY (Notes 1, 3, 7, 8, 9 and 10):
     Preferred Stock, $1 par value -
          Authorized - 500,000 shares
          Designated, issued and outstanding - 100,000 shares of $21.25 Convertible
            Exchangeable Preferred Stock ($25,000 aggregate liquidation preference) $           100      $          100
          Series A junior participating Preferred Stock, $1 par value -
            Designated - 200,000
            Issued - none                                                                         -                   -
     Stock Purchase Warrants                                                                  2,233               2,233
     Common Stock, $1 par value -
          Authorized - 15,000,000 shares
          Issued - 5,506,341 shares and 5,267,130 shares                                      5,506               5,267
     Paid-in surplus                                                                         49,219              53,012
     Retained earnings (deficit)                                                             (3,642)            (15,294)
     ESOT related obligations                                                                (1,381)             (2,663)
                                                                                    ---------------      --------------
                                                                                    $        52,035      $       42,655
       Less - Common Stock in treasury, at cost - 92,694 shares and 110,084 shares            1,477               1,755
                                                                                    ---------------      --------------
         Total stockholders' equity                                                 $        50,558      $       40,900
                                                                                    ---------------      --------------


                                                                                    $       378,591      $      414,924
                                                                                    ===============      ==============


Consolidated Statements of Operations
For the Years Ended December 31, 1998, 1997 & 1996

(In thousands, except per share data)



                                                                   1998                 1997                 1996
                                                             ----------------      ---------------     ----------------

REVENUES (Notes 2 and 13)                                    $     1,035,900       $    1,324,491      $     1,270,284
                                                             ----------------      ---------------     ----------------

COSTS AND EXPENSES (Notes 2 and 10):
  Cost of operations                                         $       984,871       $    1,275,614      $     1,215,806
  Write down of certain real estate assets (Note 4)                        -                    -               79,900
  General, administrative and selling expenses                        28,780               30,556               33,988
                                                             ----------------      ---------------     ----------------
                                                             $     1,013,651       $    1,306,170      $     1,329,694
                                                             ----------------      ---------------     ----------------

INCOME (LOSS) FROM OPERATIONS (Note 13)                      $        22,249       $       18,321      $       (59,410)
                                                             ----------------      ---------------     ----------------

  Other income (expense), net (Note 6)                                  (812)              (1,665)                (492)
  Interest expense (Note 3)                                           (8,685)             (10,334)              (9,871)
                                                             ----------------      ---------------     ----------------

INCOME (LOSS) BEFORE INCOME TAXES                             $       12,752       $        6,322      $       (69,773)

Provision for income taxes (Notes 1 and 5)                            (1,100)                (950)                (830)
                                                             ----------------      ---------------     ----------------

NET INCOME (LOSS)                                            $        11,652       $        5,372      $       (70,603)
                                                             ================      ===============     ================


BASIC & DILUTED EARNINGS (LOSS) PER
COMMON SHARE (Note 1)                                        $          1.08      $          0.01     $         (15.13)
                                                             ================      ===============     ================
















The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 1998, 1997 & 1996
(In thousands, except per share data)

                                          Stock                          Retained       ESOT
                             Preferred   Purchase   Common    Paid-In    Earnings     Related    Treasury
                               Stock     Warrants    Stock    Surplus    (Deficit)  Obligations   Stock       Total
---------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1995  $     100  $          $  4,985  $  57,659  $   52,062  $   (4,965)  $ (4,235) $  105,606
---------------------------------------------------------------------------------------------------------------------

Net Loss                              -          -         -          -    (70,603)           -          -    (70,603)
Preferred Stock dividends accrued
($21.25 per share*)                   -          -         -          -     (2,125)           -          -     (2,125)
Treasury Stock issued in
partial payment of incentive
compensation                          -          -         -       (830)          -           -      1,867       1,037
Payment of director fees              -          -         -       (102)          -           -        236         134
Payment of finance fee                -          -        47        353           -           -          -         400
Payments related to ESOT notes        -          -         -          -           -       1,109          -       1,109
----------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1996   $     100  $          $  5,032  $  57,080  $  (20,666) $   (3,856) $  (2,132) $   35,558
----------------------------------------------------------------------------------------------------------------------
Net Income                            -          -         -          -       5,372           -          -       5,372
Value of Stock Purchase Warrants
issued (Note 3)                       -      2,233         -          -           -           -          -       2,233
Preferred Stock dividends accrued
($21.25 per share*)                   -          -         -     (2,125)          -           -          -      (2,125)
Series B Preferred Stock dividends
in kind issued (Note 7)               -          -         -     (2,830)          -           -          -      (2,830)
Accretion related to Series B
Preferred Stock (Note 7)              -          -         -       (368)          -           -          -        (368)
Common Stock issued in
partial payment of incentive
compensation                          -          -       235      1,466           -           -          -       1,701
Payment of director fees              -          -         -       (211)          -           -        377         166
Payments related to ESOT notes        -          -         -          -           -       1,193          -       1,193
----------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1997   $     100  $   2,233  $  5,267  $  53,012  $  (15,294) $   (2,663) $  (1,755) $   40,900
----------------------------------------------------------------------------------------------------------------------
Net Income                            -          -         -          -      11,652           -          -      11,652
Preferred Stock dividends accrued
($21.25 per share*)                   -          -         -     (2,125)          -           -          -      (2,125)
Series B Preferred Stock dividends
in kind issued (Note 7)               -          -         -     (3,411)          -           -          -      (3,411)
Accretion related to Series B
Preferred Stock (Note 7)              -          -         -       (373)          -           -          -        (373)
Common Stock issued in
partial payment of incentive
compensation                          -          -       239      2,243           -           -          -       2,482
Payment of director fees              -          -         -       (127)          -           -        278         151
Payments related to ESOT notes        -          -         -          -           -       1,282          -       1,282
----------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1998   $     100  $   2,233  $  5,506  $  49,219  $   (3,642) $   (1,381) $  (1,477) $   50,558
----------------------------------------------------------------------------------------------------------------------

*Equivalent to $2.125 per Depositary Share (see Note 8).




The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Cash Flows
For the Years Ended December 31, 1998, 1997 & 1996

(In thousands)


Cash Flows from Operating Activities:                                       1998             1997              1996
                                                                        ------------     ------------      ------------
  Net income (loss)                                                     $   11,652       $     5,372       $   (70,603)
  Adjustments to reconcile net income (loss) to net cash from operating activities -
    Depreciation                                                             1,463             1,936             2,527
  Amortization of deferred debt expense, Stock Purchase Warrants and other   1,596             2,011               895
  Distributions less than earnings of joint ventures and affiliates           (134)           (1,859)           (4,586)
  Write down of certain real estate properties                                   -                 -            79,900
  Cash provided from (used by) changes in components of working capital other than cash, notes payable and current maturities of long-term debt:
        (Increase) decrease in accounts receivable                          25,366            48,899            (7,142)
        (Increase) decrease in unbilled work                                16,989              (974)           (7,296)
        (Increase) decrease in construction joint ventures                  (1,509)              820              (380)
        (Increase) decrease in deferred tax asset                               (9)            2,446             9,526
        (Increase) decrease in other current assets                            476              (153)              849
        Increase (decrease) in accounts payable                             (17,346)         (38,289)          (13,645)
        Increase (decrease) in advances from construction joint ventures    (12,501)         (17,743)           12,714
        Increase (decrease) in deferred contract revenue                     (2,767)          (6,724)              398
        Increase (decrease) in accrued expenses                              11,839           (1,308)           (8,080)
  Non-current deferred taxes and other liabilities                          (13,169)          (4,540)          (21,366)
  Proceeds from sale of interests in real estate joint ventures                   -           20,260                 -
  Real estate development investments other than joint ventures               7,749            3,741             4,500
  Other non-cash items, net                                                     (33)          (1,200)           (1,689)
                                                                        ------------     ------------      ------------
  NET CASH PROVIDED FROM (USED BY) OPERATING ACTIVITIES                 $    29,662      $    12,695       $   (23,478)
                                                                        ------------     ------------      ------------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment                          $       608      $       383       $     2,098
  Cash distributions of capital from unconsolidated joint ventures            9,380           16,614             8,753
  Acquisition of property and equipment                                      (1,418)          (1,663)           (1,449)
  Improvements to land held for sale or development                            (339)            (666)             (515)
  Improvements to real estate properties used in operations                       -                -              (123)
  Capital contributions to unconsolidated joint ventures                     (3,531)          (7,063)          (20,224)
  Advances to real estate joint ventures, net                                (3,933)         (13,030)           (7,312)
  Investments in other activities                                              (440)            (273)           (3,206)
                                                                        ------------     ------------      ------------
  NET CASH PROVIDED FROM (USED BY) INVESTING ACTIVITIES                 $       327      $    (5,698)      $   (21,978)
                                                                        ------------     ------------      ------------


Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 1998, 1997 & 1996

(In thousands)

Cash Flows from Financing Activities:                                       1998             1997              1996
                                                                        ------------     ------------      ------------
  Proceeds from Issuance of Redeemable Series B Preferred Stock, net    $          -     $    26,558       $          -
  Proceeds from long-term debt                                                   155           5,035             27,006
  Repayment of long-term debt                                                (17,575)        (18,897)            (2,435)
  Common stock isued                                                           2,482           1,701                  -
  Treasury Stock issued                                                          151             166              1,171
  Finance fee paid in stock                                                        -               -                400
                                                                        ------------     ------------      ------------
  NET CASH PROVIDED FROM (USED BY) FINANCING ACTIVITIES                 $    (14,787)    $    14,563       $     26,142
                                                                        ------------     ------------      ------------
Net Increase (Decrease) in Cash                                         $     15,202     $    21,560       $    (19,314)
Cash and Cash Equivalents at Beginning of Year                                31,305           9,745             29,059
                                                                        ------------     ------------      ------------
Cash and Cash Equivalents at End of Year                                $     46,507     $    31,305       $      9,745
                                                                        ============     ============      ============



Supplemental Disclosures of Cash Paid During the Year For:
  Interest                                                              $     8,137      $    10,133       $     9,596
                                                                        ============     ============      ============
  Income tax payments                                                   $       160      $       330       $       221
                                                                        ============     ============      ============

Supplemental Disclosure of Noncash Transactions:
  Dividends paid in shares of Series B Preferred Stock (Note 7)         $     3,411      $     2,830       $         -
                                                                        ============     ============      ============
  Value assigned to Stock Purchase Warrants (Note 3)                    $         -      $     2,233       $         -
                                                                        ============     ============      ============












The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1998, 1997 & 1996

[1]  Summary of Significant Accounting Policies

[a] Principles of Consolidation The consolidated financial statements include the accounts of Perini Corporation, its subsidiaries and certain majority- owned real estate joint ventures (the "Company"). All subsidiaries are currently wholly-owned. All significant intercompany transactions and balances have been eliminated in consolidation. Non-consolidated joint venture interests are accounted for on the equity method with the Company's share of revenues and costs in these interests included in "Revenues" and "Cost of Operations," respectively, in the accompanying consolidated statements of operations. All significant intercompany profits between the Company and its joint ventures have been eliminated in consolidation. Taxes are provided on joint venture results in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1998, 1997 & 1996 (continued)

[1]  Summary of Significant Accounting Policies (continued)

[d] Methods of Accounting for Real Estate Operations (continued) Real estate investments are stated at the lower of the carrying amounts, which includes applicable interest and real estate taxes during the development and construction phases, or fair value less cost to sell in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ". SFAS No. 121 requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment has occurred when the carrying amount of the assets exceed the related undiscounted future cash flows of a development. SFAS No. 121 also provides that when management has committed to a plan to dispose of specific real estate assets, the assets should be reported at the lower of the carrying amount or fair value less cost to sell. Estimating future cash flows of a development involves estimating the current sales value of the development less the estimated costs of completion (to the stage of completion assumed in determining the selling price), holding and disposal. Estimated sales values are forecast based on comparable local sales (where applicable), trends as foreseen by knowledgeable local commercial real estate brokers or others active in the business and/or project specific experience such as offers made directly to the Company relating to the property. If the estimated future cash flows of a development are less than the carrying amount of a development, SFAS No. 121 requires a provision to be made to reduce the carrying amount of the development to fair value less cost to sell. In 1996, the Company changed its strategy with respect to certain real estate assets which resulted in a write- down that is described in Note 4 below.

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

[h] Earnings (Loss) Per Common Share Earnings (loss) per common share amounts were calculated in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings (loss) per common share ("EPS") was computed by dividing net income
(loss) less dividend and other requirements related to Preferred Stock by the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share was computed by giving effect to all dilutive potential common shares outstanding. The weighted-average shares used in the diluted earnings
(loss) per common share computations were essentially the same as those used in the basic earnings (loss) per common share computations (see below). Basic EPS equals diluted EPS for all periods presented due to the immaterial effect of stock options and the antidilutive effect of conversion of the Company's Depositary Convertible Exchangeable Preferred Shares, Series B Preferred Shares and Stock Purchase Warrants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1998, 1997 & 1996 (continued)

[1]  Summary of Significant Accounting Policies (continued)

[h] Earnings  (Loss) Per Common  Share  (continued)  Basic and diluted  earnings
(loss) per common share for the three years ended December 31, 1998 are calculated as follows (in thousands except per share amounts):

                                                                           1998               1997               1996
                                                                       ------------      --------------      -------------
Net income (loss)                                                      $    11,652       $       5,372       $    (70,603)
                                                                       ------------      --------------      -------------
Less:
  Accrued dividends on $21.25 Senior Preferred Stock (Note 8)          $    (2,125)      $      (2,125)      $     (2,125)

  Dividends declared on Series B Preferred Stock (Note 7)                   (3,411)             (2,830)               ---
  Accretion deduction required to reinstate mandatory redemption
  value of Series B Preferred Stock over a period of 8-10 years               (373)               (368)               ---
  (Note 7)
                                                                       ------------      --------------      -------------
                                                                       $    (5,909)      $      (5,323)      $     (2,125)
                                                                       ------------      --------------      -------------
Earnings available for common stockholders                             $     5,743       $          49       $    (72,728)
                                                                       ============      ==============      =============
Weighted average shares outstanding                                          5,318               5,059              4,808
                                                                       ------------      --------------      -------------
Basic and diluted earnings (loss) per Common Share                     $      1.08       $        0.01       $     (15.13)
                                                                       ============      ==============      =============

[i] Cash and Cash Equivalents
Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

[j]  Reclassifications
Certain prior year amounts have been reclassified to be consistent with the current year classifications.

[k]  Impact of Recently Issued Accounting Standards
During 1998, SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" was issued. The Company will implement the provisions of the Statement in the quarter ended March 31, 2000. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that the Company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company does not currently hold any significant derivative instruments or engage in significant hedging activities and, therefore, the impact of adopting Statement No. 133 is expected to be immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1998, 1997 & 1996 (continued)



[2]  Joint Ventures

The Company, in the normal conduct of its business, has entered into partnership arrangements, referred to as "joint ventures," for certain construction and real estate development projects. Each of the joint venture participants is usually committed to supply a predetermined percentage of capital, as required, and to share in a predetermined percentage of the income or loss of the project. Summary financial information (in thousands) for construction and real estate joint ventures accounted for on the equity method for the three years ended December 31, 1998 follows:


Construction Joint Ventures

Financial position at December 31,                       1998                  1997                 1996
                                                   -----------------      ---------------      ---------------
  Current assets                                   $        398,061       $      403,058       $      329,999
  Property and equipment, net                                 7,358               11,482               32,145
  Current liabilities                                      (285,197)            (292,184)            (236,752)
                                                   -----------------      ---------------      ---------------
  Net assets                                       $        120,222       $      122,356       $      125,392
                                                   =================      ===============      ===============


Equity                                             $         67,100       $       71,056       $       78,233
                                                   =================      ===============      ===============


Operations for the year ended December 31,               1998                  1997                 1996
                                                   -----------------      ---------------      ---------------
  Revenue                                          $        891,026       $    1,030,347       $      753,214
  Cost of operations                                        844,688              974,571              702,997
                                                   -----------------      ---------------      ---------------
  Pretax income                                    $         46,338       $       55,776       $       50,217
                                                   =================      ===============      ===============

Company's share of joint ventures
  Revenue                                          $        368,733       $      555,363       $      446,793
  Cost of operations                                        343,753              518,576              413,935
                                                   -----------------      ---------------      ---------------
  Pretax income                                    $         24,980       $       36,787       $       32,858
                                                   =================      ===============      ===============

The Company has a centralized cash management arrangement with two construction joint ventures in which it is the sponsor. Under this arrangement, excess cash is controlled by the Company; cash is made available to meet the individual joint venture requirements, as needed; and interest income is credited to the ventures at competitive market rates. In addition, certain joint ventures sponsored by other contractors, in which the Company participates, distribute cash at the end of each quarter to the participants who will then return these funds at the beginning of the next quarter. Of the total cash advanced at the end of 1998 ($17.3 million) and 1997 ($29.8 million), approximately $13.2 million in 1998 and $20.0 million in 1997 was deemed to be temporary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1998, 1997 & 1996 (continued)

[2]  Joint Ventures (continued)


Real Estate Joint Ventures


Financial position at December 31,                       1998                  1997                 1996
                                                   -----------------      ---------------      ---------------
  Property held for sale or development            $         11,128       $       11,544       $       12,683
  Investment properties, net                                122,474              125,234              168,833
  Other assets                                               22,902               20,645               64,530
  Long-term debt                                            (57,572)             (61,712)             (69,195)
  Other liabilities*                                       (243,228)            (222,131)            (334,087)
                                                   -----------------      ---------------      ---------------
  Net assets (liabilities)                         $       (144,296)      $     (126,420)      $     (157,236)
                                                   =================      ===============      ===============

  Equity **                                                $(67,088)      $      (58,434)      $     (125,877)
  Advances                                                  158,668              146,332              222,341
                                                   -----------------      ---------------      ---------------
  Total Equity and Advances                        $         91,580       $       87,898       $       96,464
                                                   =================      ===============      ===============

  Total Equity and Advances, Long-term             $         89,499       $       86,598       $       71,253
  Total Equity and Advances, Short-term ***                   2,081                1,300               25,211
                                                   -----------------      ---------------      ---------------
                                                   $         91,580       $       87,898       $       96,464
                                                   =================      ===============      ===============

Operations for the year ended December 31,               1998                  1997                 1996
                                                   -----------------      ---------------      ---------------
  Revenue                                          $         20,897       $       24,486       $       42,921
                                                   -----------------      ---------------      ---------------
  Cost of operations -
    Depreciation                                   $          3,071       $        3,662       $        6,614
    Other                                                    37,672               63,225               64,289
                                                   -----------------      ---------------      ---------------
                                                   $         40,743       $       66,887       $       70,903
                                                   -----------------      ---------------      ---------------
  Pretax income (loss)                             $        (19,846)      $      (42,401)      $      (27,982)
                                                   =================      ===============      ===============

Company's share of joint ventures
  Revenue                                          $          9,567       $       13,252       $       22,502
                                                   -----------------      ---------------      ---------------
  Cost of operations -
    Depreciation                                   $           1,420      $        1,709       $        3,441
    Other ****                                                10,423              12,132               19,127
                                                   -----------------      ---------------      ---------------
                                                   $          11,843      $       13,841       $       22,568
                                                   -----------------      ---------------      ---------------
  Pretax income (loss)                             $          (2,276)     $         (589)      $          (66)
                                                   =================      ===============      ===============


* Included in "Other liabilities" are advances from joint venture partners in the amount of $226.5 million in 1998, $208.9 million in 1997, and $255.0 million in 1996. Of the total advances from joint venture partners, $158.7 million in 1998 , $146.3 million in 1997, and $222.3 million in 1996, represented advances from the Company.

** When the Company's equity in a real estate joint venture is combined with advances by the Company to that joint venture, each joint venture has a positive investment balance at December 31, 1998.

***     Included in real estate inventory classified as current.

**** Other costs are reduced by the amount of interest income recorded by the Company on its advances to the respective joint ventures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1998, 1997 & 1996 (continued)

[3]  Long-term Debt

Long-term debt of the Company at December 31, 1998 and 1997 consists of the following (in thousands):


                                                                                        1998                1997
                                                                                   --------------      --------------

Revolving credit loans at an average rate of 8.0% in 1998 and 8.2% in 1997         $      72,000       $      80,000
Less - unamortized deferred value attributable to the Stock Purchase Warrants
(see below)                                                                                 (744)             (1,488)
                                                                                   --------------      --------------
                                                                                   $      71,256       $      78,512
Industrial revenue bonds at various rates, payable in 2005                                 4,000               4,000
ESOT Notes at 8.24%, payable in semi-annual installments (Note 8)                          1,260               2,423
Mortgages on real estate, at rates ranging from 8% to 10.82%,
   payable in installments or release payments                                               446               4,889
Other indebtedness                                                                         1,851               6,947
                                                                                   --------------      --------------
Total                                                                              $      78,813       $      96,771
Less - current maturities                                                                  2,956              11,873
                                                                                   --------------      --------------
  Net long-term debt                                                               $      75,857       $      84,898
                                                                                   ==============      ==============

Payments required under these obligations, prior to the extension of the Revolving Credit Agreement discussed below, amount to approximately $2,956 in 1999, $71,857 in 2000 and $4,000 in 2005.

Effective January 17, 1997, the Company entered into an Amended and Restated Credit Agreement with a group of major U.S. banks. Under this New Credit Agreement, the previous Revolving Credit Agreement and Bridge Loan Facility were combined into a single $129.5 million Credit Facility, with a $25 million maximum of such amount also being available for letters of credit, and the expiration dates extended from 1997 to January 3, 2000. The New Credit Agreement, as amended, provides for scheduled mandatory reductions of the total $129.5 million Credit Facility in the amount of $15.0 million in 1997, $17.9 million in 1998, $12.5 million in 1999 and the balance in 2000. Receipt of 50% of the net proceeds from real estate sales in excess of $20 million and 80% of net proceeds from the sale of certain other assets immediately reduce the total commitment under the Credit Facility and can represent all or part of the decrease on the scheduled mandatory reduction dates. After the 1997 and 1998 reductions referred to above, the total Credit Facility now aggregates $96.6 million.

The New Credit Agreement provides that the Company can choose from three interest rate alternatives including a prime-based rate, as well as other interest rate options based on LIBOR (London inter-bank offered rate) or participating bank certificate of deposit rates.

The Agreement, as well as certain other loan agreements, provide for, among other things, maintaining specified working capital and tangible net worth levels, minimum operating cash flow levels, as defined, limitations on indebtedness and certain limitations on investment in real estate development projects and future cash dividends. The Agreement also provides that collateral shall consist of all available assets not included as collateral in other agreements and for the continuation of the suspension of payment of the 53 1/8 cent per share quarterly dividend on the Company's Depositary Convertible Exchangeable Preferred Shares (see Note 8) until certain financial criteria are met.

In consideration of the restructuring of the Credit Facilities, the Bank Group received fees in the amount of $444,000 and Stock Purchase Warrants enabling the participating banks to purchase up to 420,000 shares of the Company's Common Stock, $1.00 par value, at $8.30 per share, the average fair market value of the stock for the five business days

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1998, 1997 & 1996 (continued)

[3] Long-term Debt (continued)

prior to the January 17, 1997 closing, at any time during the ten year period ended January 17, 2007. The grant date present value of the Stock Purchase Warrants ($2,233,000) was calculated using the Black-Scholes option pricing model and was accounted for by an increase in Stockholders' Equity, with the offset being a valuation account netted against the related Revolving Credit Loans. The valuation account is being amortized over the approximate three-year term of the New Credit Agreement, with the offsetting charge ($745,000 in 1997 and $744,000 in 1998) being to Other Income (Expense), net. The remaining unamortized balance is approximately $744,000 at December 31, 1998.

Subsequent to December 31, 1998, the Company has reached an Agreement in principle with its Bank Group to extend the Revolving Credit Agreement from January 3, 2000 to January 3, 2001. Other changes to the Revolving Credit Agreement include, among other things, a scheduled mandatory reduction of $20.0 million in 1999 and $15.0 million in 2000, with the balance in 2001, additional permanent mandatory reductions, as defined, from the net proceeds from real estate sales, an interest rate increase of 1/2 of 1% in 1999 and an additional 1/4 of 1% increase in 2000, and a one-time bank fee of $483,000.

[4]  Write Down of Certain Real Estate Assets

As of December 31, 1996, the Company changed its real estate strategy on certain of its properties from maximizing value by holding them through the necessary development and stabilization periods to a new strategy of generating short-term liquidity through an accelerated disposition or bulk sale. This change in strategy substantially reduced the estimated future cash flow from those properties. Therefore, an impairment loss on those properties, in an aggregate amount of $79.9 million, representing the excess of book value of those properties over their estimated fair value, was provided in the fourth quarter of 1996 in accordance with SFAS No. 121. An estimated allocation of the write-down by geographic area was California ($59.9 million), Arizona ($18 million), and Florida ($2 million). Revenues and pretax loss related to these properties included in the 1996 Statement of Operations were approximately $14.6 million and $.5 million, respectively.

[5]  Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109. This standard determines deferred income taxes based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities, given the provisions of enacted tax laws.

The provision for income taxes is comprised of the following (in thousands):


                       Federal             State             Foreign               Total
                    -------------      -------------      -------------       --------------
1998
 Current               $        -      $       (480)      $       (620)       $      (1,100)
 Deferred                       -                 -                  -                    -
                    -------------      -------------      -------------       --------------
                       $        -      $       (480)      $       (620)       $      (1,100)
                    =============      =============      =============       ==============
1997
 Current               $        -      $       (569)      $       (381)       $        (950)
 Deferred                       -                 -                  -                    -
                    -------------      -------------      -------------       --------------
                       $        -      $       (569)      $       (381)       $        (950)
                    =============      =============      =============       ==============
1996
 Current               $        -      $       (736)      $           -       $        (736)
 Deferred                       -               (94)                  -                 (94)
                    -------------      -------------      -------------       --------------
                       $        -      $       (830)      $           -       $        (830)
                    =============      =============      =============       ==============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1998, 1997 & 1996 (continued)

[5]  Income Taxes (continued)

The table below reconciles the difference between the statutory federal income tax rate and the effective rate provided in the statements of operations.

                                                       1998              1997               1996
                                                  --------------     -------------     --------------

Statutory federal income tax rate                            34%               34%              (34)%
State income taxes, net of federal tax benefit                2                 6                 1
Foreign taxes                                                 5                 6                 -
Change in valuation allowance                               (33)              (33)               34
Goodwill and other                                            1                 2                 -
                                                  --------------     -------------     --------------
Effective tax rate                                            9%               15%                1 %
                                                  ==============     =============     ==============

The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 (in thousands):

                                                     1998                                  1997
                                      ----------------------------------     --------------------------------
                                         Deferred            Deferred           Deferred          Deferred
                                           Tax                 Tax                Tax               Tax
                                         Assets            Liabilities          Assets          Liabilities
                                      -------------       --------------     -------------     --------------
Provision for estimated losses        $      9,562        $            -     $       9,527     $            -
Contract losses                                119                     -             4,071                  -
Joint ventures - construction                     -                9,271                 -              8,093
Joint ventures - real estate                      -                8,770                 -              6,243
Timing of expense recognition                   468                    -             1,972                  -
Capitalized carrying charges                      -                1,587                 -              1,894
Net operating loss and
   capital loss carryforwards                27,994                    -            23,798                  -
Alternative minimum tax credit
 carryforwards                                2,442                    -             2,442                  -
General business tax credit
 carryforwards                                3,532                    -             3,532                  -
Foreign tax credit carryforwards                 26                    -               979                  -
Other, net                                    1,025                    -               517                  -
                                      -------------       --------------     -------------     --------------
                                      $      45,168       $       19,628     $      46,838     $       16,230
Valuation allowance for deferred
 tax assets                                 (25,540)                   -           (30,608)                 -
                                      -------------       --------------     -------------     --------------
Total                                 $      19,628       $       19,628     $      16,230     $       16,230
                                      =============       ==============     =============     ==============

The net of the above is deferred taxes in the amount of $ -0- in 1998 and 1997, which is classified in the respective Consolidated Balance Sheets as follows:

                                                                                       1998             1997
                                                                                    -----------      -----------
Long-term deferred tax liabilities (included in "Deferred Income Taxes and Other
Liabilities")                                                                       $     1,076      $     1,067
Short-term deferred tax asset                                                             1,076            1,067
                                                                                    -----------      -----------
                                                                                     $     - 0-       $     - 0-
                                                                                    ===========      ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1998, 1997 & 1996 (continued)

[5]  Income Taxes (continued)

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management's estimate of the amount which will be realized from future taxable income which can be predicted with reasonable certainty.

As a result of not providing any federal income tax benefit in 1996 and only a partial benefit in 1995, earnings benefited in 1998 and 1997 by approximately $4.3 million and $2.1 million, respectively, by not having to provide for any Federal income tax. Approximately $59 million of future pretax earnings should benefit from minimal, if any, federal tax provisions.

At December 31, 1998, the Company has unused tax credits and net operating loss carryforwards for income tax reporting purposes which expire as follows (in thousands):

                            Unused               Foreign            Net Operating/
                          Investment               Tax               Capital Loss
                         Tax Credits             Credits             Carryforwards
                       ----------------      ---------------      -------------------

1999                   $             --     $             26    $                  --
2001 - 2006                       3,532                   --                    1,404
2007 - 2018                          --                   --                   80,932
                       ----------------      ---------------      -------------------
                       $          3,532       $           26      $            82,336
                       ================      ===============      ===================

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

[6]  Deferred Income Taxes and Other Liabilities and Other Income (Expense), Net

Deferred Income Taxes and Other Liabilities Deferred income taxes and other liabilities at December 31, 1998 and 1997 consist of the following (in thousands):


                                                      1998               1997
                                               -------------     ---------------

Deferred Income Taxes                          $       1,076     $        1,067
Insurance related liabilities                          5,625              8,173
Employee benefit related liabilities                   1,400              2,470
Accrued dividends on $21.25
   Preferred Stock (Note 8)                            6,906              4,781
Other                                                    706             12,391
                                               -------------     ---------------
                                               $      15,713     $       28,882
                                               =============     ===============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1998, 1997 & 1996 (continued)

[6] Deferred Income Taxes and Other Liabilities and Other Income (Expense), Net (continued)

Other Income (Expense), Net Other income (expense) items for the three years ended December 31, 1998 consist of the following (in thousands):


                                                1998            1997             1996
                                            ------------     -----------     -----------
Interest and dividend income                $     1,140      $    1,022      $    1,018
Minority interest (Note 1)                           --              75             416
Bank fees                                        (1,833)         (2,172)         (1,906)
Miscellaneous income (expense), net                (119)           (590)            (20)
                                            ------------     -----------     -----------
                                            $      (812)     $   (1,665)     $     (492)
                                            ============     ===========     ===========

[7]  Redeemable Series B Cumulative Convertible Preferred Stock

At a special stockholders' meeting on January 17, 1997, the Company's stockholders approved two proposals that allowed the Company to close a new equity transaction with a private investor group led by Richard C. Blum & Associates, L.P. immediately after the meeting. The transaction included, among other things, classification by the Board of Directors of 500,000 shares of Preferred Stock of the Company as Redeemable Series B Cumulative Convertible Preferred Stock, par value $1.00 per share, (the "Series B Preferred Stock"), issuance of 150,150 shares of Series B Preferred Stock at $200 per share (or $30 million) to the investor group, (with the remainder of the shares set aside for possible future payment-in-kind dividends to the holders of the Series B Preferred Stock), amendments to the Company's By-Laws that redefined the Executive Committee and added certain powers (generally financial in nature), including the power to give overall direction to the Company's Chief Executive Officer, appointment of three new members, recommended by the investor group, to the Board of Directors, and appointment of these same new directors to constitute a majority of the Executive Committee referred to above. Tutor-Saliba Corporation, a corporation controlled by a Director, who is also a member of the Executive Committee and an Officer of the Company, is a participant in certain construction joint ventures with the Company (see Note 14 "Related Party Transactions").

Dividends on the Series B Preferred Stock are generally payable at an annual rate of 7% when paid in cash and 10% of the liquidation preference of $200.00 per share when paid in-kind with Series B Preferred Stock compounded on a quarterly basis. According to the terms of the Series B Preferred Stock, it (i) ranks junior in cash dividend and liquidation preference to the $21.25 Convertible Exchangeable Preferred Stock and senior to Common Stock, (ii) provides that no cash dividends will be paid on any shares of Common Stock except for certain limited dividends beginning in 2001, (iii) is convertible into shares of Common Stock at an initial conversion price of approximately $9.68 per share (equivalent to 3,101,571 shares on January 17, 1997), (iv) has the same voting rights as shareholders of Common Stock immediately equal to the number of shares of Common Stock into which the Series B Preferred Stock can be converted, (v) generally has a liquidation preference of $200 per share of Series B Preferred Stock, (vi) is optionally redeemable by the Company after three years at a redemption price equal to the liquidating value per share and higher amounts if a Special Default, as defined, has occurred, (vii) is mandatorily redeemable by the Company if a Special Default has occurred and a holder of the Series B Preferred Stock requests such a redemption, (viii) is mandatorily redeemable by the Company for approximately one-third of the shares still outstanding on January 17, 2005 and one-third of the remaining shares in each of the next two years.

The initial proceeds ($30,030,000) received upon the issuance of 150,150 Series B Preferred Shares were reduced by related expenses of approximately $3.5 million. Due to the redeemable feature of the Series B Preferred Stock, this

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1998, 1997 & 1996 (continued)

[7] Redeemable Series B Cumulative Convertible Preferred Stock (continued)

reduction has to be added back (or accreted) to reinstate its mandatory redemption value over a period of 8-10 years, with an offsetting charge to paid-in surplus.

An analysis of Series B Preferred Stock transactions for the two years ended December 31, 1998 follows:

                                           Number of
                                             Shares                 Amount
                                        ----------------      ------------------
                                                                (in thousands)

Initial issuance on January 17, 1997             150,150      $          30,030
Less - related expenses                              ---                 (3,472)
                                        ----------------      ------------------
                                                 150,150      $          26,558
10% in-kind dividends issued                      14,150                  2,830
Accretion                                            ---                    368
                                        ----------------      ------------------
Balance at December 31, 1997                     164,300      $          29,756
10% in-kind dividends issued                      17,057                  3,411
Accretion                                            ---                    373
                                        ----------------      ------------------
Balance at December 31, 1998                     181,357      $          33,540
                                        ================      ==================



[8]  Capitalization

(a) $21.25 Convertible Exchangeable Preferred Stock ("$21.25 Preferred Stock") In June 1987, net proceeds of approximately $23,631,000 were received from the sale of 1,000,000 Depositary Convertible Exchangeable Preferred Shares (each Depositary Share representing ownership of 1/10 of a share of $21.25 Convertible Exchangeable Preferred Stock, $1 par value) at a price of $25 per Depositary Share. Annual dividends are
        $2.125  per  Depositary  Share  and  are  cumulative.   Generally,   the
        liquidation preference value is $25 per Depositary Share plus any accumulated and unpaid dividends. The Preferred Stock of the Company, as evidenced by ownership of Depositary Shares, is convertible at the option of the holder, at any time, into Common Stock of the Company at a conversion price of $37.75 per share of Common Stock. The Preferred Stock is redeemable at the option of the Company at any time at $25 per share plus any unpaid dividends. The Preferred Stock is also exchangeable at the option of the Company, in whole but not in part, on any dividend payment date into 8 1/2% convertible subordinated debentures due in 2012 at a rate equivalent to $25 principal amount of debentures for each Depositary Share. In conjunction with the covenants of the Company's Amended Revolving Credit Agreement as well as the New Credit Agreement, effective January 17, 1997 (see Note 3), the Company was required to suspend the payment of quarterly dividends on its $21.25 Preferred Stock (equivalent to $2.125 per Depositary Share) until certain financial criteria are met. Therefore, the dividends on the $21.25 Preferred Stock have not been declared since 1995 (although they have been fully accrued due to the "cumulative" feature of the Preferred Stock). The aggregate amount of dividends in arrears is approximately $6,906,000 at December 31, 1998, which represents approximately $69.06 per share of Preferred Stock or approximately $6.91 per Depositary Share and is included in "Other Liabilities" (long-term) in the accompanying Consolidated Balance Sheet. Under the terms of the Preferred Stock, the holders of the Depositary Shares were entitled to elect two additional Directors since dividends had been deferred for more than six quarters and they did so at the May 14, 1998 Annual Meeting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1998, 1997 & 1996 (continued)

[8]  Capitalization (continued)

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

        On January 17, 1997, the Board of Directors amended the Company's Shareholder Rights Plan to (i) permit the acquisition of the Series B Preferred Stock by certain investors (see Note 7 above), any additional Preferred Stock issued as a dividend thereon, any Common Stock issued upon conversion of the Series B Preferred Stock and certain other events without triggering the distribution of the Rights; (ii) lower the threshold for the occurrence of a Stock Acquisition Date from 20% to 10%; and (iii) extend the expiration date of the Plan from September 23, 1998 to January 21, 2007.

(c) ESOT Related Obligations In July 1989, the Company sold 262,774 shares of its $1 par value Common Stock, previously held in treasury, to its Employee Stock Ownership Trust ("ESOT") for $9,000,000. The ESOT borrowed the funds via a placement of 8.24% Senior Unsecured Notes ("Notes") guaranteed by the Company. The Notes are payable in 20 equal semi-annual installments of principal and interest commencing in January 1990. The Company's annual contribution to the ESOT, plus any dividends accumulated on the Company's Common Stock held by the ESOT, will be used to repay the Notes. Since the Notes are guaranteed by the Company, they are included in "Long- Term Debt" with an offsetting reduction in "Stockholders' Equity" in the accompanying Consolidated Balance Sheets. The amount included in "Long-Term Debt" will be reduced and "Stockholders' Equity" reinstated as the Notes are paid by the ESOT (see
        Note 3). Since the final repayment of the Notes is scheduled in 1999, the remaining amount payable is classified in "Current maturities of long-term debt" as of December 31, 1998.

[9]  Stock Options

At December 31, 1998 and 1997, 481,610 shares of the Company's authorized but unissued Common Stock were reserved for issuance to employees under its 1982 Stock Option Plan. Options are granted at fair market value on the date of grant, as defined, and generally become exercisable in two equal annual installments on the second and third

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1998, 1997 & 1996 (continued)


[9] Stock Options (continued)

anniversary of the date of grant and expire eight years from the date of grant. Options for 184,000 shares of Common Stock granted in 1992 become exercisable on March 31, 2001 if the Company achieves a certain profit target in the year 2000; may become exercisable earlier if certain interim profit targets are achieved;
and to the extent not exercised, expire 10 years from the date of grant. A summary of stock option activity related to the Company's 1982 Stock Option Plan is as follows:

                                                 Option Price Per Share
                                                 ----------------------
                                                                                Shares
                                     Number                         Weighted    Available
                                    of Shares        Range          Average     To Grant
                                    ---------        -----          -------     --------
Outstanding at December 31, 1996       363,500   $10.44-$33.06       $16.48       118,110
  Granted                               10,000   $ 8.00              $ 8.00
  Canceled                             (25,150)  $11.06-$33.06       $28.01
Outstanding at December 31, 1997       348,350   $ 8.00-$24.00       $15.41       133,260
   Granted                             117,500   $ 5.29              $ 5.29
   Canceled                           (100,550)  $10.44-$24.00       $16.39
Outstanding at December 31, 1998       365,300   $ 5.29-$16.44       $11.88       116,310


In addition, the Company has authorized but unissued Common Stock reserved for certain other options granted as follows:


                                            Grant          Options          Exercise
Grantee                                      Date          Granted            Price
------------------------------------      ----------     ------------      -----------
Members of Board Executive Committee,
    as Redefined (see Note 7)              01/17/97           225,000      $  8.38
Certain Executive Officers                 01/19/98           225,000      $  8.66
Member of Board Executive Committee        12/10/98            45,000      $  5.29

The terms of these options are generally similar to options granted under the 1982 Plan, including the exercise price being equal to fair market value, as defined, at date of grant, and timing of installment exercise dates, except for the timing of the exercisability of the January 1997 options, which is May 17, 2000.

Options outstanding at December 31, 1998 and related weighted average price and life information follows:


    Remaining             Grant             Options            Options            Exercise
   Life (Years)           Date            Outstanding        Exercisable            Price
   ------------           ----            -----------        -----------            -----
        1               07/16/91             43,800             43,800             $11.06
        4               12/21/92            184,000             69,000             $16.44
        4               03/22/94             10,000             10,000             $13.00
        7               01/17/97            225,000               --               $ 8.38
        7               07/08/97             10,000               --               $ 8.00
        8               01/19/98            225,000               --               $ 8.66
        8               12/10/98            162,500               --               $ 5.29

When options are exercised, the proceeds are credited to stockholders' equity. In addition, the income tax savings attributable to nonqualified options exercised are credited to paid-in surplus. The Company elected the optional pro forma disclosures under SFAS No. 123 as if the Company adopted the cost recognition requirements in 1995. The Company has no options outstanding relating to either 1995 or 1996. The estimated values shown below are based on the Black-Scholes option pricing model for options granted in 1997 through 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1998, 1997 & 1996 (continued)

[9] Stock Options (continued)

                                                           Assumptions
                              ---------------------------------------------------------------------
                                                    Expected         Risk-free
  Grant Date     Fair Value    Dividend Yield      Volatility      Interest Rate    Expected Life
  ----------     ----------    --------------      ----------      -------------    -------------
   01/17/97       $1,070,127         0%                39%             6.50%              8
   07/08/97       $   44,086         0%                38%             6.31%              8
   01/19/98       $1,027,758         0%                37%             5.57%              8
   12/10/98       $  399,485         0%                39%             4.63%              8


If SFAS No. 123 had been fully implemented, stock based compensation costs would have decreased net income in 1998 by $811,481 (or $0.15 per Common Share) and decreased net income in 1997 by $335,733 (or $0.07 per Common Share). The effect of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts.

[10]  Employee Benefit Plans

The Company and its U.S. subsidiaries have a defined benefit plan that covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The plan is noncontributory and benefits are based on an employee's years of service and "final average earnings", as defined. The plan provides reduced benefits for early retirement and takes into account offsets for social security benefits. All employees are vested after 5 years of service. Pension and other benefit plan disclosure as presented below was determined in accordance with SFAS No. 132, "Employers' Disclosures About Pension and Other Post-Retirement Benefits".

 Net pension cost for 1998, 1997 and 1996 follows (in thousands):


                                                    1998             1997            1996
                                                  ---------      -----------     ------------
Service cost - benefits earned during the period   $ 1,251       $    1,072      $     1,247
Interest cost on projected benefit obligation        3,601            3,298            3,062
Expected return on plan assets                      (3,341)          (2,991)          (2,718)
Amortization of transition obligation                    6                6                6
Amortization of prior service costs                    (78)             (78)             (78)
Amortization of net loss                               198                -                -
                                                 ---------      -----------     ------------
Net pension cost                                 $   1,637      $     1,307      $     1,519
                                                 =========      ===========     ============

Actuarial assumptions used:
  Discount rate                                   6 1/2% *           7 % **          7 1/2 %
  Rate of increase in compensation                6 %*               4 %             4 %
  Long-term rate of return on assets              8 %                8 %             8 %


* The decrease in the discount rate and the increase in the rate of increase in compensation were changed effective December 31, 1998, and resulted in increases in the projected benefit obligation referred to below of $3.5 million and $1.8 million, respectively.

** Rate was changed effective December 31, 1997 and resulted in a $2.8 million increase in the projected benefit obligation referred to below.

The Company's plan has assets in excess of its accumulated benefit obligations. Plan assets generally include equity and fixed income funds. The following tables provide a reconciliation of the changes of the fair value of assets in the Plan and Plan benefit obligations during the two-year period ended December 31, 1998, and a statement of the funded status as of December 31, 1998 and 1997 (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1998, 1997 & 1996 (continued)

[10]  Employee Benefit Plans (continued)



                       Reconciliation of Fair Value of Plan Assets
                                                            1998               1997
                                                        -------------     ---------------
Balance at beginning of year                            $     46,774      $       40,689
Actual return on Plan assets                                   5,912               6,901
Employer contribution                                          3,096               1,625
Benefit payments                                              (2,870)             (2,441)
                                                        -------------     ---------------
Balance at end of year                                  $     52,912      $       46,774
                                                        =============     ===============

                          Reconciliation of Benefit Obligation
                                                            1998               1997
                                                        -------------     ---------------
Balance at beginning of year                            $     50,167      $       44,224
Service cost                                                   1,251               1,072
Interest cost                                                  3,601               3,298
Actuarial loss                                                 6,343               4,014
Benefit payments                                              (2,870)             (2,441)
                                                        -------------     ---------------
Balance at end of year                                  $     58,492      $       50,167
                                                        =============     ===============

                                      Funded Status
                                                            1998               1997
                                                        -------------     ---------------
Funded status at December 31,                           $     (5,580)     $       (3,393)
Unrecognized transition obligation                                12                  18
Unrecognized prior service cost                                 (226)               (304)
Unrecognized (gain) loss                                       3,216                (358)
                                                        -------------     ---------------
Net amount recognized, before additional minimum liability    (2,578)     $       (4,037)
                                                        =============     ===============

The Company also has an unfunded supplemental retirement plan for certain employees whose benefits under the defined benefit plan described above are reduced because of compensation limitations under federal tax laws. Pension expense for this plan was $0.2 million in each of the last three years. At December 31, 1998, the projected benefit obligation was $1.8 million. A corresponding accumulated benefit obligation of $1.3 million, which approximates the amount of vested benefits, has been recognized as a liability in the consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1998, 1997 & 1996 (continued)

[10]  Employee Benefit Plans (continued)

The Company also has a contributory Section 401(k) plan and a noncontributory Employee Stock Ownership Plan (ESOP) which cover its executive, professional, administrative and clerical employees, subject to certain specified service requirements. Under the terms of the Section 401(k) plan, the provision, which averaged $0.2 million for each of the three years ended December 31, 1998, is based on a specified percentage of profits, subject to certain limitations. Contributions to the related ESOT, which averaged $1.3 million for each of the three years ended December 31, 1998, are determined by the Board of Directors and may be paid in cash or shares of the Company's Common Stock.

In addition, the Company has an incentive compensation plan for key employees which is generally based on achieving certain levels of profit within their respective business units.

The Company also contributes to various multi-employer union retirement plans under collective bargaining agreements, which provide retirement benefits for substantially all of its union employees. The aggregate amounts provided in accordance with the requirements of these plans were $9.8 million in 1998, $8.8 million in 1997 and $8.5 million in 1996. The Multi-employer Pension Plan Amendments Act of 1980 defines certain employer obligations under multi-employer plans. Information regarding union retirement plans is not available from plan administrators to enable the Company to determine its share of unfunded vested liabilities.

[11]  Contingencies and Commitments

In connection with the Rincon Center real estate development joint venture, the Company's wholly-owned real estate subsidiary currently guarantees the payment of interest on both mortgage and bond financing covering the project with loans totaling $45.8 million; has guaranteed amortization payments on these borrowings; and has guaranteed a master lease under a sale operating lease-back transaction under which management estimates its future obligations will not exceed $2.0 million.

As part of the sale operating lease-back transaction related to the first phase of the project referred to as Rincon I, the joint venture, in which the Company's real estate subsidiary is a 46% general partner, agreed to obtain a financial commitment on behalf of the lessor to replace at least $43 million of long-term financing by July 1, 1993. To satisfy this obligation, the partnership successfully extended existing financing to July 1, 1998. To complete the extension, the partnership had to advance funds to the lessor sufficient to reduce the financing from $46.5 million to $40.5 million. Subsequent payments through 1998 have further reduced the loan to $33.1 million. Under the master lease, if by January 1, 1998, a further extension or new commitment for financing on the property for at least $33 million had not been arranged, then the joint venture is deemed to have offered to purchase the property for approximately $18.8 million in excess of the then outstanding debt. As of that date, no new commitment had been secured although negotiations with the current lender were in progress. In order to allow those discussions to continue, the lessor agreed to temporarily delay the enforcement of the purchase requirement. The lessor has issued a notice of default in order to preserve its rights, but has agreed temporarily to delay the exercise of any remedies in order to facilitate a continuation of the parties' discussions. Since January 1, 1998, the joint venture, the lessor and the lender have reached a nonbinding agreement on a restructure of the existing financing. The agreement is subject to final documentation and final approvals of several parties including the lessor and the Company's revolving credit facility banks. The agreement provides, among other things, that the joint venture give up all of its economic interest in the commercial and retail portion of the property identified as Rincon I, and that the joint venture make a one-time payment of $7.5 million to the lessor of Rincon I (which includes a final loan payment of $6.5 million to the lenders of Rincon I). The agreement would also release the joint venture from all future liabilities under the master lease, including the obligation to repurchase that segment of the property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1998, 1997 & 1996 (continued)

[11]  Contingencies and Commitments (continued)

In 1993, the joint venture also extended $29 million of the $61 million financing then outstanding on Rincon II through October 1, 1998. Payments through 1998 reduced the loan to $14.3 million. At the same time that it reached a nonbinding agreement on the proposed extension of financing under the Rincon I sale operating lease-back transaction, the joint venture also reached a nonbinding agreement covering the extension of this financing to December 15, 2001. The terms of this proposed extension include a $1.5 million interest payment, a $2.8 million principal payment, amortization of the commerical loan of $20,000 per month, a new letter of credit in the amount of $2.0 million issued to secure the remaining borrowings at Rincon II and the elimination of further Company or joint venture guarantees. The terms of the proposed extension still require additional final documentation and final approvals.

Total restructure payments related to Rincon I and II are estimated to be $12.7 million through 1999, of which $5.3 million will be funded by the Company and $7.4 million will be funded by the other co-general partner of the joint venture.

In a separate agreement related to this same property, the 20% co-general partner indicated in prior years that it does not have nor does it expect to have the financial resources to fund its share of capital calls. Therefore, the Company's wholly-owned real estate subsidiary agreed to lend this 20% co-general partner on an as-needed basis, its share of any capital calls which the partner cannot meet. In return, the Company's subsidiary receives a priority return from the partnership on those funds it advances for its partner and penalty fees in the form of rights to certain other distributions due the borrowing partner from the partnership. The severity of the penalty fees increases in each succeeding year for the next several years. The subsidiary advanced approximately $0.8 million during 1998 and $6.2 million to date under this agreement. Subject to the finalization of the restructuring agreement referred to above, the Company's real estate subsidiary has entered into an agreement with the co-general partner which provides, among other things, to have the co- general partner contribute approximately $7.4 million (including application of approximately $3.7 million previously drawn down by the lender under a letter of credit of the co-general partner) to the restructure transactions and transfer 3.5% of the co-general partner's general partnership interest in the joint venture to the Company's real estate subsidiary and convert their remaining 6.5% general partnership interest to a limited partnership interest.

During 1997, a construction joint venture, in which the Company is a 50% participant, entered into a $5 million line of credit, secured by the joint venture's accounts receivable. The line of credit is available for the duration of the joint venture and is guaranteed by the Company on a joint and several basis, and as of December 31, 1998, no amounts were outstanding under the line.

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

In July 1997, the remaining issues were ruled on by a successor judge, who awarded approximately $4.3 million to the joint venture, thereby reducing the net amount payable to approximately $12.2 million. The joint venture appealed the decision. As a result of the decision, there was no additional impact on the Company's Statement of Operations because of the reserve provided in prior years. The actual funding of net damages, if any, will be deferred until the litigation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1998, 1997 & 1996 (continued)

[11]  Contingencies and Commitments (continued)

process is complete.

On February 16, 1999, the U.S. Court of Appeals for the District of Columbia vacated the April 1995 and July 1997 Orders and remanded the case back to the successor judge with instructions for the successor judge to consider certain post-trial motions to the same extent an original judge would have, and to make findings and conclusions regarding the unresolved issues, giving appropriate consideration to whether or not witnesses must be recalled. A final judgement will be entered by the District Court upon the completion of these Appeals Court-directed procedures.

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

[12]  Unaudited Quarterly Financial Data

The following table sets forth unaudited quarterly financial data for the years ended December 31, 1998 and 1997 (in thousands, except per share amounts):


                                                         1998 by Quarter
                                 ---------------------------------------------------------------
                                     1st              2nd              3rd              4th
                                 ------------     ------------     ------------     ------------

Revenues                         $    229,382     $    278,211     $   251,286      $   277,021
Net income                       $      2,219     $      3,114     $     3,737      $     2,582
Basic and diluted earnings
   per common share              $       0.15     $       0.31     $      0.42      $      0.20

                                                         1997 by Quarter
                                 ---------------------------------------------------------------
                                     1st              2nd              3rd              4th
                                 ------------     ------------     ------------     ------------
Revenues                         $   327,219      $   388,924      $   328,169      $   280,179
Net income (loss)                $     1,861      $     2,333      $     2,927      $    (1,749)
Basic and diluted earnings (loss)
   per common share              $      0.15      $      0.19      $      0.30      $     (0.62)

[13]  Business Segments

Business segment information presented below was determined in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information".

The Company is currently engaged in the construction and real estate development businesses. The Company provides general contracting, construction management and design-build services to private clients and public agencies throughout the United States and selected overseas locations. The Company's construction business involves two basic segments: building and civil. The building operation services both private clients and public agencies from regional offices located in Boston, Phoenix, Las Vegas and Detroit and includes a broad range of building construction projects, such as hotels, casinos, health care, correctional facilities, sports complexes, residential, commercial, civic, cultural and educational facilities. The civil operation is focused on public civil work in the East and selectively, in other geographic locations and includes large, ongoing urban infrastructure repair and replacement projects such as highway and bridge rehabilitation, mass transit projects and waste water treatment facilities. The Company's real estate development operations are concentrated in Arizona, California, Georgia and Massachusetts; however, the Company has not commenced the development of any new real estate projects since 1990. During 1998, the Company's chief operating decision making group consisted of the President & Chief Executive Officer, Chairman, Vice Chairman and the Chief

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1998, 1997 & 1996 (continued)

[13]  Business Segments (continued)

Financial Officer which decided how to allocate resources and assess performance of the business segments. Generally, the Company evaluates performance of its operating segments on the basis of pre-tax profit and cash flow. The accounting policies applied by each of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). The following tables set forth certain business and geographic segment information relating to the Company's operations for the three years ended December 31, 1998 (in thousands):


1998:                                                  Reportable Segments
                         -------------------------------------------------------------------------
                                                                                                                       Consolidated
                            Building             Civil             Real Estate          Totals         Corporate          Total
                         --------------     ----------------      --------------     -------------   -------------    --------------
Revenues                 $     679,296      $       332,026       $      24,578      $  1,035,900     $        -      $   1,035,900
Income (Loss) from Ops.  $      18,213      $        15,495       $      (4,025)     $     29,683     $   (7,434)*    $      22,249
Assets                   $     116,582      $        96,669       $     116,114      $    329,365     $   49,226 **   $     378,591
Capital Expenditures     $         504      $           914       $       6,276      $      7,694     $        -      $       7,694

1997:                                               Reportable Segments
                         -------------------------------------------------------------------------
                                                                                                                       Consolidated
                            Building             Civil             Real Estate          Totals          Corporate         Total
                         --------------     ----------------      --------------     -------------    -------------   --------------
Revenues                 $     888,809      $       387,224       $      48,458      $  1,324,491     $          -    $   1,324,491
Income (Loss) from Ops.  $      14,638      $        13,849       $      (2,184)     $     26,303     $     (7,982)*  $      18,321
Assets                   $     145,533      $       115,282       $     119,735      $    380,550     $     34,374 ** $     414,924
Capital Expenditures     $         632      $         1,064       $      14,740      $     16,436     $          -    $      16,436

1996:                                               Reportable Segments
                         -------------------------------------------------------------------------
                                                                                                                       Consolidated
                            Building             Civil             Real Estate          Totals           Corporate        Total
                         --------------     ----------------      --------------     -------------     -------------  --------------
Revenues                 $     834,888      $       389,540       $      45,856      $  1,270,284     $          -    $   1,270,284
Income (Loss) from Ops.  $      16,275      $        14,987       $     (82,456)     $    (51,194)    $     (8,216)*  $     (59,410)
Assets                   $     182,143      $       136,190       $     132,215      $    450,548     $     13,744 ** $     464,292
Capital Expenditures     $         734      $           715       $       8,989      $     10,438     $          -    $      10,438

*       In all years, consists of corporate general and administrative expenses.

** In all years, corporate assets consist principally of cash, cash equivalents, marketable securities and other investments available for general corporate purposes.

In 1998, revenues to one customer of the building segment totaled approximately $330 million of consolidated revenues. Also in 1998, revenues with various agencies of both the Commonwealth of Massachusetts and the City of New York in the civil segment totaled approximately $153 million and $115 million, respectively, of consolidated revenues. In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1998, 1997 & 1996 (continued)

[13]  Business Segments (continued)

1997, revenues to one customer of the building segment totaled approximately $276 million of consolidated revenues. Also in 1997, revenues with various agencies of both the Commonwealth of Massachusetts and the City of New York in the civil segment totaled approximately $141 million and $165 million, respectively, of consolidated revenues. In 1996, revenues with various agencies of the City of New York in the civil segment totaled approximately $143 million of consolidated revenues.

Information concerning principal geographic areas was as follows:


                                                                              Revenues
                                                     ----------------------------------------------------------
                                                          1998                 1997                  1996
                                                     --------------      ----------------      ----------------
United States                                        $   1,007,049       $      1,305,465      $     1,256,323
Foreign                                                     28,851                 19,026               13,961
                                                     --------------      ----------------      ----------------
Total                                                $   1,035,900       $      1,324,491      $     1,270,284
                                                     ==============      ================      ================


                                                                   Income (Loss) from Operations
                                                     ----------------------------------------------------------
                                                          1998                 1997                  1996
                                                     --------------      ----------------      ----------------
United States                                        $      27,491       $        24,378       $       (51,972)
Foreign                                                      2,192                 1,925                   778
Corporate                                                   (7,434)               (7,982)               (8,216)
                                                     --------------      ----------------      ----------------
Total                                                $      22,249       $        18,321       $       (59,410)
                                                     ==============      ================      ================

Because a substantial portion of the Company's international revenues is derived mainly from construction management services, long-lived assets outside the United States are immaterial, and thus, not presented here.

There have been no differences from the last annual report in the basis of measuring segment profit or loss, except for the breakout between segments and the method of allocating general, administrative and selling expenses ("G&A"). The current building and civil segments were consolidated in prior years as the construction segment. In the 1997 Annual Report, an effort was made to allocate all or part of certain corporate G&A expenses back to the business segments. Since SFAS No. 131 encourages segment disclosure in accordance with how the Executive Group controls and evaluates its business segments, the practice of allocating corporate G&A expenses was discontinued for all periods presented above and resulted in increasing corporate G&A expense by approximately $2.0 million and $3.1 million in 1997 and 1996, respectively. There have been no material changes in the amount of assets since the last annual report, except for the breakout between segments.

[14]  Related Party Transactions

Effective with the issuance of the Series B Preferred Stock described in Note 7 above, the Company entered into an agreement with Tutor-Saliba Corporation ("TSC"), a California corporation engaged in the construction industry, and Ronald N. Tutor, Chief Executive Officer and sole stockholder of TSC, to provide certain management services, as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1998, 1997 & 1996 (continued)

[14]  Related Party Transactions (continued)

defined. At January 17, 1997, TSC held and still holds 351,318 shares of the Company's $1.00 par value Common Stock which currently represents an approximate 6.5% interest, and participates in active joint ventures with the Company with a total contract value of approximately $750 million during 1998 and $800 million during 1997. Mr. Tutor was appointed as one of the three new directors in accordance with the terms of the Series B Preferred Stock transaction, a member of the Executive Committee of the Board and, during 1997, acting Chief Operating Officer of the Company. Effective January 1, 1998, Mr. Tutor was elected Vice Chairman of the Board of Directors. Compensation for the management services consists of a monthly payment of $12,500 to TSC and options granted to Mr. Tutor to purchase 150,000 shares of the Company's $1.00 par value Common Stock at fair market value (which are included as part of the 225,000 options granted in 1997 as described in Note 9) and additional options granted to Mr. Tutor to purchase 75,000 shares of the Company's $1.00 par value Common Stock at fair market value, of which options to acquire 45,000 shares were granted in December 1998 (see Note 9) and the remaining options to acquire 30,000 shares were granted effective in early 1999.

During 1997, the Company, with the approval of its Board of Directors, consummated a transaction whereby it sold its 20% interest in two joint ventures to TSC, the sponsoring partner, for a negotiated price of $4.5 million, representing the Company's share of the current total forecasted profit less a discount of approximately 7%. Since one project was approximately 24% complete and the other project was 57% complete as of December 31, 1997, the impact of this transaction was to accelerate approximately $3.2 million of contract profits and receipt of the related cash into 1997.

Report of Independent Public Accountants



To the Stockholders of Perini Corporation:

We have audited the accompanying consolidated balance sheets of PERINI CORPORATION (a Massachusetts corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perini Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP



Boston, Massachusetts
February 23, 1999

Report of Independent Public Accountants on Schedules



To the Stockholders of Perini Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated February 23, 1999. Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplemental schedules listed in the accompanying index are the responsibility of the Company's management and are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP



Boston, Massachusetts
February 23, 1999

                                                                     Schedule I


                       Perini Corporation (Parent Company)
                  Condensed Financial Information of Registrant
                                  Balance Sheet
                            (In Thousands of Dollars)


                                 Assets
                                                                                    December 31,
                                                                          ---------------------------------
                                                                                   1998             1997
                                                                                   ----             ----
CURRENT ASSETS:

    Cash and cash equivalents                                                    $  48,930        $  24,789
    Accounts and notes receivable, including retainage of $5,711
      and $8,110, respectively                                                      24,049           24,168
    Unbilled work                                                                   10,783           19,699
    Construction joint ventures                                                     57,433           62,919
    Deferred tax asset                                                               1,076            1,067
    Other current assets                                                             1,105            1,183
                                                                                 ---------        ---------


            Total current assets                                                  $143,376         $133,825
                                                                                  --------         --------


INVESTMENTS AND OTHER ASSETS:

    Investments in subsidiaries                                                   $153,891         $148,444
    Other                                                                            2,469            3,069
                                                                                  --------         --------


            Total investments and other assets                                    $156,360         $151,513
                                                                                  --------         --------




PROPERTY AND EQUIPMENT, at cost


    Land                                                                          $    537         $    826
    Buildings and improvements                                                      11,175           11,868
    Construction equipment                                                           5,501            5,306
    Other                                                                            3,904            5,464
                                                                                 ---------         --------
                                                                                 $  21,117         $ 23,464
    Less:  Accumulated depreciation                                                 12,113           13,976
                                                                                 ---------         --------

            Total property and equipment, net                                    $   9,004         $  9,488
                                                                                 ---------         --------

                                                                                 $ 308,740         $294,826
                                                                                 =========         ========

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

                                                                     Schedule I

                       Perini Corporation (Parent Company)
                  Condensed Financial Information of Registrant
                            Balance Sheet (Continued)
                            (In Thousands of Dollars)


                  Liabilities and Stockholders' Equity
                                                                                    December 31,
                                                                          ---------------------------------
                                                                                1998             1997
                                                                                ----             ----
CURRENT LIABILITIES:
    Current maturities of long-term debt                                       $    2,036       $    6,874
    Accounts payable, including retainage of $1,661 and $3,520,
       respectively                                                                 9,212           10,103
    Advances from construction joint ventures                                      12,145           26,501
    Deferred contract revenue                                                       2,038            2,217
    Accrued expenses                                                               25,443           15,103
                                                                               ----------       ----------
            Total current liabilities                                          $   50,874       $   60,798
                                                                               ----------       ----------
DEFERRED INCOME TAXES AND OTHER LIABILITIES                                    $   13,817       $   24,068
                                                                               ----------       ----------
INTERCOMPANY NOTES AND ADVANCES PAYABLE, net                                   $   84,094       $   54,728
                                                                               ----------       ----------
LONG-TERM DEBT, less current maturities included above                         $   75,857       $   84,576
                                                                               ----------       ----------
REDEEMABLE SERIES B CUMULATIVE CONVERTIBLE
PREFERRED STOCK:
    Authorized:  500,000 shares
    Issued and Outstanding: 181,357 shares and 164,300 shares
    (aggregate liquidation preference of $36,271 and $32,860)                  $   33,540       $   29,756
                                                                               ----------       ----------
STOCKHOLDERS' EQUITY:
    Preferred Stock, $1 par value:
        Authorized:  500,000 shares
        Designated, issued and outstanding:  100,000 shares
        ($25,000 aggregate liquidation preference)                             $      100       $      100
    Series A junior participating Preferred Stock, $1 par value:
        Designated:  200,000 shares
        Issued:  None
    Stock Purchase Warrants                                                         2,233            2,233
    Common Stock, $1 par value:
        Authorized:  15,000,000 shares
        Issued: 5,506,341 shares and 5,267,130 shares                               5,506            5,267
    Paid-in surplus                                                                49,219           53,012
    Retained earnings (deficit)                                                    (3,642)         (15,294)
    ESOT related obligations                                                       (1,381)          (2,663)
                                                                               ----------       ----------
                                                                               $   52,035       $   42,655
    Less:  Common Stock in treasury, at cost - 92,694 shares and
        110,084  shares                                                             1,477            1,755
                                                                               ----------       ----------
            Total stockholders' equity                                         $   50,558       $   40,900
                                                                               ----------       ----------
                                                                               $  308,740       $  294,826
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

                                                                      Schedule I

                       Perini Corporation (Parent Company)
                  Condensed Financial Information of Registrant
                             Statement of Operations
                            (In Thousands of Dollars)




                                                                     For the years ended December 31,
                                                              ----------------------------------------------
                                                                      1998            1997            1996
                                                                      ----            ----            ----
REVENUE:

    Construction operations                                         $  32,573      $  44,921        $102,786
    Share of construction joint ventures                              299,619        339,639         276,739
                                                                    ---------      ---------        --------
                                                                    $ 332,192      $ 384,560        $379,525
                                                                    ---------      ---------        --------
COST OF OPERATIONS:

    Construction operations                                         $  28,412      $  44,577        $101,107
    Share of construction joint ventures                              278,880        315,508         253,210
                                                                    ---------      ---------        --------
                                                                    $ 307,292      $ 360,085        $354,317
                                                                    ---------      ---------        --------
            GROSS PROFIT FROM OPERATIONS                            $  24,900      $  24,475        $ 25,208
General, administrative and selling expenses                           14,967         17,100          17,758
                                                                    ---------      ---------        --------
            INCOME FROM OPERATIONS                                 $    9,933     $    7,375      $    7,450
Other Income (Expense), net                                              (887)        (1,977)         (1,391)
Interest expense including intercompany interest of $ -,
$7,183 and $1,726, respectively                                        (8,473)       (17,083)        (11,123)
                                                                    ---------      ---------        --------
            INCOME (LOSS) BEFORE INCOME TAXES
    AND EQUITY IN NET INCOME (LOSS) OF
            SUBSIDIARIES                                          $       573     $  (11,685)     $   (5,064)
Equity in net income (loss) of subsidiaries                            12,179         18,007         (64,709)
                                                                    ---------      ---------        --------
            INCOME (LOSS) BEFORE INCOME TAXES                      $   12,752     $    6,322       $(69,773)
(Provision) Credit for income taxes                                    (1,100)          (950)          (830)
                                                                    ---------      ---------        --------
            NET INCOME (LOSS)                                      $   11,652     $    5,372       $(70,603)
                                                                   ==========     ==========       =========



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

                                                                      Schedule I

                       Perini Corporation (Parent Company)
                  Condensed Financial Information of Registrant
                             Statement of Cash Flows
                            (In Thousands of Dollars)

                                                                    For the years ended December 31,
                                                              --------------------------------------------
                                                                      1998           1997           1996
                                                                      ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                               $  11,652    $    5,372      $(70,603)
    Adjustments to reconcile net income (loss) to net
      cash used by operating activities:
        Depreciation                                                      975         1,110         1,128
        Amortization of deferred debt expense, Stock Purchase
          Warrants and other                                            1,596         2,010           895
        Noncurrent deferred taxes and other liabilities               (12,376)       (1,026)      (20,371)
        Distributions less than earnings of joint
          ventures                                                     (2,794)       (2,092)       (5,734)
        Equity in net (income) loss of subsidiaries                   (12,179)      (18,007)       64,709
        Cash provided from (used by) changes in
          components of working capital other than cash
          and current maturities of long-term debt                      4,390       (22,491)       14,418
        Other non-cash items, net                                        -             (431)         (732)
                                                                    ---------    ----------      --------
            NET CASH USED BY
            OPERATING ACTIVITIES                                   $   (8,736)   $  (35,555)     $(16,290)
                                                                    ---------    ----------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                   $      546    $      906      $  1,359
    Cash distributions of capital from unconsolidated
      construction joint ventures                                       9,305        14,447         4,642
    Acquisition of property and equipment                              (1,037)       (1,189)         (745)
    Capital contributions to unconsolidated
      construction joint ventures                                      (1,397)       (5,013)      (12,920)
    Increase (decrease) in intercompany notes,
      advances and equity                                              36,036        23,687       (23,949)
    Investment in other activities                                       (190)         (463)       (2,995)
                                                                    ---------    ----------      --------
            NET CASH (USED BY) PROVIDED
            FROM INVESTING ACTIVITIES                              $   43,263    $   32,375      $(34,608)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of Redeemable Series B Preferred
      Stock, net                                                   $      -      $   26,558      $    -
    Proceeds from long-term debt                                          113         5,035        24,706
    Repayment of long-term debt                                       (13,132)      (16,105)       (1,693)
    Treasury Stock issued                                                 151           166         1,171
    Finance fee paid in stock                                             -             -             400
    Common Stock issued                                                 2,482         1,701           -
                                                                    ---------     ----------     --------

            NET CASH (USED BY) PROVIDED FROM
            FINANCING ACTIVITIES                                    $ (10,386)   $   17,355      $ 24,584
Net increase (decrease) in cash and cash equivalents                $  24,141    $   14,175      $(26,314)
Cash and cash equivalents at beginning of year                         24,789        10,614        36,928
                                                                    ---------    ----------      --------
Cash and cash equivalents at end of year                            $  48,930    $  24,789       $ 10,614
                                                                    =========    ==========      ========


                       Perini Corporation (Parent Company)
                  Condensed Financial Information of Registrant
                             Statement of Cash Flows
                            (In Thousands of Dollars)








                                                                    For the years ended December 31,
                                                              --------------------------------------------
                                                                      1998           1997           1996
                                                                      ----           ----           ----
Supplemental disclosures of cash paid during the year for:
    Interest                                                       $    7,797   $    9,686     $    9,122
                                                                   ==========   ==========     ==========
    Income tax payments                                            $      160   $      330     $      221
                                                                   ==========   ==========     ==========
Supplemental disclosures of noncash transactions:
    Dividends paid in shares of Series B Preferred Stock           $    3,411   $    2,830     $      -
                                                                   ==========   ==========     ==========
    Value assigned to Stock Purchase Warrants                      $      -     $    2,233     $      -
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

                                                                      Schedule I

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT


[1]  Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of the Registrant do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. It is, therefore, suggested that these Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Registrant's Annual Report as referenced in Form 10-K, Part II, Item 8, page 20. Certain financial statement amounts have been reclassified to conform to the 1998 presentation.

[2]  Cash Dividends from Subsidiaries

Dividends of $4.7 million in 1998, $12.3 million in 1997 and $8.9 million in 1996 were paid to the Registrant by certain unconsolidated construction joint ventures.

[3]  Long-term Debt

Payments  required by the  Registrant  amount to the following  (in  thousands):
$2,036 in 1999, $71,857 in 2000, and $4,000 in the year 2005.

                                                                     Schedule II


                       Perini Corporation and Subsidiaries
                 Valuation and Qualifying Accounts and Reserves
              for the Years Ended December 31, 1998, 1997 and 1996
                            (In Thousands of Dollars)





                                                                          Additions
                                                                ------------------------------
                                               Balance at        Charged to         Charged         Deductions           Balance
                                               Beginning           Costs &          to Other           from              at End
Description                                     of Year           Expenses          Accounts         Reserves            of Year
                                             --------------     -------------     ------------     -------------       -----------

Year Ended December 31, 1998
Reserve for doubtful accounts                $           40     $          --     $        ---     $          40 (1)   $        --
                                             ==============     =============     ============     =============       ===========

Reserve for real estate investments          $       23,171     $         400     $         --     $       1,847 (2)   $    21,7
                                             ==============     =============     ============     =============       ===========

Year Ended December 31, 1997
Reserve for doubtful accounts                $          160     $          --     $         --     $        120  (3)   $        40
                                             ==============     =============     ============     =============       ===========

Reserve for depreciation on real estate
 properties used in operations               $           --     $         226     $         --     $         226 (4)   $        --
                                             ==============     =============     ============     =============       ===========

Reserve for real estate investments          $       84,083     $         508     $        --      $     61,420  (2)   $    23,171
                                             ==============     =============     ============     =============       ===========

Year Ended December 31, 1996
Reserve for doubtful accounts                $         351      $          --     $        --      $        191  (3)   $       160
                                             ==============     =============     ============     =============       ===========

Reserve for depreciation on real estate
properties used in operations                $       3,444      $        558      $        --      $      4,002  (5)   $        -
                                             ==============     =============     ============     =============       ===========

Reserve for real estate investments          $      10,497      $     79,900      $        --      $      6,314  (2)   $    84,083
                                             ==============     =============     ============     =============       ===========




(1)     Represents reserve no longer required.

(2)     Represents sales of real estate properties.

(3)     Represents write-off of a bad debt.

(4) Represents reserves reclassified with related asset to "Real estate inventory".

(5) Represents $265 of reserve reclassified with related asset to "Real estate inventory", with the balance representing sales of real estate properties.

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

             Incorporated herein by reference:

        3.1 Restated Articles of Organization - As amended through January 17, 1997 - Exhibit 3.1 to 1996 Form 10-K as filed.

        3.2     By-laws - As  amended  and  restated  as of January  17,  1997 -
                Exhibit 3.2 to Form 8-K filed on February 14, 1997.

Exhibit 4. Instruments Defining the Rights of Security Holders, Including Indentures

            Incorporated herein by reference:

        4.1 Certificate of Vote of Directors Establishing a Series of a Class of Stock determining the relative rights and preferences of the $21.25 Convertible Exchangeable Preferred Stock - Exhibit 4(a) to Amendment No. 1 to Form S-2 Registration Statement filed June 19, 1987; SEC Registration Statement No. 33-14434.

        4.2     Form of Deposit Agreement,  including form of Depositary Receipt
                - Exhibit 4(b) to Amendment No. 1 to Form S-2 Registration Statement filed June 19, 1987; SEC Registration Statement No. 33-14434.

        4.3 Form of Indenture with respect to the 8 1/2% Convertible Subordinated Debentures Due June 15, 2012, including form of Debenture - Exhibit 4(c) to Amendment No. 1 to Form S-2 Registration Statement filed June 19, 1987; SEC Registration Statement No. 33-14434.

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


        10.2    Perini  Corporation   Amended  and  Restated  General  Incentive
                Compensation Plan (1997) - Exhibit 10.2 to 1997 Form 10-K, as filed.

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

        10.14 Amendment No. 8 as of November 4, 1996 to the Bridge Credit Agreement dated as of February 26, 1996 and Amendment No. 3 as of November 4, 1996 to the Credit Agreement dated December 6, 1994 among Perini Corporation, the Banks listed

                                  Exhibit Index
                                   (Continued)

                herein, Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank of Massachusetts, as Co-Agent - Exhibit
                10.14 to Perini Corporation's Form 10- Q/A for the fiscal quarter ended September 30, 1996 filed on December 11, 1996.

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

        10.17 Amended and Restated Credit Agreement dated as of January 17, 1997 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank, as Co-Agent - Exhibit 10.17 to 1996 Form 10-K - as filed.

        10.18 Amendment No. 1 as of November 10, 1997 to the Amended and Reinstated Credit Agreement dated as of January 17, 1997 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank, as Co-Agent - filed herewith.

        10.19 Amendment No. 2 as of August 31, 1998 to the Amended and Reinstated Credit Agreement dated as of January 17, 1997 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank, as Co-Agent - filed herewith.

        10.20 Amendment No. 3 as of September 9, 1998 to the Amended and Reinstated Credit Agreement dated as of January 17, 1997 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank, as Co-Agent - filed herewith.

        10.21 Amendment No. 4 as of September 30, 1998 to the Amended and Reinstated Credit Agreement dated as of January 17, 1997 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank, as Co-Agent - filed herewith.

        10.22 Amendment No. 5 as of November 16, 1998 to the Amended and Reinstated Credit Agreement dated as of January 17, 1997 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank, as Co-Agent - filed herewith.

        10.23 Amendment No. 6 as of December 1, 1998 to the Amended and Reinstated Credit Agreement dated as of January 17, 1997 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank, as Co-Agent - filed herewith.

 Exhibit 21.    Subsidiaries of Perini Corporation - filed herewith.

 Exhibit 23.    Consent of Independent Public Accountants - filed herewith.

 Exhibit 24.    Power of Attorney - filed herewith.

 Exhibit 27.    Financial Data Schedule - filed herewith.

 Exhibit 99.    Additional Exhibits

        99.1 Combined Financial Statements of Significant Construction Joint Ventures - filed herewith.

        99.2 Financial Statements of Rincon Center Associates, a California Limited Partnership - filed herewith.

                                                                      Exhibit 21

                               Perini Corporation
                         Subsidiaries of the Registrant



                                                                                                      Percentage
                                                                                                     of Interest
                                                                                                      or Voting
                                                                                                      Securities
                                                                              Place of                  Owned
                              Name                                          Organization
----------------------------------------------------------------     ---------------------------    --------------

Perini Corporation                                                   Massachusetts

      Perini Building Company, Inc.                                  Arizona                             100%

      Perini Environmental Services, Inc.                            Delaware                            100%

      International Construction Management  Services, Inc.          Delaware                            100%

            Percon Constructors, Inc.                                Delaware                            100%

      Perini Management Services, Inc. (f/k/a Perini International   Massachusetts                       100%
         Corporation)

      Bow Leasing Company, Inc.                                      New Hampshire                       100%

      Perini Land & Development Company                              Massachusetts                       100%

            Paramount Development Associates, Inc.                   Massachusetts                       100%

            Perini Resorts, Inc.                                     California                          100%

            Perland Realty Associates, Inc.                          Florida                             100%

            Rincon Center Associates                                 CA Limited Partnership               46%

            Perini Central Limited Partnership                       AZ Limited Partnership               75%

            Perini Eagle Limited Partnership                         AZ Limited Partnership               50%

            Perini/138 Joint Venture                                 GA General Partnership               49%

            Perini/RSEA Partnership                                  GA General Partnership               50%



                                                                      Exhibit 23


                    Consent of Independent Public Accountants


As independent public accountants, we hereby consent to the use of our reports, dated February 23, 1999, included in Perini Corporation's Annual Report on this Form 10-K for the year ended December 31, 1998, and into the Company's previously filed Registration Statements Nos. 2-82117, 33-24646, 33-46961, 33-53190, 33-53192, 33-60654, 33- 70206, 33-52967, 33-58519, 333-03417,
333-26423 and 333-51911.

ARTHUR ANDERSEN LLP



Boston, Massachusetts
March 15, 1999

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


/s/David B. Perini                      Director                  March 10, 1999
David B. Perini                                                         Date

                                        Director                  March 10, 1999
Richard J. Boushka                                                      Date

/s/Arthur I. Caplan                     Director                  March 10, 1999
Arthur I. Caplan                                                        Date

/s/Marshall M. Criser                   Director                  March 10, 1999
Marshall M. Criser                                                      Date

/s/Frederick Doppelt                    Director                  March 10, 1999
Frederick Doppelt                                                       Date

/s/Albert A. Dorman                     Director                  March 10, 1999
Albert A. Dorman                                                        Date

/s/Arthur J. Fox, Jr.                   Director                  March 10, 1999
Arthur J. Fox, Jr.                                                      Date

/s/ Nancy Hawthorne                     Director                  March 10, 1999
Nancy Hawthorne                                                         Date

/s/ Michael R. Klein                    Director                  March 10, 1999
Michael R. Klein                                                        Date

                                        Director                  March 10, 1999
Douglas J. McCarron                                                     Date

/s/John J. McHale                       Director                  March 10, 1999
John J. McHale                                                          Date

                                        Director                  March 10, 1999
Jane E. Newman                                                          Date

                                        Director                  March 10, 1999
Ronald N. Tutor                                                         Date