Form 10-Q
period 1999-03-31
PERINI CORP
filed 1999-05-14
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1999

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

Yes   X     No

Number of shares of common  stock of  registrant  outstanding  at May 11,  1999:
5,680,485



                        PERINI CORPORATION & SUBSIDIARIES

                                      INDEX


                                                                                                         Page Number
                                                                                                         -----------

Part I. -          Financial Information:

                   Item 1.  Financial Statements
                            Consolidated Condensed Balance Sheets -                                          3
                            March 31, 1999 and December 31, 1998

                            Consolidated Condensed Statements of Income -                                    4
                            Three Months ended March 31, 1999 and 1998

                            Consolidated Condensed Statements of Cash Flows -                                5
                            Three Months ended March 31, 1999 and 1998

                            Notes to Consolidated Condensed Financial Statements                             6 - 7

                   Item 2.  Management's Discussion and Analysis of the Consolidated                         8 - 11
                            Financial Condition and Results of Operations

Part II. -         Other Information:

                   Item 1.  Legal Proceedings                                                                12

                   Item 2.  Changes in Securities                                                            12

                   Item 3.  Defaults Upon Senior Securities                                                  12

                   Item 4.  Submission of Matters to a Vote of Security Holders                              12

                   Item 5.  Other Information                                                                12

                   Item 6.  Exhibits and Reports on Form 8-K                                                 12 - 16

                   Signatures                                                                                17



                       PERINI CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                 (In Thousands)


                                       ASSETS
                                                                                        MARCH 31,          DEC. 31,
                                                                                          1999               1998
                                                                                      --------------     -------------
Cash                                                                                  $     22,611       $     46,507
Accounts and Notes Receivable                                                              138,308            113,855
Unbilled Work                                                                               20,115             19,585
Construction Joint Ventures                                                                 71,695             67,100
Real Estate Inventory, at the lower of cost or market                                       10,837             10,069
Deferred Tax Assets                                                                          1,076              1,076
Other Current Assets                                                                         3,752              1,332
                                                                                      --------------     -------------
     Total Current Assets                                                             $    268,394       $    259,524
                                                                                      --------------     -------------

Land Held for Sale or Development                                                     $     13,530       $     15,541
Investments in and Advances to Real Estate Joint Ventures                                   89,641             89,499
                                                                                      --------------     -------------
     Total Real Estate Development Investments                                        $    103,171       $    105,040
                                                                                      --------------     -------------

Other Assets                                                                          $      4,194       $      4,169
                                                                                      --------------     -------------
Property and Equipment, less Accumulated Depreciation of $16,678 in 1999 and
$16,378 in 1998                                                                       $      9,872       $      9,858
                                                                                      --------------     -------------
                                                                                      $    385,631       $    378,591
                                                                                      ==============     =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Maturities of Long-Term Debt                                                  $     15,153       $      2,956
Accounts Payable                                                                           115,916            127,774
Advances from Construction Joint Ventures                                                   13,344             17,300
Deferred Contract Revenue                                                                   17,570             14,350
Accrued Expenses                                                                            37,761             39,479
                                                                                      --------------     -------------
     Total Current Liabilities                                                        $    199,744       $    201,859
                                                                                      --------------     -------------

Deferred Income Taxes and Other Liabilities                                           $      17,124      $     15,713
                                                                                      --------------     -------------

Long-Term Debt, less current maturities included above                                $      80,292      $     75,857
                                                                                      --------------     -------------

Minority Interest                                                                     $       1,064      $      1,064
                                                                                      --------------     -------------

Redeemable Convertible Series B Preferred Stock                                       $      34,542      $     33,540
                                                                                      --------------     -------------

Stockholder's Equity:
  Preferred Stock                                                                     $         100      $        100
  Series A Junior Participating Preferred Stock                                                 ---               ---
  Stock Purchase Warrants                                                                     2,233             2,233
  Common Stock                                                                                5,506             5,506
  Paid-In Surplus                                                                            47,357            49,219
  Retained Earnings                                                                          (1,218)           (3,642)
  ESOT Related Obligations                                                                     (120)           (1,381)
                                                                                      --------------     -------------
                                                                                      $      53,858      $     52,035
Less - Treasury Stock                                                                           993             1,477
                                                                                      --------------     -------------
  Total Stockholders' Equity                                                          $      52,865      $     50,558
                                                                                      --------------     -------------
                                                                                      $     385,631      $    378,591
                                                                                      ==============     =============

The accompanying notes are an integral part of these financial statements.

                       PERINI CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                      (In Thousands, Except Per Share Data)







                                                                                              THREE MONTHS
                                                                                             ENDED MARCH 31,

                                                                                        1999                1998
                                                                                   ---------------     ----------------
REVENUES FROM OPERATIONS (Note 6):

Construction                                                                       $   251,819         $   219,202
Real Estate                                                                              4,732              10,180

                                                                                   ---------------     ----------------
     TOTAL REVENUES FROM OPERATIONS                                                $   256,551         $   229,382
                                                                                   ---------------     ----------------

COST AND EXPENSES:

Cost of Operations                                                                 $   245,551         $   216,914
General, Administrative and Selling Expenses                                             6,375               6,944
                                                                                   ---------------     ----------------
                                                                                   $   251,926         $   223,858
                                                                                   ---------------     ----------------

INCOME FROM OPERATIONS (Note 6)                                                    $     4,625         $     5,524

Other Income (Expense), Net                                                               (408)               (333)
Interest Expense                                                                        (1,593)             (2,782)
                                                                                   ---------------     ----------------

Income before Income Taxes                                                         $     2,624         $     2,409

Provision for Income Taxes (Note 3)                                                        200                 190
                                                                                   ---------------     ----------------

NET INCOME                                                                         $     2,424         $     2,219
                                                                                   ===============     ================


BASIC AND DILUTED EARNINGS PER COMMON SHARE (Note 4)                               $      0.16         $      0.15
                                                                                   ===============     ================

DIVIDENDS PER COMMON SHARE (Note 5)                                                $       ---         $       ---
                                                                                   ===============     ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 4)                                  5,436,419           5,161,394
                                                                                   ===============     ================

The accompanying notes are an integral part of these financial statements.


                       PERINI CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (In Thousands)

                                                                                                THREE MONTHS
                                                                                              ENDED MARCH 31,

                                                                                            1999            1998
                                                                                        -------------    ------------

Cash Flows from Operating Activities:
Net Income                                                                              $     2,424      $     2,219
Adjustments to reconcile net income to net cash used by operating activities:
  Depreciation and amortization                                                                 764              548
  Noncurrent deferred taxes and other liabilities                                             1,411              398
  Distributions greater (less) than earnings of joint ventures and affiliates                 1,867           (1,522)
  Cash provided from (used by) changes in components of working capital other
    than cash and current maturities of long-term debt                                      (42,196)         (18,015)
  Real estate development investments other than joint ventures                               1,115            6,133
  Other non-cash items, net                                                                     ---             (891)
                                                                                        -------------    ------------
    NET CASH USED BY OPERATING ACTIVITIES                                               $   (34,615)     $   (11,130)
                                                                                        -------------    ------------



Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment                                          $        36      $       221
  Cash distributions of capital from unconsolidated joint ventures                              450            2,700
  Acquisition of property and equipment                                                        (429)            (227)
  Improvements to land held for sale or development                                              (3)            (126)
  Capital contributions to unconsolidated joint ventures                                     (7,180)            (747)
  Advances (to) from real estate joint ventures, net                                             75           (1,500)
  Investments in other activities                                                              (223)             179
                                                                                        -------------    ------------
    NET CASH PROVIDED FROM (USED BY) INVESTING ACTIVITIES                               $    (7,274)     $       500
                                                                                        -------------    ------------

Cash Flows from Financing Activities:
  Proceeds of long-term debt                                                            $    17,838      $     3,162
  Repayment of long-term debt                                                                   ---           (5,108)
  Treasury Stock issued                                                                         155              151
                                                                                        -------------    ------------
    NET CASH PROVIDED FROM (USED BY) FINANCING ACTIVITIES                               $    17,993      $    (1,795)
                                                                                        -------------    ------------

Net Increase (Decrease) in Cash                                                         $   (23,896)     $   (12,425)
Cash at Beginning of Year                                                                    46,507           31,305
                                                                                        -------------    ------------
Cash at End of Period                                                                   $    22,611      $    18,880
                                                                                        =============    ============

Supplemental Disclosures of Cash paid during the period for:
  Interest                                                                              $     1,945      $     2,288
                                                                                        =============    ============
  Income tax payments                                                                   $        47      $       167
                                                                                        =============    ============
Supplemental Disclosures of Non-cash Transactions:
  Dividends paid in shares of Series B Preferred Stock (Note 4)                         $       907      $       822
                                                                                        =============    ============

The accompanying notes are an integral part of these financial statements.

                       PERINI CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



(1)     Basis of Presentation

        The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1999 and results of operations and cash flows for the three month periods ended March 31, 1999 and 1998. The results of operations for the three month period ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999 because the Company's results generally consist of a limited number of large transactions in both construction and real estate. Therefore, such results can vary depending on the timing of transactions and the profitability of projects being reported.

 (2)    Significant Accounting Policies

        The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note (1) to such financial statements included in Form 10-K for the year ended December 31, 1998. The Company has made no significant change in these policies during 1999.

(3)     Provision For Income Taxes

        The lower-than-normal tax rate in 1999 and 1998 reflects the realization of a portion of the tax benefit not recognized in prior years due to certain accounting limitations.

(4)     Per Share Data

        Computations of basic and diluted earnings per common share amounts are based on the weighted average number of the Company's common shares outstanding during the periods presented. Earnings available for common shares are calculated as follows (in thousands, except per share amounts):


                                                                             1999               1998
                                                                        ---------------    ----------------

        Net Income                                                      $        2,424     $      2,219
                                                                        ---------------    ----------------

        Less:
          - Accrued dividends on $21.25 Senior Preferred Stock          $         (531)    $       (531)
          - Dividends declared on Series B Preferred Stock                        (907)            (822)
          - Accretion deduction required to reinstate mandatory
            redemption value of Series B Preferred Stock over a
            period of 8-10 years                                                   (95)             (91)
                                                                        ---------------    ----------------
                                                                        $       (1,533)    $     (1,444)
                                                                        ===============    ================

        Earnings available for Common Stockholders                      $          891     $        775
                                                                        ===============    ================

        Weighted average shares outstanding                                      5,436            5,161
                                                                        ---------------    ----------------

        Basic and diluted earnings per Common Share                     $         0.16     $       0.15
                                                                        ===============    ================

                       PERINI CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)



(4)     Per Share Data (continued)

        Basic EPS equals diluted EPS for the periods presented due to the immaterial effect of stock options and the antidilutive effect of conversion of the Company's Senior Preferred Stock, Series B Preferred Stock and Stock Purchase Warrants into common stock.

(5)     Dividends

        There were no cash dividends on common stock declared or paid during the periods presented in the consolidated condensed financial statements presented herein.

        As previously disclosed, in conjunction with the covenants of the Company's Amended Revolving Credit Agreement as well as the New Credit Agreement, effective January 17, 1997, the Company is required to suspend the payment of quarterly dividends on its $21.25 preferred stock ("Senior Preferred Stock") until certain financial criteria are met. Therefore, the dividends on the Senior Preferred Stock have not been declared since 1995 (although they have been fully accrued due to the "cumulative" feature of the Senior Preferred Stock). The aggregate amount of dividends in arrears is approximately $7,437,000 at March 31, 1999 which represents approximately $74.37 per share of Preferred Stock or approximately $7.44 per Depositary Share and is included in "Other Liabilities" (long-term) in the accompanying Consolidated Condensed Balance Sheet. Under the terms of the Preferred Stock, the holders of the Depositary Shares were entitled to elect two additional Directors since dividends had been deferred for more than six quarters and they did so at the May 14, 1998 Annual Meeting.

        Quarterly In-kind dividends (based on an annual rate of 10%) were paid on March 15, 1999 on the Series B Preferred Stock to the stockholders of record on March 1, 1999. The dividend was paid in the form of approximately 4,534 additional shares of Series B Preferred Stock valued at $200.00 per share for a total of $906,783.

 (6)    Business Segments

        The  following   tables  set  forth  certain  updated  business  segment
        information relating to the Company's operations for the three months ended March 31, 1999 and 1998 (in thousands):


1999:                                      Reportable Segments
                           ----------------------------------------------------
                                                      Real                                         Consolidated
                           Building       Civil        Estate        Totals        Corporate          Totals
                           ----------    ---------    ---------    ------------    -----------     ------------
Revenues                   $182,965      $ 68,854     $  4,732     $256,551        $      -         $256,551
Income (Loss) from Ops.    $  4,622      $  1,971     $   (272)    $  6,321        $ (1,696)*       $  4,625
Assets                     $140,082      $104,885     $115,293     $360,260        $ 25,371         $385,631


1998:                                      Reportable Segments
                           ----------------------------------------------------
                                                      Real                                         Consolidated
                           Building       Civil        Estate         Totals       Corporate          Totals
                           ----------    ---------    ----------     ----------    -----------     ------------
Revenues                   $156,160      $ 63,042     $ 10,180       $229,382      $      -         $229,382
Income (Loss) from Ops.    $  4,760      $  2,825     $   (262)      $  7,323      $ (1,799)*       $  5,524
Assets                     $148,006      $108,971     $114,597       $371,574      $ 21,770         $393,344

* In all periods, consists of corporate general and administrative expenses.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

Results of Operations
---------------------

     Comparison of the First Quarter of 1999 with the First Quarter of 1998

Revenues increased $27.2 million (or 11.9%), from $229.4 in 1998 to $256.6 million in 1999. This increase resulted from increased construction revenues of $32.7 million (or 14.9%), from $219.2 million in 1998 to $251.9 million in 1999, due primarily to an increase in building construction operations of $26.8 million or (17.2%), from $156.2 million in 1998 to $183.0 million in 1999, and to a lesser degree, an increase in revenues from civil operations of $5.9 million (or 9.4%), from $63.0 million in 1998 to $68.9 million in 1999. Increased building construction revenues were due primarily to the start-up of several new fast-track hotel/casino projects by the Company's western building operations which was partially offset by a decrease in revenues from correctional facilities projects in the Northeast that have been completed. Increased civil construction revenues were due primarily to the favorable impact of several large infrastructure projects in the Northeast. The decline of real estate revenues of $5.5 million, from $10.2 million in 1998 to $4.7 million in 1999 is due to non-recurring revenues related to the 1998 sale of two buildings in Massachusetts.

In spite of the increase in total revenues described above, income from operations of the Company's business segments decreased by $1.0 million, from $7.3 million in 1998 to $6.3 million in 1999 - see Note 6. The decrease was primarily due to a $0.8 million decrease in operating income from civil operations, from $2.8 million in 1998 to $2.0 million in 1999, that resulted from a lower average margin on the civil construction backlog going into 1999. Although revenues from building construction operations increased by over 17% during the quarter, income from operations decreased slightly to $4.6 million in 1999 from $4.8 million in 1998 because of the favorable close out of certain contracts during the first quarter of 1998. The operating loss from real estate remained constant at approximately $0.3 million during both periods.

Interest expense decreased by $1.2 million, from $2.8 million in 1998 to $1.6 million in 1999 due primarily to a reduction in the average amount borrowed under the Company's Revolving Credit Agreement.

The lower than normal tax rate in 1999 and 1998 is due to the utilization of tax loss carryforwards from prior years. Because of certain accounting limitations, the Company was not able to recognize a portion of the tax benefit related to the operating losses experienced in fiscal 1996 and 1995.

Financial Condition
-------------------

Working capital increased $11.0 million, from $57.7 million at the end of 1998 to $68.7 million at March 31, 1999. The current ratio increased from 1.29:1 to 1.34:1 during this same period.

During the first three months of 1999, the Company used $23.9 million in cash and $18.0 million of additional borrowings under the Company's Revolving Credit Agreement to fund $34.6 million used by operating activities, primarily for changes in working capital, and $7.3 million for investing activities, primarily to fund construction joint ventures.

Long-term debt at March 31, 1999 was $80.3 million, an increase of $4.4 million from December 31, 1998. The long-term debt to equity ratio at March 31, 1999 of
1.52 to 1 approximated the 1.50 to 1 at December 31, 1998.

Effective March 23, 1999, the Company finalized certain changes to its Revolving Credit Agreement with its Bank Group, including extending the Revolving Credit Agreement from January 3, 2000 to January 3, 2001. Other changes to the Revolving Credit Agreement include, among other things, a scheduled

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                   (Continued)

mandatory reduction in the maximum commitment of $20.0 million in 1999 and $15.0 million in 2000, with the balance in 2001, additional permanent mandatory reductions, as defined, from the net proceeds from real estate sales, an interest rate increase of 1/2 of 1% in 1999 and an additional 1/4 of 1% increase in 2000, and a one-time bank fee of $483,000. At March 31, 1999, the Company had $7.3 million available to borrow under its $96.0 million Revolving Credit Agreement. Management believes that cash generated from operations, existing credit lines and additional borrowings should be adequate to meet the Company's funding requirements for at least the next twelve months.

Outlook
-------

o General - The statements contained in this Outlook that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Outlook are based on information available to the Company on the date hereof. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements, whether as a result of new information, future events or otherwise.

o Operations - Looking ahead, we must consider the Company's construction backlog and remaining portfolio of real estate projects. The overall construction backlog at March 31, 1999 was at $1.029 billion, a 16.5% decrease from the backlog at December 31, 1998, which primarily reflects the timing in finalizing certain construction contracts currently under negotiations. Project awards with a combined value in excess of $700 million are currently pending, including the previously announced construction management services contract for the $650 million Mohegan Sun Phase II Expansion Project in Uncasville, CT. While approximately 40% of the current backlog relates to building construction projects which generally represent lower risk, lower margin work, approximately 60% of the current backlog relates to heavy construction projects which generally represent higher risk, but correspondingly higher margin work. Since several of the remaining real estate projects have been written down to net realizable value in the past, future gross profit from real estate sales will be minimal.

o Rincon Center - As previously reported in Note 11 of the December 31, 1998 Consolidated Financial Statements included in the Company's 1998 Form 10-K, the Company's Real Estate subsidiary, Perini Land and Development Company ("PL&D"), the managing general partner of Rincon Center Associates ("RCA"), has reached a nonbinding agreement with the lenders and lessor in Rincon Center, a mixed-use property in San Francisco, subject to final documentation and final approval of several parties, with regard to restructuring certain financial obligations and ownership interests. While the process of completing further documentation and obtaining final approval by the various parties involved is ongoing, the Company has received the appropriate waivers or assurances to date that (i) the Lessor on Rincon I will continue to defer enforcement of the purchase requirement provisions under the Master Lease, and (ii) while the $33 million loan to the Lessor on Rincon I has matured and the $14 million loan on Rincon II has matured, the lenders have deferred enforcement of any remedies pending completion of the restructuring agreement. It continues to be the opinion of management that the final documentation of these negotiations and restructure of certain financial obligations will not have a material impact on the results of operations or financial condition as reported in the financial statements included in this Form 10-Q.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                   (Continued)


                        - On September  10, 1998 the Company  through Spear Land
                LLC ("Spear"), a newly formed affiliated company, entered into an agreement with the U.S. Postal Service to acquire the land, including certain ground leases ("the land") under Rincon Center, subject to the Company obtaining the necessary financing and approvals. Effective March 30, 1999, Spear assigned the agreement to an affiliate of the Blackstone Group ("Blackstone") that purchased the land on that date. Although Spear has no rights with respect to the management or operations related to the land, Spear does have a residual interest in the future net proceeds, if any, from any sale or refinancing after Blackstone has received a return of its invested capital and a return on its invested capital resulting in a 12% internal rate of return.

                        - In connection with the above transactions (the restructuring of Rincon Center and the purchase of the related land from the U.S. Postal Service), the Company and PL&D are involved in litigation with Pacific Gateway Properties (PL&D's co-general partner in RCA). The Company does not anticipate that this litigation will materially impact the Rincon restructuring.

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

        The Company recognizes the Year 2000 issue could be an overall business problem, not just a technical problem. Therefore, it established a Year 2000 Committee early in 1998 to identify all of the other potential Year 2000 problems that could impact the Company, including readiness issues for its computer applications and business processes, non-information technology systems such as those of its facilities and equipment, along with relationships with third parties, such as our customers, vendors, subcontractors, joint ventures, and other business partners; develop plans to evaluate the significance of the potential problem; develop plans to remedy or minimize the potential problem; assign appropriate resources; and monitor the implementation of the plans. During the third quarter of 1998, the Committee, which included both the Company's Chairman and CEO, designated the Year 2000 Project Manager. The Project Manager has organized a Year 2000 Team, consisting of specific individuals assigned from each operating unit and each corporate department. In addition, the Company developed, published and commenced implementation of its Year 2000 Readiness Plan which has as its overall objective "to eliminate or minimize the potential internal and external impact of the Year 2000 issue on the normal business operations of the Company, its subsidiaries, and joint ventures in a timely and cost effective manner". In addition to addressing its own computer applications, facilities, and construction equipment, the Plan includes communication with critical third parties as stated above.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                   (Continued)

        The Year 2000 Plan includes the following phases: (1) potential problem identification, (2) resource commitment, (3) inventory, (4) assessment,
        (5) prioritization, (6) remediation and (7) testing. While the Company completed the problem identification, resource commitment and prioritization phases during 1998, and inventory phase during the first quarter of 1999, it is currently in various stages of the "assessment", "testing", and "remediation" phases as of March 31, 1999. As part of the Plan, the Company is evaluating alternative solutions and developing contingency plans for handling certain critical areas in the event remediation is unsuccessful. Completion of the Year 2000 Plan, including final testing and development of final contingency plans, is currently on schedule and should be completed by its October 1999 targeted completion date. The Company currently estimates that costs related to the Year 2000 Plan, over and above the cost of the new financial systems referred to above, will approximate $0.3 million which are being expensed currently.

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

(a)     None

(b)     None

(c)     None

Item 3. - Defaults Upon Senior Securities

(a)     None

(b) In accordance with the provisions of the 1995 Amended Revolving Credit Agreement and the Credit Agreement which became effective on January 17, 1997, the Company suspended payment of quarterly dividends on its $21.25 Convertible Exchangeable Preferred Stock ("Senior Preferred Stock") commencing with the dividend that normally would have been declared during December 1995 through the dividend that would normally have been declared during March 1999 for a total arrearage of $74.37 per share (or $7.44 per depositary share) which aggregates $7,437,000 to date. While these dividends have not been declared or paid, they have been fully accrued in accordance with the "cumulative" feature of the stock.

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

                        10.18 Amendment No. 1 as of November 10, 1997 to the Amended and Restated Credit Agreement dated as of January 17, 1997 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank, as Co-Agent - Exhibit 10.18 to 1998 Form 10-K - as filed.

                        10.19 Amendment No. 2 as of August 31, 1998 to the Amended and Restated Credit Agreement dated as of January 17, 1997 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank, as Co-Agent - Exhibit 10.19 to 1998 Form 10-K - as filed.

                        10.20 Amendment No. 3 as of September 9, 1998 to the Amended and Restated Credit Agreement dated as of January 17, 1997 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank, as Co-Agent - Exhibit 10.20 to 1998 Form 10-K - as filed.

                        10.21 Amendment No. 4 as of September 30, 1998 to the Amended and Restated Credit Agreement dated as of January 17, 1997 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank, as Co-Agent - Exhibit 10.21 to 1998 Form 10-K - as filed.

                        10.22 Amendment No. 5 as of November 16, 1998 to the Amended and Restated Credit Agreement dated as of January 17, 1997 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank, as Co-Agent - Exhibit 10.22 to 1998 Form 10-K - as filed.

                        10.23 Amendment No. 6 as of December 1, 1998 to the Amended and Restated Credit Agreement dated as of January 17, 1997 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank, as Co-Agent - Exhibit 10.23 to 1998 Form 10-K - as filed.

                        10.24 Amendment No. 7 as of March 23, 1999 to the Amended and Restated Credit Agreement dated as of January 17, 1997 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank, as Co-Agent - filed herewith.


(b)     Reports on Form 8-K - None.

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                          Perini Corporation
                                          Registrant


Date: May 14, 1999                        /s/ Robert Band
                                          ---------------
                                          Robert Band, Executive Vice President,
                                          Chief Financial Officer


Date: May 14, 1999                        /s/ Barry R. Blake
                                          ------------------
                                          Barry R. Blake, Vice President and
                                          Controller