Form 10-Q
period 1999-06-30
PERINI CORP
filed 1999-08-13
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999

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

Yes   X     No

Number of shares of common stock of registrant  outstanding  at August 12, 1999:
5,680,485




                        PERINI CORPORATION & SUBSIDIARIES

                                      INDEX

                                                                                                  Page Number
                                                                                                  -----------
Part I. -          Financial Information:

                   Item 1.  Financial Statements

                                Consolidated Condensed Balance Sheets -                               3
                                June 30, 1999 and December 31, 1998

                                Consolidated Condensed Statements of Operations -                     4
                                Three Months and Six Months ended June 30, 1999 and 1998

                                Consolidated Condensed Statements of Cash Flows -                     5
                                Six Months ended June 30, 1999 and 1998

                                Notes to Consolidated Condensed Financial Statements                  6 - 9

                   Item 2.  Management's Discussion and Analysis of the Consolidated                  10 - 14
                                Financial Condition and Results of Operations


Part II. -         Other Information:

                   Item 1.  Legal Proceedings                                                         15

                   Item 2.  Changes in Securities                                                     15

                   Item 3.  Defaults Upon Senior Securities                                           15

                   Item 4.  Submission of Matters to a Vote of Security Holders                       15 - 16

                   Item 5.  Other Information                                                         16

                   Item 6.  Exhibits and Reports on Form 8-K                                          16 - 20

                   Signatures                                                                         21



                       PERINI CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                 (In Thousands)


                                       ASSETS
                                                                                        JUNE 30,           DEC. 31,
                                                                                          1999               1998
                                                                                      --------------     -------------
                                                                                                           (Note 3)

Cash                                                                                  $   51,983        $    46,507
Accounts and Notes Receivable                                                            148,463            113,052
Unbilled Work                                                                             18,806             19,585
Construction Joint Ventures                                                               74,619             67,100
Net Current Assets of Discontinued Operations (Note 3)                                    15,311              8,068
Deferred Tax Assets                                                                        1,076              1,076
Other Current Assets                                                                       4,943              2,469
                                                                                      --------------    -------------
     Total Current Assets                                                             $  315,201        $   257,857
                                                                                      --------------    -------------

Net Long-Term Assets of Discontinued Operations (Note 3)                              $      ---        $   104,017
                                                                                      --------------    -------------

Other Assets                                                                          $    4,321        $     3,734
                                                                                      --------------    -------------

Property and Equipment, less Accumulated Depreciation of $16,874 in 1999 and
$16,378 in 1998                                                                       $    9,769        $     9,858
                                                                                      --------------    -------------
                                                                                      $  329,291        $   375,466
                                                                                      ==============    =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Maturities of Long-Term Debt                                                  $   18,697        $     2,036
Accounts Payable                                                                         141,336            127,349
Advances from Construction Joint Ventures                                                 15,749             17,300
Deferred Contract Revenue                                                                 27,654             14,350
Accrued Expenses                                                                          37,076             38,763
                                                                                      --------------    -------------
     Total Current Liabilities                                                        $  240,512        $   199,798
                                                                                      --------------    -------------

Deferred Income Taxes and Other Liabilities                                           $   18,637        $    15,713
                                                                                      --------------    -------------

Long-Term Debt, less current maturities included above                                $   77,371        $    75,857
                                                                                      --------------    -------------

Redeemable Convertible Series B Preferred Stock                                       $   35,566        $    33,540
                                                                                      --------------    -------------

Stockholder's Equity (Deficit):
  Preferred Stock                                                                     $      100        $       100
  Series A Junior Participating Preferred Stock                                              ---                ---
  Stock Purchase Warrants                                                                  2,233              2,233
  Common Stock                                                                             5,743              5,506
  Paid-In Surplus                                                                         46,763             49,219
  Retained Deficit                                                                       (96,521)            (3,642)
  ESOT Related Obligations                                                                  (120)            (1,381)
                                                                                      --------------    -------------
                                                                                      $  (41,802)       $    52,035
Less - Treasury Stock                                                                        993              1,477
                                                                                      --------------    -------------
  Total Stockholders' Equity (Deficit)                                                $  (42,795)       $    50,558
                                                                                      --------------    -------------
                                                                                      $   329,291       $   375,466
                                                                                      ==============    =============

The accompanying notes are an integral part of these financial statements.
                                       3


                       PERINI CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In Thousands, Except Per Share Data)

                                                                       THREE MONTHS                           SIX MONTHS
                                                                      ENDED JUNE 30,                        ENDED JUNE 30,

                                                                   1999               1998              1999               1998
                                                             ---------------    ---------------    --------------     --------------
                                                                                   (Note 3)                             (Note 3)
CONTINUING OPERATIONS:

Construction Revenues                                        $     279,527      $     273,761      $    531,346       $    492,963
                                                             ---------------    ---------------    --------------     --------------

Cost And Expenses:
Cost of Operations                                           $     266,267      $     261,186      $    507,021       $    468,253
General, Administrative and Selling Expenses                         6,267              7,186            12,435             13,535
                                                             ---------------    ---------------    --------------     --------------
                                                             $    272,534       $     268,372      $    519,456       $    481,788
                                                             ---------------    ---------------    --------------     --------------

INCOME FROM OPERATIONS                                       $      6,993       $        5,389     $     11,890       $     11,175

Other Expense, Net                                                   (584)                (173)            (888)              (428)
Interest Expense                                                   (1,788)              (1,466)          (3,376)            (4,213)
                                                             ---------------    ---------------    --------------     --------------

Income from Continuing Operations before Income Taxes        $      4,621       $        3,750     $      7,626       $      6,534

Provision for Income Taxes (Note 4)                                   300                  200              500                390
                                                             ---------------    ---------------    --------------     --------------

INCOME FROM CONTINUING OPERATIONS                            $      4,321       $        3,550     $      7,126       $      6,144
                                                             ---------------    ---------------    --------------     --------------

DISCONTINUED OPERATIONS (Note 3):

Loss from Operations (Note 4)                                $       (313)      $         (436)    $       (694)      $       (811)
Estimated Loss on Disposal of Real Estate
Business Segment (Note 4)                                         (99,311)                 ---          (99,311)               ---
                                                             ---------------    ---------------    --------------     --------------

LOSS FROM DISCONTINUED OPERATIONS                            $    (99,624)      $         (436)    $   (100,005)      $       (811)
                                                             ---------------    ---------------    --------------     --------------

NET INCOME (LOSS)                                            $    (95,303)      $        3,114     $    (92,879)      $      5,333
                                                             ===============    ===============    ==============     ==============


BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE (Note 5):

Income from Continuing Operations                            $        .49       $          .39     $        .73       $        .62
Loss from Discontinued Operations                                    (.05)                (.08)            (.13)              (.16)
Estimated Loss on Disposal                                         (17.67)                 ---           (17.92)               ---
                                                             ---------------    ---------------    --------------     --------------
     Total                                                   $     (17.23)      $         (.31)    $     (17.32)      $        .46
                                                             ---------------    ---------------    --------------     --------------

DIVIDENDS PER COMMON SHARE (Note 6)                          $        ---       $          ---     $        ---       $        ---
                                                             ===============    ===============    ==============     ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 5)             5,621,366            5,294,042        5,541,019          5,235,329
                                                             ===============    ===============    ==============     ==============

The accompanying notes are an integral part of these financial statements.
                                       4


                       PERINI CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (In Thousands)


                                                                                                 SIX MONTHS
                                                                                               ENDED JUNE 30,
                                                                                          1999              1998
                                                                                       ------------     --------------
                                                                                                          (Note 3)
Cash Flows from Operating Activities:
Net Income (Loss)                                                                      $  (92,879)      $    5,333
Adjustments to reconcile net income (loss) to net cash from operating activities:
  Loss from discontinued operations                                                       100,005              811
  Depreciation and amortization                                                             1,609            1,512
  Noncurrent deferred taxes and other liabilities                                           2,924              480
  Distributions greater (less) than earnings of joint ventures and affiliates              (1,108)             668
  Cash provided from (used by) changes in components of working capital other than cash, net current assets of discontinued operations and current maturities
    of long-term debt                                                                     (14,000)          26,592
  Other non-cash items, net                                                                  (148)              48
                                                                                       ------------       --------------

    NET CASH PROVIDED FROM (USED BY) OPERATING ACTIVITIES                              $   (3,597)        $ 35,444
                                                                                       ------------       --------------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment                                         $      215         $    461
  Cash distributions of capital from unconsolidated joint ventures                          1,050            2,018
  Acquisition of property and equipment                                                      (758)            (428)
  Capital contributions to unconsolidated joint ventures                                   (7,575)             ---
  Investment in discontinued operations (Note 3)                                           (3,231)          (1,396)
  Investment in other activities                                                           (1,044)              54
                                                                                       ------------       --------------

    NET CASH PROVIDED FROM (USED BY) INVESTING ACTIVITIES                              $  (11,343)        $    709
                                                                                       ------------       --------------

Cash Flows from Financing Activities:
  Proceeds of long-term debt                                                           $   19,064         $  2,000
  Repayment of long-term debt                                                                 ---          (24,245)
  Common Stock issued                                                                       1,197            2,482
  Treasury Stock issued                                                                       155              151
                                                                                       ------------       --------------

    NET CASH PROVIDED FROM (USED BY) FINANCING ACTIVITIES                              $   20,416         $(19,612)
                                                                                       ------------       --------------

Net Increase in Cash                                                                   $     5,476        $ 16,541
Cash at Beginning of Year                                                                   46,507          31,305
                                                                                       ------------       --------------

Cash at End of Period                                                                  $   51,983         $ 47,846
                                                                                       ============       ==============

Supplemental Disclosure of Cash paid during the period for:
  Interest                                                                             $     3,573        $  3,331
                                                                                       ============       ==============
  Income tax payments                                                                  $        69        $    261
                                                                                       ============       ==============

Supplemental Disclosures of Non-cash Transactions:
  Dividends paid in shares of Series B Preferred Stock (Note 6)                        $     1,836        $  1,664
                                                                                       ============       ==============


The accompanying notes are an integral part of these financial statements.

                       PERINI CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(1)  Basis  of  Presentation

The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, except for the presentation of Discontinued Operations and related non-cash provision for estimated loss on disposal of the Company's real estate development business segment as more fully described in Note 3 below, necessary to present fairly the Company's financial position as of June 30, 1999 and December 31, 1998 and results of operations and cash flows for the three month and six month periods ended June 30, 1999 and 1998. The results of operations for the six month period ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999 because the Company's results generally consist of a limited number of large transactions in both construction and real estate. Therefore, such results can vary depending on the timing of transactions and the profitability of projects being reported.

 (2)    Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note (1) to such financial statements included in Form 10-K for the year ended December 31, 1998. The Company has made no significant change in these policies during 1999.

(3)     Discontinued Operations

Effective June 30, 1999, management adopted a plan to withdraw completely from the real estate development business and to wind down the operations of Perini Land and Development Company ("PL&D"), the Company's real estate development subsidiary. Therefore, both historical and current real estate results through June 30, 1999 have been presented as a discontinued operation in accordance with generally accepted accounting principles. Based on the plan, the 1999 second quarter and six month results include a $99,311,000 non-cash provision which represents the estimated loss on disposal of this business segment. This non-cash charge reflects the estimated impact of the previously announced foreclosure proceedings on the Rincon Center property located in San Francisco and the reduction in projected future cash flow from the disposition of PL&D's remaining real estate development operations resulting from the change in strategy of holding the properties through the necessary development and stabilization periods to a new strategy of generating short-term liquidity through an accelerated disposition or bulk sale. The estimated loss on disposal of the real estate business segment also includes a provision for shut down costs related to PL&D during the wind down period. No Federal tax benefit was attributable to the estimated loss on disposal of the real estate business segment (see Note 4). Several of the remaining real estate properties now being offered for sale are currently under or are pending a purchase and sale agreement.

At June 30, 1999 the net assets of discontinued real estate development operations, consisting primarily of real estate properties for sale, have been reclassified as current assets at estimated net realizable value. At December
31, 1998 the net current assets of discontinued real estate development operations consist primarily of certain real estate properties for sale. The net long-
                                       6

                       PERINI CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)


term assets of discontinued operations at December 31, 1998 consist primarily of land held for sale or development and investments in and advances to real estate joint ventures. In accordance with generally accepted accounting principles, the results of discontinued real estate development operations have been reclassified to "Loss from Operations" of Discontinued Operations. In connection therewith, the revenues related to these operations are summarized below (in thousands):

                                      Three Months Ended                 Six Months Ended
                                           June 30,                          June 30,
                                  ----------------------------    --------------------------------
                                      1999            1998           1999             1998
                                      ----            ----           ----             ----
        Revenues                     $4,199          $4,450         $8,931            $14,630
                                  ==============    ==========    ============     ===============



(4)     Provision For Income Taxes

The provision for income taxes applicable to Income from Continuing Operations reflects a lower-than-normal tax rate in 1999 and 1998 due to the realization of a portion of the Federal tax benefit not recognized in prior years due to certain accounting limitations. No tax benefit was attributable to Losses from Discontinued Operations in either 1999 or 1998 due to the same accounting limitations.

(5)     Per Share Data

Computations of basic and diluted earnings (loss) per common share amounts are based on the weighted average number of the Company's common shares outstanding during the periods presented. Earnings from Income from Continuing Operations available for common shares are calculated as follows (in thousands, except per share amounts):


                                                                 Three Months Ended              Six Months Ended
                                                                      June 30,                       June 30,
                                                             ---------------------------    ----------------------------
                                                                1999            1998            1999             1998
                                                             ------------    -----------    ------------    ------------

Income from Continuing Operations                            $     4,321     $   3,550      $   7,126       $   6,144
                                                             ------------    -----------    ------------    ------------

Less:
  - Accrued dividends on $21.25 Senior Preferred Stock       $      (531)    $    (531)     $  (1,062)      $  (1,062)
-   Dividends declared on Series B Preferred Stock                  (929)         (842)        (1,836)         (1,664)
-   Accretion deduction required to reinstate mandatory
    redemption value of Series B Preferred Stock over a
    period of 8-10 years                                             (94)          (92)          (189)           (187)
                                                             ------------    ------------   -----------     ------------

                                                             $    (1,554)    $  (1,465)     $  (3,087)      $  (2,913)
                                                             ------------    -----------    ------------    ------------

Earnings from Income from Continuing Operations available
for Common Stockholders                                      $     2,767     $   2,085      $   4,039       $   3,231
                                                             ============    ===========    ============    ============

Weighted average shares outstanding                                5,621         5,294          5,541           5,235
                                                             ------------    -----------    ------------    ------------

Basic and diluted earnings per Common Share on Income
from Continuing Operations                                   $      0.49     $    0.39      $    0.73       $    0.62
                                                             ============    ===========    ============    ============


Basic EPS equals  diluted EPS for the periods  presented  due to the  immaterial effect of stock options and the antidilutive effect of conversion of the Company's depositary convertible exchangeable preferred shares, Series B preferred shares and stock purchase warrants into common stock.

(6)     Dividends

There were no cash dividends on common stock declared or paid during the periods presented in the consolidated condensed financial statements presented herein.

As previously disclosed, in conjunction with the covenants of the Company's Revolving Credit Agreement, the Company is required to suspend the payment of quarterly dividends on its $21.25 preferred stock ("Senior Preferred Stock") until certain financial criteria are met. Therefore, the dividends on the Senior Preferred Stock have not been declared since 1995 (although they have been fully accrued due to the "cumulative" feature of the Senior Preferred Stock). The aggregate amount of dividends in arrears is approximately $7,968,000 at June 30, 1999 which represents approximately $79.68 per share of Preferred Stock or approximately $7.97 per Depositary Share and is included in "Other Liabilities" (long-term) in the accompanying Consolidated Condensed Balance Sheet. Under the terms of the Preferred Stock, the holders of the Depositary Shares were entitled to elect two additional Directors since dividends had been deferred for more than six quarters and they did so at both the May 14, 1998 and the May 13, 1999 Annual Meetings.

Quarterly In-kind dividends (based on an annual rate of 10%) were paid on March 15, 1999 on the Series B Preferred Stock to the stockholders of record on March 1, 1999. The dividend was paid in the form of approximately 4,534 additional shares of Series B Preferred Stock valued at $200.00 per share for a total of $906,783. In-kind dividends for the second quarter were paid on June 15, 1999 to stockholders of record on June 1, 1999. The dividend was paid in the form of approximately 4,647 additional shares of Series B Preferred Stock valued at $200.00 per share for a total of $929,453.

 (7)    Business Segments

The following tables set forth certain updated business segment information relating to the Company's operations for the three and six month periods ended June 30, 1999 and 1998 (in thousands):


Three months ended June 30, 1999
--------------------------------
                                      Reportable Segments
                           -------------------------------------------
                                                                                      Consolidated
                           Building        Civil         Totals        Corporate         Totals
                           ----------    ----------    -----------     -----------    ------------
Revenues                   $201,726      $  77,801     $279,527        $   -              $279,527
Income (Loss) from Ops.    $  4,831      $   3,886     $    8,717      $(1,724)*          $  6,993

Three months ended June 30, 1998
--------------------------------
                                    Reportable Segments
                           ---------------------------------------
                                                                                      Consolidated
                           Building        Civil         Totals        Corporate         Totals
                           ----------    ----------    -----------     -----------    ------------
Revenues                   $189,320      $ 84,441      $273,761        $     -            $273,761
Income (Loss) from Ops.    $  5,156      $  2,268      $  7,424        $(2,035)*          $  5,389

Six months ended June 30, 1999
------------------------------
                                      Reportable Segments
                           -------------------------------------------
                                                                                      Consolidated
                           Building        Civil         Totals        Corporate         Totals
                           ----------    ----------    -----------     -----------    ------------
Revenues                   $384,692      $146,654      $531,346        $     -            $531,346
Income (Loss) from Ops.    $  9,454      $  5,856      $ 15,310        $(3,420)*          $ 11,890
Assets                     $152,757      $106,091      $258,848        $70,443**          $329,291


Six months ended June 30, 1998
------------------------------
                                    Reportable Segments
                           ---------------------------------------
                                                                                      Consolidated
                           Building        Civil         Totals        Corporate         Totals
                           ----------    ----------    -----------     -----------    ------------
Revenues                   $345,548      $147,415      $492,963        $   -              $492,963
Income (Loss) from Ops.    $  9,984      $  5,025      $ 15,009        $ (3,834)*         $ 11,175
Assets                     $113,988      $104,654      $218,642        $161,615**         $380,257



* In all periods, consists of corporate general and administrative expenses.

** In all periods, corporate assets consist principally of cash, cash equivalents, marketable securities and other investments available for general corporate purposes plus the net assets of discontinued operations.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

Discontinued Operations
-----------------------

Effective June 30, 1999, management adopted a plan to withdraw completely from the real estate development business and to wind down the operations of Perini Land and Development Company ("PL&D"), the Company's real estate development subsidiary. Therefore, both historical and current real estate results through June 30, 1999 have been presented as a discontinued operation in accordance with generally accepted accounting principles. Based on the plan, the 1999 second quarter and six month results include a $99,311,000 non-cash provision which represents the estimated loss on disposal of this business segment. This non-cash charge reflects the estimated impact of the previously announced foreclosure proceedings on the Rincon Center property located in San Francisco and the reduction in projected future cash flow from the disposition of PL&D's remaining real estate development operations resulting from the change in strategy of holding the properties through the necessary development and stabilization periods to a new strategy of generating short-term liquidity through an accelerated disposition or bulk sale. The estimated loss on disposal of the real estate business segment also includes a provision for shut down costs related to PL&D during the wind down period. No Federal tax benefit was attributable to the estimated loss on disposal of the real estate business segment (see Note 4). Several of the remaining real estate properties now being offered for sale are currently under or are pending a purchase and sale agreement.

Results of Operations from Continuing Operations

    Comparison of the Second Quarter of 1999 with the Second Quarter of 1998

Overall revenue from construction operations increased by $5.7 million (or 2.1%), from $273.8 million in 1998 to $279.5 million in 1999. This increase represents increased revenues from building operations of $12.4 million (or 6.6%), from $189.3 million in 1998 to $201.7 million in 1999 due primarily to the start-up of several new fast track hotel/casino projects. This revenue increase was partially offset by a decrease in revenues from civil operations of $6.7 million (or 7.8%), from $84.5 million in 1998 to $77.8 million in 1999 resulting from less new work acquired during 1999.

Overall, income from construction operations (before corporate G&A expenses) increased $1.3 million (or 17.6%), from $7.4 million in 1998 to $8.7 million in 1999. This increase represents increased operating income from civil operations of $1.6 million (or 70.0%), from $2.3 million in 1998 to $3.9 million in 1999 primarily because of profit write downs on certain projects recorded during second quarter of 1998. This increase in operating income was partially offset by an operating income decrease from building operations of $.3 million (or 5.9%), from $5.1 million in 1998 to $4.8 million in 1999 because of the favorable close out of several projects during 1998.

Other expense, net increased by $.4 million from $.2 million in 1998 to $.6 million in 1999 due to an increase in bank financing fees.

Interest expense increased by $.3 million from $1.5 million in 1998 to $1.8 million in 1999 due primarily to higher average levels of borrowing in 1999 under the Company's Revolving Credit Agreement.

The provision for income taxes applicable to Income from Continuing Operations reflected a lower-than-normal tax rate in 1999 and 1998 due to the realization of a portion of the Federal tax benefit not recognized in prior years due to certain accounting limitations. No tax benefit was attributable to Losses from Discontinued Operations in either 1999 or 1998 due to the same accounting limitations.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                   (Continued)


            Comparison of the Six Months Ended June 30, 1999 with the
                         Six Months Ended June 30, 1998

Overall revenue from construction operations increased $38.4 million (or 7.8%), from $493.0 million in 1998 to $531.4 million in 1999. This increase was entirely the result of an increase in revenues from building operations of $39.1 million (or 11.3%), from $345.6 million in 1998 to $384.7 million in 1999 due primarily to the start up of several new fast track hotel/casino projects during both the first and second quarters of 1999. The revenue from civil operations was approximately $147 million during both 1999 and 1998.

Overall, income from construction operations (before corporate G&A expenses) increased by $.3 million (or 2.0%), from $15.0 million in 1998 to $15.3 million in 1999. The increase in operating income results from an increase from civil operations of $.9 million (or 18.0%), from $5.0 million in 1998 to $5.9 million in 1999, primarily because of profit write downs on certain projects recorded during the second quarter of 1998 and a $.3 million reduction in G&A expenses. This increase in operating income was partially offset by a decrease in operating income from building operations of $.6 million (or 6.0%), from $10.0 million in 1998 to $9.4 million in 1999 because of the favorable close out of several projects during 1998. Corporate G&A expenses decreased by $.4 million (or 10.5%) from $3.8 million in 1998 to $3.4 million in 1999 as the impact of various ongoing cost reduction programs continues to be realized.

Other expenses, net increased by $.5 million, from $.4 million in 1998 to $.9 million in 1999 as a result of increased bank financing fees.

Interest expense decreased by $.8 million, from $4.2 million in 1998 to $3.4 million in 1999 due primarily to a reduction in the average amount borrowed under the Company's Revolving Credit Agreement during the first quarter of 1999.

Financial Condition
-------------------

Working capital increased $16.6 million, from $58.1 million at the end of 1998 to $74.7 million at June 30, 1999. The current ratio increased from 1.29:1 to 1.31:1 during this same period.

During the first six months of 1999, the Company used $19.1 million of additional borrowings under the Company's Revolving Credit Agreement to fund $3.6 million used by operating activities, primarily for changes in working capital, and $11.3 million for investing activities, primarily to fund the working capital needs of construction joint ventures.

Long-term debt at June 30, 1999 was $77.4 million, an increase of $1.5 million from December 31, 1998. Effective March 23, 1999, the Company finalized certain changes to its Revolving Credit Agreement with its Bank Group, including extending the Revolving Credit Agreement from January 3, 2000 to January 3, 2001. Other changes to the Revolving Credit Agreement include, among other things, a scheduled mandatory reduction in the maximum commitment of $20.0 million in 1999 and $15.0 million in 2000, with the balance in 2001, additional permanent mandatory reductions, as defined, from the net proceeds from real estate sales, an interest rate increase of 1/2 of 1% in 1999 and an additional 1/4 of 1% increase in 2000, and a one-time bank fee of $483,000. At June 30, 1999, the Company had $1.8 million available to borrow under its $91.8 million Revolving Credit Agreement.

As a result of the net loss recorded in the second quarter of 1999, the Company's stockholders' equity was reduced to a negative $42.8 million. Management is currently working with its investment bankers to develop plans to raise additional capital, restore balance sheet net worth and improve liquidity. Management believes that cash generated from operations, existing credit lines, and additional borrowings should be adequate to meet the Company's funding requirements for at least the next twelve months.

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

o Continuing Construction Operations - Looking ahead, we must consider the Company's construction backlog. The overall construction backlog at June 30, 1999 was at $1.612 billion, a 30.8% increase from the backlog at December 31, 1998. Projects awarded during 1999 and included in the backlog at June 30, 1999 totaled in excess of $825 million, including the previously announced construction management services contract for the $650 million Mohegan Sun Phase II Expansion Project in Uncasville, CT. Approximately 60% of the current backlog relates to building construction projects which generally represent lower risk, lower margin work and approximately 40% of the current backlog relates to heavy construction projects which generally represent higher risk, but correspondingly higher margin work.

o Discontinued Real Estate Operations - Effective June 30, 1999, management adopted a plan to withdraw completely from the real estate development business and to wind down the operations of Perini Land & Development Company ("PL&D"), the Company's real estate development subsidiary. As previously reported, the non-binding agreement between PL&D, the Managing General Partner of Rincon Center Associates, and the lenders to Rincon Center, a mixed-use property in San Francisco, will not be implemented because of the failure to obtain agreement of all necessary parties. The lenders have issued formal notices of default thereby commencing the foreclosure process. Also, management decided to adopt a change in strategy with regards to the remaining real estate development properties, from one of holding the properties through the necessary development and stabilization periods to a new strategy of generating short-term liquidity through an accelerated disposition or bulk sale. While the decision to discontinue real estate development operations resulted in the recognition of a significant non-cash charge in the second quarter of 1999 and eroded the Company's net worth, it is the opinion of management that this decision will allow the Company to improve its short-term liquidity and to better focus its management and financial resources on the Company's profitable core building and civil construction business. Several of the remaining real estate properties now being offered for sale are currently under or are pending a purchase and sale agreement. It is the opinion of management that the provision for the estimated loss on disposal of the Company's real estate business segment is adequate; however, any significant changes to the assumptions inherent in the calculation of the provision, such as the anticipated timing of closings or sales price of the properties, could result in future adjustments of the provision.

        Rebuilding Equity - As a result of the net loss recorded in the second quarter of 1999, the Company's stockholders' equity was reduced to a deficit of $42.8 million. Management is currently working with its investment bankers to develop plans to raise additional capital, restore balance sheet net worth and improve liquidity.

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

        As previously reported, the Company began a project to review all of its computer systems in 1995. One factor, among many, to consider was what impact, if any, would the Year 2000 have on computer systems. As a result of this project, the Company implemented new fully integrated on-line construction specific financial systems during the first quarter of 1998 which are Year 2000 compliant. The cost of these new systems, including the hardware, software and implementation costs, approximated $1.5 million which was capitalized and is being amortized over ten years on a straight-line basis.

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

        The Year 2000 Plan includes the following phases: (1) potential problem identification, (2) resource commitment, (3) inventory, (4) assessment,
        (5) prioritization, (6) remediation and (7) testing. While the Company completed the problem identification, resource commitment and prioritization phases during 1998, and inventory phase during the first quarter of 1999, it is currently in various stages of the "assessment", "testing", and "remediation" phases as of June 30, 1999. As part of the Plan, the Company is evaluating alternative solutions and developing contingency plans for handling certain critical areas in the event remediation is unsuccessful. Completion of the Year 2000 Plan, including final testing and development of final contingency plans, is currently on schedule and should be completed by its October 1999 targeted completion date. The Company currently estimates that costs related to the Year 2000 Plan, over and above the cost of the new financial systems referred to above, will approximate $0.3 million which are being expensed as incurred.

        The  Company,   as  a  general   contractor,   generally   provides  its
        construction services in accordance with detailed contracts and specifications provided by its clients. Also, the Company recently installed all new mission critical financial system software on new hardware, all of which are Year 2000 compliant. In light of the above, the Company has defined its most reasonably likely worst case scenario at this stage of implementing its Year 2000 Plan to include last minute inquiries and requests for assistance in determining Year 2000 compliance by some limited number of clients who have not properly prepared for this event. In addition, the possible filing of frivolous lawsuits against the Company, among others, by a party or parties that claim they were adversely impacted by a Year 2000 issue related to one of the many projects with which the Company was associated is also a concern. The Company currently plans to have a Year 2000 Urgent Response Team defined and available to respond to last minute Year 2000 issues raised by clients or others in a timely, proactive and cost effective manner. In addition, the Company currently plans to develop prepackaged legal defenses in advance assuming various types of complaints.

PART II. - OTHER INFORMATION

Item 1. - Legal Proceedings - None

Item 2. - Changes in Securities

(a)     None

(b)     None

(c)     None

Item 3. - Defaults Upon Senior Securities

(a)     None

(b) In accordance with the provisions of the 1995 Amended Revolving Credit Agreement and the Credit Agreement which became effective on January 17, 1997, the Company suspended payment of quarterly dividends on its $21.25 Convertible Exchangeable Preferred Stock ("Senior Preferred Stock") commencing with the dividend that normally would have been declared during December 1995 through the dividend that would normally have been declared during June 1999 for a total arrearage of $79.68 per share (or $7.97 per depositary share) which aggregates approximately $7,968,000 to date. While these dividends have not been declared or paid, they have been fully accrued in accordance with the "cumulative" feature of the stock.

Item 4. - Submission of Matters to a Vote of Security Holders

(a)     May 13, 1999 - Annual Meeting of Stockholders

(b)     Not applicable

(c) (1) Nominees for Class III Directors as listed in the proxy statement, to hold office for a three year term, expiring in 2002 and until their successors are chosen and qualified, were elected by holders of Common Stock and Series B Preferred Stock with the following vote:




                                                                            Number of Votes
                                                   -------------------------------------------------------------------
                                                                                                         Authority
Class III Director                                          For                    Against                Withheld
-----------------------------------------------    ----------------------    ---------------------     ---------------

Nancy Hawthorne                                          8,808,360                   ---                   57,319

Douglas J. McCarron                                      8,806,229                   ---                   59,450

David B. Perini                                          8,814,088                   ---                   51,591

(2) Two nominees for Preferred Directors (the "Preferred Directors") as listed in the proxy statement to hold office until the earlier of (i) the 2000 Annual Meeting of Stockholders and until their successors are chosen and qualified, or (ii) all dividends in arrears on the Preferred Stock have been paid or declared and funds therefor set apart for payment, were elected by the Depositary, based on the two nominees who received the greatest number of votes as indicated by the holders of the Depositary Shares. A summary of the voting results follows:


                                                                                 Number of Votes
                                                              ------------------------------------------------------
                              Nominees for                                                              Authority
                           Preferred Directors                     For               Against             Withheld
                 ----------------------------------------     --------------    ------------------    ---------------
                 Arthur I. Caplan                                   931,389            ---                     6,700

                 Frederick Doppelt                                  929,789            ---                     8,300


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

                        4.5 Stock Purchase and Sale Agreement dated as of July 24, 1996 by and among the Company, PB Capital and RCBA, as amended - Exhibit 4.5 to the Company=s Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 1996 filed on December 11, 1996.

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

                        10.24 Amendment No. 7 as of March 23, 1999 to the Amended and Restated Credit Agreement dated as of January 17, 1997 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank, as Co-Agent - Exhibit 10.24 to Perini Corporation's Form 10-Q for the fiscal quarter ended March 31, 1999 filed on May 14, 1999.


                        10.25 Amendment No. 8 as of July 19, 1999 to the Amended and Restated Credit Agreement dated as of January 17, 1997 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank, as Co-Agent - filed herewith.


(b)     Reports on Form 8-K - None.

                                   SIGNATURES






        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                Perini Corporation
                                Registrant


Date: August 13, 1999           /s/ Robert Band
                                -----------------------------------------------
                                Robert Band, President, Chief Executive Officer
                                  and Chief Financial Officer


Date: August 13, 1999           /s/ Michael E. Ciskey
                                -----------------------------------------------
                                Michael E. Ciskey, Vice President and Controller