Form 10-Q
period 1999-09-30
PERINI CORP
filed 1999-11-12
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1999

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-6314

                               Perini Corporation
             (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                                         04-1717070
State or other jurisdiction of                                  (I.R.S. Employer
incorporation or organization)                               Identification No.)


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

Yes   X     No

Number of shares of common stock of registrant  outstanding at November 9, 1999:
5,682,287


                        PERINI CORPORATION & SUBSIDIARIES

                                      INDEX




                                                                                         Page Number
                                                                                         -----------

Part I. -          Financial Information:

                   Item 1.  Financial Statements

                            Consolidated Condensed Balance Sheets -                          3
                            September 30, 1999 and December 31, 1998

                            Consolidated Condensed Statements of Operations -                4
                            Three Months and Nine Months ended
                            September 30, 1999 and 1998

                            Consolidated Condensed Statements of Cash Flows -                5
                            Nine Months ended September 30, 1999 and 1998

                            Notes to Consolidated Condensed Financial Statements             6 - 9

                   Item 2.  Management's Discussion and Analysis of the Consolidated         10 - 14
                            Financial Condition and Results of Operations

                   Item 3.  Quantitative and Qualitative Disclosures About Market Risk       14

Part II. -         Other Information:

                   Item 1.  Legal Proceedings                                                15

                   Item 2.  Changes in Securities                                            15

                   Item 3.  Defaults Upon Senior Securities                                  15

                   Item 4.  Submission of Matters to a Vote of Security Holders              15

                   Item 5.  Other Information                                                15

                   Item 6.  Exhibits and Reports on Form 8-K                                 15 - 20

                   Signatures                                                                21


                       PERINI CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                 (In Thousands)


                                     ASSETS
                                                                                        SEPT. 30,          DEC. 31,
                                                                                          1999               1998
                                                                                      --------------     -------------
                                                                                                           (Note 3)
Cash                                                                                  $      33,625      $     46,507
Accounts and Notes Receivable                                                               134,264           113,052
Unbilled Work                                                                                17,760            19,585
Construction Joint Ventures                                                                  74,264            67,100
Net Current Assets of Discontinued Operations (Note 3)                                       14,206             8,068
Deferred Tax Assets                                                                           1,076             1,076
Other Current Assets                                                                          5,100             2,469
                                                                                      --------------     -------------
     Total Current Assets                                                             $     280,295      $    257,857
                                                                                      --------------     -------------

Net Long-Term Assets of Discontinued Operations (Note 3)                              $         ---      $    104,017
                                                                                      -------------      -------------

Other Assets                                                                          $      3,704       $      3,734
                                                                                      --------------     -------------

Property and Equipment, less Accumulated Depreciation of $17,177 in 1999 and
$16,378 in 1998                                                                       $      9,840       $      9,858
                                                                                      --------------     -------------
                                                                                      $     293,839      $    375,466
                                                                                      ==============     =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Maturities of Long-Term Debt                                                  $      14,016      $      2,036
Accounts Payable                                                                            108,260           127,349
Advances from Construction Joint Ventures                                                    12,904            17,300
Deferred Contract Revenue                                                                    33,187            14,350
Accrued Expenses                                                                             38,765            39,157
                                                                                      --------------     -------------
     Total Current Liabilities                                                        $     207,132      $    200,192
                                                                                      --------------     -------------

Deferred Income Taxes and Other Liabilities                                           $      17,485      $     15,319
                                                                                      --------------     -------------

Long-Term Debt, less current maturities included above                                $      72,382      $     75,857
                                                                                      --------------     -------------

Redeemable Convertible Series B Preferred Stock                                       $      36,613      $     33,540
                                                                                      --------------     -------------

Stockholders' Equity (Deficit):
  Preferred Stock                                                                     $         100      $        100
  Series A Junior Participating Preferred Stock                                                 ---               ---
  Stock Purchase Warrants                                                                     2,233             2,233
  Common Stock                                                                                5,743             5,506
  Paid-In Surplus                                                                            45,184            49,219
  Retained Deficit                                                                          (91,920)           (3,642)
  ESOT Related Obligations                                                                     (120)           (1,381)
                                                                                      --------------     -------------
                                                                                      $     (38,780)     $     52,035
Less - Treasury Stock                                                                           993             1,477
                                                                                      --------------     -------------
  Total Stockholders' Equity (Deficit)                                                $     (39,773)     $     50,558
                                                                                      ==============     =============
                                                                                      $     293,839      $    375,466
                                                                                      ==============     =============

The accompanying notes are an integral part of these financial statements.



                       PERINI CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In Thousands, Except Per Share Data)

                                                                                     THREE MONTHS                   NINE MONTHS
                                                                                   ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                                               --------------------------    -----------------------

                                                                                 1999            1998          1999          1998
                                                                               ----------     ----------    ---------     ---------
                                                                                              (Note 3)                    (Note 3)
CONTINUING OPERATIONS:

Construction Revenues                                                          $  244,887     $  247,730    $ 776,233     $ 740,693
                                                                               -----------    -----------   ----------    ----------

Cost and Expenses:
Cost of Operations                                                             $  230,708     $  234,767    $ 737,729     $ 703,020
General, Administrative and Selling Expenses                                        7,434          5,947       19,869        19,482
                                                                               -----------    -----------   ----------    ----------
                                                                               $  238,142     $  240,714    $ 757,598     $ 722,502
                                                                               -----------    -----------   ----------    ----------

INCOME FROM OPERATIONS                                                         $    6,745     $    7,016    $  18,635     $  18,191

Other Expense, Net                                                                    (96)          (289)        (984)         (717)
Interest Expense                                                                   (2,048)        (1,985)      (5,424)       (6,198)
                                                                               -----------    -----------   ----------    ----------

Income from Continuing Operations before Income Taxes                          $    4,601      $   4,742    $  12,227     $  11,276

Provision for Income Taxes (Note 4)                                                   ---            390          500           780
                                                                               -----------     ----------   ----------    ----------

INCOME FROM CONTINUING OPERATIONS                                              $    4,601      $   4,352    $  11,727     $  10,496
                                                                               -----------     ----------   ----------    ----------

DISCONTINUED OPERATIONS (Note 3):

Loss from Operations (Note 4)                                                  $      ---      $    (615)   $    (694)    $  (1,426)
Estimated Loss on Disposal of Real Estate Business Segment (Note 4)                   ---            ---      (99,311)          ---
                                                                               -----------     ----------   ----------    ----------

LOSS FROM DISCONTINUED OPERATIONS                                              $      ---      $    (615)   $(100,005)    $  (1,426)
                                                                               -----------     ----------   ----------    ----------

NET INCOME (LOSS)                                                              $    4,601      $   3,737    $ (88,278)    $   9,070
                                                                               ===========     ==========   ==========    ==========


BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE (Note 5):

Income from Continuing Operations                                              $      .53      $     .53    $    1.26     $    1.15
Loss from Discontinued Operations                                                     ---           (.11)        (.12)         (.27)
Estimated Loss on Disposal                                                            ---            ---       (17.79)          ---
                                                                               -----------     ----------   ----------    ----------
     Total                                                                     $      .53      $     .42    $  (16.65)    $     .88
                                                                               -----------     ----------   ----------    ----------

DIVIDENDS PER COMMON SHARE (Note 6)                                            $      ---      $     ---    $     ---     $     ---
                                                                               ===========     ==========   ==========    ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 5)                             5,680,485      5,413,647    5,582,859     5,288,825
                                                                               ===========     ==========   ==========    ==========

The accompanying notes are an integral part of these financial statements.



                       PERINI CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (In Thousands)


                                                                                                  NINE MONTHS
                                                                                              ENDED SEPTEMBER 30,
                                                                                        ---------------------------------
                                                                                            1999               1998
                                                                                        --------------     --------------
                                                                                                          (Note 3)
Cash Flows from Operating Activities:
Net Income (Loss)                                                                       $ (88,278)         $  9,070
Adjustments to reconcile net income (loss) to net cash from operating activities:
  Loss from discontinued operations                                                       100,005             1,426
  Depreciation and amortization                                                             2,328             2,246
  Noncurrent deferred taxes and other liabilities                                             179               395
  Distributions greater (less) than earnings of joint ventures and affiliates               1,156              (104)
  Cash provided from (used by) changes in components of working capital other than cash, net current assets of discontinued operations and current maturities of
    long-term debt                                                                        (26,884)            2,998
  Other non-cash items, net                                                                   (34)              (76)
                                                                                        --------------    --------------

    NET CASH PROVIDED FROM (USED BY) OPERATING ACTIVITIES                               $ (11,528)        $  15,955
                                                                                        --------------    --------------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment                                          $     492         $     594
  Cash distributions of capital from unconsolidated joint ventures                          1,475             2,565
  Acquisition of property and equipment                                                    (1,222)             (568)
  Capital contributions to unconsolidated joint ventures                                   (9,910)           (1,022)
  Investment in discontinued operations (Note 3)                                           (2,126)           (3,052)
  Investment in other activities                                                             (624)             (195)
                                                                                        --------------    --------------

    NET CASH PROVIDED FROM (USED BY) INVESTING ACTIVITIES                               $ (11,915)        $  (1,678)
                                                                                        --------------    --------------

Cash Flows from Financing Activities:
  Proceeds of long-term debt                                                            $   9,790         $  14,600
  Repayment of long-term debt                                                                (581)           (5,349)
  Common Stock issued                                                                       1,197             2,482
  Treasury Stock issued                                                                       155               151
                                                                                        --------------    --------------

    NET CASH PROVIDED FROM (USED BY) FINANCING ACTIVITIES                               $  10,561         $  11,884
                                                                                        --------------    --------------

Net Increase (Decrease) in Cash                                                         $ (12,882)        $  26,161
Cash at Beginning of Year                                                                  46,507            31,305
                                                                                        --------------    --------------

Cash at End of Period                                                                   $  33,625         $  57,466
                                                                                        ==============    ==============

Supplemental Disclosure of Cash paid during the period for:
  Interest                                                                              $   5,627         $   6,128
                                                                                        ==============    ==============
  Income tax payments                                                                   $     110         $     135
                                                                                        ==============    ==============

Supplemental Disclosures of Non-cash Transactions:
  Dividends paid in shares of Series B Preferred Stock (Note 6)                         $   2,789         $   2,527
                                                                                        ==============    ==============

The accompanying notes are an integral part of these financial statements.

                       PERINI CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)     Basis of Presentation

        The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, except for the presentation of Discontinued Operations and related non-cash provision for estimated loss on disposal of the Company's real estate development business segment as more fully described in Note 3 below, necessary to present fairly the Company's financial position as of September 30, 1999 and December 31, 1998, results of operations for the three month and nine month periods ended September 30, 1999 and 1998 and cash flows for the nine month periods ended September 30, 1999 and 1998. The results of operations for the nine month period ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999 because the Company's results generally consist of a limited number of large transactions in both construction and real estate. Therefore, such results can vary depending on the timing of transactions and the profitability of projects being reported.

 (2)    Significant Accounting Policies

        The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note (1) to such financial statements included in Form 10-K for the year ended December 31, 1998. The Company has made no significant change in these policies during 1999.

(3)     Discontinued Operations

        Effective June 30, 1999, management adopted a plan to withdraw completely from the real estate development business and to wind down the operations of Perini Land and Development Company ("PL&D"), the Company's real estate development subsidiary. Therefore, both historical and current real estate results through September 30, 1999 have been presented as a discontinued operation in accordance with generally accepted accounting principles. Based on the plan, the 1999 nine month results include a $99,311,000 non-cash provision which represents the estimated loss on disposal of this business segment. This non-cash charge reflects the impact of the previously announced disposition of the Rincon Center property located in San Francisco and the reduction in projected future cash flow from the disposition of PL&D's remaining real estate development operations resulting from the change in strategy of holding the properties through the necessary development and stabilization periods to a new strategy of generating short-term liquidity through an accelerated disposition or bulk sale. The estimated loss on disposal of the real estate business segment also includes a provision for shut down costs related to PL&D during the wind down period. No Federal tax benefit was attributable to the estimated loss on disposal of the real estate business segment (see Note 4). Several of the remaining real estate properties now being offered for sale are currently under or are pending a purchase and sale agreement.

        At September 30, 1999 the net assets of discontinued real estate development operations, consisting primarily of real estate properties for sale, have been reclassified as current assets at estimated net realizable value. At December 31, 1998 the net current assets of discontinued real estate development operations consist primarily of certain real estate properties for sale. The net long-term assets of discontinued operations at December 31, 1998 consist primarily of land held
                                       6

                       PERINI CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

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

                                      Three Months Ended                 Nine Months Ended
                                         September 30,                     September 30,
                                  ----------------------------    --------------------------------
                                      1999            1998           1999               1998
                                      ----            ----           ----               ----

        Revenues                     $12,121         $3,556         $21,052           $18,186
                                  ==============    ==========    ============     ===============

        During the third quarter of 1999, PL&D concluded the sale of two properties. The net proceeds of $14.6 million realized from the sale of these two properties was equal to the net proceeds originally anticipated in calculating the estimated loss on disposal of the real estate business segment at June 30, 1999. The loss from operations resulting from the sale of these two properties was approximately equal to the loss from operations originally anticipated in calculating the estimated loss on disposal of the real estate business segment at June 30, 1999.

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

(5)     Per Share Data

        Computations of basic and diluted earnings (loss) per common share amounts are based on the weighted average number of the Company's common shares outstanding during the periods presented. Earnings from Income from Continuing Operations available for common shares are calculated as follows (in thousands, except per share amounts):


                                                                 Three Months Ended              Nine Months Ended
                                                                   September 30,                   September 30,
                                                             ---------------------------    ----------------------------
                                                                1999            1998           1999            1998
                                                             ------------    -----------    ------------    ------------
Income from Continuing Operations                            $   4,601       $   4,352      $ 11,727        $ 10,496
                                                             ------------    -----------    ------------    ------------
Less:
-        Accrued dividends on $21.25 Senior Preferred Stock  $    (531)      $    (531)     $ (1,593)       $ (1,593)
-        Dividends declared on Series B Preferred Stock           (953)           (863)       (2,789)         (2,527)
-        Accretion deduction required to reinstate
      mandatory
     redemption value of Series B Preferred Stock over a
     period of 8-10 years                                          (95)            (93)         (284)           (280)
                                                             ------------    -----------    ------------    ------------

                                                             $  (1,579)      $  (1,487)     $ (4,666)       $ (4,400)
                                                             ------------    -----------    ------------    ------------

Earnings from Income from Continuing Operations available
for Common Stockholders                                      $   3,022       $   2,865      $  7,061        $  6,096
                                                             ============    ===========    ============    ============

Weighted average shares outstanding                              5,680           5,414         5,583           5,289
                                                             ------------    -----------    ------------    ------------

Basic and diluted earnings per Common Share on Income from
Continuing Operations                                        $    0.53       $    0.53      $   1.26        $   1.15
                                                             ============    ===========    ============    ============

                      PERINI CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

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

        As previously disclosed, in conjunction with the covenants of the Company's Revolving Credit Agreement, the Company is required to suspend the payment of quarterly dividends on its $21.25 Preferred Stock ("Senior Preferred Stock") until certain financial criteria are met. Therefore, the dividends on the Senior Preferred Stock have not been declared since 1995 (although they have been fully accrued due to the "cumulative" feature of the Senior Preferred Stock). The aggregate amount of dividends in arrears is approximately $8,500,000 at September 30, 1999 which represents approximately $85.00 per share of Preferred Stock or approximately $8.50 per Depositary Share and is included in "Other Liabilities" (long-term) in the accompanying Consolidated Condensed Balance Sheet. Under the terms of the Preferred Stock, the holders of the Depositary Shares were entitled to elect two additional Directors since dividends had been deferred for more than six quarters and they did so at both the May 14, 1998 and the May 13, 1999 Annual Meetings.

        Quarterly In-kind dividends (based on an annual rate of 10%) were paid on March 15, 1999 on the Series B Preferred Stock to the stockholders of record on March 1, 1999. The dividend was paid in the form of approximately 4,534 additional shares of Series B Preferred Stock valued at $200.00 per share for a total of $906,783. In-kind dividends for the second quarter were paid on June 15, 1999 to stockholders of record on June 1, 1999. The dividend was paid in the form of approximately 4,647 additional shares of Series B Preferred Stock valued at $200.00 per share for a total of $929,453. In-kind dividends for the third quarter were paid on September 15, 1999 to stockholders of record on September 1, 1999. The dividend was paid in the form of approximately 4,763 additional shares of Series B Preferred Stock valued at $200.00 per share for a total of $952,689.

 (7)    Business Segments

        The  following   tables  set  forth  certain  updated  business  segment
        information relating to the Company's operations for the three and nine month periods ended September 30, 1999 and 1998 (in thousands):


Three months ended September 30, 1999
                                      Reportable Segments
                           -------------------------------------------
                                                                                      Consolidated
                           Building        Civil         Totals        Corporate         Totals
                           ----------    ----------    -----------     -----------    ------------
Revenues                   $164,532      $ 80,355      $244,887        $     -        $244,887
Income (Loss) from Ops.    $  4,760      $  4,038      $  8,798        $(2,053)*      $  6,745

Three months ended September 30, 1998
                                    Reportable Segments
                           ---------------------------------------
                                                                                      Consolidated
                           Building        Civil         Totals        Corporate         Totals
                           ----------    ----------    -----------     -----------    ------------
Revenues                   $157,317      $ 90,413      $247,730        $     -        $247,730
Income (Loss) from Ops.    $  2,935      $  5,693      $  8,628        $(1,612)*      $  7,016

                      PERINI CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

Nine months ended September 30, 1999
                                      Reportable Segments
                           -------------------------------------------
                                                                                      Consolidated
                           Building        Civil         Totals        Corporate         Totals
                           ----------    ----------    -----------     -----------    ------------
Revenues                   $549,224      $227,009      $776,233        $     -        $776,233
Income (Loss) from Ops.    $ 14,214      $  9,894      $ 24,108        $(5,473)*      $ 18,635
Assets                     $138,133      $104,270      $242,403        $51,436**      $293,839

Nine months ended September 30, 1998
                                    Reportable Segments
                           ---------------------------------------
                                                                                      Consolidated
                           Building        Civil         Totals        Corporate         Totals
                           ----------    ----------    -----------     -----------    ------------
Revenues                   $502,865      $237,828      $740,693        $   -          $740,693
Income (Loss) from Ops.    $ 12,919      $ 10,718      $ 23,637        $(5,446)*      $ 18,191
Assets                     $111,651      $106,094      $217,745        $173,039**     $390,784

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

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

Discontinued Operations
-----------------------

Effective June 30, 1999, management adopted a plan to withdraw completely from the real estate development business and to wind down the operations of Perini Land and Development Company ("PL&D"), the Company's real estate development subsidiary. Therefore, both historical and current real estate results through September 30, 1999 have been presented as a discontinued operation in accordance with generally accepted accounting principles. Based on the plan, the 1999 nine month results include a $99,311,000 non-cash provision which represents the estimated loss on disposal of this business segment. This non-cash charge reflects the impact of the previously announced disposition of the Rincon Center property located in San Francisco and the reduction in projected future cash flow from the disposition of PL&D's remaining real estate development operations resulting from the change in strategy of holding the properties through the necessary development and stabilization periods to a new strategy of generating short-term liquidity through an accelerated disposition or bulk sale. The estimated loss on disposal of the real estate business segment also includes a provision for shut down costs related to PL&D during the wind down period. No Federal tax benefit was attributable to the estimated loss on disposal of the real estate business segment (see Note 4). On October 12, 1999, the Company and PL&D, the managing partner of Rincon Center Associates ("RCA"), entered into a full and final non-cash settlement regarding its interests in the Rincon Center property. As part of the settlement and in exchange for the transfer of its ownership interest in the RCA property, the Company has exchanged mutual releases with the other RCA general partner, the RCA-related lenders and all other entities formally associated with the RCA property from any claims, lawsuits or other liabilities they may have with respect to each other in connection with the Rincon Center property. This completes a major step in the Company's plan to discontinue its real estate development operations. In addition, during the third quarter of 1999, PL&D concluded the sale of two other properties at prices approximating those originally anticipated in calculating the estimated loss on disposal of the real estate business segment at June 30, 1999. Several of the remaining real estate properties now being offered for sale are currently under or are pending a purchase and sale agreement.

Results of Operations from Continuing Operations
------------------------------------------------

     Comparison of the Third Quarter of 1999 with the Third Quarter of 1998

Overall, revenue from construction operations decreased by $2.8 million (or 1.1%), from $247.7 million in 1998 to $244.9 million in 1999. This decrease was primarily due to a decrease in revenues from civil operations of $10.0 million (or 11.1%), from $90.4 million in 1998 to $80.4 million in 1999 due primarily to the completion of several major transit and infrastructure projects in late 1998 and early 1999. Revenues from building operations increased $7.2 million (or 4.6%), from $157.3 million in 1998 to $164.5 million in 1999 due primarily to the start up of several new projects in both the eastern and western United States.

Overall, income from construction operations (before corporate G&A expenses) increased by $.2 million (or 2.3%), from $8.6 million in 1998 to $8.8 million in 1999. The increase in operating income results from an increase from building operations of $1.9 million (or 65.5%), from $2.9 million in 1998 to $4.8 million in 1999 primarily due to the increase in revenues discussed above and the non-recurring profit write-down recorded in 1998 on a project associated with a business unit which was being phased out. Largely offsetting the increase from building operations was a $1.7 million (or 29.8%) decrease in operating income from civil operations, from $5.7 million in 1998 to $4.0 million in 1999 due primarily to the decrease in revenues referred to above and a lower average margin in the backlog at the beginning of 1999. Corporate G&A increased $.5 million in 1999 due primarily to an increase in legal fees relating to the administration of the Company's revolving credit agreement with its bank group and other

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                   (continued)


corporate matters. As a result, overall income from operations decreased $.3 million (or 4.3%), from $7.0 million in 1998 to $6.7 million in 1999.

Other expense, net, decreased by $.2 million from $.3 million in 1998 to $.1 million in 1999 due primarily to a non-recurring loss on sale of fixed assets recorded in 1998.

The provision for income taxes applicable to Income from Continuing Operations reflects a lower-than-normal tax rate in 1999 and 1998 due to the realization of a portion of the Federal tax benefit not recognized in prior years due to certain accounting limitations. No tax benefit was attributable to Losses from Discontinued Operations in either 1999 or 1998 due to the same accounting limitations

      Comparison of the Nine Months Ended September 30, 1999 With the Nine
                         Months Ended September 30, 1998

Overall, revenue from construction operations increased $35.5 million (or 4.8%), from $740.7 million in 1998 to $776.2 million in 1999. This increase was primarily due to an increase in revenues from building operations of $46.3 million (or 9.2%), from $502.9 million in 1998 to $549.2 million in 1999 due primarily to the start up of several new projects in both the eastern and western United States. Revenues from civil construction operations decreased $10.8 million (or 4.5%), from $237.8 million in 1998 to $227.0 million in 1999 primarily due to the completion of several major mass transit and infrastructure projects in late 1998 and early 1999.

Overall, income from construction operations (before corporate G&A expenses) increased by $.5 million (or 2.1%), from $23.6 million in 1998 to $24.1 million in 1999. The increase in operating income results from an increase from building operations of $1.3 million (or 10.1%), from $12.9 million in 1998 to $14.2 million in 1999 primarily due to the increase in revenues discussed above. Operating income from civil operations decreased $.8 million (or 7.5%), from $10.7 million in 1998 to $9.9 million in 1999 primarily due to the decrease in revenues discussed above. Corporate G&A expenses were $5.5 million in both years.

Other expenses, net, increased by $.3 million, from $.7 million in 1998 to $1.0 million in 1999 as a result of increased bank financing fees.

Interest expense decreased by $.8 million, from $6.2 million in 1998 to $5.4 million in 1999 due in part to a reduction in the average amount borrowed.

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

Financial Condition
-------------------

Working capital increased $15.5 million, from $57.7 million at the end of 1998 to $73.2 million at September 30, 1999. The current ratio increased from 1.29:1 to 1.35:1 during this same period.

During the first nine months of 1999, the Company used $10.5 million from financing activities, primarily additional borrowings under the Company's Revolving Credit Agreement, plus $12.9 million of cash on hand to fund $11.5 million used by operating activities, primarily for changes in working capital, and $11.9 million for investing activities, primarily to fund the working capital needs of construction joint ventures.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                   (continued)




Long-term debt at September 30, 1999 was $72.4 million, a decrease of $3.5 million from December 31, 1998. Effective March 23, 1999, the Company finalized certain changes to its Revolving Credit Agreement with its Bank Group, including extending the Revolving Credit Agreement from January 3, 2000 to January 3, 2001. Other changes to the Revolving Credit Agreement include, among other things, scheduled mandatory reductions to the maximum commitment of $20.0 million in 1999 and $15.0 million in 2000; additional permanent mandatory reductions, as defined, from the net proceeds from real estate sales with the balance payable in 2001; interest rate increases of 3/4 of 1%; and a bank fee of $483,000 payable in two installments in 1999 and 2000. Under the terms of the Revolving Credit Agreement, the Company had $5.2 million available to borrow under its maximum commitment of $86.2 million as of September 30, 1999.

As a result of the net loss recorded in 1999, the Company's stockholders' equity was reduced to a negative $39.8 million. Management is currently continuing to work with its investment bankers in an effort to raise additional capital, restore balance sheet net worth and improve liquidity. Management believes that cash generated from operations, existing credit lines, and sales of real estate should be adequate to meet the Company's funding requirements for at least the next twelve months.

Outlook
-------

o Continuing Construction Operations - The overall construction backlog at September 30, 1999 was $1.503 billion, a 22% increase from the backlog at December 31, 1998. Projects awarded during 1999 and included in the backlog at September 30, 1999 totaled in excess of $880 million, including the previously announced construction management services contract for the $650 million Mohegan Sun Phase II Expansion Project in Uncasville, CT. Approximately 60% of the current backlog relates to building construction projects which generally represent lower risk, lower margin work and approximately 40% of the current backlog relates to heavy construction projects which generally represent higher risk, but correspondingly higher margin work.

o Discontinued Real Estate Operations - As described in detail at the beginning of Page 10 to this Form 10-Q, the Company is proceeding to implement its plan to wind down its discontinued real estate development operations. A major step in the plan was completed on October 12, 1999 whereby the Company entered into a settlement agreement regarding its interest in the Rincon Center property. As part of the settlement and in exchange for the transfer of its ownership interest in the RCA property, the Company has exchanged mutual releases with the other RCA general partners, the RCA-related lenders and all other entities formally associated with the RCA property from any claims, lawsuits or other liabilities they may have with respect to each other in connection with the Rincon Center property. In addition, during the third quarter of 1999, PL&D concluded the sale of two other properties at prices approximating those originally anticipated in calculating the estimated loss on disposal of the real estate business segment at June 30, 1999. Several of the remaining real estate properties now being offered for sale are currently under or are pending a purchase and sale agreement.

o Rebuilding Equity - As a result of the net loss recorded in 1999, the Company's stockholders' equity has been reduced to a negative $39.8 million. Management is continuing to work with its investment bankers in an effort to raise additional capital, restore balance sheet net worth and improve liquidity.

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

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                   (continued)


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

        The Year 2000 Plan includes the following phases: (1) potential problem identification, (2) resource commitment, (3) inventory, (4) assessment,
        (5)  prioritization,  (6)  remediation  and  (7)  testing.  The  Company completed the problem identification, resource commitment and prioritization phases during 1998, the inventory phase during the first quarter of 1999, and the "assessment", "testing", and "remediation" phases as of September 30, 1999. As a result of completing its Year 2000 Plan the Company believes its internal financial and operating systems are compliant. The Company currently estimates that costs related to implementation of the Year 2000 Plan, over and above the cost of the new financial systems referred to above, were approximately $0.4 million which were expensed as incurred.

        The  Company,   as  a  general   contractor,   generally   provides  its
        construction services in accordance with detailed contracts and specifications provided by its clients. In addition to addressing its own computer applications, facilities, and construction equipment, the Plan includes communication with critical third parties. In light of a relatively weak response to these inquiries, the Company has defined its most reasonably likely worst case scenario at this time to include last minute inquiries and requests for assistance in determining Year 2000 compliance by some limited number of clients or other third parties who have not properly prepared for this event. The Company currently plans to have in place by December 1, 1999 a Year 2000 Urgent Response Team defined and available to respond to last minute Year 2000 issues raised by clients or others, in a timely, proactive and cost effective manner.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                   (continued)


Forward-looking Statements
--------------------------

The statements contained in this Management's Discussion and Analysis of the Consolidated Condensed Financial Statements, including "Outlook", and other sections of this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements involve a number of risks, uncertainties or other factors that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules; the outcomes of pending or future litigation, arbitration or other dispute
resolution  proceedings;   changes  in  federal  and  state  appropriations  for
infrastructure projects; possible changes or developments in worldwide or domestic, social, economic, business, industry, market and regulatory conditions or circumstances; and actions taken or omitted to be taken by third parties including the Company's customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials. In addition, forward-looking statements regarding the year 2000 issue carry risk factors which include, without limitation, the availability and cost of personnel trained in these areas; the ability to locate and correct all relevant computer codes; changes in consulting fees and costs to remediate or replace hardware and software; changes in non-incremental costs resulting from redeployment of internal resources; timely responses to and corrections by third parties such as significant customers and suppliers; and similar uncertainties.

            QUANTITATIVE AND QUALITATIVE DISLOSURES ABOUT MARKET RISK

There has been no material change in the Company's exposure to market risk since December 31, 1998.

Part II. - Other Information

Item 1. - Legal Proceedings - None

Item 2. - Changes in Securities

(a)     None

(b)     None

(c)     None

Item 3. - Defaults Upon Senior Securities

(a)     None

(b) In accordance with the provisions of the 1995 Amended Revolving Credit Agreement and the Credit Agreement which became effective on January 17, 1997, the Company suspended payment of quarterly dividends on its $21.25 Convertible Exchangeable Preferred Stock ("Senior Preferred Stock") commencing with the dividend that normally would have been declared during December 1995 through the dividend that would normally have been declared during September 1999 for a total arrearage of $85.00 per share (or $8.50 per depositary share) which aggregates approximately
        $8,500,000 to date. While these dividends have not been declared or paid, they have been fully accrued in accordance with the "cumulative" feature of the stock.

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


                        10.25 Amendment No. 8 as of July 19, 1999 to the Amended and Restated Credit Agreement dated as of January 17, 1997 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as

                                Agent,  and Fleet  National  Bank, as Co-Agent -
                                Exhibit 10.25 to Perini Corporation's Form 10-Q for the fiscal quarter ended June 30, 1999 filed on August 13, 1999.

                        10.26 Amendment No. 9 as of October 1, 1999 to the Amended and Restated Credit Agreement dated as of January 17, 1997 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank, as Co-Agent - filed herewith.

                        10.27 Amendment No. 10 as of October 19, 1999 to the Amended and Restated Credit Agreement dated as of January 17, 1997 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank, as Co-Agent - filed herewith.

(b)     Reports on Form 8-K

                A Form 8-K was filed on July 15, 1999 and reported on the "Commencement of Rincon Foreclosure" in "Item 5. Other Events" in said Form 8-K.

                A Form 8-K was filed on July 28, 1999 and reported on the "Receipt of Waiver from Bank Group" in "Item 5. Other Events" in said Form 8-K.

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                Perini Corporation
                                Registrant


Date: November 12, 1999         /s/ Robert Band
                                -----------------------------------------------
                                Robert Band, President, Chief Executive Officer
                                  and Chief Financial Officer


Date: November 12, 1999         /s/ Michael E. Ciskey
                                -----------------------------------------------
                                Michael E. Ciskey, Vice President and Controller