Form 10-K
period 1999-12-31
PERINI CORP
filed 2000-03-15
CIK 77543

FORM 10-K
Securities and Exchange Commission                    Commission File No. 1-6314
Washington, DC  20549

(Mark One)

[X]     Annual Report  Pursuant to Section 13 or 15(d) of the  Securities Act of
        1934.

For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of voting Common Stock held by nonaffiliates of the registrant is $19,938,000 as of February 28, 2000. The Company does not have any non-voting Common Stock.

The number of shares of Common Stock, $1.00 par value per share, outstanding at February 28, 2000 is 5,682,287.

Documents Incorporated by Reference

Portions of the annual proxy statement for the year ended December 31, 1999 are incorporated by reference into Part III.




                               PERINI CORPORATION

                             INDEX TO ANNUAL REPORT

                                  ON FORM 10-K



                                                                                                            PAGE
                                                                                                            ----
PART I
------

Item 1:                 Business                                                                            2 - 9

Item 2:                 Properties                                                                          9

Item 3:                 Legal Proceedings                                                                   10

Item 4:                 Submission of Matters to a Vote of Security Holders                                 10

PART II
-------

Item 5:                 Market for the Registrant's Common Stock and Related Stockholder Matters            11

Item 6:                 Selected Financial Data                                                             12

Item 7:                 Management's Discussion and Analysis of Financial Condition and Result of
                        Operations                                                                          13 - 19

Item 7A:                Quantative and Qualitative Disclosure About Market Risk                             19

Item 8:                 Financial Statements and Supplementary Data                                         20

Item 9:                 Disagreements on Accounting and Financial Disclosure                                20

PART III
--------

Item 10:                Directors and Executive Officers of the Registrant                                  21

Item 11:                Executive Compensation                                                              22

Item 12:                Security Ownership of Certain Beneficial Owners and Management                      22

Item 13:                Certain Relationships and Related Transactions                                      22

PART IV
-------

Item 14:                Exhibits, Financial Statement Schedules and Reports on Form 8-K                     23

Signatures                                                                                                  24

                                       1

                                     PART I.


ITEM 1.   BUSINESS
------------------

General
-------

        Perini Corporation and its subsidiaries (the "Company" unless the context indicates otherwise) is engaged in the construction business. The Company was incorporated in 1918 as a successor to businesses which had been engaged in providing construction services since 1894. The Company currently provides general contracting, construction management and design-build services to private clients and public agencies throughout the United States and selected overseas locations. The Company's construction business involves two basic segments: building and civil.

        The Company was also engaged in the real estate development business which was conducted by Perini Land & Development Company, a wholly-owned subsidiary. As discussed in Note 2 of Notes to Consolidated Financial Statements, effective June 30, 1999 the Company adopted a plan to withdraw completely from the real estate development business and to wind down the operations of the Company's real estate development subsidiary.

        Because the Company's results consist, in part, of a limited number of large transactions, results in any given fiscal quarter can vary depending on the timing of transactions and the profitability of the projects being reported. As a consequence, quarterly results may reflect such variations.

        Information on lines of business and foreign business is included under the following captions of this Annual Report on Form 10-K for the year ended December 31, 1999.



                                                                                                    Annual Report On
                                                                                                       Form 10-K
                                             Caption                                                  Page Number
                                             -------                                                  -----------

Selected Consolidated Financial Information                                                        Page 12

Management's Discussion and Analysis                                                               Pages 13 - 19

Note 13 of Notes to the Consolidated Financial Statements, entitled Business Segments              Pages 49 - 50


        While the "Selected Consolidated Financial Information" presents certain lines of business information for purposes of consistency of presentation for the five years ended December 31, 1999, additional information (business segment) required by Statement of Financial Accounting Standards No. 131, "Disclosures About Segements of an Enterprise and Related Information", for the three years ended December 31, 1999 is included in Note 13 to the Consolidated Financial Statements.

        A summary of revenues by business segment for the three years ended December 31, 1999 is as follows (in thousands):


                                                                     Revenues For Year Ended December 31,
                                                             ------------------------------------------------------
                                                                 1999               1998                1997
                                                                 ----               ----                ----

          Construction:
             Building                                         $  696,407        $  679,296        $  888,809
             Civil                                               323,077           332,026           387,224
                                                             ------------       ------------      -------------
               Total Construction Revenues                   $ 1,019,484        $ 1,011,322       $ 1,276,033
                                                             ============       ============      =============

Construction
------------

        The general building and civil contracting services provided by the Company consist of planning and scheduling the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract. The Company provides these services using the traditional general contracting method as well as under construction management or design-build contracting arrangements. The Company was engaged in over 100 construction projects in the United States and overseas during 1999.

        The building operation provides its services through regional offices located in several metropolitan areas: Boston and Atlantic City, serving New England and the Mid-Atlantic area; Phoenix and Las Vegas, serving Arizona, Nevada and California; and Detroit, serving the Midwest area. The Company's building contracting services are provided by Perini Building Company, Inc., a wholly-owned subsidiary. This company combines substantial resources and expertise to better serve clients within the building construction market and enhances Perini's name recognition in this market. The Company undertakes a broad range of building construction projects including hotels, casinos, health care facilities, correctional facilities, sports complexes, residential, commercial, civic, cultural and educational facilities.

        The civil operation undertakes large public civil projects in the East, with current emphasis on major metropolitan areas such as Boston and New York City and selectively, in other geographic locations. The civil operation performs construction and rehabilitation of highways, bridges subways, tunnels, dams, airports, marine projects and waste water treatment facilities. The Company has been active in civil operations since 1894 and believes that it has particular expertise in large and complex projects. The Company believes that infrastructure rehabilitation is, and will continue to be, a significant market in 2000 and beyond.

        Perini Management Services, Inc. (formerly Perini International Corporation), a wholly-owned subsidiary, provides a broad range of both civil and building construction services to U.S. government agencies in the U.S. and selected overseas locations, funded primarily in U.S. dollars. In selected situations, it pursues other work internationally.

                              Construction Strategy
                              ---------------------

        The Company's current strategy is to concentrate on the civil construction market in the East and specialized niche building construction markets throughout the United States, with the goal in both markets to continue to improve profit margins. The Company believes the best opportunities for growth in the coming years for its civil construction business are in the urban infrastructure market, particularly in Boston and metropolitan New York and other major cities where it has a significant presence, and in other large, complex projects. The Company's strategy in building construction is to take advantage of certain market niches, and to expand into new markets compatible with its expertise. Internally, the Company plans to continue to improve efficiency through strict attention to the control of overhead expenses. Finally, the Company continues to expand its expertise to assist public owners to develop necessary facilities through creative alternative project delivery methods, including public/private ventures, design-build and design-build-operate-maintain ("DBOM") arrangements.

        During 1996, the Company also adopted a plan to enhance the profitability of its construction operations by emphasizing gross margin and bottom line improvement ahead of top line revenue growth. This plan called for the Company to focus its financial and human resources on construction operations which are consistently profitable and to de-emphasize marginal business units. During 1997, the Company closed or downsized and refocused four business units and combined its two remaining civil construction entities (U.S. Heavy and Metropolitan New York divisions) under a consolidated management structure named "Perini Civil". During 1998 and 1999, the Company has continued to implement these plans.

                                     Backlog
                                     -------

        The Company includes a construction project in its backlog at such times as a contract is awarded or a firm letter of commitment is obtained. As a result, the backlog figures are firm, subject only to the cancellation provisions contained in the various contracts.

        As of December 31, 1999, the Company has a record construction backlog of $1.66 billion compared to backlogs of $1.23 billion and $1.31 billion as of December 31, 1998 and 1997, respectively. The backlog is summarized below by geographic area and also by business segment:

                                                               Backlog (in thousands) as of December 31,
                                           -----------------------------------------------------------------------------------
                                                     1999                        1998                          1997
                                           -------------------------    -----------------------      -------------------------

Northeast                                  $ 1,089,234          66%       $ 682,774        55%           $ 574,779        44%

Mid-Atlantic                                    45,084            3          45,417          4              97,212          7

Southeast                                      210,395           12          35,801          3              46,629          4

Midwest                                        144,895            9          92,928          8              26,130          2

Southwest                                       44,994            3         294,931         24             481,068         37

West                                             1,264            -          26,843          2              28,707          2

Foreign                                        122,211            7          53,562          4              54,929          4
                                           ------------     --------    ------------    -------      --------------    -------

Total                                      $ 1,658,077          100%    $ 1,232,256        100%        $ 1,309,454        100%
                                           ============     ========    ============    =======      ==============    =======

        Backlog in the Northeast region of the United States increased substantially during 1999 due to the addition of the construction management services contract for the $650 million Mohegan Sun Phase II Expansion project ("Mohegan Sun Project") and otherwise remains strong because of the Company's ability to meet the needs of the growing infrastructure construction and rehabilitation market in this region, particularly in the metropolitan Boston and New York City areas. The decrease in backlog in the Southwest region is due to the timing in signing new contracts that are being negotiated and the redeployment of some of its resources from that region to the Southeast and Northeast regions, rather than a longer term trend. Other fluctuations in backlog are viewed by management as transitory.

                                                               Backlog (in thousands) as of December 31,
                                           -----------------------------------------------------------------------------------
                                                     1999                        1998                          1997
                                           -------------------------    -----------------------      -------------------------

Building                                   $ 1,114,366          67%       $ 581,776        47%           $ 726,734        55%

Civil                                          543,711          33          650,480        53              582,720        45
                                           ------------     --------    ------------    -------      --------------    -------

Total                                      $ 1,658,077          100%    $ 1,232,256       100%         $ 1,309,454       100%
                                           ============     ========    ============    =======      ==============    =======

        The historical relationship between Building and Civil is somewhat distorted in 1999 due to the impact of the Mohegan Sun Project. If that project was excluded from the backlog at the end of 1999, the remaining backlog would be divided equally between the Company's Building and Civil construction segments.

        The Company estimates that approximately $865 million of its backlog will not be completed in 2000.

                               Types of Contracts
                               ------------------

The four general types of contracts in current use in the construction industry are:

o Fixed price contracts ("FP"), which include fixed unit price contracts, usually transfer more risk to the contractor but offer the opportunity, under favorable circumstances, for greater profits. With the Company's concentration in publicly bid civil construction projects, fixed price contracts continue to represent a significant portion of the backlog.

o Cost plus award fee contracts ("CPAF") which provide greater safety for the contractor from a financial standpoint, but limit profits.

o Guaranteed maximum price contracts ("GMP") which provide for a cost plus fee arrangement up to a maximum agreed price. These contracts place risks on the contractor, but may permit an opportunity for greater profits than cost plus award fee contracts through sharing agreements with the client on any cost savings.

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

        Historically, a high percentage of company contracts have been of the fixed price and GMP type contracts and during 1999, the percentage of construction management contracts increased significantly due to the addition of the Mohegan Sun Project referred to above. Cost plus award fee contracts remain a relatively small percentage of company contracts. A summary of revenues and backlog by type of contract for the most recent three years follows:

        Revenues - Year Ended
             December 31,                                                         Backlog as of December 31,
---------------------------------------                                     ---------------------------------------

   1999          1998          1997                                         1999           1998          1997
   ----          ----          ----                                         ----           ----          ----

    46%            50%           58%    Fixed Price                          38%             68%           53%
    54             50            42     CPAF, GMP or CM                      62              32            47
   ----           ----          ----                                        ----            ----          ----
   100%           100%          100%                                        100%            100%          100%
   ====           ====          ====                                        ====            ====          ====

                                     Clients
                                     -------

        During 1999, the Company was active in the building, civil and to a lesser extent, the international construction markets. The Company performed work for over 50 federal, state and local governmental agencies or authorities and private customers during 1999. Due to the Company's trend toward fewer, but larger contracts, a material part of the Company's business has been dependent on a single or limited number of private customers and/or public agencies in recent years (see Note 13 of Notes to the Consolidated Financial Statements), the loss of any one of which could have a materially adverse effect on the Company. During the period 1997-1999, the portion of construction revenues derived from contracts with various governmental agencies was 40% in 1999, 43% in 1998 and 51% in 1997.

                                                        Revenues by Client Source
                                                        -------------------------
                                                                                        Year Ended December 31,
                                                                                   ----------------------------------
                                                                                    1999         1998         1997
                                                                                    ----         ----         ----

                     Private Owners                                                  60%         57%          49%
                     Federal Governmental Agencies                                    3           2            5
                     State, Local and Foreign Governments                            37          41           46
                                                                                    ----        ----         ----
                                                                                    100%        100%         100%
                                                                                    ====        ====         ====

                                     General
                                     -------

        The construction business is highly competitive. Competition is based primarily on price, reputation for on time completion, quality, reliability and financial strength of the contractor. While the Company experiences a great deal of competition from other large general contractors, some of which may be larger with greater financial resources than the Company, as well as from a number of smaller local contractors, it believes it has sufficient technical, managerial and financial resources combined with a positive reputation of performance to be competitive in each of its major market areas.

        The Company will endeavor to spread the financial and/or operational risk, as it has from time to time in the past, by participating in construction joint ventures, both in a majority and in a minority position, for the purpose of bidding and if awarded, performing on projects. These joint ventures are generally based on a standard joint venture agreement whereby each of the joint venture participants is usually committed to supply a predetermined percentage of capital, as required, and to share in the same predetermined percentage of income or loss of the project on a joint and several basis. Although joint ventures tend to spread the risk of loss, the Company's initial obligations to the venture may increase if one of the other participants is financially unable to bear its portion of cost and expenses. For further information regarding certain joint ventures, see Note 3 of Notes to Consolidated Financial Statements.

        While the Company's construction business may experience some adverse consequences if shortages develop or if prices for materials, labor or equipment increase excessively, provisions in certain types of contracts often shift all or a major portion of any adverse impact to the customer. On fixed price type contracts, the Company attempts to insulate itself from the unfavorable effects of inflation by incorporating escalating wage and price assumptions, where appropriate, into its construction bids. Construction and other materials used in the Company's construction activities are generally available locally from multiple sources and have been in adequate supply during recent years. Construction work in selected overseas areas primarily employs expatriate and local labor which can usually be obtained as required. The Company does not anticipate any significant impact in 2000 from material and/or labor shortages or price increases.

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

        The Company has minimal exposure to environmental liability as a result of the activities of Perini Environmental Services, Inc. ("Perini Environmental"), a wholly-owned subsidiary of the Company that was phased out during 1997. Perini Environmental provided hazardous waste engineering and construction services to both private clients and public agencies nationwide. Perini Environmental was responsible for compliance with applicable laws in connection with its clean up activities and bore the risk associated with handling such materials. In addition to strict procedural guidelines for conduct of this work, the Company and Perini Environmental generally carried insurance or received satisfactory indemnification from customers to cover the risks associated with this business. The Company also owns real estate in four states and as an owner, is subject to laws governing environmental responsibility and liability based on ownership. The Company is not aware of any environmental liability associated with its ownership of real estate property.

        The Company has been subjected to a number of claims from former employees of subcontractors regarding exposure to asbestos on the Company's projects. None of the claims have been material. The Company also operates construction machinery in its business and will, depending on the project or the ease of access to fuel for such machinery, install fuel tanks for use on site. Such tanks run the risk of leaking hazardous fluids into the environment. The Company, however, is not aware of any emissions associated with such tanks or of any other significant environmental liability associated with its construction operations or any of its corporate activities.

        Progress on projects in certain areas may be delayed by weather conditions depending on the type of project, stage of completion and severity of the weather. Such delays, if they occur, may result in more volatile quarterly operating results due to less progress than anticipated being achieved on projects.

        In the normal course of business, the Company periodically evaluates its existing construction markets and seeks to identify any growing markets where it feels it has the expertise and management capability to successfully compete or withdraw from markets which are no longer economically attractive, which it did during 1997 as discussed above.

Real Estate
-----------

        The Company's real estate development operations were conducted by Perini Land & Development Company ("PL&D"), a wholly-owned subsidiary, which had real estate development projects in Arizona, California, Florida, Georgia and Massachusetts at the beginning of 1999. Effective June 30, 1999, management adopted a plan to withdraw completely from the real estate development business and to wind down the operations of PL&D. Therefore, both historical and current real estate results have been presented in the Company's financial statements as discontinued operations in accordance with generally accepted accounting principles. Based on the plan, the 1999 results include a $99.3 million non-cash provision which represents the estimated loss on disposal of this business segment. This non-cash charge reflects the impact of the disposition of the Rincon Center property located in San Francisco and the reduction in projected future cash flow from the disposition of PL&D's remaining real estate development operations resulting from the change in strategy of holding the properties through the necessary development and stabilization periods to a new strategy of generating short-term liquidity through an accelerated disposition or bulk sale.

                             Real Estate Properties
                             ----------------------

        The following is a description of the Company's major development projects and properties by geographic area:

                                     Florida

        West Palm Beach and Palm Beach County - At Metrocentre, a 51-acre commercial/office park at the intersection of Interstate 95 and 45th Street in West Palm Beach, the last 5 acres of land were sold in 1999.

                                  Massachusetts

        Perini Land & Development or Paramount Development Associates, Inc. ("Paramount"), a wholly-owned subsidiary of PL&D, own the following projects:

        Raynham  Woods  Commerce  Center,  Raynham  - During  the  late  1980's,
Paramount acquired a 409-acre site located in Raynham, Massachusetts and completed infrastructure work on a major portion of the site (330 acres) which was being developed as a mixed-use corporate campus style park known as "Raynham Woods Commerce Center". From 1989 through 1998, Paramount sold an aggregate of 75 acres to various users. During 1999, Paramount sold 10 acres which leaves approximately 150 saleable acres to be sold.

        Easton Business Center, Easton - In 1989, Paramount acquired a 40-acre site in Easton, Massachusetts, which already had been partially developed and completed the development. The site was sold during 1999.

        Wareham - In early 1990, Paramount acquired an 18.9-acre parcel of land at the junction of Routes 495 and 58 in Wareham, Massachusetts. The property is being marketed to both retail and commercial/industrial users. No sales were closed in 1999.

                                    Georgia

        The Villages at Lake Ridge, Clayton County - During 1987, PL&D (49%) entered into a joint venture with 138 Joint Venture Partners to develop a 348-acre planned commercial and residential community in Clayton County called "The Villages at Lake Ridge". Since its acquisition, the joint venture has put in a substantial portion of the infrastructure, all of the recreational amenities, and through 1998 had sold 352 single family lots to builders, along with a 22.3-acre tract designed for 88 lots, a 16-acre parcel for use as an elementary school and developed a 278-unit apartment complex which it later sold to a third party buyer. In 1999 the joint venture sold the remaining lots and commercial tracts except for a single family tract of 28 acres and a 22 acre apartment tract, both of which are under contract to be sold in 2000.

                                   California

        Rincon Center, San Francisco - Major construction on this mixed-use project in downtown San Francisco was completed in 1989 for Rincon Center Associates, a joint venture in which PL&D held a 46% interest and was the managing general partner. The project, known as "Rincon Center" consisted of 320 residential units, approximately 423,000 square feet of office space, 63,000 square feet of retail space, and a 700-space parking garage. Following its completion in 1988, Phase I of the project was sold and leased backed under a master lease by the developing partnership. Loans on the project aggregating $48.3 million matured in 1998 and were not refinanced pending certain debt restructuring negotiations that continued into the third quarter of 1999. As part of the Rincon Center Phase I sale and operating lease-back transaction, the lease provided that if an additional financial commitment to replace at least $33 million of long-term financing relating to Phase I had not been arranged by January 1, 1998, the lessee would have been deemed to have made an offer to purchase the property for a stipulated amount of approximately $18.8 million in excess of the then outstanding debt. An arrangement had been made to delay this event to allow the parties to finalize the financial restructuring referred to above and to eventually cancel this requirement as part of the terms to the various restructuring agreements.

        The restructuring negotiations terminated during the third quarter of 1999. Subsequently, the Company and PL&D, the managing general partner in the project, entered into a full and final non-cash settlement regarding its interest in the property. As part of the settlement and in exchange for the transfer of its ownership interest in the property, the Company has exchanged mutual releases with the other general partner, the project-related lenders, the lessor on Phase I and all other entities formally associated with the property from any claims, lawsuits or other liabilities they might have had with respect to each other in connection with the property.

                                     Arizona

        Perini Central Limited Partnership, Phoenix - In 1985, PL&D (75%) entered into a joint venture with the Central United Methodist Church to master plan and develop approximately 4.4 acres of the church's property in midtown Phoenix. In 1990, the project was successfully rezoned to permit development of 580,000 square feet of office, 37,000 square feet of retail and 162 luxury apartments. During 1999, the Company continued to look for a prospective buyer.

        Grove at Black Canyon, Phoenix - The project consists of an office park complex on a 30-acre site located off of Black Canyon Freeway, a major Phoenix artery, approximately 20 minutes from downtown Phoenix. When complete, the project could include approximately 650,000 square feet of office, hotel, restaurant and/or retail space. In 1987, a 150,000-square foot office building was completed within the park and substantially leased up immediately, with approximately half of the building leased to a major area utility company. Land sales since that time have aggregated approximately 12 acres and during 1999, the office building was sold. At December 31, 1999, the remaining 6 acres are under contract to be sold in 2000.

        Sabino Springs Country Club, Tucson - During 1990, the Tucson Board of Supervisors unanimously approved a plan for this 410-acre residential golf course community close to the foothills on the east side of Tucson. In 1991, that approval, which had been challenged, was affirmed by the Arizona Supreme
Court. When fully developed, the project will consist of 496 single-family homes. In 1993, PL&D recorded the master plat on the project and sold a major portion of the property to an international real estate company. An 18-hole Robert Trent Jones, Jr. designed championship golf course and clubhouse were completed within the project in 1995. In 1998, PL&D settled a lawsuit with the prior purchaser of the major portion of the property which required PL&D to complete a certain portion of the infrastructure by the end of the Year 2000. During 1999, PL&D commenced the required infrastructure development which must be completed before PL&D can sell the 33 estate lots it still retains.

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

Employees
---------

        The total number of personnel employed by the Company is subject to seasonal fluctuations, the volume of construction in progress and the relative amount of work performed by subcontractors. During 1999, the maximum number of employees was approximately 2,750 and the minimum was approximately 1,500.

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

ITEM 2.  PROPERTIES
-------  ----------

        Properties   applicable  to  the  Company's   real  estate   development
activities are described in detail by geographic area in Item 1. Business on pages 7 and 8. All other properties used in operations are summarized below:

                                        Owned or          Approximate        Approximate Square
Principal Offices                   Leased by Perini         Acres          Feet of Office Space
-----------------                   ----------------      -----------       --------------------
Framingham, MA                            Owned                9                      100,000

Phoenix, AZ                               Leased               -                       22,700

Hawthorne, NY                             Leased               -                       12,500

Atlantic City, NJ                         Leased               -                          900

Las Vegas, NV                             Leased               -                        2,900

Chicago, IL                               Leased               -                        1,600

Detroit, MI                               Leased                -                       2,800
                                                               ---                    -------
                                                                9                     143,400
                                                               ===                    =======

                                         Owned or         Approximate
Principal Permanent Storage Yards     Leased by Perini       Acres
---------------------------------     ----------------    -----------

Bow, NH                                   Owned                70

Framingham, MA                            Owned                 6

Las Vegas, NV                             Leased                2
                                                               ---
                                                               78
                                                               ===

        The Company's properties are well maintained, in good condition, adequate and suitable for the Company's purpose and fully utilized.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

        As previously reported, the Company is a party to an action entitled Mergentime Corporation et. al. v. Washington Metropolitan Area Transit Authority ("WMATA") v. Insurance Company of North America (Civil Action No. 89-1055) in the U.S. District Court for the District of Columbia. The action involves WMATA's termination of the general contractor, a joint venture in which the Company was a minority partner, on two contracts to construct a portion of the Washington, D.C. subway system, and certain claims by the joint venture against WMATA for claimed delays and extra work.

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

        At the direction of the successor judge presiding over the action, during the third quarter of 1995, the parties submitted briefs on the issue of WMATA's liability on the joint venture's claims for delays and for extra work. As a result of that process, the Company established a reserve with respect to the litigation.

        In July 1997, the remaining issues were ruled on by the successor judge, who awarded approximately $4.3 million to the joint venture, thereby reducing the net amount payable to approximately $12.2 million. The joint venture appealed the decision. As a result of the decision, there was no immediate impact on the Company's Statement of Operations because of the reserve provided in prior years.

        On February 16, 1999, the U.S. Court of Appeals for the District of Columbia vacated the April 1995 and July 1997 Orders and remanded the case back to the successor judge with instructions for the successor judge to consider certain post-trial motions to the same extent an original judge would have, and to make findings and conclusions regarding the unresolved issues, giving appropriate consideration to whether or not witnesses must be recalled. During
1999, a new successor judge was appointed. Based on the suggestions of the successor judge, the parties have agreed to participate in non-binding mediation. If the parties do not agree to a settlement based on the mediation process or otherwise, a final judgment will be entered by the District Court upon the completion of these Appeals Court-directed procedures. The actual funding of net damages, if any, will be deferred until the litigation process is complete.

        In the ordinary course of its construction business, the Company is engaged in other lawsuits, and arbitration and alternative dispute resolution ("ADR") proceedings. The Company believes that such other lawsuits and proceedings are usually unavoidable in major construction operations and that their resolution will not materially affect its results of future operations and financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

        None.

                                    PART II.
                                    --------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
------- ------------------------------------------------------------------------

        The Company's Common Stock is traded on the American Stock Exchange under the symbol "PCR". The quarterly market price ranges (high-low) for 1999 and 1998 are summarized below:


                                                      1999                         1998
                                              --------------------         -------------------
                                               High          Low            High        Low
                                              --------      ------         -------    --------
Market Price Range per Common Share:
Quarter Ended
    March 31                                    7 1/2  -    4 3/8           9 1/8  -    7 3/8
    June 30                                     5 7/8  -    4 1/2          11 1/4  -    7 7/8
    September 30                               6 3/16  -    2 5/8           8 1/2  -        6
    December 31                                 4 3/4  -    3 1/4               7  -    4 1/4


        For  information on dividend  payments,  see Selected  Financial Data in
Item 6 below and "Dividends" under Management's Discussion and Analysis in Item 7 below.

        As of February 28, 2000, there were approximately 1,086 record holders of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

Selected Consolidated Financial Information
(In thousands, except per share data)
                                          1999             1998              1997             1996              1995
                                      -------------    --------------    -------------    --------------    -------------
OPERATING SUMMARY

CONTINUING OPERATIONS:
Revenues:
    Building                            $  696,407        $  679,296       $  888,809        $  834,888       $  748,412
    Civil                                  323,077           332,026          387,224           389,540          308,261
                                      -------------    --------------    -------------    --------------    -------------
    Total                               $1,019,484        $1,011,322       $1,276,033        $1,224,428       $1,056,673
                                      =============    ==============    =============    ==============    =============
Cost of Operations                      $  969,015        $  957,651       $1,225,814        $1,168,997       $1,040,805
                                      -------------    --------------    -------------    --------------    -------------
Gross Profit                            $   50,469        $   53,671       $   50,219        $   55,431       $   15,868
G&A Expense                                 26,635            27,397           29,715           32,385           35,441
                                      -------------    --------------    -------------    --------------    -------------
Income (Loss) From Operations           $   23,834        $   26,274       $   20,504        $   23,046       $ (19,573)
Other (Income) Expense, Net                    (72)              652            1,695               665            (697)
Interest Expense                             7,128             8,473            9,910             9,397            8,159

Income (Loss) From Continuing
  Operations Before Income Taxes        $   16,778        $   17,149       $    8,899        $   12,984       $ (27,035)

Provision (Credit) for Income Taxes     $      421        $    1,100       $      950        $      830       $  (1,351)
                                      -------------    --------------    -------------    --------------    -------------
Income (Loss) From Continuing
  Operations                            $   16,357        $   16,049       $    7,949        $   12,154       $ (25,684)
                                      -------------    --------------    -------------    --------------    -------------
DISCONTINUED OPERATIONS:
Loss From Operations                    $     (694)       $   (4,397)      $   (2,577)       $  (82,757)      $  (1,901)
Estimated Loss on Disposal of
  Real Estate Business Segment             (99,311)              -                -                 -               -
                                      -------------    --------------    -------------    --------------    -------------
Loss From Discontinued Operations       $ (100,005)       $   (4,397)      $   (2,577)      $   (82,757)      $  (1,901)
                                      -------------    --------------    -------------    --------------    -------------

Net Income (Loss)                       $  (83,648)       $   11,652       $    5,372       $   (70,603)      $  (27,585)
                                      =============    ==============    =============    ==============    =============
Per Share of Common Stock:
Basic and Diluted Earnings (Loss):
    Income (Loss)  From Continuing
     Operations                         $     1.80        $     1.91       $     0.52        $     2.08       $    (5.97)
    Loss From Discontinued Operations         (.12)            (0.83)           (0.51)           (17.21)           (0.41)
    Estimated Loss on Disposal              (17.72)             -                -                 -                -
                                      -------------    --------------    -------------    --------------    -------------
        Total                           $   (16.04)       $     1.08       $     0.01        $   (15.13)      $    (6.38)
                                      =============    ==============    =============    ==============    =============
Cash Dividends Declared                 $     -           $     -          $     -           $     -          $      -
                                      -------------    --------------    -------------    --------------    -------------
Book Value                              $   (11.31)       $     4.17       $     2.44        $     2.14       $    17.06
                                      -------------    --------------    -------------    --------------    -------------
Weighted Average Common Shares
Outstanding                                  5,606             5,318            5,059             4,808            4,655
                                      -------------    --------------    -------------    --------------    -------------

FINANCIAL POSITION SUMMARY
Working Capital                         $   48,430        $   57,665       $   76,752        $   56,744       $   36,545
                                      -------------    --------------    -------------    --------------    -------------

Current Ratio                               1.23:1            1.29:1           1.34:1            1.19:1           1.13:1
                                      -------------    --------------    -------------    --------------    -------------

Long-term Debt, less current            $   41,091        $   75,857       $   84,576        $   92,606       $   80,495
maturities                            -------------    --------------    -------------    --------------    -------------

Stockholders' Equity (Deficit)          $  (36,618)       $   50,558       $   40,900        $   35,558       $  105,606
                                      -------------    --------------    -------------    --------------    -------------

Ratio of Long-term Debt to Equity             n.a.            1.50:1           2.07:1            2.60:1           0.76:1
                                      -------------    --------------    -------------    --------------    -------------

Total Assets                            $  275,488        $  375,466       $  407,288        $  451,619       $  525,259
                                      -------------    --------------    -------------    --------------    -------------

OTHER DATA
Backlog at Year End                     $1,658,077        $1,232,256       $1,309,454        $1,517,700       $1,534,522
                                      -------------    --------------    -------------    --------------    -------------

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Results of Operations -
1999 Compared to 1998

Continuing Operations
---------------------

The Company's continuing construction operations produced income of $16.4 million (or $1.80 per Common Share) in 1999 compared to income of $16.0 million (or $1.91 per Common Share) in 1998. Overall, the 1999 results from continuing operations include strong profit contributions from both the building and civil construction segments as well as lower interest expense.

Revenues from continuing construction operations increased $8.2 million (or 0.8%) from $1,011.3 million in 1998 to $1,019.5 million in 1999. This increase was due primarily to an increase in building construction revenues of $17.1 million (or 2.5%) from $679.3 million in 1998 to $ 696.4 million in 1999, which more than offset a decrease in revenues from civil construction operations of $8.9 million (or 2.7%) from $332.0 million in 1998 to $323.1 million in 1999. The increase in revenues from building construction operations was due primarily to the start up of several new projects in the East. The slight decrease in revenues from civil construction operations was due primarily to the completion of several major mass transit and infrastructure projects in late 1998 and early 1999.

Overall, gross profit decreased $3.2 million (or 6.0%) from $53.7 million in 1998 to $50.5 million in 1999, due to decreases in gross profit from both building and civil construction operations. Despite the increase in revenues noted above, gross profit from building construction operations decreased $1.7 million (or 5.5%) from $30.7 million in 1998 to $29.0 million in 1999 due primarily to additional losses attributable to the phasing out of a building construction division in the Midwest. Gross profit from civil construction operations decreased $1.5 million (or 6.5%) from $23.0 million in 1998 to $21.5 million in 1999 due primarily to the decrease in revenues noted above.

The decrease in general, administrative and selling expenses of $0.8 million (or 2.9%) from $27.4 million in 1998 to $26.6 million in 1999, resulted primarily from the continued phase out of two construction divisions in the Midwest and ongoing cost reduction programs.

Other income (expense), net improved by $0.7 million from a net expense of $0.6 million in 1998 to a net income of $0.1 million in 1999. This improvement was due to a $1.5 million increase in gain on sale of investments which was partly offset by a $0.8 million increase in bank fees relating to the Company's revolving credit facility.

Interest expense decreased by $1.4 million from $8.5 million in 1998 to $7.1 million in 1999, due primarily to lower average levels of borrowing during 1999.

The lower than normal tax rate for the three year period ended December 31, 1999 is due to the utilization of tax loss carryforwards from prior years. Because of certain accounting limitations, the Company was not able to recognize a portion of the tax benefit related to the operating losses experienced in fiscal 1996 and 1995. As a result of these losses and the loss recognized in 1999, an amount estimated to be approximately $142 million of pretax earnings subsequent to 1999 could benefit from minimal, if any, federal tax charges. The net deferred tax assets reflect management's estimate of the amount that will, more likely than not, be realized (see Note 5 of Notes to Consolidated Financial Statements).

Discontinued Operations
-----------------------

Effective June 30, 1999, management adopted a plan to withdraw completely from the real estate development business and to wind down the operations of Perini Land and Development Company ("PL&D"), the Company's real estate development subsidiary. Therefore, both historical and current real estate results have been presented as a discontinued operation in accordance with generally accepted accounting principles. Based on the plan, the 1999 results include a $99.3 million non-cash provision which represents the estimated loss on disposal of this business segment. This non-cash charge reflects the impact of the disposition of the Rincon Center property located in San Francisco and the reduction in projected future cash flow from the disposition of PL&D's remaining real estate development operations resulting from the change in strategy of holding the properties through the necessary development and stabilization periods to a new strategy of generating short-term liquidity through an accelerated disposition or bulk sale. The estimated loss on disposal of the real estate business segment also includes a provision for shut down costs related to PL&D during the wind down period. No federal tax benefit was attributable to the estimated loss on disposal of the real estate business segment due to certain accounting limitations. During the fourth quarter of 1999, the Company and PL&D, the managing general partner of Rincon Center Associates ("RCA"), entered into a full and final non-cash settlement regarding its interests in the Rincon Center property. As part of the settlement and in exchange for the transfer of its ownership interest in the RCA property, the Company has exchanged mutual releases with the other RCA general partner, the RCA-related lenders and all other entities formally associated with the RCA property from any claims, lawsuits or other liabilities they may have with respect to each other in connection with the RCA property. This completes a major step in the Company's plan to discontinue its real estate development operations. In addition, during the last half of 1999, PL&D concluded the sale of two other properties at prices approximating those originally anticipated in calculating the estimated loss on disposal of the real estate business segment at June 30, 1999. The actual loss from the sale of these two properties and loss on disposition of the RCA property approximated the losses originally estimated as of June 30, 1999. Several of the remaining real estate properties now being offered for sale are currently under or are pending purchase and sale agreements.

Results of Operations -
1998 Compared to 1997

Continuing Operations
---------------------

The Company's continuing construction operations produced income of $16.0 million (or $1.91 per Common Share) in 1998 compared to income of $7.9 million (or $.52 per Common Share) in 1997. This substantially improved performance is attributable to higher margins on the work performed by both the Company's building and civil operating units, primarily from the hotel/casino market in Nevada and from civil infrastructure work in the Northeast and further reductions in general and administrative and interest expense. These improvements more than offset the impact of a decrease in 1998 construction revenues.

Revenues from continuing construction operations decreased $264.7 million (or 21%) from $1,276.0 million in 1997 to $1,011.3 million in 1998. This decrease was due primarily to a decrease in revenues from both building and civil construction operations. Revenues from building operations decreased $209.5 million (or 24%) from $888.8 million in 1997 to $679.3 million in 1998, due primarily to the timing of the start up of new hotel/casino projects in Las Vegas, a decrease in revenues from airport facilities and a sports complex in the West, and a decrease in revenues from correctional facilities projects in the East. Revenues from civil construction operations decreased $55.2 million (or 14%) from $387.2 million in 1997 to $332.0 million in 1998, due primarily to the timing in the start up of new work in the Northeast. The phasing out of two divisions in the Midwest also contributed to the decrease in revenues from both the building and civil operations.

In spite of the overall 21% decrease in total revenues described above, total gross profit actually increased by $3.5 million (or 7%), from $50.2 million in 1997 to $53.7 million in 1998, due primarily to improved margins on both the building and civil construction work performed in 1998.

The decrease in general, administrative and selling expenses of $2.3 million (or 7.7%) from $29.7 million in 1997 to $27.4 million in 1998, resulted primarily from phasing out two construction divisions in the Midwest, efficiencies achieved by combining certain other divisions and continuation of downsizing certain corporate departments.

Other income (expense), net improved by $1.1 million from a net expense of $1.7 million in 1997 to a net expense of $0.6 million in 1998, due to an increase in interest income and a decrease in bank fees.

Interest expense decreased by $1.4 million from $9.9 million in 1997 to $8.5 million in 1998, due primarily to lower average levels of borrowing during 1998.

Financial Condition
-------------------

Cash and Working Capital

During 1999, cash generated from operating activities in the amount of $27.8 million, due primarily to changes in various elements of working capital, was approximately equal to the amount of cash generated from operating activities in 1998 and continued to reflect improvement over recent prior years. The funds generated were used for investing activities ($13.5 million), primarily for funding the working capital needs of certain construction joint ventures, and for financing activities ($2.6 million), primarily to pay down borrowings and to increase cash on hand by $11.7 million.

During 1998, the Company generated $27.8 million in cash from operating activities, due primarily to changes in various elements of working capital. The funds generated were used for investing activities ($2.2 million), primarily for funding the working capital needs of the Company's discontinued real estate operations, and for financing activities ($10.4 million), primarily to pay down borrowings and to increase cash on hand by $15.2 million.

During 1997, the Company generated $11.8 million from investing activities, primarily from net cash distributions from construction joint ventures and the sale of The Resort at Squaw Creek property, and $17.4 million from financing activities, due to the net proceeds received on the sale of Series B Preferred Stock less pay downs of long-term debt. These funds were used for operating activities ($7.6 million) and to increase the cash on hand by $21.6 million.

Effective January 17, 1997, the Company's liquidity and access to future borrowings, as required, during the next few years were significantly enhanced by the issuance of $30 million in Redeemable Series B Cumulative Convertible Preferred Stock (see Note 7 of Notes to Consolidated Financial Statements) and the Amended and Restated Credit Agreement referred to in Note 4 of Notes to Consolidated Financial Statements. The aggregate amount available under its revolving credit agreement increased to $129.5 million at that time, although it has subsequently been reduced and stands at $73.0 million at December 31, 1999. In addition to internally generated funds, at December 31, 1999, the Company has approximately $2.0 million available under its revolving credit facility. The financial covenants to which the Company is subject include minimum levels of working capital, tangible net worth and operating cash flow and certain restrictions on real estate investments and future cash dividends, all as defined in the loan documents. Although the Company would have been in violation of certain of the covenants during 1999, it obtained waivers of such violations. Also, during the last three years, the Company made substantial progress on a strategy adopted at the end of 1996 that called for liquidating certain real estate assets which were written down at that time, resolving several major construction claims and minimizing overhead expenses.

On February 5, 2000, the Company entered into a definitive Securities Purchase Agreement, subject to certain conditions, whereby the new investors have agreed to purchase $40 million of the Company's Common Stock, $1.00 par value. If this transaction is consummated, the Company's liquidity, working capital and access to future borrowings, as required, during the next few years will be significantly enhanced by the "New Equity" and "New Credit Agreement" referred to in Note 15 of Notes to Consolidated Financial Statements.

The working capital current ratio was 1.23:1 at the end of 1999 compared to 1.29:1 at the end of 1998, and 1.34:1 at the end of 1997. Of the total working capital of $48.4 million at the end of 1999, approximately $24 million may not be converted to cash within the next 12 to 18 months.

Long-term Debt

Long-term debt was $41.1 million at the end of 1999, down from $75.9 million in 1998, $84.6 million in 1997 and $92.6 million in 1996. In addition to the $51.5 million reduction in long-term debt during the three year period ended December 31, 1999, the Company paid down all of its $8.1 million of real estate debt on wholly-owned real estate projects, utilizing proceeds from sales of property and general corporate funds. Similarly, real estate joint venture debt of $69.2 million has been reduced to zero during the same three year period.

Stockholders' Equity (Deficit)

As a result of the net loss recorded in 1999, due to the $100 million loss from discontinued real estate operations, the Company's stockholders' equity was reduced to a negative $36.6 million. The Company's book value per Common Share stood at a negative $(11.31) at December 31, 1999, compared to $4.17 per Common Share and $2.44 per Common Share at the end of 1998 and 1997, respectively. The major factors impacting stockholders' equity during the three-year period under review were the net income recorded in 1998 and 1997, the net loss recorded in 1999 and, to a lesser extent, preferred dividends paid in-kind or accrued and stock issued in partial payment of certain expenses.

As mentioned above under "Cash and Working Capital" and in more detail in Note 15 of Notes to Consolidated Financial Statements, the Company recently entered into a definitive Securities Purchase Agreement, subject to certain conditions, whereby the new investors have agreed to purchase $40 million of the Company's common stock. A condition to the Purchase Agreement is that all of the holders of the Company's Series B Preferred Stock, which has a current accreted face amount of approximately $40 million, will convert their securities into Common Stock, $1.00 par value, of the Company at $5.50 per share of common stock. The impact on the Company's Stockholders' Equity (Deficit) will be to increase it by approximately $75 million after estimated expenses related to the transaction (or improving it from a Stockholders' Deficit of $36.6 million at December 31, 1999 to a positive Stockholders' Equity of $38.6 million on a pro forma basis). If the transaction is consummated, shares of Common Stock held by the new investors and the former holders of the Series B Preferred Stock will represent approximately 42.0% and 32.5% of the Company's voting rights, respectively.

At December 31, 1999, there were 1,098 common stockholders of record based on the stockholders list maintained by the Company's transfer agent.

Dividends

There were no cash dividends declared or paid on the Company's outstanding Common Stock during the three years ended December 31, 1999.

During 1995, the Company declared and paid the regular quarterly cash dividends of $5.3125 per share on the Company's Convertible Exchangeable Preferred Shares for an annual total of $21.25 per share (equivalent to quarterly dividends of $.53125 per Depositary Share for an annual total of $2.125 per Depositary
Share). In conjunction with the covenants of the Company's Revolving Credit Agreement (see Note 4 of Notes to Consolidated Financial Statements), the
Company was required to suspend the payment of quarterly dividends on its Preferred Stock. Therefore, the dividend that normally would have been declared during December of 1995 and payable on March 15, 1996, as well as subsequent quarterly dividends through 1999, have not been declared or paid (although they have been fully accrued due to the "cumulative" feature of the Preferred Stock). The current Credit Agreement, approved January 17, 1997, provides that the Company may not pay cash dividends or make other restricted payments unless: (i) the Company is not in default under the Credit Agreement; (ii) commitments under the credit facility have been reduced to less than $75 million; (iii) restricted payments in any quarter, when added to restricted payments made in the prior three quarters, do not exceed fifty percent (50%) of net income from continuing operations for the prior four quarters; and (iv) certain net worth levels (after taking into consideration the amount of the proposed cash dividend or restricted payment and as adjusted for non-cash charges incurred in connection with any disposition or write-down of any real estate investment) are not exceeded and provided that net worth must be at least $60 million.

For purposes of the current Credit Agreement, net worth shall include the net proceeds from the sale of the Series B Preferred Stock to the Investors. In addition, under the terms of the Series B Preferred Stock, the Company may not pay any cash dividends on its Common Stock until after September 1, 2001, and then only to the extent such dividends do not exceed in aggregate more than twenty-five percent (25%) of the Company's consolidated net income available for distribution to Common shareholders (after Preferred dividends). Prior to any such dividends, the Company must have elected and paid cash dividends on the Series B Preferred Stock for the preceding four quarters.

Subject to and concurrent with the closing of the new equity transaction described in Note 15 of Notes to Consolidated Financial Statements, the
Company's Bank Group has agreed in principle to extend and restructure its Revolving Credit

Agreement (the "New Credit Agreement"). Covenants in the New Credit Agreement provide that the Company may not pay cash dividends or make other restricted payments unless: (i) the Company is not in default under the New Credit Agreement; (ii) commitments under the New Credit Agreement have been reduced to less than $41 million; (iii) restricted payments in any quarter, when added to restricted payments made in the prior three quarters, do not exceed fifty percent (50%) of net income from continuing operations for the prior four quarters; and (iv) net worth (after taking into consideration the amount of the proposed cash dividend or restricted payment) is at least equal to the amount shown below:

                                                       Minimum Consolidated
 As of:                                            Adjusted Tangible Net Worth
 ------                                            ---------------------------
                                                          (In millions)

 March 31, 2000                                               $36.3
 June 30, 2000                                                 38.8
 September 30, 2000                                            41.8
 December 31, 2000                                             46.6
 March 31, 2001                                                48.2
 June 30, 2001                                                 51.1
 September 30, 2001                                            55.3
 December 31, 2001                                             60.0
 March 31, 2002                                                61.6
 June 30, 2002                                                 64.7
 September 30, 2002                                            71.1
 December 31, 2002                                             75.1

The aggregate amount of dividends in arrears is approximately $9,030,000 at December 31, 1999, which represents approximately $90.30 per share of Preferred Stock or approximately $9.03 per Depositary Share and is included in "Other Liabilities" (long-term) in the Consolidated Balance Sheet. Under the terms of the Preferred Stock, the holders of the Depositary Shares are entitled to elect two additional Directors when dividends have been deferred for more than six quarters, and they did so at both the May 14, 1998 and the May 13, 1999 Annual Meetings.

The Board of Directors intends to resume payment of dividends when the Company satisfies the terms of the New Credit Agreement, the provisions of the Series B Preferred Stock and the Board deems it prudent to do so.

Outlook

o Continuing Construction Operations - Looking ahead, the overall construction backlog at the end of 1999 was $1.658 billion, up 35% from the 1998 year end backlog of $1.232 billion. This increase primarily reflects the addition of the construction management services contract for the $650 million Mohegan Sun Phase II Expansion project in Uncasville, CT. Approximately 67% of the current backlog relates to building construction projects which generally represent lower risk, lower margin work, and approximately 33% of the current backlog relates to civil construction projects which generally represent higher risk, but correspondingly potentially higher margin work. During 1996, the Company adopted a plan to enhance the profitability of its construction operations by emphasizing gross margin and bottom line improvement ahead of top line revenue growth. This plan called for the Company to focus its financial and human resources on construction operations which are consistently profitable and to de-emphasize marginal business units. Consistent with that Plan, the Company implemented plans to close or downsize and refocus four business units during 1997 and during 1998 and 1999 has continued to implement these plans. The Company believes the outlook for its building and civil construction businesses continues to be promising.

o Discontinued Real Estate Operations - As described in detail on pages 2 and 7, and in Notes 1 and 2 of Notes to Consolidated Financial Statements, the Company is proceeding to implement its plan to wind down its discontinued real estate development operations. A major step in the plan was completed during the fourth quarter of 1999 whereby the Company entered into a settlement agreement regarding its interest in the Rincon Center property. As part of the settlement and in exchange for the transfer of its ownership interest in the RCA property, the Company has exchanged mutual releases with the other RCA general partners, the RCA-related lenders and all other entities formally associated with the RCA property from any claims, lawsuits or other liabilities they may have with respect to each other in connection with the Rincon Center property. In addition, during the last six months of 1999, PL&D concluded the sale of two other properties at prices approximating those originally anticipated in calculating the estimated loss on disposal of the real estate business segment at June 30, 1999. Several of the remaining real estate properties now being offered for sale are currently under or are pending a purchase and sale agreement.

o Rebuilding Equity - As a result of the net loss recorded in 1999, the Company's stockholders' equity has been reduced to a negative $36.6 million. As described in detail in "Stockholders' Equity (Deficit)" on page 16 and in Note 15 of Notes to Consolidated Financial Statements, the Company and an investor group have entered into a definitive Securities Purchase Agreement. Subject to, among other things, shareholder approval and agreement of the holders of Series B Preferred Stock to convert their securities into common stock at $5.50 per share of common stock, the transaction should close in the first or second quarter of 2000 and result in a restoration of balance sheet net worth and improve liquidity and working capital to support the ongoing core construction operations.

o Liquidity - With the receipt of $30 million from the sale of its Redeemable Series B Preferred Stock and the New Credit Agreement both becoming effective on January 17, 1997, the Company's near term liquidity position improved substantially, enabling payments to vendors to generally be made in accordance with normal payment terms. In order to generate cash and reduce the Company's dependence on bank debt to fund the working capital needs of its core construction operations as well as to lower the Company's substantial interest expense and strengthen the balance sheet in the longer term, the Company has discontinued its real estate development business and is in the process of liquidating its real estate portfolio. The Company will continue to actively pursue the favorable conclusion of various unapproved change orders and construction claims; to focus new construction work acquisition efforts on various niche markets and geographic areas where the Company has a proven history of success; to downsize or close operations with marginal prospects for success; to continue to restrict the payment of cash dividends on the Company's $1 par value Common Stock and $2.125 Depositary Convertible Exchangeable Preferred Stock; and to continue to seek ways to control overhead expenses.

o New Equity and New Credit Agreement - As described in Note 15 of Notes to Consolidated Financial Statements, the Transaction would, if consummated, significantly improve the Company's financial condition and liquidity. If the Transaction is not consummated, management's intent would be to renegotiate the terms of its credit facility and continue to pay the in-kind dividend on the Series B Preferred Stock.

        Management believes that cash generated from operations, existing credit lines, additional borrowings and projected sale of certain real estate assets referred to above and timely resolution and payment of various unapproved change orders and construction claims referred to above should be adequate to meet the Company's funding requirements for at least the next twelve months.

o Year 2000 Readiness Disclosures - Since many computers, related software and certain devices with embedded microchips record only the last two digits of a year, they may not have been able to recognize that January 1, 2000 (or subsequent dates) comes after December 31, 1999. This situation could have caused erroneous calculations or system shutdowns, causing problems that could have ranged from merely inconvenient to significant.

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

        During 1998, the Company designated a Year 2000 Project Manager who organized a Year 2000 Team. The Year 2000 Team prepared a Year 2000 Readiness Plan which included the following phases: (1) potential problem identification, (2) resource commitment, (3) inventory, (4) assessment, (5) prioritization, (6) remediation and (7) testing. The Company completed the problem identification, resource commitment and prioritization phases during 1998, the inventory phase during the first quarter of 1999, and the "assessment", "testing", and "remediation" phases as of September 30, 1999. As a result of completing its Year 2000 Plan, as well as the actual commencement of the Year 2000 without any significant computer-related failures or errors experienced or reported to date, the Company believes its internal financial and operating systems are compliant. The Company estimates that costs related to implementation of the Year 2000 Plan, over and above the cost of the new financial systems referred to above, were approximately $0.4 million which were expensed as incurred.

        The  Company,   as  a  general   contractor,   generally   provides  its
        construction services in accordance with detailed contracts and specifications provided by its clients. In addition to addressing its own computer applications, facilities, and construction equipment, the Plan included communication with critical third parties. The Company had in place and continues to maintain a Year 2000 Urgent Response Team defined and available to respond to any Year 2000 issues raised by clients or others, in a timely, proactive and cost effective manner. To date, no significant Year 2000 related issues have been experienced by or reported to the Company.

Forward-looking Statements

The statements contained in this Management's Discussion and Analysis of the Consolidated Financial Statements, including "Outlook", and other sections of this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements involve a number of risks, uncertainties or other factors that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules; the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings; changes in federal and state appropriations for infrastructure projects; possible changes or developments in worldwide or domestic, social, economic, business, industry, market and regulatory conditions or circumstances; and actions taken or omitted by third parties including the Company's customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials. In addition, forward-looking statements regarding the year 2000 issue carry risk factors which include, without limitation, the availability and cost of personnel trained in these areas; the ability to locate and correct all relevant computer codes; changes in consulting fees and costs to remediate or replace hardware and software; changes in non-incremental costs resulting from redeployment of internal resources; timely responses to and corrections by third parties such as significant customers and suppliers; and similar uncertainties.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------  ---------------------------------------------------------

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's revolving credit debt (see Note 4 of Notes to Consolidated Financial Statements) and short-term investment portfolio. As of December 31, 1999, the Company had $68.0 million borrowed under its revolving credit agreement and $54.8 million of short-term investments classified as cash equivalents.

The  Company  borrows  under its bank  revolving  credit  facility  for  general corporate purposes, including working capital requirements and capital expenditures. Borrowings under the bank credit facility bear interest at the applicable LIBOR or base rate, as defined, and therefore, the Company is subject to fluctuations in interest rates. If the average effective 1999 borrowing rate of 8.1% changed by 10% (or 0.81%) during the next twelve months, the impact, based on the Company's ending 1999 revolving debt balance, would be an increase or decrease in net income and cash flow of $550,800.

The Company's short-term investment portfolio consists primarily of highly liquid instruments with maturities of less than one month.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

        The Reports of Independent Public Accountants, Consolidated Financial Statements, and Supplementary Schedules, are set forth on the pages that follow in this Report and are hereby incorporated herein.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------  ----------------------------------------------------

        None.

                                    PART III.
           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           -----------------------------------------------------------

        Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving election of directors in connection with the Annual Meeting of Stockholders to be held on May 25, 2000 (the "Proxy Statement"), which section is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999 pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended.

Listed below are the names, offices held, ages and business experience of all executive officers of the Company.

Name, Offices Held and Age                 Year First Elected to Present Office and Business Experience
--------------------------                 ------------------------------------------------------------
Ronald N. Tutor, Director and              Since May 14, 1999 he serves as a Director and Chairman.  Prior to that,
Chairman - 59                              he served as a Director and Vice Chairman since January 1, 1998 and as a
                                           Director and Acting Chief Operating Officer since January 17, 1997.  He is the Chairman, President and Chief Executive Officer of Tutor-Saliba
                                           Corporation, a California based construction contractor, since prior to
                                           1994 and has actively managed that company since 1966.

Robert Band, Director, President and       He was elected a Director, President and Chief Executive Officer
Chief Executive Officer - 52               effective May 12, 1999.  He has served as Chief Financial Officer since
                                           December 1997.  Prior to that, he served as President of Perini
                                           Management Services, Inc. since January 1996 and as Senior Vice
                                           President, Chief Operating Officer of Perini International Corporation
                                           since April 1995.  Previously, he served as Vice President Construction from July 1993 and in various operating and financial capacities since
                                           1973, including Treasurer from May 1988 to January 1990.

Zohrab B. Marashlian, President, Perini    He was elected to his current position in December 1997, which entails
Civil Construction - 55                    overall responsibility for the Company's civil construction operations.
                                           Prior to that, he served as President of the Company's Metropolitan New
                                           York Division since April 1995 and as Senior Vice President, Operations of the Company's Metropolitan New York Division since January 1994.
                                           Previously, he served in various project management capacities with the
                                           Company since 1985, including Project Manager and Vice President - Area
                                           Manager.  Prior to that, he served in various capacities for the Company on projects in New York and overseas since 1971.

Craig W. Shaw, President, Perini           He was elected to his current position in October 1999, which entails
Building Company - 45                      overall responsibility for the Company's building construction operations.  Prior to that he served as President, Perini Building
                                           Company, Western U.S. Division since April 1995 and Senior Vice
                                           President, Construction for Perini Building Company's Western U.S.
                                           Division  since January 1994 and as Vice President, Construction for
                                           Perini Building Company's Western U.S. Division since 1986.  Previously, he served in various project management capacities with the Company since
                                           1978, including Project Manager from 1979 to 1986.


        The Company's officers are elected on an annual basis at the Board of Directors Meeting immediately following the Stockholders Meeting in May, to hold such offices until the Board of Directors' Meeting following the next Annual Meeting of Stockholders and until their respective successors have been duly appointed or until their tenure has been terminated by the Board of Directors, or otherwise.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

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

                                    PART IV.

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
    ------------------------------------------------------------------------

                       PERINI CORPORATION AND SUBSIDIARIES
                       -----------------------------------

(a)1.   The  following   financial   statements  and   supplementary   financial
        information are filed as part of this report:

                                                                                                       Pages
                                                                                                       -----
          Financial Statements of the Registrant

          Consolidated Balance Sheets as of December 31, 1999 and 1998*                                25 - 26

          Consolidated Statements of Operations for each of the three years ended December 31, 1999,   27
          1998* and 1997*

          Consolidated Statements of Stockholders' Equity (Deficit) for each of the three years        28
          ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Cash Flows for each of the three years ended December 31, 1999,   29 - 30
          1998* and 1997*

          Notes to Consolidated Financial Statements                                                   31 - 52

          Report of Independent Public Accountants                                                     53

          *  As restated to report the Company's real estate development business as a discontinued
              operation (see Notes 1 and 2 of Notes to Consolidated Financial Statements).

(a)2.     The following financial statement schedules are filed as part of this report:
                                                                                                       Pages
                                                                                                       -----
          Report of Independent Public Accountants on Schedules                                        54

          Schedule II - Valuation and Qualifying Accounts and Reserves                                 55

          All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or in the Notes
          thereto.

(a)3.     Exhibits

          The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on  pages 56 through 60.  The Company will furnish a copy of any exhibit not included herewith to any holder of the Company's Common and Preferred Stock upon request.

(b)       During the quarter ended December 31, 1999, the Registrant made the following filings on
          Form 8-K:
                  A Form 8-K was filed on October 15, 1999 and reported on "Perini Completes a Major
                  Step in Previously Announced Real Estate Wind Down Plan" under "Item 5. Other
                  Events" in said Form 8-K.

                  A Form 8-K was filed on November 30, 1999 and reported on "Perini Announces Letter of Intent With Investor Group" under  "Item 5. Other Events" in said Form 8-K.

                                   Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                          Perini Corporation
                                                          (Registrant)

Dated:  March 15, 2000                                    /s/Robert Band
                                                          ----------------------
                                                          Robert Band
                                                          President and CEO

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                                    Title                                  Date
---------                                    -----                                  ----
(i)  Principal Executive Officer
     Robert Band                             President and Chief Executive          March 15, 2000
                                             Officer
/s/Robert Band
--------------------
Robert Band

(ii) Principal Financial Officer
     Robert Band                             President and Chief Executive          March 15, 2000
                                             Officer
/s/Robert Band
--------------------
Robert Band

(iii) Principal Accounting Officer
      Michael E. Ciskey                      Vice President and                     March 15, 2000
                                             Controller
/s/Michael E. Ciskey
--------------------
Michael E. Ciskey

(iv)  Directors

 Ronald N. Tutor                                    )
 Robert Band                                        )
 Richard J. Boushka                                 )
 Arthur I. Caplan                                   )
 Marshall M. Criser                                 )/s/Robert Band
 Frederick Doppelt                                  )--------------------
 Arthur J. Fox, Jr.                                 )Attorney in Fact
 Nancy Hawthorne                                    )Dated:  March 15, 2000
 Michael R. Klein                                   )
 Douglas J. McCarron                                )
 Jane E. Newman                                     )
 David B. Perini                                    )


Consolidated Balance Sheets
December 31, 1999 and 1998 (Restated)

(In thousands, except share data)

Assets
                                                                                             1999            1998
                                                                                         -------------    ------------
CURENT ASSETS:
        Cash, including cash equivalents of $54,759 and $38,175 (Note 1)                     $ 58,193        $ 46,507
        Accounts and notes receivable, including retainage of $20,458 and $30,450              93,785         113,052
        Unbilled work (Note 1)                                                                 14,283          19,585
        Construction joint ventures (Notes 1 and 3)                                            82,493          67,100
        Net current assets of discontinued operations (Note 2)                                 12,695           8,068
        Deferred tax asset (Notes 1 and 5)                                                          -           1,076
        Other current assets                                                                      647           2,469
                                                                                         -------------    ------------
              Total current assets                                                           $262,096        $257,857
                                                                                         -------------    ------------




NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS (Note 2)                                     $   -           $104,017
                                                                                         -------------    ------------



PROPERTY AND EQUIPMENT, at cost (Note 1):
        Land                                                                                 $    536        $    536
        Buildings and improvements                                                             11,551          11,286
        Construction equipment                                                                  8,185           7,600
        Other equipment                                                                         6,983           6,814
                                                                                         -------------    ------------
                                                                                             $ 27,255        $ 26,236

              Less - Accumulated depreciation                                                  17,438          16,378
                                                                                         -------------    ------------

              Total property and equipment, net                                              $  9,817        $  9,858
                                                                                         -------------    ------------




OTHER ASSETS:
        Other investments                                                                    $  2,433        $  2,469
        Goodwill (Note 1)                                                                       1,142           1,265
                                                                                         -------------    ------------
              Total other assets                                                             $  3,575        $  3,734
                                                                                         -------------    ------------



                                                                                             $275,488        $375,466
                                                                                         =============    ============



The accompanying notes are an integral part of these consolidated financial statements.


Liabilities and Stockholders' Equity (Deficit)
                                                                                             1999              1998
                                                                                         -------------     -------------
CURRENT LIABILITIES:
        Current maturities of long-term debt (Note 4)                                        $ 32,158          $  2,036
        Accounts payable, including retainage of $24,501 and $31,859                           83,578           127,349
        Advances from construction joint ventures (Note 3)                                     14,104            17,300
        Deferred contract revenue (Note 1)                                                     45,088            14,350
        Accrued expenses                                                                       38,738            39,157
                                                                                         -------------     -------------
              Total current liabilities                                                      $213,666          $200,192
                                                                                         -------------     -------------

DEFERRED INCOME TAXES AND OTHER LIABILITIES (Notes 1, 5 & 6)                                 $ 19,664          $ 15,319
                                                                                         -------------     -------------

LONG-TERM DEBT, less current maturities included above (Note 4)                              $ 41,091          $ 75,857
                                                                                         -------------     -------------

CONTINGENCIES AND COMMITMENTS (Note 11)

REDEEMABLE SERIES B CUMULATIVE CONVERTIBLE PREFERRED
STOCK (Note 7):
        Authorized - 500,000 shares
        Issued and outstanding - 200,184 shares and 181,357 shares
         (aggregate liquidation preferences of $40,037 and $36,271)                          $ 37,685          $ 33,540
                                                                                         -------------     -------------

STOCKHOLDERS' EQUITY (DEFICIT) (Notes 1, 4, 7, 8, 9, 10 and 15):
        Preferred Stock, $1 par value -
         Authorized - 500,000 shares
         Designated, issued and outstanding - 99,990 shares of $21.25 Convertible
           Exchangeable Preferred Stock ($24,998 aggregate liquidation preference)           $   100           $    100
         Series A junior participating Preferred Stock, $1 par value -
           Designated - 200,000
           Issued - none                                                                         -                 -
        Stock Purchase Warrants                                                                 2,233             2,233
        Common Stock, $1 par value -
           Authorized - 15,000,000 shares
           Issued - 5,742,816 shares and 5,506,341 shares                                       5,743             5,506
        Paid-in surplus                                                                        43,561            49,219
        Retained earnings (deficit)                                                           (87,290)           (3,642)
        ESOT related obligations                                                                 -               (1,381)
                                                                                         -------------     -------------
                                                                                             $(35,653)         $ 52,035
         Less - Common Stock in treasury, at cost - 60,529 shares and 92,694 shares              965              1,477
                                                                                         -------------     -------------
                 Total stockholders' equity (deficit)                                        $(36,618)         $ 50,558
                                                                                         -------------     -------------

                                                                                             $275,488          $375,466
                                                                                         =============     =============


Consolidated Statements of Operations
For the Years Ended December 31, 1999, 1998 (Restated) & 1997 (Restated)

(In thousands, except per share data)


                                                                            1999             1998            1997
                                                                         ------------    -------------    ------------
CONTINUING OPERATIONS:

Revenues (Notes 3 and 13)                                                $ 1,019,484     $  1,011,322     $ 1,276,033
                                                                         ------------    -------------    ------------

Cost and Expenses (Notes 3 and 10):
   Cost of Operations                                                    $   969,015     $    957,651     $ 1,225,814
   General, Administrative and Selling Expenses                               26,635           27,397          29,715
                                                                         ------------    -------------    ------------
                                                                         $   995,650     $    985,048     $ 1,255,529
                                                                         ------------    -------------    ------------

INCOME FROM OPERATIONS (Note 13)                                         $    23,834     $     26,274     $    20,504

Other (Income) Expense, Net (Note 6)                                            (72)              652           1,695
Interest Expense (Note 4)                                                      7,128            8,473           9,910
                                                                         ------------    -------------    ------------

Income from Continuing Operations before Income Taxes                    $    16,778     $     17,149     $     8,899

Provision for Income Taxes (Notes 1 and 5)                                       421            1,100             950
                                                                         ------------    -------------    ------------

INCOME FROM CONTINUING OPERATIONS                                        $    16,357     $     16,049     $     7,949

DISCONTINUED OPERATIONS (Notes 2 and 5):

   Loss from Operations                                                  $      (694)    $     (4,397)    $    (2,577)
   Estimated Loss on Disposal of Real Estate Business Segment                (99,311)            -               -
                                                                         ------------    -------------    ------------

LOSS FROM DISCONTINUED OPERATIONS                                        $  (100,005)    $     (4,397)    $    (2,577)
                                                                         ------------    -------------    ------------

NET INCOME (LOSS)                                                        $   (83,648)    $     11,652     $     5,372
                                                                         ============    =============    ============




BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE (Note 1):

Income from Continuing Operations                                        $      1.80     $       1.91     $       .52
Loss from Discontinued Operations                                               (.12)            (.83)           (.51)
Estimated Loss on Disposal                                                    (17.72)            -               -
                                                                         ------------    -------------    ------------
        Total                                                            $    (16.04)    $       1.08     $       .01
                                                                         ============    =============    ============








The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 1999, 1998 & 1997
(In thousands, except per share data)
                                            Stock                            Retained      ESOT
                                 Preferred  Purchase   Common     Paid-In    Earnings     Related    Treasury
                                   Stock    Warrants    Stock     Surplus   (Deficit)   Obligations    Stock       Total
----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1996      $   100    $   -      $ 5,032    $57,080    $(20,666)  $  (3,856)   $ (2,132)  $  35,558
----------------------------------------------------------------------------------------------------------------------------
Net Income                           -          -          -          -         5,372        -           -            5,372

Value of Stock Purchase
Warrants issued (Note 4)             -          2,233      -          -          -           -           -            2,233

Preferred Stock dividends accrued
($21.25 per share*)                  -          -          -      (2,125)        -           -           -           (2,125)

Series B Preferred Stock dividends
in kind issued (Note 7)              -          -          -      (2,830)        -           -           -           (2,830)

Accretion related to Series B
Preferred Stock (Note 7)             -          -          -        (368)        -           -           -             (368)

Common Stock issued in partial
payment of incentive compensation    -          -           235    1,466         -           -           -            1,701

Payment of director fees             -          -          -        (211)        -           -            377           166

Payments related to ESOT notes       -          -          -          -          -           1,193       -            1,193

----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1997      $  100     $ 2,233    $  5,267   $53,012   $(15,294)   $   (2,663)  $ (1,755)  $    40,900
----------------------------------------------------------------------------------------------------------------------------
Net Income                           -          -          -          -       11,652         -           -           11,652

Preferred Stock dividends accrued
($21,25 per share*)                  -          -          -       (2,125)       -           -           -           (2,125)

Series B Preferred Stock dividends
in kind issued (Note 7)              -          -          -       (3,411)       -           -           -           (3,411)

Accretion related to Series B
Preferred Stock (Note 7)             -          -          -         (373)       -           -           -             (373)

Common Stock issued in partial
payment of incentive compensation    -          -          239      2,243        -           -           -            2,482

Payment of director fees             -          -          -         (127)       -           -            278           151

Payments related to ESOT notes       -          -          -          -          -           1,282       -            1,282

----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1998      $  100     $ 2,233    $ 5,506    $ 49,219   $ (3,642)  $   (1,381)  $ (1,477)  $    50,558
----------------------------------------------------------------------------------------------------------------------------
Net Loss                             -          -          -          -       (83,648)       -           -          (83,648)

Preferred Stock dividends accrued
($21.25 per share*)                  -          -          -       (2,125)       -           -           -           (2,125)

Series B Preferred Stock dividends
in kind issued (Note 7)              -          -          -       (3,765)       -           -           -           (3,765)

Accretion related to Series B
Preferred Stock (Note 7)             -          -          -         (379)       -           -           -             (379)

Common Stock issued in partial
payment of incentive compensation    -          -           237       960        -           -           -            1,197

Payment of director fees             -          -          -         (349)       -           -            512           163

Payments related to ESOT notes       -          -          -          -          -           1,381       -            1,381

----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1999      $  100     $ 2,233    $ 5,743    $ 43,561   $(87,290)  $    -       $   (965)  $   (36,618)
----------------------------------------------------------------------------------------------------------------------------

*Equivalent to $2.125 per Depositary Share (see Note 8).

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1999, 1998 (Restated) & 1997 (Restated)

(In thousands)

                                                                             1999             1998            1997
                                                                          ------------     ------------    ------------
Cash Flows from Operating Activities:

Net income (loss)                                                          $  (83,648)       $  11,652        $  5,372

Adjustments to reconcile net income (loss) to net cash from operating activities -
Loss from discontinued operations                                             100,005            4,397           2,577

Depreciation                                                                    1,585            1,463           1,709

Amortization of deferred debt expense, Stock Purchase Warrants and other        1,757            1,596           2,011

(Gain) loss on sale of investment                                              (1,406)             118              68

Distributions greater (less) than earnings of joint ventures and               (1,571)           1,367          (2,404)
affiliates

Cash provided from (used by) changes in components of working capital other than cash, notes payable, and current maturities of long-term debt:

     (Increase) decrease in accounts receivable                                19,267           25,345          48,338
     (Increase) decrease in unbilled work                                       5,302           16,989            (974)
     (Increase) decrease in construction joint ventures                          (307)          (1,509)            820
     (Increase) decrease in deferred tax asset                                  1,076               (9)          2,446
     (Increase) decrease in other current assets                                1,822              354              23
     Increase (decrease) in accounts payable                                  (43,771)         (17,585)        (38,109)
     Increase (decrease) in advances from construction joint ventures          (3,196)         (12,501)        (17,743)
     Increase (decrease) in deferred contract revenue                          30,738           (2,767)         (6,724)
     Increase (decrease) in accrued expenses                                   (1,244)          12,190            (688)

Non-current deferred taxes and other liabilities                                1,033          (13,169)         (4,540)

Other non-cash items, net                                                         363             (153)            177
                                                                          ------------     ------------    ------------

NET CASH PROVIDED FROM (USED BY) OPERATING ACTIVITIES                      $   27,805        $  27,778       $  (7,641)
                                                                          ------------     ------------    ------------

Cash Flows from Investing Activities:

Proceeds from sale of property and equipment                               $      585        $     608       $     383

Cash distributions of capital from unconsolidated joint ventures                1,475            5,625          14,747

Acquisition of property and equipment                                          (1,599)          (1,418)         (1,696)

Capital contributions to unconsolidated joint ventures                        (14,990)          (1,527)         (5,986)

Investment in discontinued operations                                            (615)          (5,288)          4,866

Proceeds from sale of investment                                                4,000              200               -

Investment in other activities                                                 (2,328)            (390)           (468)
                                                                          ------------     ------------    ------------

NET CASH PROVIDED FROM (USED BY) INVESTING ACTIVITIES                      $  (13,472)       $  (2,190)      $  11,846
                                                                          ------------     ------------    ------------

Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 1999, 1998 (Restated) & 1997 (Restated)

(In thousands)

                                                                             1999             1998            1997
                                                                          ------------     ------------    ------------
Cash Flows from Financing Activities:

Proceeds from issuance of Redeemable Series B Preferred Stock, net        $     -          $     -         $  26,558

Proceeds from long-term debt                                                     656              113          5,035

Repayment of long-term debt                                                   (4,663)         (13,132)       (16,105)

Common stock issued                                                            1,197            2,482          1,701

Treasury stock issued                                                            163              151            166
                                                                          ------------     ------------    ------------

NET CASH PROVIDED FROM (USED BY) FINANCING ACTIVITIES                     $   (2,647)      $  (10,386)     $  17,355
                                                                          ------------     ------------    ------------

Net Increase in Cash                                                      $    11,686      $   15,202      $  21,560

Cash and Cash Equivalents at Beginning of Year                                 46,507          31,305          9,745
                                                                          ------------     ------------    ------------

Cash and Cash Equivalents at End of Year                                  $    58,193      $   46,507      $  31,305
                                                                          ============     ============    ============



Supplemental Disclosures of Cash Paid During the Year For:

Interest                                                                  $     7,369      $    8,137      $   10,133
                                                                          ============     ============    ============

Income tax payments                                                       $       101      $      160      $      330
                                                                          ============     ============    ============

Supplemental Disclosure of Noncash Transactions:

Dividends paid in shares of Series B Preferred Stock (Note 7)             $     3,765      $    3,411      $    2,830
                                                                          ============     ============    ============

Value assigned to Stock Purchase Warrants (Note 4)                        $     -          $     -         $    2,233
                                                                          ============     ============    ============









The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1999, 1998 & 1997

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

[b]  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates with regard to these financial statements relate to the estimating of final construction contract profits in accordance with accounting for long-term contracts (see Note 1(c) below), estimating future cash flows from real estate dispositions (see Note 1(d) below and Note 2) and estimating potential liabilities in conjunction with certain contingencies and commitments, as discussed in Note 11 below. Actual results could differ from these estimates.

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

[d]  Methods of Accounting for Real Estate Operations

Effective June 30, 1999, the Company adopted a plan to withdraw completely from its real estate development business segment, which is presented as a discontinued operation in accordance with Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations (see Note 2). Accordingly, the historical amounts for 1998 and 1997 have been restated to conform to the requirements of APB No. 30.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1999, 1998 & 1997 (continued)

[1]     Summary of Significant Accounting Policies (continued)

[d]  Methods of Accounting for Real Estate Operations (continued)

Real estate investments are stated at the lower of the carrying amounts, which includes applicable interest and real estate taxes during the development and construction phases, or fair value less cost to sell in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ". SFAS No. 121 requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment has occurred when the carrying amount of the assets exceeds the related undiscounted future cash flows of a development. SFAS No. 121 also provides that when management has committed to a plan to dispose of specific real estate assets, the assets should be reported at the lower of the carrying amount or fair value less cost to sell. Estimating future cash flows of a development involves estimating the current sales value of the development less the estimated costs of completion (to the stage of completion assumed in determining the selling price), holding and disposal. Estimated sales values are forecast based on comparable local sales (where applicable), trends as foreseen by knowledgeable local commercial real estate brokers or others active in the business and/or project specific experience such as offers made directly to the Company relating to the property. If the estimated undiscounted future cash flows of a development are less than the carrying amount of a development, SFAS No. 121 requires a provision to be made to reduce the carrying amount of the development to fair value less cost to sell.

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

[h]  Earnings (Loss) Per Common Share

Earnings (loss) per common share amounts were calculated in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings (loss) per common share ("EPS") was computed by dividing net income (loss) less dividends and other requirements related to Preferred Stock by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share was computed by giving effect to all dilutive potential common shares outstanding. The weighted average shares used in the diluted earnings (loss) per common share computations were essentially the same as those used in the basic earnings (loss) per common share computations (see below). Basic EPS equals diluted EPS for all periods presented due to the immaterial effect of stock options and the antidilutive effect of conversion of the Company's Depositary Convertible Exchangeable Preferred Shares, Series B Preferred Shares and Stock Purchase Warrants.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1999, 1998 & 1997 (continued)

[1]  Summary of Significant Accounting Policies (continued)

[h]  Earnings (Loss) Per Common Share (continued)

Basic and diluted earnings (loss) per common share for the three years ended December 31, 1999 are calculated as follows (in thousands except per share amounts):

                                                                           1999             1998             1997
                                                                        ------------    --------------    ------------

Income from continuing operations                                       $ 16,357        $ 16,049          $  7,949
                                                                        ------------    --------------    ------------

Less:

        Accrued dividends on $21.25 Senior Preferred Stock (Note 8)     $ (2,125)       $ (2,125)         $ (2,125)

        Dividends declared on Series B Preferred Stock (Note 7)           (3,765)         (3,411)           (2,830)

        Accretion deduction required to reinstate mandatory
        redemption value of Series B Preferred Stock over a period of
        8-10 years (Note 7)                                                 (379)           (373)             (368)
                                                                        ------------    --------------    ------------
                                                                        $ (6,269)       $ (5,909)         $ (5,323)
                                                                        ------------    --------------    ------------

Earnings from continuing operations                                     $ 10,088        $ 10,140          $  2,626

Loss from discontinued operations                                       (100,005)         (4,397)           (2,577)
                                                                        ------------    --------------    ------------

        Total available for common stockholders                         $(89,917)       $  5,743          $     49
                                                                        ============    ==============    ============

Weighted average shares outstanding                                        5,606           5,318             5,059
                                                                        ------------    --------------    ------------

Basic and diluted earnings (loss) per Common Share from -
        Continuing operations                                           $   1.80        $   1.91          $    .52
        Discontinued operations                                           (17.84)           (.83)             (.51)
                                                                        ------------    --------------    ------------
         Total                                                          $ (16.04)       $   1.08          $    .01
                                                                        ============    ==============    ============

[i]  Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

[j]  Reclassifications

Certain prior year amounts have been reclassified to be consistent with the current year classifications, including reclassifications of prior year financial statements and footnotes to reflect the discontinued operations referred to in Note 2.

[k]  Impact of Recently Issued Accounting Standards

During 1998, SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" was issued. The Company will implement the provisions of the Statement (as amended by SFAS No. 137) in the quarter ending March 31, 2001. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1999, 1998 & 1997 (continued)

[1]  Summary of Significant Accounting Policies (continued)

[k]  Impact of Recently Issued Accounting Standards (continued)

either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that the Company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company does not currently hold any significant derivative instruments or engage in significant hedging activities and, therefore, the impact of adopting Statement No. 133 is expected to be immaterial.

[2]  Discontinued Operations

Effective June 30, 1999, management adopted a plan to withdraw completely from the real estate development business and to wind down the operations of Perini Land and Development Company ("PL&D"), the Company's wholly-owned real estate development subsidiary. Therefore, both historical and current real estate results have been presented as a discontinued operation in accordance with generally accepted accounting principles. Based on the plan, the 1999 results include a $99,311,000 non-cash provision which represents the estimated loss on disposal of this business segment. This non-cash charge reflects the impact of the disposition of the Rincon Center property located in San Francisco and the reduction in projected future cash flow from the disposition of PL&D's remaining real estate development operations resulting from the change in strategy of holding the properties through the necessary development and stabilization periods to a new strategy of generating short-term liquidity through an accelerated disposition or bulk sale. The estimated loss on disposal of the real estate business segment also includes a provision for shut down costs related to PL&D during the wind down period. No Federal tax benefit was attributable to Losses from Discontinued Operations due to certain accounting limitations. Several of the remaining real estate properties now being offered for sale are currently under or are pending purchase and sale agreements. Real estate revenues were $18,073,000 in 1999, $24,578,000 in 1998, and $48,458,000 in 1997.

Net current and long-term assets of discontinued operations at December 31, 1999 and 1998 consisted of the following (in thousands):

                                                         1999               1998
                                                     --------------    ---------------

 Current assets                                      $    14,566       $      9,735
 Current liabilities                                        (413)            (1,667)
 Minority interest                                        (1,458)              -
                                                     --------------    ---------------
 Net current assets of discontinued operations       $    12,695       $      8,068
                                                     ==============    ===============

 Real estate development investment                  $        -        $    105,475
 Minority interest                                            -              (1,458)
                                                     --------------    ---------------
 Net long-term assets of discontinued operations     $        -        $    104,017
                                                     ==============    ===============

During the six month period ended December 31, 1999, PL&D concluded the sale of two properties. The net proceeds of $14.6 million realized from the sale of these two properties was equal to the net proceeds originally anticipated in calculating the estimated loss on disposal of the real estate business segment at June 30, 1999. The actual loss from the sale of these two properties was approximately equal to the loss originally anticipated in calculating the estimated loss on disposal of the real estate business segment at June 30, 1999. In addition, the Company completed a major step in its plan to discontinue its real estate development operations by concluding the disposition of the Rincon Center property. The Company and PL&D, the managing partner of Rincon Center Associates ("RCA"), entered into a full and final non-cash settlement regarding its interest in Rincon Center. As part of the settlement and in exchange for the transfer of its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1999, 1998 & 1997 (continued)

[2] Discontinued Operations (continued)

ownership interest in the RCA property, the Company exchanged mutual releases with the other RCA general partner, the RCA-related lenders and all other entities formally associated with the RCA property from any claims, lawsuits or other liabilities they may have with respect to each other in connection with the Rincon Center property. The loss realized upon disposition of this property approximated the estimated loss originally calculated at June 30, 1999.

[3]  Joint Ventures

The Company, in the normal conduct of its business, has entered into partnership arrangements, referred to as "joint ventures," for certain construction and real estate development projects. Each of the joint venture participants is usually committed to supply a predetermined percentage of capital, as required, and to share in a predetermined percentage of the income or loss of the project. Summary financial information (in thousands) for construction and real estate joint ventures accounted for on the equity method for the three years ended December 31, 1999 follows:


Construction Joint Ventures

Financial position at December 31,                                    1999               1998               1997
                                                                 ---------------    ---------------     --------------
        Current assets                                                $ 509,859          $ 398,061          $ 403,058
        Property and equipment, net                                       7,800              7,358             11,482
        Current liabilities                                            (349,328)          (285,197)          (292,184)
                                                                 ---------------    ---------------     --------------
        Net assets                                                    $ 168,331          $ 120,222          $ 122,356
                                                                 ===============    ===============     ==============

Equity                                                                $  82,493          $  67,100          $  71,056
                                                                 ===============    ===============     ==============


Operations for the year ended December 31,                            1999               1998               1997
                                                                 ---------------    ---------------     --------------
        Revenue                                                      $1,131,350          $ 891,026         $1,030,347
        Cost of operations                                            1,075,460            844,688            974,571
                                                                 ---------------    ---------------     --------------
        Pretax income                                                $   55,890          $  46,338         $   55,776
                                                                 ===============    ===============     ==============

Company's share of joint ventures
        Revenue                                                      $  400,670          $ 368,733         $  555,363
        Cost of operations                                              375,591            343,753            518,576
                                                                 ---------------    ---------------     --------------
        Pretax income                                                $   25,079          $  24,980         $   36,787
                                                                 ===============    ===============     ==============

The Company has a centralized cash management arrangement with two construction joint ventures in which it is the sponsor. Under this arrangement, excess cash is controlled by the Company; cash is made available to meet the individual joint venture requirements, as needed; and interest income is credited to the ventures at competitive market rates. In addition, certain joint ventures sponsored by other contractors, in which the Company participates, distribute cash at the end of each quarter to the participants who will then return these funds at the beginning of the next quarter. Of the total cash advanced at the end of 1999 ($14.1 million) and 1998 ($17.3 million), approximately $12.4 million in 1999 and $13.2 million in 1998 was deemed to be temporary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1999, 1998 & 1997 (continued)

[3]  Joint Ventures (continued)


Real Estate Joint Ventures

Financial position at December 31,                                   1999                1998               1997
                                                                ----------------    ---------------     --------------
        Property held for sale or development                         $   8,398         $   11,128         $   11,544
        Investment properties, net                                         -               122,474            125,234
        Other assets                                                         56             22,902             20,645
        Long-term debt                                                     -               (57,572)           (61,712)
        Other liabilities*                                               (8,866)          (243,228)          (222,131)
                                                                ----------------    ---------------     --------------
        Net assets (liabilities)                                      $    (412)        $ (144,296)        $ (126,420)
                                                                ================    ===============     ==============

        Equity **                                                     $     773         $  (67,088)        $  (58,434)
        Advances                                                          6,957            158,668            146,332
                                                                ----------------    ---------------     --------------
        Total Equity and Advances                                     $   7,730         $   91,580         $   87,898
                                                                ================    ===============     ==============

        Total Equity and Advances, Long-term***                       $    -            $   89,499         $   86,598
        Total Equity and Advances, Short-term***                          7,730              2,081              1,300
                                                                ----------------    ---------------     --------------
                                                                      $   7,730         $   91,580         $   87,898
                                                                ================    ===============     ==============

Operations for the year ended December 31,                           1999                1998               1997
                                                                ----------------    ---------------     --------------
        Revenue                                                       $  31,513         $   20,897         $   24,486
                                                                ----------------    ---------------     --------------
        Cost of operations -
         Depreciation                                                 $   2,286         $    3,071         $    3,662
         Other                                                           97,338             37,672             63,225
                                                                ----------------    ---------------     --------------
                                                                      $  99,624         $   40,743         $   66,887
                                                                ----------------    ---------------     --------------
        Pretax income (loss)                                          $ (68,111)        $  (19,846)        $  (42,401)
                                                                ================    ===============     ==============

Company's share of joint ventures
        Revenue                                                       $  15,111         $    9,567         $   13,252
                                                                ----------------    ---------------     --------------
        Cost of operations -
         Depreciation                                                 $   1,056         $    1,420         $    1,709
         Other****                                                       44,057             10,423             12,132
                                                                ----------------    ---------------     --------------
                                                                      $  45,113         $   11,843         $   13,841
                                                                ----------------    ---------------     --------------
        Pretax income (loss)*****                                     $ (30,002)        $   (2,276)        $     (589)
                                                                ================    ===============     ==============

* Included in "Other liabilities" are advances from joint venture partners in the amount of $8.8 million in 1999, $226.5 million in 1998 and $208.9 million in 1997. Of the total advances from joint venture partners, $7.0 million in 1999, $158.7 million in 1998 and $146.3 million in 1997 represented advances from the Company.

** When the Company's equity in a real estate joint venture is combined with advances by the Company to that joint venture, each joint venture has a positive investment balance at December 31, 1999.

*** Included in net current or long-term assets of discontinued operations, as indicated.

**** Other costs are reduced by the amount of interest income recorded by the Company on its advances to the respective joint ventures.

*****   Included in loss from discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1999, 1998 & 1997 (continued)

[4]  Long-term Debt

Long-term debt of the Company at December 31, 1999 and 1998 consists of the following (in thousands):

                                                                                          1999               1998
                                                                                      --------------     -------------

Revolving credit loans at an average rate of  8.1% in 1999 and 8.0 % in 1998                $68,000           $72,000
Less - unamortized deferred value attributable to the Stock Purchase Warrants
(see below)                                                                                       -             (744)
                                                                                      --------------     -------------
                                                                                            $68,000           $71,256
Industrial revenue bonds at various rates                                                         -             4,000
ESOT Notes at 8.24%, payable in semi-annual installments (Note 8)                                 -             1,260
Mortgages on real estate                                                                      4,005               446
Other indebtedness                                                                            1,244               931
                                                                                      -------------- --- -------------
Total                                                                                       $73,249           $77,893
Less - current maturities                                                                    32,158             2,036
                                                                                      --------------     -------------
       Net long-term debt                                                                   $41,091           $75,857
                                                                                      ==============     =============

Payments required under these obligations amount to approximately $32,158 in 2000, $41,077 in 2001 and $14 in 2002.

Effective January 17, 1997, and amended at various dates through January 2000, the Company is party to an Amended and Restated Credit Agreement with a group of major U.S. banks. This Credit Agreement with original commitments totaling $129.5 million has been reduced to commitments of $73.0 million as of December 31, 1999 as a result of scheduled amortization payments and proceeds from sales of real estate. The expiration of the Credit Agreement is January 2, 2001.

The Credit Agreement provides that the Company can choose from three interest rate alternatives including a prime-based rate, as well as other interest rate options based on LIBOR (London Inter-Bank Offered Rate) or participating bank certificate of deposit rates.

The Agreement provides for, among other things, maintaining specified working capital and tangible net worth levels, minimum operating cash flow levels, as defined, limitations on indebtedness and certain limitations on investment in real estate development projects and future cash dividends. The Agreement also provides that collateral shall consist of all available assets not included as collateral in other agreements and for the continuation of the suspension of payment of the 53 1/8 cent per share quarterly dividend on the Company's Depositary Convertible Exchangeable Preferred Shares (see Note 8) until certain financial criteria are met.

In addition to a fee, the Bank Group received Stock Purchase Warrants as partial compensation for the credit facility enabling the participating banks to purchase up to 420,000 shares of the Company's Common Stock, $1.00 par value, at $8.30 per share, the average fair market value of the stock for the five business days prior to the January 17, 1997 closing, at any time during the ten year period ended January 17, 2007. The grant date present value of the Stock Purchase Warrants ($2,233,000) was calculated using the Black-Scholes option pricing model and was accounted for by an increase in Stockholders' Equity, with the offset being a valuation account netted against the related Revolving Credit Loans. The valuation account was amortized over the approximate three-year term of the Credit Agreement on the straight-line method, with the offsetting charge being to Other Income (Expense), Net. The balance was fully amortized at December 31, 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1999, 1998 & 1997 (continued)

[4] Long-term Debt (continued)

Subsequent to December 31, 1999, the Company has reached an agreement in principle with its Bank Group to extend and restructure the Revolving Credit Agreement into a revolving credit facility and a $35 million term loan ("New Credit Agreement"). Amortization of the term loan will total $15 million in 2000, and $10 million annually in 2001 and 2002. The revolving credit facility may be as high as $35 million at closing but must be reduced to $21 million by April 20, 2000. The revolving credit facility will be reduced by the net proceeds from certain real estate sales, with the remaining balance due January 21, 2003. Up to $12 million of the unborrowed revolving commitment will be available for letters of credit. The New Credit Agreement otherwise has generally similar terms to that of the existing facility. The New Credit Agreement will close simultaneously with the new equity transaction (see Note
15). Amortization under the current Credit Agreement has been amended to conform to that of the New Credit Agreement.

[5]  Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109. This standard determines deferred income taxes based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities, given the provisions of enacted tax laws.

Total income tax expense for the three years ended December 31, was allocated as follows (in thousands):

                                1999             1998            1997
                             -----------     -------------    -----------

Continuing Operations        $    (421)      $  (1,100)       $    (950)
Discontinued Operations               -               -                -
                             -----------     -------------    -----------
Total Tax Expense            $    (421)      $  (1,100)       $    (950)
                             ===========     =============    ===========

The (provision) credit for income taxes expense attributable to income from continuing operations is comprised of the following (in thousands):

                    Federal        State        Foreign         Total
                   ----------    ----------    ----------     ----------
1999
  Current          $      -        $ (590)        $  169        $ (421)
  Deferred                -              -             -              -
                   ----------    ----------    ----------     ----------
                   $      -        $ (590)        $  169        $ (421)
                   ==========    ==========    ==========   = ==========
1998
  Current          $      -        $ (480)      $  (620)      $ (1,100)
  Deferred                -              -             -              -
                   ----------    ----------    ----------     ----------
                   $      -        $ (480)      $  (620)      $ (1,100)
                   ==========    ==========    ==========     ==========
1997
  Current          $      -        $ (569)      $  (381)       $  (950)
  Deferred                -              -             -              -
                   ----------    ----------    ----------     ----------
                   $      -        $ (569)      $  (381)       $  (950)
                   ==========    ==========    ==========     ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1999, 1998 & 1997 (continued)

[5]  Income Taxes (continued)

The table below reconciles the difference between the statutory federal income tax rate and the effective rate provided for income from continuing operations in the statements of operations.

                                                  1999        1998        1997
                                                 --------    --------    -------

 Statutory federal income tax rate                34%         34%         34%
 State income taxes, net of federal tax benefit    2           2           6
 Foreign taxes                                    (1)          5           6
 Change in valuation allowance                   (33)        (33)        (33)
 Goodwill and other                                1           1           2
                                                 --------    --------    -------
 Effective tax rate                                3%          9%         15%
                                                 ========    ========    =======

The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 (in thousands):

                                                                   1999                             1998
                                                       -----------------------------    ------------------------------
                                                          Deferred        Deferred         Deferred         Deferred
                                                            Tax             Tax              Tax              Tax
                                                           Assets       Liabilities         Assets        Liabilities
                                                       -------------    ------------    --------------    ------------

Provision for estimated losses                              $ 9,859         $     -        $  9,562       $      -
Contract losses                                               3,079               -             119              -
Joint ventures - construction                                     -          10,628               -          9,271
Joint ventures - real estate                                      -             662               -          8,770
Timing of expense recognition                                 1,020               -             468              -
Capitalized carrying charges                                      -           1,491               -          1,587
Net operating loss and capital loss carryforwards            45,821               -          27,994              -
Alternative minimum tax credit carryforwards                  2,442               -           2,442              -
General business tax credit carryforwards                     3,532               -           3,532              -
Foreign tax credit carryforwards                                  -               -              26              -
Other, net                                                      892               -           1,025              -
                                                        -----------     ------------    --------------    ------------
                                                            $66,645        $ 12,781        $ 45,168       $ 19,628
Valuation allowance for deferred tax assets                 (53,864)              -         (25,540)             -
                                                       -------------    ------------    --------------    ------------
Total                                                       $12,781        $ 12,781        $ 19,628       $ 19,628
                                                       =============    ============    ==============    ============

The overall increase in the valuation allowance for deferred tax assets is attributable to the excess of loss from discontinued operations versus income from continuing operations.

The net of the above is deferred taxes in the amount of $ -0- in 1999 and 1998, which is classified in the respective Consolidated Balance Sheets as follows:

                                                                                            1999              1998
                                                                                        --------------     -----------
Long-term deferred tax liabilities (included in "Deferred Income Taxes and Other
Liabilities")                                                                           $     -            $  1,076
Short-term deferred tax asset                                                                 -               1,076
                                                                                        --------------     -----------
                                                                                        $     -            $    -
                                                                                        ==============     ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1999, 1998 & 1997 (continued)

[5]  Income Taxes (continued)

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. The net deferred tax assets reflect management's estimate of the amount which will be realized from future taxable income which can be predicted with reasonable certainty.

As a result of not providing any federal income tax benefit in 1996 and only a partial benefit in 1995, earnings benefited in 1998 and 1997 by approximately $4.3 million and $2.1 million, respectively, by not having to provide for any federal income tax. Approximately $142 million of future pretax earnings could benefit from minimal, if any, federal tax provisions.

At December 31, 1999, the Company has unused tax credits and net operating loss carryforwards for income tax reporting purposes which expire as follows (in thousands):

                        Unused            Capital          Net Operating
                      Investment            Loss               Loss
                     Tax Credits        Carryforward       Carryforwards
                     -------------     ---------------    ----------------

 2001 - 2006           $   3,532          $  4,049          $    1,404
 2007 - 2019                 --               --               129,315
                     -------------     ---------------    ----------------
                       $  3,532           $  4,049          $  130,719
                     =============     ===============    ================

Net operating loss carryforwards and unused tax credits may be limited in the event of certain changes in ownership interests of significant stockholders. As explained in Note 15, the additional equity generated from the new equity transaction is not expected to give rise to such a limitation. In addition, approximately $1.4 million of the net operating loss carryforwards can only be used against the taxable income of the corporation in which the loss was recorded for tax and financial reporting purposes.

[6]  Deferred Income Taxes and Other Liabilities and Other (Income) Expense, Net

Deferred Income Taxes and Other Liabilities

Deferred income taxes and other liabilities at December 31, 1999 and 1998 consist of the following (in thousands):


                                           1999               1998
                                       --------------    ---------------

Deferred income taxes                  $       -         $     1,076
Insurance related liabilities                7,062             5,625
Employee benefit related liabilities         2,375             1,400
Accrued dividends on $21.25
  Preferred Stock (Note 8)                   9,030             6,906
Other                                        1,197               312
                                       --------------    ---------------
                                       $    19,664       $    15,319
                                       ==============    ===============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1999, 1998 & 1997 (continued)

[6] Deferred Income Taxes and Other Liabilities and Other (Income) Expense, Net (continued)

Other (Income) Expense, Net

Other (income) expense items for the three years ended December 31, 1999 consist of the following (in thousands):

                                           1999          1998           1997
                                        ----------    ----------    -----------

Interest and dividend income            $ (1,432)      $ (1,140)     $ (1,022)
Bank fees                                  2,585          1,833         2,172
(Gain) loss on sale of investments        (1,406)           118            68
Miscellaneous (income) expense, net          181           (159)          477
                                        ----------    ----------    -----------
                                        $    (72)     $     652     $   1,695
                                        ==========    ==========    ===========

[7]  Redeemable Series B Cumulative Convertible Preferred Stock

At a special stockholders' meeting on January 17, 1997, the Company's stockholders approved two proposals that allowed the Company to close a new equity transaction with a private investor group led by Richard C. Blum & Associates, L.P. The transaction included, among other things, classification by the Board of Directors of 500,000 shares of Preferred Stock of the Company as Redeemable Series B Cumulative Convertible Preferred Stock, par value $1.00 per share, (the "Series B Preferred Stock"), issuance of 150,150 shares of Series B Preferred Stock at $200 per share (or $30 million) to the investor group, (with the remainder of the shares set aside for possible future payment-in-kind dividends to the holders of the Series B Preferred Stock), amendments to the Company's By-Laws that redefined the Executive Committee and added certain powers (generally financial in nature), including the power to give overall direction to the Company's Chief Executive Officer, appointment of three new members, recommended by the investor group, to the Board of Directors, and appointment of these same new directors to constitute a majority of the Executive Committee referred to above. Tutor-Saliba Corporation, a corporation controlled by the Chairman of the Board of Directors of the Company, who is also a member of the Executive Committee, is a participant in certain construction joint ventures with the Company (see Note 14 "Related Party Transactions").

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1999, 1998 & 1997 (continued)

[7] Redeemable Series B Cumulative Convertible Preferred Stock (continued)

reduction has to be added back (or accreted) to reinstate its mandatory redemption value over a period of 8-10 years, with an offsetting charge to paid-in surplus.

An analysis of Series B Preferred Stock transactions for the three years ended December 31, 1999 follows:

                                                 Number of
                                                   Shares           Amount
                                                -------------    --------------
                                                                 (in thousands)

  Initial issuance on January 17, 1997               150,150     $   30,030
  Less - related expenses                                -           (3,472)
                                                -------------    --------------
                                                     150,150     $   26,558
  10% in-kind dividends issued                        14,150          2,830
  Accretion                                                -            368
                                                -------------    --------------
  Balance at December 31, 1997                       164,300     $   29,756
  10% in-kind dividends issued                        17,057          3,411
  Accretion                                                -            373
                                                -------------    --------------
  Balance at December 31, 1998                       181,357     $   33,540
  10% in-kind dividends issued                        18,827          3,766
  Accretion                                                -            379
                                                -------------    --------------
  Balance at December 31, 1999                       200,184     $   37,685
                                                =============    ==============

Subject to and concurrent with the closing of the new equity transaction described in Note 15, the holders of the Series B Preferred Stock, which has a current accreted face amount of approximately $40 million as of December 15, 1999, have agreed to convert their shares into shares of common stock, $1.00 par value, of the Company at $5.50 per share of common stock.

[8]  Capitalization

(a)     $21.25  Convertible  Exchangeable  Preferred  Stock  ("$21.25  Preferred
        Stock")

        In June 1987, net proceeds of approximately $23,631,000 were received from the sale of 1,000,000 Depositary Convertible Exchangeable Preferred Shares (each Depositary Share representing ownership of 1/10 of a share of $21.25 Convertible Exchangeable Preferred Stock, $1 par value) at a price of $25 per Depositary Share. Annual dividends are $2.125 per Depositary Share and are cumulative. Generally, the liquidation preference value is $25 per Depositary Share plus any accumulated and unpaid dividends. The Preferred Stock of the Company, as evidenced by ownership of Depositary Shares, is convertible at the option of the holder, at any time, into Common Stock of the Company at a conversion price of $37.75 per share of Common Stock. The Preferred Stock is redeemable at the option of the Company at any time at $25 per share plus any unpaid dividends. The Preferred Stock is also exchangeable at the option of the Company, in whole but not in part, on any dividend payment date into 8 1/2% convertible subordinated debentures due in 2012 at a rate equivalent to $25 principal amount of debentures for each Depositary Share. In conjunction with the covenants of the Company's Amended Revolving Credit Agreement (see Note 4), the Company was required to suspend the payment of quarterly dividends on its $21.25 Preferred Stock (equivalent to $2.125 per Depositary Share) until certain financial criteria are met. Therefore, the dividends on the $21.25 Preferred Stock have not been declared since 1995 (although they have been fully accrued due to the "cumulative" feature of the Preferred Stock). The aggregate amount of dividends in arrears is approximately $9,030,000 at December 31, 1999, which represents approximately $90.30 per share of Preferred Stock or approximately $9.03 per Depositary Share and is included in "Other Liabilities" (long-term) in the accompanying Consolidated Balance Sheet. Under the terms of the Preferred Stock, the holders of the Depositary Shares were entitled to elect two additional Directors since dividends had been deferred for more than six quarters and they did so at both the May 14, 1998 and the May 13, 1999 Annual Meetings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1999, 1998 & 1997 (continued)

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

        Subject to and concurrent with the closing of the new equity transaction described in Note 15, the Board of Directors has voted to amend the Company's Shareholder Rights Plan to permit the sale of 9,411,765 shares of the Company's common stock, $1.00 par value, to the new investors at $4.25 per share (or $40 million) and certain other events without triggering the distribution of the Rights.

(c)     ESOT Related Obligations

        In July 1989, the Company sold 262,774 shares of its $1 par value Common Stock, previously held in treasury, to its Employee Stock Ownership Trust ("ESOT") for $9,000,000. The ESOT borrowed the funds via a placement of 8.24% Senior Unsecured Notes ("Notes") guaranteed by the Company. The Notes were payable in 20 equal semi-annual installments of principal and interest commencing in January 1990. The Company's annual contribution to the ESOT, plus any dividends accumulated on the Company's Common Stock held by the ESOT, were used to repay the Notes. Since the Notes were guaranteed by the Company, they were included in "Long-Term Debt" with an offsetting reduction in "Stockholders' Equity" in the Consolidated Balance Sheets. The amount included in "Long-Term Debt" was reduced and "Stockholders' Equity" reinstated as the Notes were paid by the ESOT (see Note 4). The final repayment of the Notes was made in 1999 and, accordingly, such amount is classified in "Current maturities of long-term debt" as of December 31, 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1999, 1998 & 1997 (continued)

[9]  Stock Options

At December 31, 1999 and 1998, 481,610 shares of the Company's authorized but unissued Common Stock were reserved for issuance to employees under its 1982 Stock Option Plan. Options are granted at fair market value on the date of grant, as defined, and generally become exercisable in two equal annual installments on the second and third anniversary of the date of grant and expire eight years from the date of grant. Options for 184,000 shares of Common Stock granted in 1992 become exercisable on March 31, 2001 if the Company achieves a certain profit target in the year 2000; may become exercisable earlier if certain interim profit targets are achieved; and to the extent not exercised, expire 10 years from the date of grant. A summary of stock option activity related to the Company's 1982 Stock Option Plan is as follows:




                                                       Option Price Per Share
                                                    -----------------------------      Shares
                                       Number                          Weighted       Available
                                      of Shares         Range           Average        to Grant
                                      ----------    --------------     ----------     ----------
 Outstanding at December 31, 1997      348,350      $ 8.00-$24.00        $15.41         133,260
   Granted                             117,500      $ 5.29               $ 5.29
   Canceled                           (100,550)     $10.44-$24.00        $16.39
 Outstanding at December 31, 1998      365,300      $ 5.29-$16.44        $11.88         116,310
   Granted                                --             --                --
   Canceled                           (103,800)     $ 5.29-$11.06        $ 7.99
 Outstanding at December 31, 1999      261,500      $ 5.29-$16.44        $13.43         220,110

In addition, the Company has authorized but unissued Common Stock reserved for certain other options granted as follows:

                                                  Grant          Options        Exercise
  Grantee                                          Date        Outstanding       Price
  -------------------------------------------    ----------    ------------    -----------
  Members of Board Executive Committee,
      as Redefined (see Note 7)                  01/17/97          225,000       $8.38

  Certain Executive Officers                     01/19/98          135,000       $8.66

  Member of Board Executive Committee            12/10/98           45,000       $5.29
                                                 01/04/99           30,000       $5.13

The terms of these options are generally similar to options granted under the 1982 Plan, including the exercise price being equal to fair market value, as defined, at date of grant, and timing of installment exercise dates, except for the timing of the exercisability of the January 1997 options, which is May 17, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1999, 1998 & 1997 (continued)

[9]  Stock Options (continued)

Options outstanding at December 31, 1999 and related weighted average price and life information follows:

   Remaining          Grant           Options          Options         Exercise
 Life (Years)         Date          Outstanding      Exercisable         Price
 ------------         ----          -----------      -----------         -----

       3            12/21/92            184,000         69,000          $16.44
       3            03/22/94             10,000         10,000          $13.00
       6            01/17/97            225,000           --            $ 8.38
       7            01/19/98            135,000           --            $ 8.66
       7            12/10/98            112,500           --            $ 5.29
       8            01/04/99             30,000           --            $ 5.13

When options are exercised, the proceeds are credited to stockholders' equity. In addition, the income tax savings attributable to nonqualified options exercised are credited to paid-in surplus. The Company elected the optional pro forma disclosures under SFAS No. 123 as if the Company adopted the cost recognition requirements in 1995. The Company has no options outstanding relating to either 1995 or 1996. The estimated values shown below are based on the Black-Scholes option pricing model for options granted in 1997 through 1999.

                                                            Assumptions
                                   ---------------------------------------------------------------
                                                      Expected      Risk-free
  Grant Date        Fair Value     Dividend Yield     Volatility   Interest Rate    Expected Life
---------------     -----------    --------------     ---------    -------------    --------------
   01/17/97         $1,070,127          0%              39%           6.50%               8
   07/08/97         $   44,086          0%              38%           6.31%               8
   01/19/98         $1,027,758          0%              37%           5.57%               8
   12/10/98         $  399,485          0%              39%           4.63%               8
   01/04/99         $   75,600          0%              37%           4.82%               8

If SFAS No. 123 had been fully implemented, stock based compensation costs would have increased net loss in 1999 by $692,170 (or $.12 per Common Share), decreased net income in 1998 by $811,481 (or $0.15 per Common Share) and decreased net income in 1997 by $335,733 (or $0.07 per Common Share). The effect of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts.

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

 Net pension cost for 1999, 1998 and 1997 follows (in thousands):

                                                        1999           1998          1997
                                                      ----------     ---------    -----------

 Service cost - benefits earned during the period     $   1,207      $ 1,251      $ 1,072
 Interest cost on projected benefit obligation            3,848        3,601        3,298
 Expected return on plan assets                          (4,227)      (3,341)      (2,991)
 Amortization of transition obligation                        6            6            6
 Amortization of prior service costs                        (78)         (78)         (78)
 Amortization of net loss                                   521          198           -
                                                      ----------     ---------    -----------
 Net pension cost                                     $   1,277      $ 1,637      $ 1,307
                                                      ==========     =========    ===========

 Actuarial assumptions used:
         Discount rate                                7 3/4 %*       6 1/2%**       7 %***
         Rate of increase in compensation                  6%            6%**       4%
         Long-term rate of return on assets                9%            8%         8%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1999, 1998 & 1997 (continued)

[10]  Employee Benefit Plans (continued)

* The increase in the discount rate and increase in long-term rate of return on assets were changed effective December 31, 1999. The increase in the discount rate resulted in a decrease in the projected benefit obligation referred to below of $9.1 million and the increase in the long-term rate of return on assets had no impact on the projected benefit obligation referred to below.

** The decrease in the discount rate and the increase in the rate of increase in compensation were changed effective December 31, 1998, and resulted in increases in the projected benefit obligation referred to below of $3.5 million and $1.8 million, respectively.

*** Rate was changed effective December 31, 1997 and resulted in a $2.8 million increase in the projected benefit obligation.

The Company's plan has assets in excess of its accumulated benefit obligations. Plan assets generally include equity and fixed income funds. The following tables provide a reconciliation of the changes of the fair value of assets in the plan and plan benefit obligations during the two-year period ended December 31, 1999, and a statement of the funded status as of December 31, 1999 and 1998 (in thousands):

          Reconciliation of Fair Value of Plan Assets
                                                                     1999              1998
                                                                 --------------    --------------

 Balance at beginning of year                                    $   52,912        $   46,774
 Actual return on plan assets                                         7,999             5,912
 Employer contribution                                                1,406             3,096
 Benefit payments                                                    (3,135)           (2,870)
                                                                 --------------    --------------

 Balance at end of year                                          $   59,182        $   52,912
                                                                 ==============    ==============

              Reconciliation of Benefit Obligation
                                                                     1999              1998
                                                                 --------------    --------------

 Balance at beginning of year                                    $   58,492        $   50,167
 Service cost                                                         1,207             1,251
 Interest cost                                                        3,848             3,601
 Actuarial (gain) loss                                               (6,534)            6,343
 Benefit payments                                                    (3,135)           (2,870)
                                                                 --------------    --------------

 Balance at end of year                                          $   53,878        $   58,492
                                                                 ==============    ==============

                         Funded Status
                                                                     1999              1998
                                                                 --------------    --------------

 Funded status at December 31,                                   $     5,304       $   (5,580)
 Unrecognized transition obligation                                        6               12
 Unrecognized prior service cost                                        (147)            (226)
 Unrecognized (gain) loss                                             (7,612)           3,216
                                                                 --------------    --------------

 Net amount recognized, before additional minimum liability      $   (2,449)       $   (2,578)
                                                                 ==============    ==============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1999, 1998 & 1997 (continued)

[10]  Employee Benefit Plans (continued)

The Company also has an unfunded supplemental retirement plan for certain employees whose benefits under the defined benefit plan described above are reduced because of compensation limitations under federal tax laws. Pension expense for this plan was $0.3 million in 1999 and $0.2 million in both 1998 and 1997. At December 31, 1999, the projected benefit obligation was $2.0 million. A corresponding accumulated benefit obligation of $1.4 million at December 31, 1999 and $1.3 million at December 31, 1998, which approximate the amount of vested benefits, have been recognized as a liability in the consolidated balance sheets.

The Company also has a contributory Section 401(k) plan and a noncontributory Employee Stock Ownership Plan ("ESOP") which cover its executive, professional, administrative and clerical employees, subject to certain specified service requirements. Under the terms of the Section 401(k) plan, the provision, which averaged $0.2 million for each of the three years ended December 31, 1999, is based on a specified percentage of profits, subject to certain limitations. Contributions to the related ESOT, which averaged $1.3 million for each of the three years ended December 31, 1999, are determined by the Board of Directors and may be paid in cash or shares of the Company's Common Stock. In accordance with the provisions of the ESOP and effective as of December 31, 1999, the Board of Directors of the Company approved the termination of the ESOP and the distribution of all remaining shares of common stock of the Company held by the ESOT to the ESOP participants in 2000.

In addition, the Company has an incentive compensation plan for key employees which is generally based on achieving certain levels of profit within their respective business units.

The Company also contributes to various multi-employer union retirement plans under collective bargaining agreements which provide retirement benefits for substantially all of its union employees. The aggregate amounts provided in accordance with the requirements of these plans were $5.4 million in 1999, $4.9 million in 1998 and $4.4 million in 1997. The Multi-employer Pension Plan Amendments Act of 1980 defines certain employer obligations under multi-employer plans. Information regarding union retirement plans is not available from plan administrators to enable the Company to determine its share of unfunded vested liabilities.

[11]  Contingencies and Commitments

All contingencies and commitments previously related to Rincon Center, a real estate development joint venture in which the Company's wholly-owned real estate subsidiary was the managing general partner, were satisfactorily resolved in connection with the disposition of this property during 1999 (see Note 2).

During 1997, a construction joint venture, in which the Company is a 50% participant, entered into a $5 million line of credit, secured by the joint venture's accounts receivable. The line of credit is available for the duration of the joint venture and is guaranteed by the Company on a joint and several basis. As of December 31, 1999, $3.1 million was outstanding under the line.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1999, 1998 & 1997 (continued)

[11]  Contingencies and Commitments (continued)

On February 16, 1999, the U.S. Court of Appeals for the District of Columbia vacated the April 1995 and July 1997 Orders and remanded the case back to the successor judge with instructions for the successor judge to consider certain post-trial motions to the same extent an original judge would have, and to make findings and conclusions regarding the unresolved issues, giving appropriate consideration to whether or not witnesses must be recalled. During 1999 a new successor judge was appointed. Based on the suggestion of the successor judge, the parties have agreed to participate in non-binding mediation. If the parties do not agree to a settlement based on the mediation process or otherwise, a final judgement will be entered by the District Court upon the completion of these Appeals Court-directed procedures. The actual funding of net damages, if any, will be deferred until the litigation process is complete.

Contingent liabilities also include liability of contractors for performance and completion of both company and joint venture construction contracts. In addition, the Company is a defendant in various lawsuits, arbitration and alternative dispute resolution ("ADR") proceedings. In the opinion of management, the resolution of these proceedings will not have a material effect on the results of operation or financial condition as reported in the accompanying consolidated financial statements.

[12]  Unaudited Quarterly Financial Data

The following table sets forth unaudited quarterly financial data for the years ended December 31, 1999 and 1998 (in thousands, except per share amounts):

                                                               1999 by Quarter
                                          ----------------------------------------------------------
                                             1st*            2nd            3rd             4th
                                          -----------    -------------   -----------     -----------
 Revenues                                 $ 251,819      $ 279,527       $ 244,887       $ 243,251
                                          -----------    -------------   -----------     -----------

 Income from continuing operations        $   2,805      $   4,321       $   4,601       $   4,630
 Loss from discontinued operations             (381)       (99,624)**       --              --
                                          -----------    -------------   -----------     -----------
 Net income (loss)                        $   2,424      $ (95,303)      $   4,601       $   4,630
                                          -----------    -------------   -----------     -----------

 Basic and diluted earnings (loss) per
 common share:
         Continuing operations            $     .23      $     .49       $     .53       $     .53
         Discontinued operations               (.07)        (17.72)         --              --
                                          -----------    -------------   -----------     -----------
          Total                           $     .16      $  (17.23)      $     .53       $     .53
                                          -----------    -------------   -----------     -----------

                                                              1998 by Quarter*
                                          ----------------------------------------------------------
                                             1st             2nd            3rd             4th
                                          -----------    -------------   -----------     -----------

 Revenues                                 $ 219,202      $ 273,761       $ 247,730       $ 270,629
                                          -----------    -------------   -----------     -----------

 Income from continuing operations        $   2,594      $   3,550       $   4,352       $   5,553
 Loss from discontinued operations             (375)          (436)           (615)         (2,971)
                                          -----------    -------------   -----------     -----------
 Net income                               $   2,219      $   3,114       $   3,737       $   2,582
                                          -----------    -------------   -----------     -----------

 Basic and diluted earnings (loss) per
 common share:
         Continuing operations            $     .22      $     .39       $     .53       $     .75
         Discontinued operations               (.07)          (.08)           (.11)           (.55)
                                          -----------    -------------   -----------     -----------
          Total                           $     .15      $     .31       $     .42       $     .20
                                          -----------    -------------   -----------     -----------

*       Restated  to  reflect  the   treatment  of   discontinued   real  estate
        development operations in accordance with APB No. 30.

** Includes a $99.3 million change based on a plan adopted by the Company effective June 30, 1999, to withdraw completely from the real estate development business (see Note 2).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1999, 1998 & 1997 (continued)

[13]  Business Segments

Business segment information presented below was determined in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information".

The Company is currently engaged in the construction  business.  As discussed in
Note 2, effective June 30, 1999 the Company adopted a plan to withdraw completely from the real estate development business and to wind down the operations of the Company's real estate development subsidiary. The Company provides general contracting, construction management and design-build services to private clients and public agencies throughout the United States and selected overseas locations. The Company's construction business involves two basic segments: building and civil. The building operation services both private clients and public agencies from regional offices located in Boston, Phoenix, Las Vegas, Detroit and Atlantic City and includes a broad range of building construction projects, such as hotels, casinos, health care, correctional facilities, sports complexes, residential, commercial, civic, cultural and educational facilities. The civil operation is focused on public civil work in the East and selectively in other geographic locations and includes large, ongoing urban infrastructure repair and replacement projects such as highway and bridge rehabilitation, mass transit projects and waste water treatment facilities. During 1998 and 1999, the Company's chief operating decision making group consisted of the Chairman, the President & Chief Executive Officer, the President of Perini Building Company and the President of Perini Civil Construction which decided how to allocate resources and assess performance of the business segments. Generally, the Company evaluates performance of its operating segments on the basis of pre-tax profit and cash flow. The accounting policies applied by each of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). The following tables set forth certain business and geographic segment information relating to the Company's operations for the three years ended December 31, 1999 (in thousands):


1999:                                           Reportable Segments
                                   -----------------------------------------------
                                                                                                        Consolidated
                                     Building          Civil            Totals         Corporate            Total
                                   -------------    ------------     -------------    -------------     --------------

Revenues                           $  696,407       $  323,077       $ 1,019,484      $       -         $ 1,019,484
Income from Operations             $   16,716       $    14,644      $    31,360      $   (7,526)*      $    23,834
Assets                             $   95,915       $  106,252       $   202,167      $   73,321**      $   275,488
Capital Expenditures               $      596       $    1,003       $     1,599      $       -         $     1,599

1998 (Restated):                                Reportable Segments
                                   -----------------------------------------------
                                                                                                        Consolidated
                                     Building          Civil            Totals         Corporate            Total
                                   -------------    ------------     -------------    -------------     --------------

Revenues                           $  679,296       $  332,026       $ 1,011,322      $       -         $ 1,011,322
Income from Operations             $   18,213       $   15,495       $    33,708      $   (7,434)*      $    26,274
Assets                             $  113,919       $  100,486       $   214,405      $  161,061**      $   375,466
Capital Expenditures               $      504       $      914       $     1,418      $       -         $     1,418

1997 (Restated):                                Reportable Segments
                                   -----------------------------------------------
                                                                                                        Consolidated
                                     Building          Civil            Totals         Corporate            Total
                                   -------------    ------------     -------------    -------------     --------------

Revenues                           $  888,809       $  387,224       $ 1,276,033      $      -          $ 1,276,033
Income from Operations             $   14,637       $   13,849       $    28,486      $   (7,982)*      $    20,504
Assets                             $  146,384       $  115,336       $   261,720      $ 1 45,568**      $    407,288
Capital Expenditures               $      632       $    1,064       $     1,696      $      -          $      1,696

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1999, 1998 & 1997 (continued)

[13]  Business Segments (continued)

*       In all years, consists of corporate general and administrative expenses.

** In all years, corporate assets consist principally of cash, cash equivalents, marketable securities, other investments available for general corporate purposes, and net assets from discontinued operations.

In 1999, revenues from one customer of the building segment totaled approximately $148 million of consolidated revenues. Also in 1999, revenues from various agencies of both the Commonwealth of Massachusetts and the City of New York in the civil segment totaled approximately $167 million and $118 million, respectively, of consolidated revenues. In 1998, revenues from one customer of the building segment totaled approximately $330 million of consolidated revenues. Also in 1998, revenues from various agencies of both the Commonwealth of Massachusetts and the City of New York in the civil segment totaled approximately $153 million and $115 million, respectively, of consolidated revenues. In 1997, revenues from one customer of the building segment totaled approximately $276 million of consolidated revenues. Also in 1997, revenues from various agencies of both the Commonwealth of Massachusetts and the City of New York in the civil segment totaled approximately $141 million and $165 million, respectively, of consolidated revenues.

Information concerning principal geographic areas was as follows:

                                               Revenues
                         -----------------------------------------------------
                              1999               1998               1997
                                              (Restated)         (Restated)
                         ---------------    ---------------     --------------

United States            $     968,825      $     982,471       $  1,257,007
Foreign                         50,659             28,851             19,026
                         ---------------    ---------------     --------------

Total                    $   1,019,484      $   1,011,322       $  1,276,033
                         ===============    ===============     ==============


                                    Income (Loss) from Operations
                         -----------------------------------------------------

                              1999               1998               1997
                                              (Restated)         (Restated)
                         ---------------    ---------------     --------------

United States            $     30,508       $      31,516       $     26,561
Foreign                           852               2,192              1,925
Corporate                      (7,526)             (7,434)            (7,982)
                         ---------------    ---------------     --------------
Total                    $     23,834       $      26,274       $     20,504
                         ===============    ===============     ==============

Because a substantial portion of the Company's international revenues is derived mainly from construction management services, long-lived assets outside the United States are immaterial and therefore not presented here.

There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets since the last annual report, except for the breakout between segments and the negative impact on total assets in 1999 caused by the estimated loss on disposal of the real estate business segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1999, 1998 & 1997 (continued)

[14]  Related Party Transactions

Effective with the issuance of the Series B Preferred Stock described in Note 7 above, the Company entered into an agreement with Tutor-Saliba Corporation ("TSC"), a California corporation engaged in the construction industry, and Ronald N. Tutor, Chief Executive Officer and sole stockholder of TSC, to provide certain management services, as defined. At January 17, 1997, TSC held and still holds 351,318 shares of the Company's $1.00 par value Common Stock which currently represents an approximate 6.2% interest, and participates in joint ventures with the Company, the Company's share of which contributed $8.6 million, $40.4 million and $113.6 million to the Company's consolidated revenues in 1999, 1998 and 1997, respectively. Mr. Tutor was appointed as one of the three new directors in accordance with the terms of the Series B Preferred Stock transaction, a member of the Executive Committee of the Board and, during 1997, acting Chief Operating Officer of the Company. Effective January 1, 1998, Mr. Tutor was elected Vice Chairman of the Board of Directors and effective May 13, 1999 was elected Chairman of the Board of Directors. Compensation for the management services consists of a monthly payment of $12,500 to TSC and options granted to Mr. Tutor to purchase 150,000 shares of the Company's $1.00 par value Common Stock at fair market value (which are included as part of the 225,000 options granted in 1997 as described in Note 9) and additional options granted to Mr. Tutor to purchase 75,000 shares of the Company's $1.00 par value Common Stock at fair market value, of which options to acquire 45,000 shares were granted in December 1998 and the remaining options to acquire 30,000 shares were granted effective in early 1999 (see Note 9).

During 1997, the Company, with the approval of its Board of Directors, consummated a transaction whereby it sold its 20% interest in two joint ventures to TSC, the sponsoring partner, for a negotiated price of $4.5 million, representing the Company's share of the total forecasted profit less a discount of approximately 7%. Since one project was approximately 24% complete and the other project was 57% complete as of December 31, 1997, the impact of this transaction was to accelerate approximately $3.2 million of contract profits and receipt of the related cash into 1997.

The new investors that are planning to invest $40 million of new equity in the Company as described in Note 15 consist of Tutor-Saliba Corporation (see above), O&G Industries, Inc. ("O&G"), a participant in certain construction joint ventures with the Company, and National Union Fire Insurance Company of Pittsburgh, Pa., a wholly-owned subsidiary of American International Group, Inc. ("AIG"), a provider of insurance and insurance related services to the Company. Each of the new investors will be entitled to appoint a member to the Company's Board of Directors. O&G currently holds 150,000 shares of the Company's common stock, $1.00 par value, and participates in joint ventures with the Company, the Company's share of which contributed $4.2 million, $39.4 million and $121.3 million to the Company's consolidated revenues in 1999, 1998 and 1997, respectively. Payments to AIG for insurance and insurance related services approximated $5.2 million in 1999, $4.8 million in 1998 and $5.9 million in 1997.

[15]  Subsequent Events

New Equity

On February 5, 2000, the Company entered into a definitive Securities Purchase Agreement ("Purchase Agreement") with Tutor-Saliba Corporation, a company controlled by Ronald N. Tutor, Chairman of the Board of Directors of the Company, O&G Industries, Inc., and National Union Fire Insurance Company of Pittsburgh, Pa., a wholly-owned subsidiary of American International Group, Inc., (collectively, the "New Investors"), whereby the New Investors have agreed to purchase 9,411,765 shares of common stock at $4.25 per share for an aggregate amount of $40 million ("the Transaction"). These funds would be used to mitigate the continuing effects of the Company's negative net worth on its business and financial condition and to provide additional working capital and liquidity for its ongoing core construction operations. The Company's net worth became negative as of June 30, 1999 due to the $99.3 million non-cash provision for estimated loss on the disposal of the Company's real estate development business segment as described in more detail under "Discontinued Operations" in Note 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1999, 1998 & 1997 (continued)

[15]  Subsequent Events (continued)

The Transaction is subject to, among other things, the following events or approvals:

        (i) Approval by a majority of the shareholders entitled to vote and not affiliated or associated with the New Investors of (a) the Transaction as described in the Purchase Agreement and (b) an increase in the number of authorized shares of the Company's Common Stock to at least as many shares as are required to consummate the Transaction;

        (ii) Agreement by all of the holders of the Company's Series B Preferred Stock, which has a current accreted face amount of approximately $40 million as of December 15, 1999, (see Note 7), to convert their securities into shares of $1.00 par value common stock of the Company at $5.50 per share of common stock; and

        (iii) Certain other conditions, including the completion of due diligence.

If the Transaction is consummated, the shares of common stock held by the New Investors and the former holders of the Series B Preferred Stock will approximate 42.0% and 32.5% of the Company's voting rights, respectively.

If this Transaction had been closed on December 31, 1999, the pro forma impact on the December 31, 1999 balance sheet would have been as follows (in millions):

                                          As Reported      Pro Forma
                                          ------------    ------------

 Working Capital                            $  48.4         $  75.4
 Long-term Debt                             $  41.1         $  30.6
 Series B Preferred Stock                   $  37.7         $    -
 Stockholders' Equity (Deficit)             $ (36.6)        $  38.6
 Total Assets                               $ 275.5         $ 275.5

The Company's Common Stock, $1.00 par value, issued in connection with the above Transactions will initially be restricted in that it may not be sold or otherwise disposed of except pursuant to the terms of a shareholders' agreement between and among the New Investors, the former owners of the Series B Preferred Stock and the Company for a period of time, generally six years from the date of the Transaction being consummated.

If the Transaction is not consummated, management's intent would be to renegotiate the terms of its credit facility and continue to pay the in-kind dividend on the Series B Preferred Stock.

New Credit Agreement

Subject to and concurrent with the closing of the new equity transaction referred to above, the Company's Bank Group has agreed in principle to extend and restructure its Revolving Credit Agreement (see Note 4).

Report of Independent Public Accountants



To the Stockholders of Perini Corporation:

We have audited the accompanying consolidated balance sheets of PERINI CORPORATION (a Massachusetts corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perini Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP



Boston, Massachusetts
February 11, 2000

Report of Independent Public Accountants on Schedules



To the Stockholders of Perini Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated February 11, 2000. Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplemental schedule listed in the accompanying index is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP



Boston, Massachusetts
February 11, 2000

                                                                     Schedule II

                       Perini Corporation and Subsidiaries
                 Valuation and Qualifying Accounts and Reserves
              for the Years Ended December 31, 1999, 1998 and 1997
                            (In Thousands of Dollars)



                                                                   Additions
                                                          -----------------------------
                                         Balance at       Charged to       Charged to       Deductions        Balance
                                         Beginning          Costs &          Other             from           at End
Description                               of Year          Expenses         Accounts         Reserves          of Year
-----------                             -------------     ------------    -------------     ------------      ----------

Year Ended December 31, 1999
Reserve for real estate investments     $    21,724       $    99,311     $   --            $ 97,413     (1)  $  23,622
                                        =============     ============    =============     ============      ==========

Year Ended December 31, 1998
Reserve for doubtful accounts           $        40       $        --     $   --            $     40     (2)  $      --
                                        =============     ============    =============     ============      ==========

Reserve for real estate investments     $    23,171       $       400     $   --            $  1,847     (1)  $  21,724
                                        =============     ============    =============     ============      ==========

Year Ended December 31, 1997
Reserve for doubtful accounts           $       160       $        --     $   --            $    120     (3)  $      40
                                        =============     ============    =============     ============      ==========

Reserve for depreciation on real
estate properties used in operations    $        --       $       226     $   --            $    226     (4)  $      --
                                        =============     ============    =============     ============      ==========

Reserve for real estate investments     $    84,083       $       508     $   --            $ 61,420     (1)  $  23,171
                                        =============     ============    =============     ============      ==========


(1)     Represents sales or other dispositions of real estate properties.

(2)     Represents reserve no longer required.

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

                        10.18 Amendment No. 1 as of November 10, 1997 to the Amended and Reinstated Credit Agreement dated as of January 17, 1997 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank, as Co-Agent - Exhibit 10.18 to 1998 Form 10-K as filed.

                        10.19 Amendment No. 2 as of August 31, 1998 to the Amended and Reinstated Credit Agreement dated as of January 17, 1997 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank, as Co-Agent - Exhibit 10.19 to 1998 Form 10-K as filed.

                        10.20 Amendment No. 3 as of September 9, 1998 to the Amended and Reinstated Credit Agreement dated as of January 17, 1997 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank, as Co-Agent - Exhibit 10.20 to 1998 Form 10-K as filed.

                        10.21 Amendment No. 4 as of September 30, 1998 to the Amended and Reinstated Credit Agreement dated as of January 17, 1997 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank, as Co-Agent - Exhibit 10.21 to 1998 Form 10-K as filed.

                        10.22 Amendment No. 5 as of November 16, 1998 to the Amended and Reinstated Credit Agreement dated as of January 17, 1997 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank, as Co-Agent - Exhibit 10.22 to 1998 Form 10-K as filed.

                                  Exhibit Index
                                   (Continued)

                        10.23 Amendment No. 6 as of December 1, 1998 to the Amended and Reinstated Credit Agreement dated as of January 17, 1997 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank, as Co-Agent - Exhibit 10.23 to 1998 Form 10-K as filed.

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

                        10.26 Amendment No. 9 as of October 1, 1999 to the Amended and Restated Credit Agreement dated as of January 17, 1997 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank, as Co-Agent - Exhibit 10.26 to Perini Corporation's Form 10-Q for the fiscal quarter ended September 30, 1999 filed on November 12, 1999.

                        10.27 Amendment No. 10 as of October 19, 1999 to the Amended and Restated Credit Agreement dated as of January 17, 1997 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank, as Co-Agent - Exhibit 10.27 to Perini Corporation's Form 10-Q for the fiscal quarter ended September 30, 1999 filed on November 12, 1999.

                        10.28 Amendment No. 11 as of January 21, 2000 to the Amended and Restated Credit Agreement dated January 17, 1997 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as Agent, and Fleet National Bank, as Co-Agent - filed herewith.

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

        Exhibit 99. Additional Exhibits

                99.1    Combined    Financial    Statements    of    Significant
                        Construction Joint Ventures - filed herewith.

                                                                      Exhibit 21

                                                 Perini Corporation
                                           Subsidiaries of the Registrant


                                                                                                        Percentage
                                                                                                        of Interest
                                                                                                         or Voting
                                                                               Place of                 Securities
                              Name                                           Organization                  Owned
-----------------------------------------------------------------     ----------------------------     --------------
Perini Corporation                                                    Massachusetts

        Perini Building Company, Inc.                                 Arizona                              100%

        Perini Environmental Services, Inc.                           Delaware                             100%

        International Construction Management Services, Inc.          Delaware                             100%

               Percon Constructors, Inc.                              Delaware                             100%

        Perini Management Services, Inc. (f/k/a Perini
        International Corporation)                                    Massachusetts                        100%

        Bow Leasing Company, Inc.                                     New Hampshire                        100%

        Perini Land & Development Company, Inc.                       Massachusetts                        100%

               Paramount Development Associates, Inc.                 Massachusetts                        100%

               Perini Resorts, Inc.                                   California                           100%

               Perini Central Limited Partnership                     AZ Limited Partnership                75%

               Perini Eagle Limited Partnership                       AZ Limited Partnership                50%

               Perini/138 Joint Venture                               GA General Partnership                49%

               Perini/RSEA Partnership                                GA General Partnership                50%


                                                                      Exhibit 23


                    Consent of Independent Public Accountants


As independent public accountants, we hereby consent to the use of our reports, dated February 11, 2000, included in Perini Corporation's Annual Report on this Form 10-K for the year ended December 31, 1999, and into the Company's previously filed Registration Statements Nos. 2-82117, 33-24646, 33-46961, 33-53190, 33-53192, 33-60654, 33-70206, 33-52967, 33-58519, 333-03417,
333-26423, 333-51911 and 333-75905.

ARTHUR ANDERSEN LLP



Boston, Massachusetts
March 14, 2000

                                                                      Exhibit 24

                                Power of Attorney

We, the undersigned, Directors of Perini Corporation, hereby severally constitute Robert Band and Dennis M. Ryan, and each of them singly, our true and lawful attorneys, with full power to them and to each of them to sign for us, and in our names in the capacities indicated below, any Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 to be filed with the Securities and Exchange Commission and any and all amendments to said Annual Report on Form 10-K, hereby ratifying and confirming our signatures as they may be signed by our said Attorneys to said Annual Report on Form 10-K and to any and all amendments thereto and generally to do all such things in our names and behalf and in our said capacities as will enable Perini Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

WITNESS our hands and common seal on the date set forth below.

/s/Robert Band               Director        March 10, 2000
---------------------        --------- ---------------------
Robert Band                                    Date

/s/Richard J. Boushka        Director        March 10, 2000
---------------------       --------- ---------------------
Richard J. Boushka                             Date

/s/Arthur I. Caplan          Director        March 10, 2000
---------------------        --------- ---------------------
Arthur I. Caplan                               Date

/s/Marshall M. Criser        Director        March 10, 2000
---------------------        --------- ---------------------
Marshall M. Criser                             Date

/s/Frederick Doppelt         Director        March 10, 2000
---------------------       --------- ---------------------
Frederick Doppelt                              Date

/s/Arthur J. Fox, Jr.        Director        March 10, 2000
---------------------       --------- ---------------------
Arthur J. Fox, Jr.                             Date

/s/Nancy Hawthorne           Director        March 10, 2000
---------------------       --------- ---------------------
Nancy Hawthorne                                Date

/s/Michael R. Klein          Director        March 10, 2000
---------------------       --------- ---------------------
Michael R. Klein                               Date

/s/Douglas J. McCarron       Director        March 10, 2000
---------------------       --------- ---------------------
Douglas J. McCarron                            Date

/s/Jane E. Newman            Director        March 10, 2000
---------------------       --------- ---------------------
Jane E. Newman                                 Date

/s/ David B. Perini          Director        March 10, 2000
---------------------       --------- ---------------------
David B. Perini                                Date

/s/Ronald N. Tutor           Director        March 10, 2000
---------------------       --------- ---------------------
Ronald N. Tutor                                Date