Form 10-Q
period 2000-03-31
PERINI CORP
filed 2000-05-09
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2000

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

Yes   X     No

Number of shares of common  stock of  registrant  outstanding  at May 10,  2000:
22,584,469



                                          PERINI CORPORATION & SUBSIDIARIES

                                                        INDEX


                                                                                                   Page Number
                                                                                                   -----------
Part I. -       Financial Information:
                Item 1.    Financial Statements
                           Consolidated Condensed Balance Sheets -                                      3
                           March 31, 2000 and December 31, 1999

                           Consolidated Condensed Statements of Operations -                            4
                            Three Months ended March 31, 2000 and 1999

                           Consolidated Condensed Statements of Cash Flows -                            5
                           Three Months ended March 31, 2000 and 1999

                           Notes to Consolidated Condensed Financial Statements                         6 - 11

                Item 2.    Management's Discussion and Analysis of the Consolidated Financial           12 - 15
                           Condition and Results of Operations

                Item 3.    Quantitative and Qualitative Disclosures About Market Risk                   15

Part II. -      Other Information:

                Item 1.    Legal Proceedings                                                            16

                Item 2.    Changes in Securities and Use of Proceeds                                    16

                Item 3.    Defaults Upon Senior Securities                                              16

                Item 4.    Submission of Matters to a Vote of Security Holders                          17

                Item 5.    Other Information                                                            17

                Item 6.    Exhibits and Reports on Form 8-K                                             17 - 20

                Signatures                                                                              21


                                         PERINI CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                                        MARCH 31, 2000 AND DECEMBER 31, 1999
                                                   (In Thousands)


                                       ASSETS
                                                                                        MARCH 31,          DEC. 31,
                                                                                          2000               1999
                                                                                      --------------     -------------

Cash                                                                                  $ 46,933           $ 58,193
Accounts and Notes Receivable                                                           91,655             93,785
Unbilled Work                                                                           13,901             14,283
Construction Joint Ventures                                                             82,973             82,493
Net Current Assets of Discontinued Operations (Note 7)                                  11,479             12,695
Other Current Assets                                                                       758                647
                                                                                      --------------     -------------
     Total Current Assets                                                             $247,699           $262,096
                                                                                      --------------     -------------

Other Assets                                                                          $  3,497           $  3,575
                                                                                      --------------     -------------

Property and Equipment, less Accumulated Depreciation of $17,648 in 2000 and
$17,438 in 1999                                                                       $  9,585           $  9,817
                                                                                      --------------     -------------

                                                                                      $260,781           $275,488
                                                                                      ==============     =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Maturities of Long-Term Debt (Note 3)                                         $ 14,537           $ 32,158
Accounts Payable                                                                        77,031             83,578
Advances from Construction Joint Ventures                                                2,406             14,104
Deferred Contract Revenue                                                               37,932             45,088
Accrued Expenses                                                                        43,857             38,738
                                                                                      --------------     -------------
     Total Current Liabilities                                                        $175,763           $213,666
                                                                                      --------------     -------------

Deferred Income Taxes and Other Liabilities                                           $ 19,359           $ 19,664
                                                                                      --------------     -------------

Long-Term Debt, less current maturities included above (Note 3)                       $ 22,549           $ 41,091
                                                                                      --------------     -------------

Redeemable Convertible Series B Preferred Stock (Note 3):                             $   ---            $ 37,685
                                                                                      --------------     -------------

Stockholders' Equity (Deficit) (Note 3):
  Preferred Stock                                                                     $    100           $    100
  Series A Junior Participating Preferred Stock                                           ---                ---
  Stock Purchase Warrants                                                                2,233              2,233
  Common Stock                                                                          22,645              5,743
  Paid-In Surplus                                                                      101,214             43,561
  Retained Earnings (Deficit)                                                          (82,117)           (87,290)
                                                                                      --------------     -------------
                                                                                      $ 44,075           $(35,653)
  Less - Treasury Stock                                                                    965                965
                                                                                      --------------     -------------
     Total Stockholders' Equity (Deficit)                                             $ 43,110           $(36,618)
                                                                                      --------------     -------------

                                                                                      $260,781           $275,488
                                                                                      ==============     =============



   The accompanying notes are an integral part of these financial statements.

                                                  PERINI CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                          FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                                   (In Thousands, Except Share Data)



                                                                                             THREE MONTHS
                                                                                            ENDED MARCH 31,

                                                                                        2000               1999
                                                                                   ---------------    ---------------
                                                                                                         (Note 7)
CONTINUING OPERATIONS:

Construction Revenues (Note 8)                                                     $     197,902      $     251,819

Cost of Operations                                                                       185,806            240,754
                                                                                   ---------------    ---------------

Gross Profit                                                                       $      12,096      $      11,065

General and Administrative Expenses
                                                                                           6,221              6,168
                                                                                   ---------------    ---------------

INCOME FROM OPERATIONS (Note 8)                                                    $       5,875      $      4,897

Other Income (Expense), Net                                                                  306               (304)
Interest Expense                                                                          (1,708)            (1,588)
                                                                                   ---------------    ---------------

Income from Continuing Operations before Income Taxes                              $       4,473      $       3,005

Credit (Provision) for Income Taxes (Note 4)                                                 700               (200)
                                                                                   ---------------    ---------------

INCOME FROM CONTINUING OPERATIONS                                                  $       5,173      $       2,805
                                                                                   ---------------    ---------------

LOSS FROM DISCONTINUED OPERATIONS (Notes 4 and 7)                                  $       ---        $        (381)
                                                                                   ---------------    ---------------

NET INCOME                                                                         $       5,173      $       2,424
                                                                                   ===============    ===============


BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE (Note 5):

Income from Continuing Operations                                                  $         .54      $         .23
Loss from Discontinued Operations                                                          ---                 (.07)
                                                                                   ---------------    ---------------
     Total                                                                         $         .54      $         .16
                                                                                   ===============    ===============

DIVIDENDS PER COMMON SHARE (Note 6)                                                $       ---        $        ---
                                                                                   ===============    ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 5)                                    6,239,502          5,436,419
                                                                                   ===============    ===============


   The accompanying notes are an integral part of these financial statements.

                                         PERINI CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                                   (In Thousands)

                                                                                                THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                          2000              1999
                                                                                       ------------     --------------
                                                                                                          (Note 7)
Cash Flows from Operating Activities:
Net Income                                                                             $    5,173       $    2,424
Adjustments to reconcile net income to net cash from operating activities:
  Loss from discontinued operations                                                          ---               381
  Depreciation and amortization                                                               497              764
  Noncurrent deferred taxes and other liabilities                                            (836)             880
  Distributions greater than earnings of joint ventures and affiliates                      3,897            1,704
  Cash used by changes in components of working capital other than cash, net current assets of discontinued operations and current maturities
    of long-term debt                                                                     (17,228)         (41,747)
  Other non-cash items, net                                                                   (28)             (14)
                                                                                       ------------     --------------

    NET CASH USED BY OPERATING ACTIVITIES                                              $   (8,525)       $  (35,608)
                                                                                       ------------     --------------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment                                         $       36       $       49
  Cash distributions of capital from unconsolidated joint ventures                           ---               450
  Acquisition of property and equipment                                                      (168)            (429)
  Capital contributions to unconsolidated joint ventures                                   (4,205)          (6,800)
  Proceeds from discontinued operations (Note 7)                                            1,216              219
  Investment in other activities                                                             (852)              34
                                                                                       ------------     --------------

    NET CASH USED BY INVESTING ACTIVITIES                                              $   (3,973)      $   (6,477)
                                                                                       ------------     --------------

Cash Flows from Financing Activities:
  Proceeds from issuance of Common Stock, net                                          $   37,401       $     ---
  Proceeds from long-term debt                                                               ---            18,034
  Reduction of long-term debt                                                             (36,163)            ---
  Treasury Stock issued                                                                      ---               155
                                                                                       ------------     --------------

    NET CASH PROVIDED FROM FINANCING ACTIVITIES                                        $    1,238       $   18,189
                                                                                       ------------     --------------

Net Decrease in Cash                                                                   $  (11,260)      $  (23,896)
Cash at Beginning of Year                                                                  58,193           46,507
                                                                                       ------------     --------------

Cash at End of Period                                                                  $   46,933       $   22,611
                                                                                       ============     ==============

Supplemental Disclosure of Cash paid during the period for:
  Interest                                                                             $    1,834       $    1,945
                                                                                       ============     ==============
  Income tax payments                                                                  $      178       $       47
                                                                                       ============     ==============

Supplemental Disclosures of Non-cash Transactions:
  Dividends paid in shares of Series B Preferred Stock (Note 6)                        $    1,161       $      907
                                                                                       ============     ==============
  Conversion of Series B Preferred Stock into Common Stock
  at $5.50 per share (Note 3)                                                          $   38,942       $     ---
                                                                                       ============     ==============


   The accompanying notes are an integral part of these financial statements.

                       PERINI CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(1)  Basis of Presentation
--------------------------

     The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, except for the presentation of Discontinued Operations as more fully described in Note 7 below, necessary to present fairly the Company's financial position as of March 31, 2000 and December 31, 1999 and results of operations and cash flows for the three month periods ended March 31, 2000 and 1999. The results of operations for the three month period ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000 because the Company's results are primarily generated from a limited number of significant active contracts. Therefore, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

 (2)    Significant Accounting Policies
 --------------------------------------

     The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note (1) to such financial statements included in Form 10-K for the year ended December 31, 1999. The Company has made no significant change in these policies during 2000.

(3)      Recapitalization
-------------------------

     On March 29, 2000 (the "Closing Date"), the Company completed the sale of 9,411,765 shares of common stock, par value $1.00 of the Company (the "Common Stock"), for an aggregate of $40 million, or $4.25 per share (the "Purchase"), to Tutor-Saliba Corporation ("TSC"), O&G Industries, Inc. ("O&G"), and National Union Fire Insurance Company of Pittsburgh, Pa., a wholly owned subsidiary of American International Group, Inc. ("National Union" and together with TSC and O&G, the "New Investors") pursuant to a Securities Purchase Agreement dated as of February 5, 2000 by and among the Company and the New Investors. Tutor-Saliba Corporation is owned and controlled by Ronald N. Tutor, who serves as Chairman of the Company's Board of Directors and Chief Executive Officer.

     In connection with the Purchase, TSC acquired 2,352,942 shares of Common Stock for a total consideration of $10,000,000, O&G acquired 2,352,941 shares of Common Stock for a total consideration of $10,000,000 and National Union acquired 4,705,882 shares of Common Stock for a total consideration of $20,000,000.

     Concurrent with the closing of the Purchase and as a condition thereto, the Company exchanged 100% of its Redeemable Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") (which had a current accreted face amount of approximately $41.2 million) for an aggregate of 7,490,417 shares of common stock at an exchange price of $5.50 per share (the "Exchange" and together with the Purchase, the "Transaction") pursuant to certain Exchange Agreements by and between the Company and each of The Union Labor Life Insurance Company, acting on behalf of its Separate Account P ("ULLICO"), PB Capital Partners, L.P. ("PB Capital") and The Common Fund for Non-Profit Organizations ("The Common Fund").

                       PERINI CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)


     In connection with the Transaction, the Company amended its By-Laws to remove provisions creating an Executive Committee of the Board of Directors and granting certain powers to it and amended its Restated Articles of Organization as of the Closing Date to increase the number of authorized shares of Common Stock from 15,000,000 shares to 40,000,000 shares and to amend the Series B Preferred Stock Certificate of Vote. The Company also entered into a Shareholder's Agreement and a Registration Rights Agreement, each by and among the Company, the New Investors, Ronald N. Tutor, BLUM Capital Partners, L.P., PB Capital, The Common Fund and ULLICO dated as of the Closing Date. The Shareholders' Agreement contains provisions that define, among other things, certain put and call rights and rights of first refusal between National Union and TSC, tag-along rights of the New
     Investors and former holders of Series B Preferred Stock and certain procedures to protect the Company's use of its net operating losses ("NOLs") for tax purposes. Since the Common Stock issued in connection with the Transaction was not registered under the Securities Act, the Registration Rights Agreement contains provisions that define the rights of the New Investors and former holders of Series B Preferred Stock to require the Company, under certain circumstances, to register some or all of the shares under the Securities Act. In addition, the Company entered into an Amendment to the Shareholder Rights Agreement dated as of the Closing Date whereby the Transaction would not trigger the dilutive provisions of the Agreement.

     A Special Committee of the Company's Board of Directors approved the Transaction after receiving a fairness opinion from the investment banking firm of Houlihan Lokey Howard & Zukin. A majority of outstanding common shares, including a majority of shares held by disinterested shareholders, were voted in favor of the Transaction at a Special Meeting of Stockholders held on March 29, 2000.

     The shares of Common Stock issued in the Purchase represent approximately 42% of the Company's voting rights and the New Investors have the right to nominate three members to the Company's Board of Directors. The New Investors designated Ronald N. Tutor, Raymond R. Oneglia and Christopher H. Lee as their nominees and they were appointed Directors of the Company as of March 29, 2000. The former holders of the Series B Preferred Stock now control approximately 33% of the Company's voting rights and continue to be entitled to nominate two members to the Company's Board of Directors. The former holders of Series B Preferred Stock designated Michael R. Klein and Robert A. Kennedy as their nominees and they were appointed Directors of the Company as of March 29, 2000.

     In connection with the Transaction and as a condition thereto, the Company also entered into an Amended and Restated Credit Agreement (the "New Credit Agreement") with its lenders that extended the credit facility from January 2001 to January 2003. The New Credit Agreement provides for a $35 million term loan (the "Term Loan") and a $21 million revolving credit facility (the "Revolving Credit Facility"). The New Credit Agreement requires that the Company repay the Term Loan quarterly through 2002 and the Revolving Credit Facility by January 21, 2003.

     The effect of the Transaction on Stockholders' Equity was to increase Stockholders' Equity by approximately $76.3 million, from a negative net worth of approximately $36.6 million to a positive net worth of approximately $39.7 million. An analysis of Stockholders' Equity for the three months ended March 31, 2000 follows (in thousands):

                      PERINI CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

                                                          Stock                                Retained
                                            Preferred    Purchase     Common      Paid-In      Earnings    Treasury
                                             Stock       Warrants     Stock       Surplus      (Deficit)    Stock       Total
                                           ----------   --------    --------    ---------     ----------  ---------   --------

Balance - December 31, 1999                $     100    $  2,233    $  5,743    $  43,561     $(87,290)   $  (965)    $(36,618)

Net Income                                       -           -           -            -          5,173        -          5,173

Preferred Stock dividends accrued ($5.31
per share*) (Note 6)                             -           -           -           (531)        -           -           (531)

Series B Preferred Stock dividends
in-kind issued (Note 6)                          -           -           -         (1,161)        -           -         (1,161)

Accretion related to Series B Preferred
Stock                                            -           -           -            (96)        -           -            (96)

Net proceeds received from issuance of
Common Stock                                     -           -         9,412       27,989         -           -          37,401

Exchange of Series B Preferred Stock for
Common Stock                                     -           -         7,490       31,452         -           -          38,942

                                           ------------ ----------- ----------- ------------- ----------- ----------- -----------
Balance - March 31, 2000                   $     100    $  2,233    $ 22,645    $ 101,214     $(82,117)   $  (965)    $  43,110
                                           ============ =========== =========== ============= =========== =========== ===========

*Equivalent to $.53125 per Depositary Share

(4)     Provision For Income Taxes
----------------------------------

     The credit (provision) for income taxes applicable to Income from Continuing Operations reflects a lower-than-normal tax rate in both 2000 and 1999 due to the realization of a portion of the Federal tax benefit not recognized in prior years due to certain accounting limitations. No tax benefit was attributable to Loss from Discontinued Operations in 1999 due to the same accounting limitations. In addition, the credit for income taxes applicable to Income from Continuing Operations in 2000 reflects the reversal of foreign taxes accrued in prior years that are no longer required.

(5)     Per Share Data
----------------------

     Computations of basic and diluted earnings (loss) per common share ("EPS") amounts are based on the weighted average number of the Company's common shares outstanding during the periods presented. The actual basic and diluted EPS for the three months ended March 31, 2000 and 1999 and the pro forma basic and diluted EPS for the three months ended March 31, 2000, assuming the Transaction described in Note 3 closed on January 1, 2000, are calculated as follows (in thousands, except per share amounts):

                      PERINI CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)



                                                                       Three Months Ended March 31,
                                                             --------------------------------------------------
                                                                  2000               2000             1999
                                                                Pro Forma           Actual           Actual
                                                             ----------------    --------------    ------------
Income from Continuing Operations                            $    5,173          $     5,173       $   2,805
                                                             ----------------    --------------    ------------

Less:
  - Accrued dividends on $21.25 Senior Preferred Stock       $     (531)         $      (531)      $    (531)
  - Dividends declared on Series B Preferred Stock                  ---  (a)          (1,161)           (907)
  - Accretion deduction required to reinstate mandatory
    redemption value of Series B Preferred Stock over a
    period of 8-10 years                                            ---  (a)             (96)            (95)
  Plus - Interest Expense                                           865  (b)
                                                             ----------------    --------------    ------------

                                                             $      334          $    (1,788)      $  (1,533)
                                                             ----------------    --------------    ------------

Earnings from Continuing Operations                          $    5,507          $     3,385       $   1,272

Loss from Discontinued Operations                                   ---                  ---            (381)

                                                             ----------------    --------------    ------------
Total Available for Common Stockholders                      $    5,507          $     3,385       $     891
                                                             ================    ==============    ============

Weighted average shares outstanding                              22,584  (c)           6,240           5,436
                                                             ----------------    --------------    ------------

Basic and diluted earnings (loss) per Common Share from -
  Continuing Operations                                      $      .24          $       .54       $     .23
  Discontinued Operations                                           ---                  ---            (.07)
                                                             ----------------    --------------    ------------

  Total                                                      $      .24          $       .54       $     .16
                                                             ================    ==============    ============

(a) For pro forma purposes it is assumed that the Series B Preferred Stock is converted into shares of Common Stock as of January 1, 2000. Therefore, the deduction of $1,161 for dividends declared on the Series B Preferred Stock and the deduction of $96 for accretion applicable to the Series B Preferred Stock are not required when calculating the pro forma earnings per share from continuing operations for the three months ended March 31, 2000.

(b) The pro forma adjustment reducing interest expense by $865 is based on the assumption that the net cash proceeds of $37.4 million ($40 million less estimated related expenses of $2.6 million) received from the New Investors is used to reduce debt under the Company's Revolving Credit Facility as of January 1, 2000 based on the average effective borrowing rate of 9.4% experienced during the first quarter of 2000.

(c) Adjusted to give effect to (i) the sale of 9,411,765 shares of Common Stock to the New Investors and (ii) the exchange of the Series B Preferred Stock (which has a current accreted face amount of $41,197) for 7,490,417 shares of Common Stock assuming the Transaction closed on January 1, 2000.

                      PERINI CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)


     Basic  EPS  equals  diluted  EPS  for  the  periods  presented  due  to the immaterial effect of stock options and the antidilutive effect of conversion of the Company's depositary convertible exchangeable preferred shares and stock purchase warrants into common stock.

(6)     Dividends
-----------------

     There were no cash dividends on common stock declared or paid during the periods presented in the consolidated condensed financial statements presented herein.

     As previously disclosed, in conjunction with the covenants of the Company's Credit Agreements, the Company is required to suspend the payment of quarterly dividends on its $21.25 Preferred Stock ("Preferred Stock") until certain financial criteria are met. Therefore, the dividends on the Preferred Stock have not been declared since 1995 (although they have been fully accrued due to the "cumulative" feature of the Preferred Stock). The aggregate amount of dividends in arrears is approximately $9,562,000 at March 31, 2000 which represents approximately $95.62 per share of Preferred Stock or approximately $9.56 per Depositary Share and is included in "Deferred Income Taxes and Other Liabilities" (long-term) in the accompanying Consolidated Condensed Balance Sheets. Under the terms of the Preferred Stock, the holders of the Depositary Shares were entitled to elect two additional Directors since dividends had been deferred for more than six quarters and they did so at both the May 14, 1998 and the May 13, 1999 Annual Meetings of Stockholders.

     Quarterly In-kind dividends (based on an annual rate of 10%) were paid on March 15, 2000 on the Series B Preferred Stock to the stockholders of record on March 1, 2000. The dividends were paid in the form of approximately 5,004 additional shares of Series B Preferred Stock valued at $200.00 per share for a total of $1,000,918. In addition, accrued in-kind dividends were paid on the Series B Preferred Stock for the 14-day period from March 16, 2000 through March 29, 2000, the date on which the holders of the Series B Preferred Stock exchanged 100% of their shares of Series B Preferred Stock for shares of the Company's Common Stock (see Note 3). The dividends were paid in the form of approximately 798 additional shares of Series B Preferred Stock valued at $200.00 per share for a total of $159,621.

(7)     Discontinued Operations
-------------------------------

     Effective June 30, 1999, management adopted a plan to withdraw completely from the real estate development business and to wind down the operations of Perini Land and Development Company ("PL&D"), the Company's real estate development subsidiary. Therefore, both historical and current real estate results have been presented as a discontinued operation in accordance with generally accepted accounting principles. Based on the plan, in the second quarter of 1999, the Company recorded a $99,311,000 non-cash provision which represents the estimated loss on disposal of this business segment. This non-cash charge reflects the impact of the disposition of the Rincon Center property located in San Francisco and the reduction in projected future cash flow from the disposition of PL&D's remaining real estate development operations resulting from the change in strategy of holding the properties through the necessary development and stabilization periods to a new strategy of generating short-term liquidity through an accelerated disposition or bulk sale. The estimated loss on disposal of the real estate business segment also includes a provision for shut down costs related to PL&D during the wind down period. No Federal tax benefit was attributable to the estimated loss on disposal of the real estate business segment (see
     Note 4). Several of the remaining real estate properties now being offered for sale are

                      PERINI CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)


     currently under or are pending purchase and sale agreements.

     At March 31, 2000 and December 31, 1999, the net current assets of discontinued real estate development operations consisted primarily of real estate properties for sale. In accordance with generally accepted accounting principles, the results of discontinued real estate development operations have been reclassified to "Loss from Discontinued Operations" In connection therewith, the revenues related to these operations are summarized below (in thousands):

                                      Three Months Ended
                                           March 31,
                                  ----------------------------
                                      2000            1999
                                      ----            ----
        Revenues                      $949           $4,732
                                  ==============    ==========

 (8)    Business Segments
-------------------------

     The following tables set forth certain updated business segment information relating to the Company's operations for the three month periods ended March 31, 2000 and 1999 (in thousands):


Three months ended March 31, 2000
---------------------------------
                                            Reportable Segments
                                ---------------------------------------------
                                                                                               Consolidated
                                 Building          Civil         Totals       Corporate           Totals
                                ------------     ----------    -----------    ------------     ------------
Revenues                        $140,344         $  57,558     $197,902       $     -            $197,902
Income from Operations             5,240         $   1,824     $  7,064       $ (1,189)*         $  5,875
Assets                          $ 95,097         $ 104,901     $199,998       $ 60,783**         $260,781

Three months ended March 31, 1999
---------------------------------
                                           Reportable Segments
                                ------------------------------------------
                                                                                               Consolidated
                                 Building          Civil         Totals       Corporate           Totals
                                ------------     ----------    -----------    ------------     ------------
Revenues                        $182,965         $  68,854     $251,819       $     -           $251,819
Income from Operations          $  4,622         $   1,971     $  6,593       $ (1,696)*        $  4,897
Assets                          $142,421         $ 104,142     $246,563       $136,164**        $382,727

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

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

Results of Operations
---------------------

     Comparison of the First Quarter of 2000 with the First Quarter of 1999

Continuing Operations
---------------------

Revenues decreased $53.9 million (or 21.4%) from $251.8 million in 1999 to $197.9 million in 2000. This resulted from decreased construction revenues in both building and civil construction operations. Building construction revenues decreased $42.7 million (or 23.3%) from $183.0 million in 1999 to $140.3 million in 2000 due primarily to the completion in 1999 of several hotel/casino projects in the southwestern United States that were partly offset by the start up of the Mohegan Sun Casino Expansion project in the eastern United States. Civil construction operations revenues decreased by $11.2 million (or 16.3%) from $68.8 million in 1999 to $57.6 million in 2000. This decline in revenue was due primarily to the completion of several large joint venture infrastructure projects in California and New York and the timing in start up of new work acquired.

In spite of the decrease in total revenues described above, income from construction operations increased by $.5 million (or 7.6%) from $6.6 million in 1999 to $7.1 million in 2000. Building construction operating income increased $.6 million from $4.6 million in 1999 to $5.2 million in 2000 in spite of the decline in revenues described above reflecting an increase in average gross margin from 4.0% in 1999 to 6.1% in 2000 due primarily to the favorable close out of certain projects. Civil construction operating income decreased by $.1 million from $2.0 million in 1999 to $1.9 million in 2000 due primarily to the decline in revenues mentioned above which were partly offset by an increase in average gross margin. In addition, the $.5 million (or 29%) decrease in corporate general and administrative expenses from $1.7 million in 1999 to $1.2 million in 2000 contributed to the increase in income from total operations. The improvement was the result of the Company's ongoing cost reduction program, including a reduction in outside legal expenses.

The $.6 million increase in other income (expense), from a $.3 million expense in 1999 to a $.3 million income in 2000 is partly the result of a $.3 million increase in short-term investment interest income which reflects an improved cash position in 2000, and partly the result of a $.3 million decrease in amortization of deferred debt expense relating to the Company's revolving credit agreement which was fully amortized at the end of 1999.

The credit (provision) for income taxes applicable to Income from Continuing Operations reflects a lower than normal tax rate for both 2000 and 1999 due to the realization of a portion of the Federal tax benefit not recognized in prior years due to certain accounting limitations. No tax benefit was attributable to Loss from Discontinued Operations in 1999 due to the same accounting limitations. In addition, the credit for income taxes applicable to Income from Continuing Operations in 2000 reflects the reversal of foreign taxes accrued in prior years that are no longer required.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                   (Continued)

Discontinued Operations
-----------------------

As more fully described in Note 7 of Notes to the Consolidated Condensed Financial Statements, effective June 30, 1999, management adopted a plan to withdraw completely from the real estate development business and to wind down the operations of Perini Land and Development Company ("PL&D"), the Company's real estate development subsidiary. Therefore, both historical and current real estate results have been presented as a discontinued operation in accordance with generally accepted accounting principles.

Financial Condition
-------------------

As more fully described in Note 3 of Notes to the Consolidated Condensed Financial Statements, effective March 29, 2000, the Company completed a recapitalization which included the sale of 9,411,765 shares of Common Stock for an aggregate of $40 million in cash (before fees and expenses) and the exchange of 100% of its Redeemable Series B Cumulative Convertible Preferred Stock for an aggregate of 7,490,417 shares of Common Stock. The effect of the recapitalization on the Company's stockholders' equity was to increase stockholders' equity by approximately $76.3 million, from a negative net worth of approximately $36.6 million to a positive net worth of approximately $39.7 million. In addition, the recapitalization and the concurrent negotiation of an Amended and Restated Credit Agreement (the "New Credit Agreement") described below served to significantly enhance the Company's working capital and liquidity required to support its ongoing construction operations.

Working capital increased $23.5 million, from $48.4 million at the end of 1999 to $71.9 million at March 31, 2000. The current ratio increased from 1.23:1 to 1.41:1 during the same period.

During the first three months of 2000, the Company used $11.3 million in cash and $37.4 million of net proceeds received from the issuance of Common Stock described above to fund $8.5 million used by operating activities, primarily for changes in working capital; $4.0 million for investing activities, primarily to fund construction joint ventures; and to reduce debt by $36.2 million.

Long-term debt at March 31, 2000 was $22.5 million, a decrease of $18.6 million from December 31, 1999. The long-term debt to equity ratio at March 31, 2000 was
 .52:1. At December 31, 1999, a long-term debt to equity ratio could not be calculated due to the Company's negative equity position at that time.

Effective March 29, 2000, the Company entered into a New Credit Agreement with its lenders. The New Credit Agreement provides for a $35 million Term Loan and a $21 Revolving Credit Facility. The New Credit Agreement requires, among other things, that the Company repay the Term Loan quarterly through 2002 and the Revolving Credit Facility by January 21, 2003. Under the terms of the New Credit Agreement, the Company had $13 million available to borrow under the maximum commitment of $52.25 million at March 31, 2000. Management believes that cash generated from operations and existing credit lines should be adequate to meet the Company's funding requirements for at least the next twelve months.

Outlook
-------

o Continuing Construction Operations - The overall construction backlog at March 31, 2000 was at $1.73 billion, a new record and a 4.4% increase from the previous record backlog at December 31, 1999. Approximately 68% of the current backlog relates to building construction projects which

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                   (Continued)


     generally represent lower risk, lower margin work and approximately 32% of the current backlog relates to civil construction projects which generally represent higher risk, but correspondingly higher margin work.

o Recapitalization - With the successful completion on March 29, 2000 of the "Recapitalization" described in Note 3 of Notes to the Consolidated Condensed Financial Statements, the Company believes that its financial condition, specifically its stockholders' equity, and liquidity have improved to such a degree that the Company is no longer operating under a perceived competitive disadvantage when attempting to acquire new projects. The record backlog discussed above supports this belief.

o Earnings Per Share - An additional impact of the Company's recent recapitalization is a substantial increase in the number of outstanding shares of Common Stock, from 5,682,287 common shares outstanding prior to the recapitalization to 22,584,469 common shares outstanding after the recapitalization. Since the additional common shares issued in conjunction with the recapitalization were only outstanding for three days during the first quarter, their impact on the computation of weighted average common shares outstanding for the three months ended March 31, 2000 and, correspondingly, on the calculation of earnings per share ("EPS") for the three months ended March 31, 2000 was not significant. However, the impact of the additional common shares issued in conjunction with the recapitalization on the computation of weighted average common shares outstanding and, correspondingly, on the calculation of EPS will increase substantially during the next twelve months and serve to significantly dilute the Company's reported earnings per share in subsequent fiscal quarters. Partially offsetting the future dilutive impact on EPS of the additional shares outstanding are the elimination of dividend requirements and accretion related to the Series B Preferred Stock and a reduction in interest expense related to a lower average level of borrowings under the Company's credit facility. See calculation of pro forma EPS for the three months ended March 31, 2000 at Note 5 of Notes to the Consolidated Condensed Financial Statements. Therefore, the earnings per share reported for the three months ended March 31, 2000 may not be indicative of the EPS that may be expected for the year ending December 31, 2000.

o Discontinued Real Estate Operations - Effective June 30, 1999, management adopted a plan to withdraw completely from the real estate development business and to wind down the operations of this business segment. Significant progress was made in implementing the plan during the second half of 1999 and the first quarter of 2000, including the disposition of Rincon Center, the final sales and close out of certain projects and the sale of portions of other projects. Several of the remaining real estate properties now being offered for sale are currently under or are pending purchase and sale agreements. It is the opinion of management that the provision for the estimated loss on disposal of the Company's real estate business segment is adequate; however, any significant changes to the assumptions inherent in the calculation of the provision, such as the anticipated timing of closings or sales price of the properties, could result in future adjustments of the provision.


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

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                   (Continued)


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

            QUANTITATIVE AND QUALITATIVE DISLOSURES ABOUT MARKET RISK

There has been no material change in the Company's exposure to market risk since December 31, 1999.

Part II. - Other Information
----------------------------

Item 1. - Legal Proceedings - None

Item 2. - Changes in Securities and Use of Proceeds

(a)  None

(b)  None

(c) On March 29, 2000 (the "Closing Date"), the Company completed the sale of 9,411,765 shares of common stock, par value $1.00 of the Company (the "Common Stock"), for an aggregate of $40 million, or $4.25 per share (the "Purchase"), to Tutor-Saliba Corporation ("TSC"), O&G Industries, Inc. ("O&G"), and National Union Fire Insurance Company of Pittsburgh, Pa., a wholly-owned subsidiary of American International Group, Inc. ("National Union" and together with TSC and O&G, the "New Investors") pursuant to that certain Securities Purchase Agreement dated as of February 5, 2000 by and among the Company and the New Investors.

     Concurrent with the closing of the Purchase and as a condition thereto, the Company exchanged 100% of its Series B Cumulative Convertible Preferred Stock (which had a current accreted face amount of approximately $41.2 million) for an aggregate of 7,490,417 shares of Common Stock at an exchange price of $5.50 per share (the "Exchange" and together with the Purchase, the "Transaction") pursuant to those certain Exchange Agreements by and between the Company and each of The Union Labor Life Insurance Company, acting on behalf of its Separate Account P ("ULLICO"), PB Capital Partners, L.P., ("PB Capital") and The Common Fund for Non-Profit Organizations ("The Common Fund," together with ULLICO and PB Capital, the "Old Investors").

     The Common Stock received by the Old Investors and the New Investors was not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Company relied on the exemption from registration under the Securities Act afforded by Rule 506 of Regulation D promulgated thereunder based on representations from each of the New Investors and Old Investors that it was an "accredited investor" as defined under Regulation D.

(d)  Not applicable

Item 3. - Defaults Upon Senior Securities

(a)  None

(b) In accordance with the provisions of the 1995 Amended Revolving Credit Agreement, the First Amended and Restated Credit Agreement effective January 17, 1997 and the Second Amended and Restated Credit Agreement effective March 29, 2000, the Company suspended payment of quarterly dividends on its $21.25 Convertible Exchangeable Preferred Stock ("Preferred Stock") commencing with the dividend that normally would have been declared during December 1995 through the dividend that would normally have been declared during March 2000 for a total arrearage of $95.62 per share (or $9.56 per depositary share) which aggregates approximately $9,562,000 to date. While these dividends have not been declared or paid, they have been fully accrued in accordance with the "cumulative" feature of the stock.

----------------------------------------


Item 4. - Submission of Matters to a Vote of Security Holders

(a)  March 29, 2000 - Special Meeting of Stockholders

(b)  Not applicable

(c) (1) The proposal to approve the (a) issuance of 9,411,765 shares of Common Stock to the Tutor-Saliba Corporation, O&G Industries, Inc. and National Union Fire Insurance Company of Pittsburgh, Pa. and permitted assigns for an aggregate purchase price of $40,000,000 and (b) the issuance of up to approximately 7,461,398 shares of Common Stock and such additional shares of Common Stock as required under the terms of the exchange in exchange for shares of Series B Preferred Stock was of approved with the following vote a "disinterested" majority of stockholders:

               For                          Against                     Abstain
               ---                          -------                     -------
            3,097,731                       188,951                     12,842

     (2) The proposal to approve an amendment to the Restated Articles of Organization of the Company increasing the authorized number of shares of Common Stock to 40,000,000 shares was approved with the following vote:

               For                           Against                    Abstain
               ---                           -------                    -------
            7,779,199                        199,311                    11,481

     (3) The proposal to approve an amendment to the Certificate of Vote designating the Series B Preferred Stock which would amend the rights and preferences of the holders of the Series B Preferred Stock was approved with the following vote:

               For                           Against                    Abstain
               ---                           -------                    -------
            7,789,615                        177,266                    23,110

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

          Exhibit 3. Articles of Incorporation and By-laws

                    Incorporated herein by reference:

                    3.1 Restated Articles of Organization - As amended through March 29, 2000 - Exhibit 3.1 to Form 8-K filed April 12, 2000.

----------------------------------------

                    3.2  By-laws - As amended and  restated as of March 29, 2000
                         - Exhibit 3.2 to Form 8-K filed on April 12, 2000.

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

                    4.4 Shareholder Rights Agreement dated as of September 23, 1988, as amended and restated as of May 17, 1990, as amended and restated as of January 17, 1997, between Perini Corporation and State Street Bank and Trust Company, as Rights Agent - Exhibit 4.4 to Amendment No. 1 to Registration Statement on Form 8-A/A filed on January 29, 1997, and as further amended as of March 29, 2000 - Exhibit 4.3 to Form 8-K filed on April 12, 2000.

                    4.5 Stock Purchase and Sale Agreement dated as of July 24, 1996 by and among the Company, PB Capital and RCBA, as amended - Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 1996 filed on December 11, 1996 and as amended by the Termination/Amendment Agreement on March 29, 2000 -
                         Exhibit 4.4 to Form 8-K filed on April 12, 2000.

                    4.8 Certificate of Vote of Directors Establishing a Series of Preferred Stock determining the relative rights and preferences of the Series B Cumulative Convertible Preferred Stock, dated January 16, 1997 - Exhibit 4.8 to Form 8-K filed on February 14, 1997.

                    4.13 Exchange  Agreement by and between  Perini  Corporation and The Union Labor Life Insurance Company, acting on behalf of its Separate Account P, dated as of February 7, 2000 - Exhibit 10.1 to Form 8-K filed on April 12, 2000.

----------------------------------------

                    4.14 Exchange Agreement by and between Perini Corporation and PB Capital Partners, L.P., dated as of February 14, 2000 - Exhibit 10.2 to Form 8-K filed on April 12, 2000.

                    4.15 Exchange Agreement by and between Perini Corporation and The Common Fund for Non-Profit Organizations, dated as of February 14, 2000 - Exhibit 10.3 to Form 8-K filed on April 12, 2000.

                    4.16 Registration Rights Agreement by and among Perini Corporation, Tutor-Saliba Corporation, Ronald N. Tutor, O&G Industries, Inc. and National Union Fire Insurance Company of Pittsburgh, Pa., BLUM Capital Partners, L.P., PB Capital Partners, L.P. The Common Fund for Non-Profit Organizations, and The Union Labor Life Insurance Company, acting on behalf of its Separate Account P, dated as of March 29, 2000 -
                          Exhibit 4.1 to Form 8-K filed on April 12, 2000.

                    4.17 Shareholders' Agreement by and among Perini Corporation, Tutor-Saliba Corporation, Ronald N. Tutor, O&G Industries, Inc. and National Union Fire Insurance Company of Pittsburgh, Pa., BLUM Capital Partners, L.P., PB Capital Partners, L.P., The Common Fund for Non-Profit Organizations, and The Union Labor Life Insurance Company, acting on behalf of its Separate Account P, dated as of March 29, 2000 -
                          Exhibit 4.2 Form 8-K filed on April 12, 2000.

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

                    10.30 Second Amended and Restated  Credit Agreement dated as of March 29, 2000 among Perini Corporation, the Banks listed herein and Morgan Guaranty Trust Company of New York, as Agent and Fleet National Bank, as Co-Agent -
                          Exhibit 10.4 to Form 8-K filed on April 12, 2000.

----------------------------------------


                    10.31 Amendment No. 2 dated as of  December  31, 1999 to the
                          Management Agreement by and among the Company,  Ronald
                          N.   Tutor   and   Tutor-Saliba  Corporation  -  filed
                          herewith.

(b)  Reports on Form 8-K

     A Form 8-K was filed on February 9, 2000 and reported on the "$40 Million Equity Investment Agreement with New Investors" in "Item 5. Other Events" in said Form 8-K.

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              Perini Corporation
                              ------------------

                              Registrant


Date: May 9, 2000             /s/ Robert Band
                              --------------------------------------------------
                              Robert Band, President and Chief Operating Officer



Date: May 9, 2000             /s/ Michael E. Ciskey
                              --------------------------------------------------
                              Michael E. Ciskey, Vice President and Controller