Form 10-Q
period 2000-06-30
PERINI CORP
filed 2000-08-09
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2000

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

Yes   X     No

Number of shares of common stock of  registrant  outstanding  at August 9, 2000:
22,584,469


                                          PERINI CORPORATION & SUBSIDIARIES

                                                        INDEX


                                                                                                   Page Number
                                                                                                   -----------
Part I. -       Financial Information:
                Item 1.    Financial Statements
                           Consolidated Condensed Balance Sheets -                                      3
                           June 30, 2000 and December 31, 1999

                           Consolidated Condensed Statements of Operations -                            4
                           Three Months and Six Months ended June 30, 2000 and 1999

                           Consolidated Condensed Statements of Cash Flows -                            5
                           Six Months ended June 30, 2000 and 1999

                           Notes to Consolidated Condensed Financial Statements                         6 - 11

                Item 2.    Management's Discussion and Analysis of the Consolidated Financial           12 - 16
                           Condition and Results of Operations

                Item 3.    Quantitative and Qualitative Disclosures About Market Risk                   16

Part II. -      Other Information:

                Item 1.    Legal Proceedings                                                            17

                Item 2.    Changes in Securities and Use of Proceeds                                    17

                Item 3.    Defaults Upon Senior Securities                                              17

                Item 4.    Submission of Matters to a Vote of Security Holders                          18

                Item 5.    Other Information                                                            19

                Item 6.    Exhibits and Reports on Form 8-K                                             19 - 21

                Signatures                                                                              22

                                       2


                                         PERINI CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                                         JUNE 30, 2000 AND DECEMBER 31, 1999
                                                   (In Thousands)


                                       ASSETS
                                                                                        JUNE 30,           DEC. 31,
                                                                                          2000               1999
                                                                                      --------------     -------------
Cash                                                                                  $   12,049         $   58,193
Accounts and Notes Receivable                                                            134,201             93,785
Unbilled Work                                                                             17,313             14,283
Construction Joint Ventures                                                               92,915             82,493
Net Current Assets of Discontinued Operations (Note 7)                                    12,551             12,695
Other Current Assets                                                                       1,089                647
                                                                                      --------------     -------------
     Total Current Assets                                                             $  270,118         $  262,096
                                                                                      --------------     -------------

Other Assets                                                                          $    3,450         $    3,575
                                                                                      --------------     -------------

Property and Equipment, less Accumulated Depreciation of $17,921 in 2000 and
$17,438 in 1999                                                                       $    9,666         $    9,817
                                                                                      --------------     -------------

                                                                                      $  283,234         $  275,488
                                                                                      ==============     =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Maturities of Long-Term Debt (Note 3)                                         $    12,932        $   32,158
Accounts Payable                                                                          109,571            83,578
Advances from Construction Joint Ventures                                                   2,766            14,104
Deferred Contract Revenue                                                                  28,873            45,088
Accrued Expenses                                                                           42,533            38,738
                                                                                      --------------     -------------
     Total Current Liabilities                                                        $   196,675        $  213,666
                                                                                      --------------     -------------

Deferred Income Taxes and Other Liabilities                                           $    18,370        $   19,664
                                                                                      --------------     -------------

Long-Term Debt, less current maturities included above (Note 3)                       $    19,794        $    41,091
                                                                                      --------------     -------------

Redeemable Convertible Series B Preferred Stock (Note 3)                              $       ---        $    37,685
                                                                                      --------------     -------------

Stockholders' Equity (Deficit) (Note 3):
  Preferred Stock                                                                     $       100        $       100
  Series A Junior Participating Preferred Stock                                               ---                ---
  Stock Purchase Warrants                                                                   2,233              2,233
  Common Stock                                                                             22,645              5,743
  Paid-In Surplus                                                                         100,590             43,561
  Retained Earnings (Deficit)                                                             (76,208)           (87,290)
                                                                                      --------------     -------------
                                                                                      $    49,360        $   (35,653)
  Less - Treasury Stock                                                                       965                965
                                                                                      --------------     -------------
     Total Stockholders' Equity (Deficit)                                             $    48,395        $   (36,618)
                                                                                      --------------     -------------

                                                                                      $   283,234        $   275,488
                                                                                      ==============     =============


The accompanying notes are an integral part of these financial statements.


                                                  PERINI CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                   (In Thousands, Except Share Data)

                                                                             THREE MONTHS                       SIX MONTHS
                                                                             ENDED JUNE 30,                    ENDED JUNE 30,
                                                                     -----------------------------     -----------------------------

                                                                         2000           1999               2000              1999
                                                                     ------------   --------------     -------------    ------------
                                                                                      (Note 7)                             (Note 7)
CONTINUING OPERATIONS:

Construction Revenues (Note 8)                                       $   251,948    $   279,527        $   449,850      $   531,346

Cost of Operations                                                       239,392        266,267            425,198          507,021
                                                                     -------------- --------------     -------------    ------------

Gross Profit                                                       $      12,556    $    13,260        $    24,652      $    24,325

General and Administrative Expenses                                        6,071          6,267             12,292           12,435
                                                                   --------------   --------------     -------------    ------------

INCOME FROM OPERATIONS (Note 8)                                    $       6,485    $     6,993        $    12,360      $    11,890

Other Income (Expense), Net                                                  348           (584)               654             (888)
Interest Expense                                                            (824)        (1,788)            (2,532)          (3,376)
                                                                   --------------   --------------     -------------    ------------

Income from Continuing Operations before Income Taxes              $       6,009    $     4,621        $    10,482      $     7,626

Credit (Provision) for Income Taxes (Note 4)                                (100)          (300)               600             (500)
                                                                   --------------   --------------     -------------    ------------

INCOME FROM CONTINUING OPERATIONS                                  $       5,909    $     4,321        $    11,082      $     7,126
                                                                   --------------   --------------     -------------    ------------

LOSS FROM DISCONTINUED OPERATIONS (Notes 4 and 7)                  $         ---    $   (99,624)       $       ---      $  (100,005)
                                                                   --------------   --------------     -------------    ------------

NET INCOME (LOSS)                                                  $       5,909    $   (95,303)       $    11,082      $   (92,879)
                                                                   ==============   ==============     =============    ============


BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE (Note 5):

Income from Continuing Operations                                  $         .24    $       .49        $      .61       $       .73
Loss from Discontinued Operations                                            ---         (17.72)              ---            (18.05)
                                                                   --------------   --------------     -------------    ------------
     Total                                                         $         .24    $    (17.23)       $      .61       $    (17.32)
                                                                   ==============   ==============     =============    ============


DIVIDENDS PER COMMON SHARE (Note 6)                                $         ---    $       ---        $      ---       $       ---
                                                                   ==============   ==============     =============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 5)                  22,584,469       5,621,366        14,411,985         5,541,019
                                                                   ==============   ==============     =============    ============

The accompanying notes are an integral part of these financial statements.

                                         PERINI CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                   (In Thousands)

                                                                                                 SIX MONTHS
                                                                                               ENDED JUNE 30,
                                                                                       ------------------------------
                                                                                          2000              1999
                                                                                       ------------     --------------
                                                                                                          (Note 7)
Cash Flows from Operating Activities:
Net Income (Loss)                                                                      $  11,082        $  (92,879)
Adjustments to reconcile net income to net cash from operating activities:
  Loss from discontinued operations                                                          ---           100,005
  Depreciation and amortization                                                            1,054             1,609
  Noncurrent deferred taxes and other liabilities                                         (2,356)            2,924
  Distributions greater (less) than earnings of joint ventures and affiliates              4,282            (1,108)
  Cash used by changes in components of working capital other than cash, net current assets of discontinued operations and current maturities
    of long-term debt                                                                    (40,941)          (14,000)
  Other non-cash items, net                                                                  (36)             (148)
                                                                                       ------------     --------------

    NET CASH USED BY OPERATING ACTIVITIES                                              $ (26,915)       $   (3,597)
                                                                                       ------------     --------------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment                                         $     132        $      215
  Cash distributions of capital from unconsolidated joint ventures                           ---             1,050
  Acquisition of property and equipment                                                     (739)             (758)
  Capital contributions to unconsolidated joint ventures                                 (14,589)           (7,575)
  Proceeds from (investment in) discontinued operations (Note 7)                             144            (3,231)
  Investment in other activities                                                            (962)           (1,044)
                                                                                       ------------     --------------

    NET CASH USED BY INVESTING ACTIVITIES                                              $ (16,014)       $  (11,343)
                                                                                       ------------     --------------

Cash Flows from Financing Activities:
  Proceeds from issuance of Common Stock, net                                          $  37,308        $    1,197
  Proceeds from long-term debt                                                               ---            19,064
  Reduction of long-term debt                                                            (40,523)              ---
  Treasury Stock issued                                                                      ---               155
                                                                                       ------------     --------------

    NET CASH (USED BY) PROVIDED FROM FINANCING ACTIVITIES                              $   (3,215)      $   20,416
                                                                                       ------------     --------------

Net Increase (Decrease) in Cash                                                        $  (46,144)      $    5,476
Cash at Beginning of Year                                                                  58,193           46,507
                                                                                       ------------     --------------

Cash at End of Period                                                                  $   12,049       $   51,983
                                                                                       ============     ==============

Supplemental Disclosure of Cash paid during the period for:
  Interest                                                                             $    2,496       $    3,573
                                                                                       ============     ==============
  Income tax payments                                                                  $      280       $       69
                                                                                       ============     ==============

Supplemental Disclosures of Non-cash Transactions:
  Dividends paid in shares of Series B Preferred Stock (Note 6)                        $    1,161       $    1,836
                                                                                       ============     ==============
  Conversion of Series B Preferred Stock into Common Stock
  at $5.50 per share (Note 3)                                                          $   38,942       $      ---
                                                                                       ============     ==============

The accompanying notes are an integral part of these financial statements.

                       PERINI CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(1)  Basis of Presentation
     ---------------------

     The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, except for the presentation of Discontinued Operations as more fully described in Note 7 below, necessary to present fairly the Company's financial position as of June 30, 2000 and December 31, 1999 and results of operations and cash flows for the three month and six month periods ended June 30, 2000 and 1999. The results of operations for the six month period ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000 because the Company's results are primarily generated from a limited number of significant active construction contracts. Therefore, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

(2)  Significant Accounting Policies
     -------------------------------

     The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note (1) to such financial statements included in Form 10-K for the year ended December 31, 1999. The Company has made no significant change in these policies during 2000.

(3)  Recapitalization
     ----------------

     On March 29, 2000 (the "Closing Date"), the Company completed the sale of 9,411,765 shares of its common stock, par value $1.00 (the "Common Stock"), for an aggregate of $40 million, or $4.25 per share (the "Purchase"), to Tutor-Saliba Corporation ("TSC"), O&G Industries, Inc. ("O&G"), and National Union Fire Insurance Company of Pittsburgh, Pa., a wholly owned subsidiary of American International Group, Inc. ("National Union" and together with TSC and O&G, the "New Investors") pursuant to a Securities Purchase Agreement dated as of February 5, 2000 by and among the Company and the New Investors. Tutor-Saliba Corporation is owned and controlled by Ronald N. Tutor, who serves as Chairman of the Company's Board of Directors and Chief Executive Officer.

     In connection with the Purchase, TSC acquired 2,352,942 shares of Common Stock for a total consideration of $10,000,000, O&G acquired 2,352,941 shares of Common Stock for a total consideration of $10,000,000 and National Union acquired 4,705,882 shares of Common Stock for a total consideration of $20,000,000.

     Concurrent with the closing of the Purchase and as a condition thereto, the Company exchanged 100% of its Redeemable Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") (which had a current accreted face amount of approximately $41.2 million) for an aggregate of 7,490,417 shares of common stock at an exchange price of $5.50 per share (the "Exchange" and together with the Purchase, the "Transaction") pursuant to certain Exchange Agreements by and

                       PERINI CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

(3)  Recapitalization (continued)
     ----------------

     between the Company and each of The Union Labor Life Insurance Company, acting on behalf of its Separate Account P ("ULLICO"), PB Capital Partners, L.P. ("PB Capital") and The Common Fund for Non-Profit Organizations ("The Common Fund").

     In connection with the Transaction, the Company amended its By-Laws to remove provisions creating an Executive Committee of the Board of Directors and granting certain powers to it and amended its Restated Articles of Organization as of the Closing Date to increase the number of authorized shares of Common Stock from 15,000,000 shares to 40,000,000 shares and to amend the Series B Preferred Stock Certificate of Vote. The Company also entered into a Shareholders' Agreement and a Registration Rights Agreement, each by and among the Company, the New Investors, Ronald N. Tutor, BLUM Capital Partners, L.P., PB Capital, The Common Fund and ULLICO dated as of the Closing Date. The Shareholders' Agreement contains provisions that define, among other things, certain put and call rights and rights of first refusal between National Union and TSC, tag-along rights of the New
     Investors and former holders of Series B Preferred Stock and certain procedures to protect the Company's use of its net operating losses ("NOLs") for tax purposes. Since the Common Stock issued in connection with the Transaction was not registered under the Securities Act, the Registration Rights Agreement contains provisions that define the rights of the New Investors and former holders of Series B Preferred Stock to require the Company, under certain circumstances, to register some or all of the shares under the Securities Act. In addition, the Company entered into an Amendment to the Shareholder Rights Agreement dated as of the Closing Date whereby the Transaction would not trigger the dilutive provisions of the Agreement.

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

     In connection with the Transaction and as a condition thereto, the Company also entered into an Amended and Restated Credit Agreement (the "New Credit Agreement") with its lenders that extended the credit facility from January 2001 to January 2003. The New Credit Agreement provides for a $35 million term loan (the "Term Loan") and a $21 million revolving credit facility (the "Revolving Credit Facility"). The New Credit Agreement requires that the Company repay the Term Loan in quarterly installments through 2002 and the Revolving Credit Facility by January 21, 2003.

                      PERINI CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

(3)  Recapitalization (continued)
     ----------------

     The effect of the Transaction on Stockholders' Equity was to increase Stockholders' Equity by approximately $76.2 million, from a negative net worth of approximately $36.6 million to a positive net worth of approximately $39.6 million upon the closing of the Transaction on March 29, 2000. An analysis of Stockholders' Equity for the six months ended June 30, 2000 follows (in thousands):


                                                          Stock                                Retained
                                            Preferred    Purchase     Common      Paid-In      Earnings    Treasury
                                             Stock       Warrants     Stock       Surplus      (Deficit)     Stock       Total
                                            ---------    --------     ------      -------      ---------   ---------     -----
Balance - December 31, 1999                 $     100    $  2,233     $  5,743    $  43,561    $(87,290)   $  (965)      $(36,618)

Net income                                       -           -            -            -         11,082       -            11,082

Preferred Stock dividends accrued
($10.62 per share*) (Note 6)                     -           -            -          (1,062)       -          -            (1,062)

Series B Preferred Stock in-kind
dividends issued (Note 6)                        -           -            -          (1,161)       -          -            (1,161)

Accretion related to Series B Preferred
Stock                                            -           -            -             (96)       -          -               (96)

Net proceeds received from issuance of
Common Stock                                     -           -           9,412       27,896        -          -            37,308

Exchange of Series B Preferred Stock for
Common Stock                                     -           -           7,490       31,452        -          -            38,942

                                           ----------------------------------------------------------------------------------------
Balance - June 30, 2000                    $      100    $  2,233     $ 22,645    $ 100,590     $(76,208)   $ (965)      $ 48,395
                                           ========================================================================================

*Equivalent to $1.0625 per Depositary Share

(4)  Provision For Income Taxes
     --------------------------

     The credit (provision) for income taxes applicable to Income from Continuing Operations reflects a lower-than-normal tax rate in both 2000 and 1999 due primarily to the realization of a portion of the Federal tax benefit not recognized in prior years due to certain accounting limitations. No tax benefit was attributable to Loss from Discontinued Operations in 1999 due to the same accounting limitations. In addition, the credit for income taxes applicable to Income from Continuing Operations for the six months ended June 30, 2000 reflects the reversal of foreign taxes accrued in prior years that are no longer required.

(5)  Per Share Data
     --------------

     Computations of basic and diluted earnings (loss) per common share ("EPS") amounts are based on the weighted average number of the Company's common shares outstanding during the periods presented. The actual basic and diluted EPS for the three and six month periods ended June 30, 2000 and 1999 and the pro forma basic and diluted EPS for the six months ended June 30, 2000, assuming the Transaction described in Note 3 closed on January 1, 2000, are calculated as follows (in thousands, except per share amounts):

                      PERINI CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

(5)     Per Share Data (continued)
        --------------

                                                         Three Months Ended June 30,             Six Months Ended June 30,
                                                        ------------------------------    ----------------------------------------
                                                            2000           1999             2000           2000            1999
                                                            Actual         Actual         Pro Forma       Actual          Actual
                                                           --------       --------        ----------     ----------      ---------

 Income from Continuing Operations                         $ 5,909        $  4,321        $  11,082      $ 11,082        $  7,126
                                                           -------        ---------       ----------     --------        ---------

 Less:
   - Accrued dividends on $21.25 Senior Preferred Stock    $  (531)       $   (531)       $  (1,062)     $ (1,062)       $ (1,062)
   - Dividends declared on Series B Preferred Stock            ---            (929)             ---  (a)   (1,161)         (1,836)
   - Accretion deduction required to reinstate
     mandatory redemption value of Series B Preferred
     Stock over a period of 8-10 years                         ---             (94)             ---  (a)      (96)           (189)
 Plus - Interest Expense                                                                        863  (b)
                                                           -------        ---------       ----------     --------        ---------

                                                           $  (531)       $ (1,554)       $    (199)     $ (2,319)       $ (3,087)
                                                           -------        ---------       ----------     --------        ---------

 Earnings from Continuing Operations                       $ 5,378        $  2,767        $  10,883      $  8,763        $  4,039

 Loss from Discontinued Operations                             ---         (99,624)             ---           ---        (100,005)
                                                           -------        ---------       ----------     --------        ---------

 Total Available for Common Stockholders                   $ 5,378        $(96,857)       $  10,883      $  8,763        $(95,966)
                                                           =======        =========       ==========     ========        =========

 Weighted average shares outstanding                        22,584           5,621           22,584  (c)   14,412           5,541
                                                           -------        ---------       ----------     --------        ---------

 Basic and diluted earnings (loss) per Common Share
 from -
   Continuing Operations                                   $   .24        $    .49        $     .48      $    .61        $    .73
   Discontinued Operations                                     ---          (17.72)             ---           ---          (18.05)
                                                           -------        ---------       ----------     ---------       ---------

         Total                                             $   .24        $ (17.23)       $     .48      $    .61        $ (17.32)
                                                           =======        =========       ==========     ==========      =========

(a) For pro forma purposes it is assumed that the Series B Preferred Stock was converted into shares of Common Stock as of January 1, 2000. Therefore, the deduction of $1,161 for dividends declared on the Series B Preferred Stock and the deduction of $96 for accretion applicable to the Series B Preferred Stock are not required when calculating the pro forma earnings per share from continuing operations for the six months ended June 30, 2000.

(b) The pro forma adjustment reducing interest expense by $863 is based on the assumption that the net cash proceeds of $37.3 million ($40 million less estimated related expenses of $2.7 million) received from the New Investors was used to reduce debt under the Company's Revolving Credit Facility as of January 1, 2000 based on the average effective borrowing rate of 9.25% experienced during the first three months of 2000.

(c) Adjusted to give effect to (i) the sale of 9,411,765 shares of Common Stock to the New Investors and (ii) the exchange of the Series B Preferred Stock (which had a current accreted face amount of $41,197) for 7,490,417 shares of Common Stock assuming the Transaction closed on January 1, 2000.

     Basic  EPS  equals  diluted  EPS  for  the  periods  presented  due  to the immaterial effect of stock options and the antidilutive effect of conversion of the Company's depositary convertible exchangeable preferred shares and stock purchase warrants into common stock.

                      PERINI CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

(6)  Dividends
     ---------

     There were no cash dividends on common stock declared or paid during the periods presented in the consolidated condensed financial statements presented herein.

     As previously disclosed, in conjunction with the covenants of the Company's Credit Agreements, the Company is required to suspend the payment of quarterly dividends on its $21.25 Preferred Stock ("Preferred Stock") until certain financial criteria are met. Therefore, the dividends on the Preferred Stock have not been declared since 1995 (although they have been fully accrued due to the "cumulative" feature of the Preferred Stock). The aggregate amount of dividends in arrears is approximately $10,093,000 at June 30, 2000 which represents approximately $100.93 per share of Preferred Stock or approximately $10.09 per Depositary Share and is included in "Deferred Income Taxes and Other Liabilities" (long-term) in the accompanying Consolidated Condensed Balance Sheets. Under the terms of the Preferred Stock, the holders of the Depositary Shares were entitled to elect two additional Directors since dividends had been deferred for more than six quarters and they did so at each of the Annual Meetings of Stockholders held on May 14, 1998, May 13, 1999, and May 25, 2000.

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

(7)  Discontinued Operations
     -----------------------

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

                      PERINI CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

(7)  Discontinued Operations (continued)
     -----------------------

     At June 30, 2000 and December 31, 1999, the net current assets of discontinued real estate development operations consisted primarily of real estate properties for sale. In accordance with generally accepted accounting principles, the results of discontinued real estate development operations have been reclassified to "Loss from Discontinued Operations". In connection therewith, the revenues related to these operations are summarized below (in thousands):

                        Three Months Ended              Six Months Ended
                             June 30,                       June 30,
                   -------------------------     -------------------------------
                      2000          1999              2000          1999
                      ----          ----              ----          ----
      Revenues         $5          $4,199             $954         $8,931
                   ============  ============     =============  ============

(8)  Business Segments
     -----------------

     The following tables set forth certain updated business segment information relating to the Company's operations for the three month and six month periods ended June 30, 2000 and 1999 (in thousands):


Six months ended June 30, 2000
------------------------------
                                            Reportable Segments
                                ------------------------------------------
                                                                                               Consolidated
                                 Building          Civil         Totals       Corporate            Totals
                                ------------     ----------    -----------    ------------     ------------
Revenues                        $318,898         $130,952      $449,850       $     -              $449,850
Income from Operations          $ 13,367         $  1,503      $ 14,870       $(2,510)*            $ 12,360
Assets                          $136,480         $119,815      $256,295       $26,939**            $283,234

Six months ended June 30, 1999
------------------------------
                                            Reportable Segments
                                ------------------------------------------
                                                                                               Consolidated
                                 Building          Civil         Totals       Corporate            Totals
                                ------------     ----------    -----------    ------------     ------------
Revenues                        $384,692         $146,654      $531,346       $     -              $531,346
Income from Operations          $  9,454         $  5,856      $ 15,310       $(3,420)*            $ 11,890
Assets                          $152,757         $106,091      $258,848       $70,443**            $329,291


Three months ended June 30, 2000
--------------------------------
                                            Reportable Segments
                                ------------------------------------------
                                                                                               Consolidated
                                 Building          Civil         Totals       Corporate            Totals
                                ------------     ----------    -----------    ------------     ------------

Revenues                        $178,554         $73,394       $251,948       $     -              $251,948
Income from Operations          $  8,127         $  (321)      $  7,806       $(1,321)*            $  6,485

Three months ended June 30, 1999
--------------------------------
                                            Reportable Segments
                                ------------------------------------------
                                                                                               Consolidated
                                 Building          Civil         Totals       Corporate            Totals
                                ------------     ----------    -----------    ------------     ------------

Revenues                        $201,726         $  77,801     $279,527       $     -              $279,527
Income from Operations          $  4,831         $   3,886     $  8,717       $(1,724)*            $  6,993


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

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

Results of Operations
---------------------

    Comparison of the Second Quarter of 2000 with the Second Quarter of 1999

Overall revenue from construction operations decreased by $27.5 million (or 9.8%), from $279.5 million in 1999 to $252.0 million in 2000. This resulted from decreased construction revenues in both building and civil construction operations. Building construction revenues decreased by $23.1 million (or 11.5%), from $201.7 million in 1999 to $178.6 million in 2000 due primarily to the completion in 1999 of several hotel/casino projects in the southwestern United States that were partly offset by the start up of the Mohegan Sun Casino Expansion project in the eastern United States. Civil Construction operations revenues decreased by $4.4 million (or 5.7%), from $77.8 million in 1999 to $73.4 million in 2000 due primarily to the timing and start up of new work acquired.

Income from continuing operations increased by $1.6 million (or 37.2%) from $4.3 million in 1999 to $5.9 million in 2000. The increase in income from continuing operations reflects improved gross profit margins in building construction and lower corporate general and administrative expenses. In addition, the favorable operating results reflect the impact of lower finance related charges due to the recapitalization of the Company completed at the end of the first quarter of 2000 and a decrease in income taxes.

Income from construction operations decreased by $.9 million (or 10.3%) from $8.7 million in 1999 to $7.8 million in 2000. Building construction operating income increased by $3.3 million, from $4.8 million in 1999 to $8.1 million in 2000 in spite of the decline in revenues described above reflecting the favorable close out of certain completed projects. Civil construction operating income decreased by $4.2 million, from $3.9 million in 1999 to a loss of $.3 million in 2000 reflecting downward revisions of estimated profit on certain transportation-related projects. A $.4 million decrease in corporate general and administrative expenses, from $1.7 million in 1999 to $1.3 million in 2000, also served to partly offset the decrease in income from construction operations. This improvement was the result of a reduction in outside legal expenses.

The $.9 million increase in other income (expense), from a $.6 million expense in 1999 to $.3 million of income in 2000 is due primarily to a $.5 million decrease in bank financing fees and a decrease in amortization of deferred debt expense relating to the Company's revolving credit agreement.

Interest expense decreased by $1.0 million due primarily to the reduction in debt achieved in March 2000 as a result of the closing of the new equity transaction described in Note 3 of Notes to Consolidated Condensed Financial Statements,

The provision for income taxes applicable to Income from Continuing Operations reflects a lower than normal tax rate for both 2000 and 1999 due to the realization of a portion of the Federal tax benefit not recognized in prior years due to certain accounting limitations. No tax benefit was attributable to Loss from Discontinued Operations in 1999 due to the same accounting limitations.

            Comparison of the Six Months Ended June 30, 2000 with the
                         Six Months Ended June 30, 1999

Revenues decreased $81.4 million (or 15.3%) from $531.3 million in 1999 to $449.9 million in 2000. This resulted from decreased construction revenues in both building and civil construction operations. Building

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                   (Continued)

construction revenues decreased $65.8 million (or 17.1%) from $384.7 million in 1999 to $318.9 million in 2000 due primarily to the completion in 1999 of several hotel/casino projects in the southwestern United States that were partly offset by the start up of the Mohegan Sun Casino Expansion project in the eastern United States. Civil construction operations revenues decreased by $15.6 million (or 10.6%) from $146.6 million in 1999 to $131.0 million in 2000. This decline in revenue was due primarily to the completion of several large joint venture infrastructure projects in California and New York and the timing in start up of new work acquired.

Income from continuing operations increased by $4.0 million (or 56.3%) from $7.1 million in 1999 to $11.1 million in 2000. The increase in income from continuing operations reflects improved gross profit margins in building construction and lower corporate general and administrative expenses. In addition, the favorable operating results reflect the impact of lower finance related charges due to the recapitalization of the Company completed at the end of the first quarter of 2000 and a decrease in income taxes.

Income from construction operations decreased by $.4 million (or 2.6%) from $15.3 million in 1999 to $14.9 million in 2000 as a result of increased construction-related general and administrative expenses of $.8 million, from $9.0 million in 1999 to $9.8 million in 2000. Building construction operating income increased by $3.8 million from $9.5 million in 1999 to $13.3 million in 2000 in spite of the decline in revenues described above reflecting an increase in average gross margin from 4.0% in 1999 to 6.1% in 2000 due primarily to the favorable close out of certain completed projects. Civil construction operating income decreased by $4.2 million from $5.8 million in 1999 to $1.6 million in 2000 partly reflecting the decrease in revenues described above and partly due to downward revisions of estimated profit on certain infrastructure projects. In addition, a $.9 million decrease in corporate general and administrative expenses from $3.4 million in 1999 to $2.5 million in 2000 contributed to the overall increase in total operating income of $.5 million, from $11.9 million in 1999 to $12.4 million in 2000.

The $1.5 million increase in other income (expense), from a $.9 million expense in 1999 to $.7 million of income in 2000 is the result of a $.4 million increase in short-term investment interest income which reflects an improved cash position in 2000; a $.6 million decrease in amortization of deferred debt expense relating to the Company's revolving credit agreement which was fully amortized at the end of 1999; and a $.5 million decrease in bank financing fees.

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

Discontinued Operations
-----------------------

As more fully described in Note 7 of Notes to the Consolidated Condensed Financial Statements, effective June 30, 1999, management adopted a plan to withdraw completely from the real estate development business and to wind down the operations of Perini Land and Development Company, the Company's real estate development subsidiary. Therefore, both historical and current real estate results have been presented as a discontinued operation in accordance with generally accepted accounting principles.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                   (Continued)


Financial Condition
-------------------

As more fully described in Note 3 of Notes to the Consolidated Condensed Financial Statements, effective March 29, 2000, the Company completed a recapitalization which included the sale of 9,411,765 shares of Common Stock for an aggregate of $40 million in cash (before fees and expenses) and the exchange of 100% of its Redeemable Series B Cumulative Convertible Preferred Stock for an aggregate of 7,490,417 shares of Common Stock. The effect of the recapitalization on the Company's stockholders' equity was to increase stockholders' equity by approximately $76.2 million, from a negative net worth of approximately $36.6 million to a positive net worth of approximately $39.6 million. In addition, the recapitalization and the concurrent negotiation of an Amended and Restated Credit Agreement (the "New Credit Agreement") described below served to significantly enhance the Company's working capital and liquidity required to support its ongoing construction operations.

Working capital increased $25.0 million, from $48.4 million at the end of 1999 to $73.4 million at June 30, 2000. The current ratio increased from 1.23:1 to 1.37:1 during the same period.

During the first six months of 2000, the Company used $46.1 million in cash and $37.3 million of net proceeds received from the issuance of Common Stock described above to fund $26.9 million used by operating activities, primarily for changes in working capital; $16.0 million for investing activities, primarily to fund construction joint ventures; and $40.5 million to reduce debt.

Long-term debt at June 30, 2000 was $19.8 million, a decrease of $21.3 million from December 31, 1999. The long-term debt to equity ratio at June 30, 2000 was
 .41:1. At December 31, 1999, a long-term debt to equity ratio could not be calculated due to the Company's negative equity position at that time.

Effective March 29, 2000, the Company entered into a New Credit Agreement with its lenders. The New Credit Agreement provides for a $35 million Term Loan and a $21 Revolving Credit Facility. The New Credit Agreement requires, among other things, that the Company repay the Term Loan quarterly through 2002 and the Revolving Credit Facility by January 21, 2003. Under the terms of the New Credit Agreement, the Company had $16 million available to borrow under the maximum commitment of $48.26 million at June 30, 2000. Management believes that cash generated from operations and existing credit lines should be adequate to meet the Company's funding requirements for at least the next twelve months.

Outlook
-------

o Continuing Construction Operations - The overall construction backlog at June 30, 2000 was at $1.63 billion, a slight decrease from the $1.66 billion record year end backlog at December 31, 1999. Approximately 68% of the current backlog relates to building construction projects which generally represent lower risk, lower margin work and approximately 32% of the current backlog relates to civil construction projects which generally represent higher risk, but correspondingly higher margin work. This mix of backlog between building and civil construction has remained relatively consistent over the past year and is viewed by management as a reasonable balance of work on hand.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                   (Continued)


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

o Earnings Per Share - An additional impact of the Company's recent recapitalization is a substantial increase in the number of outstanding shares of Common Stock, from 5,682,287 common shares outstanding prior to the recapitalization to 22,584,469 common shares outstanding after the recapitalization. Since the additional common shares issued in conjunction with the recapitalization were only outstanding for three days during the first quarter, their impact on the computation of weighted average common shares outstanding for the six months ended June 30, 2000 and, correspondingly, on the calculation of earnings per share ("EPS") for the six months ended June 30, 2000 was dilutive. However, the impact of the additional common shares issued in conjunction with the recapitalization on the computation of weighted average common shares outstanding and, correspondingly, on the calculation of EPS will increase substantially during the next nine months and serve to significantly dilute the Company's reported earnings per share in subsequent fiscal quarters. Partially offsetting the future dilutive impact on EPS of the additional shares outstanding are the elimination of dividend requirements and accretion related to the Series B Preferred Stock and a reduction in interest expense related to a lower average level of borrowings under the Company's credit facility. See calculation of pro forma EPS for the six months ended June 30, 2000 in Note 5 of Notes to Consolidated Condensed Financial Statements. Therefore, the earnings per share reported for the six months ended June 30, 2000 may not be indicative of the EPS that may be expected for the year ending December 31, 2000.

o Discontinued Real Estate Operations - Effective June 30, 1999, management adopted a plan to withdraw completely from the real estate development business and to wind down the operations of this business segment. Significant progress has been made in implementing the plan during the second half of 1999 and the first half of 2000 with more than 80% of the non-cash provision for the estimated loss on disposal being realized during this period. Properties sold or closed out during the past year include Rincon Center (California), The Villages at Lake Ridge (Georgia), Metrocentre (Florida), and the Southwest Gas Building (Arizona). In addition, portions of the remaining real estate properties have been sold, and other parcels are currently under or pending purchase and sale agreements. It is the opinion of management that the remaining provision for the estimated loss on disposal of the Company's real estate business segment is adequate; however, any significant changes to the assumptions inherent in the calculation of the provision, such as the anticipated timing of closings or sales price of the properties, could result in future adjustments of the provision.


Forward-looking Statements
--------------------------

The statements contained in this Management's Discussion and Analysis of the Consolidated Condensed Financial Statements, including "Outlook", and other sections of this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements involve a number of risks, uncertainties or other factors that may cause actual results or performance to

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                   (Continued)


be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules; the outcomes of pending or future litigation, arbitration or other dispute
resolution  proceedings;   changes  in  federal  and  state  appropriations  for
infrastructure projects; possible changes or developments in worldwide or domestic social, economic, business, industry, market and regulatory conditions or circumstances; and actions taken or omitted to be taken by third parties including the Company's customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials.

            QUANTITATIVE AND QUALITATIVE DISLOSURES ABOUT MARKET RISK

There has been no material change in the Company's exposure to market risk since December 31, 1999.

Part II. - Other Information
----------------------------

Item 1. - Legal Proceedings - None
---------------------------

Item 2. - Changes in Securities and Use of Proceeds
---------------------------------------------------

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

(d)  Not applicable

Item 3. - Defaults Upon Senior Securities
-----------------------------------------

(a)  None

(b) In accordance with the provisions of the 1995 Amended Revolving Credit Agreement, the First Amended and Restated Credit Agreement effective January 17, 1997 and the Second Amended and Restated Credit Agreement effective March 29, 2000, the Company suspended payment of quarterly dividends on its $21.25 Convertible Exchangeable Preferred Stock ("Preferred Stock") commencing with the dividend that normally would have been declared during December 1995 through the dividend that would normally have been declared during June 2000 for a total arrearage of $100.93 per share (or $10.09 per depositary share) which aggregates approximately $10,093,000 to date. While these dividends have not been declared or paid, they have been fully accrued in accordance with the "cumulative" feature of the stock.

----------------------------

Item 4. - Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

(a)  May 25, 2000 - Annual Meeting of Stockholders

(b)  Not applicable

(c)

(1) Nominees for Class I Directors as listed in the proxy statement, to hold office for a three year term, expiring 2003 and until their successors are chosen and qualified, were elected by the holders of Common Stock with the following vote:

                                                                                 Number of Votes
                                                              -------------------------------------------------------
                                                                                                        Authority
                 Class I Director                                  For               Against            Withheld
                 --------------------------------------       ---------------     ---------------    ----------------

                 Robert Band                                    21,364,091             ---               392,555

                 Michael R. Klein                               21,363,544             ---               393,102

                 Christopher H. Lee                             21,363,298             ---               393,348

(2) The Special Equity Incentive Plan as described in the proxy statement was approved with the following vote:

                                                          Number of Votes
                                                       ----------------------
                 For                                        18,793,821
                 Against                                       744,853
                 Authority Withheld                          2,217,972

(3) Two nominees for Preferred Directors (the "Preferred Directors") as listed in the proxy statement to hold office until the earlier of (i) the 2001 Annual Meeting of Stockholders and until their successors are chosen and qualified, or (ii) all dividends in arrears on the Preferred Stock have been paid or declared and funds therefor set apart for payment, were elected by the Depositary, based on the two nominees who received the greatest number of votes as indicated by the holders of the Depositary Shares. A summary of the voting results follows:


                                                                                 Number of Votes
                                                              -------------------------------------------------------
                             Nominees for                                                               Authority
                          Preferred Directors                      For               Against            Withheld
                 --------------------------------------       ---------------     ---------------    ----------------
                 Arthur I. Caplan (Elected)                      296,329               ---               176,340

                 Frederick Doppelt (Elected)                     299,047               ---               173,622


                 Stephen J. McAllister                           231,495               ---               241,174

                 Martin Shubik                                   221,082               ---               251,587

(d)  Not applicable

----------------------------

Item 5. - Other Information - None
---------------------------

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

     Exhibit 3. Articles of Incorporation and By-laws

               Incorporated herein by reference:

               3.1 Restated Articles of Organization - As amended through March 29, 2000 - Exhibit 3.1 to Form 8-K filed on April 12, 2000.

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

----------------------------

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

               4.16 Registration   Rights   Agreement   by  and   among   Perini
                    Corporation, Tutor-Saliba Corporation, Ronald N. Tutor, O&G Industries, Inc. and National Union Fire Insurance Company of Pittsburgh, Pa., BLUM Capital Partners, L.P., PB Capital Partners, L.P. The Common Fund for Non-Profit Organizations, and The Union Labor Life Insurance Company, acting on behalf of its Separate Account P, dated as of March 29, 2000 -
                    Exhibit 4.1 to Form 8-K filed on April 12, 2000.

               4.17 Shareholders'  Agreement  by and among  Perini  Corporation,
                    Tutor-Saliba Corporation, Ronald N. Tutor, O&G Industries, Inc. and National Union Fire Insurance Company of Pittsburgh, Pa., BLUM Capital Partners, L.P., PB Capital
                    Partners, L.P., The Common Fund for Non-Profit Organizations, and The Union Labor Life Insurance Company, acting on behalf of its Separate Account P, dated as of March 29, 2000 - Exhibit 4.2 to Form 8-K filed on April 12, 2000.

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

----------------------------


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

              10.31 Amendment  No.  2  dated  as of  December  31,  1999  to the
                    Management Agreement by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation - Exhibit 10.31 to Form 10-Q on filed on May 9, 2000.

              10.32 Special Equity  Incentive  Plan - Exhibit A to  Registrant's
                    Proxy Statement for Annual Meeting of Stockholders dated April 19, 2000.

(b)  Reports on Form 8-K

     A Form 8-K was filed on April 12, 2000 and reported on the completion of the $81 million recapitalization transaction and the $56 million bank credit agreement, as amended and restated, effective March 29, 2000 in "Item 5. Other Events" in said Form 8-K.

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                              Perini Corporation
                              ------------------
                              Registrant


Date: August 9, 2000          /s/ Robert Band
                              -----------------------------------
                              Robert Band, President and Chief Operating Officer



Date: August 9, 2000          /s/ Michael E. Ciskey
                              -----------------------------------
                              Michael E. Ciskey, Vice President and Controller