Form 10-Q
period 2000-09-30
PERINI CORP
filed 2000-11-06
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Yes [X]  No [ ]

Number of shares of common stock of registrant outstanding at November 6, 2000: 22,584,469

                                      PERINI CORPORATION & SUBSIDIARIES

                                                        INDEX

                                                                                                        Page Number

Part I. -      Financial Information:

               Item 1.    Financial Statements

                          Consolidated Condensed Balance Sheets -                                            3
                          September 30, 2000 and December 31, 1999

                          Consolidated Condensed Statements of Operations -                                  4
                          Three Months and Nine Months ended September 30, 2000 and 1999

                          Consolidated Condensed Statements of Cash Flows -                                  5
                          Nine Months ended September 30, 2000 and 1999

                          Notes to Consolidated Condensed Financial Statements                               6 - 12

               Item 2.    Management's Discussion and Analysis of the Consolidated Financial                 13 - 17
                          Condition and Results of Operations

               Item 3.    Quantitative and Qualitative Disclosures About Market Risk                         17

Part II. -     Other Information:

               Item 1.     Legal Proceedings                                                                 18

               Item 2.     Changes in Securities and Use of Proceeds                                         18

               Item 3.     Defaults Upon Senior Securities                                                   18

               Item 4.     Submission of Matters to a Vote of Security Holders                               18

               Item 5.     Other Information                                                                 18

               Item 6.     Exhibits and Reports on Form 8-K                                                  18 - 21

               Signatures                                                                                    22

                                             PERINI CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                                         SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                                      (In Thousands)

                                         ASSETS                                                  SEPT. 30,       DEC. 31,

                                                                                                   2000           1999
                                                                                               -------------  --------------

Cash (Note 4)                                                                                      $ 38,615        $ 58,193
Accounts and Notes Receivable                                                                       141,623          93,785
Unbilled Work                                                                                        17,205          14,283
Construction Joint Ventures                                                                          94,523          82,493
Net Current Assets of Discontinued Operations (Note 8)                                               11,763          12,695
Other Current Assets                                                                                  1,155             647
                                                                                               -------------  --------------
     Total Current Assets                                                                         $ 304,884       $ 262,096
                                                                                               -------------  --------------

Other Assets                                                                                        $ 3,545         $ 3,575
                                                                                               -------------  --------------

Property and Equipment, less Accumulated Depreciation of $17,952 in 2000 and
$17,438 in 1999                                                                                     $ 9,837         $ 9,817
                                                                                               -------------  --------------

                                                                                                  $ 318,266       $ 275,488
                                                                                               =============  ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Maturities of Long-Term Debt (Note 4)                                                      $ 11,860        $ 32,158
Accounts Payable                                                                                    120,964          83,578
Advances from Construction Joint Ventures                                                            16,395          14,104
Deferred Contract Revenue                                                                            32,266          45,088
Accrued Expenses                                                                                     45,071          38,738
                                                                                               -------------  --------------
     Total Current Liabilities                                                                    $ 226,556       $ 213,666
                                                                                               -------------  --------------

Deferred Income Taxes and Other Liabilities                                                        $ 18,139        $ 19,664
                                                                                               -------------  --------------

Long-Term Debt, less current maturities included above (Note 4)                                    $ 19,772        $ 41,091
                                                                                               -------------  --------------

Redeemable Convertible Series B Preferred Stock (Note 3)                                                $ -        $ 37,685
                                                                                               -------------  --------------

Stockholders' Equity (Deficit) (Note 3):
  Preferred Stock                                                                                     $ 100           $ 100
  Series A Junior Participating Preferred Stock                                                           -               -
  Stock Purchase Warrants                                                                             2,233           2,233
  Common Stock                                                                                       22,645           5,743
  Paid-In Surplus                                                                                   100,056          43,561
  Retained Earnings (Deficit)                                                                       (70,270)        (87,290)
                                                                                               -------------  --------------
                                                                                                   $ 54,764       $ (35,653)
  Less - Treasury Stock                                                                                 965             965
                                                                                               -------------  --------------
     Total Stockholders' Equity (Deficit)                                                          $ 53,799       $ (36,618)
                                                                                               -------------  --------------

                                                                                                  $ 318,266       $ 275,588
                                                                                               =============  ==============

                        The accompanying notes are in integral part of these financial statements.

                                                         PERINI CORPORATION
                                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                 (In Thousands, Except Share Data)

                                                                               THREE MONTHS                     NINE MONTHS
                                                                           ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                                      -------------------------------   -----------------------------

                                                                          2000             1999             2000            1999
                                                                      -------------    --------------   -------------   -------------
                                                                                                                          (Note 8)
CONTINUING OPERATIONS:

Construction Revenues (Note 9)                                           $ 309,991         $ 244,887       $ 759,841       $ 776,233

Cost of Operations                                                         297,502           230,708         722,700         737,729
                                                                      -------------    --------------   -------------   -------------

Gross Profit                                                              $ 12,489          $ 14,179        $ 37,141        $ 38,504

General and Administrative Expenses                                          5,767             7,434          18,059          19,869
                                                                      -------------    --------------   -------------   -------------

INCOME FROM OPERATIONS (Note 9)                                            $ 6,722           $ 6,745        $ 19,082        $ 18,635

Other Income (Expense), Net                                                    (50)              (96)            604            (984)
Interest Expense                                                              (664)           (2,048)         (3,196)         (5,424)
                                                                      -------------    --------------   -------------   -------------

Income from Continuing Operations before Income Taxes                      $ 6,008           $ 4,601        $ 16,490        $ 12,227

Credit (Provision) for Income Taxes (Note 5)                                   (70)                -             530            (500)
                                                                      -------------    --------------   -------------   -------------

INCOME FROM CONTINUING OPERATIONS                                          $ 5,938           $ 4,601        $ 17,020        $ 11,727
                                                                      -------------    --------------   -------------   -------------

LOSS FROM DISCONTINUED OPERATIONS (Notes 5 and 8)                              $ -               $ -             $ -       $(100,005)
                                                                      -------------    --------------   -------------   -------------

NET INCOME (LOSS)                                                          $ 5,938           $ 4,601        $ 17,020       $ (88,278)
                                                                      =============    ==============   =============   =============

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE (Note 6):

Income from Continuing Operations                                           $ 0.24            $ 0.53          $ 0.83          $ 1.26
Loss from Discontinued Operations                                                -                 -               -          (17.91)
                                                                      -------------    --------------   -------------   -------------
     Total                                                                  $ 0.24            $ 0.53          $ 0.83        $ (16.65)
                                                                      =============    ==============   =============   =============

DIVIDENDS PER COMMON SHARE (Note 7)                                            $ -               $ -             $ -             $ -
                                                                      =============    ==============   =============   =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 6)                     22,584,469         5,680,485      17,156,031       5,582,859
                                                                      =============    ==============   =============   =============

                        The accompanying notes are in integral part of these financial statements.

                                      PERINI CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                                (In Thousands)

                                                                                            NINE MONTHS
                                                                                        ENDED SEPTEMBER 30,
                                                                                    ----------------------------
                                                                                       2000            1999
                                                                                    ------------   -------------
                                                                                                     (Note 8)
Cash Flows from Operating Activities:
Net Income (Loss)                                                                      $ 17,020       $ (88,278)
Adjustments to reconcile net income (loss)to net cash from operating activities:
  Loss from discontinued operations                                                           -         100,005
  Depreciation and amortization                                                           1,612           2,328
  Noncurrent deferred taxes and other liabilities                                        (3,119)            179
  Distributions greater than earnings of joint ventures and affiliates                    9,784           1,156
  Cash used by changes in components of working capital other than cash, net current assets of discontinued operations and current maturities of
    long-term debt                                                                      (17,297)        (26,884)
  Other non-cash items, net                                                                (328)            (34)
                                                                                    ------------   -------------

    NET CASH PROVIDED FROM (USED BY) OPERATING ACTIVITIES                               $ 7,672       $ (11,528)
                                                                                    ------------   -------------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment                                            $ 431           $ 492
  Cash distributions of capital from unconsolidated joint ventures                          350           1,475
  Acquisition of property and equipment                                                  (1,325)         (1,222)
  Capital contributions to unconsolidated joint ventures                                (22,121)         (9,910)
  Proceeds from (investment in) discontinued operations (Note 8)                            932          (2,126)
  Investment in other activities                                                         (1,206)           (624)
                                                                                    ------------   -------------

    NET CASH USED BY INVESTING ACTIVITIES                                             $ (22,939)      $ (11,915)
                                                                                    ------------   -------------

Cash Flows from Financing Activities:
  Proceeds from issuance of Common Stock, net                                          $ 37,306         $ 1,197
  Proceeds from long-term debt                                                            7,911           9,790
  Reduction of long-term debt                                                           (49,528)           (581)
  Treasury Stock issued                                                                       -             155
                                                                                    ------------   -------------

    NET CASH (USED BY) PROVIDED FROM FINANCING ACTIVITIES                              $ (4,311)       $ 10,561
                                                                                    ------------   -------------

Net Decrease in Cash                                                                  $ (19,578)      $ (12,882)
Cash at Beginning of Year                                                                58,193          46,507
                                                                                    ------------   -------------

Cash at End of Period                                                                  $ 38,615        $ 33,625
                                                                                    ============   =============

Supplemental Disclosure of Cash paid during the period for:
  Interest                                                                              $ 3,400         $ 5,627
                                                                                    ============   =============
  Income tax payments                                                                     $ 389           $ 110
                                                                                    ============   =============

Supplemental Disclosures of Non-cash Transactions:
  Dividends paid in shares of Series B Preferred Stock (Note 7)                         $ 1,161         $ 2,789
                                                                                    ============   =============
  Conversion of Series B Preferred Stock into Common Stock
  at $5.50 per share (Note 3)                                                          $ 38,942             $ -
                                                                                    ============   =============

                              The accompanying notes are an integral part of these financial statements.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

  Basis of Presentation

  The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 1999. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, except for the presentation of Discontinued Operations as more fully described in Note 8 below, necessary to present fairly the Company’s financial position as of September 30, 2000 and December 31, 1999 and results of operations and cash flows for the three month and nine month periods ended September 30, 2000 and 1999. The results of operations for the nine month period ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000 because the Company’s results are primarily generated from a limited number of significant active construction contracts. Therefore, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

  Significant Accounting Policies

  The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note (1) to such financial statements included in Form 10-K for the year ended December 31, 1999. The Company has made no significant change in these policies during 2000.

  Recapitalization

  On March 29, 2000 (the “Closing Date”), the Company completed the sale of 9,411,765 shares of its common stock, par value $1.00 (the “Common Stock”), for an aggregate of $40 million, or $4.25 per share (the “Purchase”), to Tutor-Saliba Corporation (“TSC”), O&G Industries, Inc. (“O&G”), and National Union Fire Insurance Company of Pittsburgh, Pa., a wholly owned subsidiary of American International Group, Inc. (“National Union” and together with TSC and O&G, the “New Investors”) pursuant to a Securities Purchase Agreement dated as of February 5, 2000 by and among the Company and the New Investors. Tutor-Saliba Corporation is owned and controlled by Ronald N. Tutor, who serves as Chairman of the Company’s Board of Directors and Chief Executive Officer.

  In connection with the Purchase, TSC acquired 2,352,942 shares of Common Stock for a total consideration of $10,000,000, O&G acquired 2,352,941 shares of Common Stock for a total consideration of $10,000,000 and National Union acquired 4,705,882 shares of Common Stock for a total consideration of $20,000,000.

  Concurrent with the closing of the Purchase and as a condition thereto, the Company exchanged 100% of its Redeemable Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) (which had a current accreted face amount of approximately $41.2 million) for an aggregate of 7,490,417 shares of common stock at an exchange price of $5.50 per share (the “Exchange” and together with the Purchase, the “Transaction”) pursuant to certain Exchange Agreements by and

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
 (Continued)

  Recapitalization (continued)

  between the Company and each of The Union Labor Life Insurance Company, acting on behalf of its Separate Account P (“ULLICO”), PB Capital Partners, L.P. (“PB Capital”) and The Common Fund for Non-Profit Organizations (“The Common Fund”).

  In connection with the Transaction, the Company amended its By-Laws to remove provisions creating an Executive Committee of the Board of Directors and granting certain powers to it and amended its Restated Articles of Organization as of the Closing Date to increase the number of authorized shares of Common Stock from 15,000,000 shares to 40,000,000 shares and to amend the Series B Preferred Stock Certificate of Vote. The Company also entered into a Shareholders’ Agreement and a Registration Rights Agreement, each by and among the Company, the New Investors, Ronald N. Tutor, BLUM Capital Partners, L.P., PB Capital, The Common Fund and ULLICO dated as of the Closing Date. The Shareholders’ Agreement contains provisions that define, among other things, certain put and call rights and rights of first refusal between National Union and TSC, tag-along rights of the New Investors and former holders of Series B Preferred Stock and certain procedures to protect the Company’s use of its net operating losses (“NOLs”) for tax purposes. Since the Common Stock issued in connection with the Transaction was not registered under the Securities Act, the Registration Rights Agreement contains provisions that define the rights of the New Investors and former holders of Series B Preferred Stock to require the Company, under certain circumstances, to register some or all of the shares under the Securities Act. In addition, the Company entered into an Amendment to the Shareholder Rights Agreement dated as of the Closing Date whereby the Transaction would not trigger the dilutive provisions of the Agreement.

  A Special Committee of the Company’s Board of Directors approved the Transaction after receiving a fairness opinion from the investment banking firm of Houlihan Lokey Howard & Zukin. A majority of outstanding common shares, including a majority of shares held by disinterested shareholders, were voted in favor of the Transaction at a Special Meeting of Stockholders held on March 29, 2000.

  The shares of Common Stock issued in the Purchase represent approximately 42% of the Company’s voting rights and the New Investors have the right to nominate three members to the Company’s Board of Directors. The New Investors designated Ronald N. Tutor, Raymond R. Oneglia and Christopher H. Lee as their nominees and they were appointed Directors of the Company as of March 29, 2000. The former holders of the Series B Preferred Stock now control approximately 33% of the Company’s voting rights and continue to be entitled to nominate two members to the Company’s Board of Directors. The former holders of Series B Preferred Stock designated Michael R. Klein and Robert A. Kennedy as their nominees and they were appointed Directors of the Company as of March 29, 2000.

  In connection with the Transaction and as a condition thereto, the Company also entered into an Amended and Restated Credit Agreement with its lenders that extended the credit facility from January 2001 to January 2003 (see Note 4).

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
 (Continued)

  Recapitalization (continued)

  The effect of the Transaction on Stockholders’ Equity was to increase Stockholders’ Equity by approximately $76.2 million, from a negative net worth of approximately $36.6 million to a positive net worth of approximately $39.6 million upon the closing of the Transaction on March 29, 2000. An analysis of Stockholders’ Equity for the nine months ended September 30, 2000 follows (in thousands):

                                                        Stock                                    Retained
                                        Preferred      Purchase       Common       Paid-In       Earnings      Treasury
                                          Stock        Warrants       Stock        Surplus       (Deficit)      Stock        Total
                                       ------------- ------------- ------------- ------------- ------------- ------------- -----------
Balance - December 31, 1999                   $ 100       $ 2,233       $ 5,743      $ 43,561     $ (87,290)       $ (965)  $ (36,618)

Net income                                        -             -             -             -        17,020             -      17,020

Preferred Stock dividends accrued
($15.94 per share*) (Note 7)                      -             -             -        (1,594)            -             -      (1,594)

Series B Preferred Stock in-kind
dividends issued (Note 7)                         -             -             -        (1,161)            -             -      (1,161)

Accretion related to Series B Preferred
Stock                                             -             -             -           (96)            -             -         (96)

Net proceeds received from issuance
 of Common Stock                                  -             -         9,412        27,894             -             -      37,306

Exchange of Series B Preferred Stock
 for Common Stock                                 -             -         7,490        31,452             -             -      38,942

                                       -----------------------------------------------------------------------------------------------
Balance - September 30, 2000                  $ 100       $ 2,233      $ 22,645     $ 100,056     $ (70,270)       $ (965)    $53,799
                                       ===============================================================================================

*Equivalent to $1.594 per Depositary Share
  Long-term Debt

  In conjunction with the recapitalization of the Company as described in Note 3, effective March 29, 2000, the Company entered into an Amended and Restated Credit Agreement (the “New Credit Agreement”) with its lenders that extended the credit facility from January 2001 to January 2003. The New Credit Agreement provides for a $35 million term loan (the “Term Loan”) and a $21 million revolving credit facility (the “Revolving Credit Facility”). The New Credit Agreement requires that the Company repay the Term Loan in quarterly installments through 2002 and the Revolving Credit Facility by January 21, 2003. Commitments under the New Credit Agreement have been reduced to $44.5 million as of September 30, 2000 as a result of scheduled Term Loan payments and proceeds from sales of certain real estate. In addition, on September 6, 2000, the Company completed a refinancing of its corporate headquarters building for $7.5 million at an annual interest rate of approximately 9%. In connection with the refinancing, approximately $.8 million was set aside in escrow for immediate and future repairs and improvements to the

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
 (Continued)

  Long-term Debt (continued)

  structure and the grounds. The loan is payable in equal monthly installments of $67,300 over a ten year period, with a balloon payment of $5.3 million due in 2010.

  Provision For Income Taxes

  The credit (provision) for income taxes applicable to Income from Continuing Operations reflects a lower-than-normal tax rate in both 2000 and 1999 due primarily to the realization of a portion of the Federal tax benefit not recognized in prior years due to certain accounting limitations. No tax benefit was attributable to Loss from Discontinued Operations in 1999 due to the same accounting limitations. In addition, the credit for income taxes applicable to Income from Continuing Operations for the nine months ended September 30, 2000 reflects the reversal of foreign taxes accrued in prior years that are no longer required.

  Per Share Data

  Computations of basic and diluted earnings (loss) per common share (“EPS”) amounts are based on the weighted average number of the Company’s common shares outstanding during the periods presented. The actual basic and diluted EPS for the three and nine month periods ended September 30, 2000 and 1999 and the pro forma basic and diluted EPS for the nine months ended September 30, 2000, assuming the Transaction described in Note 3 closed on January 1, 2000, are calculated as follows (in thousands, except per share amounts):

                                                     Three Months Ended Sept. 30,               Nine Months Ended Sept. 30,
                                                      ------------------------------------------------------------------------------
                                                          2000             1999               2000            2000          1999
                                                         Actual           Actual            Pro Forma        Actual        Actual
                                                      -------------   ----------------     ------------    -----------   -----------
Income from Continuing Operations                          $ 5,938            $ 4,601         $ 17,020        $17,020       $11,727
                                                      -------------   ----------------     ------------    -----------   -----------
Less:
- Accrued dividends on $21.25 Senior Preferred Stock        $ (532)            $ (531)        $ (1,594)       $(1,594)     $ (1,593)
- Dividends declared on Series B Preferred Stock                 -               (953)               - (a)     (1,161)       (2,789)
- Accretion deduction required to reinstate mandatory
   redemption value of Series B Preferred Stock over a
   period of 8-10 years                                          -                (95)               - (a)        (96)         (284)
Plus - Interest Expense                                          -                  -              863 (b)          -             -
                                                      -------------   ----------------     ------------    -----------   -----------
                                                            $ (532)          $ (1,579)          $ (731)       $(2,851)     $ (4,666)
                                                      -------------   ----------------     ------------    -----------   -----------

Earnings from Continuing Operations                        $ 5,406            $ 3,022         $ 16,289        $14,169       $ 7,061
Loss from Discontinued Operations                                -                  -                -              -      (100,005)
                                                      -------------   ----------------     ------------    -----------   -----------
Total Available for Common Stockholders                    $ 5,406            $ 3,022         $ 16,289        $14,169     $ (92,944)
                                                      =============   ================     ============    ===========   ===========

Weighted average shares outstanding                         22,584              5,680           22,584 (c)     17,156         5,583
                                                      -------------   ----------------     ------------    -----------   -----------

Basic and diluted earnings (loss) per Common Share
from -
  Continuing Operations                                     $ 0.24             $ 0.53           $ 0.72         $ 0.83        $ 1.26
  Discontinued Operations                                        -                  -                -              -        (17.91)
                                                      -------------   ----------------     ------------    -----------   -----------
Total                                                       $ 0.24             $ 0.53           $ 0.72         $ 0.83      $ (16.65)
                                                      =============   ================     ============    ===========   ===========

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
 (Continued)

  Per Share Data (continued)

          (a) For pro forma purposes it is assumed that the Series B Preferred Stock was converted into shares of Common Stock as of January 1, 2000. Therefore, the deduction of $1,161 for dividends declared on the Series B Preferred Stock and the deduction of $96 for accretion applicable to the Series B Preferred Stock are not required when calculating the pro forma earnings per share from continuing operations for the nine months ended September 30, 2000.

          (b) The pro forma adjustment reducing interest expense by $863 is based on the assumption that the net cash proceeds of $37.3 million ($40 million less estimated related expenses of $2.7 million) received from the New Investors was used to reduce debt under the Company’s Revolving Credit Facility as of January 1, 2000 based on the average effective borrowing rate of 9.25% experienced during the first three months of 2000.

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

  As previously disclosed, in conjunction with the covenants of the Company’s Credit Agreements, the Company is required to suspend the payment of quarterly dividends on its $21.25 Preferred Stock (“Preferred Stock”) until certain financial criteria are met. Therefore, the dividends on the Preferred Stock have not been declared since 1995 (although they have been fully accrued due to the “cumulative” feature of the Preferred Stock). The aggregate amount of dividends in arrears is approximately $10,624,000 at September 30, 2000 which represents approximately $106.24 per share of Preferred Stock or approximately $10.62 per Depositary Share and is included in “Deferred Income Taxes and Other Liabilities” (long-term) in the accompanying Consolidated Condensed Balance Sheets. Under the terms of the Preferred Stock, the holders of the Depositary Shares were entitled to elect two additional Directors since dividends had been deferred for more than six quarters and they did so at each of the Annual Meetings of Stockholders held on May 14, 1998, May 13, 1999, and May 25, 2000.

  Quarterly In-kind dividends (based on an annual rate of 10%) were paid on March 15, 2000 on the Series B Preferred Stock to the stockholders of record on March 1, 2000. The dividends were paid in the form of approximately 5,004 additional shares of Series B Preferred Stock valued at $200.00 per share for a total of $1,000,918. In addition, accrued in-kind dividends were paid on the Series B Preferred Stock for the 14-day period from March 16, 2000 through March 29, 2000, the date on which the holders of the Series B Preferred Stock exchanged 100% of their shares of Series B Preferred Stock for shares of the Company’s Common Stock (see Note 3). The dividends were paid in the form of approximately 798 additional shares of Series B Preferred Stock valued at $200.00 per share for a total of $159,621.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
 (Continued)

  Discontinued Operations

  Effective June 30, 1999, management adopted a plan to withdraw completely from the real estate development business and to wind down the operations of Perini Land and Development Company (“PL&D”), the Company’s real estate development subsidiary. Therefore, both historical and current real estate results have been presented as a discontinued operation in accordance with generally accepted accounting principles. Based on the plan, in the second quarter of 1999, the Company recorded a $99,311,000 non-cash provision which represents the estimated loss on disposal of this business segment. This non-cash charge reflects the impact of the disposition of the Rincon Center property located in San Francisco and the reduction in projected future cash flow from the disposition of PL&D’s remaining real estate development operations resulting from the change in strategy of holding the properties through the necessary development and stabilization periods to a new strategy of generating short-term liquidity through an accelerated disposition or bulk sale. The estimated loss on disposal of the real estate business segment also includes a provision for shut down costs related to PL&D during the wind down period. No Federal tax benefit was attributable to the estimated loss on disposal of the real estate business segment (see Note 5). Several of the remaining real estate properties now being offered for sale are currently under or are pending purchase and sale agreements.

  At September 30, 2000 and December 31, 1999, the net current assets of discontinued real estate development operations consisted primarily of real estate properties for sale. In accordance with generally accepted accounting principles, the results of discontinued real estate development operations have been reclassified to “Loss from Discontinued Operations”. In connection therewith, the revenues related to these operations are summarized below (in thousands):

                                         Three Months Ended                 Nine Months Ended
                                           September 30,                      September 30,
                                    -----------------------------     -------------------------------
                                       2000             1999              2000              1999
                                       ----             ----              ----              ----
               Revenues               $1,380           $12,121           $2,334            $21,052
                                    ============     ============     =============      ============
  Business Segments

  The following tables set forth certain updated business segment information relating to the Company’s operations for the three month and nine month periods ended September 30, 2000 and 1999 (in thousands):

Three months ended September 30, 2000
------------------------------------------------------------
                                                           Reportable Segments
                                               --------------------------------------------
                                                                                                            Consolidated
                                                 Building        Civil         Totals       Corporate          Totals
                                               -------------  ------------  -------------  ------------    ----------------
Revenues                                           $230,000      $ 79,991       $309,991           $ -           $ 309,991
Income from Operations                              $ 8,073          $ 43        $ 8,116      $ (1,394)*           $ 6,722

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
 (Continued)

Three months ended September 30, 1999
-----------------------------------------------
                                                           Reportable Segments
                                               --------------------------------------------
                                                                                                            Consolidated
                                                 Building        Civil         Totals       Corporate          Totals
                                               -------------  ------------  -------------  ------------    ----------------
Revenues                                           $164,532      $ 80,355       $244,887           $ -           $ 244,887
Income from Operations                              $ 4,760       $ 4,038        $ 8,798      $ (2,053)*           $ 6,745

Nine months ended September 30, 2000
-----------------------------------------------
                                                           Reportable Segments
                                               --------------------------------------------
                                                                                                            Consolidated
                                                 Building        Civil         Totals       Corporate          Totals
                                               -------------  ------------  -------------  ------------    ----------------
Revenues                                           $548,898      $210,943       $759,841           $ -           $ 759,841
Income from Operations                             $ 21,440       $ 1,546       $ 22,986      $ (3,904)*          $ 19,082
Assets                                             $132,885      $132,553       $265,438      $ 52,828 **        $ 318,266

Nine months ended September 30, 1999
-----------------------------------------------
                                                           Reportable Segments
                                               --------------------------------------------
                                                                                                            Consolidated
                                                 Building        Civil         Totals       Corporate          Totals
                                               -------------  ------------  -------------  ------------    ----------------
Revenues                                           $549,224      $227,009       $776,233           $ -           $ 776,233
Income from Operations                             $ 14,214       $ 9,894       $ 24,108      $ (5,473)*          $ 18,635
Assets                                             $138,133      $104,270       $242,403      $ 51,436 **        $ 293,839

 *In all periods, consists of corporate general and administrative expenses.

**In all periods, corporate assets consist principally of cash, cash equivalents, marketable securities and other investments available for general corporate purposes plus the net assets of discontinued operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
CONDENSED FINANCIAL STATEMENTS

Results of Operations

Comparison of the Third Quarter of 2000 with the Third Quarter of 1999

Overall revenue from construction operations increased by $65.1 million (or 26.6%), from $244.9 million in 1999 to $310.0 million in 2000. This increase resulted from an increase in building construction revenues of $65.5 million (or 39.8%), from $164.5 million in 1999 to $230.0 million in 2000, due primarily to an increase in the volume of work completed at the Mohegan Sun Casino Expansion project in the eastern United States. Civil construction revenues were relatively consistent between years; $80.0 million in 2000 compared to $80.4 million in 1999.

Income from continuing operations increased by $1.3 million (or 29%), from $4.6 million in 1999 to $5.9 million in 2000. This increase reflects lower corporate and construction-related general and administrative expenses as well as lower interest expense due to the reduction in debt achieved at the end of the first quarter of 2000 as a result of the new equity transaction.

Income from construction operations decreased by $.7 million (or 8%), from $8.8 million in 1999 to $8.1 million in 2000. Civil construction operating income decreased by $4.0 million, from $4.0 million in 1999 to break even in 2000, reflecting losses recorded on a tunnel project in New York City and on a mass transportation project in Puerto Rico. This decrease was partially offset by an increase in building construction operating income of $3.3 million, from $4.8 million in 1999 to $8.1 million in 2000 due to the favorable close out in 2000 of certain completed projects. A $.7 million decrease in corporate general and administrative expenses, from $2.1 million in 1999 to $1.4 million in 2000, also served to partly offset the decrease in income from civil construction operations. This improvement was the result of a reduction in outside legal expenses.

Interest expense decreased by $1.3 million, from $2.0 million in 1999 to $.7 million in 2000, due primarily to the reduction in debt achieved at the end of the first quarter of 2000 as a result of the closing of the new equity transaction described in Note 3 of Notes to Consolidated Condensed Financial Statements.

The provision for income taxes applicable to Income from Continuing Operations reflects a lower than normal tax rate for both 2000 and 1999 due to the realization of a portion of the Federal tax benefit not recognized in prior years due to certain accounting limitations.

Comparison of the Nine Months Ended September 30, 2000 with the
Nine Months Ended September 30, 1999

Revenues decreased $16.4 million (or 2.1%) from $776.2 million in 1999 to $759.8 million in 2000. This decrease reflects a reduction in civil construction revenues of $16.1 million (or 7.1%), from $227.0 million to $210.9 million, primarily due to the completion of several large joint venture projects in California and New York and the timing in start up of new work acquired. Building construction revenues were relatively consistent between years; $549.2 million in 1999 compared to $548.9 million in 2000.

Income from continuing operations increased by $5.3 million (or 45%), from $11.7 million in 1999 to $17.0 million in 2000. The increase in income from continuing operations reflects improved gross profit margins in building construction and lower corporate general and administrative expenses. In addition, the favorable operating results reflect the impact of lower finance-related charges due to the recapitalization of the Company completed at the end of the first quarter of 2000 and a decrease in income taxes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
CONDENSED FINANCIAL STATEMENTS
(Continued)

Income from construction operations decreased by $1.1 million (or 4.6%), from $24.1 million in 1999 to $23.0 million in 2000 primarily due to a decreased profit contribution from civil construction operations. Civil construction operating income decreased by $8.4 million, from $9.9 million in 1999 to $1.5 million in 2000, due primarily to downward revisions of estimated profit on certain infrastructure projects and, to a lesser extent, the decrease in revenues described above. This decrease was largely offset by an increase in building construction operating income of $7.3 million, from $14.2 million in 1999 to $21.5 million in 2000, reflecting an increase in average gross margin from 4.3% in 1999 to 5.5% in 2000 due primarily to the favorable close out of certain completed projects. In addition, a $1.6 million decrease in corporate general and administrative expenses from $5.5 million in 1999 to $3.9 million in 2000 contributed to the overall increase in total operating income of $.5 million, from $18.6 million in 1999 to $19.1 million in 2000. The decrease in corporate general and administrative expenses was primarily the result of a reduction in outside legal expenses.

The $1.6 million increase in other income (expense), from a $1.0 million expense in 1999 to $.6 million of income in 2000, is the result of a $.9 million decrease in amortization of deferred debt expense relating to the Company's revolving credit agreement which was fully amortized at the end of 1999, and a $.8 million decrease in bank financing fees.

Interest expense decreased by $2.2 million, from $5.4 million in 1999 to $3.2 million in 2000, due primarily to the reduction in debt achieved at the end of the first quarter of 2000 as a result of the new equity transaction described in Note 3 of Notes to Consolidated Condensed Financial Statements.

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

Discontinued Operations

As more fully described in Note 8 of Notes to the Consolidated Condensed Financial Statements, effective June 30, 1999, management adopted a plan to withdraw completely from the real estate development business and to wind down the operations of Perini Land and Development Company, the Company's real estate development subsidiary. Therefore, both historical and current real estate results have been presented as a discontinued operation in accordance with generally accepted accounting principles.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
CONDENSED FINANCIAL STATEMENTS
(Continued)

described below served to significantly enhance the Company's working capital and liquidity required to support its ongoing construction operations.

Working capital increased $29.9 million, from $48.4 million at the end of 1999 to $78.3 million at September 30, 2000. The current ratio increased from 1.23:1 to 1.35:1 during the same period.

During the first nine months of 2000, the Company generated $7.7 million of cash from operations, primarily from joint venture profit distributions, as well as $37.3 million of net proceeds received from the issuance of Common Stock described above and $7.9 million of new long-term debt, primarily from the refinancing of the Company's corporate headquarters building described below. These proceeds as well as $19.6 million of cash on hand were used to fund $23.0 million for investing activities, primarily to fund construction joint ventures, and $49.5 million to reduce debt.

Long-term debt at September 30, 2000 was $19.8 million, a decrease of $21.3 million from December 31, 1999. The long-term debt to equity ratio at September 30, 2000 was .37:1. At December 31, 1999, a long-term debt to equity ratio could not be calculated due to the Company's negative equity position at that time.

Effective March 29, 2000, the Company entered into a New Credit Agreement with its lenders. The New Credit Agreement provides for a $35 million Term Loan and a $21 Revolving Credit Facility. The New Credit Agreement requires, among other things, that the Company repay the Term Loan quarterly through 2002 and the Revolving Credit Facility by January 21, 2003. Under the terms of the New Credit Agreement, the Company had $21 million available to borrow under the maximum commitment of $44.5 million at September 30, 2000. In addition, on September 6, 2000, the Company completed a refinancing of its corporate headquarters building for $7.5 million at an annual interest rate of approximately 9%. The loan is payable in monthly installments over a ten year period with a balloon payment of $5.3 million due in 2010. Management believes that cash generated from operations and existing credit lines should be adequate to meet the Company's funding requirements for at least the next twelve months.

Outlook

  Continuing Construction Operations - The overall construction backlog at September 30, 2000 was $1.91 billion, a new record for the Company and a 15% increase from the $1.66 billion record year end backlog at December 31, 1999. Approximately 68% of the current backlog relates to building construction projects which generally represent lower risk, lower margin work and approximately 32% of the current backlog relates to civil construction projects which generally represent higher risk, but correspondingly higher margin work. This mix of backlog between building and civil construction has remained relatively consistent over the past year and is viewed by management as a reasonable balance of work on hand.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
CONDENSED FINANCIAL STATEMENTS
(Continued)

  Earnings Per Share - An additional impact of the Company's recent recapitalization is a substantial increase in the number of outstanding shares of Common Stock, from 5,682,287 common shares outstanding prior to the recapitalization to 22,584,469 common shares outstanding after the recapitalization. Since the additional common shares issued in conjunction with the recapitalization were only outstanding for three days during the first quarter, their impact on the computation of weighted average common shares outstanding and on the calculation of earnings per share ("EPS") for the nine months ended September 30, 2000 was dilutee. However, the impact of the additional common shares issued in conjunction with the recapitalization on the computation of weighted average common shares outstanding and, correspondingly, on the calculation of EPS will increase during the next six months and serve to dilute the Company's reported earnings per share in subsequent fiscal quarters. Partially offsetting the future dilutive impact on EPS of the additional shares outstanding are the elimination of dividend requirements and accretion related to the Series B Preferred Stock and a reduction in interest expense related to a lower average level of borrowings under the Company's credit facility. See calculation of pro forma EPS for the nine months ended September 30, 2000 in Note 6 of Notes to Consolidated Condensed Financial Statements. Therefore, the earnings per share reported for the nine months ended September 30, 2000 may not be indicative of the EPS that may be expected for the year ending December 31, 2000.

  Discontinued Real Estate Operations - Effective June 30, 1999, management adopted a plan to withdraw completely from the real estate development business and to wind down the operations of this business segment. Significant progress has been made in implementing the plan during the second half of 1999 and the first nine months of 2000 with more than 90% of the non-cash provision for the estimated loss on disposal being realized during this period. Properties sold or closed out in accordance with the plan include Rincon Center (California), The Villages at Lake Ridge (Georgia), Metrocentre (Florida), and the Southwest Gas Building (Arizona). In addition, portions of the remaining real estate properties have been sold, and other parcels are currently under or pending purchase and sale agreements. It is the opinion of management that the remaining provision for the estimated loss on disposal of the Company's real estate business segment is adequate; however, any significant changes to the assumptions inherent in the calculation of the provision, such as the anticipated timing of closings or sales price of the properties, could result in future adjustments of the provision.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
CONDENSED FINANCIAL STATEMENTS
(Continued)

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

(c)     None

(d)     Not applicable

Item 3. - Defaults Upon Senior Securities

(a)     None

(b)     In accordance with the provisions of the 1995 Amended Revolving Credit Agreement, the First
        Amended and Restated Credit Agreement effective January 17, 1997 and the Second Amended and Restated Credit Agreement effective March 29, 2000, the Company suspended payment of quarterly dividends on its $21.25 Convertible Exchangeable Preferred Stock ("Preferred Stock")
        commencing with the dividend that normally would have been declared during December 1995 through the dividend that would normally have been declared during September 2000 for a total arrearage of $106.24 per share (or $10.62 per depositary share) which aggregates approximately
        $10,624,000 to date.  While these dividends have not been declared or paid, they have been fully accrued in accordance with the "cumulative" feature of the stock.

Item 4. - Submission of Matters to a Vote of Security Holders

(a)     None

(b)     Not applicable

(c)     Not applicable

(d)     Not applicable

Item 5. - Other Information - None

Item 6. - Exhibits and Reports on Form 8-K

(a)     The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with Securities and Exchange Commission under the Securities Act of 1933 or the the Securities Act of 1934 and are referred to and incorporated herein by reference to such filings:

Part II. - Other Information (Continued)

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

Part II. - Other Information (Continued)

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

                  4.16      Registration Rights Agreement by and among Perini Corporation, Tutor-
                            Saliba Corporation, Ronald N. Tutor, O&G Industries, Inc. and National Union
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

Part II. - Other Information (Continued)

                  10.30     Second Amended and Restated Credit Agreement dated as of March 29,
                            2000 among Perini Corporation, the Banks listed herein and Morgan
                            Guaranty Trust Company of New York, as Agent and Fleet National Bank, as
                            Co-Agent - Exhibit 10.4 to Form 8-K filed on April 12, 2000

                  10.31     Amendment No. 2 dated as of December 31, 1999 to the Management
                            Agreement by and among the Company, Ronald N. Tutor and Tutor-Saliba
                            Corporation - Exhibit 10.31 to Form 10-Q filed on May 9, 2000.

                  10.32     Special Equity Incentive Plan - Exhibit A to Registrant's Proxy Statement for
                            Annual Meeting of Stockholders dated April 19, 2000.

                  10.33     Securities Purchase Agreement by and among Perini Corporation and Tutor-
                            Saliba Corporation, O&G Industries, Inc. and National Union Fire Insurance
                            Company of Pittsburgh, PA, dated as of February 5, 2000 - Exhibit 10.1 to Form
                            8-K filed on February 9, 2000.

                  Filed herewith:

                  10.34     Promissory Note dated as of September 6, 2000 by and among Mt. Wayte
                            Realty, LLC (a wholly-owned subsidiary of Perini Corporation) and The
                            Manufacturers Life Insurance Company (U.S.A.).

(b)      Reports on Form 8-K - None

                                                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Perini Corporation
                                                 ------------------
                                                 Registrant

Date: November 6, 2000                           /s/ Robert Band
                                                 ---------------------------------------------------------------
                                                 Robert Band, President and Chief Operating Officer

Date: November 6, 2000                           /s/ Michael E. Ciskey
                                                 --------------------------------------------------------------
                                                 Michael E. Ciskey, Vice President and Controller