Form 10-K
period 2000-12-31
PERINI CORP
filed 2001-03-21
CIK 77543

FORM 10-K

Securities and Exchange Commission                                                                                  Commission File No. 1-6314
Washington, DC 20549

(Mark One)
[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934.

For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X        No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

The aggregate market value of voting Common Stock held by nonaffiliates of the registrant is $74,984,458 as of February 26, 2001. The Company does not have any non-voting Common Stock.

The number of shares of Common Stock, $1.00 par value per share, outstanding at February 26, 2001 is 22,584,469.

Documents Incorporated by Reference
Portions of the annual proxy statement for the year ended December 31, 2000 are incorporated by reference into Part III.

                                                 PERINI CORPORATION

                                               INDEX TO ANNUAL REPORT

                                                    ON FORM 10-K

                                                                                                            PAGE

PART I

Item 1:                 Business                                                                                  2 - 8

Item 2:                 Properties                                                                                8

Item 3:                 Legal Proceedings                                                                         9

Item 4:                 Submission of Matters to a Vote of Security Holders                                       9

PART II

Item 5:                 Market for the Registrant's Common Stock and Related Stockholder Matters                  10

Item 6:                 Selected Financial Data                                                                   11

Item 7:                 Management's Discussion and Analysis of Financial Condition and Results of Operations     12 - 17

Item 7A:                Quantitative and Qualitative Disclosure About Market Risk                                 17

Item 8:                 Financial Statements and Supplementary Data                                               18

Item 9:                 Disagreements on Accounting and Financial Disclosure                                      18

PART III

Item 10:                Directors and Executive Officers of the Registrant                                        19 - 20

Item 11:                Executive Compensation                                                                    20

Item 12:                Security Ownership of Certain Beneficial Owners and Management                            20

Item 13:                Certain Relationships and Related Transactions                                            20

PART IV

Item 14:                Exhibits, Financial Statement Schedules and Reports on Form 8-K                           21

Signatures                                                                                                        22

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

     The Company was previously engaged in the real estate development business which was conducted by Perini Land & Development Company, a wholly-owned subsidiary. As discussed in Note 2 of Notes to Consolidated Financial Statements, effective June 30, 1999 the Company adopted a plan to withdraw completely from the real estate development business and to wind down the operations of the Company's real estate development subsidiary.

     Because the Company's results consist, in part, of a limited number of large transactions, results in any given fiscal quarter can vary depending on the timing of transactions and the profitability of the projects being reported. As a consequence, quarterly results may reflect such variations.

     Information on lines of business and foreign business is included under the following captions of this Annual Report on Form 10-K for the year ended December 31, 2000.

                                                                                                          Annual Report
                                                                                                          on Form 10-K
                                                  Caption                                                  Page Number

Selected Consolidated Financial Information                                                                  Page 11

Management's Discussion and Analysis                                                                         Pages 12 - 17

Note 13 of Notes to the Consolidated Financial Statements, entitled "Business Segments"                      Pages 46 - 48

     While the "Selected Consolidated Financial Information" presents certain lines of business information for purposes of consistency of presentation for the five years ended December 31, 2000, additional information (business segment) required by Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", for the three years ended December 31, 2000 is included in Note 13 of Notes to Consolidated Financial Statements.

     A summary of revenues by business segment for each of the three years in the period ending December 31, 2000 is as follows (in thousands):

                                           Revenues For Year Ended December 31,
                                      ---------------------------------------------
                                          2000            1999            1998
Construction:
   Building                             $  826,191     $   696,407     $   679,296
   Civil                                   279,469         323,077         332,026
                                      -------------   -------------   -------------
     Total Construction Revenues        $1,105,660     $ 1,019,484     $ 1,011,322
                                      =============   =============   =============

Construction

     The general building and civil contracting services provided by the Company consist of planning and scheduling the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract. The Company provides these services using the traditional general contracting method as well as under construction management or design-build contracting arrangements. The Company was engaged in approximately 100 construction projects in the United States and overseas during 2000.

     The building operation provides its services through regional offices located in several metropolitan areas: Boston, serving New England and the Mid-Atlantic area; Phoenix and Las Vegas, serving Arizona, Nevada and California; and Detroit, serving the Midwest area. The Company's building contracting services are provided by Perini Building Company, Inc., a wholly-owned subsidiary. This company combines substantial resources and expertise to better serve clients within the building construction market and enhances Perini's name recognition in this market. The Company undertakes a broad range of building construction projects including hotels, casinos, health care facilities, correctional facilities, sports complexes, multi-unit residential, commercial, civic, cultural and educational facilities.

     The civil operation undertakes large public civil projects in the East, with current emphasis on major metropolitan areas such as New York City and Boston and selectively, in other geographic locations. The Company's civil contracting services are provided by "Perini Civil", which is part of Perini Corporation, and include construction and rehabilitation of highways, bridges, subways, tunnels, dams, airports, marine projects and waste water treatment facilities. The Company has been active in civil operations since 1894 and believes that it has particular expertise in large and complex projects. The Company believes that infrastructure rehabilitation is, and will continue to be, a significant market in 2001 and beyond.

     Perini Management Services, Inc. (formerly Perini International Corporation), a wholly-owned subsidiary, provides a broad range of both civil and building construction services to U.S. government agencies in the U.S. and selected overseas locations, funded primarily in U.S. dollars. In addition, a joint venture managed by Perini Management Services, Inc. provides maintenance/modification and support services at five nuclear power generating plant sites in the Midwest under a multi-year contract with a private client. In selected situations, it pursues other work internationally.

Construction Strategy

     Overall, the Company continues to focus on improving the profitability of its construction operations by emphasizing gross margin and bottom line improvement. The Company's current strategy is to concentrate on the civil construction market in the East and specialized niche building construction markets throughout the United States, with the goal in both markets to continue to improve profit margins. In addition, the Company is currently in the process of developing a strategy to profitably grow the business internally or through acquisition. The Company believes the best opportunities for growth in the coming years for its civil construction business are in the urban infrastructure market, particularly in metropolitan New York and Boston, and in other large, complex projects. The Company's strategy in building construction is to take advantage of certain market niches, and to expand into new markets compatible with its expertise. Internally, the Company plans to continue to improve efficiency through strict attention to the control of overhead expenses. Finally, the Company continues to expand its expertise to assist public owners to develop necessary facilities through creative alternative project delivery methods, including public/private ventures, design-build and design-build-operate-maintain ("DBOM") arrangements.

Backlog

     The Company includes a construction project in its backlog at such times as a contract is awarded or a firm letter of commitment is obtained. As a result, the backlog figures are firm, subject only to the cancellation provisions contained in the various contracts.

     As of December 31, 2000, the Company has a record year end construction backlog of $1.79 billion compared to the previous record year end backlog of $1.66 billion as of December 31, 1999 and to $1.23 billion as of December 31, 1998. The backlog is summarized below by geographic area and also by business segment:

                                                         Backlog (in thousands) as of December 31,
                                        --------------------------------------------------------------------------
                                            2000                      1999                      1998
                                        -----------------------   -----------------------   ----------------------

Northeast                                $ 1,219,166      68%       $1,089,234      66%        $ 682,774     55%

Mid-Atlantic                                  53,334       3            45,084       3            45,417      4

Southeast                                    115,165       6           210,395      12            35,801      3

Midwest                                      110,867       6           144,895       9            92,928      8

Southwest                                    206,796      12            44,994       3           294,931     24

West                                             885       -             1,264       -            26,843      2

Foreign                                       82,518       5           122,211       7            53,562      4
                                        -------------   -------   -------------   -------   -------------  -------

Total                                    $ 1,788,731     100%       $1,658,077     100%       $1,232,256    100%
                                        =============   =======   =============   =======   =============  =======

     Backlog in the Northeast region of the United States increased substantially during 1999 due to the addition of a $650 million construction contract for the Mohegan Sun Phase II Expansion project ("Mohegan Sun Project") and otherwise remains strong because of the Company's ability to meet the needs of the growing infrastructure construction and rehabilitation market in this region, particularly in the metropolitan New York and Boston areas. The fluctuation in backlog in the Southwest region is due to the timing of the signing and start-up of new contracts and the redeployment of some of its resources from that region to the Southeast and Northeast regions, rather than a longer term trend. Other fluctuations in backlog are viewed by management as transitory.

                                                  Backlog (in thousands) as of December 31,
                                 -----------------------------------------------------------------------------
                                     2000                       1999                      1998
                                 -----------------------    -----------------------   ------------------------

Building                          $ 1,051,364       59%      $ 1,114,366      67%      $   581,776       47%

Civil                                 737,367       41           543,711      33           650,480       53
                                 -------------    ------    -------------   -------   --------------   -------

Total                             $ 1,788,731      100%       $ 1,658,077     100%     $ 1,232,256      100%
                                 =============    ======    =============   =======   ==============   =======

     The historical relationship between Building and Civil is somewhat distorted in 1999 due to the impact of the Mohegan Sun Project. If that project was excluded from the backlog at the end of 1999, the remaining backlog would be divided equally between the Company's Building and Civil construction segments.

     The Company estimates that approximately $660 million of its backlog will not be completed in 2001.

Types of Contracts

The four general types of contracts in current use in the construction industry are:

  Fixed price contracts (“FP”), which include fixed unit price contracts, usually transfer more risk to the contractor but offer the opportunity, under favorable circumstances, for greater profits. With the Company’s concentration in publicly bid civil construction projects, fixed price contracts continue to represent a significant portion of the backlog.

  Cost plus award fee contracts (“CPAF”) which provide greater safety for the contractor from a financial standpoint, but limit profits.

  Guaranteed maximum price contracts (“GMP”) which provide for a cost plus fee arrangement up to a maximum agreed price. These contracts place risks on the contractor, but may permit an opportunity for greater profits than cost plus award fee contracts through sharing agreements with the client on any cost savings.

  Construction management contracts (“CM”) under which a contractor agrees to manage a project for the owner for an agreed-upon fee which may be fixed or may vary based upon negotiated factors. The contractor generally provides services to supervise and coordinate the construction work on a project, but does not directly purchase contract materials, provide construction labor and equipment or enter into agreements with subcontractors.

     Historically, a high percentage of Company contracts have been of the fixed price and GMP type. A summary of revenues and backlog by type of contract for the most recent three years follows:

     Revenues - Year Ended
         December 31,                                               Backlog as of December 31,
--------------------------------                                   ------------------------------

2000        1999       1998                                        2000       1999       1998
----------  ---------  ---------                                   --------   --------   --------

32%         46%        50%      Fixed Price                        46%        38%        68%
68          54         50       CPAF, GMP or CM                    54         62         32
----------  ---------  ---------                                   --------   --------   --------
100%        100%       100%                                        100%       100%       100%
==========  =========  =========                                   ========   ========   ========

Clients

     During 2000, the Company was active in the building, civil and to a lesser extent, the international construction markets, and performed work for over 45 federal, state and local governmental agencies or authorities and private customers. Due to the Company's trend toward fewer, but larger contracts, a material part of the Company's business has been dependent on a single or limited number of private customers and/or public agencies in recent years (see Note 13 of Notes to Consolidated Financial Statements), the loss of any one of which could have a materially adverse effect on the Company. During the period 1998-2000, the portion of construction revenues derived from contracts with various governmental agencies was 32% in 2000, 40% in 1999 and 43% in 1998.

                                  Revenues by Client Source

                                                                   Year Ended December 31,
                                                                -------------------------------

                                                                 2000       1999       1998
                                                                --------    -------    --------

Private Owners                                                  68%         60%        57%
Federal Governmental Agencies                                    4           3          2
State, Local and Foreign Governments                            28          37         41
                                                                --------    -------    --------
                                                                100%        100%       100%
                                                                ========    =======    ========

General

     The construction business is highly competitive. Competition is based primarily on price, reputation for on time completion, quality, reliability and financial strength of the contractor. While the Company experiences a great deal of competition from other large general contractors, some of which may be larger with greater financial resources than the Company, as well as from a number of smaller local contractors, it believes it has sufficient technical, managerial and financial resources combined with a positive reputation for performance to be competitive in each of its major market areas.

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

     While the Company's construction business may experience some adverse consequences if shortages develop or if prices for materials, labor or equipment increase excessively, provisions in certain types of contracts often shift all or a major portion of any adverse impact to the customer. On fixed price type contracts, the Company attempts to insulate itself from the unfavorable effects of inflation by incorporating escalating wage and price assumptions, where appropriate, into its construction bids. Construction and other materials used in the Company's construction activities are generally available locally from multiple sources and have been in adequate supply during recent years. Construction work in selected overseas areas primarily employs expatriate and local labor which can usually be obtained as required. The Company does not anticipate any significant impact in 2001 from material and/or labor shortages or price increases.

     Economic and demographic trends tend not to have a material impact on the Company's civil construction operation. Instead, the Company's civil construction markets are dependent on the amount of civil infrastructure work funded by various governmental agencies which, in turn, may depend on the condition of the existing infrastructure or the need for new expanded infrastructure. The building markets in which the Company participates are dependent on economic and demographic trends, as well as governmental policy decisions as they impact the specific geographic markets.

The Company has minimal exposure to environmental liability as a result of the activities of Perini Environmental Services, Inc. ("Perini Environmental"), a wholly-owned subsidiary of the Company that was phased out during 1997. Perini Environmental provided hazardous waste engineering and construction services to both private clients and public agencies nationwide. Perini Environmental was responsible for compliance with applicable laws in connection with its clean up activities and bore the risk associated with handling such materials. In addition to strict procedural guidelines for conduct of this work, the Company and Perini Environmental generally carried insurance or received satisfactory indemnification from customers to cover the risks associated with this business. The Company also owns real estate in three states and as an owner, is subject to laws governing environmental responsibility and liability based on ownership. The Company is not aware of any environmental liability associated with its ownership of real estate property.

     The Company has been named in a number of claims from former employees of subcontractors regarding exposure to asbestos on certain Company projects. None of the claims have resulted in or are expected to result in a material settlement. The Company also operates construction machinery in its business and will, depending on the project or the ease of access to fuel for such machinery, install fuel tanks for use on site. Such tanks run the risk of leaking hazardous fluids into the environment. The Company, however, is not aware of any emissions associated with such tanks or of any other significant environmental liability associated with its construction operations or any of its corporate activities.

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

Real Estate

The Company’s real estate development operations were conducted by Perini Land & Development Company (“PL&D”), a wholly-owned subsidiary. Effective June 30, 1999, management adopted a plan to withdraw completely from the real estate development business and wind down the operations of PL&D. Significant progress has been made in implementing the plan with approximately 93% of the non-cash provision for the estimated loss on disposal of this business segment being realized as of December 31, 2000. Properties sold or closed out in accordance with the plan include Rincon Center (California), The Villages at Lake Ridge (Georgia), Metrocentre (Florida), The Grove at Black Canyon (Arizona) and the Easton Business Center (Massachusetts). In addition, portions of the remaining real estate properties have been sold. Several of the remaining parcels are currently under or are pending purchase and sale agreements.

Real Estate Properties

     Perini Land & Development Company or Paramount Development Associates, Inc. ("Paramount"), a wholly-owned subsidiary of PL&D, owned the following properties during 2000:

Massachusetts

     Raynham Woods Commerce Center, Raynham - During the late 1980's, Paramount acquired a 409-acre site (equivalent to 304 net saleable acres) located in Raynham, Massachusetts and completed infrastructure work on a major portion of the site (330 gross acres) which was being developed as a mixed-use corporate park known as "Raynham Woods Commerce Center". From 1989 through 1999, Paramount sold an aggregate of 129 acres to various users. Paramount sold 18 acres during 2000 which leaves approximately 262 acres, of which 163 acres are buildable, with the remainder located in wetlands areas.

     Wareham - In early 1990, Paramount acquired an 18.9-acre parcel of land at the junction of Routes 495 and 58 in Wareham, Massachusetts. The property is under contract for sale in 2001.

Georgia

     The Villages at Lake Ridge, Clayton County - During 1987, PL&D (49%) entered into a joint venture with 138 Joint Venture Partners to develop a 348-acre planned commercial and residential community. The last 50 acres were sold in 2000.

Arizona

     Perini Central Limited Partnership, Phoenix - In 1985, PL&D (75%) entered into a joint venture with the Central United Methodist Church to master plan and develop approximately 4.4 acres in midtown Phoenix. In 1990, the project was successfully rezoned to permit development of 580,000 square feet of office, 37,000 square feet of retail and 162 luxury apartments. At December 31, 2000, the property was under contract to be sold in 2001.

     Grove at Black Canyon, Phoenix - The project consists of an office park complex on a 30-acre site located adjacent to the Black Canyon Freeway, a major Phoenix artery. In 1987, a 150,000-square foot office building was completed within the park, which was sold in 1999. The final 6 acres of this property were sold in 2000.

     Sabino Springs Estates, Tucson - During 1990, the Tucson Board of Supervisors unanimously approved a plan for this 410-acre residential golf course community close to the foothills on the east side of Tucson, which approval was later affirmed by the Arizona Supreme Court. In 1993, PL&D sold a major portion of the property to an international real estate company, who completed a championship golf course and clubhouse within the project in 1995. During 2000, PL&D substantially completed infrastructure development on the remaining property. The remaining 33 estate lots retained by PL&D will be marketed for sale beginning in 2001.

Insurance and Bonding

     All of the Company's properties and equipment, both directly owned or owned through partnerships or joint ventures with others, are covered by insurance, and management believes that such insurance is adequate.

     In conjunction with its construction business, the Company is often required to provide various types of surety bonds. The Company has a co-surety arrangement with three sureties, one of which it has dealt with for over 75 years, and it has never been refused a bond. Although from time-to-time the surety industry encounters limitations affecting the bondability of very large projects, these limits have not had an adverse impact on the Company's operations.

Employees

     The total number of personnel employed by the Company is subject to seasonal fluctuations, the volume of construction in progress and the relative amount of work performed by subcontractors. During 2000, the maximum number of employees was approximately 3,800 and the minimum was approximately 1,600.

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

ITEM 2. PROPERTIES

     Properties applicable to the Company's real estate development activities are described in detail by geographic area in Item 1. Business on pages 7 and 8. All other properties used in operations are summarized below:

                                                 Owned or            Approximate      Approximate Square
                                            Leased by Perini           Acres          Feet of Office Space
                                            ------------------     --------------     ---------------------
          Principal Offices
---------------------------------------
Framingham, MA                                    Owned                        9            100,000
Phoenix, AZ                                      Leased                        -             22,700
Hawthorne, NY                                    Leased                        -             12,500
Las Vegas, NV                                    Leased                        -              2,900
Chicago, IL                                      Leased                        -              1,600
Detroit, MI                                      Leased                        -              2,800
                                                                   --------------     ---------------------
                                                                               9            142,500
                                                                   ==============     =====================

  Principal Permanent Storage Yards
---------------------------------------
Bow, NH                                           Owned                       70
Framingham, MA                                    Owned                        6
Las Vegas, NV                                    Leased                        2
                                                                   --------------
                                                                              78
                                                                   ==============

     The Company's properties are well maintained, in good condition, adequate and suitable for the Company's purpose and fully utilized.

ITEM 3. LEGAL PROCEEDINGS

     As previously reported, the Company is a party to an action entitled Mergentime Corporation et. al. v. Washington Metropolitan Area Transit Authority ("WMATA") v. Insurance Company of North America (Civil Action No. 89-1055) in the U.S. District Court for the District of Columbia. The action involves WMATA's termination of the general contractor, a joint venture in which the Company was a minority partner, on two contracts to construct a portion of the Washington, D.C. subway system, and certain claims by the joint venture against WMATA for claimed delays and extra work. On July 30, 1993, the Court upheld the termination for default, and found both joint venturers and their surety jointly and severally liable to WMATA for damages in the amount of $16.5 million, consisting primarily of WMATA's excess reprocurement costs, but specifically deferred ruling on the amount of the joint venture's claims against WMATA. Since the other joint venture partner may be unable to meet its financial obligations under the award, the Company could be liable for the entire amount. At the direction of the successor judge presiding over the action, during the third quarter of 1995, the parties submitted briefs on the issue of WMATA's liability on the joint venture's claims for delays and for extra work. In July 1997, the remaining issues were ruled on by the successor judge, who awarded approximately $4.3 million to the joint venture, thereby reducing the net amount payable to approximately $12.2 million. The joint venture appealed the decision and filed a motion for a new trial.

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

     On February 28, 2001 the new successor judge informed the parties that in the absence of a new trial, he could not certify adequate familiarity with the record to complete the remaining proceedings; therefore, he ordered that the joint venture's motion for a new trial be granted, with a preliminary pretrial conference scheduled for April 9, 2001. This decision means that the original July 30, 1993 Decision and Order of the U.S. District Court no longer has any force or effect and that the interim judgement in favor of WMATA for $16.5 million was set aside.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the American Stock Exchange under the symbol "PCR". The quarterly market price ranges (high-low) for 2000 and 1999 are summarized below:

                                                                2000                             1999
                                                       -----------------------        -------------------------
                                                        High           Low              High           Low
                                                       ----------     ---------       -----------    ----------
Market Price Range per Common Share:
Quarter Ended
March 31                                                   5 7/8  -   3 3/4                7 1/2  -  4 3/8
June 30                                                    4 1/2  -   2 3/4                5 7/8  -  4 1/2
September 30                                             4 15/16  -   3 1/2              6  3/16  -  2 5/8
December 31                                                4 1/4  -   3                    4 3/4  -  3 1/4

     For information on dividend payments, see "Dividends" under Management's Discussion and Analysis in Item 7 below.

     At February 26, 2001, there were 1,164 common stockholders of record based on the stockholders list maintained by the Company's transfer agent.

ITEM 6. SELECTED FINANCIAL DATA

Selected Consolidated Financial Information
(In thousands, except per share data)

                                                  2000              1999             1998              1997              1996
                                             ----------------  ---------------  ----------------  ----------------  ----------------
OPERATING SUMMARY

CONTINUING OPERATIONS:
Revenues:
  Building                                       $   826,191      $   696,407       $   679,296       $   888,809         $ 834,888
  Civil                                              279,469          323,077           332,026           387,224           389,540
                                             ----------------  ---------------  ----------------  ----------------  ----------------
  Total                                          $ 1,105,660      $ 1,019,484       $ 1,011,322       $ 1,276,033       $ 1,224,428

Cost of Operations                                 1,053,328          969,015           957,651         1,225,814         1,168,997
                                             ----------------  ---------------  ----------------  ----------------  ----------------

Gross Profit                                     $    52,332      $    50,469       $    53,671       $    50,219       $    55,431
G&A Expense                                           24,977           26,635            27,397            29,715            32,385
                                             ----------------  ---------------  ----------------  ----------------  ----------------
Income From Operations                           $    27,355      $    23,834       $    26,274       $    20,504       $    23,046
Other (Income) Expense, Net                             (949)             (72)              652             1,695               665
Interest Expense                                       3,966            7,128             8,473             9,910             9,397
                                             ----------------  ---------------  ----------------  ----------------  ----------------
Income From Continuing
  Operations Before Income Taxes                 $    24,338      $    16,778       $    17,149       $     8,899       $    12,984

Credit (Provision) for Income Taxes                       43             (421)           (1,100)             (950)             (830)
                                             ----------------  ---------------  ----------------  ----------------  ----------------
Income From Continuing Operations                $    24,381      $    16,357       $    16,049       $     7,949       $    12,154
                                             ----------------  ---------------  ----------------  ----------------  ----------------
DISCONTINUED OPERATIONS:
Loss From Operations                             $         -      $      (694)      $    (4,397)      $    (2,577)      $   (82,757)
Estimated Loss on Disposal of
  Real Estate Business Segment                             -          (99,311)                -                 -                 -
                                             ----------------  ---------------  ----------------  ----------------  ----------------
Loss From Discontinued Operations                $         -      $  (100,005)      $    (4,397)      $    (2,577)      $   (82,757)
                                             ----------------  ---------------  ----------------  ----------------  ----------------

Net Income (Loss)                                $    24,381      $   (83,648)      $    11,652       $     5,372       $   (70,603)
                                             ================  ===============  ================  ================  ================
Per Share of Common Stock:
Basic and Diluted Earnings (Loss):
  Income From Continuing Operations              $      1.13      $      1.80       $      1.91       $      0.52       $      2.08
  Loss From Discontinued Operations                        -            (0.12)            (0.83)            (0.51)           (17.21)
  Estimated Loss on Disposal                               -           (17.72)                -                 -                 -
                                             ----------------  ---------------  ----------------  ----------------  ----------------
  Total                                          $      1.13      $    (16.04)      $      1.08       $      0.01       $    (15.13)
                                             ================  ===============  ================  ================  ================

Book Value                                       $      1.57      $    (11.31)      $      4.17       $      2.44       $      2.14
                                             ----------------  ---------------  ----------------  ----------------  ----------------

Weighted Average Common Shares Outstanding            18,521            5,606             5,318             5,059             4,808
                                             ----------------  ---------------  ----------------  ----------------  ----------------

FINANCIAL POSITION SUMMARY

Working Capital                                  $    80,477      $    48,430       $    57,665       $    76,752       $    56,744
                                             ----------------  ---------------  ----------------  ----------------  ----------------

Current Ratio                                         1.27:1           1.23:1            1.29:1            1.34:1            1.19:1
                                             ----------------  ---------------  ----------------  ----------------  ----------------

Long-term Debt, less current maturities          $    17,218      $    41,091       $    75,857       $    84,576       $    92,606
                                             ----------------  ---------------  ----------------  ----------------  ----------------

Stockholders' Equity (Deficit)                   $    60,622      $   (36,618)      $    50,558       $    40,900       $    35,558
                                             ----------------  ---------------  ----------------  ----------------  ----------------

Ratio of Long-term Debt to Equity                      .28:1             n.a.            1.50:1            2.07:1            2.60:1
                                             ----------------  ---------------  ----------------  ----------------  ----------------

Total Assets                                     $   393,452      $   275,488       $   375,466       $   407,288       $   451,619
                                             ----------------  ---------------  ----------------  ----------------  ----------------

OTHER DATA

Backlog at Year End                              $ 1,788,731      $ 1,658,077       $ 1,232,256       $ 1,309,454       $ 1,517,700
                                             ----------------  ---------------  ----------------  ----------------  ----------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations -
2000 Compared to 1999

Continuing Operations

     Income from continuing construction operations for the year ended 2000 increased 49% to a record $24.4 million (or $1.13 per Common Share), compared to $16.4 million (or $1.80 per Common Share) in 1999. Despite the significant increase in income from continuing operations in 2000, earnings per Common Share decreased due to the significant increase in the number of common shares outstanding as a result of the recapitalization of the Company achieved in March 2000. (See Note 7 of Notes to Consolidated Financial Statements.) Overall, the 2000 results from continuing operations reflect a continued strong profit contribution from the building construction segment as well as the positive impact of lower finance-related charges due to the recapitalization referred to above, and lower overhead expenses.

     Revenues from continuing construction operations increased $86.2 million (or 8.5%) from $1,019.5 million in 1999 to $1,105.7 million in 2000. This increase was due primarily to an increase in building construction revenues of $129.8 million (or 18.6%) from $696.4 million in 1999 to $826.2 million in 2000, which more than offset a decrease in revenues from civil construction operations of $43.6 million (or 13.5%) from $323.1 million in 1999 to $279.5 million in 2000. The increase in revenues from building construction operations was due primarily to an increase in the volume of work completed at the Mohegan Sun Casino Expansion project in Connecticut. The decrease in revenues from civil construction operations was due primarily to the timing in the start up of new work.

     Income from construction operations increased by $1.4 million (or 4.5%), from $31.3 million in 1999 to $32.7 million in 2000 due to a significant increase in income from building construction operations that more than offset a decrease in income from civil construction operations. Building construction operating income increased by $10.4 million, from $16.7 million in 1999 to $27.1 million in 2000, due to the increase in revenues referred to above and an increase in average gross margin from 4.2% in 1999 to 4.8% in 2000 due primarily to the favorable close out of certain projects. Civil construction operating income decreased by $9.0 million, from $14.6 million in 1999 to $5.6 million in 2000, due primarily to downward revisions of estimated profit on certain infrastructure projects and, to a lesser extent, the decrease in revenues referred to above. In addition, a $2.2 million decrease in corporate general and administrative expenses from $7.5 million in 1999 to $5.3 million in 2000 contributed to the overall increase in total operating income of $3.6 million, from $23.8 million in 1999 to $27.4 million in 2000. The decrease in corporate general and administrative expenses was primarily the result of a reduction in outside legal expenses.

     Other income (expense) improved by $0.8 million, from a net income of $0.1 million in 1999 to a net income of $0.9 million in 2000. This improvement was due primarily to a decrease in amortization of deferred debt expense and bank financing fees relating to the Company’s revolving credit agreement, partly offset by a non-recurring gain on sale of investment recorded in 1999.

     Interest expense decreased by $3.1 million from $7.1 million in 1999 to $4.0 million in 2000, due primarily to the reduction in debt achieved at the end of the first quarter of 2000 as a result of the closing of the new equity transaction described in Note 7 of Notes to Consolidated Financial Statements.

     The lower than normal tax rate for the three year period ended December 31, 2000 is due to the utilization of tax loss carryforwards from prior years. Because of certain accounting limitations, the Company was not able to recognize a portion of the tax benefit related to the operating losses experienced in fiscal 1996 and 1995. As a result of these losses and the loss recognized in 1999, an amount estimated to be approximately $122 million of future pretax earnings could benefit from minimal, if any, federal tax provisions. The net deferred tax assets reflect management’s estimate of the amount that will, more likely than not, be realized (see Note 5 of Notes to Consolidated Financial Statements). In

addition, the credit for income taxes applicable to Income from Continuing Operations in 2000 reflects the reversal of foreign taxes accrued in prior years that are no longer required.

Discontinued Operations

     Effective June 30, 1999, management adopted a plan to withdraw completely from the real estate development business and wind down the operations of Perini Land and Development Company (“PL&D”), the Company’s real estate development subsidiary. Therefore, the operating results of PL&D have been presented as a discontinued operation in accordance with accounting principles generally accepted in the United States. Significant progress has been made in implementing the plan with approximately 93% of the non-cash provision for the estimated loss on disposal of this business segment being realized as of December 31, 2000. Properties sold or closed out in accordance with the plan include Rincon Center (California), The Villages at Lake Ridge (Georgia), Metrocentre (Florida), The Grove at Black Canyon (Arizona) and the Easton Business Center (Massachusetts). In addition, portions of the remaining real estate properties have been sold. All of these properties were sold at prices approximating those originally anticipated in calculating the estimated loss on disposal of the real estate development business segment at June 30, 1999. The actual net loss from the sale or disposition of these properties approximated the net loss originally estimated as of June 30, 1999. Several of the remaining parcels are currently under or are pending purchase and sale agreements.

Results of Operations -
1999 Compared to 1998

Continuing Operations

     The Company’s continuing construction operations produced income of $16.4 million (or $1.80 per Common Share) in 1999 compared to income of $16.0 million (or $1.91 per Common Share) in 1998. Overall, the 1999 results from continuing operations include strong profit contributions from both the building and civil construction segments as well as lower interest expense.

     Revenues from continuing construction operations increased $8.2 million (or 0.8%) from $1,011.3 million in 1998 to $1,019.5 million in 1999. This increase was due primarily to an increase in building construction revenues of $17.1 million (or 2.5%) from $679.3 million in 1998 to $696.4 million in 1999, which more than offset a decrease in revenues from civil construction operations of $8.9 million (or 2.7%) from $332.0 million in 1998 to $323.1 million in 1999. The increase in revenues from building construction operations was due primarily to the start up of several new projects in the East. The slight decrease in revenues from civil construction operations was due primarily to the completion of several major mass transit and infrastructure projects in late 1998 and early 1999.

     Income from construction operations decreased by $2.4 million (or 7.1%), from $33.7 million in 1998 to $31.3 million in 1999. Building construction operating income decreased by $1.5 million (or 8.2%), from $18.2 million in 1998 to $16.7 million in 1999 due primarily to additional losses attributable to the phasing out of a building construction division in the Midwest that more than offset additional income related to the increase in revenues referred to above. Civil construction operating income decreased $.9 million (or 5.8%), from $15.5 million in 1998 to $14.6 million in 1999 due to additional close out costs related to certain completed contracts as well as the profit impact of the decrease in revenues referred to above. In addition, corporate general and administrative expenses increased slightly from $7.4 million in 1998 to $7.5 million in 1999 which contributed to a $2.5 million overall decrease in operating income, from $26.3 million in 1998 to $23.8 million in 1999.

     Other income (expense), net improved by $0.7 million from a net expense of $0.6 million in 1998 to a net income of $0.1 million in 1999. This improvement was due to a $1.5 million increase in gain on sale of investments which was partly offset by a $0.8 million increase in bank fees relating to the Company’s revolving credit facility.

     Interest expense decreased by $1.4 million from $8.5 million in 1998 to $7.1 million in 1999, due primarily to lower average levels of borrowing during 1999.

Discontinued Operations

     Based on the plan adopted on June 30, 1999 to discontinue the Company’s real estate development business, the 1999 results included a $99.3 million non-cash provision which represented the estimated loss on disposal of this business segment. This non-cash charge reflected the impact of the disposition of the Rincon Center property located in San Francisco and the reduction in projected future cash flow from the disposition of PL&D’s remaining real estate development operations resulting from the change in strategy of holding the properties through the necessary development and stabilization periods to a new strategy of generating short-term liquidity through an accelerated disposition or bulk sale. The estimated loss on disposal of the real estate business segment also included a provision for shut down costs related to PL&D during the wind down period. No Federal tax benefit was attributable to the estimated loss on disposal of the real estate business segment due to certain accounting limitations. During the fourth quarter of 1999, the Company and PL&D, the managing general partner of Rincon Center Associates (“RCA”), entered into a full and final non-cash settlement regarding its interests in the Rincon Center property. As part of the settlement and in exchange for the transfer of its ownership interest in the RCA property, the Company has exchanged mutual releases with the other RCA general partner, the RCA-related lenders and all other entities formally associated with the RCA property from any claims, lawsuits or other liabilities they may have with respect to each other in connection with the RCA property. This completed a major step in the Company’s plan to discontinue its real estate development operations. In addition, during the last half of 1999, PL&D concluded the sale of two other properties at prices approximating those originally anticipated in calculating the estimated loss on disposal of the real estate business segment at June 30, 1999. The actual loss from the sale of these two properties and loss on disposition of the RCA property approximated the losses originally estimated as of June 30, 1999.

Financial Condition

Cash and Working Capital

     During 2000, cash generated from operating activities in the amount of $42.6 million, resulting primarily from higher profit distributions and temporary borrowings from certain construction joint ventures, continued to reflect improvement over recent prior years. The funds generated were used for investing activities ($33.0 million), primarily for funding the working capital needs of certain other construction joint ventures, and for financing activities ($8.3 million), primarily to continue to pay down debt and to increase cash on hand by $1.3 million. Financing activities in 2000 include net proceeds of $37.3 million received from the issuance of Common Stock in connection with the recapitalization of the Company as discussed in Note 7 of Notes to Consolidated Financial Statements, as well as net proceeds of $7.1 million received from a refinancing of the Company’s corporate headquarters building. These funds were primarily used to pay down debt and to enhance working capital.

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

     During 1998, the Company generated $27.8 million in cash from operating activities, due primarily to changes in various elements of working capital. The funds generated were used for investing activities ($2.2 million), primarily for funding the working capital needs of the Company’s discontinued real estate operations, and for financing activities ($10.4 million), primarily to pay down borrowings and to increase cash on hand by $15.2 million.

     Effective March 29, 2000, the Company’s liquidity and access to future borrowings, as required, were significantly enhanced by the sale of 9,411,765 shares of Common Stock for an aggregate of $40 million (before fees and expenses)(see Note 7 of Notes to Consolidated Financial Statements) and the concurrent renegotiation of an Amended and Restated Credit Agreement (the “New Credit Agreement”) referred to in Note 4 of Notes to Consolidated Financial Statements. In addition to internally generated funds, at December 31, 2000, the Company has $21.0 million available under the New Credit Agreement. Also, on September 6, 2000, the Company completed a refinancing of its corporate headquarters building for $7.5 million (before fees and expenses) (see Note 4 of Notes to Consolidated Financial Statements). The financial covenants to which the Company is subject include minimum levels of working capital, net operating profit, tangible net worth and operating cash flow and certain limitations on cash dividends, all as defined in the loan documents. Also, during the last three years, the Company has made substantial progress on its strategy for liquidating its real estate assets, resolving several major construction claims and minimizing overhead expenses.

     The working capital current ratio was 1.27:1 at the end of 2000 compared to 1.23:1 at the end of 1999 and 1.29:1 at the end of 1998.

Long-term Debt

     Long-term debt was $17.2 million at the end of 2000, down from $41.1 million in 1999, $75.9 million in 1998 and $84.6 million in 1997. In addition to the $67.4 million reduction in long-term debt during the three year period ended December 31, 2000, the Company paid down all of its $5.3 million of real estate debt on wholly-owned real estate projects, utilizing proceeds from sales of property and general corporate funds. Similarly, real estate joint venture debt of $61.7 million has been reduced to zero during the same three year period.

Stockholders' Equity (Deficit)

     As more fully described in Note 7 of Notes to Consolidated Financial Statements, effective March 29, 2000, the Company completed a recapitalization which included the sale of 9,411,765 shares of Common Stock for an aggregate of $40 million in cash (before fees and expenses) and the exchange of 100% of its Redeemable Series B Cumulative Convertible Preferred Stock for an aggregate of 7,490,417 shares of Common Stock. The effect of the recapitalization on the Company’s stockholders’ equity was to increase stockholders’ equity by approximately $76.2 million, from a negative net worth of approximately $36.6 million at December 31, 1999 to a positive net worth of approximately $39.6 million upon completion of the recapitalization.

     The negative net worth of approximately $36.6 million at December 31, 1999 was the result of the net loss recorded in 1999 due to the $100 million loss from discontinued real estate operations. The Company’s book value per Common Share stood at $1.57 at December 31, 2000, compared to a negative $(11.31) per Common Share at December 31, 1999 and $4.17 per Common Share at December 31, 1998. The major factors impacting stockholders’ equity during the three year period under review were the recapitalization completed in 2000, the net income recorded in 2000 and 1998, the net loss recorded in 1999 and, to a lesser extent, preferred dividends paid in-kind or accrued and stock issued in partial payment of certain expenses.

     At December 31, 2000, there were 1,157 common stockholders of record based on the stockholders list maintained by the Company's transfer agent.

Dividends

     There were no cash dividends declared or paid on the Company's outstanding Common Stock during the three years ended December 31, 2000.

     During 1995, the Company declared and paid the regular quarterly cash dividends of $5.3125 per share on the Company’s Convertible Exchangeable Preferred Shares for an annual total of $21.25 per share (equivalent to quarterly dividends of $.53125 per Depositary Share for an annual total of $2.125 per Depositary Share). In conjunction with the covenants of the Company’s current and prior Credit Agreements (see Note 4 of Notes to Consolidated Financial Statements), the Company was required to suspend the payment of quarterly dividends on its $21.25 Preferred Stock until certain financial criteria were met. The dividend that normally would have been declared during December of 1995 and payable on March 15, 1996, as well as subsequent quarterly dividends through 2000, have not been declared or paid (although they have been fully accrued due to the “cumulative” feature of the Preferred Stock).

     The New Credit Agreement provides that the Company may not pay cash dividends or make other restricted payments, as defined, unless: (i) the Company is not in default under the New Credit Agreement; (ii) commitments under the New Credit Agreement have been reduced to less than $41 million; (iii) restricted payments in any quarter, when added to restricted payments made in the prior three quarters, do not exceed fifty percent (50%) of net income from continuing operations for the prior four quarters; and (iv) net worth (after taking into consideration the amount of the proposed cash dividend or restricted payment) is at least equal to the amount shown below:

                                                    Minimum Consolidated
          As of:                                Adjusted Tangible Net Worth
                                                       (In millions)

          December 31, 2000                                $46.6
          March 31, 2001                                    48.2
          June 30, 2001                                     51.1
          September 30, 2001                                55.3
          December 31, 2001                                 60.0
          March 31, 2002                                    61.6
          June 30, 2002                                     64.7
          September 30, 2002                                71.1
          December 31, 2002                                 75.1

     The aggregate amount of dividends in arrears is approximately $11,155,000 at December 31, 2000, which represents approximately $111.55 per share of Preferred Stock or approximately $11.16 per Depositary Share and is included in “Other Long-term Liabilities” in the Consolidated Balance Sheet. Under the terms of the Preferred Stock, the holders of the Depositary Shares are entitled to elect two additional Directors when dividends have been deferred for more than six quarters, and they did so at each of the last three Annual Meetings of Stockholders.

     Although it is possible that these bank restrictions may not apply heretofore, the Board of Directors does not believe that it is, or will be, proper or prudent to pay or commit to pay dividends on the Preferred Stock or the Common Stock for the foreseeable future, and it is not obligated to do so under the terms of the Preferred Stock.

Outlook

  Continuing Construction Operations – Looking ahead, the overall construction backlog at the end of 2000 was $1.789 billion, a record year end backlog for the Company and an increase of 8% from the previous record year end backlog of $1.658 billion at the end of 1999. With the record backlog in hand, the Company plans to continue its strategy of improving the profitability of its construction operations by emphasizing gross margin and bottom line improvement. In addition, the Company is currently in the process of developing a strategy to profitably grow the business internally or through acquisition. The Company’s reputation as a world class builder and the strong outlook in the gaming and hospitality building markets and civil infrastructure repair markets support this strategy. These markets remain strong and have not shown any noticeable deterioration due to the softness in the general economic environment.

  Recapitalization and Liquidity – With the successful completion on March 29, 2000 of the “Recapitalization” described in Note 7 of Notes to Consolidated Financial Statements, the Company believes that its financial condition, specifically its stockholders equity and liquidity, have improved to such a degree that the Company is no longer operating under a perceived competitive disadvantage when attempting to acquire new projects. The $40 million of new common equity received as part of the recapitalization (before fees and expenses) plus the $7.5 million received from the refinancing of the corporate headquarters building in 2000 (before fees and expenses), served to substantially improve the Company’s near term liquidity position. The recapitalization has enabled the Company to reduce its dependence on bank debt to fund the working capital needs of its core construction operations, resulting in a significant reduction in interest expense. In addition to discontinuing its real estate development business and liquidating the remaining portion of its real estate portfolio, the Company will continue to actively pursue the favorable conclusion of various unapproved change orders and construction claims; to focus new construction work acquisition efforts on various niche markets and geographic areas where the Company has a proven history of success; and to continue to seek ways to control overhead expenses.

  Management believes that cash generated from operations, existing credit lines, projected sale of certain real estate assets referred to above and timely resolution and payment of various unapproved change orders and construction claims referred to above should be adequate to meet the Company’s funding requirements for at least the next twelve months.

  Discontinued Real Estate Operations – As described in detail on page 7, and in Note 2 of Notes to Consolidated Financial Statements, the Company has made significant progress in the plan to wind down its discontinued real estate operations. Approximately 93% of the non-cash provision for the estimated loss on disposal recorded in 1999 has been realized. All of these dispositions were concluded at prices approximating those originally anticipated in calculating the estimated loss on disposal of the real estate business segment at June 30, 1999. Several of the remaining real estate properties now being offered for sale are currently under or are pending purchase and sale agreements. It is the opinion of management that the remaining provision for the estimated loss on disposal of the Company’s real estate business segment is adequate.

Forward-looking Statements

     The statements contained in this Management’s Discussion and Analysis of the Consolidated Financial Statements, including “Outlook”, and other sections of this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements involve a number of risks, uncertainties or other factors that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules; the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings; changes in federal and state appropriations for infrastructure projects; possible changes or developments in worldwide or domestic, social, economic, business, industry, market and regulatory conditions or circumstances; and actions taken or omitted to be taken by third parties including the Company’s customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s revolving credit debt (see Note 4 of Notes to Consolidated Financial Statements) and short-term investment portfolio. As of December 31, 2000, the Company had $19.8 million borrowed under its revolving credit agreement and $34.3 million of short-term investments classified as cash equivalents.

     The Company borrows under its bank revolving credit facility for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under the bank credit facility bear interest at the applicable LIBOR or base rate, as defined, and therefore, the Company is subject to fluctuations in interest rates. If the average effective 2000 borrowing rate of 9.4% changed by 10% (or 0.94%) during the next twelve months, the impact, based on the Company’s ending 2000 revolving debt balance, would be an increase or decrease in net income and cash flow of approximately $186,000.

     The Company’s short-term investment portfolio consists primarily of highly liquid instruments with maturities of less than one month.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Reports of Independent Public Accountants, Consolidated Financial Statements, and Supplementary Schedules are set forth on the pages that follow in this Report and are hereby incorporated herein.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving election of directors in connection with the Annual Meeting of Stockholders to be held on May 17, 2001 (the "Proxy Statement"), which section is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000 pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended.

     Listed below are the names, offices held, ages and business experience of all executive officers of the Company.

Names, Office Held and Age                 Year First Elected to Present Office and Business Experience
Ronald N. Tutor, Director, Chairman and    Since March 29, 2000 he serves as a Director, Chairman and Chief
Chief Executive Officer - 60               Executive Officer.  Prior to that, he served as a Director and Chairman since July 1, 1999; a Director and Vice Chairman since January 1, 1998;
                                           and as a Director and Acting Chief Operating Officer since January 17,
                                           1997. He is the Chairman, President and Chief Executive Officer of
                                           Tutor-Saliba Corporation, a California based construction contractor, since prior to 1995 and has actively managed that company since 1966.

Robert Band, Director, President and       Since March 29, 2000 he serves as a Director, President and Chief
Chief Operating Officer - 53               Operating Officer. Prior to that, he served as a Director, President and
                                           Chief Executive Officer since May 12, 1999. He has served as Chief
                                           Financial Officer since December 1997. Prior to that, he served as
                                           President of Perini Management Services, Inc. (formerly Perini
                                           International Corporation) since January 1996 and as Senior Vice
                                           President, Chief Operating Officer of Perini International Corporation
                                           since April 1995. Previously, he served as Vice President Construction from July 1993 and in various operating and financial capacities since
                                           1973, including Treasurer from May 1988 to January 1990.

Zohrab B. Marashlian,President,            He was elected to his current position in December 1997, which entails
Perini Civil Construction – 56             overall responsibility for the Company’s civil construction operations.
                                           Prior to that, he served as President of the Company’s Metropolitan New
                                           York Division since April 1995 and as Senior Vice President, Operations of the Company’s Metropolitan New York Division since January 1994.
                                           Previously, he served in various project management capacities with the
                                           Company since 1985, including Project Manager and Vice President –
                                           Area Manager. Prior to that, he served in various capacities for the
                                           Company on projects in New York and overseas since 1971.

Craig W. Shaw, President, Perini           He was elected to his current position in October 1999, which entails
Building Company – 46                      overall responsibility for the Company’s building construction operations.
                                           Prior to that he served as President, Perini Building Company, Western
                                           U.S. Division since April 1995 and Senior Vice President, Construction for Perini Building Company’s Western U.S. Division since January 1994 and as Vice President, Construction for Perini Building Company’s
                                           Western U.S. Division since 1986. Previously, he served in various project management capacities with the Company since 1978, including
                                           Project Manager from 1979 to 1986.

     The Company's officers are elected on an annual basis at the Board of Directors' Meeting immediately following the Stockholders' Meeting in May, to hold such offices until the Board of Directors' Meeting following the next Annual Meeting of Stockholders' and until their respective successors have been duly appointed or until their tenure has been terminated by the Board of Directors, or otherwise.

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In response to Items 11-13, reference is made to the information to be set forth in the sections entitled "Election of Directors" and "Certain Transactions" in the Proxy Statement, which are incorporated herein by reference.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

PERINI CORPORATION AND SUBSIDIARIES

(a)1.     The following financial statements and supplementary financial information are filed as part of this report:
                                                                                                             Pages
          Financial Statements of the Registrant

          Consolidated Balance Sheets as of December 31, 2000 and 1999                                       23 - 24

          Consolidated Statements of Operations for each of the three years ended December 31, 2000,         25
          1999 and 1998

          Consolidated Statements of Stockholders' Equity (Deficit) for each of the three years ended        26
          December 31, 2000, 1999, and 1998

          Consolidated Statements of Cash Flows for each of the three years ended December 31, 2000,         27 - 28
          1999 and 1998

          Notes to Consolidated Financial Statements                                                         29 - 49

          Report of Independent Public Accountants                                                           50

(a)2.     The following financial statement schedules are filed as part of this report:
                                                                                                             Pages
          Report of Independent Public Accountants on Schedule                                               51

          Schedule II - Valuation and Qualifying Accounts and Reserves                                       52

          All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or in the Notes
          thereto.

(a)3.     Exhibits

          The exhibits which are filed with this report or which are incorporated herein by reference are set forth in
          the Exhibit Index which appears on  pages 53 through 55.  The Company will furnish a copy of any exhibit not included herewith to any holder of the Company's Common and Preferred Stock upon request.

(b)       During the quarter ended December 31, 2000, the Registrant made no filings on Form 8-K.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                                Perini Corporation
                                                                (Registrant)

Dated:  March 21, 2001                                          /s/Robert Band
                                                                Robert Band
                                                                President and Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

          Signatures                                              Title                                   Date

(i)  Principal Executive Officer
    Robert Band                                    President and Chief Operating Officer            March 21, 2001

/s/Robert Band
-----------------------------------------------
Robert Band

(ii) Principal Financial Officer
    Robert Band                                    President and Chief Operating Officer            March 21, 2001

/s/Robert Band
-----------------------------------------------
Robert Band

(iii) Principal Accounting Officer
    Michael E. Ciskey                              Vice President and Controller                    March 21, 2001

/s/Michael E. Ciskey
-----------------------------------------------
Michael E. Ciskey

(iv)  Directors

    Ronald N. Tutor                                )
    Peter Arkley                                   )
    Robert Band                                    )
    Richard J. Boushka                             )
    Arthur I. Caplan                               )/s/ Robert Band
    Frederick Doppelt                              )Robert Band
    Nancy Hawthorne                                )
    Robert A. Kennedy                              )
    Michael R. Klein                               )Attorney in Fact
    Christopher H. Lee                             )Dated:  March 21, 2001
    Raymond R. Oneglia                             )

Consolidated Balance Sheets
December 31, 2000 and 1999

(In thousands, except share data)

Assets
                                                                                          2000            1999
                                                                                      ------------    ------------
CURRENT ASSETS:
  Cash, including cash equivalents of $34,275 and $54,759 (Note 1)                      $  59,515       $  58,193
  Accounts and notes receivable, including retainage of $39,322 and $20,458               189,365          93,785
  Unbilled work (Note 1)                                                                   18,323          14,283
  Construction joint ventures (Notes 1 and 3)                                             101,339          82,493
  Net current assets of discontinued operations (Note 2)                                   10,614          12,695
  Other current assets                                                                        796             647
                                                                                      ------------    ------------
     Total current assets                                                               $ 379,952       $ 262,096
                                                                                      ------------    ------------

PROPERTY AND EQUIPMENT, at cost (Note 1):
  Land                                                                                  $     489       $     536
  Buildings and improvements                                                               11,757          11,551
  Construction equipment                                                                    8,548           8,185
  Other equipment                                                                           7,167           6,983
                                                                                      ------------    ------------
                                                                                        $  27,961       $  27,255

  Less - Accumulated depreciation                                                          18,071          17,438
                                                                                      ------------    ------------

     Total property and equipment, net                                                  $   9,890       $   9,817
                                                                                      ------------    ------------

OTHER ASSETS (Note 6)                                                                   $   3,610       $   3,575
                                                                                      ------------    ------------

                                                                                        $ 393,452       $ 275,488
                                                                                      ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

Liabilities and Stockholders' Equity (Deficit)

                                                                                            2000            1999
                                                                                          ------------    ------------
CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 4)                                            $  10,398       $   32,158
  Accounts payable, including retainage of $32,156 and $24,501                               183,359           83,578
  Advances from construction joint ventures (Note 3)                                          25,570           14,104
  Deferred contract revenue (Note 1)                                                          33,573           45,088
  Accrued expenses                                                                            46,575           38,738
                                                                                          ------------    ------------
     Total current liabilities                                                             $ 299,475       $  213,666
                                                                                          ------------    ------------

LONG-TERM DEBT, less current maturities included above (Note 4)                            $  17,218       $   41,091
                                                                                          ------------    ------------

OTHER LONG-TERM LIABILITIES (Notes 6 and 8)                                                $  16,137       $   19,664
                                                                                          ------------    ------------

CONTINGENCIES AND COMMITMENTS (Note 11)

REDEEMABLE SERIES B CUMULATIVE CONVERTIBLE PREFERRED
STOCK (Note 8):
  Authorized - 0 shares and 500,000 shares
  Issued and outstanding - 0 shares and 200,184 shares
        (aggregate liquidation preferences of $0 and $40,037)                              $       -       $   37,685
                                                                                          ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT) (Notes 1, 4, 7, 8, 9 and 10):
  Preferred Stock, $1 par value -
    Authorized - 1,000,000 shares and 500,000 shares
        Designated, issued and outstanding - 99,990 shares of $21.25 Convertible
          Exchangeable Preferred Stock ($24,998 aggregate liquidation preference)          $     100       $      100
        Series A junior participating Preferred Stock, $1 par value -
           Designated - 200,000
           Issued - none                                                                           -                -
  Stock Purchase Warrants                                                                      2,233            2,233
  Common Stock, $1 par value -
    Authorized - 40,000,000 shares and 15,000,000 shares
    Issued - 22,644,998 shares and 5,742,816 shares                                           22,645            5,743
  Paid-in surplus                                                                             99,518           43,561
  Retained earnings (deficit)                                                                (62,909)         (87,290)
                                                                                          ------------    ------------
                                                                                           $  61,587       $  (35,653)
  Less - Common Stock in treasury, at cost - 60,529 shares                                       965              965
                                                                                          ------------    ------------
     Total stockholders' equity (deficit)                                                  $  60,622       $  (36,618)
                                                                                          ------------    ------------

                                                                                           $ 393,452       $  275,488
                                                                                          ============    ============

Consolidated Statements of Operations
For the Years Ended December 31, 2000, 1999 and 1998

(In thousands, except per share data)

                                                                                         2000           1999            1998
                                                                                    -------------  -------------  --------------
CONTINUING OPERATIONS:

Revenues (Notes 3 and 13)                                                            $ 1,105,660    $ 1,019,484     $ 1,011,322

Cost of Operations (Notes 3 and 10)                                                    1,053,328        969,015         957,651
                                                                                    -------------  -------------  --------------

Gross Profit                                                                         $    52,332    $    50,469     $    53,671

General and Administrative Expenses                                                       24,977         26,635          27,397
                                                                                    -------------  -------------  --------------

INCOME FROM OPERATIONS (Note 13)                                                     $    27,355    $    23,834     $    26,274

Other (Income) Expense, Net (Note 6)                                                        (949)           (72)            652
Interest Expense (Note 4)                                                                  3,966          7,128           8,473
                                                                                    -------------  -------------  --------------

Income from Continuing Operations before Income Taxes                                $    24,338    $    16,778     $    17,149

Credit (Provision) for Income Taxes (Notes 1 and 5)                                           43           (421)         (1,100)
                                                                                    -------------  -------------  --------------

INCOME FROM CONTINUING OPERATIONS                                                    $    24,381    $    16,357     $    16,049

DISCONTINUED OPERATIONS (Notes 2 and 5):

  Loss from Operations                                                               $         -    $      (694)    $    (4,397)
  Estimated Loss on Disposal of Real Estate Business Segment                                   -        (99,311)              -
                                                                                    -------------  -------------  --------------

LOSS FROM DISCONTINUED OPERATIONS                                                    $         -    $  (100,005)    $    (4,397)
                                                                                    -------------  -------------  --------------

NET INCOME (LOSS)                                                                    $    24,381    $   (83,648)    $    11,652
                                                                                    =============  =============  ==============

NET INCOME (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS (Note 1)                         $    20,999    $   (89,917)    $     5,743
                                                                                    =============  =============  ==============

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE (Note 1):

Income from Continuing Operations                                                    $      1.13    $      1.80     $      1.91
Loss from Discontinued Operations                                                              -          (0.12)          (0.83)
Estimated Loss on Disposal                                                                     -         (17.72)              -
                                                                                    -------------  -------------  --------------
     Total                                                                           $      1.13    $    (16.04)    $      1.08
                                                                                    =============  =============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2000, 1999 and 1998

(In thousands, except per share data)

                                                    Stock                            Retained       ESOT
                                     Preferred    Purchase      Common     Paid-In    Earnings     Related      Treasury
                                       Stock      Warrants      Stock      Surplus   (Deficit)   Obligations     Stock       Total
-------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1997               $ 100      $ 2,233     $ 5,267    $53,012    $(15,294)     $ (2,663)   $ (1,755)   $40,900
-------------------------------------------------------------------------------------------------------------------------------------
Net Income                                    -            -           -          -      11,652             -           -     11,652

Preferred Stock dividends accrued
($21.25 per share*)                           -            -           -     (2,125)          -             -           -     (2,125)

Series B Preferred Stock dividends
in kind issued (Note 8)                       -            -           -     (3,411)          -             -           -     (3,411)

Accretion related to Series B
Preferred Stock (Note 8)                      -            -           -       (373)          -             -           -       (373)

Common Stock issued in partial
payment of incentive compensation             -            -         239      2,243           -             -           -      2,482

Payment of director fees                      -            -           -       (127)          -             -         278        151

Payments related to ESOT notes                -            -           -          -           -         1,282           -      1,282

-------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1998               $ 100      $ 2,233     $ 5,506    $49,219    $ (3,642)     $ (1,381)   $ (1,477)   $50,558
-------------------------------------------------------------------------------------------------------------------------------------
Net Loss                                      -            -           -          -     (83,648)            -           -    (83,648)

Preferred Stock dividends accrued
($21.25 per share*)                           -            -           -     (2,125)          -             -           -     (2,125)

Series B Preferred Stock dividends
in kind issued (Note 8)                       -            -           -     (3,765)          -             -           -     (3,765)

Accretion related to Series B
Preferred Stock (Note 8)                      -            -           -       (379)          -             -           -       (379)

Common Stock issued in partial
payment of incentive compensation             -            -         237        960           -             -           -      1,197

Payment of director fees                      -            -           -       (349)          -             -         512        163

Payments related to ESOT notes                -            -           -          -           -         1,381           -      1,381

-------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1999               $ 100      $ 2,233     $ 5,743    $43,561    $(87,290)          $ -      $ (965)  $(36,618)
-------------------------------------------------------------------------------------------------------------------------------------
Net Income                                    -            -           -          -      24,381             -           -     24,381

Preferred Stock dividends accrued
($21.25 per share*)                           -            -           -     (2,125)          -             -           -     (2,125)

Series B Preferred Stock dividends
in kind issued (Note 8)                       -            -           -     (1,161)          -             -           -     (1,161)

Accretion related to Series B
Preferred Stock (Note 8)                      -            -           -        (96)          -             -           -        (96)

Net proceeds received from
issuance of Common Stock (Note 7)             -            -       9,412     27,887           -             -           -     37,299

Exchange of Series B Preferred
Stock for Common Stock (Note 7)               -            -       7,490     31,452           -             -           -     38,942

-------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2000               $ 100      $ 2,233    $ 22,645    $99,518    $(62,909)          $ -      $ (965)   $60,622
-------------------------------------------------------------------------------------------------------------------------------------

*Equivalent to $2.125 per Depositary Share (see Note 8).

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2000, 1999 and 1998

(In thousands)

                                                                                    2000          1999          1998
                                                                                 -----------   -----------  -----------
Cash Flows from Operating Activities:

  Net income (loss)                                                                $ 24,381      $(83,648)     $11,652

  Adjustments to reconcile net income (loss) to net cash from operating activities -

  Loss from discontinued operations                                                       -       100,005        4,397

  Depreciation                                                                        1,617         1,585        1,463

  Amortization of deferred debt expense, Stock Purchase Warrants and other              574         1,757        1,596

  (Gain) loss on sale of investment                                                       -        (1,406)         118

  Distributions greater (less) than earnings of joint ventures and affiliates        14,320        (1,571)       1,367

  Cash provided from (used by) changes in components of working capital other than cash, notes payable, and current maturities of long-term debt:

     (Increase) decrease in accounts receivable                                     (95,580)       19,267       25,345
     (Increase) decrease in unbilled work                                            (4,040)        5,302       16,989
     (Increase) decrease in construction joint ventures                                 (60)         (307)      (1,509)
     (Increase) decrease in deferred tax asset                                            -         1,076           (9)
     (Increase) decrease in other current assets                                       (149)        1,822          354
     Increase (decrease) in accounts payable                                         99,781       (43,771)     (17,585)
     Increase (decrease) in advances from construction joint ventures                11,466        (3,196)     (12,501)
     Increase (decrease) in deferred contract revenue                               (11,515)       30,738       (2,767)
     Increase (decrease) in accrued expenses                                          7,837        (1,244)      12,190

  Other long-term liabilities                                                        (5,652)        1,033      (13,169)

  Other non-cash items, net                                                            (332)          363         (153)
                                                                                 -----------   -----------  -----------

  NET CASH PROVIDED FROM OPERATING ACTIVITIES                                      $ 42,648      $ 27,805     $ 27,778
                                                                                 -----------   -----------  -----------

Cash Flows from Investing Activities:

  Proceeds from sale of property and equipment                                     $    435      $    585     $    608

  Cash distributions of capital from unconsolidated joint ventures                      962         1,475        5,625

  Acquisition of property and equipment                                              (1,793)       (1,599)      (1,418)

  Capital contributions to unconsolidated joint ventures                            (34,068)      (14,990)      (1,527)

  Proceeds from (investment in) discontinued operations                               2,081          (615)      (5,288)

  Proceeds from sale of investment                                                        -         4,000          200

  Investment in other activities                                                       (609)       (2,328)        (390)
                                                                                 -----------   -----------  -----------

NET CASH USED BY INVESTING ACTIVITIES                                              $(32,992)     $(13,472)    $ (2,190)
                                                                                 -----------   -----------  -----------

Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 2000, 1999, and 1998

(In thousands)

                                                                             2000           1999            1998
                                                                        -------------   -------------   -----------
Cash Flows from Financing Activities:

  Proceeds from long-term debt                                               $  7,757        $    656     $     113

  Reduction of long-term debt                                                 (53,390)         (4,663)      (13,132)

  Proceeds from issuance of common stock, net                                  37,299           1,197         2,482

  Treasury stock issued                                                             -             163           151
                                                                         -------------   -------------   -----------

  NET CASH USED BY FINANCING ACTIVITIES                                      $ (8,334)       $ (2,647)    $ (10,386)
                                                                         -------------   -------------   -----------

  Net Increase in Cash                                                       $  1,322        $ 11,686     $  15,202

  Cash and Cash Equivalents at Beginning of Year                               58,193          46,507        31,305
                                                                         -------------   -------------   -----------

  Cash and Cash Equivalents at End of Year                                   $ 59,515        $ 58,193     $  46,507
                                                                         =============   =============   ===========

Supplemental Disclosures of Cash Paid During the Year For:

  Interest                                                                   $  4,242        $  7,369      $  8,137
                                                                         =============   =============   ===========

  Income tax payments                                                        $  1,320        $    101      $    160
                                                                         =============   =============   ===========

Supplemental Disclosure of Noncash Transactions:

  Dividends paid in shares of Series B Preferred Stock (Note 8)              $  1,161        $  3,765      $  3,411
                                                                         =============   =============   ===========

  Conversion of Series B Preferred Stock into Common Stock
  at $5.50 per share (Note 7)                                                $ 38,942        $      -      $      -
                                                                         =============   =============   ===========

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2000, 1999 and 1998

[1] Summary of Significant Accounting Policies

[a] Principles of Consolidation
The consolidated financial statements include the accounts of Perini Corporation, its subsidiaries and a majority-owned real estate joint venture (the “Company”). All subsidiaries are currently wholly-owned. All significant intercompany transactions and balances have been eliminated in consolidation. Non-consolidated construction joint venture interests are accounted for on the equity method in the accompanying consolidated balance sheets with the Company’s share of revenues and costs in these interests included in “Revenues” and “Cost of Operations,” respectively, in the accompanying consolidated statements of operations. All significant intercompany profits between the Company and its joint ventures have been eliminated in consolidation. Taxes are provided on joint venture results in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”.

[b] Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates with regard to these financial statements relate to the estimating of final construction contract profits in accordance with accounting for long-term contracts (see Note 1(c) below), estimating future cash flows from real estate dispositions (see Note 1(d) and Note 2 below) and estimating potential liabilities in conjunction with certain contingencies and commitments (see Note 11 below). Actual results could differ from these estimates.

[c] Method of Accounting for Contracts
Profits from construction contracts and construction joint ventures are generally recognized by applying percentages of completion for each year to the total estimated profits for the respective contracts. The percentages of completion are determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. When the estimate on a contract indicates a loss, the Company’s policy is to record the entire loss. The cumulative effect of revisions in estimates of total cost or revenue during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. An amount equal to the costs attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable. Profit from unapproved change orders and claims is recorded in the year such amounts are resolved.

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

[d] Method of Accounting for Discontinued Real Estate Operations
Effective June 30, 1999, the Company adopted a plan to withdraw completely from its real estate development business segment, which is presented as a discontinued operation in accordance with Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations” (see Note 2). Accordingly, the historical amounts presented for 1998 have been restated to conform to the requirements of APB No. 30.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2000, 1999 and 1998 (continued)

[1] Summary of Significant Accounting Policies (continued)

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

[g] Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (see Note 5). Deferred income tax assets and liabilities are recognized for the effects of temporary differences between the financial statement carrying amounts and the income tax basis of assets and liabilities using enacted tax rates. In addition, future tax benefits, such as net operating loss carryforwards, are recognized currently to the extent such benefits are more likely than not to be realized as an economic benefit in the form of a reduction of income taxes in future years.

[h] Earnings (Loss) Per Common Share
Earnings (loss) per common share amounts were calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per common share (“EPS”) was computed by dividing net income (loss) less dividends and other requirements related to Preferred Stock by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share was computed by giving effect to all dilutive potential common shares outstanding. The weighted average shares used in the diluted earnings (loss) per common share computations were essentially the same as those used in the basic earnings (loss) per common share computations (see below). Basic EPS equals diluted EPS for all periods presented due to the immaterial effect of stock options and the antidilutive effect of conversion of the Company’s Depositary Convertible Exchangeable Preferred Shares, Series B Preferred Shares and Stock Purchase Warrants.

The calculation of the pro forma earnings per common share in 2000 assumes that the recapitalization described in Note 7 occurred on January 1, 2000 rather than March 29, 2000. The impact of this assumption is to eliminate dividends declared ($1,161,000) and accretion ($96,000) applicable to Series B Preferred Stock; to reduce interest expense by $863,000 based on the assumption that the net cash proceeds of $37.3 million received from the New Investors were used to reduce debt under the Company’s Revolving Credit Facility as of January 1, 2000 based on the average effective borrowing rate of 9.5% experienced during the first quarter of 2000; and to add approximately 4,063,000 shares to the average shares outstanding during the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2000, 1999 and 1998 (continued)

[1] Summary of Significant Accounting Policies (continued)

[h] Earnings (Loss) Per Common Share (continued)
Basic and diluted earnings (loss) per common share for each of the three years in the period ending December 31, 2000 are calculated as follows (in thousands except per share amounts):

                                                                      Pro Forma                         Actual
                                                                                      ------------------------------------------
                                                                         2000             2000          1999           1998
                                                                     --------------   -------------  ------------   ------------

Income from continuing operations                                         $ 24,381        $ 24,381     $  16,357       $ 16,049
                                                                     --------------   -------------  ------------   ------------

Less:

  Accrued dividends on $21.25 Senior Preferred Stock (Note 8)             $ (2,125)       $ (2,125)    $  (2,125)      $ (2,125)

  Dividends declared on Series B Preferred Stock (Note 8)                        -          (1,161)       (3,765)        (3,411)

  Accretion deduction required to reinstate mandatory
  redemption value of Series B Preferred Stock over a period of
  8-10 years (Note 8)                                                            -             (96)         (379)          (373)

Plus - Reduction in interest expense                                           863               -             -              -
                                                                     --------------   -------------  ------------   ------------

                                                                          $ (1,262)       $ (3,382)    $  (6,269)      $ (5,909)
                                                                     --------------   -------------  ------------   ------------

Earnings from continuing operations                                       $ 23,119        $ 20,999     $  10,088       $ 10,140

Loss from discontinued operations                                                -               -      (100,005)        (4,397)
                                                                     --------------   -------------  ------------   ------------

  Total available for common stockholders                                 $ 23,119        $ 20,999     $ (89,917)      $  5,743
                                                                     ==============   =============  ============   ============

Weighted average shares outstanding                                         22,584          18,521         5,606          5,318
                                                                     --------------   -------------  ------------   ------------

Basic and diluted earnings (loss) per Common Share from -
  Continuing operations                                                   $   1.02        $   1.13     $    1.80       $   1.91
  Discontinued operations                                                        -               -        (17.84)         (0.83)
                                                                     --------------   -------------  ------------   ------------

     Total                                                                $   1.02        $   1.13     $  (16.04)      $   1.08
                                                                     ==============   =============  ============   ============

[i] Cash and Cash Equivalents
Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

[j] Reclassifications
Certain prior year amounts have been reclassified to be consistent with the current year classifications.

[2] Discontinued Operations

Effective June 30, 1999, management adopted a plan to withdraw completely from the real estate development business and to wind down the operations of Perini Land and Development Company (“PL&D”), the Company’s wholly-owned real estate development subsidiary. Therefore, both historical and current real estate results have been presented as a discontinued operation in accordance with accounting principles generally accepted in the United States. Based on the plan, the 1999 results include a $99,311,000 non-cash provision which represents the estimated loss on disposal of this business segment. This non-cash charge reflects the impact of the disposition of the Rincon Center property located in San Francisco and the reduction in projected future cash flow from the disposition of PL&D’s remaining real estate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2000, 1999 and 1998 (continued)

[2] Discontinued Operations (continued)

development operations resulting from the change in strategy of holding the properties through the necessary development and stabilization periods to a new strategy of generating short-term liquidity through an accelerated disposition or bulk sale. The estimated loss on disposal of the real estate business segment also includes a provision for shut down costs related to PL&D during the wind down period. No Federal tax benefit was attributable to Loss from Discontinued Operations due to certain accounting limitations.

At December 31, 2000, approximately 93% of the non-cash provision for the estimated loss on disposal has been realized. During the last half of 1999, the Company completed a major step in its plan to discontinue its real estate development operations by concluding the disposition of the Rincon Center property. The Company and PL&D, the managing partner of Rincon Center Associates, entered into a full and final non-cash settlement regarding its interest in Rincon Center. The loss realized upon disposition of this property approximated the estimated loss originally calculated at June 30, 1999. In addition, PL&D concluded the sale of several properties during the 18-month period ended December 31, 2000. The net proceeds of $18.1 million realized from the sale of these properties approximated the net proceeds originally anticipated in calculating the estimated loss on disposal of the real estate business segment at June 30, 1999. The actual loss from the sale of these properties was approximately equal to the loss originally anticipated in calculating the estimated loss on disposal of the real estate business segment at June 30, 1999.

Several of the remaining real estate properties now being offered for sale are currently under or are pending purchase and sale agreements. Real estate revenues were $3,491,000 in 2000, $18,073,000 in 1999 and $24,578,000 in 1998.

Net current assets of discontinued operations at December 31, 2000 and 1999 consisted of the following (in thousands):

                                                               2000           1999
                                                           ------------   -------------

     Current assets                                           $ 12,406        $ 14,566
     Current liabilities                                          (334)           (413)
     Minority interest                                          (1,458)         (1,458)
                                                           ------------   -------------
     Net current assets of discontinued operations            $ 10,614        $ 12,695
                                                           ============   =============

[3] Joint Ventures

The Company, in the normal conduct of its business, has entered into partnership arrangements, referred to as “joint ventures,” for certain construction projects. Each of the joint venture participants is usually committed to supply a predetermined percentage of capital, as required, and to share in a predetermined percentage of the income or loss of the project. Summary financial information (in thousands) for construction joint ventures accounted for on the equity method for each of the three years in the period ending December 31, 2000 follows:

Construction Joint Ventures

Financial position at December 31,                   2000            1999           1998
                                                 -------------   -------------  -------------
Current assets                                      $ 482,174       $ 509,859      $ 398,061
Property and equipment, net                             4,339           7,800          7,358
Current liabilities                                  (265,051)       (349,328)      (285,197)
                                                 -------------   -------------  -------------
Net assets                                          $ 221,462       $ 168,331      $ 120,222
                                                 =============   =============  =============

Equity                                              $ 101,339       $  82,493      $  67,100
                                                 =============   =============  =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2000, 1999 and 1998 (continued)

[3] Joint Ventures (continued)

Operations for the year ended December 31,           2000            1999           1998
                                                 -------------   -------------  -------------
Revenue                                           $ 1,046,545     $ 1,131,350      $ 891,026
Cost of operations                                  1,006,639       1,075,460        844,688
                                                 -------------   -------------  -------------
Pretax income                                     $    39,906     $    55,890      $  46,338
                                                 =============   =============  =============

Company's share of joint ventures
Revenue                                           $   399,504     $   400,670      $ 368,733
Cost of operations                                    381,485         375,591        343,753
                                                 -------------   -------------  -------------
Pretax income                                     $    18,019     $    25,079      $  24,980
                                                 =============   =============  =============

The Company has a centralized cash management arrangement with a construction joint venture in which it is the sponsor. Under this arrangement, excess cash is controlled by the Company; cash is made available to meet the joint venture’s requirements, as needed; and interest income is credited to the venture at competitive market rates. In addition, certain joint ventures in which the Company participates distribute cash at the end of each quarter to the participants who will then return these funds at the beginning of the next quarter. Of the total cash advanced at the end of 2000 ($25.6 million) and 1999 ($14.1 million), approximately $25.6 million in 2000 and $12.4 million in 1999 was deemed to be temporary.

[4] Long-term Debt

Long-term debt of the Company at December 31, 2000 and 1999 consists of the following (in thousands):

                                                                                                          2000           1999
                                                                                                     ------------  -------------

Term loan                                                                                               $ 19,764       $      -
Revolving credit loans                                                                                         -         68,000
                                                                                                     ------------  -------------
     Total loans under credit agreements, at an average rate of 9.4% in 2000 and 8.1% in 1999           $ 19,764       $ 68,000
Mortgages on real estate                                                                                   7,465          4,005
Other indebtedness                                                                                           387          1,244
                                                                                                     ------------  -------------
Total                                                                                                   $ 27,616       $ 73,249
Less - current maturities                                                                                 10,398         32,158
                                                                                                     ------------  -------------
       Net long-term debt                                                                               $ 17,218       $ 41,091
                                                                                                     ============  =============

Payments required under these obligations amount to approximately $10,398,000 in 2001, $10,007,000 in 2002, $220,000 in 2003, $189,000 in 2004 and $6,802,000 in 2005 and beyond.

In conjunction with the recapitalization of the Company effective March 29, 2000 (see Note 7), the Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with its lenders that extended its main credit facility from January 2001 to January 2003. The Credit Agreement provides for a restructuring of the Company's existing revolving credit facility into two parts: a $35 million term loan (the "Term Loan") and a $21 million revolving credit facility (the "Revolving Credit Facility"). The Credit Agreement requires that the Company repay the Term Loan in quarterly installments through 2002 and the Revolving Credit Facility by January 21, 2003. Commitments under the Credit Agreement have been reduced to $40.8 million as of December 31, 2000 as a result of scheduled Term Loan payments and the application of proceeds from sales of certain real estate.

The Credit Agreement provides that the Company can choose from interest rate alternatives including a prime-based rate, as well as options based on LIBOR (London inter-bank offered rate). Up to $12 million of the unborrowed revolving commitment is available for letters of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2000, 1999 and 1998 (continued)

[4] Long-term Debt (continued)

The Credit Agreement requires, among other things, maintaining specified working capital and tangible net worth levels, minimum operating profit and operating cash flow levels, limitations on indebtedness and certain limitations on cash dividends. The Credit Agreement also provides that collateral shall consist of all available assets not included as collateral in other agreements.

On September 6, 2000, the Company completed a $7.5 million refinancing of its corporate headquarters building at an annual interest rate of approximately 9%. In connection with the refinancing, approximately $0.8 million was set aside in escrow for immediate and future repairs and improvements to the structure and grounds. The loan is payable in equal monthly installments of principal and interest over a ten year period, with a balloon payment due in 2010.

[5] Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109. This standard determines deferred income taxes based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities, given the provisions of enacted tax laws.

Total income tax benefit (expense) for the three years ended December 31, was allocated as follows (in thousands):

                                       2000            1999            1998
                                   ------------    ------------    ------------

Continuing Operations                     $ 43          $ (421)       $ (1,100)
Discontinued Operations                      -               -               -
                                   ------------    ------------    ------------
Total Tax Expense                         $ 43          $ (421)       $ (1,100)
                                   ============    ============    ============

The credit (provision) for income taxes expense attributable to income from continuing operations is comprised of the following (in thousands):

                              Federal         State      Foreign       Total
                        -------------------------------------------------------
  2000
    Current                   $ (580)        $ (209)        $ 832     $    43
    Deferred                       -              -             -           -
                        -------------------------------------------------------
                              $ (580)        $ (209)        $ 832     $    43
                        =======================================================
  1999
    Current                   $    -         $ (590)        $ 169     $  (421)
    Deferred                       -              -             -           -
                        -------------------------------------------------------
                              $    -         $ (590)        $ 169     $  (421)
                        =======================================================
  1998
    Current                   $    -         $ (480)       $ (620)    $(1,100)
    Deferred                       -              -             -           -
                        -------------------------------------------------------
                              $    -         $ (480)       $ (620)    $(1,100)
                        =======================================================

The table below reconciles the difference between the statutory federal income tax rate and the effective rate provided for income from continuing operations in the statements of operations.

                                                      2000          1999           1998
                                                  -------------  ------------  -------------

Statutory federal income tax rate                     34%            34%            34%
State income taxes, net of federal tax benefit         1              2              2
Foreign taxes                                         (3)            (1)             5
Change in valuation allowance                        (32)           (33)           (33)
Goodwill and other                                     0              1              1
                                                  -------------  ------------  -------------
Effective tax rate                                     0%             3%             9%
                                                  =============  ============  =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2000, 1999 and 1998 (continued)

[5] Income Taxes (continued)

The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 1999 (in thousands):

                                                                   2000                         1999
                                                         ---------------------------  ---------------------------
                                                          Deferred       Deferred       Deferred      Deferred
                                                             Tax            Tax           Tax            Tax
                                                            Asset        Liability       Asset        Liability
                                                         ------------   ------------  -------------  ------------

Provision for estimated real estate losses                  $  7,538       $      -       $  9,859      $      -
Contract losses                                                5,207              -          3,079             -
Joint ventures - construction                                      -         12,056              -        10,628
Joint ventures - real estate                                       -          1,003              -           662
Timing of expense recognition                                  2,879              -          1,020             -
Capitalized carrying charges                                       -          1,403              -         1,491
Net operating loss and capital loss carryforwards             38,324              -         45,821             -
Alternative minimum tax credit carryforwards                   3,023              -          2,442             -
General business tax credit carryforwards                      3,532              -          3,532             -
Other, net                                                       868              -            892             -
                                                         ------------   ------------  -------------  ------------
                                                            $ 61,371       $ 14,462       $ 66,645      $ 12,781
Valuation allowance for deferred tax assets                  (46,909)             -        (53,864)            -
                                                         ------------   ------------  -------------  ------------
Total                                                       $ 14,462       $ 14,462       $ 12,781      $ 12,781
                                                         ============   ============  =============  ============

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. The net deferred tax assets reflect management’s estimate of the amount which will be realized from future taxable income which can be predicted with reasonable certainty.

As a result of not providing federal income tax benefit applicable to losses recorded in certain prior years, earnings benefited in 2000 and 1998 by approximately $8.0 million and $4.3 million, respectively, by not having to provide for any federal income tax. Approximately $122 million of future pretax earnings could benefit from minimal, if any, federal tax provisions.

At December 31, 2000, the Company has unused tax credits and net operating loss carryforwards for income tax reporting purposes which expire as follows (in thousands):

                              Unused           Capital        Net Operating
                              Investment          Loss              Loss
                              Tax Credits     Carryforward      Carryforwards
                             --------------  ----------------  ----------------

     2001 - 2006                   $ 3,532           $ 4,151           $ 1,404
     2007 - 2019                        --             --              107,163
                             --------------  ----------------  ----------------
                                   $ 3,532           $ 4,151         $ 108,567
                             ==============  ================  ================

Net operating loss carryforwards and unused tax credits may be limited in the event of certain changes in ownership interests of significant stockholders. In addition, approximately $1.4 million of the net operating loss carryforwards can only be used against the taxable income of the corporation in which the loss was recorded for tax and financial reporting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2000, 1999 and 1998 (continued)

[6] Other Assets, Other Long-term Liabilities and Other (Income) Expense, Net

Other Assets, Other Long-term Liabilities and Other (Income) Expense, Net consist of the following (in thousands) for the periods presented:

Other Assets
                                              2000           1999
                                           ------------   ------------

  Deferred expenses                            $ 2,467        $ 2,369
  Goodwill (Note 1)                              1,079          1,142
  Other investments                                 64             64
                                           ------------   ------------
                                               $ 3,610        $ 3,575
                                           ============   ============

Other Long-term Liabilities

                                              2000           1999
                                           ------------   ------------

Insurance related liabilities                 $  2,407       $  7,062
Employee benefit related liabilities             2,686          2,375
Accrued dividends on $21.25
  Preferred Stock (Note 8)                      11,155          9,030
Other, net                                        (111)         1,197
                                           ------------   ------------
                                              $ 16,137       $ 19,664
                                           ============   ============

Other (Income) Expense, Net

                                              2000           1999           1998
                                           ------------   ------------   ------------

Interest  income                              $ (1,216)      $ (1,432)      $ (1,140)
Bank fees                                          341          2,585          1,833
(Gain) loss on sale of investments                   -         (1,406)           118
Miscellaneous (income) expense, net                (74)           181           (159)
                                           ------------   ------------   ------------
                                                $ (949)         $ (72)         $ 652
                                           ============   ============   ============

[7] Recapitalization

On March 29, 2000 (the “Closing Date”), the Company completed the sale of 9,411,765 shares of its common stock, par value $1.00 (the “Common Stock”), for an aggregate of $40 million, or $4.25 per share (the “Purchase”), to an investor group led by Tutor-Saliba Corporation (“TSC”), and including O&G Industries, Inc. (“O&G”), and National Union Fire Insurance Company of Pittsburgh, Pa., a wholly-owned subsidiary of American International Group, Inc. (“National Union” and together with TSC and O&G, the “New Investors”) pursuant to a Securities Purchase Agreement dated as of February 5, 2000 by and among the Company and the New Investors. Tutor-Saliba Corporation is owned and controlled by Ronald N. Tutor, who serves as Chairman of the Company’s Board of Directors and Chief Executive Officer. (See Note 14 for disclosure of “Related Party Transactions” between the New Investors and the Company.)

In connection with the Purchase, TSC acquired 2,352,942 shares of Common Stock for a total consideration of $10,000,000, O&G acquired 2,352,941 shares of Common Stock for a total consideration of $10,000,000 and National Union acquired 4,705,882 shares of Common Stock for a total consideration of $20,000,000.

Concurrent with the closing of the Purchase and as a condition thereto, the Company exchanged 100% of its Redeemable Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) (which had a current accreted face amount of approximately $41.2 million) for an aggregate of 7,490,417 shares of common stock at an exchange price of $5.50 per share (the “Exchange” and together with the Purchase, the “Transaction”) pursuant to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2000, 1999 and 1998 (continued)

[7] Recapitalization (continued)

certain Exchange Agreements by and between the Company and each of The Union Labor Life Insurance Company, acting on behalf of its Separate Account P ("ULLICO"), PB Capital Partners, L.P. ("PB Capital") and The Common Fund for Non-Profit Organizations ("The Common Fund").

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

A Special Committee of the Company’s Board of Directors approved the Transaction after receiving a fairness opinion from an investment banking firm. A majority of outstanding common shares, including a majority of shares held by disinterested shareholders, were voted in favor of the Transaction at a Special Meeting of Stockholders held on March 29, 2000.

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

In connection with the Transaction and as a condition thereto, the Company also entered into an Amended and Restated Credit Agreement with its lenders that extended the credit facility from January 2001 to January 2003 (see Note 4). The effect of the Transaction on Stockholders’ Equity was to increase Stockholders’ Equity by approximately $76.2 million, $37.3 million from the Purchase (gross proceeds of $40.0 million less related capital expenses of $2.7 million) and $38.9 million from the Exchange (current accreted value of $41.2 less non-accreted capital expenses of $2.3 million). See the Consolidated Statement of Stockholders’ Equity (Deficit) for the year ended December 31, 2000.

[8] Capital Stock and Stock Purchase Warrants

(a) Redeemable Series B Cumulative Convertible Preferred Stock
At a special stockholders’ meeting on January 17, 1997, the Company’s stockholders approved two proposals that allowed the Company to close an equity transaction with a private investor group. The transaction included, among other things, classification by the Board of Directors of 500,000 shares of Preferred Stock of the Company as Redeemable Series B Cumulative Convertible Preferred Stock, par value $1.00 per share, (the “Series B Preferred Stock”), issuance of 150,150 shares of Series B Preferred Stock at $200 per share (or $30 million) to the investor group, (with the remainder of the shares set aside for possible future payment-in-kind dividends to the holders of the Series B Preferred Stock), amendments to the Company’s By-Laws that redefined

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2000, 1999 and 1998 (continued)

[8] Capital Stock and Stock Purchase Warrants (continued)

(a) Redeemable Series B Cumulative Convertible Preferred Stock (continued)
the Executive Committee and added certain powers (generally financial in nature), including the power to give overall direction to the Company’s Chief Executive Officer, appointment of three new members, recommended by the investor group, to the Board of Directors, and appointment of these same new directors to constitute a majority of the Executive Committee referred to above. Tutor-Saliba Corporation, a corporation controlled by the Chairman of the Board of Directors of the Company, who was also a member of the Executive Committee, is a participant in certain construction joint ventures with the Company (see Note 14 “Related Party Transactions”).

In-kind dividends on the Series B Preferred Stock were paid at an annual rate of 10% of the liquidation preference of $200.00 per share with additional shares of Series B Preferred Stock compounded on a quarterly basis. According to the terms of the Series B Preferred Stock, it (i) ranked junior in cash dividend and liquidation preference to the $21.25 Convertible Exchangeable Preferred Stock and senior to Common Stock, (ii) provided that no cash dividends will be paid on any shares of Common Stock except for certain limited dividends beginning in 2001, (iii) was convertible into shares of Common Stock at an initial conversion price of approximately $9.68 per share (equivalent to 3,101,571 shares on January 17, 1997), (iv) had the same voting rights as shareholders of Common Stock immediately equal to the number of shares of Common Stock into which the Series B Preferred Stock could be converted, (v) generally had a liquidation preference of $200 per share of Series B Preferred Stock, (vi) was optionally redeemable by the Company after three years at a redemption price equal to the liquidating value per share and higher amounts if a Special Default, as defined, had occurred, (vii) was mandatorily redeemable by the Company if a Special Default had occurred and a holder of the Series B Preferred Stock requested such a redemption, (viii) was mandatorily redeemable by the Company for approximately one-third of the shares still outstanding on January 17, 2005 and one-third of the remaining shares in each of the next two years.

The initial proceeds ($30,030,000) received upon the issuance of 150,150 Series B Preferred Shares were reduced by related expenses of approximately $3.5 million. Due to the redeemable feature of the Series B Preferred Stock, this reduction had to be added back (or accreted) to reinstate its mandatory redemption value over a period of 8-10 years, with an offsetting charge to paid-in surplus.

Concurrent with the Purchase described in Note 7 above and as a condition thereto, the Company exchanged 100% of its Series B Preferred Stock for Common Stock, $1.00 par value. See Note 7 for details of the Exchange and other changes related to the Series B Preferred Stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2000, 1999 and 1998 (continued)

[8] Capital Stock and Stock Purchase Warrants (continued)

(a) Redeemable Series B Cumulative Convertible Preferred Stock (continued)
An analysis of Series B Preferred Stock transactions from inception to the March 29, 2000 Exchange date follows:

                                              Number of
                                               Shares            Amount
                                           ----------------  ---------------
                                                             (in thousands)

Initial issuance on January 17, 1997               150,150         $ 30,030
Less - related expenses                                  -           (3,472)
                                           ----------------  ---------------
                                                   150,150         $ 26,558
10% in-kind dividends issued                        14,150            2,830
Accretion                                                -              368
                                           ----------------  ---------------
Balance at December 31, 1997                       164,300         $ 29,756
10% in-kind dividends issued                        17,057            3,411
Accretion                                                -              373
                                           ----------------  ---------------
Balance at December 31, 1998                       181,357         $ 33,540
10% in-kind dividends issued                        18,827            3,766
Accretion                                                -              379
                                           ----------------  ---------------
Balance at December 31, 1999                       200,184         $ 37,685
10% in-kind dividends issued                         5,802            1,161
Accretion                                                -               96
                                           ----------------  ---------------
Balance March 29, 2000                             205,986         $ 38,942
                                           ================  ===============

(b) $21.25 Convertible Exchangeable Preferred Stock ("$21.25 Preferred Stock")
In June 1987, net proceeds of approximately $23,631,000 were received from the sale of 1,000,000 Depositary Convertible Exchangeable Preferred Shares (each Depositary Share representing ownership of 1/10 of a share of $21.25 Convertible Exchangeable Preferred Stock, $1 par value) at a price of $25 per Depositary Share. Annual dividends are $2.125 per Depositary Share and are cumulative. Generally, the liquidation preference value is $25 per Depositary Share plus any accumulated and unpaid dividends. The Preferred Stock of the Company, as evidenced by ownership of Depositary Shares, is convertible at the option of the holder, at any time, into Common Stock of the Company at a conversion price of $37.75 per share of Common Stock. The Preferred Stock is redeemable at the option of the Company at any time at $25 per share plus any unpaid dividends. The Preferred Stock is also exchangeable at the option of the Company, in whole but not in part, on any dividend payment date into 8 1/2% convertible subordinated debentures due in 2012 at a rate equivalent to $25 principal amount of debentures for each Depositary Share. In conjunction with the covenants of the Company's current and prior Credit Agreements (see Note 4), the Company was required to suspend the payment of quarterly dividends on its $21.25 Preferred Stock (equivalent to $2.125 per Depositary Share) until certain financial criteria were met. Dividends on the $21.25 Preferred Stock have not been declared since 1995 (although they have been fully accrued due to the "cumulative" feature of the Preferred Stock). The aggregate amount of dividends in arrears is approximately $11,155,000 at December 31, 2000, which represents approximately $111.55 per share of Preferred Stock or approximately $11.16 per Depositary Share and is included in "Other Long-Term Liabilities" in the accompanying Consolidated Balance Sheet. Under the terms of the Preferred Stock, the holders of the Depositary Shares were entitled to elect two additional Directors since dividends had been deferred for more than six quarters and they did so at each of the last three Annual Meetings of Stockholders.

(c) Series A Junior Participating Preferred Stock
Under the terms of the Company's Shareholder Rights Plan, as amended, the Board of Directors of the Company declared a distribution on September 23, 1988 of one Preferred Stock purchase right (a "Right") for each outstanding share of Common Stock. Under certain circumstances, each Right will entitle the holder thereof to purchase from the Company one one-hundredth of a share (a "Unit") of Series A Junior Participating Cumulative Preferred Stock, $1 par value (the "Preferred Stock"), at an exercise price of $100 per Unit, subject to adjustment. The Rights will not be exercisable or transferable apart from the Common Stock until the earlier

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2000, 1999 and 1998 (continued)

[8] Capital Stock and Stock Purchase Warrants (continued)

(c) Series A Junior Participating Preferred Stock (continued)
to occur of (i) 10 days following a public announcement that a person or group (an "Acquiring Person") has acquired 20% or more of the Company's outstanding Common Stock (the "Stock Acquisition Date"), (ii) 10 business days following the announcement by a person or group of an intention to make an offer that would result in such persons or group becoming an Acquiring Person or (iii) the declaration by the Board of Directors that any person is an "Adverse Person", as defined under the Plan. The Rights will not have any voting rights or be entitled to dividends.

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

On January 17, 1997, the Board of Directors amended the Company's Shareholder Rights Plan to (i) permit the acquisition of the Series B Preferred Stock by certain investors (see Note 7 above), any additional Preferred Stock issued as a dividend thereon, any Common Stock issued upon conversion of the Series B Preferred Stock and certain other events without triggering the distribution of the Rights; (ii) lower the threshold for the occurrence of a Stock Acquisition Date from 20% to 10%; and (iii) extend the expiration date of the Plan from September 23, 1998 to January 21, 2007. In addition, the Board of Directors amended the Company's Shareholder Rights Plan, effective March 29, 2000, to permit the Purchase and Exchange as described in Note 7 above and certain other events without triggering the distribution of the Rights.

(d) Stock Purchase Warrants
In connection with an Amended and Restated Credit Agreement effective January 17, 1997 with the Company's bankers, the bankers received Stock Purchase Warrants as partial compensation for the credit facility enabling the participating banks to purchase up to 420,000 shares of the Company's Common Stock, $1.00 par value, at $8.30 per share, the average fair market value of the stock for the five business days prior to the January 17, 1997 closing, at any time during the ten year period ending January 17, 2007. The grant date present value of the Stock Purchase Warrants ($2,233,000) was calculated using the Black-Scholes option pricing model and was accounted for by an increase in Stockholders' Equity, with the offset being a valuation account netted against the related Revolving Credit Loans. The valuation account was amortized over the approximate three-year term ended December 31, 1999 of the Credit Agreement on the straight-line method, with the offsetting charge being to Other Income (Expense), Net.

[9] Stock Options

Effective May 25, 2000, the Company's stockholders approved the adoption of the Special Equity Incentive Plan which provides that up to 3,000,000 shares of the Company's Common Stock will be available for the granting of non-qualified stock options to key executives, employees and directors of the Company. Options are granted at not less than the fair market value on the date of grant, as defined. Options granted during the year ended December 31, 2000 were primarily granted at amounts ranging from $.25 to $1.50 per share in excess of fair market value. Options generally expire 10 years from the date of grant. Options outstanding under the Special Equity Incentive Plan are exercisable in three equal annual installments, on the date of grant and on the first and second anniversary of the date of grant, except for options granted on May 25, 2000 to purchase 62,700 shares that are exercisable in full on the third anniversary of the date of grant. A summary of stock option activity related to the Company's Special Equity Incentive Plan is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2000, 1999 and 1998 (continued)

[9] Stock Options (continued)

                                                     Option Price Per Share
                                                  -----------------------------    Shares
                                     Number                         Weighted      Available
                                    of Shares         Range          Average      to Grant
                                   ------------   --------------   ------------  ------------
  Approved 5/25/00                      --             --              --          3,000,000
  Granted 3/29/00                    2,000,000    $  4.50             $4.50        1,000,000
  Granted 5/25/00                      262,700    $  3.13-$4.50       $4.17          737,300
  Granted 9/12/00                      430,000    $  4.50             $4.50          307,300
  Granted 11/15/00                     100,000    $  4.50             $4.50          207,300

At December 31, 2000 and 1999, 481,610 shares of the Company's authorized but unissued Common Stock were reserved for issuance to employees under its 1982 Stock Option Plan. Options are granted at fair market value on the date of grant, as defined, and generally become exercisable in two equal annual installments on the second and third anniversary of the date of grant and expire eight years from the date of grant. Options for 69,000 shares of Common Stock granted in 1992 became exercisable in 1995 based on the Company's achievement of a certain interim profit target. The remaining options for 115,000 shares of Common Stock granted in 1992 will not become exercisable since subsequent interim profit targets were not achieved. All options granted in 1992 expire 10 years from the date of grant. A summary of stock option activity related to the Company's 1982 Stock Option Plan is as follows:

                                                     Option Price Per Share
                                                  -----------------------------    Shares
                                     Number                         Weighted      Available
                                    of Shares         Range          Average      to Grant
                                   ------------   --------------   ------------  ------------
Outstanding at December 31, 1998       365,300    $  5.29-$16.44   $11.88            116,310
  Canceled                            (103,800)   $  5.29-$11.06   $ 7.99
Outstanding at December 31, 1999
     and 2000                          261,500    $  5.29-$16.44   $13.43            220,110

In addition, the Company has authorized but unissued Common Stock reserved for certain other options granted as follows:

                                                         Grant         Options        Exercise
                     Grantee                             Date        Outstanding        Price
---------------------------------------------------   ------------  ---------------  ------------

Members of former Board Executive Committee,
    as Redefined (see Note 8)                         01/17/97             225,000         $8.38

Certain Executive Officers                            01/19/98             135,000         $8.66

Member of former Board Executive Committee            12/10/98              45,000         $5.29
                                                      01/04/99              30,000         $5.13

The terms of these options are generally similar to options granted under the 1982 Plan, including the exercise price being equal to fair market value, as defined, at date of grant, and timing of installment exercise dates, except for the timing of the exercisability of the January 1997 options, which was May 17, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2000, 1999 and 1998 (continued)

[9] Stock Options (continued)

Options outstanding at December 31, 2000 and related weighted average price and life information follows:

     Remaining          Grant        Options         Options       Exercise
   Life (Years)         Date       Outstanding     Exercisable       Price
--------------------  ----------  ---------------  -------------   ----------

         2             12/21/92          184,000         69,000       $16.44
         2             03/22/94           10,000         10,000       $13.00
         5             01/17/97          225,000        225,000        $8.38
         6             01/19/98          135,000         67,500        $8.66
         6             12/10/98          112,500         56,250        $5.29
         7             01/04/99           30,000            --         $5.13
        10             03/29/00        2,000,000        666,667        $4.50
        10             05/25/00          262,700         66,667        $4.17
        10             09/12/00          430,000        143,333        $4.50
        10             11/15/00          100,000         33,333        $4.50

When options are exercised, the proceeds are credited to stockholders’ equity. In addition, the income tax savings attributable to nonqualified options exercised are credited to paid-in surplus. The Company elected the optional pro forma disclosures under SFAS No. 123 as if the Company adopted the cost recognition requirements in 1995. The Company has no options outstanding relating to either 1995 or 1996. The estimated values shown below are based on the Black-Scholes option pricing model for options granted in 1997 through 2000.

                                                           Assumptions
                                ------------------------------------------------------------------
                                                    Expected       Risk-free
 Grant Date      Fair Value     Dividend Yield     Volatility    Interest Rate     Expected Life
--------------  --------------  -------------------------------  ---------------   ---------------

     01/17/97     $ 1,070,127         0%               39%           6.50%               8
     07/08/97     $    44,086         0%               38%           6.31%               8
     01/19/98     $ 1,027,758         0%               37%           5.57%               8
     12/10/98     $   399,485         0%               39%           4.63%               8
     01/04/99     $    75,600         0%               37%           4.82%               8
     03/29/00     $ 6,180,000         0%               54%           6.17%               10
     05/25/00     $   125,400         0%               49%           6.38%               10
     05/25/00     $   382,000         0%               54%           6.38%               10
     09/12/00     $ 1,358,800         0%               55%           5.78%               10
     11/15/00     $   245,000         0%               53%           5.71%               10

If SFAS No. 123 had been fully implemented, stock based compensation costs would have decreased net income in 2000 by $3,194,000 (or $.17 per Common Share), increased net loss in 1999 by $692,000 (or $.12 per Common Share) and decreased net income in 1998 by $811,481 (or $0.15 per Common Share). The effect of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts.

[10] Employee Benefit Plans

The Company and its U.S. subsidiaries have a defined benefit plan that covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The plan is noncontributory and benefits are based on an employee’s years of service and “final average earnings”, as defined. The plan provides reduced benefits for early retirement and takes into account offsets for social security benefits. All employees are vested after five years of service. Pension and other benefit plan disclosure as presented below was determined in accordance with SFAS No. 132, “Employers’ Disclosures About Pension and Other Post-Retirement Benefits”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2000, 1999 and 1998 (continued)

[10] Employee Benefit Plans (continued)

Net pension cost for 2000, 1999 and 1998 follows (in thousands):

                                                          2000            1999              1998
                                                       ------------    ------------    -------------

Service cost - benefits earned during the period           $   949         $ 1,207          $ 1,251
Interest cost on projected benefit obligation                4,090           3,848            3,601
Expected return on plan assets                              (4,633)         (4,227)          (3,341)
Amortization of transition obligation                            6               6                6
Amortization of prior service costs                            (78)            (78)             (78)
Amortization of net loss                                         -             521              198
                                                       ------------    ------------    -------------
Net pension cost                                           $   334         $ 1,277          $ 1,637
                                                       ============    ============    =============

Actuarial assumptions used:
Discount rate                                               7 1/2% (a)     7 3/4% (b)       6 1/2% (c)
Rate of increase in compensation                                6%              6%               6% (c)
Long-term rate of return on assets                              9%              9% (b)           8%

     (a) The decrease in the discount rate was changed effective December 31, 2000 and resulted in an increase in the projected benefit obligation referred to below of $1.6 million.

     (b) The increase in the discount rate and increase in long-term rate of return on assets were changed effective December 31, 1999. The increase in the discount rate resulted in a decrease in the projected benefit obligation referred to below of $8.8 million and the increase in the long-term rate of return on assets had no impact on the projected benefit obligation referred to below.

     (c) The decrease in the discount rate and the increase in the rate of increase in compensation were changed effective December 31, 1998, and resulted in increases in the projected benefit obligation referred to below of $3.5 million and $1.8 million, respectively.

The Company's plan has accumulated benefit obligations in excess of its assets. Plan assets generally include equity and fixed income funds. The following tables provide a reconciliation of the changes of the fair value of assets in the plan and plan benefit obligations during the two-year period ended December 31, 2000, and a statement of the funded status as of December 31, 2000 and 1999 (in thousands):

Reconciliation of Fair Value of Plan Assets
                                                                     2000          1999
                                                                 -------------  ------------

Balance at beginning of year                                         $ 59,182      $ 52,912
Actual return on plan assets                                           (3,142)        7,999
Employer contribution                                                       -         1,406
Benefit payments                                                       (3,473)       (3,135)
                                                                 -------------  ------------

Balance at end of year                                               $ 52,567      $ 59,182
                                                                 =============  ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2000, 1999 and 1998 (continued)

[10] Employee Benefit Plans (continued)

Reconciliation of Benefit Obligations
                                                                     2000          1999
                                                                 -------------  ------------

Balance at beginning of year                                         $ 53,878      $ 58,492
Service cost                                                              949         1,207
Interest cost                                                           4,090         3,848
Actuarial (gain) loss                                                   2,206        (6,534)
Benefit payments                                                     $ (3,473)     $ (3,135)
                                                                 -------------  ------------

Balance at end of year                                               $ 57,650      $ 53,878
                                                                 =============  ============

Funded Status
                                                                     2000          1999
                                                                 -------------  ------------

Funded status at December 31,                                        $ (5,083)      $ 5,304
Unrecognized transition obligation                                          -             6
Unrecognized prior service cost                                           (69)         (147)
Unrecognized (gain) loss                                                2,369        (7,612)
                                                                 -------------  ------------

Net amount recognized, before additional minimum liability           $ (2,783)     $ (2,449)
                                                                 =============  ============

The Company also has an unfunded supplemental retirement plan for certain employees whose benefits under the defined benefit plan described above are reduced because of compensation limitations under federal tax laws. Pension expense for this plan was $0.3 million in both 2000 and 1999 and $0.2 million in 1998. At December 31, 2000, the projected benefit obligation was $2.3 million. A corresponding accumulated benefit obligation of $2.0 million at December 31, 2000 and $1.8 million at December 31, 1999, which approximate the amount of vested benefits, has been recognized as a liability in the consolidated balance sheets.

The Company has a contributory Section 401(k) which covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. Under the terms of the Section 401(k) plan, the provision, which approximated $0.6 million in 2000 and $0.3 million for each of the years ended December 31, 1999 and 1998, is based on a specified percentage of profits, subject to certain limitations. The Company also had a noncontributing Employee Stock Ownership Plan (“ESOP”) which covered its executive, professional, administrative and clerical employees, subject to certain specified service requirements. Contributions to the related ESOT averaged $1.3 million for each of the years ended December 31, 1999 and 1998. In accordance with the provisions of the ESOP and effective as of December 31, 1999, the Board of Directors of the Company approved the termination of the ESOP and the distribution of all remaining shares of common stock of the Company held by the ESOT to the ESOP participants in 2000 and 2001.

In addition, the Company has an incentive compensation plan for key employees which is generally based on the Company's achievement of a certain level of profit.

The Company also contributes to various multi-employer union retirement plans under collective bargaining agreements which provide retirement benefits for substantially all of its union employees. The aggregate amounts provided in accordance with the requirements of these plans were $4.9 million in 2000, $5.4 million in 1999 and $4.9 million in 1998. The Multi-employer Pension Plan Amendments Act of 1980 defines certain employer obligations under multi-employer plans. Information regarding union retirement plans is not available from plan administrators to enable the Company to determine its share of unfunded vested liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2000, 1999 and 1998 (continued)

[11] Contingencies and Commitments

During 1997, a construction joint venture, in which the Company is a 50% participant, entered into a $5 million line of credit, secured by the joint venture’s accounts receivable. The line of credit is available for the duration of the joint venture and is guaranteed by the Company on a joint and several basis. As of December 31, 2000, $3.0 million was outstanding under the line.

On July 30, 1993, the U.S. District Court for the District of Columbia, in a preliminary opinion, upheld termination for default on two adjacent contracts for subway construction between Mergentime-Perini, under two joint ventures, and the Washington Metropolitan Area Transit Authority (“WMATA”) and found the Mergentime Corporation, Perini Corporation and the Insurance Company of North America, the surety, jointly and severally liable to WMATA for damages in the amount of $16.5 million, consisting primarily of excess reprocurement costs to complete the projects. Many issues were left partially or completely unresolved by the opinion, including substantial joint venture claims against WMATA. In July 1997, the remaining issues were ruled on by a successor judge, who awarded approximately $4.3 million to the joint venture, thereby reducing the net amount payable to approximately $12.2 million. The joint venture appealed the decision and filed a motion for a new trial.

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

On February 28, 2001, the new successor judge informed the parties that in the absence of a new trial, he could not certify adequate familiarity with the record to complete the remaining proceedings; therefore, he ordered that the joint venture’s motion for a new trial be granted, with a preliminary pretrial conference scheduled for April 9, 2001. This decision means that the original July 30, 1993 Decision and Order of the U.S. District Court no longer has any force or effect and that the interim judgement in favor of WMATA for $16.5 million was set aside.

Contingent liabilities also include liability of contractors for performance and completion of both Company and joint venture construction contracts. In addition, the Company is a defendant in various lawsuits, arbitration and alternative dispute resolution (“ADR”) proceedings. In the opinion of management, the resolution of these proceedings will not have a material effect on the results of operation or financial condition as reported in the accompanying consolidated financial statements.

[12] Unaudited Quarterly Financial Data

The following table sets forth unaudited quarterly financial data for the years ended December 31, 2000 and 1999 (in thousands, except per share amounts):

                                                                               2000 by Quarter
                                                        ---------------------------------------------------------------
                                                            1st            2nd               3rd               4th
                                                        ------------   ------------      ------------      ------------
Revenues                                                   $197,902       $251,948          $309,991          $345,819
                                                        ------------   ------------      ------------      ------------

Net income                                                 $  5,173       $  5,909          $  5,938          $  7,361
                                                        ------------   ------------      ------------      ------------

Basic and diluted earnings per common share                $   0.54       $   0.24  (a)     $   0.24  (a)     $   0.30 (a)
                                                        ------------   ------------      ------------      ------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2000, 1999 and 1998 (continued)

[12] Unaudited Quarterly Financial Data (continued)

                                                                                    1999 by Quarter
                                                        ---------------------------------------------------------------
                                                            1st            2nd               3rd               4th
                                                        ------------   ------------      ------------      ------------
Revenues                                                   $251,819       $279,527          $244,887          $243,251
                                                        ------------   ------------      ------------      ------------

Income from continuing operations                          $  2,805       $  4,321          $  4,601          $  4,630
Loss from discontinued operations                              (381)       (99,624) (b)            -                 -
                                                        ------------   ------------      ------------      ------------
Net income (loss)                                          $  2,424       $(95,303)         $  4,601          $  4,630
                                                        ------------   ------------      ------------      ------------

Basic and diluted earnings (loss) per common share:
Continuing operations                                      $   0.23       $   0.49          $   0.53          $   0.53
Discontinued operations                                       (0.07)        (17.72)                -                 -
                                                        ------------   ------------      ------------      ------------
Total                                                      $   0.16       $ (17.23)         $   0.53          $   0.53
                                                        ------------   ------------      ------------      ------------

     (a) Per share amount reflects the impact of the Company's recapitalization at the end of the first quarter of 2000 (see Note 7).

     (b) Includes a $99.3 million charge based on a plan adopted by the Company effective June 30, 1999, to withdraw completely from the real estate development business (see Note 2).

[13] Business Segments

Business segment information presented below was determined in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information".

The Company is currently engaged in the construction business. As discussed in Note 2, effective June 30, 1999 the Company adopted a plan to withdraw completely from the real estate development business and to wind down the operations of the Company's real estate development subsidiary. The Company provides general contracting, construction management and design-build services to private clients and public agencies throughout the United States and selected overseas locations. The Company's construction business involves two basic segments: building and civil. The building operation services both private clients and public agencies from regional offices located in Boston, Phoenix, Las Vegas and Detroit and includes a broad range of building construction projects, such as hotels, casinos, health care facilities, correctional facilities, sports complexes, multi-unit residential, commercial, civic, cultural and educational facilities. The civil operation is focused on public civil work in the East and selectively in other geographic locations and includes large, ongoing urban infrastructure repair and replacement projects such as highway and bridge rehabilitation, mass transit projects and waste water treatment facilities. During 1999 and 2000, the Company's chief operating decision making group consisted of the Chairman and Chief Executive Officer, the President and Chief Operating Officer, the President of Perini Building Company and the President of Perini Civil Construction which decided how to allocate resources and assess performance of the business segments. Generally, the Company evaluates performance of its operating segments on the basis of pre-tax profit and cash flow. The accounting policies applied by each of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). The following tables set forth certain business and geographic segment information relating to the Company's operations for each of the three years in the period ending December 31, 2000 (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2000, 1999 and 1998 (continued)

[13] Business Segments (continued)

2000:                                  Reportable Segment
                           ----------------------------------------------
                                                                                             Consolidated
                              Building         Civil          Totals         Corporate          Total
                           ---------------  -------------  --------------   ------------    ---------------

Revenues                        $ 826,191      $ 279,469      $1,105,660       $    -          $ 1,105,660
Income from Operations          $  27,076      $   5,624      $   32,700       $ (5,345) (a)   $    27,355
Assets                          $ 197,645      $ 123,147      $  320,792       $ 72,660  (b)   $   393,452
Capital Expenditures            $     727      $   1,066      $    1,793       $    -          $     1,793

1999:                                   Reportable Segments
                           ----------------------------------------------
                                                                                             Consolidated
                              Building         Civil          Totals         Corporate          Total
                           ---------------  -------------  --------------   ------------    ---------------

Revenues                        $ 696,407      $ 323,077      $1,019,484       $    -          $ 1,019,484
Income from Operations          $  16,716      $  14,644      $   31,360       $ (7,526)(a)    $    23,834
Assets                          $  95,915      $ 106,252      $  202,167       $ 73,321 (b)    $   275,488
Capital Expenditures            $     596      $   1,003      $    1,599       $    -          $     1,599

1998:                                   Reportable Segments
                           ----------------------------------------------
                                                                                             Consolidated
                              Building         Civil          Totals         Corporate          Total
                           ---------------  -------------  --------------   ------------    ---------------

Revenues                        $ 679,296      $ 332,026      $1,011,322       $    -          $ 1,011,322
Income from Operations          $  18,213      $  15,495      $   33,708       $ (7,434)(a)    $    26,274
Assets                          $ 113,919      $ 100,486      $  214,405       $161,061 (b)    $   375,466
Capital Expenditures            $     504      $     914      $    1,418       $    -          $     1,418

     (a) In all years, consists of corporate general and administrative expenses.

     (b) In all years, corporate assets consist principally of cash, cash equivalents, marketable securities, other investments available for general corporate purposes, and net assets from discontinued operations.

In 2000, revenues from one customer of the building segment totaled approximately $319 million of consolidated revenues. Also in 2000, revenues from various agencies of the City of New York in the civil segment totaled approximately $117 million of consolidated revenues. In 1999, revenues from one customer of the building segment totaled approximately $148 million of consolidated revenues. Also in 1999, revenues from various agencies of both the Commonwealth of Massachusetts and the City of New York in the civil segment totaled approximately $167 million and $118 million, respectively, of consolidated revenues. In 1998, revenues from one customer of the building segment totaled approximately $330 million of consolidated revenues. Also in 1998, revenues from various agencies of both the Commonwealth of Massachusetts and the City of New York in the civil segment totaled approximately $153 million and $115 million, respectively, of consolidated revenues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2000, 1999 and 1998 (continued)

[13] Business Segments (continued)

Information concerning principal geographic areas is as follows:

                                                              Revenues
                                             --------------------------------------------
                                                 2000           1999            1998
                                             -------------  --------------  -------------

United States                                 $ 1,065,304     $   968,825    $   982,471
Foreign and U.S. Territories                       40,356          50,659         28,851
                                             -------------  --------------  -------------

Total                                         $ 1,105,660     $ 1,019,484    $ 1,011,322
                                             =============  ==============  =============

                                                    Income (Loss) from Operations
                                             --------------------------------------------

                                                 2000           1999            1998
                                             -------------  --------------  -------------

United States                                 $    34,921     $    30,508    $    31,516
Foreign and U.S. Territories                       (2,221)            852          2,192
Corporate                                          (5,345)         (7,526)        (7,434)
                                             -------------  --------------  -------------

Total                                         $    27,355     $    23,834    $    26,274
                                             =============  ==============  =============

Because a substantial portion of the Company’s international revenues is derived mainly from construction management services, long-lived assets outside the United States are immaterial and therefore not presented here.

There have been no differences from the last annual report in the basis of measuring segment profit or loss. The significant increase in assets related to the building segment is due primarily to a timing variance in the collection of current accounts receivable on the Mohegan Sun Casino Expansion project in Connecticut coupled with an increase in the retainage receivable on that project. This increase is transitory and is not indicative of any long-term trend. Otherwise, there have been no material changes in the amount of assets since the last annual report. The decrease in total assets in 1999 compared to 1998 reflects the negative impact on total assets in 1999 caused by the estimated loss on disposal of the real estate business segment.

[14] Related Party Transactions

Effective with the issuance of Series B Preferred Stock in 1997, the Company entered into an agreement with Tutor-Saliba Corporation (“TSC”), a California corporation engaged in the construction industry, and Ronald N. Tutor, Chief Executive Officer and sole stockholder of TSC, to provide certain management services, as defined. At January 17, 1997, TSC held 351,318 shares of the Company’s $1.00 par value Common Stock. TSC participates in joint ventures with the Company, the Company’s share of which contributed $4.6 million, $8.6 million and $40.4 million to the Company’s consolidated revenues in 2000, 1999, and 1998, respectively. Mr. Tutor was appointed as one of the three new directors in accordance with the terms of the Series B Preferred Stock transaction, a member of the Executive Committee of the Board and, during 1997, acting Chief Operating Officer of the Company. Effective January 1, 1998, Mr. Tutor was elected Vice Chairman of the Board of Directors and effective July 1, 1999 was elected Chairman of the Board of Directors. Effective March 29, 2000, Mr. Tutor was appointed Chief Executive Officer of the Company. Compensation for the management services consists of a monthly payment of $20,833 to TSC and options granted to Mr. Tutor to purchase 150,000 shares of the Company’s $1.00 par value Common Stock at fair market value (which are included as part of the 225,000 options granted in 1997 as described in Note 9) and additional options granted to Mr. Tutor to purchase 75,000 shares of the Company’s $1.00 par value Common Stock at fair market value, of which options to acquire 45,000 shares were granted in December 1998 and the remaining options to acquire 30,000 shares were granted effective in early 1999 (see Note 9). In addition, in conjunction with the closing of the new equity transaction in March 2000 (see Note 7), Mr. Tutor was granted options to purchase 1,000,000 shares of the Company’s $1.00 par value Common Stock at $4.50 per share (see Note 9).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2000, 1999 and 1998 (continued)

[14] Related Party Transactions (continued)

The new investors that provided $40 million of new equity in the Company on March 29, 2000 as described in Note 7 consist of Tutor-Saliba Corporation (see above), O&G Industries, Inc. (“O&G”), a participant in certain construction joint ventures with the Company, and National Union Fire Insurance Company of Pittsburgh, Pa., a wholly-owned subsidiary of American International Group, Inc. (“AIG”), a provider of insurance and insurance related services to the Company. After this investment, the cumulative holdings of each of the new investors were as follows:

                                  Number of        Percentage of Total
                                   Shares          Shares Outstanding
                                -------------   -------------------------

TSC                                2,704,260             12.0%
O&G                                2,502,941             11.1%
AIG                                4,705,882             20.8%

Each of the new investors was entitled to appoint a member to the Company’s Board of Directors and did so effective March 29, 2000 (see Note 7). O&G participates in joint ventures with the Company, the Company’s share of which contributed $4.2 million and $39.4 million to the Company’s consolidated revenues in 1999 and 1998, respectively. Payments to AIG for insurance and insurance related services approximated $4.6 million in 2000, $5.2 million in 1999 and $4.8 million in 1998.

Report of Independent Public Accountants

To the Stockholders of Perini Corporation:

We have audited the accompanying consolidated balance sheets of PERINI CORPORATION (a Massachusetts corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perini Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 14, 2001 (except with respect to the
   matter discussed in Note 11, as to which the
   date is March 7, 2001)

Report of Independent Public Accountants on Schedule

To the Stockholders of Perini Corporation:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated February 14, 2001. Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplemental schedule listed in the accompanying index is the responsibility of the Company’s management and is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 14, 2001 (except with respect to the
   matter discussed in Note 11, as to which the
   date is March 7, 2001)

                                                                                                                                                Schedule II

Perini Corporation and Subsidiaries
Valuation and Qualifying Accounts and Reserves
for the Years Ended December 31, 2000, 1999, and 1998
(In Thousands of Dollars)

                                                                   Additions
                                                          -----------------------------
                                         Balance at       Charged to       Charged to       Deductions        Balance
                                         Beginning          Costs &          Other             from           at End
Description                               of Year          Expenses         Accounts         Reserves          of Year
                                        -------------     ------------    -------------     ------------      ----------

Year Ended December 31, 2000
Reserve for real estate investments     $    23,622       $    --         $   --            $   6,001    (1)  $  17,621
                                        =============     ============    =============     ============      ==========

Year Ended December 31, 1999
Reserve for real estate investments     $    21,724       $    99,311     $   --            $  97,413    (1)  $  23,622
                                        =============     ============    =============     ============      ==========

Year Ended December 31, 1998
Reserve for doubtful accounts           $        40       $    --         $   --            $      40    (2)  $    --
                                        =============     ============    =============     ============      ==========

Reserve for real estate investments     $    23,171       $      400     $   --            $   1,847    (1)  $  21,724
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
                        Statement No. 33-14434.

               4.2      Form of Deposit Agreement, including form of Depositary Receipt - Exhibit4(b)
                        to Amendment No. 1 to Form S-2 Registration Statement filed June19, 1987;
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

               4.5      Stock Purchase and Sale Agreement dated as of July 24, 1996 by and among the Company, PB Capital and RCBA, as amended - Exhibit 4.5 to the
                        Company?s Quarterly Report on Form 10-Q/A for the fiscal quarter ended
                        September 30, 1996 filed on December 11, 1996 and as amended by the
                        Termination/Amendment Agreement on March 29, 2000 - Exhibit 4.4 to Form
                        8-K filed on April 12, 2000.

Exhibit Index
(Continued)

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

Exhibit Index
(Continued)

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

                    10.34     Promissory Note dated as of September 6, 2000 by and among Mt. Wayte
                              Realty, LLC (a wholly-owned subsidiary of Perini Corporation) and The
                              Manufacturers Life Insurance Company (U.S.A.) - Exhibit 10.32 to Form 10-Q
                              filed on November 6, 2000.

Exhibit 21.         Subsidiaries of Perini Corporation - filed herewith.

Exhibit 23.         Consent of Independent Public Accountants - filed herewith.

Exhibit 24.         Power of Attorney - filed herewith.

Exhibit 99.         Additional Exhibits

                    99.1      Combined Financial Statements of Significant Construction Joint Ventures - filed herewith.

                                                                                                                                                Exhibit 21

Perini Corporation
Subsidiaries of the Registrant

                                                                                                        Percentage
                                                                                                        of Interest
                                                                                                         or Voting
                                                                               Place of                 Securities
                              Name                                           Organization                  Owned
-----------------------------------------------------------------     ----------------------------     --------------

Perini Corporation                                                    Massachusetts

        Perini Building Company, Inc.                                 Arizona                              100%

        Perini Environmental Services, Inc.                           Delaware                             100%

        International Construction Management Services, Inc.          Delaware                             100%

               Percon Constructors, Inc.                              Delaware                             100%

        Perini Management Services, Inc. (f/k/a Perini
        International Corporation)                                    Massachusetts                        100%

        Bow Leasing Company, Inc.                                     New Hampshire                        100%

        Perini Land & Development Company, Inc.                       Massachusetts                        100%

               Paramount Development Associates, Inc.                 Massachusetts                        100%

               Perini Central Limited Partnership                     AZ Limited Partnership                75%

                                                                                                                                                Exhibit 23

Consent of Independent Public Accountants

As independent public accountants, we hereby consent to the use of our reports, dated February 14, 2001, included in Perini Corporation’s Annual Report on this Form 10-K for the year ended December 31, 2000, and into the Company’s previously filed Registration Statements Nos. 2-82117, 33-24646, 33-46961, 33-53190, 33-53192, 33-60654, 33-70206, 33-52967, 33-58519, 333-03417, 333-26423, 333-51911, 333-75905 and 333-40370.

ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 21, 2001

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

/s/Peter Arkley                                              Director        March 14, 2001
                                                             ----------- -------------------
Peter Arkley                                                                    Date

/s/Robert Band                                               Director        March 14, 2001
                                                             ----------- -------------------
Robert Band                                                                     Date

                                                             Director        March 14, 2001
____________________                                         ----------- -------------------
Richard J. Boushka                                                              Date

/s/Arthur I. Caplan                                          Director        March 14, 2001
                                                             ----------- -------------------
Arthur I. Caplan                                                                Date

/s/Frederick Doppelt                                         Director        March 14, 2001
                                                             ----------- -------------------
Frederick Doppelt                                                               Date

/s/Nancy Hawthorne                                           Director        March 14, 2001
                                                             ----------- -------------------
Nancy Hawthorne                                                                 Date

/s/Robert A. Kennedy                                         Director        March 14, 2001
                                                             ----------- -------------------
Robert A. Kennedy                                                               Date

/s/Michael R. Klein                                          Director        March 14, 2001
                                                             ----------- -------------------
Michael R. Klein                                                                Date

                                                             Director        March 14, 2001
____________________                                         ----------- -------------------
Christopher H. Lee                                                              Date

/s/Raymond R. Oneglia                                        Director        March 14, 2001
                                                             ----------- -------------------
Raymond R. Oneglia                                                              Date

/s/Ronald N. Tutor                                           Director        March 14, 2001
                                                             ----------- -------------------
Ronald N. Tutor                                                                 Date