Form 10-Q
period 2001-03-31
PERINI CORP
filed 2001-05-11
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Yes   X       No ____

Number of shares of common stock of registrant outstanding at May 7, 2001: 22,599,469

                                                                                                                                               Page 1 of 20

                                          PERINI CORPORATION & SUBSIDIARIES

                                                        INDEX

                                                                                                        Page Number
Part I. -      Financial Information:
               Item 1.    Financial Statements
                          Consolidated Condensed Balance Sheets -                                            3
                          March 31, 2001 and December 31, 2000

                          Consolidated Condensed Statements of Operations -                                  4
                          Three Months ended March 31, 2001 and 2000

                          Consolidated Condensed Statements of Cash Flows -                                  5
                          Three Months ended March 31, 2001 and 2000

                          Notes to Consolidated Condensed Financial Statements                               6 - 11

               Item 2.    Management's Discussion and Analysis of the Consolidated Financial                 12 - 14
                          Condition and Results of Operations

               Item 3.    Quantitative and Qualitative Disclosures About Market Risk                         14

Part II. -     Other Information:

               Item 1.     Legal Proceedings                                                                 15

               Item 2.     Changes in Securities and Use of Proceeds                                         15

               Item 3.     Defaults Upon Senior Securities                                                   16

               Item 4.     Submission of Matters to a Vote of Security Holders                               16

               Item 5.     Other Information                                                                 16

               Item 6.     Exhibits and Reports on Form 8-K                                                  17 - 19

               Signatures                                                                                    20

                                            PERINI CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                                           MARCH 31, 2001 AND DECEMBER 31, 2000
                                                      (In Thousands)

                                          ASSETS                                          MARCH 31,       DEC. 31,
                                                                                            2001           2000
                                                                                        -------------  --------------

Cash (Note 4)                                                                              $  33,527      $   59,515
Accounts and Notes Receivable                                                                181,631         189,365
Unbilled Work                                                                                 20,651          18,323
Construction Joint Ventures                                                                  100,554         101,339
Net Current Assets of Discontinued Operations (Note 8)                                        10,872          10,614
Other Current Assets                                                                           1,686             796
                                                                                        -------------  --------------
     Total Current Assets                                                                  $ 348,921      $  379,952
                                                                                        -------------  --------------

Other Assets                                                                               $   3,441      $    3,610
                                                                                        -------------  --------------

Property and Equipment, less Accumulated Depreciation of $18,072 in 2001 and
$18,071 in 2000                                                                            $  10,048      $    9,890
                                                                                        -------------  --------------

                                                                                           $ 362,410      $  393,452
                                                                                        =============  ==============
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Maturities of Long-Term Debt (Note 4)                                              $  10,832      $   10,398
Accounts Payable                                                                             182,827         183,359
Advances from Construction Joint Ventures                                                      2,225          25,570
Deferred Contract Revenue                                                                     28,529          33,573
Accrued Expenses                                                                              40,146          46,575
                                                                                        -------------  --------------
     Total Current Liabilities                                                             $ 264,559      $  299,475
                                                                                        -------------  --------------

Long-term Debt, less current maturities included above (Note 4)                            $  14,650      $  17,218
                                                                                        -------------  --------------

Other Long-term Liabilities (Note 7)                                                       $  16,290      $  16,137
                                                                                        -------------  --------------

Stockholders' Equity (Note 3):
  Preferred Stock                                                                          $     100      $      100
  Series A Junior Participating Preferred Stock                                                    -               -
  Stock Purchase Warrants                                                                      2,233           2,233
  Common Stock                                                                                22,645          22,645
  Paid-In Surplus                                                                             98,987          99,518
  Retained Earnings (Deficit)                                                                (56,089)        (62,909)
                                                                                        -------------  --------------
                                                                                           $  67,876      $   61,587
  Less - Treasury Stock                                                                          965             965
                                                                                        -------------  --------------
     Total Stockholders' Equity                                                            $  66,911      $   60,622
                                                                                        -------------  --------------

                                                                                           $ 362,410      $  393,452
                                                                                        =============  ==============

The accompanying notes are an integral part of these financial statements.

                               PERINI CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                          FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (In Thousands, Except Share Data)

                                                                                   THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                           -----------------------------

                                                                               2001            2000
                                                                           -------------    ------------

Construction Revenues (Note 9)                                                $ 352,178       $ 197,902

Cost of Operations                                                              338,679         185,806
                                                                           -------------    ------------

Gross Profit                                                                  $  13,499       $  12,096

General and Administrative Expenses                                               5,796           6,221
                                                                           -------------    ------------

INCOME FROM OPERATIONS (Note 9)                                               $   7,703       $   5,875

Other Income (Expense), Net                                                          22             306
Interest Expense                                                                   (605)         (1,708)
                                                                           -------------    ------------

Income before Income Taxes                                                    $   7,120       $   4,473

(Provision) Credit for Income Taxes (Note 5)                                       (300)            700
                                                                           -------------    ------------

NET INCOME                                                                    $   6,820       $   5,173
                                                                           =============    ============

BASIC AND DILUTED EARNINGS PER COMMON SHARE (Note 6)                          $    0.28        $   0.54
                                                                           =============    ============

DIVIDENDS PER COMMON SHARE (Note 7)                                           $       -        $      -
                                                                           =============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 6)
                                                                             22,584,469       6,239,502
                                                                           =============    ============

The accompanying notes are an integral part of these financial statements.

                                   PERINI CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                                (In Thousands)

                                                                                           THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                                    ----------------------------
                                                                                       2001            2000
                                                                                    ------------   -------------

Cash Flows from Operating Activities:
Net Income                                                                            $   6,820       $   5,173
Adjustments to reconcile net income to net cash from operating activities:
  Depreciation and amortization                                                             582             497
  Other long-term liabilities                                                              (378)           (836)
  Distributions greater than earnings of joint ventures                                   4,426           3,897
  Cash used by changes in components of working capital other than cash, net current assets of discontinued operations and current maturities
    of long-term debt                                                                   (30,834)        (17,228)
  Other non-cash items, net                                                                 (24)            (28)
                                                                                    ------------   -------------

    NET CASH USED BY OPERATING ACTIVITIES                                            $  (19,408)      $  (8,525)
                                                                                    ------------   -------------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment                                       $       84       $      36
  Acquisition of property and equipment                                                    (631)           (168)
  Capital contributions to unconsolidated joint ventures                                 (3,641)         (4,205)
  Proceeds from (investment in) discontinued operations (Note 8)                           (258)          1,216
  Investment in other activities                                                              -            (852)
                                                                                    ------------   -------------

    NET CASH USED BY INVESTING ACTIVITIES                                            $   (4,446)      $  (3,973)
                                                                                    ------------   -------------

Cash Flows from Financing Activities:
  Proceeds from issuance of Common Stock, net                                        $        -       $  37,401
  Proceeds from long-term debt                                                              572               -
  Reduction of long-term debt                                                            (2,706)        (36,163)
                                                                                    ------------   -------------

    NET CASH (USED BY) PROVIDED FROM FINANCING ACTIVITIES                            $   (2,134)      $   1,238
                                                                                    ------------   -------------

Net Decrease in Cash                                                                 $  (25,988)      $ (11,260)
Cash at Beginning of Year                                                                59,515          58,193
                                                                                    ------------   -------------

Cash at End of Period                                                                $   33,527       $  46,933
                                                                                    ============   =============

Supplemental Disclosure of Cash paid during the period for:
  Interest                                                                           $      617       $   1,834
                                                                                    ============   =============
  Income tax payments                                                                $      386       $     178
                                                                                    ============   =============

Supplemental Disclosures of Non-cash Transactions:
  Dividends paid in shares of Series B Preferred Stock (Note 7)                      $        -       $   1,161
                                                                                    ============   =============
  Exchange of Series B Preferred Stock for Common Stock
  at $5.50 per share (Note 3)                                                        $        -       $  38,942
                                                                                    ============   =============

The accompanying notes are an integral part of these financial statements.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation
The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2001 and December 31, 2000 and results of operations and cash flows for the three month periods ended March 31, 2001 and 2000. The results of operations for the three month period ended March 31, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001 because the Company’s results are primarily generated from a limited number of significant active construction contracts. Therefore, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

(2) Significant Accounting Policies
The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note (1) to such financial statements included in Form 10-K for the year ended December 31, 2000. The Company has made no significant change in these policies during 2001.

(3) Recapitalization
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

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(3) Recapitalization (continued)
The effect of the Transaction on Stockholders’ Equity was to increase Stockholders’ Equity by approximately $76.2 million; $37.3 million from the Purchase (gross proceeds of $40.0 million less related capital expenses of $2.7 million) and $38.9 million from the Exchange (accreted value of $41.2 million less non-accreted capital expenses of $2.3 million).

(4) Long-term Debt
In conjunction with the recapitalization of the Company as described in Note 3, effective March 29, 2000, the Company entered into an Amended and Restated Credit Agreement (the “New Credit Agreement”) with its lenders that extended the credit facility from January 2001 to January 2003. The New Credit Agreement provides for a $35 million term loan (the “Term Loan”) and a $21 million revolving credit facility (the “Revolving Credit Facility”). The New Credit Agreement requires that the Company repay the Term Loan in quarterly installments through 2002 and the Revolving Credit Facility by January 21, 2003. Commitments under the New Credit Agreement have been reduced to $38.3 million as of March 31, 2001 as a result of scheduled Term Loan payments and proceeds from sales of certain real estate. In addition, on September 6, 2000, the Company completed a refinancing of its corporate headquarters building for $7.5 million at an annual interest rate of approximately 9%. In connection with the refinancing, approximately $.8 million was set aside in escrow for immediate and future repairs and improvements to the structure and the grounds. As of March 31, 2001, approximately $.5 million remains in escrow. The loan is payable in equal monthly installments of $67,300 over a ten year period, with a balloon payment of $5.3 million due in 2010.

(5) Provision For Income Taxes
The credit (provision) for income taxes reflects a lower-than-normal tax rate in both 2001 and 2000 due primarily to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations. In addition, the credit for income taxes for the three months ended March 31, 2000 reflects the reversal of foreign taxes accrued in prior years that were no longer required.

(6) Per Share Data
Computations of basic and diluted earnings per common share (“EPS”) amounts are based on the weighted average number of the Company’s common shares outstanding during the periods presented. The actual basic and diluted EPS for the three month periods ended March 31, 2001 and 2000 and the pro forma basic and diluted EPS for the three months ended March 31, 2000, assuming the Transaction described in Note 3 closed on January 1, 2000, are calculated as follows (in thousands, except per share amounts):

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(6) Per Share Data (continued)

                                                                                  Three Months Ended March 31,
                                                                  ------------------------------------------------------
                                                                       2001              2000                 2000
                                                                      Actual          Pro Forma              Actual
                                                                  ----------------  ---------------      ---------------
Net Income                                                         $    6,820        $     5,173          $     5,173
                                                                  ----------------  ---------------      ---------------
Less:
- Accrued dividends on $21.25 Senior Preferred Stock               $     (531)              (531)                (531)
- Dividends declared on Series B Preferred Stock                            -                  -     (a)       (1,161)
- Accretion deduction required to reinstate mandatory
   redemption value of Series B Preferred Stock over a
   period of 8-10 years                                                     -                  -     (a)          (96)
Plus - Reduction in interest expense                                        -                863     (b)            -
                                                                  ----------------  ---------------      ---------------
                                                                   $     (531)       $       332          $    (1,788)
                                                                  ----------------  ---------------      ---------------

Total Available for Common Stockholders                            $    6,289        $     5,505          $     3,385
                                                                  ================  ===============      ===============

Weighted average shares outstanding                                    22,584             22,584    (c)         6,240
                                                                  ----------------  ---------------      ---------------
Basic and diluted earnings per Common Share                        $     0.28        $      0.24          $      0.54
                                                                  ================  ===============      ===============

(a)      For pro forma purposes it is assumed that the Series B Preferred Stock was exchanged for shares of Common Stock as of January 1, 2000. Therefore, the deduction of $1,161 for dividends declared on the Series B Preferred Stock and the deduction of $96 for accretion applicable to the Series B Preferred Stock are not required when calculating the pro forma earnings per share for the three months ended March 31, 2000.

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

(7) Dividends
There were no cash dividends on common stock declared or paid during the periods presented in the consolidated condensed financial statements presented herein.

As previously disclosed, in conjunction with the covenants of the Company's current and prior Credit Agreements, the Company was required to suspend the payment of quarterly dividends on its $21.25 Preferred Stock ("Preferred Stock") until certain financial criteria were met. Therefore, the dividends on the Preferred Stock have not been declared since 1995 (although they have been fully accrued due to the "cumulative" feature of the Preferred Stock). The aggregate amount of dividends in arrears is approximately $11,686,000 at March 31, 2001 which represents approximately $116.86 per share of Preferred Stock or approximately $11.69 per Depositary Share and is included in "Other Long-term Liabilities" in the accompanying Consolidated Condensed Balance Sheets. Under the terms of the Preferred Stock, the holders of the Depositary Shares were entitled to elect two additional Directors since dividends had been deferred for more than six quarters and they did so at each of the last three Annual Meetings of Stockholders.

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

(8) Discontinued Operations
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

At March 31, 2001 and December 31, 2000, the net current assets of discontinued real estate development operations consisted primarily of real estate properties for sale. The revenues related to discontinued real estate operations are summarized below (in thousands):

                                         Three Months Ended
                                              March 31,
                                    -----------------------------
                                       2001             2000
               Revenues                $350             $949
                                    ============     ============

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(9) Business Segments
The following tables set forth certain updated business segment information relating to the Company's operations for the three month periods ended March 31, 2001 and 2000 (in thousands):

Three months ended March 31, 2001
------------------------------------
                                                     Reportable Segments
                                         --------------------------------------------
                                                                                                      Consolidated
                                          Building         Civil         Totals       Corporate          Totals
                                         ------------   ------------  -------------  ------------    ----------------
Revenues                                   $ 284,021      $  68,157      $ 352,178    $       -         $   352,178
Income from Operations                     $   8,497      $     385      $   8,882    $  (1,179) *      $     7,703
Assets                                     $ 167,143      $ 148,491      $ 315,634    $  46,776  **     $   362,410

Three months ended March 31, 2000
------------------------------------
                                                     Reportable Segments
                                         --------------------------------------------
                                                                                                      Consolidated
                                          Building         Civil         Totals       Corporate          Totals
                                         ------------   ------------  -------------  ------------    ----------------
Revenues                                   $ 140,344      $  57,558      $ 197,902    $       -         $   197,902
Income from Operations                     $   5,240      $   1,824      $   7,064    $  (1,189) *      $     5,875
Assets                                     $  95,097      $ 104,901      $ 199,998    $  60,783  **      $   260,781

        * In all periods,consists of corporate general and administrative expenses.

        ** In all periods, corporate assets consist principally of cash, cash equivalents, marketable securities and other investments available for general corporate purposes plus the net assets of discontinued operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS

Results of Operations

Comparison of the First Quarter of 2001 with the First Quarter of 2000

Overall revenue from construction operations increased by $154.3 million (or 78.0%), from $197.9 million in 2000 to $352.2 million in 2001. This increase resulted from an increase in building construction revenues of $143.7 million (or 102.4%), from $140.3 million in 2000 to $284.0 million in 2001, due primarily to an increase in the volume of work completed at the Mohegan Sun Expansion project in the eastern United States and the start-up of three large hotel/casino projects in the southwestern United States. Civil construction revenues increased by $10.6 million (or 18.4%), from $57.6 million in 2000 to $68.2 million in 2001, due primarily to the start-up of several infrastructure projects in the metropolitan New York area.

Overall pretax income increased by $2.6 million (or 59.2%), from $4.5 million in 2000 to $7.1 million in 2001. This increase primarily reflects the increased revenues discussed above as well as lower construction-related general and administrative expenses and lower interest expense due to the reduction in debt achieved at the end of the first quarter of 2000 as a result of the new equity transaction.

Income from construction operations increased by $1.8 million (or 25.4%), from $7.1 million in 2000 to $8.9 million in 2001. Building construction operating income increased by a net of $3.3 million, from $5.2 million in 2000 to $8.5 million in 2001, due to the increase in revenues discussed above which were partially reduced by a decrease in average gross margin from 6.10% in 2000 to 4.24% in 2001 because 2000 included the favorable close out of certain projects. Despite the increase in civil construction revenues discussed above as well as a decrease in civil construction-related general and administrative expenses, civil construction operating income decreased by $1.5 million, from $1.9 million in 2000 to $0.4 million in 2001, due primarily to downward profit revisions experienced on several joint venture projects sponsored by others.

Interest expense decreased by $1.1 million, from $1.7 million in 2000 to $0.6 million in 2001, due primarily to the reduction in debt achieved at the end of the first quarter of 2000 as a result of the new equity transaction described in Note 3 of Notes to Consolidated Condensed Financial Statements.

The credit (provision) for income taxes reflects a lower than normal tax rate for both 2001 and 2000 due to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations. In addition, the credit for income taxes in 2000 reflects the reversal of foreign taxes accrued in prior years that were no longer required.

Financial Condition

As more fully described in Note 3 of Notes to the Consolidated Condensed Financial Statements, effective March 29, 2000, the Company completed a recapitalization which included the sale of 9,411,765 shares of Common Stock for an aggregate of $40 million in cash (before fees and expenses) and the exchange of 100% of its Redeemable Series B Cumulative Convertible Preferred Stock for an aggregate of 7,490,417 shares of Common Stock. The effect of the recapitalization on the Company’s stockholders’ equity was to increase stockholders’ equity by approximately $76.2 million, from a negative net worth of approximately $36.6 million to a positive net worth of approximately $39.6 million upon completion of the transaction. The recapitalization and the concurrent negotiation of an Amended and Restated Credit Agreement (the “New Credit Agreement”) described below served to significantly enhance the Company’s working capital and liquidity required to support its ongoing construction operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
(Continued)

Working capital increased $3.9 million, from $80.5 million at the end of 2000 to $84.4 million at March 31, 2001. The current ratio increased from 1.27:1.00 to 1.32:1.00 during the same period.

During the first three months of 2001, the Company used $26.0 million in cash to fund $19.4 million used by operating activities, primarily for changes in working capital; $4.5 million for investing activities, primarily to fund construction joint ventures; and to reduce debt by a net amount of $2.1 million.

Long-term debt at March 31, 2001 was $14.7 million, a decrease of $2.6 million from December 31, 2000. The long-term debt to equity ratio at March 31, 2001 was .22:1.00 compared to .28:1.00 at December 31, 2000.

Effective March 29, 2000, the Company entered into a New Credit Agreement with its lenders. The New Credit Agreement provides for a $35 million Term Loan and a $21 Revolving Credit Facility. The New Credit Agreement requires, among other things, that the Company repay the Term Loan quarterly through 2002 and the Revolving Credit Facility by January 21, 2003. Under the terms of the New Credit Agreement, the Company had $21 million available to borrow under the maximum commitment of $38.3 million at March 31, 2001. In addition, on September 6, 2000, the Company completed a refinancing of its corporate headquarters building for $7.5 million at an annual interest rate of approximately 9%. The loan is payable in monthly installments over a ten year period with a balloon payment of $5.3 million due in 2010. Management believes that cash generated from operations and existing credit lines should be adequate to meet the Company’s funding requirements for at least the next twelve months.

Outlook

  Continuing Construction Operations - The overall construction backlog at March 31, 2001 was $1.67 billion, a 7% decrease from the $1.79 billion record year-end backlog at December 31, 2000. With a strong backlog in hand, the Company plans to continue its strategy of improving the profitability of its construction operations by emphasizing gross margin and bottom line improvement. The Company is also continuing the process of developing a strategy to profitably grow the business internally or through acquisition. The Company’s reputation as a world class builder and the strong outlook in the gaming and hospitality building markets and civil infrastructure repair markets support this strategy. These markets remain strong and have not shown any noticeable deterioration due to the softness in the general economic environment.

  Discontinued Real Estate Operations – Significant progress has been made in the Company’s plan to wind down its discontinued real estate operations. Approximately 94% of the non-cash provision for the estimated loss on disposal recorded in 1999 has been realized. Certain of the few remaining real estate properties now being offered for sale are currently under or are pending purchase and sale agreements. It is the opinion of management that the remaining provision for the estimated loss on disposal of the Company’s real estate business segment is adequate.

Forward-looking Statements

The statements contained in this Management’s Discussion and Analysis of the Consolidated Condensed Financial Statements, including “Outlook”, and other sections of this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company’s

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
(Continued)

expectations, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements involve a number of risks, uncertainties or other factors that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules; the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings; changes in federal and state appropriations for infrastructure projects; possible changes or developments in worldwide or domestic social, economic, business, industry, market and regulatory conditions or circumstances; and actions taken or omitted to be taken by third parties including the Company’s customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials.

QUANTITATIVE AND QUALITATIVE DISLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s exposure to market risk since December 31, 2000.

Part II. - Other Information

Item 1. - Legal Proceedings

        On July 30, 1993, the U.S. District Court for the District of Columbia, in a preliminary opinion, upheld termination for default on two adjacent contracts for subway construction between Mergentime-
        Perini, under two joint ventures, and the Washington Metropolitan Area Transit Authority ("WMATA")
        and found the Mergentime Corporation, Perini Corporation and the Insurance Company of North
        America, the surety, jointly and severally liable to WMATA for damages in the amount of $16.5 million, consisting primarily of  excess reprocurement costs to complete the projects.  Many issues were left partially or completely unresolved by the opinion, including substantial joint venture claims against WMATA.  In July 1997, the remaining issues were ruled on by a successor judge, who awarded approximately $4.3 million to the joint venture, thereby reducing the net amount payable to approximately $12.2 million.  The joint venture appealed the decision and filed a motion for a new trial.

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

Item 2. - Changes in Securities and Use of Proceeds

(a)     None

(b)     None

(c)     None

(d)     Not applicable

Part II. - Other Information (Continued)

Item 3. - Defaults Upon Senior Securities

(a)     None

(b)     In accordance with the covenants of the 1995 Amended Revolving Credit Agreement, the First
        Amended and Restated Credit Agreement effective January 17, 1997 and the Second Amended and Restated Credit Agreement effective March 29, 2000, the Company was required to suspend the payment of quarterly dividends on its $21.25 Convertible Exchangeable Preferred Stock ("Preferred
        Stock") until certain financial criteria were met, commencing with the dividend that normally would have been declared during December 1995 through the dividend that normally would have been declared during March 2001.  As of March 31, 2001, the aggregate amount of dividends in arrears is approximately $11,686,000, which represents approximately $116.86 per share of Preferred Stock or approximately $11.69 per Depositary Share.  While these dividends have not been declared or paid, they have been fully accrued in accordance with the "cumulative" feature of the Preferred Stock.

Item 4. - Submission of Matters to a Vote of Security Holders

(a)     None

(b)     Not applicable

(c)     Not applicable

(d)     Not applicable

Item 5. - Other Information

        On May 3, 2001 the Company was served with a Complaint entitled Frederick Doppelt, Arthur I.
        Caplan and Michael Miller v. Perini Corporation, Ronald N. Tutor, Robert Band, Christopher H. Lee,
        Marshall M. Criser, Arthur J. Fox, Jr., Michael R. Klein, Richard J. Boushka, Peter Arkley,
        Robert A. Kennedy, Jane E. Newman, Douglas J. McCarron, Nancy Hawthorne, Raymond R.
        Oneglia, Albert A. Dorman and John J. McHale, Supreme Court of the State of New York, County of
        New York, Civil Action No. 602156/01.  Each plaintiff is a holder of the Company's Preferred Stock, and two of the plaintiffs, Messrs. Doppelt and Caplan, are current Directors of the Company and nominees for Preferred Director.  Plaintiffs purport to bring the action individually and on behalf of the entire class of holders of the Preferred Stock.

        Plaintiffs have asserted claims for breach of contract, breach of fiduciary duty, fraud and negligent misrepresentation.  Plaintiffs principally allege that the Company and its Directors improperly authorized the exchange of Series B Preferred Stock for Common Stock without first paying all accrued dividends on the Preferred Stock.  More specifically, plaintiffs allege that the Company and its Directors violated the terms of the Preferred Stock when, in March 2000, the Company authorized the exchange of Series B Preferred Stock for Common Stock. Plaintiffs further allege that the
        Company and its Directors issued a false and misleading prospectus in 1987 relating to the issuance of the Preferred Stock. Plaintiffs seek payment of accrued dividends in the amount of approximately
        $11.7 million and unspecified punitive and exemplary damages.

        The Company believes that the claims are without merit and intends to vigorously defend the actions of the Company and its Directors.

Part II. - Other Information (Continued)

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

Part II. - Other Information (Continued)

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

                  10.34     Promissory Note dated as of September 6, 2000 by and among Mt. Wayte
                            Realty, LLC (a wholly-owned subsidiary of Perini Corporation) and The
                            Manufacturers Life Insurance Company (U.S.A.) - Exhibit 10.34 to Form 10-Q
                            filed on November 6, 2000.

(b)      Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Perini Corporation
                                                 Registrant

Date: May 11, 2001                               /s/ Robert Band
                                                 Robert Band, President and Chief Operating Officer

Date: May 11, 2001                               /s/ Michael E. Ciskey
                                                 Michael E. Ciskey, Vice President and Controller