Form 10-Q
period 2001-06-30
PERINI CORP
filed 2001-08-13
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes   X       No ____

Number of shares of common stock of registrant outstanding at August 7, 2001: 22,638,802

                                                                                                                                            Page 1 of 22

                                          PERINI CORPORATION & SUBSIDIARIES

                                                        INDEX

                                                                                                        Page Number
Part I. -   Financial Information:
               Item 1.    Financial Statements
                          Consolidated Condensed Balance Sheets -                                            3
                          June 30, 2001 and December 31, 2000

                          Consolidated Condensed Statements of Operations -                                  4
                          Three Months and Six Months ended June 30, 2001 and 2000

                          Consolidated Condensed Statements of Cash Flows -                                  5
                          Three Months and Six Months ended June 30, 2001 and 2000

                          Notes to Consolidated Condensed Financial Statements                               6 - 11

               Item 2.    Management's Discussion and Analysis of the Consolidated Financial                 12 - 15
                          Condition and Results of Operations

               Item 3.    Quantitative and Qualitative Disclosures About Market Risk                         15

Part II. -     Other Information:

               Item 1.     Legal Proceedings                                                                 16

               Item 2.     Changes in Securities and Use of Proceeds                                         17

               Item 3.     Defaults Upon Senior Securities                                                   17

               Item 4.     Submission of Matters to a Vote of Security Holders                               17 - 18

               Item 5.     Other Information                                                                 18

               Item 6.     Exhibits and Reports on Form 8-K                                                  19 - 21

               Signatures                                                                                    22

                                            PERINI CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                                            JUNE 30, 2001 AND DECEMBER 31, 2000
                                                      (In Thousands)

                                          ASSETS
                                                                                                 JUNE 30,         DEC. 31,
                                                                                                   2001             2000
                                                                                               -------------  --------------

Cash (Note 4)                                                                                     $  32,569       $  59,515
Accounts and Notes Receivable                                                                       221,453         189,365
Unbilled Work                                                                                        21,766          18,323
Construction Joint Ventures                                                                         102,319         101,339
Net Current Assets of Discontinued Operations (Note 8)                                               10,865          10,614
Other Current Assets                                                                                  2,700             796
                                                                                               -------------  --------------
     Total Current Assets                                                                         $ 391,672       $ 379,952
                                                                                               -------------  --------------

Other Assets                                                                                      $   3,293       $   3,610
                                                                                               -------------  --------------

Property and Equipment, less Accumulated Depreciation of $18,303 in 2001 and
$18,071 in 2000                                                                                   $  11,628       $   9,890
                                                                                               -------------  --------------

                                                                                                  $ 406,593       $ 393,452
                                                                                               =============  ==============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

Current Maturities of Long-Term Debt (Note 4)                                                     $  10,670       $  10,398
Accounts Payable                                                                                    206,882         183,359
Advances from Construction Joint Ventures                                                            16,846          25,570
Deferred Contract Revenue                                                                            32,581          33,573
Accrued Expenses                                                                                     36,819          46,575
                                                                                               -------------  --------------
     Total Current Liabilities                                                                    $ 303,798       $ 299,475
                                                                                               -------------  --------------

Long-term Debt, less current maturities included above (Note 4)                                   $  12,204       $  17,218
                                                                                               -------------  --------------

Other Long-term Liabilities (Note 7)                                                              $  16,690       $  16,137
                                                                                               -------------  --------------

Stockholders' Equity (Note 3):
  Preferred Stock                                                                                 $     100       $     100
  Series A Junior Participating Preferred Stock                                                           -               -
  Stock Purchase Warrants                                                                             2,233           2,233
  Common Stock                                                                                       22,681          22,645
  Paid-In Surplus                                                                                    98,582          99,518
  Retained Earnings (Deficit)                                                                       (48,730)        (62,909)
                                                                                               -------------  --------------
                                                                                                  $  74,866       $  61,587
  Less - Treasury Stock                                                                                 965             965
                                                                                               -------------  --------------
     Total Stockholders' Equity                                                                   $  73,901       $  60,622
                                                                                               -------------  --------------

                                                                                                  $ 406,593       $ 393,452
                                                                                               =============  ==============

The accompanying notes are an integral part of these financial statements.

                                                PERINI CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                 (In Thousands, Except Share Data)

                                                               THREE MONTHS                      SIX MONTHS
                                                              ENDED JUNE 30,                   ENDED JUNE 30,
                                                      -------------------------------   -----------------------------

                                                          2001             2000             2001            2000
                                                      -------------    --------------   -------------   -------------

Construction Revenues (Note 9)                           $ 421,222         $ 251,948       $ 773,400       $ 449,850

Cost of Operations                                         406,365           239,392         745,044         425,198
                                                      -------------    --------------   -------------   -------------

Gross Profit                                             $  14,857         $  12,556       $  28,356       $  24,652

General and Administrative Expenses                          6,602             6,071          12,398          12,292
                                                      -------------    --------------   -------------   -------------

INCOME FROM OPERATIONS (Note 9)                          $   8,255         $   6,485       $  15,958       $  12,360

Other Income (Expense), Net                                    (22)              348               -             654
Interest Expense                                              (564)             (824)         (1,169)         (2,532)
                                                      -------------    --------------   -------------   -------------

Income before Income Taxes                               $   7,669         $   6,009       $  14,789       $  10,482

(Provision) Credit for Income Taxes (Note 5)                  (310)             (100)           (610)            600
                                                      -------------    --------------   -------------   -------------

NET INCOME                                               $   7,359         $   5,909       $  14,179       $  11,082
                                                      =============    ==============   =============   =============

BASIC EARNINGS PER COMMON SHARE (Note 6)                 $    0.30         $    0.24       $    0.58       $    0.61
                                                      =============    ==============   =============   =============

DILUTED EARNINGS PER COMMON SHARE (Note 6)               $    0.29         $    0.24       $    0.57       $    0.61
                                                      =============    ==============   =============   =============

DIVIDENDS PER COMMON SHARE (Note 7)                      $      -          $      -        $      -        $      -
                                                      =============    ==============   =============   =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 6)     22,603,447        22,584,469      22,594,010      14,411,985

The accompanying notes are an integral part of these financial statements.

                                       PERINI CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                                (In Thousands)

                                                                                               SIX MONTHS
                                                                                             ENDED JUNE 30,
                                                                                       ----------------------------
                                                                                          2001            2000
                                                                                       ------------   -------------

Cash Flows from Operating Activities:
Net Income                                                                              $   14,179      $   11,082
Adjustments to reconcile net income to net cash from operating activities:
  Depreciation and amortization                                                              1,214           1,054
  Other long-term liabilities                                                                 (509)         (2,356)
  Distributions greater than earnings of joint ventures                                      8,119           4,282
  Cash used by changes in components of working capital other than cash, net current assets of discontinued operations and current maturities of
    long-term debt                                                                         (33,384)        (40,941)
  Other non-cash items, net                                                                    (54)            (36)
                                                                                       ------------   -------------

    NET CASH USED BY OPERATING ACTIVITIES                                                $ (10,435)      $ (26,915)
                                                                                       ------------   -------------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment                                           $     129       $     132
  Acquisition of property and equipment                                                     (2,689)           (739)
  Capital contributions to unconsolidated joint ventures                                    (9,099)        (14,589)
  Proceeds from (investment in) discontinued operations (Note 8)                              (251)            144
  Investment in other activities                                                               (21)           (962)
                                                                                       ------------   -------------

    NET CASH USED BY INVESTING ACTIVITIES                                                $ (11,931)      $ (16,014)
                                                                                       ------------   -------------

Cash Flows from Financing Activities:
  Proceeds from long-term debt                                                           $     532       $       -
  Reduction of long-term debt                                                               (5,274)        (40,523)
  Proceeds from issuance of Common Stock, net                                                    -          37,308
  Proceeds from exercise of Common Stock options                                               162               -
                                                                                       ------------   -------------

    NET CASH USED BY FINANCING ACTIVITIES                                                $  (4,580)      $  (3,215)
                                                                                       ------------   -------------

Net Decrease in Cash                                                                     $ (26,946)      $ (46,144)
Cash at Beginning of Year                                                                   59,515          58,193
                                                                                       ------------   -------------

Cash at End of Period                                                                    $  32,569       $  12,049
                                                                                       ============   =============

Supplemental Disclosure of Cash paid during the period for:
  Interest                                                                               $   1,205       $   2,496
                                                                                       ============   =============
  Income tax payments                                                                    $     872       $     280
                                                                                       ============   =============

Supplemental Disclosures of Non-cash Transactions:
  Dividends paid in shares of Series B Preferred Stock (Note 7)                          $       -       $   1,161
                                                                                       ============   =============
  Conversion of Series B Preferred Stock into Common Stock
  at $5.50 per share (Note 3)                                                            $       -       $  38,942
                                                                                       ============   =============

The accompanying notes are an integral part of these financial statements.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation
The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2001 and December 31, 2000 and results of operations and cash flows for the three month and six month periods ended June 30, 2001 and 2000. The results of operations for the six month period ended June 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001 because the Company’s results are primarily generated from a limited number of significant active construction contracts. Therefore, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

(2) Significant Accounting Policies
Effective June 30, 2001, the Financial Accounting Standards Board finalized SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. With the adoption of Statement No. 142, effective December 31, 2001, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The adoption of Statements No. 141 and No. 142 will not have a material effect on the Company.

The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note (1) to such financial statements included in Form 10-K for the year ended December 31, 2000. The Company has made no significant change in these policies during 2001.

(3) Recapitalization
On March 29, 2000, the Company completed the sale of 9,411,765 shares of its common stock, par value $1.00 (the “Common Stock”), for an aggregate of $40 million (the “Purchase”), to an investor group led by Tutor-Saliba Corporation. Tutor-Saliba Corporation is owned and controlled by Ronald N. Tutor, who serves as Chairman of the Company’s Board of Directors and Chief Executive Officer.

Concurrent with the closing of the Purchase and as a condition thereto, the Company exchanged 100% of its Redeemable Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) (which had a current accreted face amount of approximately $41.2 million) for an aggregate of 7,490,417 shares of common stock at an exchange price of $5.50 per share (the “Exchange” and together with the Purchase, the “Transaction”).

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

(4) Long-term Debt
In conjunction with the recapitalization of the Company as described in Note 3, effective March 29, 2000, the Company entered into an Amended and Restated Credit Agreement (the “New Credit Agreement”) with its lenders that extended the credit facility from January 2001 to January 2003. The New Credit Agreement provides for a $35 million term loan (the “Term Loan”) and a $21 million revolving credit facility (the “Revolving Credit Facility”). The New Credit Agreement requires that the Company repay the Term Loan in quarterly installments through 2002 and the Revolving Credit Facility by January 21, 2003. Commitments under the New Credit Agreement have been reduced to $35.8 million as of June 30, 2001 as a result of scheduled Term Loan payments and proceeds from sales of certain real estate. In addition, on September 6, 2000, the Company completed a refinancing of its corporate headquarters building for $7.5 million at an annual interest rate of approximately 9%. In connection with the refinancing, approximately $.8 million was set aside in escrow for immediate and future repairs and improvements to the structure and the grounds. As of June 30, 2001, approximately $.5 million remains in escrow. The loan is payable in equal monthly installments of $67,300 over a ten year period, with a balloon payment of $5.3 million due in 2010.

(5) Provision For Income Taxes
The (provision) credit for income taxes reflects a lower-than-normal tax rate in both 2001 and 2000 due primarily to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations. In addition, the credit for income taxes for the six months ended June 30, 2000 reflects the reversal of foreign taxes accrued in prior years that were no longer required.

(6) Per Share Data
Computations of basic and diluted earnings per common share (“EPS”) amounts are based on the weighted average number of the Company’s common shares outstanding during the periods presented. The actual basic and diluted EPS for the three and six month periods ended June 30, 2001 and 2000 and the pro forma basic and diluted EPS for the six months ended June 30, 2000, assuming the Transaction described in Note 3 closed on January 1, 2000, are calculated as follows (in thousands, except per share amounts):

PERINI
CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(6) Per Share Data (continued)

                                                               Three Months                          Six Months
                                                               Ended June 30,                      Ended June 30,
                                                        -----------------------------------------------------------------------
                                                          2001           2000           2001            2000           2000
                                                         Actual         Actual         Actual         Pro Forma       Actual
                                                        ----------     ---------      ----------     ------------    ----------
Net Income                                                $ 7,359       $ 5,909        $ 14,179         $ 11,082      $ 11,082
                                                        ----------     ---------      ----------     ------------    ----------
Less:
- Accrued dividends on $21.25 Senior Preferred Stock      $  (531)      $  (531)       $ (1,062)        $ (1,062)     $ (1,062)
- Dividends declared on Series B Preferred Stock                -             -               -                - (a)    (1,161)
- Accretion deduction required to reinstate mandatory
   redemption value of Series B Preferred Stock over a
   period of 8-10 years                                         -             -               -                - (a)       (96)
Plus - Interest Expense                                         -             -               -              863 (b)         -
                                                        ----------     ---------      ----------     ------------    ----------
                                                          $  (531)      $  (531)       $ (1,062)        $   (199)     $  (2,319)
                                                        ----------     ---------      ----------     ------------    ----------

Total Available for Common Stockholders                   $ 6,828       $ 5,378        $ 13,117         $ 10,883      $   8,763
                                                        ==========     =========      ==========     ============    ==========

Weighted average shares outstanding for basic EPS          22,603        22,584          22,594           22,584 (c)    14,412

Effect of dilutive stock options outstanding                1,199  (d)        -  (e)        608 (d)            -             - (e)
                                                        ----------     ---------      ----------     ------------    ----------

Weighted average shares outstanding for diluted EPS        23,802        22,584          23,202           22,584        14,412

Basic earnings per Common Share                          $   0.30       $  0.24        $   0.58         $   0.48      $   0.61
                                                        ==========     =========      ==========     ============    ==========

Diluted earnings per Common Share                        $   0.29       $  0.24        $   0.57         $   0.48      $   0.61
                                                        ==========     =========      ==========     ============    ==========

(a)      For pro forma purposes it is assumed that the Series B Preferred Stock was exchanged for shares of Common Stock as of January 1, 2000. Therefore, the deduction of $1,161 for dividends declared on the Series B Preferred Stock and the deduction of $96 for accretion applicable to the Series B Preferred Stock are not required when calculating the pro forma earnings per share for the six months ended June 30, 2000.

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

PERINI
CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(6) Per Share Data (continued)
(d)      Options to purchase 554,000 shares of Common Stock at prices ranging from $8.66 to $16.44 per share were outstanding at June 30, 2001 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the Common Stock. In addition, the effect of the assumed conversion of the Company's depositary convertible exchangeable preferred shares and stock purchase warrants into Common Stock is antidilutive.

(e)      Options to purchase 2,934,000 shares of Common Stock at prices ranging from $4.50 to $16.44 per share were outstanding at June 30, 2000 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the Common Stock. In addition, the effect of the assumed conversion of the Company's depositary convertible exchangeable preferred shares and stock purchase warrants into Common Stock is antidilutive.

(7) Dividends
(a)      Common Stock - There were no cash dividends on common stock declared or paid during the periods presented in the consolidated condensed financial statements presented herein.

(b)      $21.25 Preferred Stock - As previously disclosed, in conjunction with the covenants of the Company's current and prior Credit Agreements, the Company was required to suspend the payment of quarterly dividends on its $21.25 Preferred Stock ("Preferred Stock") until certain financial criteria were met. Therefore, the dividends on the Preferred Stock have not been declared since 1995 (although they have been fully accrued due to the "cumulative" feature of the Preferred Stock). The aggregate amount of dividends in arrears is approximately $12,217,000 at June 30, 2001 which represents approximately $122.17 per share of Preferred Stock or approximately $12.22 per Depositary Share and is included in "Other Long-term Liabilities" in the accompanying Consolidated Condensed Balance Sheets. Under the terms of the Preferred Stock, the holders of the Depositary Shares were entitled to elect two additional Directors since dividends had been deferred for more than six quarters and they did so at each of the last four Annual Meetings of Stockholders.

Although these bank restrictions were satisfied as of December 31, 2000 and may not apply in the future, the Board of Directors does not believe that it is proper or prudent to pay or commit to pay dividends on the Preferred Stock (or the Common Stock) for the foreseeable future based on the Company's other working capital requirements. See additional comments under "Financial Condition" on page 14 herein.

(c)      Series B Preferred Stock - Quarterly In-kind dividends (based on an annual rate of 10%) were paid on March 15, 2000 on the Series B Preferred Stock to the stockholders of record on March 1, 2000. The dividends were paid in the form of approximately 5,004 additional shares of Series B Preferred Stock valued at $200.00 per share for a total of $1,000,918. In addition, accrued in-kind dividends were paid on the Series B Preferred Stock for the 14-day period from

PERINI
CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(7) Dividends (continued)
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

At June 30, 2001 and December 31, 2000, the net current assets of discontinued real estate development operations consisted primarily of real estate properties for sale. The revenues related to discontinued real estate operations are summarized below (in thousands):

                                Three Months Ended                 Six Months Ended
                                     June 30,                          June 30,
                            ---------------------------        --------------------------
                              2001             2000              2001            2000
                              ----             ----              ----            ----
Revenues                    $  633             $   5           $  983            $ 954
                            ==========       ==========        =========       ==========

(9) Business Segments
The following tables set forth certain updated business segment information relating to the Company’s operations for the three month and six month periods ended June 30, 2001 and 2000 (in thousands):

(9) Business Segments (continued)

Six months ended June 30, 2001
                                                           Reportable Segments
                                               ---------------------------------------------
                                                                                                             Consolidated
                                                 Building        Civil          Totals       Corporate          Totals
                                               -------------  -------------  -------------  ------------    ----------------
Revenues                                           $610,883      $ 162,517       $773,400      $      -           $ 773,400
Income from Operations                             $ 15,666      $   2,966       $ 18,632      $ (2,674) *        $  15,958
Assets                                             $199,282      $ 161,632       $360,914      $ 45,679  **       $ 406,593

Six months ended June 30, 2000
                                                           Reportable Segments
                                               ---------------------------------------------
                                                                                                             Consolidated
                                                 Building        Civil          Totals       Corporate          Totals
                                               -------------  -------------  -------------  ------------    ----------------
Revenues                                           $318,898      $ 130,952       $449,850      $      -           $ 449,850
Income from Operations                             $ 13,367      $   1,503       $ 14,870      $ (2,510) *        $  12,360
Assets                                             $136,480      $ 119,815       $256,295      $ 26,939  **       $ 283,234

Three months ended June 30, 2001
                                                           Reportable Segments
                                               ---------------------------------------------
                                                                                                             Consolidated
                                                 Building        Civil          Totals       Corporate          Totals
                                               -------------  -------------  -------------  ------------    ----------------
Revenues                                           $326,862       $ 94,360       $421,222      $      -           $ 421,222
Income from Operations                             $  7,169       $  2,581       $  9,750      $ (1,495) *        $   8,255

Three months ended June 30, 2000
                                                           Reportable Segments
                                               ---------------------------------------------
                                                                                                             Consolidated
                                                 Building        Civil          Totals       Corporate          Totals
                                               -------------  -------------  -------------  ------------    ----------------
Revenues                                           $178,554       $ 73,394       $251,948      $      -           $ 251,948
Income from Operations                             $  8,127       $   (321)      $  7,806      $ (1,321) *        $   6,485

*      In all periods, consists of corporate general and administrative expenses.

**    In all periods, corporate assets consist principally of cash, cash equivalents, marketable securities and other investments available for general corporate purposes plus the net assets of discontinued operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS

Results of Operations

Comparison of the Second Quarter of 2001 with the Second Quarter of 2000

Overall revenue from construction operations increased by $169.2 million (or 67.1%), from $252.0 million in 2000 to $421.2 million in 2001. This resulted from increased construction revenues in both building and civil construction operations. Building construction revenues increased by $148.3 million (or 83.0%), from $178.6 million in 2000 to $326.9 million in 2001 due primarily to an increase in the volume of work completed at the Mohegan Sun Expansion project in the eastern United States and the start-up of three hotel/casino projects in the southwestern United States late in 2000. Civil construction revenues increased by $20.9 million (or 28.5%), from $73.4 million in 2000 to $94.3 million in 2001 due primarily to the start-up of several infrastructure projects in the metropolitan New York area late in 2000.

Overall, pretax income increased by $1.7 million (or 27.6%), from $6.0 million in 2000 to $7.7 million in 2001. This increase primarily reflects the impact of the increased revenues discussed above which was partly offset by a lower average gross margin from the Company’s building construction operations, a decrease in other income, and higher general and administrative expenses.

Income from construction operations increased by $2.0 million (or 25.6%), from $7.8 million in 2000 to $9.8 million in 2001. Despite the increase in revenues discussed above, building construction operating income decreased by $0.9 million, from $8.1 million in 2000 to $7.2 million in 2001, primarily due to a decrease in the average gross margin from 6.2% in 2000 to 3.4% in 2001 because 2000 included the favorable close out of certain projects. In addition, building construction operating income was negatively impacted by a $1.1 million (or 37.9%) increase in building construction-related general and administrative expenses primarily in connection with the pursuit of new work opportunities. Civil construction operating income increased by $2.9 million, from a negative $0.3 million in 2000 to $2.6 million in 2001, due primarily to an increase in the average gross margin from 2.2% in 2000 to 3.9% in 2001 because 2000 included downward profit revisions on certain transportation-related projects as well as the increase in revenues discussed above. In addition, civil construction operating income was positively impacted by a $0.8 decrease in civil construction-related general and administrative expenses.

The $0.3 million decrease in other income (expense), from income of $0.3 million in 2000 to zero in 2001, is primarily due to decreases in interest income on short-term investments and gains on sales of fixed assets.

The provision for income taxes reflects a lower than normal tax rate for both 2001 and 2000 due to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations.

Comparison of the Six Months Ended June 30, 2001 with the Six Months Ended June 30, 2000

Overall revenue from construction operations increased by $323.5 million (or 71.9%), from $449.9 million in 2000 to $773.4 million in 2001. This increase resulted from an increase in building construction revenues of $292.0 million (or 91.6%), from $318.9 million in 2000 to $610.9 million in 2001, due primarily to an increase in the volume of work completed at the Mohegan Sun Expansion project in the eastern United States and the start-up of three hotel/casino projects in the southwestern United States. Civil construction revenues increased by $31.5 million (or 24.0%), from $131.0 million in 2000 to $162.5 million in 2001, due primarily to the start-up of several infrastructure projects in the metropolitan New York area.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
(Continued)

Overall, pretax income increased by $4.3 million (or 41.1%), from $10.5 million in 2000 to $14.8 million in 2001. This increase primarily reflects the increased revenues discussed above as well as lower interest expense due to the reduction in debt achieved at the end of the first quarter of 2000 as a result of the new equity transaction.

Income from construction operations increased by $3.8 million (or 25.5%), from $14.9 million in 2000 to $18.7 million in 2001. Building construction operating income increased by $2.4 million, from $13.3 million in 2000 to $15.7 million in 2001, due to the increase in revenues discussed above which was partially reduced by a decrease in average gross margin from 6.1% in 2000 to 3.8% in 2001 because 2000 included the favorable close out of certain projects. In addition, building construction operating income was negatively impacted by a $1.3 million (or 21.0%) increase in building construction-related general and administrative expenses primarily in connection with the pursuit of new work opportunities. Civil construction operating income increased by $1.4 million, from $1.6 million in 2000 to $3.0 million in 2001, due primarily to the increase in revenues discussed above which was offset by a decrease in average gross margin from 4.0% in 2000 to 3.2% in 2001, due to downward revisions of estimated profit on certain transportation-related projects, as well as a decrease in civil construction-related general and administrative expenses.

Interest expense decreased by $1.3 million, from $2.5 million in 2000 to $1.2 million in 2001, due primarily to the reduction in debt achieved at the end of the first quarter of 2000 as a result of the new equity transaction described in Note 3 of Notes to Consolidated Condensed Financial Statements.

The $0.6 million decrease in other income (expense), from income of $0.6 million in 2000 to zero in 2001, is primarily due to decreases in interest income on short-term investments and gains on sales of fixed assets.

The (provision) credit for income taxes reflects a lower than normal tax rate for both 2001 and 2000 due to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations. In addition, the credit for income taxes in 2000 reflects the reversal of foreign taxes accrued in prior years that were no longer required.

Financial Condition

Working capital increased $7.4 million, from $80.5 million at the end of 2000 to $87.9 million at June 30, 2001. The current ratio increased from 1.27:1.00 to 1.29:1.00 during the same period.

During the first six months of 2001, the Company used $26.9 million in cash to fund $10.4 million used by operating activities, primarily for changes in working capital; $11.9 million for investing activities, primarily to fund construction joint ventures; and $4.6 million for financing activities, primarily to reduce debt by a net amount of $4.7 million.

Long-term debt at June 30, 2001 was $12.2 million, a decrease of $5.0 million from December 31, 2000. The long-term debt to equity ratio at June 30, 2001 was .17:1.00 compared to .28:1.00 at December 31, 2000.

Effective March 29, 2000, the Company entered into a New Credit Agreement with its lenders. The New Credit Agreement provides for a $35 million Term Loan and a $21 Revolving Credit Facility. The New Credit Agreement requires, among other things, that the Company repay the Term Loan quarterly through

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
(Continued)

2002 and the Revolving Credit Facility by January 21, 2003. Under the terms of the New Credit Agreement, the Company had $21 million available to borrow under the maximum commitment of $35.8 million at June 30, 2001. In addition, on September 6, 2000, the Company completed a refinancing of its corporate headquarters building for $7.5 million at an annual interest rate of approximately 9%. The loan is payable in monthly installments over a ten year period with a balloon payment of $5.3 million due in 2010. Management believes that cash generated from operations and existing credit lines should be adequate to meet the Company’s funding requirements for at least the next twelve months.

In conjunction with the covenants of the Company’s current and prior Credit Agreements, the Company was required to suspend the payment of quarterly dividends on its $21.25 Preferred Stock (“Preferred Stock”) until certain financial criteria were met. The aggregate amount of dividends in arrears is approximately $12,217,000 at June 30, 2001. As of December 31, 2000, the financial criteria in the Credit Agreement which restricted the payment of dividends were satisfied, thereby making the resumption of dividends possible if the Company believed that its working capital was sufficient to warrant the resumption of payment of the regular dividend or any of the dividends in arrears on the $21.25 Preferred Stock. The Company does not currently have any plans or target date for when this action may occur. This decision is based on the following circumstances:

  A strong working capital position provides the Company the option of performing large projects without a joint venture partner or to assume the sponsoring partner position resulting in a larger proportionate interest and a greater share of joint venture profits.

  A significant amount of working capital is dedicated to the funding requirements of the Company’s construction backlog, including collection of receivables, and the timely resolution of unapproved change orders and contract claims.

  The Company is currently in the process of pursuing a strategy to profitably expand its construction business internally or through acquisition, either of which will likely require additional capital.

  The Company is currently in the process of replacing its existing Credit Agreement with a new bank group which may result in future restrictions on the Company’s ability to pay dividends.

Outlook

  Construction Operations - The overall construction backlog at June 30, 2001 was $1.56 billion, a 13% decrease from the $1.79 billion record year-end backlog at December 31, 2000. With a strong backlog in hand, the Company plans to continue its strategy of improving the profitability of its construction operations by emphasizing gross margin and bottom line improvement. The Company is also continuing the process of developing a strategy to profitably expand its construction business internally or through acquisition. The Company’s reputation as a world class builder and the strong outlook in the gaming and hospitality building markets and civil infrastructure repair markets support this strategy. These markets remain strong and have not shown any noticeable deterioration due to the softness in the general economic environment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
(Continued)

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

Part II. - Other Information

Item 1. - Legal Proceedings

        Preferred Shareholders Class Action Lawsuit

        On May 3, 2001 the Company was served with a Complaint entitled Frederick Doppelt, Arthur I.
        Caplan and Michael Miller v. Perini Corporation, Ronald N. Tutor, Robert Band, Christopher H. Lee,
        Marshall M. Criser, Arthur J. Fox, Jr., Michael R. Klein, Richard J. Boushka, Peter Arkley,
        Robert A. Kennedy, Jane E. Newman, Douglas J. McCarron, Nancy Hawthorne, Raymond R.
        Oneglia, Albert A. Dorman and John J. McHale, Supreme Court of the State of New York, County of
        New York, Civil Action No. 602156/01.  Each plaintiff is a holder of the Company's $21.25
        Convertible Exchangeable Preferred Stock ("Preferred Stock").  One plaintiff, Mr. Doppelt, is a current Director of the Company and one plaintiff, Mr. Caplan, is a former Director of the Company.
        Plaintiffs purport to bring the action individually and on behalf of the entire class of holders of the
        Preferred Stock.

        The Plaintiffs have asserted claims for breach of contract, breach of fiduciary duty, fraud and negligent misrepresentation.  The Plaintiffs principally allege that the Company and its Directors improperly authorized the exchange of Series B Preferred Stock for Common Stock without first paying all accrued dividends on the Preferred Stock.  More specifically, plaintiffs allege that the
        Company and its Directors violated the terms of the Preferred Stock when, in March 2000, the
        Company authorized the exchange of Series B Preferred Stock for Common Stock. The Plaintiffs
        further allege that the Company and its Directors issued a false and misleading prospectus in 1987 relating to the issuance of the Preferred Stock. The Plaintiffs seek payment of accrued dividends in the amount of approximately $11.7 million and unspecified punitive and exemplary damages.

        On May 23, 2001, the Company and the Defendant Directors removed the action from the Supreme
        Court of New York to the United States District Court for the Southern District of New York.

        On June 26, 2001, the Plaintiffs filed an Amended Complaint.  Through the Amended Complaint, the
        Plaintiffs limited their Class Action to an action for Breach of Contract against the Company and an action for Breach of Fiduciary Duty against the Defendant Directors.  The Company and the
        Defendant Directors filed their formal Response to the Complaint on August 10, 2001.

        WMATA Matter
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

        On February 16, 1999, the U.S. Court of Appeals for the District of Columbia vacated the April 1995
Part II. - Other Information (Continued)
        and July 1997 Orders and remanded the case back to the successor jugde with instructions for the successor judge to consider certain post-trial motions to the same extent an original judge would have, and to make findings and conclusions regarding the unresolved issues, giving appropriate
        consideration to whether or not witnesses must be recalled.   During 1999, a new successor judge
        was appointed.

        On February 28, 2001, the new successor judge informed the parties that in the absence of a new trial, he could not certify adequate familiarity with the record to complete the remaining proceedings;
        therefore, he ordered that the joint venture's motion for a new trial be granted, with a preliminary pretrial conference scheduled for April 9, 2001.  This decision means that the original July 30, 1993
        Decision and Order of the U.S. District Court no longer has any force or effect and that the interim judgment in favor of WMATA for $16.5 million was set aside.

        The new successor Judge has scheduled the matter for trial, with evidence beginning on September
        10, 2001.  The Judge has allotted three (3) weeks for the completion of the trial and has held that new and/or substitute witnesses will not be allowed to testify unless a party can show the Judge a compelling reason why such addition and/or substitution is required.  This will require the parties to put a substantial portion of evidence through the written record.  The Joint Venture is currently preparing its case for trial.

Item 2. - Changes in Securities and Use of Proceeds

(a)     None

(b)     None

(c)     None

(d)     Not applicable

Item 3. - Defaults Upon Senior Securities

(a)     None

(b)     In accordance with the covenants of the 1995 Amended Revolving Credit Agreement, the First
        Amended and Restated Credit Agreement effective January 17, 1997 and the Second Amended and Restated Credit Agreement effective March 29, 2000, the Company was required to suspend the payment of quarterly dividends on its $21.25 Convertible Exchangeable Preferred Stock ("Preferred
        Stock") until certain financial criteria were met, commencing with the dividend that normally would have been declared during December 1995 through the dividend that normally would have been declared during June 2001.  As of June 30, 2001, the aggregate amount of dividends in arrears is approximately $12,217,000, which represents approximately $122.17 per share of Preferred Stock or approximately $12.22 per Depositary Share.  While these dividends have not been declared or paid, they have been fully accrued in accordance with the "cumulative" feature of the Preferred Stock.

Item 4. - Submission of Matters to a Vote of Security Holders

(a)     May 17, 2001 - Annual Meeting of Stockholders, as adjourned until May 31, 2001.

(b)     Not applicable

Part II. - Other Information (Continued)
(c)     (1)     Nominees for Class II Directors as listed in the proxy statement, to hold office for a three year term, expiring 2003 and until their successors are chosen and qualified, were elected by the holders of Common Stock with the following vote:

                                                                                 Number of Votes
                                                           -------------------------------------------------------------
                                                                                                        Authority
                            Class II Director                   For               Against               Withheld                            -----------------
                                                           ---------------    ----------------    ----------------------

                Richard J. Boushka                         22,274,078                -                   116,702

                Robert A. Kennedy                          22,233,954                -                   156,826

                Ronald N. Tutor                            22,260,853                -                   129,927

        (2)    Two nominees for Preferred Directors (the "Preferred Directors") as listed in the proxy statement to hold office until the earlier of (i) the 2002 Annual Meeting of Stockholders and until their successors are chosen and qualified, or (ii) all dividends in arrears on the Preferred
               Stock have been paid or declared and funds therefor set apart for payment, were elected by the Depositary, based on the two nominees who received the greatest number of votes as indicated by the holders of the Depositary Shares.  A summary of the voting results follows:

                                                                                  Number of Votes
                                                             -----------------------------------------------------------
                               Nominees for                                                             Authority
                           Preferred Directors                   For              Against               Withheld                           -------------------
                                                             -------------    ----------------    ----------------------

               Frederick Doppelt (elected)                   410,263                 -                   257,365

               Asher B. Edelman (elected)                    413,713                 -                   253,915

               Arthur I. Caplan                              313,294                 -                   354,334

(d)     Not applicable

Item 5. - Other Information

During 1995, a joint venture, Tutor-Saliba-Perini ("TSP"), in which Perini Corporation is a 40% minority partner and Tutor-Saliba Corporation of Sylmar, CA is the 60% managing partner, filed a complaint in the
Superior Court of the State of California for the County of Los Angeles against the Los Angeles County
Metropolitan Transportation Authority ("MTA") seeking to recover cost for extra work required by the MTA in connection with the construction of the Wilshire/Normandie Subway Station. In February 1999, the MTA
filed a cross complaint against TSP, Tutor-Saliba Corporation, Perini Corporation, and their respective surety companies (together the "cross defendants").

Trial of the complaint and the cross complaint began on May 14, 2001, with the selection of the jury.
During the trial, the judge found TSP liable to the MTA, as a sanction, because of the alleged failure of
TSP to comply with certain discovery requirements. The jury was charged with the responsibility of determining damages based on the judge's order.  On August 1, 2001, the jury found damages in favor of cross-complainant, the MTA, and against cross-defendants in the amount of $29.6 million.

The Company has been advised that TSP intends to appeal immediately. The ultimate financial impact, if any, of this case is not yet determinable, and therefore, no impact is reflected in the Company's financial

Part II. - Other Information (Continued)
statements.

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

                                                 Perini Corporation
                                                 ------------------
                                                 Registrant

Date: August 13, 2001                            /s/Robert Band
                                                 ------------------------------------------------------
                                                 Robert Band, President and Chief Operating Officer

Date: August 13, 2001                            /s/Michael E. Ciskey
                                                 ----------------------------------------------------
                                                 Michael E. Ciskey, Vice President and Controller