Form 10-Q
period 2001-09-30
PERINI CORP
filed 2001-11-08
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes   X       No ____

Number of shares of common stock of registrant outstanding at November 7, 2001: 22,664,135

                                                                                                                                            Page 1 of 22

                                          PERINI CORPORATION & SUBSIDIARIES

                                                        INDEX

                                                                                                        Page Number
Part I. -      Financial Information:
               Item 1.    Financial Statements
                          Consolidated Condensed Balance Sheets -                                            3
                          September 30, 2001 and December 31, 2000

                          Consolidated Condensed Statements of Income  -                                     4
                          Three Months and Nine Months ended September 30, 2001 and 2000

                          Consolidated Condensed Statements of Cash Flows -                                  5
                          Nine Months ended September 30, 2001 and 2000

                          Notes to Consolidated Condensed Financial Statements                               6 - 11

               Item 2.    Management's Discussion and Analysis of the Consolidated Financial                 12 - 15
                          Condition and Results of Operations

               Item 3.    Quantitative and Qualitative Disclosures About Market Risk                         15

Part II. -     Other Information:

               Item 1.     Legal Proceedings                                                                 16 - 18

               Item 2.     Changes in Securities and Use of Proceeds                                         18

               Item 3.     Defaults Upon Senior Securities                                                   18

               Item 4.     Submission of Matters to a Vote of Security Holders                               18

               Item 5.     Other Information                                                                 18

               Item 6.     Exhibits and Reports on Form 8-K                                                  18 - 21

               Signatures                                                                                    22

                                            PERINI CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                                         SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                                      (In Thousands)

                                          ASSETS                                                SEPT. 30,       DEC. 31,
                                                                                                   2001           2000
                                                                                               -------------  --------------

Cash                                                                                              $  28,018       $  59,515
Accounts and Notes Receivable                                                                       216,104         189,365
Unbilled Work                                                                                        29,297          18,323
Construction Joint Ventures                                                                          88,162         101,339
Net Current Assets of Discontinued Operations (Note 8)                                               10,795          10,614
Other Current Assets                                                                                  4,001             796
                                                                                               -------------  --------------
     Total Current Assets                                                                         $ 376,377       $ 379,952
                                                                                               -------------  --------------

Other Assets                                                                                      $   3,156       $   3,610
                                                                                               -------------  --------------

Property and Equipment, less Accumulated Depreciation of $18,564 in 2001 and
$18,071 in 2000                                                                                   $  12,062       $   9,890
                                                                                               -------------  --------------

                                                                                                  $ 391,595       $ 393,452
                                                                                               =============  ==============
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Maturities of Long-term Debt (Note 4)                                                     $  10,484       $  10,398
Accounts Payable                                                                                    209,489         183,359
Advances from Construction Joint Ventures                                                             9,456          25,570
Deferred Contract Revenue                                                                            30,245          33,573
Accrued Expenses                                                                                     27,828          46,575
                                                                                               -------------  --------------
     Total Current Liabilities                                                                    $ 287,502       $ 299,475
                                                                                               -------------  --------------

Long-term Debt, less current maturities included above (Note 4)                                   $   9,696      $   17,218
                                                                                               -------------  --------------

Other Long-term Liabilities (Note 7)                                                              $  15,072       $  16,137
                                                                                               -------------  --------------

Stockholders' Equity (Note 3):
  Preferred Stock                                                                                 $     100       $     100
  Series A Junior Participating Preferred Stock                                                           -               -
  Stock Purchase Warrants                                                                             2,233           2,233
  Common Stock                                                                                       22,706          22,645
  Paid-In Surplus                                                                                    98,138          99,518
  Retained Earnings (Deficit)                                                                       (42,887)        (62,909)
                                                                                               -------------  --------------
                                                                                                  $  80,290       $  61,587
  Less - Treasury Stock                                                                                 965             965
                                                                                               -------------  --------------
     Total Stockholders' Equity                                                                   $  79,325       $  60,622
                                                                                               -------------  --------------

                                                                                                  $ 391,595       $ 393,452
                                                                                               =============  ==============

The accompanying notes are an integral part of these financial statements.

                                               PERINI CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                                 (In Thousands, Except Share Data)

                                                                               THREE MONTHS                     NINE MONTHS
                                                                           ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                                      -------------------------------   -----------------------------

                                                                          2001             2000             2001            2000
                                                                      -------------    --------------   -------------   -------------

Construction Revenues (Note 9)                                           $ 417,476         $ 309,991     $ 1,190,876       $ 759,841

Cost of Operations                                                         403,868           297,502       1,148,912         722,700
                                                                      -------------    --------------   -------------   -------------

Gross Profit                                                             $  13,608         $  12,489     $    41,964       $  37,141

General and Administrative Expenses                                          7,019             5,767          19,417          18,059
                                                                      -------------    --------------   -------------   -------------

INCOME FROM OPERATIONS (Note 9)                                          $   6,589         $   6,722     $    22,547       $  19,082

Other Income (Expense), Net                                                    (67)              (50)            (67)            604
Interest Expense                                                              (439)             (664)         (1,608)         (3,196)
                                                                      -------------    --------------   -------------   -------------

Income before Income Taxes                                               $   6,083         $   6,008     $    20,872       $  16,490

(Provision) Credit for Income Taxes (Note 5)                                  (240)              (70)           (850)            530
                                                                      -------------    --------------   -------------   -------------

NET INCOME                                                               $   5,843         $   5,938     $    20,022       $  17,020
                                                                      =============    ==============   =============   =============

BASIC EARNINGS PER COMMON SHARE (Note 6)                                 $    0.23         $    0.24     $      0.82       $    0.83
                                                                      =============    ==============   =============   =============

DILUTED EARNINGS PER COMMON SHARE (Note 6)                               $    0.22         $    0.24     $      0.79       $    0.83
                                                                      =============    ==============   =============   =============

DIVIDENDS PER COMMON SHARE (Note 7)                                      $       -         $       -     $         -       $       -
                                                                      =============    ==============   =============   =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 6)                     22,641,342        22,584,469      22,609,961      17,156,031

The accompanying notes are an integral part of these financial statements.

                                     PERINI CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                                (In Thousands)

                                                                                            NINE MONTHS
                                                                                        ENDED SEPTEMBER 30,
                                                                                    ----------------------------
                                                                                       2001            2000
                                                                                    ------------   -------------

Cash Flows from Operating Activities:
Net Income                                                                            $  20,022       $  17,020
Adjustments to reconcile net income to net cash from operating activities:
  Depreciation and amortization                                                           1,905           1,612
  Other long-term liabilities                                                            (2,658)         (3,119)
  Distributions greater than earnings of joint ventures                                  27,774           9,784
  Cash used by changes in components of working capital other than cash, net current assets of discontinued operations and current maturities of
    long-term debt                                                                      (52,977)        (17,297)
  Other non-cash items, net                                                                 (92)           (328)
                                                                                    ------------   -------------

    NET CASH PROVIDED FROM (USED BY) OPERATING ACTIVITIES                             $  (6,026)       $  7,672
                                                                                    ------------   -------------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment                                        $     183       $     431
  Acquisition of property and equipment                                                  (3,656)         (1,325)
  Cash distribution of capital from unconsolidated joint ventures                           600             350
  Capital contributions to unconsolidated joint ventures                                (15,197)        (22,121)
  Proceeds from (investment in) discontinued operations (Note 8)                           (181)            932
  Investment in other activities                                                            (58)         (1,206)
                                                                                    ------------   -------------

    NET CASH USED BY INVESTING ACTIVITIES                                             $ (18,309)      $ (22,939)
                                                                                    ------------   -------------

Cash Flows from Financing Activities:
  Proceeds from long-term debt                                                        $     405       $   7,911
  Reduction of long-term debt                                                            (7,841)        (49,528)
  Proceeds from issuance of Common Stock, net                                                 -          37,306
  Proceeds from exercise of Common Stock options                                            274               -
                                                                                    ------------   -------------

    NET CASH USED BY FINANCING ACTIVITIES                                             $  (7,162)      $  (4,311)
                                                                                    ------------   -------------

Net Decrease in Cash                                                                  $ (31,497)      $ (19,578)
Cash at Beginning of Year                                                                59,515          58,193
                                                                                    ------------   -------------

Cash at End of Period                                                                 $  28,018       $  38,615
                                                                                    ============   =============

Supplemental Disclosure of Cash paid during the period for:
  Interest                                                                            $   1,648       $   3,400
                                                                                    ============   =============
  Income tax payments                                                                 $   1,019       $     389
                                                                                    ============   =============

Supplemental Disclosures of Non-cash Transactions:
  Dividends paid in shares of Series B Preferred Stock (Note 7)                       $       -       $    1,161
                                                                                    ============   =============
  Conversion of Series B Preferred Stock into Common Stock
  at $5.50 per share (Note 3)                                                         $       -       $   38,942
                                                                                    ============   =============

The accompanying notes are an integral part of these financial statements.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation
The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2001 and December 31, 2000 and results of operations and cash flows for the three month and nine month periods ended September 30, 2001 and 2000. The results of operations for the nine month period ended September 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001 because the Company’s results are primarily generated from a limited number of significant active construction contracts. Therefore, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

(2) Significant Accounting Policies
In June 2001, the Financial Accounting Standards Board finalized SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations". In August 2001, the Financial Accounting Standards Board finalized SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. With the adoption of Statement No. 142, effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Statement No. 143, effective January 1, 2003, requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. Statement No. 144, effective January 1, 2002, requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of Statements No. 141, No. 142 and No. 143 will not have a material effect on the Company. The Company is currently evaluating the impact, if any, that Statement No. 144 will have on the Company's results of operations or financial position.

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

(4) Long-term Debt
In conjunction with the recapitalization of the Company as described in Note 3, effective March 29, 2000, the Company entered into an Amended and Restated Credit Agreement (the “New Credit Agreement”) with its lenders that extended the credit facility from January 2001 to January 2003. The New Credit Agreement provides for a $35 million term loan (the “Term Loan”) and a $21 million revolving credit facility (the “Revolving Credit Facility”). The New Credit Agreement requires that the Company repay the Term Loan in quarterly installments through 2002 and the Revolving Credit Facility by January 21, 2003. Commitments under the New Credit Agreement have been reduced to $33.3 million as of September 30, 2001 as a result of scheduled Term Loan payments and proceeds from sales of certain real estate. In addition, on September 6, 2000, the Company completed a refinancing of its corporate headquarters building for $7.5 million at an annual interest rate of approximately 9%. The loan is payable in equal monthly installments of $67,300 over a ten year period, with a balloon payment of $5.3 million due in 2010.

(5) Provision For Income Taxes
The (provision) credit for income taxes reflects a lower-than-normal tax rate in both 2001 and 2000 due primarily to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations. In addition, the credit for income taxes for the nine months ended September 30, 2000 reflects the reversal of foreign taxes accrued in prior years that were no longer required.

(6) Per Share Data
Computations of basic and diluted earnings per common share (“EPS”) amounts are based on the weighted average number of the Company’s common shares outstanding during the periods presented. The actual basic and diluted EPS for the three and nine month periods ended

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(6) Per Share Data (continued)

September 30, 2001 and 2000 and the pro forma basic and diluted EPS for the nine months ended September 30, 2000, assuming the Transaction described in Note 3 closed on January 1, 2000, are calculated as follows (in thousands, except per share amounts):

                                                                Three Months                        Nine Months
                                                             Ended September 30,                Ended September 30,
                                                        ------------------------      -----------------------------------------
                                                          2001           2000           2001            2000           2000
                                                         Actual         Actual         Actual         Pro Forma       Actual
                                                        ----------     ---------      ----------     ------------    ----------
Net Income                                                $ 5,843       $ 5,938        $ 20,022         $ 17,020      $ 17,020
                                                        ----------     ---------      ----------     ------------    ----------
Less:
- Accrued dividends on $21.25 Preferred Stock             $  (532)      $  (532)       $ (1,594)        $ (1,594)     $ (1,594)
- Dividends declared on Series B Preferred Stock                -             -               -                - (a)    (1,161)
- Accretion deduction required to reinstate mandatory
   redemption value of Series B Preferred Stock over a
   period of 8-10 years                                         -             -               -                - (a)       (96)
Plus - Interest Expense                                         -             -               -              863 (b)         -
                                                        ----------     ---------      ----------     ------------    ----------
                                                          $  (532)      $  (532)       $ (1,594)        $   (731)     $ (2,851)
                                                        ----------     ---------      ----------     ------------    ----------

Total Available for Common Stockholders                   $ 5,311       $ 5,406        $ 18,428         $ 16,289      $ 14,169
                                                        ==========     =========      ==========     ============    ==========

Weighted average shares outstanding for basic EPS          22,641        22,584          22,610           22,584 (c)    17,156

Effect of dilutive stock options outstanding                1,108  (d)       16  (e)        774 (d)            -             5 (e)
                                                        ----------     ---------      ----------     ------------    ----------

Weighted average shares outstanding for diluted EPS        23,749        22,600          23,384           22,584        17,161

Basic earnings per Common Share                           $  0.23       $  0.24         $  0.82          $  0.72       $  0.83
                                                        ==========     =========      ==========     ============    ==========

Diluted earnings per Common Share                         $  0.22       $  0.24         $  0.79          $  0.72       $  0.83
                                                        ==========     =========      ==========     ============    ==========

(a)      For pro forma purposes it is assumed that the Series B Preferred Stock was exchanged for shares of Common Stock as of January 1, 2000. Therefore, the deduction of $1,161 for dividends declared on the Series B Preferred Stock and the deduction of $96 for accretion applicable to the Series B Preferred Stock are not required when calculating the pro forma earnings per share for the nine months ended September 30, 2000.

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

(d)      Options to purchase 574,000 shares of Common Stock at prices ranging from $8.10 to $16.44 per share were outstanding at September 30, 2001 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the Common Stock. In addition, the effect of the assumed conversion of the Company's $21.25 Preferred Stock and stock purchase warrants into Common Stock is antidilutive.

(e)      Options to purchase 3,326,500 shares of Common Stock at prices ranging from $4.50 to $16.44 per share were outstanding at September 30, 2000 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the Common Stock. In addition, the effect of the assumed conversion of the Company's $21.25 Preferred Stock and stock purchase warrants into Common Stock is antidilutive.

(7) Dividends

(a)      Common Stock - There were no cash dividends on common stock declared or paid during the periods presented in the consolidated condensed financial statements presented herein.

(b)      $21.25 Preferred Stock - As previously disclosed, in conjunction with the covenants of the Company's current and prior Credit Agreements, the Company was required to suspend the payment of quarterly dividends on its $21.25 Preferred Stock ("Preferred Stock") until certain financial criteria were met. Therefore, the dividends on the Preferred Stock have not been declared since 1995 (although they have been fully accrued due to the "cumulative" feature of the Preferred Stock). The aggregate amount of dividends in arrears is approximately $12,749,000 at September 30, 2001 which represents approximately $127.49 per share of Preferred Stock or approximately $12.75 per Depositary Share and is included in "Other Long-term Liabilities" in the accompanying Consolidated Condensed Balance Sheets. Under the terms of the Preferred Stock, the holders of the Depositary Shares were entitled to elect two additional Directors since dividends had been deferred for more than six quarters and they did so at each of the last four Annual Meetings of Stockholders.

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

The Company had a reasonable expectation that the plan, when adopted, could be executed within a twelve-month period. Although more than 90% of the plan was successfully executed by December 31, 2000, the plan was not entirely completed because potential buyers who had executed purchase and sale agreements with the Company withdrew from the purchase of two properties, namely the bulk sale of all of the Massachusetts properties and the sale of the Perini Central property in Phoenix, Arizona. In addition, a program to pursue the bulk sale of the Sabino Springs property in Tucson, Arizona has been unsuccessful to date. When the initially anticipated bulk sales of certain properties did not materialize, the Company adopted a dual strategy of selling individual projects or parcels while continuing to pursue a bulk sale of the remaining properties. In the first nine months of 2001, the Company completed the sales of a property in Wareham, Massachusetts, two parcels in Raynham, Massachusetts, and the Perini Central property in Phoenix, Arizona. Remaining properties to be sold include certain parcels in Raynham, Massachusetts and the Sabino Springs property in Tucson, Arizona. These properties are actively being marketed for sale as individual parcels or as a bulk sale. In the absence of a bulk sale, and with a potential prolonged slowdown in the United States economy, the Company currently estimates that sales of these remaining properties will be concluded sometime during the next 36 to 48 months.

At September 30, 2001 and December 31, 2000, the net current assets of discontinued real estate development operations consisted primarily of real estate properties for sale. The revenues related to discontinued real estate operations are summarized below (in thousands):

                   Three Months Ended                Nine Months Ended
                     September 30,                     September 30,
               ---------------------------       ---------------------------
                 2001             2000             2001             2000
                 ----             ----             ----             ----
Revenues         $953            $ 1,380          $1,936           $ 2,334
               ==========       ==========       ==========       ==========

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(9) Business Segments

The following tables set forth certain updated business segment information relating to the Company’s operations for the three month and nine month periods ended September 30, 2001 and 2000 (in thousands):

Nine months ended September 30, 2001

                                                            Reportable Segments
                                               ----------------------------------------------
                                                                                                              Consolidated
                                                 Building        Civil          Totals        Corporate          Totals
                                               -------------  -------------  --------------  ------------    ----------------
Revenues                                           $937,581      $ 253,295     $ 1,190,876      $      -         $ 1,190,876
Income from Operations                             $ 25,456      $   1,083     $    26,539      $ (3,992) *      $    22,547
Assets                                             $196,624      $ 154,034     $   350,658      $ 40,937  **     $   391,595

Nine months ended September 30, 2000

                                                            Reportable Segments
                                               ----------------------------------------------
                                                                                                              Consolidated
                                                 Building        Civil          Totals        Corporate          Totals
                                               -------------  -------------  --------------  ------------    ----------------
Revenues                                           $548,898      $ 210,943       $ 759,841      $      -         $   759,841
Income from Operations                             $ 21,440      $   1,546       $  22,986      $ (3,904) *      $    19,082
Assets                                             $132,885      $ 132,553       $ 265,438      $ 52,828  **     $   318,266

Three months ended September 30, 2001

                                                            Reportable Segments
                                               ----------------------------------------------
                                                                                                              Consolidated
                                                 Building        Civil          Totals        Corporate          Totals
                                               -------------  -------------  --------------  ------------    ----------------
Revenues                                           $326,698      $  90,778       $ 417,476      $      -         $   417,476
Income from Operations                             $  9,790      $  (1,883)      $   7,907      $ (1,318) *      $     6,589

Three months ended September 30, 2000

                                                            Reportable Segments
                                               ----------------------------------------------
                                                                                                              Consolidated
                                                 Building        Civil          Totals        Corporate          Totals
                                               -------------  -------------  --------------  ------------    ----------------
Revenues                                           $230,000       $ 79,991       $ 309,991      $      -           $ 309,991
Income from Operations                             $  8,073       $     43       $   8,116      $ (1,394) *        $   6,722

*      In all periods, consists of corporate general and administrative expenses.

**    In all periods, corporate assets consist principally of cash, cash equivalents, marketable securities and other investments available for general corporate purposes plus the net assets of discontinued operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS

Results of Operations

Comparison of the Third Quarter of 2001 with the Third Quarter of 2000

Overall revenue from construction operations increased by $107.5 million (or 34.7%), from $310.0 million in 2000 to $417.5 million in 2001. This resulted from increased construction revenues in both building and civil construction operations. Building construction revenues increased by $96.7 million (or 42.0%), from $230.0 million in 2000 to $326.7 million in 2001 due primarily to an increase in the volume of work completed at the Mohegan Sun Casino Expansion project in the eastern United States and the start-up of three hotel/casino projects in the southwestern United States later in 2000. Civil construction revenues increased by $10.8 million (or 13.5%), from $80.0 million in 2000 to $90.8 million in 2001 due primarily to the start-up of several infrastructure projects in the metropolitan New York area later in 2000.

Overall, pretax income increased by $0.1 million (or 1.7%), from $6.0 million in 2000 to $6.1 million in 2001. The positive profit impact of the increased revenues discussed above was largely offset by a lower average gross margin from the Company's construction operations, as well as an increase in construction-related general and administrative expenses.

Income from construction operations decreased by $0.2 million (or 2.5%), from $8.1 million in 2000 to $7.9 million in 2001. Building construction operating income increased by $1.8 million, from $8.0 million in 2000 to $9.8 million in 2001, primarily due to the increase in revenues discussed above which was largely offset by a decrease in the average gross margin from 4.7% in 2000 to 4.2% in 2001 because 2000 included the favorable close out of certain projects. In addition, building construction operating income was negatively impacted by a $1.2 million (or 44.4%) increase in building construction-related general and administrative expenses primarily in connection with the pursuit of new work opportunities. Despite the increase in civil construction revenues discussed above, civil construction operating income decreased by $2.0 million, from a $0.1 million profit in 2000 to a $1.9 million loss in 2001, due primarily to a downward profit revision on a Central Artery/Tunnel project in Boston, Massachusetts.

Interest expense decreased by $0.3 million, from $0.7 million in 2000 to $0.4 million in 2001, due primarily to a reduction in the debt outstanding under the term loan portion of the Company's New Credit Agreement as described in Note 4 of Notes to Consolidated Condensed Financial Statements, as well as lower interest rates in 2001.

The provision for income taxes reflects a lower than normal tax rate for both 2001 and 2000 due to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations.

Comparison of the Nine Months Ended September 30, 2001 with the Nine Months Ended
September 30, 2000

Overall revenue from construction operations increased by $431.1 million (or 56.7%), from $759.8 million in 2000 to $1,190.9 million in 2001. This increase resulted from an increase in building construction revenues of $388.7 million (or 70.8%), from $548.9 million in 2000 to $937.6 million in 2001, due primarily to an increase in the volume of work completed at the Mohegan Sun Casino Expansion project in the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
(Continued)

eastern United States and the start-up of three hotel/casino projects in the southwestern United States. Civil construction revenues increased by $42.4 million (or 20.1%), from $210.9 million in 2000 to $253.3 million in 2001, due primarily to the start-up of several infrastructure projects in the metropolitan New York area.

Overall, pretax income increased by $4.4 million (or 26.7%), from $16.5 million in 2000 to $20.9 million in 2001. This increase primarily reflects the increased revenues discussed above as well as lower interest expense.

Income from construction operations increased by $3.6 million (or 15.7%), from $23.0 million in 2000 to $26.6 million in 2001. Building construction operating income increased by a net of $4.0 million, from $21.5 million in 2000 to $25.5 million in 2001, due to the increase in revenues discussed above which was partially reduced by a decrease in average gross margin from 5.5% in 2000 to 3.9% in 2001 because 2000 included the favorable close out of certain projects. In addition, building construction operating income was negatively impacted by a $2.6 million (or 29.5%) increase in building construction-related general and administrative expenses primarily in connection with the pursuit of new work opportunities. Despite the increase in civil construction revenues discussed above and a decrease in civil construction-related general and administrative expenses, operating income decreased by $0.4 million, from $1.5 million in 2000 to $1.1 million in 2001, due primarily to a downward profit revision on a Central Artery/Tunnel project in Boston, Massachusetts.

Interest expense decreased by $1.6 million, from $3.2 million in 2000 to $1.6 million in 2001, due to (1) the reduction in debt achieved at the end of the first quarter of 2000 as a result of the new equity transaction described in Note 3 of Notes to Consolidated Condensed Financial Statements, (2) lower interest rates in 2001, and (3) continued reduction in the debt outstanding under the term loan portion of the Company's New Credit Agreement as described in Note 4 of Notes to Consolidated Condensed Financial Statements.

The $0.7 million decrease in other income (expense), from income of $0.6 million in 2000 to an expense of $0.1 million in 2001, is primarily due to a decrease in interest income on short-term investments.

The credit (provision) for income taxes reflects a lower than normal tax rate for both 2001 and 2000 due to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations. In addition, the credit for income taxes in 2000 reflects the reversal of foreign taxes accrued in prior years that were no longer required.

Financial Condition

Working capital increased $8.4 million, from $80.5 million at the end of 2000 to $88.9 million at September 30, 2001. The current ratio increased from 1.27:1.00 to 1.31:1.00 during the same period.

During the first nine months of 2001, the Company used $31.5 million in cash to fund $6.0 million used by operating activities, primarily for changes in working capital; $18.3 million for investing activities, primarily to fund construction joint ventures; and $7.2 million for financing activities, primarily to reduce debt by a net amount of $7.4 million.

Long-term debt at September 30, 2001 was $9.7 million, a decrease of $7.5 million from December 31, 2000. The long-term debt to equity ratio at September 30, 2001 was .12:1.00 compared to .28:1.00 at

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
(Continued)

December 31, 2000.

Periodically, the Company receives permanent cash distributions of profit from its construction joint ventures. In addition, the Company has access to temporary cash distributions of available operating funds from certain joint ventures in which it participates. Generally, these joint ventures distribute cash at the end of each quarter to the participants who will then return these funds at the beginning of the next quarter.

Effective March 29, 2000, the Company entered into a New Credit Agreement with its lenders. The New Credit Agreement provides for a $35 million Term Loan and a $21 million Revolving Credit Facility. The New Credit Agreement requires, among other things, that the Company repay the Term Loan quarterly through 2002 and the Revolving Credit Facility by January 21, 2003. Under the terms of the New Credit Agreement, the Company had $21 million available to borrow under the maximum commitment of $33.3 million at September 30, 2001. In addition, on September 6, 2000, the Company completed a refinancing of its corporate headquarters building for $7.5 million at an annual interest rate of approximately 9%. The loan is payable in monthly installments over a ten-year period with a balloon payment of $5.3 million due in 2010. Management believes that cash generated from operations and existing credit lines should be adequate to meet the Company's funding requirements for at least the next twelve months.

In conjunction with the covenants of the Company's current and prior Credit Agreements, the Company was required to suspend the payment of quarterly dividends on its $21.25 Preferred Stock ("Preferred Stock") until certain financial criteria were met. The aggregate amount of dividends in arrears is approximately $12,749,000 at September 30, 2001. As of December 31, 2000, the financial criteria in the Credit Agreement which restricted the payment of dividends were satisfied, thereby making the resumption of dividends possible if the Company believed that its working capital was sufficient to warrant the resumption of payment of the regular dividend or any of the dividends in arrears on the Preferred Stock. The Company does not currently have any plans or target date for when this action may occur. This decision is based on the following circumstances:

  A strong working capital position provides the Company the option of performing large projects without a joint venture partner or to assume the sponsoring partner position resulting in a larger proportionate interest and a greater share of joint venture profits.

  A significant amount of working capital is dedicated to the funding requirements of the Company's construction backlog, including collection of receivables, and the timely resolution of unapproved change orders and contract claims.

  The Company is currently in the process of pursuing a strategy to profitably expand its construction business internally or through acquisition, either of which will likely require additional capital.

  The Company is currently in the process of replacing its existing Credit Agreement with a new bank group which may result in future restrictions on the Company's ability to pay dividends.
Outlook
  Construction Operations - The overall construction backlog at September 30, 2001 was $1.45 billion, a 19% decrease from the $1.79 billion record year-end backlog at December 31, 2000. With a strong

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
(Continued)

backlog in hand, the Company plans to continue its strategy of improving the profitability of its construction operations by emphasizing gross margin and bottom line improvement. The Company is also continuing the process of pursuing a strategy to profitably expand its construction business internally or through acquisition.

  Management believes that the events of September 11, 2001, coupled with a prolonged slowdown in the United States economy, may result in a slowdown in the growth of the Company's gaming and hospitality building markets. This slowdown is more likely to impact the large destination resort areas such as Las Vegas and Atlantic City rather than the regional resorts such as Native American-owned casino gaming, both of which are strong contributors to the Company's results. Conversely, the planned economic stimulus package should also result in an increase in publicly-funded civil infrastructure repair projects, thereby providing new work opportunities for the Company's civil construction operation. At this time, management believes that the overall impact of this slowdown will be moderate with conditions improving by the second half of 2002.
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

QUANTITATIVE AND QUALITATIVE DISLOSURES ABOUT MARKET RISK

There has been no material change in the Company's exposure to market risk since December 31, 2000.

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

Part II. - Other Information (Continued)

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

        The trial concluded before the successor judge on October 25, 2001.  A decision is expected sometime in the first quarter of 2002.

        Tutor-Saliba-Perini v. MTA Matter
        During 1995, a joint venture, Tutor-Saliba-Perini ("TSP"), in which Perini Corporation is a 40% minority partner and Tutor-Saliba Corporation of Sylmar, CA is the 60% managing partner, filed a complaint in the
        Superior Court of the State of California for the County of Los Angeles against the Los Angeles County
        Metropolitan Transportation Authority ("MTA") seeking to recover cost for extra work required by the MTA
        in connection with the construction of the Wilshire/Normandie Subway Station.   Mr. Ronald N. Tutor, the
        Chairman and CEO of Perini Corporation since March of 2000, is also the CEO and the sole stockholder of Tutor-Saliba Corporation.  In February 1999, the MTA filed a cross complaint against TSP,
        Tutor-Saliba Corporation, Perini Corporation, and their respective surety companies (together the "cross defendants").

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

        TSP has appealed the decision. The ultimate financial impact, if any, of this case is not yet determinable and, therefore, no impact is reflected in the Company's financial statements.

        Perini/Kiewit/Cashman Joint Venture - Central Artery/Tunnel Project Matter
        Perini/Kiewit/Cashman Joint Venture ("PKC"), a joint venture in which Perini Corporation holds a 56%
        interest and is the managing partner, is currently pursuing a series of claims for additional contract time and/or compensation against the Massachusetts Highway Department ("Owner") for work performed by
        PKC on a portion of the Central Artery/Tunnel project in Boston, Massachusetts.  The claims relate to the construction of the Northbound Mainline Central Artery Tunnel from Kneeland Street to Congress
        Street.  During construction the Owner ordered PKC to perform changes to the work and issued related direct cost changes with a value, excluding time delay and inefficiency costs, in excess of $100 million.  In addition, PKC encountered a number of unforeseen conditions during construction that greatly increased
        PKC's cost of performance.

        PKC's claims are currently being presented to a Disputes Review Board ("DRB") which consists of
        three (3)Construction Experts chosen by the parties.   To date, the DRB has ruled that PKC is entitled to
        additional compensation for its contract time delay claim in the amount of $17.4 million.  The claims yet to be heard by the DRB have a stated value in excess of $93 million.  The majority of those claims
        (approximately $75 million) will be decided by the DRB, as arbitrators, on a binding basis.  The remaining

Part II. - Other Information (Continued)

        claims will be decided by a separate DRB under the original contract provisions on a non-binding basis.
        The DRB is currently considering PKC's utility impact claim with additional claims to be presented in 2002.

        The Owner has brought a separate proceeding in the Massachusetts Superior Court challenging the authority of the DRB to issue its rulings and the substance of the DRB's decisions to date.  This challenge includes, but is not limited to, a challenge based upon the rulings of a prior DRB and/or the prior decisions of the Owner's representative on the Project.  These challenges, along with a request by PKC to confirm the latest decision of the DRB, are currently before the Massachusetts Superior Court.  The ultimate financial impact of resolving the claims and related court actions cannot be determined at this time.

Item 2. - Changes in Securities and Use of Proceeds

(a)     None

(b)     None

(c)     None

(d)     Not applicable

Item 3. - Defaults Upon Senior Securities

(a)     None

(b)     In accordance with the covenants of the 1995 Amended Revolving Credit Agreement, the First
        Amended and Restated Credit Agreement effective January 17, 1997 and the Second Amended and Restated Credit Agreement effective March 29, 2000, the Company was required to suspend the payment of quarterly dividends on its $21.25 Convertible Exchangeable Preferred Stock ("Preferred
        Stock") until certain financial criteria were met, commencing with the dividend that normally would have been declared during December 1995 through the dividend that normally would have been declared during September 2001.  As of September 30, 2001, the aggregate amount of dividends in arrears is approximately $12,749,000, which represents approximately $127.49 per share of Preferred
        Stock or approximately $12.75 per Depositary Share.  While these dividends have not been declared or paid, they have been fully accrued in accordance with the "cumulative" feature of the Preferred Stock.

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

Part II. - Other Information (Continued)

                  4.15      Exchange Agreement by and between Perini Corporation and The Common Fund for
                            Non-Profit Organizations, dated as of February 14, 2000 - Exhibit10.3 to Form 8-K
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

                                                 Perini Corporation
                                                 ------------------
                                                 Registrant

Date: November 8, 2001                           /s/Robert Band
                                                 ------------------------------------------------------
                                                 Robert Band, President and Chief Operating Officer

Date: November 8, 2001                           /s/Michael E. Ciskey
                                                 ----------------------------------------------------
                                                 Michael E. Ciskey, Vice President and Controller