Form 10-K
period 2001-12-31
PERINI CORP
filed 2002-03-21
CIK 77543

FORM 10-K

Securities and Exchange Commission                                                                                     Commission File No. 1-6314
Washington, DC 20549

(Mark One)

[X]      Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934.

For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of voting Common Stock held by nonaffiliates of the registrant is $32,451,332 as of February 25, 2002. The Company does not have any non-voting Common Stock.

The number of shares of Common Stock, $1.00 par value per share, outstanding at February 25, 2002 is 22,664,135.

Documents Incorporated by Reference

Portions of the annual proxy statement for the year ended December 31, 2001 are incorporated by reference in Part III.

                                                 PERINI CORPORATION

                                               INDEX TO ANNUAL REPORT

                                                    ON FORM 10-K

                                                                                                 PAGE

PART I

Item 1:      Business                                                                            2 - 11

Item 2:      Properties                                                                          11

Item 3:      Legal Proceedings                                                                   12 - 14

Item 4:      Submission of Matters to a Vote of Security Holders                                 14

PART II

Item 5:      Market for the Registrant's Common Stock and Related Stockholder Matters            15

Item 6:      Selected Financial Data                                                             16 - 17

Item 7:      Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                          18 - 25

Item 7A:     Quantitative and Qualitative Disclosure About Market Risk                           25

Item 8:      Financial Statements and Supplementary Data                                         25

Item 9:      Disagreements on Accounting and Financial Disclosure                                25

PART III

Item 10:     Directors and Executive Officers of the Registrant                                  26 - 27

Item 11:     Executive Compensation                                                              27

Item 12:     Security Ownership of Certain Beneficial Owners and Management                      27

Item 13:     Certain Relationships and Related Transactions                                      27

PART IV

Item 14:     Exhibits, Financial Statement Schedules and Reports on Form 8-K                     28

Signatures                                                                                       29

PART I.

ITEM 1. BUSINESS

Forward-looking Statements

      The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company's or its management's expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements are based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the control of the Company) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules; the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings; changes in federal and state appropriations for infrastructure projects; possible changes or developments in worldwide or domestic, social, economic, business, industry, market and regulatory conditions or circumstances; and actions taken or omitted to be taken by third parties including the Company's customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials. Also see "Risk Factors" on page 9. Should one or more of these risks or uncertainties materialize, or should any of the Company's assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Introduction

      Perini Corporation and its subsidiaries (the "Company", unless the context indicates otherwise) are engaged in the construction business. The Company was incorporated in 1918 as a successor to businesses which had been engaged in providing construction services since 1894. The Company currently provides general contracting, construction management and design-build services to private clients and public agencies throughout the United States and selected overseas locations. The Company's construction business involves two basic segments or operations: building and civil.

      The general building and civil contracting services provided by the Company consist of planning and scheduling the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms, plans and specifications contained in a construction contract. The Company provides these services by using traditional general contracting arrangements, such as fixed price, guaranteed maximum price and cost plus award fee contracts, and to a lesser extent construction management or design-build contracting arrangements. These contract types and risks generally inherent therein are discussed below:

  Fixed price contracts (“FP”), which include fixed unit price contracts, are generally used in competitively bid public civil construction projects and, to a lesser degree, building construction projects and generally commit the contractor to provide all of the resources required to complete a project for a fixed sum or at fixed unit prices. Usually FP contracts transfer more risk to the contractor but offer the opportunity, under favorable circumstances, for greater profits. With the Company’s publicly bid civil construction projects, fixed price contracts continue to represent a significant portion of the backlog. Also, design-build projects are generally performed under a FP contract.

  Cost plus award fee contracts (“CPAF”) provide for reimbursement of the costs, as defined, of resources required to complete a project, but usually have a nominal lower base fee and an incentive fee based on cost and/or schedule performance. CPAF contracts serve to minimize the contractor’s financial risk, but may limit profits.

  Guaranteed maximum price contracts (“GMP”) provide for a cost plus fee arrangement up to a maximum agreed upon price. These contracts place risks on the contractor for amounts in excess of the GMP, but may permit an opportunity for greater profits than under CPAF contracts through sharing agreements with the owner on any cost savings that may be realized. A significant portion of the Company’s building work is performed under GMP contracts.

  Construction management contracts (“CM”) under which a contractor agrees to manage a project for the owner for an agreedupon fee which may be fixed or may vary based upon negotiated factors. The contractor generally provides services to supervise and coordinate the construction work on a project, but does not directly purchase contract materials, provide construction labor and equipment or enter into agreements with subcontractors. CM contracts serve to minimize the contractor’s financial risk, but may limit profit relative to the overall scope of a project.

      Under certain situations which include, but are not limited to, contract type, project size, complexity or geographic location, the Company will continue to attempt to minimize its financial and/or operational risk, as it has in the past, by participating in construction joint ventures, often as the sponsor or manager of the project, for the purpose of bidding and, if awarded, performing the agreed upon construction services. These joint ventures are based on a joint venture agreement whereby each of the joint venture participants is usually committed to supply a predetermined percentage of capital, as required, and to share in the same predetermined percentage of income or loss of the project on a joint and several basis. Although joint venture arrangements tend to minimize the risk of loss, the Company's initial obligations to the joint venture may increase as a result of the joint and several nature of the arrangement if one of the other participants is financially unable to bear its portion of its required capital contributions. For further information regarding certain joint ventures, see Notes 2 and 11 of Notes to Consolidated Financial Statements.

      In the normal course of the business, the Company periodically evaluates its existing construction markets and seeks to identify any growing markets where it feels it has the expertise and management capability to successfully compete or withdraw from markets which are no longer economically attractive.

Operating Structure

      The building and civil segments operate as decentralized profit centers as more fully described below and independently identify, estimate and negotiate or submit bids to obtain projects and are accountable for the successful completion of projects awarded. Each segment has Company personnel assigned to perform the following functions: executive which coordinates and has overall responsibility for the other functions performed by the segment; work acquisition which includes business development, marketing, preconstruction services and the estimating process; operations which provides overall planning and supervision of the project teams including project staffing, such as project managers, superintendents, engineers, schedulers, equipment and safety personnel, as required for each project; and financial control which includes staffing of financial control personnel assigned to projects. These segments are supported by certain centralized corporate functions, including treasury, human resources, risk management, legal, internal audit, information technology, tax and accounting functions.

      The building operation provides its services through regional offices located in several metropolitan areas: Boston, serving New England, the Mid-Atlantic and Southeast areas; and Phoenix and Las Vegas, serving Arizona, Nevada and California. The building operation also maintains satellite offices in Celebration, Florida, Atlantic City, New Jersey and Detroit, Michigan. The Company's building contracting services are provided by Perini Building Company, Inc., a wholly owned subsidiary. This company combines substantial resources and expertise to better serve clients within the building construction market and enhances Perini's name recognition in this market. The Company undertakes a broad range of building construction projects and is well known for its hospitality and gaming industry projects, and for its health care facilities, correctional facilities, sports complexes, multi-unit residential, commercial, civic, cultural and educational facilities.

      The civil operation provides its services through regional offices located in the Boston and New York City metropolitan areas and undertakes large public civil projects in the East, with current emphasis on the major New York City and Boston metropolitan areas, and selectively in other geographic locations in the United States. The Company's civil contracting services are provided by "Perini Civil", which is an operating division of Perini Corporation, and include construction and rehabilitation of highways, bridges, subways, tunnels, airports, marine projects and waste water treatment facilities. The Company has been active in civil operations since 1894 and believes that it has particular expertise in large and complex civil construction projects. The Company believes that infrastructure rehabilitation is, and will continue to be, a significant market in 2002 and beyond.

      Perini Management Services, Inc. ("PMSI", formerly Perini International Corporation), a wholly owned subsidiary, provides a broad range of construction services (primarily building) to U.S. government agencies in the U.S. and selected overseas locations, funded primarily in U.S. dollars. In addition, a joint venture managed by PMSI provides maintenance/modification and support services at ten nuclear power generating plant sites in the Midwest and in the East under a multi-year contract with a private client. In selected situations, PMSI pursues other work internationally. PMSI is combined with Perini Building Company to form the Company's building segment for financial reporting purposes.

Strategy

      Overall, the Company continues to focus on optimizing value for its shareholders by actively pursuing higher margin projects in markets where it has considerable expertise and developing project opportunities through its strong client relationships, as well as managing its operations to achieve on-time delivery, tight cost controls, safe working conditions and high quality standards. The Company's current strategy is to concentrate on the civil construction market in the East and specialized niche building construction markets throughout the United States, with the goal in both markets to continue to increase profit margins. In addition, the Company is continuing the process of pursuing a strategy to profitably expand its construction business internally or through acquisition. The Company believes the best opportunities for growth in the coming years for its civil construction business are in the urban infrastructure market, particularly in metropolitan New York and Boston, and selectively in other large, complex projects throughout the United States. The Company's strategy in building construction is to take advantage of its positive reputation in certain niche markets and to expand into new markets compatible with its expertise. Internally, the Company plans to continue to improve efficiency through strict attention to project control procedures and the control of overhead expenses. Finally, the Company continues to expand its expertise to assist public owners to develop necessary facilities through creative alternative project delivery methods, including public/private ventures, design-build and design-build-operate-maintain ("DBOM") arrangements.

Revenues

      Information on lines of business and foreign business is included under the following captions of this Annual Report on Form 10-K for the year ended December 31, 2001.

                                                                                         Annual Report
                                                                                         on Form 10-K
                                            Caption                                       Page Number

Selected Consolidated Financial Information                                                 16 - 17

Management's Discussion and Analysis                                                        18 - 25

Note 13 of Notes to Consolidated Financial Statements, entitled "Business Segments"         58 - 59

      While the "Selected Consolidated Financial Information" presents certain business segment information for purposes of consistency of presentation for the five years ended December 31, 2001, additional business segment information required by Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", for the three years ended December 31, 2001 is included in Note 13 of Notes to Consolidated Financial Statements.

      A summary of revenues by business segment for each of the three years in the period ended December 31, 2001 is as follows (in thousands):

                                          Revenues For Year Ended December 31,
                                      ---------------------------------------------
                                          2001            2000            1999
                                          ----            ----            ----

Building                                $1,199,439       $ 826,191       $ 696,407
Civil                                      353,957         279,469         323,077
                                      -------------   -------------   -------------
     Total                              $1,553,396     $ 1,105,660     $ 1,019,484
                                      =============   =============   =============

      During 2001, the Company was active in the building, civil and, to a lesser extent, the international construction markets, and performed work for over 40 federal, state and local governmental agencies or authorities and private customers under approximately 85 separate contracts. A significant portion of the increase in building construction revenues during 2001 and 2000 is due to the impact of the Mohegan Sun Phase II Expansion Project ("Mohegan Sun Project") initially obtained in 1999 (see comments under "Backlog" below). Due to the Company's trend toward fewer but larger contracts, a material part of the Company's business has been dependent on a limited number of private customers and/or public agencies in recent years (see Note 13 of Notes to Consolidated Financial Statements).

                                  Revenues by Client Source
                                  -------------------------

                                                    Year Ended December 31,
                                                 -------------------------------
                                                   2001        2000      1999
                                                 --------    -------    --------

Private Owners                                      73%         68%        60%
Federal Governmental Agencies                        3           4          3
State, Local and Foreign Governments                24          28         37
                                                 --------    -------    --------
                                                   100%        100%       100%
                                                 ========    =======    ========

      Historically, a high percentage of Company contracts have been of the fixed price and GMP type. A summary of revenues and backlog by type of contract for the most recent three years follows:

     Revenues - Year Ended
         December 31,                               Backlog as of December 31,
--------------------------------                   ------------------------------

   2001        2000       1999                       2001       2000       1999
----------  ---------  ---------                   --------   --------   --------

   25%         32%        46%      Fixed Price        41%        46%        38%
   75          68         54       CPAF, GMP or CM    59         54         62
----------  ---------  ---------                   --------   --------   --------
  100%        100%       100%                        100%       100%       100%
==========  =========  =========                   ========   ========   ========

Backlog

      The Company includes a construction project in its backlog at such times as a contract is awarded or a firm letter of commitment is obtained, and funding is in place. As a result, the backlog figures are firm, subject only to the cancellation provisions contained in the various contracts. Historically, these provisions have not had a material adverse effect on the Company.

      As of December 31, 2001, the Company had a year end construction backlog of $1.21 billion compared to the record year end backlog of $1.79 billion as of December 31, 2000 and $1.66 billion as of December 31, 1999. The backlog is summarized below by geographic area and also by business segment:

                                       Backlog (in thousands) as of December 31,
                       --------------------------------------------------------------------------
                           2001                      2000                      1999
                       -----------------------   -----------------------   ----------------------

Northeast                 $ 548,728      45%      $ 1,219,166      68%       $1,089,234     66%
Mid-Atlantic                 30,261       3            53,334       3            45,084      3
Southeast                     9,058       1           115,165       6           210,395     12
Midwest                     247,648      20           110,867       6           144,895      9
Southwest                   141,478      12           206,796      12            44,994      3
West                        135,709      11               885       -             1,264      -
Foreign                     100,653       8            82,518       5           122,211      7
                       -------------   -------   -------------   -------   -------------  -------

Total                   $ 1,213,535     100%      $ 1,788,731     100%       $1,658,077    100%
                       =============   =======   =============   =======   =============  =======

      Backlog in the Northeast region of the United States increased substantially during 1999 due to the addition of a construction contract for the Mohegan Sun Project with an initial contract price of $650 million and otherwise remained strong through 2000 because of the Company's ability to meet the needs of the growing infrastructure construction and rehabilitation market in this region, particularly in the metropolitan New York and Boston areas. The primary reason for the decrease in backlog in the Northeast region and overall at the end of 2001 is due to the substantial completion of the Mohegan Sun Project. The fluctuation in backlog in the other regions is partly due to the timing of the signing and start-up of new contracts rather than a longer term trend.

                                  Backlog (in thousands) as of December 31,
                 -----------------------------------------------------------------------------
                     2001                       2000                       1999
                 ------------------------   -----------------------    -----------------------

Building             $ 738,546       61%     $ 1,051,364       59%      $ 1,114,366      67%
Civil                  474,989       39          737,367       41           543,711      33
                 --------------   -------   -------------    ------    -------------   -------
Total              $ 1,213,535      100%     $ 1,788,731      100%      $ 1,658,077     100%
                 ==============   =======   =============    ======    =============   =======

      The Company estimates that approximately $430 million of its backlog at December 31, 2001 will not be completed in 2002.

The Contract Process

      The Company identifies potential projects that it might be interested in pursuing from a variety of sources, including, but not limited to, advertisements by federal, state and local governmental agencies, meetings of the Company's business development personnel with potential customers to discuss their current and future construction projects or programs, meeting with knowledgeable participants in the construction industry such as architects, engineers, bankers and sureties, and general awareness of current events and trends in business and various levels of government spending and budgets.

      After ascertaining the projects available, the Company further refines the list by considering other criteria, such as project size, duration, availability of estimating and project personnel, current backlog, perceived competitive advantages and disadvantages, prior experience on similar projects, contracting agency or owner, geographic location, type of contract and other financial and operational risk factors.

      After deciding which contracts to pursue, the Company usually has to complete a prequalification process with the applicable agency or owner. The prequalification process generally limits bidders to those companies with operational experience and financial capability to effectively complete the particular project(s) in accordance with the plans, specifications and construction schedule.

      The estimating process generally involves three phases. Initially, the Company performs a detailed review of the plans and specifications, summarizes the various types of work involved and related estimated quantities, determines the project duration or schedule, and highlights the unique and riskier aspects of the project. After the initial review, a decision is made to continue to pursue the project or not. Assuming the answer is positive, the Company performs the second phase of the estimating process which consists of estimating the cost and availability of labor, material, equipment, subcontractors and the project team required to complete the project on time and in accordance with the plans and specifications. The final phase consists of a detailed review of the estimate by management, including, among other things, assumptions regarding cost, approach, means and methods, productivity and risk. After the final review of the cost estimate, management adds an amount for profit to arrive at the total bid amount.

      Public bids to various governmental agencies are generally awarded to the lowest bidder. Bids or negotiated contracts with private owners are generally awarded to the lowest bidder, but many times other factors, such as shorter project schedules or prior experience with the owner, result in the award of the contract based upon factors other than price. Most public sector contracts provide for termination of the contract at the election of the contracting agency. In such events, the Company is generally entitled to receive reimbursement for all costs incurred on the project plus a reasonable profit. Many of the Company's contracts are subject to interim or final completion dates or milestones with liquidated damages assessed against the Company if the specified milestone dates are not achieved. Historically, such provisions have not had a material adverse effect on the Company.

      During the normal course of most projects, the owner and sometimes the contractor initiate modifications or changes to the original contract to reflect, among other things, changes in specifications or design, method or manner of performance, facilities, equipment, materials, site conditions and period for completion of the work. Generally the scope and price of these modifications are documented in a "change order" to the original contract and reviewed, approved and paid in accordance with the normal change order provisions of the contract. Many times, the change orders define the scope of work and the contractor is directed to proceed, but the price of the work is subject to further negotiations after the work is performed by the contractor. Other times, an owner may direct the contractor to perform certain change order work when both scope and price are not approved in advance or are in dispute. If the owner decides the directive does not result in additional compensation to the contractor and the contractor believes the directives to be outside the scope of the original bid documents, or if the physical conditions found on the project site are different from those presented in the bid documents, or for any variety of other reasons the contractor believes the directive to perform the work creates costs that could not reasonably be anticipated from the bid documents, the contract permits the contractor to make a request for an adjustment to the contract price. Such adjustment requests are often called contract claims. The process for resolving claims may vary from one contract to another but, in general, there is a process to attempt to resolve claims at the project supervisory level through the normal change order process or with higher levels of management within the organization of the contactor and the owner. Depending upon the terms of the contract, claim resolution may employ a variety of other resolution methods including mediation, binding or non-binding arbitration, or litigation. Regardless of the process, it is typical that when a potential claim arises on a project, the contractor has the contractual obligation to perform the work and must incur the related costs. The contractor does not recoup the costs until the claim is resolved. It is not uncommon for the claim resolution process to take months or years to resolve, especially if it involves litigation.

      The Company's contracts generally involve work durations in excess of one year. Revenue on contracts in process is generally recorded under the percentage of completion contract accounting method. For a more detailed discussion of the Company's policy in these areas, see Note 1(d) of Notes to Consolidated Financial Statements, entitled "Method of Accounting for Contracts".

      Because the Company's results are primarily generated from a limited number of significant active construction projects, results in any given fiscal quarter can vary depending on the timing of progress achieved and changes in the estimated profitability of the projects being reported. Progress on projects in certain areas may also be delayed by weather conditions depending on the type of project, stage of completion and severity of the weather. Such delays, if they occur, may result in more volatile quarterly operating results due to more or less progress than anticipated being achieved on certain projects. Therefore, the reported results for any one fiscal quarter may not be indicative of future results.

Competition

      The construction business is highly competitive. Competition is based primarily on price, reputation for on time completion, quality, reliability and financial strength of the contractor. While the Company experiences a great deal of competition from other large general contractors, some of which may be larger and have greater financial resources than the Company, as well as from a number of smaller local contractors, it believes it has sufficient technical, managerial and financial resources, combined with a positive reputation for performance, to be competitive in each of its major market areas.

Construction Costs

      While the Company's construction business may experience some adverse consequences if shortages develop or if prices for materials, labor or equipment increase excessively, provisions in certain types of contracts often shift all or a major portion of any adverse impact to the owner. On fixed price contracts, the Company attempts to insulate itself from the unfavorable effects of inflation by incorporating escalating wage and price assumptions, where appropriate, into its construction bids. Construction and other materials used in the Company's construction activities are generally available locally from multiple sources and have been in adequate supply during recent years. Construction work in selected overseas areas primarily employs expatriate and local labor which can usually be obtained as required. The Company does not anticipate any significant impact in 2002 from material and/or labor shortages or price increases.

Certain Economic Trends

      Economic and demographic trends tend not to have a material impact on the Company's civil construction operation. Instead, the Company's civil construction markets are dependent on the amount of civil infrastructure work funded by various governmental agencies which, in turn, may depend on the condition of the existing infrastructure or the need for new or expanded infrastructure. The building markets in which the Company participates are dependent on economic and demographic trends, as well as governmental policy decisions as they impact the specific geographic markets.

Environmental Matters

      The Company has minimal exposure to environmental liability as a result of the activities of Perini Environmental Services, Inc. ("Perini Environmental"), a wholly owned subsidiary of the Company that was phased out during 1997. Perini Environmental provided hazardous waste engineering and construction services to both private clients and public agencies nationwide. Perini Environmental was responsible for compliance with applicable laws in connection with its clean up activities and bore the risk associated with handling such materials. In addition to strict procedural guidelines for conduct of this work, the Company and Perini Environmental generally carried insurance or received satisfactory indemnification from customers to cover the risks associated with this business. The Company also owns real estate in three states and as an owner, is subject to laws governing environmental responsibility and liability based on ownership. The Company is not aware of any significant environmental liability associated with its ownership of real estate.

      The Company has been named in a number of claims from former employees of subcontractors regarding exposure to asbestos on certain Company projects. None of the claims have resulted in or are expected to result in a material settlement.

      The Company is not aware of any significant environmental liability associated with its construction operations or any of its corporate activities.

Risk Factors

      The Company and its business segments are subject to a number of risks, including those summarized below. Such risks could have a material adverse effect on the Company's financial condition, results of operations and cash flows. Also, see disclosure under "Forward-looking Statements" on page 2.

  Highly Competitive Industry – The Company is involved in a very competitive business, especially with respect to those contracts awarded by the competitive bidding process. In certain instances, the Company competes against contractors that have greater financial and other resources than the Company.

  Decrease in Governmental Funding of Infrastructure Projects – The Company’s civil construction markets are dependent on the amount of civil infrastructure work funded by various governmental agencies which, in turn, may depend on the condition of the existing infrastructure, the need for new or expanded infrastructure and other federal, state or local government budget requirements.

  Negative Economic and Demographic Trends – The building markets in which the Company participates are dependent to some degree on positive economic and demographic trends, as well as government policy decisions as they impact the specific geographic markets.

  Fixed Price and Fixed Unit Price Contracts Shift Risk of Increased Costs to Company – A substantial portion of the Company’s revenues and current backlog are based on fixed price or fixed unit price contracts that involve risks relating to the Company’s potential responsibility for increased cost of performance under the contract. Generally, under these contracts any increase in the Company’s unit cost not caused by a modification or compensable change to the original contract, whether due to inflation, inefficiency, faulty estimates or other factors, is absorbed by the Company. There are a number of other factors that could create differences in contract performance and results as compared to the original contract estimate for which the owner may be partially liable that include, among other things, differing site conditions, availability of skilled labor in a particular geographic location, availability of materials and abnormal weather conditions.

  Other Contract Provisions – All federal, state and local government contracts and many of the Company’s other contracts provide for termination of the contract at the convenience of the owner. In addition, many of the Company’s contracts are subject to specific completion schedule requirements with liquidated damages charged to the Company in the event the construction schedules are not achieved. Historically, such provisions have not had a material adverse effect on the Company.

  Design-build projects carry additional risks such as design error and scope of work risks. It is the Company’s practice to actively manage the design effort and to determine that project-specific insurance for this risk has been obtained.

  The Contract Process May Shift Timing and Other Related Payment Risks to Company – Generally under the terms of a contract, the Company is required to perform extra or change order work as directed by the owner even if the owner hasn’t agreed in advance on the scope and/or price of the work to be performed. While this process may result in an approved change order to the original contract in accordance with the relevant contract terms, many times this process results in disputes either (1) over whether or not the work performed is beyond the scope of the work included in the original project plans and specifications or (2) if the parties agree that the work performed qualifies as extra work, the price the owner is willing to pay for the extra work. When the parties disagree about extra work, the Company generally is at a disadvantage since it is contractually obligated to complete the work which may adversely impact the timely scheduling of other project work, as well as the specified contract milestone date(s). Significant extra work, whether in the form of unapproved change orders or claims, that isn’t resolved on a timely basis or is resolved for less than anticipated amounts adversely impacts the Company’s working capital, cash flow and possibly earnings. (See Item 3. Legal Proceedings included elsewhere in this Form 10-K.)

Discontinued Operations - Real Estate

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

      The Company had a reasonable expectation that the plan, when adopted, could be executed within a twelve-month period. Although more than 93% of the plan was successfully executed by December 31, 2000, the plan was not entirely completed because potential buyers who had executed purchase and sale agreements with the Company withdrew from the purchase of two properties, namely the bulk sale of all of the Massachusetts properties and the sale of the Perini Central property in Phoenix, Arizona. In addition, a program to pursue the bulk sale of the Sabino Springs property in Tucson, Arizona has been unsuccessful to date. When the initially anticipated bulk sales of certain properties did not materialize, the Company adopted a dual strategy of selling individual projects or parcels while continuing to pursue a bulk sale of the remaining properties. During 2001, the Company completed the sale of a property in Wareham, Massachusetts, two parcels in Raynham, Massachusetts, and the Perini Central property in Phoenix, Arizona. Remaining properties to be sold include certain parcels in Raynham, Massachusetts and the Sabino Springs property in Tucson, Arizona. These properties are actively being marketed for sale as individual parcels or as a bulk sale. In the absence of a bulk sale, and with a potential prolonged slowdown in the United States economy, the Company currently estimates that sales of these remaining properties will be concluded sometime during the next 36 to 48 months.

      PL&D or Paramount Development Associates, Inc. ("Paramount"), a wholly owned subsidiary of PL&D, owned the following real estate properties during 2001:

Massachusetts

      Raynham Woods Commerce Center, Raynham - During the late 1980's, Paramount acquired a 409-acre site (equivalent to 300 net saleable acres) located in Raynham, Massachusetts and completed infrastructure work on a major portion of the site which was being developed as a mixed-use corporate park known as "Raynham Woods Commerce Center". From 1989 through 2000, Paramount sold an aggregate of 147 net acres to various users. Paramount sold 9 net acres during 2001 which leaves approximately 144 buildable acres for sale.

      Wareham - In early 1990, Paramount acquired an 18.9-acre parcel of land at the junction of Routes 495 and 58 in Wareham, Massachusetts. The property was sold in 2001.

Arizona

      Perini Central Limited Partnership, Phoenix - In 1985, PL&D (75%) entered into a joint venture with the Central United Methodist Church (25%) to master plan and develop approximately 4.4 acres in midtown Phoenix. In 1990, the project was successfully rezoned to permit development of 580,000 square feet of office, 37,000 square feet of retail and 162 luxury apartments. The property was sold in 2001.

      Sabino Springs Estates, Tucson - During 1990, the Tucson Board of Supervisors unanimously approved a plan for this 410-acre residential golf course community close to the foothills on the east side of Tucson, which approval was later affirmed by the Arizona Supreme Court. In 1993, PL&D sold a major portion of the property to an international real estate company, who completed a championship golf course and clubhouse within the project in 1995. During 2001, PL&D completed infrastructure development on the remaining property. The remaining 32 estate lots retained by PL&D are currently for sale either in bulk or as individual lots.

Insurance and Bonding

      All of the Company's properties and equipment, both directly owned or owned through joint ventures with others, are covered by insurance, and management believes that such insurance is adequate. During the last three years, the Company has significantly limited its financial risk under its worker's compensation and general liability insurance coverage by purchasing traditional insurance policies in a favorable insurance market. Due to current tight conditions in the insurance market, effective for the calendar year 2002, the Company found it necessary to purchase worker's compensation and general liability policies with a Company self-insured deductible limit of $250,000 per occurrence, with appropriate aggregate caps on losses retained.

      In conjunction with its construction business, the Company is often required to provide various types of surety bonds. The Company has a co-surety arrangement with three sureties, one of which it has dealt with for over 75 years, and it has never been refused a bond. Although from time-to-time the surety industry encounters limitations affecting the bonding of very large projects, these limits have not had an adverse impact on the Company's operations.

Employees

      The total number of personnel employed by the Company is subject to seasonal fluctuations, the volume of construction in progress and the relative amount of work performed by subcontractors. During 2001, the average number of employees was approximately 2,300 with a maximum of approximately 3,400 and a minimum of approximately 1,600.

      The Company operates as a union contractor. As such, it is a signatory to numerous local and regional collective bargaining agreements, both directly and through trade associations, throughout the country. These agreements cover all necessary union crafts and are subject to various renewal dates. Estimated amounts for wage escalation related to the expiration of union contracts are included in the Company's bids on various projects and, as a result, the expiration of any union contract in the next fiscal year is not expected to have any material impact on the Company.

ITEM 2. PROPERTIES

      Properties for sale applicable to the Company's previously discontinued real estate activities are described in detail in Item 1. Business on page 10. Properties used in operations are summarized below:

                               Business               Owned or            Approximate         Approximate Square
                              Segment(s)          Leased by Perini           Acres           Feet of Office Space
                           ------------------     ------------------     ---------------     ---------------------
   Principal Offices
------------------------
Framingham, MA               Building and Civil         Owned                   9                  100,000
Phoenix, AZ                    Building                Leased                   -                   22,700
Hawthorne, NY                    Civil                 Leased                   -                   12,500
Celebration, FL                Building                Leased                   -                    4,800
Las Vegas, NV                  Building                Leased                   -                    2,900
Detroit, MI                    Building                Leased                   -                    2,800
Atlantic City, NJ              Building                Leased                   -                    1,100
                                                                         ---------------     ---------------------
                                                                                9                  146,800
                                                                         ===============     =====================

  Principal Permanent
     Storage Yards
------------------------
Bow, NH                          Civil                  Owned                  70
Framingham, MA             Building and Civil           Owned                   6
Las Vegas, NV                  Building                Leased                   2
                                                                         ---------------
                                                                               78
                                                                         ===============

      The Company's properties are well maintained, in good condition, adequate and suitable for the Company's purpose and fully utilized.

ITEM 3. LEGAL PROCEEDINGS

Mergentime – Perini Joint Venture vs. WMATA Matter

      On May 11, 1990, two joint ventures in which Perini Corporation held a minority interest ("Joint Ventures") were terminated by the Washington Metropolitan Area Transit Authority ("WMATA") on two adjacent subway construction contracts in the District of Columbia. The contracts were awarded to the Joint Ventures in 1985 and 1986. However, Perini and Mergentime Corporation ("Mergentime"), the 60% managing partner, entered into an agreement in 1987 under which Perini withdrew from the Joint Ventures and Mergentime assumed complete control over the performance of both projects. This agreement did not relieve Perini of its responsibilities to WMATA as a Joint Venture partner. After Perini withdrew from the Joint Ventures, Mergentime and WMATA were embroiled in a dispute regarding progress on the projects. Each party blamed the other for delays that were impacting both cost and progress and the parties were unable to resolve their dispute. Ultimately, both construction contracts were terminated by WMATA and WMATA retained Perini, acting independently, to complete both projects.

      Subsequently, the Joint Ventures brought an action in the United States District Court for the District of Columbia against WMATA, seeking damages for delays, unpaid extra work and wrongful termination and WMATA brought an action against the Joint Ventures seeking damages for additional costs to complete the projects. After a bench trial before two District Court Judges (the initial Judge died before the matter could be concluded), the District Court found the Joint Ventures liable to WMATA for damages in the amount of approximately $16.5 million and WMATA liable to the Joint Ventures for damages in the amount of approximately $4.3 million.

      The Joint Ventures appealed the judgment to the United States Court of Appeals for the District of Columbia ("Court of Appeals"), arguing, among other things, that the second District Court Judge had issued his final decision without fully familiarizing himself with the record of the initial District Court Judge. On February 16, 1999, the Court of Appeals vacated the District Court's final judgment and ordered the successor District Court Judge to review the findings of the initial Judge and hold further hearings in regard to the Joint Venture's affirmative claims. In addition, the Court of Appeals held that statutory interest on any of the claims will not accrue until final judgment is entered sometime in the future. Later in 1999, the case was transferred to a new successor District Court Judge.

      On February 28, 2001, the new successor District Court Judge informed the parties that in the absence of a new trial, he could not certify adequate familiarity with the record to complete the remaining proceedings; therefore, he ordered that the Joint Venture's motion for a new trial be granted.

      A new trial before the new successor District Court Judge was completed in January 2002. A decision is expected by June 2002.

Tutor–Saliba–Perini Joint Venture vs. Los Angeles MTA Matter

      During 1995, a joint venture, Tutor-Saliba-Perini ("TSP"), in which Perini Corporation is a 40% minority partner and Tutor-Saliba Corporation of Sylmar, CA is the 60% managing partner, filed a complaint in the Superior Court of the State of California for the County of Los Angeles against the Los Angeles County Metropolitan Transportation Authority ("MTA") seeking to recover costs for extra work required by the MTA in connection with the construction of the Wilshire/Normandie Subway Station. TSP is seeking additional compensation from the MTA for claims related to the construction and in February 1999 the MTA countered with civil claims under the California False Claims Act against TSP, Tutor-Saliba Corporation, Perini Corporation and other parties. Ronald N. Tutor, the Chairman and CEO of Perini Corporation since March of 2000, is also the CEO and the sole stockholder of Tutor-Saliba Corporation (see Note 14).

      Claims concerning the construction of the Wilshire/Normandie Subway Station were tried before a Jury in 2001. During trial, the Judge ruled that TSP had failed to comply with the Court's prior discovery orders and the Judge penalized TSP for its alleged non-compliance by dismissing TSP's claim and by ruling, without a Jury finding, that TSP was liable to the MTA for damages on the MTA's counterclaim. The Judge then instructed the Jury that TSP was liable to the MTA and charged the Jury with the responsibility of determining the amount of the damages based on the Judge's ruling. The Jury awarded the MTA approximately $29.6 million in damages.

      TSP and the other plaintiffs/defendants in the counterclaim have appealed both the Judge's discovery sanction and the subsequent Jury award. The ultimate financial impact of the Judge's ruling and/or the Jury's award is not yet determinable.

Perini/Kiewit/Cashman Joint Venture – Central Artery/Tunnel Project Matter

      Perini/Kiewit/Cashman Joint Venture ("PKC"), a joint venture in which Perini Corporation holds a 56% interest and is the managing partner, is currently pursuing a series of claims for additional contract time and/or compensation against the Massachusetts Highway Department ("MHD") for work performed by PKC on a portion of the Central Artery/Tunnel project in Boston, Massachusetts. The claims relate to the construction of the Northbound Mainline Central Artery Tunnel from Kneeland Street to Congress Street. During construction, MHD ordered PKC to perform changes to the work and issued related direct cost changes with an estimated value, excluding time delay and inefficiency costs, in excess of $100 million. In addition, PKC encountered a number of unforeseen conditions during construction that greatly increased PKC's cost of performance.

      PKC's claims are currently being presented to a Disputes Review Board ("DRB") which consists of three construction experts chosen by the parties. To date, the DRB has ruled on a binding basis that PKC is entitled to additional compensation for its contract time delay claim in the amount of $17.4 million. The DRB is currently considering PKC's utility impact claim (approximate value of $30 million) with additional claims to be presented in 2002. The claims yet to be decided by the DRB, including the utility impact claim, have a stated value in excess of $93 million. The majority of the undecided claims (approximately $75 million) will be decided by the current DRB, as arbitrators, on a binding basis. The remaining claims will be decided by the DRB on a non-binding basis pursuant to the provisions of the original contract.

     Although MHD challenged several of the DRB's decisions relative to the contract time delay award discussed above, PKC received a favorable ruling on March 20, 2002 from the Superior Court of the Commonwealth of Massachusetts that approved PKC's request to have MHD comply with the DRB's decision to award the $17.4 million for the time delay. The ultimate financial impact of resolving all of the claims on this project is not yet determinable.

Perini Building Company, Inc. vs. Saginaw Chippewa Indian Tribe of Michigan Matter

      In 1995, Perini Building Company, Inc. ("PBC"), a wholly owned subsidiary of Perini Corporation, was hired by the Saginaw Chippewa Indian Tribe ("Tribe") to construct a hotel/casino resort in Mt. Pleasant, Michigan. Since the design for the project was still in process at the time of contract, the parties planned to proceed with construction on a fast-track basis as the design was completed by the Tribe's architect. Although PBC completed a major portion of construction under this fast-track arrangement, a final design was never completed by the Tribe's architect. Ultimately, a dispute arose between the Tribe and the architect regarding the architect's failure to complete the design and the Tribe eventually terminated all contracts on the project, including its contract with the architect and its contract with PBC. Separate arbitration proceedings were then initiated between the Tribe and the architect and between the Tribe and PBC.

      On June 5, 2000, the American Arbitration Association found in favor of PBC against the Tribe, awarding PBC approximately $8.9 million in damages, plus costs and attorney/consultants fees in the amount of approximately $1.2 million. On October 30, 2000, PBC filed an action to enforce the award in the Tribal Court of the Saginaw Chippewa Indian Tribe. On January 31, 2002, the Tribal Court refused to confirm the award, claiming that the Tribal Court does not have jurisdiction because the Tribe is immune from suit as a sovereign nation. The contract between PBC and the Tribe provides that PBC may seek enforcement of the award in United States Federal Court if the Tribal Court finds that it does not have jurisdiction. PBC will pursue its rights under the contract and PBC will also appeal the refusal of the Tribal Court to enforce the award.

San Francisco State University vs. Perini Matter

      This is an action originally brought in 1999 by San Francisco State University ("SFSU") against Perini and several subcontractors in conjunction with the design and construction of a student dormitory. SFSU alleges that the building suffers from water leakage and structural deficiencies (deficient earthquake bracing per the California Building Code). SFSU seeks damages in excess of $85 million, including damages for leak repairs and mold abatement, damages for structural repairs, damages for economic losses, punitive damages and attorneys' fees. Perini has asserted that the building was properly designed and constructed under the contractually identified building code.

      Both Perini and its subcontractors have general liability insurance policies and Perini is an additional insured on the subcontractors' insurance policies. Management believes that these policies will cover any damage finding against Perini related to construction defects. Perini does not have errors and omissions insurance for the building design. To that extent, these policies will not cover a damage finding, if any, against Perini which is based solely upon design errors and omissions.

      Perini is being defended by its insurance carriers under a reservation of rights. Perini has brought a third party action for comparative indemnity, equitable indemnity, implied contractual indemnity and declaratory relief against nine of Perini's subcontractors and lower-tier subcontractors. The action is scheduled for trial in April 2002. The ultimate financial impact of this case is not yet determinable.

$21.25 Preferred Shareholders Class Action Lawsuit

      On May 3, 2001 the Company, including several of its current and former directors ("Defendant Directors"), was served with a complaint entitled Frederick Doppelt, Arthur I. Caplan and Michael Miller v. Perini Corporation, et al, Supreme Court of the State of New York, County of New York, Civil Action No. 602156/01. Each plaintiff is a holder of the Company's $21.25 Convertible Exchangeable Preferred Stock ("$21.25 Preferred Stock"). One plaintiff, Mr. Doppelt, is a current Director of the Company and one plaintiff, Mr. Caplan, is a former Director of the Company. Plaintiffs purport to bring the action individually and on behalf of the entire class of holders of the $21.25 Preferred Stock.

      The Plaintiffs have asserted claims for breach of contract, breach of fiduciary duty, fraud and negligent misrepresentation. The Plaintiffs principally allege that the Company and its Defendant Directors improperly authorized the exchange of Series B Preferred Stock for Common Stock without first paying all accrued dividends on the $21.25 Preferred Stock. More specifically, Plaintiffs allege that the Company and its Defendant Directors violated the terms of the $21.25 Preferred Stock when, in March 2000, the Company authorized the exchange of Series B Preferred Stock for Common Stock. The Plaintiffs further allege that the Company and its Defendant Directors issued a false and misleading prospectus in 1987 relating to the issuance of the $21.25 Preferred Stock. The Plaintiffs seek payment of accrued dividends, claiming they are owed approximately $11.7 million as of May 3, 2001, and other unspecified punitive and exemplary damages.

      On May 23, 2001, the Company and the Defendant Directors removed the action from the Supreme Court of New York to the United States District Court for the Southern District of New York.

      On June 26, 2001, the Plaintiffs filed an Amended Complaint whereby the Plaintiffs limited their Class Action to an action for breach of contract against the Company and an action for breach of fiduciary duty against the Defendant Directors. The Company and the Defendant Directors have moved to dismiss all of Plaintiffs' claims.

      On March 12, 2002, all claims against the Company and the Defendant Directors were dismissed by the United States District Court for the Southern District of New York.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

      The Company's Common Stock is traded on the American Stock Exchange under the symbol "PCR". The quarterly market price ranges (high-low) for 2001 and 2000 are summarized below:

                                                      2001                            2000
                                            ------------------------       -------------------------
                                              High           Low              High           Low
                                            ----------     ---------       -----------    ----------
Market Price Range per Common Share:
------------------------------------
Quarter Ended
March 31                                       $ 7.35    -   $   2.94          $ 5.88   -  $   3.75
June 30                                         10.00    -       5.90            4.50   -      2.75
September 30                                     9.40    -       5.45            4.94   -      3.50
December 31                                      7.60    -       6.10            4.25   -      3.00

Dividends

      For information on dividend payments, see "Dividends" under Management's Discussion and Analysis in Item 7 below.

Holders

      At February 25, 2002, there were 1,197 common stockholders of record based on the stockholders list maintained by the Company's transfer agent.

ITEM 6. SELECTED FINANCIAL DATA

Selected Consolidated Financial Information
(In thousands, except per share data)

      The following selected financial data has been derived from audited financial statements and should be read in conjunction with the consolidated financial statements, the related notes thereto and the report of independent public accountants thereon, included elsewhere in this Form 10-K and in previously filed annual reports on Form 10-K of Perini Corporation.

                                                  2001              2000             1999              1998              1997
                                             ----------------  ---------------  ----------------  ----------------  ----------------
OPERATING SUMMARY

CONTINUING OPERATIONS:
Revenues:
Building                                         $ 1,199,439      $   826,191       $   696,407       $   679,296       $   888,809
Civil                                                353,957          279,469           323,077           332,026           387,224
                                             ----------------  ---------------  ----------------  ----------------  ----------------
Total                                            $ 1,553,396      $ 1,105,660       $ 1,019,484       $ 1,011,322       $ 1,276,033

Cost of Operations                                 1,495,834        1,053,328           969,015           957,651         1,225,814
                                             ----------------  ---------------  ----------------  ----------------  ----------------

Gross Profit                                     $    57,562      $    52,332       $    50,469       $    53,671       $    50,219
G&A Expense                                           28,061           24,977            26,635            27,397            29,715
                                             ----------------  ---------------  ----------------  ----------------  ----------------
Income From Operations                           $    29,501      $    27,355       $    23,834       $    26,274       $    20,504

Other (Income) Expense, Net                              227             (949)              (72)              652             1,695
Interest Expense                                       2,006            3,966             7,128             8,473             9,910
                                             ----------------  ---------------  ----------------  ----------------  ----------------
Income From Continuing
  Operations Before Income Taxes                 $    27,268      $    24,338       $    16,778       $    17,149       $     8,899

(Provision) Credit for Income Taxes                     (850)              43              (421)           (1,100)             (950)
                                             ----------------  ---------------  ----------------  ----------------  ----------------
Income From Continuing Operations                $    26,418      $    24,381       $    16,357       $    16,049       $     7,949
                                             ----------------  ---------------  ----------------  ----------------  ----------------

DISCONTINUED OPERATIONS:
Loss From Operations                             $         -      $         -       $      (694)      $    (4,397)      $    (2,577)
Estimated Loss on Disposal of
  Real Estate Business Segment                             -                -           (99,311)                -                 -
                                             ----------------  ---------------  ----------------  ----------------  ----------------
Loss From Discontinued Operations                $         -      $         -       $  (100,005)      $    (4,397)      $    (2,577)
                                             ----------------  ---------------  ----------------  ----------------  ----------------

Net Income (Loss)                                $    26,418      $    24,381       $   (83,648)      $    11,652       $     5,372
                                             ================  ===============  ================  ================  ================

                                                  2001              2000             1999              1998              1997
                                             ----------------  ---------------  ----------------  ----------------  ----------------

Basic Earnings (Loss) per Common Share:
Income From Continuing Operations                $      1.07      $      1.13       $      1.80       $      1.91        $     0.52
Loss From Discontinued Operations                          -                -             (0.12)            (0.83)            (0.51)
Estimated Loss on Disposal                                 -                -            (17.72)                -                 -
                                             ----------------  ---------------  ----------------  ----------------  ----------------
Total                                            $      1.07      $      1.13       $    (16.04)      $      1.08        $     0.01
                                             ================  ===============  ================  ================  ================

Diluted Earnings (Loss) per Common Share:
Income From Continuing Operations                $      1.04      $      1.13       $      1.80       $      1.91        $     0.52
Loss From Discontinued Operations                          -                -             (0.12)            (0.83)            (0.51)
Estimated Loss on Disposal                                 -                -            (17.72)                -                 -
                                             ----------------  ---------------  ----------------  ----------------  ----------------
Total                                            $      1.04      $      1.13       $    (16.04)      $      1.08        $     0.01
                                             ================  ===============  ================  ================  ================

Book Value per Common Share                      $      2.40      $      1.57       $    (11.31)      $      4.17        $     2.44
                                             ----------------  ---------------  ----------------  ----------------  ----------------

Weighted Average Common Shares Outstanding
  for Basic EPS                                       22,623           18,521             5,606             5,318             5,059
                                             ----------------  ---------------  ----------------  ----------------  ----------------

FINANCIAL POSITION SUMMARY

Working Capital                                  $    93,369      $    80,477       $    48,430       $    57,665       $    76,752
                                             ----------------  ---------------  ----------------  ----------------  ----------------

Current Ratio                                         1.30:1           1.27:1            1.23:1            1.29:1            1.34:1
                                             ----------------  ---------------  ----------------  ----------------  ----------------

Long-term Debt, less current maturities          $     7,540      $    17,218       $    41,091       $    75,857       $    84,576
                                             ----------------  ---------------  ----------------  ----------------  ----------------

Stockholders' Equity (Deficit)                   $    79,408      $    60,622       $   (36,618)      $    50,558       $    40,900
                                             ----------------  ---------------  ----------------  ----------------  ----------------

Ratio of Long-term Debt to Equity                      .09:1            .28:1             n.a.             1.50:1            2.07:1
                                             ----------------  ---------------  ----------------  ----------------  ----------------

Redeemable Series B Cumulative
  Convertible Preferred Stock                    $         -      $         -       $    37,685       $    33,540       $    29,756
                                             ----------------  ---------------  ----------------  ----------------  ----------------

Total Assets                                     $   416,985      $   393,452       $   275,488       $   375,466       $   407,288
                                             ----------------  ---------------  ----------------  ----------------  ----------------

OTHER DATA

Backlog at Year End                              $ 1,213,535      $ 1,788,731       $ 1,658,077       $ 1,232,256       $ 1,309,454
                                             ----------------  ---------------  ----------------  ----------------  ----------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The Company was incorporated in 1918 as a successor to businesses which had been engaged in providing construction services since 1894. The Company currently provides general contracting, construction management and design-build services to private clients and public agencies throughout the United States and selected overseas locations. The Company's construction business involves two basic segments or operations: building and civil. The general building and civil contracting services provided by the Company consist of planning and scheduling the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract. The Company provides these services by using traditional general contracting arrangements, such as fixed price, guaranteed maximum price and cost plus award fee contracts and, to a lesser extent, construction management or design-build contracting arrangements.

Critical Accounting Policies

      The Company's significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's construction business involves making significant estimates and assumptions in the normal course of business relating to its Company and joint venture contracts due to, among other things, the one-of-a-kind nature of most of its projects, long-term duration of its contract cycle and type of contract utilized. Therefore, management believes that "Method of Accounting for Contracts" is the most important and critical accounting policy. The most significant estimates with regard to these financial statements relate to the estimating of total forecasted construction contract revenues, costs and profits in accordance with accounting for long-term contracts (see Note 1(d) of Notes to Consolidated Financial Statements) and estimating potential liabilities in conjunction with certain contingencies, including the outcome of pending or future litigation, arbitration or other dispute resolution proceedings relating to contract claims (see Note 11 of Notes to Consolidated Financial Statements). Actual results could differ in the near term from these estimates and such differences could result in a material adverse effect on the Company's financial condition, results of operations and cash flows.

      Profits from the Company's contracts and construction joint venture contracts are recognized by applying percentages of completion for the period to the total estimated profits for the respective contracts. Percentage of completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. When the estimate on a contract indicates a loss, the Company's policy is to record the entire loss during the accounting period in which it is estimated. In the ordinary course of business, at a minimum on a quarterly basis, the Company prepares updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs, including unapproved change orders and claims, during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract. An amount equal to the costs incurred which are attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable. (For a further discussion of unapproved change orders and claims, see "The Contract Process" under Item 1 on pages 6 and 7 of this Form 10-K.) Profit from unapproved change orders and claims is recorded in the period such amounts are resolved.

      Deferred contract revenue represents the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts.

Unbilled work represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled work results when (1) the appropriate contract revenue amount has been recognized in accordance with the percentage of completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or (2) costs, recorded at estimated realizable value, related to unapproved change orders or claims are incurred. For unapproved change orders or claims that can't be resolved in accordance with the normal change order process as defined in the contract, the Company may employ other dispute resolution methods, including mediation, binding and non-binding arbitration, or litigation (see Item 3, Legal Proceedings in this Form 10-K and Note 11, "Contingencies and Commitments", of Notes to Consolidated Financial Statements). The prerequisite for billing unapproved change orders and claims is the final resolution and agreement between the parties. At December 31, 2001, unbilled work related to Company contracts is discussed in Note 1(d) of Notes to Consolidated Financial Statements and the Company's proportionate share of unbilled work related to joint venture contracts is discussed in Note 2 of Notes to Consolidated Financial Statements.

Related Party Transactions

      As part of a $30 million equity infusion in January, 1997, the Company entered into an agreement with Tutor-Saliba Corporation ("TSC"), a construction company based in California, and Ronald N. Tutor, Chief Executive Officer and sole stockholder of TSC, to provide certain management services. TSC participated in joint ventures with the Company before the agreement and continues to participate in joint ventures with the Company after the agreement. The Company's share of revenue from these joint ventures amounted to $17.9 million, $4.5 million and $8.6 million in 2001, 2000 and 1999, respectively. Primarily as a result of TSC participating in a $40 million equity infusion in March, 2000, TSC currently owns approximately 12% of the Company's outstanding Common Stock. Mr. Tutor has been Chairman and Chief Executive Officer of the Company since March, 2000. (For details of compensation to TSC and Mr. Tutor and other information on related party transactions, see Note 14 of Notes to Consolidated Financial Statements.)

Results of Operations –2001
Compared to 2000

Continuing Operations

      Income from continuing operations for the year ended 2001 increased 8% to a record $26.4 million, compared to income from continuing operations of $24.4 million for the year ended 2000. Basic earnings per common share were $1.07 for the year ended 2001, as compared to $1.13 for the year ended 2000. Diluted earnings per common share were $1.04 for the year ended 2001, as compared to $1.13 for the year ended 2000. Despite the increase in income from continuing operations in 2001, earnings per Common Share decreased due to the impact of the significant increase in the number of common shares outstanding as a result of the recapitalization of the Company achieved in March 2000. (See Notes 1(i) and 7 of Notes to Consolidated Financial Statements.) Overall, the improved 2001 results from continuing operations reflect a continued strong and improved profit contribution from the building construction segment and, to a lesser extent, the positive impact of lower interest expense due primarily to continued reduction in the amount of long-term debt outstanding and lower interest rates in 2001.

      Revenues from continuing construction operations increased $447.7 million (or 40.5%), from $1,105.7 million in 2000 to a record $1,553.4 million in 2001. This increase was due primarily to an increase in building construction revenues of $373.2 million (or 45.2%), from $826.2 million in 2000 to $1,199.4 million in 2001. In addition, civil construction revenues increased $74.5 million (or 26.7%), from $279.5 million in 2000 to $354.0 million in 2001. The increase in revenues from building construction operations was due primarily to the Company's record year end backlog at December 31, 2000, including an increase in the volume of work completed at the Mohegan Sun Project in Connecticut, as well as the construction of three large hotel/casino projects in the southwestern United States. The increase in revenues from civil construction operations also reflected the Company's record year-end backlog at December 31, 2000, including the start-up of several infrastructure projects in the metropolitan New York area.

      Income from construction operations (see Note 13 of Notes to Consolidated Financial Statements for business segment information) increased by $2.8 million (or 8.6%), from $32.7 million in 2000 to $35.5 million in 2001 due to an increase in income from building construction operations that more than offset a decrease in income from civil construction operations. Building construction operating income increased by $4.5 million (or 16.6%), from $27.1 million in 2000 to $31.6 million in 2001, due primarily to the increase in revenues discussed above which was largely offset by a decrease in the gross margin from 4.8% in 2000 to 4.0% in 2001 because 2000 included the favorable close-out of certain projects. In addition, building construction operating income was negatively impacted by a $3.6 million (or 28.3%) increase in building construction-related general and administrative expenses primarily in connection with the pursuit of new work opportunities. Despite the increase in civil construction revenues discussed above, civil construction operating income decreased by $1.7 million (or 30.4%), from $5.6 million in 2000 to $3.9 million in 2001, due primarily to a downward profit revision on a Central Artery/Tunnel "Big Dig" project in Boston, Massachusetts.

      Other income (expense) decreased by $1.1 million, from a net income of $0.9 million in 2000 to a net expense of $0.2 million in 2001, due primarily to a decrease in interest income as a result of a decrease in the level of short-term cash investments, as well as lower interest rates in 2001.

      Interest expense decreased by $2.0 million, from $4.0 million in 2000 to $2.0 million in 2001, due primarily to the continued reduction in the amount of long-term debt outstanding under the Company's credit facility as described in Note 3 of Notes to Consolidated Financial Statements, as well as lower interest rates in 2001.

      The lower than normal tax rate for the three year period ended December 31, 2001 is due to the utilization of tax loss carryforwards from prior years. Because of certain accounting limitations, the Company was not able to recognize a portion of the tax benefit related to the operating losses experienced in fiscal 1999, 1996 and 1995. As of December 31, 2001, an amount estimated to be approximately $99 million of future pretax earnings could benefit from minimal, if any, federal tax provisions. The net deferred tax assets reflect management's estimate of the amount that will, more likely than not, be realized (see Note 4 of Notes to Consolidated Financial Statements). In addition, the credit for income taxes applicable to Income from Continuing Operations in 2000 reflects the reversal of foreign taxes accrued in prior years that were no longer required.

Results of Operations –2000
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

      Revenues from continuing construction operations increased $86.2 million (or 8.5%) from $1,019.5 million in 1999 to $1,105.7 million in 2000. This increase was due primarily to an increase in building construction revenues of $129.8 million (or 18.6%) from $696.4 million in 1999 to $826.2 million in 2000, which more than offset a decrease in revenues from civil construction operations of $43.6 million (or 13.5%) from $323.1 million in 1999 to $279.5 million in 2000. The increase in revenues from building construction operations was due primarily to an increase in the volume of work completed at the Mohegan Sun Project in Connecticut. The decrease in revenues from civil construction operations was due primarily to the timing in the start up of new work.

      Income from construction operations (see Note 13 of Notes to Consolidated Financial Statements) increased by

$1.4 million (or 4.5%), from $31.3 million in 1999 to $32.7 million in 2000 due to a significant increase in income from building construction operations that more than offset a decrease in income from civil construction operations. Building construction operating income increased by $10.4 million, from $16.7 million in 1999 to $27.1 million in 2000, due to the increase in revenues referred to above and an increase in gross margin from 4.2% in 1999 to 4.8% in 2000 due primarily to the favorable close out of certain projects. Civil construction operating income decreased by $9.0 million, from $14.6 million in 1999 to $5.6 million in 2000, due primarily to downward revisions of estimated profit on certain infrastructure projects and, to a lesser extent, the decrease in revenues referred to above. In addition, a $2.2 million decrease in corporate general and administrative expenses from $7.5 million in 1999 to $5.3 million in 2000 contributed to the overall increase in total operating income of $3.6 million, from $23.8 million in 1999 to $27.4 million in 2000. The decrease in corporate general and administrative expenses was primarily the result of a reduction in outside legal expenses.

      Other income (expense) improved by $0.8 million, from a net income of $0.1 million in 1999 to a net income of $0.9 million in 2000. This improvement was due primarily to a decrease in amortization of deferred debt expense and bank financing fees relating to the Company's revolving credit agreement, partly offset by a non-recurring gain on sale of investment recorded in 1999.

      Interest expense decreased by $3.1 million from $7.1 million in 1999 to $4.0 million in 2000, due primarily to the reduction in debt achieved at the end of the first quarter of 2000 as a result of the closing of the new equity transaction described in Note 7 of Notes to Consolidated Financial Statements.

Discontinued Operations

      Effective June 30, 1999, management adopted a plan to withdraw completely from the real estate development business and wind down the operations of Perini Land and Development Company ("PL&D"), the Company's real estate development subsidiary. Therefore, the operating results of PL&D have been presented as a discontinued operation in accordance with accounting principles generally accepted in the United States. (See Note 5 of Notes to Consolidated Financial Statements.)

Financial Condition

Cash and Working Capital

      During 2001, the Company used $31.5 million of cash on hand and $2.1 million in cash generated from operating activities to fund $24.1 million used by investing activities, primarily for funding the working capital needs of certain construction joint ventures; and $9.5 million for financing activities, primarily to reduce debt by a net amount of $9.8 million. Cash generated from operating activities decreased from $42.6 million in 2002 to $2.1 million in 2001. A substantial increase in cash distributions from construction joint ventures in 2001 was more than offset by the need to fund working capital requirements on certain Company construction contracts where unapproved change orders and/or contract claims remain to be resolved (see Note 1(d) of Notes to Consolidated Financial Statements).

      During 2000, cash generated from operating activities in the amount of $42.6 million resulted primarily from higher profit distributions and temporary borrowings from certain construction joint ventures. The funds generated were used for investing activities ($33.0 million), primarily for funding the working capital needs of certain other construction joint ventures, and for financing activities ($8.3 million), primarily to continue to pay down debt and to increase cash on hand by $1.3 million. Financing activities in 2000 include net proceeds of $37.3 million received from the issuance of Common Stock in connection with the recapitalization of the Company as discussed in Note 7 of Notes to Consolidated Financial Statements, as well as net proceeds of $7.1 million received from a refinancing of the Company's corporate headquarters building. These funds were primarily used to pay down debt and to enhance working capital.

      During 1999, the Company generated $27.8 million in cash from operating activities, due primarily to changes in various elements of working capital. The funds generated were used for investing activities ($13.5 million), primarily for funding the working capital needs of certain construction joint ventures, and for financing activities ($2.6 million), primarily to reduce debt and to increase cash on hand by $11.7 million.

      During 2000, the Company's liquidity was significantly enhanced by the sale of 9,411,765 shares of Common Stock for an aggregate of $40 million (before fees and expenses) (see Note 7 of Notes to Consolidated Financial Statements) and by the refinancing of the Company's corporate headquarters building for $7.5 million (before fees and expenses) (see Note 3 of Notes to Consolidated Financial Statements). These financing transactions enabled the Company to reduce its dependence on bank debt to fund the working capital needs of its core construction operations, resulting in a significant reduction in interest expense. Also, on January 23, 2002, the Company entered into an agreement with a new bank group to refinance its existing credit facility with a new $45 million revolving credit facility (see Note 3 of Notes to Consolidated Financial Statements), which will provide the Company with greater flexibility in providing the working capital needed to support the anticipated growth of the Company's construction activities. The financial covenants to which the Company is subject include, among other things, maintaining specified working capital, tangible net worth and operating profit levels, interest coverage minimums, and limitations on indebtedness, all as defined in the loan documents. Also, during the past three years, the Company has made substantial progress on its strategy for resolving several major construction claims, minimizing overhead expenses and liquidating its real estate assets.

      Periodically, the Company receives permanent cash distributions of profit from its construction joint ventures. In addition, the Company has access to temporary cash distributions from certain joint ventures in which it participates. Generally, these joint ventures distribute cash at the end of each quarter to the participants who will then return these funds at the beginning of the next quarter.

      The working capital current ratio was 1.30:1 at the end of 2001 compared to 1.27:1 at the end of 2000 and 1.23:1 at the end of 1999.

Long-term Debt

      Long-term debt was $7.5 million at the end of 2001, down from $17.2 million in 2000, $41.1 million in 1999 and $75.9 million in 1998. In addition to the $68.4 million reduction in the Company's long-term debt during the three year period ended December 31, 2001, real estate joint venture debt of $57.6 million has been reduced to zero during the same three year period.

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

      The Company's book value per common share was $2.40 at December 31, 2001, compared to $1.57 at December 31, 2000, and a negative $(11.31) per common share at December 31, 1999. The major factors impacting stockholders' equity during the three year period under review were the recapitalization completed in 2000, the net income recorded in 2001 and 2000, the net loss recorded in 1999 and, to a lesser extent, preferred dividends paid in-kind or accrued, common stock options exercised and stock issued in partial payment of certain expenses. Also, in 2001, the Company was required to recognize an additional minimum pension liability of approximately $5.9 million in accordance with SFAS

No. 87, "Employers' Accounting for Pensions" which resulted in a $5.9 million Accumulated Other Comprehensive Loss deduction in stockholders' equity. (See Note 10 of Notes to Consolidated Financial Statements.) Adjustments to the amount of this additional minimum pension liability will be recorded in future years based upon periodic re-evaluation of the funded status of the Company's pension plans.

      At December 31, 2001, there were 1,208 common stockholders of record based on the stockholders list maintained by the Company's transfer agent.

Dividends

(a) Common Stock
      There were no cash dividends declared or paid on the Company's outstanding Common Stock during the three years ended December 31, 2001.

(b) $21.25 Preferred Stock
     In conjunction with the covenants of the Company’s prior Credit Agreements, the Company was required to suspend the payment of quarterly dividends on its $21.25 Preferred Stock until certain financial criteria were met. Quarterly dividends on the $21.25 Preferred Stock have not been paid since 1995 (although they have been fully accrued due to the “cumulative” feature of the $21.25 Preferred Stock).

     The aggregate amount of dividends in arrears is approximately $13,280,000 at December 31, 2001, which represents approximately $132.80 per share of $21.25 Preferred Stock or approximately $13.28 per Depositary Share and is included in “Other Long-term Liabilities” in the Consolidated Balance Sheets. Under the terms of the $21.25 Preferred Stock, the holders of Depositary Shares are entitled to elect two additional Directors when dividends have been deferred for more than six quarters, and they did so at each of the last four Annual Meetings.

     As of December 31, 2000, the financial criteria in the Company’s Credit Agreement which restricted the payment of dividends were satisfied, thereby making the resumption of dividends possible if the Company believed that its working capital was sufficient to warrant the resumption of payment of the regular dividend or any of the dividends in arrears on the $21.25 Preferred Stock. The Company does not currently have any plans or target date for when this action may occur. This decision is based on the following circumstances:

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

     The Board of Directors does not believe that it is, or will be, proper or prudent to pay or commit to pay dividends on the $21.25 Preferred Stock for the foreseeable future, and it is not obligated to do so under the terms of the $21.25 Preferred Stock.

(c) Series B Preferred Stock
     For an analysis of in-kind dividends paid on the Series B Preferred Stock for the period from December 31, 1998 to March 29, 2000, the date on which the holders of Series B preferred Stock exchanged their shares of Series B Preferred Stock into shares of the Company’s Common Stock, see Note 8(b) of Notes to Consolidated Financial Statements.

Outlook

  Continuing Construction Operations – The construction backlog at the end of 2001 was a healthy $1.214 billion, although a decrease compared to the year-end record backlog of $1.789 billion at the end of 2000. As a result of the events of September 11,2001 and a continuation of the economic decline previously in process, several hospitality and gaming projects totaling more than $600 million in Las Vegas, Atlantic City and two locations in Florida for which the Company has been selected as the Construction Manager were delayed by the owners until economic conditions improve. Civil projects in New York City were delayed temporarily as clean-up efforts began. Based on the high level of pre-construction services currently being performed for clients, management anticipates an encouraging new work award period to resume in the second half of 2002. With two consecutive years of record earnings behind it, the Company plans to continue to focus on optimizing value for its shareholders by actively pursuing higher margin projects in markets where it has considerable expertise and developing project opportunities through its strong client relationships, as well as managing its operations to achieve on time delivery, tight cost controls, safe working conditions and high quality standards. The Company is also continuing the process of pursuing a strategy to profitably expand its construction business internally or through acquisition.

  Recapitalization and Liquidity – With the successful completion on March 29, 2000 of the “Recapitalization” described in Note 7 of Notes to Consolidated Financial Statements and with two consecutive years of record earnings, the Company’s financial condition, including in particular its stockholders’ equity and liquidity, have improved significantly, resulting in the finalization of a $45 million revolving credit facility with a new bank group in January, 2002. The new $45 million revolving credit facility replaced the Company’s existing credit facility and will provide the Company with greater flexibility in providing the working capital needed to support the anticipated growth of the Company’s construction activities. The Company will continue to actively pursue the favorable conclusion of various unapproved change orders and construction claims, to focus new construction work acquisition efforts on various niche markets and geographic areas where the Company has a proven history of success, and to continue to seek ways to control overhead expenses.

  Management believes that cash generated from operations, existing credit lines and timely resolution and payment of various unapproved change orders and construction claims referred to above should be adequate to meet the Company’s funding requirements for at least the next twelve months.

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". The FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for Impairment or Disposal of Long-lived Assets" in August and October 2001, respectively.

      SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The Company intends to apply SFAS No. 141 to all of its future business combinations.

      SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. SFAS No. 142 is effective for the Company's fiscal year beginning January 1, 2002. The Company expects that the adoption of the provisions of SFAS No. 142 will not have a material impact on its consolidated financial position or results of operations.

      SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost, and also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for the Company's fiscal year beginning January 1, 2003. The Company expects that the adoption of the provisions of SFAS No. 143 will not have a material impact on its consolidated financial position or results of operations.

      SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS No. 144 is effective for the Company's fiscal year beginning January 1, 2002. The Company expects that the adoption of the provisions of SFAS No. 144 will not have a material impact on its consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company's exposure to market risk for changes in interest rates relates primarily to the Company's revolving credit debt (see Note 3 of Notes to Consolidated Financial Statements) and short-term investment portfolio. As of December 31, 2001, the Company had $9.8 million borrowed under its revolving credit agreement and $26.5 million of short-term investments classified as cash equivalents.

      The Company borrows under its bank revolving credit facility for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under the bank credit facility bear interest at the applicable LIBOR or base rate, as defined, and therefore, the Company is subject to fluctuations in interest rates. If the average effective 2001 borrowing rate of 6.8% changed by 10% (or 0.68%) during the next twelve months, the impact, based on the Company's ending 2001 revolving debt balance, would be an increase or decrease in net income and cash flow of approximately $66,000.

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

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving election of directors in connection with the Annual Meeting of Stockholders to be held on May 16, 2002 (the "Proxy Statement"), which section is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001 pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended.

      Listed below are the names, offices held, ages and business experience of all executive officers of the Company.

Name, Offices Held and Age                 Year First Elected to Present Office and Business Experience

Ronald N. Tutor, Director, Chairman and    Since March 29, 2000 he serves as a Director, Chairman and Chief
Chief Executive Officer - 61               Executive Officer.  Prior to that, he served as a Director and Chairman since July 1, 1999; a Director and Vice Chairman since January 1, 1998;
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

Robert Band, Director, President and       Since March 29, 2000 he serves as a Director, President and Chief
Chief Operating Officer - 54               Operating Officer. Prior to that, he served as a Director, President and
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

Zohrab B. Marashlian, President, Perini    He was elected to his current position in December 1997, which entails
Civil Construction - 57                    overall responsibility for the Company's civil construction operations.
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

Craig W. Shaw, President, Perini           He was elected to his current position in October 1999, which entails
Building Company - 47                      overall responsibility for the Company's building construction operations. Prior to that he served as President, Perini Building
                                           Company, Western U.S. Division since April 1995 and Senior Vice
                                           President, Construction for Perini Building Company's Western U.S.
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
                                                                                                             Pages
          Financial Statements of the Registrant

          Consolidated Balance Sheets as of December 31, 2001 and 2000                                       30 - 31

          Consolidated Statements of Operations for each of the three years ended December 31, 2001,         32
          2000 and 1999

          Consolidated Statements of Stockholders' Equity for each of the three years ended                  33
          December 31, 2001, 2000 and 1999

          Consolidated Statements of Cash Flows for each of the three years ended December 31, 2001,         34 - 35
          2000 and 1999

          Notes to Consolidated Financial Statements                                                         36 - 60

          Report of Independent Public Accountants                                                           61

(a)2.     The following financial statement schedules are filed as part of this report:
                                                                                                             Pages
          Report of Independent Public Accountants on Schedule                                               62

          Schedule II - Valuation and Qualifying Accounts and Reserves                                       63

          All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or in the Notes
          thereto.

(a)3.     Exhibits

          The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on  pages 64 through 66.  The Company will furnish a copy of any exhibit not included herewith to any holder of the Company's Common and Preferred Stock upon request.

(b)       During the quarter ended December 31, 2001, the Registrant made no filings on Form 8-K.

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

Dated:  March 20, 2002                                          /s/Robert Band
                                                                Robert Band
                                                                President and Chief Operating Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                  Signature                                           Title                                  Date

(i)  Principal Executive Officer
    Robert Band                                    President and Chief Operating Officer            March 20, 2002

/s/Robert Band
-----------------------------------------------
Robert Band

(ii) Principal Financial Officer
    Robert Band                                    President and Chief Operating Officer            March 20, 2002

/s/Robert Band
-----------------------------------------------
Robert Band

(iii) Principal Accounting Officer
    Michael E. Ciskey                              Vice President and Controller                    March 20, 2002

/s/Michael E. Ciskey
-----------------------------------------------
Michael E. Ciskey

(iv)  Directors

    Ronald N. Tutor                                )
    Peter Arkley                                   )
    Robert Band                                    ) /s/ Robert Band
    Frederick Doppelt                              ) Robert Band
    Nancy Hawthorne                                ) Attorney in Fact
    Robert A. Kennedy                              ) Dated:  March 20, 2002
    Michael R. Klein                               )
    Raymond R. Oneglia                             )

Consolidated Balance Sheets
December 31, 2001 and 2000

(In thousands, except share data)

Assets
                                                                                         2001            2000
                                                                                      ------------    ------------
CURRENT ASSETS:
  Cash, including cash equivalents of $26,486 and $34,275 (Note 1)                       $ 28,015        $ 59,515
  Accounts and notes receivable, including retainage of $74,368 and $39,322               232,129         189,365
  Unbilled work (Note 1)                                                                   37,564          18,323
  Construction joint ventures (Notes 1 and 2)                                              91,147         101,339
  Net current assets of discontinued operations (Note 5)                                   11,740          10,614
  Other current assets                                                                        979             796
                                                                                      ------------    ------------
     Total current assets                                                                $401,574       $ 379,952
                                                                                      ------------    ------------

PROPERTY AND EQUIPMENT, at cost (Note 1):
  Land                                                                                   $    489        $    489
  Buildings and improvements                                                               12,850          11,757
  Construction equipment                                                                   10,240           8,548
  Other equipment                                                                           7,594           7,167
                                                                                      ------------    ------------
                                                                                         $ 31,173        $ 27,961

  Less - Accumulated depreciation                                                          18,768          18,071
                                                                                      ------------    ------------

     Total property and equipment, net                                                   $ 12,405        $  9,890
                                                                                      ------------    ------------

OTHER ASSETS (Note 6)                                                                    $  3,006        $  3,610
                                                                                      ------------    ------------

                                                                                         $416,985       $ 393,452
                                                                                      ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

Liabilities and Stockholders' Equity
                                                                                               2001                2000
                                                                                           --------------      --------------
CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 3)                                                $  10,249           $  10,398
  Accounts payable, including retainage of $61,073 and $32,156                                   218,314             183,359
  Advances from construction joint ventures (Note 2)                                              20,851              25,570
  Deferred contract revenue (Note 1)                                                              29,468              33,573
  Accrued expenses                                                                                29,323              46,575
                                                                                           --------------      --------------
     Total current liabilities                                                                 $ 308,205           $ 299,475
                                                                                           --------------      --------------

LONG-TERM DEBT, less current maturities included above (Note 3)                                $   7,540           $  17,218
                                                                                           --------------      --------------

OTHER LONG-TERM LIABILITIES (Notes 6 and 8)                                                    $  21,832           $  16,137
                                                                                           --------------      --------------

CONTINGENCIES AND COMMITMENTS (Note 11)

STOCKHOLDERS' EQUITY (Notes 1, 3, 7, 8, 9 and 10):
  Preferred stock, $1 par value -
    Authorized - 1,000,000 shares
    Designated, issued and outstanding - 99,990 shares of $21.25 convertible
     exchangeable preferred stock ($24,998 aggregate liquidation preference)                   $     100           $     100
    Series A junior participating preferred stock, $1 par value -
     Designated - 200,000
     Issued - none                                                                                     -                   -
  Stock purchase warrants                                                                          2,233               2,233
  Common stock, $1 par value -
    Authorized - 40,000,000 shares
    Issued - 22,724,664 shares and 22,644,998 shares                                              22,725              22,645
  Paid-in surplus                                                                                 97,671              99,518
  Retained earnings (deficit)                                                                    (36,491)            (62,909)
  Less - common stock in treasury, at cost - 60,529 shares                                          (965)               (965)
                                                                                           --------------      --------------
                                                                                               $  85,273           $  60,622
  Accumulated other comprehensive loss                                                            (5,865)                  -
                                                                                           --------------      --------------
     Total stockholders' equity                                                                $  79,408           $  60,622
                                                                                           --------------      --------------

                                                                                               $ 416,985           $ 393,452
                                                                                           ==============      ==============

Consolidated Statements of Operations
For the Years Ended December 31, 2001, 2000 and 1999

(In thousands, except per share data)

                                                                              2001            2000           1999
                                                                         ---------------  -------------  --------------
CONTINUING OPERATIONS:

Revenues (Notes 2 and 13)                                                   $ 1,553,396    $ 1,105,660     $ 1,019,484

Cost of Operations (Notes 2 and 10)                                           1,495,834      1,053,328         969,015
                                                                         ---------------  -------------  --------------

Gross Profit                                                                $    57,562    $    52,332     $    50,469

General and Administrative Expenses                                              28,061         24,977          26,635
                                                                         ---------------  -------------  --------------

INCOME FROM OPERATIONS (Note 13)                                            $    29,501    $    27,355     $    23,834

Other (Income) Expense, Net (Note 6)                                                227           (949)            (72)
Interest Expense (Note 3)                                                         2,006          3,966           7,128
                                                                         ---------------  -------------  --------------

Income from Continuing Operations before Income Taxes                       $    27,268    $    24,338     $    16,778

(Provision) Credit for Income Taxes (Notes 1 and 4)                                (850)            43            (421)
                                                                         ---------------  -------------  --------------

INCOME FROM CONTINUING OPERATIONS                                           $    26,418    $    24,381     $    16,357

DISCONTINUED OPERATIONS (Notes 4 and 5):
Loss from Operations                                                        $         -    $         -     $      (694)
Estimated Loss on Disposal of Real Estate Business Segment                            -              -         (99,311)
                                                                         ---------------  -------------  --------------

LOSS FROM DISCONTINUED OPERATIONS                                           $         -    $         -     $  (100,005)
                                                                         ---------------  -------------  --------------

NET INCOME (LOSS)                                                           $    26,418    $    24,381     $   (83,648)

                                                                         ===============  =============  ==============

NET INCOME (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS (Note 1)                $    24,293    $    20,999     $   (89,917)
                                                                         ===============  =============  ==============

BASIC EARNINGS (LOSS) PER COMMON SHARE (Note 1):
Income from Continuing Operations                                           $      1.07    $      1.13     $      1.80
Loss from Discontinued Operations                                                     -              -           (0.12)
Estimated Loss on Disposal                                                            -              -          (17.72)
                                                                         ---------------  -------------  --------------
Total                                                                       $      1.07    $      1.13     $    (16.04)
                                                                         ===============  =============  ==============

DILUTED EARNINGS (LOSS) PER COMMON SHARE (Note 1):
Income from Continuing Operations                                           $      1.04    $      1.13     $      1.80
Loss from Discontinued Operations                                                     -              -           (0.12)
Estimated Loss on Disposal                                                            -              -          (17.72)
                                                                         ---------------  -------------  --------------
Total                                                                       $      1.04    $      1.13     $    (16.04)
                                                                         ===============  =============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2001, 2000 and 1999

(In thousands, except per share data)

                                                                                                                                Accumulated
                                                      Stock                            Retained       ESOT                         Other
                                       Preferred    Purchase      Common     Paid-In   Earnings      Related      Treasury      Comprehensive
                                         Stock      Warrants      Stock      Surplus   (Deficit)   Obligations     Stock           Loss         Total
--------------------------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1998                 $ 100      $ 2,233    $  5,506    $49,219   $ (3,642)      $ (1,381)   $ (1,477)        $      -   $ 50,558
--------------------------------------------------------------------------------------------------------------------------------------------------------
Net Loss                                        -            -           -          -    (83,648)             -           -                -    (83,648)

Preferred Stock dividends accrued
($21.25 per share*)                             -            -           -     (2,125)         -              -           -                -     (2,125)

Series B Preferred Stock dividends
in kind issued (Note 8)                         -            -           -     (3,765)         -              -           -                -     (3,765)

Accretion related to Series B
Preferred Stock (Note 8)                        -            -           -       (379)         -              -           -                -       (379)

Common Stock issued in partial
payment of incentive compensation               -            -         237        960          -              -           -                -      1,197

Payment of director fees                        -            -           -       (349)         -              -         512                -        163

Payments related to ESOT notes                  -            -           -          -          -          1,381           -                -      1,381

--------------------------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1999                 $ 100      $ 2,233    $  5,743    $43,561   $(87,290)       $     -    $   (965)        $      -   $(36,618)
--------------------------------------------------------------------------------------------------------------------------------------------------------
Net Income                                      -            -           -          -     24,381              -           -                -     24,381

Preferred Stock dividends accrued
($21.25 per share*)                             -            -           -     (2,125)         -              -           -                -     (2,125)

Series B Preferred Stock dividends
in kind issued (Note 8)                         -            -           -     (1,161)         -              -           -                -     (1,161)

Accretion related to Series B
Preferred Stock (Note 8)                        -            -           -        (96)         -              -           -                -        (96)

Net proceeds received from
issuance of Common Stock (Note 7)               -            -       9,412     27,887          -              -           -                -     37,299

Exchange of Series B Preferred
Stock for Common Stock (Note 7)                 -            -       7,490     31,452          -              -           -                -     38,942

--------------------------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2000                 $ 100      $ 2,233    $ 22,645    $99,518   $(62,909)       $     -    $   (965)        $      -   $ 60,622
--------------------------------------------------------------------------------------------------------------------------------------------------------
Net Income                                      -            -           -          -     26,418              -           -                -     26,418

Other comprehensive income (loss):
  Minimum pension liability (Note 10)           -            -           -          -          -              -           -           (5,865)    (5,865)
                                                                                                                                             -----------
Total comprehensive income                                                                                                                       20,553
                                                                                                                                             -----------

Preferred Stock dividends accrued
($21.25 per share*)                             -            -           -     (2,125)         -              -           -                -     (2,125)

Common Stock options exercised                  -            -          80        278          -              -           -                -        358
--------------------------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2001                 $ 100      $ 2,233    $ 22,725    $97,671   $(36,491)       $     -    $   (965)        $ (5,865)  $ 79,408
--------------------------------------------------------------------------------------------------------------------------------------------------------
*Equivalent to $2.125 per Depositary Share (see Note 8).

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2001, 2000 and 1999

(In thousands)

                                                                                        2001          2000          1999
                                                                                     ------------  -----------   -----------
Cash Flows from Operating Activities:

  Net income (loss)                                                                     $ 26,418     $ 24,381     $ (83,648)

  Adjustments to reconcile net income (loss) to net cash from operating activities -

  Loss from discontinued operations                                                            -            -       100,005

  Depreciation                                                                             1,915        1,617         1,585

  Amortization of deferred debt expense, Stock Purchase Warrants and other                   687          574         1,757

  Gain on sale of investment                                                                   -            -        (1,406)

  Distributions greater (less) than earnings of joint ventures                            28,782       14,320        (1,571)

  Cash provided from (used by) changes in components of working capital other than cash, notes payable, and current maturities of long-term debt:

  (Increase) decrease in:
     Accounts receivable                                                                (42,764)     (95,580)        19,267
     Unbilled work                                                                       (19,241)     (4,040)         5,302
     Construction joint ventures                                                               2         (60)          (307)
     Deferred tax asset                                                                        -           -          1,076
     Other current assets                                                                   (183)       (149)         1,822
  Increase (decrease) in:
     Accounts payable                                                                     34,955       99,781       (43,771)
     Advances from construction joint ventures                                            (4,719)      11,466        (3,196)
     Deferred contract revenue                                                            (4,105)     (11,515)       30,738
     Accrued expenses                                                                    (17,252)       7,837        (1,244)

  Other long-term liabilities                                                             (2,321)      (5,652)        1,033

  Other non-cash items, net                                                                 (101)        (332)          363
                                                                                     ------------ -----------   -----------

  NET CASH PROVIDED FROM OPERATING ACTIVITIES                                           $  2,073     $ 42,648     $  27,805
                                                                                     ------------  -----------   -----------

Cash Flows from Investing Activities:

  Proceeds from sale of property and equipment                                          $    199     $    435     $     585

  Cash distributions of capital from unconsolidated joint ventures                           863          962         1,475

  Acquisition of property and equipment                                                   (4,528)      (1,793)       (1,599)

  Capital contributions to unconsolidated joint ventures                                 (19,455)     (34,068)      (14,990)

  Proceeds from (investment in) discontinued operations                                   (1,126)       2,081          (615)

  Proceeds from sale of investment                                                             -            -         4,000

  Investment in other activities                                                             (57)        (609)       (2,328)
                                                                                     ------------ -----------   -----------

  NET CASH USED BY INVESTING ACTIVITIES                                                 $(24,104)    $(32,992)    $ (13,472)
                                                                                     ------------  -----------   -----------

Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 2001, 2000 and 1999

(In thousands)

                                                                             2001            2000           1999
                                                                         -------------   -------------   -----------
Cash Flows from Financing Activities:

  Proceeds from long-term debt                                              $     572        $  7,757      $    656

  Reduction of long-term debt                                                 (10,399)        (53,390)       (4,663)

  Proceeds from exercise of common stock options                                  358               -             -

  Proceeds from issuance of common stock, net                                       -          37,299         1,197

  Treasury stock issued                                                             -               -           163
                                                                         -------------   -------------   -----------

  NET CASH USED BY FINANCING ACTIVITIES                                     $  (9,469)       $ (8,334)     $ (2,647)
                                                                         -------------   -------------   -----------

  Net (Decrease) Increase in Cash                                           $ (31,500)       $  1,322      $ 11,686

  Cash and Cash Equivalents at Beginning of Year                               59,515          58,193        46,507
                                                                         -------------   -------------   -----------

  Cash and Cash Equivalents at End of Year                                  $  28,015        $ 59,515      $ 58,193
                                                                         =============   =============   ===========

Supplemental Disclosures of Cash Paid During the Year For:

  Interest                                                                  $   2,063        $  4,242      $  7,369
                                                                         =============   =============   ===========

  Income tax payments                                                       $   1,130        $  1,320      $    101
                                                                         =============   =============   ===========

Supplemental Disclosure of Noncash Transactions:

  Dividends paid in shares of Series B Preferred Stock (Note 8)             $       -        $  1,161      $  3,765
                                                                         =============   =============   ===========

  Exchange of Series B Preferred Stock into Common Stock
  at $5.50 per share (Note 7)                                               $       -        $ 38,942      $      -
                                                                         =============   =============   ===========

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999

[1] Summary of Significant Accounting Policies

[a] Nature of Business
The Company was incorporated in 1918 as a successor to businesses which had been engaged in providing construction services since 1894. The Company currently provides general contracting, construction management and design-build services to private clients and public agencies throughout the United States and selected overseas locations. The Company’s construction business involves two basic segments or operations: building and civil. The general building and civil contracting services provided by the Company consist of planning and scheduling the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract. The Company provides these services by using traditional general contracting arrangements, such as fixed price, guaranteed maximum price and cost plus award fee contracts and, to a lesser extent, construction management or design-build contracting arrangements.

In an effort to limit its financial and/or operational risk on certain large or complex projects, the Company participates in construction joint ventures, often as sponsor or manager of the project, for the purpose of bidding and, if awarded, providing the agreed upon construction services. Each participant usually agrees in advance to provide a predetermined percentage of capital, as required, and to share in the same percentage of profit or loss of the project.

[b] Principles of Consolidation
The consolidated financial statements include the accounts of Perini Corporation and its wholly owned subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. Construction joint venture interests are accounted for on the equity method in the accompanying Consolidated Balance Sheets with the Company’s share of revenues and costs in these interests included in “Revenues” and “Cost of Operations,” respectively, in the accompanying Consolidated Statements of Operations. All significant intercompany profits between the Company and its joint ventures have been eliminated in consolidation. Taxes are provided on joint venture results in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”.

[c] Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s construction business involves making significant estimates and assumptions in the normal course of business relating to its Company and joint venture construction contracts due to, among other things, the one-of-a-kind nature of most of its projects, long-term duration of its contract cycle and type of contract utilized. The most significant estimates with regard to these financial statements relate to the estimating of total forecasted construction contract revenues, costs and profits in accordance with accounting for long-term contracts (see Note 1(d) below) and estimating potential liabilities in conjunction with certain contingencies, including the outcome of pending or future litigation, arbitration or other dispute resolution proceedings (see Note 11 below). Actual results could differ in the near term from these estimates and such differences could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

[d] Method of Accounting for Contracts
Profits from the Company’s contracts and construction joint venture contracts are generally recognized by applying percentages of completion for the period to the total estimated profits for the respective contracts. The percentages of completion are determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. However, on construction management contracts, profit is generally recognized in accordance with the contract terms, usually on the as billed method, which is generally consistent with the level of effort incurred over the contract period. When the estimate on a contract indicates a loss, the Company’s policy is to record the entire loss. In the ordinary course of business, at a minimum on a quarterly basis, the Company prepares updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of total cost or revenue, including unapproved change orders and claims, during the course of the work is reflected in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999 (continued)

[1] Summary of Significant Accounting Policies (continued)

[d] Method of Accounting for Contracts (continued)
accounting period in which the facts that caused the revision become known. An amount equal to the costs incurred which are attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable. Profit from unapproved change orders and claims is recorded in the period such amounts are resolved.

In accordance with normal practice in the construction industry, the Company includes in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Deferred contract revenue represents the excess of billings to date over the amount of contract costs and profits recognized to date on the percentage of completion accounting method on certain contracts. Unbilled work represents the excess of contract costs and profits recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled work at December 31, 2001 and 2000, consisted of the following (in thousands):

                                                    2001            2000
                                               -------------    ------------
Unbilled costs and profits incurred to date        $ 15,808 *       $ 3,223 *
Unapproved change orders                              4,629           6,154
Claims                                               17,127           8,946
                                               -------------    ------------
                                                   $ 37,564        $ 18,323
                                               =============    ============

*Represents the excess of contract costs and profits recognized to date on the percentage of completion accounting method over billings to date on certain contracts.

The prerequisite for billing “Unbilled costs and profits incurred to date” is provided in the defined billing terms of each of the applicable contracts. The prerequisite for billing unapproved change orders or claims is the final resolution and agreement between the parties. The amount of unbilled work at December 31, 2001 estimated by management to be collected beyond one year is approximately $10.7 million.

[e] Method of Accounting for Discontinued Real Estate Operations
Effective June 30, 1999, the Company adopted a plan to withdraw completely from its real estate development business segment, which is presented as a discontinued operation in accordance with Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations” (see Note 5).

[f] Property and Equipment
Land, buildings and improvements, construction and computer-related equipment and other equipment are recorded at cost. Depreciation is provided primarily using accelerated methods for construction and computer-related equipment and the straight-line method for the remaining depreciable property.

[g] Goodwill
Goodwill is included in “Other Assets” in the accompanying Consolidated Balance Sheets and represents the excess of the costs of subsidiaries acquired over the fair value of their net assets as of the dates of acquisition (see Note 6). While these amounts were being amortized on a straight-line basis over 40 years through 2001, amortization will be discontinued in 2002. Effective January 1, 2002, the accounting for goodwill will change to comply with SFAS No. 142, “Goodwill and Other Intangible Assets” (see Note (1)(l) below).

[h] Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (see Note 4). Deferred income tax assets and liabilities are recognized for the effects of temporary differences between the financial statement carrying amounts and the income tax basis of assets and liabilities using enacted tax rates. In addition, future tax benefits, such as net operating loss carryforwards, are recognized currently to the extent such benefits are more likely than not to be realized as an economic benefit in the form of a reduction of income taxes in future years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999 (continued)

[1] Summary of Significant Accounting Policies (continued)

[i] Earnings (Loss) Per Common Share
Earnings (loss) per common share amounts were calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per common share (“EPS”) was computed by dividing net income (loss) less dividends and other requirements related to Preferred Stock by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share was computed by giving effect to all dilutive potential common shares outstanding. For all of the applicable periods presented, the assumed conversion of the Company’s Depositary Convertible Exchangeable Preferred Shares, Series B Preferred Shares and Stock Purchase Warrants into common stock was not included in the computation of diluted earnings (loss) per common share since the effect would be antidilutive.

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

Basic and diluted earnings (loss) per common share for each of the three years in the period ending December 31, 2001 are calculated as follows (in thousands except per share amounts):

                                                                                                                     Actual
                                                                         Actual          Pro Forma       ------------------------------
                                                                          2001               2000            2000            1999
                                                                     ----------------   ---------------  --------------  --------------

Income from continuing operations                                           $ 26,418          $ 24,381        $ 24,381       $  16,357
                                                                     ----------------   ---------------  --------------  --------------

Less:
  Accrued dividends on $21.25 Preferred Stock (Note 8)                      $ (2,125)         $ (2,125)       $ (2,125)      $  (2,125)
  Dividends declared on Series B Preferred Stock (Note 8)                          -                 -          (1,161)         (3,765)
  Accretion deduction required to reinstate mandatory
   redemption value of Series B Preferred Stock over a period of
   8-10 years (Note 8)                                                             -                 -             (96)           (379)
  Plus - Reduction in interest expense                                             -               863               -               -
                                                                     ----------------   ---------------  --------------  --------------
                                                                            $ (2,125)         $ (1,262)       $ (3,382)      $  (6,269)
                                                                     ----------------   ---------------  --------------  --------------

Earnings from continuing operations                                         $ 24,293          $ 23,119        $ 20,999       $  10,088
Loss from discontinued operations                                                  -                 -               -        (100,005)
                                                                     ----------------   ---------------  --------------  --------------
  Total available for common stockholders                                   $ 24,293          $ 23,119        $ 20,999       $ (89,917)
                                                                     ================   ===============  ==============  ==============

Weighted average shares outstanding for basic EPS                             22,623            22,584          18,521           5,606
Effect of dilutive stock options outstanding                                     819                 6               6               -
                                                                     ----------------   ---------------  --------------  --------------
Weighted average shares outstanding for diluted EPS                           23,442            22,590          18,527           5,606
                                                                     ----------------   -------------------------------  --------------

Basic earnings per Common Share:
  Income from Continuing Operations                                         $   1.07          $   1.02        $   1.13       $    1.80
  Loss from Discontinued Operations                                                -                 -               -          (17.84)
                                                                     ----------------   ---------------  --------------  --------------
        Total                                                               $   1.07          $   1.02        $   1.13       $  (16.04)
                                                                     ================   ===============  ==============  ==============

Diluted earnings per Common Share:
  Income from Continuing Operations                                         $   1.04          $   1.02        $   1.13       $    1.80
  Loss from Discontinued Operations                                                -                 -               -          (17.84)
                                                                     ----------------   ---------------  --------------  --------------
        Total                                                               $   1.04          $   1.02        $   1.13       $  (16.04)
                                                                     ================   ===============  ==============  ==============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999 (continued)

[1] Summary of Significant Accounting Policies (continued)

[j] Cash and Cash Equivalents
Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

[k] Reclassifications
Certain prior year amounts have been reclassified to be consistent with the current year classifications.

[l] New Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". The FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for Impairment or Disposal of Long-lived Assets" in August and October 2001, respectively.

SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The Company intends to apply SFAS No. 141 to all of its future business combinations.

SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. SFAS No. 142 is effective for the Company’s fiscal year beginning January 1, 2002. The Company expects that the adoption of the provisions of SFAS No. 142 will not have a material impact on its consolidated financial position or results of operations.

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost, and also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for the Company’s fiscal year beginning January 1, 2003. The Company expects that the adoption of the provisions of SFAS No. 143 will not have a material impact on its consolidated financial position or results of operations.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS No. 144 is effective for the Company’s fiscal year beginning January 1, 2002. The Company expects that the adoption of the provisions of SFAS No. 144 will not have a material impact on its consolidated financial position or results of operations.

[2] Construction Joint Ventures

The Company, in the normal conduct of its business, has entered into partnership arrangements, referred to as “joint ventures,” for certain construction projects. Each of the joint venture participants is usually committed to supply a predetermined percentage of capital, as required, and to share in a predetermined percentage of the income or loss of the project. Summary financial information (in thousands) for construction joint ventures accounted for on the equity method for each of the three years in the period ended December 31, 2001 follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999 (continued)

[2] Construction Joint Ventures (continued)

Financial position at December 31,                   2001              2000              1999
                                                 -------------     -------------     -------------
  Current assets                                    $ 466,014  *    $   482,174  *    $   509,859
  Property and equipment, net                           1,511             4,339             7,800
  Current liabilities                                (254,052) **      (265,051)         (349,328)
                                                 -------------     -------------     -------------
Net assets                                          $ 213,473       $   221,462       $   168,331
                                                 =============     =============     =============

Company's share of equity in joint ventures         $  91,147       $   101,339       $    82,493
                                                 =============     =============     =============

Operations for the year ended December 31,           2001              2000              1999
                                                 -------------     -------------     -------------
  Revenues                                          $ 854,565       $ 1,046,545       $ 1,131,350
  Cost of operations                                  827,490         1,006,639         1,075,460
                                                 -------------     -------------     -------------
  Pretax income                                     $  27,075       $    39,906       $    55,890
                                                 =============     =============     =============

Company's share of joint ventures
  Revenues                                          $ 314,958       $   399,504       $   400,670
  Cost of operations                                  321,843           381,485           375,591
                                                 -------------     -------------     -------------
  Pretax income (loss)                              $  (6,885)      $    18,019       $    25,079
                                                 =============     =============     =============

* Included in current assets are amounts representing unbilled work. The Company’s proportionate share of such unbilled work amounts at December 31, 2001 and 2000 consisted of the following (in thousands):

                                                   2001            2000
                                                ------------   -------------

Unbilled costs and profits incurred to date        $  8,915        $ 15,719
Unapproved change orders                             25,513          10,233
Claims                                               38,610          58,409
                                                ------------   -------------
                                                   $ 73,038        $ 84,361
                                                ============   =============

The amount of the Company’s proportionate share of unbilled work at December 31, 2001 estimated by management to be collected beyond one year is approximately $52.7 million.

** At December 31, 2001, there is $.6 million of equipment-related debt outstanding on one construction joint venture. There are no separate credit facilities available to any of the other construction joint ventures in which the Company participates.

Certain joint ventures in which the Company participates distribute cash at the end of each quarter to the participants who then return these funds at the beginning of the next quarter. Of the total cash advanced at the end of 2001 ($20.9 million) and 2000 ($25.6 million), all was deemed to be temporary. The Company treats the change in these temporary cash advances during the period as a component of cash flow from operating activities in the Consolidated Statements of Cash Flows. The Company believes that temporary cash advances received from its joint ventures are similar in nature to cash generated from its non-joint venture construction contracts. Cash generated by a joint venture construction contract generally reflects the profit earned on the contract which, ultimately, will be permanently distributed to the joint venture partners, at which time it will be reflected in the Consolidated Statements of Cash Flows as a cash flow from operating activities under the caption “Distributions greater (less) than earnings of joint ventures.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999 (continued)

[3] Long-term Debt

Long-term debt of the Company at December 31, 2001 and 2000 consists of the following (in thousands):

                                                                                                        2001           2000
                                                                                                     ------------  -------------

Term loan under credit facility at an average rate of 6.8% in 2001 and 9.4% in 2000                     $  9,764       $ 19,764
Mortgage on corporate headquarters building, at a rate of approximately 9%, payable in equal monthly installments over a ten year period, with a balloon
  payment of approximately $5.3 million in 2010.                                                           7,322          7,465
Other indebtedness                                                                                           703            387
                                                                                                     ------------ -------------
Total                                                                                                   $ 17,789       $ 27,616
Less - current maturities                                                                                 10,249         10,398
                                                                                                     ------------  -------------
       Net long-term debt                                                                               $  7,540       $ 17,218
                                                                                                     ============  =============

Payments required under these obligations amount to approximately $10,249,000 in 2002, $426,000 in 2003, $311,000 in 2004, $206,000 in 2005, $226,000 in 2006 and $6,371,000 in 2007 and beyond.

In conjunction with the recapitalization of the Company effective March 29, 2000 (see Note 7), the Company entered into an Amended and Restated Credit Agreement with its lenders that extended its credit facility to January 2003.

On January 23, 2002, the Company entered into an agreement with two banks to refinance the March 2000 facility with a new $45 million credit agreement (the “Credit Agreement”). The Credit Agreement provides for a two year secured revolving credit facility which, if not extended or repaid after two years, converts amounts then outstanding to a three year term loan with equal quarterly principal payments.

The Credit Agreement provides that the Company can choose from interest rate alternatives including a prime-based rate, as well as options based on LIBOR (London inter-bank offered rate). The elected interest rate at January 23, 2002 was 4.75%. Up to $5 million of the unborrowed revolving commitment is available for letters of credit.

The Credit Agreement requires, among other things, maintaining specified working capital, tangible net worth and operating profit levels, interest coverage minimums, and limitations on indebtedness. The Credit Agreement also provides that collateral shall consist of all available assets not included as collateral in other agreements.

[4] Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109. This standard determines deferred income taxes based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities, given the provisions of enacted tax laws.

Total income tax benefit (expense) for the three years ended December 31, was allocated as follows (in thousands):

                                      2001            2000            1999
                                   ------------    ------------    ------------

Continuing Operations                   $ (850)           $ 43          $ (421)
Discontinued Operations                      -               -               -
                                   ------------    ------------    ------------
Total Tax Expense                       $ (850)           $ 43          $ (421)
                                   ============    ============    ============

The credit (provision) for income taxes expense attributable to income from continuing operations is comprised of the following (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999 (continued)

[4] Income Taxes (continued)

                           Federal        State        Foreign         Total
                        -----------  -------------  ------------   ------------
2001
  Current                   $ (360)        $ (490)        $   -         $ (850)
  Deferred                       -              -             -              -
                        -----------  -------------  ------------   ------------
                            $ (360)        $ (490)        $   -         $ (850)
                        ===========  =============  ============   ============
2000
  Current                   $ (580)        $ (209)        $ 832         $   43
  Deferred                       -              -             -              -
                        -----------  -------------  ------------   ------------
                            $ (580)        $ (209)        $ 832         $   43
                        ===========  =============  ============   ============
1999
  Current                   $    -         $ (590)        $ 169         $ (421)
  Deferred                       -              -             -              -
                        -----------  -------------  ------------   ------------
                            $    -         $ (590)        $ 169         $ (421)
                        ===========  =============  ============   ============

The table below reconciles the difference between the statutory federal income tax rate and the effective rate provided for income from continuing operations in the statements of operations.

                                                      2001          2000           1999
                                                  -------------  ------------  -------------

Statutory federal income tax rate                     35%            34%           34%
State income taxes, net of federal tax benefit         1              1             2
Foreign taxes                                          0             (3)           (1)
Change in valuation allowance                        (33)           (32)          (33)
Goodwill and other                                     0              0             1
                                                  -------------  ------------  -------------
Effective tax rate                                     3%             0%            3%
                                                  =============  ============  =============

The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000 (in thousands):

                                                            2001           2000
                                                         ------------   ------------
Deferred Tax Assets
Provision for estimated real estate losses                  $  7,728       $  7,538
Contract losses                                                  231          5,207
Timing of expense recognition                                  3,026          2,879
Net operating loss and capital loss carryforwards             31,759         38,324
Alternative minimum tax credit carryforwards                   3,310          3,023
General business tax credit carryforwards                      3,533          3,532
Other, net                                                       868            868
                                                         ------------   ------------
                                                            $ 50,455       $ 61,371
Valuation allowance for deferred tax assets                  (35,854)       (46,909)
                                                         ------------   ------------
  Deferred tax assets                                       $ 14,601       $ 14,462
                                                         ------------   ------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999 (continued)

[4] Income Taxes (continued)

                                                            2001           2000
                                                         ------------   ------------
Deferred Tax Liabilities
Joint ventures - construction                              $ (11,999)     $ (12,056)
Joint ventures - real estate                                     (29)        (1,003)
Capitalized carrying charges                                  (2,573)        (1,403)
                                                         ------------   ------------
  Deferred tax liabilities                                 $ (14,601)     $ (14,462)
                                                         ------------   ------------

  Net deferred tax asset (liability)                       $       -      $       -
                                                         ============   ============

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

As a result of not providing federal income tax benefit applicable to losses recorded in certain prior years for financial reporting purposes, benefit from these losses is realized in 2001 and 2000 by not having to provide federal income tax of approximately $9.0 million and $8.0 million, respectively. At December 31, 2001, approximately $99 million of future pretax book earnings could benefit from minimal, if any, federal tax provisions.

At December 31, 2001, the Company has unused tax credits and net operating loss carryforwards for income tax reporting purposes which expire as follows (in thousands):

                           Unused           Capital        Net Operating
                         Investment          Loss              Loss
                         Tax Credits     Carryforward      Carryforwards
                        --------------  ----------------  ----------------

2002 - 2007                   $ 3,533             $ 851          $  1,404
2008 - 2020                         -                 -            91,154
                        --------------  ----------------  ----------------
                              $ 3,533             $ 851          $ 92,558
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

[5] Discontinued Operations

Effective June 30, 1999, management adopted a plan to withdraw completely from the real estate development business and to wind down the operations of Perini Land and Development Company ("PL&D"), the Company's wholly owned real estate development subsidiary. Therefore, both historical and current real estate results have been presented as a discontinued operation in accordance with accounting principles generally accepted in the United States. Based on the plan, the 1999 results include a $99,311,000 non-cash provision which represents the estimated loss on disposal of this business segment. This non-cash charge reflects the impact of the disposition of the Rincon Center property located in San Francisco and the reduction in projected future cash flow from the disposition of PL&D's remaining real estate development operations resulting from the change in strategy of holding the properties through the necessary development and stabilization periods to a new strategy of generating short-term liquidity through an accelerated disposition or bulk sale. The estimated loss on disposal of the real estate business segment also includes a provision for shut down costs related to PL&D during the wind down period. No federal tax benefit was attributable to Loss from Discontinued Operations due to certain accounting limitations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999 (continued)

[5] Discontinued Operations (continued)

The Company had a reasonable expectation that the plan, when adopted, could be executed within a twelve-month period. Although more than 93% of the plan was successfully executed by December 31, 2000, the plan was not entirely completed because potential buyers who had executed purchase and sale agreements with the Company withdrew from the purchase of two properties, namely the bulk sale of all of the Massachusetts properties and the sale of the Perini Central property in Phoenix, Arizona. In addition, a program to pursue the bulk sale of the Sabino Springs property in Tucson, Arizona has been unsuccessful to date. When the initially anticipated bulk sale of certain properties did not materialize, the Company adopted a dual strategy of selling individual projects or parcels while continuing to pursue bulk sale of the remaining properties. During the last half of 1999, the Company completed a major step in its plan to discontinue its real estate development operations by concluding the disposition of the Rincon Center property. The Company and PL&D, the managing partner of Rincon Center Associates, entered into a full and final non-cash settlement regarding its interest in Rincon Center. The loss realized upon disposition of this property approximated the estimated loss originally calculated at June 30, 1999. In addition, PL&D concluded the sale of several properties during the 18-month period ended December 31, 2000 that resulted in net proceeds of $18.1 million and during the year ended December 31, 2001 that resulted in net proceeds of $1.9 million, which amounts approximate the net proceeds originally anticipated in calculating the estimated loss on disposal of the real estate business segment at June 30, 1999. The actual loss from the sale of these properties was approximately $2.0 million less than the loss originally anticipated in calculating the estimated loss on disposal of the real estate business segment at June 30, 1999, which amount has been reallocated to the remaining unsold properties due to the wind down period being longer than originally anticipated. The remaining properties to be sold at December 31, 2001 include certain parcels in Raynham, Massachusetts and the Sabino Springs property in Tucson, Arizona. These properties are actively being marketed for sale as individual parcels or as bulk sale. In the absence of a bulk sale, and with a potential prolonged slowdown in the United States economy, the Company currently estimates that sales of these remaining properties will be concluded sometime during the next 36 to 48 months.

Real estate revenues were $1,936,000 in 2001 and $3,491,000 in 2000 and $18,073,000 in 1999.

Net current assets of discontinued operations at December 31, 2001 and 2000 consisted of the following (in thousands):

                                                         2001            2000
                                                      ------------   -------------

Current assets                                           $ 12,101        $ 12,406
Current liabilities                                          (361)           (334)
Minority interest                                               -          (1,458)
                                                      ------------   -------------
Net current assets of discontinued operations            $ 11,740        $ 10,614
                                                      ============   =============

[6] Other Assets, Other Long-term Liabilities and Other (Income) Expense, Net

Other Assets, Other Long-term Liabilities and Other (Income) Expense, Net consist of the following (in thousands) for the periods presented:

Other Assets
                                                                 2001           2000
                                                             -------------  -------------
  Deferred expenses                                               $ 1,900        $ 2,467
  Goodwill (Note 1)                                                 1,017          1,079
  Other investments                                                    63             64
  Intangible asset (Note 10)                                           26              -
                                                             -------------  -------------
                                                                  $ 3,006        $ 3,610
                                                             =============  =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999 (continued)

[6] Other Assets, Other Long-term Liabilities and Other (Income) Expense, Net (continued)

Other Long-term Liabilities
                                                                 2001           2000
                                                             -------------  -------------
Accrued dividends on $21.25
  Preferred Stock (Note 8)                                       $ 13,280       $ 11,155
Insurance related liabilities                                           -          2,407
Employee benefit related liabilities                                2,772          2,686
  Minimum pension liability adjustment (Note 10)                    5,891              -
Other, net                                                           (111)          (111)
                                                             -------------  -------------
                                                                 $ 21,832       $ 16,137
                                                             =============  =============

Other (Income) Expense, Net
                                                                 2001           2000          1999
                                                             -------------  -------------  ------------
Interest income                                                  $   (404)      $ (1,216)     $ (1,432)
Bank fees                                                             328            341         2,585
Gain on sale of investments                                             -              -        (1,406)
Miscellaneous (income) expense, net                                   303            (74)          181
                                                             -------------  -------------  ------------
                                                                 $    227       $   (949)     $    (72)
                                                             =============  =============  ============

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

Concurrent with the closing of the Purchase and as a condition thereto, the Company exchanged 100% of its Redeemable Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) (which had a current accreted face amount of approximately $41.2 million) for an aggregate of 7,490,417 shares of common stock at an exchange price of $5.50 per share (the “Exchange” and together with the Purchase, the “Transaction”) pursuant to certain Exchange Agreements by and between the Company and each of The Union Labor Life Insurance Company, acting on behalf of its Separate Account P (“ULLICO”), PB Capital Partners, L.P. (“PB Capital”) and The Common Fund for Non-Profit Organizations (“The Common Fund”).

In connection with the Transaction, the Company amended its By-Laws to remove provisions creating an Executive Committee of the Board of Directors and granting certain powers to it and amended its Restated Articles of Organization as of the Closing Date to increase the number of authorized shares of Common Stock from 15,000,000 shares to 40,000,000 shares and to amend the Series B Preferred Stock Certificate of Vote. The Company also entered into a Shareholders’ Agreement and a Registration Rights Agreement, each by and among the Company, the New Investors, Ronald N. Tutor, BLUM Capital Partners, L.P., PB Capital, The Common Fund and ULLICO dated as of the Closing Date. The Shareholders’ Agreement contains provisions that define, among other things, certain put and call

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999 (continued)

[7] Recapitalization (continued)

rights and rights of first refusal between National Union and TSC, tag-along rights of the New Investors and former holders of Series B Preferred Stock and certain procedures to protect the Company’s use of its net operating losses (“NOLs”) for tax purposes. Since the Common Stock issued in connection with the Transaction was not registered under the Securities Act, the Registration Rights Agreement contains provisions that define the rights of the New Investors and former holders of Series B Preferred Stock to require the Company, under certain circumstances, to register some or all of the shares under the Securities Act. In addition, the Company entered into an Amendment to the Shareholder Rights Agreement dated as of the Closing Date whereby the Transaction would not trigger the dilutive provisions of the Agreement.

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

In connection with the Transaction and as a condition thereto, the Company also entered into an Amended and Restated Credit Agreement with its lenders that extended the credit facility from January 2001 to January 2003 (see Note 3). The effect of the Transaction on Stockholders’ Equity was to increase Stockholders’ Equity by approximately $76.2 million, $37.3 million from the Purchase (gross proceeds of $40.0 million less related capital expenses of $2.7 million) and $38.9 million from the Exchange (current accreted value of $41.2 million less non-accreted capital expenses of $2.3 million). See the Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2000.

[8] Capital Stock and Stock Purchase Warrants

(a) $21.25 Convertible Exchangeable Preferred Stock ("$21.25 Preferred Stock")
In June 1987, net proceeds of approximately $23,631,000 were received from the sale of 1,000,000 Depositary Convertible Exchangeable Preferred Shares (each Depositary Share representing ownership of 1/10 of a share of $21.25 Convertible Exchangeable Preferred Stock, $1 par value) at a price of $25 per Depositary Share. Annual dividends are $2.125 per Depositary Share and are cumulative. Generally, the liquidation preference value is $25 per Depositary Share plus any accumulated and unpaid dividends. The $21.25 Preferred Stock of the Company, as evidenced by ownership of Depositary Shares, is convertible at the option of the holder, at any time, into Common Stock of the Company at a conversion price of $37.75 per share of Common Stock. The $21.25 Preferred Stock is redeemable at the option of the Company at any time at $25 per share plus any unpaid dividends. The $21.25 Preferred Stock is also exchangeable at the option of the Company, in whole but not in part, on any dividend payment date into 8 1/2% convertible subordinated debentures due in 2012 at a rate equivalent to $25 principal amount of debentures for each Depositary Share. In conjunction with the covenants of certain of the Company’s prior Credit Agreements, the Company was required to suspend the payment of quarterly dividends on its $21.25 Preferred Stock (equivalent to $2.125 per Depositary Share) until certain financial criteria were met. Dividends on the $21.25 Preferred Stock have not been declared since 1995 (although they have been fully accrued due to the “cumulative” feature of the $21.25 Preferred Stock). The aggregate amount of dividends in arrears is approximately $13,280,000 at December 31, 2001, which represents approximately $132.80 per share of $21.25 Preferred Stock or approximately $13.28 per Depositary Share and is included in “Other Long-Term Liabilities” in the accompanying Consolidated Balance Sheets. Under the terms of the $21.25 Preferred Stock, the holders of the Depositary Shares were entitled to elect two additional

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999 (continued)

[8] Capital Stock and Stock Purchase Warrants (continued)

(a) $21.25 Convertible Exchangeable Preferred Stock (“$21.25 Preferred Stock”) (continued)
Directors since dividends had been deferred for more than six quarters and they did so at each of the last four Annual Meetings of Stockholders.

(b) Redeemable Series B Cumulative Convertible Preferred Stock
At a special stockholders’ meeting on January 17, 1997, the Company’s stockholders approved two proposals that allowed the Company to close an equity transaction with a private investor group. The transaction included, among other things, classification by the Board of Directors of 500,000 shares of Preferred Stock of the Company as Redeemable Series B Cumulative Convertible Preferred Stock, par value $1.00 per share, (the “Series B Preferred Stock”), issuance of 150,150 shares of Series B Preferred Stock at $200 per share (or $30 million) to the investor group, (with the remainder of the shares set aside for possible future payment-in-kind dividends to the holders of the Series B Preferred Stock), amendments to the Company’s By-Laws that redefined the Executive Committee and added certain powers (generally financial in nature), including the power to give overall direction to the Company’s Chief Executive Officer, appointment of three new members, recommended by the investor group, to the Board of Directors, and appointment of these same new directors to constitute a majority of the Executive Committee referred to above. Tutor-Saliba Corporation, a corporation controlled by the Chairman of the Board of Directors of the Company, who was also a member of the Executive Committee, is a participant in certain construction joint ventures with the Company (see Note 14 “Related Party Transactions”).

In-kind dividends on the Series B Preferred Stock were paid at an annual rate of 10% of the liquidation preference of $200.00 per share with additional shares of Series B Preferred Stock compounded on a quarterly basis. According to the terms of the Series B Preferred Stock, it (i) ranked junior in cash dividend and liquidation preference to the $21.25 Convertible Exchangeable Preferred Stock and senior to Common Stock, (ii) provided that no cash dividends will be paid on any shares of Common Stock except for certain limited dividends beginning in 2001, (iii) was convertible into shares of Common Stock at an initial conversion price of approximately $9.68 per share (equivalent to 3,101,571 shares on January 17, 1997), (iv) had the same voting rights as shareholders of Common Stock immediately equal to the number of shares of Common Stock into which the Series B Preferred Stock could be converted, (v) generally had a liquidation preference of $200 per share of Series B Preferred Stock, (vi) was optionally redeemable by the Company after three years at a redemption price equal to the liquidating value per share and higher amounts if a Special Default, as defined, had occurred, (vii) was mandatorily redeemable by the Company if a Special Default had occurred and a holder of the Series B Preferred Stock requested such a redemption, (viii) was mandatorily redeemable by the Company for approximately one-third of the shares still outstanding on January 17, 2005 and one-third of the shares in each of the next two years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999 (continued)

[8] Capital Stock and Stock Purchase Warrants (continued)

(b) Redeemable Series B Cumulative Convertible Preferred Stock (continued)
An analysis of Series B Preferred Stock transactions from December 31, 1998 to the March 29, 2000 Exchange date follows:

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
                                           ================  ===============

(c) Series A Junior Participating Preferred Stock
Under the terms of the Company’s Shareholder Rights Plan, as amended, the Board of Directors of the Company declared a distribution on September 23, 1988 of one Preferred Stock purchase right (a “Right”) for each outstanding share of Common Stock. Under certain circumstances, each Right will entitle the holder thereof to purchase from the Company one one-hundredth of a share (a “Unit”) of Series A Junior Participating Cumulative Preferred Stock, $1 par value (the “Preferred Stock”), at an exercise price of $100 per Unit, subject to adjustment. The Rights will not be exercisable or transferable apart from the Common Stock until the earlier to occur of (i) 10 days following a public announcement that a person or group (an “Acquiring Person”) has acquired 20% or more of the Company’s outstanding Common Stock (the “Stock Acquisition Date”), (ii) 10 business days following the announcement by a person or group of an intention to make an offer that would result in such persons or group becoming an Acquiring Person or (iii) the declaration by the Board of Directors that any person is an “Adverse Person”, as defined under the Plan. The Rights will not have any voting rights or be entitled to dividends.

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

On January 17, 1997, the Board of Directors amended the Company’s Shareholder Rights Plan to (i) permit the acquisition of the Series B Preferred Stock by certain investors (see Note 8(b) above), any additional Preferred Stock issued as a dividend thereon, any Common Stock issued upon conversion of the Series B Preferred Stock and certain other events without triggering the distribution of the Rights; (ii) lower the threshold for the occurrence of a Stock Acquisition Date from 20% to 10%; and (iii) extend the expiration date of the Plan from September 23, 1998 to January 21, 2007. In addition, the Board of Directors amended the Company’s Shareholder Rights Plan, effective March 29, 2000, to permit the Purchase and Exchange as described in Note 7 above and certain other events without triggering the distribution of the Rights.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999 (continued)

[8] Capital Stock and Stock Purchase Warrants (continued)

(d) Stock Purchase Warrants
In connection with an Amended and Restated Credit Agreement effective January 17, 1997 with the Company’s bank group at that time, the bankers received Stock Purchase Warrants as partial compensation for the credit facility enabling the participating banks to purchase up to 420,000 shares of the Company’s Common Stock, $1.00 par value, at $8.30 per share, the average fair market value of the stock for the five business days prior to the January 17, 1997 closing, at any time during the ten year period ending January 17, 2007. The grant date present value of the Stock Purchase Warrants ($2,233,000) was calculated using the Black-Scholes option pricing model and was accounted for by an increase in Stockholders’ Equity, with the offset being a valuation account netted against the related Revolving Credit Loans. The valuation account was amortized over the approximate three year term ended December 31, 1999 of the Credit Agreement on the straight-line method, with the offsetting charge being to Other Income (Expense), Net.

[9] Stock Options

Effective May 25, 2000, the Company’s stockholders approved the adoption of the Special Equity Incentive Plan which provides that up to 3,000,000 shares of the Company’s Common Stock will be available for the granting of non-qualified stock options to key executives, employees and directors of the Company. Options are granted at not less than the fair market value on the date of grant, as defined. Options granted during the years ended December 31, 2000 and 2001 were granted at amounts ranging from fair market value to $1.50 per share in excess of fair market value. Options generally expire 10 years from the date of grant. Options outstanding under the Special Equity Incentive Plan are exercisable in three equal annual installments, on the date of grant and on the first and second anniversary of the date of grant, except for options granted on May 25, 2000 to purchase 62,700 shares that are exercisable in full on the third anniversary of the date of grant. A summary of stock option activity related to the Company’s Special Equity Incentive Plan is as follows:

                                                        Option Price Per Share
                                                     -----------------------------     Shares
                                        Number                         Weighted      Available
                                       of Shares         Range          Average       to Grant
                                      ------------   --------------   ------------  -------------
Approved May 25, 2000                      --             --              --           3,000,000
  Granted                               2,792,700    $3.13-$4.50         $4.47        (2,792,700)
                                      ------------
                                                                                    -------------
Outstanding at December 31, 2000        2,792,700    $3.13-$4.50         $4.47           207,300
  Granted                                  20,000    $8.10               $8.10           (20,000)
  Exercised                               (79,666)   $4.50               $4.50                 -
                                      ------------                                  -------------
Outstanding at December 31, 2001        2,733,034    $3.13-$8.10         $4.50           187,300
                                      ============                                  =============

At December 31, 2001 and 2000, 481,610 shares of the Company's authorized but unissued Common Stock were reserved for issuance to employees under its 1982 Stock Option Plan. Options are granted at fair market value on the date of grant, as defined, and generally become exercisable in two equal annual installments on the second and third anniversary of the date of grant and expire eight to ten years from the date of grant. Options for 69,000 shares of Common Stock granted in 1992 became exercisable in 1995 based on the Company's achievement of a certain interim profit target. The remaining options for 115,000 shares of Common Stock granted in 1992 will not become exercisable since subsequent interim profit targets were not achieved. All options granted in 1992 expire 10 years from the date of grant. A summary of stock option activity related to the Company's 1982 Stock Option Plan is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999 (continued)

[9] Stock Options (continued)

                                                     Option Price Per Share
                                                  -----------------------------    Shares
                                     Number                         Weighted      Available
                                    of Shares         Range          Average      to Grant
                                   ------------   --------------   ------------  ------------
Outstanding at December 31, 1998       365,300    $  5.29-$16.44   $11.88            116,310
  Canceled                            (103,800)   $  5.29-$11.06   $ 7.99            103,800
                                   ------------                                  ------------
Outstanding at December 31, 1999,
  2000 and 2001                        261,500    $  5.29-$16.44   $13.43            220,110
                                   ============                                  ============

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

Options outstanding at December 31, 2001 and related weighted average price and life information follows:

     Remaining          Grant        Options         Options       Exercise
   Life (Years)         Date       Outstanding     Exercisable       Price
--------------------  ----------  ---------------  -------------   ----------

         1             12/21/92          184,000         69,000       $16.44
         1             03/22/94           10,000         10,000       $13.00
         4             01/17/97          225,000        225,000        $8.38
         5             01/19/98          135,000        135,000        $8.66
         5             12/10/98          112,500        112,500        $5.29
         6             01/04/99           30,000         15,000        $5.13
         9             03/29/00        2,000,000      1,333,333        $4.50
         9             05/25/00          234,700        105,333        $4.13
         9             09/12/00          378,334        235,001        $4.50
         9             11/15/00          100,000         66,667        $4.50
        10             07/09/01           20,000          6,667        $8.10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999 (continued)

[9] Stock Options (continued)

When options are exercised, the proceeds are credited to stockholders' equity. In addition, the income tax savings attributable to nonqualified options exercised are credited to paid-in surplus. The Company elected the optional pro forma disclosures under SFAS No. 123, "Accounting for Stock-Based Compensation" as if the Company adopted the cost recognition requirements in 1995. The Company has no options outstanding relating to either 1995 or 1996. The estimated values shown below are based on the Black-Scholes option pricing model for options granted in 1997 through 2001.

                                                           Assumptions
                                ------------------------------------------------------------------
                                                    Expected       Risk-free
 Grant Date      Fair Value     Dividend Yield     Volatility    Interest Rate     Expected Life
--------------  --------------  -------------------------------  ---------------   ---------------

     01/17/97     $ 1,070,127         0%               39%           6.50%                8
     07/08/97     $    44,086         0%               38%           6.31%                8
     01/19/98     $ 1,027,758         0%               37%           5.57%                8
     12/10/98     $   399,485         0%               39%           4.63%                8
     01/04/99     $    75,600         0%               37%           4.82%                8
     03/29/00     $ 6,180,000         0%               54%           6.17%               10
     05/25/00     $   125,400         0%               49%           6.38%               10
     05/25/00     $   382,000         0%               54%           6.38%               10
     09/12/00     $ 1,358,800         0%               55%           5.78%               10
     11/15/00     $   245,000         0%               53%           5.71%               10
     07/09/01     $   124,600         0%               66%           5.34%               10

If SFAS No. 123 had been fully implemented, stock based compensation costs would have decreased net income in 2001 by $2,846,000 (or $.13 per common share), decreased net income in 2000 by $3,194,000 (or $.17 per common share) and increased net loss in 1999 by $692,000 (or $.12 per common share). The effect of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts.

[10] Employee Benefit Plans

The Company has a defined benefit pension plan that covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The plan is noncontributory and benefits are based on an employee’s years of service and “final average earnings”, as defined. The plan provides reduced benefits for early retirement and takes into account offsets for social security benefits. All employees are vested after five years of service. The Company also has an unfunded supplemental retirement plan for certain employees whose benefits under the defined benefit pension plan are reduced because of compensation limitations under federal tax laws. In accordance with SFAS No. 132, “Employers’ Disclosures About Pensions and Other Post-Retirement Benefits”, pension disclosure as presented below includes aggregated amounts for both of the Company’s plans, except where otherwise indicated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999 (continued)

[10] Employee Benefit Plans (continued)

Net pension cost for 2001, 2000 and 1999 follows (in thousands):

                                                           2001            2000             1999
                                                       ------------    ------------    -------------

Service cost - benefits earned during the period           $ 1,094         $   963          $ 1,221
Interest cost on projected benefit obligation                4,404           4,259            3,987
Expected return on plan assets                              (4,831)         (4,633)          (4,227)
Amortization of transition obligation                            -               6                6
Amortization of prior service costs                            (26)             (4)              (4)
Recognized actuarial loss                                       68              33              563
                                                       ------------    ------------    -------------
Net pension cost                                           $               $   624          $ 1,546
                                                       ============    ============    =============

Actuarial assumptions used:
  Discount rate                                             7 1/4%          7 1/2%          7 3/4%
  Rate of increase in compensation                              6%              6%               6%
  Long-term rate of return on assets                            9%              9%               9%

The following tables provide a reconciliation of the changes of the fair value of assets in the plan and plan benefit obligations during the two year period ended December 31, 2001, and a statement of the funded status as of December 31, 2001 and 2000 (in thousands):

Reconciliation of Fair Value of Plan Assets
                                                                     2001          2000
                                                                 -------------  ------------

Balance at beginning of year                                         $ 52,567      $ 59,182
Actual return on plan assets                                           (2,994)       (3,142)
Employer contribution                                                     159           160
Benefit payments                                                       (3,568)       (3,633)
                                                                 -------------  ------------
Balance at end of year                                               $ 46,164      $ 52,567
                                                                 =============  ============

Reconciliation of Projected Benefit Obligation
                                                                     2001          2000
                                                                 -------------  ------------

Balance at beginning of year                                         $ 59,992      $ 55,840
Service cost                                                            1,093           962
Interest cost                                                           4,403         4,259
Actuarial loss                                                          2,324         2,564
Benefit payments                                                       (3,568)       (3,633)
                                                                 -------------  ------------
Balance at end of year                                               $ 64,244      $ 59,992
                                                                 =============  ============

Funded Status
                                                                     2001          2000
                                                                 -------------  ------------

Funded status at December 31,                                       $ (18,080)     $ (7,425)
Unrecognized prior service cost                                            26             -
Unrecognized loss                                                      12,975         2,894
                                                                 -------------  ------------
Net amount recognized, before additional minimum liability          $  (5,079)     $ (4,531)
                                                                 =============  ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999 (continued)

[10] Employee Benefit Plans (continued)

The following table presents amounts included in the Consolidated Balance Sheets as of December 31, 2001 and 2000 (in thousands):

                                                   2001          2000
                                                ------------  ------------

Accrued benefit liability                         $ (10,970)     $ (4,531)
Intangible asset (Note 6)                                26             -
Accumulated other comprehensive income                5,865             -
                                                ------------  ------------
Net amount recognized at year end                  $ (5,079)     $ (4,531)
                                                ============  ============

Other comprehensive income attributable to a change in the additional minimum pension liability recognized pursuant to SFAS No. 87, "Employers' Accounting for Pensions" amounted to $5.9 million in 2001. This amount represents the excess of the accumulated benefit obligations of the Company's pension plans over the fair value of the plans' assets as of December 31, 2001 compared to the unfunded accrued pension liability previously recognized. This amount is reflected as a long-term liability as of December 31, 2001 (see Note 6) with the offset being a reduction in stockholders' equity. Subsequent adjustments to the amount of this additional minimum pension liability will be recorded in future years based upon periodic re-evaluation of the funded status of the Company's pension plans.

The Company's plans have benefit obligations in excess of the fair value of the plans' assets. Plan assets generally include equity and fixed income funds. The following table provides information relating to each of the plan's benefit obligations compared to the fair value of its assets as of December 31, 2001 and 2000 (in thousands):

                                                      2001                                         2000
                                    ------------------------------------------   ------------------------------------------
                                                     Benefit                                      Benefit
                                      Pension     Equalization                     Pension     Equalization
                                       Plan           Plan           Total          Plan           Plan           Total
                                    ------------  --------------  ------------   ------------  --------------  ------------

Projected benefit obligation           $ 61,470         $ 2,774      $ 64,244       $ 57,650         $ 2,342      $ 59,992
Accumulated benefit obligation         $ 54,894         $ 2,240      $ 57,134       $ 51,850         $ 2,019      $ 53,869
Fair value of plan assets              $ 46,164         $     -      $ 46,164       $ 52,567         $     -      $ 52,567

Projected benefit obligation
greater (less) than fair
value of plan assets                   $ 15,306         $ 2,774      $ 18,080       $  5,083         $ 2,342      $  7,425
                                    ------------  --------------  ------------   ------------  --------------  ------------

Accumulated benefit obligation
greater (less) than fair
value of plan assets                   $  8,730         $ 2,240      $ 10,970       $   (717)        $ 2,019       $ 1,302
                                    ------------  --------------  ------------   ------------  --------------  ------------

The Company has a contributory Section 401(k) plan which covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. Under the terms of the Section 401(k) plan, the provision, which approximated $0.1 million in 2001, $0.6 million in 2000 and $0.3 million for 1999, was generally based on a specified percentage of profits, subject to certain limitations, as well as approval by the Company’s Board of Directors of any discretionary Company contributions to the Section 401(k) plan. The Company also had a noncontributing Employee Stock Ownership Plan (“ESOP”) which covered its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The Company’s contribution to the related ESOT was $1.4 million for the year ended December 31, 1999. In accordance with the provisions of the ESOP and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999 (continued)

[10] Employee Benefit Plans (continued)

effective as of December 31, 1999, the Board of Directors of the Company approved the termination of the ESOP and the distribution of all remaining shares of common stock of the Company held by the ESOT to the ESOP participants in 2000 and 2001.

In addition, the Company has an incentive compensation plan for key employees which is generally based on the Company’s achievement of a certain level of profit.

The Company also contributes to various multi-employer union retirement plans under collective bargaining agreements which provide retirement benefits for substantially all of its union employees. The aggregate amounts provided in accordance with the requirements of these plans were approximately $8.8 million in 2001, $4.9 million in 2000 and $5.4 million in 1999. The Multi-employer Pension Plan Amendments Act of 1980 defines certain employer obligations under multi-employer plans. Information regarding union retirement plans is not available from plan administrators to enable the Company to determine its share of unfunded vested liabilities.

[11] Contingencies and Commitments

(a) Mergentime – Perini Joint Venture vs. WMATA Matter

On May 11, 1990, two joint ventures in which Perini Corporation held a minority interest (“Joint Ventures”) were terminated by the Washington Metropolitan Area Transit Authority (“WMATA”) on two adjacent subway construction contracts in the District of Columbia. The contracts were awarded to the Joint Ventures in 1985 and 1986. However, Perini and Mergentime Corporation (“Mergentime”), the 60% managing partner, entered into an agreement in 1987 under which Perini withdrew from the Joint Ventures and Mergentime assumed complete control over the performance of both projects. This agreement did not relieve Perini of its responsibilities to WMATA as a Joint Venture partner. After Perini withdrew from the Joint Ventures, Mergentime and WMATA were embroiled in a dispute regarding progress on the projects. Each party blamed the other for delays that were impacting both cost and progress and the parties were unable to resolve their dispute. Ultimately, both construction contracts were terminated by WMATA and WMATA retained Perini, acting independently, to complete both projects.

Subsequently, the Joint Ventures brought an action in the United States District Court for the District of Columbia against WMATA, seeking damages for delays, unpaid extra work and wrongful termination and WMATA brought an action against the Joint Ventures seeking damages for additional costs to complete the projects. After a bench trial before two District Court Judges (the initial Judge died before the matter could be concluded), the District Court found the Joint Ventures liable to WMATA for damages in the amount of approximately $16.5 million and WMATA liable to the Joint Ventures for damages in the amount of approximately $4.3 million.

The Joint Ventures appealed the judgment to the United States Court of Appeals for the District of Columbia (“Court of Appeals”), arguing, among other things, that the second District Court Judge had issued his final decision without fully familiarizing himself with the record of the initial District Court Judge. On February 16, 1999, the Court of Appeals vacated the District Court’s final judgment and ordered the successor District Court Judge to review the findings of the initial Judge and hold further hearings in regard to the Joint Venture’s affirmative claims. In addition, the Court of Appeals held that statutory interest on any of the claims will not accrue until final judgment is entered sometime in the future. Later in 1999, the case was transferred to a new successor District Court Judge.

On February 28, 2001, the new successor District Court Judge informed the parties that in the absence of a new trial, he could not certify adequate familiarity with the record to complete the remaining proceedings; therefore, he ordered that the Joint Venture’s motion for a new trial be granted.

A new trial before the new successor District Court Judge was completed in January 2002. A decision is expected by June 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999 (continued)

[11] Contingencies and Commitments (continued)

(b) Tutor–Saliba–Perini Joint Venture vs. Los Angeles MTA Matter

During 1995, a joint venture, Tutor-Saliba-Perini (“TSP”), in which Perini Corporation is a 40% minority partner and Tutor-Saliba Corporation of Sylmar, CA is the 60% managing partner, filed a complaint in the Superior Court of the State of California for the County of Los Angeles against the Los Angeles County Metropolitan Transportation Authority (“MTA”) seeking to recover costs for extra work required by the MTA in connection with the construction of the Wilshire/Normandie Subway Station. TSP is seeking additional compensation from the MTA for claims related to the construction and in February 1999 the MTA countered with civil claims under the California False Claims Act against TSP, Tutor-Saliba Corporation, Perini Corporation and other parties. Ronald N. Tutor, the Chairman and CEO of Perini Corporation since March of 2000, is also the CEO and the sole stockholder of Tutor-Saliba Corporation (see Note 14).

Claims concerning the construction of the Wilshire/Normandie Subway Station were tried before a Jury in 2001. During trial, the Judge ruled that TSP had failed to comply with the Court’s prior discovery orders and the Judge penalized TSP for its alleged non-compliance by dismissing TSP’s claim and by ruling, without a Jury finding, that TSP was liable to the MTA for damages on the MTA’s counterclaim. The Judge then instructed the Jury that TSP was liable to the MTA and charged the Jury with the responsibility of determining the amount of the damages based on the Judge’s ruling. The Jury awarded the MTA approximately $29.6 million in damages.

TSP and the other plaintiffs/defendants in the counterclaim have appealed both the Judge’s discovery sanction and the subsequent Jury award. The ultimate financial impact of the Judge’s ruling and/or the Jury’s award is not yet determinable.

(c) Perini/Kiewit/Cashman Joint Venture – Central Artery/Tunnel Project Matter

Perini/Kiewit/Cashman Joint Venture (“PKC”), a joint venture in which Perini Corporation holds a 56% interest and is the managing partner, is currently pursuing a series of claims for additional contract time and/or compensation against the Massachusetts Highway Department (“MHD”) for work performed by PKC on a portion of the Central Artery/Tunnel project in Boston, Massachusetts. The claims relate to the construction of the Northbound Mainline Central Artery Tunnel from Kneeland Street to Congress Street. During construction, MHD ordered PKC to perform changes to the work and issued related direct cost changes with an estimated value, excluding time delay and inefficiency costs, in excess of $100 million. In addition, PKC encountered a number of unforeseen conditions during construction that greatly increased PKC’s cost of performance.

PKC’s claims are currently being presented to a Disputes Review Board (“DRB”) which consists of three construction experts chosen by the parties. To date, the DRB has ruled on a binding basis that PKC is entitled to additional compensation for its contract time delay claim in the amount of $17.4 million. The DRB is currently considering PKC’s utility impact claim (approximate value of $30 million) with additional claims to be presented in 2002. The claims yet to be decided by the DRB, including the utility impact claim, have a stated value in excess of $93 million. The majority of the undecided claims (approximately $75 million) will be decided by the current DRB, as arbitrators, on a binding basis. The remaining claims will be decided by the DRB on a non-binding basis pursuant to the provisions of the original contract.

Although MHD challenged several of the DRB's decisions relative to the contract time delay award discussed above, PKC received a favorable ruling on March 20, 2002 from the Superior Court of the Commonwealth of Massachusetts that aproved PKC's request to have MHD comply with the DRB's decison to award the $17.4 million for the time delay. The ultimate financial impact of resovling all of the claims on this project is not yet determinable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999 (continued)

[11] Contingencies and Commitments (continued)

(d) Perini Building Company, Inc. vs. Saginaw Chippewa Indian Tribe of Michigan Matter

In 1995, Perini Building Company, Inc. (“PBC”), a wholly owned subsidiary of Perini Corporation, was hired by the Saginaw Chippewa Indian Tribe (“Tribe”) to construct a hotel/casino resort in Mt. Pleasant, Michigan. Since the design for the project was still in process at the time of contract, the parties planned to proceed with construction on a fast-track basis as the design was completed by the Tribe’s architect. Although PBC completed a major portion of construction under this fast-track arrangement, a final design was never completed by the Tribe’s architect. Ultimately, a dispute arose between the Tribe and the architect regarding the architect’s failure to complete the design and the Tribe eventually terminated all contracts on the project, including its contract with the architect and its contract with PBC. Separate arbitration proceedings were then initiated between the Tribe and the architect and between the Tribe and PBC.

On June 5, 2000, the American Arbitration Association found in favor of PBC against the Tribe, awarding PBC approximately $8.9 million in damages, plus costs and attorney/consultants fees in the amount of approximately $1.2 million. On October 30, 2000, PBC filed an action to enforce the award in the Tribal Court of the Saginaw Chippewa Indian Tribe. On January 31, 2002, the Tribal Court refused to confirm the award, claiming that the Tribal Court does not have jurisdiction because the Tribe is immune from suit as a sovereign nation. The contract between PBC and the Tribe provides that PBC may seek enforcement of the award in United States Federal Court if the Tribal Court finds that it does not have jurisdiction. PBC will pursue its rights under the contract and PBC will also appeal the refusal of the Tribal Court to enforce the award.

(e) San Francisco State University vs. Perini Matter

This is an action originally brought in 1999 by San Francisco State University (“SFSU”) against Perini and several subcontractors in conjunction with the design and construction of a student dormitory. SFSU alleges that the building suffers from water leakage and structural deficiencies (deficient earthquake bracing per the California Building Code). SFSU seeks damages in excess of $85 million, including damages for leak repairs and mold abatement, damages for structural repairs, damages for economic losses, punitive damages and attorneys’ fees. Perini has asserted that the building was properly designed and constructed under the contractually identified building code.

Both Perini and its subcontractors have general liability insurance policies and Perini is an additional insured on the subcontractors’ insurance policies. Management believes that these policies will cover any damage finding against Perini related to construction defects. Perini does not have errors and omissions insurance for the building design. To that extent, these policies will not cover a damage finding, if any, against Perini which is based solely upon design errors and omissions.

Perini is being defended by its insurance carriers under a reservation of rights. Perini has brought a third party action for comparative indemnity, equitable indemnity, implied contractual indemnity and declaratory relief against nine of Perini’s subcontractors and lower-tier subcontractors. The action is scheduled for trial in April 2002. The ultimate financial impact of this case is not yet determinable.

(f) $21.25 Preferred Shareholders Class Action Lawsuit

On May 3, 2001 the Company, including several of its current and former directors ("Defendant Directors"), was served with a complaint entitled Frederick Doppelt, Arthur I. Caplan and Michael Miller v. Perini Corporation, et al, Supreme Court of the State of New York, County of New York, Civil Action No. 602156/01. Each plaintiff is a holder of the Company’s $21.25 Convertible Exchangeable Preferred Stock (“$21.25 Preferred Stock”). One plaintiff, Mr. Doppelt, is a current Director of the Company and one plaintiff, Mr. Caplan, is a former Director of the Company. Plaintiffs purport to bring the action individually and on behalf of the entire class of holders of the $21.25 Preferred Stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999 (continued)

[11] Contingencies and Commitments (continued)

The Plaintiffs have asserted claims for breach of contract, breach of fiduciary duty, fraud and negligent misrepresentation. The Plaintiffs principally allege that the Company and its Defendant Directors improperly authorized the exchange of Series B Preferred Stock for Common Stock without first paying all accrued dividends on the $21.25 Preferred Stock. More specifically, Plaintiffs allege that the Company and its Defendant Directors violated the terms of the $21.25 Preferred Stock when, in March 2000, the Company authorized the exchange of Series B Preferred Stock for Common Stock. The Plaintiffs further allege that the Company and its Defendant Directors issued a false and misleading prospectus in 1987 relating to the issuance of the $21.25 Preferred Stock. The Plaintiffs seek payment of accrued dividends, claiming they are owed approximately $11.7 million as of May 3, 2001, and other unspecified punitive and exemplary damages.

On May 23, 2001, the Company and the Defendant Directors removed the action from the Supreme Court of New York to the United States District Court for the Southern District of New York.

On June 26, 2001, the Plaintiffs filed an Amended Complaint whereby the Plaintiffs limited their Class Action to an action for breach of contract against the Company and an action for breach of fiduciary duty against the Defendant Directors. The Company and the Defendant Directors have moved to dismiss all of Plaintiffs’ claims.

On March 12, 2002, all claims against the Company and the Defendant Directors were dismissed by the United States District Court for the Southern District of New York.

(g) Other

Contingent liabilities also include liability of contractors for performance and completion of both Company and joint venture construction contracts. In addition to the legal matters described above, the Company is involved in various lawsuits, arbitration and alternative dispute resolution (“ADR”) proceedings. In the opinion of management, the resolution of these proceedings will not have a material effect on the Company's results of operations or financial condition.

[12] Unaudited Quarterly Financial Data

The following table sets forth unaudited quarterly financial data for the years ended December 31, 2001 and 2000 (in thousands, except per share amounts):

                                                                                2001 by Quarter
                                                        -----------------------------------------------------------------
                                                            1st               2nd              3rd               4th
                                                        ------------      ------------      -----------      ------------
Revenues                                                   $352,178          $421,222        $ 417,476         $ 362,520
                                                        ------------      ------------      -----------      ------------
Gross profit                                               $ 13,499          $ 14,857        $  13,608         $  15,598
                                                        ------------      ------------      -----------      ------------
Net income                                                 $  6,820          $  7,359        $   5,843         $   6,396
                                                        ------------      ------------      -----------      ------------

Basic earnings per common share                            $   0.28  (a)     $   0.30  (a)   $    0.23  (a)    $    0.26  (a)
                                                        ------------      ------------      -----------      ------------

Diluted earnings per common share                          $   0.28  (a)     $   0.29  (a)   $    0.22  (a)    $    0.25  (a)
                                                        ------------      ------------      -----------      ------------

                                                                                2000 by Quarter
                                                        -----------------------------------------------------------------
                                                            1st               2nd              3rd               4th
                                                        ------------      ------------      -----------      ------------
Revenues                                                   $197,902          $251,948        $ 309,991         $ 345,819
                                                        ------------      ------------      -----------      ------------
Gross profit                                               $ 12,096          $ 12,556         $ 12,489         $  15,191
                                                        ------------      ------------      -----------      ------------
Net income                                                 $  5,173          $  5,909          $ 5,938         $   7,361
                                                        ------------      ------------      -----------      ------------

Basic and diluted earnings per common share                $   0.54          $   0.24  (a)      $ 0.24  (a)    $    0.30 (a)
                                                        ------------      ------------      -----------      ------------

(a) Per share amount reflects the impact of the Company’s recapitalization at the end of the first quarter of 2000 (see Note 7).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999 (continued)

[13] Business Segments

Business segment information presented below was determined in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information".

The Company is currently engaged in the construction business. The Company provides general contracting, construction management and design-build services to private clients and public agencies throughout the United States and selected overseas locations. The Company’s construction business involves two basic segments: building and civil. The building operation services both private clients and public agencies from offices located in Boston, Phoenix, Las Vegas, Atlantic City, Detroit and Celebration, FL and includes a broad range of building construction projects, such as hotels, casinos, health care facilities, correctional facilities, sports complexes, multi-unit residential, commercial, civic, cultural and educational facilities. The civil operation is focused on public civil work in the East and selectively in other geographic locations and includes large, ongoing urban infrastructure repair and replacement projects such as highway and bridge rehabilitation, mass transit projects and waste water treatment facilities. During the years 1999 through 2001, the Company’s chief operating decision making group consisted of the Chairman and Chief Executive Officer, the President and Chief Operating Officer, the President of Perini Building Company and the President of Perini Civil Construction which decided how to allocate resources and assess performance of the business segments. Generally, the Company evaluates performance of its operating segments on the basis of pretax profit and cash flow. The accounting policies applied by each of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). The following tables set forth certain business and geographic segment information relating to the Company’s operations for each of the three years in the period ended December 31, 2001 (in thousands):

2001:                                   Reportable Segments
                           ----------------------------------------------
                                                                                             Consolidated
                              Building         Civil          Totals         Corporate          Total
                           ---------------  -------------  --------------   ------------    ---------------

Revenues                      $ 1,199,439      $ 353,957      $1,553,396       $      -        $ 1,553,396
Income from Operations        $    31,612      $   3,918      $   35,530       $ (6,029) (a)   $    29,501
Assets                        $   212,782      $ 162,459      $  375,241       $ 41,744  (b)   $   416,985
Capital Expenditures          $     1,408      $   3,120      $    4,528       $      -        $     4,528

2000:                                   Reportable Segments
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999 (continued)

[13] Business Segments (continued)

(a)     In all years, consists of corporate general and administrative expenses.

(b)     In all years, corporate assets consist principally of cash, cash equivalents, marketable securities, other investments available for general corporate purposes, and net assets from discontinued operations.

In 2001, revenues from one customer of the building segment totaled approximately $457 million of consolidated revenues. Also in 2001, revenues from various agencies of the City of New York in the civil segment totaled approximately $185 million of consolidated revenues. In 2000, revenues from one customer of the building segment totaled approximately $319 million of consolidated revenues. Also in 2000, revenues from various agencies of the City of New York in the civil segment totaled approximately $117 million of consolidated revenues. In 1999, revenues from one customer of the building segment totaled approximately $148 million of consolidated revenues. Also in 1999, revenues from various agencies of both the Commonwealth of Massachusetts and the City of New York in the civil segment totaled approximately $167 million and $118 million, respectively, of consolidated revenues.

Information concerning principal geographic areas is as follows:

                                                              Revenues
                                             --------------------------------------------
                                                 2001           2000            1999
                                             -------------  --------------  -------------

United States                                 $ 1,516,810     $ 1,065,304    $   968,825
Foreign and U.S. Territories                       36,586          40,356         50,659
                                             -------------  --------------  -------------

Total                                         $ 1,553,396     $ 1,105,660    $ 1,019,484
                                             =============  ==============  =============

                                                    Income (Loss) from Operations
                                             --------------------------------------------

                                                 2001           2000            1999
                                             -------------  --------------  -------------

United States                                 $    32,456     $    34,921    $    30,508
Foreign and U.S. Territories                        3,074          (2,221)           852
Corporate                                          (6,029)         (5,345)        (7,526)
                                             -------------  --------------  -------------

Total                                         $    29,501     $    27,355    $    23,834
                                             =============  ==============  =============

Long-lived assets outside the United States are immaterial and therefore not presented here.

There have been no differences from the last annual report in the basis of measuring segment profit or loss. The significant increase in assets related to the building segment in 2000 compared to 1999 is due primarily to a timing variance in the collection of current accounts receivable on the Mohegan Sun Project coupled with an increase in the retainage receivable on that project. The increase in assets related to the building segment in 2001 compared to 2000 is due primarily to an increase in retainage receivable on several large projects. These increases are transitory and are not indicative of any long-term trend.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999 (continued)

[14] Related Party Transactions

Effective with the issuance of Series B Preferred Stock in 1997, the Company entered into an agreement with Tutor-Saliba Corporation (“TSC”), a California corporation engaged in the construction industry, and Ronald N. Tutor, Chief Executive Officer and sole stockholder of TSC, to provide certain management services, as defined. At January 17, 1997, TSC held 351,318 shares of the Company’s $1.00 par value Common Stock. TSC participates in joint ventures with the Company, the Company’s share of which contributed $17.9 million, $4.6 million, and $8.6 million to the Company’s consolidated revenues in 2001, 2000, and 1999, respectively. Mr. Tutor was appointed as one of the three new directors in accordance with the terms of the Series B Preferred Stock transaction, a member of the Executive Committee of the Board and, during 1997, acting Chief Operating Officer of the Company. Effective January 1, 1998, Mr. Tutor was elected Vice Chairman of the Board of Directors and effective July 1, 1999 was elected Chairman of the Board of Directors. Effective March 29, 2000, Mr. Tutor was appointed Chief Executive Officer of the Company. Compensation for the management services consists of payment of $250,000 per year to TSC, options granted to Mr. Tutor and incentive compensation of $250,000 awarded to Mr. Tutor in 2001. All of the stock options granted to Mr. Tutor were granted at or above fair market value on the date of grant and are summarized as follows:

                 Option
  Grant         Price Per        Number       Expiration
   Date           Share         of Shares        Date
-----------    ------------    ------------   ------------

  01/17/97        $8.38            150,000       01/16/05
  12/10/98        $5.29             45,000       12/09/06
  01/04/99        $5.13             30,000       01/03/07
  03/29/00        $4.50          1,000,000       03/28/10

In late 2000, the Company entered into a joint venture arrangement with TSC, the sponsoring partner, whereby the Company was to primarily provide certain prequalification and proposal support services to the joint venture in return for a fixed fee of $500,000 payable subsequent to the award and start-up of the project. In addition, the agreement provided that the Company would not be liable for any costs, losses, liabilities or damages that may arise from the project. The Company recorded the $500,000 fixed fee as income in 2001 when its commitment to the joint venture was fulfilled. Payment of the fee was received from TSC in February, 2002.

The new investors that provided $40 million of new equity in the Company on March 29, 2000 as described in Note 7 consist of Tutor-Saliba Corporation (see above), O&G Industries, Inc. (“O&G”), a participant in certain construction joint ventures with the Company, and National Union Fire Insurance Company of Pittsburgh, Pa., a wholly owned subsidiary of American International Group, Inc. (“AIG”), a provider of insurance and insurance related services to the Company. After this investment, the cumulative holdings of each of the new investors were as follows:

               Number of        Percentage of Total
                Shares          Shares Outstanding
             -------------   -------------------------

TSC             2,704,260             12.0%
O&G             2,502,941             11.1%
AIG             4,705,882             20.8%

Each of the new investors was entitled to appoint a member to the Company's Board of Directors and did so effective March 29, 2000 (see Note 7). O&G participates in joint ventures with the Company, the Company's share of which contributed $0.6 million and $4.2 million to the Company's consolidated revenues in 2001 and 1999, respectively. Payments to AIG for insurance and insurance related services approximated $8.2 million in 2001, $4.6 million in 2000 and $5.2 million in 1999.

Report of Independent Public Accountants

To the Stockholders of Perini Corporation:

We have audited the accompanying consolidated balance sheets of PERINI CORPORATION (a Massachusetts corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perini Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 6, 2002 (except with respect to the
     matters discussed in Note 11(c) and Note 11(f), as to which the date is March 20, 2002)

Report of Independent Public Accountants on Schedule

To the Stockholders of Perini Corporation:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated February 6, 2002 (except with respect to the matters discussed in Note 11(c) and Note 11(f), as to which the date is March 20, 2002). Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplemental schedule listed in the accompanying index is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 6, 2002

                                                                                                              Schedule II

Perini Corporation and Subsidiaries
Valuation and Qualifying Accounts and Reserves
for the Years Ended December 31, 2001, 2000 and 1999
(In Thousands of Dollars)

                                                                   Additions
                                                           ---------------------------
                                            Balance at       Charged      Charged to     Deductions       Balance
                                             Beginning     to Costs &       Other           from           at End
                                              of Year       Expenses       Accounts       Reserves        of Year
                                            ------------   ------------  -------------  -------------   -------------
Description
-----------

Year Ended December 31, 2001
Reserve for real estate investments            $ 17,621     $      --     $       --        $  7,649 (1)    $  9,972
                                            ============   ============  =============  =============   =============

Year Ended December 31, 2000
Reserve for real estate investments            $ 23,622     $      --     $       --         $ 6,001 (1)    $ 17,621
                                            ============   ============  =============  =============   =============

Year Ended December 31, 1999
Reserve for real estate investments            $ 21,724     $   99,311    $       --        $ 97,413 (1)    $ 23,622
                                            ============   ============  =============  =============   =============

(1)      Represents sales or other dispositions of real estate properties.

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
                           Filed on November 6, 2000.

                 10.35     Credit Agreement dated January 23, 2002 among Perini Corporation, Fleet National
                           Bank, as Administrative Agent, Fleet National Bank, as Arranger, and the Lender
                           Parties Hereto - filed herewith.

 Exhibit 21.     Subsidiaries of Perini Corporation - filed herewith.

 Exhibit 23.     Consent of Independent Public Accountants - filed herewith.

 Exhibit 24.     Power of Attorney - filed herewith.

 Exhibit 99.     Additional Exhibits

                 99.1      Combined Financial Statements of Significant Construction Joint Ventures - filed herewith.

                 99.2      Compliance With Temporary Note 3T to Article 3 of Regulation S-X - filed herewith.

                                                                                                    Exhibit 21

Perini Corporation
Subsidiaries of the Registrant

                                                                                                        Percentage
                                                                                                        of Interest
                                                                                                         or Voting
                                                                               Place of                 Securities
                              Name                                           Organization                  Owned
-----------------------------------------------------------------     ----------------------------     --------------

Perini Corporation                                                    Massachusetts

        Perini Building Company, Inc.                                 Arizona                              100%

        Perini Management Services, Inc. (f/k/a Perini
        International Corporation)                                    Massachusetts                        100%

        Perini Environmental Services, Inc.                           Delaware                             100%

        International Construction Management Services, Inc.          Delaware                             100%

               Percon Constructors, Inc.                              Delaware                             100%

        Bow Leasing Company, Inc.                                     New Hampshire                        100%

        Perini Land & Development Company, Inc.                       Massachusetts                        100%

               Paramount Development Associates, Inc.                 Massachusetts                        100%

                                                                                                    Exhibit 23

Consent of Independent Public Accountants

As independent public accountants, we hereby consent to the incorporation of our reports, dated February 6, 2002 (except with respect to the matters discussed in Note 11(c) and Note 11(f), as to which the date is March 20, 2002), included in Perini Corporation’s Annual Report on this Form 10-K for the year ended December 31, 2001, into the Company’s previously filed Registration Statements Nos. 2-82117, 33-24646, 33-46961, 33-53190, 33-53192, 33-60654, 33-70206, 33-52967, 33-58519, 333-03417, 333-26423, 333-51911, 333-75905 and 333-40370.

ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 20, 2002

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

WITNESS our hands and common seal on the date set forth below.

/s/Peter Arkley                                              Director        March 13, 2002
---------------                                              ----------- -------------------
Peter Arkley                                                                    Date

/s/Robert Band                                               Director        March 13, 2002
--------------                                               ----------- -------------------
Robert Band                                                                     Date

/s/Frederick Doppelt                                         Director        March 13, 2002
--------------------                                         ----------- -------------------
Frederick Doppelt                                                               Date

_______________                                              Director        March 13, 2002
                                                             ----------- -------------------
Asher B. Edelman                                                                Date

/s/Nancy Hawthorne                                           Director        March 13, 2002
------------------                                           ----------- -------------------
Nancy Hawthorne                                                                 Date

/s/Robert A. Kennedy                                         Director        March 13, 2002
--------------------                                         ----------- -------------------
Robert A. Kennedy                                                               Date

/s/Michael R. Klein                                          Director        March 13, 2002
-------------------                                          ----------- -------------------
Michael R. Klein                                                                Date

/s/Raymond R. Oneglia                                        Director        March 13, 2002
---------------------                                        ----------- -------------------
Raymond R. Oneglia                                                              Date

/s/Ronald N. Tutor                                           Director        March 13, 2002
------------------                                           ----------- -------------------
Ronald N. Tutor                                                                 Date