Form 10-Q
period 2002-03-31
PERINI CORP
filed 2002-05-10
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes     X      No

Number of shares of common stock of registrant outstanding at May 7, 2002: 22,664,135

                                                                                                                                                           Page 1 of 24

                                          PERINI CORPORATION & SUBSIDIARIES

                                                        INDEX

                                                                                                        Page Number

Part I. -      Financial Information:

               Item 1.    Financial Statements

                          Consolidated Condensed Balance Sheets -                                            3
                          March 31, 2002 and December 31, 2001

                          Consolidated Condensed Statements of Income -                                      4
                          Three Months ended March 31, 2002 and 2001

                          Consolidated Condensed Statements of Cash Flows -                                  5
                          Three Months ended March 31, 2002 and 2001

                          Notes to Consolidated Condensed Financial Statements                               6 - 13

               Item 2.    Management's Discussion and Analysis of the Consolidated Financial                 14 - 17
                          Condition and Results of Operations

               Item 3.    Quantitative and Qualitative Disclosures About Market Risk                         17

Part II. -     Other Information:

               Item 1.     Legal Proceedings                                                                 18 - 19

               Item 2.     Changes in Securities and Use of Proceeds                                         19

               Item 3.     Defaults Upon Senior Securities                                                   20

               Item 4.     Submission of Matters to a Vote of Security Holders                               20

               Item 5.     Other Information                                                                 20

               Item 6.     Exhibits and Reports on Form 8-K                                                  20 - 23

               Signatures                                                                                    24

                                            PERINI CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                                           MARCH 31, 2002 AND DECEMBER 31, 2001
                                                      (In Thousands)

                                          ASSETS                                                 MARCH 31,       DEC. 31,
                                                                                                   2002           2001
                                                                                               -------------  --------------

Cash and Cash Equivalents                                                                         $  16,635       $  28,015
Accounts and Notes Receivable                                                                       192,264         232,129
Unbilled Work                                                                                        35,917          37,564
Construction Joint Ventures                                                                          92,521          91,147
Net Current Assets of Discontinued Operations                                                        12,064          11,740
Other Current Assets                                                                                  2,184             979
                                                                                               -------------  --------------
     Total Current Assets                                                                         $ 351,585       $ 401,574
                                                                                               -------------  --------------

Other Assets                                                                                      $   3,095       $   3,006
                                                                                               -------------  --------------

Property and Equipment, less Accumulated Depreciation of $19,207 in 2002 and
$18,768 in 2001                                                                                   $  13,964       $  12,405
                                                                                               -------------  --------------

                                                                                                  $ 368,644       $ 416,985
                                                                                               =============  ==============
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Maturities of Long-term Debt (Note 3)                                                     $   2,307       $  10,249
Accounts Payable                                                                                    180,931         218,314
Advances from Construction Joint Ventures                                                             8,852          20,851
Deferred Contract Revenue                                                                            27,773          29,468
Accrued Expenses                                                                                     26,386          29,323
                                                                                               -------------  --------------
     Total Current Liabilities                                                                    $ 246,249       $ 308,205
                                                                                               -------------  --------------

Long-term Debt, less current maturities included above (Note 3)                                   $  15,409       $   7,540
                                                                                               -------------  --------------

Other Long-term Liabilities (Note 6)                                                              $  22,894       $  21,832
                                                                                               -------------  --------------

Contingencies and Commitments (Note 7)

Stockholders' Equity:
  Preferred Stock                                                                                 $     100       $     100
  Series A Junior Participating Preferred Stock                                                           -               -
  Stock Purchase Warrants                                                                             2,233           2,233
  Common Stock                                                                                       22,725          22,725
  Paid-In Surplus                                                                                    97,140          97,671
  Retained Earnings (Deficit)                                                                       (31,276)        (36,491)
  Less - Treasury Stock                                                                                (965)           (965)
                                                                                               -------------  --------------
                                                                                                  $  89,957       $  85,273
  Accumulated Other Comprehensive Loss                                                               (5,865)         (5,865)
                                                                                               -------------  --------------
     Total Stockholders' Equity                                                                   $  84,092       $  79,408
                                                                                               -------------  --------------

                                                                                                  $ 368,644       $ 416,985
                                                                                               =============  ==============

The accompanying notes are an integral part of these financial statements.

                                             PERINI CORPORATION
                        CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                           FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (In Thousands, Except Share Data)

                                                                                   THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                           ------------------------------

                                                                               2002             2001
                                                                           -------------    -------------

Revenues (Note 8)                                                             $ 321,370        $ 352,178

Cost of Operations                                                              308,371          338,679
                                                                           -------------    -------------

Gross Profit                                                                  $  12,999        $  13,499

General and Administrative Expenses                                               7,066            5,796
                                                                           -------------    -------------

INCOME FROM OPERATIONS (Note 8)                                               $   5,933        $   7,703

Other Income (Expense), Net                                                        (328)              22
Interest Expense                                                                   (400)            (605)
                                                                           -------------    -------------

Income before Income Taxes                                                    $   5,205        $   7,120

Credit (Provision) for Income Taxes (Note 4)                                         10             (300)
                                                                           -------------    -------------

NET INCOME                                                                    $   5,215        $   6,820
                                                                           =============    =============

Less:  Accrued Dividends on $21.25 Preferred Stock (Note 6)                        (531)            (531)
                                                                           -------------    -------------

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS (Note 5)                         $   4,684        $   6,289
                                                                           =============    =============

BASIC EARNINGS PER COMMON SHARE (Note 5)                                      $    0.21        $    0.28
                                                                           =============    =============

DILUTED EARNINGS PER COMMON SHARE (Note 5)                                    $    0.20        $    0.28
                                                                           =============    =============

DIVIDENDS PER COMMON SHARE (Note 6)                                           $       -        $       -
                                                                           =============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 5):
  BASIC                                                                      22,664,135       22,584,469
                                                                           =============    =============
  DILUTED                                                                    23,562,990       22,601,970
                                                                           =============    =============

The accompanying notes are an integral part of these financial statements.

                                       PERINI CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                                (In Thousands)

                                                                                           THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                                    ----------------------------
                                                                                       2002            2001
                                                                                    ------------   -------------

Cash Flows from Operating Activities:
Net income                                                                             $  5,215       $   6,820
Adjustments to reconcile net income to net cash from operating activities:
  Depreciation and amortization                                                             887             582
  Other long-term liabilities                                                               531            (378)
  Distributions greater (less) than earnings of joint ventures                           (1,187)          4,426
  Cash used by changes in components of working capital other than cash, net current assets of discontinued operations and current maturities of
    long-term debt                                                                      (13,606)        (30,834)
  Other non-cash items, net                                                                 (16)            (24)
                                                                                    ------------   -------------

    NET CASH USED BY OPERATING ACTIVITIES                                              $ (8,176)      $ (19,408)
                                                                                    ------------   -------------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment                                         $     25       $      84
  Acquisition of property and equipment                                                  (2,083)           (631)
  Capital distributions from unconsolidated joint ventures                                4,000               -
  Capital contributions to unconsolidated joint ventures                                 (4,288)         (3,641)
  Investment in discontinued operations                                                    (324)           (258)
  Investment in other activities                                                           (461)              -
                                                                                    ------------   -------------

    NET CASH USED BY INVESTING ACTIVITIES                                             $  (3,131)      $  (4,446)
                                                                                    ------------   -------------

Cash Flows from Financing Activities:
  Proceeds from long-term debt                                                        $   9,816       $     572
  Reduction of long-term debt                                                            (9,889)         (2,706)
                                                                                    ------------   -------------

    NET CASH USED BY FINANCING ACTIVITIES                                             $     (73)      $  (2,134)
                                                                                    ------------   -------------

Net Decrease in Cash                                                                  $ (11,380)      $ (25,988)
Cash at Beginning of Year                                                                28,015          59,515
                                                                                    ------------   -------------

Cash at End of Period                                                                 $  16,635       $  33,527
                                                                                    ============   =============

Supplemental Disclosure of Cash Paid During the Period For:
  Interest                                                                            $     378       $     617
                                                                                    ============   =============
  Income tax payments                                                                 $     348       $     386
                                                                                    ============   =============

The accompanying notes are an integral part of these financial statements.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation
The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2002 and December 31, 2001 and results of operations and cash flows for the three month periods ended March 31, 2002 and 2001. The results of operations for the three month period ended March 31, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002 because the Company’s results are primarily generated from a limited number of significant active construction contracts. Therefore, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

(2) Significant Accounting Policies and New Accounting Pronouncements
The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note (1) to such financial statements included in Form 10-K for the year ended December 31, 2001. The Company has made no significant change in these policies during 2002.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets” which addresses the financial accounting and reporting for acquired goodwill and other intangible assets. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company adopted SFAS No. 142 on January 1, 2002. Accordingly, the Company ceased amortizing goodwill on January 1, 2002. The amount of unamortized goodwill at December 31, 2001 is approximately $1,017,000 and is included in “Other Assets” in the accompanying Consolidated Condensed Balance Sheets. The adoption of SFAS No. 142 did not have a material impact on the Company’s consolidated financial position or results of operations for the first quarter ended March 31, 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-lived Assets". SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 had no impact on the Company's consolidated financial position or results of operations for the first quarter ended March 31, 2002.

In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 amends, updates and clarifies certain existing accounting pronouncements including, among other things, the financial accounting and reporting for extinguishment of debt obligations and certain lease modifications. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with regard to extinguishment of debt obligations and is effective for transactions occurring after May 15, 2002 with regard to certain lease modifications. The remaining provisions are effective for financial statements issued on or after May 15, 2002. The Company expects that the adoption of the provisions of SFAS No. 145 will not have a material impact on its consolidated financial position or results of operations.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(3) Long-term Debt
Effective March 29, 2000, the Company entered into an Amended and Restated Credit Agreement with its lenders that extended its existing credit facility to January 2003. On January 23, 2002, the Company entered into an agreement with two banks to refinance the March 2000 facility with a new $45 million credit agreement (the “Credit Agreement”). The Credit Agreement provides for a two year secured revolving credit facility which, if not extended or repaid after two years, converts amounts then outstanding to a three year term loan with equal quarterly principal payments. In addition, in September 2000, the Company completed a refinancing of its corporate headquarters building for $7.5 million at an annual interest rate of approximately 9%. The loan is payable in equal monthly installments of $67,300 over a ten year period, with a balloon payment of $5.3 million due in 2010.

(4) Credit (Provision) For Income Taxes
The credit (provision) for income taxes reflects a lower-than-normal tax rate in both 2002 and 2001 due primarily to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations. In addition, the credit for income taxes for the three months ended March 31, 2002 reflects the reversal of the federal alternative minimum tax provided in 2001 which is no longer required based on the provisions of the Job Creation and Worker Assistance Act of 2002.

(5) Per Share Data
Computations of basic and diluted earnings per common share (“EPS”) amounts are based on the weighted average number of the Company’s common shares outstanding during the periods presented. The actual basic and diluted EPS for the three month periods ended March 31, 2002 and 2001, are calculated as follows (in thousands, except per share amounts):

                                                                                 Three Months
                                                                                 Ended March 31,
                                                                     -----------------------------------
                                                                          2002                2001
                                                                     ---------------     ---------------
Net Income                                                                 $  5,215            $  6,820
Less - Accrued dividends on $21.25 Preferred Stock (Note 6)                    (531)               (531)
                                                                     ---------------     ---------------

Net Income Available for Common Stockholders                               $  4,684            $  6,289
                                                                     ===============     ===============

Weighted average shares outstanding for basic EPS                            22,664              22,584

Effect of dilutive stock options outstanding                                    899  (a)             18  (b)
                                                                     ---------------     ---------------

Weighted average shares outstanding for diluted EPS                          23,563              22,602
                                                                     ---------------     ---------------

Basic earnings per Common Share                                            $   0.21            $   0.28
                                                                     ===============     ===============

Diluted earnings per Common Share                                          $   0.20            $   0.28
                                                                     ===============     ===============

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(5) Per Share Data (continued)

(a) Options to purchase 564,000 shares of Common Stock at prices ranging from $8.10 to $16.44 per share were outstanding at March 31, 2002 but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the Common Stock. In addition, the effect of the assumed conversion of the Company’s $21.25 Preferred Stock and common stock purchase warrants into Common Stock is antidilutive.

(b) Options to purchase 3,426,500 shares of Common Stock at prices ranging from $4.50 to $16.44 per share were outstanding at March 31, 2001 but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the Common Stock. In addition, the effect of the assumed conversion of the Company’s $21.25 Preferred Stock and common stock purchase warrants into Common Stock is antidilutive.

(6) Dividends

(a) Common Stock
There were no cash dividends declared or paid on the Company’s outstanding Common Stock during the periods presented in the consolidated condensed financial statements presented herein.

(b) $21.25 Preferred Stock
In conjunction with the covenants of the Company’s prior Credit Agreements, the Company was required to suspend the payment of quarterly dividends on its $21.25 Preferred Stock until certain financial criteria were met. Quarterly dividends on the $21.25 Preferred Stock have not been paid since 1995 (although they have been fully accrued due to the “cumulative” feature of the $21.25 Preferred Stock). The aggregate amount of dividends in arrears is approximately $13,811,000 at March 31, 2002, which represents approximately $138.11 per share of $21.25 Preferred Stock or approximately $13.81 per Depositary Share and is included in “Other Long-term Liabilities” in the Consolidated Condensed Balance Sheets. Under the terms of the $21.25 Preferred Stock, the holders of Depositary Shares are entitled to elect two additional Directors when dividends have been deferred for more than six quarters, and they did so at each of the last four Annual Meetings of Stockholders.

Although these bank restrictions were satisfied as of December 31, 2000, the Board of Directors does not believe that it is proper or prudent to pay or commit to pay dividends on the $21.25 Preferred Stock for the foreseeable future based on the Company’s other working capital requirements. See additional comments under “Financial Condition” on pages 15 and 16 herein.

(7) Contingencies and Commitments

(a) Mergentime - Perini Joint Venture vs. WMATA Matter
On May 11, 1990, two joint ventures in which Perini Corporation held a minority interest (“Joint Ventures”) were terminated by the Washington Metropolitan Area Transit Authority (“WMATA”) on two adjacent subway construction contracts in the District of Columbia. The contracts were awarded to the Joint Ventures in 1985 and 1986. However, Perini and Mergentime Corporation (“Mergentime”), the 60% managing partner, entered into an agreement in 1987

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(7) Contingencies and Commitments (continued)

(a) Mergentime - Perini Joint Venture vs. WMATA Matter (continued)
under which Perini withdrew from the Joint Ventures and Mergentime assumed complete control over the performance of both projects. This agreement did not relieve Perini of its responsibilities to WMATA as a Joint Venture partner. After Perini withdrew from the Joint Ventures, Mergentime and WMATA were embroiled in a dispute regarding progress on the projects. Each party blamed the other for delays that were impacting both cost and progress and the parties were unable to resolve their dispute. Ultimately, both construction contracts were terminated by WMATA and WMATA retained Perini, acting independently, to complete both projects.

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

(b) Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter
During 1995, a joint venture, Tutor-Saliba-Perini (“TSP”), in which Perini Corporation is a 40% minority partner and Tutor-Saliba Corporation of Sylmar, CA is the 60% managing partner, filed a complaint in the Superior Court of the State of California for the County of Los Angeles against the Los Angeles County Metropolitan Transportation Authority (“MTA”) seeking to recover costs for extra work required by the MTA in connection with the construction of the Wilshire/Normandie Subway Station. TSP was seeking additional compensation from the MTA for claims related to the construction and in February 1999 the MTA countered with civil claims under the California False Claims Act against TSP, Tutor-Saliba Corporation, Perini

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(7) Contingencies and Commitments (continued)

(b) Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter (continued)
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

On March 26, 2002, the Judge amended the award, ordering TSP to pay the MTA an additional $33.4 million in costs and attorney fees, with the aggregate $63.0 million award subject to interest at an annual rate of 10% from the date of the award.

TSP and the other plaintiffs/defendants in counterclaim have appealed the Judge’s discovery sanction, the subsequent Jury award and the amended award. The ultimate financial impact of the Judge’s ruling and/or the awards is not yet determinable.

(c) Perini/Kiewit/Cashman Joint Venture - Central Artery/Tunnel Project Matter
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

PKC’s claims are currently being presented to a Disputes Review Board (“DRB”) which consists of three construction experts chosen by the parties. To date, the DRB has ruled on a binding basis that PKC is entitled to additional compensation for its contract time delay claim in the amount of $17.4 million. A Judge of the Massachusetts Superior Court has issued a decision upholding the DRB’s binding award to PKC. The DRB is currently considering PKC’s utility impact claim (approximate value of $30 million) with additional claims to be presented in 2002. The claims yet to be decided by the DRB, including the utility impact claim, have a stated value in excess of $93 million. The majority of the undecided claims (approximately $75 million) will be decided by the current DRB, as arbitrators, on a binding basis. The remaining claims will be decided by the DRB on a non-binding basis pursuant to the provisions of the original contract.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(7) Contingencies and Commitments (continued)

(c) Perini/Kiewit/Cashman Joint Venture – Central Artery/Tunnel Project Matter (continued)
Although MHD challenged several of the DRB’s decisions relative to the contract time delay award discussed above, PKC received a favorable ruling on March 20, 2002 from the Superior Court of the Commonwealth of Massachusetts that approved PKC’s request to have MHD comply with the DRB’s decision to award the $17.4 million for the time delay. The ultimate financial impact of resolving all of the claims on this project is not yet determinable.

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

On June 5, 2000, the American Arbitration Association found in favor of PBC against the Tribe, awarding PBC approximately $8.9 million in damages, plus costs and attorney/consultants fees in the amount of approximately $1.2 million. On October 30, 2000, PBC filed an action to enforce the award in the Tribal Court of the Saginaw Chippewa Indian Tribe. On January 31, 2002, the Tribal Court refused to confirm the award, claiming that the Tribal Court does not have jurisdiction because the Tribe is immune from suit as a sovereign nation. The contract between PBC and the Tribe provides that PBC may seek enforcement of the award in United States Federal Court if the Tribal Court finds that it does not have jurisdiction. In February 2002, PBC filed an action to enforce the arbitration award in the United States District Court for Michigan and in March 2002 PBC moved for Summary Judgment of its claim in that action. In addition, in February 2002, PBC filed an appeal of the Tribal Court’s refusal to enforce the award in the Saginaw Chippewa Appellate Court. The Tribe has moved to dismiss the Federal Court action and briefs are being prepared for the Appellate Court proceeding. No hearing date has been set by either Court.

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

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(7) Contingencies and Commitments (continued)

(e) San Francisco State University vs. Perini Matter (continued)
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

The action, which was scheduled for trial in April 2002, has been postponed. The trial is now expected to begin in June 2002. The ultimate financial impact of this case is not yet determinable.

(f) $21.25 Preferred Shareholders Class Action Lawsuit
On May 3, 2001 the Company, including several of its current and former directors (“Defendant Directors”), was served with a complaint entitled Frederick Doppelt, Arthur I. Caplan and Michael Miller v. Perini Corporation, et al, Supreme Court of the State of New York, County of New York, Civil Action No. 602156/01. Each plaintiff is a holder of the Company’s $21.25 Convertible Exchangeable Preferred Stock (“$21.25 Preferred Stock”). One plaintiff, Mr. Doppelt, is a current Director of the Company and one plaintiff, Mr. Caplan, is a former Director of the Company. Plaintiffs purport to bring the action individually and on behalf of the entire class of holders of the $21.25 Preferred Stock.

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

On June 26, 2001, the Plaintiffs filed an Amended Complaint whereby the Plaintiffs limited their Class Action to an action for breach of contract against the Company and an action for breach of fiduciary duty against the Defendant Directors. The Company and the Defendant Directors moved to dismiss all of the Plaintiffs’ claims.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(7) Contingencies and Commitments (continued)

(f) $21.25 Preferred Shareholders Class Action Lawsuit (continued)
On March 12, 2002, all claims against the Company and the Defendant Directors were dismissed by the United States District Court for the Southern District of New York.

In April 2002, the Plaintiffs appealed the dismissal to the United States Court of Appeals for the Second Circuit.

(g) Other
Contingent liabilities also include liability of contractors for performance and completion of both Company and joint venture construction contracts. In addition to the legal matters described above, the Company is involved in various lawsuits, arbitration and alternative dispute resolution (“ADR”) proceedings. In the opinion of management, the resolution of these proceedings will not have a material effect on the Company’s results of operations or financial condition.

(8) Business Segments
The following tables set forth certain updated business segment information relating to the Company’s operations for the three month periods ended March 31, 2002 and 2001 (in thousands):

Three months ended March 31, 2002
-----------------------------------------
                                                     Reportable Segments
                                         --------------------------------------------
                                                                                                      Consolidated
                                          Building         Civil         Totals       Corporate          Totals
                                         ------------   ------------  -------------  ------------    ----------------
Revenues                                    $244,233       $ 77,137       $321,370      $      -           $ 321,370
Income from Operations                      $  5,441       $  1,729       $  7,170      $ (1,237)*         $   5,933
Assets                                      $174,602       $163,265       $337,867      $ 30,777 **        $ 368,644

Three months ended March 31, 2001
-----------------------------------------
                                                     Reportable Segments
                                         --------------------------------------------
                                                                                                      Consolidated
                                          Building         Civil         Totals       Corporate          Totals
                                         ------------   ------------  -------------  ------------    ----------------
Revenues                                    $284,021       $ 68,157       $352,178      $      -           $ 352,178
Income from Operations                      $  8,497       $    385       $  8,882      $ (1,179)*         $   7,703
Assets                                      $167,143       $148,491       $315,634      $ 46,776 **        $ 362,410

*     In all periods, consists of corporate general and administrative expenses.

**   In all periods, corporate assets consist principally of cash, cash equivalents, marketable securities and other investments available for general corporate purposes plus the net assets of discontinued operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS

Results of Operations

Comparison of the First Quarter of 2002 with the First Quarter of 2001

Overall revenue from construction operations decreased by $30.8 million (or 8.7%), from $352.2 million in 2001 to $321.4 million in 2002. This decrease was due primarily to a decrease in building construction revenues of $39.7 million (or 14.0%), from $284.0 million in 2001 to $244.3 million in 2002. Civil construction revenues increased $8.9 million (or 13.0%), from $68.2 million in 2001 to $77.1 million in 2002. The decrease in revenues from building construction operations primarily reflects the decrease in the Company's year-end backlog at December 31, 2001 compared to the record year-end backlog at December 31, 2000, including a decreased volume of work completed at the Mohegan Sun Expansion project in Connecticut, as well as on two large hotel/casino projects in the southwestern United States. The increase in revenues from civil construction operations also reflects the Company's record year-end backlog at December 31, 2000, as several multi-year infrastructure projects were started in the metropolitan New York area in late 2000 and early 2001.

Income from construction operations decreased by $1.7 million (or 19.1%), from $8.9 million in 2001 to $7.2 million in 2002 due to a decrease in income from building construction operations that more than offset an increase in income from civil construction operations. Building construction operating income decreased by $3.0 million, from $8.5 million in 2001 to $5.5 million in 2002, due primarily to the decrease in revenues discussed above as well as a decrease in the average gross margin from 4.2% in 2001 to 3.8% in 2002 because 2001 included an upward profit revision on an overseas project. In addition, building construction operating income was negatively impacted by a $0.4 million (or 11.4%) increase in building construction-related general and administrative expenses primarily in connection with the pursuit of new work opportunities. Civil construction operating income increased by $1.3 million, from $0.4 million in 2001 to $1.7 million in 2002 as a result of a $2.1 million increase in gross profit primarily because 2001 included downward profit revisions on several joint venture projects sponsored by others. Partly offsetting this increase in gross profit from civil construction operations was an $0.8 million increase in civil construction-related general and administrative expenses, due primarily to a reduced ability to allocate expenses to various joint ventures as well as an increase in outside professional fees.

Other income (expense) decreased by $0.3 million, from zero in 2001 to a net expense of $0.3 million in 2002, due primarily to an increase in amortization of deferred debt expense incurred in conjunction with the refinancing of the existing credit facility with a new Credit Agreement in January 2002 and, to a lesser extent, a decrease in interest income as a result of a decrease in the level of short-term cash investments, as well as lower interest rates in 2002.

Interest expense decreased by $0.2 million, from $0.6 million in 2001 to $0.4 million in 2002, due primarily to a reduction in the average amount of debt outstanding during the period under the Company's Credit Agreement as well as lower interest rates in 2002.

The credit (provision) for income taxes reflects a lower than normal tax rate for both 2001 and 2000 due primarily to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations. In addition, the credit for income taxes in 2002 reflects the reversal of the federal alternative minimum tax provided in 2001 which is no longer required based on the provisions of the Job Creation and Worker Assistance Act of 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
(Continued)

Financial Condition

On January 23, 2002, the Company entered into an agreement with a new bank group to refinance its existing credit facility with a new $45 million revolving credit facility (the "Credit Agreement"). The Credit Agreement provides for a two year secured revolving credit facility which, if not extended or repaid after two years, converts amounts then outstanding to a three year term loan with equal quarterly principal payments. The Credit Agreement will provide the Company with greater flexibility in providing the working capital needed to support the anticipated growth of the Company's construction activities. At March 31, 2002, the Company had $35.5 million available to borrow under the Credit Agreement.

During the first three months of 2002, the Company used $11.4 million in cash to fund $8.2 million used by operating activities, primarily for changes in working capital; $3.1 million for investing activities, primarily to acquire construction and other equipment; and to reduce debt by a net amount of $0.1 million.

Working capital increased $11.9 million, from $93.4 million at the end of 2001 to $105.3 million at March 31, 2002. The current ratio increased from 1.30:1.00 to 1.43:1.00 during the same period.

Long-term debt at March 31, 2002 was $15.4 million, an increase of $7.9 million from December 31, 2001. The long-term debt to equity ratio at March 31, 2002 was .18:1.00 compared to .09:1.00 at December 31, 2001.

The increases in working capital and long-term debt at March 31, 2002 reflect the impact of the Company's ability to refinance its existing credit facility in January, 2002 as described above. At December 31, 2001, the Company included $9.8 million in current liabilities related to its existing credit facility. After completion of the refinancing in January, 2002, the Company was able to classify all of the debt outstanding under the Credit Agreement at March 31, 2002 as long-term debt. Total debt at March 31, 2002 decreased by $0.1 million compared to December 31, 2001.

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

In conjunction with the covenants of the Company's prior Credit Agreements, the Company was required to suspend the payment of quarterly dividends on its $21.25 Preferred Stock until certain financial criteria were met. The aggregate amount of dividends in arrears is approximately $13,811,000 at March 31, 2002.

As of December 31, 2000, the financial criteria in the Company's prior Credit Agreement which restricted the payment of dividends were satisfied, thereby making the resumption of dividends possible if the Company believed that its working capital was sufficient to warrant the resumption of payment of the regular dividend or any of the dividends in arrears on the $21.25 Preferred Stock. The Company does not currently have any plans or target date for when this action may occur. This decision is based on the following circumstances:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
(Continued)

  A strong working capital position provides the Company the option of performing large projects without a joint venture partner or to assume the sponsoring partner position resulting in a larger proportionate interest and a greater share of joint venture profits.

  A significant amount of working capital is dedicated to the funding requirements of the Company's construction backlog, including contract receivables and retainages, unapproved change orders and contract claims.

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

Outlook

  Continuing Construction Operations - The construction backlog at March 31, 2002 was $1.07 billion, a decrease from the $1.21 billion backlog at December 31, 2001. As a result of the events of September 11, 2001 and a continuation of the economic decline previously in process, several hospitality and gaming projects totaling more than $500 million in Las Vegas and two locations in Florida for which the Company has been selected were, and continue to be, delayed by the owners until economic conditions improve. Based on the high level of pre-construction services currently being performed for clients, management anticipates an encouraging new work award period to resume in the second half of 2002. The Company is also pursuing a strategy to profitably expand its construction business internally or through acquisition. Towards this goal, the Company recently opened a new satellite office near Orlando, Florida, with the objective of pursuing building construction opportunities in the southeastern United States by focusing on niche markets where the Company has a proven history of success.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
(Continued)

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

QUANTITATIVE AND QUALITATIVE DISLOSURES ABOUT MARKET RISK

There has been no material change in the Company's exposure to market risk since December 31, 2001.

Part II. - Other Information

Item 1. - Legal Proceedings

        (a)  Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter
        During 1995, a joint venture, Tutor-Saliba-Perini ("TSP"), in which Perini Corporation is a
        40% minority partner and Tutor-Saliba Corporation of Sylmar, CA is the 60% managing partner, filed a complaint in the Superior Court of the State of California for the County of Los Angeles against the
        Los Angeles County Metropolitan Transportation Authority ("MTA") seeking to recover costs for extra work required by the MTA in connection with the construction of the Wilshire/Normandie Subway
        Station.   TSP was seeking additional compensation from the MTA for claims related to the construction and in February 1999 the MTA countered with civil claims under the California False
        Claims Act against TSP, Tutor-Saliba Corporation, Perini Corporation and other parties.  Ronald N.
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

        On March 26, 2002, the Judge amended the award, ordering TSP to pay the MTA an additional
        $33.4 million in costs and attorney fees, with the aggregate $63.0 million award subject to interest at an annual rate of 10% from the date of the award.

        TSP and the other plaintiffs/defendants in counterclaim have appealed the Judge's discovery sanction, the subsequent Jury award and the amended award.  The ultimate financial impact of the
        Judge's ruling and/or the awards is not yet determinable.

        (b)  San Francisco State University vs. Perini Matter
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

Part II. - Other Information (Continued)

        Perini is being defended by its insurance carriers under a reservation of rights.  Perini has brought a third party action for comparative indemnity, equitable indemnity, implied contractual indemnity and declaratory relief against nine of Perini's subcontractors and lower-tier subcontractors.

        The action, which was scheduled for trial in April 2002, has been postponed.  The trial is now expected to begin in June 2002.  The ultimate financial impact of this case is not yet determinable.

        (c)  $21.25 Preferred Shareholders Class Action Lawsuit
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

        On June 26, 2001, the Plaintiffs filed an Amended Complaint whereby the Plaintiffs limited their Class
        Action to an action for breach of contract against the Company and an action for breach of fiduciary duty against the Defendant Directors.  The Company and the Defendant Directors moved to dismiss all of the Plaintiffs' claims.

        On March 12, 2002, all claims against the Company and the Defendant Directors were dismissed by the United States District Court for the Southern District of New York.

        In April 2002, the Plaintiffs appealed the dismissal to the United States Court of Appeals for the
        Second Circuit.

Item 2. - Changes in Securities and Use of Proceeds

(a)     None

(b)     None

(c)     None

(d)     Not applicable

Part II. - Other Information (Continued)

Item 3. - Defaults Upon Senior Securities

(a)     None

(b)     In accordance with the covenants of the 1995 Amended Revolving Credit Agreement, the First
        Amended and Restated Credit Agreement effective January 17, 1997 and the Second Amended and Restated Credit Agreement effective March 29, 2000, the Company was required to suspend the payment of quarterly dividends on its $21.25 Convertible Exchangeable Preferred Stock ("$21.25
        Preferred Stock") until certain financial criteria were met, commencing with the dividend that normally would have been declared during December 1995 through the dividend that normally would have been  declared during March 2002.  As of March 31, 2002, the aggregate amount of dividends in arrears is approximately $13,811,000, which represents approximately $138.11 per share of $21.25
        Preferred Stock or approximately $13.81 per Depositary Share.  While these dividends have not been declared or paid, they have been fully accrued in accordance with the "cumulative" feature of the $21.25 Preferred Stock.

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
                            14434.

Part II. - Other Information (Continued)

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
                            filed on November 6, 2000.

Part II. - Other Information (Continued)

                  10.35     Credit Agreement dated January 23, 2002 among Perini Corporation, Fleet
                            National Bank, as Administrative Agent, Fleet National Bank, as Arranger, and the
                            Lenders Party Hereto - Exhibit 10.35 to Form 10-K filed on March 21, 2002.

(b)      Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Perini Corporation
                             Registrant

Date: May 10, 2002           /s/ Robert Band
                             Robert Band, President and Chief Operating Officer

Date: May 10, 2002           /s/ Michael E. Ciskey
                             Michael E. Ciskey, Vice President and Controller