Form 10-Q
period 2002-06-30
PERINI CORP
filed 2002-08-14
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes   X       No __

Number of shares of common stock of registrant outstanding at August 12, 2002: 22,664,135

                                                                                                                                            Page 1 of 26

                                          PERINI CORPORATION & SUBSIDIARIES

                                                        INDEX

                                                                                                        Page Number

Part I. -      Financial Information:

               Item 1.    Financial Statements

                          Consolidated Condensed Balance Sheets -                                            3
                          June 30, 2002 and December 31, 2001

                          Consolidated Condensed Statements of Income -                                      4
                          Three Months and Six Months ended June 30, 2002 and 2001

                          Consolidated Condensed Statements of Cash Flows -                                  5
                          Six Months ended June 30, 2002 and 2001

                          Notes to Consolidated Condensed Financial Statements                               6 - 14

               Item 2.    Management's Discussion and Analysis of the Consolidated Financial                 15 - 18
                          Condition and Results of Operations

               Item 3.    Quantitative and Qualitative Disclosures About Market Risk                         18

Part II. -     Other Information:

               Item 1.     Legal Proceedings                                                                 19 - 21

               Item 2.     Changes in Securities and Use of Proceeds                                         21

               Item 3.     Defaults Upon Senior Securities                                                   21 - 22

               Item 4.     Submission of Matters to a Vote of Security Holders                               22

               Item 5.     Other Information                                                                 22

               Item 6.     Exhibits and Reports on Form 8-K                                                  22 - 25

               Signatures                                                                                    26

               Certifications                                                                                26

                                            PERINI CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                                            JUNE 30, 2002 AND DECEMBER 31, 2001
                                                      (In Thousands)

                                          ASSETS                                                   JUNE 30,       DEC. 31,
                                                                                                     2002           2001
                                                                                               -------------  --------------

Cash                                                                                              $  12,793       $  28,015
Accounts and Notes Receivable                                                                       166,631         232,129
Unbilled Work                                                                                        36,631          37,564
Construction Joint Ventures                                                                          83,678          91,147
Net Current Assets of Discontinued Operations                                                        11,487          11,740
Other Current Assets                                                                                  3,638             979
                                                                                               -------------  --------------
     Total Current Assets                                                                         $ 314,858       $ 401,574
                                                                                               -------------  --------------

Other Assets                                                                                      $   2,993       $   3,006
                                                                                               -------------  --------------

Property and Equipment, less Accumulated Depreciation of $19,599 in 2002 and
$18,768 in 2001                                                                                   $  14,066       $  12,405
                                                                                               -------------  --------------

                                                                                                  $ 331,917       $ 416,985
                                                                                               =============  ==============
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Maturities of Long-term Debt (Note 3)                                                     $   1,392       $  10,249
Accounts Payable                                                                                    142,689         218,314
Advances from Construction Joint Ventures                                                            11,276          20,851
Deferred Contract Revenue                                                                            30,865          29,468
Accrued Expenses                                                                                     17,866          29,323
                                                                                               -------------  --------------
     Total Current Liabilities                                                                    $ 204,088       $ 308,205
                                                                                               -------------  --------------

Long-term Debt, less current maturities included above (Note 3)                                   $  15,310       $   7,540
                                                                                               -------------  --------------

Other Long-term Liabilities (Note 6)                                                              $  24,268       $  21,832
                                                                                               -------------  --------------

Contingencies and Commitments (Note 7)

Stockholders' Equity:
  Preferred Stock                                                                                 $     100       $     100
  Series A Junior Participating Preferred Stock                                                           -               -
  Stock Purchase Warrants                                                                             2,233           2,233
  Common Stock                                                                                       22,725          22,725
  Paid-In Surplus                                                                                    96,609          97,671
  Retained Earnings (Deficit)                                                                       (26,586)        (36,491)
  Less - Treasury Stock                                                                                (965)           (965)
                                                                                               -------------  --------------
                                                                                                  $  94,116       $  85,273
  Accumulated Other Comprehensive Loss                                                               (5,865)         (5,865)
                                                                                               -------------  --------------
     Total Stockholders' Equity                                                                   $  88,251       $  79,408
                                                                                               -------------  --------------

                                                                                                  $ 331,917       $ 416,985
                                                                                               =============  ==============

The accompanying notes are an integral part of these financial statements.

                                                  PERINI CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                             (In Thousands, Except Share and Per Share Data)

                                                                               THREE MONTHS                           SIX MONTHS
                                                                              ENDED JUNE 30,                        ENDED JUNE 30,
                                                                      -------------------------------        -----------------------------

                                                                          2002             2001                  2002            2001
                                                                      -------------    --------------        -------------   -------------

Revenues (Note 8)                                                        $ 268,307         $ 421,222            $ 589,677       $ 773,400

Cost of Operations                                                         255,944           406,365              564,315         745,044
                                                                      -------------    --------------        -------------   -------------

Gross Profit                                                             $  12,363         $  14,857            $  25,362       $  28,356

General and Administrative Expenses                                          6,879             6,602               13,945          12,398
                                                                      -------------    --------------        -------------   -------------

INCOME FROM OPERATIONS (Note 8)                                          $   5,484         $   8,255            $  11,417       $  15,958

Other Income (Expense), Net                                                    (74)              (22)                (402)              -
Interest Expense                                                              (359)             (564)                (759)         (1,169)
                                                                      -------------    --------------        -------------   -------------

Income before Income Taxes                                               $   5,051         $   7,669            $  10,256       $  14,789

Provision for Income Taxes (Note 4)                                            361               310                  351             610
                                                                      -------------    --------------        -------------   -------------

NET INCOME                                                               $   4,690         $   7,359            $   9,905       $  14,179
                                                                      =============    ==============        =============   =============

Less:  Accrued Dividends on $21.25 Preferred Stock (Note 6)                   (531)             (531)              (1,062)         (1,062)
                                                                      -------------    --------------        -------------   -------------

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS                             $   4,159         $   6,828            $   8,843       $  13,117
                                                                      =============    ==============        =============   =============

BASIC EARNINGS PER COMMON SHARE (Note 5)                                 $    0.18         $    0.30            $    0.39       $    0.58
                                                                      =============    ==============        =============   =============

DILUTED EARNINGS PER COMMON SHARE (Note 5)                               $    0.18         $    0.29            $    0.38       $    0.57
                                                                      =============    ==============        =============   =============

DIVIDENDS PER COMMON SHARE (Note 6)                                      $       -         $       -            $       -       $       -
                                                                      =============    ==============        =============   =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 5):
  BASIC                                                                 22,664,135        22,603,447           22,664,135      22,594,010
                                                                      =============    ==============        =============   =============
  DILUTED                                                               22,843,744        23,801,810           23,203,368      23,201,943
                                                                      =============    ==============        =============   =============

The accompanying notes are an integral part of these financial statements.

                                      PERINI CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                                (In Thousands)

                                                                                            SIX MONTHS
                                                                                          ENDED JUNE 30,
                                                                                    ----------------------------
                                                                                       2002            2001
                                                                                    ------------   -------------

Cash Flows from Operating Activities:
Net income                                                                            $   9,905        $ 14,179
Adjustments to reconcile net income to net cash from operating activities:
  Depreciation and amortization                                                           1,589           1,214
  Other long-term liabilities                                                             1,374            (509)
  Distributions greater than earnings of joint ventures                                  13,888           8,119
  Cash used by changes in components of working capital other than cash, net current assets of discontinued operations and current maturities of
    long-term debt                                                                      (33,580)        (33,384)
  Other non-cash items, net                                                                 (29)            (54)
                                                                                    ------------   -------------

    NET CASH USED BY OPERATING ACTIVITIES                                             $  (6,853)      $ (10,435)
                                                                                    ------------   -------------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment                                        $      42       $     129
  Acquisition of property and equipment                                                  (2,765)         (2,689)
  Capital distributions from unconsolidated joint ventures                                6,450               -
  Capital contributions to unconsolidated joint ventures                                (10,777)         (9,099)
  Proceeds from (Investment in) discontinued operations                                     253            (251)
  Investment in other activities                                                           (485)            (21)
                                                                                    ------------   -------------

    NET CASH USED BY INVESTING ACTIVITIES                                             $  (7,282)      $ (11,931)
                                                                                    ------------   -------------

Cash Flows from Financing Activities:
  Proceeds from long-term debt                                                        $   8,927       $     532
  Reduction of long-term debt                                                           (10,014)         (5,274)
  Proceeds from exercise of Common Stock options                                              -             162
                                                                                    ------------   -------------

    NET CASH USED BY FINANCING ACTIVITIES                                             $  (1,087)      $  (4,580)
                                                                                    ------------   -------------

Net Decrease in Cash                                                                  $ (15,222)      $ (26,946)
Cash at Beginning of Year                                                                28,015          59,515
                                                                                    ------------   -------------

Cash at End of Period                                                                 $  12,793       $  32,569
                                                                                    ============   =============

Supplemental Disclosure of Cash Paid During the Period For:
  Interest                                                                            $     729       $   1,205
                                                                                    ============   =============
  Income tax payments                                                                 $     646       $     872
                                                                                    ============   =============

The accompanying notes are an integral part of these financial statements.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation
The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2002 and December 31, 2001 and results of operations and cash flows for the three month and six month periods ended June 30, 2002 and 2001. The results of operations for the six month period ended June 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002 because the Company’s results are primarily generated from a limited number of significant active construction contracts. Therefore, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

(2) Significant Accounting Policies and New Accounting Pronouncements
The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note (1) to such financial statements included in Form 10-K for the year ended December 31, 2001. The Company has made no significant change in these policies during 2002.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets” which addresses the financial accounting and reporting for acquired goodwill and other intangible assets. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company adopted SFAS No. 142 on January 1, 2002 and ceased amortizing goodwill. The amount of unamortized goodwill at December 31, 2001 is approximately $1,017,000 and is included in “Other Assets” in the accompanying Consolidated Condensed Balance Sheets. The Company completed the transitional impairment test in 2002 and concluded that goodwill was not impaired. Therefore, the adoption of SFAS No. 142 did not have a material impact on the Company’s consolidated financial position or results of operations for the three or six months ended June 30, 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-lived Assets". SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 had no impact on the Company's consolidated financial position or results of operations for the three or six months ended June 30, 2002.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement supersedes Emerging Issues Task Force (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Under this statement, a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as required under EITF 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The Company is currently evaluating the impact of SFAS No.146 on the Company’s consolidated financial position and results of operations.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(3) Long-term Debt
On January 23, 2002, the Company entered into an agreement with a bank group to refinance its prior credit facility with a new $45 million credit agreement (the “Credit Agreement”). The Credit Agreement provides for a two year secured revolving credit facility which, if not extended or repaid after two years, converts amounts then outstanding to a three year term loan with equal quarterly principal payments. Because of this provision, borrowings under the Credit Agreement are classified as “Long-term Debt” in the accompanying Consolidated Condensed Balance Sheets.

(4) Provision For Income Taxes
The provision for income taxes reflects a lower than normal tax rate in both 2002 and 2001 due primarily to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations. In addition, the provision for income taxes for the six months ended June 30, 2002 includes the reversal of the federal alternative minimum tax provided in 2001 which is no longer required based on the provisions of the Job Creation and Worker Assistance Act of 2002.

(5) Per Share Data
Computations of basic and diluted earnings per common share (“EPS”) amounts are based on the weighted average number of the Company’s common shares outstanding during the periods presented. The actual basic and diluted EPS for the three and six month periods ended June 30, 2002 and 2001, are calculated as follows (in thousands, except per share amounts):

                                                                     Three Months                     Six Months
                                                                     Ended June 30,               Ended June 30,
                                                             ---------------------------------------------------------
                                                                2002           2001             2002          2001
                                                             -----------     ----------      -----------    ----------
Net Income                                                      $ 4,690        $ 7,359          $ 9,905      $ 14,179
Less - Accrued dividends on $21.25 Preferred Stock (Note 6)        (531)          (531)          (1,062)       (1,062)
                                                             -----------     ----------      -----------    ----------

Net Income Available for Common Stockholders                    $ 4,159        $ 6,828          $ 8,843      $ 13,117
                                                             ===========     ==========      ===========    ==========

Weighted average shares outstanding for basic EPS                22,664         22,603           22,664        22,594
Effect of dilutive stock options outstanding                        180          1,199              539           608
                                                             -----------     ----------      -----------    ----------

Weighted average shares outstanding for diluted EPS              22,844         23,802           23,203        23,202
                                                             -----------     ----------      -----------    ----------

Basic earnings per Common Share                                $   0.18        $  0.30          $  0.39      $   0.58
                                                             ===========     ==========      ===========    ==========

Diluted earnings per Common Share                              $   0.18        $  0.29          $  0.38      $   0.57
                                                             ===========     ==========      ===========    ==========

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(5) Per Share Data (continued)
        (a) Options to purchase 706,500 shares of Common Stock at prices ranging from $5.13 to $16.44 per share were outstanding at June 30, 2002 but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the Common Stock. In addition, the effect of the assumed conversion of the Company’s $21.25 Preferred Stock and Stock Purchase Warrants into Common Stock is antidilutive.

        (b) Options to purchase 554,000 shares of Common Stock at prices ranging from $8.66 to $16.44 per share were outstanding at June 30, 2001 but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the Common Stock. In addition, the effect of the assumed conversion of the Company’s $21.25 Preferred Stock and Stock Purchase Warrants into Common Stock is antidilutive.

(6) Dividends

(a) Common Stock
There were no cash dividends declared or paid on the Company’s outstanding Common Stock during the periods presented in the consolidated condensed financial statements included herein.

(b) $21.25 Preferred Stock
In conjunction with the covenants of the Company’s prior Credit Agreements, the Company was required to suspend the payment of quarterly dividends on its $21.25 Preferred Stock until certain financial criteria were met. Quarterly dividends on the $21.25 Preferred Stock have not been paid since 1995 (although they have been fully accrued due to the “cumulative” feature of the $21.25 Preferred Stock). The aggregate amount of dividends in arrears is approximately $14,342,000 at June 30, 2002, which represents approximately $143.42 per share of $21.25 Preferred Stock or approximately $14.34 per Depositary Share and is included in “Other Long-term Liabilities” in the Consolidated Condensed Balance Sheets. Under the terms of the $21.25 Preferred Stock, the holders of Depositary Shares are entitled to elect two additional Directors when dividends have been deferred for more than six quarters, and they did so at each of the last five Annual Meetings of Stockholders.

The Company’s most recent Credit Agreement, entered into in January 2002, does not contain similar restrictions relative to the payment of dividends. However, the Board of Directors does not believe that it is proper or prudent to pay or commit to pay dividends on the $21.25 Preferred Stock for the foreseeable future based on the Company’s other working capital requirements.

(7) Contingencies and Commitments

(a) Mergentime - Perini Joint Ventures vs. WMATA Matter
On May 11, 1990, two joint ventures in which Perini Corporation held a minority interest (“Joint Ventures”) were terminated by the Washington Metropolitan Area Transit Authority (“WMATA”) on two adjacent subway construction contracts in the District of Columbia. The contracts were awarded to the Joint Ventures in 1985 and 1986. However, Perini and Mergentime Corporation (“Mergentime”), the 60% managing partner, entered into an agreement in 1987 under which Perini withdrew from the Joint Ventures and Mergentime assumed complete

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(7) Contingencies and Commitments (continued)

(a) Mergentime - Perini Joint Ventures vs. WMATA Matter (continued)
control over the performance of both projects. This agreement did not relieve Perini of its responsibilities to WMATA as a Joint Venture partner. After Perini withdrew from the Joint Ventures, Mergentime and WMATA were embroiled in a dispute regarding progress on the projects. Each party blamed the other for delays that were impacting both cost and progress and the parties were unable to resolve their dispute. Ultimately, both construction contracts were terminated by WMATA and WMATA retained Perini, acting independently, to complete both projects.

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

A new trial before the new successor District Court Judge was completed in January 2002. A decision is expected by September 2002.

(b) Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter
On March 11, 1995, a joint venture, Tutor-Saliba-Perini (“TSP”), in which Perini Corporation is a 40% minority partner and Tutor-Saliba Corporation of Sylmar, CA is the 60% managing partner, filed a complaint in the Superior Court of the State of California for the County of Los Angeles against the Los Angeles County Metropolitan Transportation Authority (“MTA”) seeking to recover costs for extra work required by the MTA in connection with the construction of the Wilshire/Normandie Subway Station. TSP was seeking additional compensation from the MTA for claims related to the construction and in February 1999 the MTA countered with civil claims under the California False Claims Act against TSP, Tutor- Saliba Corporation, Perini Corporation and other parties. Ronald N. Tutor, the Chairman and

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(7) Contingencies and Commitments (continued)

(b) Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter (continued)
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

TSP and the other plaintiffs/defendants in counterclaim have appealed the Judge’s discovery sanction, the subsequent Jury award and the amended award. The ultimate financial impact of the Judge’s ruling and/or the awards is not yet determinable. Therefore, no provision for loss, if any, has been recorded in the financial statements.

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

PKC’s claims are currently being presented to a Disputes Review Board (“DRB”) which consists of three construction experts chosen by the parties. To date, the DRB has ruled on a binding basis that PKC is entitled to additional compensation for its contract time delay claim in the amount of $17.4 million. A Judge of the Massachusetts Superior Court has issued a decision upholding the DRB’s binding award to PKC. Although MHD challenged several of the DRB’s decisions relative to the contract time delay award discussed above, PKC received a favorable ruling on March 20, 2002 from the Superior Court of the Commonwealth of Massachusetts that approved PKC’s request to have MHD comply with the DRB’s decision to award the $17.4 million for the time delay. The MHD has appealed the Superior Court decision to the Appeals Court of the Commonwealth of Massachusetts.

The DRB has also ruled on a binding basis that PKC is entitled to additional compensation for impacts and inefficiencies caused by MHD to PKC’s underpinning work in the amount of $5.6

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(7) Contingencies and Commitments (continued)

(c) Perini/Kiewit/Cashman Joint Venture – Central Artery/Tunnel Project Matter (continued)
million and that PKC is entitled to additional compensation for impacts and inefficiencies caused by MHD to PKC’s utility work in the amount of $11.5 million. PKC has filed applications in these actions seeking to confirm the awards and MHD has filed civil actions in Massachusetts Superior Court seeking to vacate these awards.

Under the Dispute Resolution Rules of the Contract, either party may periodically terminate the services of some or all of the DRB members provided that Members who are removed under this provision will remain on the Board through the completion of any then pending claims. The MHD has chosen to remove the current DRB Members under this provision and those Members are in the process of completing hearings on all pending claims. Replacement DRB members have been agreed upon and an initial meeting of the new Board is scheduled for October 7, 2002.

The pending claims yet to be decided by the current/replacement DRB on a binding basis have an anticipated value of $41.1 million. The remaining claims to be decided by the replacement DRB on a non-binding basis have an anticipated value of $34.5 million. The ultimate financial impact of resolving all of the claims on this project is not yet determinable.

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

On June 5, 2000, the American Arbitration Association found in favor of PBC against the Tribe, awarding PBC approximately $8.9 million in damages, plus costs and attorney/consultants fees in the amount of approximately $1.2 million. On October 30, 2000, PBC filed an action to enforce the award in the Tribal Court of the Saginaw Chippewa Indian Tribe. On January 31, 2002, the Tribal Court refused to confirm the award, claiming that the Tribal Court does not have jurisdiction because the Tribe is immune from suit as a sovereign nation. The contract between PBC and the Tribe provides that PBC may seek enforcement of the award in United States Federal Court if the Tribal Court finds that it does not have jurisdiction. In February 2002, PBC filed an action to enforce the arbitration award in the United States District Court for Michigan and in March 2002 PBC moved for Summary Judgment of its claim in that action. In addition, in February 2002, PBC filed an appeal of the Tribal Court’s refusal to enforce the award in the Saginaw Chippewa Appellate Court. The Tribe has moved to dismiss the Federal Court action and briefs are being prepared for the Appellate Court proceeding. A hearing has been scheduled by the Tribal Appellate Court for September 20, 2002. No hearing date has been set by the Federal District Court.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(7) Contingencies and Commitments (continued)

(e) San Francisco State University vs. Perini Matter
This is an action originally brought on June 9, 1999 in San Francisco County Superior Court by San Francisco State University (“SFSU”) against Perini and several subcontractors in conjunction with the design and construction of a student dormitory. SFSU alleged that the building suffers from water leakage and structural deficiencies. SFSU sought damages in excess of $85 million, including damages for leak repairs and mold abatement, damages for structural repairs, damages for economic losses, punitive damages and attorneys’ fees. Perini asserted that the building was properly designed and constructed under the contractually identified building code.

Perini was defended by its insurance carriers under a reservation of rights. Perini had brought a third party action for comparative indemnity, equitable indemnity, implied contractual indemnity and declaratory relief against nine of Perini’s subcontractors and lower-tier subcontractors.

The trial began on June 25, 2002 and proceeded until August 2, 2002 when all claims, counterclaims and crossclaims of all parties were settled and that settlement was approved by the Court. Under the terms of the settlement, Perini will be liable to SFSU for economic damages in the amount of $16.7 million and will make certain defined repairs and/or modifications to the building. Also under the terms of the settlement, Perini’s subcontractors and insurance carriers for both Perini and its subcontractors will contribute substantially to the total amount of the settlement. As a result, management believes that the settlement of this case will not have a material effect on the Company’s results of operations or financial condition.

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

(8) Business Segments

The following tables set forth certain business segment information relating to the Company’s operations for the three month and six month periods ended June 30, 2002 and 2001 (in thousands):

Six months ended June 30, 2002
                                                            Reportable Segments
                                               ----------------------------------------------
                                                                                                              Consolidated
                                                 Building        Civil          Totals        Corporate          Totals
                                               -------------  -------------  --------------  ------------    ----------------
Revenues                                           $431,140      $ 158,537       $ 589,677      $      -           $ 589,677
Income from Operations                             $ 12,917      $   1,356       $  14,273      $ (2,856) *        $  11,417
Assets                                             $148,670      $ 156,991       $ 305,661      $ 26,256  **       $ 331,917

Six months ended June 30, 2001
                                                            Reportable Segments
                                               ----------------------------------------------
                                                                                                             Consolidated
                                                 Building        Civil          Totals        Corporate          Totals
                                               -------------  -------------  --------------  ------------    ----------------
Revenues                                           $610,883      $ 162,517       $ 773,400      $      -           $ 773,400
Income from Operations                             $ 15,666      $   2,966       $  18,632      $ (2,674) *        $  15,958
Assets                                             $199,282      $ 161,632       $ 360,914      $ 45,679  **       $ 406,593

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(8) Business Segments (continued)

Three months ended June 30, 2002
                                                            Reportable Segments
                                               ----------------------------------------------
                                                                                                              Consolidated
                                                 Building        Civil          Totals        Corporate          Totals
                                               -------------  -------------  --------------  ------------    ----------------
Revenues                                           $186,907       $ 81,400       $ 268,307      $      -           $ 268,307
Income from Operations                             $  7,476       $   (373)      $   7,103      $ (1,619)*         $   5,484

Three months ended June 30, 2001
                                                            Reportable Segments
                                               ----------------------------------------------
                                                                                                              Consolidated
                                                 Building        Civil          Totals        Corporate          Totals
                                               -------------  -------------  --------------  ------------    ----------------
Revenues                                           $326,862       $ 94,360       $ 421,222      $      -           $ 421,222
Income from Operations                             $  7,169       $  2,581       $   9,750      $ (1,495)*         $   8,255

*     In all periods, consists of corporate general and administrative expenses.

**   In all periods, corporate assets consist principally of cash, cash equivalents, marketable securities and other investments available for general corporate purposes plus the net assets of discontinued operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS

Results of Operations

Comparison of the Second Quarter of 2002 with the Second Quarter of 2001

Overall revenue from construction operations decreased by $152.9 million (or 36.3%), from $421.2 million in 2001 to $268.3 million in 2002. This decrease was due primarily to a decrease in building construction revenues of $140.0 million (or 42.8%), from $326.9 million in 2001 to $186.9 million in 2002. Civil construction revenues decreased $12.9 million (or 13.7%), from $94.3 million in 2001 to $81.4 million in 2002. The decrease in revenues from building construction operations primarily reflects the decline in the Company's year-end backlog at December 31, 2001 as compared to the record year-end backlog at December 31, 2000. This includes a decreased volume of work put in place at the Mohegan Sun Expansion project in Connecticut, as well as on two large hotel/casino projects in the southwestern United States, all of which were substantially completed in early 2002.

Income from construction operations decreased by $2.7 million (or 27.6%), from $9.8 million in 2001 to $7.1 million in 2002. Civil construction operating income decreased by $2.9 million, from a profit of $2.6 million in 2001 to a loss of $0.3 million in 2002, due primarily to recognition of its share of a loss on a Central Artery/Tunnel "Big Dig" joint venture project in Boston, Massachusetts, partly offset by upward profit revisions on several joint venture projects in Boston and metropolitan New York. Despite the decrease in revenue discussed above, building construction operating income increased by $0.2 million, from $7.2 million in 2001 to $7.4 million in 2002 as the average gross margin on building construction operations improved from 3.4% in 2001 to 6.2% in 2002, due primarily to the favorable close-out of several hotel/casino projects in 2002 and an upward profit revision on an overseas project.

The provision for income taxes reflects a lower than normal tax rate for both 2002 and 2001 due primarily to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations.

Comparison of the Six Months Ended June 30, 2002 with the Six Months Ended June 30, 2001

Overall revenue from construction operations decreased by $183.7 million (or 23.8%), from $773.4 million in 2001 to $589.7 million in 2002. This decrease was due primarily to a decrease in building construction revenues of $179.7 million (or 29.4%), from $610.9 million in 2001 to $431.2 million in 2002. Civil construction revenues decreased $4.0 million (or 2.5%), from $162.5 million in 2001 to $158.5 million in 2002. The decrease in revenues from building construction operations primarily reflects the decline in the Company's year-end backlog at December 31, 2001 as compared to the record year-end backlog at December 31, 2000. This includes a decreased volume of work put in place at the Mohegan Sun Expansion project in Connecticut, as well as on two large hotel/casino projects in the southwestern United States, all of which were substantially completed in early 2002.

Income from construction operations decreased by $4.4 million (or 23.5%), from $18.7 million in 2001 to $14.3 million in 2002 as both building and civil construction operations experienced decreases. Civil construction operating income decreased by $1.6 million, from $3.0 million in 2001 to $1.4 million in 2002, due primarily to recognition of its share of a loss on a Central Artery/Tunnel "Big Dig" joint venture project in Boston, Massachusetts, which was partly offset by upward profit revisions on several joint venture projects in Boston and metropolitan New York. In addition, civil construction operating income was negatively impacted by a $0.9 million increase in civil construction-related general and administrative expenses, due primarily to a reduced ability to allocate expenses to various joint ventures as well as an

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
(continued)

increase in outside professional fees. Building construction operating income decreased by $2.8 million, from $15.7 million in 2001 to $12.9 million in 2002, due primarily to the decrease in revenues discussed above. This decrease was partly offset by an increase in the average gross margin on building construction contracts from 3.8% in 2001 to 4.8% in 2002, due primarily to favorable close-out of several hotel/casino projects in 2002 and an upward profit revision on an overseas project. In addition, building construction operating income was negatively impacted by a $0.5 million increase in building construction-related general and administrative expenses primarily in connection with the pursuit of new work opportunities

Other income (expense) decreased by $0.4 million, from zero in 2001 to a net expense of $0.4 million in 2002, due primarily to a decrease in interest income in 2002 as a result of a decrease in the level of short-term cash investments as well as lower interest rates in 2002, and an increase in amortization of deferred debt issuance costs incurred in conjunction with the refinancing of the existing credit facility with a new Credit Agreement in January 2002.

Interest expense decreased by $0.4 million, from $1.2 million in 2001 to $0.8 million in 2002, due primarily to a reduction in the average amount of debt outstanding during the period under the Company's Credit Agreement as well as lower interest rates in 2002.

The provision for income taxes reflects a lower than normal tax rate for both 2002 and 2001 due primarily to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations. In addition, the provision for income taxes in 2002 reflects the reversal of the federal alternative minimum tax provided in 2001 which is no longer required based on the provisions of the Job Creation and Worker Assistance Act of 2002.

Financial Condition

On January 23, 2002, the Company entered into an agreement with a new bank group to refinance its existing credit facility with a new $45 million revolving credit facility (the "Credit Agreement"). The Credit Agreement provides for a two year secured revolving credit facility which, if not extended or repaid after two years, converts amounts then outstanding to a three year term loan with equal quarterly principal payments. The Credit Agreement will provide the Company with greater flexibility in providing the working capital needed to support the anticipated growth of the Company's construction activities. At June 30, 2002, the Company had $35.5 million available to borrow under the Credit Agreement.

During the first six months of 2002, the Company used $15.2 million in cash to fund $6.8 million used by operating activities, primarily for changes in working capital; $7.3 million for investing activities, primarily to fund the working capital needs of certain construction joint ventures and to acquire construction and other equipment; and to reduce debt by a net amount of $1.1 million.

Working capital increased $17.4 million, from $93.4 million at the end of 2001 to $110.8 million at June 30, 2002. The current ratio increased from 1.30:1.00 to 1.54:1.00 during the same period.

Long-term debt at June 30, 2002 was $15.3 million, an increase of $7.8 million from December 31, 2001. The long-term debt to equity ratio at June 30, 2002 was .17:1.00 compared to .09:1.00 at December 31, 2001.

The increases in working capital and long-term debt at June 30, 2002 reflect the impact of the Company's

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
(continued)

ability to refinance its existing credit facility in January, 2002 as described above. At December 31, 2001, the Company included $9.8 million in current liabilities related to its existing credit facility. After completion of the refinancing in January, 2002, the Company was able to classify all of the debt outstanding under the Credit Agreement at June 30, 2002 as long-term debt. Total debt at June 30, 2002 decreased by $1.1 million compared to December 31, 2001.

Periodically, the Company receives permanent cash distributions of profit from its construction joint ventures. In addition, the Company has access to temporary cash distributions of available operating funds from certain joint ventures in which it participates. Generally, these joint ventures distribute cash at the end of each quarter to the participants who will then return these funds at the beginning of the next quarter. Temporary cash advances from joint ventures decreased by $9.6 million, from $20.9 million at December 31, 2001 to $11.3 million at June 30, 2002 due to the fact that several joint ventures made permanent cash distributions of profit to the Company during the first half of 2002 instead of temporary cash advances.

In conjunction with the covenants of the Company's prior Credit Agreements, the Company was required to suspend the payment of quarterly dividends on its $21.25 Preferred Stock until certain financial criteria were met. The aggregate amount of dividends in arrears is approximately $14,342,000 at June 30, 2002.

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

Outlook

  Continuing Construction Operations - The construction backlog at June 30, 2002 was $1.02 billion, a decrease from the $1.21 billion backlog at December 31, 2001. As a result of the events of September 11, 2001 and a continuation of the economic decline previously in process, certain hospitality and gaming projects in Las Vegas, Nevada, for which the Company has been selected were, and continue to be, delayed by the owners until economic conditions improve. Other pending

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
(continued)

projects at the beginning of 2002 in Atlantic City, New Jersey, and Hollywood and Tampa, Florida, have since been awarded and are included in backlog at June 30, 2002. Based on the high level of pre-construction services currently being performed for clients, management anticipates an encouraging new work award period during the remainder of the year. The Company is also pursuing a strategy to profitably expand its construction business internally or through acquisition. Towards this goal, the Company recently opened a new satellite office near Orlando, Florida, with the objective of expanding building construction opportunities in the southeastern United States by focusing on niche markets where the Company has a proven history of success.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's exposure to market risk since December 31, 2001.

Part II. - Other Information

Item 1. - Legal Proceedings

        (a)  Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter
        On March 11, 1995, a joint venture, Tutor-Saliba-Perini ("TSP"), in which Perini Corporation is a
        40% minority partner and Tutor-Saliba Corporation of Sylmar, CA is the 60% managing partner, filed a complaint in the Superior Court of the State of California for the County of Los Angeles against the
        Los Angeles County Metropolitan Transportation Authority ("MTA") seeking to recover costs for extra work required by the MTA in connection with the construction of the Wilshire/Normandie Subway
        Station.   TSP was seeking additional compensation from the MTA for claims related to the construction and in February 1999 the MTA countered with civil claims under the California False
        Claims Act against TSP, Tutor-Saliba Corporation, Perini Corporation and other parties.  Ronald N.
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

        TSP and the other plaintiffs/defendants in counterclaim have appealed the Judge's discovery sanction, the subsequent Jury award and the amended award.  The ultimate financial impact of the
        Judge's ruling and/or the awards is not yet determinable.  Therefore, no provision for loss, if any, has been recorded in the financial statements.

        (b)  San Francisco State University vs. Perini Matter
         This is an action originally brought on June 9, 1999 in San Francisco County Superior Court by San
        Francisco State University ("SFSU") against Perini and several subcontractors in conjunction with the design and construction of a student dormitory.  SFSU alleged that the building suffers from water
        leakage and structural deficiencies.   SFSU sought damages in excess of $85 million, including
        damages for leak repairs and mold abatement, damages for structural repairs, damages for economic losses, punitive damages and attorneys' fees.  Perini asserted that the building was properly designed and constructed under the contractually identified building code.

        Perini was defended by its insurance carriers under a reservation of rights.  Perini had brought a third party action for comparative indemnity, equitable indemnity, implied contractual indemnity and declaratory relief against nine of Perini's subcontractors and lower-tier subcontractors.

        The trial began on June 25, 2002 and proceeded until August 2, 2002 when all claims, counterclaims and crossclaims of all parties were settled and that settlement was approved by the
        Court.  Under the terms of the settlement, Perini will be liable to SFSU for economic damages in the amount of $16.7 million and will make certain defined repairs and/or modifications to the building.

Part II. - Other Information (continued)

        Also under the terms of the settlement, Perini's subcontractors and insurance carriers for both Perini and its subcontractors will contribute substantially to the total amount of the settlement.  As a result, management believes that the settlement of this case will not have a material effect on the
        Company's results of operations or financial condition.

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

        (d)  Perini/Kiewit/Cashman Joint Venture - Central Artery/Tunnel Project Matter
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

        PKC's claims are currently being presented to a Disputes Review Board ("DRB") which consists of
        three construction experts chosen by the parties.   To date, the DRB has ruled on a binding basis

Part II. - Other Information (continued)

        that PKC is entitled to additional compensation for its contract time delay claim in the amount of
        $17.4 million. A Judge of the Massachusetts Superior Court has issued a decision upholding the
        DRB's binding award to PKC.  Although MHD challenged several of the DRB's decisions relative to the contract time delay award discussed above, PKC received a favorable ruling on March 20, 2002 from the Superior Court of the Commonwealth of Massachusetts that approved PKC's request to have MHD comply with the DRB's decision to award the $17.4 million for the time delay.  The MHD has appealed the Superior Court decision to the Appeals Court of the Commonwealth of
        Massachusetts.

        The DRB has also ruled on a binding basis that PKC is entitled to additional compensation for impacts and inefficiencies caused by MHD to PKC's underpinning work in the amount of $5.6 million and that PKC is entitled to additional compensation for impacts and inefficiencies caused by MHD to
        PKC's utility work in the amount of $11.5 million.  PKC has filed applications in these actions seeking to confirm the awards and MHD has filed civil actions in Massachusetts Superior Court seeking to vacate these awards.

        Under the Dispute Resolution Rules of the Contract, either party may periodically terminate the services of some or all of the DRB members provided that Members who are removed under this provision will remain on the Board through the completion of any then pending claims. The MHD has chosen to remove the current DRB Members under this provision and those Members are in the process of completing hearings on all pending claims.  Replacement DRB members have been agreed upon and an initial meeting of the new Board is scheduled for October 7, 2002.

        The pending claims yet to be decided by the current/replacement DRB on a binding basis have an anticipated value of $41.1 million.  The remaining claims to be decided by the replacement DRB on a non-binding basis have an anticipated value of $34.5 million.  The ultimate financial impact of resolving all of the claims on this project is not yet determinable.

Item 2. - Changes in Securities and Use of Proceeds

(a)     None

(b)     None

(c)     None

(d)     Not applicable

Item 3. - Defaults Upon Senior Securities

(a)     None

(b)     In accordance with the covenants of the 1995 Amended Revolving Credit Agreement, the First
        Amended and Restated Credit Agreement effective January 17, 1997 and the Second Amended and Restated Credit Agreement effective March 29, 2000, the Company was required to suspend the payment of quarterly dividends on its $21.25 Convertible Exchangeable Preferred Stock ("$21.25
        Preferred Stock") until certain financial criteria were met, commencing with the dividend that normally would have been declared during December 1995.  Although the financial criteria were satisfied as of
        December 31, 2000 and the Company's most recent Credit Agreement, entered into in January
        2002, does not contain similar restrictions, the Board of Directors does not believe that it is proper or prudent to pay or commit to pay dividends on the $21.25 Preferred Stock for the foreseeable future based on the Company's other working capital requirements.  See additional comments under
        "Financial Condition" on pages 15 and 16 herein.  Therefore, as of June 30, 2002, the aggregate

Part II. - Other Information (continued)

        amount of dividends in arrears is approximately $14,342,000, which represents approximately
        $143.42 per share of $21.25 Preferred Stock or approximately $14.34 per Depositary Share.  While these dividends have not been declared or paid, they have been fully accrued in accordance with the
        "cumulative" feature of the $21.25 Preferred Stock.

Item 4. - Submission of Matters to a Vote of Security Holders

(a)     May 16, 2002 - Annual Meeting of Stockholders.

(b)     Not applicable

(c)     (1)    Nominees for Class III Directors as listed in the proxy statement, to hold office for a three year term, expiring 2004 and until their successors are chosen and qualified, were elected by the holders of Common Stock with the following vote:

                                                                                Number of Votes
                                                           -----------------------------------------------------------
                                                                                                       Authority
                           Class III Director                   For               Against              Withheld
                           ------------------              ---------------    ----------------    --------------------

               Peter Arkley                                22,216,363                -                  29,501

               Nancy Hawthorne                             22,209,780                -                  36,084

               Raymond R. Oneglia                          22,217,930                -                  27,934

        (2)    Two nominees for Preferred Directors (the "Preferred Directors") as listed in the proxy statement to hold office until the earlier of (i) the 2003 Annual Meeting of Stockholders and until their successors are chosen and qualified, or (ii) all dividends in arrears on the Preferred
               Stock have been paid or declared and funds therefor set apart for payment, were elected by the Depositary, based on the two nominees who received the greatest number of votes as indicated by the holders of the Depositary Shares.  A summary of the voting results follows:

                                                                                 Number of Votes
                                                             ---------------------------------------------------------
                               Nominees for                                                            Authority
                           Preferred Directors                   For              Against              Withheld
                           -------------------               -------------    ----------------    --------------------

               Frederick Doppelt                             944,907                 -                  10,189

               Asher B. Edelman                              944,107                 -                  10,989

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

Part II. - Other Information (continued)

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

(b)       Reports on Form 8-K

          A Form 8-K was filed on April 17, 2002 that reported on the dismissal of Arthur Andersen LLP as the Company's independent auditors, and the engagement of Deloitte & Touche LLP as the
          Company's new independent auditors, effective immediately, in "Item 4. Changes in Registrant's
          Certifying Accountant" in said Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Perini Corporation
                                                 Registrant

Date: August 14, 2002                            /s/ Michael E. Ciskey
                                                 Michael E. Ciskey, Vice President and Controller
                                                 Duly Authorized Officer and Principal Accounting Officer

CERTIFICATIONS

In connection with the Quarterly Report of Perini Corporation (the “Company”) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ronald N. Tutor, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 14, 2002                            /s/ Ronald N. Tutor
                                                 Ronald N. Tutor, Chairman and Chief Executive Officer

In connection with the Quarterly Report of Perini Corporation (the “Company”) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Robert Band, President, Chief Operating Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 14, 2002                            /s/ Robert Band
                                                 Robert Band, President, Chief Operating Officer and
                                                 Principal Financial Officer