Form 10-Q
period 2002-09-30
PERINI CORP
filed 2002-11-14
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes   X       No __

Number of shares of common stock of registrant outstanding at November 8, 2002:   22,664,135

                                                                                                                                            Page 1 of 29

                                          PERINI CORPORATION & SUBSIDIARIES

                                                        INDEX

                                                                                                        Page Number

Part I. -      Financial Information:

               Item 1.    Financial Statements (Unaudited)

                          Consolidated Condensed Balance Sheets-                                             3
                          September 30, 2002 and December 31, 2001

                          Consolidated Condensed Statements of Income -                                      4
                          Three Months and Nine Months ended September 30, 2002 and 2001

                          Consolidated Condensed Statements of Cash Flows -                                  5
                          Nine Months ended September 30, 2002 and 2001

                          Notes to Consolidated Condensed Financial Statements                               6 - 14

               Item 2.    Management's Discussion and Analysis of the Consolidated Financial                 15 - 19
                          Condition and Results of Operations

               Item 3.    Quantitative and Qualitative Disclosures About Market Risk                         19

               Item 4.    Controls and Procedures                                                            19

Part II. -     Other Information:

               Item 1.     Legal Proceedings                                                                 20 - 22

               Item 2.     Changes in Securities and Use of Proceeds                                         23

               Item 3.     Defaults Upon Senior Securities                                                   23

               Item 4.     Submission of Matters to a Vote of Security Holders                               23

               Item 5.     Other Information                                                                 23

               Item 6.     Exhibits and Reports on Form 8-K                                                  23 - 26

               Signatures                                                                                    27

               Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                      28 - 29

                                            PERINI CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED CONDENSED BALANCE SHEETS
                                          SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                                      (In Thousands)

                                          ASSETS                                                SEPT. 30,       DEC. 31,
                                                                                                   2002           2001
                                                                                               -------------  --------------

Cash                                                                                              $   7,535       $  28,015
Accounts and Notes Receivable                                                                       153,464         232,129
Unbilled Work                                                                                        40,776          37,564
Construction Joint Ventures                                                                          89,513          91,147
Net Current Assets of Discontinued Operations                                                        12,005          11,740
Other Current Assets                                                                                  5,042             979
                                                                                               -------------  --------------
     Total Current Assets                                                                         $ 308,335       $ 401,574
                                                                                               -------------  --------------

Other Assets                                                                                      $   2,875       $   3,006
                                                                                               -------------  --------------

Property and Equipment, less Accumulated Depreciation of $20,087 in 2002 and
$18,768 in 2001                                                                                   $  14,327       $  12,405
                                                                                               -------------  --------------

                                                                                                  $ 325,537       $ 416,985
                                                                                               =============  ==============
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Maturities of Long-term Debt (Note 3)                                                     $     770       $  10,249
Accounts Payable                                                                                    119,300         218,314
Advances from Construction Joint Ventures                                                             8,001          20,851
Deferred Contract Revenue                                                                            31,991          29,468
Accrued Expenses                                                                                     17,927          29,323
                                                                                               -------------  --------------
     Total Current Liabilities                                                                    $ 177,989       $ 308,205
                                                                                               -------------  --------------

Long-term Debt, less current maturities included above (Note 3)                                   $  33,700       $   7,540
                                                                                               -------------  --------------

Other Long-term Liabilities (Note 6)                                                              $  22,484       $  21,832
                                                                                               -------------  --------------

Contingencies and Commitments (Note 7)

Stockholders' Equity:
  Preferred Stock                                                                                 $     100       $     100
  Series A Junior Participating Preferred Stock                                                           -               -
  Stock Purchase Warrants                                                                             2,233           2,233
  Common Stock                                                                                       22,725          22,725
  Paid-In Surplus                                                                                    96,078          97,671
  Retained Earnings (Deficit)                                                                       (22,942)        (36,491)
  Less - Treasury Stock                                                                                (965)           (965)
                                                                                               -------------  --------------
                                                                                                  $  97,229       $  85,273
  Accumulated Other Comprehensive Loss                                                               (5,865)         (5,865)
                                                                                               -------------  --------------
     Total Stockholders' Equity                                                                   $  91,364       $  79,408
                                                                                               -------------  --------------

                                                                                                  $ 325,537       $ 416,985
                                                                                               =============  ==============

The accompanying notes are an integral part of these financial statements.

                                                 PERINI CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                          (In Thousands, Except Share and Per Share Data)

                                                                           THREE MONTHS                       NINE MONTHS
                                                                       ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                                  -------------------------------    ------------------------------

                                                                      2002             2001              2002             2001
                                                                  --------------   --------------    --------------   -------------

Revenues (Note 8)                                                     $ 232,805        $ 417,476         $ 822,482      $1,190,876

Cost of Operations                                                      220,429          403,868           784,744       1,148,912
                                                                  --------------   --------------    --------------   -------------

Gross Profit                                                          $  12,376        $  13,608         $  37,738      $   41,964

General and Administrative Expenses                                       8,187            7,019            21,132          19,417
                                                                  --------------   --------------    --------------   -------------

INCOME FROM OPERATIONS (Note 8)                                       $   4,189        $   6,589         $  16,606      $   22,547

Other Income (Expense), Net                                                  42              (67)             (360)            (67)
Interest Expense                                                           (387)            (439)           (1,146)         (1,608)
                                                                  --------------   --------------    --------------   -------------

Income before Income Taxes                                            $   3,844        $   6,083         $  15,100      $   20,872

Provision for Income Taxes (Note 4)                                         200              240               551             850
                                                                  --------------   --------------    --------------   -------------

NET INCOME                                                            $   3,644        $   5,843         $  14,549      $   20,022
                                                                  ==============   ==============    ==============   =============

Less:  Accrued Dividends on $21.25 Preferred Stock (Note 6)                (532)            (532)           (1,594)         (1,594)
                                                                  --------------   --------------    --------------   -------------

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS                          $   3,112        $   5,311         $  12,955      $   18,428
                                                                  ==============   ==============    ==============   =============

BASIC EARNINGS PER COMMON SHARE (Note 5)                              $    0.14        $    0.23         $    0.53      $     0.82
                                                                  ==============   ==============    ==============   =============

DILUTED EARNINGS PER COMMON SHARE (Note 5)                            $    0.14        $    0.22         $    0.52      $     0.79
                                                                  ==============   ==============    ==============   =============

DIVIDENDS PER COMMON SHARE (Note 6)                                   $       -        $       -         $       -      $        -
                                                                  ==============   ==============    ==============   =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 5):
  BASIC                                                              22,664,135       22,641,342        22,664,135      22,609,961
                                                                  ==============   ==============    ==============   =============
  DILUTED                                                            22,677,505       23,748,738        23,028,080      23,384,381
                                                                  ==============   ==============    ==============   =============

The accompanying notes are an integral part of these financial statements.

                                      PERINI CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                (In Thousands)

                                                                                            NINE MONTHS
                                                                                        ENDED SEPTEMBER 30,
                                                                                    ----------------------------
                                                                                       2002            2001
                                                                                    ------------   -------------

Cash Flows from Operating Activities:
Net income                                                                            $  13,549       $  20,022
Adjustments to reconcile net income to net cash from operating activities:
  Depreciation and amortization                                                           2,309           1,905
  Other long-term liabilities                                                              (941)         (2,658)
  Distributions greater than earnings of joint ventures                                  13,036          27,774
  Cash used by changes in components of working capital other than cash, net current assets of discontinued operations and current maturities of
    long-term debt                                                                      (51,430)        (52,977)
  Other non-cash items, net                                                                 (32)            (92)
                                                                                    ------------   -------------

    NET CASH USED BY OPERATING ACTIVITIES                                             $ (23,509)      $  (6,026)
                                                                                    ------------   -------------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment                                        $     140       $     183
  Acquisition of property and equipment                                                  (3,710)         (3,656)
  Capital distributions from unconsolidated joint ventures                                9,675             600
  Capital contributions to unconsolidated joint ventures                                (18,994)        (15,197)
  Investment in discontinued operations                                                    (265)           (181)
  Investment in other activities                                                           (498)            (58)
                                                                                    ------------   -------------

    NET CASH USED BY INVESTING ACTIVITIES                                             $ (13,652)      $ (18,309)
                                                                                    ------------   -------------

Cash Flows from Financing Activities:
  Proceeds from long-term debt                                                        $  26,816       $     405
  Reduction of long-term debt                                                           (10,135)         (7,841)
  Proceeds from exercise of Common Stock options                                              -             274
                                                                                    ------------   -------------

    NET CASH PROVIDED FROM (USED BY) FINANCING ACTIVITIES                             $  16,681       $  (7,162)
                                                                                    ------------   -------------

Net Decrease in Cash                                                                  $ (20,480)      $ (31,497)
Cash at Beginning of Year                                                                28,015          59,515
                                                                                    ------------   -------------

Cash at End of Period                                                                 $   7,535       $  28,018
                                                                                    ============   =============

Supplemental Disclosure of Cash Paid During the Period For:
  Interest                                                                            $   2,100       $   1,648
                                                                                    ============   =============
  Income tax payments                                                                 $   1,401       $   1,019
                                                                                    ============   =============

The accompanying notes are an integral part of these financial statements.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation
The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2002 and December 31, 2001 and results of operations and cash flows for the three month and nine month periods ended September 30, 2002 and 2001. The results of operations for the nine month period ended September 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002 because the Company's results are primarily generated from a limited number of significant active construction contracts. Therefore, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

(2) Significant Accounting Policies and New Accounting Pronouncements
The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note (1) to such financial statements included in Form 10-K for the year ended December 31, 2001. The Company has made no significant change in these policies during 2002.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses the financial accounting and reporting for acquired goodwill and other intangible assets. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company adopted SFAS No. 142 on January 1, 2002 and ceased amortizing goodwill. The amount of unamortized goodwill at December 31, 2001 is approximately $1,017,000 and is included in "Other Assets" in the accompanying Consolidated Condensed Balance Sheets. The Company completed the transitional impairment test in 2002 and concluded that goodwill was not impaired. Therefore, the adoption of SFAS No. 142 did not have a material impact on the Company's consolidated financial position or results of operations for the three month or nine month periods ended September 30, 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-lived Assets". SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 had no impact on the Company's consolidated financial position or results of operations for the three month or nine month periods ended September 30, 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement supersedes Emerging Issues Task Force (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Under this statement, a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The Company is currently evaluating the impact of SFAS No.146 on the Company's consolidated financial position and results of operations.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(3) Long-term Debt
On January 23, 2002, the Company entered into an agreement with a bank group to refinance its prior credit facility with a new $45 million credit agreement (the "Credit Agreement"). The Credit Agreement provides for a two year secured revolving credit facility which, if not extended or repaid after two years, converts amounts then outstanding to a three year term loan with equal quarterly principal payments. Because of this provision, borrowings under the Credit Agreement are classified as "Long-term Debt" in the accompanying Consolidated Condensed Balance Sheets.

(4) Provision For Income Taxes
The provision for income taxes reflects a lower than normal tax rate in both 2002 and 2001 due primarily to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations. In addition, the provision for income taxes for the nine months ended September 30, 2002 includes the reversal of the federal alternative minimum tax provided in 2001 which is no longer required based on the provisions of the Job Creation and Worker Assistance Act of 2002.

(5) Per Share Data
Basic earnings per common share was computed by dividing net income less accrued dividends on the $21.25 Preferred Stock (see Note 6) by the weighted average number of common shares outstanding. Diluted earnings per common share was similarly computed after giving consideration to the dilutive effect of stock options outstanding on the weighted average number of common shares outstanding.

Options to purchase 3,356,834 shares of Common Stock at prices ranging from $4.50 to $16.44 per share were outstanding at September 30, 2002 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the Common Stock. Options to purchase 574,000 shares of Common Stock at prices ranging from $8.10 to $16.44 per share were outstanding at September 30, 2001 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the Common Stock. In addition, the effect of the assumed conversion of the Company's $21.25 Preferred Stock and Stock Purchase Warrants into Common Stock is antidilutive for all periods presented.

(6) Dividends
(a) Common Stock
There were no cash dividends declared or paid on the Company's outstanding Common Stock during the periods presented in the consolidated condensed financial statements included herein.

(b) $21.25 Preferred Stock
In conjunction with the covenants of the Company's prior Credit Agreements, the Company was required to suspend the payment of quarterly dividends on its $21.25 Preferred Stock until certain financial criteria were met. Quarterly dividends on the $21.25 Preferred Stock have not been paid since 1995 (although they have been fully accrued due to the "cumulative" feature of the $21.25 Preferred Stock). The aggregate amount of dividends in arrears is approximately $14,874,000 at September 30, 2002, which represents approximately $148.74 per share of $21.25 Preferred Stock or approximately $14.87 per Depositary Share and is included in

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(6) Dividends (continued)
(b) $21.25 Preferred Stock (continued)
"Other Long-term Liabilities" in the Consolidated Condensed Balance Sheets. Under the terms of the $21.25 Preferred Stock, the holders of Depositary Shares are entitled to elect two additional Directors when dividends have been deferred for more than six quarters, and they did so at each of the last five Annual Meetings of Stockholders.

The Company's most recent Credit Agreement, entered into in January 2002, does not contain restrictions relative to the payment of dividends. However, the Board of Directors does not currently believe that it is proper or prudent to pay or commit to pay dividends on the $21.25 Preferred Stock for the foreseeable future based on the Company's other working capital requirements.

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

A new trial before the new successor District Court Judge was completed in January 2002 and a decision is still pending.

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

(c) Perini/Kiewit/Cashman Joint Venture - Central Artery/Tunnel Project Matter
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

Under the Dispute Resolution Rules of the Contract, either party may periodically terminate the services of some or all of the DRB members provided that Members who are removed under this provision will remain on the Board through the completion of any then pending claims. The MHD has chosen to remove the current DRB Members under this provision and those Members are in the process of completing hearings on all pending claims. Replacement DRB members have been agreed upon and an initial meeting of the new Board is scheduled for December 2002.

The pending claims yet to be decided by the current/replacement DRB on a binding basis have an anticipated value of $41.3 million. The remaining claims to be decided by the replacement DRB on a non-binding basis have an anticipated value of $50.0 million. The ultimate financial impact of resolving all of the claims on this project is not yet determinable.

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

On June 5, 2000, the American Arbitration Association found in favor of PBC against the Tribe, awarding PBC approximately $8.9 million in damages, plus costs and attorney/consultants fees in the amount of approximately $1.2 million. On October 30, 2000, PBC filed an action to enforce the award in the Tribal Court of the Saginaw Chippewa Indian Tribe. On January 31, 2002, the Tribal Court refused to confirm the award, claiming that the Tribal Court does not have jurisdiction because the Tribe is immune from suit as a sovereign nation. The contract between PBC and the Tribe provides that PBC may seek enforcement of the award in United States Federal Court if the Tribal Court finds that it does not have jurisdiction. In February 2002, PBC filed an action to enforce the arbitration award in the United States District Court for Michigan ("USDC") and in March 2002 PBC moved for Summary Judgment of its claim in that action. In addition, in February 2002, PBC filed an appeal of the Tribal Court's refusal to enforce the award in the Saginaw Chippewa Appellate Court. The Tribe has moved to dismiss the Federal Court action. On October 11, 2002, PBC's appeal to the Tribal Appellate Court was heard by a three judge panel. To date no decision has been rendered by the Tribal Appellate Court. A hearing on PBC's motion to confirm the arbitration award and the Tribe's motion to dismiss the USDC claim has been scheduled before the Federal District Court for November 25, 2002.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(7) Contingencies and Commitments (continued)

(e) San Francisco State University vs. Perini Matter (continued)
The trial began on June 25, 2002 and proceeded until August 2, 2002 when all claims, counterclaims and crossclaims of all parties were settled and that settlement was approved by the Court. Under the terms of the settlement, Perini has paid to SFSU economic damages in the amount of $16.7 million and will make certain defined repairs and/or modifications to the building. Also under the terms of the settlement, Perini's subcontractors and insurance carriers for both Perini and its subcontractors have contributed substantially to the total amount of the settlement. As a result, management believes that the settlement of this case will not have a material effect on the Company's results of operations or financial condition.

(f) $21.25 Preferred Shareholders Class Action Lawsuit
On May 3, 2001 the Company, including several of its current and former directors ("Defendant Directors"), was served with a complaint entitled Frederick Doppelt, Arthur I. Caplan and Michael Miller v. Perini Corporation, et al, Supreme Court of the State of New York, County of New York, Civil Action No. 602156/01. Each plaintiff was a holder of the Company's $21.25 Convertible Exchangeable Preferred Stock ("$21.25 Preferred Stock"). One plaintiff, Mr. Doppelt, is a current Director of the Company and one plaintiff, Mr. Caplan, is a former Director of the Company. Plaintiffs purported to bring the action individually and on behalf of the entire class of holders of the $21.25 Preferred Stock.

The Plaintiffs asserted claims for breach of contract, breach of fiduciary duty, fraud and negligent misrepresentation. The Plaintiffs principally alleged that the Company and its Defendant Directors improperly authorized the exchange of Series B Preferred Stock for Common Stock without first paying all accrued dividends on the $21.25 Preferred Stock. More specifically, Plaintiffs alleged that the Company and its Defendant Directors violated the terms of the $21.25 Preferred Stock when, in March 2000, the Company authorized the exchange of Series B Preferred Stock for Common Stock. The Plaintiffs further alleged that the Company and its Defendant Directors issued a false and misleading prospectus in 1987 relating to the issuance of the $21.25 Preferred Stock. The Plaintiffs sought payment of accrued dividends, claiming they were owed approximately $11.7 million as of May 3, 2001, and other unspecified punitive and exemplary damages.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(7) Contingencies and Commitments (continued)

(f) $21.25 Preferred Shareholders Class Action Lawsuit (continued)
On October 15, 2002, the Plaintiffs filed a new action for breach of fiduciary duty against the Defendant Directors in the United States District Court for the District of Massachusetts. The Company and the Defendant Directors are preparing a motion to dismiss all of these claims.

(g) City of San Francisco suit against Tutor-Saliba Perini & Buckley Joint Venture
On November 1, 2002, the San Francisco City Attorney, on behalf of the City and County of San Francisco and the citizens of California (“Plaintiffs”), filed a civil action with a demand for a jury trial against Tutor-Saliba Corporation (“TSC”), the Tutor-Saliba, Perini & Buckley, Joint Venture (“JV”), Perini Corporation (“Perini”), Buckley & Company, Inc. (“Buckley”) and their bonding companies in the United States District Court in San Francisco relating to seven contracts for work on the expansion of the San Francisco International Airport. The Plaintiffs allege various overcharges, bidding violations, violations of minority contracting regulations, civil fraud, and violations of the California and San Francisco False Claims and California Unfair Competition Acts. In addition, the Plaintiffs allege that TSC has violated the United States Racketeer Influenced Corrupt Organizations Act. The Plaintiffs have asserted $30 million in damages and are seeking treble damages, various civil penalties and debarment of the JV and TSC from doing business with the City of San Francisco. The Plaintiffs have not allocated their claims for damages and penalties amongst the defendants or the seven contracts at issue, only two of which involved the JV. TSC is the managing partner of the JV, and in December 1997, Perini sold its entire 20% interest in the JV to TSC. TSC has agreed to indemnify Perini from any liability arising out of the joint venture, including legal fees and expenses. Management will investigate and vigorously defend Perini in this matter. As noted above, TSC is wholly owned by Ronald N. Tutor, who became Chairman and Chief Executive Officer of Perini in March 2000.

(h) Other
Contingent liabilities also include liability of contractors for performance and completion of both Company and joint venture construction contracts. In addition to the legal matters described above, the Company is involved in various lawsuits, arbitration and alternative dispute resolution ("ADR") proceedings. In the opinion of management, the resolution of these proceedings will not have a material effect on the Company's results of operations or financial condition.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(8) Business Segments
The following tables set forth certain business segment information relating to the Company's operations for the three month and nine month periods ended September 30, 2002 and 2001 (in thousands):

Nine months ended September 30, 2002
                                                            Reportable Segments
                                               --------------------------------------------
                                                                                                              Consolidated
                                                 Building        Civil          Totals        Corporate          Totals
                                               -------------  -------------  --------------  ------------    ----------------
Revenues                                           $586,073      $ 236,409       $ 822,482      $      -           $ 822,482
Income from Operations                             $ 18,432      $   1,849       $  20,281      $ (4,675)*         $  15,606
Assets                                             $134,966      $ 169,173       $ 304,139      $ 21,398  **       $ 325,537

Nine months ended September 30, 2001
                                                            Reportable Segments
                                               --------------------------------------------
                                                                                                              Consolidated
                                                 Building        Civil          Totals        Corporate          Totals
                                               -------------  -------------  --------------  ------------    ----------------
Revenues                                           $937,581      $ 253,295     $ 1,190,876           $ -         $ 1,190,876
Income from Operations                             $ 25,456        $ 1,083        $ 26,539      $ (3,992)*          $ 22,547
Assets                                             $196,624      $ 154,034       $ 350,658      $ 40,937  **       $ 391,595

Three months ended September 30, 2002

                                                            Reportable Segments
                                               --------------------------------------------
                                                                                                              Consolidated
                                                 Building        Civil          Totals        Corporate          Totals
                                               -------------  -------------  --------------  ------------    ----------------
Revenues                                           $154,933       $ 77,872       $ 232,805      $      -           $ 232,805
Income from Operations                             $  5,515       $    493       $   6,008      $ (1,819)*         $   4,189

Three months ended September 30, 2001

                                                            Reportable Segments
                                               --------------------------------------------
                                                                                                              Consolidated
                                                 Building        Civil          Totals        Corporate          Totals
                                               -------------  -------------  --------------  ------------    ----------------
Revenues                                           $326,698       $ 90,778       $ 417,476      $      -           $ 417,476
Income from Operations                             $  9,790       $ (1,883)      $   7,907      $ (1,318)*         $   6,589

* In all periods, consists of corporate general and administrative expenses.

** In all periods, corporate assets consist principally of cash, cash equivalents, marketable securities and other investments available for general corporate purposes plus the net assets of discontinued operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS

Results of Operations

Comparison of the Third Quarter of 2002 with the Third Quarter of 2001

Overall revenue from construction operations decreased by $184.7 million (or 44.2%), from $417.5 million in 2001 to $232.8 million in 2002. This decrease was due primarily to a decrease in building construction revenues of $171.8 million (or 52.6%), from $326.7 million in 2001 to $154.9 million in 2002. Civil construction revenues decreased $12.9 million (or 14.2%), from $90.8 million in 2001 to $77.9 million in 2002. The decrease in revenues from building construction operations primarily reflects the decrease in the Company's year-end backlog at December 31, 2001 compared to the record year-end backlog at December 31, 2000, including a decreased volume of work at the Mohegan Sun Expansion project in Connecticut, as well as on two large hotel/casino projects in the southwestern United States, all of which were substantially completed in early 2002.

Income from construction operations decreased by $1.9 million (or 24.1%), from $7.9 million in 2001 to $6.0 million in 2002. Building construction operating income decreased by $4.3 million, from $9.8 million in 2001 to $5.5 million in 2002, due primarily to the decrease in revenue discussed above. This decrease was partly offset by an increase in the average gross margin on building construction contracts from 4.2% in 2001 to 6.5% in 2002, due primarily to the favorable close-out of several projects in 2002 and an upward profit revision on an overseas project. In addition, building construction operating income was negatively impacted by a $.6 million increase in general and administrative expenses primarily in connection with the pursuit of new work opportunities, including the opening of a new office near Orlando, Florida. Civil construction operating income increased by $2.4 million, from a loss of $1.9 million in 2001 to a profit of $0.5 million in 2002, primarily because 2001 included a loss on a Central Artery/Tunnel "Big Dig" joint venture project in Boston, Massachusetts.

The provision for income taxes reflects a lower than normal tax rate for both 2002 and 2001 due primarily to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations.

Comparison of the Nine Months Ended September 30, 2002 with the Nine Months Ended September 30, 2001

Overall revenue from construction operations decreased by $368.4 million (or 30.9%), from $1,190.9 million in 2001 to $822.5 million in 2002. This decrease was due primarily to a decrease in building construction revenues of $351.5 million (or 37.5%), from $937.6 million in 2001 to $586.1 million in 2002. Civil construction revenues decreased $16.9 million (or 6.7%), from $253.3 million in 2001 to $236.4 million in 2002. The decrease in revenues from building construction operations primarily reflects the decrease in the Company's year-end backlog at December 31, 2001 compared to the record year-end backlog at December 31, 2000, including a decreased volume of work at the Mohegan Sun Expansion project in Connecticut, as well as on two large hotel/casino projects in the southwestern United States, all of which were substantially completed in early 2002.

Income from construction operations decreased by $6.3 million (or 23.7%), from $26.6 million in 2001 to $20.3 million in 2002. Building construction operating income decreased by $7.1 million, from $25.5 million in 2001 to $18.4 million in 2002, due primarily to the decrease in revenue discussed above. This decrease was partly offset by an increase in the average gross margin on building construction contracts from 3.9% in 2001 to 5.3% in 2002, due primarily to favorable close-out experience on several

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
(continued)

hotel/casino projects in 2002 and an upward profit revision on an overseas project. In addition, building construction operating income was negatively impacted by a $1.1 million (or 9.6%) increase in building construction-related general and administrative expenses primarily in connection with the pursuit of new work opportunities, including the opening of a new office near Orlando, Florida. Despite the decrease in revenue discussed above, civil construction operating income increased by $0.8 million, from $1.1 million in 2001 to $1.9 million in 2002, due primarily to recognition of a smaller loss in 2002 compared to 2001 on a Central Artery/Tunnel "Big Dig" joint venture project in Boston, Massachusetts. In addition, civil construction operating income was negatively impacted by a $1.0 million (or 25.0%) increase in civil construction-related general and administrative expenses, due primarily to a reduced ability to allocate expenses to various projects as well as an increase in outside legal costs.

Other income (expense) decreased by $0.3 million, from a net expense of $0.1 million in 2001 to a net expense of $0.4 million in 2002, due primarily to a decrease in interest income in 2002 as a result of a decrease in the level of short-term cash investments and lower interest rates in 2002, and an increase in amortization of deferred debt expense incurred in conjunction with the new Credit Agreement in January 2002.

Interest expense decreased by $0.5 million, from $1.6 million in 2001 to $1.1 million in 2002, due primarily to lower effective interest rates under the Company's Credit Agreement in 2002.

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

Financial Condition

In January 2002, the Company entered into an agreement with a new bank group to refinance its existing credit facility with a new $45 million revolving credit facility (the "Credit Agreement"). The Credit Agreement provides for a two year secured revolving credit facility which, if not extended or repaid after two years, converts amounts then outstanding to a three year term loan with equal quarterly principal payments. The Credit Agreement will provide the Company with greater flexibility in providing the working capital needed to support the anticipated growth of the Company's construction activities. At September 30, 2002, the Company had $17.0 million available to borrow under the Credit Agreement.

During the first nine months of 2002, the Company used $20.5 million in cash and a $16.7 million net increase in debt to fund $23.5 million used by operating activities, primarily for changes in working capital, and $13.7 million used by investing activities, primarily to fund the working capital needs of certain construction joint ventures and to acquire construction and other equipment.

Working capital increased $36.9 million, from $93.4 million at the end of 2001 to $130.3 million at September 30, 2002. The current ratio increased from 1.30:1 to 1.73:1 during the same period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
(continued)

Long-term debt at September 30, 2002 was $33.7 million, an increase of $26.2 million from December 31, 2001. The long-term debt to equity ratio at June 30, 2002 was .37:1 compared to .09:1 at December 31, 2001.

The increases in working capital and long-term debt at September 30, 2002 reflect increased borrowing under the Company's credit facility. At December 31, 2001, the Company included $9.8 million in current liabilities related to its existing credit facility. After completion of the refinancing in January, 2002, the Company was able to classify all of the debt outstanding under the Credit Agreement at September 30, 2002 as long-term debt. Total debt at September 30, 2002 increased by $16.7 million compared to December 31, 2001.

Periodically, the Company receives permanent cash distributions of profit from its construction joint ventures. In addition, the Company has access to temporary cash distributions of available operating funds from certain joint ventures in which it participates. Generally, these joint ventures distribute cash at the end of each quarter to the participants who will then return these funds at the beginning of the next quarter. Temporary cash advances from joint ventures decreased by $12.9 million, from $20.9 million at December 31, 2001 to $8.0 million at September 30, 2002 due to the fact that several joint ventures made permanent cash distributions of profit to the Company during the first nine months of 2002 instead of temporary cash advances.

In conjunction with the covenants of the Company's prior Credit Agreements, the Company was required to suspend the payment of quarterly dividends on its $21.25 Preferred Stock until certain financial criteria were met. The aggregate amount of dividends in arrears is approximately $14,874,000 at September 30, 2002.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
(continued)

Outlook

The construction backlog at September 30, 2002 was $1.12 billion, a decrease from the $1.21 billion backlog at December 31, 2001. As a result of the events of September 11, 2001 and a continuation of the economic decline previously in process, certain hospitality and gaming projects in Las Vegas, Nevada, for which the Company has been selected were, and continue to be, delayed by the owners until economic conditions improve. Other pending projects at the beginning of 2002 in Atlantic City, New Jersey, Florida and California, have since been awarded and are included in backlog at September 30, 2002. The Company recently announced that it has been selected by MGM Grand Detroit Casino to manage a 60-40 joint venture to build a permanent $325 million hotel-casino complex in Detroit. The Company anticipates that its share of this pending contract award will be added to the backlog in early 2003. Based on the high level of pre-construction services currently being performed for clients, management anticipates an encouraging new work award period during 2003. The Company is also pursuing a strategy to profitably expand its construction business internally or through acquisition. Towards this goal, the Company has opened a new office near Orlando, Florida, with the objective of expanding building construction opportunities in the southeastern United States by focusing on niche markets where the Company has a proven history of success.

Other Matters

During 2002, the Company's non-union pension plan assets have been adversely impacted by stock market declines. In addition, non-union pension plan obligations have been adversely impacted by declining interest rates which increase the value of future plan obligations. As a result, in the event stock market values do not improve and interest rates do not increase, the Company will be required to record an additional minimum pension liability to the extent that its accumulated benefit obligations under its non-union pension plans exceed the fair market value of its plans assets as of the end of the year pursuant to SFAS No. 87, "Employers' Accounting for Pensions". The Company recorded a $5.9 million additional minimum pension liability and a corresponding non-cash charge to stockholders' equity at December 31, 2001. Since the amount of any such charge as of December 31, 2002 is dependent upon asset values and other economic factors as of that date, management is not able to predict at this time what the 2002 impact will be.

The Company has funded non-union pension plan contributions of approximately $2.3 million in 2002 and currently anticipates funding non-union pension plan contributions of approximately $2.2 million in 2003.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
(continued)

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

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

      The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures (as such term is defined in paragraph (c) of the Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q. In conjuction with their evaluation, they formed a Disclosure Controls and Procedures Committee to formalize the Company's current disclosure controls and procedures and to assist in the periodic evaluation of the Company's disclosure controls and procedures. Based on their evaluation, they have concluded that the Company's disclosure controls and procedures are operating effectively.

(b) Changes in internal controls

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

        The trial began on June 25, 2002 and proceeded until August 2, 2002 when all claims, counterclaims and crossclaims of all parties were settled and that settlement was approved by the
        Court.  Under the terms of the settlement, Perini has paid to SFSU economic damages in the amount of $16.7 million and will make certain defined repairs and/or modifications to the building.

Part II. - Other Information (continued)

        Also under the terms of the settlement, Perini's subcontractors and insurance carriers for both Perini and its subcontractors have contributed substantially to the total amount of the settlement.  As a result, management believes that the settlement of this case will not have a material effect on the
        Company's results of operations or financial condition.

        (c)  $21.25 Preferred Shareholders Class Action Lawsuit
        On May 3, 2001 the Company, including several of its current and former directors ("Defendant
        Directors"), was served with a complaint entitled Frederick Doppelt, Arthur I. Caplan and Michael
        Miller v. Perini Corporation, et al, Supreme Court of the State of New York, County of New York, Civil
        Action No. 602156/01.  Each plaintiff was a holder of the Company's $21.25 Convertible
        Exchangeable Preferred Stock ("$21.25 Preferred Stock").  One plaintiff, Mr. Doppelt, is a current
        Director of the Company and one plaintiff, Mr. Caplan, is a former Director of the Company. Plaintiffs purported to bring the action individually and on behalf of the entire class of holders of the $21.25
        Preferred Stock.

        The Plaintiffs asserted claims for breach of contract, breach of fiduciary duty, fraud and negligent misrepresentation.  The Plaintiffs principally alleged that the Company and its Defendant
        Directors improperly authorized the exchange of Series B Preferred Stock for Common Stock without first paying all accrued dividends on the $21.25 Preferred Stock.  More specifically, Plaintiffs alleged that the Company and its Defendant Directors violated the terms of the $21.25 Preferred Stock when, in March 2000, the Company authorized the exchange of Series B Preferred Stock for
        Common Stock. The Plaintiffs further alleged that the Company and its Defendant Directors issued a false and misleading prospectus in 1987 relating to the issuance of the $21.25 Preferred Stock. The
        Plaintiffs sought payment of accrued dividends, claiming they were owed approximately $11.7 million as of May 3, 2001, and other unspecified punitive and exemplary damages.

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

        On October 15, 2002, the Plaintiffs filed a new action for breach of fiduciary duty against the
        Defendant Directors in the United States District Court for the District of Massachusetts.  The
        Company and the Defendant Directors are preparing a motion to dismiss all of these claims.

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

Part II. - Other Information (continued)

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

        Under the Dispute Resolution Rules of the Contract, either party may periodically terminate the services of some or all of the DRB members provided that Members who are removed under this provision will remain on the Board through the completion of any then pending claims. The MHD has chosen to remove the current DRB Members under this provision and those Members are in the process of completing hearings on all pending claims.  Replacement DRB members have been agreed upon and an initial meeting of the new Board is scheduled for December 2002.

        The pending claims yet to be decided by the current/replacement DRB on a binding basis have an anticipated value of $41.3 million.  The remaining claims to be decided by the replacement DRB on a non-binding basis have an anticipated value of $50.0 million.  The ultimate financial impact of resolving all of the claims on this project is not yet determinable.

       (e)  City of San Francisco suit against Tutor-Saliba Perini & Buckley Joint Venture
        On November 1, 2002, the San Francisco City Attorney, on behalf of the City and County of San
        Francisco and the citizens of California (“Plaintiffs”), filed a civil action with a demand for a jury trial against Tutor-Saliba Corporation (“TSC”), the Tutor-Saliba, Perini & Buckley, Joint Venture (“JV”),
        Perini Corporation (“Perini”), Buckley &Company, Inc. (“Buckley”) and their bonding companies in the United States District Court in San Francisco relating to seven contracts for work on the expansion of the San Francisco International Airport. The Plaintiffs allege various overcharges, bidding violations, violations of minority contracting regulations, civil fraud, and violations of the
        California and San Francisco False Claims and California Unfair Competition Acts. In addition, the
        Plaintiffs allege that TSC has violated the United States Racketeer Influenced Corrupt Organizations
        Act. The Plaintiffs have asserted $30 million in damages and are seeking treble damages, various civil penalties and debarment of the JV and TSC from doing business with the City of San Francisco.
        The Plaintiffs have not allocated their claims for damages and penalties amongst the defendants or the seven contracts at issue, only two of which involved the JV. TSC is the managing partner of the
        JV, and in December 1997, Perini sold its entire 20% interest in the JV to TSC. TSC has agreed to indemnify Perini from any liability arising out of the joint venture, including legal fees and expenses.
        Management will investigate and vigorously defend Perini in this matter. As noted above, TSC is wholly owned by Ronald N. Tutor, who became Chairman and Chief Executive Officer of Perini in
        March 2000.

Part II. - Other Information (continued)

Item 2. - Changes in Securities and Use of Proceeds

(a)     None

(b)     None

(c)     None

(d)     Not applicable

Item 3. - Defaults Upon Senior Securities

(a)     None

(b)     In accordance with the covenants of the 1995 Amended Revolving Credit Agreement, the First
        Amended and Restated Credit Agreement effective January 17, 1997 and the Second Amended and Restated Credit Agreement effective March 29, 2000, the Company was required to suspend the payment of quarterly dividends on its $21.25 Convertible Exchangeable Preferred Stock ("$21.25
        Preferred Stock") until certain financial criteria were met, commencing with the dividend that normally would have been declared during December 1995.  Although the financial criteria were satisfied as of
        December 31, 2000 and the Company's most recent Credit Agreement, entered into in January
        2002, does not contain similar restrictions, the Board of Directors does not believe that it is proper or prudent to pay or commit to pay dividends on the $21.25 Preferred Stock for the foreseeable future based on the Company's other working capital requirements.  See additional comments under
        "Financial Condition" on pages 16 and 17 herein.  Therefore, as of September 30, 2002, the aggregate amount of dividends in arrears is approximately $14,874,000, which represents approximately $148.74 per share of $21.25 Preferred Stock or approximately $14.87 per Depositary
        Share.  While these dividends have not been declared or paid, they have been fully accrued in accordance with the "cumulative" feature of the $21.25 Preferred Stock.

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

Part II. - Other Information (continued)

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

Exhibit 99.       Additional Exhibits

                  99.1      Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As
                            Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith.

                  99.2      Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As
                            Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith.

(b)       Reports on Form 8-K

          A Form 8-K was filed on August 14, 2002 that reported on the submission to the SEC of sworn statements by Ronald N. Tutor, Principal Executive Officer, and Robert Band, Principal Financial
          Officer, pursuant to Securities and Exchange Commission Order No. 4-460 in "Item 9. Regulation
          FD Disclosure" in said Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                     Perini Corporation
                                                                     Registrant

Date: November 14, 2002                            /s/ Michael E. Ciskey
                                                                    Michael E. Ciskey, Vice President and Controller
                                                                    Duly Authorized Officer and Principal Accounting Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald N. Tutor, certify that:

  I have reviewed this quarterly report on Form 10-Q of Perini Corporation;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons performing the equivalent function):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                                  /s/ Ronald N. Tutor
                                                                          Ronald N. Tutor, Chairman and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Robert Band, certify that:

  I have reviewed this quarterly report on Form 10-Q of Perini Corporation;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons performing the equivalent function):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                                  /s/ Robert Band
                                                                          Robert Band, President, Chief Operating Officer and
                                                                          Principal Financial Officer