Form 10-Q/A
period 2002-09-30
PERINI CORP
filed 2003-02-14
CIK 77543

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

                                                                                                                                            Page 1 of 21

                                          PERINI CORPORATION & SUBSIDIARIES

                                                        INDEX

                                                                                                        Page Number

               Explanatory Note Regarding Amended Form 10-Q                                                  3

Part I. -      Financial Information:

               Item 1.    Financial Statements (Unaudited)

                          Consolidated Condensed Balance Sheets-                                             4
                          September 30, 2002 and December 31, 2001

                          Consolidated Condensed Statements of Income -                                      5
                          Three Months and Nine Months ended September 30, 2002 and 2001

                          Consolidated Condensed Statements of Cash Flows  -                                 6
                          Nine Months ended September 30, 2002 and 2001

                          Notes to Consolidated Condensed Financial Statements                               7 - 15

Part II. -     Other Information:

               Item 6.     Exhibits and Reports on Form 8-K                                                  16 - 18

               Signatures                                                                                    19

               Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                      20 - 21

PERINI CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE REGARDING AMENDED FORM 10-Q

The Company is filing this Form 10-Q/A because the Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002 contained a clerical error which caused the amount of general and administrative expenses for the nine month period ended September 30, 2002 to be understated by $1,000,000 and the net income for the nine month period ended September 30, 2002 as reported in the Consolidated Condensed Statements of Income to be overstated by $1,000,000. Amounts for general and administrative expenses, net income and earnings per share for the three month period ended September 30, 2002 and amounts for earnings per share for the nine month period ended September 30, 2002 were not affected by this clerical error and are correctly stated as originally filed. This clerical error also had no impact on the Consolidated Condensed Balance Sheets, the Consolidated Condensed Statements of Cash Flows or Management’s Discussion and Analysis of the Consolidated Condensed Financial Statements as originally filed.

                                            PERINI CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED CONDENSED BALANCE SHEETS
                                   SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001
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

                                              PERINI CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                         (In Thousands, Except Share and Per Share Data)

                                                                           THREE MONTHS                       NINE MONTHS
                                                                       ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                                  -------------------------------    ------------------------------

                                                                      2002             2001              2002             2001
                                                                  --------------   --------------    --------------   -------------

Revenues (Note 8)                                                     $ 232,805        $ 417,476         $ 822,482      $1,190,876

Cost of Operations                                                      220,429          403,868           784,744       1,148,912
                                                                  --------------   --------------    --------------   -------------

Gross Profit                                                          $  12,376        $  13,608         $  37,738      $   41,964

General and Administrative Expenses                                       8,187            7,019            22,132          19,417
                                                                  --------------   --------------    --------------   -------------

INCOME FROM OPERATIONS (Note 8)                                       $   4,189        $   6,589         $  15,606      $   22,547

Other Income (Expense), Net                                                  42              (67)             (360)            (67)
Interest Expense                                                           (387)            (439)           (1,146)         (1,608)
                                                                  --------------   --------------    --------------   -------------

Income before Income Taxes                                            $   3,844        $   6,083         $  14,100      $   20,872

Provision for Income Taxes (Note 4)                                         200              240               551             850
                                                                  --------------   --------------    --------------   -------------

NET INCOME                                                            $   3,644        $   5,843         $  13,549      $   20,022
                                                                  ==============   ==============    ==============   =============

Less:  Accrued Dividends on $21.25 Preferred Stock (Note 6)                (532)            (532)           (1,594)         (1,594)
                                                                  --------------   --------------    --------------   -------------

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS                          $   3,112        $   5,311         $  11,955      $   18,428
                                                                  ==============   ==============    ==============   =============

BASIC EARNINGS PER COMMON SHARE (Note 5)                              $    0.14        $    0.23         $    0.53      $     0.82
                                                                  ==============   ==============    ==============   =============

DILUTED EARNINGS PER COMMON SHARE (Note 5)                            $    0.14        $    0.22         $    0.52      $     0.79
                                                                  ==============   ==============    ==============   =============

DIVIDENDS PER COMMON SHARE (Note 6)                                   $       -        $       -         $       -      $        -
                                                                  ==============   ==============    ==============   =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 5):
  BASIC                                                              22,664,135       22,641,342        22,664,135      22,609,961
                                                                  ==============   ==============    ==============   =============
  DILUTED                                                            22,677,505       23,748,738        23,028,080      23,384,381
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

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation
The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2002 and December 31, 2001 and results of operations and cash flows for the three month and nine month periods ended September 30, 2002 and 2001. The results of operations for the nine month period ended September 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002 because the Company’s results are primarily generated from a limited number of significant active construction contracts. Therefore, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

(2) Significant Accounting Policies and New Accounting Pronouncements
The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note (1) to such financial statements included in Form 10-K for the year ended December 31, 2001. The Company has made no significant change in these policies during 2002.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets” which addresses the financial accounting and reporting for acquired goodwill and other intangible assets. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company adopted SFAS No. 142 on January 1, 2002 and ceased amortizing goodwill. The amount of unamortized goodwill at December 31, 2001 is approximately $1,017,000 and is included in “Other Assets” in the accompanying Consolidated Condensed Balance Sheets. The Company completed the transitional impairment test in 2002 and concluded that goodwill was not impaired. Therefore, the adoption of SFAS No. 142 did not have a material impact on the Company’s consolidated financial position or results of operations for the three month or nine month periods ended September 30, 2002.

In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-lived Assets”. SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 had no impact on the Company’s consolidated financial position or results of operations for the three month or nine month periods ended September 30, 2002.

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

Options to purchase 3,356,834 shares of Common Stock at prices ranging from $4.50 to $16.44 per share were outstanding at September 30, 2002 but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the Common Stock. Options to purchase 574,000 shares of Common Stock at prices ranging from $8.10 to $16.44 per share were outstanding at September 30, 2001 but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the Common Stock. In addition, the effect of the assumed conversion of the Company’s $21.25 Preferred Stock and Stock Purchase Warrants into Common Stock is antidilutive for all periods presented.

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

Part II. - Other Information

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

                                                                     Perini Corporation
                                                                     Registrant

Date: February 14, 2003                            /s/ Michael E. Ciskey
                                                                    Michael E. Ciskey, Vice President and Controller
                                                                    Duly Authorized Officer and Principal Accounting Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald N. Tutor, certify that:

  I have reviewed this quarterly report on Form 10-Q/A of Perini Corporation;

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

Date: February 14, 2003                                  /s/ Ronald N. Tutor
                                                                          Ronald N. Tutor, Chairman and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Robert Band, certify that:

  I have reviewed this quarterly report on Form 10-Q/A of Perini Corporation;

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

Date: February 14, 2003                                  /s/ Robert Band
                                                                          Robert Band, President, Chief Operating Officer and
                                                                          Principal Financial Officer