Form 10-K
period 2002-12-31
PERINI CORP
filed 2003-03-31
CIK 77543

FORM 10-K

Securities and Exchange Commission                                                                                Commission File No. 1-6314
Washington, DC 20549

(Mark One)

[X]      Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934.

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark if registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes      No X

The aggregate market value of voting Common Stock held by nonaffiliates of the registrant is $20,659,948 as of June 28, 2002, the last business day of the registrant's most recently completed second quarter. The Company does not have any non-voting Common Stock.

The number of shares of Common Stock, $1.00 par value per share, outstanding at February 24, 2003 is 22,664,135.

Documents Incorporated by Reference

Portions of the annual proxy statement for the year ended December 31, 2001 are incorporated by reference in Part III.

                                                 PERINI CORPORATION

                                               INDEX TO ANNUAL REPORT

                                                    ON FORM 10-K

                                                                                                            PAGE

PART I

Item 1:                 Business                                                                            2 - 11

Item 2:                 Properties                                                                          12

Item 3:                 Legal Proceedings                                                                   12 - 16

Item 4:                 Submission of Matters to a Vote of Security Holders                                 16 - 17

PART II

Item 5:                 Market for the Registrant's Common Stock and Related Stockholder Matters            18

Item 6:                 Selected Financial Data                                                             19 - 20

Item 7:                 Management's Discussion and Analysis of Financial Condition and Results of
                        Operations                                                                          21 - 28

Item 7A:                Quantitative and Qualitative Disclosure About Market Risk                           28

Item 8:                 Financial Statements and Supplementary Data                                         28

Item 9:                 Change in and Disagreements with Accountants on Accounting and Financial
                        Disclosure                                                                          28

PART III

Item 10:                Directors and Executive Officers of the Registrant                                  29

Item 11:                Executive Compensation                                                              29

Item 12:                Security Ownership of Certain Beneficial Owners and Management and
                        Related Stockholder Matters                                                         29

Item 13:                Certain Relationships and Related Transactions                                      29

PART IV

Item 14:                Controls and Procedures                                                             30

Item 15:                Exhibits, Financial Statement Schedules and Reports on Form 8-K                     30 - 31

Signatures                                                                                                  32

Certifications                                                                                              33 - 34

PART I.

ITEM 1. BUSINESS

Forward-looking Statements

      The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company's or its management's expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements are based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the control of the Company) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules; the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings; the availability of borrowed funds on terms acceptable to the Company; changes in federal and state appropriations for infrastructure projects; possible changes or developments in worldwide or domestic political, social, economic, business, industry, market and regulatory conditions or circumstances; and actions taken or not taken by third parties including the Company's customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials. Also see "Risk Factors" on pages 9 and 10. Should one or more of these risks or uncertainties materialize, or should any of the Company's assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

      The general building and civil contracting services provided by the Company consist of planning and scheduling the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms, plans and specifications contained in a construction contract. The Company provides these services by using traditional general contracting arrangements, such as fixed price, guaranteed maximum price and cost plus award fee contracts and, to a lesser extent, construction management or design-build contracting arrangements. These contract types and the risks generally inherent therein are discussed below:

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

  Cost plus award fee contracts (“CPAF”) provide for reimbursement of the costs, as defined, of resources required to complete a project, but usually have a lower base fee and an incentive fee based on cost and/or schedule performance. CPAF contracts serve to minimize the contractor’s financial risk, but may limit profits.

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

      Under certain situations which include, but are not limited to, contract type, project size, complexity or geographic location, the Company will continue to attempt to minimize its financial and/or operational risk, as it has in the past, by participating in construction joint ventures, often as the sponsor or manager of the project, for the purpose of bidding and, if awarded, performing the agreed upon construction services. These joint ventures are based on a joint venture agreement whereby each of the joint venture participants is usually committed to supply a predetermined percentage of capital, as required, and to share in the same predetermined percentage of income or loss of the project on a joint and several basis. Although joint venture arrangements tend to minimize the risk of loss, the Company's initial obligations to the joint venture may increase as a result of the joint and several nature of the arrangement if one of the other participants is financially unable to bear its portion of required capital contributions.

      In the normal course of the business, the Company periodically evaluates its existing construction markets and seeks to identify any growing markets where it feels it has the expertise and management capability to successfully compete or decides to withdraw from markets which are no longer economically attractive.

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

      The building operation provides its services through regional offices located in several metropolitan areas: Boston, serving New England, the Mid-Atlantic and Southeast areas; and Phoenix and Las Vegas, serving Arizona, Nevada and California. The building operation also maintains satellite offices in Carlsbad, California, Celebration, Florida and Detroit, Michigan. The Company's building contracting services are provided by Perini Building Company, Inc., a wholly owned subsidiary. This company combines substantial resources and expertise to better serve clients within the building construction market and enhances Perini's name recognition in this market. The Company undertakes a broad range of building construction projects and is well known for its hospitality and gaming industry projects, and for its health care facilities, correctional facilities, sports complexes, multi-unit residential, commercial, civic, cultural and educational facilities. In addition, the Company completed the acquisition of James A. Cummings, Inc. ("Cummings"), an established building contractor in the South Florida region, in January 2003. Cummings will operate as a wholly owned subsidiary of the Company as part of the building construction segment.

      Perini Management Services, Inc. ("PMSI", formerly Perini International Corporation), a wholly owned subsidiary, provides a broad range of construction services (primarily building) to United States government agencies in the U.S. and selected overseas locations, funded primarily in U.S. dollars. In addition, a joint venture managed by PMSI provides maintenance/modification and support services at ten nuclear power generating plant sites in the Midwest and in the East under a multi-year contract with a private client. In selected situations, PMSI pursues other work internationally. PMSI is combined with Perini Building Company to form the Company's building segment for financial reporting purposes.

      The civil operation provides its services through regional offices located in the Boston and New York City metropolitan areas and undertakes large public civil projects in the East, with current emphasis on the major New York City and Boston metropolitan areas, and selectively in other geographic locations in the United States. The Company's civil contracting services are provided by "Perini Civil", which is an operating division of Perini Corporation, and include construction and rehabilitation of highways, bridges, subways, tunnels, airports, marine projects and waste water treatment facilities. The Company has been active in civil operations since 1894 and believes that it has particular expertise in large and complex civil construction projects. The Company believes that infrastructure rehabilitation is, and will continue to be, a significant market in 2003 and beyond.

Strategy

      Overall, the Company continues to focus on optimizing value for its shareholders by actively pursuing higher margin projects in markets where it has considerable expertise and developing project opportunities through its strong client relationships, as well as managing its operations to achieve on-time delivery, tight cost controls, safe working conditions and high quality standards. The Company's current strategy is to concentrate on the civil construction market in the East and specialized niche building construction markets throughout the United States, with the goal in both markets to continue to increase profit margins. In addition, the Company is continuing the process of pursuing a strategy to profitably expand its construction business internally or through acquisition as it recently did with the acquisition of Cummings in January 2003. (See Note 14 of Notes to Consolidated Financial Statements.) The Company believes the best opportunities for growth in the coming years for its civil construction business are in the urban infrastructure market, particularly in metropolitan New York and Boston, and selectively in other large, complex projects throughout the United States. The Company's strategy in building construction is to take advantage of its positive reputation in certain niche markets and to expand into new markets compatible with its expertise. Internally, the Company plans to continue to improve efficiency through strict attention to project control procedures and the control of overhead expenses. Finally, the Company continues to expand its expertise to assist public owners to develop necessary facilities through creative alternative project delivery methods, including public/private ventures, design-build and design-build-operate-maintain ("DBOM") arrangements.

Revenues

      Information on lines of business and foreign business is included under the following captions of this Annual Report on Form 10-K for the year ended December 31, 2002.

                                                                                           Annual Report
                                                                                           on Form 10-K
                                            Caption                                         Page Number

Selected Consolidated Financial Information                                                   19 - 20

Management's Discussion and Analysis                                                          21 - 28

Note 12 of Notes to Consolidated Financial Statements entitled "Business Segments"            62 - 64

      While the "Selected Consolidated Financial Information" presents certain business segment information for purposes of consistency of presentation for the five years ended December 31, 2002, additional business segment information required by Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an

Enterprise and Related Information", for the three years ended December 31, 2002 is included in Note 12 of Notes to Consolidated Financial Statements.

      A summary of revenues by business segment for each of the three years in the period ended December 31, 2002 is as follows (in thousands):

                    Revenues For Year Ended December 31,
                ---------------------------------------------
                     2002            2001            2000
                -------------   -------------   -------------

Building          $  772,513     $ 1,199,439     $   826,191
Civil                312,528         353,957         279,469
                -------------   -------------   -------------
     Total        $1,085,041     $ 1,553,396     $ 1,105,660
                =============   =============   =============

      During 2002, the Company was active in the building, civil and, to a lesser extent, the international construction markets, and performed work for over 44 federal, state and local governmental agencies or authorities and private customers under approximately 78 separate contracts. A significant portion of the increase in building construction revenues during 2001 was due to the impact of the Mohegan Sun Phase II Expansion Project ("Mohegan Sun Project") initially obtained in 1999 (see comments under "Backlog" below) and two large hotel/casino projects in the southwestern region of the United States, all three of which were substantially complete in early 2002. Due to the Company's trend toward fewer but larger contracts, a material part of the Company's business has been dependent on a limited number of private customers and/or public agencies in recent years (see Note 12 of Notes to Consolidated Financial Statements).

                       Revenues by Client Source

                                                Year Ended December 31,
                                             -------------------------------
                                              2002        2001       2000
                                             --------    -------    --------

Private Owners                                 65%        73%         68%
Federal Governmental Agencies                   5          3           4
State, Local and Foreign Governments           30          24         28
                                             --------    -------    --------
                                              100%        100%       100%
                                             ========    =======    ========

      Historically, a high percentage of Company contracts have been of the fixed price and GMP type. A summary of revenues and backlog by type of contract for the most recent three years follows:

     Revenues - Year Ended
         December 31,                                  Backlog as of December 31,
--------------------------------                      ------------------------------

  2002        2001       2000                          2002       2001       2000
----------  ---------  ---------                      --------   --------   --------

   35%        25%        32%    Fixed Price             30%        41%        46%
   65          75         68    CPAF, GMP or CM         70         59         54
----------  ---------  ---------                      --------   --------   --------
  100%        100%       100%                          100%       100%       100%
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

      As of December 31, 2002, the Company had a year end construction backlog of $990 million compared to $1.214 billion at December 31, 2001 and to the record year end backlog of $1.789 billion at December 31, 2000. The backlog is summarized below by geographic area and also by business segment:

                                     Backlog (in thousands) as of December 31,
                     --------------------------------------------------------------------------
                              2002                      2001                      2000
                     -----------------------   -----------------------   ----------------------

Northeast               $ 219,619      22%      $   548,728      45%      $ 1,219,166     68%
Mid-Atlantic               81,153       8            30,261       3            53,334      3
Southeast                 106,742      11             9,058       1           115,165      6
Midwest                   172,539      17           247,648      20           110,867      6
Southwest                 134,381      14           141,478      12           206,796     12
West                      198,251      20           135,709      11              885       -
Foreign                    77,490       8           100,653       8            82,518      5
                     -------------   -------   -------------   -------   -------------  -------

Total                   $ 990,175     100%      $ 1,213,535     100%      $ 1,788,731    100%
                     =============   =======   =============   =======   =============  =======

      The relatively high level of backlog in the Northeast region of the United States and overall record backlog at the end of 2000 was primarily due to the Mohegan Sun Project and several civil projects obtained as the Company continued to meet the needs of the growing infrastructure and rehabilitation market in this region, particularly the Metropolitan New York and Boston areas. The primary reasons for the decrease in backlog in the Northeast region and overall at the end of 2001 are due to the substantial completion of the Mohegan Sun Project and the slow down in the private and public works awards after the terrorist attacks in September of 2001. The primary reasons for the continued decrease in the level of backlog in the Northeast region and overall at the end of 2002 are a temporary decrease in the number of public works projects available to bid in Perini Civil's market area and increased competition encountered from other contractors when bidding on the reduced level of work available. The fluctuation in backlog in the other regions is partly due to the timing of the signing and start-up of new contracts rather than a longer term trend.

                                  Backlog (in thousands) as of December 31,
                 -----------------------------------------------------------------------------
                         2002                       2001                       2000
                 ------------------------   -----------------------    -----------------------

Building             $ 779,613      79%      $   738,546       61%       $ 1,051,364      59%
Civil                  210,562      21           474,989       39            737,367      41
                 --------------   -------   -------------    ------    -------------   -------
Total                $ 990,175     100%      $ 1,213,535      100%       $ 1,788,731     100%
                 ==============   =======   =============    ======    =============   =======

      The Company estimates that approximately $260 million of its backlog at December 31, 2002 will not be completed in 2003.

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

      The estimating process generally involves three phases. Initially, the Company performs a detailed review of the plans and specifications, summarizes the various types of work involved and related estimated quantities, determines the project duration or schedule, and highlights the unique and riskier aspects of the project. After the initial review, a decision is made to continue to pursue the project or not. Assuming the answer is positive, the Company performs the second phase of the estimating process which consists of estimating the cost and availability of labor, material, equipment, subcontractors and the project team required to complete the project on time and in accordance with the plans and specifications. The final phase consists of a detailed review of the estimate by management including, among other things, assumptions regarding cost, approach, means and methods, productivity and risk. After the final review of the cost estimate, management adds an amount for profit to arrive at the total bid amount.

      Public bids to various governmental agencies are generally awarded to the lowest bidder. Bids or negotiated contracts with public or private owners are generally awarded to the lowest bidder, but many times other factors, such as shorter project schedules or prior experience with the owner, result in the award of the contract based upon factors other than price. Most public sector contracts provide for termination of the contract at the election of the contracting agency. In such events, the Company is generally entitled to receive reimbursement for all costs incurred on the project plus a reasonable profit. Many of the Company's contracts are subject to interim or final completion dates or milestones with liquidated damages assessed against the Company if the specified milestone dates are not achieved. Historically, such provisions have not had a material adverse effect on the Company.

      During the normal course of most projects, the owner and sometimes the contractor initiate modifications or changes to the original contract to reflect, among other things, changes in specifications or design, method or manner of performance, facilities, equipment, materials, site conditions and period for completion of the work. Generally the scope and price of these modifications are documented in a "change order" to the original contract and reviewed, approved and paid in accordance with the normal change order provisions of the contract. Many times, the change orders define the scope of work and the contractor is directed to proceed, but the price of the work is subject to further negotiations after the work is performed by the contractor. Other times, an owner may direct the contractor to perform certain change order work when both scope and price are not approved in advance or are in dispute. If the owner decides the directive does not result in additional compensation to the contractor and the contractor believes the directives to be outside the scope of the original bid documents, or if the physical conditions found on the project site are different from those presented in the bid documents, or for any variety of other reasons the contractor believes the directive to perform the work creates costs that could not reasonably be anticipated from the bid documents, the contract permits the contractor to make a request for an adjustment to the contract price. Such adjustment requests are often called "contract claims". The process for resolving claims may vary from one contract to another but, in general, there is a process to attempt to resolve claims at the project supervisory level through the normal change order process or with higher levels of management within the organization of the contractor and the owner. Depending upon the terms of the contract, claim resolution may employ a variety of other resolution methods including mediation, binding or non-binding arbitration, or litigation. Regardless of the process, it is typical that when a potential claim arises on a project, the contractor has the contractual obligation to perform the work and must incur the related costs. The contractor does not recoup the costs until the claim is resolved. It is not uncommon for the claim resolution process to take months or years to resolve, especially if it involves litigation.

      The Company's contracts generally involve work durations in excess of one year. Revenue on contracts in process is generally recorded under the percentage of completion contract accounting method. For a more detailed discussion of the Company's policy in these areas, see Note 1(d) of Notes to Consolidated Financial Statements, entitled "Method of Accounting for Contracts".

      Because the Company's operating results are primarily generated from a limited number of significant active construction projects, operating results in any given fiscal quarter can vary depending on the timing of progress achieved and changes in the estimated profitability of the projects being reported. Progress on projects in certain areas may also be delayed by weather conditions depending on the type of project, stage of completion and severity of the weather. Such delays, if they occur, may result in inconsistent quarterly operating results due to more or less progress than anticipated being achieved on certain projects. Therefore, the reported operating results for any one fiscal quarter may not be indicative of future results.

Competition

      The construction business is highly competitive. Competition is based primarily on price, reputation for on time completion, quality and reliability, availability of surety capacity and financial strength of the contractor. While the Company experiences a great deal of competition from other large general contractors, some of which may be larger and have greater financial resources than the Company, as well as from a number of smaller local contractors, it believes it has sufficient technical, managerial and financial resources, combined with a positive reputation for performance, to be competitive in each of its major market areas.

Construction Costs

      While the Company's construction business may experience some adverse consequences if shortages develop or if prices for materials, labor or equipment increase excessively, provisions in certain types of contracts often shift all or a major portion of any adverse impact to the owner. On fixed price contracts, the Company attempts to insulate itself from the unfavorable effects of inflation by incorporating escalating wage and price assumptions, where appropriate, into its construction bids. Construction and other materials used in the Company's construction activities are generally available locally from multiple sources and have been in adequate supply during recent years. Construction work in selected overseas areas primarily employs expatriate and local labor which can usually be obtained as required. The Company does not anticipate any significant impact in 2003 from material and/or labor shortages or price increases.

Certain Economic Trends

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

Government Regulations and Environmental Matters

      The Company's operations are subject to compliance with regulatory requirements of federal, state and municipal authorities, including regulations covering labor relations, safety standards, affirmative action and the protection of the environment including requirements in connection with water discharge, air emissions and hazardous and toxic substance discharge. Under the Federal Clean Air Act and Clean Water Act, the Company must apply water or chemicals to reduce dust on road construction projects and to contain water contaminants in run-off water at construction sites. In certain circumstances, the Company may also be required to hire subcontractors to dispose of hazardous wastes encountered on a project in accordance with a plan approved in advance by the Owner. The Company believes that it is in substantial compliance with all applicable laws and regulations. However, future amendments to current laws or regulations imposing more stringent requirements could have a material adverse effect on the Company.

      In addition, the Company believes it has minimal exposure to environmental liability as a result of the activities of Perini Environmental Services, Inc. ("Perini Environmental"), a wholly owned subsidiary of the Company that was phased out during 1997. Perini Environmental provided hazardous waste engineering and construction services to both private clients and public agencies nationwide. Perini Environmental was responsible for compliance with applicable laws in connection with its clean up activities and bore the risk associated with handling such materials. In addition to strict procedural guidelines for conduct of this work, the Company and Perini Environmental generally carried insurance or received satisfactory indemnification from customers to cover the risks associated with this business. During 2002, the Company also owned real estate in three states and as an owner, is subject to laws governing environmental responsibility and liability based on ownership. The Company is not aware of any significant environmental liability associated with its ownership of real estate.

      The Company has been named in five unresolved claims from former employees of subcontractors regarding exposure to asbestos on certain Company projects. All of these pending claims are covered by insurance.

Risk Factors

      The Company and its business segments are subject to a number of risks, including those summarized below. Such risks could have a material adverse effect on the Company's financial condition, results of operations and cash flows. Also, see disclosure under "Forward-looking Statements" on page 2.

  Highly Competitive Industry – The Company is involved in a very competitive business, especially with respect to those contracts awarded through the competitive bidding process. In certain instances, the Company competes against contractors that have greater financial and other resources than the Company.

  Decrease in Governmental Funding of Infrastructure Projects – The Company’s civil construction markets are dependent on the amount of civil infrastructure work funded by various governmental agencies which, in turn, may depend on the condition of the existing infrastructure, the need for new or expanded infrastructure and other federal, state or local government budget requirements.

  Negative Economic and Demographic Trends – The building markets in which the Company participates are dependent to some degree on economic and demographic trends, as well as government policy decisions as they impact the specific geographic markets.

  Fixed Price and Fixed Unit Price Contracts Shift Risk of Increased Costs to Company – A substantial portion of the Company’s revenues and current backlog are based on fixed price or fixed unit price contracts that involve risks relating to the Company’s potential responsibility for increased cost of performance under the contract. Generally, under these contracts any increase in the Company’s unit cost not caused by a modification or compensable change to the original contract, whether due to inflation, inefficiency, faulty estimates or other factors, is absorbed by the Company. There are a number of other factors that could create differences in contract performance and results as compared to the original contract estimate for which the owner may be partially liable that include, among other things, differing site conditions, availability of materials and abnormal weather conditions.

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

  Design-build projects carry additional risks such as design error and scope of work risks. It is the Company’s practice to actively manage the design effort and to obtain project-specific insurance for this risk.

  The Contract Process May Shift Timing and Other Related Payment Risks to Company – Generally under the terms of a contract, the Company is required to perform extra or change order work as directed by the owner even if the owner hasn’t agreed in advance on the scope and/or price of the work to be performed. While this process may result in an approved change order to the original contract in accordance with the relevant contract terms, many times this process results in disputes either (1) over whether or not the work performed is beyond the scope of the work included in the original project plans and specifications or (2) if the parties agree that the work performed qualifies as extra work, the price the owner is willing to pay for the extra work. In addition, this process can result in the Company funding additional working capital for a lengthy period of time before an undisputed change order is approved and funded by the owner. When the parties disagree about extra work, the Company generally is at a disadvantage since it is contractually obligated to complete the work which may adversely impact the timely scheduling of other project work, as well as the specified contract milestone date(s). Significant extra work that isn’t resolved on a timely basis or is resolved for less than anticipated amounts also adversely impacts the Company’s working capital, cash flow and possibly earnings.

  Unsatisfactory Resolution of Certain Ongoing Litigation – As discussed in Item 3. Legal Proceedings included elsewhere in this Form 10-K, the Company is involved, either directly or indirectly, in construction contracts involving certain lawsuits, alternative dispute resolution or other proceedings (“proceedings”) that involve significant dollar amounts. The Company believes that the resolution of these proceedings will not have a material effect on the Company’s results of operations and financial condition based on the current status of the respective proceedings. However, if any one or all of these proceedings result in adverse decisions against the Company, it could have a material adverse effect on the Company’s business.

Real Estate Operations

      Effective June 30, 1999, management adopted a plan to withdraw completely from the real estate development business and to wind down the operations of Perini Land and Development Company ("PL&D"), the Company's real estate development subsidiary. Accordingly, approximately 95% of the property has been liquidated since June 30, 1999. Remaining properties are classified on the balance sheet as either "Land held for sale, net" or included in "Other Assets". (See Note 5 of Notes to Consolidated Financial Statements.)

      PL&D or Paramount Development Associates, Inc. ("Paramount"), a wholly owned subsidiary of PL&D, owned the following real estate properties during 2002:

Massachusetts

      Raynham Woods Commerce Center, Raynham - During the late 1980's, Paramount acquired a 409-acre site (equivalent to 300 net saleable acres) located in Raynham, Massachusetts and completed infrastructure work on a major portion of the site which was being developed as a mixed-use corporate park. From 1989 through 2001, an aggregate of 156 net acres was sold to various users. Paramount sold 19 net acres during 2002 which leaves approximately 125 buildable acres for sale.

Arizona

      Sabino Springs Estates, Tucson - During 1990, the Tucson Board of Supervisors unanimously approved a plan for this 410-acre residential golf course community close to the foothills on the east side of Tucson. In 1993, PL&D sold a major portion of the property to an international real estate company, who completed a championship golf course and clubhouse within the project in 1995. During 2002, PL&D completed the sale of the balance of the property.

Insurance and Bonding

      All of the Company's properties and equipment, both directly owned or owned through joint ventures with others, are covered by insurance and management believes that such insurance is adequate. In addition, the Company maintains general liability, excess liability and workers' compensation insurance in amounts it believes are consistent with its risk of loss and industry practice. During 2000 and 2001, the Company was able to significantly limit its financial risk under its workers' compensation and general liability insurance coverage by purchasing traditional insurance policies in a favorable insurance market. Due to tight conditions in the insurance market, effective for the calendar year 2002 and continuing into 2003, the Company found it necessary to purchase workers' compensation and general liability policies at substantially higher premiums with a Company self-insured deductible limit of $250,000 per occurrence, with appropriate aggregate caps on losses retained.

      As a normal part of the construction business, the Company is often required to provide various types of surety bonds as an additional level of security of its performance. The Company's ability to obtain surety bonds primarily depends upon its capitalization, working capital, past performance, management expertise and certain external factors including the overall capacity of the surety market. Surety companies consider such factors in relationship to the amount of the Company's backlog and their underwriting standards, which may change from time to time. Since 2001, the surety industry has undergone significant changes with several companies withdrawing completely from the industry or significantly reducing their bonding commitment. In addition, certain re-insurers of surety risk have limited their participation in this market since 2001. The Company has surety arrangements with several sureties, one of which it has dealt with for over 75 years and another of which owns approximately 21% of the Company's outstanding common stock (see Note 13 of Notes to Consolidated Financial Statements). While this tightening of the surety industry has not had a significant impact on the Company's operations, the inability to obtain surety bonds would have a material adverse effect on the Company's future business.

Employees

      The total number of personnel employed by the Company is subject to seasonal fluctuations, the volume of construction in progress and the relative amount of work performed by subcontractors. During 2002, the average number of employees was approximately 3,200 with a maximum of approximately 4,800 and a minimum of approximately 1,800.

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

ITEM 2. PROPERTIES

      Properties for sale applicable to the Company's previously discontinued real estate activities are described in detail in Item 1. Business on page 10. Properties used in operations are summarized below:

                                                                                                  Aproximate
                               Business               Owned or            Approximate               Square
                              Segment(s)          Leased by Perini           Acres           Feet of Office Space
                           ------------------     ------------------     ---------------     ---------------------
   Principal Offices
------------------------
Framingham, MA               Building and Civil         Owned                   9                   100,000
Phoenix, AZ                    Building                Leased                   -                    22,700
Hawthorne, NY                    Civil                 Leased                   -                    12,800
Las Vegas, NV                  Building                Leased                   -                     7,400
Celebration, FL                Building                Leased                   -                     4,800
Carlsbad, CA                   Building                Leased                   -                     3,900
Detroit, MI                    Building                Leased                   -                     2,500
                                                                         ---------------     ---------------------
                                                                                9                   154,100
                                                                         ===============     =====================

  Principal Permanent
     Storage Yards
------------------------
Bow, NH                          Civil                  Owned                  70
Framingham, MA             Building and Civil           Owned                   6
Las Vegas, NV                  Building                Leased                   2
                                                                         ---------------
                                                                               78
                                                                         ===============

      The Company believes its properties are well maintained, in good condition, adequate and suitable for the Company's purpose and fully utilized.

ITEM 3. LEGAL PROCEEDINGS

Mergentime - Perini Joint Ventures vs. WMATA Matter

      On May 11, 1990, contracts with two joint ventures in which Perini Corporation held a minority interest ("Joint Ventures") were terminated by the Washington Metropolitan Area Transit Authority ("WMATA") on two adjacent subway construction contracts in the District of Columbia. The contracts were awarded to the Joint Ventures in 1985 and 1986. However, Perini and Mergentime Corporation ("Mergentime"), the 60% managing partner, entered into an agreement in 1987 under which Perini withdrew from the Joint Ventures and Mergentime assumed complete control over the performance of both projects. This agreement did not relieve Perini of its responsibilities to WMATA as a Joint Venture partner. After Perini withdrew from the Joint Ventures, Mergentime and WMATA were embroiled in a dispute regarding progress on the projects. Each party blamed the other for delays that were impacting both cost and progress and the parties were unable to resolve their dispute. Ultimately, both construction contracts were terminated by WMATA and WMATA retained Perini, acting independently, to complete both projects.

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

      The Joint Ventures appealed the judgment to the United States Court of Appeals for the District of Columbia ("Court of Appeals"), arguing, among other things, that the second District Court Judge had issued his final decision without fully familiarizing himself with the record of the initial District Court Judge. On February 16, 1999, the Court of Appeals vacated the District Court's final judgment and ordered the successor District Court Judge to review the findings of the initial Judge and hold further hearings in regard to the Joint Ventures' affirmative claims. In addition, the Court of Appeals held that statutory interest on any of the claims will not accrue until final judgment is entered sometime in the future. Later in 1999, the case was transferred to a new successor District Court Judge.

      On February 28, 2001, the new successor District Court Judge informed the parties that in the absence of a new trial, he could not certify adequate familiarity with the record to complete the remaining proceedings; therefore, he ordered that the Joint Ventures' motion for a new trial be granted.

      A new trial before the new successor District Court Judge was completed in January 2002 and a decision is still pending. The ultimate financial impact of the Judge's pending decision is not yet determinable; therefore, no provision for loss, if any, has been recorded in the financial statements.

Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter

      During 1995, a joint venture, Tutor-Saliba-Perini ("TSP"), in which Perini Corporation is a 40% minority partner and Tutor-Saliba Corporation of Sylmar, CA is the 60% managing partner, filed a complaint in the Superior Court of the State of California for the County of Los Angeles against the Los Angeles County Metropolitan Transportation Authority ("MTA") seeking to recover costs for extra work required by the MTA in connection with the construction of the Wilshire/Normandie Subway Station. TSP is seeking additional compensation from the MTA for claims related to the construction and in February 1999 the MTA countered with civil claims under the California False Claims Act against TSP, Tutor-Saliba Corporation, Perini Corporation and other parties. Ronald N. Tutor, the Chairman and CEO of Perini Corporation since March of 2000, is also the CEO and the sole stockholder of Tutor-Saliba Corporation (see Note 13).

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

City of San Francisco vs. Tutor-Saliba, Perini & Buckley Joint Venture Matter

      On November 1, 2002, the San Francisco City Attorney, on behalf of the City and County of San Francisco and the citizens of California ("Plaintiffs"), filed a civil action with a demand for a jury trial against Tutor-Saliba Corporation ("TSC"), the Tutor-Saliba, Perini & Buckley Joint Venture ("JV"), Perini Corporation ("Perini"), Buckley & Company, Inc. ("Buckley") and their bonding companies in the United States District Court in San Francisco relating to seven contracts for work on the expansion of the San Francisco International Airport. The Plaintiffs allege various overcharges, bidding violations, violations of minority contracting regulations, civil fraud, and violation of the California and San Francisco False Claims and California Unfair Competition Acts. In addition, the Plaintiffs allege that TSC has violated the United States Racketeer Influenced Corrupt Organizations Act. The Plaintiffs have asserted $30 million in damages and are seeking treble damages, various civil penalties and debarment of the JV and TSC from doing business with the City of San Francisco. The Plaintiffs have not allocated their claims for damages and penalties amongst the defendants or the seven contracts at issue, only two of which involved the JV. TSC is the managing partner of the JV, and in December

1997, Perini sold its entire 20% interest in the JV to TSC. TSC has agreed to indemnify Perini from any liability arising out of the joint venture, including legal fees and expenses.

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

      Certain of PKC's claims have been presented to a Disputes Review Board ("DRB") which consists of three construction experts chosen by the parties. To date, the DRB has ruled on a binding basis that PKC is entitled to additional compensation for its contract time delay claim in the amount of $17.4 million. A Judge of the Massachusetts Superior Court has issued a decision upholding the DRB's binding award to PKC. Although MHD challenged several of the DRB's decisions relative to the contract time delay award discussed above, PKC received a favorable ruling on March 20, 2002 from the Superior Court of the Commonwealth of Massachusetts that approved PKC's request to have MHD comply with the DRB's decision to award the $17.4 million for the time delay. The MHD has appealed the Superior Court decision to the Appeals Court of the Commonwealth of Massachusetts.

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

      Under the Dispute Resolution Rules of the contract, either party may periodically terminate the services of some or all of the DRB members provided that members who are removed under this provision will remain on the DRB through the completion of any then pending claims. The MHD has chosen to remove the current DRB members under this provision and those members are in the process of completing hearings on all pending claims. Although the replacement DRB members have been agreed upon, proceedings before the current DRB and new DRB have been postponed pending resolution of the current negotiations discussed below.

      The pending claims yet to be decided by the current/replacement DRB on a binding basis have an anticipated value of $43 million. The remaining claims to be decided by the replacement DRB on a non-binding basis have an anticipated value of $80 million.

      On August 14, 2002 the Massachusetts Attorney General's office, pursuant to its authority under the Massachusetts False Claims Act, served a Civil Investigative Demand ("CID") on Perini and the other joint venture partners. The CID sought the production of certain construction claims documentation in connection with the Central Artery/Tunnel Contract No. C11A1. PKC vigorously denies that it submitted any false claims and is cooperating with the Attorney General's Office in the ongoing investigation.

      In December 2002, PKC and MHD entered into an agreement whereby the parties agreed to attempt to resolve by negotiation and mediation all of the outstanding claims on the project. As part of the agreement, the MHD recommended for approval by the Massachusetts Turnpike Authority a contract modification that provides for provisional payments to PKC totaling $25 million against PKC's outstanding claims. To date, PKC has received $23.75 million of those provisional payments. The parties also agreed to stay the pending litigation and DRB proceedings during the negotiations. The ultimate financial impact of resolving all of the claims on this project is not yet determinable.

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

      On June 5, 2000, the American Arbitration Association found in favor of PBC against the Tribe, awarding PBC approximately $8.9 million in damages, plus costs and attorney/consultants fees in the amount of approximately $1.2 million. On October 30, 2000, PBC filed an action to enforce the award in the Tribal Court of the Saginaw Chippewa Indian Tribe. On January 31, 2002, the Tribal Court refused to confirm the award, claiming that the Tribal Court does not have jurisdiction because the Tribe is immune from suit as a sovereign nation. The contract between PBC and the Tribe provides that PBC may seek enforcement of the award in United States Federal Court if the Tribal Court finds that it does not have jurisdiction. In February 2002, PBC filed an action to enforce the arbitration award in the United States District Court for Michigan ("USDC") and in March 2002 PBC moved for Summary Judgment of its claim in that action. In addition, in February 2002, PBC filed an appeal of the Tribal Court's refusal to enforce the award in the Saginaw Chippewa Appellate Court. The Tribe moved to dismiss the Federal Court action. On October 11, 2002, PBC's appeal to the Tribal Appellate Court was heard by a three judge panel.

      Subsequent to the appeal hearing, negotiations between PBC and the Tribe produced a settlement of the dispute whereby PBC received a final cash payment in December 2002. Settlement of the dispute did not have a material impact on the Company's 2002 results of operations.

San Francisco State University vs. Perini Matter

      This is an action originally brought in 1999 in San Francisco County Superior Court by San Francisco State University ("SFSU") against Perini and several subcontractors in conjunction with the design and construction of a student dormitory. SFSU alleged that the building suffered from water leakage and structural deficiencies. SFSU sought damages in excess of $85 million, including damages for leak repairs and mold abatement, damages for structural repairs, damages for economic losses, punitive damages and attorneys' fees. Perini asserted that the building was properly designed and constructed under the contractually identified building code.

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

      On May 23, 2001, the Company and the Defendant Directors removed the action from the Supreme Court of New York to the United States District Court for the Southern District of New York. On June 26, 2001, the Plaintiffs filed an Amended Complaint whereby the Plaintiffs limited their Class Action to an action for breach of contract against the Company and an action for breach of fiduciary duty against the Defendant Directors. The Company and the Defendant Directors moved to dismiss all of Plaintiffs' claims. On March 12, 2002, all claims against the Company and the Defendant Directors were dismissed by the United States District Court for the Southern District of New York.

      In April 2002, the Plaintiffs appealed the dismissal to the United States Court of Appeals for the Second Circuit. On December 23, 2002, the Plaintiffs' appeal was dismissed by the United States Court of Appeals for the Second Circuit.

      On October 15, 2002, the Plaintiffs filed a new action for breach of fiduciary duty against the Defendant Directors in the United States District Court for the District of Massachusetts. On January 6, 2003, the Defendant Directors moved to dismiss all of the Plaintiffs' Massachusetts claims. The Defendant Directors are awaiting the Plaintiffs' response.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Listed below are the names, offices held, ages and business experience of all executive officers of the Company.

Name, Offices Held and Age                 Year First Elected to Present Office and Business Experience

Ronald N. Tutor, Director, Chairman and    Since March 29, 2000 he serves as a Director, Chairman and Chief
Chief Executive Officer - 62               Executive Officer.  Prior to that, he served as a Director and Chairman since July 1, 1999; a Director and Vice Chairman since January 1, 1998;
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

Robert Band, Director, President and       Since March 29, 2000 he serves as a Director, President and Chief
Chief Operating Officer - 55               Operating Officer. Prior to that, he served as a Director, President and
                                           Chief Executive Officer since May 12, 1999.  He has served as Executive
                                           Vice President and Chief Financial Officer since December 1997.  Prior to that, he served as President of Perini Management Services, Inc.
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

Zohrab B. Marashlian, President, Perini    He was elected to his current position in December 1997, which entails
Civil Construction - 58                    overall responsibility for the Company's civil construction operations.
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

Craig W. Shaw, President, Perini           He was elected to his current position in October 1999, which entails
Building Company - 48                      overall responsibility for the Company's building construction operations. Prior to that he served as President, Perini Building
                                           Company, Western U.S. Division since April 1995 and Senior Vice
                                           President, Construction for Perini Building Company's Western U.S.
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

      The Company's officers are elected on an annual basis at the Board of Directors' Meeting immediately following the Annual Meeting of Stockholders in May, to hold such offices until the Board of Directors' Meeting following the next Annual Meeting of Stockholders and until their respective successors have been duly appointed or until their tenure has been terminated by the Board of Directors, or otherwise.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

      The Company's Common Stock is traded on the American Stock Exchange under the symbol "PCR". The quarterly market high and low sales price ranges for 2002 and 2001 are summarized below:

                                                      2002                            2001
                                           ------------------------       -------------------------
                                             High           Low              High           Low
                                           ----------     ---------       -----------    ----------
Market Price Range per Common Share:
------------------------------------
Quarter Ended
March 31                                      $ 7.28        $   5.75          $ 7.35        $ 2.94
June 30                                         6.40            3.40           10.00          5.90
September 30                                    4.58            3.50            9.40          5.45
December 31                                     4.44            3.00            7.60          6.10

Dividends

      There were no cash dividends declared on the Company's Common Stock during 2002 and 2001. For additional information on dividend payments, see "Dividends" under Management's Discussion and Analysis in Item 7 below.

Holders

      At February 24, 2003, there were 1,106 common stockholders of record based on the stockholders list maintained by the Company's transfer agent.

ITEM 6. SELECTED FINANCIAL DATA

Selected Consolidated Financial Information
(In thousands, except per share data)

      The following selected financial data has been derived from audited financial statements and should be read in conjunction with the consolidated financial statements, the related notes thereto and the independent auditors' report thereon, included elsewhere in this Form 10-K and in previously filed annual reports on Form 10-K of Perini Corporation.

                                                  2002              2001             2000                1999              1998
                                             ----------------  ---------------  ----------------    ----------------  ---------------
OPERATING SUMMARY
-----------------

CONTINUING OPERATIONS:
Revenues:
Building                                         $   772,513      $ 1,199,439       $   826,191         $   696,407      $   679,296
Civil                                                312,528          353,957           279,469             323,077          332,026
                                             ----------------  ---------------  ----------------    ----------------  ---------------
Total                                            $ 1,085,041      $ 1,553,396       $ 1,105,660         $ 1,019,484      $ 1,011,322

Cost of Operations                                 1,026,391        1,495,834         1,053,328             969,015          957,651
                                             ----------------  ---------------  ----------------    ----------------  ---------------

Gross Profit                                     $    58,650      $    57,562       $    52,332         $    50,469      $    53,671
G&A Expense                                           32,770           28,061            24,977              26,635           27,397
                                             ----------------  ---------------  ----------------    ----------------  ---------------
Income From Operations                           $    25,880      $    29,501       $    27,355         $    23,834      $    26,274

Other (Income) Expense, Net                              520              227              (949)                (72)             652
Interest Expense                                       1,485            2,006             3,966               7,128            8,473
                                             ----------------  ---------------  ----------------    ----------------  ---------------
Income From Continuing
  Operations Before Income Taxes                 $    23,875      $    27,268       $    24,338         $    16,778      $    17,149

Provision (Credit) for Income Taxes                      801              850               (43)                421            1,100
                                             ----------------  ---------------  ----------------    ----------------  ---------------
Income From Continuing Operations                $    23,074      $    26,418       $    24,381         $    16,357      $    16,049
                                             ----------------  ---------------  ----------------    ----------------  ---------------

DISCONTINUED OPERATIONS:
Loss From Operations                             $         -      $         -       $         -         $      (694)     $    (4,397)
Loss on Disposal of Real Estate
  Business Segment                                         -                -                 -             (99,311)               -
                                             ----------------  ---------------  ----------------    ----------------  ---------------
Loss From Discontinued Operations                $         -      $         -       $         -         $  (100,005)     $    (4,397)
                                             ----------------  ---------------  ----------------    ----------------  ---------------

Net Income (Loss)                                $    23,074      $    26,418       $    24,381         $   (83,648)     $    11,652
                                             ================  ===============  ================    ================  ===============

                                                  2002              2001             2000                1999              1998
                                             ----------------  ---------------  ----------------    ----------------  ---------------
Per Share of Common Stock:
  Basic Earnings (Loss):
Income From Continuing Operations                   $   0.92      $      1.07       $      0.39 (1)     $      1.80      $      1.91
Loss From Discontinued Operations                          -                -                 -               (0.12)           (0.83)
Estimated Loss on Disposal                                 -                -                 -              (17.72)               -
                                             ----------------  ---------------  ----------------    ----------------  ---------------
Total                                               $   0.92      $      1.07       $      0.39         $    (16.04)     $      1.08
                                             ================  ===============  ================    ================  ===============

  Diluted Earnings (Loss):
Income From Continuing Operations                   $   0.91      $      1.04       $    0.39 (1)       $    1.80        $    1.91
Loss From Discontinued Operations                          -                -                 -               (0.12)           (0.83)
Estimated Loss on Disposal                                 -                -                 -              (17.72)               -
                                             ----------------  ---------------  ----------------    ----------------  ---------------
Total                                               $   0.91      $      1.04       $      0.39         $    (16.04)       $    1.08
                                             ================  ===============  ================    ================  ===============

  Cash Dividend Declared                            $      -      $         -       $         -         $       -        $         -
                                             ----------------  ---------------  ----------------    ----------------  ---------------

  Book Value                                        $   2.72      $      2.40       $      1.57         $    (11.31)     $      4.17
                                             ----------------  ---------------  ----------------    ----------------  ---------------

Weighted Average Common Shares Outstanding:
Basic                                                 22,664           22,623            18,521               5,606            5,318
                                             ----------------  ---------------  ----------------    ----------------  ---------------
Diluted                                               22,939           23,442            18,527               5,606            5,318
                                             ----------------  ---------------------------------    ----------------  ---------------

FINANCIAL POSITION SUMMARY
--------------------------

Working Capital                                    $ 115,908      $    93,369       $    80,477         $    48,430      $    57,665
                                             ----------------  ---------------  ----------------    ----------------  ---------------

Current Ratio (2)                                1.44:1            1.24:1           1.20:1              1.15:1            1.20:1
                                             ----------------  ---------------  ----------------    ----------------  ---------------

Long-term Debt, less current maturities            $  12,123      $     7,540       $    17,218         $    41,091      $    75,857
                                             ----------------  ---------------  ----------------    ----------------  ---------------

Stockholders' Equity (Deficit)                     $  86,649      $    79,408       $    60,622         $   (36,618)     $    50,558
                                             ----------------  ---------------  ----------------    ----------------  ---------------

Ratio of Long-term Debt to Equity                 .14:1            .09:1             .28:1               n.a.             1.50:1
                                             ----------------  ---------------  ----------------    ----------------  ---------------

Redeemable Series B Cumulative
  Convertible Preferred Stock                      $       -      $         -       $         -         $    37,685      $    33,540
                                             ----------------  ---------------  ----------------    ----------------  ---------------

Total Assets (2)                                   $ 402,389      $   501,241       $   487,478         $   385,767      $   452,496
                                             ----------------    ----------------  ---------------  ----------------  ---------------

OTHER DATA
----------

Backlog at Year End                                $ 990,175      $ 1,213,535       $ 1,788,731         $ 1,658,077      $ 1,232,256
                                             ----------------  ---------------  ----------------    ----------------  ---------------

(1)      As discussed in Note (1)(i) of Notes to Consolidated Financial Statements, Basic and Diluted Earnings Per Share for 2000 have been restated.

(2)      As discussed in Note (1)(b) of Notes to Consolidated Financial Statements, the Company now presents its interests in joint ventures in the Consolidated Balance Sheets using the proportionate consolidation method. Accordingly, the Current Ratio and Total Assets included above have been restated for all periods presented to reflect this change.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The Company was incorporated in 1918 as a successor to businesses which had been engaged in providing construction services since 1894. The Company currently provides general contracting, construction management and design-build services to private clients and public agencies throughout the United States and selected overseas locations. The Company's construction business involves two basic segments or operations: building and civil. The general building and civil contracting services provided by the Company consist of planning and scheduling the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract. The Company provides these services by using traditional general contracting arrangements, such as fixed price, guaranteed maximum price and cost plus award fee contracts and, to a lesser extent, construction management or design-build contracting arrangements. The Company, in the normal conduct of its business, enters into partnership arrangements, referred to as "joint ventures," for certain construction projects. Each of the joint venture participants is usually committed to supply a predetermined percentage of capital, as required, and to share in a predetermined percentage of the income or loss of the project.

Critical Accounting Policies

      The Company's significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in Item 15 of this Form 10-K.

      Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's construction business involves making significant estimates and assumptions in the normal course of business relating to its Company and joint venture contracts due to, among other things, the one-of-a-kind nature of most of its projects, long-term duration of its contract cycle and type of contract utilized. Therefore, management believes that "Method of Accounting for Contracts" is the most important and critical accounting policy. The most significant estimates with regard to these financial statements relate to the estimating of total forecasted construction contract revenues, costs and profits in accordance with accounting for long-term contracts (see Note 1(d) of Notes to Consolidated Financial Statements) and estimating potential liabilities in conjunction with certain contingencies, including the outcome of pending or future litigation, arbitration or other dispute resolution proceedings relating to contract claims (see Note 2 of Notes to Consolidated Financial Statements). Actual results could differ in the near term from these estimates and such differences could result in a material adverse effect on the Company's financial condition, results of operations and cash flows.

      Method of Accounting for Contracts - Revenues and profits from the Company's contracts and construction joint venture contracts are recognized by applying percentages of completion for the period to the total estimated profits for the respective contracts. Percentage of completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. When the estimate on a contract indicates a loss, the Company's policy is to record the entire loss during the accounting period in which it is estimated. In the ordinary course of business, at a minimum on a quarterly basis, the Company prepares updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs, including unapproved change orders and claims, during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract. An amount equal to the costs incurred which are attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable. (For a further discussion of unapproved change orders and claims, see "The Contract Process" under Item 1 on pages 6 through 8 of this Form 10-K.) Profit from unapproved change orders and claims is recorded in the period such amounts are resolved.

      Deferred contract revenue represents the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts. Unbilled work represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled work results when (1) the appropriate contract revenue amount has been recognized in accordance with the percentage of completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or (2) costs, recorded at estimated realizable value, related to unapproved change orders or claims are incurred. For unapproved change orders or claims that cannot be resolved in accordance with the normal change order process as defined in the contract, the Company may employ other dispute resolution methods, including mediation, binding and non-binding arbitration, or litigation (see Item 3, Legal Proceedings in this Form 10-K and Note 2, "Contingencies and Commitments", of Notes to Consolidated Financial Statements). The prerequisite for billing unapproved change orders and claims is the final resolution and agreement between the parties. At December 31, 2002, unbilled work related to Company and joint venture contracts is discussed in Note 1(d) of Notes to Consolidated Financial Statements.

      Accounting for Construction Joint Ventures - Prior to 2002, the Company's interests in construction joint ventures were accounted for on the equity method in the Consolidated Balance Sheets and on the proportionate consolidation method in the Consolidated Statements of Income, with the Company's share of revenues and costs in these interests included in Revenues and Cost of Operations, respectively. Beginning in 2002, construction joint venture interests are accounted for using the proportionate consolidation method in the Consolidated Balance Sheets as well as the Consolidated Statements of Income, whereby the Company's proportionate share of each joint venture's assets, liabilities, revenues and cost of operations are included in the appropriate classifications in the consolidated financial statements. The Company believes the change, which results in presenting all joint venture activity using a consistent methodology in both the Consolidated Balance Sheets and Consolidated Statements of Income, is preferable.

      Although this change impacted various classifications within Current Assets and Current Liabilities in the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows, it had no impact on net working capital or other categories of long-term assets or liabilities in the Consolidated Balance Sheets. It also had no impact on the Consolidated Statements of Income or basic or diluted earnings per common share for any period presented. Prior year Consolidated Balance Sheets and Consolidated Statements of Cash Flows have been restated to conform to the 2002 presentation.

      Defined Benefit Retirement Plan - The status of the Company's defined benefit pension plan obligations, related plan assets and cost is presented in Note 10 of Notes to Consolidated Financial Statements entitled "Employee Benefit Plans". Plan obligations and annual pension expense are determined by actuaries using a number of key assumptions which include, among other things, the discount rate, the estimated future return on plan assets and the anticipated rate of future salary increases. The discount rate of 7.25% used for purposes of computing the 2002 annual pension expense was determined at the beginning of the calendar year based on high-quality corporate bond yields as of that date. The Company plans to lower the discount rate used for computing the 2003 annual pension expense to 6.75% due to a decline in high-quality corporate bond yields as of the end of 2002.

      The estimated return on plan assets is primarily based on historical long-term returns of equity and fixed income markets according to the Company's targeted allocation of plan assets (65% equity and 35% fixed income). While the weighted estimated return on asset rate has been 9% in recent years, the Company plans to lower this rate to 7.0% in 2003 based on recent equity market performance compared to long-term historical averages.

      The plans' accumulated benefit obligation exceeded the fair value of plan assets on December 31, 2002 and 2001 in amounts greater than the accrued pension liability previously recorded. Accordingly, the Company increased its accrual by $13.7 million in 2002 and $5.9 million in 2001 with the offset to accumulated other comprehensive income (loss), a reduction of stockholders' equity.

      As a result of the expected changes in assumptions for 2003 noted above and asset losses during 2002, the Company anticipates that pension expense will increase from $1.2 million in 2002 to $3.4 million in 2003. Cash contributions are anticipated to stay at the 2002 level of between $2 million and $3 million.

Related Party Transactions

      As part of a $30 million equity infusion in January 1997, the Company entered into an agreement with Tutor-Saliba Corporation ("TSC"), a construction company based in California, and Ronald N. Tutor, Chief Executive Officer and sole stockholder of TSC, to provide certain management services. TSC participated in joint ventures with the Company before the agreement and continues to participate in joint ventures with the Company after the agreement. The Company's share of revenue from these joint ventures amounted to $48.8 million, $17.9 million and $4.6 million in 2002, 2001 and 2000, respectively. Primarily as a result of TSC participating in a $40 million equity infusion in March 2000, TSC currently owns approximately 12% of the Company's outstanding Common Stock. Mr. Tutor has been Chairman and Chief Executive Officer of the Company since March 2000. (For details of compensation to TSC and Mr. Tutor and other information on related party transactions, see Note 13 of Notes to Consolidated Financial Statements.)

Results of Operations -
2002 Compared to 2001

      Net income for the year ended 2002 was $23.1 million, a 13% decrease from the record $26.4 million net income recorded in 2001. Basic earnings per common share were $0.92 for the year ended 2002 compared to $1.07 for the year ended 2001. Diluted earnings per common share were $0.91 per common share compared to $1.04 for the year ended 2001. Overall, the decrease in 2002 operating results reflects a continued strong but lower profit contribution from the building construction segment and an increased profit contribution from the civil construction segment.

      Revenues from construction operations decreased by $468.4 million (or 30.2%), from $1,553.4 million in 2001 to $1,085.0 million in 2002. This decrease was due primarily to a decrease in building construction revenues of $426.9 million (or 35.6%), from $1,199.4 million in 2001 to $772.5 million in 2002. Civil construction revenues decreased $41.5 million (or 11.7%), from $354.0 million in 2001 to $312.5 million in 2002. The decrease in revenues from building construction operations was due primarily to the decrease in the Company's year-end backlog at December 31, 2001 compared to the record year-end backlog at December 31, 2000, including a decreased volume of work at the Mohegan Sun Project in Connecticut, as well as on two large hotel/casino projects in the southwestern United States, all of which were substantially completed in early 2002. The decrease in revenues from civil construction operations was also due primarily to the decrease in the Company's year-end backlog at December 31, 2001 compared to the record year-end backlog at December 31, 2000.

      Income from construction operations (see Note 12 of Notes to Consolidated Financial Statements for business segment information) decreased by $2.9 million (or 8.2%), from $35.5 million in 2001 to $32.6 million in 2002. Building construction operating income decreased by $5.4 million, from $31.6 million in 2001 to $26.2 million in 2002, due primarily to the decrease in revenues discussed above. This decrease was partly offset by an increase in the average gross margin on building construction contracts from 4.0% in 2001 to 5.9% in 2002, due primarily to favorable close-out experience on several hotel/casino projects in 2002 and an upward profit revision on an overseas project. In addition, building construction operating income was negatively impacted by a $2.7 million (or 16.6%) increase in building construction-related general and administrative expenses primarily in connection with the pursuit of new work opportunities, including the opening of a new office near Orlando, Florida. Despite the decrease in revenues discussed above, civil construction operating income increased by $2.5 million, from $3.9 million in 2001 to $6.4 million in 2002, due primarily to an upward profit revision on a civil infrastructure project in New York City in 2002 as well as recognition of a smaller loss in 2002 compared to 2001 on a Central Artery/Tunnel "Big Dig" joint venture project in Boston, Massachusetts. In addition, civil construction operating income was negatively impacted by a $1.2 million (or 20.7%) increase in civil construction-related general and administrative expenses, due primarily to a reduced ability to allocate expenses to various joint ventures as well as an increase in outside professional fees.

      Interest expense decreased by $0.5 million, from $2.0 million in 2001 to $1.5 million in 2002, due primarily to a reduction in the average amount of debt outstanding under the Company's Credit Agreement as well as lower interest rates in 2002.

      The lower than normal tax rate for the three year period ended December 31, 2002 is primarily due to the utilization of tax loss carryforwards from prior years. Because of certain accounting limitations, the Company was not able to recognize a portion of the tax benefit related to the operating losses experienced in fiscal 1999, 1996 and 1995. As of December 31, 2002, an amount estimated to be approximately $79 million of future pretax earnings could benefit from minimal, if any, federal tax provisions. The net deferred tax assets reflect management's estimate of the amount that will, more likely than not, be realized (see Note 4 of Notes to Consolidated Financial Statements). In addition, the provision for income taxes in 2002 reflects the reversal of the federal alternative minimum tax provided in 2001 which is no longer required based on the provisions of the Job Creation and Worker Assistance Act of 2002, and the credit for income taxes in 2000 reflect the reversal of foreign taxes accrued in prior years that were no longer required.

Results of Operations -
2001 Compared to 2000

      Net income for the year ended 2001 increased 8% to a record $26.4 million, compared to net income of $24.4 million for the year ended 2000. Basic earnings per common share were $1.07 for the year ended 2001, as compared to $0.39 for the year ended 2000. Diluted earnings per common share were $1.04 for the year ended 2001, as compared to $0.39 for the year ended 2000. Overall, the improved 2001 operating results reflect a continued strong and improved profit contribution from the building construction segment and, to a lesser extent, the positive impact of lower interest expense due primarily to continued reduction in the amount of long-term debt outstanding and lower interest rates in 2001.

      Revenues from construction operations increased $447.7 million (or 40.5%), from $1,105.7 million in 2000 to a record $1,553.4 million in 2001. This increase was due primarily to an increase in building construction revenues of $373.2 million (or 45.2%), from $826.2 million in 2000 to $1,199.4 million in 2001. In addition, civil construction revenues increased $74.5 million (or 26.7%), from $279.5 million in 2000 to $354.0 million in 2001. The increase in revenues from building construction operations was due primarily to the Company's record year-end backlog at December 31, 2000, including an increase in the volume of work completed at the Mohegan Sun Project in Connecticut, as well as the construction of three large hotel/casino projects in the southwestern United States. The increase in revenues from civil construction operations also reflected the Company's record year-end backlog at December 31, 2000, including the start-up of several infrastructure projects in the metropolitan New York area.

      Income from construction operations increased by $2.8 million (or 8.6%), from $32.7 million in 2000 to $35.5 million in 2001 due to an increase in income from building construction operations that more than offset a decrease in income from civil construction operations. Building construction operating income increased by $4.5 million (or 16.6%), from $27.1 million in 2000 to $31.6 million in 2001, due primarily to the increase in revenues discussed above which was largely offset by a decrease in the gross margin from 4.8% in 2000 to 4.0% in 2001 because 2000 included the favorable close-out of certain projects. In addition, building construction operating income was negatively impacted by a $3.6 million (or 28.3%) increase in building construction-related general and administrative expenses primarily in connection with the pursuit of new work opportunities. Despite the increase in civil construction revenues discussed above, civil construction operating income decreased by $1.7 million (or 30.4%), from $5.6 million in 2000 to $3.9 million in 2001, due primarily to a downward profit revision on a Central Artery/Tunnel "Big Dig" project in Boston, Massachusetts.

      Other (income) expense decreased by $1.1 million, from a net income of $0.9 million in 2000 to a net expense of $0.2 million in 2001, due primarily to a decrease in interest income as a result of a decrease in the level of short-term cash investments, as well as lower interest rates in 2001.

      Interest expense decreased by $2.0 million, from $4.0 million in 2000 to $2.0 million in 2001, due primarily to the continued reduction in the amount of long-term debt outstanding under the Company's credit facility as described in Note 3 of Notes to Consolidated Financial Statements, as well as lower interest rates in 2001.

Financial Condition

Cash and Working Capital

      Cash and cash equivalents as reported in the accompanying Consolidated Statements of Cash Flows consist of amounts held by the Company as well as the Company's proportionate share of amounts held by construction joint ventures. Cash held by the Company is available for general corporate purposes while cash held by construction joint ventures is available only for joint venture-related uses. Cash held by construction joint ventures is distributed from time to time to the Company and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by the Company from its construction joint ventures are then available for general corporate purposes. At December 31, 2002, 2001 and 2000, cash held by the Company and available for general corporate purposes was $11.2 million, $7.2 million and $34.0 million, respectively, and the Company's proportionate share of cash held by joint ventures and available only for joint venture-related uses was $35.8 million, $49.3 million and $61.8 million, respectively.

      During 2002, the Company used $9.5 million of cash on hand to fund operating activities ($3.6 million), investing activities ($0.6 million), and to reduce debt by a net amount of $5.3 million. The $3.6 million in cash used by operating activities was due primarily to the need to fund working capital requirements on certain joint venture construction contracts where unapproved change orders and/or contract claims remain to be resolved. (See Note 1(d) of Notes to Consolidated Financial Statements.)

      During 2001, the Company used $39.2 million of cash on hand to fund operating activities ($24.2 million); investing activities ($5.5 million), primarily for the acquisition of property and equipment; and financing activities ($9.5 million), primarily to reduce debt by a net amount of $9.8 million. Cash generated from operating activities decreased from a positive $0.8 million in 2000 to a negative $24.2 million in 2001 due primarily to the need to fund working capital requirements on certain Company construction contracts where unapproved change orders and/or contract claims remain to be resolved. (See Note 1(d) of Notes to Consolidated Financial Statements.)

      During 2000, the Company generated $0.8 million in cash from operating activities and $0.1 million in cash from investing activities. The funds generated plus $7.4 million in cash on hand were used for financing activities ($8.3 million) primarily to reduce debt. Financing activities in 2000 include net proceeds of $37.3 million received from the issuance of Common Stock in connection with the recapitalization of the Company as discussed in Note 7 of Notes to Consolidated Financial Statements, as well as net proceeds of $7.1 million received from a refinancing of the Company's corporate headquarters building. These funds were primarily used to pay down debt.

      During 2000, the Company's liquidity was significantly enhanced by the sale of 9,411,765 shares of Common Stock for an aggregate of $40 million (before fees and expenses) (see Note 7 of Notes to Consolidated Financial Statements) and by the refinancing of the Company's corporate headquarters building for $7.5 million (before fees and expenses) (see Note 3 of Notes to Consolidated Financial Statements). These financing transactions enabled the Company to reduce its dependence on bank debt to fund the working capital needs of its core construction operations, resulting in a significant reduction in interest expense. Also, in January 2002, the Company entered into an agreement with a new bank group to refinance its existing credit facility with a new $45 million revolving credit facility. In February 2003, the credit facility was amended to increase the revolving credit facility from $45 million to $50 million (see Note 3 of Notes to Consolidated Financial Statements), which will provide the Company with greater flexibility in providing the working capital needed to support the anticipated growth of the Company's construction activities. The financial covenants to which the Company is subject include, among other things, maintaining specified working capital, tangible net worth and operating profit levels, interest coverage minimums, and limitations on indebtedness, all as defined in the loan documents. Also, during the past three years, the Company has made substantial progress on its strategy for resolving several major construction claims and liquidating its real estate assets.

      The Company had $115.9 million of working capital at the end of 2002 compared to $93.4 million at the end of 2001 and $80.5 million at the end of 2000. The working capital current ratio was 1.44:1 at the end of 2002 compared to 1.24:1 at the end of 2001 and 1.20:1 at the end of 2000.

Long-term Debt

      Long-term debt was $12.1 million at the end of 2002, up from $7.5 million in 2001, and down compared to $17.2 million in 2000 and $41.1 million in 1999.

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

      The Company's book value per common share was $2.72 at December 31, 2002, compared to $2.40 at December 31, 2001, and $1.57 at December 31, 2000. The major factors impacting stockholders' equity during the three year period under review were the recapitalization completed in 2000, the net income recorded in all three years and, to a lesser extent, preferred dividends paid in-kind or accrued, and common stock options exercised. Also, the Company was required to recognize an additional minimum pension liability of approximately $13.7 million in 2002 and $5.9 million in 2001 in accordance with SFAS No. 87, "Employers' Accounting for Pensions" which resulted in an aggregate $19.6 million Accumulated Other Comprehensive Loss deduction in stockholders' equity. (See Note 10 of Notes to Consolidated Financial Statements.) Adjustments to the amount of this additional minimum pension liability will be recorded in future years based upon periodic re-evaluation of the funded status of the Company's pension plans.

Dividends

(a) Common Stock
     There were no cash dividends declared or paid on the Company’s outstanding Common Stock during the three years ended December 31, 2002.

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

    The aggregate amount of dividends in arrears is approximately $15,405,000 at December 31, 2002, which represents approximately $154.05 per share of $21.25 Preferred Stock or approximately $15.41 per Depositary Share and is included in “Other Long-term Liabilities” in the Consolidated Balance Sheets. Under the terms of the $21.25 Preferred Stock, the holders of Depositary Shares are entitled to elect two additional Directors when dividends have been deferred for more than six quarters, and they have done so at each of the last five Annual Meetings.

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

  The Company is currently in the process of pursuing a strategy to profitably expand its construction business internally or through acquisition, either of which will likely require additional capital. In January 2003, the Company completed the acquisition of James A. Cummings, Inc. for $20.0 million (see Note 14 of Notes to Consolidated Financial Statements).

     The Board of Directors does not believe that it is, or will be, proper or prudent to pay or commit to pay dividends on the $21.25 Preferred Stock for the foreseeable future, and it is not obligated to do so under the terms of the $21.25 Preferred Stock.

(c) Series B Preferred Stock
     For an analysis of in-kind dividends paid on the Series B Preferred Stock for the period from December 31, 1999 to March 29, 2000, the date on which the holders of Series B Preferred Stock exchanged their shares of Series B Preferred Stock into shares of the Company’s Common Stock, see Note 8(b) of Notes to Consolidated Financial Statements.

Outlook

  Construction Operations – The construction backlog at the end of 2002 was $990 million (or $1.160 billion when adjusted for the addition of backlog from the January 2003 acquisition of James A. Cummings, Inc.) compared to $1.214 billion at the end of 2001. This decrease is the result of the impact that the events of September 2001 and a continuation of the economic slowdown have had on private and public works contract awards during this period. The Company is expecting an improving new work award period once the economic and geopolitical picture begins to improve. The demand for the Company’s preconstruction services remains at a high level, and plans for public works construction at the local, state and federal levels remain strong in its market areas. With three years of record earnings behind it, the Company plans to continue to focus on optimizing value for its shareholders by actively pursuing higher margin projects in markets where it has considerable expertise and developing project opportunities through its strong client relationships, as well as managing its operations to achieve on time delivery, tight cost controls, safe working conditions and high quality standards. The Company is also continuing to pursue a strategy to profitably expand its construction business internally or through acquisition.

  Recapitalization and Liquidity – With the successful completion on March 29, 2000 of the “Recapitalization” described in Note 7 of Notes to Consolidated Financial Statements and with three years of record earnings, the Company’s financial condition, including in particular its stockholders’ equity, working capital and liquidity, have improved significantly. In addition, the terms of the Credit Agreement were amended in February 2003 to increase the revolving credit facility from $45 million to $50 million and to extend the term of the Credit Agreement from January 2004 to June 2005. The Company will continue to actively pursue the favorable conclusion of various unapproved change orders and construction claims, to focus new construction work acquisition efforts on various niche markets and geographic areas where the Company has a proven history of success, and to continue to seek ways to control overhead expenses.

Management believes that cash generated from operations, existing credit lines and timely resolution and payment of various unapproved change orders and construction claims referred to above should be adequate to meet the Company’s funding requirements for at least the next twelve months.

New Accounting Pronouncements

      In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The FASB also issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123".

      SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and is effective for exit or disposal activities that are initiated after December 31, 2002. The Company expects that the adoption of the provisions of SFAS No. 146 will not have a material impact on its consolidated financial position or results of operations.

      SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and amends the disclosure requirements prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted under SFAS No. 148, the Company adopted the disclosure requirements in 2002 and plans to evaluate the effect of the remaining provisions of SFAS No. 148 in 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company's exposure to market risk for changes in interest rates relates primarily to the Company's revolving credit debt (see Note 3 of Notes to Consolidated Financial Statements) and short-term investment portfolio. As of December 31, 2002, the Company had $5.0 million borrowed under its revolving credit agreement and $30.0 million of short-term investments classified as cash equivalents.

      The Company borrows under its bank revolving credit facility for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under the bank credit facility bear interest at the applicable LIBOR or base rate, as defined, and therefore, the Company is subject to fluctuations in interest rates. If the average effective 2002 borrowing rate of 4.5% changed by 10% (or 0.45%) during the next twelve months, the impact, based on the Company's ending 2002 revolving debt balance, would be an increase or decrease in net income and cash flow of approximately $23,000.

      The Company's short-term investment portfolio consists primarily of highly liquid instruments with maturities of three months or less.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Independent Auditors' Report, Consolidated Financial Statements, and Supplementary Schedules are set forth in Item 15 in this Report and are hereby incorporated herein.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      See Form 8-K dated April 16, 2002 for disclosure of matters related to our change in auditors.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information relating to the directors of the Company is set forth in the section entitled "Election of Directors" in the definitive proxy statement in connection with the Annual Meeting of Stockholders to be held on May 15, 2003 (the "Proxy Statement"), which section is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002 pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended. Information relating to the executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In response to Items 11-13, reference is made to the information to be set forth in the sections entitled "Election of Directors", "Ownership of Common Stock by Directors, Officers and Preferred Stock Nominees", "Certain Other Beneficial Holders", "Securities Authorized for Issuance Under Equity Compensation Plans" and "Certain Transactions" in the Proxy Statement, which are incorporated herein by reference.

PART IV.

ITEM 14. CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures

      The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures (as such term is defined in paragraph (c) of the Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days of the filing date of this annual report on Form 10-K. In conjunction with their initial evaluation, they formed a Disclosure Controls and Procedures Committee to formalize the Company's disclosure controls and procedures. Based on their latest evaluation, they have concluded that the Company's disclosure controls and procedures are operating effectively.

(b)      Changes in internal controls

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their latest evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                         PERINI CORPORATION AND SUBSIDIARIES

(a)1.     The following financial statements and supplementary financial information are filed as part of this report:
                                                                                                             Pages
          Financial Statements of the Registrant

          Consolidated Balance Sheets as of December 31, 2002 and 2001                                       35 - 36

          Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000             37

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001        38
          and 2000

          Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000         39 - 40

          Notes to Consolidated Financial Statements                                                         41 - 65

          Independent Auditors' Report                                                                       66

(a)2.     The following financial statement schedules are filed as part of this report:
                                                                                                             Pages

          Independent Auditors' Report on Schedule                                                           67

          Schedule II - Valuation and Qualifying Accounts and Reserves                                       68

          All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or in the Notes
          thereto.

(a)3.     Exhibits

          The exhibits which are filed with this report or which are incorporated herein by reference are set forth in
          the Exhibit Index which appears on  pages 69 through 71.  The Company will furnish a copy of any exhibit not included herewith to any holder of the Company's Common and Preferred Stock upon request.

(b)       Reports on Form 8-K

          A report on Form 8-K was filed on December 20, 2002 that reported on the Company's signing of a Stock
          Purchase and Sale Agreement to acquire James A. Cummings, Inc., a privately held construction company based in Fort Lauderdale, Florida, for $20 million in cash in "Item 5. Other Events" in said Form 8-K.

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                Perini Corporation
                                                                (Registrant)

Dated:  March 31, 2003                                          By:  /s/Robert Band
                                                                Robert Band
                                                                President and Chief Operating Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                  Signature                                         Title                                  Date

(i)  Principal Executive Officer
    Ronald N. Tutor                                Chairman and Chief Executive Officer             March 31, 2003

By:  /s/Ronald N. Tutor
Ronald N. Tutor

(ii) Principal Financial Officer
    Robert Band                                    President and Chief Operating Officer            March 31, 2003

By:  /s/Robert Band
Robert Band

(iii) Principal Accounting Officer
    Michael E. Ciskey                              Vice President and Controller                    March 31, 2003

By:  /s/Michael E. Ciskey
Michael E. Ciskey

(iv)  Directors

    Ronald N. Tutor                                )
    Peter Arkley                                   )
    Robert Band                                    ) /s/Robert Band
    Wayne L. Berman                                ) Robert Band
    Frederick Doppelt                              ) Attorney in Fact
    Robert A. Kennedy                              ) Dated:  March 31, 2003
    Michael R. Klein                               )
    Raymond R. Oneglia                             )

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Ronald N. Tutor, certify that:

1. I have reviewed this annual report on Form 10-K of Perini Corporation (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                                                   /s/Ronald N. Tutor
                                                                                     Ronald N. Tutor, Chairman and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Robert Band, certify that:

1. I have reviewed this annual report on Form 10-K of Perini Corporation (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                                                   /s/Robert Band
                                                                                     Robert Band, President, Chief Operating Officer and Principal                                                                                      Financial Officer

Consolidated Balance Sheets
December 31, 2002 and 2001

(In thousands, except share data)

Assets
                                                                                         2002            2001
                                                                                      ------------    ------------
CURRENT ASSETS:
  Cash, including cash equivalents of $30,042 and $36,686 (Note 1)                       $ 47,031        $ 56,542
  Accounts and notes receivable, including retainage of $66,284 and $97,610               218,172         318,174
  Unbilled work (Note 1)                                                                  112,563          97,425
  Land held for sale, net (Note 5)                                                          2,173          11,740
  Other current assets                                                                      1,992           1,949
                                                                                      ------------    ------------
     Total current assets                                                                $381,931        $485,830
                                                                                      ------------    ------------

PROPERTY AND EQUIPMENT, at cost (Note 1):
  Land                                                                                   $    489        $    489
  Buildings and improvements                                                               13,496          12,850
  Construction equipment                                                                   12,338          10,240
  Other equipment                                                                           7,577           7,594
                                                                                      ------------    ------------
                                                                                         $ 33,900        $ 31,173

  Less - Accumulated depreciation                                                          19,858          18,768
                                                                                      ------------    ------------

     Total property and equipment, net                                                   $ 14,042        $ 12,405
                                                                                      ------------    ------------

OTHER ASSETS (Notes 5 and 6)                                                             $  6,416        $  3,006
                                                                                      ------------    ------------

                                                                                         $402,389        $501,241
                                                                                      ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

Liabilities and Stockholders' Equity
                                                                                               2002                2001
                                                                                           --------------      --------------
CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 3)                                                $     416           $  10,249
  Accounts payable, including retainage of $37,357 and $72,275                                   162,456             265,008
  Deferred contract revenue (Note 1)                                                              65,868              72,129
  Accrued expenses                                                                                37,283              45,075
                                                                                           --------------      --------------
     Total current liabilities                                                                 $ 266,023           $ 392,461
                                                                                           --------------      --------------

LONG-TERM DEBT, less current maturities included above (Note 3)                                $  12,123           $   7,540
                                                                                           --------------      --------------

OTHER LONG-TERM LIABILITIES (Notes 6, 8 and 10)                                                $  37,594           $  21,832
                                                                                           --------------      --------------

CONTINGENCIES AND COMMITMENTS (Note 2)

STOCKHOLDERS' EQUITY (Notes 1, 7, 8, 9 and 10):
  Preferred stock, $1 par value -
     Authorized - 1,000,000 shares
     Designated, issued and outstanding - 99,990 shares of $21.25 convertible
       exchangeable preferred stock ($24,998 aggregate liquidation preference)                 $     100           $     100
     Series A junior participating preferred stock, $1 par value -
       Designated - 200,000 shares
       Issued - none                                                                                   -                   -
  Stock purchase warrants                                                                          2,233               2,233
  Common stock, $1 par value -
     Authorized - 40,000,000 shares
     Issued - 22,724,664 shares                                                                   22,725              22,725
  Paid-in surplus                                                                                 95,546              97,671
  Retained earnings (deficit)                                                                    (13,417)            (36,491)
  Less - common stock in treasury, at cost - 60,529 shares                                          (965)               (965)
                                                                                           --------------      --------------
                                                                                               $ 106,222           $  85,273
  Accumulated other comprehensive loss                                                           (19,573)             (5,865)
                                                                                           --------------      --------------
     Total stockholders' equity                                                                $  86,649           $  79,408
                                                                                           --------------      --------------

                                                                                               $ 402,389           $ 501,241
                                                                                           ==============      ==============

Consolidated Statements of Income
For the Years Ended December 31, 2002, 2001 and 2000

(In thousands, except per share data)

                                                                       2002             2001            2000
                                                                 ---------------  ---------------  -------------

Revenues (Note 12)                                                  $ 1,085,041      $ 1,553,396    $ 1,105,660

Cost of Operations                                                    1,026,391        1,495,834      1,053,328
                                                                 ---------------  ---------------   -------------

Gross Profit                                                        $    58,650      $    57,562    $    52,332

General and Administrative Expenses                                      32,770           28,061         24,977
                                                                 ---------------  ---------------  -------------

INCOME FROM OPERATIONS (Note 12)                                    $    25,880      $    29,501    $    27,355

Other (Income) Expense, Net (Note 6)                                        520              227           (949)
Interest Expense (Note 3)                                                 1,485            2,006          3,966
                                                                 ---------------  ---------------  -------------

Income before Income Taxes                                          $    23,875      $    27,268    $    24,338

Provision (Credit) for Income Taxes (Notes 1 and 4)                         801              850            (43)
                                                                 ---------------  ---------------  -------------

NET INCOME                                                          $    23,074      $    26,418    $    24,381
                                                                 ===============  ===============  =============

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS (Note 1)               $    20,949      $    24,293    $     7,299
                                                                 ===============  ===============  =============

BASIC EARNINGS PER COMMON SHARE (Note 1)                            $      0.92      $      1.07    $      0.39
                                                                 ===============  ===============  =============

DILUTED EARNINGS PER COMMON SHARE (Note 1)                          $      0.91      $      1.04    $      0.39
                                                                 ===============  ===============  =============

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2002, 2001 and 2000

(In thousands, except per share data)

                                                                                                            Accumulated
                                                      Stock                            Retained                   Other
                                       Preferred    Purchase      Common     Paid-In   Earnings    Treasury    Comprehensive
                                         Stock      Warrants      Stock      Surplus   (Deficit)    Stock          Loss          Total
-----------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1999                 $ 100      $ 2,233     $ 5,743    $43,561   $(87,290)     $ (965)        $      -   $(36,618)
-----------------------------------------------------------------------------------------------------------------------------------------
Net Income                                      -            -           -          -     24,381           -                -     24,381

Preferred Stock dividends accrued
($21.25 per share*)                             -            -           -     (2,125)         -           -                -     (2,125)

Series B Preferred Stock dividends
in kind issued (Note 8)                         -            -           -     (1,161)         -           -                -     (1,161)

Accretion related to Series B
Preferred Stock (Note 8)                        -            -           -        (96)         -           -                -        (96)

Net proceeds received from
issuance of Common Stock (Note 7)               -            -       9,412     27,887          -           -                -     37,299

Exchange of Series B Preferred
Stock for Common Stock (Note 7)                 -            -       7,490     31,452          -           -                -     38,942

-----------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2000                 $ 100      $ 2,233    $ 22,645    $99,518   $(62,909)     $ (965)        $      -   $ 60,622
-----------------------------------------------------------------------------------------------------------------------------------------
Net Income                                      -            -           -          -     26,418           -                -     26,418

Other comprehensive income (loss):
  Minimum pension liability (Note 10)           -            -           -          -          -           -           (5,865)    (5,865)
                                                                                                                              -----------
Total comprehensive income                                                                                                        20,553
                                                                                                                              -----------

Preferred Stock dividends accrued
($21.25 per share*)                             -            -           -     (2,125)         -           -                -     (2,125)

Common Stock options exercised                  -            -          80        278          -           -                -        358
-----------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2001                 $ 100      $ 2,233    $ 22,725    $97,671   $(36,491)     $ (965)        $ (5,865)  $ 79,408
-----------------------------------------------------------------------------------------------------------------------------------------
Net Income                                      -            -           -          -     23,074           -                -     23,074

Other comprehensive income (loss):
  Minimum pension liability (Note 10)           -            -           -          -          -           -          (13,708)   (13,708)
                                                                                                                              -----------
Total comprehensive income                                                                                                         9,366
                                                                                                                              -----------

Preferred Stock dividends accrued
($21.25 per share*)                             -            -           -     (2,125)         -           -                -     (2,125)

-----------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2002                 $ 100      $ 2,233    $ 22,725    $95,546   $(13,417)     $ (965)       $ (19,573)  $ 86,649
-----------------------------------------------------------------------------------------------------------------------------------------

*Equivalent to $2.125 per Depositary Share (see Note 8).

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2002, 2001 and 2000

(In thousands)

                                                                                         2002          2001           2000
                                                                                     ------------  ------------   -----------
Cash Flows from Operating Activities:

  Net income                                                                           $  23,074      $ 26,418       $24,381

  Adjustments to reconcile net income to net cash from operating activities -

  Depreciation                                                                             2,457         1,915         1,617

  Amortization of deferred debt expense and other deferred expenses                          745           687           574

  Cash provided from (used by) changes in components of working capital other than cash and current maturities of long-term debt:

     (Increase) decrease in:
        Accounts and notes receivable                                                    102,322       (49,253)      (87,467)
        Unbilled work                                                                    (15,138)       (1,008)      (25,850)
        Other current assets                                                                 (43)          309         2,215
     Increase (decrease) in:
        Accounts payable                                                                (102,552)       13,606       106,655
        Deferred contract revenue                                                         (6,261)        4,159       (18,658)
        Accrued expenses                                                                  (7,792)      (18,656)        3,319

  Other long-term liabilities                                                               (405)       (2,321)       (5,652)

  Other items, net                                                                           (39)         (101)         (332)
                                                                                     ------------  ------------   -----------

  NET CASH (USED BY) PROVIDED FROM OPERATING ACTIVITIES                                $  (3,632)     $(24,245)        $ 802
                                                                                     ------------  ------------   -----------

Cash Flows from Investing Activities:

  Proceeds from sale of property and equipment                                         $     455      $    199         $ 435

  Acquisition of property and equipment                                                   (4,510)       (4,528)       (1,793)

  Proceeds from (investment in) land held for sale, net                                    4,072        (1,126)        2,081

  Investment in other activities                                                            (646)          (57)         (609)
                                                                                     ------------  ------------   -----------

  NET CASH (USED BY) PROVIDED FROM INVESTING ACTIVITIES                                $    (629)     $ (5,512)        $ 114
                                                                                     ------------  ------------   -----------

Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 2002, 2001 and 2000

(In thousands)

                                                                             2002            2001            2000
                                                                         -------------   --------------  -------------
Cash Flows from Financing Activities:

  Proceeds from issuance of common stock, net                                $      -        $       -       $ 37,299

  Proceeds from long-term debt                                                  5,000              572          7,757

  Reduction of long-term debt                                                 (10,250)         (10,399)       (53,390)

  Proceeds from exercise of common stock options                                    -              358              -
                                                                         -------------   --------------  -------------

  NET CASH USED BY FINANCING ACTIVITIES                                      $ (5,250)       $  (9,469)      $ (8,334)
                                                                         -------------   --------------  -------------

Net Decrease in Cash                                                         $ (9,511)       $ (39,226)      $ (7,418)

Cash and Cash Equivalents at Beginning of Year                                 56,542           95,768        103,186
                                                                         -------------   --------------  -------------

Cash and Cash Equivalents at End of Year (Note (1)(j))                       $ 47,031        $  56,542       $ 95,768
                                                                         =============   ==============  =============

Supplemental Disclosures of Cash Paid During the Year For:

  Interest                                                                   $  2,441        $   2,063       $  4,242
                                                                         =============   ==============  =============

  Income tax payments                                                        $  1,885        $   1,130       $  1,320
                                                                         =============   ==============  =============

Supplemental Disclosure of Noncash Transactions:

  Dividends paid in shares of Series B Preferred Stock (Note 8)              $      -        $      -        $  1,161
                                                                         =============   ==============  =============

  Exchange of Series B Preferred Stock into Common Stock
  at $5.50 per share (Note 7)                                                $      -        $      -        $ 38,942
                                                                         =============   ==============  =============

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2002, 2001 and 2000

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

Prior to 2002, the Company’s interests in construction joint ventures were accounted for on the equity method in the Consolidated Balance Sheets and on the proportionate consolidation method in the Consolidated Statements of Income. Beginning in 2002, construction joint venture interests are accounted for using the proportionate consolidation method in the Consolidated Balance Sheets as well as the Consolidated Statements of Income, whereby the Company’s proportionate share of each joint venture’s assets, liabilities, revenues and cost of operations are included in the appropriate classifications in the consolidated financial statements. The Company believes the change, which results in presenting all joint venture activity using a consistent methodology in both the Consolidated Balance Sheets and Consolidated Statements of Income, is preferable.

Although this change impacted various classifications within Current Assets and Current Liabilities in the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows, it had no impact on net working capital or other categories of long-term assets or liabilities in the Consolidated Balance Sheets. It also had no impact on the Consolidated Statements of Income or basic or diluted earnings per common share for any period presented. Prior year Consolidated Balance Sheets and Consolidated Statements of Cash Flows have been restated to conform to the 2002 presentation.

[c] Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s construction business involves making significant estimates and assumptions in the normal course of business relating to its Company and joint venture construction contracts due to, among other things, the one-of-a-kind nature of most of its projects, long-term duration of its contract cycle and type of contract utilized. The most significant estimates with regard to these financial statements relate to the estimating of total forecasted construction contract revenues, costs and profits in accordance with accounting for long-term contracts (see Note 1(d) below) and estimating potential liabilities in conjunction with certain contingencies, including the outcome of pending or future litigation, arbitration or other dispute resolution proceedings (see Note 2 below). Actual results could differ in the near term from these estimates and such differences could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2002, 2001 and 2000 (continued)

[1] Summary of Significant Accounting Policies (continued)

[d] Method of Accounting for Contracts
Revenues and profits from the Company’s contracts and construction joint venture contracts are generally recognized by applying percentages of completion for the period to the total estimated profits for the respective contracts. The percentages of completion are determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. However, on construction management contracts, profit is generally recognized in accordance with the contract terms, usually on the as billed method, which is generally consistent with the level of effort incurred over the contract period. When the estimate on a contract indicates a loss, the Company’s policy is to record the entire loss during the accounting period in which it is estimated. In the ordinary course of business, at a minimum on a quarterly basis, the Company prepares updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of total cost or revenue, including unapproved change orders and claims, during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. An amount equal to the costs incurred which are attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable. Profit from unapproved change orders and claims is recorded in the period such amounts are resolved.

In accordance with normal practice in the construction industry, the Company includes in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Deferred contract revenue represents the excess of billings to date over the amount of contract costs and profits recognized to date on the percentage of completion accounting method on certain contracts. Unbilled work represents the excess of contract costs and profits recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled work at December 31, 2002 and 2001, consisted of the following (in thousands):

                                                   2002            2001
                                               -------------    ------------
Unbilled costs and profits incurred to date      $ 19,498 *      $ 23,784 *
Unapproved change orders                           30,289          25,638
Claims                                             62,776          48,003
                                               -------------    ------------
                                                 $112,563        $ 97,425
                                               =============    ============

*Represents the excess of contract costs and profits recognized to date on the percentage of completion accounting method over billings to date on certain contracts.

The prerequisite for billing “Unbilled costs and profits incurred to date” is provided in the defined billing terms of each of the applicable contracts. The prerequisite for billing "Unapproved change orders" or "Claims" is the final resolution and agreement between the parties. The amount of unbilled work at December 31, 2002 estimated by management to be collected beyond one year is approximately $22.1 million.

[e] Property and Equipment
Land, buildings and improvements, construction and computer-related equipment and other equipment are recorded at cost. Depreciation is provided primarily using accelerated methods for construction and computer-related equipment over lives from three to seven years and the straight-line method for the remaining depreciable property over lives from three to thirty years.

[f] Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is evaluated by comparing the carrying value of the asset to the undiscounted cash flows associated with the affected assets. When this comparison indicates that the carrying value of the asset is greater than the undiscounted cash flows, a loss is recognized for the difference between the carrying value and estimated fair value. Fair value is determined based on market quotes, if available, or is based on valuation techniques.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2002, 2001 and 2000 (continued)

[1] Summary of Significant Accounting Policies (continued)

[g] Goodwill
Effective January 1, 2002, the accounting for goodwill changed to comply with SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill in the amount of approximately $1 million is included in “Other Assets” in the accompanying Consolidated Balance Sheets and represents the excess of the costs of subsidiaries acquired over the fair value of their net assets as of the dates of acquisition (see Note 6). While these amounts were being amortized on a straight-line basis over 40 years through 2001 at an annual rate of $63,000, amortization was discontinued in 2002 in accordance with SFAS No. 142. Goodwill is now subject to an assessment for impairment by applying a fair value test, at a minimum, on an annual basis. Based on the initial and annual impairment tests completed during 2002, the Company concluded that goodwill was not impaired. Therefore, the implementation of SFAS No. 142 did not have a material impact on the Company’s financial statements.

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

[i] Earnings Per Common Share
Earnings per common share amounts were calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per common share (“EPS”) was computed by dividing net income less dividends, other requirements related to Preferred Stock and the loss on the induced conversion of Series B Preferred in 2000 by the weighted average number of common shares outstanding. Diluted earnings per common share was computed by giving effect to all dilutive potential common shares outstanding. For all of the applicable periods presented, the assumed conversion of the Company’s Depositary Convertible Exchangeable Preferred Shares, Series B Preferred Shares and Stock Purchase Warrants into common stock was not included in the computation of diluted earnings per common share since the effect would be antidilutive.

Basic and diluted earnings per common share for each of the three years in the period ending December 31, 2002 are calculated as follows (in thousands except per share amounts):

                                                                                                         2000,
                                                                     2002               2001         As Restated
                                                                ----------------   ---------------- ---------------

Net Income                                                             $ 23,074           $ 26,418       $  24,381
                                                                ----------------   ---------------- ---------------
Less:
Accrued dividends on $21.25 Preferred Stock (Note 8)                   $ (2,125)          $ (2,125)      $  (2,125)
Dividends declared on Series B Preferred Stock (Note 8)                       -                  -          (1,161)
Accretion deduction required to reinstate mandatory
 redemption value of Series B Preferred Stock over a
 period of 8-10 years (Note 8)                                                -                  -             (96)
Loss on the induced conversion of Series B Preferred (Note 7)                 -                  -         (13,700)
                                                                ----------------   ---------------- ---------------
                                                                       $ (2,125)          $ (2,125)      $ (17,082)
                                                                ----------------   ---------------- ---------------

Net income available for common stockholders                           $ 20,949           $ 24,293       $   7,299
                                                                ================   ================ ===============

Weighted average shares outstanding for basic EPS                        22,664             22,623          18,521
Effect of dilutive stock options outstanding                                275                819               6
                                                                ----------------   ---------------- ---------------
Weighted average shares outstanding for diluted EPS                      22,939             23,442          18,527
                                                                ----------------   ---------------- ---------------

Basic earnings per Common Share                                        $   0.92           $   1.07       $    0.39
                                                                ================   ================ ===============
Diluted earnings per Common Share                                      $   0.91           $   1.04       $    0.39
                                                                ================   ================ ===============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2002, 2001 and 2000 (continued)

[1] Summary of Significant Accounting Policies (continued)

[i] Earnings Per Common Share (continued)
Subsequent to the issuance of the 2001 financial statements, management has determined that EITF D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, required that the fair value of the common shares issued in excess of the common shares issuable under the original conversion terms as a result of the recapitalization discussed in Note 7, should have been subtracted from net income to determine net earnings available for common stockholders for the purpose of computing earnings per share. This charge had previously been excluded from the calculation. Accordingly, actual basic and diluted earnings per share for 2000 have been restated from $1.13 per share to $0.39 per share.

[j] Cash and Cash Equivalents
Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

Cash and cash equivalents as reported in the accompanying Consolidated Balance Sheets consist of amounts held by the Company that are available for general corporate purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses. Cash held by construction joint ventures is distributed from time to time to the Company and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by the Company from its construction joint ventures are then available for general corporate purposes. At December 31, 2002 and 2001, cash and cash equivalents consisted of the following (in thousands):

                                                          2002         2001
                                                       -----------  -----------

Corporate cash and cash equivalents (available
  for general corporate purposes)                        $ 11,220     $  7,164

Company's share of joint venture cash and
  cash equivalents (available only for joint venture
  purposes, including future distributions)                35,811       49,378
                                                       -----------  -----------
                                                         $ 47,031     $ 56,542
                                                       ===========  ===========

[k] Stock-Based Compensation
The Company accounts for stock options granted to employees and directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income since all stock options granted by the Company had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee and director compensation (in thousands). The effect of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2002, 2001 and 2000 (continued)

[1] Summary of Significant Accounting Policies (continued)

[k] Stock-Based Compensation (continued)

                                                Year Ended December 31,
                                        -----------------------------------------
                                           2002           2001          2000
                                        ------------  ------------- -------------

Net income, as reported                    $ 23,074       $ 26,418      $ 24,381
Less:  Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards                                 (2,831)        (2,846)       (3,194)
                                        ------------  ------------- -------------
Net income, pro forma                      $ 20,243       $ 23,572      $ 21,187
                                        ============  ============= =============

Basic earnings per share:
  As reported (See Note (1)(i))            $   0.92       $   1.07      $   0.39
  Pro forma                                $   0.80       $   0.94      $   0.22

Diluted earnings per share:
  As reported  (See Note (1)(i))           $   0.91       $   1.04      $   0.39
  Pro forma                                $   0.79       $   0.91      $   0.22

[l] Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents approximate fair value due to the short term nature of these items. The carrying value of receivables and other amounts arising out of normal contract activities, including retentions, which may be settled beyond one year, is estimated to approximate fair value. See Note 3, “Financial Commitments” for disclosure of the fair value of long-term debt.

[m] Reclassifications
Certain prior year amounts have been reclassified to be consistent with the current year classifications.

[n] New Accounting Pronouncements
In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The FASB also issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123".

SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and is effective for exit or disposal activities that are initiated after December 31, 2002. The Company expects that the adoption of the provisions of SFAS No. 146 will not have a material impact on its consolidated financial position or results of operations.

SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and amends the disclosure requirements prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation”. As permitted under SFAS No. 148, the Company adopted the disclosure requirements in 2002 and plans to evaluate the effect of the remaining provisions of SFAS No. 148 in 2003.

[2] Contingencies and Commitments

(a) Mergentime - Perini Joint Ventures vs. WMATA Matter

On May 11, 1990, contracts with two joint ventures in which Perini Corporation held a minority interest (“Joint Ventures”) were terminated by the Washington Metropolitan Area Transit Authority (“WMATA”) on two adjacent subway construction contracts in the District of Columbia. The contracts were awarded to the Joint Ventures in 1985 and 1986. However, Perini and Mergentime Corporation (“Mergentime”), the 60% managing partner, entered into an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2002, 2001 and 2000 (continued)

[2] Contingencies and Commitments (continued)

(a) Mergentime - Perini Joint Ventures vs. WMATA Matter (continued)

agreement in 1987 under which Perini withdrew from the Joint Ventures and Mergentime assumed complete control over the performance of both projects. This agreement did not relieve Perini of its responsibilities to WMATA as a Joint Venture partner. After Perini withdrew from the Joint Ventures, Mergentime and WMATA were embroiled in a dispute regarding progress on the projects. Each party blamed the other for delays that were impacting both cost and progress and the parties were unable to resolve their dispute. Ultimately, both construction contracts were terminated by WMATA and WMATA retained Perini, acting independently, to complete both projects.

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

On February 28, 2001, the new successor District Court Judge informed the parties that in the absence of a new trial, he could not certify adequate familiarity with the record to complete the remaining proceedings; therefore, he ordered that the Joint Ventures’ motion for a new trial be granted.

A new trial before the new successor District Court Judge was completed in January 2002 and a decision is still pending. The ultimate financial impact of the Judge's pending decision is not yet determinable; therefore, no provision for loss, if any, has been recorded in the financial statements.

(b) Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter

During 1995, a joint venture, Tutor-Saliba-Perini (“TSP”), in which Perini Corporation is a 40% minority partner and Tutor-Saliba Corporation of Sylmar, CA is the 60% managing partner, filed a complaint in the Superior Court of the State of California for the County of Los Angeles against the Los Angeles County Metropolitan Transportation Authority (“MTA”) seeking to recover costs for extra work required by the MTA in connection with the construction of the Wilshire/Normandie Subway Station. TSP is seeking additional compensation from the MTA for claims related to the construction and in February 1999 the MTA countered with civil claims under the California False Claims Act against TSP, Tutor-Saliba Corporation, Perini Corporation and other parties. Ronald N. Tutor, the Chairman and CEO of Perini Corporation since March of 2000, is also the CEO and the sole stockholder of Tutor-Saliba Corporation (see Note 13).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2002, 2001 and 2000 (continued)

[2] Contingencies and Commitments (continued)

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

(c) City of San Francisco vs. Tutor-Saliba, Perini & Buckley Joint Venture Matter

On November 1, 2002, the San Francisco City Attorney, on behalf of the City and County of San Francisco and the citizens of California (“Plaintiffs”), filed a civil action with a demand for a jury trial against Tutor-Saliba Corporation (“TSC”), the Tutor-Saliba, Perini & Buckley, Joint Venture (“JV”), Perini Corporation (“Perini”), Buckley & Company, Inc. (“Buckley”) and their bonding companies in the United States District Court in San Francisco relating to seven contracts for work on the expansion of the San Francisco International Airport. The Plaintiffs allege various overcharges, bidding violations, violations of minority contracting regulations, civil fraud, and violation of the California and San Francisco False Claims and California Unfair Competition Acts. In addition, the Plaintiffs allege that TSC has violated the United States Racketeer Influenced Corrupt Organizations Act. The Plaintiffs have asserted $30 million in damages and are seeking treble damages, various civil penalties and debarment of the JV and TSC from doing business with the City of San Francisco. The Plaintiffs have not allocated their claims for damages and penalties amongst the defendants or the seven contracts at issue, only two of which involved the JV. TSC is the managing partner of the JV, and in December 1997, Perini sold its entire 20% interest in the JV to TSC. TSC has agreed to indemnify Perini from any liability arising out of the joint venture, including legal fees and expenses.

(d) Perini/Kiewit/Cashman Joint Venture - Central Artery/Tunnel Project Matter

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

Certain of PKC’s claims have been presented to a Disputes Review Board (“DRB”) which consists of three construction experts chosen by the parties. To date, the DRB has ruled on a binding basis that PKC is entitled to additional compensation for its contract time delay claim in the amount of $17.4 million. A Judge of the Massachusetts Superior Court has issued a decision upholding the DRB’s binding award to PKC. Although MHD challenged several of the DRB’s decisions relative to the contract time delay award discussed above, PKC received a favorable ruling on March 20, 2002 from the Superior Court of the Commonwealth of Massachusetts that approved PKC’s request to have MHD comply with the DRB’s decision to award the $17.4 million for the time delay. The MHD has appealed the Superior Court decision to the Appeals Court of the Commonwealth of Massachusetts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2002, 2001 and 2000 (continued)

[2] Contingencies and Commitments (continued)

(d) Perini/Kiewit/Cashman Joint Venture - Central Artery/Tunnel Project Matter (continued)

The DRB has also ruled on a binding basis that PKC is entitled to additional compensation for impacts and inefficiencies caused by MHD to PKC’s underpinning work in the amount of $5.6 million and that PKC is entitled to additional compensation for impacts and inefficiencies caused by MHD to PKC’s utility work in the amount of $11.5 million. PKC has filed applications in these actions seeking to confirm the awards and MHD has filed civil actions in Massachusetts Superior Court seeking to vacate these awards.

Under the Dispute Resolution Rules of the contract, either party may periodically terminate the services of some or all of the DRB members provided that members who are removed under this provision will remain on the DRB through the completion of any then pending claims. The MHD has chosen to remove the current DRB members under this provision and those members are in the process of completing hearings on all pending claims. Although the replacement DRB members have been agreed upon, proceedings before the current DRB and the new DRB have been postponed pending resolution of the current negotiations discussed below.

The pending claims yet to be decided by the current/replacement DRB on a binding basis have an anticipated value of $43 million. The remaining claims to be decided by the replacement DRB on a non-binding basis have an anticipated value of $80 million.

On August 14, 2002 the Massachusetts Attorney General’s office, pursuant to its authority under the Massachusetts False Claims Act, served a Civil Investigative Demand (“CID”) on Perini and the other joint venture partners. The CID sought the production of certain construction claims documentation in connection with the Central Artery/Tunnel Contract No. C11A1. PKC vigorously denies that it submitted any false claims and is cooperating with the Attorney General’s Office in the ongoing investigation

In December 2002, PKC and MHD entered into an agreement whereby the parties agreed to attempt to resolve by negotiation and mediation all of the outstanding claims on the project. As part of the agreement, the MHD recommended for approval by the Massachusetts Turnpike Authority a contract modification that provides for provisional payments to PKC totaling $25 million against PKC’s outstanding claims. To date, PKC has received $23.75 million of those provisional payments. The parties also agreed to stay the pending litigation and DRB proceedings during the negotiations. The ultimate financial impact of resolving all of the claims on this project is not yet determinable.

(e) $21.25 Preferred Shareholders Class Action Lawsuit

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

The Plaintiffs have asserted claims for breach of contract, breach of fiduciary duty, fraud and negligent misrepresentation. The Plaintiffs principally allege that the Company and its Defendant Directors improperly authorized the exchange of Series B Preferred Stock for Common Stock without first paying all accrued dividends on the $21.25 Preferred Stock. More specifically, Plaintiffs allege that the Company and its Defendant Directors violated the terms of the $21.25 Preferred Stock when, in March 2000, the Company authorized the exchange of Series B Preferred Stock for Common Stock. The Plaintiffs further allege that the Company and its Defendant Directors issued a false and misleading prospectus in 1987 relating to the issuance of the $21.25 Preferred Stock. The Plaintiffs seek payment of accrued dividends, claiming they are owed approximately $11.7 million as of May 3, 2001, and other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2002, 2001 and 2000 (continued)

[2] Contingencies and Commitments (continued)

(e) $21.25 Preferred Shareholders Class Action Lawsuit (continued)

unspecified punitive and exemplary damages.

On May 23, 2001, the Company and the Defendant Directors removed the action from the Supreme Court of New York to the United States District Court for the Southern District of New York. On June 26, 2001, the Plaintiffs filed an Amended Complaint whereby the Plaintiffs limited their Class Action to an action for breach of contract against the Company and an action for breach of fiduciary duty against the Defendant Directors. The Company and the Defendant Directors moved to dismiss all of Plaintiffs’ claims. On March 12, 2002, all claims against the Company and the Defendant Directors were dismissed by the United States District Court for the Southern District of New York.

In April 2002, the Plaintiffs appealed the dismissal to the United States Court of Appeals for the Second Circuit. On December 23, 2002, the Plaintiffs’ appeal was dismissed by the United States Court of Appeals for the Second Circuit.

On October 15, 2002, the Plaintiffs filed a new action for breach of fiduciary duty against the Defendant Directors in the United States District Court for the District of Massachusetts. On January 6, 2003, the Defendant Directors moved to dismiss all of the Plaintiffs’ Massachusetts claims. The Defendant Directors are awaiting the Plaintiffs’ response.

(f) Other

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

[3] Financial Commitments

Long-term Debt

Long-term debt of the Company at December 31, 2002 and 2001 consists of the following (in thousands):

                                                                                2002           2001
                                                                             ------------   ------------

Borrowing under revolving credit facility at an average rate of 4.5% in 2002    $  5,000       $      -
Term loan under credit facility at an average rate of 6.8% in 2001                     -          9,764
Mortgage on corporate headquarters building, at a rate of approximately 9%, payable in equal monthly installments over a ten year period, with a balloon
  payment of approximately $5.3 million in 2010                                    7,162          7,322
Other indebtedness                                                                   377            703
                                                                             ------------   ------------
Total                                                                           $ 12,539       $ 17,789
Less - current maturities                                                            416         10,249
                                                                             ------------   ------------
       Net long-term debt                                                       $ 12,123       $  7,540
                                                                             ============   ============

Payments required under these obligations amount to approximately $416,000 in 2003, $272,000 in 2004, $5,241,000 in 2005, $241,000 in 2006, $247,000 in 2007 and $6,122,000 in 2008 and beyond.

On January 23, 2002, the Company entered into an agreement with two banks to refinance its former credit facility with a new credit agreement (the “Credit Agreement”). The Credit Agreement provides for a $45 million revolving credit facility through January 2004 which, if not extended or repaid, converts amounts then outstanding to a three year term

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2002, 2001 and 2000 (continued)

[3] Financial Commitments (continued)

loan with equal quarterly principal payments.

The Credit Agreement provides that the Company can choose from interest rate alternatives including a prime-based rate, as well as options based on LIBOR (London inter-bank offered rate). Up to $5.0 million of the unborrowed revolving commitment is available for letters of credit.

The Credit Agreement requires, among other things, maintaining specified working capital, tangible net worth and operating profit levels, interest coverage minimums, and limitations on indebtedness. The Credit Agreement also provides that collateral shall consist of all available assets not included as collateral in other agreements.

In February 2003, the terms of the Credit Agreement were amended to increase the revolving credit facility from $45 million to $50 million; to extend the term of the Credit Agreement from January 2004 to June 2005; to increase the amount of unborrowed revolving commitment available for letters of credit from $5.0 million to $7.5 million; and to adjust certain financial covenants. Other terms of the Credit Agreement remained the same, including the provision that amounts due in June 2005, if not extended or repaid, convert to a three year term loan.

The fair value of the balance outstanding under the Credit Agreement approximates the carrying value due to the variable nature of the interest rates. For fixed rate debt, fair value is determined based on discounted cash flows for the debt at Company’s current incremental borrowing rate for similar types of debt. The estimated fair value of fixed rate debt at December 31, 2002 is $8.2 million.

Leases

The Company leases certain construction equipment, vehicles and office space under non-cancelable operating leases. Future minimum rent payments under non-cancelable operating leases as of December 31, 2002 are as follows (in thousands):

                                           Amount
                                         ------------

2003                                        $  3,595
2004                                           3,036
2005                                           2,516
2006                                           1,432
2007                                             802
Thereafter                                     1,301
                                         ------------
Subtotal                                    $ 12,682

Less -  Sublease rental agreements              (836)
                                         ------------

Total                                       $ 11,846
                                         ============

Rental expense under long-term operating leases of construction equipment, vehicles and office space was $3,781,000 in 2002, $3,146,000 in 2001 and $2,567,000 in 2000.

Although not material to the Company's consolidated financial position or results of operations, the Company also leases certain construction equipment under capital lease arrangements from time to time. Amounts relating to capital leases are included in the accompanying Consolidated Balance Sheets under "Construction Equipment" and "Long-term Debt".

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2002, 2001 and 2000 (continued)

[4] Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109. This standard determines deferred income taxes based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities, given the provisions of enacted tax laws.

The provision (credit) for income taxes expense is comprised of the following (in thousands):

                          Federal        State        Foreign         Total
                        -----------  -------------  ------------   ------------
2002
  Current                   $ (249)       $ 1,050        $    -          $ 801
  Deferred                       -              -             -              -
                        -----------  -------------  ------------   ------------
                            $ (249)       $ 1,050        $    -          $ 801
                        ===========  =============  ============   ============
2001
  Current                   $  360        $   490        $    -          $ 850
  Deferred                       -              -             -              -
                        -----------  -------------  ------------   ------------
                            $  360        $   490        $    -          $ 850
                        ===========  =============  ============   ============
2000
  Current                   $  580        $   209        $ (832)         $ (43)
  Deferred                       -              -             -              -
                        -----------  -------------  ------------   ------------
                            $  580        $   209        $ (832)         $ (43)
                        ===========  =============  ============   ============

The table below reconciles the difference between the statutory federal income tax rate and the effective rate provided for income before income taxes in the consolidated statements of income.

                                                      2002          2001           2000
                                                  -------------  ------------  -------------

Statutory federal income tax rate                     35%            35%            34%
State income taxes, net of federal tax benefit         3              1              1
Foreign taxes                                          0              0             (3)
Recognition of tax benefit                           (35)           (33)           (32)
                                                  -------------  ------------  -------------
Effective tax rate                                     3%             3%             0%
                                                  =============  ============  =============

The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 2002 and 2001 (in thousands):

                                                            2002           2001
                                                         ------------   ------------
Deferred Tax Assets
Provision for estimated real estate losses                  $    175       $  7,728
Contract losses                                                1,985            231
Timing of expense recognition                                    383          3,026
Net operating loss and capital loss carryforwards             33,689         31,759
Alternative minimum tax credit carryforwards                   2,960          3,310
General business tax credit carryforwards                      3,045          3,533
Other, net                                                       953            868
                                                         ------------   ------------
                                                            $ 43,190       $ 50,455
Valuation allowance for deferred tax assets*                 (28,208)       (35,854)
                                                         ------------   ------------
Deferred tax assets                                         $ 14,982       $ 14,601
                                                         ------------   ------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2002, 2001 and 2000 (continued)

[4] Income Taxes (continued)

                                                             2002           2001
                                                         ------------   ------------
Deferred Tax Liabilities
Joint ventures - construction                              $ (14,569)     $ (11,999)
Joint ventures - real estate                                       -            (29)
Capitalized carrying charges                                    (413)        (2,573)
                                                         ------------   ------------
Deferred tax liabilities                                   $ (14,982)     $ (14,601)
                                                         ------------   ------------

Net deferred tax asset (liability)                         $       -      $       -
                                                         ============   ============

* A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. The net deferred tax assets reflect management’s estimate of the amount which will, more likely than not, be realized from future taxable income.

As a result of not providing federal income tax benefit applicable to losses recorded in certain prior years for financial reporting purposes, benefit from these losses is realized in 2002, 2001 and 2000 by not having to provide federal income tax of approximately $8.5 million, $9.0 million and $8.0 million, respectively. At December 31, 2002, approximately $79 million of future pretax book earnings could benefit from minimal, if any, federal tax provisions.

At December 31, 2002, the Company has unused tax credits and net operating loss carryforwards for income tax reporting purposes which expire as follows (in thousands):

                           Unused        Net Operating
                         Investment          Loss
                         Tax Credits     Carryforwards
                        --------------  ----------------

2003                          $ 3,045          $      -
2004 - 2006                         -             1,404
2007 - 2021                         -            94,849
                        --------------  ----------------
                              $ 3,045          $ 96,253
                        ==============  ================

Net operating loss carryforwards and unused tax credits may be limited in the event of certain changes in ownership interests of significant stockholders. In addition, approximately $1.4 million of the net operating loss carryforwards can only be used against the taxable income of the corporation in which the loss was recorded for tax and financial reporting purposes.

[5] Land Held for Sale, Net

Effective June 30, 1999, management adopted a plan to withdraw completely from the real estate development business and to wind down the operations of Perini Land and Development Company ("PL&D"), the Company's wholly owned real estate development subsidiary. Accordingly, both the historical and current real estate results were presented as a discontinued operation in accordance with accounting principles generally accepted in the United States of America. A $99,311,000 non-cash provision, which represents the estimated loss on disposal of this business segment, was recorded at that time. Although the Company had a reasonable expectation that the plan, when adopted, could be executed within a twelve-month period, the plan was not entirely completed because potential buyers who had executed purchase and sale agreements with the Company withdrew from the purchase of two properties, namely the bulk sale of the Massachusetts properties and the sale of the Perini Central property in Phoenix, AZ. In addition, a program to pursue the bulk sale of the Sabino Springs property in Tucson, Arizona took longer than originally anticipated. With the sale

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2002, 2001 and 2000 (continued)

[5] Land Held for Sale, Net (continued)

of the Perini Central property in 2001 and the bulk sale of the Sabino Springs property in the fourth quarter of 2002, the remaining land to be sold at December 31, 2002 consists of certain fully-developed parcels in Raynham, Massachusetts. Management's current plan is to continue to market the remaining land for sale as a bulk sale or as individual parcels over an estimated 36 to 48 month "sell off" period.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and management's revised plans, the remaining inventory of land has been classified as "Land held for sale, net" in the accompanying Consolidated Balance Sheets as of December 31, 2002 with the amount estimated to be sold during the next twelve months included in Current Assets and the balance included in "Other Assets" (see Note 6 "Other Assets"). Operating results from the remaining land are included in "Other (Income) Expense, Net".

Real estate revenues related to continuing operations were $8,304,000 in 2002 which were offset by related costs and expenses of a similar amount. Real estate revenues related to discontinued operations were $1,936,000 in 2001 and $3,491,000 in 2000. Also, in accordance with SFAS No. 144, land held for sale is stated at the lower of its carrying amount ($5,348,000) or its fair value less cost to sell. A provision to reflect a write-down of the carrying amount of the remaining land to fair value less cost to sell was not required during 2002.

[6] Other Assets, Other Long-term Liabilities and Other (Income) Expense, Net

Other Assets, Other Long-term Liabilities and Other (Income) Expense, Net consist of the following (in thousands) for the periods presented:

Other Assets
                                                                 2002           2001
                                                             -------------  -------------
     Land held for sale, net (Note 5)                            $  3,175       $      -
     Deferred expenses                                              1,801          1,900
     Goodwill (Note 1)                                              1,017          1,017
     Other investments                                                 63             63
     Intangible asset (Note 10)                                       360             26
                                                             -------------  -------------
                                                                 $  6,416       $  3,006
                                                             =============  =============

Other Long-term Liabilities
                                                                 2002           2001
                                                             -------------  -------------
     Accrued dividends on $21.25
       Preferred Stock (Note 8)                                  $ 15,405       $ 13,280
     Employee benefit related liabilities                           2,256          2,661
     Minimum pension liability adjustment (Note 10)                19,933          5,891
                                                             -------------  -------------
                                                                 $ 37,594       $ 21,832
                                                             =============  =============

Other (Income) Expense, Net
                                                                 2002           2001          2000
                                                             -------------  -------------  ------------
     Interest  income                                            $   (297)      $   (404)     $ (1,216)
     Bank fees                                                        302            328           341
     Miscellaneous (income) expense, net                              515            303           (74)
                                                             -------------  -------------  ------------
                                                                 $    520       $    227      $   (949)
                                                             =============  =============  ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2002, 2001 and 2000 (continued)

[7] Recapitalization

On March 29, 2000 (the “Closing Date”), the Company completed the sale of 9,411,765 shares of its common stock, par value $1.00 (the “Common Stock”), for an aggregate of $40 million, or $4.25 per share (the “Purchase”), to an investor group led by Tutor-Saliba Corporation (“TSC”), and including O&G Industries, Inc. (“O&G”), and National Union Fire Insurance Company of Pittsburgh, Pa., a wholly owned subsidiary of American International Group, Inc. (“National Union” and together with TSC and O&G, the “New Investors”) pursuant to a Securities Purchase Agreement dated as of February 5, 2000 by and among the Company and the New Investors. Tutor-Saliba Corporation is owned and controlled by Ronald N. Tutor, who serves as Chairman of the Company’s Board of Directors and Chief Executive Officer. (See Note 13 for disclosure of “Related Party Transactions” between the New Investors and the Company.)

In connection with the Purchase, TSC acquired 2,352,942 shares of Common Stock for a total consideration of $10,000,000, O&G acquired 2,352,941 shares of Common Stock for a total consideration of $10,000,000 and National Union acquired 4,705,882 shares of Common Stock for a total consideration of $20,000,000.

Concurrent with the closing of the Purchase and as a condition thereto, the Company converted, pursuant to what was considered to be an induced conversion from an accounting perspective, 100% of its Redeemable Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) (which had a current accreted face amount of approximately $41.2 million) for an aggregate of 7,490,417 shares of common stock at an exchange price of $5.50 per share (the “Exchange” and together with the Purchase, the “Transaction”) pursuant to certain Exchange Agreements by and between the Company and each of The Union Labor Life Insurance Company, acting on behalf of its Separate Account P (“ULLICO”), PB Capital Partners, L.P. (“PB Capital”) and The Common Fund for Non-Profit Organizations (“The Common Fund”). The holders of the Series B Preferred Stock had previously been entitled to convert their shares to common stock at an exchange price of $9.68. The Company recognized a charge to earnings available to common shareholders of $13.7 million relative to this transaction in the Company’s calculation of basic and diluted earnings per share in 2000 (see Note (1)(i)).

In connection with the Transaction, the Company amended its By-Laws to remove provisions creating an Executive Committee of the Board of Directors and granting certain powers to it and amended its Restated Articles of Organization as of the Closing Date to increase the number of authorized shares of Common Stock from 15,000,000 shares to 40,000,000 shares and to amend the Series B Preferred Stock Certificate of Vote. The Company also entered into a Shareholders’ Agreement and a Registration Rights Agreement, each by and among the Company, the New Investors, Ronald N. Tutor, BLUM Capital Partners, L.P., PB Capital, The Common Fund and ULLICO dated as of the Closing Date. The Shareholders’ Agreement contains provisions that define, among other things, certain put and call rights and rights of first refusal between National Union and TSC, tag-along rights of the New Investors and former holders of Series B Preferred Stock and certain procedures to protect the Company’s use of its net operating losses (“NOLs”) for tax purposes. Since the Common Stock issued in connection with the Transaction was not registered under the Securities Act, the Registration Rights Agreement contains provisions that define the rights of the New Investors and former holders of Series B Preferred Stock to require the Company, under certain circumstances, to register some or all of the shares under the Securities Act after March 29, 2003. In addition, the Company entered into an Amendment to the Shareholder Rights Agreement dated as of the Closing Date whereby the Transaction would not trigger the dilutive provisions of the Agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2002, 2001 and 2000 (continued)

[7] Recapitalization (continued)

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

[8] Capital Stock and Stock Purchase Warrants

(a) $21.25 Convertible Exchangeable Preferred Stock ("$21.25 Preferred Stock")
In June 1987, net proceeds of approximately $23,631,000 were received from the sale of 1,000,000 Depositary Convertible Exchangeable Preferred Shares (each Depositary Share representing ownership of 1/10 of a share of $21.25 Convertible Exchangeable Preferred Stock, $1 par value) at a price of $25 per Depositary Share. Annual dividends are $2.125 per Depositary Share and are cumulative. Generally, the liquidation preference value is $25 per Depositary Share plus any accumulated and unpaid dividends. The $21.25 Preferred Stock of the Company, as evidenced by ownership of Depositary Shares, is convertible at the option of the holder, at any time, into Common Stock of the Company at a conversion price of $37.75 per share of Common Stock. The $21.25 Preferred Stock is redeemable at the option of the Company at any time at $25 per share plus any unpaid dividends. The $21.25 Preferred Stock is also exchangeable at the option of the Company, in whole but not in part, on any dividend payment date into 8 1/2% convertible subordinated debentures due in 2012 at a rate equivalent to $25 principal amount of debentures for each Depositary Share. In conjunction with the covenants of certain of the Company’s prior Credit Agreements, the Company was required to suspend the payment of quarterly dividends on its $21.25 Preferred Stock (equivalent to $2.125 per Depositary Share) until certain financial criteria were met. Dividends on the $21.25 Preferred Stock have not been declared since 1995 (although they have been fully accrued due to the “cumulative” feature of the $21.25 Preferred Stock). The aggregate amount of dividends in arrears is approximately $15,405,000 at December 31, 2002, which represents approximately $154.05 per share of $21.25 Preferred Stock or approximately $15.41 per Depositary Share and is included in “Other Long-term Liabilities” in the accompanying Consolidated Balance Sheets. Under the terms of the $21.25 Preferred Stock, the holders of the Depositary Shares were entitled to elect two additional Directors since dividends had been deferred for more than six quarters and have done so at each of the last five Annual Meetings of Stockholders.

(b) Redeemable Series B Cumulative Convertible Preferred Stock
At a special stockholders’ meeting on January 17, 1997, the Company’s stockholders approved two proposals that allowed the Company to close an equity transaction with a private investor group. The transaction included, among other things, classification by the Board of Directors of 500,000 shares of Preferred Stock of the Company as Redeemable Series B Cumulative Convertible Preferred Stock, par value $1.00 per share, (the “Series B Preferred Stock”), issuance of 150,150 shares of Series B Preferred Stock at $200 per share (or $30 million) to the investor group, (with the remainder of the shares set aside for possible future payment-in-kind dividends to the holders of the Series B Preferred Stock), amendments to the Company’s By-Laws that redefined the Executive Committee and added certain powers (generally financial in nature), including the power to give overall direction to the Company’s Chief Executive Officer, appointment of three new members, recommended by the investor group, to the Board of Directors, and appointment of these same new directors to constitute a majority of the Executive Committee referred to above. Tutor-Saliba Corporation, a corporation controlled by the Chairman of the Board of Directors of the Company, who was also a member of the Executive Committee, is a participant in certain construction joint ventures with the Company (see Note 13 “Related Party Transactions”).

In-kind dividends on the Series B Preferred Stock were paid at an annual rate of 10% of the liquidation preference of $200.00 per share with additional shares of Series B Preferred Stock compounded on a quarterly basis. According to the terms of the Series B Preferred Stock, it (i) ranked junior in cash dividend and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2002, 2001 and 2000 (continued)

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

An analysis of Series B Preferred Stock transactions from December 31, 1999 to the March 29, 2000 Exchange date follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2002, 2001 and 2000 (continued)

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

(d) Stock Purchase Warrants
In connection with an Amended Credit Agreement effective January 17, 1997 with the Company’s bank group at that time, the bankers received Stock Purchase Warrants to purchase up to 420,000 shares of the Company’s Common Stock, $1.00 par value, at a purchase price of $8.30 per share, at any time during the ten year period ending January 17, 2007. The grant date present value of the Stock Purchase Warrants ($2,233,000) was calculated using the Black-Scholes option pricing model and was accounted for by an increase in Stockholders’ Equity, with the offset being a valuation account netted against the related Revolving Credit Loans. The valuation account was amortized over the three year term of the Credit Agreement, with the offsetting charge being to Other (Income) Expense, Net.

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

                                                        Option Price Per Share
                                                     -----------------------------     Shares
                                        Number                         Weighted      Available
                                       of Shares         Range          Average       to Grant
                                      ------------   --------------   ------------  -------------
Approved May 25, 2000                      --             --              --           3,000,000
Granted                                 2,792,700    $3.13-$4.50         $4.47        (2,792,700)
                                      ------------                                  -------------
Outstanding at December 31, 2000        2,792,700    $3.13-$4.50         $4.47           207,300
Granted                                    20,000    $8.10               $8.10           (20,000)
Exercised                                 (79,666)   $4.50               $4.50                 -
                                      ------------                                  -------------
Outstanding at December 31, 2001
  and 2002                              2,733,034    $3.13-$8.10         $4.50           187,300
                                      ============                                  =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2002, 2001 and 2000 (continued)

[9] Stock Options (continued)

At December 31, 2001, 481,610 shares of the Company's authorized but unissued Common Stock were reserved for issuance to employees under its 1982 Stock Option Plan. Options under this plan were granted at fair market value on the date of grant, as defined, and generally become exercisable in two equal annual installments on the second and third anniversary of the date of grant and expire eight to ten years from the date of grant. Options for 184,000 shares of Common Stock granted in 1992 and options for 10,000 shares of Common Stock granted in 1994 expired in 2002. In addition, during 2002 the provisions of the 1982 Stock Option Plan expired. Therefore, at December 31, 2002, the only shares of the Company's authorized but unissued Common Stock still reserved for issuance under the 1982 Stock Option Plan were the 67,500 shares applicable to the remaining outstanding options. A summary of stock option activity related to the Company's 1982 Stock Option Plan is as follows:

                                                               Option Price Per Share
                                                            -----------------------------    Shares
                                               Number                         Weighted      Available
                                              of Shares         Range          Average      to Grant
                                             ------------   --------------   ------------  ------------
Outstanding at December 31, 2000 and 2001        261,500    $ 5.29-$16.44        $ 13.43       220,110
  Canceled                                      (194,000)   $13.00-$16.44        $ 16.26      (220,110)
                                             ------------                                  ------------
Outstanding at December 31, 2002                  67,500    $ 5.29               $  5.29             -
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

Options outstanding at December 31, 2002 and related weighted average price and life information follows:

     Remaining          Grant        Options         Options       Exercise
   Life (Years)         Date       Outstanding     Exercisable       Price
--------------------  ----------  ---------------  -------------   ----------
         3             01/17/97          225,000        225,000        $8.38
         4             01/19/98          135,000        135,000        $8.66
         4             12/10/98          112,500        112,500        $5.29
         5             01/04/99           30,000         30,000        $5.13
         8             03/29/00        2,000,000      2,000,000        $4.50
         8             05/25/00          234,700        172,000        $4.13
         8             09/12/00          378,334        378,334        $4.50
         8             11/15/00          100,000        100,000        $4.50
         9             07/09/01           20,000         13,334        $8.10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2002, 2001 and 2000 (continued)

[9] Stock Options (continued)

When options are exercised, the proceeds are credited to stockholders' equity. In addition, the income tax savings attributable to nonqualified options exercised are credited to paid-in surplus.

The Company has elected the optional pro forma disclosures under SFAS No. 123, "Accounting for Stock-Based Compensation" as if the Company adopted the cost recognition requirements in 1995 (see Note 1(k)). The Company has no options outstanding relating to either 1995 or 1996. The estimated values shown below and utilized in the Company's pro forma SFAS No. 123 disclosures are based on the Black-Scholes option pricing model for options granted in 1997 through 2002.

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

Net pension cost for 2002, 2001 and 2000 follows (in thousands):

                                                          2002            2001             2000
                                                       ------------    ------------    -------------

Service cost - benefits earned during the period           $ 1,459         $ 1,094          $   963
Interest cost on projected benefit obligation                4,529           4,404            4,259
Expected return on plan assets                              (4,899)         (4,831)          (4,633)
Amortization of transition obligation                            -               -                6
Amortization of prior service costs                             25             (26)              (4)
Recognized actuarial loss                                       56              68               33
                                                       ------------    ------------    -------------
Net pension cost                                           $ 1,170         $   709          $   624
                                                       ============    ============    =============

Actuarial assumptions used:
  Discount rate                                              7.25%           7.50%            7.75%
  Rate of increase in compensation                           6.00%           6.00%            6.00%
  Long-term rate of return on assets                         9.00%           9.00%            9.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2002, 2001 and 2000 (continued)

[10] Employee Benefit Plans (continued)

The following tables provide a reconciliation of the changes of the fair value of assets in the plan and plan benefit obligations during the two year period ended December 31, 2002, and a statement of the funded status as of December 31, 2002 and 2001 (in thousands):

Reconciliation of Fair Value of Plan Assets
                                                                     2002          2001
                                                                 -------------  ------------

Balance at beginning of year                                        $  46,164     $  52,567
Actual return on plan assets                                           (6,387)       (2,994)
Employer contribution                                                   2,370           159
Benefit payments                                                       (3,620)       (3,568)
                                                                 -------------  ------------
Balance at end of year                                              $  38,527     $  46,164
                                                                 =============  ============

Reconciliation of Projected Benefit Obligation
                                                                     2002          2001
                                                                 -------------  ------------
Balance at beginning of year                                        $  64,244     $  59,992
Service cost                                                            1,459         1,094
Interest cost                                                           4,529         4,404
Plan amendments                                                           298             -
Actuarial loss                                                          3,893         2,322
Benefit payments                                                       (3,620)       (3,568)
                                                                 -------------  ------------
Balance at end of year                                              $  70,803     $  64,244
                                                                 =============  ============

Funded Status
                                                                     2002          2001
                                                                 -------------  ------------
Funded status at December 31,                                       $ (32,276)    $ (18,080)
Unrecognized prior service cost                                           299            26
Unrecognized loss                                                      28,098        12,975
                                                                 -------------  ------------
Net amount recognized, before additional minimum liability          $  (3,879)    $  (5,079)
                                                                 =============  ============

The following table presents amounts included in the Consolidated Balance Sheets as of December 31, 2002 and 2001 (in thousands):

                                                   2002          2001
                                                ------------  ------------

Accrued benefit liability                         $ (23,812)    $ (10,970)
Intangible asset (Note 6)                               360            26
Accumulated other comprehensive income               19,573         5,865
                                                ------------  ------------
Net amount recognized at year end                 $  (3,879)    $  (5,079)
                                                ============  ============

Other comprehensive income attributable to a change in the additional minimum pension liability recognized pursuant to SFAS No. 87, "Employers' Accounting for Pensions" amounted to $13.7 million in 2002 and $5.9 million in 2001. The cumulative amount of $19.6 million generally represents the excess of the accumulated benefit obligations of the Company's pension plans over the fair value of the plans' assets as of December 31, 2002 compared to the unfunded accrued pension liability previously recognized. This amount is reflected as a long-term liability as of December 31, 2002 (see Note 6) with the offset being a reduction in stockholders' equity. Subsequent adjustments to the amount of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2002, 2001 and 2000 (continued)

[10] Employee Benefit Plans (continued)

this additional minimum pension liability will be recorded in future years, if required, based upon periodic re-evaluation of the funded status of the Company's pension plans.

The Company's plans have benefit obligations in excess of the fair value of the plans' assets. Plan assets generally include equity and fixed income funds. The following table provides information relating to each of the plan's benefit obligations compared to the fair value of its assets as of December 31, 2002 and 2001 (in thousands):

                                                      2002                                         2001
                                    ------------------------------------------   ------------------------------------------
                                                     Benefit                                      Benefit
                                      Pension     Equalization                     Pension     Equalization
                                       Plan           Plan           Total          Plan           Plan           Total
                                    ------------  --------------  ------------   ------------  --------------  ------------

Projected benefit obligation           $ 68,107         $ 2,696      $ 70,803       $ 61,470         $ 2,774      $ 64,244
Accumulated benefit obligation         $ 59,986         $ 2,353      $ 62,339       $ 54,894         $ 2,240      $ 57,134
Fair value of plan assets              $ 38,527         $     -      $ 38,527       $ 46,164         $     -      $ 46,164

Projected benefit obligation
greater than Fair value of
plan assets                            $ 29,580         $ 2,696      $ 32,276       $ 15,306         $ 2,774      $ 18,080
                                    ------------  --------------  ------------   ------------  --------------  ------------

Accumulated benefit obligation
greater than Fair value of
plan assets                            $ 21,459         $ 2,353      $ 23,812       $  8,730         $ 2,240      $ 10,970
                                    ------------  --------------  ------------   ------------  --------------  ------------

The Company has a contributory Section 401(k) plan which covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The 401(k) expense provision approximated $0.7 million in 2002, $0.1 million in 2001 and $0.6 million in 2000. Prior to 2002, the Company’s contribution was generally based on a specified percentage of profits, subject to certain limitations, as well as approval by the Company’s Board of Directors of any discretionary Company contributions to the Section 401(k) plan. Beginning in 2002, the Company’s contribution is based on a non-discretionary match of employees’ contributions, as defined.

In addition, the Company has an incentive compensation plan for key employees which is generally based on the Company’s achievement of a certain level of profit.

The Company also contributes to various multi-employer union retirement plans under collective bargaining agreements which provide retirement benefits for substantially all of its union employees. The aggregate amounts provided in accordance with the requirements of these plans were approximately $7.3 million in 2002, $8.8 million in 2001 and $4.9 million in 2000. The Multi-employer Pension Plan Amendments Act of 1980 defines certain employer obligations under multi-employer plans. Information regarding union retirement plans is not available from plan administrators to enable the Company to determine its share of unfunded vested liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2002, 2001 and 2000 (continued)

[11] Unaudited Quarterly Financial Data

The following table sets forth unaudited quarterly financial data for the years ended December 31, 2002 and 2001 (in thousands, except per share amounts):

                                                                 2002 by Quarter
                                          -----------------------------------------------------------------
                                              1st               2nd              3rd               4th
                                          ------------      ------------      -----------      ------------
Revenues                                     $321,370          $268,307        $ 232,805         $ 262,559
                                          ------------      ------------      -----------      ------------
Gross profit                                 $ 12,999          $ 12,363        $  12,376         $  20,912
                                          ------------      ------------      -----------      ------------
Net income                                   $  5,215          $  4,690        $   3,644         $   9,525
                                          ------------      ------------      -----------      ------------

Basic earnings per common share              $   0.21          $   0.18        $    0.14         $    0.39
                                          ------------      ------------      -----------      ------------

Diluted earnings per common share            $   0.20          $   0.18        $    0.14         $    0.39
                                          ------------      ------------      -----------      ------------

                                                                  2001 by Quarter
                                          -----------------------------------------------------------------
                                              1st               2nd              3rd               4th
                                          ------------      ------------      -----------      ------------
Revenues                                     $352,178          $421,222        $ 417,476         $ 362,520
                                          ------------      ------------      -----------      ------------
Gross profit                                 $ 13,499          $ 14,857        $  13,608         $  15,598
                                          ------------      ------------      -----------      ------------
Net income                                   $  6,820          $  7,359        $   5,843         $   6,396
                                          ------------      ------------      -----------      ------------

Basic earnings per common share              $   0.28          $   0.30        $    0.23         $    0.26
                                          ------------      ------------      -----------      ------------

Diluted earnings per common share            $   0.28          $   0.29        $    0.22         $    0.25
                                          ------------      ------------      -----------      ------------

[12] Business Segments

Business segment information presented below was determined in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information".

The Company provides general contracting, construction management and design-build services to private clients and public agencies throughout the United States and selected overseas locations. The Company’s construction business involves two basic segments: building and civil. The building operation services both private clients and public agencies from offices located in Boston, Phoenix, Las Vegas, Detroit and Celebration, FL and includes a broad range of building construction projects, such as hotels, casinos, health care facilities, correctional facilities, sports complexes, multi-unit residential, commercial, civic, cultural and educational facilities. The civil operation is focused on public civil work in the East and selectively in other geographic locations and includes large, ongoing urban infrastructure repair and replacement projects such as highway and bridge rehabilitation, mass transit projects and waste water treatment facilities. During the years 2000 through 2002, the Company’s chief operating decision making group consisted of the Chairman and Chief Executive Officer, the President and Chief Operating Officer, the President of Perini Building Company and the President of Perini Civil Construction. This group decides how to allocate resources and assess performance of the business segments. Generally, the Company evaluates performance of its operating segments on the basis of income from operations and cash flow. The accounting policies applied by each of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). The following tables set forth certain business and geographic segment information relating to the Company’s operations for each of the three years in the period ended December 31, 2002 (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2002, 2001 and 2000 (continued)

[12] Business Segments (continued)

2002                                    Reportable Segments
                           ----------------------------------------------
                                                                                             Consolidated
                              Building         Civil          Totals         Corporate          Total
                           ---------------  -------------  --------------   ------------    ---------------

Revenues                      $   772,513      $ 312,528      $1,085,041       $      -        $ 1,085,041
Income from Operations        $    26,225      $   6,390      $   32,615       $ (6,735) (a)   $    25,880
Assets                        $   158,241      $ 223,036      $  381,277       $ 21,112  (b)   $   402,389
Capital Expenditures          $     2,175      $   2,335      $    4,510       $      -        $     4,510

2001                                    Reportable Segments
                           ----------------------------------------------
                                                                                             Consolidated
                              Building         Civil          Totals         Corporate          Total
                           ---------------  -------------  --------------   ------------    ---------------

Revenues                      $ 1,199,439      $ 353,957      $1,553,396       $      -        $ 1,553,396
Income from Operations        $    31,612      $   3,918      $   35,530       $ (6,029) (a)   $    29,501
Assets                        $   234,022      $ 246,326      $  480,348       $ 20,893  (b)   $   501,241
Capital Expenditures          $     1,408      $   3,120      $    4,528       $      -        $     4,528

2000                                    Reportable Segments
                           ----------------------------------------------
                                                                                             Consolidated
                              Building         Civil          Totals         Corporate          Total
                           ---------------  -------------  --------------   ------------    ---------------

Revenues                      $   826,191      $ 279,469      $1,105,660       $      -        $ 1,105,660
Income from Operations        $    27,076      $   5,624      $   32,700       $ (5,345) (a)   $    27,355
Assets                        $   224,502      $ 215,886      $  440,388       $ 47,090  (b)   $   487,478
Capital Expenditures          $       727      $   1,066      $    1,793       $      -        $     1,793

(a)      In all years, consists of corporate general and administrative expenses.

(b)      In all years, corporate assets consist principally of cash, cash equivalents, marketable securities, land held for sale and other investments available for general corporate purposes.

Revenues from the Mohegan Sun Project in the building segment totaled approximately $153 million (or 14% of consolidated revenues) in 2002, $457 million (or 29%) in 2001 and $319 million (or 29%) in 2000. Revenues from various agencies of the City of New York in the civil segment totaled approximately $185 million (or 17%) in 2002, $185 million (or 12%) in 2001, and $117 million (or 11%) in 2000.

Information concerning principal geographic areas is as follows:

                                                              Revenues
                                             --------------------------------------------
                                                 2002           2001            2000
                                             -------------  --------------  -------------

United States                                 $ 1,029,097     $ 1,516,810    $ 1,065,304
Foreign and U.S. Territories                       55,944          36,586         40,356
                                             -------------  --------------  -------------

Total                                         $ 1,085,041     $ 1,553,396    $ 1,105,660
                                             =============  ==============  =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2002, 2001 and 2000 (continued)

[12] Business Segments (continued)
                                                   Income (Loss) from Operations
                                             --------------------------------------------

                                                 2002           2001            2000
                                             -------------  --------------  -------------

United States                                    $ 26,731        $ 32,654       $ 35,106
Foreign and U.S. Territories                        5,884           2,876         (2,406)
Corporate                                          (6,735)         (6,029)        (5,345)
                                             -------------  --------------  -------------

Total                                            $ 25,880        $ 29,501       $ 27,355
                                             =============  ==============  =============

Long-lived assets outside the United States are immaterial and therefore not presented here.

There have been no differences from the last annual report in the basis of measuring segment profit or loss. The decrease in assets related to the building segment in 2002 compared to 2001 is due primarily to a decrease in retainage receivable on several large projects. This decrease is transitory and is not indicative of any long-term trend.

[13] Related Party Transactions

Effective with the issuance of Series B Preferred Stock in 1997, the Company entered into an agreement with Tutor-Saliba Corporation (“TSC”), a California corporation engaged in the construction industry, and Ronald N. Tutor, Chief Executive Officer and sole stockholder of TSC, to provide certain management services, as defined. At January 17, 1997, TSC held 351,318 shares of the Company’s $1.00 par value Common Stock. TSC participates in joint ventures with the Company, the Company’s share of which contributed $48.8 million, $17.9 million, and $4.6 million to the Company’s consolidated revenues in 2002, 2001 and 2000, respectively. Mr. Tutor was appointed as one of the three new directors in accordance with the terms of the Series B Preferred Stock transaction, a member of the Executive Committee of the Board and, during 1997, acting Chief Operating Officer of the Company. Effective January 1, 1998, Mr. Tutor was elected Vice Chairman of the Board of Directors and effective July 1, 1999 was elected Chairman of the Board of Directors. Effective March 29, 2000, Mr. Tutor was appointed Chief Executive Officer of the Company. Compensation for the management services consists of payment of $250,000 per year to TSC, options granted to Mr. Tutor, and incentive compensation of $231,000 awarded to Mr. Tutor in 2002 and $250,000 awarded to Mr. Tutor in 2001. All of the stock options granted to Mr. Tutor were granted at or above fair market value on the date of grant and are summarized as follows:

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

In late 2000, the Company entered into a joint venture arrangement with TSC, the sponsoring partner, whereby the Company was to primarily provide certain prequalification and proposal support services to the joint venture in return for a fixed fee of $500,000 payable subsequent to the award and start-up of the project. In addition, the agreement provided that the Company would not be liable for any costs, losses, liabilities or damages that may arise from the project. The Company recorded the $500,000 fixed fee as income in 2001 when its commitment to the joint venture

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2002, 2001 and 2000 (continued)

[13] Related Party Transactions (continued)

was fulfilled. Payment of the fee was received from TSC in February, 2002. In late 2001, the Company entered into a similar joint venture arrangement with TSC, the sponsoring partner, whereby the Company was to primarily provide certain prequalification and proposal support services to the joint venture in return for a fixed fee of $200,000 payable subsequent to the award and start-up of the project. In addition, the agreement provided that the Company would not be liable for any costs, losses, liabilities or damages that may arise from the project. The Company recorded the $200,000 fixed fee as income in 2002 when the contract was awarded to the joint venture. Payment of the fee was received from TSC in February, 2002.

In late 2002, the Company entered into an arrangement with TSC whereby TSC provided a financial guarantee in order for the Company to secure a performance and payment bond on a building project with an estimated contract value of approximately $135 million. As compensation for the financial guarantee, the Company paid TSC a fee of $1.0 million in February 2003.

The new investors that provided $40 million of new equity in the Company on March 29, 2000 as described in Note 7 consist of Tutor-Saliba Corporation (see above), O&G Industries, Inc. (“O&G”), a participant in certain construction joint ventures with the Company, and National Union Fire Insurance Company of Pittsburgh, Pa., a wholly owned subsidiary of American International Group, Inc. (“AIG”), one of the Company’s sureties and a provider of insurance and insurance related services to the Company. After this investment, the cumulative holdings of each of the new investors were as follows:

                 Number of        Percentage of Total
                   Shares          Shares Outstanding
                -------------   -------------------------
TSC                2,704,260             12.0%
O&G                2,502,941             11.1%
AIG                4,705,882             20.8%

Each of the new investors is entitled to appoint a member to the Company's Board of Directors. O&G participates in joint ventures with the Company, the Company's share of which contributed $0.6 million to the Company's consolidated revenues in 2001. Payments to AIG for surety, insurance and insurance related services approximated $9.5 million in 2002, $8.2 million in 2001 and $4.6 million in 2000.

[14] Subsequent Events

On January 23, 2003, the Company completed the acquisition of James A. Cummings, Inc., a privately held construction company based in Fort Lauderdale, Florida, for $20 million in cash, financed in part through the Company's credit facility. James A. Cummings, Inc. is an established building construction and construction management company in the South Florida region specializing in the construction of schools, public and commercial facilities. At January 1, 2003, James A. Cummings, Inc. had a firm backlog of approximately $170 million. The acquisition will be effective as of January 1, 2003 and, accordingly, James A. Cummings, Inc. will be included in the Company's consolidated results of operations and financial position beginning in the first quarter of 2003.

Independent Auditors' Report

To the Stockholders of Perini Corporation:

We have audited the accompanying consolidated balance sheets of PERINI CORPORATION (a Massachusetts corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perini Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note (1)(b) to the consolidated financial statements, in 2002 the Company changed its method of reporting its interests in construction joint ventures in the Consolidated Balance Sheets from the equity method to the proportionate consolidation method and retroactively restated the 2001 and 2000 consolidated financial statements for the change. As discussed in Note (1)(i) to the consolidated financial statements, basic and diluted earnings per share for the year ended December 31, 2000 have been restated.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 21, 2003

Independent Auditors' Report on Schedule

To the Stockholders of Perini Corporation:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated March 21, 2003, which expresses an unqualified opinion and includes an explanatory paragraph concerning a retroactive change in presentation of the Company's joint ventures in the consolidated balance sheets from the equity method to the proportionate consolidation method and the restatement of basic and diluted earnings per share for the year ended December 31, 2000. Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplemental schedule listed in the accompanying index is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 21, 2003

                                                                                                                                       Schedule II

Perini Corporation and Subsidiaries
Valuation and Qualifying Accounts and Reserves
for the Years Ended December 31, 2002, 2001 and 2000
(In Thousands of Dollars)

                                                               Additions
                                                       ---------------------------
                                         Balance at      Charged     Charged to     Deductions       Balance
                                          Beginning     to Costs &      Other          from          at End
                                           of Year       Expenses     Accounts       Reserves        of Year
                                         ------------  ------------  ------------- -------------   ------------
Description

Year Ended December 31, 2002
Reserve for real estate investments       $  9,972      $    --       $    --       $   7,457  (1)  $  2,515
                                         ============  ============  ============= =============   ============

Year Ended December 31, 2001
Reserve for real estate investments       $ 17,621      $    --      $     --       $   7,649  (1)  $  9,972
                                         ============  ============  ============= =============   ============

Year Ended December 31, 2000
Reserve for real estate investments       $ 23,622      $    --      $     --       $   6,001  (1)  $ 17,621
                                         ============  =========================== =============   ============

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

Exhibit Index
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
                           (1997) - Exhibit 10.2 to 1997 Form 10-K filed on March 30, 1998.

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

Exhibit Index
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

                  10.36    Amendment No. 4 dated as of December 31, 2001 to the Management Agreement by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation - filed herewith.

                  10.37    Stock Purchase and Sale Agreement dated December 16, 2002 by and among the
                           Company, James A. Cummings, Inc., James A. Cummings, William R. Derrer and
                           Michael F. Lanciault - filed herewith.

                  10.38    Employment Agreement dated January 23, 2003 by and among the Company, James A.
                           Cummings, Inc. and James A. Cummings - filed herewith.

                  10.39    First Amendment and Waiver dated February 14, 2003 to Credit Agreement among
                           Perini Corporation, Fleet National Bank, as Administrative Agent, and the Lenders -
                           filed herewith.

 Exhibit 18.      Preferability Letter Re:  Change in Accounting Principles - filed herewith.

 Exhibit 21.      Subsidiaries of Perini Corporation - filed herewith.

 Exhibit 23.      Consent of Independent Auditors - filed herewith.

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