Form 10-Q
period 2003-03-31
PERINI CORP
filed 2003-05-12
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X       No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___       No   X

Number of shares of common stock of registrant outstanding at April 30, 2003: 22,664,135

                                                                                                                                            Page 1 of 28

                                          PERINI CORPORATION & SUBSIDIARIES

                                                        INDEX

                                                                                                        Page Number
Part I. -      Financial Information:

               Item 1.    Financial Statements (Unaudited)

                          Consolidated Condensed Balance Sheets-                                             3
                          March 31, 2003 and December 31, 2002

                          Consolidated Condensed Statements of Income -                                      4
                          Three Months ended March 31, 2003 and 2002

                          Consolidated Condensed Statements of Cash Flows  -                                 5
                          Three Months ended March 31, 2003 and 2002

                          Notes to Consolidated Condensed Financial Statements                               6 - 15

               Item 2.    Management's Discussion and Analysis of the Consolidated Financial
                          Condition and Results of Operations                                               16 - 19

               Item 3.    Quantitative and Qualitative Disclosures About Market Risk                         19

               Item 4.    Controls and Procedures                                                            20

Part II. -     Other Information:

               Item 1.     Legal Proceedings                                                                 21

               Item 2.     Changes in Securities and Use of Proceeds                                         21

               Item 3.     Defaults Upon Senior Securities                                                   21 - 22

               Item 4.     Submission of Matters to a Vote of Security Holders                               22

               Item 5.     Other Information                                                                 22

               Item 6.     Exhibits and Reports on Form 8-K                                                  22 - 25

               Signatures                                                                                    26

               Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                      27 - 28

                                            PERINI CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                                           MARCH 31, 2003 AND DECEMBER 31, 2002
                                                      (In Thousands)

                                          ASSETS                                         MARCH 31,       DEC. 31,
                                                                                           2003           2002
                                                                                        -------------  --------------

Cash and Cash Equivalents (Note 4)                                                         $  69,116       $  47,031
Accounts and Notes Receivable                                                                234,875         218,172
Unbilled Work                                                                                103,752         112,563
Land Held for Sale, Net                                                                        2,070           2,173
Other Current Assets                                                                           4,645           1,992
                                                                                        -------------  --------------
     Total Current Assets                                                                  $ 414,458       $ 381,931
                                                                                        -------------  --------------

Property and Equipment, less Accumulated Depreciation of $21,201 in 2003 and
$19,858 in 2002                                                                            $  16,837       $  14,042
                                                                                        -------------  --------------

Other Assets                                                                               $  24,759       $   6,416
                                                                                        -------------  --------------

                                                                                           $ 456,054       $ 402,389
                                                                                        =============  ==============
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Maturities of Long-term Debt (Note 7)                                              $   2,206       $     416
Accounts Payable                                                                             205,729         162,456
Deferred Contract Revenue                                                                     66,226          65,868
Accrued Expenses                                                                              31,928          37,283
                                                                                        -------------  --------------
     Total Current Liabilities                                                             $ 306,089       $ 266,023
                                                                                        -------------  --------------

Long-term Debt, less current maturities included above (Note 7)                            $  13,745       $  12,123
                                                                                        -------------  --------------

Other Long-term Liabilities (Note 10)                                                      $  38,683       $  37,594
                                                                                        -------------  --------------

Contingencies and Commitments (Note 6)

Stockholders' Equity:
  Preferred Stock                                                                          $     100       $     100
  Series A Junior Participating Preferred Stock                                                    -               -
  Stock Purchase Warrants                                                                      2,233           2,233
  Common Stock                                                                                22,725          22,725
  Paid-In Surplus                                                                             95,015          95,546
  Retained Earnings (Deficit)                                                                 (1,998)        (13,417)
  Less - Treasury Stock                                                                         (965)           (965)
                                                                                        -------------  --------------
                                                                                           $ 117,110       $ 106,222
  Accumulated Other Comprehensive Loss                                                       (19,573)        (19,573)
                                                                                        -------------  --------------
     Total Stockholders' Equity                                                            $  97,537       $  86,649
                                                                                        -------------  --------------

                                                                                           $ 456,054       $ 402,389
                                                                                        =============  ==============

The accompanying notes are an integral part of these financial statements.

                                   PERINI CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                           FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (In Thousands, Except Share Data)

                                                                           THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                   ------------------------------

                                                                       2003             2002
                                                                   -------------    -------------

Revenues (Note 11)                                                    $ 291,260        $ 321,370

Cost of Operations                                                      277,557          308,371
                                                                   -------------    -------------

Gross Profit                                                          $  13,703        $  12,999

General and Administrative Expenses                                       8,808            7,066
                                                                   -------------    -------------

INCOME FROM OPERATIONS (Note 11)                                      $   4,895        $   5,933

Other Income (Expense), Net                                                (174)            (328)
Interest Expense                                                           (202)            (400)
                                                                   -------------    -------------

Income before Income Taxes                                            $   4,519        $   5,205

Credit for Income Taxes (Note 8)                                          6,900               10
                                                                   -------------    -------------

NET INCOME                                                            $  11,419        $   5,215
                                                                   =============    =============

Less:  Accrued Dividends on $21.25 Preferred Stock (Note 10)               (531)            (531)
                                                                   -------------    -------------

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS                          $  10,888        $   4,684
                                                                   =============    =============

BASIC EARNINGS PER COMMON SHARE (Note 9)                              $    0.48        $    0.21
                                                                   =============    =============

DILUTED EARNINGS PER COMMON SHARE (Note 9)                            $    0.48        $    0.20
                                                                   =============    =============

DIVIDENDS PER COMMON SHARE (Note 10)                                  $       -        $       -
                                                                   =============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 9):

  BASIC                                                              22,664,135       22,664,135
                                                                   =============    =============
  DILUTED                                                            22,678,179       23,562,990
                                                                   =============    =============

The accompanying notes are an integral part of these financial statements.

                                       PERINI CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                                 (In Thousands)

                                                                                             THREE MONTHS
                                                                                            ENDED MARCH 31,
                                                                                      ----------------------------
                                                                                         2003            2002
                                                                                      ------------   -------------

Cash Flows from Operating Activities:
  Net income                                                                            $  11,419       $   5,215
  Adjustments to reconcile net income to net cash from operating activities:
       Depreciation and amortization                                                          832             887
       Cash provided from (used by) changes in components of working capital other
         than cash, current maturities of long-term debt and deferred tax asset            24,207         (10,821)
       Net deferred tax asset                                                              (7,000)              -
       Other long-term liabilities                                                            558             531
  Other non-cash items, net                                                                   6             (16)
                                                                                      ------------   -------------

    NET CASH PROVIDED FROM (USED BY) OPERATING ACTIVITIES                               $  30,022       $  (4,204)
                                                                                      ------------   -------------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment                                          $     114       $      25
  Acquisition of property and equipment                                                    (3,190)         (2,083)
  Acquisition of James A. Cummings, Inc., net of cash balance acquired                     (8,613)              -
  Investment in land held for sale, net                                                       (50)           (324)
  Proceeds from sale of marketable securities                                                 380               -
  Investment in other activities                                                               10            (461)
                                                                                      ------------   -------------

    NET CASH USED BY INVESTING ACTIVITIES                                               $ (11,349)      $  (2,843)
                                                                                      ------------   -------------

Cash Flows from Financing Activities:
  Proceeds from long-term debt                                                          $   3,529       $   9,816
  Reduction of long-term debt                                                                (117)         (9,889)
                                                                                      ------------   -------------

    NET CASH PROVIDED FROM (USED BY) FINANCING ACTIVITIES                               $   3,412       $     (73)
                                                                                      ------------   -------------

Net Increase (Decrease) in Cash                                                         $  22,085       $  (7,120)
Cash at Beginning of Year                                                                  47,031          56,542
                                                                                      ------------   -------------

Cash at End of Period                                                                   $  69,116       $  49,422
                                                                                      ============   =============

Supplemental Disclosure of Cash Paid During the Period For:
  Interest                                                                              $     221       $     378
                                                                                      ============   =============
  Income tax payments                                                                   $     501       $     348
                                                                                      ============   =============

The accompanying notes are an integral part of these financial statements.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation
The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2002. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2003 and December 31, 2002 and results of operations and cash flows for the three month periods ended March 31, 2003 and 2002. The results of operations for the three month period ended March 31, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003 because the Company’s results are primarily generated from a limited number of significant active construction contracts. Therefore, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

(2) Significant Accounting Policies
The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note (1) to such financial statements included in Form 10-K for the year ended December 31, 2002. The Company has made no significant change in these policies during 2003.

(3) Stock-Based Compensation
The Company accounts for stock options granted to employees and directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income since all stock options granted by the Company had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee and director compensation (in thousands). The effect of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future charges.

                                                                    Three Months Ended
                                                                         March 31,
                                                               ------------------------------
                                                                   2003             2002
                                                               -------------     ------------

Net income, as reported                                            $ 11,419          $ 5,215
Less:  Total stock-based employee compensation expense
  determined under fair value based method for all awards                 -             (708)
                                                               -------------     ------------

Net income, pro forma                                              $ 11,419          $ 4,507
                                                               =============     ============

Basic earnings per common share:
    As reported (see Note 9)                                       $   0.48         $   0.21
    Pro forma                                                      $   0.48         $   0.18

Diluted earnings per common share:
    As reported (see Note 9)                                       $   0.48         $   0.20
    Pro forma                                                      $   0.48         $   0.17

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(4) Cash and Cash Equivalents
Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

Cash and cash equivalents as reported in the accompanying Consolidated Condensed Balance Sheets consist of amounts held by the Company that are available for general corporate purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses. Cash held by construction joint ventures is distributed from time to time to the Company and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by the Company from its construction joint ventures are then available for general corporate purposes. At March 31, 2003 and December 31, 2002, cash and cash equivalents consisted of the following (in thousands):

                                                              March 31,       Dec. 31,
                                                                2003            2002
                                                            -------------    -----------

Corporate cash and cash equivalents (available
  for general corporate purposes)                             $ 40,268        $ 11,220

Company's share of joint venture cash and
  cash equivalents (available only for joint venture
  purposes, including future distributions)                     28,848          35,811
                                                            -------------    -----------
                                                              $ 69,116        $ 47,031
                                                            =============    ===========

(5) Acquisition of James A. Cummings, Inc.
On January 23, 2003, the Company completed the acquisition of 100% of the outstanding common stock of James A. Cummings, Inc. (“Cummings”), a privately held construction company based in Fort Lauderdale, Florida, for $20 million in cash, financed in part through the Company’s credit facility. Cummings is an established building construction and construction management company in the South Florida region specializing in the construction of schools, municipal buildings, and commercial facilities. At January 1, 2003, Cummings had a firm backlog of approximately $170 million. The acquisition is effective as of January 1, 2003 and, accordingly, Cummings’ financial results are included in the Company’s consolidated results of operations and financial position beginning in the first quarter of 2003.

The transaction was accounted for using the purchase method of accounting as required by FASB Statement No. 141, “Business Combinations”. Goodwill and identifiable intangible assets recorded in the acquisition will be tested periodically for impairment as required by FASB Statement No. 142 “Goodwill and Other Intangible Assets”. The preliminary allocation of acquisition costs, which consists of the $20 million cash consideration referred to above and $565,000 of other direct acquisition costs, is as follows (in thousands):

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(5) Acquisition of James A. Cummings, Inc. (continued)

Current assets                                             $ 34,419
Property and equipment, net                                     394
Other long-term assets                                           23
Goodwill                                                     12,990
Other identifiable intangible assets                            575
                                                        ------------
Total assets acquired                                      $ 48,401
Less-Current liabilities                                    (27,836)
                                                        ------------

Total Consideration and Acquisition Costs                  $ 20,565
                                                        ============

Since the acquisition was effective as of January 1, 2003, the Company's actual 2003 first quarter results include Cummings for the total period. Therefore, the following pro forma financial information is only presented for the comparative 2002 first quarter period (in thousands, except per share data):

                                             Three Months Ended
                                               March 31, 2002
                                        ------------------------------
                                           Actual          Pro forma
                                        -------------   --------------

Revenues                                   $ 321,370        $ 345,714
Gross profit                               $  12,999        $  14,594
Net income                                 $   5,215        $   5,853

Basic earnings per common share            $    0.21        $    0.24
Diluted earnings per common share          $    0.20        $    0.23

The pro forma results have been prepared for comparative purposes only and include certain adjustments such as increased interest expense on acquisition debt and additional amortization expenses related to intangible assets arising from the acquisition. The pro forma results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisition been in effect on January 1, 2002 or of future results.

(6) Contingencies and Commitments
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

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(6) Contingencies and Commitments (continued)
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

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(6) Contingencies and Commitments (continued)
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

(c) City of San Francisco vs. Tutor-Saliba, Perini & Buckley Joint Venture Matter
In November 2002, the San Francisco City Attorney, on behalf of the City and County of San Francisco and the citizens of California ("Plaintiffs"), filed a civil action with a demand for a jury trial against Tutor-Saliba Corporation ("TSC"), the Tutor-Saliba, Perini & Buckley, Joint Venture ("JV"), Perini Corporation ("Perini"), Buckley & Company, Inc. ("Buckley") and their bonding companies in the United States District Court in San Francisco relating to seven contracts for work on the expansion of the San Francisco International Airport. The Plaintiffs allege various overcharges, bidding violations, violations of minority contracting regulations, civil fraud, and violation of the California and San Francisco False Claims and California Unfair Competition Acts. In addition, the Plaintiffs allege that TSC has violated the United States Racketeer Influenced Corrupt Organizations Act. The Plaintiffs have asserted $30 million in damages and are seeking treble damages, various civil penalties and debarment of the JV and TSC from doing business with the City of San Francisco. The Plaintiffs have not allocated their claims for damages and penalties amongst the defendants or the seven contracts at issue, only two of which involved the JV. TSC is the managing partner of the JV and, in December 1997, Perini sold its entire 20% interest in the JV to TSC. TSC has agreed to indemnify Perini from any liability arising out of the joint venture, including legal fees and expenses.

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

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(6) Contingencies and Commitments (continued)
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

On August 14, 2002 the Massachusetts Attorney General's office, pursuant to its authority under the Massachusetts False Claims Act, served a Civil Investigative Demand ("CID") on Perini and the other joint venture partners. The CID sought the production of certain construction claims documentation in connection with the Central Artery/Tunnel Contract No. C11A1. PKC vigorously denies that it submitted any false claims and is cooperating with the Attorney General's Office in the ongoing investigation

In December 2002, PKC and MHD entered into an agreement whereby the parties agreed to attempt to resolve by negotiation and mediation all of the outstanding claims on the project. As part of the agreement, the MHD recommended for approval by the Massachusetts Turnpike Authority a contract modification that provides for provisional payments to PKC totaling $25 million against PKC's outstanding claims. To date, PKC has received $23.75 million of those provisional payments. The parties also agreed to stay the pending litigation

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(6) Contingencies and Commitments (continued)
(d) Perini/Kiewit/Cashman Joint Venture - Central Artery/Tunnel Project Matter (continued)
and DRB proceedings during the negotiations. The ultimate financial impact of resolving all of the claims on this project is not yet determinable.

(e) Redondo/Perini Joint Venture vs. Siemens Transportation Matter
This is a binding arbitration proceeding arising out of a contract between the Redondo/Perini Joint Venture ("RPJV"), a joint venture in which Perini Corporation ("Perini") and Redondo Construction Corp. ("Redondo") each have a 50% interest, and the Siemens Transportation Partnership, S.E., Puerto Rico ("STP"). STP, in conjunction with the Siemens Transportation Team, is constructing a public metropolitan passenger rail transportation project for the Commonwealth of Puerto Rico known as the Tren Urbano Phase I Project (the "Project"). The Project consists of approximately 17 kilometers of railway track work and the construction of sixteen railway stations in Puerto Rico which, for contracting purposes, have been divided into nine alignment sections. Pursuant to its contract with STP, RPJV has agreed to design and construct the majority of the railway station fixed facilities in Alignment Section 3 along with the railway track throughout the Project.

On March 19, 2002, Redondo filed a petition for reorganization under 11 U.S.C. Chapter 11 in U.S. Bankruptcy Court for the District of Puerto Rico.

On December 23, 2002, RPJV filed an arbitration demand against STP seeking the recovery of additional costs related to design changes and the late completion of the design for Alignment Section 3 in the amount of approximately $38 million. On January 31, 2003, STP filed a counter-demand against RPJV seeking the recovery of damages allegedly related to defects in design and construction and the late completion of RPJV's work in the amount of approximately $17.9 million along with the repayment of approximately $22.6 million for alleged advances previously paid to RPJV.

An arbitration panel has not been chosen and no date for the arbitration hearing has been established. The ultimate financial impact of resolving all of the claims on this Project is not yet determinable.

(f) $21.25 Preferred Shareholders Class Action Lawsuit
On October 15, 2002, Frederick Doppelt, Arthur I. Caplan and Leland D. Zulch filed a lawsuit individually, and as representatives of a class of holders of the Company's $2.125 Depositary Convertible Exchangeable Shares (the "Depositary Shares", each of which represents 1/10th of a share of the Company's $21.25 Convertible Exchangeable Preferred Shares), against certain current and former directors of Perini (the "Massachusetts Defendants"). This lawsuit is captioned Doppelt, et al. v. Tutor, et al., United States District Court for the District of Massachusetts, No. 02CV12010MLW. Mr. Doppelt is a current Director of the Company and Mr. Caplan is a former Director of the Company.

Specifically, the Complaint alleges that the Massachusetts Defendants breached their fiduciary duties owed to the holders of the Depositary Shares and to Perini. The plaintiffs principally allege that the Massachusetts Defendants improperly authorized the exchange of Series B Preferred Stock for common stock while simultaneously refusing to pay accrued dividends due on the Depositary Shares. The plaintiffs seek damages in an amount not less than $14,875,000 plus interest, costs, fees, and other unspecified punitive and exemplary damages.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(6) Contingencies and Commitments (continued)
(f) $21.25 Preferred Shareholders Class Action Lawsuit (continued)
On January 6, 2003, the Massachusetts Defendants moved to dismiss the lawsuit. Among other things, the Massachusetts Defendants argued that: (1) they did not owe fiduciary duties to the holders of the Depositary Shares and (2) the claims of breach of fiduciary duty owed to Perini must be dismissed because the claim could only be brought as a derivative action. On March 21, 2003, the plaintiffs filed an opposition to the motion to dismiss. The Court has not yet ruled on the motion to dismiss.

In 2001, a somewhat similar lawsuit was filed by some of the same plaintiffs in the United States District Court for the Southern District of New York. In 2002, the case was dismissed and upon appeal by the plaintiffs to the United States Court of Appeals for the Second Circuit, the appeal was dismissed.

(g) Other
Contingent liabilities also include liability of contractors for performance and completion of both Company and joint venture construction contracts. In addition to the legal matters described above, the Company is involved in various lawsuits, arbitration and alternative dispute resolution proceedings. In the opinion of management, the resolution of these proceedings will not have a material effect on the Company's results of operations or financial condition.

(7) Long-term Debt
On January 23, 2002, the Company entered into an agreement with a bank group to refinance its former credit facility with a new $45 million credit agreement (the "Credit Agreement"). In February 2003, the terms of the Credit Agreement were amended to increase the revolving credit facility from $45 million to $50 million; to extend the term of the Credit Agreement from January 2004 to June 2005; to increase the amount of unborrowed revolving commitment available for letters of credit from $5.0 million to $7.5 million; and to adjust certain financial covenants. Other terms of the Credit Agreement remained the same, including the provision that amounts due in June 2005, if not extended or repaid, convert to a three year term loan with equal quarterly principal payments. Because of this provision, borrowings under the Credit Agreement are classified as "Long-term Debt" in the accompanying Consolidated Condensed Balance Sheets.

(8) Credit For Income Taxes
The credit for income taxes in 2003 is due primarily to the recognition of a $7.0 million federal tax benefit in accordance with SFAS No. 109, "Accounting for Income Taxes" based on the expectation that the Company will be able to utilize a portion of its net operating loss carryforwards in future years. In addition, the credit for income taxes reflects a lower-than-normal tax rate in both years due primarily to the realization of a portion of the federal tax benefit not recognized in prior years. Also, the credit for income taxes in 2002 reflects the reversal of the federal alternative minimum tax provided in 2001 which was no longer required based on the provisions of the Job Creation and Workers Assistance Act of 2002.

(9) Per Share Data
Basic earnings per common share was computed by dividing net income less dividends accrued on the $21.25 Preferred Stock during the period (see Note 10) by the weighted average number of common shares outstanding. Diluted earnings per common share was similarly computed after

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(9) Per Share Data (continued)
giving consideration to the dilutive effect of stock options outstanding on the weighted average number of common shares outstanding.

Options to purchase 3,164,500 shares of Common Stock at prices ranging from $4.50 to $8.66 per share were outstanding at March 31, 2003 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the Common Stock. Options to purchase 564,000 shares of Common Stock at prices ranging from $8.10 to $16.44 per share were outstanding at March 31, 2002 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the Common Stock. In addition, the effect of the assumed conversion of the Company's $21.25 Preferred Stock and Stock Purchase Warrants into Common Stock is antidilutive for both periods presented.

(10) Dividends
(a) Common Stock
There were no cash dividends declared or paid on the Company's outstanding Common Stock during the periods presented in the consolidated condensed financial statements included herein.

(b) $21.25 Preferred Stock
In conjunction with the covenants of the Company's prior Credit Agreements, the Company was required to suspend the payment of quarterly dividends on its $21.25 Preferred Stock until certain financial criteria were met. Quarterly dividends on the $21.25 Preferred Stock have not been paid since 1995 (although they have been fully accrued due to the "cumulative" feature of the $21.25 Preferred Stock). The aggregate amount of dividends in arrears is approximately $15,936,000 at March 31, 2003, which represents approximately $159.36 per share of $21.25 Preferred Stock or approximately $15.94 per Depositary Share and is included in "Other Long-term Liabilities" in the Consolidated Condensed Balance Sheets. Under the terms of the $21.25 Preferred Stock, the holders of Depositary Shares are entitled to elect two additional Directors when dividends have been deferred for more than six quarters, and they did so at each of the last five Annual Meetings of Stockholders.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(11) Business Segments
The following tables set forth certain business segment information relating to the Company's operations for the three month periods ended March 31, 2003 and 2002 (in thousands):

Three months ended March 31, 2003
                                                     Reportable Segments
                                         --------------------------------------------
                                                                                                      Consolidated
                                          Building         Civil         Totals       Corporate          Totals
                                         ------------   ------------  -------------  ------------    ----------------
Revenues                                    $245,559       $ 45,701       $291,260      $      -           $ 291,260
Income from Operations                      $  5,202       $  1,642       $  6,844      $ (1,949)*         $   4,895
Assets                                      $199,626       $199,281       $398,907      $ 57,147 **        $ 456,054

Three months ended March 31, 2002
                                                     Reportable Segments
                                         --------------------------------------------
                                                                                                      Consolidated
                                          Building         Civil         Totals       Corporate          Totals
                                         ------------   ------------  -------------  ------------    ----------------
Revenues                                    $244,233       $ 77,137       $321,370      $      -           $ 321,370
Income from Operations                      $  5,441       $  1,729       $  7,170      $ (1,237)*         $   5,933
Assets                                      $192,361       $219,001       $411,362      $ 30,777 **        $ 442,139

*      In all periods, consists of corporate general and administrative expenses.

**    In all periods, corporate assets consist principally of cash, cash equivalents, marketable securities, net deferred tax asset, land held for sale and other investments available for general corporate purposes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS

Results of Operations

Comparison of the First Quarter of 2003 with the First Quarter of 2002

On January 23, 2003, the Company completed the acquisition of James A. Cummings, Inc., (“Cummings”) a privately held construction company based in Fort Lauderdale, Florida. The acquisition was effective as of January 1, 2003 and, accordingly, the financial results of Cummings are included in the Company’s consolidated results of operations and financial position at and for the three months ended March 31, 2003. See Note 5 of Notes to Consolidated Condensed Financial Statements for a further discussion and analysis of the acquisition of Cummings and related pro forma financial information.

The overall increase in net income of $6.2 million, from $5.2 million in 2002 to $11.4 million in 2003 was due primarily to the recognition of a $7.0 million federal tax benefit based on the expectation that the Company will be able to utilize a portion of its net operating loss carryforwards in future years.

Overall revenues from construction operations decreased by $30.1 million (or 9.4%), from $321.4 million in 2002 to $291.3 million in 2003. This decrease was due primarily to a decrease in civil construction revenues of $31.4 million (or 40.7%), from $77.1 million in 2002 to $45.7 million in 2003. Building construction revenues of $245.6 million in 2003 were approximately the same as building construction revenues of $244.3 million in 2002. The decrease in revenues from civil construction operations primarily reflects the decrease in the Company’s year-end backlog at December 31, 2002 compared to the year-end backlog at December 31, 2001, as the pace of new contract awards slowed during the past year. Building construction operations also experienced a decrease in revenues due to the slow pace of new work awards during the past year; however, this decrease was offset by an increase in revenues as a result of the Cummings acquisition in January, 2003.

Income from construction operations decreased by $0.4 million (or 5.6%), from $7.2 million in 2002 to $6.8 million in 2003. Building construction operating income decreased by $0.3 million, from $5.5 million in 2002 to $5.2 million in 2003. Building construction operating income was negatively impacted by a $0.9 million increase in building construction-related general and administrative expenses (exclusive of Cummings) primarily in connection with the pursuit of new work opportunities. Largely offsetting this increase in expense was an increase in gross profit in 2003 (exclusive of Cummings) as a result of an increase in the average gross margin on building construction contracts (exclusive of Cummings) from 3.8% in 2002 to 4.2% in 2003 due primarily to an upward profit revision on an overseas project. Despite the decrease in revenues discussed above, civil construction operating income decreased by only $0.1 million, from $1.7 million in 2002 to $1.6 million in 2003 due to an increase in the gross margin. The improvement in gross margin was primarily due to downward profit revisions in 2002 on several infrastructure projects in the metropolitan New York area. Income from operations was also negatively impacted by a $0.6 million increase in corporate general and administrative expenses, from $1.3 million in 2002 to $1.9 million in 2003 due primarily to an increase in outside professional fees relating to the annual audit of the Company’s financial statements and to the tender offer made by the Company in 2003 for up to 90% of its $2.125 Depositary Convertible Exchangeable Shares.

The credit for income taxes in 2003 is due primarily to the recognition of a $7.0 million federal tax benefit in accordance with SFAS No. 109, “Accounting for Income Taxes” based on the expectation that the Company will be able to utilize a portion of its net operating loss carryforwards in future years. In addition, the credit for income taxes reflects a lower-than-normal tax rate in both years due primarily to the realization of a portion of the federal tax benefit not recognized in prior years. Also, the credit for income taxes in 2002 reflects the reversal of the federal alternative minimum tax provided in 2001 which was no longer required based on the provisions of the Job Creation and Worker Assistance Act of 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
(continued)

Financial Condition

In February 2003, the terms of the Company’s existing $45 million revolving credit facility (the “Credit Agreement”) were amended to increase the revolving credit facility from $45 million to $50 million; to extend the term of the Credit Agreement from January 2004 to June 2005; to increase the amount of unborrowed revolving credit commitment available for letters of credit from $5.0 million to $7.5 million; and to adjust certain financial covenants. Other terms of the Credit Agreement remained the same, including the provision that amounts due in June 2005, if not extended or repaid, convert to a three year term loan. The Credit Agreement, as amended, will provide the Company with greater flexibility in providing the working capital needed to support the anticipated growth of the Company’s construction activities and other corporate activities. At March 31, 2003, the Company had $42.2 million available to borrow under the Credit Agreement.

Cash and cash equivalents as reported in the accompanying Consolidated Condensed Statements of Cash Flows consist of amounts held by the Company as well as the Company’s proportionate share of amounts held by construction joint ventures. Cash held by the Company is available for general corporate purposes while cash held by construction joint ventures is available only for joint venture-related uses. Cash held by construction joint ventures is distributed from time to time to the Company and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by the Company from its construction joint ventures are then available for general corporate purposes. At March 31, 2003 and December 31, 2002, cash held by the Company and available for general corporate purposes was $40.3 million and $11.2 million, respectively, and the Company’s proportionate share of cash held by joint ventures and available only for joint venture-related uses was $28.8 million and $35.8 million, respectively.

During the first three months of 2003, the Company generated $30.0 million in cash flow from operating activities and $3.4 million from a net increase in debt to fund $11.3 million used by investing activities, primarily for the acquisition of Cummings, as well as to acquire construction equipment and an office building and equipment storage facility to be used by Company’s civil construction operations. As a result, the Company’s consolidated cash balance increased by $22.1 million, from $47.0 million at December 31, 2002 to $69.1 million at March 31, 2003. In the first quarter of 2003 the Company received its proportionate share of provisional payments against outstanding claims on a Central Artery/Tunnel “Big Dig” joint venture project in Boston, Massachusetts, as a result of an agreement reached in December, 2002 (see Note 6(d) of Notes to Consolidated Condensed Financial Statements). This amount of approximately $13.3 million was a significant contributor to the $30.0 million in cash flow generated from operating activities in the first quarter of 2003.

Working capital decreased slightly, from $115.9 million at the end of 2002 to $108.4 million at March 31, 2003. The current ratio decreased from 1.44:1.00 to 1.35:1.00 during the same period.

Long-term debt at March 31, 2003 was $13.7 million, an increase of $1.6 million from December 31, 2002. The long-term debt to equity ratio was .14:1.00 at both March 31, 2003 and December 31, 2002.

The aggregate amount of dividends in arrears on the Company’s $21.25 Preferred Stock is approximately $15,936,000 at March 31, 2003. As of December 31, 2000, the financial criteria in the Company’s prior Credit Agreement which restricted the payment of dividends were satisfied, thereby making the resumption of dividends possible if the Company believed that its working capital was sufficient to warrant the resumption of payment of the regular dividend or any of the dividends in arrears on the $21.25 Preferred Stock. The Company does not currently have any plans or target date for when this action may

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
(continued)

occur. This decision is based on the following circumstances:

  A strong working capital position provides the Company the option of performing large projects without a joint venture partner or to assume the sponsoring partner position resulting in a larger proportionate interest and a greater share of joint venture profits.

  A significant amount of working capital is dedicated to the funding requirements of the Company’s construction backlog, including contract receivables and retainages, unapproved change orders and contract claims.

  The Company is currently in the process of pursuing a strategy to profitably expand its construction business internally or through acquisition, either of which will likely require additional capital.

  The Company currently has a tender offer outstanding to purchase for cash up to 900,000 shares of its outstanding $2.125 Depositary Convertible Exchangeable Shares (each Depository Share representing 1/10th of a share of the Company’s $21.25 Convertible Exchangeable Preferred Stock) at an adjusted price of $25.00 per share.

The Board of Directors does not believe that it is, or will be, proper or prudent to pay or commit to pay dividends on the $21.25 Preferred Stock for the foreseeable future, and it is not obligated to do so under the terms of the $21.25 Preferred Stock.

Outlook

  Construction Operations - The construction backlog at March 31, 2003 was $992 million compared to $990 million at December 31, 2002 (or $1.160 billion when adjusted for the addition of backlog from the January 2003 acquisition of Cummings). Although new work awards continue at a slower pace than anticipated, the Company is experiencing an improving new work acquisition period in the second quarter of 2003. Low bids and pending contract awards not included in the backlog at March 31, 2003 amount to more than $500 million. Low bids and pending awards include hospitality and gaming related projects of approximately $285 million, a civil project of approximately $123 million and other building and international projects in excess of $100 million. The demand for the Company’s preconstruction services remains at a high level, and plans for public works construction at the local, state, federal and international levels remain strong in its market areas.

  In January 2003, the Company achieved a major step in its stated strategy to “profitably expand its construction business internally or through selective acquisitions” by concluding the acquisition of Cummings. Cummings is an established building construction and construction management company in the South Florida region specializing in the construction of schools, municipal buildings, and commercial facilities with a qualified management team capable of capitalizing on future growth opportunities in the area. The acquisition of Cummings expands the Company’s market presence in the Southeast Region, an area with projected above average future growth. The acquisition of Cummings had a positive impact on the Company’s first quarter financial position, construction backlog, and results of operations, and management expects that Cummings will continue to make a positive contribution to the Company’s operating results during the balance of 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
(continued)

  Liquidity – As discussed under the caption “Financial Condition” above, in February 2003, the terms of the Company’s existing $45 million revolving credit facility were amended to, among other things, increase the revolving credit facility from $45 million to $50 million and to extend the term of the Credit Agreement from January 2004 to June 2005. The Credit Agreement, as amended, will provide the Company with greater flexibility in providing the working capital needed to support the anticipated growth of the Company’s construction activities and other corporate purposes. In addition, effective March 31, 2003, the Company commenced a tender offer to purchase for cash up to 900,000 shares, or approximately 90%, of its outstanding $2.125 Depositary Convertible Exchangeable Shares at an adjusted price of $25.00 per share, net. The offer is scheduled to expire on June 9, 2003. The source of cash to fund the tender offer will come from working capital, and, to the extent required, from borrowings under the Company’s Credit Agreement. At March 31, 2003, the Company had $42.2 million available to borrow under the Credit Agreement.

Forward-looking Statements

The statements contained in this Management’s Discussion and Analysis of the Consolidated Condensed Financial Statements, including “Outlook”, and other sections of this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company’s or its management’s expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the control of the Company) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules; the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings; the availability of borrowed funds on terms acceptable to the Company; changes in federal and state appropriations for infrastructure projects; possible changes or developments in worldwide or domestic political, social, economic, business, industry, market and regulatory conditions or circumstances; and actions taken or not taken by third parties including the Company’s customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should any of the Company’s assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s exposure to market risk since December 31, 2002.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

        The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as such term is defined in paragraph (c) of the Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q. In conjunction with their initial evaluation, they formed a Disclosure Controls and Procedures Committee to formalize the Company’s current disclosure controls and procedures and to assist in the periodic evaluations of the Company’s disclosure controls and procedures. Based on their evaluation, they have concluded that the Company’s disclosure controls and procedures are operating effectively.

(b) Changes in internal controls

        There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. - Other Information

Item 1. - Legal Proceedings

        Redondo/Perini Joint Venture vs. Siemens Transportation Matter
        This is a binding arbitration proceeding arising out of a contract between the Redondo/Perini
        Joint Venture ("RPJV"), a joint venture in which Perini Corporation ("Perini") and Redondo
        Construction Corp. ("Redondo") each have a 50% interest, and the Siemens Transportation
        Partnership, S.E., Puerto Rico ("STP").  STP, in conjunction with the Siemens Transportation Team, is constructing a public metropolitan passenger rail transportation project for the Commonwealth of
        Puerto Rico known as the Tren Urbano Phase I Project (the "Project").  The Project consists of approximately 17 kilometers of railway track work and the construction of sixteen railway stations in
        Puerto Rico which, for contracting purposes, have been divided into nine alignment sections.
        Pursuant to its contract with STP, RPJV has agreed to design and construct the majority of the railway station fixed facilities in Alignment Section 3 along with the railway track throughout the
        Project.

        On March 19, 2002, Redondo filed a petition for reorganization under 11 U.S.C. Chapter 11 in U.S.
        Bankruptcy Court for the District of Puerto Rico.

        On December 23, 2002, RPJV filed an arbitration demand against STP seeking the recovery of additional costs related to design changes and the late completion of the design for Alignment
        Section 3 in the amount of approximately $38 million.  On January 31, 2003, STP filed a counter-
        demand against RPJV seeking the recovery of damages allegedly related to defects in design and construction and the late completion of RPJV's work in the amount of approximately $17.9 million along with the repayment of approximately $22.6 million for alleged advances previously paid to
        RPJV.

        An arbitration panel has not been chosen and no date for the arbitration hearing has been established.  The ultimate financial impact of resolving all of the claims on this Project is not yet determinable.

Item 2. - Changes in Securities and Use of Proceeds

(a)     None

(b)     None

(c)     None

(d)     Not applicable

Item 3. - Defaults Upon Senior Securities

(a)     None

Part II. - Other Information (continued)

(b)     In accordance with the covenants of the 1995 Amended Revolving Credit Agreement, the First
        Amended and Restated Credit Agreement effective January 17, 1997 and the Second Amended and Restated Credit Agreement effective March 29, 2000, the Company was required to suspend the payment of quarterly dividends on its $21.25 Convertible Exchangeable Preferred Stock ("$21.25
        Preferred Stock") until certain financial criteria were met, commencing with the dividend that normally would have been declared during December 1995.  Although the financial criteria were satisfied as of December 31, 2000 and the Company's most recent Credit Agreement, entered into in
        January 2002 and amended in February 2003, does not contain similar restrictions, the Board of
        Directors does not believe that it is proper or prudent to pay or commit to pay dividends on the
        $21.25 Preferred Stock for the foreseeable future based on the Company's other working capital requirements.  See additional comments under "Financial Condition" on pages 17 and 18 herein.
        Therefore, as of March 31,2003, the aggregate amount of dividends in arrears is approximately
        $15,936,000, which represents approximately $159.36 per share of $21.25 Preferred Stock or approximately $15.94 per Depositary Share.  While these dividends have not been declared or paid, they have been fully accrued in accordance with then "cumulative" feature of the $21.25 Preferred
        Stock.

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

Part II. - Other Information (continued)

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

Part II. - Other Information (continued)

                  10.3      Perini Corporation Amended and Restated Construction Business Unit
                            Incentive Compensation Plan - Exhibit 10.3 to 1997 Form 10-K filed on March
                            30, 1998.

                  10.16     Management Agreement dated as of January 17, 1997 by and among the
                            Company, Ronald N. Tutor and Tutor-Saliba Corporation - Exhibit 10.16 to
                            Form 10-K filed on March 31, 2003.

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

                  10.36     Amendment No. 4 dated as of December 31, 2001 to the Management Agreement by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation -
                            Exhibit 10.36 to Form 10-K filed on March 31, 2003.

                  10.37     Stock Purchase and Sale Agreement dated December 16, 2002 by and among the
                            Company, James A. Cummings, Inc., James A. Cummings, William R. Derrer and
                            Michael F. Lanciault - Exhibit 10.37 to Form 10-K filed on March 31, 2003.

                  10.38     Employment Agreement dated January 23, 2003 by and among the Company,
                            James A. Cummings, Inc. and James A. Cummings - Exhibit 10.38 to Form 10-K
                            filed on March 31, 2003.

                  10.39     First Amendment and Waiver dated February 14, 2003 to Credit Agreement among Perini Corporation, Fleet National Bank, as Administrative Agent, and the
                            Lenders - Exhibit 10.39 to Form 10-K filed on March 31, 2003.

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

Part II. - Other Information (continued)

(b)       Reports on Form 8-K

          A Form 8-K was filed on January 27, 2003 that reported on the Company's completion of its acquisition of James A. Cummings, Inc., a privately held construction company based in Fort
          Lauderdale, Florida, for $20 million in cash in "Item 5. Other Events" in said Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                     Perini Corporation
                                                                     Registrant

Date: May 12, 2003                                     /s/ Michael E. Ciskey
                                                                    Michael E. Ciskey, Vice President and Controller
                                                                    Duly Authorized Officer and Principal Accounting Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald N. Tutor, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Perini Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 12, 2003                                           /s/ Ronald N. Tutor
                                                                          Ronald N. Tutor, Chairman and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Robert Band, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Perini Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 12, 2003                                           /s/ Robert Band
                                                                          Robert Band, President, Chief Operating Officer and
                                                                          Principal Financial Officer