Form 10-Q
period 2003-06-30
PERINI CORP
filed 2003-08-11
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Number of shares of common stock of registrant outstanding at August 6, 2003: 22,787,135

                                                                                                                                            Page 1 of 32

                                          PERINI CORPORATION & SUBSIDIARIES

                                                        INDEX

                                                                                                        Page Number

Part I. -      Financial Information:

               Item 1.    Financial Statements (Unaudited)

                          Consolidated Condensed Balance Sheets-                                              3
                          June 30, 2003 and December 31, 2002

                          Consolidated Condensed Statements of Income -                                       4
                          Three Months and Six Months ended June 30, 2003 and 2002

                          Consolidated Condensed Statements of Cash Flows  -                                  5
                          Six Months ended June 30, 2003 and 2002

                          Notes to Consolidated Condensed Financial Statements                                6 - 17

               Item 2.    Management's Discussion and Analysis of the Financial Condition and Results
                          of Operations                                                                      18 - 23

               Item 3.    Quantitative and Qualitative Disclosures About Market Risk                         23

               Item 4.    Controls and Procedures                                                            24

Part II. -     Other Information:

               Item 1.     Legal Proceedings                                                                 25 - 26

               Item 2.     Changes in Securities and Use of Proceeds                                         27

               Item 3.     Defaults Upon Senior Securities                                                   27

               Item 4.     Submission of Matters to a Vote of Security Holders                               27 - 28

               Item 5.     Other Information                                                                 28

               Item 6.     Exhibits and Reports on Form 8-K                                                  28 - 31

               Signatures                                                                                    32

                                            PERINI CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                                      JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002
                                                      (In Thousands)

                                          ASSETS                                                 JUNE 30,       DEC. 31,
                                                                                                   2003           2002
                                                                                               -------------  --------------

Cash and Cash Equivalents (Note 4)                                                                $  46,028       $  47,031
Accounts and Notes Receivable                                                                       244,570         218,172
Unbilled Work                                                                                       111,421         112,563
Land Held for Sale, Net                                                                               2,526           2,173
Other Current Assets                                                                                  4,481           1,992
                                                                                               -------------  --------------
     Total Current Assets                                                                         $ 409,026       $ 381,931
                                                                                               -------------  --------------

Property and Equipment, less Accumulated Depreciation of $21,753 in 2003 and
$19,858 in 2002                                                                                   $  16,445       $  14,042
                                                                                               -------------  --------------

Other Assets                                                                                      $  23,958       $   6,416
                                                                                               -------------  --------------

                                                                                                  $ 449,429       $ 402,389
                                                                                               =============  ==============
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Maturities of Long-term Debt (Note 7)                                                     $   1,518       $     416
Accounts Payable                                                                                    204,617         162,456
Deferred Contract Revenue                                                                            59,033          65,868
Accrued Expenses                                                                                     29,273          37,283
                                                                                               -------------  --------------
     Total Current Liabilities                                                                    $ 294,441       $ 266,023
                                                                                               -------------  --------------

Long-term Debt, less current maturities included above (Note 7)                                   $  25,652       $  12,123
                                                                                               -------------  --------------

Other Long-term Liabilities (Note 11)                                                             $  31,861       $  37,594
                                                                                               -------------  --------------

Contingencies and Commitments (Note 6)

Stockholders' Equity (Note 8):
  Preferred Stock                                                                                 $      59       $     100
  Series A Junior Participating Preferred Stock                                                           -               -
  Stock Purchase Warrants                                                                             2,233           2,233
  Common Stock                                                                                       22,835          22,725
  Paid-In Surplus                                                                                    91,266          95,546
  Retained Earnings (Deficit)                                                                         1,620         (13,417)
  Less - Treasury Stock                                                                                (965)           (965)
                                                                                               -------------  --------------
                                                                                                  $ 117,048       $ 106,222
  Accumulated Other Comprehensive Loss                                                              (19,573)        (19,573)
                                                                                               -------------  --------------
     Total Stockholders' Equity                                                                   $  97,475       $  86,649
                                                                                               -------------  --------------

                                                                                                  $ 449,429       $ 402,389
                                                                                               =============  ==============

The accompanying notes are an integral part of these financial statements.

                                                 PERINI CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                         (In Thousands, Except Share and Per Share Data)

                                                                           THREE MONTHS                       SIX MONTHS
                                                                          ENDED JUNE 30,                    ENDED JUNE 30,
                                                                  -------------------------------    ------------------------------

                                                                      2003             2002              2003             2002
                                                                  --------------   --------------    --------------   -------------

Revenues (Note 12)                                                    $ 286,336        $ 268,307         $ 577,596       $ 589,677

Cost of Operations                                                      271,966          255,944           549,523         564,315
                                                                  --------------   --------------    --------------   -------------

Gross Profit                                                          $  14,370        $  12,363         $  28,073       $  25,362

General and Administrative Expenses                                       9,864            6,879            18,672          13,945
                                                                  --------------   --------------    --------------   -------------

INCOME FROM OPERATIONS (Note 12)                                      $   4,506        $   5,484         $   9,401       $  11,417

Other Income (Expense), Net                                                (108)             (74)             (282)           (402)
Interest Expense                                                           (255)            (359)             (457)           (759)
                                                                  --------------   --------------    --------------   -------------

Income before Income Taxes                                            $   4,143        $   5,051         $   8,662       $  10,256

(Provision) Credit for Income Taxes (Note 9)                               (525)            (361)            6,375            (351)
                                                                  --------------   --------------    --------------   -------------

NET INCOME                                                            $   3,618        $   4,690         $  15,037       $   9,905
                                                                  ==============   ==============    ==============   =============

Less:  Accrued Dividends on $21.25 Preferred Stock (Note 11)               (517)            (531)           (1,048)         (1,062)
Plus:  Reversal of Accrued Dividends on $21.25 Preferred Stock
       based on results of June 2003 tender offer (Notes 8 and 11)        6,658                -             6,658               -
                                                                  --------------   --------------    --------------   -------------

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS                          $   9,759        $   4,159         $  20,647       $   8,843
                                                                  ==============   ==============    ==============   =============

BASIC EARNINGS PER COMMON SHARE (Note 10)                             $    0.43        $    0.18         $    0.91       $    0.39
                                                                  ==============   ==============    ==============   =============

DILUTED EARNINGS PER COMMON SHARE (Note 10)                           $    0.41        $    0.18         $    0.89       $    0.38
                                                                  ==============   ==============    ==============   =============

DIVIDENDS PER COMMON SHARE (Note 11)                                  $       -        $       -         $       -       $       -
                                                                  ==============   ==============    ==============   =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 10):
     BASIC                                                           22,707,487       22,664,135        22,685,931      22,664,135
                                                                  ==============   ==============    ==============   =============
     DILUTED                                                         23,530,252       22,843,744        23,104,336      23,203,368
                                                                  ==============   ==============    ==============   =============

The accompanying notes are an integral part of these financial statements.

                                      PERINI CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                                (In Thousands)

                                                                                            SIX MONTHS
                                                                                          ENDED JUNE 30,
                                                                                    ----------------------------
                                                                                       2003            2002
                                                                                    ------------   -------------

Cash Flows from Operating Activities:
  Net income                                                                          $  15,037       $   9,905
  Adjustments to reconcile net income to net cash from operating activities:
       Depreciation and amortization                                                      1,667           1,589
       Cash used by changes in components of working capital other than cash,
         current maturities of long-term debt and deferred tax asset                     (4,656)        (26,787)
       Net deferred tax asset                                                            (7,000)              -
       Other long-term liabilities                                                         (123)          1,374
       Other non-cash items, net                                                            (34)            (29)
                                                                                    ------------   -------------

    NET CASH PROVIDED FROM (USED BY) OPERATING ACTIVITIES                             $   4,891       $ (13,948)
                                                                                    ------------   -------------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment                                        $     178       $      42
  Acquisition of property and equipment                                                  (3,508)         (2,765)
  Acquisition of James A. Cummings, Inc., net of cash balance acquired (Note 5)          (8,613)              -
  Investment in land held for sale, net                                                     778             253
  Proceeds from sale of marketable securities                                               380               -
  Investment in other activities                                                             80            (485)
                                                                                    ------------   -------------

    NET CASH USED BY INVESTING ACTIVITIES                                             $ (10,705)      $  (2,955)
                                                                                    ------------   -------------

Cash Flows from Financing Activities:
Proceeds from long-term debt                                                          $  14,858       $   8,927
Reduction of long-term debt                                                                (227)        (10,014)
Purchase of Preferred Stock pursuant to Tender Offer (Note 8)                           (10,315)              -
Proceeds from exercise of common stock options                                              495               -
                                                                                    ------------   -------------

    NET CASH PROVIDED FROM (USED BY) FINANCING ACTIVITIES                             $   4,811       $  (1,087)
                                                                                    ------------   -------------

Net Decrease in Cash                                                                  $  (1,003)      $ (17,990)
Cash at Beginning of Year                                                                47,031          56,542
                                                                                    ------------   -------------

Cash at End of Period                                                                 $  46,028       $  38,552
                                                                                    ============   =============

Supplemental Disclosure of Cash Paid During the Period For:
  Interest                                                                            $     470       $     729
                                                                                    ============   =============
  Income tax payments                                                                 $     891       $     646
                                                                                    ============   =============

The accompanying notes are an integral part of these financial statements.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation
The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2002. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2003 and December 31, 2002, results of operations for the three month and six month periods ended June 30, 2003 and 2002, and cash flows for the six month periods ended June 30, 2003 and 2002. The results of operations for the six month period ended June 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003 because the Company’s results are primarily generated from a limited number of significant active construction contracts. Therefore, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

(2) Significant Accounting Policies
The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note (1) to such financial statements included in Form 10-K for the year ended December 31, 2002. The Company has made no significant change in these policies during 2003.

(3) Stock-Based Compensation
The Company accounts for stock options granted to employees and directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income since all stock options granted by the Company had an exercise price equal to or greater than the fair market value of the underlying common stock on the measurement date . The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee and director compensation (in thousands). The effect of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future charges.

                                                               Three Months Ended           Six Months Ended
                                                                    June 30,                    June 30,
                                                           ---------------------------  --------------------------
                                                              2003           2002          2003          2002
                                                           ------------  -------------  ------------  ------------

Net income, as reported                                        $ 3,618        $ 4,690      $ 15,037       $ 9,905
Less:  Total stock-based employee compensation expense
  determined under fair value based method for all awards            -           (708)            -        (1,416)
                                                           ------------  -------------  ------------  ------------

Net income, pro forma                                          $ 3,618        $ 3,982      $ 15,037       $ 8,489
                                                           ============  =============  ============  ============

Basic earnings per common share:
    As reported (see Note 10)                                  $  0.43        $  0.18      $   0.91       $  0.39
    Pro forma                                                  $  0.43        $  0.15      $   0.91       $  0.33

Diluted earnings per common share:
    As reported (see Note 10)                                  $  0.41        $  0.18      $   0.89       $  0.38
    Pro forma                                                  $  0.41        $  0.15      $   0.89       $  0.32

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(4) Cash and Cash Equivalents
Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

Cash and cash equivalents as reported in the accompanying Consolidated Condensed Balance Sheets consist of amounts held by the Company that are available for general corporate purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses. Cash held by construction joint ventures is distributed from time to time to the Company and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by the Company from its construction joint ventures are then available for general corporate purposes. At June 30, 2003 and December 31, 2002, cash and cash equivalents consisted of the following (in thousands):

                                                               June 30,       Dec. 31,
                                                                 2003           2002
                                                              ------------   ------------

Corporate cash and cash equivalents (available
  for general corporate purposes)                                $ 22,670       $ 11,220

Company's share of joint venture cash and
  cash equivalents (available only for joint venture
  purposes, including future distributions)                        23,358         35,811
                                                              ------------   ------------
                                                                 $ 46,028       $ 47,031
                                                              ============   ============

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

The transaction was accounted for using the purchase method of accounting as required by FASB Statement No. 141, “Business Combinations”. Goodwill and identifiable intangible assets recorded in the acquisition will be tested periodically for impairment as required by FASB Statement No. 142 “Goodwill and Other Intangible Assets”. The allocation of acquisition costs, which consists of the $20 million cash consideration referred to above and $565,000 of other direct acquisition costs, is as follows (in thousands):

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
                                                   ============

Since the acquisition was effective as of January 1, 2003, the Company’s actual 2003 year to date results include Cummings for the total period. Therefore, the following pro forma financial information is only presented for the comparative three month and six month periods ended June 30, 2002 (in thousands, except per share data):

                                                 Three Months Ended               Six Months Ended
                                                   June 30, 2002                    June 30, 2002
                                           -----------------------------    ----------------------------
                                               Actual        Pro forma          Actual       Pro forma
                                           -------------   -------------    -------------  -------------

Revenues                                      $ 268,307       $ 292,650        $ 589,677      $ 638,364
Gross profit                                  $  12,363       $  13,958        $  25,362      $  28,552
Net income                                    $   4,690       $   5,327        $   9,905      $  11,180

Basic earnings per common share               $    0.18       $    0.21        $    0.39      $    0.45
Diluted earnings per common share             $    0.18       $    0.21        $    0.38      $    0.44

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

A new trial before the new successor District Court Judge was completed in January 2002 and a decision is still pending. The ultimate financial impact of the Judge’s pending decision is not yet determinable; therefore, no provision for loss, if any, has been recorded in the financial statements.

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

(c) City of San Francisco vs. Tutor-Saliba, Perini & Buckley Joint Venture Matter
In November 2002, the San Francisco City Attorney, on behalf of the City and County of San Francisco and the citizens of California ("Plaintiffs"), filed a civil action with a demand for a jury trial against Tutor-Saliba Corporation ("TSC"), the Tutor-Saliba, Perini & Buckley, Joint Venture ("JV"), Perini Corporation ("Perini"), Buckley & Company, Inc. ("Buckley") and their bonding companies in the United States District Court in San Francisco relating to seven projects for work on the expansion of the San Francisco International Airport. The JV was established by TSC, Perini and Buckley through two Joint Venture Agreements dated October 28, 1996 and February 11, 1997 ("Joint Venture Agreements"). The JV had agreements with the Owner to perform work ("Contracts") on two of the above projects ("Projects") and, as part of those Contracts, the JV provided performance and payment bonds to the Owner ("Bonds").

The Plaintiffs allege various overcharges, bidding violations, violations of minority contracting regulations, civil fraud, and violation of the California and San Francisco False Claims and California Unfair Competition Acts. In addition, the Plaintiffs allege that TSC has violated the United States Racketeer Influenced Corrupt Organizations Act. The Plaintiffs have asserted $30 million in damages and are seeking treble damages, various civil penalties and debarment of the JV and TSC from doing business with the City of San Francisco. The Plaintiffs have not allocated their claims for damages and penalties amongst the defendants or the seven projects at issue.

TSC is the managing partner of the JV and, in December 1997, Perini sold its entire 20% interest in the JV to TSC. As part of that sale agreement, TSC agreed to indemnify Perini from any liability that Perini is required to pay by reason of or arising out of any event or occurrence subsequent to the date of the sale of Perini’s interest in the JV in any way connected with the Joint Venture Agreements, the Contracts, the Projects, and the Bonds. The ultimate financial impact of this action is not yet determinable.

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

The pending claims yet to be decided by the current/replacement DRB on a binding basis have an anticipated value of $49.4 million. The remaining claims to be decided by the replacement DRB on a non-binding basis have an anticipated value of $72.6 million.

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

(e) Redondo/Perini Joint Venture vs. Siemens Transportation Matter
This is a binding arbitration proceeding arising out of a contract between the Redondo/Perini Joint Venture (“RPJV”), a joint venture in which Perini Corporation (“Perini”) and Redondo Construction Corp. (“Redondo”) each have a 50% interest, and the Siemens Transportation Partnership, S.E., Puerto Rico (“STP”). STP, in conjunction with the Siemens Transportation Team, is constructing a public metropolitan passenger rail transportation project for the Commonwealth of Puerto Rico known as the Tren Urbano Phase I Project (the “Project”). Pursuant to its contract with STP, RPJV is responsible for the design and construction of two stations, 2.5 kilometers of guideway, the yard and maintenance shop facilities and all trackwork throughout the 17 kilometers of the Project.

On March 19, 2002, Redondo filed a petition for reorganization under 11 U.S.C. Chapter 11 in U.S. Bankruptcy Court for the District of Puerto Rico.

On December 23, 2002, RPJV filed an arbitration demand against STP seeking the recovery of additional costs related to design changes and the late completion of the design for Alignment Section 3 in the amount of approximately $38 million. On January 31, 2003, STP filed a counter-demand against RPJV seeking the recovery of damages allegedly related to defects in design and construction and the late completion of RPJV’s work in the amount of approximately $17.9 million along with the repayment of approximately $22.6 million for alleged advances previously paid to RPJV.

An arbitration panel has been chosen and arbitration evidentiary hearings are scheduled to begin on February 23, 2004. The ultimate financial impact of resolving all of the claims on this Project is not yet determinable.

(f) Polo Towers Master Owner's Association, Inc. vs. Perini Building Company, Inc. et. al.
On July 25, 2003, a civil action was filed in Clark County Nevada District Court by the Polo Towers Master Owner's Association, Inc. ("Owner's Association") against Perini Building Company, Inc. ("PBC"), Hansen Mechanical Contractors, Inc. ("Hansen") and twenty five unnamed "John Doe" defendants. The Polo Towers is a time-share resort property located in Las Vegas, Nevada and PBC has constructed several projects for the developer of that property, the Nevada Resorts Property Polo Towers Limited Partnership ("Developer"). Hansen was a mechanical subcontractor to PBC on those projects.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(6) Contingencies and Commitments (continued)
(f) Polo Towers Master Owner's Association, Inc. vs. Perini Building Company, Inc. et. al. (continued)
The Owner’s Association alleges that Hansen “failed to construct and chlorinate the [Polo Towers Phase III] domestic water system per plans, specifications, building codes and industry standards, and [that PBC] failed to monitor the workmanship of Hansen . . . to insure that the [Polo Towers Phase III] water system was properly prepared for use by employees and guests of the project”. The Owner’s Association claims that those alleged failures caused the Polo Towers Phase III domestic water system to become “infected with legionella” and that several guests who were allegedly exposed to legionella at Polo Towers Phase III have brought personal injury damage actions against the Owner’s Association. The Owner’s Association alleges that it has suffered in excess of $8.0 million in damages because of the legionella and that it is the assignee of all rights against PBC under the Developer/PBC contract.

Five prior personal injury damage actions have been brought by individuals who were allegedly exposed to legionella at Polo Towers Phase III against PBC, the Developer and/or Hansen. PBC previously notified its insurance carrier of these personal injury actions and the insurance carrier is presently defending the actions without any reservation of rights under the insurance policy. PBC has forwarded the Owner’s Association’s complaint to its insurance carrier and is awaiting the carrier’s response. PBC will demand defense and indemnification from Hansen, as the mechanical subcontractor, and from the Developer for deficient maintenance. The Owner’s Association has not categorized the elements of its claim and it is unclear whether any portion of the claim will not be covered by insurance.

(g) $21.25 Preferred Shareholders Class Action Lawsuit
On October 15, 2002, Frederick Doppelt, Arthur I. Caplan and Leland D. Zulch filed a lawsuit individually, and as representatives of a class of holders of the Company's $2.125 Depositary Convertible Exchangeable Preferred Shares (the "Depositary Shares", each of which represents 1/10th of a share of the Company's $21.25 Convertible Exchangeable Preferred Stock), against certain current and former directors of Perini (the "Defendants"). This lawsuit is captioned Doppelt, et al. v. Tutor, et al., United States District Court for the District of Massachusetts, No. 02CV12010MLW. Mr. Doppelt is a current Director of the Company and Mr. Caplan is a former Director of the Company.

Specifically, the Complaint alleges that the Defendants breached their fiduciary duties owed to the holders of the Depositary Shares and to Perini. The Plaintiffs principally allege that the Defendants improperly authorized the exchange of Series B Preferred Stock for common stock while simultaneously refusing to pay accrued dividends due on the Depositary Shares.

On January 6, 2003, the Defendants moved to dismiss the lawsuit. Among other things, the Defendants argued that: (1) they did not owe fiduciary duties to the holders of the Depositary Shares and (2) the claims of breach of fiduciary duty owed to Perini must be dismissed because the claim could only be brought as a derivative action.

On March 21, 2003, the plaintiffs filed an opposition to the motion to dismiss and in May 2003 the Plaintiffs asked the Court for leave to file an Amended Complaint.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(6) Contingencies and Commitments (continued)
(g) $21.25 Preferred Shareholders Class Action Lawsuit (continued)
In June 2003 the Plaintiffs were given leave to file an Amended Complaint. The Amended Complaint adds an allegation that the Defendants have further breached their fiduciary duties by authorizing a tender offer for the purchase of up to 90% of the Depositary Shares and an allegation that the collective actions of the Defendants constitute unfair and deceptive business practices under the provisions of the Massachusetts Consumer Protection Act. The Plaintiffs seek damages in an amount not less than $15,937,500, trebled, plus interest, costs, fees, and other unspecified punitive and exemplary damages.

The Defendants are preparing a Motion to Dismiss.

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

(7) Long-term Debt
On January 23, 2002, the Company entered into an agreement with a bank group to refinance its former credit facility with a new $45 million credit agreement (the “Credit Agreement”). In February 2003, the terms of the Credit Agreement were amended to increase the revolving credit facility from $45 million to $50 million; to extend the term of the Credit Agreement from January 2004 to June 2005; to increase the amount of unborrowed revolving commitment available for letters of credit from $5.0 million to $7.5 million; and to adjust certain financial covenants. Other terms of the Credit Agreement remained the same, including the provision that amounts due in June 2005, if not extended or repaid, convert to a three year term loan with equal quarterly principal payments. Because of this provision, borrowings under the Credit Agreement are classified as “Long-term Debt” in the accompanying Consolidated Condensed Balance Sheets.

(8) Tender Offer for $21.25 Preferred Stock
On June 9, 2003, the Company completed its tender offer to purchase up to 900,000 shares, or approximately 90% of its outstanding $2.125 Depositary Convertible Exchangeable Preferred Shares (the “Depositary Shares”), each of which represents 1/10th of a share of the Company’s $21.25 Preferred Stock at a purchase price of $25.00 per share, net to the seller in cash without interest. The tender offer which commenced on March 31, 2003, expired on June 9, 2003.

The completion of the self tender offer resulted in the Company purchasing and immediately retiring 405,127 Depositary Shares and a reduction of approximately $10.3 million, including related expenses, in Stockholders’ Equity. Also, approximately $6.7 million of previously accrued and unpaid dividends relating to the purchased shares was reversed and restored to Paid-In Surplus.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(8) Tender Offer for $21.25 Preferred Stock (continued)
In addition, the Company is still pursuing the acquisition of 35,500 Depositary Shares that were tendered pursuant to guaranteed delivery during the tender period.

(9) Credit For Income Taxes
The credit for income taxes in 2003 is due primarily to the recognition in the first quarter of 2003 of a $7.0 million federal tax benefit in accordance with SFAS No. 109, “Accounting for Income Taxes” based on the expectation that the Company will be able to utilize a portion of its net operating loss carryforwards in future years. In addition, the credit for income taxes reflects a lower-than-normal tax rate in both years due primarily to the realization of a portion of the federal tax benefit not recognized in prior years. Also, the credit for income taxes in 2002 reflects the reversal of the federal alternative minimum tax provided in 2001 which was no longer required based on the provisions of the Job Creation and Workers Assistance Act of 2002.

(10) Per Share Data
Basic earnings per common share was computed by dividing net income less dividends accrued on the $21.25 Preferred Stock during all periods presented plus the reversal in the second quarter of 2003 of dividends on the $21.25 Preferred Stock previously accrued, but no longer required based on the results of the tender offer completed in June, 2003 (see Notes 8 and 11) by the weighted average number of common shares outstanding. Diluted earnings per common share was similarly computed after giving consideration to the dilutive effect of stock options outstanding on the weighted average number of common shares outstanding.

Options to purchase 380,000 shares of Common Stock at prices ranging from $8.10 to $8.66 per share were outstanding at June 30, 2003 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the Common Stock. Options to purchase 706,500 shares of Common Stock at prices ranging from $5.13 to $16.44 per share were outstanding at June 30, 2002 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the Common Stock. In addition, the effect of the assumed conversion of the Company’s $21.25 Preferred Stock and Stock Purchase Warrants into Common Stock is antidilutive for all periods presented.

(11) Dividends
(a) Common Stock
There were no cash dividends declared or paid on the Company’s outstanding Common Stock during the periods presented in the consolidated condensed financial statements included herein.

(b) $21.25 Preferred Stock
In conjunction with the covenants of the Company’s prior Credit Agreements, the Company was required to suspend the payment of quarterly dividends on its $21.25 Preferred Stock until certain financial criteria were met. Quarterly dividends on the $21.25 Preferred Stock have not been paid since 1995 (although they have been fully accrued due to the “cumulative” feature of the $21.25 Preferred Stock). On June 9, 2003, the Company completed a tender offer on its $21.25 Preferred Stock whereby the Company purchased 405,127 Depositary Shares (see Note 8 above). As a result of this transaction, approximately $6,658,000 of previously accrued and unpaid dividends was reversed and restored to “Paid-In Surplus” in the Consolidated Condensed Balance Sheets. Accordingly, the aggregate amount of

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(11) Dividends (continued)
(b) $21.25 Preferred Stock (continued)
dividends in arrears at June 30, 2003 is approximately $9,795,000, which represents approximately $164.67 per share of $21.25 Preferred Stock or approximately $16.47 per Depositary Share and is included in “Other Long-term Liabilities” in the Consolidated Condensed Balance Sheets. Under the terms of the $21.25 Preferred Stock, the holders of Depositary Shares are entitled to elect two additional Directors when dividends have been deferred for more than six quarters, and they did so at each of the last five Annual Meetings of Stockholders.

(12) Business Segments
The following tables set forth certain business segment information relating to the Company’s operations for the three month and six month periods ended June 30, 2003 and 2002 (in thousands):

Six months ended June 30, 2003
                                                            Reportable Segments
                                               ----------------------------------------------
                                                                                                              Consolidated
                                                 Building        Civil          Totals        Corporate          Totals
                                               -------------  -------------  --------------  ------------    ----------------
Revenues                                           $486,338      $  91,258       $ 577,596      $      -           $ 577,596
Income from Operations                             $ 11,857      $   1,858       $  13,715      $ (4,314) *        $   9,401
Assets                                             $170,957      $ 239,493       $ 410,450      $ 38,979  **       $ 449,429

Six months ended June 30, 2002

                                                            Reportable Segments
                                               ----------------------------------------------
                                                                                                              Consolidated
                                                 Building        Civil          Totals        Corporate          Totals
                                               -------------  -------------  --------------  ------------    ----------------
Revenues                                           $431,140      $ 158,537       $ 589,677      $      -           $ 589,677
Income from Operations                             $ 12,917      $   1,356       $  14,273      $ (2,856) *        $  11,417
Assets                                             $161,086      $ 200,780       $ 361,866      $ 26,256  **       $ 388,122

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(12) Business Segments (continued)

Three months ended June 30, 2003
                                                            Reportable Segments
                                               ----------------------------------------------
                                                                                                              Consolidated
                                                 Building        Civil          Totals        Corporate          Totals
                                               -------------  -------------  --------------  ------------    ----------------
Revenues                                           $240,779       $ 45,557       $ 286,336      $      -           $ 286,336
Income from Operations                             $  6,655       $    216       $   6,871      $ (2,365) *        $   4,506

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
Income from Operations                             $  7,476       $   (373)      $   7,103      $ (1,619) *        $   5,484

*      In all periods, consists of corporate general and administrative expenses.

**   In all periods, corporate assets consist principally of cash, cash equivalents, marketable securities, net deferred tax asset, land held for sale and other investments available for general corporate purposes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in Item 15 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002. The Company has made no significant change in these policies during 2003.

Recent Developments

On January 23, 2003, the Company completed the acquisition of James A. Cummings, Inc., (“Cummings”) a privately held construction company based in Fort Lauderdale, Florida. The acquisition was effective as of January 1, 2003 and, accordingly, the financial results of Cummings are included in the Company’s consolidated condensed financial statements since that date. See Note 5 of Notes to Consolidated Condensed Financial Statements for a further discussion and analysis of the acquisition of Cummings and related pro forma financial information.

On June 9, 2003, the Company completed a tender offer on its $21.25 Preferred Stock whereby the Company purchased 405,127 Depositary Shares (representing approximately 40.5% of the outstanding $21.25 Preferred Stock) at a purchase price of $25.00 per Depositary Share, net to the seller without interest. (See Note 8 of Notes to Consolidated Condensed Financial Statements.) Including related expenses, this transaction resulted in a $10.3 million decrease in Stockholders’ Equity. Also as a result of this transaction, approximately $6.7 million of previously accrued and unpaid dividends on the $21.25 Preferred Stock was reversed and restored to “Paid-In Surplus” in the Consolidated Condensed Balance Sheets. Since these accrued dividends had previously been deducted from net income in the computation of earnings per share in prior fiscal quarters, the reversal of these accrued dividends resulted in the addition of the $6.7 million to income available for common stockholders in the computation of earnings per share for the three month and six month periods ended June 30, 2003.

Results of Operations

Comparison of the Second Quarter of 2003 with the Second Quarter of 2002

Overall revenues from construction operations increased by $18.0 million (or 6.7%), from $268.3 million in 2002 to $286.3 million in 2003. This increase was due primarily to a increase in building construction revenues of $53.8 million (or 28.8%), from $186.9 million in 2002 to $240.7 million in 2003. This increase was partly offset by a decrease in civil construction revenues of $35.8 million (or 44.0%), from $81.4 million in 2002 to $45.6 million in 2003. The increase in building construction revenues was due primarily to the impact of the Cummings acquisition completed in January 2003 and an increase in revenues from certain hotel/casino projects in the western United States. The decrease in revenues from civil construction operations primarily reflects the decrease in the Company’s year-end backlog at December 31, 2002 compared to the year-end backlog at December 31, 2001, as the pace of new contract awards slowed during the past year.

Income from construction operations decreased by $0.2 million (or 2.8%), from $7.1 million in 2002 to $6.9 million in 2003. Despite the Cummings acquisition and the increase in revenues discussed above, building construction operating income decreased by $0.8 million, from $7.4 million in 2002 to $6.6 million in 2003. Building construction operating income was negatively impacted by a $1.0 million increase in building construction-related general and administrative expenses (exclusive of Cummings) primarily in connection with the pursuit of new work opportunities. Despite the decrease in revenues discussed above, civil construction operating income increased by $0.6 million, from a loss of $0.3 million in 2002 to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Continued)

a profit of $0.3 million in 2003, primarily because 2002 included recognition of the Company’s share of a loss on a Central Artery “Big Dig” joint venture project in Boston, Massachusetts. Income from operations was also negatively impacted by a $0.8 million increase in corporate general and administrative expenses, from $1.6 million in 2002 to $2.4 million in 2003, due primarily to an aggregate increase in several items including outside professional fees relating to the annual audit of the Company’s financial statements and to the $21.25 Preferred Shareholders Class Action Lawsuit (see Note 6(g) of Notes to Consolidated Condensed Financial Statements).

The provision for income taxes reflects estimated state and alternative minimum taxes. No benefit or provision is being provided for federal income taxes because of the presence of net operating loss carryforwards.

As discussed above, as a result of the completion of the Company’s tender offer on its $21.25 Preferred Stock in June, 2003, approximately $6.7 million in previously accrued and unpaid dividends was reversed and added back to income available for common stockholders in the computation of earnings per share for the second quarter of 2003 (equivalent to approximately $0.29 per common share). Accordingly, despite a lower net income for the three months ended June 30, 2003 compared to the three months ended June 30, 2002, basic and diluted earnings per common share were higher in the second quarter of 2003 compared to the second quarter of 2002 due to the impact of the $21.25 Preferred Stock tender offer transaction. Basic earnings per common share were $0.43 in 2003 compared to $0.18 in 2002. Diluted earnings per common share were $0.42 in 2003 compared to $0.18 in 2002.

Comparison of the Six Months Ended June 30, 2003 with the Six Months Ended June 30, 2002

The overall increase in net income of $5.1 million, from $9.9 million to $15.0 million was due primarily to the recognition of a $7.0 million federal tax benefit in the first quarter of 2003 based on the expectation that the Company will be able to utilize a portion of its net operating loss carryforwards in future years.

Overall revenues from construction operations decreased by $12.1 million (or 2.1%), from $589.7 million in 2002 to $577.6 million in 2003. This decrease was due primarily to a decrease in civil construction revenues of $67.2 million (or 42.4%), from $158.5 million in 2002 to $91.3 million in 2003. This decrease was largely offset by an increase in building construction revenues of $55.1 million (or 12.8%), from $431.2 million in 2002 to $486.3 million in 2003. The decrease in revenues from civil construction operations primarily reflects the decrease in the Company’s year-end backlog at December 31, 2002 compared to the year-end backlog at December 31, 2001, as the pace of new contract awards slowed during the past year. Building construction operations also experienced a decrease in revenues due to the slow pace of new work awards during the past year; however, this decrease was offset by an increase in revenues as a result of the Cummings acquisition completed in January, 2003.

Income from construction operations decreased by $0.6 million (or 4.2%), from $14.3 million in 2002 to $13.7 million in 2003. Building construction operating income decreased by $1.1 million, from $12.9 million in 2002 to $11.8 million in 2003. Building construction operating income was negatively impacted by a $1.8 million increase in building construction-related general and administrative expenses (exclusive of Cummings) primarily in connection with the pursuit of new work opportunities. Despite the decrease in revenues discussed above, civil construction operating income increased by $0.5 million, from $1.4 million in 2002 to $1.9 million in 2003, primarily because 2002 included recognition of the Company’s share of a loss on a Central Artery “Big Dig” joint venture project in Boston, Massachusetts 2002. Income from operations was also negatively impacted by a $1.4 million increase in corporate general and administrative expenses, from $2.9 million in 2002 to $4.3 million in 2003, due primarily to an aggregate

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Continued)

increase in several items including outside professional fees relating to the annual audit of the Company’s financial statements and to the $21.25 Preferred Shareholders Class Action Lawsuit (see Note 6(g) of Notes to Consolidated Condensed Financial Statements), and certain corporate insurance premium costs.

The credit for income taxes in 2003 is due primarily to the recognition of a $7.0 million federal tax benefit in accordance with SFAS No. 109, “Accounting for Income Taxes” based on the expectation that the Company will be able to utilize an additional amount of its net operating loss carryforwards in future years. In addition, the (provision) credit for income taxes reflects a lower-than-normal tax rate in both years due primarily to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations. Also, the provision for income taxes in 2002 reflects the reversal of the federal alternative minimum tax provided in 2001 which was no longer required based on the provisions of the Job Creation and Worker Assistance Act of 2002.

As discussed above, as a result of the completion of the Company’s tender offer on its $21.25 Preferred Stock in June, 2003, approximately $6.7 million in previously accrued and unpaid dividends was reversed and added back to income available for common stockholders in the computation of earnings per share for the six months ended June 30, 2003 (equivalent to approximately $0.29 per common share). Accordingly, in addition to the higher net income for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, basic and diluted earnings per common share in 2003 benefited from the impact of the $21.25 Preferred Stock tender offer transaction. Basic earnings per common share were $0.91 in 2003 compared to $0.39 in 2002. Diluted earnings per common share were $0.89 in 2003 compared to $0.38 in 2002.

Financial Condition

In February 2003, the terms of the Company’s existing $45 million revolving credit facility (the “Credit Agreement”) were amended to increase the revolving credit facility from $45 million to $50 million; to extend the term of the Credit Agreement from January 2004 to June 2005; to increase the amount of unborrowed revolving credit commitment available for letters of credit from $5.0 million to $7.5 million; and to adjust certain financial covenants. Other terms of the Credit Agreement remained the same, including the provision that amounts due in June 2005, if not extended or repaid, convert to a three year term loan. The Credit Agreement, as amended, will provide the Company with greater flexibility in providing the working capital needed to support the anticipated growth of the Company’s construction activities. At June 30, 2003, the Company had $30.2 million available to borrow under the Credit Agreement.

On June 9, 2003, the Company completed a tender offer on its $21.25 Preferred Stock whereby the Company purchased 405,127 Depositary Shares (representing approximately 40.5% of the outstanding $21.25 Preferred Stock). As a result of this transaction, Stockholders’ Equity was reduced by a net amount of approximately $3.6 million. This net reduction consisted of an approximate $10.3 million reduction due to the purchase of the Depositary Shares (including related expenses) partly offset by approximately $6.7 million of previously accrued and unpaid dividends on the $21.25 Preferred Stock which was reversed and restored to “Paid-In Surplus” in the Consolidated Condensed Balance Sheets.

Cash and cash equivalents as reported in the accompanying Consolidated Condensed Statements of Cash Flows consist of amounts held by the Company as well as the Company’s proportionate share of amounts held by construction joint ventures. Cash held by the Company is available for general corporate purposes while cash held by construction joint ventures is available only for joint venture-related uses. Cash held by construction joint ventures is distributed from time to time to the Company and to the other joint venture participants in accordance with their percentage interest after the joint venture partners

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Continued)

determine that a cash distribution is prudent. Cash distributions received by the Company from its construction joint ventures are then available for general corporate purposes. At June 30, 2003 and December 31, 2002, cash held by the Company and available for general corporate purposes was $22.7 million and $11.2 million, respectively, and the Company’s proportionate share of cash held by joint ventures and available only for joint venture-related uses was $23.3 million and $35.8 million, respectively.

During the first six months of 2003, the Company generated $4.9 million in cash flow from operating activities and $14.6 million from a net increase in debt to fund the $10.3 million required to complete the Company’s tender offer on its $21.25 Preferred Stock in June, as well as to fund $10.7 million used by investing activities, primarily for the acquisition of Cummings in January and to acquire construction equipment and an office building and equipment storage facility to be used by Company’s civil construction operations. As a result, the Company’s consolidated cash balance decreased by $1.0 million, from $47.0 million at December 31, 2002 to $46.0 million at June 30, 2003. As more fully discussed in Note 6(d) of Notes to Consolidated Condensed Financial Statements, in the first quarter of 2003 the Company received its proportionate share of provisional payments received against outstanding claims on a Central Artery/Tunnel “Big Dig” joint venture project in Boston, Massachusetts, as a result of an agreement reached in December, 2002. This amount of approximately $13.3 million was a significant contributor to the $4.9 million in cash flow generated from operating activities in the first six months of 2003.

Working capital decreased slightly, from $115.9 million at the end of 2002 to $114.6 million at June 30, 2003. The current ratio decreased from 1.44:1.00 to 1.39:1.00 during the same period.

Long-term debt at June 30, 2003 was $25.7 million, an increase of $13.6 million from December 31, 2002, due primarily to the Company’s completion in June of a tender offer on its $21.25 Preferred Stock which required a cash outlay of approximately $10.3 million (including related expenses). The long-term debt to equity ratio was ..26:1.00 at June 30, 2003, compared to .14:1.00 at December 31, 2002.

In conjunction with the covenants of the Company’s prior Credit Agreements, the Company was required to suspend the payment of quarterly dividends on its $21.25 Preferred Stock until certain financial criteria were met. Quarterly dividends on the $21.25 Preferred Stock have not been paid since 1995 (although they have been fully accrued due to the “cumulative” feature of the $21.25 Preferred Stock). After the impact of the conclusion of the $21.25 Preferred Stock tender offer discussed above, the aggregate amount of dividends in arrears is approximately $9,795,000 at June 30, 2003.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Continued)

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

Outlook

  Construction Operations - The construction backlog at June 30, 2003 was $1.234 billion compared to $990 million at December 31, 2002 (or $1.160 billion when adjusted for the addition of backlog from the January 2003 acquisition of Cummings). The Company experienced an improved new work acquisition period in the second quarter of 2003. New work opportunities and pending awards continue to remain at a high level and management anticipates an improving new work award period during the remainder of 2003 as the economy improves. The demand for the Company’s preconstruction services remains at a high level, and plans for public works construction at the local, state and federal levels remain strong in its market areas.

  In January 2003, the Company achieved a major step in its stated strategy to “profitably expand its construction business internally or through selective acquisitions” by concluding the acquisition of Cummings. Cummings is an established building construction and construction management company in the South Florida region specializing in the construction of schools, municipal buildings, and commercial facilities. The acquisition of Cummings expands the Company’s market presence in the Southeast Region, an area with projected above average future growth, and includes a qualified management team capable of capitalizing on future growth opportunities in the area. The acquisition of Cummings had a positive impact on the Company’s financial position, construction backlog, and results of operations for the first six months of 2003, and management expects that Cummings will continue to make a positive contribution to the Company’s operating results during the balance of 2003.

  Liquidity – As discussed under the caption “Financial Condition” above, in February 2003, the terms of the Company’s existing $45 million revolving credit facility were amended to, among other things, increase the revolving credit facility from $45 million to $50 million and to extend the term of the Credit Agreement from January 2004 to June 2005. The Credit Agreement, as amended, will provide the Company with greater flexibility in providing the working capital needed to support the anticipated growth of the Company’s construction activities. At June 30, 2003, the Company had $30.2 million available to borrow under the Credit Agreement.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Continued)

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

CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

        As required by Rule 13a-15 under the Exchange Act, the Company’s management carried out an evaluation with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls over financial reporting

        There were no changes to the Company’s internal controls over financial reporting identified in connection with the Company’s evaluation of its disclosure controls and procedures that occurred during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

        An arbitration panel has been chosen and arbitration evidentiary hearings are scheduled to begin on
        February 23, 2004.  The ultimate financial impact of resolving all of the claims on this Project is not yet determinable.

        Polo Towers Master Owner's Association, Inc. vs. Perini Building Company, Inc. et. al.
        On July 25, 2003, a civil action was filed in Clark County Nevada District Court by the Polo Towers
        Master Owner's Association, Inc. ("Owner's Association") against Perini Building Company, Inc.
        ("PBC"), Hansen Mechanical Contractors, Inc. ("Hansen") and twenty five unnamed "John Doe"
        defendants.  The Polo Towers is a time-share resort property located in Las Vegas, Nevada and
        PBC has constructed several projects for the developer of that property, the Nevada Resorts
        Property Polo Towers Limited Partnership ("Developer").  Hansen was a mechanical subcontractor to
        PBC on those projects.

        The Owner's Association alleges that Hansen "failed to construct and chlorinate the [Polo Towers
        Phase III] domestic water system per plans, specifications, building codes and industry standards, and [that PBC] failed to monitor the workmanship of Hansen . . . to insure that the [Polo Towers
        Phase III] water system was properly prepared for use by employees and guests of the project".  The
        Owner's Association claims that those alleged failures caused the Polo Towers Phase III domestic water system to become "infected with legionella" and that several guests who were allegedly exposed to legionella at Polo Towers Phase III have brought personal injury damage actions against the Owner's Association.  The Owner's Association alleges that it has suffered in excess of  $8.0 million in damages because of the legionella and that it is the assignee of all rights against PBC under the Developer/PBC contract.

Part II. - Other Information (continued)

        Five prior personal injury damage actions have been brought by individuals who were allegedly exposed to legionella at Polo Towers Phase III against PBC, the Developer and/or Hansen.  PBC previously notified its insurance carrier of these personal injury actions and the insurance carrier is
        presently defending the actions without any reservation of rights under the insurance policy.    PBC
        has forwarded the Owner's Association's complaint to its insurance carrier and is awaiting the carrier's response. PBC will demand defense and indemnification from Hansen, as the mechanical subcontractor, and from the Developer for deficient maintenance.  The Owner's Association has not categorized the elements of its claim and it is unclear whether any portion of the claim will not be covered by insurance.

        $21.25 Preferred Shareholders Class Action Lawsuit
        On October 15, 2002, Frederick Doppelt, Arthur I. Caplan and Leland D. Zulch filed a lawsuit individually, and as representatives of a class of holders of the Company's $2.125 Depositary
        Convertible Exchangeable Preferred Shares (the "Depositary Shares", each of which represents
        1/10th of a share of the Company's $21.25 Convertible Exchangeable Preferred Stock), against certain current and former directors of Perini (the "Defendants").  This lawsuit is captioned Doppelt, et al. v. Tutor, et al., United States District Court for the District of Massachusetts, No.
        02CV12010MLW.  Mr. Doppelt is a current Director of the Company and Mr. Caplan is a former
        Director of the Company.

        Specifically, the Complaint alleges that the Defendants breached their fiduciary duties owed to the holders of the Depositary Shares and to Perini.  The Plaintiffs principally allege that the Defendants improperly authorized the exchange of Series B Preferred Stock for common stock while simultaneously refusing to pay accrued dividends due on the Depositary Shares.

        On January 6, 2003, the Defendants moved to dismiss the lawsuit.  Among other things, the
        Defendants argued that:  (1) they did not owe fiduciary duties to the holders of the Depositary Shares and (2) the claims of breach of fiduciary duty owed to Perini must be dismissed because the claim could only be brought as a derivative action.

        On March 21, 2003, the plaintiffs filed an opposition to the motion to dismiss and in May 2003 the
        Plaintiffs asked the Court for leave to file an Amended Complaint.

        In June 2003 the Plaintiffs were given leave to file an Amended Complaint.  The Amended Complaint adds an allegation that the Defendants have further breached their fiduciary duties by authorizing a tender offer for the purchase of up to 90% of the Depositary Shares and an allegation that the collective actions of the Defendants constitute unfair and deceptive business practices under the provisions of the Massachusetts Consumer Protection Act.  The Plaintiffs seek damages in an amount not less than $15,937,500, trebled, plus interest, costs, fees, and other unspecified punitive and exemplary damages.

        The Defendants are preparing a Motion to Dismiss.

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
        Therefore, as of June 30, 2003, the aggregate amount of dividends in arrears is approximately
        $9,795,000, which represents approximately $164.67 per share of $21.25 Preferred Stock or approximately $16.47 per Depositary Share.  While these dividends have not been declared or paid, they have been fully accrued in accordance with then "cumulative" feature of the $21.25 Preferred
        Stock.

Item 4. - Submission of Matters to a Vote of Security Holders

(a)     The Company's Annual Meeting of Stockholders was held on May 15, 2003.

(b)     Not applicable

(c)     Results of voting at 2003 Annual Meeting of Stockholders were as follows:

        (1)    Nominees for Class I Directors as listed in the proxy statement, to hold office for a three year term, expiring in 2006 and until their successors are chosen and qualified, were elected by the holders of Common Stock with the following vote:

                                                                                Number of Votes
                                                           -----------------------------------------------------------
                                                                                                       Authority
                            Class I Director                    For               Against              Withheld
                            ----------------
                                                           ---------------    ----------------    --------------------

               Robert Band                                 22,406,501                -                  27,495

               Wayne L. Berman                             22,409,999                -                  23,997

               Michael R. Klein                            22,363,496                -                  70,500

Part II. - Other Information (continued)

        (2)    Two nominees for Preferred Directors (the "Preferred Directors") as listed in the proxy statement to hold office until the earlier of (i) the 2004 Annual Meeting of Stockholders and until their successors are chosen and qualified, or (ii) all dividends in arrears on the Preferred
               Stock have been paid or declared and funds therefor set apart for payment, were elected by the Depositary, based on the two nominees who received the greatest number of votes as indicated by the holders of the Depositary Shares.  A summary of the voting results follows:

                                                                                 Number of Votes
                                                             ---------------------------------------------------------
                               Nominees for                                                            Authority
                           Preferred Directors                   For              Against              Withheld
                           -------------------
                                                             -------------    ----------------    --------------------

               Frederick Doppelt                             925,341                 -                  11,400

               Asher B. Edelman                              924,841                 -                  11,900

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
                            SEC Registration No. 33-14434.

Part II. - Other Information (continued)

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

Exhibit 31.       Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  31.1      Certification of Principal Executive Officer Pursuant to Section 302 of the
                            Sarbanes-Oxley Act of 2002 - filed herewith.

                  31.2      Certification of Principal Financial Officer Pursuant to Section 302 of the
                            Sarbanes-Oxley Act of 2002 - filed herewith

Exhibit 32.       Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906
                  of the Sarbanes-Oxley Act of 2002

                  32.1      Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As
                            Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith.

                  32.2      Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As
                            Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith.

Part II. - Other Information (continued)

(b)       Reports on Form 8-K

          A Form 8-K was filed on May 8, 2003 that reported on the Company's press release announcing its financial results for the quarter ended March 31, 2003 in "Item 9. Regulation FD Disclosure" in
          said Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Perini Corporation
                                  Registrant

Date: August 11, 2003             /s/Michael E. Ciskey
                                  Michael E. Ciskey, Vice President and Controller
                                  Duly Authorized Officer and Principal Accounting Officer