Form 10-Q
period 2003-09-30
PERINI CORP
filed 2003-11-07
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Number of shares of common stock of registrant outstanding at November 5, 2003: 22,872,535

                                                                                                                                            Page 1 of 31

                                          PERINI CORPORATION & SUBSIDIARIES

                                                        INDEX

                                                                                                        Page Number
Part I. -      Financial Information:

               Item 1.    Financial Statements (Unaudited)

                          Consolidated Condensed Balance Sheets-                                             3
                          September 30, 2003 and December 31, 2002

                          Consolidated Condensed Statements of Income -                                      4
                          Three Months and Nine Months ended September 30, 2003 and 2002

                          Consolidated Condensed Statement of Stockholders' Equity  -                        5
                          Nine Months ended September 30, 2003

                          Consolidated Condensed Statements of Cash Flows  -                                 6
                          Nine Months ended September 30, 2003 and 2002

                          Notes to Consolidated Condensed Financial Statements                               7- 18

               Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                          Operations                                                                        19 - 24

               Item 3.    Quantitative and Qualitative Disclosures About Market Risk                         24

               Item 4.    Controls and Procedures                                                            24

Part II. -     Other Information:

               Item 1.     Legal Proceedings                                                                 25 - 26

               Item 2.     Changes in Securities and Use of Proceeds                                         27

               Item 3.     Defaults Upon Senior Securities                                                   27

               Item 4.     Submission of Matters to a Vote of Security Holders                               27

               Item 5.     Other Information                                                                 27

               Item 6.     Exhibits and Reports on Form 8-K                                                  27 - 30

               Signatures                                                                                    31

                                             PERINI CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                                   SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002
                                                      (In Thousands)

                                          ASSETS                                                SEPT. 30,       DEC. 31,
                                                                                                   2003           2002
                                                                                               -------------  --------------

Cash and Cash Equivalents (Note 4)                                                                $  45,376       $  47,031
Accounts and Notes Receivable                                                                       256,341         218,172
Unbilled Work                                                                                       115,017         112,563
Land Held for Sale, Net                                                                               2,057           2,173
Other Current Assets                                                                                  5,984           1,992
                                                                                               -------------  --------------
     Total Current Assets                                                                         $ 424,775       $ 381,931
                                                                                               -------------  --------------

Property and Equipment, less Accumulated Depreciation of $21,956 in 2003 and
$19,858 in 2002                                                                                   $  16,334       $  14,042
                                                                                               -------------  --------------

Other Assets                                                                                      $  23,303       $   6,416
                                                                                               -------------  --------------

                                                                                                  $ 464,412       $ 402,389
                                                                                               =============  ==============
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Maturities of Long-term Debt (Note 7)                                                     $     831       $     416
Accounts Payable                                                                                    213,093         162,456
Deferred Contract Revenue                                                                            61,631          65,868
Accrued Expenses                                                                                     27,110          37,283
                                                                                               -------------  --------------
     Total Current Liabilities                                                                    $ 302,665       $ 266,023
                                                                                               -------------  --------------

Long-term Debt, less current maturities included above (Note 7)                                   $  25,566       $  12,123
                                                                                               -------------  --------------

Other Long-term Liabilities (Note 11)                                                             $  32,671       $  37,594
                                                                                               -------------  --------------

Contingencies and Commitments (Note 6)

Stockholders' Equity (Note 8):
  Preferred Stock                                                                                 $      56       $     100
  Series A Junior Participating Preferred Stock                                                           -               -
  Stock Purchase Warrants                                                                             2,233           2,233
  Common Stock                                                                                       22,903          22,725
  Paid-In Surplus                                                                                    91,137          95,546
  Retained Earnings (Deficit)                                                                         7,719         (13,417)
  Less - Treasury Stock                                                                                (965)           (965)
                                                                                               -------------  --------------
                                                                                                  $ 123,083       $ 106,222
  Accumulated Other Comprehensive Loss                                                              (19,573)        (19,573)
                                                                                               -------------  --------------
     Total Stockholders' Equity                                                                   $ 103,510       $  86,649
                                                                                               -------------  --------------

                                                                                                  $ 464,412       $ 402,389
                                                                                               =============  ==============

The accompanying notes are an integral part of these financial statements.

                                                  PERINI CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                            (In Thousands, Except Share and Per Share Data)

                                                                            THREE MONTHS                          NINE MONTHS
                                                                           ENDED SEPT. 30,                      ENDED SEPT. 30,
                                                                   --------------------------------     --------------------------------

                                                                        2003              2002              2003              2002
                                                                   ---------------    -------------     -------------     --------------

Revenues (Note 12)                                                      $ 295,855        $ 232,805         $ 873,451          $ 822,482

Cost of Operations                                                        280,067          220,429           829,590            784,744
                                                                   ---------------    -------------     -------------     --------------

Gross Profit                                                            $  15,788        $  12,376         $  43,861          $  37,738

General and Administrative Expenses                                         9,037            8,187            27,709             22,132
                                                                   ---------------    -------------     -------------     --------------

INCOME FROM CONSTRUCTION OPERATIONS (Note 12)                           $   6,751       $    4,189         $  16,152          $  15,606

Other Income (Expense), Net                                                  (146)              42              (428)              (360)

Interest Expense                                                             (244)            (387)             (701)            (1,146)
                                                                   ---------------    -------------     -------------     --------------

Income before Income Taxes                                              $   6,361       $    3,844         $  15,023          $  14,100

Credit (Provision) for Income Taxes (Note 9)                                   35             (200)            6,410               (551)
                                                                   ---------------    -------------     -------------     --------------

NET INCOME                                                              $   6,396       $    3,644         $  21,433          $  13,549
                                                                   ===============    =============     =============     ==============

Less:  Accrued Dividends on $21.25 Preferred Stock (Note 11)                 (308)            (532)           (1,356)            (1,594)
Plus:  Reversal of Accrued Dividends on $21.25 Preferred Stock

          based on results of 2003 tender offer (Notes 8 and 11)              596                -             7,254                  -
                                                                   ---------------    -------------     -------------     --------------

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS                            $   6,684       $    3,112         $  27,331          $  11,955
                                                                   ===============    =============     =============     ==============

BASIC EARNINGS PER COMMON SHARE (Note 10)                               $    0.29       $     0.14         $    1.20          $    0.53
                                                                   ===============    =============     =============     ==============

DILUTED EARNINGS PER COMMON SHARE (Note 10)                             $    0.28       $     0.14         $    1.17          $    0.52
                                                                   ===============    =============     =============     ==============

DIVIDENDS PER COMMON SHARE (Note 11)                                    $       -       $        -         $       -          $       -
                                                                   ===============    =============     =============     ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 10):

  BASIC                                                                22,805,224       22,664,135        22,726,132         22,664,135

  Effect of Dilutive Stock Options Outstanding                          1,180,881           13,370           672,564            363,945
                                                                   ---------------    -------------     -------------     --------------

  DILUTED                                                              23,986,105       22,677,505        23,398,696         23,028,080
                                                                   ---------------    -------------     -------------     --------------

The accompanying notes are an integral part of these financial statements.

                                                                 PERINI CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                                      (In Thousands, Except Share Data )

                                                                                                                                      Accumulated
                                                                Stock                                   Retained                         Other
                                                Preferred     Purchase       Common       Paid-In       Earnings      Treasury       Comprehensive
                                                  Stock       Warrants        Stock       Surplus       (Deficit)       Stock            Loss              Total
                                               ------------  ------------  ------------  -----------   ------------  ------------  ------------------   -------------

Balance - December 31, 2002                          $ 100       $ 2,233      $ 22,725     $ 95,546      $ (13,417)       $ (965)          $ (19,573)      $  86,649

Net income                                             ---           ---           ---          ---         21,433           ---                 ---          21,433

Preferred stock tendered (Note 8)                      (44)          ---           ---      (11,217)           ---           ---                 ---         (11,261)

Reversal of dividends previously accrued
on preferred stock tendered (Note 8)                   ---           ---           ---        7,243             11           ---                 ---           7,254

Preferred stock dividends accrued
( $15.938 per share *)                                 ---           ---           ---       (1,048)          (308)          ---                 ---          (1,356)

Common stock options exercised                         ---           ---           178          613            ---           ---                 ---             791

                                               ----------------------------------------------------------------------------------------------------------------------
Balance - September 30, 2003                         $  56       $ 2,233      $ 22,903     $ 91,137      $   7,719        $ (965)          $ (19,573)      $ 103,510
                                               ======================================================================================================================

*Equivalent to $1.5938 per Depositary Share

The accompanying notes are an integral part of these financial statements.

                                       PERINI CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                                (In Thousands)

                                                                                            NINE MONTHS
                                                                                        ENDED SEPTEMBER 30,
                                                                                    ----------------------------
                                                                                       2003            2002
                                                                                    ------------   -------------

Cash Flows from Operating Activities:
  Net income                                                                           $ 21,433       $  13,549
  Adjustments to reconcile net income to net cash from operating activities:
       Depreciation and amortization                                                      2,524           2,309
       Cash used by changes in components of working capital other than cash,
         current maturities of long-term debt and deferred tax asset                    (12,592)        (49,607)
       Net deferred tax asset                                                            (7,270)              -
       Other long-term liabilities                                                          975            (941)
       Other non-cash items, net                                                           (444)            (32)
                                                                                    ------------   -------------

    NET CASH PROVIDED FROM (USED BY) OPERATING ACTIVITIES                              $  4,626       $ (34,722)
                                                                                    ------------   -------------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment                                         $    767       $     140
  Acquisition of property and equipment                                                  (4,406)         (3,710)
  Acquisition of James A. Cummings, Inc., net of cash balance acquired (Note 5)          (8,613)              -
  Proceeds from (investment in) land held for sale, net                                   2,125            (265)
  Proceeds from sale of marketable securities                                               380               -
  Investment in other activities                                                             78            (498)
                                                                                    ------------   -------------

    NET CASH USED BY INVESTING ACTIVITIES                                              $ (9,669)      $  (4,333)
                                                                                    ------------   -------------

Cash Flows from Financing Activities:
Proceeds from long-term debt                                                           $ 14,192       $  26,816
Reduction of long-term debt                                                                (334)        (10,135)
Purchase of Preferred Stock pursuant to Tender Offer (Note 8)                           (11,261)              -
Proceeds from exercise of common stock options                                              791               -
                                                                                    ------------   -------------

    NET CASH PROVIDED FROM  FINANCING ACTIVITIES                                       $  3,388       $  16,681
                                                                                    ------------   -------------

Net Decrease in Cash                                                                   $ (1,655)      $ (22,374)
Cash at Beginning of Year                                                                47,031          56,542
                                                                                    ------------   -------------

Cash at End of Period                                                                  $ 45,376       $  34,168
                                                                                    ============   =============

Supplemental Disclosure of Cash Paid During the Period For:
  Interest                                                                             $    745       $   1,118
                                                                                    ============   =============
  Income taxes                                                                         $  1,078       $   1,401
                                                                                    ============   =============

The accompanying notes are an integral part of these financial statements.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation
The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2002. In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2003 and December 31, 2002, results of operations for the three month and nine month periods ended September 30, 2003 and 2002, and cash flows for the nine month periods ended September 30, 2003 and 2002. The results of operations for the nine month period ended September 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003 because the Company’s results are primarily generated from a limited number of significant active construction contracts. Therefore, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

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

                                                               Three Months Ended           Nine Months Ended
                                                                 September 30,                September 30,
                                                           ---------------------------  --------------------------
                                                              2003           2002          2003          2002
                                                           ------------  -------------  ------------  ------------

Net income, as reported                                        $ 6,396        $ 3,644      $ 21,433      $ 13,549
Less:  Total stock-based employee compensation expense
  determined under fair value based method for all awards            -           (708)            -        (2,124)
                                                           ------------  -------------  ------------  ------------

Net income, pro forma                                          $ 6,396        $ 2,936      $ 21,433      $ 11,425
                                                           ============  =============  ============  ============

Basic earnings per common share:
    As reported (see Note 10)                                  $  0.29        $  0.14      $   1.20      $   0.53
    Pro forma                                                  $  0.29        $  0.11      $   1.20      $   0.43

Diluted earnings per common share:
    As reported (see Note 10)                                  $  0.28        $  0.14      $   1.17      $   0.52
    Pro forma                                                  $  0.28        $  0.11      $   1.17      $   0.42

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(4) Cash and Cash Equivalents
Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

Cash and cash equivalents as reported in the accompanying Consolidated Condensed Balance Sheets consist of amounts held by the Company that are available for general corporate purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses. Cash held by construction joint ventures is distributed from time to time to the Company and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by the Company from its construction joint ventures are then available for general corporate purposes. At September 30, 2003 and December 31, 2002, cash and cash equivalents consisted of the following (in thousands):

                                                               Sept. 30,         Dec. 31,
                                                                  2003             2002
                                                            ---------------  ---------------

Corporate cash and cash equivalents (available
  for general corporate purposes)                                 $ 16,959         $ 11,220

Company's share of joint venture cash and
  cash equivalents (available only for joint venture
  purposes, including future distributions)                         28,417           35,811
                                                            ---------------  ---------------
                                                                  $ 45,376         $ 47,031
                                                            ===============  ===============

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

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(5) Acquisition of James A. Cummings, Inc. (continued)

Current assets                                        $ 34,419
Property and equipment, net                                394
Other long-term assets                                      23
Goodwill                                                12,990
Other identifiable intangible assets                       575
                                                   ------------
Total assets acquired                                 $ 48,401
Less - Liabilities assumed                             (27,836)
                                                   ------------

Total Consideration and Acquisition Costs             $ 20,565
                                                   ============

Since the acquisition was effective as of January 1, 2003, the Company's actual 2003 year to date results include Cummings for the total period. Therefore, the following pro forma financial information is only presented for the comparative three month and nine month periods ended September 30, 2002 (in thousands, except per share data):

                                                Three Months Ended               Nine Months Ended
                                                September 30, 2002               September 30, 2002
                                           -----------------------------    ----------------------------
                                               Actual        Pro forma          Actual       Pro forma
                                           -------------   -------------    -------------  -------------

Revenues                                       $232,805       $ 257,148         $822,482      $ 895,511
Gross profit                                   $ 12,376       $  13,971         $ 37,738      $  42,523
Net income                                     $  3,644       $   4,281         $ 13,549      $  15,461

Basic earnings per common share                $   0.14       $    0.17         $   0.53      $    0.61
Diluted earnings per common share              $   0.14       $    0.17         $   0.52      $    0.60

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

(b) Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter
During 1995, a joint venture, Tutor-Saliba-Perini (“TSP”), in which Perini Corporation is a 40% minority partner and Tutor-Saliba Corporation of Sylmar, CA is the 60% managing partner, filed a complaint in the Superior Court of the State of California for the County of Los Angeles against the Los Angeles County Metropolitan Transportation Authority (“MTA”) seeking to recover costs for extra work required by the MTA in connection with the construction of certain tunnel and station projects. In February 1999 the MTA countered with civil claims under the California False Claims Act against TSP, Tutor-Saliba Corporation and Perini Corporation. Ronald N. Tutor, the Chairman and CEO of Perini Corporation since March of 2000, is also the CEO and the sole stockholder of Tutor-Saliba Corporation.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(6) Contingencies and Commitments (continued)
(b) Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter (continued)
Claims concerning the construction of the MTA projects were tried before a Jury in 2001. During trial, the Judge ruled that TSP had failed to comply with the Court’s prior discovery orders and the Judge penalized TSP for its alleged non-compliance by dismissing TSP’s claim and by ruling, without a Jury finding, that TSP was liable to the MTA for damages on the MTA’s counterclaim. The Judge then instructed the Jury that TSP was liable to the MTA and charged the Jury with the responsibility of determining the amount of the damages based on the Judge’s ruling. The Jury awarded the MTA approximately $29.6 million in damages.

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

(c) City of San Francisco vs. Tutor-Saliba, Perini & Buckley Joint Venture Matter
In November 2002, the San Francisco City Attorney, on behalf of the City and County of San Francisco and the citizens of California ("Plaintiffs"), filed a civil action with a demand for a jury trial against Tutor-Saliba Corporation ("TSC"), the Tutor-Saliba, Perini & Buckley, Joint Venture ("JV"), Perini Corporation ("Perini"), Buckley & Company, Inc. ("Buckley") and their bonding companies in the United States District Court in San Francisco relating to seven projects for work on the expansion of the San Francisco International Airport. A Second Amended Complaint was filed in July 2003 which, among other things, added Ronald N. Tutor as a defendant. The JV was established by TSC, Perini and Buckley through two Joint Venture Agreements dated October 28, 1996 and February 11, 1997 ("Joint Venture Agreements"). The JV had agreements with the Owner to perform work ("Contracts") on two of the above projects ("Projects") and, as part of those Contracts, the JV provided performance and payment bonds to the Owner ("Bonds").

In the Second Amended Complaint, the Plaintiffs allege, among other things, various overcharges, bidding violations, violations of minority contracting regulations, civil fraud, and violation of the California and San Francisco False Claims and California Unfair Competition Acts. In addition, the Plaintiffs allege that the defendants have violated the United States Racketeer Influenced Corrupt Organizations Act. The Plaintiffs have asserted $30 million in damages and are seeking treble damages, punitive and exemplary damages, various civil penalties and a declaration that TSC and the JV are irresponsible bidders.

On October 3, 2003, the Court granted the defendants’ motion to specify damages allegedly sustained for each contract. The defendants’ motion to dismiss the Plaintiff’s Second Amended Complaint is on file and not yet ruled upon by the Court.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(6) Contingencies and Commitments (continued)
(c) City of San Francisco vs. Tutor-Saliba, Perini & Buckley Joint Venture Matter (continued)
TSC is the managing partner of the JV and, in December 1997, Perini sold its entire 20% interest in the JV to TSC. As part of that sale agreement, TSC agreed to indemnify Perini from any liability that Perini is required to pay by reason of or arising out of any event or occurrence subsequent to the date of the sale of Perini's interest in the JV in any way connected with the Joint Venture Agreements, the Contracts, the Projects, and the Bonds. The ultimate financial impact of this action is not yet determinable.

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

On August 14, 2002 the Massachusetts Attorney General’s office, pursuant to its authority under the Massachusetts False Claims Act, served a Civil Investigative Demand (“CID”) on Perini and the other joint venture partners. The CID sought the production of certain construction claims documentation in connection with the Central Artery/Tunnel Contract No. C11A1. PKC vigorously denies that it submitted any false claims and is cooperating with the Attorney General’s Office in the ongoing investigation.

In December 2002, PKC and MHD entered into an agreement whereby the parties agreed to attempt to resolve by negotiation and mediation all of the outstanding claims on the project. As part of the agreement, the MHD recommended for approval by the Massachusetts Turnpike Authority a contract modification that provides for provisional payments to PKC totaling $25 million against PKC’s outstanding claims. To date, PKC has received $23.75 million of those provisional payments. The parties also agreed to stay the pending litigation and DRB proceedings during the negotiations. Perini began mediation on all claims in September 2003. The ultimate financial impact of resolving all of the claims on this project is not yet determinable.

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

An arbitration panel has been chosen and arbitration evidentiary hearings are scheduled to begin on February 23, 2004. Discovery began on September 8, 2003. The ultimate financial impact of resolving all of the claims on this Project is not yet determinable.

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

The Owner’s Association alleges that Hansen “failed to construct and chlorinate the [Polo Towers Phase III] domestic water system per plans, specifications, building codes and industry standards, and [that PBC] failed to monitor the workmanship of Hansen . . . to insure that the [Polo Towers Phase III] water system was properly prepared for use by employees and guests of the project”. The Owner’s Association claims that those alleged failures caused the Polo Towers Phase III domestic water system to become “infected with legionella” and that several guests who were allegedly exposed to legionella at Polo Towers Phase III have brought personal injury damage actions against the Owner’s Association. Nine personal injury damage actions have been brought by individuals who were allegedly exposed to legionella at Polo Towers Phase III against PBC, the Developer and/or Hansen. PBC previously notified its insurance carrier of these personal injury actions and the insurance carrier is presently defending the actions without any reservation of rights under the insurance policy.

The Owner’s Association alleges that it has suffered in excess of $8.0 million in property damages because of the legionella and that it is the assignee of all rights against PBC under the Developer/PBC contract. PBC has forwarded the Owner’s Association’s complaint to its insurance carrier and is awaiting the carrier’s response. PBC will demand defense and indemnification from Hansen, as the mechanical subcontractor, and from the Developer for deficient maintenance. The Owner’s Association has not categorized the elements of its claim and it is unclear whether any portion of the property damage claim will not be covered by insurance.

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

On August 29, 2003, the Defendants filed a Motion to Dismiss. Plaintiffs filed an opposition thereto and on October 14, 2003, the Defendants filed their reply.

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

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(8) Tender Offer for $21.25 Preferred Stock
On June 9, 2003, the Company completed its tender offer to purchase up to 900,000 shares, or approximately 90% of its outstanding $2.125 Depositary Convertible Exchangeable Preferred Shares (the “Depositary Shares”), each of which represents 1/10th of a share of the Company’s $21.25 Preferred Stock at a purchase price of $25.00 per share, net to the seller in cash without interest. The tender offer which commenced on March 31, 2003, expired on June 9, 2003, at which time the Company purchased 440,627 Depositary Shares.

The completion of the self tender offer resulted in the Company purchasing and immediately retiring 440,627 Depositary Shares and a reduction of approximately $11.3 million, including related expenses, in Stockholders’ Equity. Also, approximately $7.3 million of previously accrued and unpaid dividends relating to the purchased shares was reversed and restored to Paid-In Surplus.

(9) Credit (Provision) For Income Taxes
The credit for income taxes in 2003 is due primarily to the recognition in the first quarter of 2003 of a $7.0 million federal tax benefit in accordance with SFAS No. 109, “Accounting for Income Taxes” based on the expectation that the Company will be able to utilize a portion of its net operating loss carryforwards in future years. In addition, the credit (provision) for income taxes reflects a lower-than-normal tax rate in both years due primarily to the realization of a portion of the federal tax benefit not recognized in prior years. Also, the provision for income taxes for the nine months ended September 30, 2002 reflects the reversal of the federal alternative minimum tax provided in 2001 which was no longer required based on the provisions of the Job Creation and Workers Assistance Act of 2002.

(10) Per Share Data
Basic earnings per common share was computed by dividing net income less dividends accrued on the $21.25 Preferred Stock during all periods presented plus the reversal in both the second and third quarters of 2003 of dividends on the $21.25 Preferred Stock previously accrued, but no longer required based on the results of the tender offer completed in June, 2003 (see Notes 8 and 11) by the weighted average number of common shares outstanding. Diluted earnings per common share was similarly computed after giving consideration to the dilutive effect of stock options outstanding on the weighted average number of common shares outstanding.

Options to purchase 380,000 shares of Common Stock at prices ranging from $8.10 to $8.66 per share were outstanding at September 30, 2003 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the Common Stock. Options to purchase 3,356,834 shares of Common Stock at prices ranging from $4.50 to $16.44 per share were outstanding at September 30, 2002 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the Common Stock. In addition, the effect of the assumed conversion of the Company’s outstanding $21.25 Preferred Stock and Stock Purchase Warrants into Common Stock is antidilutive for all periods presented.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(11) Dividends
(a) Common Stock
There were no cash dividends declared or paid on the Company’s outstanding Common Stock during the periods presented in the consolidated condensed financial statements included herein.

(b) $21.25 Preferred Stock
In conjunction with the covenants of the Company’s prior Credit Agreements, the Company was required to suspend the payment of quarterly dividends on its $21.25 Preferred Stock until certain financial criteria were met. Quarterly dividends on the $21.25 Preferred Stock have not been paid since 1995 (although they have been fully accrued due to the “cumulative” feature of the $21.25 Preferred Stock). On June 9, 2003, the Company completed a tender offer on its $21.25 Preferred Stock whereby the Company purchased 440,627 Depositary Shares (see Note 8 above). As a result of this transaction, approximately $7.3 million of previously accrued and unpaid dividends was reversed and restored to “Paid-In Surplus” in the Consolidated Condensed Balance Sheets. Accordingly, the aggregate amount of dividends in arrears at September 30, 2003 is approximately $9.5 million, which represents approximately $170.00 per share of $21.25 Preferred Stock or approximately $17.00 per Depositary Share and is included in “Other Long-term Liabilities” in the Consolidated Condensed Balance Sheets. Under the terms of the $21.25 Preferred Stock, the holders of Depositary Shares are entitled to elect two additional Directors when dividends have been deferred for more than six quarters, and they did so at each of the last six Annual Meetings of Stockholders.

(12) Business Segments
The following tables set forth certain business segment information relating to the Company’s operations for the three month and nine month periods ended September 30, 2003 and 2002 (in thousands):

Nine months ended September 30, 2003
                                                            Reportable Segments
                                               ----------------------------------------------
                                                                                                              Consolidated
                                                 Building        Civil          Totals        Corporate          Totals
                                               -------------  -------------  --------------  ------------    ----------------
Revenues                                           $738,944      $ 134,507       $ 873,451      $      -           $ 873,451
Income from Operations                             $ 20,617      $   1,684       $  22,301      $ (6,149) *        $  16,152
Assets                                             $186,673      $ 245,573       $ 432,246      $ 32,166  **       $ 464,412

Nine months ended September 30, 2002
                                                            Reportable Segments
                                               ----------------------------------------------
                                                                                                              Consolidated
                                                 Building        Civil          Totals        Corporate          Totals
                                               -------------  -------------  --------------  ------------    ----------------
Revenues                                           $586,073      $ 236,409       $ 822,482     $      -           $ 822,482
Income from Operations                             $ 18,432      $  1,849        $ 20,281      $ (4,675)  *       $  15,606
Assets                                             $152,044      $ 221,884       $ 373,928     $  21,398  **      $ 395,326

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(12) Business Segments (continued)

Three months ended September 30, 2003
                                                            Reportable Segments
                                               ----------------------------------------------
                                                                                                              Consolidated
                                                 Building        Civil          Totals        Corporate          Totals
                                               -------------  -------------  --------------  ------------    ----------------
Revenues                                           $252,606       $ 43,249       $ 295,855      $      -           $ 295,855
Income from Operations                             $  8,760       $   (174)      $   8,586      $ (1,835)*         $   6,751

Three months ended September 30, 2002
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in Item 15 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002. The Company’s critical accounting policies are also identified and discussed in Item 7 of said annual report on Form 10-K. The Company has made no significant change in these policies during 2003.

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

On June 9, 2003, the Company completed a tender offer on its $21.25 Preferred Stock whereby the Company purchased 440,627 Depositary Shares (representing approximately 44.1% of the outstanding $21.25 Preferred Stock) at a purchase price of $25.00 per Depositary Share, net to the seller without interest. (See Note 8 of Notes to Consolidated Condensed Financial Statements.) Including related expenses, this transaction resulted in an $11.3 million decrease in Stockholders’ Equity. Also as a result of this transaction, approximately $7.3 million of previously accrued and unpaid dividends relating to the purchased shares was reversed and restored to “Paid-In Surplus” in the Consolidated Condensed Balance Sheets. Since these accrued dividends had previously been deducted from net income in the computation of earnings per share in fiscal quarters prior to June 30, 2003, the reversal of these accrued dividends resulted in the addition of $0.6 million (or approximately $0.03 per share) and $7.3 million (or approximately $0.31 per share) to income available for common stockholders in the computation of earnings per share for the three month and nine month periods ended September 30, 2003, respectively.

Results of Operations

Comparison of the Third Quarter of 2003 with the Third Quarter of 2002

Overall revenues from construction operations increased by $63.0 million (or 27.1%), from $232.8 million in 2002 to $295.8 million in 2003. This increase was due primarily to an increase in building construction revenues of $97.7 million (or 63.1%), from $154.9 million in 2002 to $252.6 million in 2003. This increase was partly offset by a decrease in civil construction revenues of $34.7 million (or 44.5%), from $77.9 million in 2002 to $43.2 million in 2003. The increase in building construction revenues was due primarily to the impact of the Cummings acquisition in January 2003 and improved new work acquisition results during the second and third quarters of 2003. The decrease in revenues from civil construction operations primarily reflects the decrease in the Company’s year-end backlog at December 31, 2002 compared to the year-end backlog at December 31, 2001, as the pace of new contract awards slowed during the past 18 months.

Income from construction operations increased by $2.6 million (or 43.3%), from $6.0 million in 2002 to $8.6 million in 2003. Building construction operating income increased by $3.3 million, from $5.5 million in 2002 to $8.8 million in 2003, due primarily to the impact of the Cummings acquisition and to favorable experience on an overseas project. As a result of the decrease in revenues discussed above, civil construction operating income decreased by $0.7 million, from a profit of $0.5 million in 2002 to a loss of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(continued)

$0.2 million in 2003.

The credit (provision) for income taxes reflects a lower-than-normal tax rate in both years due primarily to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations.

As discussed above, as a result of the completion of the Company’s tender offer on its $21.25 Preferred Stock, $0.6 million in previously accrued preferred stock dividends was reversed and added back to income available for common stockholders in the computation of earnings per share for the third quarter of 2003. Accordingly, basic and diluted earnings per common share in the third quarter of 2003 benefited by $0.03 per share from the impact of the completion of the $21.25 Preferred Stock tender offer transaction. Basic earnings per common share were $0.29 in 2003 compared to $0.14 in 2002. Diluted earnings per common share were $0.28 in 2003 compared to $0.14 in 2002.

Comparison of the Nine Months Ended September 30, 2003 with the Nine Months Ended September 30, 2002

The overall increase in net income of $7.9 million, from $13.5 million to $21.4 million, was due primarily to the recognition of a $7.0 million federal tax benefit based on the expectation that the Company will be able to utilize a portion of its net operating loss carryforwards in future years.

Overall revenues from construction operations increased by $50.9 million (or 6.2%), from $822.5 million in 2002 to $873.4 million in 2003. This increase was due primarily to a increase in building construction revenues of $152.8 million (or 26.1%), from $586.1 million in 2002 to $738.9 million in 2003, due primarily to the impact of the Cummings acquisition in January 2003 and improved new work acquisition results during the second and third quarters of 2003. This increase was partly offset by a decrease in civil construction revenues of $101.9 million (or 43.1%), from $236.4 million in 2002 to $134.5 million in 2003. The decrease in revenues from civil construction operations primarily reflects the decrease in the Company’s year-end backlog at December 31, 2002 compared to the year-end backlog at December 31, 2001, as the pace of new contract awards slowed during the past 18 months.

Income from construction operations increased by $2.0 million (or 9.9%), from $20.3 million in 2002 to $22.3 million in 2003. Building construction operating income increased by $2.2 million, from $18.4 million in 2002 to $20.6 million in 2003, due primarily to the impact of the Cummings acquisition and to favorable experiences on two overseas projects. Building construction operating income was negatively impacted by a $2.1 million increase in building construction-related general and administrative expenses (exclusive of Cummings) primarily in connection with the pursuit of new work opportunities. Civil construction operating income decreased by $0.2 million, from $1.9 million in 2002 to $1.7 million in 2003, due primarily to the decrease in revenues discussed above, partly offset by a higher gross profit margin in 2003 primarily because 2002 included recognition of the Company’s share of a loss on a Central Artery “Big Dig” joint venture project in Boston, Massachusetts. Income from operations was negatively impacted by a $1.5 million increase in corporate general and administrative expenses, from $4.7 million in 2002 to $6.2 million in 2003, due primarily to an aggregate increase in several items including outside professional fees relating to the annual audit of the Company’s financial statements and to the $21.25 Preferred Shareholders Class Action Lawsuit (see Note 6(g) of Notes to Consolidated Condensed Financial Statements), and certain corporate insurance premium costs.

Interest expense decreased by $0.4 million, from $1.1 million in 2002 to $0.7 million in 2003, due to lower interest rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(continued)

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

As discussed above, as a result of the completion of the Company’s tender offer on its $21.25 Preferred Stock, $7.3 million in previously accrued preferred stock dividends was reversed and added back to income available for common stockholders in the computation of earnings per share for the nine months ended September 30, 2003. Accordingly, in addition to the higher net income for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, basic and diluted earnings per common share in 2003 benefited by $0.32 and $0.31 per share, respectively, from the impact of the completion of the $21.25 Preferred Stock tender offer transaction. Basic earnings per common share were $1.20 in 2003 compared to $0.53 in 2002. Diluted earnings per common share were $1.17 in 2003 compared to $0.52 in 2002.

Financial Condition

Recent Developments
In February 2003, the terms of the Company’s existing $45 million revolving credit facility (the “Credit Agreement”) were amended to increase the revolving credit facility from $45 million to $50 million; to extend the term of the Credit Agreement from January 2004 to June 2005; to increase the amount of unborrowed revolving credit commitment available for letters of credit from $5.0 million to $7.5 million; and to adjust certain financial covenants. Other terms of the Credit Agreement remained the same, including the provision that amounts due in June 2005, if not extended or repaid, convert to a three year term loan. The Credit Agreement, as amended, will provide the Company with greater flexibility in providing the working capital needed to support the anticipated growth of the Company’s construction activities. At September 30, 2003, the Company had $30.2 million available to borrow under the Credit Agreement.

On June 9, 2003, the Company completed a tender offer on its $21.25 Preferred Stock whereby the Company purchased 440,627 Depositary Shares (representing approximately 44.1% of the outstanding $21.25 Preferred Stock) for approximately $11.3 million. As a result of this transaction, preferred shareholder equity was reduced by approximately $11.3 million. Also, approximately $7.3 million of previously accrued and unpaid dividends relating to the purchased shares was reversed and restored to “Paid-In Surplus” in the Consolidated Condensed Balance Sheets.

Cash and Working Capital
Cash and cash equivalents as reported in the accompanying Consolidated Condensed Statements of Cash Flows consist of amounts held by the Company as well as the Company’s proportionate share of amounts held by construction joint ventures. Cash held by the Company is available for general corporate purposes while cash held by construction joint ventures is available only for joint venture-related uses. Cash held by construction joint ventures is distributed from time to time to the Company and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by the Company from its construction joint ventures are then available for general corporate purposes. At September 30, 2003 and December 31, 2002, cash held by the Company and available for general corporate purposes was $17.0 million and $11.2 million, respectively, and the Company’s proportionate share of cash held by joint

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(continued)

ventures and available only for joint venture-related uses was $28.4 million and $35.8 million, respectively.

During the first nine months of 2003, the Company generated $4.7 million in cash flow from operating activities, $13.9 million from a net increase in debt, and $2.1 million in net proceeds from the sale of certain remaining parcels of developed land held for sale to fund the $11.3 million required to complete the Company’s tender offer on its $21.25 Preferred Stock, as well as to fund a net $11.8 million used by investing activities, primarily for the acquisition of Cummings in January and to acquire construction equipment and an office building and equipment storage facility to be used by the Company’s civil construction operations. As a result, the Company’s consolidated cash balance decreased by $1.6 million, from $47.0 million at December 31, 2002 to $45.4 million at September 30, 2003. As more fully discussed in Note 6(d) of Notes to Consolidated Condensed Financial Statements, in the first quarter of 2003 the Company received its proportionate share of provisional payments against outstanding claims on a Central Artery/Tunnel “Big Dig” joint venture project in Boston, Massachusetts, as a result of an agreement reached in December, 2002. This amount of approximately $13.3 million was a significant contributor to the $4.7 million in cash flow generated from operating activities in the first nine months of 2003.

Working capital increased from $115.9 million at the end of 2002 to $122.1 million at September 30, 2003. The current ratio decreased slightly, from 1.44:1.00 to 1.40:1.00 during the same period.

Long-term Debt Long-term debt at September 30, 2003 was $25.6 million, an increase of $13.5 million from December 31, 2002, due primarily to the Company’s completion of a tender offer on its $21.25 Preferred Stock which required a cash outlay of approximately $11.3 million (including related expenses). The long-term debt to equity ratio was .25:1.00 at September 30, 2003, compared to .14:1.00 at December 31, 2002.

Dividends There were no cash dividends declared or paid on the Company’s outstanding Common Stock during the periods presented herein.

In conjunction with the covenants of the Company’s prior Credit Agreements, the Company was required to suspend the payment of quarterly dividends on its $21.25 Preferred Stock until certain financial criteria were met. Quarterly dividends on the $21.25 Preferred Stock have not been paid since 1995 (although they have been fully accrued due to the “cumulative” feature of the $21.25 Preferred Stock). After the impact of the conclusion of the $21.25 Preferred Stock tender offer discussed above, the aggregate amount of dividends in arrears is approximately $9.5 million at September 30, 2003.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(continued)

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

Outlook

  Construction Operations - The construction backlog at September 30, 2003 was $1.332 billion compared to $990 million at December 31, 2002 (or $1.160 billion when adjusted for the addition of backlog from the January 2003 acquisition of Cummings). The Company experienced an improved new work acquisition period in the second and third quarters of 2003. The demand for the Company’s preconstruction services remains at a high level, and plans for public works construction at the local, state and federal levels remain strong in its market areas.

  In January 2003, the Company achieved a major step in its stated strategy to “profitably expand its construction business internally or through selective acquisitions” by concluding the acquisition of Cummings. Cummings is an established building construction and construction management company in the South Florida region specializing in the construction of schools, municipal buildings, and commercial facilities. The acquisition of Cummings expands the Company’s market presence in the Southeast Region, an area with projected above average future growth, and includes a qualified management team capable of capitalizing on future growth opportunities in the area. The acquisition of Cummings had a positive impact on the Company’s financial position, construction backlog, and results of operations for the first nine months of 2003, and management expects that Cummings will continue to make a positive contribution to the Company’s operating results during the balance of 2003 and into 2004.

  Liquidity – As discussed under the caption “Financial Condition” above, in February 2003, the terms of the Company’s existing $45 million revolving credit facility were amended to, among other things, increase the revolving credit facility from $45 million to $50 million and to extend the term of the Credit Agreement from January 2004 to June 2005. The Credit Agreement, as amended, will provide the Company with greater flexibility in providing the working capital needed to support the anticipated growth of the Company’s construction activities. At September 30, 2003, the Company had $30.2 million available to borrow under the Credit Agreement.

  On November 5, 2003, the terms of the Company’s revolving credit facility were further amended to provide a temporary $20 million increase in the revolving credit facility from $50 million to $70 million until January 31, 2004 to support the procurement requirements of a major contract.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s exposure to market risk as described in the Company’s annual report on Form 10-K, Item 7A., since December 31, 2002.

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

        An arbitration panel has been chosen and arbitration evidentiary hearings are scheduled to begin on
        February 23, 2004.  Discovery began on September 8, 2003.  The ultimate financial impact of resolving all of the claims on this Project is not yet determinable.

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

        The Owner's Association alleges that Hansen "failed to construct and chlorinate the [Polo Towers
        Phase III] domestic water system per plans, specifications, building codes and industry standards, and [that PBC] failed to monitor the workmanship of Hansen . . . to insure that the [Polo Towers
        Phase III] water system was properly prepared for use by employees and guests of the project".  The
        Owner's Association claims that those alleged failures caused the Polo Towers Phase III domestic water system to become "infected with legionella" and that several guests who were allegedly exposed to legionella at Polo Towers Phase III have brought personal injury damage actions against the Owner's Association.  Nine personal injury damage actions have been brought by individuals who were allegedly exposed to legionella at Polo Towers Phase III against PBC, the Developer and/or Hansen.  PBC previously notified its insurance carrier of these personal injury actions and the

Part II. - Other Information (continued)

        insurance carrier is presently defending the actions without any reservation of rights under the insurance policy.

        The Owner's Association alleges that it has suffered in excess of  $8.0 million in property damages because of the legionella and that it is the assignee of all rights against PBC under the Developer/
        PBC contract. PBC has forwarded the Owner's Association's complaint to its insurance carrier and is awaiting the carrier's response. PBC will demand defense and indemnification from Hansen, as the mechanical subcontractor, and from the Developer for deficient maintenance.  The Owner's
        Association has not categorized the elements of its claim and it is unclear whether any portion of the property damage claim will not be covered by insurance.

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

        On August 29, 2003, the Defendants filed a Motion to Dismiss.  Plaintiffs filed an opposition thereto and on October 14, 2003, the Defendants filed their reply.

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

(b)     None

(c)     None

(d)     Not applicable

Item 3. - Defaults Upon Senior Securities

(a)     None

(b)     In accordance with the covenants of the 1995 Amended Revolving Credit Agreement, the First
        Amended and Restated Credit Agreement effective January 17, 1997 and the Second Amended and Restated Credit Agreement effective March 29, 2000, the Company was required to suspend the payment of quarterly dividends on its $21.25 Convertible Exchangeable Preferred Stock ("$21.25
        Preferred Stock") until certain financial criteria were met, commencing with the dividend that normally would have been declared during December 1995.  Although the financial criteria were satisfied as of December 31, 2000 and the Company's most recent Credit Agreement, entered into in
        January 2002 and amended in February 2003, does not contain similar restrictions, the Board of
        Directors does not believe that it is proper or prudent to pay or commit to pay dividends on the
        $21.25 Preferred Stock for the foreseeable future based on the Company's other working capital requirements. See additional comments under "Financial Condition" on pages 21 to 23 herein.
        Therefore, as of September 30, 2003, the aggregate amount of dividends in arrears is approximately
        $9.5 million, which represents approximately $170.00 per share of $21.25 Preferred Stock or approximately $17.00 per Depositary Share.  While these dividends have not been declared or paid, they have been fully accrued in accordance with then "cumulative" feature of the $21.25 Preferred
        Stock.

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

Part II. - Other Information (continued)

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

Part II. - Other Information (continued)

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

(b)       Reports on Form 8-K

          A Form 8-K was filed on August 8, 2003 that reported on the Company's press release announcing its financial results for the second quarter ended June 30, 2003 in "Item 12. Results of Operations and Financial Condition" in  said Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Perini Corporation
                                   Registrant

Date: November 7, 2003             /s/Michael E. Ciskey
                                   Michael E. Ciskey, Vice President and Controller
                                   Duly Authorized Officer and Principal Accounting Officer