Form 10-K
period 2003-12-31
PERINI CORP
filed 2004-03-11
CIK 77543

FORM 10-K

Securities and Exchange Commission                                                                                Commission File No. 1-6314
Washington, DC 20549

(Mark One)

[X]      Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934.

For the fiscal year ended December 31, 2003

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

The aggregate market value of voting Common Stock held by nonaffiliates of the registrant is $41,909,800 as of June 30, 2003, the last business day of the registrant's most recently completed second quarter.

The number of shares of Common Stock, $1.00 par value per share, outstanding at February 23, 2004 was 23,043,335.

Documents Incorporated by Reference

Portions of the definitive proxy statement relating to the registrant's annual meeting of stockholders to be held on May 13, 2004 are incorporated by reference into Part III of this report.

                                                 PERINI CORPORATION

                                               INDEX TO ANNUAL REPORT

                                                    ON FORM 10-K

                                                                                                            PAGE

PART I

Item 1:                 Business                                                                            2 - 20

Item 2:                 Properties                                                                          21

Item 3:                 Legal Proceedings                                                                   21 - 25

Item 4:                 Submission of Matters to a Vote of Security Holders                                 25 - 26

PART II

Item 5:                 Market for the Registrant's Common Stock and Related Stockholder Matters            27

Item 6:                 Selected Financial Data                                                             28 - 29

Item 7:                 Management's Discussion and Analysis of Financial Condition and Results of
                        Operations                                                                          30 - 43

Item 7A:                Quantitative and Qualitative Disclosure About Market Risk                           43

Item 8:                 Financial Statements and Supplementary Data                                         44

Item 9:                 Change in and Disagreements with Accountants on Accounting and Financial
                        Disclosure                                                                          44

Item 9A:                Controls and Procedures                                                             44

PART III

Item 10:                Directors and Executive Officers of the Registrant                                  45

Item 11:                Executive Compensation                                                              45

Item 12:                Security Ownership of Certain Beneficial Owners and Management and
                        Related Stockholder Matters                                                         45

Item 13:                Certain Relationships and Related Transactions                                      45

Item 14:                Principal Accountant Fees and Services                                              45

PART IV

Item 15:                Exhibits, Financial Statement Schedules and Reports on Form 8-K                     46

Signatures                                                                                                  47

PART I.

ITEM 1. BUSINESS

Forward-looking Statements

     The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company’s or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules; the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings; the availability of borrowed funds on terms acceptable to us; the ability to retain certain members of management; the ability to obtain surety bonds to secure our performance under certain construction contracts; possible labor disputes or work stoppages within the construction industry; changes in federal and state appropriations for infrastructure projects; possible changes or developments in worldwide or domestic political, social, economic, business, industry, market and regulatory conditions or circumstances; and actions taken or not taken by third parties including our customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials. Also see “Risk Factors” on pages 12 through 20. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

General

     Perini Corporation and its subsidiaries (or “Perini,” “we,” “us,” and “our,” unless the context indicates otherwise) is a leading construction services company, based on revenues, as ranked by Engineering News-Record, offering diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world. We have provided construction services since 1894 and have established a strong reputation within our markets by executing large, complex projects on time and within budget while adhering to strict quality control measures. We offer general contracting, preconstruction planning and comprehensive project management services, including the planning and scheduling of the manpower, equipment, materials and subcontractors required for a project. We also offer self-performed construction services including site work, concrete forming and placement and steel erection. During 2003, we performed work on over 100 construction projects for over 75 federal, state and local government agencies or authorities and private customers. Our headquarters are in Framingham, Massachusetts, and we have seven other principal offices throughout the United States. Our common stock is currently listed on the American Stock Exchange under the symbol “PCR.” Our common stock has been cleared to apply for listing on the New York Stock Exchange and we expect this listing change to commence on April 1, 2004. Our $21.25 Preferred Stock will remain listed on the American Stock Exchange.

     Our business is conducted through three primary segments: building, civil, and management services. Our building segment, comprised of Perini Building Company and James A. Cummings, Inc., or Cummings, focuses on large, complex projects in the hospitality and gaming, sports and entertainment, educational, transportation and healthcare markets. Our civil segment is involved in public works construction primarily in the northeastern United States, including the repair, replacement and reconstruction of the United States public infrastructure such as highways, bridges and mass transit systems. Our management services segment provides diversified construction, design-build and maintenance services to the U.S. military and government agencies as well as power producers, surety companies and multi-national corporations.

Business Segment Overview

     Historically, we have evaluated our operating results based on two reportable segments: building and civil. During the fourth quarter of 2003, we adjusted the responsibilities of certain of our executive officers and, in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we reevaluated the criteria for determining our reportable segments. We have determined that a third business segment, management services, will be included as a reportable segment prospectively to align our reportable segments with current management responsibilities. Previously, our management services operations were included as part of our building segment. The management services segment will aggregate contracts that have a higher than normal geopolitical and operational risk and a corresponding potential for greater than normal gross margin volatility. Segment information for 2002 and 2001 presented in the tables set forth below or otherwise in this Annual Report on Form 10-K have been reclassified to reflect this change.

Building Segment

     Our building segment has significant experience providing services to a number of high growth, specialized building markets, including the hospitality and gaming, sports and entertainment, education, transportation and healthcare markets. We believe our success within the building segment results from our proven ability to manage and perform large, complex projects with aggressive fast-track schedules, elaborate designs and advanced systems while providing accurate budgeting and strict quality control. Although price is a key competitive factor, we believe our strong reputation, long-standing customer relationships and significant level of repeat and referral business have enabled us to achieve our leading position.

     We believe the hospitality and gaming market provides significant opportunities for growth. We are a recognized leader in this market, specializing in the construction of high-end destination resorts and casinos and Native American developments. We work with hotel operators, Native American tribal councils, developers and architectural firms to provide diversified construction services to meet the challenges of new construction and renovation of hotel and resort properties. We believe that our reputation for completing projects on time is a significant competitive advantage in this market, as any delay in project completion may result in significant loss of revenues for the customer. In Engineering News-Record’s, or ENR’s, 2003 rankings, we ranked as the nation’s 26th largest contractor in the general building market, 3rd largest builder in the hotel, motel and convention center market and as one of the top 25 builders in the sports, entertainment and government office buildings markets, based on revenue.

     As a result of our reputation and track record, we have been involved in many marquee projects. These include hospitality and gaming projects such as the Paris Hotel and Casino in Las Vegas, NV; the Gaylord Palms Resort and Convention Center in Orlando, FL; and the Grand Resorts Hotel/Casino Expansion in Atlantic City, NJ. In the sports and entertainment market, we have been involved in projects such as the Bank One Ballpark in Phoenix, AZ and The Palace at Auburn Hills in Auburn Hills, MI. In our other end markets, we have been involved in large, complex projects such as the Airport Parking Garage and Rental Car Facility in Ft. Lauderdale, FL; the Florida International University Health & Life Sciences Building in Miami, FL; and the South Shore Hospital expansion in Weymouth, MA.

     In January 2003, we acquired Cummings to expand our presence in the southeast region of the United States. Cummings, which is now our wholly owned subsidiary, specializes in the construction of schools, municipal buildings and commercial developments.

Civil Segment

     Our civil segment specializes in new public works construction and the repair, replacement and reconstruction of infrastructure, principally in the metropolitan New York and Boston markets. Our civil contracting services include construction and rehabilitation of highways, bridges, light rail transit systems, subways, airports and wastewater treatment facilities. Our customers primarily award contracts through one of two methods: the traditional public “competitive bid” method, in which price is the major determining factor, or through a request for proposals where contracts are awarded based on a combination of technical capability and price. Traditionally, our customers require each contractor to pre-qualify for construction business by meeting criteria that include technical capabilities, financial strength and corporate integrity. We believe that our corporate integrity, financial strength and outstanding record of performance on challenging civil works projects enables us to pre-qualify for projects in situations where smaller, less diversified contractors are unable to meet the qualification requirements. We believe this is a competitive advantage that makes us an attractive partner on the largest infrastructure projects and prestigious DBOM (design-build-operate-maintain) contracts, which combine the nation’s top contractors with engineering firms, equipment manufacturers and project development consultants in a competitive bid selection process to execute highly sophisticated public works projects.

     We have been active in civil construction since 1894 and believe we have developed a particular expertise in large, complex civil construction projects. ENR’s 2003 rankings place us as the 20th largest builder of general transportation projects in the country and as a top 25 builder in mass transit and rail, bridges and highways. We have completed or are currently working on some of the most significant civil construction projects in the northeast including a portion of Boston’s “Big Dig” project, the Williamsburg Bridge reconstruction, New Jersey Light Rail Transit, the Triborough Bridge, Jamaica Station and the Long Island Expressway.

Management Services Segment

     Our management services segment provides diversified construction, design-build and maintenance services to the U.S. military and government agencies, power suppliers, surety companies and multi-national corporations in the United States and overseas. We believe customers choose our services based on our ability to plan and execute rapid response assignments and multi-year contracts through our diversified construction and design-build abilities. Furthermore, we believe we have demonstrated consistently superior performance on competitively bid or negotiated multi-year, multi-trade, task order and ID/IQ (Indefinite Delivery/Indefinite Quantity) construction programs. Most recently, we have been chosen by the federal government for significant projects related to defense and reconstruction projects in Iraq and Afghanistan. For example, we are currently working on the reconstruction of electric power facilities in southern Iraq. In addition, we recently completed a project to construct the entire infrastructure for a 6,000-person base for the new Afghan army and have recently begun construction of similar facilities at another base.

     We believe we are well positioned to capture additional projects that involve long-term contracts and provide a recurring source of revenues as government expenditures for defense and homeland security increase in response to the global threat of terrorism. For example, we have a multi-year contract with the U.S. Department of State, Office of Overseas Buildings Operations, to perform design-build security upgrades at U.S. embassies and consulates throughout the world including Argentina, Brazil, Czech Republic, Laos, Pakistan, the Philippines and Taiwan. In addition, our proven abilities with federal government projects have enabled us to win contracts from private defense contractors who are executing projects for the federal government. For example, we have been awarded design and construction contracts by Raytheon Integrated Defense Systems for upgrades to radar facilities at Beale Air Force Base in California and the Cobra Dane Facility on Shemya Island, Alaska, to meet the requirements of a new early warning radar system.

     We also provide diversified management services to power producers, surety companies and multi-national corporations. Under a five-year contract expiring at the end of 2006, we provide planning, management, maintenance and modification services at 10 nuclear power generating stations, including 17 operating units. We are also under agreement with a major North American surety company to provide rapid response, contract completion services. Upon notification from the surety of a contractor bond default, we provide management or general contracting services to fulfill the contractual and financial obligations of the surety.

Markets and Customers

     Information on lines of business and foreign business is included under the following captions of this Annual Report on Form 10-K for the year ended December 31, 2003.

                                                                                               Annual Report
                                                                                               on Form 10-K
                                            Caption                                            Page Number
                                                                                           ----------------------

Selected Consolidated Financial Information                                                       28 - 29
Management's Discussion and Analysis                                                              30 - 43
Note 11 of Notes to Consolidated Financial Statements entitled "Business Segments"                75 - 77

     While the “Selected Consolidated Financial Information” presents certain business segment information for purposes of consistency of presentation for the five years ended December 31, 2003, additional business segment information required by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information”, for the three years ended December 31, 2003 is included in Note 11 of Notes to Consolidated Financial Statements.

     Our construction services are targeted toward end markets that are diversified across project types, client characteristics and geographic locations. Revenues by business segment for each of the three years in the period ended December 31, 2003 are set forth below:

                                                   Revenues by Segment
                                                Year Ended December 31,
                                      ---------------------------------------------
                                          2003            2002            2001
                                      -------------   -------------   -------------
                                                     (in thousands)
Building                               $   898,254     $   631,860     $ 1,120,161
Civil                                      176,877         312,528         353,957
Management Services                        298,972         140,653          79,278
                                      -------------   -------------   -------------
     Total                              $1,374,103     $ 1,085,041     $ 1,553,396
                                      =============   =============   =============

     Revenues by end market for the building segment for each of the three years in the period ended December 31, 2003 are set forth below:

                                  Building Segment Revenues by End Market
                             ------------------------------------------------
                                 2003             2002              2001
                             -------------     ------------     -------------
                                             (in thousands)
Hospitality and Gaming          $ 541,575        $ 513,374       $ 1,013,206
Sports and Entertainment          126,705           72,729            22,699
Education Facilities               98,730            1,181             8,460
Transportation Facilities          46,266           14,096            18,134
Healthcare Facilities              53,351           11,264            28,121
Other                              31,627           19,216            29,541
                             -------------     ------------     -------------
Total                           $ 898,254        $ 631,860       $ 1,120,161
                             =============     ============     =============

     Revenues by end market for the civil segment for each of the three years in the period ended December 31, 2003 are set forth below:

                                            Civil Segment Revenues by End Market
                                      -----------------------------------------------
                                         2003             2002              2001
                                      ------------     ------------     -------------
                                                      (in thousands)
Highways                                $  64,322        $  92,486         $ 142,144
Bridges                                    16,519           72,312            65,117
Mass Transit                               84,967          145,160           146,397
Wastewater Treatment and Other             11,069            2,570               299
                                      ------------     ------------     -------------
Total                                    $176,877         $312,528         $ 353,957
                                      ============     ============     =============

     Revenues by end market for the management services segment for each of the three years in the period ended December 31, 2003 are set forth below:

                                          Management Services Segment
                                             Revenues by End Market
                                 -----------------------------------------------
                                     2003             2002             2001
                                 -------------     ------------     ------------
                                                 (in thousands)
U.S. Government Services             $218,688        $  46,749         $ 37,348
Power Facilities Maintenance           51,724           74,948           28,616
Other                                  28,560           18,956           13,314
                                 -------------     ------------     ------------
Total                                $298,972         $140,653         $ 79,278
                                 =============     ============     ============

     We provide our services to a broad range of private and public customers. The allocation of our revenues by client source for each of the three years in the period ended December 31, 2003 are set forth below:

                         Revenues by Client Source

                                              Year Ended December 31,
                                           -------------------------------
                                            2003        2002       2001
                                           --------    -------    --------

Private Owners                                61%         65%        73%
State and Local Governments                   23          30         24
Federal Governmental Agencies                 16           5          3
                                           --------    -------    --------
                                             100%        100%       100%
                                           ========    =======    ========

     Private Owners. We derived approximately 61% of our revenues from private customers during 2003. Our private customers include major hospitality and gaming resort owners, Native American sovereign nations, private developers, healthcare and retirement companies and a leading owner and operator of power facilities. We provide services to our private customers primarily through negotiated contract arrangements, as opposed to competitive bids.

     State and Local Governments. We derived approximately 23% of our revenues from state and local government customers during 2003. Our state and local government customers include state transportation departments, state and local correctional departments, metropolitan authorities, cities, municipal agencies, school districts and public universities. We provide services to our state and local customers primarily pursuant to contracts awarded through competitive bidding processes. Our civil contracting services are concentrated in the northeast, principally in the metropolitan New York and Boston markets. Our building construction services for state and local government customers, which have included schools and dormitories, correctional and healthcare facilities, parking structures and municipal buildings, are in locations throughout the country. Since our acquisition of Cummings in January 2003, we have been particularly active in providing construction services for local government customers in Florida.

     Federal Governmental Agencies. We derived approximately 16% of our revenues from federal governmental agencies during 2003. These agencies have included the State Department, the U.S. Navy and the U.S. Army Corps of Engineers. We provide services to federal agencies primarily pursuant to contracts for specific or multi-year assignments that involve new construction or infrastructure improvements. A substantial portion of our revenues from federal agencies is derived from projects in overseas locations. Our share of revenues derived from federal customers has increased steadily in recent years. We expect this trend to continue for the foreseeable future as a result of our expanding base of experience and relationships with federal agencies, together with favorable market and expenditure trends for defense, security and reconstruction work.

Backlog

     We include a construction project in our backlog at such time as a contract is awarded or a firm letter of commitment is obtained and funding is in place. As a result, the backlog figures are firm, subject only to the cancellation provisions contained in the various contracts. Historically, these provisions have not had a material adverse effect on us.

     As of December 31, 2003, we had a construction backlog of $1.666 billion compared to $990 million at December 31, 2002 and $1.214 billion at December 31, 2001. Backlog is summarized below by business segment as of December 31, 2003 and 2002:

                                          Backlog by Business Segment
                               --------------------------------------------------
                                      December 31,             December 31,
                                          2003                     2002
                               ------------------------   -----------------------
                                                (dollars in thousands)
Building                         $   896,799       54%       $ 525,433       53%
Civil                                305,698       18          210,562       21
Management Services                  463,967       28          254,180       26
                               --------------   -------   -------------    ------
Total                            $ 1,666,464      100%       $ 990,175      100%
                               ==============   =======   =============    ======

     We estimate that approximately $460 million, or 28%, of our backlog at December 31, 2003 will not be completed in 2004.

Backlog by end market for the building segment as of December 31, 2003 and 2002 is set forth below:

                                           Building Segment Backlog by End Market
                                  -------------------------------------------------------
                                        December 31,                  December 31,
                                           2003                          2002
                                  --------------------------    -------------------------
                                                  (dollars in thousands)
Hospitality and Gaming                 $ 608,161       68%           $ 341,115      65%
Sports and Entertainment                   9,235        1              115,759      22
Education Facilities                     116,013       13               13,805       3
Transportation Facilities                 45,529        5                2,931      --
Healthcare Facilities                     26,048        3               42,504       8
Other                                     91,813       10                9,319       2
                                  ---------------    -------    ---------------   -------
Total                                  $ 896,799      100%           $ 525,433      100%
                                  ===============    =======    ===============   =======

     Backlog by end market for the civil segment as of December 31, 2003 and 2002 is set forth below:

                                                  Civil Segment Backlog by End Market
                                      ------------------------------------------------------------
                                             December 31,                    December 31,
                                                 2003                            2002
                                      ----------------------------    ----------------------------
                                                        (dollars in thousands)
Highways                                 $ 24,736          8%            $ 65,260         31%
Bridges                                   102,155         33               20,815         10
Mass Transit                               60,603         20              106,473         51
Wastewater Treatment and Other            118,204         39               18,014          8
                                      ------------    ------------    ------------    ------------
Total                                    $305,698        100%            $210,562        100%
                                      ============    ============    ============    ============

     Backlog by end market for the management services segment as of December 31, 2003 and 2002 is set forth below:

                                       Management Services Segment Backlog by End Market
                                 -------------------------------------------------------------
                                         December 31,                    December 31,
                                             2003                            2002
                                 -----------------------------    ----------------------------
                                                    (dollars in thousands)
U.S. Government Services             $305,496         66%           $  69,904         27%
Power Facilities Maintenance          150,308         32              175,032         69
Other                                   8,163          2                9,244          4
                                 -------------    ------------    ------------    ------------
Total                                $463,967        100%            $254,180        100%
                                 =============    ============    ============    ============

Competition

     The construction industry is highly competitive and the markets in which we compete have numerous and often larger companies that provide similar services. In certain end markets of the building segment, such as hospitality and gaming, we are one of the largest providers of construction services in the United States, but within other end markets of the building segment, and within the civil and management services segments, there are competitors with significantly greater capabilities and resources. In our building segment, we compete with a variety of national and regional contractors. In the west, our primary competitors are Marnell-Carrao, Huntcor and McCarthy. In the northeast, our primary competitors are Suffolk, Gilbane and Turner and in the southeast our primary competitors include Centex-Rooney, James B. Pirtle and Whiting-Turner. In our management services segment, we compete principally with national engineering and construction firms such as Fluor, Bechtel, Washington Group International and Kellogg Brown & Root. In our civil segment, we compete principally with large civil construction firms that operate in the northeast, including Slattery/Skanska, Granite Construction/Halmar, Tully and Schiavone. We believe price, experience, reputation, responsiveness, customer relationships, project completion track record and quality of work are key factors in customers awarding contracts across our end markets.

Types of Contracts and The Contract Process

Type of Contracts

     The general contracting and management services we provide consist of planning and scheduling the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms, plans and specifications contained in a construction contract. We provide these services by using traditional general contracting arrangements, such as fixed price, guaranteed maximum price and cost plus award fee contracts and, to a lesser extent, construction management or design-build contracting arrangements. These contract types and the risks generally inherent therein are discussed below:

  Fixed price (FP) contracts, which include fixed unit price contracts, are generally used in competitively bid public civil construction projects and, to a lesser degree, building construction projects and generally commit the contractor to provide all of the resources required to complete a project for a fixed sum or at fixed unit prices. Usually FP contracts transfer more risk to the contractor but offer the opportunity, under favorable circumstances, for greater profits. FP contracts represent a significant portion of our publicly bid civil construction projects. Design-build projects are also generally performed under a FP contract.

  Cost plus fee (Cost Plus) contracts provide for reimbursement of the costs required to complete a project plus a stipulated fee arrangement. Cost Plus contracts include cost plus fixed fee (CPFF) contracts and cost plus award fee (CPAF) contracts. CPFF contracts provide for reimbursement of the costs required to complete a project plus a fixed fee. CPAF contracts provide for reimbursement of the costs required to complete a project plus a base fee as well as an incentive fee based on cost and/or schedule performance. Cost Plus contracts serve to minimize the contractor’s financial risk, but may also limit profits. Services provided by our management services segment to various U.S. government agencies often are performed under Cost Plus contracts.

  Guaranteed maximum price (GMP) contracts provide for a cost plus fee arrangement up to a maximum agreed upon price. These contracts place risks on the contractor for amounts in excess of the GMP, but may permit an opportunity for greater profits than under Cost Plus contracts through sharing agreements with the owner on any cost savings that may be realized. Services provided by our building segment to various private customers often are performed under GMP contracts.

  Construction management (CM) contracts are those under which a contractor agrees to manage a project for the owner for an agreed-upon fee, which may be fixed or may vary based upon negotiated factors. CM contracts serve to minimize the contractor’s financial risk, but may also limit profit relative to the overall scope of a project.

     Historically, a high percentage of our contracts have been of the fixed price and GMP type. A summary of revenues and backlog by type of contract for each of the three years in the period ended December 31, 2003 follows:

                                      Backlog as of
                                      December 31,
                               ----------------------------
                                 2003       2002      2001
                               -------    -------   -------

Fixed Price                      30         30%       41%
Cost Plus, GMP or CM             70         70        59
                               -------    -------   -------
                                100%       100%      100%
                               =======    =======   =======

                                    Revenues for the
                                 Year Ended December 31,
                               ----------------------------
                                 2003       2002      2001
                               -------    -------   -------

Fixed Price                      18%        35%       25%
Cost Plus, GMP or CM             82         65        75
                               -------    -------   -------
                                100%       100%      100%
                               =======    =======   =======

The Contract Process

     We identify potential projects from a variety of sources, including advertisements by federal, state and local governmental agencies, through the efforts of our business development personnel and through meetings with other participants in the construction industry such as architects and engineers. After determining which projects are available, we make a decision on which projects to pursue based on such factors as project size, duration, availability of personnel, current backlog, competitive advantages and disadvantages, prior experience, contracting agency or owner, source of project funding, geographic location and type of contract.

     After deciding which contracts to pursue, we generally have to complete a prequalification process with the applicable agency or customer. The prequalification process generally limits bidders to those companies with operational experience and financial capability to effectively complete the particular project(s) in accordance with the plans, specifications and construction schedule.

     The estimating process typically involves three phases. Initially, we perform a detailed review of the plans and specifications, summarize the various types of work involved and related estimated quantities, determine the project duration or schedule and highlight the unique and riskier aspects of the project. After the initial review, we decide whether or not to continue to pursue the project. If the answer is positive, we perform the second phase of the estimating process which consists of estimating the cost and availability of labor, material, equipment, subcontractors and the project team required to complete the project on time and in accordance with the plans and specifications. The final phase consists of a detailed review of the estimate by management including, among other things, assumptions regarding cost, approach, means and methods, productivity and risk. After the final review of the cost estimate, management adds an amount for profit to arrive at the total bid amount.

     Public bids to various governmental agencies are generally awarded to the lowest bidder. Requests for proposals or negotiated contracts with public or private customers are generally awarded based on a combination of technical capability and price, taking into consideration factors such as project schedule and prior experience.

     During the construction phase of a project, we monitor our progress by comparing actual costs incurred and quantities completed to date with budgeted amounts and the project schedule and periodically, at a minimum on a quarterly basis, prepare an updated estimate of total forecasted revenue, cost and profit for the project.

     During the normal course of most projects, the customer and sometimes the contractor initiate modifications or changes to the original contract to reflect, among other things, changes in specifications or design, method or manner of performance, facilities, equipment, materials, site conditions and period for completion of the work. Generally the scope and price of these modifications are documented in a “change order” to the original contract and reviewed, approved and paid in accordance with the normal change order provisions of the contract.

     Many times we are required to perform extra or change order work as directed by the customer even if the customer has not agreed in advance on the scope or price of the work to be performed. This process may result in disputes over whether the work performed is beyond the scope of the work included in the original project plans and specifications or, if the customer agrees that the work performed qualifies as extra work, the price the customer is willing to pay for the extra work. Even when the customer agrees to pay for the extra work, we may be required to fund the cost of such work for a lengthy period of time until the change order is approved and funded by the customer. Also, these unapproved change orders, contract disputes or claims result in costs being incurred by us that cannot be billed currently and, therefore, are reflected as “Unbilled Work” in our balance sheet. See Note 1(d) of Notes to Consolidated Financial Statements. In addition, any delay caused by the extra work may adversely impact the timely scheduling of other project work and our ability to meet specified contract milestone dates.

     The process for resolving claims vary from one contract to another but, in general, we attempt to resolve claims at the project supervisory level through the normal change order process or with higher levels of management within our organization and the customer’s organization. Depending upon the terms of the contract, claim resolution may employ a variety of other resolution methods, including mediation, binding or non-binding arbitration or litigation. Regardless of the process, when a potential claim arises on a project, we typically have the contractual obligation to perform the work and must incur the related costs. We do not recoup the costs until the claim is resolved. It is not uncommon for the claim resolution process to take months or years to resolve, especially if it involves litigation.

     Our contracts generally involve work durations in excess of one year. Revenue from our contracts in process is generally recorded under the percentage of completion contract accounting method. For a more detailed discussion of our policy in these areas, see Note 1(d) of Notes to Consolidated Financial Statements, entitled “Method of Accounting for Contracts”.

Construction Costs

     While our business may experience some adverse consequences if shortages develop or if prices for materials, labor or equipment increase excessively, provisions in certain types of contracts often shift all or a major portion of any adverse impact to the customer. On fixed price contracts, we attempt to insulate ourselves from the unfavorable effects of inflation by incorporating escalating wage and price assumptions, where appropriate, into our construction bids and by obtaining firm fixed price quotes from major subcontractors and material suppliers at the time of the bid period. Construction and other materials used in our construction activities are generally available locally from multiple sources and have been in adequate supply during recent years. Construction work in selected overseas areas primarily employs expatriate and local labor which can usually be obtained as required.

Environmental Matters

     Our properties and operations are subject to federal, state and municipal laws and regulations relating to the protection of the environment, including requirements for water discharges, air emissions, the use, management and disposal of solid or hazardous materials or wastes and the cleanup of contamination. For example, we must apply water or chemicals to reduce dust on road construction projects and to contain contaminants in storm run-off water at construction sites. In certain circumstances, we may also be required to hire subcontractors to dispose of hazardous wastes encountered on a project in accordance with a plan approved in advance by the owner. We believe that we are in substantial compliance with all applicable laws and regulations. However, future requirements or amendments to current laws or regulations imposing more stringent requirements could require us to incur costs to maintain or achieve compliance.

     In addition, some environmental laws, such as the U.S. federal “Superfund” law and similar state statutes, can impose liability for the entire cost of cleanup of contaminated sites upon any of the current or former owners or operators or upon parties who sent wastes to these sites, regardless of who owned the site at the time of the release or the lawfulness of the original disposal activity. Contaminants have been detected at some of the sites that we own, or where we worked as a contractor in the past, and we have incurred costs for investigation or remediation of hazardous substances. We also believe that our liability for these sites will not be material, either individually or in the aggregate, and have pollution legal liability insurance available for such matters. We believe that we have minimal exposure to environmental liability as a result of the activities of Perini Environmental Services, Inc., or Perini Environmental, a wholly owned subsidiary of Perini that was phased out during 1997. Perini Environmental provided hazardous waste engineering and construction services to both private clients and public agencies nationwide. Perini Environmental was responsible for compliance with applicable laws in connection with its activities; however, Perini and Perini Environmental generally carried insurance or received indemnification from customers to cover the risks associated with the remediation business.

     We currently own real estate in three states and as an owner, are subject to laws governing environmental responsibility and liability based on ownership. We are not aware of any significant environmental liability associated with our ownership of real estate.

Real Estate Operations

     Effective June 30, 1999, management adopted a plan to withdraw completely from the real estate development business and to wind down the operations of Perini Land and Development Company, or PL&D, our wholly owned real estate development subsidiary. Accordingly, approximately 97.5% of the property has been liquidated since June 30, 1999. As of December 31, 2002 and 2003, the only land remaining to be sold consists of certain fully developed parcels in Raynham, Massachusetts. This property is included in “Other Assets” on the Consolidated Balance Sheet. (See Note 13 of Notes to Consolidated Financial Statements.)

Insurance and Bonding

     All of our properties and equipment, both directly owned or owned through joint ventures with others, are covered by insurance and management believes that such insurance is adequate. In addition, we maintain general liability, excess liability and workers’ compensation insurance in amounts that we believe are consistent with our risk of loss and industry practice. During 2001, we were able to significantly limit our financial risk under our workers’ compensation and general liability insurance coverage by purchasing traditional insurance policies in a favorable insurance market. Due to tight conditions in the insurance market, effective for the calendar year 2002 and continuing into 2003, we found it necessary to purchase workers’ compensation and general liability policies at substantially higher premiums with a self-insured deductible limit of $250,000 per occurrence, with appropriate aggregate caps on losses retained.

     As a normal part of the construction business, we are often required to provide various types of surety bonds as an additional level of security of our performance. We have surety arrangements with several sureties, one of which we have dealt with for over 75 years and another of which owns approximately 21% of our outstanding common stock. (See Note 12 of Notes to Consolidated Financial Statements.)

Employees

     The total number of personnel employed by us is subject to seasonal fluctuations, the volume of construction in progress and the relative amount of work performed by subcontractors. During 2003, the average number of employees was approximately 2,400 with a maximum of approximately 3,500 and a minimum of approximately 1,600.

     We operate primarily as a union contractor. As such, we are signatory to numerous local and regional collective bargaining agreements, both directly and through trade associations, throughout the country. These agreements cover all necessary union crafts and are subject to various renewal dates. Estimated amounts for wage escalation related to the expiration of union contracts are included in our bids on various projects and, as a result, the expiration of any union contract in the next fiscal year is not expected to have any material impact on us. As of December 31, 2003, approximately 825 of our total of 1,725 employees were union employees. During the past several years, we have not experienced any work stoppages caused by our union employees.

RISK FACTORS

     We are subject to a number of risks, including those summarized below. Such risks could have a material adverse effect on our financial condition, results of operations and cash flows. Also, see disclosure under “Forward-looking Statements” on page 2.

Risks Relating to Our Business:

We are subject to significant legal proceedings, which, if determined adversely to us, could harm our reputation, preclude us from bidding on future projects and/or have a material adverse effect on us.

     We are involved in various lawsuits, including the legal proceedings described under Item 3 -- “Legal Proceedings.” Some of these proceedings involve claims and judgments against us for significant amounts. For example, the litigation with the Los Angeles MTA has resulted in an award against the Tutor-Saliba-Perini joint venture (a joint venture in which we have a 40% interest), Tutor-Saliba and us, jointly and severally, for $63.0 million plus accrued interest. This award is currently being appealed by the joint venture. We do not believe that this or any other pending litigation will ultimately result in a final judgment against us that would materially adversely affect us. Litigation is, however, inherently uncertain and it is not possible to predict what the final outcome will be of any legal proceeding. A final judgment against us would require us to record the related liability and fund the payment of the judgment and, if such adverse judgment is significant, it could have a material adverse effect on us.

     In addition, legal proceedings resulting in judgments or findings against us may harm our reputation and prospects for future contract awards. For example, we are defendants in a civil action brought by the San Francisco City Attorney on behalf of the City and County of San Francisco and the citizens of California, in which it is alleged, among other things, that we violated various bidding practices and minority contracting regulations and committed acts of fraud. If a final judgment is determined adversely to us, it may harm our reputation among other municipalities, which could preclude us from being qualified to bid on future municipal projects.

Our contracts require us to perform extra or change order work, which can result in disputes and adversely effect our working capital, profits and cash flows.

     Our contracts generally require us to perform extra or change order work as directed by the customer even if the customer has not agreed in advance on the scope or price of the work to be performed. This process may result in disputes over whether the work performed is beyond the scope of the work included in the original project plans and specifications or, if the customer agrees that the work performed qualifies as extra work, the price the customer is willing to pay for the extra work. Even when the customer agrees to pay for the extra work, we may be required to fund the cost of such work for a lengthy period of time until the change order is approved and funded by the customer.

     Also, these unapproved change orders, contract disputes or claims result in costs being incurred by us that cannot be billed currently and therefore, are reflected as “unbilled work” in our balance sheet. See Note 1(d) of Notes to Consolidated Financial Statements. To the extent actual recoveries with respect to unapproved change orders, contract disputes or claims are lower than our estimates, the amount of any shortfall will reduce our revenues and the amount of unbilled work recorded on our balance sheet, and could have a material adverse effect on our working capital, results of operations and cash flows. In addition, any delay caused by the extra work may adversely impact the timely scheduling of other project work and our ability to meet specified contract milestone dates. For example, we are currently, along with our joint venture partners, pursuing a series of claims for additional contract time and compensation against the Massachusetts Highway Department for work performed by the joint venture on a portion of the Central Artery/Tunnel project in Boston, Massachusetts. During construction, the Massachusetts Highway Department ordered the joint venture to perform changes to the work and issued related direct cost changes with an estimated value, excluding time delay and inefficiency costs, in excess of $100 million. In addition, we encountered a number of unforeseen conditions during construction that greatly increased our cost of performance. See Item 3.-- “Legal Proceedings.”

Economic, political and other risks associated with our international operations involve risks not faced by our domestic competitors, which could adversely affect our revenue and earnings.

     Approximately 18% of our revenue for the year ended December 31, 2003 was derived from our work on projects located outside of the United States. We expect non-U.S. projects to continue to contribute to our revenue and earnings for the foreseeable future. Our international operations expose us to risks inherent in doing business outside the United States, including:

  political risks, including risks of loss due to civil disturbances, acts of terrorism, acts of war, guerilla activities and insurrection;

  unstable economic, financial and market conditions;

  potential incompatibility with foreign joint venture partners;

  foreign currency controls and fluctuations;

  trade restrictions;

  increases in taxes; and

  changes in labor conditions, labor strikes and difficulties in staffing and managing international operations.

     Any of these factors could harm our international operations and, consequently, our business and consolidated operating results. Specifically, failure to successfully manage international growth could result in higher operating costs than anticipated or could delay or preclude altogether our ability to generate revenues in key international markets.

A decrease in U.S. government funding or change in government plans, particularly with respect to rebuilding Iraq and Afghanistan, as well as the risks associated with undertaking projects in these countries, could adversely affect the continuation of existing projects or the number of projects available to us in the future.

     We recently performed design-build security upgrades at United States embassies and consulates throughout the world, and we are currently engaged in significant building and infrastructure reconstruction activities in Iraq and Afghanistan. The United States federal government has recently approved a spending bill for the reconstruction and defense of Iraq and has allocated significant funds to the defense of United States interests around the world from the threat of terrorism. A decrease in government funding of these projects or a decision by the federal government to reduce or eliminate the use of outside contractors to perform this work would decrease the number of projects available to us and limit our ability to obtain new contracts in this area.

     In addition, our projects in Iraq, Afghanistan and other areas of political and economic instability carry with them specific security and operational risks. Intentional or unintentional acts in those countries could result in damage to our construction sites or harm to our employees and could result in our decision to withdraw our operations from the area. Also, as a result of these acts, the federal government could decide to cancel or suspend our operations in these areas.

Increased regulation of the hospitality and gaming industry could reduce the number of future hospitality and gaming projects available, which, in turn, could adversely impact our future earnings.

     The hospitality and gaming industry is regulated extensively by federal and state regulatory bodies, including state gaming commissions, the National Indian Gaming Commission and state and federal taxing and law enforcement agencies. From time to time, legislation is proposed in the legislatures of some of these jurisdictions that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the hospitality and gaming industry. Legislation of this type may be enacted in the future. The federal government has also previously considered a federal tax on casino revenues and may consider such a tax in the future. In addition, companies that operate in the hospitality and gaming industry are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. For example, a new tax law enacted in Nevada on July 22, 2003 increased the taxes applicable to Nevada gaming operations. Similar legislation or new hospitality and gaming regulations could deter future hospitality and gaming construction projects in jurisdictions in which we derive significant revenue. As a result, the enactment of such legislation or regulations could adversely impact our future earnings.

A decrease in government funding of infrastructure projects could reduce revenues within our civil construction business segment.

     Our civil construction markets are dependent on the amount of infrastructure work funded by various governmental agencies which, in turn, depends on the condition of the existing infrastructure, the need for new or expanded infrastructure and federal, state or local government spending levels. A decrease in government funding of infrastructure projects could decrease the number of civil construction projects available and limit our ability to obtain new contracts, which could reduce revenues within our civil construction segment..

If we are unable to accurately estimate the overall risks, revenues or costs on a contract, we may achieve a lower than anticipated profit or incur a loss on the contract.

     We generally enter into four principal types of contracts with our clients: fixed price contracts, cost plus award fee contracts, guaranteed maximum price contracts, and, to a lesser extent, construction management or design-build contracts. A significant portion of our revenues and backlog are derived from fixed price contracts. For example, approximately 18% of our revenues for the year ended December 31, 2003 were derived from fixed price contracts. Fixed price contracts require us to perform the contract for a fixed price irrespective of our actual costs. As a result, we realize a profit on these contracts only if we successfully control our costs and avoid cost overruns. Cost plus award fee contracts provide for reimbursement of the costs required to complete a project, but generally have a lower base fee and an incentive fee based on cost and/or schedule performance. If our costs exceed the revenues available under such a contract or are not allowable under the provisions of the contract, we may not receive reimbursement for these costs. Guaranteed maximum price contracts provide for a cost plus fee arrangement up to a maximum agreed-upon price. These contracts also place the risk on us for cost overruns that exceed the guaranteed maximum price. Construction management and design-build contracts are those under which we agree to manage a project for the client for an agreed upon fee, which may be fixed or may vary based upon negotiated factors. Profitability on these types of contracts is driven by changes in the scope of work or design issues, which could cause cost overruns beyond our control and limit profits on these contracts.

     Cost overruns, whether due to inefficiency, faulty estimates or other factors, result in lower profit or a loss on a project. A significant number of our contracts are based in part on cost estimates that are subject to a number of assumptions. If our estimates of the overall risks, revenues or costs prove inaccurate or circumstances change, then we may incur a lower profit or a loss on the contract.

The percentage-of-completion method of accounting for contract revenue may result in material adjustments, which could result in a charge against our earnings.

     We recognize contract revenue using the percentage-of-completion method. Under this method, estimated contract revenue is recognized by applying the percentage of completion of the project for the period to the total estimated revenue for the contract. Estimated contract losses are recognized in full when determined. Total contract revenue and cost estimates are reviewed and revised at a minimum on a quarterly basis as the work progresses and as change orders are approved. Adjustments based upon the percentage of completion are reflected in contract revenue in the period when these estimates are revised. To the extent that these adjustments result in an increase, a reduction or an elimination of previously reported contract profit, we recognize a credit or a charge against current earnings, which could be material.

We are subject to a number of risks as a government contractor, which could either harm our reputation, result in fines or penalties against us and/or adversely impact our financial condition.

     We are a major provider of services to government agencies and therefore are exposed to risks associated with government contracting. For example, we must comply with and are affected by laws and regulations relating to the formation, administration and performance of government contracts, such as the Federal Acquisition Regulation, the Cost

Accounting Standards and Department of Defense security regulations. A violation of these laws or regulations could require us to pay fines and penalties, result in the termination of existing contracts or result in our being suspended from future government contracts. If a government agency determines that we or one of our subcontractors engaged in improper conduct, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the government, any of which could impact our future earnings or harm our reputation.

     Government agencies generally can terminate or modify their contract with us at their convenience and some government contracts must be renewed annually. If a government agency terminates or fails to renew a contract, our backlog may be reduced. If a government agency terminates a contract due to our unsatisfactory performance, it could result in liability to us and harm our ability to compete for future contracts.

     We have been, are and will be in the future, the subject of audits and cost reviews by contracting agencies, such as the United States Defense Contract Audit Agency, or the DCAA. These agencies review a contractor’s performance and may disallow costs if the agency determines that we accounted for such costs in a manner inconsistent with Cost Accounting Standards or other regulatory and contractual requirements. Therefore, a negative audit could result in a substantial adverse adjustment to our revenues and costs, harm our reputation and result in civil and criminal penalties.

Our participation in construction joint ventures exposes us to liability and/or reputational harm for failures of our partners.

     We sometimes enter into joint venture arrangements with outside partners on a joint and several basis so that we can jointly bid on and execute a particular project and reduce our financial or operational risk with respect to such projects. Success on these joint projects depends in large part on whether our joint venture partners satisfy their contractual obligations. If a joint venture partner fails to perform or is financially unable to bear its portion of required capital contributions, we could be required to make additional investments and provide additional services in order to make up for our partner’s shortfall. Further, if we are unable to adequately address our partner’s performance issues, the client may terminate the project, which could result in legal liability to us, harm our reputation and reduce profit on a project.

Our pension plan is underfunded and we may be required to make significant future contributions to the plan.

     Our defined benefit pension plan is a non-contributory pension plan covering substantially all of our employees. As of December 31, 2003, our pension plan was underfunded by approximately $37.2 million. We are required to make cash contributions to our pension plan to the extent necessary to comply with minimum funding requirements imposed by employee benefit and tax laws. The amount of any such required contributions is determined based on an annual actuarial valuation of the plan as performed by the plan’s actuaries. During 2003, we voluntarily contributed $3.0 million in cash to our defined benefit pension plan. The amount of future contributions will depend upon asset returns, then-current discount rates and a number of other factors, and, as a result, the amount we may elect or be required to contribute to our pension plan in the future may increase significantly. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies--Defined Benefit Retirement Plan.”

The construction services industry is highly schedule driven, and our failure to meet schedule requirements of our contracts could adversely affect our reputation and/or expose us to financial liability.

     Many of our contracts are subject to specific completion schedule requirements with liquidated damages charged to us in the event the construction schedules are not achieved. Failure to meet any such schedule requirements could cause us to suffer damage to our reputation within our industry and client base, as well as pay significant liquidated damages.

Procurement of new project awards is very competitive and our failure to compete effectively could reduce our market share and profits.

     New project awards are often determined through either a competitive bid basis or a negotiated basis. Bids or negotiated contracts with public or private owners are generally awarded based upon price, but many times other factors, such as shorter project schedules or prior experience with the owner, result in the award of the contract. Within our industry, we compete with many national, regional and local construction firms. Some of these competitors have achieved greater market penetration than we have in the markets in which we compete, and some have greater financial and other resources than we do. As a result, we may need to accept lower contract margins or more fixed price or unit price contracts in order for us to compete against competitors that have the ability to accept awards at lower prices or have a pre-existing relationship with the owner. If we are unable to compete successfully in such markets, our relative market share and profits could be reduced.

Economic downturns could reduce the level of consumer spending within the hospitality and gaming industry which could adversely affect demand for our services.

     Consumer spending in the hospitality and gaming industry is discretionary and may decline during economic downturns, when consumers have less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in hospitality and gaming operations, as consumers may spend less in anticipation of a potential economic downturn. Decreased spending in the hospitality and gaming market could deter new projects within the industry and the expansion or renovation of existing hospitality and gaming facilities, which could impact our revenues and earnings.

An inability to obtain bonding could limit the number of projects we are able to pursue.

     As is customary in the construction business, we often are required to provide surety bonds to secure our performance under construction contracts. Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise and certain external factors, including the overall capacity of the surety market. Surety companies consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time. Since 2001, the surety industry has undergone significant changes with several companies withdrawing completely from the industry or significantly reducing their bonding commitment. In addition, certain re-insurers of surety risk have limited their participation in this market. Therefore, we may be unable to obtain surety bonds, which could adversely affect our results of operations and revenues.

Conflicts of interest may arise with respect to our Chairman and Chief Executive Officer.

     Ronald N. Tutor, our chief executive officer and chairman of our Board of Directors, is the sole shareholder and chief executive officer of Tutor-Saliba Corporation, or Tutor-Saliba, a California corporation that beneficially owns approximately 27% of our common stock. Mr. Tutor also devotes a substantial amount of time to the business activities of Tutor-Saliba. Tutor-Saliba is engaged in the construction industry, and we have participated in joint ventures with Tutor-Saliba and expect to continue to do so. Although our joint ventures with Tutor-Saliba are discussed with our Audit Committee, transactions we enter into with Tutor-Saliba could be influenced by Mr. Tutor. As in any joint venture, we could have disagreements with Tutor-Saliba over the operation of the joint ventures or the joint ventures could be involved in disputes with third parties, such as the litigation described under Item 3. – “Legal Proceedings,” where we may or may not have an identity of interest with Tutor-Saliba. When such situations arise, we may feel constrained in aggressively pursuing all options available to us because of Mr. Tutor’s importance to us as our Chief Executive Officer and Chairman and a significant shareholder. If we face such a situation and elect to pursue options against Tutor-Saliba, it is possible that Mr. Tutor or we could terminate his management relationship with us, which could harm our reputation and impact our ability to procure future projects.

We could incur significant costs as a result of liability under environmental laws.

     Our operations are subject to environmental laws and regulations governing among other things, the discharge of pollutants to air and water, the handling, storage and disposal of solid or hazardous materials or wastes and the remediation of contamination, sometimes associated with leaks or releases of hazardous substances. For example, we own, lease, or have used, in our construction, real estate and environmental remediation operations property upon which solid or hazardous wastes may have been disposed of or released. Any release of such materials or wastes by us or by third parties who operated on these properties may result in liability for investigation or remediation costs. In addition, violations of these environmental laws and regulations could subject us and our management to fines, civil and criminal penalties, cleanup costs and third party property damage or personal injury claims.

     Various federal, state and local environmental laws and regulations may impose liability for the entire cost of investigation and clean-up of hazardous or toxic substances. These laws may impose liability without regard to ownership at the time of the contamination or whether or not we caused the presence of contaminants.

If we are unable to attract and retain key personnel, our reputation may be harmed and our future earnings may be negatively impacted.

     Our business substantially depends on the continued service of key members of our management, particularly Ronald N. Tutor, Robert Band, Craig W. Shaw, Zohrab B. Marashlian and Michael E. Ciskey, who, collectively, have an average of 29 years in the construction industry and 23 years with us. The loss of the services of any of our key senior management could have a material adverse effect on us. Our future success will also depend on our ability to attract and retain highly skilled personnel, such as engineering, project management and senior management professionals. Competition for these employees is intense, and we could experience difficulty from time to time in hiring and retaining the personnel necessary to support our business. If we do not succeed in retaining our current employees and attracting new high quality employees, our reputation may be harmed and our future earnings may be negatively impacted.

Work stoppages and other labor problems could adversely affect portions of our business, financial position, results of operations and cash flows.

     We are a signatory to numerous local and regional collective bargaining agreements, both directly and through trade associations. Future agreements reached in collective bargaining could increase our operating expenses and reduce our profits as a result of increased wages and benefits. If the industry were unable to negotiate with any of the unions, it could result in strikes, work stoppages or increased operating costs as a result of higher than anticipated wages or benefits. If the unionized workers engage in a strike or other work stoppage, or other employees become unionized, we could experience a disruption of our operations and higher ongoing labor costs, which could adversely affect portions of our business, financial position, results of operations and cash flows.

We are subject to restrictive covenants under our credit facility that could limit our flexibility in managing the business.

     Our credit facility imposes operating and financial restrictions on us. These restrictions include, among other things, limitations on our ability to:

  create liens or other encumbrances;

  enter into certain types of transactions with our affiliates;

  make certain capital expenditures;

  make investments, loans or other guarantees;

  sell or otherwise dispose of a portion of our assets; or

  merge or consolidate with another entity.

     In addition, our credit facility prohibits us from incurring debt, other than debt incurred for financing our corporate headquarters, insurance premiums and construction equipment, from other sources without the consent of our lenders. The amount available to us under our credit facility at December 31, 2003 was $67.2 million.

     Our credit facility contains financial covenants that require us to maintain a minimum working capital ratio, tangible net worth and operating profit levels. Our credit facility also requires us to comply with a minimum interest coverage ratio. Our ability to borrow funds for any purpose will depend on our satisfying these tests.

     If we are unable to meet the terms of the financial covenants or fail to comply with any of the other restrictions contained in our credit facility, an event of default could occur. An event of default, if not waived by our lenders, could result in the acceleration of any outstanding indebtedness, causing such debt to become immediately due and payable. If such an acceleration occurs, we may not be able to repay such indebtedness on a timely basis. As our credit facility is secured by substantially all of our assets, acceleration of this debt could result in foreclosure of those assets. In the event of a foreclosure, we would be unable to conduct our business and may be forced to discontinue ongoing operations.

We may have difficulty raising needed capital in the future, which could limit our available working capital and our ability to make acquisitions or future investments.

     We may require additional financing in order to make future investments, make acquisitions or provide needed additional working capital. Our ability to arrange such financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; such factors may impact our efforts to arrange additional financing on terms satisfactory to us. We have pledged substantially all of our assets as collateral in connection with our credit facility. As a result, we may have difficulty obtaining additional financing in the future if such financing requires us to pledge our assets as collateral. If additional financing is obtained by the issuance of additional shares of common stock, control of Perini may change and stockholders may suffer dilution. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisition or other opportunities, or otherwise respond to competitive challenges.

Timing of the award and performance of a new contract would have an adverse effect on our operating results.

     At any point in time, a substantial portion of our revenues is directly or indirectly derived from a limited number of large construction projects. It is generally very difficult to predict whether and when we will receive such awards as these contracts frequently involve a lengthy and complex bidding and selection process which is affected by a number of factors, such as market conditions, financing arrangements and governmental approvals. Because a significant portion of our revenue is generated from large projects, our results of operations and cash flows can fluctuate from quarter to quarter depending on the timing of our new contract awards.

     In addition, timing of the revenues, earnings and cash flows from our projects can be delayed by a number of factors, including weather conditions, delays in receiving material and equipment from vendors and changes in the scope of work to be performed. Such delays, if they occur, could have an adverse effect on our operating results for a particular period.

We may not be able to fully realize the revenue value reported in our backlog.

     As of December 31, 2003, our backlog was approximately $1.67 billion. We include a construction project in our backlog at such time as a contract is awarded or a firm letter of commitment is obtained and funding is in place. The revenue projected in our backlog may not be realized or, if realized, may not result in profits. For example, if a project reflected in our backlog is terminated, suspended or reduced in scope, it would result in a reduction to our backlog which would reduce, potentially to a material extent, the revenue and profit we actually receive from contracts in backlog. If a client cancels a project, we may be reimbursed for certain costs but typically have no contractual right to the total revenues reflected in our backlog. Significant cancellations or delays of projects in our backlog could have a material adverse effect on our cash flows and profits.

We have not paid dividends on our $21.25 Preferred Stock in several years and are currently in litigation with certain of our preferred stockholders.

     Under the terms of our $21.25 Preferred Stock, the holders of shares of our $21.25 Preferred Stock are entitled to receive an annual cash dividend of $21.25 per share when and as declared by the Board of Directors out of funds legally available for such purposes. We have not paid dividends on our $21.25 Preferred Stock since 1995, though they have been fully accrued due to the “cumulative” feature of the $21.25 Preferred Stock. The holders of our $21.25 Preferred Stock have the right to elect two directors to our board in the event that dividends are in arrears for at least six quarters, and they have done so at each of our last six annual meetings of stockholders. We are currently in litigation with certain holders of our $21.25 Preferred Stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Dividends” and “Item 3. --Legal Proceedings--$21.25 Preferred Shareholders Class Action Lawsuit.” If this litigation results in a final judgment against us, and such adverse judgment is significant, it could have a material adverse effect on our cash flows and profits.

Our acquisition strategy involves a number of risks, the realization of which could adversely impact our future revenues and the revenues of the businesses that we acquire.

     As a part of our growth strategy, we plan to pursue selective strategic acquisitions of businesses. This strategy involves risks, including diversion of management’s attention, potential loss of key employees of acquired businesses and difficulties in integrating operations and systems. We cannot be certain that we will be able to locate suitable acquisitions or consummate any such transactions on terms and conditions acceptable to us or that such transactions will be successful. An inability to successfully integrate acquired businesses into our operations could result in significant losses for us.

Risks Relating to Our Common Stock:

The sale of our common stock in a pending secondary offering may depress the market price of our common stock.

     We are currently participating in a secondary stock offering requested by certain selling stockholders whereby a minimum of approximately 5.9 million and a maximum of 6.8 million shares of previously unregistered shares of our common stock could be sold by such stockholders. As of December 31, 2003, the number of shares of our outstanding common stock freely tradeable on the American Stock Exchange and not owned by our officers, directors, or affiliates was approximately 5.5 million. The sale of the shares of common stock in the secondary offering could depress the market price of our common stock.

Future sales of a substantial amount of our common stock may cause our stock price to decline.

     Upon completing the secondary offering referred to above, we will have approximately 22.9 million shares of common stock outstanding. Our principal stockholders, directors and executive officers will own approximately 11.5 million of these shares. These stockholders will be free to sell those shares, subject to the limitations of Rule 144 or Rule 144(k) under the Securities Act of 1933, as amended and applicable restrictions on transfer contained in our shareholders agreement. In addition, after giving effect to the sale of shares in the secondary offering (excluding any exercise of the over-allotment option granted to the underwriters), the holders of approximately 11.8 million of our shares have the right to require us to register all or part of their shares under registration rights agreements. See Note 7 of Notes to Consolidated Financial Statements for a more detailed discussion of the registration rights agreements. Registration of these restricted shares of common stock would permit their sale into the public market immediately. We cannot predict when these stockholders may sell their shares or in what volumes. However, the market price of our common stock could decline significantly if these stockholders sell a large number of shares into the public market after the offering or if the market believes that these sales may occur.

     We may also issue our common stock from time to time as consideration for future acquisitions and investments. In the event any such acquisition or investment is significant, the number of shares of our common stock that we may issue could in turn be significant. In addition, we may also grant registration rights covering those shares in connection with any such acquisitions and investments.

Limited trading volume of our common stock may contribute to its price volatility.

     Our common stock is traded on the American Stock Exchange. For the fourth quarter of 2003, the average daily trading volume for our common stock as reported by the American Stock Exchange was approximately 22,400 shares. Even if we achieve a wider dissemination by means of the shares offered pursuant to the secondary offering referred to above, we are uncertain as to whether a more active trading market in our common stock will develop. As a result, relatively small trades may have a significant impact on the price of our common stock.

Our stock price has been and may continue to be volatile and may result in substantial losses for investors.

     The market price of our common stock has been, and is likely to continue to be, volatile. Since January 1, 2003, the market price for our common stock has been as high as $14.90 per share and as low as $3.62 per share. Additionally, the stock market in general has been highly volatile since 2000. This volatility in stock price often has been unrelated to our operating performance.

      In addition, the trading price of our common stock could be subject to wide fluctuations in response to:

  our prospects as perceived by others;

  variations in our operating results and our achievement of key business targets;

  changes in securities analysts' recommendations or earnings estimates;

  differences between our reported results and those expected by investors and securities analysts;

  announcements of new contracts or service offerings by us or our competitors;

  market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors; and

  general economic or stock market conditions unrelated to our operating performance.

Fluctuations in our stock price as a result of any of the foregoing factors may result in substantial losses for investors.

Fluctuations in our quarterly revenues and operating results may lead to reduced prices for our stock.

     Because our operating results are primarily generated from a limited number of significant active construction projects, operating results in any given fiscal quarter can vary depending on the timing of progress achieved and changes in the estimated profitability of the projects being reported. Progress on projects in certain areas may also be delayed by weather conditions. Such delays, if they occur, may result in inconsistent quarterly operating results due to more or less progress than anticipated being achieved on certain projects, which may in turn lead to reduced prices for our stock.

Ownership of our common stock is concentrated among a few stockholders who could act in a way that favors their interests to the detriment of our interests and those of other stockholders.

     Following the secondary offering referred to above and assuming that all of the selling stockholders sell all of the shares of common stock being registered in the secondary offering, the percentage of shares owned by our executive officers, directors and 5% stockholders would be reduced to 50.2%. These stockholders have the power to control the election of most of our directors, and the approval of any action requiring majority approval of our common stockholders, including certain amendments to our charter. In addition, without the consent of these stockholders, we may not be able to enter into transactions that could be beneficial to us or our other stockholders.

Provisions of Massachusetts law and of our charter and bylaws may make a takeover of us more difficult, which could impede the ability of our stockholders to benefit from a change in control or to change our management and Board of Directors.

     Provisions in our restated articles of organization and bylaws and in the Massachusetts corporate law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt which is opposed by our management and Board of Directors. Public stockholders who might desire to participate in such a transaction may not have an opportunity to do so. Our bylaws provide for a staggered Board of Directors which makes it difficult for stockholders to change the composition of the Board of Directors in any one year. Our Board of Directors has the authority to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to effect a change in control or takeover of Perini. Also, we have adopted a rights plan that limits the ability of any person to acquire more than 10% of our common stock, except in limited circumstances. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or to change our management and Board of Directors.

ITEM 2. PROPERTIES

     Properties used in our construction operations are summarized below:

                                         Business                        Owned or           Approximate         Approximate Square
                                        Segment(s)                    Leased by Perini         Acres           Feet of Office Space
                           -------------------------------------      ----------------      -------------      -------------------
  Principal Offices
-----------------------
Framingham, MA                Building, Civil and Management               Owned                  9                  100,000
                                         Services
Phoenix, AZ                              Building                         Leased                  -                   22,700
Peekskill, NY                             Civil                            Owned                  2                   21,000
Ft. Lauderdale, FL                       Building                         Leased                  -                   17,500
Las Vegas, NV                            Building                         Leased                  -                    7,400
Celebration, FL                          Building                         Leased                  -                    4,800
Carlsbad, CA                             Building                         Leased                  -                    3,900
Detroit, MI                              Building                         Leased                  -                    2,500
                                                                                            -------------      -------------------
                                                                                                 11                  179,800
                                                                                            =============      ===================

 Principal Permanent
    Storage Yards
-----------------------
Bow, NH                                   Civil                            Owned                 70
Framingham, MA                      Building and Civil                     Owned                  6
Peekskill, NY                             Civil                            Owned                  3
Las Vegas, NV                            Building                         Leased                  2
                                                                                            -------------
                                                                                                 81
                                                                                            =============

     We believe our properties are well maintained, in good condition, adequate and suitable for our purpose and fully utilized. Properties for sale applicable to our previously discontinued real estate activities are described above under “Real Estate Operations.”

ITEM 3. LEGAL PROCEEDINGS

Mergentime - Perini Joint Ventures vs. WMATA Matter

     On May 11, 1990, contracts with two joint ventures in which Perini held a 40% interest were terminated by the Washington Metropolitan Area Transit Authority, or WMATA, on two subway construction projects in the District of Columbia. The contracts were awarded to the joint ventures in 1985 and 1986. However, Perini and Mergentime Corporation, or Mergentime, the 60% managing partner, entered into an agreement in 1987 under which Perini withdrew from the joint ventures and Mergentime assumed complete control over the performance of both projects. This agreement did not relieve Perini of its responsibilities to WMATA as a joint venture partner. After Perini withdrew from the joint ventures, Mergentime and WMATA had a dispute regarding progress on the projects. After both construction contracts were terminated, WMATA retained Perini, acting independently, to complete both projects.

     Subsequently, the joint ventures brought an action in the United States District Court for the District of Columbia against WMATA, seeking damages for delays, unpaid extra work and wrongful termination and WMATA brought an action against the joint ventures seeking damages for additional costs to complete the projects. After a bench trial, the District Court found the joint ventures liable to WMATA for damages in the amount of approximately $16.5 million and WMATA liable to the joint ventures for damages in the amount of approximately $4.3 million.

     The joint ventures appealed the judgment to the United States Court of Appeals for the District of Columbia, and on February 16, 1999, the Court of Appeals vacated the District Court’s final judgment and ordered the District Court to review its prior findings and hold further hearings in regard to the joint venture’s affirmative claims. In addition, the Court of Appeals held that statutory interest on any of the claims will not accrue until final judgment is entered sometime in the future.

     On February 28, 2001, a successor District Court Judge informed the parties that he could not certify adequate familiarity with the record to complete the remaining proceedings; therefore, he granted the joint ventures’ motion for a new trial. The joint ventures are seeking $28.9 million, plus interest, from WMATA, and WMATA is seeking $29.3 million from the joint ventures. A new trial was completed in January 2002 and a decision is still pending. The ultimate financial impact of the Judge’s pending decision is not yet determinable; therefore, no provision for loss, if any, has been recorded in the financial statements.

Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter

     During 1995, a joint venture, Tutor-Saliba-Perini, or TSP, in which Perini is the 40% minority partner and Tutor-Saliba Corporation of Sylmar, California is the 60% managing partner, filed a complaint in the Superior Court of the State of California for the County of Los Angeles against the Los Angeles County Metropolitan Transportation Authority, or the MTA, seeking to recover costs for extra work required by the MTA in connection with the construction of certain tunnel and station projects. In February 1999 the MTA countered with civil claims under the California False Claims Act against TSP, Tutor-Saliba and Perini jointly and severally. Ronald N. Tutor, the Chairman and Chief Executive Officer of Perini since March 2000, is also the chief executive officer and the sole stockholder of Tutor-Saliba Corporation.

     Claims concerning the construction of the MTA projects were tried before a jury in 2001. During trial, the Judge ruled that TSP had failed to comply with the Court’s prior discovery orders and the Judge penalized TSP, Tutor-Saliba and Perini for the alleged non-compliance by dismissing TSP’s claims and by ruling, without a jury finding, that TSP, Tutor-Saliba and Perini were liable to the MTA for damages on the MTA’s counterclaims. The Judge then instructed the jury that TSP, Tutor-Saliba and Perini were liable to the MTA and charged the jury with the responsibility of determining the amount of the damages based on the Judge’s ruling. The jury awarded the MTA approximately $29.6 million in damages.

     On March 26, 2002, the Judge amended the award, ordering TSP to pay the MTA an additional $33.4 million in costs and attorney fees, with the aggregate $63.0 million award subject to interest at an annual rate of 10% from the date of the award.

     TSP and the other plaintiffs/defendants in the counterclaim have appealed the Judge’s discovery sanction, the subsequent jury award and the amended award. Oral arguments on the appeal are anticipated to be set some time in the Summer 2004. The ultimate financial impact of the Judge’s ruling and/or the awards is not yet determinable. Therefore, no provision for loss, if any, has been recorded in the financial statements.

City of San Francisco vs. Tutor-Saliba, Perini & Buckley Joint Venture Matter

     In November 2002, the San Francisco City Attorney, on behalf of the City and County of San Francisco and the citizens of California, filed a civil action with a demand for a jury trial against Perini, Tutor-Saliba Corporation, or TSC, the Tutor-Saliba, Perini & Buckley Joint Venture, Buckley & Company, Inc. and their bonding companies in the United States District Court in San Francisco relating to seven projects for work on the expansion of the San Francisco International Airport. A second amended complaint was filed in July 2003 which, among other things, added Ronald N. Tutor as a defendant. The joint venture was established by TSC, Perini and Buckley through two joint venture agreements dated October 28, 1996 and February 11, 1997. The joint venture had agreements with the Owner to perform work (“Contracts”) on only two of the above projects (“Projects”) and, as part of those Contracts, the joint venture provided performance and payment bonds to the Owner (“Bonds”).

     In the second amended complaint, the plaintiffs allege, among other things, various overcharges, bidding violations, violations of minority contracting regulations, civil fraud and violation of the California and San Francisco False Claims and California Unfair Competition Acts. In addition, the plaintiffs allege that the defendants have violated the United States Racketeer Influenced Corrupt Organizations Act. The plaintiffs have asserted $30 million in damages and are seeking treble damages, punitive and exemplary damages, various civil penalties and a declaration that TSC and the joint venture are irresponsible bidders. It is unclear based on the plaintiff’s current complaint what portion of the plaintiff’s claims relate to the two projects that the joint venture participated in.

     On October 3, 2003, the Court granted the defendants’ motion to specify damages allegedly sustained for each contract. The defendants’ motion to dismiss the plaintiff’s second amended complaint is pending.

     TSC is the managing partner of the joint venture and, in December 1997, Perini sold its entire 20% interest in the joint venture to TSC. As part of that sale agreement, TSC agreed to indemnify Perini from any liability that Perini is required to pay by reason of or arising out of any event or occurrence subsequent to the date of the sale of Perini’s interest in the joint venture in any way connected with the joint venture agreements, the Contracts, the Projects and the Bonds. It is unclear based on the plaintiff’s current complaint whether the claims against the joint venture arise out of events that occurred subsequent to the date of the sale of Perini’s interest. The ultimate financial impact of this action is not yet determinable.

Perini/Kiewit/Cashman Joint Venture - Central Artery/Tunnel Project Matter

     Perini/Kiewit/Cashman Joint Venture, or PKC, a joint venture in which Perini holds a 56% interest and is the managing partner, is currently pursuing a series of claims for additional contract time and/or compensation against the Massachusetts Highway Department, or MHD, for work performed by PKC on a portion of the Central Artery/Tunnel project in Boston, Massachusetts. During construction, MHD ordered PKC to perform changes to the work and issued related direct cost changes with an estimated value, excluding time delay and inefficiency costs, in excess of $100 million. In addition, PKC encountered a number of unforeseen conditions during construction that greatly increased PKC’s cost of performance.

     Certain of PKC’s claims have been presented to a Disputes Review Board, or the DRB, which consists of three construction experts chosen by the parties. To date, the DRB has ruled on a binding basis that PKC is entitled to additional compensation for its contract time delay claim in the amount of $17.4 million. On March 20, 2002, the Superior Court of the Commonwealth of Massachusetts approved PKC’s request to have MHD comply with the DRB’s $17.4 million award. The MHD has appealed the Superior Court decision to the Appeals Court of the Commonwealth of Massachusetts.

     The DRB has also ruled on a binding basis that PKC is entitled to additional compensation awards totaling $17.1 million for impacts and inefficiencies caused by MHD to certain of PKC’s work. PKC has filed applications in these actions seeking to confirm the awards and MHD has filed civil actions in Massachusetts Superior Court seeking to vacate these awards.

     Under the Dispute Resolution Rules of the contract, either party may periodically terminate the services of some or all of the DRB members provided that members who are removed under this provision will remain on the DRB through the completion of any then pending claims. The MHD has chosen to remove the current DRB members under this provision and those members are in the process of completing hearings on all pending claims. Although the replacement DRB members have been agreed upon, proceedings before the current DRB and the new DRB have been postponed pending completion of the negotiation and mediation discussed below.

     The pending claims yet to be decided by the current DRB on a binding basis have an anticipated value of $49.4 million. The remaining claims to be decided by the replacement DRB on a non-binding basis have an anticipated value of $72.6 million.

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

     In December 2002, PKC and MHD entered into an agreement to attempt to resolve by negotiation and mediation all of the outstanding claims on the project. As part of the agreement, the MHD recommended for approval by the Massachusetts Turnpike Authority a contract modification that provides for provisional payments to PKC totaling $25 million against PKC’s outstanding claims. To date, PKC has received $23.75 million of those provisional payments. The parties also agreed to stay the pending litigation and DRB proceedings during the negotiations. Perini began mediation on all claims in September 2003. Management has made an estimate of the total anticipated cost recovery on this project and it is included in revenue recorded to date. To the extent new facts become known or the final cost recovery included in the claim settlement varies from this estimate, the impact of the change will be reflected in the financial statements at that time.

Redondo/Perini Joint Venture vs. Siemens Transportation Matter

     This is a binding arbitration proceeding arising out of a contract between the Redondo/Perini Joint Venture, or RPJV, a joint venture in which Perini and Redondo Construction Corp., or Redondo, each have a 50% interest and the Siemens Transportation Partnership, S.E., Puerto Rico, or STP. STP is constructing a public metropolitan passenger rail transportation project for the Commonwealth of Puerto Rico and RPJV is responsible for the design and construction of a portion of the project.

     On March 19, 2002, Redondo filed a petition for reorganization under 11 U.S.C. Chapter 11 in U.S. Bankruptcy Court for the District of Puerto Rico.

     On December 23, 2002, RPJV filed an arbitration demand against STP seeking the recovery of approximately $38 million of additional costs related to design changes and the late completion of the design. On January 31, 2003, STP filed a counter-demand against RPJV seeking the recovery of damages allegedly related to defects in design and construction and the late completion of RPJV’s work in the amount of approximately $17.9 million along with the repayment of approximately $22.6 million for alleged advances previously paid to RPJV.

     On October 31, 2003, the parties each revised their statement of damages. RPJV’s total claim is now approximately $71 million. STP’s revised claim is approximately $69.5 million, including its claim for alleged advances already paid.

     Discovery has begun, an arbitration panel has been chosen and arbitration evidentiary hearings are scheduled to begin on March 15, 2004. Management has made an estimate of the total anticipated cost recovery on this project and it is included in revenue recorded to date. To the extent new facts become known or the final cost recovery included in the claim settlement varies from this estimate, the impact of the change will be reflected in the financial statements at that time.

$21.25 Preferred Shareholders Class Action Lawsuit

     On October 15, 2002, Frederick Doppelt, Arthur I. Caplan and Leland D. Zulch filed a lawsuit individually, and as representatives of a class of holders of our Depositary Shares against certain current and former directors of Perini. This lawsuit is captioned Doppelt, et al. v. Tutor, et al., United States District Court for the District of Massachusetts, No. 02CV12010MLW. Mr. Doppelt is a current director of Perini and Mr. Caplan is a former director of Perini. Specifically, the original complaint alleged that the defendants breached their fiduciary duties owed to the holders of the Depositary Shares and to Perini. The plaintiffs principally allege that the defendants improperly authorized the exchange of Series B Preferred Stock for common stock while simultaneously refusing to pay accrued dividends due on the Depositary Shares.

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

     In June 2003 the plaintiffs were given leave to file an amended complaint. The amended complaint filed in July 2003 adds an allegation that the defendants have further breached their fiduciary duties by authorizing a tender offer for the purchase of up to 90% of the Depositary Shares and an allegation that the collective actions of the defendants constitute unfair and deceptive business practices under the provisions of the Massachusetts Consumer Protection Act. The amended complaint withdrew the allegation of a breach of fiduciary duty owed to Perini, but retained the allegation with respect to a breach of those duties owed to the holders of the Depositary Shares. The plaintiffs seek damages in an amount not less than $15,937,500, trebled, plus interest, costs, fees and other unspecified punitive and exemplary damages.

     On August 29, 2003, the defendants filed a motion to dismiss the amended complaint. The plaintiffs filed an opposition thereto and on October 14, 2003, the defendants filed their reply.

     In 2001, a similar lawsuit was filed by some of the same plaintiffs in the United States District Court for the Southern District of New York, which claimed that we breached our contract with the holders of Depositary Shares. In 2002, the case was dismissed and upon appeal by the plaintiffs to the United States Court of Appeals for the Second Circuit, the Court of Appeals affirmed the dismissal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Listed below are the names, offices held, ages and business experience of all our executive officers.

Name, Offices Held and Age                 Year First Elected to Present Office and Business Experience

Ronald N. Tutor, Director, Chairman and    He has served as our Chief Executive Officer since March 2000 and as one
Chief Executive Officer - 63               of our Directors since January, 1997.  He has also served as our Chairman since July 1999, Vice Chairman from January 1998 to July 1999, and chief operating officer from January 1997 until March 2000 when he became Chief
                                           Executive Officer.  Mr. Tutor has served as chairman, president and chief executive officer of Tutor-Saliba Corporation, a California based construction contractor, since prior to 1995 and has actively managed that company since 1966.

Robert Band, Director, President and       He has served as a Director since May 1999.  He has also served as chief
Chief Operating Officer - 56               operating officer since March 2000 and as our president since May 1999.
                                           Previously, he served as Chief Executive Officer from May 1999 until
                                           March 2000, Executive Vice President and Chief Financial Officer from
                                           December 1997 until May 1999, and President of Perini Management
                                           Services, Inc. since January 1996.  Previously, he served in various operating and financial capacities since 1973, including Treasurer from
                                           May 1988 to January 1990.

Michael E. Ciskey, Vice President and      He has served as our Chief Financial Officer since November 2003 and as
Chief Financial Officer - 53               Vice President since May 1984.  He served as Corporate Controller from
                                           April 1999 until November 2003, Operations Controller from May 1998 until
                                           April 1999 and as Division Controller for various Perini civil construction business units from 1984 until 1998.

Zohrab B. Marashlian, President, Perini    He was elected to his current position in December 1997, which entails
Civil Construction - 59                    overall responsibility for Perini's civil construction operations.  From
                                           April 1995 until December 1997, he served as President of Perini's
                                           Metropolitan New York Division and from January 1994 to December 1997, he served as Senior Vice President, Operations of Perini's Metropolitan New
                                           York Division.  Previously, he served in various project management capacities with Perini since 1971.

Craig W. Shaw, President, Perini           He was elected to his current position in October 1999, which entails
Building Company - 49                      overall responsibility for Perini's building construction operations.
                                           From April 1995 until October 1999, he served as President, Perini
                                           Building Company, Western U.S. Division, from January 1994 to April 1995 he served as Senior Vice President, Construction for Perini Building
                                           Company's Western U.S. Division, and from 1986 to January 1994 he served as Vice President, Construction for Perini Building Company's Western
                                           U.S. Division.  Previously, he served in various project management capacities with Perini since 1978.

     Our officers are elected on an annual basis at the Board of Directors’ Meeting immediately following the Annual Meeting of Stockholders in May, to hold such offices until the Board of Directors’ Meeting following the next Annual Meeting of Stockholders and until their respective successors have been duly appointed or until his or her earlier resignation or removal.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

     Our common stock is traded on the American Stock Exchange under the symbol “PCR”. Our common stock has been cleared to apply for listing on the New York Stock Exchange and we expect this listing to commence on April 1, 2004. The quarterly market high and low sales prices for our common stock in 2003 and 2002 are summarized below:

                                                                 2003                            2002
                                                       ------------------------       -------------------------
                                                         High           Low              High           Low
                                                       ----------     ---------       -----------    ----------
Market Price Range per Common Share:
------------------------------------
Quarter Ended
March 31                                                  $ 4.70       $   3.62           $ 7.28      $   5.75
June 30                                                     9.05           3.80             6.40          3.40
September 30                                                8.99           6.26             4.58          3.50
December 31                                                10.10           6.95             4.44          3.00

Dividends

      We have not paid any cash dividends on our common stock since 1990. For the foreseeable future, we intend to retain any earnings in our business and we do not anticipate paying any cash dividends. In addition, under the terms of our preferred stock, we cannot pay dividends on our common stock until all accrued dividends on our preferred stock have been paid. Whether or not to declare any dividends will be at the discretion of our Board of Directors, considering then existing conditions, including our financial condition and results of operations, capital requirements, bonding prospects, contractual restrictions, business prospects and other factors that our Board of Directors considers relevant.

Holders

      At February 23, 2004, there were 1,043 holders of record of our common stock, including record holders on behalf of an indeterminate number of beneficial owners, based on the stockholders list maintained by our transfer agent.

ITEM 6. SELECTED FINANCIAL DATA

Selected Consolidated Financial Information

      The following selected financial data has been derived from audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, the related notes thereto and the independent auditors' report thereon, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Form 10-K and in previously filed annual reports on Form 10-K of Perini Corporation. Backlog and new business awarded are not measures defined in generally accepted accounting principles and have not been derived from our consolidated financial statements.

                                                    2003              2002             2001              2000             1999
                                               ---------------   ---------------  ---------------    --------------  ----------------
                                                                       (In thousands, except per share data)
OPERATING SUMMARY
CONTINUING OPERATIONS:
Revenues:
Building                                          $   898,254       $  631,860      $ 1,120,161       $   740,555       $   633,126
Civil                                                 176,877           312,528          353,957           279,469           323,077
Management Services                                   298,972           140,653           79,278            85,636            63,281
                                               ---------------   ---------------  ---------------    --------------  ----------------
Total                                             $ 1,374,103       $ 1,085,041      $ 1,553,396       $ 1,105,660       $ 1,019,484

Cost of Operations                                  1,303,851         1,026,391        1,495,834         1,053,328           969,015
                                               ---------------   ---------------  ---------------    --------------  ----------------

Gross Profit                                      $    70,252       $    58,650      $    57,562       $    52,332       $    50,469
G&A Expense                                            39,762            32,770           28,061            24,977            26,635
                                               ---------------   ---------------  ---------------    --------------  ----------------
Income From  Construction Operations              $    30,490       $    25,880      $    29,501       $    27,355       $    23,834
Other (Income) Expense, Net                            (1,435)              520              227              (949)              (72)
Interest Expense                                        1,003             1,485            2,006             3,966             7,128
                                               ---------------   ---------------  ---------------    --------------  ----------------
Income From Continuing
  Operations Before Income Taxes                  $    30,922       $    23,875      $    27,268       $    24,338       $    16,778
(Provision) Credit for Income Taxes                    13,096              (801)            (850)               43              (421)
                                               ---------------   ---------------  ---------------    --------------  ----------------
Income From Continuing Operations                 $    44,018       $    23,074      $    26,418       $    24,381       $    16,357
Loss From Discontinued Operations                           -                 -                -                 -          (100,005)
                                               ---------------   ---------------  ---------------    --------------  ----------------
Net Income (Loss)                                 $    44,018       $    23,074      $    26,418       $    24,381       $   (83,648)
                                               ===============   ===============  ===============    ==============  ================

Income Available for Common Stockholders (1)      $    49,619       $    20,949      $    24,293       $     7,299       $   (89,917)

Per Share of Common Stock:
  Basic Earnings (Loss):
Income From Continuing Operations                 $     2.18        $     0.92       $      1.07       $      0.39       $      1.80
Loss From Discontinued Operations                          -                 -                 -                 -            (17.84)
                                               ---------------   ---------------  ---------------    --------------  ----------------
Total                                             $     2.18        $     0.92       $      1.07       $      0.39       $    (16.04)
                                               ===============   ===============  ===============    ==============  ================
  Diluted Earnings (Loss):
Income From Continuing Operations                 $      2.10       $     0.91       $      1.04       $      0.39       $      1.80
Loss From Discontinued Operations                           -                -                 -                 -            (17.84)
                                               ---------------   ---------------  ---------------    --------------  ----------------
Total                                             $      2.10       $      0.91      $      1.04       $      0.39       $    (16.04)
                                               ===============   ===============  ===============    ==============  ================
  Cash Dividend Declared                          $         -       $         -      $         -       $         -       $         -
                                               ---------------   ---------------  ---------------    --------------  ----------------
  Book Value                                      $      4.65       $      2.72      $      2.40       $      1.57       $     (11.31)
                                               ---------------   ---------------  ---------------    --------------  ----------------
Weighted Average Common Shares Outstanding:
Basic                                                  22,763            22,664           22,623            18,521             5,606
                                               ---------------   ---------------  ---------------    --------------  ----------------
Diluted                                                23,583            22,939           23,442            18,527             5,606
                                               ---------------   ---------------  ---------------------------------  ----------------

                                                    2003              2002             2001              2000             1999
                                               ---------------   ---------------  ---------------    --------------  ----------------
                                                                                   (In thousands)
FINANCIAL POSITION SUMMARY

Working Capital                                   $   125,397         $ 115,908      $    93,369       $    80,477      $   48,430
                                               ---------------   ---------------  ---------------   --------------  ----------------

Current Ratio                                           1.31x             1.44x            1.24x             1.20x             1.15x
                                               ---------------   ---------------  ---------------    --------------  ----------------

Long-term Debt, less current maturities           $     8,522         $  12,123      $     7,540       $    17,218      $    41,091
                                               ---------------   ---------------  ---------------    --------------  ----------------

Stockholders' Equity (Deficit)                    $   120,560         $  86,649      $    79,408       $    60,622      $   (36,618)
                                               ---------------   ---------------  ---------------    --------------  ----------------

Ratio of Long-term Debt to Equity                        .07x              .14x             .09x              .28x              n.a.
                                               ---------------   ---------------  ---------------    --------------  ----------------

Redeemable Series B Cumulative
  Convertible Preferred Stock                     $        -          $      -       $        -        $         -      $     37,685
                                               ---------------   ---------------  ---------------    --------------  ----------------

Total Assets                                      $   565,443         $ 402,389      $   501,241       $   487,478      $    385,767
                                               --------------  ----------------   ---------------    ---------------  ---------------

OTHER DATA

Backlog at Year End (2)                           $ 1,666,464         $ 990,175      $ 1,213,535       $ 1,788,731       $ 1,658,077
                                               ---------------   ---------------  ---------------    --------------  ----------------

New Business Awarded (3)                          $ 2,050,392         $ 861,681      $   978,200       $ 1,236,314       $ 1,445,305
                                               ---------------   ---------------  ---------------    --------------  ----------------

     (1) Income available for common stockholders includes adjustments to net income for (a) accrued and unpaid dividends on our $21.25 Preferred Stock, or $2.125 Depositary Shares, (b) the reversal of previously accrued and unpaid dividends in the amount of approximately $7.3 million applicable to 440,627 of the $2.125 Depositary Shares purchased and retired by us on June 9, 2003, (c) in-kind dividends declared and paid on Series B Preferred Stock until its exchange for shares of common stock on March 29, 2000 and (d) the $13.7 million assigned to the induced conversion of the Series B Preferred Stock into common stock on March 29, 2000.

     (2) A construction project is included in our backlog at such time as a contract is awarded or a firm letter of commitment is obtained and funding is in place. Backlog is not a measure defined in generally accepted accounting principles, or GAAP, and our backlog may not be comparable to the backlog of other companies. Management uses backlog to assist in forecasting future results.

     (3) New business awarded consists of the original contract price of projects added to our backlog in accordance with Note (2) above plus or minus subsequent changes to the estimated total contract price of existing contracts. Management uses new business awarded to assist in forecasting future results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We were incorporated in 1918 as a successor to businesses which had been engaged in providing construction services since 1894. We provide diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world. Our construction business is now conducted through three basic segments or operations: building, civil and management services. The general contracting and management services that we provide consist of general contracting, preconstruction planning and comprehensive management services, including planning and scheduling the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract. We also offer self-performed construction services including site work, concrete forming and placement and steel erection. We provide these services by using traditional general contracting arrangements, such as fixed price, guaranteed maximum price and cost plus fee contracts and, to a lesser extent, construction management or design-build contracting arrangements. In the normal conduct of our business, we enter into partnership arrangements, referred to as “joint ventures,” for certain construction projects. Each of the joint venture participants is usually committed to supply a predetermined percentage of capital, as required, and to share in a predetermined percentage of the income or loss of the project.

Recent Developments

Acquisition of James A. Cummings, Inc.

     On January 23, 2003, we completed the acquisition of James A. Cummings, Inc., or Cummings, a privately held construction company based in Fort Lauderdale, Florida. The acquisition was effective as of January 1, 2003 and, accordingly, the financial results of Cummings are included in our consolidated financial statements since that date. See Note 3 of Notes to Consolidated Financial Statements for a further discussion and analysis of the acquisition of Cummings and related pro forma financial information.

Amendments to Revolving Credit Facility

     In February 2003, the terms of our existing revolving credit facility were amended to, among other things, increase the revolving credit facility from $45 million to $50 million and to extend the term of our credit facility from January 2004 to June 2005. The credit facility, as amended, provides us with greater flexibility in providing the working capital needed to support the anticipated growth of our construction activities. On November 5, 2003 and January 31, 2004, the terms of our revolving credit facility were further amended to provide a temporary $20 million increase in the revolving credit facility from $50 million to $70 million until April 30, 2004, to support the procurement requirements of a major project. At December 31, 2003, we had $67.2 million available to borrow under our credit facility.

Results of Tender Offer for our $21.25 Preferred Stock

     On June 9, 2003, we completed a tender offer for our $2.125 Depositary Convertible Exchangeable Preferred Shares, or Depositary Shares, each of which represent 1/10th of a share of $21.25 Convertible Exchangeable Preferred Stock, or the $21.25 Preferred Stock. As a result of this transaction, we purchased 440,627 of our Depositary Shares (representing approximately 44.1% of the outstanding $21.25 Preferred Stock) at a purchase price of $25.00 per Depositary Share, net to the seller without interest. See Note 8 of Notes to Consolidated Financial Statements. Including related expenses, this transaction resulted an $11.3 million decrease in stockholders’ equity. Also as a result of this transaction, approximately $7.3 million of previously accrued and unpaid dividends on the $21.25 Preferred Stock was reversed and restored to paid-in surplus in the Consolidated Balance Sheets. Since these accrued dividends had previously been deducted from net income in the computation of earnings per share in prior years, the reversal of these accrued dividends resulted in the addition of $7.3 million to income available for common stockholders in the computation of earnings per share for the year ended December 31, 2003.

Business Segments Redefined

     Historically, we have evaluated our operating results based on two reportable segments: building and civil. During the fourth quarter of 2003, we adjusted the responsibilities of certain of our executive officers and, in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we reevaluated the criteria for determining our reportable segments. We have determined that a third business segment, management services, will be included as a reportable segment prospectively to align our reportable segments with current management responsibilities. Previously, our management services operations were included as part of our building segment. The management services segment will aggregate contracts that have a higher than normal geopolitical and operational risk and corresponding potential for greater than normal gross margin volatility. See Note 11 of Notes to Consolidated Financial Statements for an analysis of operating results by segment.

Secondary Stock Offering

     Pursuant to the exercise of registration rights by certain of our stockholders, we have filed a registration statement for an underwritten secondary offering with respect to 5,910,800 shares of our common stock held by such stockholders. The registration statement is pending with the Securities and Exchange Commission and it has not yet become effective. The shares of common stock are being sold by the selling stockholders and we will not receive any proceeds from the sale. We expect the offering to be completed in the second quarter of 2004. We have accrued estimated costs in the amount of $991,000 in connection with the secondary offering and that amount has been charged against paid-in surplus as of December 31, 2003.

New Contract Awards

     In December 2003, our task order with the U.S. Army Corps of Engineers (COE) for additional power restoration work in Iraq was increased from an award of $66 million to a total task order value of $220 million. The task order was awarded under our contingent contract with COE’s Transatlantic Program Center to provide design-build, general construction and operations and maintenance services in the U.S. Central Command’s area of operations. The maximum potential value of the contract, which was originally $100 million, has been increased to $500 million, subject to identification and award of specific contract task orders.

     On January 14, 2004, we were awarded a new contract for the COE Transatlantic Programs Center. The contract is an indefinite-delivery/indefinite quantity (IDIQ) contract for design and construction work through the U.S. Central Command Area of Responsibility which includes 25 countries, including Iraq and Afghanistan. The maximum potential value of the contract is $1.5 billion, with a maximum value of $500 million for the base year and $250 million each for four option years, subject to identification and award of specific contract task orders.

Critical Accounting Policies

     Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in Item 15 of this Form 10-K.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our construction business involves making significant estimates and assumptions in the normal course of business relating to our contracts and our joint venture contracts due to, among other things, the one-of-a-kind nature of most of our projects, the long-term duration of our contract cycle and the type of contract utilized. Therefore, management believes that “Method of Accounting for Contracts” is the most important and critical accounting policy. The most significant estimates with regard to these financial statements relate to the estimating of total forecasted construction contract revenues, costs and profits in accordance with accounting for long-term contracts (see Note 1(d) of Notes to Consolidated Financial Statements) and estimating potential liabilities in conjunction with certain contingencies, including the outcome of pending or future litigation, arbitration or other dispute resolution proceedings relating to contract claims (see Note 2 of Notes to Consolidated Financial Statements). Actual results could differ from these estimates and such differences could be material.

     Our estimates of contract revenue and cost are highly detailed. We believe, based on our experience that our current systems of management and accounting controls allow management to produce materially reliable estimates of total contract revenue and cost during any accounting period. However, many factors can and do change during a contract performance period which can result in a change to contract profitability from one financial reporting period to another. Some of the factors that can change the estimate of total contract revenue and cost include differing site conditions (to the extent that contract remedies are unavailable), the availability of skilled contract labor, the performance of major material suppliers to deliver on time, the performance of major subcontractors, unusual weather conditions and the accuracy of the original bid estimate. Because we have many contracts in process at any given time, these changes in estimates can offset each other without impacting overall profitability. However, large changes in cost estimates on larger, more complex civil construction projects can have a material impact on our financial statements and are reflected in our results of operations when they become known.

     When recording revenue on contracts relating to unapproved change orders and claims, we include in revenue an amount equal to the amount of costs incurred by us to date for contract price adjustments that we seek to collect from customers for delays, errors in specifications or designs, change orders in dispute or unapproved as to scope or price, or other unanticipated additional costs, in each case when recovery of the costs are considered probable. When determining the likelihood of eventual recovery, we consider such factors as evaluation of entitlement, settlements reached to date and our experience with the customer. The settlement of these issues often takes years depending upon whether the item can be resolved directly with the customer or involves litigation or arbitration . When new facts become known, an adjustment to the estimated recovery is made and reflected in the current period results.

     The amount of unapproved change order and claim revenue is included in our balance sheet as Unbilled Work. The amount of Unbilled Work relating to unapproved change orders and claims included in our balance sheet at December 31, 2003 and 2002 is summarized below:

                                          December 31,
                                -----------------------------
                                    2003            2002
                                -------------   -------------
                                       (in thousands)

Unapproved Change Orders            $ 17,936        $ 30,289
Claims                                64,515          62,776
                                -------------   -------------
                                    $ 82,451        $ 93,065
                                =============   =============

     Of the balance of unapproved change orders and claims included in Unbilled Work at December 31, 2003 and December 31, 2002, approximately $36.0 million and $40.0 million respectively, are amounts subject to pending litigation or dispute resolution proceedings as described in “Item 3 – Legal Proceedings” and Note 2, “Contingencies and Commitments” of Notes to Consolidated Financial Statements for the respective periods. These amounts are management’s estimate of the probable recovery from the disputed claims considering such factors as evaluation of entitlement, settlements reached to date and knowledge of customer. In the event that future facts and circumstances, including the resolution of disputed claims, cause us to reduce the aggregate amount of our estimated probable recovery from the disputed claims, we will record the amount of such reduction against future earnings in the relevant period

     Method of Accounting for Contracts – Revenues and profits from our contracts and construction joint venture contracts are recognized by applying percentages of completion for the period to the total estimated profits for the respective contracts. Percentage of completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. When the estimate on a contract indicates a loss, our policy is to record the entire loss during the accounting period in which it is estimated. In the ordinary course of business, at a minimum on a quarterly basis, we prepare updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs, including unapproved change orders and claims, during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract. An amount equal to the costs incurred which are attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable. For a further discussion of unapproved change orders and claims, see Item 1, “Business – Types of Contracts and The Contract Process” in this Form 10-K. Profit from unapproved change orders and claims is recorded in the accounting period such amounts are resolved.

     Deferred contract revenue represents the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts. Unbilled work represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled work results when (1) the appropriate contract revenue amount has been recognized in accordance with the percentage of completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or (2) costs, recorded at estimated realizable value, related to unapproved change orders or claims are incurred. For unapproved change orders or claims that cannot be resolved in accordance with the normal change order process as defined in the contract, we may employ other dispute resolution methods, including mediation, binding and non-binding arbitration, or litigation. See Item 3 – “Legal Proceedings” in this Form 10-K and Note 2, “Contingencies and Commitments”, of Notes to Consolidated Financial Statements. The prerequisite for billing unapproved change orders and claims is the final resolution and agreement between the parties. Unbilled work related to our contracts and joint venture contracts at December 31, 2003 is discussed in Note 1(d) of Notes to Consolidated Financial Statements.

     Accounting for Income Taxes – Information relating to our provision (credit) for income taxes and the status of our deferred tax assets and liabilities is presented in Note 5, “Income Taxes”, of Notes to Consolidated Financial Statements. A key assumption in the determination of our book tax provision (credit) is the amount of the valuation allowance required to reduce the related deferred tax assets. A valuation allowance reduces the deferred tax assets to a level which will, more likely than not, be realized. Whether the deferred tax assets will be realized depends on the generation of future taxable income during the periods in which the deferred tax asset become deductible. The net deferred tax assets reflect management’s estimate of the amount which will, more likely than not, reduce future taxable income.

     As of December 31, 2002, management believed that a valuation allowance was required to reduce the deferred tax assets, primarily relating to certain net operating loss carryforwards (“NOLs”), for the following reasons:

  Although we had generated approximately $75 million of pretax profits during the three-year period ended December 31, 2002, the construction business, in general, and our future operating performance is difficult to predict. This is illustrated by our cumulative pretax loss of $164 million during the five- year period immediately preceding the three-year period referred to above.
  A substantial amount of profitable new work is required in order for the utilization of the NOLs to be evaluated as “more likely than not.”
  Our backlog of work on hand had been trending down since December 31, 2000.
  An adverse outcome on one or more of the legal matters discussed in Note 2 of Notes to Consolidated Financial Statements could have a significant impact on our ability to utilize the NOLs and, depending upon the magnitude, could create additional NOLs.
  Finally, we believed that the use of the NOLs might be limited by Internal Revenue Service Code Section 382, or Section 382, based on future changes in ownership not within our control following our equity recapitalization in March 2000. We believed that this issue would be resolved with the passage of the three year testing period in March 2003.

     During the first quarter of 2003, we reduced the valuation allowance by $7.0 million and recognized a $7.0 million tax benefit based on the expectation that we would be able to utilize at least a portion of the previously unrecognized NOLs due to the impact of not having a Section 382 restriction as of the end of the three year testing period. During the fourth quarter of 2003, we further reduced the valuation allowance by $7.9 million based on the expectation that we would be able to utilize an additional amount of our NOLs in future years due to a significant increase in backlog as a result of a robust new work acquisition period experienced during the second half of 2003.

     As of December 31, 2003, management estimates that a valuation allowance of approximately $8.4 million was required to reduce the deferred tax assets, primarily relating to NOLs, to a level we currently believe will be utilized to offset future taxable income based on our current backlog and forecasts. The valuation allowance is required due to our inability to predict on a longer term basis that we will “more likely than not” acquire the additional amount of profitable new work required to utilize additional NOLs and the ongoing concern that an adverse outcome on one or more of the legal matters referred to above could significantly limit our ability to utilize additional NOLs.

     Defined Benefit Retirement Plan – The status of our defined benefit pension plan obligations, related plan assets and cost is presented in Note 10 of Notes to Consolidated Financial Statements entitled “Employee Benefit Plans”. Plan obligations and annual pension expense are determined by actuaries using a number of key assumptions which include, among other things, the discount rate, the estimated future return on plan assets and the anticipated rate of future salary increases. The discount rate of 6.75% used for purposes of computing the 2003 annual pension expense was determined at the beginning of the calendar year based on high-quality corporate bond yields as of that date. We plan to lower the discount rate used for computing the 2004 annual pension expense to 6.25% due to a decline in high-quality corporate bond yields as of the end of 2003.

The estimated return on plan assets is primarily based on historical long-term returns of equity and fixed income markets according to our targeted allocation of plan assets (70% equity and 30% fixed income). While the weighted estimated return on asset rate has been approximately 9% in recent years, the Company plans to lower this rate to 7.5% in 2004 based on recent equity market performance compared to long-term historical averages.

     The plans’ accumulated benefit obligation exceeded the fair value of plan assets on December 31, 2003, 2002 and 2001 in amounts greater than the accrued pension liability previously recorded. Accordingly, we increased our accrual by $4.4 million in 2003, $13.7 million in 2002 and $5.9 million in 2001 with the $24.0 million offset to accumulated other comprehensive loss, a reduction of stockholders’ equity.

     As a result of the expected changes in assumptions for 2004 noted above and asset losses during 2003 and 2002, we anticipate that pension expense will increase from $2.7 million in 2003 to $4.7 million in 2004. Cash contributions are anticipated to be $4 million in 2004, but using our current assumptions regarding asset performance and the interest rate environment, cash contributions will likely increase significantly in the future.

Related Party Transactions

     As a condition to a $30 million equity infusion in January 1997, we entered into an agreement with Tutor-Saliba Corporation (or TSC), a construction company based in California, and Ronald N. Tutor, Chief Executive Officer and sole stockholder of TSC, to provide certain management services. TSC participated in joint ventures with us before the agreement and continues to participate in joint ventures with us after the agreement. Our share of revenue from these joint ventures amounted to $49.0 million, $48.8 million and $17.9 million in 2003, 2002 and 2001, respectively. Primarily as a result of TSC participating in a $40 million equity infusion in March 2000, TSC currently owns approximately 12% of our outstanding Common Stock. Mr. Tutor has been our Chairman and Chief Executive Officer since March 2000. For details of compensation to Mr. Tutor, arrangements with TSC and other information on related party transactions, see Note 12 of Notes to Consolidated Financial Statements.

Results of Operations -2003
Compared to 2002

     Net income for the year ended December 31, 2003 was a record $44.0 million, a 90% increase from the $23.1 million net income recorded in 2002. The overall increase in net income of $20.9 million was due primarily to the recognition of a $14.9 million tax benefit based on the expectation that we will be able to fully utilize our net operating loss (NOL) carryforwards in future years. In addition, the record net income in 2003 reflects the impact of an increased volume of work acquired and put in place in 2003, in particular our contract awards in Iraq and Afghanistan, as well as the acquisition of Cummings in January 2003.

     Basic earnings per common share were $2.18 for the year ended 2003 compared to $0.92 for the year ended 2002. Diluted earnings per common share were $2.10 for the year ended 2003 compared to $0.91 for the year ended 2002. As discussed above, as a result of the completion of our tender offer on our $21.25 Preferred Stock in June 2003, $7.3 million in previously accrued preferred stock dividends was reversed and added back to income available for common stockholders in the computation of earnings per share for the year ended December 31, 2003. Accordingly, basic and diluted earnings per common share calculations for the year ended December 31, 2003 were favorably impacted by $0.32 and $0.31 per share, respectively, due to the reversal of a pro rata portion of accumulated but unpaid dividends on our $21.25 Preferred Stock as a result of the tender offer completed in 2003.

     Assuming an effective income tax rate of 39% and also assuming that we completed our tender offer for our $21.25 Preferred Stock prior to January 1, 2002, pro forma net income for the year ended December 31, 2003 would have been $18.9 million, compared to $14.6 million for the year ended December 31, 2002. Similarly, pro forma basic earnings per share for the year ended December 31, 2003 would have been $0.78, compared to $0.59 for the year ended December 31, 2002. Pro forma diluted earnings per share for the year ended December 31, 2003 would have been $0.75, compared to $0.58 for the year ended December 31, 2002. The reconciliation of reported net income to pro forma net income for the years ended December 31, 2003 and 2002 is set forth below:

                                                                     Year Ended December 31,
                                                                 -----------------------------
                                                                     2003            2002
                                                                 -------------    ------------
                                                                         (In thousands,
                                                                     except per share data)

Reported net income                                                  $ 44,018        $ 23,074
Less:  Credit (provision) for income taxes                             13,096            (801)
                                                                 -------------    ------------
Income before income taxes                                             30,922          23,875
Provision for income taxes assuming 39% effective rate                 12,060           9,311
                                                                 -------------    ------------
Pro forma net income                                                   18,862          14,564

Less:  Dividends accrued on Preferred Stock
       assuming the tender offer took place prior to
       January 1, 2002                                                 (1,188)         (1,188)
                                                                 -------------    ------------
Pro forma total available for common stockholders                    $ 17,674        $ 13,376
                                                                 =============    ============
Pro forma basic earnings per common share                            $   0.78        $   0.59
                                                                 =============    ============
Pro forma diluted earnings per common share                          $   0.75        $   0.58
                                                                 =============    ============

     To supplement our consolidated financial statements presented on a generally accepted accounting principles (GAAP) basis, we sometimes use non-GAAP measures of net income, earnings per share and other measures that we believe are appropriate to enhance an overall understanding of our historical financial performance and future prospects. The non-GAAP results, which are adjusted to exclude certain costs, expenses, gains and losses from the comparable GAAP measures, are an indication of our baseline performance before gains, loses or other charges that are considered by management to be outside of our core operating results. These non-GAAP results are among the indicators management uses as a basis for evaluating our financial performance as well as for forecasting future periods. For these reasons, management believes these non-GAAP measures can be useful to investors, potential investors and others. The presentation of this additional information is not meant to be considered in isolation or as a substitute for net income or earnings per share prepared in accordance with GAAP.

     Overall revenues increased by $289.1 million (or 26.6%), from $1,085.0 million in 2002 to $1,374.1 million in 2003. This increase was due primarily to a increase in building construction revenues of $266.3 million (or 42.1%), from $631.9 million in 2002 to $898.2 million in 2003, due primarily to the impact of the Cummings acquisition in January 2003 and improved new work acquisition results during the second and third quarters of 2003. Management services revenues increased by $158.4 million (or 112.7%), from $140.6 million in 2002 to $299.0 million in 2003, due primarily to the new contracts we were awarded in 2003 related to the rebuilding of Iraq and Afghanistan. These increases were partly offset by a decrease in civil construction revenues of $135.6 million (or 43.4%), from $312.5 million in 2002 to $176.9 million in 2003. The decrease in revenues from civil construction operations primarily reflects the decrease in the Company’s year-end backlog at December 31, 2002 compared to the year-end backlog at December 31, 2001, as the pace of new contract awards slowed during 2002 and the first half of 2003 due to a temporary decrease in the number of public works projects available to bid and increased competition from other contractors when bidding on the reduced level of work available.

                                Revenues for the
                            Year Ended December 31,
                          ----------------------------     Increase           %
                              2003            2002        (Decrease)        Change
                          ------------    ------------   ------------   -------------
                                 (In millions)

Building                    $   898.2       $   631.9        $ 266.3           42.1%
Civil                           176.9           312.5         (135.6)         (43.4)%
Management Services             299.0           140.6          158.4          112.7%
                          ------------    ------------   ------------
Total                       $ 1,374.1       $ 1,085.0        $ 289.1           26.6%
                          ============    ============   ============

     Income from operations (excluding corporate) increased by $6.7 million (or 20.6%), from $32.6 million in 2002 to $39.3 million in 2003. Management services income from operations increased by $12.0 million (or 102.6%), from $11.7 million in 2002 to $23.7 million in 2003, due primarily to the increase in revenues related to the rebuilding of Iraq and Afghanistan. Despite the favorable impact of the Cummings acquisition, building construction income from operations decreased by $2.1 million (or 14.5%), from $14.5 million in 2002 to $12.4 million in 2003. Building construction income from operations was negatively impacted by a $1.0 million increase in building construction-related general and administrative expenses (exclusive of Cummings) primarily in connection with the pursuit of new work opportunities including the opening or expansion of new regional offices in Florida and California. Civil construction income from operations decreased by $3.2 million (or 50.0%), from $6.4 million in 2002 to $3.2 million in 2003, due primarily to the decrease in revenues discussed above partly offset by a higher gross profit margin in 2003 primarily because 2002 included recognition of our share of a loss on a Central Artery “Big Dig” joint venture project in Boston, Massachusetts. Income from operations was negatively impacted by a $2.1 million increase in corporate general and administrative expenses, from $6.7 million in 2002 to $8.8 million in 2003, due primarily to an aggregate increase in several items including corporate incentive compensation, outside professional fees relating to the annual audit of the Company’s financial statements and to the $21.25 Preferred Shareholders Class Action Lawsuit (see Note 2(f) of Notes to Consolidated Financial Statements), and certain corporate insurance premium costs.

                               Income from Construction
                                  Operations for the
                               Year Ended December 31,
                           -----------------------------      Increase           %
                               2003             2002         (Decrease)       Change
                           ------------    -------------   -------------   ------------
                                  (In millions)

Building                      $ 12.4           $ 14.5          $ (2.1)         (14.5)%
Civil                            3.2              6.4            (3.2)         (50.0)%
Management Services             23.7             11.7            12.0          102.6%
                           ------------    -------------   -------------
Subtotal                      $ 39.3           $ 32.6           $ 6.7           20.6%

Less:  Corporate                (8.8)            (6.7)            2.1           31.3%
                           ------------    -------------   -------------
Total                         $ 30.5           $ 25.9           $ 4.6           17.8%
                           ============    =============   =============

     Other (income) expense increased by $1.9 million, from an expense of $0.5 million in 2002 to income of $1.4 million in 2003, due primarily to a $2.2 million net gain recorded from the sale of certain parcels of developed land held for sale. Based on our remaining inventory of developed land held for sale and the anticipated potential selling prices for those parcels, we believe that the net gain recorded in 2003 is of a non-recurring nature and is not indicative of expected future results.

     Interest expense decreased by $0.5 million, from $1.5 million in 2002 to $1.0 million in 2003, due to a lower average borrowing level in 2003 as a result of improved cash flow from operations as well as lower interest rates.

     The credit for income taxes in 2003 is due primarily to the recognition of a $14.9 million tax benefit in accordance with SFAS No. 109, “Accounting for Income Taxes” based on the expectation that we will be able to fully utilize our NOL carryforwards in future years. In addition, the (provision) credit for income taxes reflects a lower-than-normal tax rate in both years due primarily to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations. Also, the provision for income taxes in 2002 reflects the reversal of the federal alternative minimum tax provided in 2001 which was no longer required based on the provisions of the Job Creation and Worker Assistance Act of 2002. As a result of the recognition of the $14.9 million NOL tax benefit, basic and diluted earnings per common share calculations for the year ended December 31, 2003 were favorably impacted by $0.65 and $0.63 per share, respectively.

Results of Operations –2002
Compared to 2001

     Net income for the year ended 2002 was $23.1 million, a 12.5% decrease from the record $26.4 million net income recorded in 2001. Basic earnings per common share were $0.92 for the year ended 2002 compared to $1.07 for the year ended 2001. Diluted earnings per common share were $0.91 per common share compared to $1.04 for the year ended 2001. Overall, the decrease in 2002 operating results reflects a continued strong but lower profit contribution from the building construction segment and increased profit contributions from both the management services and civil construction segments.

     Overall, revenues decreased by $468.4 million (or 30.2%), from $1,553.4 million in 2001 to $1,085.0 million in 2002. This decrease was due primarily to a decrease in building construction revenues of $488.2 million (or 43.6%), from $1,120.1 million in 2001 to $631.9 million in 2002. Civil construction revenues decreased $41.5 million (or 11.7%), from $354.0 million in 2001 to $312.5 million in 2002. The decrease in revenues from building construction operations was due primarily to the decrease in our year-end backlog at December 31, 2001 compared to the record year-end backlog at December 31, 2000, including a decreased volume of work at the Mohegan Sun Project in Connecticut, as well as on two large hotel/casino projects in the southwestern United States, all of which were substantially completed in early 2002. The decrease in revenues from civil construction operations was also due primarily to the decrease in our year-end backlog at

December 31, 2001 compared to the record year-end backlog at December 31, 2000. These decreases were partly offset by an increase in management services revenues of $61.3 million (or 77.3%), from $79.3 million in 2001 to $140.6 million in 2002, due primarily to a higher volume of work on power facilities maintenance projects due to a higher number of scheduled plant shutdowns in 2002.

                               Revenues for the
                            Year Ended December 31,
                          ----------------------------      Increase           %
                              2002            2001         (Decrease)       Change
                          ------------    ------------   -------------   ------------
                                 (In millions)

Building                    $   631.9       $ 1,120.1        $ (488.2)         (43.6)%
Civil                           312.5           354.0           (41.5)         (11.7)%
Management Services             140.6            79.3            61.3           77.3%
                          ------------    ------------   -------------
Total                       $ 1,085.0       $ 1,553.4        $ (468.4)         (30.2)%
                          ============    ============   =============

     Income from operations (excluding corporate) decreased by $2.9 million (or 8.2%), from $35.5 million in 2001 to $32.6 million in 2002. Building construction income from operations decreased by $12.1 million, from $26.6 million in 2001 to $14.5 million in 2002, due primarily to the decrease in revenues discussed above. This decrease was partly offset by an increase in the average gross margin on building construction contracts from 3.5% in 2001 to 4.7% in 2002, due primarily to favorable close-out experience on several hotel/casino projects in 2002. In addition, building construction income from operations was negatively impacted by a $1.8 million (or 13.7%) increase in building construction-related general and administrative expenses primarily in connection with the pursuit of new work opportunities, including the opening of a new office near Orlando, Florida. Management services income from operations increased by $6.7 million, from $5.0 million in 2001 to $11.7 million in 2002, due primarily to the increase in revenues discussed above as well as favorable cost experience on a fixed price overseas project. Civil construction income from operations increased by $2.5 million, from $3.9 million in 2001 to $6.4 million in 2002, due primarily to favorable cost experience on a fixed price civil infrastructure project in New York City in 2002 as well as recognition of a smaller loss in 2002 compared to 2001 on a Central Artery/Tunnel “Big Dig” joint venture project in Boston, Massachusetts. In addition, civil construction income from operations was negatively impacted by a $1.2 million (or 20.7%) increase in civil construction-related general and administrative expenses, due primarily to a reduced ability to allocate expenses to various joint ventures as well as an increase in outside legal fees attributable to increased work on pending litigation matters and new work acquisition efforts.

                           Income from Construction
                              Operations for the
                            Year Ended December 31,
                          ----------------------------     Increase           %
                             2002            2001         (Decrease)       Change
                          ------------    ------------   -------------   ------------
                                 (In millions)

Building                     $ 14.5          $ 26.6         $ (12.1)         (45.5)%
Civil                           6.4             3.9             2.5           64.1%
Management Services            11.7             5.0             6.7          134.0%
                          ------------    ------------   -------------
Subtotal                     $ 32.6          $ 35.5          $ (2.9)          (8.2)%

Less:  Corporate               (6.7)           (6.0)            0.7           11.7%
                          ------------    ------------   -------------
Total                        $ 25.9          $ 29.5          $ (3.6)         (12.2)%
                          ============    ============   =============

     Interest expense decreased by $0.5 million, from $2.0 million in 2001 to $1.5 million in 2002, due primarily to a reduction in the average amount of debt outstanding under the Company’s Credit Agreement as well as lower interest rates in 2002.

     The lower than normal tax rate for the two year period ended December 31, 2002 is primarily due to the utilization of tax loss carryforwards from prior years. Because of certain accounting limitations, we were not able to recognize a portion of the tax benefit related to the operating losses experienced in fiscal 1999, 1996 and 1995. The net deferred tax assets reflect management’s estimate of the amount that will, more likely than not, be realized. See Note 5 of Notes to Consolidated Financial Statements. In addition, the provision for income taxes in 2002 reflects the reversal of the federal alternative minimum tax provided in 2001 that was no longer required based on the provisions of the Job Creation and Worker Assistance Act of 2002.

Liquidity and Capital Resources

Cash and Working Capital

     Cash and cash equivalents as reported in the accompanying Consolidated Statements of Cash Flows consist of amounts held by us as well as our proportionate share of amounts held by construction joint ventures. Cash held by us is available for general corporate purposes while cash held by construction joint ventures is available only for joint venture-related uses. Cash held by construction joint ventures is distributed from time to time to us and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by us from our construction joint ventures are then available for general corporate purposes. At December 31, 2003, 2002 and 2001, cash held by us and available for general corporate purposes was $33.4 million, $11.2 million and $7.2 million, respectively, and our proportionate share of cash held by joint ventures and available only for joint venture-related uses was $34.4 million, $35.8 million and $49.3 million, respectively.

     Billing procedures in the construction industry generally are based on the specific billing terms of a contract and are often not correlated with performance. For example, billings may be based on various measures of performance, such as cubic yards excavated, architect’s estimates of completion, costs incurred on cost-plus type contracts or weighted progress from a cost loaded construction time schedule. Billings are generally on a monthly basis and are reviewed and approved by the customer prior to submission. Therefore, once a bill is submitted, we are generally able to collect amounts owed to us in accordance with the payment terms of the contract. In addition, contractor’s receivables usually include retentions, or amounts that are not due until contracts are completed or until specified contract conditions or guarantees are met. Retentions are governed by contract provisions and are typically a fixed percentage (for example, 5% or 10%) of each billing. We generally follow the policy of paying our vendors and subcontractors on a particular project after we receive payment from our customer.

     A summary of cash flows for each of the years ended December 31, 2003, 2002 and 2001 is set forth below:

                                          Year Ended December 31,
                                      -------------------------------
                                       2003       2002        2001
                                      --------   --------   ---------
                                              (In millions)
Cash flows from:
  Operating activities                 $ 42.6     $ (3.6)    $ (24.3)
  Investing activities                   (7.9)      (0.6)       (5.5)
  Financing activities                  (13.9)      (5.3)       (9.5)
                                      --------   --------   ---------
Net increase (decrease) in cash        $ 20.8     $ (9.5)    $ (39.3)
Cash at beginning of year                47.0       56.5        95.8
                                      --------   --------   ---------
Cash at end of year                    $ 67.8     $ 47.0     $  56.5
                                      ========   ========   =========

     During 2003, we generated $42.6 million in cash flow from operating activities and $5.0 million in net proceeds from the sale of certain remaining parcels of developed land held for sale to fund the $11.3 million required to complete our tender offer for our Depositary Shares, to reduce debt by a net amount of $3.5 million, as well as to fund a net $12.9 million used by investing activities, primarily for the acquisition of Cummings in January and to acquire construction equipment and an office building and equipment storage facility to be used by our civil construction operations. As a result, our consolidated cash balance increased by $20.8 million, from $47.0 million at December 31, 2002 to $67.8 million at December 31, 2003. As more fully discussed in Note 2(d) of Notes to Consolidated Financial Statements, in the first quarter of 2003, we received our proportionate share of provisional payments against outstanding claims on the Big Dig Project, as a result of an agreement reached in December 2002. Our share of this payment ($13.3 million) was a significant contributor to the $42.6 million in cash flow generated from operating activities in 2003.

     During 2002, we used $9.5 million of cash on hand to fund operating activities ($3.6 million), investing activities ($0.6 million), and to reduce debt by a net amount of $5.3 million. The $3.6 million in cash used by operating activities was due primarily to the need to fund working capital requirements on certain joint venture construction contracts where unapproved change orders and/or contract claims remain to be resolved. (See Note 1(d) of Notes to Consolidated Financial Statements.)

     During 2001, we used $39.2 million of cash on hand to fund operating activities ($24.2 million); investing activities ($5.5 million), primarily for the acquisition of property and equipment; and financing activities ($9.5 million), primarily to reduce debt by a net amount of $9.8 million. Cash generated from operating activities decreased from a positive $0.8 million in 2000 to a negative $24.2 million in 2001 due primarily to the need to fund working capital requirements on certain of our construction contracts where unapproved change orders and/or contract claims remain to be resolved. (See Note 1(d) of Notes to Consolidated Financial Statements.)

     Working capital increased, from $115.9 million at the end of 2002 to $125.4 million at December 31, 2003. The current ratio decreased from 1.44x compared to 1.31x during the same period. Since December 31, 2001, working capital has increased by $32.0 million (or 34%) from $93.4 million to $125.4 million at December 31, 2003, and the current ratio has improved to 1.31x from 1.24x during the same period. As of December 31, 2003, accounts receivable amounted to $328.0 million and comprised approximately 62% of our total current assets. This compares to accounts receivable of $218.2 million, or approximately 57% of our total current assets at December 31, 2002. The approximate $110 million increase in accounts receivable at December 31, 2003 primarily reflects the increased revenues during the fourth quarter of 2003.

     In January 2002, we entered into an agreement with a new bank group to refinance our existing credit facility with a new $45 million revolving credit facility. In February 2003, the terms of our revolving credit facility were amended to, among other things, increase the revolving credit facility from $45 million to $50 million and to extend the term of our credit facility from January 2004 to June 2005. On November 5, 2003 and January 31, 2004, the terms of our revolving credit facility were further amended to provide a temporary $20 million increase in the revolving credit facility from $50 million to $70 million until April 30, 2004, to support the procurement requirements of a major project.

     The terms of our credit facility require us to meet certain financial covenants, including:

  a minimum working capital ratio of current assets over current liabilities equal to 1.20:1;

  a minimum tangible net work equal to $62 million plus 50% of our consolidated net income for each consecutive two fiscal quarters ended on June 30 and December 31 of each year;

  a minimum interest coverage ratio of net operating profit over covered charges (which includes interest expense and current period dividends on our preferred stock) equal to 3:1 for four consecutive fiscal quarters; and

  minimum operating profit levels of at least $25 million in the aggregate for four consecutive fiscal quarters.

     The terms of our credit facility also prohibit us from incurring additional indebtedness without the consent of our lenders, other than financing for our corporate headquarters, insurance premiums and construction equipment, and impose limitations on the level of capital expenditures that we may make for a period, as well as the purchase and sale of assets outside of the normal course of business.

     Our obligations under our credit facility are guaranteed by substantially all of our current and future subsidiaries, and secured by substantially all of our and our subsidiaries’ assets, including a pledge of all of the capital stock of our subsidiaries. At December 31, 2003, we had $67.2 million available to borrow under our credit facility and $2.8 million in outstanding letters of credit.

Long-term Debt

     Long-term debt at December 31, 2003 was $8.5 million, a decrease of $3.6 million from December 31, 2002, despite our completion in June of a tender offer for our Depositary Shares which required a cash outlay of approximately $11.3 million (including related expenses) and the acquisition of Cummings which required a net cash outlay of approximately $8.6 million. The long-term debt to equity ratio was .07x at December 31, 2003, compared to .14x at December 31, 2002. Long-term debt was $12.1 million at the end of 2002, up from $7.5 million in 2001 and down compared to $17.2 million in 2000.

Contractual Obligations

     Our outstanding contractual obligations as of December 31, 2003 are summarized in the following table:

                                                          Payments Due by Period
                                 --------------------------------------------------------------------------
                                                              (In thousands)
                                                Less Than                                      More Than
                                   Total          1 Year       1-3 Years       3-5 Years        5 Years
                                 ----------    -------------  ------------    ------------    -------------

Total debt                        $  9,012  (a)     $   490     $     634        $  2,026         $  5,862
Operating leases, net               12,181            4,279         5,481           1,940              481
Purchase obligations                     -                -             -               -                -
Other long-term liabilities:
  Accrued dividends on
    $21.25 Preferred Stock           9,805                -             -               -            9,805 (b)
  Employee benefit related
    liabilities                      2,043              158           316             316            1,253
  Minimum pension
    liability adjustments           25,488            4,000         8,000  (c)      8,000  (c)       5,488 (c)
                                 ----------    -------------  ------------    ------------    -------------

Total contractual obligations     $ 58,529          $ 8,927      $ 14,431        $ 12,282         $ 22,889
                                 ==========    =============  ============    ============    =============

(a) Includes capital leases in the amount of $325.

(b) Assumes current policy described below under "Dividends -- $21.25 Preferred Stock" does not change during the 5-year period.

(c) Assumes annual pension fund contributions equal to the contribution amount anticipated in 2004.

Stockholders' Equity

     Our book value per common share was $4.65 at December 31, 2003, compared to $2.72 at December 31, 2002, and $2.40 at December 31, 2001. The major factors impacting stockholders’ equity during the three year period were the net income recorded in all three years, the cost of our tender offer ($11.3 million) completed in June 2003, including the reversal of dividends ($7.3 million) previously accrued related to the Preferred Stock tendered, and, to a lesser extent, preferred stock dividends accrued, and common stock options exercised. Also, we were required to recognize an additional minimum pension liability of approximately $4.4 million in 2003, $13.7 million in 2002 and $5.9 million in 2001 in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” which resulted in an aggregate $24.0 million Accumulated Other Comprehensive Loss deduction in stockholders’ equity. (See Note 10 of Notes to Consolidated Financial Statements.) Adjustments to the amount of this additional minimum pension liability will be recorded in future years based upon periodic re-evaluation of the funded status of our pension plans.

Dividends

     Common Stock

     There were no cash dividends declared or paid on our outstanding Common Stock during the three years ended December 31, 2003.

     $21.25 Preferred Stock

     The covenants in our prior credit agreements required us to suspend the payment of quarterly dividends on our $21.25 Preferred Stock in 1995 until certain financial criteria were met. While quarterly dividends on the $21.25 Preferred Stock have not been paid since 1995, they have been fully accrued due to the “cumulative” feature of the $21.25 Preferred Stock. As of December 31, 2002, the aggregate amount of dividends in arrears was approximately $15.4 million, which represented approximately $154.05 per share of $21.25 Preferred Stock or approximately $15.41 per Depositary Share and is included in other long-term liabilities in the Consolidated Balance Sheets. On June 9, 2003, we completed a tender offer for our Depositary Shares pursuant to which we purchased 440,627 Depositary Shares for $25 per share. See “-Recent Developments.” As a result of this transaction, approximately $7.3 million of previously accrued and unpaid dividends was reversed and restored to paid-in surplus in the Consolidated Balance Sheets. Accordingly, the aggregate amount of dividends in arrears at December 31, 2003 is $9.8 million, which represents approximately $175.32 per share of $21.25 Preferred Stock or approximately $17.53 per Depositary Share and is included in other long-term liabilities in the Consolidated Balance Sheets. Under the terms of the $21.25 Preferred Stock, the holders of Depositary Shares became entitled to elect two additional Directors once dividends were deferred for more than six quarters, and they have done so at each of the last six annual meetings of stockholders.

     Our Board of Directors has not decided that our working capital and other conditions warrant the resumption of payment of the regular dividend or any of the dividends in arrears on the $21.25 Preferred Stock. We do not have any plans or target date for resuming the dividend, given the following circumstances:

  A strong working capital position provides us with the option of performing large projects without a joint venture partner or to assume the sponsoring partner position resulting in a larger proportionate interest and a greater share of joint venture profits.

  A significant amount of working capital is dedicated to the funding requirements of our construction backlog, including collection of receivables and the resolution of unapproved change orders and contract claims, and to obtaining surety bonds required by our business.

  We are pursuing a strategy of expanding our construction business internally and through acquisitions, both of which will likely require additional capital. In January 2003, we completed the acquisition of Cummings for $20.0 million. See Note 3 of Notes to Consolidated Financial Statements.

Outlook

  Backlog and New Work – Our construction backlog at December 31, 2003 was $1.666 billion compared to $990 million at December 31, 2002 (or $1.160 billion when adjusted for the addition of backlog from the January 2003 acquisition of Cummings). We experienced a robust new work acquisition period during the second half of 2003 and each of our business segments ended 2003 with a higher backlog than it began the year with as illustrated in the following table:

                              Backlog at          New Business         Revenue           Backlog at
                           December 31, 2002      Awarded (1)        Recognized      December 31, 2003
                          --------------------   ---------------    --------------  ---------------------
                                                          (in thousands)
Building                            $ 525,433       $ 1,269,620 (2) $    (898,254)           $   896,799
Civil                                 210,562           272,013          (176,877)               305,698
Management Services                   254,180           508,759          (298,972)               463,967
                          --------------------   ---------------    --------------  ---------------------
Total                               $ 990,175       $ 2,050,392      $ (1,374,103)           $ 1,666,464
                          ====================   ===============    ==============  =====================

(1) New business awarded consists of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.
(2) Includes $170,877 of backlog added as a result of the acquisition of Cummings.

     We remain encouraged by a continued high level of demand for our preconstruction services, and plans for public works construction at the local, state and federal levels remain strong in our market areas.

  In January 2003, we achieved a major step in our acquisition strategy through the acquisition of Cummings. Cummings is an established building construction and construction management company in the South Florida region specializing in the construction of schools, municipal buildings, and commercial facilities. The acquisition of Cummings expands our market presence in the southeastern United States region, an area with projected above average future growth, and includes a qualified management team capable of capitalizing on future growth opportunities in the area. The acquisition of Cummings had a positive impact on our financial position, construction backlog, and results of operations in 2003, and we expect that Cummings will continue to make a positive contribution to our operating results in 2004 and beyond.

New Accounting Pronouncements

nbsp;    In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51". In December 2003, the FASB revised FIN No. 46 to reflect decisions it made regarding a number of implementation issues. FIN No. 46, addresses consolidation by business enterprises of variable interest entities, or VIEs. FIN 46 applies immediately to VIEs created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period ending after December 15, 2003, to VIEs in which an enterprise holds a variable interest that is acquired before February 1, 2003. This pronouncement is currently not anticipated to have a material effect on our consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

nbsp;    Our exposure to market risk for changes in interest rates relates primarily to our revolving credit debt (see Note 4 of Notes to Consolidated Financial Statements) and short-term investment portfolio. During 2003, we had an average daily borrowing of approximately $5.5 million under our revolving credit agreement and $60.0 million of short-term investments classified as cash equivalents as of December 31, 2003.

nbsp;    We borrow under our revolving credit facility for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under the credit facility bear interest at the applicable LIBOR or base rate, as defined, and therefore, we are subject to fluctuations in interest rates. Based on our average effective borrowing rate and our average daily revolving debt balance in 2003, a change of 1% (or 100 basis points) in our effective borrowing rate would result in an increase or decrease in net income and cash flow of approximately $55,000 per year.

nbsp;    Our short-term investment portfolio consists of highly liquid instruments with maturities of three months or less, all classified as cash and cash equivalents in the accompanying consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

nbsp;    The Independent Auditors’ Report, Consolidated Financial Statements, and Supplementary Schedules are set forth in Item 15 in this report and are hereby incorporated in this Item 8 by reference.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

nbsp;    As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us and, although we have designed our disclosure controls and procedures to address the geographic diversity of our operations, this diversity inherently may limit the effectiveness of those controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

nbsp;    There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

nbsp;    Information relating to our directors is set forth in the sections entitled “Election of Directors” and “Corporate Governance” in the definitive proxy statement in connection with our Annual Meeting of Stockholders to be held on May 13, 2004 (the “Proxy Statement”), which sections are incorporated herein by reference. Information relating to our executive officers is set forth in Part I of this report under the caption “Executive Officers of the Registrant”.

ITEM 11. EXECUTIVE COMPENSATION

nbsp;    The information appearing under the caption “Executive Compensation” in the Proxy Statement is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

nbsp;    The information appearing under the captions “Ownership of Common Stock by Directors, Officers and Preferred Stock Nominees” and “Certain Other Beneficial Holders” in the Proxy Statement is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

nbsp;    The information appearing under the caption “Certain Transactions” in the Proxy Statement is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

nbsp;    The information appearing under the caption “Accountant’s Fees” in the Proxy Statement is hereby incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                         PERINI CORPORATION AND SUBSIDIARIES

(a)1.     The following consolidated financial statements and supplementary financial information are filed as part of
          this report:
                                                                                                             Pages
          Consolidated Financial Statements of the Registrant

          Consolidated Balance Sheets as of December 31, 2003 and 2002                                       48 - 49

          Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001             50

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002        51
          and 2001

          Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001         52 - 53

          Notes to Consolidated Financial Statements                                                         54 - 79

          Independent Auditors' Report                                                                       80

(a)2.     The following consolidated financial statement schedules are filed as part of this report:
                                                                                                             Pages

          Schedule II - Valuation and Qualifying Accounts and Reserves                                       81

          Independent Auditors' Report on Schedule                                                           82

          All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or in the Notes
          thereto.

(a)3.     Exhibits

          The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on  pages 83 through 87.  We will furnish a copy of any exhibit not included herewith to any holder of our common or preferred stock upon request.

(b)       Reports on Form 8-K

          A report on Form 8-K was filed on December 19, 2003 that reported on our press release announcing the proposed sale by certain of our existing stockholders of 5.9 million shares of our common stock in
          "Item 5. Other Events and Regulation FD Disclosure" in said Form 8-K.

          A report on Form 8-K was filed on December 23, 2003 that reported on our determination that a new business segment, management services, will be included as a reportable segment prospectively, in
          "Item 5. Other Events and Regulation FD Disclosure" in said Form 8-K.

                                                     Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                Perini Corporation
                                                                (Registrant)

Dated:  March 10, 2004                                          By:  /s/Robert Band
                                                                Robert Band
                                                                President and Chief Operating Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                  Signature                                           Title                                  Date

(i)  Principal Executive Officer
    Ronald N. Tutor                                Chairman and Chief Executive Officer             March 10, 2004

By:  /s/Ronald N. Tutor
Ronald N. Tutor

(ii) Principal Financial Officer
    Michael E. Ciskey                              Vice President and Chief Financial Officer       March 10, 2004

By:  /s/Michael E. Ciskey
Michael E. Ciskey

(iii) Principal Accounting Officer
    Michael E. Ciskey                              Vice President and Chief Financial Officer       March 10, 2004

By:  /s/Michael E. Ciskey
Michael E. Ciskey

(iv)  Directors

    Ronald N. Tutor                                )
    Peter Arkley                                   )
    Robert Band                                    )
    James A. Cummings                              ) /s/Robert Band
    Frederick Doppelt                              ) Robert Band
    Robert A. Kennedy                              ) Attorney in Fact
    Michael R. Klein                               )
    Raymond R. Oneglia                             ) Dated:  March 10, 2004

Consolidated Balance Sheets
December 31, 2003 and 2002

(In thousands, except share data)

Assets
                                                                                   2003            2002
                                                                                ------------    ------------
CURRENT ASSETS:
  Cash, including cash equivalents of $60,462 and $30,042 (Note 1)                $  67,823        $ 47,031
  Accounts receivable, including retainage of $86,273 and $66,284                   328,025         218,172
  Unbilled work (Note 1)                                                            116,572         112,563
  Deferred tax asset (Note 5)                                                        10,844               -
  Other current assets                                                                2,479           4,165
                                                                                ------------    ------------
    Total current assets                                                           $525,743        $381,931
                                                                                ------------    ------------

PROPERTY AND EQUIPMENT, at cost (Note 1):
  Land                                                                            $   1,041        $    489
  Buildings and improvements                                                         16,685          13,496
  Construction equipment                                                             12,428          12,338
  Other equipment                                                                     8,569           7,577
                                                                                ------------    ------------
                                                                                  $  38,723        $ 33,900

  Less - Accumulated depreciation                                                    22,125          19,858
                                                                                ------------    ------------

    Total property and equipment, net                                             $  16,598        $ 14,042
                                                                                ------------    ------------

OTHER ASSETS:
  Goodwill (Notes 1 and 3)                                                        $  14,007        $  1,017
  Deferred tax asset (Note 5)                                                         4,161               -
  Other (Note 6)                                                                      4,934           5,399
                                                                                ------------    ------------
    Total other assets                                                            $  23,102        $  6,416
                                                                                ------------    ------------

                                                                                  $ 565,443        $402,389
                                                                                ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

Liabilities and Stockholders' Equity
                                                                                     2003                2002
                                                                                 --------------      --------------
CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 4)                                      $     490           $     416
  Accounts payable, including retainage of $64,141 and $37,357                         318,448             162,456
  Deferred contract revenue (Note 1)                                                    48,431              65,868
  Accrued expenses                                                                      32,977              37,283
                                                                                 --------------      --------------
    Total current liabilities                                                        $ 400,346           $ 266,023
                                                                                 --------------      --------------

LONG-TERM DEBT, less current maturities included above (Note 4)                      $   8,522           $  12,123
                                                                                 --------------      --------------

OTHER LONG-TERM LIABILITIES (Notes 6, 8 and 10)                                      $  36,015           $  37,594
                                                                                 --------------      --------------

CONTINGENCIES AND COMMITMENTS (Note 2)

STOCKHOLDERS' EQUITY (Notes 1, 7, 8, 9 and 10):
  Preferred stock, $1 par value -
    Authorized - 1,000,000 shares
    Designated - 100,000 shares
    Issued and outstanding - 55,927 shares and 99,990 shares of
      $21.25 convertible exchangeable preferred stock ($13,982 aggregate
      liquidation preference at December 31, 2003)                                    $     56           $     100
    Series A junior participating preferred stock, $1 par value -
      Designated - 200,000 shares
      Issued - none                                                                          -                   -
  Stock purchase warrants                                                                2,233               2,233
  Common stock, $1 par value -
    Authorized - 40,000,000 shares
    Issued - 22,946,064 shares and 22,724,664 shares                                    22,946              22,725
  Paid-in surplus                                                                       90,296              95,546
  Retained earnings (deficit)                                                           30,007             (13,417)
  Less - common stock in treasury, at cost - 60,529 shares                                (965)               (965)
                                                                                 --------------      --------------
                                                                                     $ 144,573           $ 106,222
  Accumulated other comprehensive loss                                                 (24,013)            (19,573)
                                                                                 --------------      --------------
    Total stockholders' equity                                                       $ 120,560           $  86,649
                                                                                 --------------      --------------

                                                                                     $ 565,443           $ 402,389
                                                                                 ==============      ==============

Consolidated Statements of Income
For the Years Ended December 31, 2003, 2002 and 2001

(In thousands, except share data)

                                                                                2003             2002             2001
                                                                            ---------------  ---------------  ---------------

Revenues (Note 11)                                                             $ 1,374,103      $ 1,085,041      $ 1,553,396

Cost of Operations                                                               1,303,851        1,026,391        1,495,834
                                                                            ---------------  ---------------  ---------------

Gross Profit                                                                   $    70,252      $    58,650      $    57,562

General and Administrative Expenses                                                 39,762           32,770           28,061
                                                                            ---------------  ---------------  ---------------

INCOME FROM CONSTRUCTION OPERATIONS (Note 11)                                  $    30,490      $    25,880      $    29,501

Other (Income) Expense, Net (Note 6)                                                (1,435)             520              227
Interest Expense (Note 4)                                                            1,003            1,485            2,006
                                                                            ---------------  ---------------  ---------------

Income before Income Taxes                                                     $    30,922      $    23,875      $    27,268

Credit (Provision) for Income Taxes (Notes 1 and 5)                                 13,096             (801)            (850)
                                                                            ---------------  ---------------  ---------------

NET INCOME                                                                     $    44,018      $    23,074      $    26,418
                                                                            ===============  ===============  ===============

Less:  Accrued Dividends on $21.25 Preferred Stock (Note 8)                         (1,653)          (2,125)          (2,125)
Plus:  Reversal of Accrued Dividends on $21.25 Preferred Stock based on
       results of 2003 tender offer (Note 8)                                         7,254                -                -
                                                                            ---------------  ---------------  ---------------

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS                                   $    49,619      $    20,949      $    24,293
                                                                            ===============  ===============  ===============

BASIC EARNINGS PER COMMON SHARE (Note 1)                                       $      2.18      $      0.92      $      1.07
                                                                            ===============  ===============  ===============

DILUTED EARNINGS PER COMMON SHARE (Note 1)                                     $      2.10      $      0.91      $      1.04
                                                                            ===============  ===============  ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 1):
  BASIC                                                                             22,763           22,664           22,623
  Effect of Dilutive Stock Options and Warrants Outstanding                            820              275              819
                                                                            ---------------  ---------------  ---------------
  DILUTED                                                                           23,583           22,939           23,442
                                                                            ---------------  ---------------  ---------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2003, 2002 and 2001

(In thousands)

                                                                                                                Accumulated
                                                      Stock                            Retained                    Other
                                       Preferred    Purchase      Common     Paid-In   Earnings    Treasury     Comprehensive
                                         Stock      Warrants      Stock      Surplus   (Deficit)    Stock          Loss          Total
-----------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2000            $     100    $  2,233    $ 22,645    $ 99,518   $(62,909)   $   (965)    $          -   $ 60,622
-----------------------------------------------------------------------------------------------------------------------------------------
Net Income                                     -           -           -           -     26,418           -                -     26,418

Other comprehensive income (loss):
  Minimum pension liability (Note 10)          -            -           -          -          -           -           (5,865)    (5,865)
                                                                                                                              -----------
Total comprehensive income                                                                                                       20,553
                                                                                                                              -----------

Preferred Stock dividends accrued
($21.25 per share*)                            -            -           -     (2,125)         -           -                -     (2,125)

Common Stock options exercised                 -            -          80        278          -           -                -        358
-----------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2001            $     100    $   2,233    $ 22,725   $ 97,671   $(36,491)    $  (965)     $    (5,865)  $ 79,408
-----------------------------------------------------------------------------------------------------------------------------------------
Net Income                                     -            -           -          -     23,074           -                -     23,074

Other comprehensive income (loss):
  Minimum pension liability (Note 10)          -            -           -          -          -           -          (13,708)   (13,708)
                                                                                                                              -----------
Total comprehensive income                                                                                                        9,366
                                                                                                                              -----------

Preferred Stock dividends accrued
($21.25 per share*)                            -            -           -     (2,125)         -           -                -     (2,125)

-----------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2002            $     100    $   2,233   $  22,725   $ 95,546   $(13,417)    $  (965)      $  (19,573)  $ 86,649
-----------------------------------------------------------------------------------------------------------------------------------------
Net Income                                     -            -           -          -     44,018           -                -     44,018

Other comprehensive income (loss):
  Minimum pension liability (Note 10)          -            -           -          -          -           -           (4,440)    (4,440)
                                                                                                                              -----------
Total comprehensive income                                                                                                       39,578
                                                                                                                              -----------

Preferred Stock dividends accrued
($21.25 per share*)                            -            -           -     (1,048)      (605)          -                -     (1,653)

Preferred Stock tendered (Note 8)            (44)           -           -    (11,217)         -           -                -    (11,261)

Reversal of dividends previously
  accrued on Preferred Stock
  tendered (Note 8)                            -            -           -      7,243         11           -                -      7,254

Common Stock options exercised                 -            -         221        763          -           -                -        984

Estimated cost of stock
  registration (Note 15)                       -            -           -       (991)         -           -                -       (991)
-----------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2003             $     56    $   2,233    $ 22,946   $ 90,296   $ 30,007     $  (965)      $  (24,013) $ 120,560
-----------------------------------------------------------------------------------------------------------------------------------------

*Equivalent to $2.125 per Depositary Share (see Note 8).

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2003, 2002 and 2001

(In thousands)

                                                                                         2003          2002           2001
                                                                                     ------------  ------------   ------------
Cash Flows from Operating Activities:

Net income                                                                              $ 44,018     $  23,074       $ 26,418

Adjustments to reconcile net income to net cash from operating activities -

Depreciation                                                                               2,773         2,457          1,915
Amortization of deferred debt expense and other deferred expenses                            616           745            687
Cash provided from (used by) changes in components of working capital other than cash, current maturities of long-term debt, deferred tax asset and land held for sale, net:

  (Increase) decrease in:
    Accounts receivable                                                                  (88,544)      102,322        (49,253)
    Unbilled work                                                                         (3,422)      (15,138)        (1,008)
    Other current assets                                                                    (333)          (43)           309
  Increase (decrease) in:
    Accounts payable                                                                     132,507      (102,552)        13,606
    Deferred contract revenue                                                            (21,211)       (6,261)         4,159
    Accrued expenses                                                                      (5,929)       (7,792)       (18,656)

Net deferred tax asset                                                                   (15,005)            -              -
Gain on sale of land held for sale                                                        (2,207)            -              -
Other long-term liabilities                                                                 (370)         (405)        (2,321)
Other items, net                                                                            (317)          (39)          (101)
                                                                                     ------------  ------------   ------------

NET CASH PROVIDED FROM (USED BY) OPERATING ACTIVITIES                                   $ 42,576     $  (3,632)      $(24,245)
                                                                                     ------------  ------------   ------------

Cash Flows from Investing Activities:

Acquisition of James A. Cummings, Inc., net of cash balance acquired                    $ (8,613)    $       -       $      -
Acquisition of property and equipment                                                     (5,399)       (4,510)        (4,528)
Proceeds from sale of property and equipment                                                 793           455            199
Proceeds from (investment in) land held for sale, net                                      4,996         4,072         (1,126)
Proceeds from sale of marketable securities                                                  380             -              -
Investment in other activities                                                               (37)         (646)           (57)
                                                                                     ------------  ------------   ------------

NET CASH USED BY INVESTING ACTIVITIES                                                   $ (7,880)    $    (629)      $ (5,512)
                                                                                     ------------  ------------   ------------

Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 2003, 2002 and 2001

(In thousands)

                                                                              2003            2002            2001
                                                                         -------------   --------------  --------------
Cash Flows from Financing Activities:

  Purchase of preferred stock pursuant to tender offer                      $ (11,261)        $      -       $       -
  Proceeds from long-term debt                                                  1,883            5,000             572
  Reduction of long-term debt                                                  (5,410)         (10,250)        (10,399)
  Proceeds from exercise of common stock options                                  984                -             358
  Expenditure for stock registration                                             (100)               -               -
                                                                         -------------   --------------  --------------

  NET CASH USED BY FINANCING ACTIVITIES                                     $ (13,904)        $ (5,250)      $  (9,469)
                                                                         -------------   --------------  --------------

Net Increase (Decrease) in Cash                                             $  20,792         $ (9,511)      $ (39,226)

Cash and Cash Equivalents at Beginning of Year                                 47,031           56,542          95,768
                                                                         -------------   --------------  --------------

Cash and Cash Equivalents at End of Year (Note 1(j))                        $  67,823         $ 47,031       $  56,542
                                                                         =============   ==============  ==============

Supplemental Disclosures of Cash Paid During the Year For:

  Interest                                                                  $   1,060         $  2,441       $   2,063
                                                                         =============   ==============  ==============
  Income tax payments                                                       $     974         $  1,885       $   1,130
                                                                         =============   ==============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002 and 2001

[1] Summary of Significant Accounting Policies

[a] Nature of Business
The Company was incorporated in 1918 as a successor to businesses which had been engaged in providing construction services since 1894. The Company provides diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world. The Company’s construction business is now conducted through three basic segments or operations: building, civil and management services. The Company offers general contracting, preconstruction planning and comprehensive project management services, including the planning and scheduling of the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract. The Company also offers self-performed construction services, including site work, concrete forming and placement and steel erection. The Company provides these services by using traditional general contracting arrangements, such as fixed price, guaranteed maximum price and cost plus fee contracts and, to a lesser extent, construction management or design-build contracting arrangements.

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

[b] Principles of Consolidation
The consolidated financial statements include the accounts of Perini Corporation and its wholly owned subsidiaries (the “Company”). The Company’s interests in construction joint ventures are accounted for using the proportionate consolidation method whereby the Company’s proportionate share of each joint venture’s assets, liabilities, revenues and cost of operations are included in the appropriate classifications in the consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation.

[c] Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s construction business involves making significant estimates and assumptions in the normal course of business relating to its contracts and joint venture contracts due to, among other things, the one-of-a-kind nature of most of its projects, the long-term duration of its contract cycle and the type of contract utilized. The most significant estimates with regard to these financial statements relate to the estimating of total forecasted construction contract revenues, costs and profits in accordance with accounting for long-term contracts (see Note 1(d) below) and estimating potential liabilities in conjunction with certain contingencies, including the outcome of pending or future litigation, arbitration or other dispute resolution proceedings relating to contract claims. (See Note 2 below.) Actual results could differ in the near term from these estimates and such differences could be material.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002 and 2001 (continued)

[1] Summary of Significant Accounting Policies (continued)

[d] Method of Accounting for Contracts (continued)
which are attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable. Profit from unapproved change orders and claims is recorded in the period such amounts are resolved.

In accordance with normal practice in the construction industry, the Company includes in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Deferred contract revenue represents the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts. Unbilled work represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled work results when (1) the appropriate contract revenue amount has been recognized in accordance with the percentage of completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or (2) costs, recorded at estimated realizable value, related to unapproved change orders or claims are incurred. Unbilled work related to the Company’s contracts and joint venture contracts at December 31, 2003 and 2002, consisted of the following (in thousands):

                                                    2003           2002
                                               -------------  -------------
Unbilled costs and profits incurred to date*       $ 34,121       $ 19,498
Unapproved change orders                             17,936         30,289
Claims                                               64,515         62,776
                                               -------------  -------------
                                                   $116,572       $112,563
                                               =============  =============

* Represents the excess of contract costs and profits recognized to date on the percentage of completion accounting method over billings to date on certain contracts.

Of the balance of “unapproved change orders” and “claims” included above in unbilled work at December 31, 2003 and December 31, 2002 approximately $36.0 and $40.0 million respectively, are amounts subject to pending litigation or dispute resolution proceedings as described in Item 3 – “Legal Proceedings” and Note 2, “Contingencies and Commitments” of Notes to Consolidated Financial Statements for the respective periods. These amounts are management’s estimate of the probable recovery from the disputed claims considering such factors as evaluation of entitlement, settlements reached to date and knowledge of customer. In the event that future facts and circumstances, including the resolution of disputed claims, cause us to reduce the aggregate amount of our estimated probable recovery from the disputed claims, we will record the amount of such reduction against future earnings in the relevant period.

The prerequisite for billing “Unbilled costs and profits incurred to date” is provided in the defined billing terms of each of the applicable contracts. The prerequisite for billing “Unapproved change orders” or “Claims” is the final resolution and agreement between the parties. The amount of unbilled work at December 31, 2003 estimated by management to be collected beyond one year is approximately $19.0 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002 and 2001 (continued)

[1] Summary of Significant Accounting Policies (continued)

[g] Goodwill
As of December 31, 2002, Goodwill in the amount of approximately $1.0 million was included in the accompanying Consolidated Balance Sheets and represented the excess of the costs of subsidiaries acquired over the fair value of their net assets as of the dates of acquisition. Effective January 1, 2003, the Company acquired 100% of the outstanding stock of James A. Cummings, Inc., a privately held construction company based in Ft. Lauderdale, FL. (See Note 3.) As a result of this transaction, approximately $13.0 million of additional goodwill was recorded in 2003, bringing the total amount of goodwill to approximately $14.0 million as of December 31, 2003.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company assesses the amount of goodwill for impairment by applying a fair value test, at a minimum, annually as of December 31. Based on the initial and annual impairment tests completed during 2002 and 2003, the Company concluded that goodwill was not impaired.

[h] Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. (See Note 5). Deferred income tax assets and liabilities are recognized for the effects of temporary differences between the financial statement carrying amounts and the income tax basis of assets and liabilities using tax rates expected to be in effect when such differences reverse. In addition, future tax benefits, such as net operating loss carryforwards, are recognized currently to the extent such benefits are more likely than not to be realized as an economic benefit in the form of a reduction of income taxes in future years.

[i] Earnings Per Common Share
Earnings per common share amounts were calculated in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per common share was computed by dividing net income less dividends accrued on the $21.25 Preferred Stock during all years presented plus the reversal in 2003 of approximately $7.3 million of previously accrued and unpaid dividends on the $21.25 Preferred Stock no longer required based on the results of the tender offer completed in June 2003 (see Notes 8 and 14) by the weighted average number of common shares outstanding. Diluted earnings per common share was similarly computed after giving consideration to the dilutive effect of stock options and warrants outstanding on the weighted average number of common shares outstanding.

Options to purchase 135,000 shares of Common Stock at a price of $8.66 per share were outstanding at December 31, 2003, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the Common Stock. Options to purchase 3,172,834 shares of Common Stock at prices ranging from $4.50 to $8.66 per share were outstanding at December 31, 2002, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the Common Stock. Options to purchase 574,000 shares of Common Stock at prices ranging from $8.10 to $16.44 were outstanding at December 31, 2001 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the Common Stock. In addition, the effect of the assumed conversion of the Company’s outstanding $21.25 Preferred Stock into Common Stock is antidilutive for all years presented and the effect of the assumed conversion of the Company’s Stock Purchase Warrants is antidilutive for 2002 and 2001.

[j] Cash and Cash Equivalents
Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

Cash and cash equivalents as reported in the accompanying Consolidated Balance Sheets consist of amounts held by the Company that are available for general corporate purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses. Cash held by construction joint ventures is distributed from time to time to the Company and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by the Company from its construction joint ventures are then available for general corporate purposes. At December 31, 2003 and 2002, cash and cash equivalents consisted of the following (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002 and 2001 (continued)

[1] Summary of Significant Accounting Policies (continued)

[j] Cash and Cash Equivalents (continued)

                                                          2003         2002
                                                       -----------  -----------

Corporate cash and cash equivalents (available
  for general corporate purposes)                        $ 33,426     $ 11,220

Company's share of joint venture cash and
  cash equivalents (available only for joint venture
  purposes, including future distributions)                34,397       35,811
                                                       -----------  -----------
                                                         $ 67,823     $ 47,031
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

                                                Year Ended December 31,
                                        -----------------------------------------
                                           2003           2002          2001
                                        ------------  ------------- -------------

Net income, as reported                    $ 44,018       $ 23,074      $ 26,418
Plus:  Total stock-based employee
       compensation recognized under
       APB No. 25                                 -              -             -
Less:  Total stock-based employee
       compensation expense determined
       under fair value based method for
       all awards                                 -         (2,831)       (2,846)
                                        ------------  ------------- -------------
Net income, pro forma                      $ 44,018       $ 20,243      $ 23,572
                                        ============  ============= =============

Basic earnings per share:
  As reported                              $   2.18       $   0.92      $   1.07
  Pro forma                                $   2.18       $   0.80      $   0.94

Diluted earnings per share:
  As reported                              $   2.10       $   0.91      $   1.04
  Pro forma                                $   2.10       $   0.79      $   0.91

[l] Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents approximate fair value due to the short term nature of these items. The carrying value of receivables and other amounts arising out of normal contract activities, including retentions, which may be settled beyond one year, is estimated to approximate fair value. See Note 4 for disclosure of the fair value of long-term debt.

[m] Reclassifications
Certain prior year amounts have been reclassified to be consistent with the current year classifications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002 and 2001 (continued)

[1] Summary of Significant Accounting Policies (continued)

[n] New Accounting Pronouncements
In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51". In December 2003, the FASB revised FIN No. 46 to reflect decisions it made regarding a number of implementation issues. FIN No. 46, addresses consolidation by business enterprises of variable interest entities (“VIEs”). FIN 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period ending after December 15, 2003, to VIEs in which an enterprise holds a variable interest that is acquired before February 1, 2003. This pronouncement is currently not anticipated to have a material effect on our consolidated financial position or results of operations.

[2] Contingencies and Commitments

(a) Mergentime - Perini Joint Ventures vs. WMATA Matter
On May 11, 1990, contracts with two joint ventures in which Perini held a 40% interest were terminated by the Washington Metropolitan Area Transit Authority, or WMATA, on two subway construction projects in the District of Columbia. The contracts were awarded to the joint ventures in 1985 and 1986. However, Perini and Mergentime Corporation, or Mergentime, the 60% managing partner, entered into an agreement in 1987 under which Perini withdrew from the joint ventures and Mergentime assumed complete control over the performance of both projects. This agreement did not relieve Perini of its responsibilities to WMATA as a joint venture partner. After Perini withdrew from the joint ventures, Mergentime and WMATA had a dispute regarding progress on the projects. After both construction contracts were terminated, WMATA retained Perini, acting independently, to complete both projects.

Subsequently, the joint ventures brought an action in the United States District Court for the District of Columbia against WMATA, seeking damages for delays, unpaid extra work and wrongful termination and WMATA brought an action against the joint ventures seeking damages for additional costs to complete the projects. After a bench trial, the District Court found the joint ventures liable to WMATA for damages in the amount of approximately $16.5 million and WMATA liable to the joint ventures for damages in the amount of approximately $4.3 million.

The joint ventures appealed the judgment to the United States Court of Appeals for the District of Columbia, and on February 16, 1999, the Court of Appeals vacated the District Court’s final judgment and ordered the District Court to review its prior findings and hold further hearings in regard to the joint venture’s affirmative claims. In addition, the Court of Appeals held that statutory interest on any of the claims will not accrue until final judgment is entered sometime in the future.

On February 28, 2001, a successor District Court Judge informed the parties that he could not certify adequate familiarity with the record to complete the remaining proceedings; therefore, he granted the joint ventures’ motion for a new trial. The joint ventures are seeking $28.9 million, plus interest, from WMATA, and WMATA is seeking $29.3 million from the joint ventures. A new trial was completed in January 2002 and a decision is still pending. The ultimate financial impact of the Judge’s pending decision is not yet determinable; therefore, no provision for loss, if any, has been recorded in the financial statements.

(b) Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter
During 1995, a joint venture, Tutor-Saliba-Perini, or TSP, in which Perini is the 40% minority partner and Tutor-Saliba Corporation of Sylmar, California is the 60% managing partner, filed a complaint in the Superior Court of the State of California for the County of Los Angeles against the Los Angeles County Metropolitan Transportation Authority, or the MTA, seeking to recover costs for extra work required by the MTA in connection with the construction of certain tunnel and station projects. In February 1999 the MTA countered with civil claims under the California False Claims Act against TSP, Tutor-Saliba and Perini jointly and severally. Ronald N. Tutor, the Chairman and Chief Executive Officer of Perini since March 2000, is also the chief executive officer and the sole stockholder of Tutor-Saliba Corporation.

Claims concerning the construction of the MTA projects were tried before a jury in 2001. During trial, the Judge ruled that TSP had failed to comply with the Court’s prior discovery orders and the Judge penalized TSP, Tutor-Saliba and Perini for the alleged non-compliance by dismissing TSP’s claims and by ruling, without a jury finding, that TSP, Tutor-Saliba and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002 and 2001 (continued)

[2] Contingencies and Commitments (continued)

(b) Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter (continued)
Perini were liable to the MTA for damages on the MTA's counterclaims. The Judge then instructed the jury that TSP, Tutor-Saliba and Perini were liable to the MTA and charged the jury with the responsibility of determining the amount of the damages based on the Judge's ruling. The jury awarded the MTA approximately $29.6 million in damages.

On March 26, 2002, the Judge amended the award, ordering TSP to pay the MTA an additional $33.4 million in costs and attorney fees, with the aggregate $63.0 million award subject to interest at an annual rate of 10% from the date of the award.

TSP and the other plaintiffs/defendants in the counterclaim have appealed the Judge’s discovery sanction, the subsequent jury award and the amended award. Oral arguments on the appeal are anticipated to be set some time in the Summer 2004. The ultimate financial impact of the Judge’s ruling and/or the awards is not yet determinable. Therefore, no provision for loss, if any, has been recorded in the financial statements.

(c) City of San Francisco vs. Tutor-Saliba, Perini & Buckley Joint Venture Matter
In November 2002, the San Francisco City Attorney, on behalf of the City and County of San Francisco and the citizens of California, filed a civil action with a demand for a jury trial against Perini, Tutor-Saliba Corporation, or TSC, the Tutor-Saliba, Perini & Buckley Joint Venture, Buckley & Company, Inc. and their bonding companies in the United States District Court in San Francisco relating to seven projects for work on the expansion of the San Francisco International Airport. A second amended complaint was filed in July 2003 which, among other things, added Ronald N. Tutor as a defendant. The joint venture was established by TSC, Perini and Buckley through two joint venture agreements dated October 28, 1996 and February 11, 1997. The joint venture had agreements with the Owner to perform work (“Contracts”) on only two of the above projects (“Projects”) and, as part of those Contracts, the joint venture provided performance and payment bonds to the Owner (“Bonds”).

In the second amended complaint, the plaintiffs allege, among other things, various overcharges, bidding violations, violations of minority contracting regulations, civil fraud and violation of the California and San Francisco False Claims and California Unfair Competition Acts. In addition, the plaintiffs allege that the defendants have violated the United States Racketeer Influenced Corrupt Organizations Act. The plaintiffs have asserted $30 million in damages and are seeking treble damages, punitive and exemplary damages, various civil penalties and a declaration that TSC and the joint venture are irresponsible bidders. It is unclear based on the plaintiff’s current complaint what portion of the plaintiff’s claims relate to the two projects that the joint venture participated in.

On October 3, 2003, the Court granted the defendants’ motion to specify damages allegedly sustained for each contract. The defendants’ motion to dismiss the plaintiff’s second amended complaint is pending.

TSC is the managing partner of the joint venture and, in December 1997, Perini sold its entire 20% interest in the joint venture to TSC. As part of that sale agreement, TSC agreed to indemnify Perini from any liability that Perini is required to pay by reason of or arising out of any event or occurrence subsequent to the date of the sale of Perini’s interest in the joint venture in any way connected with the joint venture agreements, the Contracts, the Projects and the Bonds. It is unclear based on the plaintiff’s current complaint whether the claims against the joint venture arise out of events that occurred subsequent to the date of the sale of Perini’s interest. The ultimate financial impact of this action is not yet determinable.

(d) Perini/Kiewit/Cashman Joint Venture - Central Artery/Tunnel Project Matter
Perini/Kiewit/Cashman Joint Venture, or PKC, a joint venture in which Perini holds a 56% interest and is the managing partner, is currently pursuing a series of claims for additional contract time and/or compensation against the Massachusetts Highway Department, or MHD, for work performed by PKC on a portion of the Central Artery/Tunnel project in Boston, Massachusetts. During construction, MHD ordered PKC to perform changes to the work and issued related direct cost changes with an estimated value, excluding time delay and inefficiency costs, in excess of $100 million. In addition, PKC encountered a number of unforeseen conditions during construction that greatly increased PKC’s cost of performance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002 and 2001 (continued)

[2] Contingencies and Commitments (continued)

(d) Perini/Kiewit/Cashman Joint Venture - Central Artery/Tunnel Project Matter (continued)
Certain of PKC’s claims have been presented to a Disputes Review Board, or the DRB, which consists of three construction experts chosen by the parties. To date, the DRB has ruled on a binding basis that PKC is entitled to additional compensation for its contract time delay claim in the amount of $17.4 million. On March 20, 2002, the Superior Court of the Commonwealth of Massachusetts approved PKC’s request to have MHD comply with the DRB’s $17.4 million award. The MHD has appealed the Superior Court decision to the Appeals Court of the Commonwealth of Massachusetts.

The DRB has also ruled on a binding basis that PKC is entitled to additional compensation awards totaling $17.1 million for impacts and inefficiencies caused by MHD to certain of PKC’s work. PKC has filed applications in these actions seeking to confirm the awards and MHD has filed civil actions in Massachusetts Superior Court seeking to vacate these awards.

Under the Dispute Resolution Rules of the contract, either party may periodically terminate the services of some or all of the DRB members provided that members who are removed under this provision will remain on the DRB through the completion of any then pending claims. The MHD has chosen to remove the current DRB members under this provision and those members are in the process of completing hearings on all pending claims. Although the replacement DRB members have been agreed upon, proceedings before the current DRB and the new DRB have been postponed pending completion of the negotiation and mediation discussed below.

The pending claims yet to be decided by the current DRB on a binding basis have an anticipated value of $49.4 million. The remaining claims to be decided by the replacement DRB on a non-binding basis have an anticipated value of $72.6 million.

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

In December 2002, PKC and MHD entered into an agreement to attempt to resolve by negotiation and mediation all of the outstanding claims on the project. As part of the agreement, the MHD recommended for approval by the Massachusetts Turnpike Authority a contract modification that provides for provisional payments to PKC totaling $25 million against PKC’s outstanding claims. To date, PKC has received $23.75 million of those provisional payments. The parties also agreed to stay the pending litigation and DRB proceedings during the negotiations. Perini began mediation on all claims in September 2003. Management has made an estimate of the total anticipated cost recovery on this project and it is included in revenue recorded to date. To the extent new facts become known or the final cost recovery included in the claim settlement varies from this estimate, the impact of the change will be reflected in the financial statements at that time.

(e) Redondo/Perini Joint Venture vs. Siemens Transportation Matter
This is a binding arbitration proceeding arising out of a contract between the Redondo/Perini Joint Venture, or RPJV, a joint venture in which Perini and Redondo Construction Corp., or Redondo, each have a 50% interest and the Siemens Transportation Partnership, S.E., Puerto Rico, or STP. STP is constructing a public metropolitan passenger rail transportation project for the Commonwealth of Puerto Rico and RPJV is responsible for the design and construction of a portion of the project.

On March 19, 2002, Redondo filed a petition for reorganization under 11 U.S.C. Chapter 11 in U.S. Bankruptcy Court for the District of Puerto Rico.

On December 23, 2002, RPJV filed an arbitration demand against STP seeking the recovery of approximately $38 million of additional costs related to design changes and the late completion of the design. On January 31, 2003, STP filed a counter-demand against RPJV seeking the recovery of damages allegedly related to defects in design and construction and the late completion of RPJV’s work in the amount of approximately $17.9 million along with the repayment of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002 and 2001 (continued)

[2] Contingencies and Commitments (continued)

(e) Redondo/Perini Joint Venture vs. Siemens Transportation Matter (continued)
approximately $22.6 million for alleged advances previously paid to RPJV.

On October 31, 2003, the parties each revised their statement of damages. RPJV’s total claim is now approximately $71 million. STP’s revised claim is approximately $69.5 million, including its claim for alleged advances already paid.

Discovery has begun, an arbitration panel has been chosen and arbitration evidentiary hearings are scheduled to begin on March 15, 2004. Management has made an estimate of the total anticipated cost recovery on this project and it is included in revenue recorded to date. To the extent new facts become known or the final cost recovery included in the claim settlement varies from this estimate, the impact of the change will be reflected in the financial statements at that time.

(f) $21.25 Preferred Shareholders Class Action Lawsuit
On October 15, 2002, Frederick Doppelt, Arthur I. Caplan and Leland D. Zulch filed a lawsuit individually, and as representatives of a class of holders of our Depositary Shares against certain current and former directors of Perini. This lawsuit is captioned Doppelt, et al. v. Tutor, et al., United States District Court for the District of Massachusetts, No. 02CV12010MLW. Mr. Doppelt is a current director of Perini and Mr. Caplan is a former director of Perini. Specifically, the original complaint alleged that the defendants breached their fiduciary duties owed to the holders of the Depositary Shares and to Perini. The plaintiffs principally allege that the defendants improperly authorized the exchange of Series B Preferred Stock for common stock while simultaneously refusing to pay accrued dividends due on the Depositary Shares.

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

In June 2003 the plaintiffs were given leave to file an amended complaint. The amended complaint filed in July 2003 adds an allegation that the defendants have further breached their fiduciary duties by authorizing a tender offer for the purchase of up to 90% of the Depositary Shares and an allegation that the collective actions of the defendants constitute unfair and deceptive business practices under the provisions of the Massachusetts Consumer Protection Act. The amended complaint withdrew the allegation of a breach of fiduciary duty owed to Perini, but retained the allegation with respect to a breach of those duties owed to the holders of the Depositary Shares. The plaintiffs seek damages in an amount not less than $15,937,500, trebled, plus interest, costs, fees and other unspecified punitive and exemplary damages.

On August 29, 2003, the defendants filed a motion to dismiss the amended complaint. The plaintiffs filed an opposition thereto and on October 14, 2003, the defendants filed their reply.

In 2001, a similar lawsuit was filed by some of the same plaintiffs in the United States District Court for the Southern District of New York, which claimed that we breached our contract with the holders of Depositary Shares. In 2002, the case was dismissed and upon appeal by the plaintiffs to the United States Court of Appeals for the Second Circuit, the Court of Appeals affirmed the dismissal.

[3] Acquisition of James A. Cummings, Inc.

On January 23, 2003, the Company completed the acquisition of 100% of the outstanding common stock of James A. Cummings, Inc. (“Cummings”), a privately held construction company based in Fort Lauderdale, Florida, for $20 million in cash, financed in part through the Company’s credit facility. Cummings is an established building construction and construction management company in the South Florida region specializing in the construction of schools, municipal buildings, and commercial facilities. Cummings strong regional reputation, successful in-place management team and focus on growing niche markets should effectively extend the Company’s expansion into the Southeast region of the United

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002 and 2001 (continued)

[3] Acquisition of James A. Cummings, Inc. (continued)

States. At January 1, 2003, Cummings had a firm backlog of approximately $170 million. The acquisition was effective as of January 1, 2003 and, accordingly, Cummings' financial results are included in the Company's consolidated results of operations and financial position since that date.

The transaction was accounted for using the purchase method of accounting as required by FASB Statement No. 141, “Business Combinations”. Goodwill and identifiable intangible assets recorded in the acquisition were tested during 2003 and will be tested periodically in the future for impairment as required by FASB Statement No. 142 “Goodwill and Other Intangible Assets”. The allocation of acquisition costs, which consists of the $20 million cash consideration referred to above and $565,000 of other direct acquisition costs, is as follows (in thousands):

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
                                                    ============

Other identifiable intangible assets represent the estimated costs incurred in obtaining the backlog referred to above and are being amortized over the average two year operating cycle of the related contracts. Approximately $288,000 was amortized during 2003. The $13.0 million of "Goodwill" referred to above has been allocated to the building construction segment and will be fully deductible for tax purposes.

Since the acquisition was effective as of January 1, 2003, the Company's 2003 year to date results include Cummings for the full year. Therefore, the following pro forma financial information is presented for the comparative years ended December 31, 2002 and 2001 (in thousands, except per share data):

                                                Year Ended December 31,
                                           ------------------------------
                                                2002             2001
                                           --------------   -------------
                                               Pro forma (unaudited)
Revenues                                     $ 1,182,413     $ 1,664,490
Gross profit                                 $    65,030     $    64,358
Net income                                   $    25,694     $    29,309

Basic earnings per common share              $      1.04     $      1.20
Diluted earnings per common share            $      1.03     $      1.16

The pro forma results have been prepared for comparative purposes only and include certain adjustments such as increased interest expense on acquisition debt and additional amortization expenses related to intangible assets arising from the acquisition. The pro forma results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisition been in effect on January 1, 2001 or of future results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002 and 2001 (continued)

[4] Financial Commitments

Long-term Debt

Long-term debt of the Company at December 31, 2003 and 2002 consists of the following (in thousands):

                                                                                               2003           2002
                                                                                            ------------   ------------

Borrowing under revolving credit facility at an average rate of 3.8% in 2003 and 4.5% in 2002   $     -       $  5,000
Mortgage on corporate headquarters building, at a rate of 8.96%
  payable in equal monthly installments over a ten year period, with a balloon
  payment of approximately $5.3 million in 2010                                                   6,999          7,162
Mortgage on office building at a rate of 5.68% payable in equal monthly installments
  over a five year perios, with a balloon payment of $1.4 million in 2008                         1,665              -
Other indebtedness                                                                                  348            377
                                                                                            ------------   ------------
Total                                                                                           $ 9,012       $ 12,539
Less - current maturities                                                                           490            416
                                                                                            ------------   ------------
       Net long-term debt                                                                       $ 8,522       $ 12,123
                                                                                            ============   ============

Payments required under these obligations amount to approximately $490,000 in 2004, $353,000 in 2005, $281,000 in 2006, $305,000 in 2007, $1,721,000 in 2008 and $5,862,000 in 2009 and beyond.

On January 23, 2002, the Company entered into an agreement with two banks to refinance its former credit facility with a new credit agreement (the “Credit Agreement”). The Credit Agreement provided for a $45 million revolving credit facility through January 2004 which, if not extended or repaid, converts amounts then outstanding to a three year term loan with equal quarterly principal payments.

The Credit Agreement provides that the Company can choose from interest rate alternatives including a prime-based rate, as well as options based on LIBOR (London inter-bank offered rate).

The Credit Agreement requires, among other things, maintaining a minimum working capital ratio, tangible net worth and operating profit levels, interest coverage minimums, and limitations on indebtedness and certain capital expenditures. The Credit Agreement also provides that collateral shall consist of all available assets not included as collateral in other agreements.

In February 2003, the terms of the Credit Agreement were amended to increase the revolving credit facility from $45 million to $50 million; to extend the term of the Credit Agreement from January 2004 to June 2005; to increase the amount of unborrowed revolving commitment available for letters of credit from $5.0 million to $7.5 million; and to adjust certain financial covenants. Other terms of the Credit Agreement remained the same, including the provision that amounts due in June 2005, if not extended or repaid, convert to a three year term loan. On November 5, 2003 and January 31, 2004, the terms of the revolving credit facility were further amended to provide a temporary $20 million increase in the facility, from $50 million to $70 million, until April 30, 2004 to support the procurement requirements of a major project.

The fair value of the balance outstanding under the Credit Agreement approximates the carrying value due to the variable nature of the interest rates. For fixed rate debt, fair value is determined based on discounted cash flows for the debt at the Company’s current incremental borrowing rate for similar types of debt. The estimated fair value of fixed rate debt at December 31, 2003 and 2002 is $9.7 million and $8.2 million, respectively, compared to the carrying amount of $9.0 million and $7.5 million, respectively.

Leases

The Company leases certain construction equipment, vehicles and office space under non-cancelable operating leases. Future minimum rent payments under non-cancelable operating leases as of December 31, 2003 are as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002 and 2001 (continued)

[4] Financial Commitments (continued)

                                             Amount
                                         ------------

2004                                        $  4,425
2005                                           3,593
2006                                           2,196
2007                                           1,422
2008                                             933
Thereafter                                       732
                                         ------------
Subtotal                                    $ 13,301

Less -  Sublease rental agreements            (1,120)
                                         ------------

Total                                       $ 12,181
                                         ============

Rental expense under long-term operating leases of construction equipment, vehicles and office space was $4,625,000 in 2003, $3,781,000 in 2002 and $3,146,000 in 2001.

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

The credit (provision) for income taxes is comprised of the following (in thousands):

                          Federal        State         Total
                        -----------  -------------  ------------
2003
----
  Current                 $   (529)      $ (1,380)     $ (1,909)
  Deferred                  16,023         (1,018)       15,005
                        -----------  -------------  ------------
                          $ 15,494       $ (2,398)     $ 13,096
                        ===========  =============  ============
2002
----
  Current                 $    249       $ (1,050)     $   (801)
  Deferred                       -              -             -
                        -----------  -------------  ------------
                          $    249       $ (1,050)     $   (801)
                        ===========  =============  ============
2001
----
  Current                 $   (360)      $   (490)     $   (850)
  Deferred                       -              -             -
                        -----------  -------------  ------------
                          $   (360)      $   (490)     $   (850)
                        ===========  =============  ============

The table below reconciles the difference between the statutory federal income tax rate and the effective rate provided for income before income taxes in the consolidated statements of income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002 and 2001 (continued)

[5] Income Taxes (continued)

                                                      2003          2002           2001
                                                  -------------  ------------  -------------

Statutory federal income tax rate                     35%            35%           35%
State income taxes, net of federal tax benefit         3              3             1
Foreign taxes                                          0              0             0
Recognition of current year tax benefit              (35)           (35)          (33)
Reversal of valuation allowance                      (45)             0             0
                                                  -------------  ------------  -------------
Effective tax rate                                   (42)%            3%            3%
                                                  =============  ============  =============

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2003 and 2002 (in thousands):

                                                             2003           2002
                                                         ------------   ------------
Deferred Tax Assets
Provision for estimated real estate losses                 $     101      $     175
Contract losses                                                2,392          1,985
Timing of expense recognition                                 10,234          7,383
Net operating loss and capital loss carryforwards             22,325         33,689
Alternative minimum tax credit carryforwards                   3,619          2,960
General business tax credit carryforwards                          -          3,045
Other, net                                                     1,068            953
                                                         ------------   ------------
                                                           $  39,739      $  50,190
Valuation allowance for deferred tax assets*                  (8,400)       (35,208)
                                                         ------------   ------------
Deferred tax assets                                        $  31,339      $  14,982
                                                         ------------   ------------

Deferred Tax Liabilities
Joint ventures - construction                              $ (15,883)     $ (14,569)
Capitalized carrying charges                                    (451)          (413)
                                                         ------------   ------------
Deferred tax liabilities                                   $ (16,334)     $ (14,982)
                                                         ------------   ------------
Net deferred tax asset                                     $  15,005      $       -
                                                         ============   ============

The net deferred asset as of December 31, 2003 is classified in the Consolidated Balance Sheet based on when the future benefit is expected to be realized as follows (in thousands):

Short-term "Deferred tax asset"     $ 10,844
Long-term "Deferred tax asset"         4,161
                                -------------
                                    $ 15,005
                                =============

* A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. The net deferred tax assets reflect management’s estimate of the amount which would, more likely than not, be realized from future taxable income.

As a result of not providing federal income tax benefit applicable to losses recorded in certain prior years for financial reporting purposes, benefit from these losses was realized in 2003, 2002 and 2001 by not having to provide federal income tax of approximately $11.0 million, $8.5 million and $9.0 million, respectively. In addition, during the year ended December 31, 2003, the Company recognized an additional $14.9 million tax benefit based on the expectation that the Company will be able to utilize an additional amount of its net operating loss carryforwards in future years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002 and 2001 (continued)

[5] Income Taxes (continued)

At December 31, 2003, the Company has unused net operating loss carryforwards for tax reporting purposes of approximately $63.8 million, of which $1.4 million expires during the 2004 – 2006 period and $62.4 million expires during the 2007 – 2021 period. At December 31, 2003, the Company also has unused alternative minimum tax credit carryforwards for income tax reporting purposes that have no expiration date.

[6] Other Assets, Other Long-term Liabilities and Other (Income) Expense, Net

Other Assets, Other Long-term Liabilities and Other (Income) Expense, Net consist of the following (in thousands) for the periods presented:

Other Assets
                                                                 2003           2002
                                                             -------------  -------------
  Land held for sale, net (Note 13)                             $ 2,762        $ 3,175
  Deferred expenses                                               1,510          1,801
  Other investments                                                  63             63
  Intangible assets (Notes 3 and 10)                                599            360
                                                             -------------  -------------
                                                                $ 4,934        $ 5,399
                                                             =============  =============

Other Long-term Liabilities
                                                                 2003           2002
                                                             -------------  -------------
  Accrued dividends on
    $21.25 Preferred Stock (Note 8)                             $   9,805       $ 15,405
  Employee benefit related liabilities                              1,885          2,256
  Minimum pension liability adjustment (Note 10)                   24,325         19,933
                                                             -------------  -------------
                                                                $  36,015       $ 37,594
                                                             =============  =============

Other (Income) Expense, Net
                                                                 2003           2002          2001
                                                             -------------  -------------  ------------
  Gain from land sales, net (Note 13)                           $  (2,207)      $      -      $      -
  Interest  income                                                   (226)          (297)         (404)
  Bank fees                                                           483            302           328
  Miscellaneous (income) expense, net                                 515            515           303
                                                             -------------  -------------  ------------
                                                                $  (1,435)      $    520      $    227
                                                             =============  =============  ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002 and 2001 (continued)

[7] Recapitalization

On March 29, 2000 (the “Closing Date”), the Company completed the sale of 9,411,765 shares of its common stock, par value $1.00 (the “Common Stock”), for an aggregate of $40 million, or $4.25 per share (the “Purchase”), to an investor group led by Tutor-Saliba Corporation (“TSC”), and including O&G Industries, Inc. (“O&G”), and National Union Fire Insurance Company of Pittsburgh, Pa., a wholly owned subsidiary of American International Group, Inc. (“AIG” and together with TSC and O&G, the “New Investors”) pursuant to a Securities Purchase Agreement dated as of February 5, 2000 by and among the Company and the New Investors. A summary of the shares of common stock issued to and the proceeds received from the New Investors follows:

                     Number of           Proceeds
                     Shares         (in thousands)
                 ---------------    ----------------

TSC                   2,352,942            $ 10,000
O&G                   2,352,941              10,000
AIG                   4,705,882              20,000
                 ---------------    ----------------
                      9,411,765            $ 40,000
                 ===============    ================

Tutor-Saliba Corporation is owned and controlled by Ronald N. Tutor, who serves as Chairman of the Company’s Board of Directors and Chief Executive Officer. (See Note 12 for disclosure of “Related Party Transactions” between the New Investors and the Company.)

Concurrent with the closing of the Purchase and as a condition thereto, the Company converted, pursuant to what was considered to be an induced conversion from an accounting perspective, 100% of its Redeemable Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) (which had a current accreted face amount of approximately $41.2 million) for an aggregate of 7,490,417 shares of common stock at an exchange price of $5.50 per share (the “Exchange” and together with the Purchase, the “Transaction”) pursuant to certain Exchange Agreements by and between the Company and each of The Union Labor Life Insurance Company, acting on behalf of its Separate Account P (“ULLICO”), PB Capital Partners, L.P. (“PB Capital”) and The Common Fund for Non-Profit Organizations (“The Common Fund”). The holders of the Series B Preferred Stock had previously been entitled to convert their shares to common stock at an exchange price of $9.68. The Company recognized a charge to earnings available to common shareholders of $13.7 million relative to this transaction in the Company’s calculation of basic and diluted earnings per share in 2000.

In connection with the Transaction, the Company amended its Restated Articles of Organization as of the Closing Date to increase the number of authorized shares of Common Stock from 15,000,000 shares to 40,000,000 shares. The Company also entered into a Shareholders’ Agreement and a Registration Rights Agreement, each by and among the Company, the New Investors, Ronald N. Tutor, Blum Capital Partners, L.P., PB Capital, The Common Fund and ULLICO dated as of the Closing Date. The Shareholders’ Agreement contains provisions that define, among other things, certain put and call rights and rights of first refusal between National Union and TSC, tag-along rights of the New Investors and former holders of Series B Preferred Stock and certain procedures to protect the Company’s use of its net operating losses (“NOLs”) for tax purposes. Since the Common Stock issued in connection with the Transaction was not registered under the Securities Act, the Registration Rights Agreement contains provisions that define the rights of the New Investors and former holders of Series B Preferred Stock to require the Company, under certain circumstances, to register some or all of the shares under the Securities Act after March 29, 2003. (See Note 15 “Subsequent Event” that describes a secondary offering in process based on the provisions of the Registration Rights Agreement.) In addition, the Company entered into an Amendment to the Shareholder Rights Agreement dated as of the Closing Date whereby the Transaction would not trigger the dilutive provisions of the Agreement (see Note (8)(b)).

As of March 29, 2000, the shares of Common Stock issued in the Purchase represented approximately 42% of the Company’s voting rights and the shares of Common Stock issued to the former holders of the Series B Preferred Stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002 and 2001 (continued)

[7] Recapitalization (continued)

represented approximately 33% of the Company’s voting rights. The New Investors have the right to nominate three members to the Company’s Board of Directors and the former holders of the Series B Preferred Stock continue to be entitled to nominate two members to the Company’s Board of Directors.

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

[8] Capital Stock and Stock Purchase Warrants

(a) $21.25 Convertible Exchangeable Preferred Stock ("$21.25 Preferred Stock")
In June 1987, net proceeds of approximately $23,631,000 were received from the sale of 1,000,000 Depositary Convertible Exchangeable Preferred Shares (each Depositary Share representing ownership of 1/10 of a share of $21.25 Convertible Exchangeable Preferred Stock, $1 par value) at a price of $25 per Depositary Share. Annual dividends are $2.125 per Depositary Share and are cumulative. Generally, the liquidation preference value is $25 per Depositary Share plus any accumulated and unpaid dividends. The $21.25 Preferred Stock of the Company, as evidenced by ownership of Depositary Shares, is convertible at the option of the holder, at any time, into Common Stock of the Company at a conversion price of $37.75 per share of Common Stock. The $2.125 Depositary Shares are redeemable at the option of the Company at any time at $25 per share plus any unpaid dividends. The $21.25 Preferred Stock is also exchangeable at the option of the Company, in whole but not in part, on any dividend payment date into 8 1/2% convertible subordinated debentures due in 2012 at a rate equivalent to $25 principal amount of debentures for each Depositary Share. In conjunction with the covenants of certain of the Company’s prior Credit Agreements, the Company was required to suspend the payment of quarterly dividends on its $21.25 Preferred Stock (equivalent to $2.125 per Depositary Share) until certain financial criteria were met. Dividends on the $21.25 Preferred Stock have not been declared since 1995 (although they have been fully accrued due to the “cumulative” feature of the $21.25 Preferred Stock). The aggregate amount of dividends in arrears is approximately $9,805,000 at December 31, 2003, which represents approximately $175.32 per share of $21.25 Preferred Stock or approximately $17.53 per Depositary Share and is included in “Other Long-term Liabilities” in the accompanying Consolidated Balance Sheets. Under the terms of the $21.25 Preferred Stock, the holders of the Depositary Shares were entitled to elect two additional Directors since dividends had been deferred for more than six quarters and have done so at each of the last six Annual Meetings of Stockholders.

On June 9, 2003, the Company completed its tender offer to purchase up to 900,000 shares, or approximately 90% of its outstanding $2.125 Depositary Convertible Exchangeable Preferred Shares (the “Depositary Shares”), each of which represents 1/10th of a share of the Company’s $21.25 Preferred Stock, at a purchase price of $25.00 per share, net to the seller in cash without interest. The tender offer which commenced on March 31, 2003, expired on June 9, 2003, at which time the Company purchased 440,627 Depositary Shares. The completion of the self tender offer resulted in the Company purchasing and immediately retiring 440,627 Depositary Shares, a reduction of approximately $11.3 million, including related expenses, in Stockholders’ Equity, and a reversal of approximately $7.3 million of previously accrued and unpaid dividends relating to the purchased shares that was restored to paid-in surplus. In addition, the $7.3 million of previously accrued and unpaid dividends was added to net income to determine net income available for common stockholders for the purpose of computing earnings per common share for the year ended December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002 and 2001 (continued)

[8] Capital Stock and Stock Purchase Warrants (continued)

(b) Series A Junior Participating Preferred Stock
Under the terms of the Company’s Shareholder Rights Agreement, as amended, the Board of Directors of the Company declared a distribution on September 23, 1988 of one Preferred Stock purchase right (a “Right”) for each outstanding share of Common Stock. Under certain circumstances, each Right will entitle the holder thereof to purchase from the Company one one-hundredth of a share (a “Unit”) of Series A Junior Participating Cumulative Preferred Stock, $1 par value (the “Preferred Stock”), at an exercise price of $100 per Unit, subject to adjustment. The Rights will not be exercisable or transferable apart from the Common Stock until the earlier to occur of (i) 10 days following a public announcement that a person or group (an “Acquiring Person”) has acquired 20% or more of the Company’s outstanding Common Stock (the “Stock Acquisition Date”), (ii) 10 business days following the announcement by a person or group of an intention to make an offer that would result in such persons or group becoming an Acquiring Person or (iii) the declaration by the Board of Directors that any person is an “Adverse Person”, as defined under the Agreement. The Rights will not have any voting rights or be entitled to dividends.

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

On January 17, 1997, the Board of Directors amended the Company’s Shareholder Rights Agreement to (i) permit the acquisition of the Series B Preferred Stock by certain investors (see Note 8(b) above), any additional Preferred Stock issued as a dividend thereon, any Common Stock issued upon conversion of the Series B Preferred Stock and certain other events without triggering the distribution of the Rights; (ii) lower the threshold for the occurrence of a Stock Acquisition Date from 20% to 10%; and (iii) extend the expiration date of the Agreement from September 23, 1998 to January 21, 2007. In addition, the Board of Directors amended the Company’s Shareholder Rights Agreement, effective March 29, 2000, to permit the Purchase and Exchange as described in Note 7 above and certain other events without triggering the distribution of the Rights.

(c) Stock Purchase Warrants
In connection with an Amended Credit Agreement effective January 17, 1997 with the Company’s bank group at that time, the banks received Stock Purchase Warrants to purchase up to 420,000 shares of the Company’s Common Stock, $1.00 par value, at a purchase price of $8.30 per share, subject to certain anti-dilution adjustments in the event of certain distributions and other corporate events, at any time during the ten year period ending January 17, 2007. The grant date present value of the Stock Purchase Warrants ($2,233,000) was calculated using the Black-Scholes option pricing model and was accounted for by an increase in Stockholders’ Equity, with the offset being a valuation account netted against the related Revolving Credit Loans. The valuation account was amortized and charged against income over the three year term of the Credit Agreement ended in 2000.

In conjunction with the issuance of the Stock Purchase Warrants, the Company entered into a rights agreement with the warrantholders whereby the Company granted the warrantholders the right to require it, upon request by holders of a majority of warrants and common stock received upon exercise of warrants, subject to the terms and conditions set forth in the agreement, to register the resale of shares of the common stock held by them upon exercise of their warrants. Under the agreement, the Company generally agreed to pay the fees and expenses of the selling stockholders in connection with any such registration.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002 and 2001 (continued)

[9] Stock Options

Effective May 25, 2000, the Company’s stockholders approved the adoption of the Special Equity Incentive Plan which provides that up to 3,000,000 shares of the Company’s Common Stock will be available for the granting of non-qualified stock options to key executives, employees and directors of the Company. Options are granted at not less than the fair market value on the date of grant, as defined. Options granted during the years ended December 31, 2000 and 2001 were granted at amounts ranging from fair market value to $1.50 per share in excess of fair market value. Options generally expire 10 years from the date of grant. Options outstanding under the Special Equity Incentive Plan are generally exercisable in three equal annual installments, on the date of grant and on the first and second anniversary of the date of grant. As of December 31, 2003, all of the 2,503,300 options outstanding were exercisable. A summary of stock option activity related to the Company’s Special Equity Incentive Plan is as follows:

                                                        Option Price Per Share
                                                     -----------------------------     Shares
                                        Number                         Weighted      Available
                                       of Shares         Range          Average       to Grant
                                      ------------   --------------   ------------  -------------
Approved May 25, 2000                      --             --              --           3,000,000
  Granted                               2,792,700    $3.13 - $4.50       $4.47        (2,792,700)
                                      ------------
                                                                                    -------------
Outstanding at December 31, 2000        2,792,700    $3.13 - $4.50       $4.47           207,300
  Granted                                  20,000    $6.85               $6.85           (20,000)
  Exercised                               (79,666)   $4.50               $4.50                 -
                                      ------------                                  -------------
Outstanding at December 31, 2001
  and 2002                              2,733,034    $3.13 - $6.85       $4.50           187,300
  Exercised                              (221,400)   $3.13 - $4.50       $4.45                 -
  Terminated                               (8,334)   $4.50               $4.50             8,334
                                      ------------                                  -------------
Outstanding at December 31, 2003        2,503,300    $3.13 - $6.85       $4.49           195,634
                                      ============                                  =============

Shares of the Company’s authorized but unissued Common Stock have been reserved for issuance to employees under its 1982 Stock Option Plan. Options under this plan were granted at fair market value on the date of grant, as defined, and generally become exercisable in two equal annual installments on the second and third anniversary of the date of grant and expire eight to ten years from the date of grant. Although the provisions of the 1982 Stock Option Plan expired during 2002, the Company still has 67,500 shares of authorized but unissued Common Stock reserved for issuance under the Plan applicable to the remaining outstanding options. As of December 31, 2003, all of the 67,500 options outstanding were exercisable. A summary of stock option activity related to the Company’s 1982 Stock Option Plan is as follows:

                                                               Option Price Per Share
                                                            ------------------------------     Shares
                                               Number                          Weighted      Available
                                              of Shares          Range          Average       to Grant
                                             ------------   ----------------  ------------  -------------
Outstanding at December 31, 2001                 261,500    $ 5.29 - $16.44      $ 13.43        220,110
  Canceled                                      (194,000)   $13.00 - $16.44      $ 16.26       (220,110)
                                             ------------                                   -------------
Outstanding at December 31, 2002 and 2003         67,500    $ 5.29               $  5.29              -
                                             ============                                   =============

In addition, the Company has authorized but unissued Common Stock reserved for certain other options granted as follows:

                                                        Grant         Options        Exercise
                     Grantee                             Date        Outstanding        Price
---------------------------------------------------   ------------  ---------------  ------------

Members of former Board Executive Committee,
    as Redefined                                      01/17/97             225,000         $8.38

Certain Executive Officers                            01/19/98             135,000         $8.66

Member of former Board Executive Committee            12/10/98              45,000         $5.29
                                                      01/04/99              30,000         $5.13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002 and 2001 (continued)

[9] Stock Options (continued)

The terms of these options are generally similar to options granted under the 1982 Plan, including the exercise price being equal to fair market value, as defined, at date of grant, and timing of installment exercise dates, except for the timing of the exercisability of the January 1997 options, which was May 17, 2000. As of December 31, 2003, all of the 435,000 options outstanding were exercisable.

Options outstanding at December 31, 2003 and related weighted average price and life information follows:

                                                                    Weighted
                                                                    Average
     Remaining          Grant        Options         Options        Exercise
   Life (Years)         Date       Outstanding     Exercisable       Price
--------------------  ----------  ---------------  -------------   -----------

         2             01/17/97          225,000        225,000         $8.38
         3             01/19/98          135,000        135,000         $8.66
         3             12/10/98          112,500        112,500         $5.29
         4             01/04/99           30,000         30,000         $5.13
         7             03/29/00        1,939,600      1,939,600         $4.50
         7             05/25/00          216,700        216,700         $4.15
         7             09/12/00          227,000        227,000         $4.50
         7             11/15/00          100,000        100,000         $4.50
         8             08/13/01           20,000         20,000         $6.85

When options are exercised, the proceeds are credited to stockholders’ equity. In addition, the income tax savings attributable to nonqualified options exercised are credited to paid-in surplus.

The Company has elected the optional pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation” as if the Company adopted the cost recognition requirements in 1995 (see Note 1(k)). The Company has no options outstanding relating to either 1995 or 1996. The estimated values shown below and utilized in the Company’s pro forma SFAS No. 123 disclosures are based on the Black-Scholes option pricing model for options granted in 1997 through 2003.

                                                           Assumptions
                                ------------------------------------------------------------------
                                                    Expected       Risk-free
 Grant Date      Fair Value     Dividend Yield     Volatility    Interest Rate     Expected Life
--------------  --------------  -------------------------------  ---------------   ---------------

     01/17/97     $ 1,070,127         0%               39%           6.50%                8
     07/08/97     $    44,086         0%               38%           6.31%                8
     01/19/98     $ 1,027,758         0%               37%           5.57%                8
     12/10/98     $   399,485         0%               39%           4.63%                8
     01/04/99     $    75,600         0%               37%           4.82%                8
     03/29/00     $ 6,180,000         0%               54%           6.17%               10
     05/25/00     $   125,400         0%               49%           6.38%               10
     05/25/00     $   382,000         0%               54%           6.38%               10
     09/12/00     $ 1,358,800         0%               55%           5.78%               10
     11/15/00     $   245,000         0%               53%           5.71%               10
     08/13/01     $   124,600         0%               66%           5.34%               10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002 and 2001 (continued)

[10] Employee Benefit Plans

The Company has a defined benefit pension plan that covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The plan is noncontributory and benefits are based on an employee’s years of service and “final average earnings”, as defined. The plan provides reduced benefits for early retirement and takes into account offsets for social security benefits. All employees are vested after five years of service. The Company also has an unfunded supplemental retirement plan for certain employees whose benefits under the defined benefit pension plan are reduced because of compensation limitations under federal tax laws. In accordance with SFAS No. 132R, “Employers’ Disclosures About Pensions and Other Post-Retirement Benefits”, pension disclosure as presented below includes aggregated amounts for both of the Company’s plans, except where otherwise indicated.

Net pension cost for 2003, 2002 and 2001 follows (in thousands):

                                                                2003            2002            2001
                                                          -------------    ------------    ------------

Service cost - benefits earned during the period               $ 1,828         $ 1,459         $ 1,094
Interest cost on projected benefit obligation                    4,674           4,529           4,404
Expected return on plan assets                                  (4,545)         (4,899)         (4,831)
Amortization of prior service costs                                 35              25             (26)
Recognized actuarial loss                                          665              56              68
                                                          -------------    ------------    ------------
Net pension cost                                               $ 2,657         $ 1,170         $   709
                                                          =============    ============    ============

Actuarial assumptions used to determine net pension cost:
  Discount rate                                                  6.75%           7.25%           7.50%
  Rate of increase in compensation                               6.00%           6.00%           6.00%
  Long-term rate of return on assets                             8.50%           9.00%           9.00%

The expected long-term rate of return on assets assumption will decrease to 7.50% effective January 1, 2004. The expected long-term rate of return on assets assumption was developed considering historical and future expectations for returns for each asset class.

The target asset allocation for the Company's pension plan by asset category for 2004 and the actual asset allocation at December 31, 2003 and 2002 by asset category are as follows:

                                       Percentage of Plan Assets at December 31,
                                    ------------------------------------------------
                                      Target
                                    Allocation
Asset Category                         2004               2003             2002
--------------------------------    ------------      -------------     ------------

Equity securities:
  Domestic                            70.00%                72.20%           57.54%
  International                        0.00%                 0.00%           10.09%
Fixed income securities               30.00%                27.78%           32.37%
Real estate                            0.00%                 0.00%            0.00%
Other                                  0.00%                 0.02%            0.00%
                                    ------------      -------------     ------------
Total                                 100.00%              100.00%          100.00%
                                    ============      =============     ============

The target asset allocation was established to attempt to maximize returns with consideration of the long-term nature of the obligations and to reducing the level of overall market volatility through the allocation to fixed income investments. During the year, the asset allocation is reviewed for adherence to the target asset allocation and the portfolio of investments is rebalanced periodically.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002 and 2001 (continued)

[10] Employee Benefit Plans (continued)

Within the equity portfolio, the investments are primarily large capitalization domestic equities; however, the plan’s asset manager may invest in equities with small and medium capitalizations. The equity assets are invested in a broadly diversified portfolio with approximately 125 individual securities. Currently there is no allocation to international equities. Within the fixed income portfolio, the investments are entirely investment grade U.S. fixed income securities including both U.S. Government and U.S. Credit securities.

The Company expects to contribute $4 million to its pension plan in 2004.

The following tables provide a reconciliation of the changes of the fair value of assets in the plan and plan benefit obligations during the two year period ended December 31, 2003, and a statement of the funded status as of December 31, 2003 and 2002 (in thousands):

Reconciliation of Fair Value of Plan Assets
                                                                     2003           2002
                                                                  ------------   ------------

Balance at beginning of year                                        $  38,527      $  46,164
Actual return on plan assets                                            3,403         (6,387)
Employer contribution                                                   3,157          2,370
Benefit payments                                                       (3,713)        (3,620)
                                                                  ------------   ------------
Balance at end of year                                              $  41,374      $  38,527
                                                                  ============   ============

Reconciliation of Projected Benefit Obligation
                                                                     2003           2002
                                                                  ------------   ------------

Balance at beginning of year                                        $  70,803      $  64,244
Service cost                                                            1,828          1,459
Interest cost                                                           4,674          4,529
Plan amendments                                                             -            298
Actuarial loss                                                          4,984          3,893
Benefit payments                                                       (3,713)        (3,620)
                                                                  ------------   ------------
Balance at end of year                                              $  78,576      $  70,803
                                                                  ============   ============

Actuarial assumptions used to determine benefit obligations:
                                                                     2003           2002
                                                                  ------------   ------------
Discount rate                                                           6.25%          6.75%
Rate of increase in compensation                                        6.00%          6.00%

Funded Status
                                                                     2003           2002
                                                                  ------------   ------------

Funded status at December 31,                                       $ (37,202)     $ (32,276)
Unrecognized prior service cost                                           263            299
Unrecognized loss                                                      33,559         28,098
                                                                  ------------   ------------
Net liability recognized, before additional minimum liability       $  (3,380)     $  (3,879)
                                                                  ============   ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002 and 2001 (continued)

[10] Employee Benefit Plans (continued)

The following table presents amounts included in the Consolidated Balance Sheets as of December 31, 2003 and 2002 (in thousands):

                                                   2003          2002
                                                ------------  ------------

Accrued benefit liability                         $ (27,705)    $ (23,812)
Intangible asset (Note 6)                               312           360
Accumulated other comprehensive income               24,013        19,573
                                                ------------  ------------
Net amount recognized at year end                 $  (3,380)    $  (3,879)
                                                ============  ============

Other comprehensive income attributable to a change in the additional minimum pension liability recognized pursuant to SFAS No. 87, “Employers’ Accounting for Pensions” amounted to $4.4 million in 2003, $13.7 million in 2002 and $5.9 million in 2001. The cumulative amount of $24.0 million generally represents the excess of the accumulated benefit obligations of the Company’s pension plans over the fair value of the plans’ assets as of December 31, 2003 compared to the unfunded accrued pension liability previously recognized. This amount is reflected as a long-term liability as of December 31, 2003 (see Note 6) with the offset being a reduction in stockholders’ equity. Subsequent adjustments to the amount of this additional minimum pension liability will be recorded in future years, if required, based upon periodic re-evaluation of the funded status of the Company’s pension plans.

The Company’s plans have benefit obligations in excess of the fair value of the plans’ assets. The following table provides information relating to each of the plan’s benefit obligations compared to the fair value of its assets as of December 31, 2003 and 2002 (in thousands):

                                               2003                                     2002
                                -------------------------------------   -------------------------------------
                                              Benefit                                 Benefit
                                 Pension    Equalization                 Pension    Equalization
                                  Plan          Plan         Total         Plan         Plan         Total
                                ----------  -------------  ----------   ----------- -------------  ----------

Projected benefit obligation     $ 75,232        $ 3,344    $ 78,576      $ 68,107       $ 2,696    $ 70,803
Accumulated benefit obligation   $ 66,359        $ 2,720    $ 69,079      $ 59,986       $ 2,353    $ 62,339
Fair value of plan assets        $ 41,374        $     -    $ 41,374      $ 38,527       $     -    $ 38,527

Projected benefit obligation
greater than Fair value of
plan assets                      $ 33,858        $ 3,344    $ 37,202      $ 29,580       $ 2,696    $ 32,276
                                ----------  -------------  ----------   ----------- -------------  ----------

Accumulated benefit obligation
greater than Fair value of
plan assets                      $ 24,985        $ 2,720    $ 27,705      $ 21,459       $ 2,353    $ 23,812
                                ----------  -------------  ----------   ----------- -------------  ----------

The Company has a contributory Section 401(k) plan which covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The 401(k) expense provision approximated $0.7 million in 2003 and 2002, and $0.1 million in 2001. Prior to 2002, the Company’s contribution was generally based on a specified percentage of profits, subject to certain limitations, as well as approval by the Company’s Board of Directors of any discretionary Company contributions to the Section 401(k) plan. Beginning in 2002, the Company’s contribution is based on a non-discretionary match of employees’ contributions, as defined.

The Company has an incentive compensation plan for key employees which is generally based on the Company’s achievement of a certain level of profit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002 and 2001 (continued)

[10] Employee Benefit Plans (continued)

The Company also contributes to various multi-employer union retirement plans under collective bargaining agreements which provide retirement benefits for substantially all of its union employees. The aggregate amounts provided in accordance with the requirements of these plans were approximately $4.3 million in 2003, $7.3 million in 2002 and $8.8 million in 2001. The Multi-employer Pension Plan Amendments Act of 1980 defines certain employer obligations under multi-employer plans. Information regarding union retirement plans is not available from plan administrators to enable the Company to determine its share of unfunded vested liabilities.

[11] Business Segments

Business segment information presented below was determined in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information".

The Company provides diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world. The Company’s construction business is now conducted through three basic segments: building, civil and management services. The building segment is comprised of Perini Building Company and James A. Cummings, Inc., and focuses on large, complex projects in the hospitality and gaming, sports and entertainment, educational, transportation and healthcare markets. The civil segment is involved in public works construction primarily in the northeastern United States, including the repair, replacement and reconstruction of the United States public infrastructure such as highways, bridges and mass transit systems. The management services segment provides diversified construction, design-build and maintenance services to the U.S. military and government agencies as well as power producers, surety companies and multi-national corporations.

Historically, management had evaluated the Company’s operating results based on two reportable segments: building and civil. During the fourth quarter of 2003, the responsibilities of certain of the Company’s executive officers were adjusted and, in accordance with SFAS No. 131, the criteria for determining the Company’s reportable segments were reevaluated. Management determined that a third business segment, management services, would be included as a reportable segment beginning with the year ended December 31, 2003 to align the Company’s reportable segments with current management responsibilities. Previously, the management services operations were included as part of the building segment. The management services segment aggregates contracts that have a higher than normal geopolitical and operational risk and a corresponding potential for greater than normal gross margin volatility. Segment information for each of the years ended December 31, 2002 and 2001 presented in the tables set forth below have been reclassified to reflect this change.

During the years 2001 through 2003, the Company’s chief operating decision making group consisted of the Chairman and Chief Executive Officer, the President and Chief Operating Officer, the President of Perini Building Company and the President of Perini Civil Construction. This group decides how to allocate resources and assess performance of the business segments. Generally, the Company evaluates performance of its operating segments on the basis of income from operations and cash flow. The accounting policies applied by each of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). The following tables set forth certain business and geographic segment information relating to the Company’s operations for each of the three years in the period ended December 31, 2003 (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002 and 2001 (continued)

[11] Business Segments (continued)

2003                                                    Reportable Segments
                                      ---------------------------------------------------------
                                                                   Management                                    Consolidated
                                        Building       Civil        Services         Totals      Corporate          Total
                                      -------------  -----------  --------------  -------------  -----------    ---------------

Revenues                                 $ 898,254    $ 176,877     $ 298,972      $ 1,374,103     $      -        $ 1,374,103
Income from Construction Operations      $  12,462    $   3,157     $  23,711      $    39,330     $ (8,840) (a)   $    30,490
Assets                                   $ 225,139    $ 204,135     $  80,649      $   509,923     $ 55,520  (b)   $   565,443
Capital Expenditures                     $   1,520    $   3,722     $   157        $     5,399     $      -        $     5,399

2002                                                    Reportable Segments
                                      ---------------------------------------------------------
                                                                   Management                                    Consolidated
                                        Building       Civil        Services         Totals      Corporate          Total
                                      -------------  -----------  --------------  -------------  -----------    ---------------

Revenues                                 $ 631,860    $ 312,528     $ 140,653      $ 1,085,041     $      -        $ 1,085,041
Income from Construction Operations      $  14,487    $   6,390     $  11,738      $    32,615     $ (6,735) (a)   $    25,880
Assets                                   $ 130,270    $ 223,036     $  27,971      $   381,277     $ 21,112  (b)   $   402,389
Capital Expenditures                     $   1,828    $   2,335     $   347        $     4,510     $      -        $     4,510

2001                                                    Reportable Segments
                                      ---------------------------------------------------------
                                                                   Management                                    Consolidated
                                        Building       Civil        Services         Totals      Corporate          Total
                                      -------------  -----------  --------------  -------------  -----------    ---------------

Revenues                               $ 1,120,161    $ 353,957      $ 79,278      $ 1,553,396     $      -        $ 1,553,396
Income from Construction Operations    $    26,596    $   3,918      $  5,016      $    35,530     $ (6,029) (a)   $    29,501
Assets                                 $   213,463    $ 246,326      $ 20,559      $   480,348     $ 20,893  (b)   $   501,241
Capital Expenditures                   $     1,005    $   3,120      $    403      $     4,528     $      -        $     4,528

(a) In all years, consists of corporate general and administrative expenses.

(b) In all years, corporate assets consist principally of cash and cash equivalents, net deferred tax asset, land held for sale and other investments available for general corporate purposes.

Revenues from various agencies of the United States federal government in the management services segment totaled approximately $225 million (or 16% of consolidated revenues) in 2003. Revenues from the Mohegan Sun Project in the building segment totaled approximately $153 million (or 14%) in 2002 and $457 million (or 29%) in 2001. Revenues from various agencies of the City of New York in the civil segment totaled approximately $185 million (or 17%) in 2002 and $185 million (or 12%) in 2001.

Information concerning principal geographic areas is as follows (in thousands):

                                                              Revenues
                                             --------------------------------------------
                                                 2003           2002            2001
                                             -------------  --------------  -------------

United States                                 $ 1,120,961     $ 1,029,097    $ 1,516,810
Foreign and U.S. Territories                      253,142          55,944         36,586
                                             -------------  --------------  -------------

Total                                         $ 1,374,103     $ 1,085,041    $ 1,553,396
                                             =============  ==============  =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002 and 2001 (continued)

[11] Business Segments (continued)

                                             Income (Loss) from Construction Operations
                                             --------------------------------------------

                                                 2003           2002            2001
                                             -------------  --------------  -------------

United States                                    $ 23,009        $ 26,731       $ 32,654
Foreign and U.S. Territories                       16,321           5,884          2,876
Corporate                                          (8,840)         (6,735)        (6,029)
                                             -------------  --------------  -------------

Total                                            $ 30,490        $ 25,880       $ 29,501
                                             =============  ==============  =============

Income (loss) from construction operations has been allocated geographically based on the location of the job site. Long-lived assets outside the United States are immaterial and therefore not presented here.

There have been no differences from the last annual report in the basis of measuring segment profit or loss.

[12] Related Party Transactions

As a condition to a new investor group's acquisition of shares of the Company's Series B Preferred Stock for an aggregate of $30 million, which was approved by the stockholders in January 1997, the Company entered into an agreement with Tutor-Saliba Corporation ("TSC"), a California corporation engaged in the construction industry, and Ronald N. Tutor, Chief Executive Officer and sole stockholder of TSC, to provide certain management services, as defined. At January 17, 1997, TSC held 351,318 shares of the Company's $1.00 par value Common Stock. TSC participates in joint ventures with the Company, the Company's share of which contributed $49.0 million (or 3.6%), $48.8 million (or 4.5%), and $17.9 million (or 1.2%) to the Company's consolidated revenues in 2003, 2002 and 2001, respectively. The management agreement has been renewed annually by the Company's Compensation Committee, which consists entirely of independent directors, under the same basic terms and conditions as the initial agreement except that the amount of the fee payable thereunder to Tutor-Saliba was increased effective January 1, 2000, from $150,000 to $250,000 per year and effective January 1, 2004, from $250,000 to $375,000 per year. Effective December 1, 2001, Mr. Tutor was included as a participant in the Company's incentive compensation plan. Since January 17, 1997, Mr. Tutor has been a member of the Company's Board of Directors and an officer of Perini and effective July 1, 1999 was elected Chairman of the Board of Directors and effective March 29, 2000 was elected Chairman and Chief Executive Officer. Compensation for the management services consists of payment of $250,000 per year to TSC, for each of the three years in the period ended December 31, 2003, stock options granted to Mr. Tutor, and incentive compensation awarded to Mr. Tutor of $250,000 in 2003, $231,000 in 2002 and $250,000 in 2001. All of the stock options granted to Mr. Tutor were granted at or above fair market value on the date of grant and are summarized as follows:

                 Option
  Grant         Price Per        Number       Expiration
   Date           Share         of Shares        Date
-----------    ------------    ------------   ------------

  01/17/97       $8.3750           150,000       01/16/05
  12/10/98       $5.2875            45,000       12/09/06
  01/04/99       $5.1250            30,000       01/03/07
  03/29/00       $4.5000         1,000,000       03/28/10

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002 and 2001 (continued)

[12] Related Party Transactions (continued)

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

The new investors that provided $40 million of new equity in the Company on March 29, 2000 as described in Note 7 consist of Tutor-Saliba Corporation (see above), O&G Industries, Inc. ("O&G"), a participant in certain construction joint ventures with the Company, and National Union Fire Insurance Company of Pittsburgh, Pa., a wholly owned subsidiary of American International Group, Inc. ("AIG"), one of the Company's sureties and a provider of insurance and insurance related services to the Company. After this investment, the cumulative holdings of each of the new investors were as follows:

                    Number of               Percentage of Total
                  Common Shares          Common Shares Outstanding
                -------------------   ---------------------------------

TSC                      2,704,260                 12.0%
O&G                      2,502,941                 11.1%
AIG                      4,705,882                 20.8%

Each of the new investors is entitled to appoint a member to the Company's Board of Directors. O&G participates in joint ventures with the Company, the Company's share of which contributed $0.8 million and $0.6 million to the Company's consolidated revenues in 2003 and 2001, respectively. In addition, O&G is a 30% partner in a joint venture with the Company which was awarded a $137 million contract for a civil construction project in late 2003. Payments to AIG for surety, insurance and insurance related services approximated $7.8 million in 2003, $9.5 million in 2002 and $8.2 million in 2001.

[13] Land Held for Sale, Net

Effective June 30, 1999, management adopted a plan to withdraw completely from the real estate development business and to wind down the operations of Perini Land and Development Company, the Company's wholly owned real estate development subsidiary. Accordingly, approximately 98% of the property has been liquidated since June 30, 1999. Although the Company had a reasonable expectation that the plan, when adopted, could be executed within a twelve-month period, the plan was not entirely completed for a variety of reasons. As of December 31, 2003, the only land remaining to be sold consists of approximately 64 fully developed acres in Raynham, Massachusetts. Management's current plan is to continue to market the remaining land for sale as a bulk sale or as individual parcels over an estimated 24 to 36 month "sell off" period.

During the year ended December 31, 2003, 61 acres were sold resulting in a net gain of approximately $2.2 million. (See Note 6.) During the year ended December 31, 2002, 19 acres were sold with no gain or loss recognized. Land costs are allocated to reduce the related sales proceeds based on both the specific cost identification method for certain parcels and average cost per acre sold method on the remaining parcels.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002 and 2001 (continued)

[14] Unaudited Quarterly Financial Data

The following table sets forth unaudited quarterly financial data for the years ended December 31, 2003 and 2002 (in thousands, except per share amounts):

                                                                                2003 by Quarter
                                                        -----------------------------------------------------------------
                                                            1st               2nd              3rd               4th
                                                        ------------      ------------      -----------      ------------
Revenues                                                   $291,260          $286,336        $295,855         $500,652
                                                        ------------      ------------      -----------      ------------
Gross profit                                               $ 13,703          $ 14,370        $ 15,788         $ 26,391
                                                        ------------      ------------      -----------      ------------
Net income                                                 $ 11,419  (a)     $  3,618        $  6,396         $ 22,585 (a)
                                                        ------------      ------------      -----------      ------------

Basic earnings per common share                            $   0.48  (a)     $   0.43  (b)   $   0.29  (b)    $   0.97 (a)
                                                        ------------      ------------      -----------      ------------

Diluted earnings per common share                          $   0.48  (a)     $   0.41  (b)   $   0.28  (b)    $   0.92 (a)
                                                        ------------      ------------      -----------      ------------

                                                                                2002 by Quarter
                                                        -----------------------------------------------------------------
                                                            1st               2nd              3rd               4th
                                                        ------------      ------------      -----------      ------------
Revenues                                                   $321,370          $268,307        $232,805         $262,559
                                                        ------------      ------------      -----------      ------------
Gross profit                                               $ 12,999          $ 12,363        $ 12,376         $ 20,912
                                                        ------------      ------------      -----------      ------------
Net income                                                 $  5,215          $  4,690        $  3,644         $  9,525
                                                        ------------      ------------      -----------      ------------

Basic earnings per common share                            $   0.21          $   0.18        $   0.14         $   0.39
                                                        ------------      ------------      -----------      ------------

Diluted earnings per common share                          $   0.20          $  0.18         $   0.14         $   0.39
                                                        ------------      ------------      -----------      ------------

(a) The first quarter of 2003 includes the recognition of a $7.0 million tax benefit in accordance with SFAS No. 109 (or approximately $0.31 per share) related to a reduction in the tax valuation allowance and the fourth quarter of 2003 includes the recognition of $7.9 million similar tax benefit (or approximately $0.34 per share).

(b) The second quarter of 2003 includes $6.7 million (or approximately $0.29 per share) and the third quarter of 2003 includes $0.6 million (or approximately $0.03 per share) added back to net income in the calculation of income available for common stockholders that represented the reversal of dividends previously accrued, but no longer required as a result of the Company's tender offer. See Note 8(a).

[15] Subsequent Event

Pursuant to the exercise of registration rights by certain of our stockholders, we have filed a registration statement for an underwritten secondary offering with respect to 5,910,800 shares of our common stock held by such stockholders. The registration statement is pending with the Securities and Exchange Commission and it has not yet become effective. The shares of common stock are being sold by the selling stockholders and we will not receive any proceeds from the sale. We expect the offering to be completed in the second quarter of 2004. We have accrued estimated costs in the amount of $991,000 in connection with the secondary offering and that amount has been charged against paid-in surplus as of December 31, 2003.

Independent Auditors' Report

To the Stockholders of Perini Corporation:

We have audited the accompanying consolidated balance sheets of Perini Corporation and Subsidiaries (collectively, the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perini Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 11, 2004

Schedule II

Perini Corporation and Subsidiaries
Valuation and Qualifying Accounts and Reserves
for the Years Ended December 31, 2003, 2002 and 2001
(In Thousands of Dollars)

                                                                   Additions
                                                           ---------------------------
                                            Balance at       Charged      Charged to     Deductions       Balance
                                             Beginning     to Costs &       Other           from           at End
                                              of Year       Expenses       Accounts       Reserves        of Year
                                            ------------   ------------  -------------  -------------   -------------
Description

Year Ended December 31, 2003
Reserve for real estate investments            $  2,515     $       --    $        --     $ 2,515    (2) $       --
                                            ============   ============  =============  =============   =============

Year Ended December 31, 2002
Reserve for real estate investments            $  9,972     $       --    $        --     $ 7,457    (1) $    2,515
                                            ============   ============  =============  =============   =============

Year Ended December 31, 2001
Reserve for real estate investments            $ 17,621     $       --    $        --     $ 7,649    (1) $    9,972
                                            ============   ============  =============  =============   =============

(1) Represents sales or other dispositions of real estate properties.

(2) Primarily relates to a reduction in the carrying value of the remaining "Land Held for Sale" ($2,066) and the disposition of certain other real estate assets.

Independent Auditors' Report on Schedule

To the Stockholders of Perini Corporation:

We have audited the consolidated financial statements of Perini Corporation and Subsidiaries (collectively, the “Company”) as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated March 11, 2004 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in item 15(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 11, 2004

Exhibit Index

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Act of 1934 and are referred to and incorporated herein by reference to such filings.

Exhibit 3.     Articles of Incorporation and By-laws

               3.1      Restated Articles of Organization (incorporated by reference to Exhibit 4 to Form
                        S-2 (File No. 33-28401) filed on April 28, 1989).

               3.2      Articles of Amendment to the Restated Articles of Organization of the Perini
                        Corporation (incorporated by reference to Exhibit 3.2 to Form S-1 (File No. 33-
                        111338) filed on December 18, 2003).

               3.3      Articles of Amendment to the Articles of Organization of Perini Corporation
                        (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 12, 2000).

               3.4      Amended and Restated Bylaws of Perini Corporation (incorporated by reference to
                        Exhibit 3.2 of Form 8-K (File No. 001-06314) filed on February 14, 1997).

               3.5      Amendment No. 1 to the Amended and Restated Bylaws of Perini Corporation
                        (incorporated by reference to Exhibit 3.2 to Form 8-K filed on April 12, 2000).

Exhibit 4.     Instruments Defining the Rights of Security Holders, Including Indentures

               4.1      Certificate of Vote of Directors Establishing a Series of a Class of Stock
                        determining the relative rights and preferences of the $21.25 Convertible
                        Exchangeable Preferred Stock (incorporated by reference to Exhibit 4(a) to the
                        Registration Statement on Form S-2 (File No. 33-14434) filed on June 19, 1987).

               4.2      Certificate of Vote of Directors Establishing a Series of a Class of Stock
                        determining
                        the relative rights and preferences of the Series A Junior Participating Cumulative
                         Preferred Stock (incorporated by reference to Exhibit 4.2 to Form S-1 (File No. 33-
                        111338) filed on December 18, 2003).

               4.3      Certificate of Vote of Directors Establishing a Series of a Class of Stock
                        determining
                        the relative rights and preferences of the Series B Cumulative Convertible Preferred
                        Stock (incorporated by reference to Exhibit 4.8 of Form 8-K (File No. 001-06314)
                        Filed on February 14, 1997).

               4.4      Form of Deposit Agreement, including form of Depositary Receipt (incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-2 (File no.
                        33-14434) filed on June 19, 1987).

Exhibit Index
(Continued)

              4.5       Form of Indenture with respect to the 8 1/2% Convertible Subordinated Debentures
                        Due June 15, 2012, including form of Debenture (incorporated by reference to
                        Exhibit 4(c) to the Registration Statement on Form S-2 (File No. 33-14434) filed on
                        June 19, 1987).

              4.6       Shareholder Rights Agreement dated as of September 23, 1988, as amended and restated as of May 17, 1990, as amended and restated as of January 17, 1997, between Perini Corporation and State Street Bank and Trust Company, as Rights
                         Agent (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the
                        Registration Statement on Form 8-A/A filed on January 29, 1997).

              4.7       Amendment dated March 29, 2000 to the Shareholder Rights Agreement
                        (incorporated by reference to Exhibit 4.3 to Form 8-K filed on April 12, 2000).

              4.8       Exchange Agreement by and between Perini Corporation and The Union Labor Life
                        Insurance Company, acting on behalf of its Separate Account P, dated as of February
                        7, 2000 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 12,
                        2000).

              4.9       Exchange Agreement by and between Perini Corporation and PB Capital Partners,
                        L.P., dated as of February 14, 2000 (incorporated by reference to Exhibit 10.2 to
                        Form 8-K filed on April 12, 2000).

              4.10      Exchange Agreement by and between Perini Corporation and The Common Fund for
                        Non-Profit Organizations, dated as of February 14, 2000 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 12, 2000).

              4.11      Registration Rights Agreement by and among Perini Corporation, Tutor-Saliba
                        Corporation, Ronald N. Tutor, O&G Industries, Inc. and National Union Fire
                        Insurance Company of Pittsburgh, Pa., Blum Capital Partners, L.P., PB Capital
                        Partners, L.P., The Common Fund for Non-Profit Organizations, and the Union
                        Labor Life Insurance Company, acting on behalf of its Separate Account P, dated as of March 29, 2000 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 12, 2000).

              4.12      Shareholders' Agreement by and among Perini Corporation, Tutor-Saliba
                        Corporation, Ronald N. Tutor, O&G Industries, Inc. and National Union Fire
                        Insurance Company of Pittsburgh, Pa., Blum Capital Partners, L.P., PB
                        Capital Partners, L.P., The Common Fund for Non-Profit Organizations, and
                        The Union Labor Life Insurance Company, acting on behalf of its Separate
                        Account P, dated as of March 29, 2000 (incorporated by reference to Exhibit 4.2 to
                        Form 8-K filed on April 12, 2000).

              4.13      Form of Warrant to purchase an aggregate of 420,000 shares of common stock of
                        Perini Corporation dated January 17, 1997 issued to former lenders of Perini
                        Corporation (incorporated by reference to Exhibit 4.13 to Form S-1 (File No. 33-
                        111338) filed on December 18, 2003).

Exhibit Index
(Continued)

                   4.14    Letter Agreement by and among Perini Corporation, Blum Capital Partners, L.P.,
                           PB Capital Partners, L.P. and The Common Fund for Non-Profit Organizations,
                           dated as of December 1, 2003 (incorporated by reference to Exhibit 4.14 to
                            Form S-1 (File No. 33-111338) filed on December 18, 2003).

                   4.15    Warrantholders Rights Agreement by and among Perini Corporation and the former
                           Lenders of Perini Corporation, dated January 17, 1997 (incorporated by reference to Exhibit 4.15 to Amendment No. 2 to Form S-1 (File No. 33-111338) filed on
                           March 8, 2004).

  Exhibit 10.      Material Contracts

                   10.1    Perini Corporation Amended and Restated (2004) General Incentive Compensation
                           Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to Form S-1
                           (File No.33-111338) filed on March 8, 2004).

                   10.2    Perini Corporation Amended and Restated (2004) Construction Business Unit
                           Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to
                           Amendment No. 2 to Form S-1 (File No.33-111338) filed on March 8, 2004).

                   10.3    Management Agreement dated as of January 17, 1997 by and among the Company,
                           Ronald N. Tutor and Tutor-Saliba Corporation (incorporated by reference to
                           Exhibit 10.16 to Perini Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).

                   10.4    Amendment No. 1 dated as of December 23, 1998 to the Management Agreement by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation
                           (incorporated by reference to Exhibit 10.4 to Form S-1 (File No. 33-111338)
                           filed on December 18, 2003).

                   10.5    Amendment No. 2 dated as of December 31, 1999 to the Management
                           Agreement by and among the Company, Ronald N. Tutor and Tutor-Saliba
                           Corporation (incorporated by reference to Exhibit 10.31 to Perini Corporation's.
                           Quarterly Report on Form 10-Q for the first quarter ended March 31, 2000 filed on May 9, 2000).

                   10.6    Amendment No. 3 dated as of December 31, 2000 to the Management Agreement by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation.
                           (incorporated by reference to Exhibit 10.6 to Form S-1 (File No. 33-111338) filed on December 18, 2003).

                   10.7    Amendment No. 4 dated as of December 31, 2001 to the Management
                           Agreement by and among the Company, Ronald N. Tutor and Tutor-Saliba
                           Corporation (incorporated by reference to Exhibit 10.36 to Perini Corporation's.
                           Annual Report on Form 10-K for the year ended December 31, 2002 filed on
                           March 31, 2003).

Exhibit Index
(Continued)

                   10.8    Amendment No. 5 dated as of December 31, 2002 to the Management Agreement by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation
                           (incorporated by reference to Exhibit 10.8 to Form S-1 (File No. 33-111338) filed on December 18, 2003).

                   10.9    1982 Stock Option and Long Term Performance Incentive Plan, as amended
                           (incorporated by reference to Exhibit 10.9 to Form S-1 (File No. 33-111338) filed on December 18, 2003).

                   10.10   Special Equity Incentive Plan (incorporated by reference to Exhibit A to Perini
                           Corporation's Proxy Statement for Annual Meeting of Stockholders dated
                           April 19, 2000).

                   10.11   Securities Purchase Agreement by and among Perini Corporation and Tutor-
                             Saliba Corporation, O&G Industries, Inc. and National Union Fire Insurance
                             Company of Pittsburgh, PA, dated as of February 5, 2000 (incorporated by
                             Reference to Exhibit 10.1 to Form 8-K filed on February 9, 2000).

                    10.12    Promissory Note dated as of September 6, 2000 by and among Mt. Wayte
                             Realty, LLC (a wholly-owned subsidiary of Perini Corporation) and The
                             Manufacturers Life Insurance Company (U.S.A.) (incorporated by reference to
                             Exhibit 10.34 to Perini Corporation's Quarterly Report on Form 10-Q for the
                             period ended September 30, 2000 filed on November 6, 2000).

                    10.13    Credit Agreement dated January 23, 2002 among Perini Corporation, Fleet National
                             Bank, as Administrative Agent, Fleet National Bank, as Arranger, and the Lenders
                             Party Hereto (incorporated by reference to Exhibit 10.35 to Perini Corporation's
                             Annual Report on Form 10-K for the year ended December 31, 2001 filed on
                             March 21, 2002).

                    10.14    Stock Purchase and Sale Agreement dated December 16, 2002 by and among the
                             Company, James A. Cummings, Inc., James A. Cummings, William R. Derrer and
                             Michael F. Lanciault (incorporated by reference to Exhibit 10.37 to Perini
                             Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).

                    10.15    Employment Agreement dated January 23, 2003 by and among the Company,
                             James A. Cummings, Inc. and James A. Cummings (incorporated by reference to Exhibit 10.38 to Perini Corporation's Annual Report on Form 10-K for the
                             year ended December 31, 2002 filed on March 31, 2003).

                    10.16    First Amendment and Waiver dated February 14, 2003 to Credit Agreement among
                             Perini Corporation, Fleet National Bank, as Administrative Agent, and the Lenders
                             (incorporated by reference to Exhibit 10.39 to Perini Corporation's Annual Report
                             on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003.

Exhibit Index
(Continued)

                    10.17    Second Amendment dated November 5, 2003 to Credit Agreement among Perini
                             Corporation, Fleet National Bank, as Administrative Agent, and the Lenders
                             (incorporated by reference to Exhibit 10.17 to Form S-1 (File No. 33-111338)
                             filed
                             on December 18, 2003).

                    10.18    Amendment No. 6 dated as of January 1, 2004 to the Management Agreement by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation
                             (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Form S-1
                             (File No. 333-111338) filed on February 9, 2004).

                    10.19    Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Form S-1(File No. 333-111338)
                             filed on February 9, 2004).

                    10.20    Third Amendment dated January 21, 2004 to Credit Agreement among Perini
                             Corporation, Fleet National Bank, as Administrative Agent, and the Lenders
                             (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to  Form S-1
                             (File No. 33-111338) filed on March 8, 2004).

   Exhibit 21.      Subsidiaries of Perini Corporation - filed herewith.

   Exhibit 23.      Independent Auditors' Consent - filed herewith.

   Exhibit 24.      Power of Attorney - filed herewith.

   Exhibit 31.1     Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002 - filed herewith.

   Exhibit 31.2     Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002 - filed herewith

   Exhibit 32.1     Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith.

   Exhibit 32.2     Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith.