Form 10-Q
period 2004-03-31
PERINI CORP
filed 2004-05-07
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares of Common Stock, $1.00 par value per share, of registrant outstanding at May 3, 2004 was 23,194,149.

PERINI CORPORATION & SUBSIDIARIES

INDEX

                                                                                                        Page Number
Part I. -      Financial Information:

               Item 1.    Financial Statements (Unaudited)

                          Consolidated Condensed Balance Sheets-                                             3
                          March 31, 2004 and December 31, 2003

                          Consolidated Condensed Statements of Income -                                      4
                          Three Months ended March 31, 2004 and 2003

                          Consolidated Condensed Statements of Cash Flows  -                                 5
                          Three Months ended March 31, 2004 and 2003

                          Notes to Consolidated Condensed Financial Statements                               6 - 14

               Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                          Operations                                                                        15 - 21

               Item 3.    Quantitative and Qualitative Disclosures About Market Risk                         22

               Item 4.    Controls and Procedures                                                            22

Part II. -     Other Information:

               Item 1.     Legal Proceedings                                                                 23

               Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of                    24
                           Equity Securities

               Item 3.     Defaults Upon Senior Securities                                                   24

               Item 4.     Submission of Matters to a Vote of Security Holders                               24

               Item 5.     Other Information                                                                 24

               Item 6.     Exhibits and Reports on Form 8-K                                                  24 - 25

               Signatures                                                                                    26

Part I. – Financial Information

Item 1. Financial Statements (Unaudited)

                                            PERINI CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                                     MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003
                                                      (In Thousands)

                                          ASSETS                                                MARCH 31,       DEC. 31,
                                                                                                   2004           2003
                                                                                               -------------  --------------

Cash and Cash Equivalents (Note 4)                                                                $  48,732       $  67,823
Accounts Receivable, including retainage                                                            418,480         328,025
Unbilled Work                                                                                        98,045         116,572
Deferred Tax Asset                                                                                   14,790          10,844
Other Current Assets                                                                                  4,251           2,479
                                                                                               -------------  --------------
     Total Current Assets                                                                         $ 584,298       $ 525,743
                                                                                               -------------  --------------

Property and Equipment, less Accumulated Depreciation of $22,697 in 2004 and
$22,125 in 2003                                                                                   $  17,487       $  16,598
                                                                                               -------------  --------------

Goodwill                                                                                          $  12,678       $  14,007
                                                                                               -------------  --------------

Other Assets                                                                                      $   5,642       $   9,095
                                                                                               -------------  --------------

                                                                                                  $ 620,105       $ 565,443
                                                                                               =============  ==============
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Maturities of Long-term Debt (Note 6)                                                     $   2,725       $     490
Accounts Payable, including retainage                                                               349,498         318,448
Deferred Contract Revenue                                                                            52,595          48,431
Accrued Expenses                                                                                     25,996          32,977
                                                                                               -------------  --------------
     Total Current Liabilities                                                                    $ 430,814       $ 400,346
                                                                                               -------------  --------------

Long-term Debt, less current maturities included above (Note 6)                                   $  19,067       $   8,522
                                                                                               -------------  --------------

Other Long-term Liabilities (Note 9)                                                              $  36,351       $  36,015
                                                                                               -------------  --------------

Contingencies and Commitments (Note 5)

Stockholders' Equity:
  Preferred Stock                                                                                 $      56       $      56
  Series A Junior Participating Preferred Stock                                                           -               -
  Stock Purchase Warrants                                                                             2,055           2,233
  Common Stock                                                                                       23,246          22,946
  Paid-In Surplus                                                                                    92,563          90,296
  Retained Earnings                                                                                  40,931          30,007
  Less - Treasury Stock                                                                                (965)           (965)
                                                                                               -------------  --------------
                                                                                                  $ 157,886       $ 144,573
  Accumulated Other Comprehensive Loss                                                              (24,013)        (24,013)
                                                                                               -------------  --------------
     Total Stockholders' Equity                                                                   $ 133,873       $ 120,560
                                                                                               -------------  --------------

                                                                                                  $ 620,105       $ 565,443
                                                                                               =============  ==============

The accompanying notes are an integral part of these financial statements.

                                   PERINI CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                           FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (In Thousands, Except Share Data)

                                                                                   THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                           ------------------------------

                                                                               2004             2003
                                                                           -------------    -------------

Revenues (Note 10)                                                            $ 480,304        $ 291,260

Cost of Operations                                                              456,776          277,557
                                                                           -------------    -------------

Gross Profit                                                                  $  23,528        $  13,703

General and Administrative Expenses                                               9,743            8,808
                                                                           -------------    -------------

INCOME FROM CONSTRUCTION OPERATIONS (Note 10)                                 $  13,785        $   4,895

Other Expense, Net                                                               (1,844)            (174)
Interest Expense                                                                   (191)            (202)
                                                                           -------------    -------------

Income before Income Taxes                                                    $  11,750        $   4,519

(Provision) Credit for Income Taxes (Note 7)                                       (529)           6,900
                                                                           -------------    -------------

NET INCOME                                                                    $  11,221        $  11,419
                                                                           =============    =============

Less:  Accrued Dividends on $21.25 Preferred Stock (Note 9)                        (297)            (531)
                                                                           -------------    -------------

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS                                  $  10,924        $  10,888
                                                                           =============    =============

BASIC EARNINGS PER COMMON SHARE (Note 8)                                      $    0.47        $    0.48
                                                                           =============    =============

DILUTED EARNINGS PER COMMON SHARE (Note 8)                                    $    0.44        $    0.48
                                                                           =============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 8):
  BASIC                                                                      23,013,933       22,664,135
  Effect of Dilutive Stock Options and Warrants Outstanding                   1,879,391           14,044
                                                                           -------------    -------------
  DILUTED                                                                    24,893,324       22,678,179
                                                                           -------------    -------------

        The accompanying notes are an integral part of these financial statements.

                                       PERINI CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                                 (In Thousands)

                                                                                             THREE MONTHS
                                                                                            ENDED MARCH 31,
                                                                                      ----------------------------
                                                                                         2004            2003
                                                                                      ------------   -------------

Cash Flows from Operating Activities:
  Net income                                                                            $  11,221       $  11,419
  Adjustments to reconcile net income to net cash from operating activities:
       Depreciation and amortization                                                        1,720             832
       Cash provided from (used by) changes in components of working capital other
         than cash, current maturities of long-term debt and deferred tax asset           (44,093)         24,207
       Net deferred tax asset                                                                (230)         (7,000)
       Other long-term liabilities                                                             39             558
    Other non-cash items, net                                                                  (6)              6
                                                                                      ------------   -------------

    NET CASH (USED BY) PROVIDED FROM OPERATING ACTIVITIES                               $ (31,349)      $  30,022
                                                                                      ------------   -------------

Cash Flows from Investing Activities:
  Acquisition of James A. Cummings, Inc., net of cash balance acquired                  $       -       $  (8,613)
  Acquisition of property and equipment                                                    (1,651)         (3,190)
  Proceeds from sale of property and equipment                                                 31             114
  Proceeds from (investment in) land held for sale, net                                        77             (50)
  Proceeds from sale of marketable securities                                                   -             380
  Proceeds from other investing activities                                                    108              10
                                                                                      ------------   -------------

    NET CASH USED BY INVESTING ACTIVITIES                                               $  (1,435)      $ (11,349)
                                                                                      ------------   -------------

Cash Flows from Financing Activities:
  Proceeds from long-term debt                                                          $  12,902       $   3,529
  Reduction of long-term debt                                                                (122)           (117)
  Proceeds from exercise of common stock options and stock purchase warrants                1,398               -
  Expenditure for stock registration                                                         (485)              -
                                                                                      ------------   -------------

    NET CASH PROVIDED FROM FINANCING ACTIVITIES                                         $  13,693       $   3,412
                                                                                      ------------   -------------

Net (Decrease) Increase in Cash                                                         $ (19,091)      $  22,085
Cash at Beginning of Year                                                                  67,823          47,031
                                                                                      ------------   -------------

Cash at End of Period                                                                   $  48,732       $  69,116
                                                                                      ============   =============

Supplemental Disclosure of Cash Paid During the Period For:
  Interest                                                                              $     190       $     221
                                                                                      ============   =============
  Income taxes                                                                          $     399       $     501
                                                                                      ============   =============

The accompanying notes are an integral part of these financial statements.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation
The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003. In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2004 and December 31, 2003, results of operations for the three months ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004 because the Company’s results are primarily generated from a limited number of significant active construction contracts. Therefore, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

(2) Significant Accounting Policies
The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note (1) to such financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company has made no significant change in these policies during 2004.

(3) Stock-Based Compensation
The Company accounts for stock options granted to employees and directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income since all stock options granted by the Company had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. Had the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee and director compensation, there would have been no effect on the reported net income or earnings per share for all of the periods presented.

(4) Cash and Cash Equivalents
Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

Cash and cash equivalents as reported in the accompanying Consolidated Condensed Balance Sheets consist of amounts held by the Company that are available for general corporate purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses. Cash held by construction joint ventures is distributed from time to time to the Company and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by the Company from its construction joint ventures are then available for general corporate purposes. At March 31, 2004 and December 31, 2003, cash and cash equivalents consisted of the following (in thousands):

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(4) Cash and Cash Equivalents (continued)
                                                            March 31,      Dec. 31,
                                                              2004          2003
                                                          -------------  ------------

Corporate cash and cash equivalents (available
  for general corporate purposes)                              $20,215       $33,426

Company's share of joint venture cash and
  cash equivalents (available only for joint venture
  purposes, including future distributions)                     28,517        34,397
                                                          -------------  ------------
                                                               $48,732       $67,823
                                                          =============  ============
 (5) Contingencies and Commitments
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

The joint ventures appealed the judgment to the United States Court of Appeals for the District of Columbia, and on February 16, 1999, the Court of Appeals vacated the District Court's final judgment and ordered the District Court to review its prior findings and hold further hearings in regard to the joint venture's affirmative claims. In addition, the Court of Appeals held that statutory interest on any of the claims will not accrue until final judgment is entered sometime in the future.

On February 28, 2001, a successor District Court Judge informed the parties that he could not certify adequate familiarity with the record to complete the remaining proceedings; therefore, he granted the joint ventures' motion for a new trial. The joint ventures are seeking $28.9 million, plus interest, from WMATA, and WMATA is seeking $29.3 million from the joint ventures. A new trial was completed in January 2002 and a decision is still pending. The ultimate financial impact of the Judge's pending decision is not yet determinable; therefore, no provision for loss, if any, has been recorded in the financial statements.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(5) Contingencies and Commitments (continued)
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

Claims concerning the construction of the MTA projects were tried before a jury in 2001. During trial, the Judge ruled that TSP had failed to comply with the Court's prior discovery orders and the Judge penalized TSP, Tutor-Saliba and Perini for the alleged non-compliance by dismissing all of TSP's claims and by ruling, without a jury finding, that TSP was liable to the MTA for damages on the MTA's counterclaims. The Judge then instructed the jury that TSP was liable to the MTA and charged the jury with the responsibility of determining the amount of the damages based on the Judge's ruling. The jury awarded the MTA approximately $29.6 million in damages.

On March 26, 2002, the Judge amended the award, ordering TSP to pay the MTA an additional $33.4 million in costs and attorney fees, with the aggregate $63.0 million award subject to interest at an annual rate of 10% from the date of the award.

TSP and the other plaintiffs/defendants in the counterclaim have appealed the Judge's discovery sanction, the subsequent jury award and the amended award. The ultimate financial impact of the Judge's ruling and/or the awards is not yet determinable. Therefore, no provision for loss, if any, has been recorded in the financial statements.

(c) City of San Francisco vs. Tutor-Saliba, Perini & Buckley Joint Venture Matter
In November 2002, the San Francisco City Attorney, on behalf of the City and County of San Francisco and the citizens of California, or the Plaintiffs, filed a civil action with a demand for a jury trial against Perini, Tutor-Saliba Corporation, or TSC, the Tutor-Saliba, Perini & Buckley Joint Venture, or TSPB, Buckley & Company, Inc., or Buckley, and their bonding companies in the United States District Court in San Francisco relating to six projects for work on the expansion of the San Francisco International Airport. A second amended complaint was filed in July 2003 which, among other things, added Ronald N. Tutor as a defendant. The joint venture was established by TSC, Perini and Buckley through two joint venture agreements dated October 28, 1996 and February 11, 1997 ("Joint Venture Agreements"). The joint venture had agreements with the Owner to perform work ("Contracts") on only two of the above projects ("Projects") and, as part of those Contracts, the joint venture provided performance and payment bonds to the Owner ("Bonds").

In the second amended complaint, the Plaintiffs allege, among other things, various overcharges, bidding violations, violations of minority contracting regulations, civil fraud and violation of the California and San Francisco False Claims and California Unfair Competition Acts. In addition, the Plaintiffs allege that the defendants have violated the United States Racketeer Influenced Corrupt Organizations Act. The Plaintiffs have asserted $30 million in damages and are seeking treble damages, punitive and exemplary damages, various civil

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(5) Contingencies and Commitments (continued)
(c) City of San Francisco vs. Tutor-Saliba, Perini & Buckley Joint Venture Matter (continued)
penalties and a declaration that TSC and TSPB are irresponsible bidders. On October 3, 2003, the Court granted the defendants' motion to specify damages allegedly sustained for each contract. The defendants' motion to dismiss the Plaintiff's second amended complaint is on file and not yet ruled upon by the Court.

TSC is the managing partner of the joint venture and, in December 1997, Perini sold its entire 20% interest in the joint venture to TSC. As part of that sale agreement, TSC agreed to indemnify Perini from any liability that Perini is required to pay by reason of or arising out of any event or occurrence subsequent to the date of the sale of Perini's interest in the joint venture in any way connected with the Joint Venture Agreements, the Contracts, the Projects and the Bonds. The ultimate financial impact of this action is not yet determinable.

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

Certain of PKC's claims have been presented to a Disputes Review Board, or the DRB, which consists of three construction experts chosen by the parties. To date, the DRB has ruled on a binding basis that PKC is entitled to additional compensation for its contract time delay claim in the amount of $17.4 million. On March 20, 2002, the Superior Court of the Commonwealth of Massachusetts approved PKC's request to have MHD comply with the DRB's $17.4 million award. The MHD has appealed the Superior Court decision to the Appeals Court of the Commonwealth of Massachusetts.

The DRB has also ruled on a binding basis that PKC is entitled to additional compensation awards totaling $17.1 million for impacts and inefficiencies caused by MHD to certain of PKC's work. PKC has filed applications in these actions seeking to confirm the awards and MHD has filed civil actions in Massachusetts Superior Court seeking to vacate these awards.

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

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(5) Contingencies and Commitments (continued)
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

The parties each have revised their statement of damages. RPJV's revised total claim is now approximately $74 million. STP's revised claim is approximately $69.5 million, including its claim for alleged advances already paid.

Arbitration evidentiary hearings are currently in progress. Management has made an estimate of the total anticipated cost recovery on this project and it is included in revenue recorded to date. To the extent new facts become known or the final cost recovery included in the claim settlement varies from this estimate, the impact of the change will be reflected in the financial statements at that time.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(5) Contingencies and Commitments (continued)
(f) $21.25 Preferred Shareholders Class Action Lawsuit
On October 15, 2002, Frederick Doppelt, Arthur I. Caplan and Leland D. Zulch filed a lawsuit individually, and as representatives of a class of holders of the Company's Depositary Shares against certain current and former directors of Perini. This lawsuit is captioned Doppelt, et al. v. Tutor, et al., United States District Court for the District of Massachusetts, No. 02CV12010 (MLW). Mr. Doppelt is a current director of Perini and Mr. Caplan is a former director of Perini. Specifically, the original complaint alleged that the defendants breached their fiduciary duties owed to the holders of the Depositary Shares and to Perini. The plaintiffs principally allege that the defendants improperly authorized the exchange of Series B Preferred Stock for common stock (the "Exchange Transaction") while simultaneously refusing to pay accrued dividends due on the Depositary Shares.

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

In June 2003 the plaintiffs were given leave to file an amended complaint. The amended complaint filed in July 2003 adds an allegation that the defendants have further breached their fiduciary duties by authorizing a tender offer for the purchase of up to 90% of the Depositary Shares and an allegation that the collective actions of the defendants constitute unfair and deceptive business practices under the provisions of the Massachusetts Consumer Protection Act. The amended complaint withdrew the allegation of a breach of fiduciary duty owed to Perini, but retained the allegation with respect to a breach of those duties owed to the holders of the Depositary Shares. Thus, the amended complaint asserted two claims: a breach of fiduciary duty claim and a violation of the Massachusetts Consumer Protection Act (Chapter 93A). The plaintiffs seek damages in an amount not less than $15,937,500, trebled, plus interest, costs, fees and other unspecified punitive and exemplary damages.

On August 29, 2003, the defendants filed a motion to dismiss the amended complaint. The plaintiffs filed an opposition thereto and on October 14, 2003, the defendants filed their reply.

On April 12, 2004, the Court dismissed the claim under the Massachusetts Consumer Protection Act. The Court did not dismiss the claim for breach of fiduciary duty, except as such claim relates to the tender offer for the purchase of the Company's Depositary Shares.

In 2001, a similar lawsuit was filed by some of the same plaintiffs in the United States District Court for the Southern District of New York, which claimed that the Company breached its contract with the holders of Depositary Shares. In 2002, the case was dismissed and upon appeal by the plaintiffs to the United States Court of Appeals for the Second Circuit, the Court of Appeals affirmed the dismissal.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(6) Long-term Debt
In February 2003, the terms of the Company's $45 million credit agreement (the "Credit Agreement") were amended to increase the revolving credit facility from $45 million to $50 million; to extend the term of the Credit Agreement from January 2004 to June 2005; to increase the amount of unborrowed revolving commitment available for letters of credit from $5.0 million to $7.5 million; and to adjust certain financial covenants. Other terms of the Credit Agreement remained the same, including the provision that amounts due in June 2005, if not extended or repaid, convert to a three-year term loan with equal quarterly principal payments. Because of this provision, borrowings under the Credit Agreement are classified as "Long-term Debt" in the accompanying Consolidated Condensed Balance Sheets. On November 5, 2003 and January 31, 2004, the terms of the revolving credit facility were further amended to provide a temporary $20 million increase in the facility, from $50 million to $70 million, until April 30, 2004 to support the procurement requirements of a major project.

(7) (Provision) Credit For Income Taxes
The (provision) credit for income taxes reflects a lower-than-normal tax rate in both 2004 and 2003 due in part to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations. The credit for income taxes in 2003 also includes the recognition of an additional $7.0 million federal tax benefit in accordance with SFAS No. 109, "Accounting for Income Taxes" based on the expectation that the Company will be able to utilize a portion of its net operating loss carryforwards in future years.

(8) Per Share Data
Basic earnings per common share was computed by dividing net income less dividends accrued on the $21.25 Preferred Stock during the period (see Note 9) by the weighted average number of common shares outstanding. Diluted earnings per common share was similarly computed after giving consideration to the dilutive effect of stock options and warrants outstanding on the weighted average number of common shares outstanding.

Options to purchase 3,164,500 shares of Common Stock at prices ranging from $4.50 to $8.66 per share were outstanding at March 31, 2003 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Common Stock. In addition, the effect of the assumed conversion of the Company's Stock Purchase Warrants was antidilutive for the three months ended March 31, 2003, and the effect of the assumed conversion of the Company's outstanding $21.25 Preferred Stock into Common Stock was antidilutive for all periods presented.

(9) Dividends
(a) Common Stock
There were no cash dividends declared or paid on the Company's outstanding Common Stock during the periods presented in the consolidated condensed financial statements included herein.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(9) Dividends (continued)
(b) $21.25 Preferred Stock
The covenants of the Company's prior credit agreements required the Company to suspend the payment of quarterly dividends on its $21.25 Preferred Stock until certain financial criteria were met. While quarterly dividends on the $21.25 Preferred Stock have not been paid since 1995, they have been fully accrued due to the "cumulative" feature of the $21.25 Preferred Stock. On June 9, 2003, the Company completed a tender offer on its $21.25 Preferred Stock whereby the Company purchased 440,627 Depositary Shares. As a result of this transaction, approximately $7.3 million of previously accrued and unpaid dividends was reversed and restored to "Paid-In Surplus" in the Consolidated Condensed Balance Sheets. Accordingly, the aggregate amount of dividends in arrears at March 31, 2004 is approximately $10.1 million, which represents approximately $180.63 per share of $21.25 Preferred Stock or approximately $18.06 per Depositary Share and is included in "Other Long-term Liabilities" in the Consolidated Condensed Balance Sheets. Under the terms of the $21.25 Preferred Stock, the holders of Depositary Shares are entitled to elect two additional Directors when dividends have been deferred for more than six quarters, and they did so at each of the last six annual meetings of stockholders.

(10) Business Segments
The following tables set forth certain business segment information relating to the Company's operations for the three months ended March 31, 2004 and 2003 (in thousands):

Three months ended March 31, 2004
                                                            Reportable Segments
                                          ---------------------------------------------------------
                                                                         Management                                          Consolidated
                                           Building         Civil        Services        Totals          Corporate              Total
                                          ------------   ------------  -------------  -------------    ---------------      ---------------

Revenues                                     $291,438       $ 27,457     $ 161,409       $ 480,304           $      -            $ 480,304
Income from Construction Operations          $  5,473       $    197     $  10,482       $  16,152           $ (2,367) *         $  13,785
Assets                                       $271,731       $203,827     $ 101,884       $ 577,442           $ 42,663  **        $ 620,105

Three months ended March 31, 2003
                                                            Reportable Segments
                                          ---------------------------------------------------------
                                                                         Management                                          Consolidated
                                           Building         Civil        Services        Totals          Corporate              Total
                                          ------------   ------------  -------------  -------------    ---------------      ---------------

Revenues                                     $209,002       $ 45,701     $ 36,557        $ 291,260           $      -            $ 291,260
Income from Construction Operations          $  1,493       $  1,642     $  3,709        $   6,844           $ (1,949) *         $   4,895
Assets                                       $173,551       $199,281     $ 26,075        $ 398,907           $ 57,147  **        $ 456,054

* In all periods, consists of corporate general and administrative expenses.

** In all periods, corporate assets consist principally of cash and cash equivalents, net deferred tax asset, land held for sale and other investments available for general corporate purposes.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(11) Employee Pension Plans
The Company has a defined benefit pension plan that covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The Company also has an unfunded supplemental retirement plan for certain employees whose benefits under the defined benefit plan are reduced because of compensation limitations under federal tax laws. In accordance with SFAS No. 132R, “Employers’ Disclosures About Pensions and Other Post-Retirement Benefits”, the pension disclosure presented below includes aggregated amounts for both of the Company’s plans. The following table sets forth the net pension cost by component for the three months ended March 31, 2004 and 2003 (in thousands):

                                                           For the Three Months
                                                              Ended March 31,
                                                        ----------------------------
                                                             2004           2003
                                                        -------------   ------------

Service cost - benefits earned during the period             $   536        $   456
Interest cost on projected benefit obligation                  1,196          1,169
Expected return on plan assets                                  (968)        (1,136)
Amortization of prior service costs                                9              9
Recognized actuarial loss                                        462            166
                                                        -------------   ------------

Net Pension Cost                                             $ 1,235        $   664
                                                        =============   ============

As previously disclosed in its financial statements for the year ended December 31, 2003, the Company expected to contribute $4.0 million to the pension plan in 2004. On April 1, 2004, the Company made the $4.0 million contribution and does not expect to make further contributions to the pension plan in 2004.

In April 2004, the Company announced that its Board of Directors had decided to freeze all benefit accruals under the Company's pension plan effective June 1, 2004, while preserving the current vested benefits. The Company has not completed the process of evaluating the full financial impact of this decision on its 2004 pension expense and results of operations; however, based on initial evaluation, management believes that the financial impact of this decision will not be material to the Company's 2004 results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Perini Corporation is a leading construction services company, based on revenues, as ranked by Engineering News-Record, offering diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world. We have provided construction services since 1894 and have established a strong reputation within out markets by executing large, complex projects on time and within budget while adhering to strict quality control measures. We offer general contracting, preconstruction planning and comprehensive project management services, including the planning and scheduling of the manpower, equipment, materials and subcontractors required for a project. We also offer self-performed construction services including site work, concrete forming and placement and steel erection.

Our business is conducted through three primary segments: building, civil, and management services. Our building segment focuses on large, complex projects in the hospitality and gaming, sports and entertainment, educational, transportation and healthcare markets. Our civil segment is involved in public works construction primarily in the northeastern United States, including the repair, replacement and reconstruction of the United States public infrastructure such as highways, bridges and mass transit systems. Our management services segment provides diversified construction, design-build and maintenance services to the U.S. military and government agencies as well as power producers, surety companies and multi-national corporations.

Significant Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in Item 15 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Our critical accounting policies are also identified and discussed in Item 7 of said Annual Report on Form 10-K. We have made no significant change in these policies during 2004.

Recent Developments

Move to New York Stock Exchange

In March 2004, we announced that our Common Stock, $1.00 par value, had been cleared for listing on the New York Stock Exchange on April 1, 2004 under its current ticker symbol "PCR". Previously, our Common Stock was listed on the American Stock Exchange. Our $21.25 Convertible Exchangeable Preferred Stock will remain listed on the American Stock Exchange.

Secondary Offering Completed

On April 13, 2004, we completed the pricing of a secondary offering of approximately 5.9 million shares of previously unregistered shares of our Common Stock, $1.00 par value, at $15.00 per share. The shares are being sold by a stockholder group consisting of Blum Capital Partners, L.P., PB Capital Partners, L.P., The Common Fund for Non-Profit Organizations, National Union Fire Insurance Company of Pittsburgh, Pa., a member of American International Group, and The Union Labor Life Insurance Company on behalf of its Separate Account P.

The selling stockholders have granted the underwriters a 30-day option to purchase up to 886,620 additional shares of Common Stock to cover any over-allotments.

Backlog Analysis for 2004 First Quarter

The following table provides an analysis of our backlog by business segment for the three month period ended March 31, 2004.

                                Backlog at         New Business            Revenue               Backlog at
                            December 31, 2003        Awarded              Recognized           March 31, 2004
                           -------------------  -----------------      ---------------       -----------------
                                                             (In thousands)
Building                     $   896,799               $ 303,926           $ (291,438)            $   909,287
Civil                            305,698                   4,239              (27,458)                282,479
Management Services              463,967                 (43,069)            (161,408)                259,490
                           --------------       -----------------      ---------------       -----------------
Total                        $ 1,666,464               $ 265,096           $ (480,304)            $ 1,451,256
                           ==============       =================      ===============       =================
Results of Operations

Comparison of the First Quarter of 2004 with the First Quarter of 2003

Income before taxes increased by $7.2 million, from $4.5 million in 2003 to $11.7 million in 2004, due primarily to an overall increase in revenues. However, net income decreased by $0.2 million, from $11.4 million in 2003 to $11.2 million in 2004, due primarily to the recognition of an additional $7.0 million federal tax benefit in 2003 based on the expectation that we will be able to utilize a portion of our net operating loss carryforwards in future years. In addition, both 2004 and 2003 reflect a lower-than-normal tax rate due to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations.

                                         Revenues for the
                                   Three Months Ended March 31,
                            -------------------------------------------     Increase           %
                                 2004                      2003            (Decrease)        Change
                            ----------------       ----------------      --------------   -----------
                                        (In millions)

Building                       $ 291.4                  $ 209.0            $  82.4           39.4%
Civil                             27.5                     45.7              (18.2)         (39.8%)
Management Services              161.4                     36.6              124.8          341.0%
                            ----------------       ----------------     --------------
Total                          $ 480.3                  $ 291.3            $ 189.0           64.9%
                            ================       ================     ==============

Overall revenues increased by $189.0 million (or 64.9%), from $291.3 million in 2003 to $480.3 million in 2004. This increase was due primarily to an increase in management services revenues of $124.8 million (or 341.0%), from $36.6 million in 2003 to $161.4 million in 2004, and an increase in building revenues of $82.4 million (or 39.4%), from $209.0 million in 2003 to $291.4 million in 2004. The increase in management services revenues is due primarily to the new contracts we were awarded in late 2003 related to the rebuilding of Iraq and Afghanistan and, to a lesser extent, a higher volume of work on power facilities maintenance projects due to a higher number of scheduled plant shutdowns in 2004 to date. The increase in building construction revenues was due primarily to the timing of the start up of new projects in the hospitality and gaming market, particularly in California and Nevada, and reflects the significantly higher building segment backlog entering 2004 as compared to 2003. These increases were partly offset by a decrease in civil construction revenues of $18.2 million (or 39.8%), from $45.7 million in 2003 to $27.5 million in 2004. The decrease in revenues from civil construction operations primarily reflects a decreasing backlog of civil construction work during 2002 and the first half of 2003 as the pace of new contract awards slowed due to a temporary decrease in the number of public works projects available to bid and increased competition from other contractors when bidding on the reduced level of work available.

                                  Income from Construction
                                     Operations for the
                                 Three Months Ended March 31,
                            --------------------------------------       Increase                %
                               2004                   2003              (Decrease)            Change
                            ------------          -------------       ---------------       ------------
                                                  (In millions)

Building                         $  5.5               $ 1.5               $ 4.0                266.7%
Civil                               0.2                 1.6                (1.4)               (87.5%)
Management Services                10.5                 3.7                 6.8                183.8%
                            ------------          -------------       --------------
Subtotal                         $ 16.2               $ 6.8               $ 9.4                138.2%

Less:  Corporate                   (2.4)               (1.9)                0.5                 26.3%
                            ------------          -------------       ---------------
Total                            $ 13.8               $ 4.9               $ 8.9                181.6%
                            ============          =============       ===============

Income from construction operations (excluding corporate) increased by $9.4 million (or 138.2%), from $6.8 million in 2003 to $16.2 million in 2004. Management services income from operations increased by $6.8 million (or 183.8%), from $3.7 million in 2003 to $10.5 million in 2004, due primarily to the increase in management services revenues discussed above partly offset by a lower gross profit margin in 2004. The gross profit margin in 2003 included a profit increase based on favorable cost experience on a fixed price overseas project. Building construction income from operations increased by $4.0 million, from $1.5 million in 2003 to $5.5 million in 2004, due primarily to the increase in building construction revenues discussed above. In addition, building construction income from operations improved due to a $0.4 million decrease in building construction-related general and administrative expenses resulting from the impact of certain cost reduction measures instituted at one business unit during 2003, as well as a higher utilization of personnel on projects as a result of the increased revenues and number of projects in process. Primarily as a result of the decrease in civil construction revenues discussed above, civil construction income from operations decreased by $1.4 million, from $1.6 million in 2003 to $0.2 million in 2004. In addition, civil construction income from operations in 2003 included a substantial profit increase on an infrastructure project as a result of favorable resolution of change orders and claims. Income from operations was negatively impacted by a $0.5 million increase in corporate general and administrative expenses, from $1.9 million in 2003 to $2.4 million in 2004, due primarily to an aggregate increase in several items including corporate incentive compensation and certain corporate insurance premium costs.

Other expense increased by $1.6 million, from $0.2 million in 2003 to $1.8 million in 2004, due primarily to a $0.8 million increase in the amortization of the intangible asset established in conjunction with the accounting for the acquisition of Cummings in January 2003, as well as a $0.8 million increase in expenses related to the secondary stock offering which was initiated in the third quarter of 2003.

The (provision) credit for income taxes reflects a lower-than-normal tax rate in both 2004 and 2003 due in part to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations. The credit for income taxes in 2003 also includes the recognition of an additional $7.0 million federal tax benefit in accordance with SFAS No. 109, “Accounting for Income Taxes” based on the expectation that we will be able to utilize a portion of our net operating loss carryforwards in future years.

Reconciliation of Reported Net Income to Pro Forma Net Income

As mentioned above, our reported net income was $11.2 million and $11.4 million for the three months ended March 31, 2004 and 2003, respectively. Our reported basic earnings per common share were $0.47 and $0.48 for the three months ended March 31, 2004 and

March 31, 2003, respectively. Our reported diluted earnings per share were $0.44 and $0.48 for the three months ended March 31, 2004 and March 31, 2003, respectively. Assuming an effective income tax rate of 38% and also assuming that we completed our 2003 tender offer for our $21.25 Preferred Stock prior to January 1, 2003, pro forma net income for the first quarter of 2004 would have been $7.3 million, as compared to pro forma net income of $2.8 million for the first quarter of 2003. Similarly, pro forma basic earnings per common share for the first quarter of 2004 would have been $0.30, as compared to pro forma basic earnings per common share of $0.11 for the first quarter of 2003. Pro forma diluted earnings per common share for the first quarter of 2004 would have been $0.28, as compared to pro forma diluted earnings per common share of $0.11 for the first quarter of 2003. The reconciliation of reported net income to pro forma net income for the three months ended March 31, 2004 and 2003 is set forth below:

                                                                                  For the Three Months
                                                                                     Ended March 31,
                                                                      ---------------------------------------------
                                                                              2004                    2003
                                                                      ---------------------    --------------------
                                                                         (In thousands, except per share data)

Reported net income                                                           $ 11,221              $ 11,419
Less:  (Provision) credit for income taxes                                        (529)                6,900
                                                                      ---------------------    --------------------
Income before income taxes                                                      11,750                 4,519
Provision for income taxes assuming 38% effective rate                           4,465                 1,717
                                                                      ---------------------    --------------------
Pro forma net income                                                          $  7,285                 2,802

Less: Dividends accrued on Preferred Stock
      assuming the tender offer took place prior to
          January 1, 2003                                                         (297)                 (297)
                                                                      ---------------------    --------------------
Pro forma total available for common stockholders                             $  6,988               $ 2,505
                                                                      =====================    ====================

Pro forma basic earnings per common share                                     $   0.30               $  0.11
                                                                      =====================    ====================

Pro forma diluted earnings per common share                                   $   0.28               $  0.11
                                                                      =====================    ====================

Weighted average common shares outstanding:
Basic                                                                           23,014                22,664
Effect of dilutive stock options and warrants outstanding                        1,879                    14
                                                                      ---------------------    --------------------
Diluted                                                                         24,893                22,678
                                                                      ---------------------    --------------------

To supplement our unaudited consolidated financial statements presented on a generally accepted accounting principles (GAAP) basis, we sometimes use non-GAAP measures of net income, earnings per share and other measures that we believe are appropriate to enhance an overall understanding of our historical financial performance and future prospects. The non-GAAP results, which are adjusted to exclude certain costs, expenses, gains and losses from the comparable GAAP measures, are an indication of our baseline performance before gains, losses or other charges that are considered by management to be outside of our core operating results. These non-GAAP results are among the indicators management uses as a basis for evaluating our financial performance as well as for forecasting future periods. For these reasons, management believes these non-GAAP measures can be useful to investors, potential investors and others. The presentation of this additional information is not meant to be considered in isolation or as a substitute for net income or earnings per share prepared in accordance with GAAP.

Liquidity and Capital Resources

Cash and Working Capital
We have $50 million revolving credit facility (the “Credit Facility”) which is scheduled to expire in June 2005. Amounts due in June 2005, if not extended or repaid, convert to a three-year term loan. In November 2003 and January 2004, the terms of our Credit Facility were amended to provide a temporary $20 million increase in the Credit Facility from $50 million to $70 million until April 30, 2004, to support the procurement requirements of a major project. Management believes that the Credit Facility provides us with the flexibility to provide the working capital needed to support the anticipated growth of our construction activities. At March 31, 2004, we had $57.2 million available to borrow under the Credit Facility.

The Credit Facility requires, among other things, maintaining a minimum working capital ratio, tangible net worth and operating profit levels, and interest coverage minimums. The terms of our Credit Facility also prohibit us from incurring additional indebtedness without the consent of our lenders, other than financing for our corporate headquarters, insurance premiums and construction equipment, and impose limitations on the level of capital expenditures that we may make for a period, as well as the purchase and sale of assets outside of the normal course of business. Our obligations under our Credit Facility are guaranteed by substantially all of our current and future subsidiaries, and secured by substantially all of our and our subsidiaries’ assets, including a pledge of all of the capital stock of our subsidiaries.

Cash and cash equivalents as reported in the accompanying consolidated condensed financial statements consist of amounts held by us as well as our proportionate share of amounts held by construction joint ventures. Cash held by us is available for general corporate purposes while cash held by construction joint ventures is available only for joint venture-related uses. Cash held by construction joint ventures is distributed from time to time to us and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by us from our construction joint ventures are then available for general corporate purposes. At March 31, 2004 and December 31, 2003, cash held by us and available for general corporate purposes was $26.7 million and $33.4 million, respectively, and our proportionate share of cash held by joint ventures and available only for joint venture-related uses was $22.0 million and $34.4 million, respectively.

A summary of cash flows for each of the three month periods ended March 31, 2004 and 2003 is set forth below:

                                               Three Months
                                             Ended March 31,
                                       -----------------------------
                                          2004             2003
                                       ------------     ------------
                                              (In millions)
Cash flows from:
    Operating activities                   $ (31.4)          $ 30.0
    Investing activities                      (1.4)           (11.3)
    Financing activities                      13.7              3.4
                                       ------------     ------------
Net increase (decrease) in cash            $ (19.1)          $ 22.1
Cash at beginning of year                     67.8             47.0
                                       ------------     ------------
Cash at end of period                      $  48.7           $ 69.1
                                       ============     ============

During the first three months of 2004, we used $13.7 million in cash flow from financing activities, primarily from a $12.8 million net increase in debt, and $19.1 million of cash on hand to fund $31.4 million in cash flow used by operating activities, principally to fund working capital requirements, and $1.4 million to fund cash flow used by investing activities, which was primarily used to acquire construction equipment. As a result, our consolidated cash balance decreased by $19.1 million, from $67.8 million at December 31, 2003 to $48.7 million at March 31, 2004.

Working capital increased from $125.4 million at the end of 2003 to $153.5 million at March 31, 2004. The current ratio increased slightly, from 1.31x to 1.36x during the same period.

The amount of unbilled work decreased by $18.6 million, from $116.6 million at December 31, 2003 to $98.0 million at March 31, 2004, due primarily to the timing of certain contract billings and, to a lesser extent, the resolution of certain unapproved change orders and claim related items.

Long-term Debt
Long-term debt at March 31, 2004 was $19.1 million, an increase of $10.6 million from December 31, 2003, due primarily to a higher borrowing level on our Credit Facility. The long-term debt to equity ratio was .14x at March 31, 2004, compared to .07x at December 31, 2003.

Dividends
There were no cash dividends declared or paid on our outstanding Common Stock during the periods presented herein.

The covenants in our prior credit agreements required us to suspend the payment of quarterly dividends on our $21.25 Preferred Stock until certain financial criteria were met. While quarterly dividends on the $21.25 Preferred Stock have not been paid since 1995, they have been fully accrued due to the "cumulative" feature of the $21.25 Preferred Stock. The aggregate amount of dividends in arrears is approximately $10.1 million as of March 31, 2004.

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

Forward-looking Statements

The statements contained in this Management's Discussion and Analysis of the Consolidated Condensed Financial Statements and other sections of this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company's or our management's expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules; the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings; the availability of borrowed funds on terms acceptable to us; the ability to retain certain members of management; the ability to obtain surety bonds to secure our performance under certain construction contracts; possible labor disputes or work stoppages within the construction industry; changes in federal and state appropriations for infrastructure projects; possible changes or developments in worldwide or domestic political, social, economic, business, industry, market and regulatory conditions or circumstances; and actions taken or not taken by third parties including our customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials; and other risks and uncertainties discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 11, 2004. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company's exposure to market risk as described in the Company's annual report on Form 10-K, Item 7A., since December 31, 2003.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us and, although we have designed our disclosure controls and procedures to address the geographic diversity of our operations, this diversity inherently may limit the effectiveness of those controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Part II. - Other Information

Item 1. Legal Proceedings

        $21.25 Preferred Shareholders Class Action Lawsuit
        On October 15, 2002, Frederick Doppelt, Arthur I. Caplan and Leland D. Zulch filed a lawsuit individually, and as representatives of a class of holders of the Company's Depositary Shares against certain current and former directors of Perini.  This lawsuit is captioned Doppelt, et al. v.
        Tutor, et al., United States District Court for the District of Massachusetts, No. 02CV12010 (MLW).
        Mr. Doppelt is a current director of Perini and Mr. Caplan is a former director of Perini.  Specifically, the original complaint alleged that the defendants breached their fiduciary duties owed to the holders of the Depositary Shares and to Perini. The plaintiffs principally allege that the defendants improperly authorized the exchange of Series B Preferred Stock for common stock (the "Exchange
        Transaction") while simultaneously refusing to pay accrued dividends due on the Depositary Shares.

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
        Thus, the amended complaint asserted two claims:  a breach of fiduciary duty claim and a violation of the
        Massachusetts Consumer Protection Act (Chapter 93A).  The plaintiffs seek damages in an amount not less than $15,937,500, trebled, plus interest, costs, fees and other unspecified punitive and exemplary damages.

        On August 29, 2003, the defendants filed a motion to dismiss the amended complaint. The plaintiffs filed an opposition thereto and on October 14, 2003, the defendants filed their reply.

        On April 12, 2004, the Court dismissed the claim under the Massachusetts Consumer Protection Act.
        The Court did not dismiss the claim for breach of fiduciary duty, except as such claim relates to the tender offer for the purchase of the Company's Depositary Shares.

        In 2001, a similar lawsuit was filed by some of the same plaintiffs in the United States District Court for the Southern District of New York, which claimed that the Company breached its contract with the holders of Depositary Shares. In 2002, the case was dismissed and upon appeal by the plaintiffs to the United States Court of Appeals for the Second Circuit, the Court of Appeals affirmed the dismissal.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)     None

(b)     None

(c)     None

(d)     Not applicable

(e)     Not applicable

Item 3. Defaults Upon Senior Securities

(a)     None

(b)     In accordance with the covenants of certain prior credit agreements, the Company was required to suspend the payment of quarterly dividends on its $21.25 Convertible Exchangeable Preferred Stock
        ("$21.25 Preferred Stock") until certain financial criteria were met.  Although the financial criteria were satisfied as of December 31, 2000, the Company has not paid dividends on the $21.25
        Preferred Stock since 1995.  While the Company's most recent Credit Facility does not currently restrict such dividends, the Board of Directors does not believe that it is proper or prudent to pay or commit to pay dividends on the $21.25 Preferred Stock for the foreseeable future based on the
        Company's other working capital requirements. See additional comments under "Liquidity and
        Capital Resources" on pages 19 to 20 of this Quarterly Report.  As of March 31, 2004, the aggregate amount of dividends in arrears is approximately $10.1 million, which represents approximately $180.63 per share of $21.25 Preferred Stock or approximately $18.06 per
        Depositary Share.  While these dividends have not been declared or paid, they have been fully accrued in accordance with the "cumulative" feature of the $21.25 Preferred Stock.

Item 4. Submission of Matters to a Vote of Security Holders

(a)     None

(b)     Not applicable

(c)     Not applicable

(d)     Not applicable

Item 5. Other Information

(a)     None

(b)     None

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit 31.1      Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley
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

Exhibit 32.1      Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As
                  Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith.

Exhibit 32.2      Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As
                  Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith.

(b)       Reports on Form 8-K

          A Form 8-K was furnished on February 12, 2004 that reported under Items 7 and 12, that the
          Company issued a press release announcing its financial results for the year ended December 31,
          2003 and furnished the press release as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Perini Corporation
                               Registrant

Date: May 7, 2004              /s/Michael E. Ciskey
                               Michael E. Ciskey, Vice President and Chief Financial Officer
                               Duly Authorized Officer and Principal Accounting Officer