Form 10-Q
period 2004-06-30
PERINI CORP
filed 2004-08-06
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares of Common Stock, $1.00 par value per share, of registrant outstanding at August 4, 2004 was 23,258,501.

                                          PERINI CORPORATION & SUBSIDIARIES

                                                        INDEX

                                                                                                        Page Number
Part I. -      Financial Information:

               Item 1.    Financial Statements (Unaudited)

                          Consolidated Condensed Balance Sheets-                                             3
                          June 30, 2004 and December 31, 2003

                          Consolidated Condensed Statements of Income -                                      4
                          Three Months and Six Months ended June 30, 2004 and 2003

                          Consolidated Condensed Statements of Cash Flows  -                                 5
                          Six Months ended June 30, 2004 and 2003

                          Notes to Consolidated Condensed Financial Statements                               6 - 14

               Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                          Operations                                                                        15 - 23

               Item 3.    Quantitative and Qualitative Disclosures About Market Risk                         24

               Item 4.    Controls and Procedures                                                            24

Part II. -     Other Information:

               Item 1.     Legal Proceedings                                                                 25

               Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of
                           Equity Securities                                                                 25

               Item 3.     Defaults Upon Senior Securities                                                   26

               Item 4.     Submission of Matters to a Vote of Security Holders                               26 - 27

               Item 5.     Other Information                                                                 27

               Item 6.     Exhibits and Reports on Form 8-K                                                  27

               Signatures                                                                                    28

Part I. – Financial Information

Item 1. Financial Statements (Unaudited)

                                            PERINI CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                                      JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003
                                                      (In Thousands)

                                          ASSETS                                                 JUNE 30,       DEC. 31,
                                                                                                   2004           2003
                                                                                               -------------  --------------

Cash and Cash Equivalents (Note 4)                                                                $  89,327       $  67,823
Accounts Receivable, including retainage                                                            382,933         328,025
Unbilled Work                                                                                       104,677         116,572
Deferred Tax Asset                                                                                   10,685          10,844
Other Current Assets                                                                                  3,703           2,479
                                                                                               -------------  --------------
     Total Current Assets                                                                         $ 591,325       $ 525,743
                                                                                               -------------  --------------

Property and Equipment, less Accumulated Depreciation of $20,532 in 2004 and
$22,125 in 2003                                                                                   $  17,847       $  16,598
                                                                                               -------------  --------------

Goodwill                                                                                          $  12,678       $  14,007
                                                                                               -------------  --------------

Other Assets                                                                                      $  10,987       $   9,095
                                                                                               -------------  --------------

                                                                                                  $ 632,837       $ 565,443
                                                                                               =============  ==============
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Maturities of Long-term Debt (Note 6)                                                     $   2,015       $     490
Accounts Payable, including retainage                                                               361,845         318,448
Deferred Contract Revenue                                                                            50,780          48,431
Accrued Expenses                                                                                     24,694          32,977
                                                                                               -------------  --------------
     Total Current Liabilities                                                                    $ 439,334       $ 400,346
                                                                                               -------------  --------------

Long-term Debt, less current maturities included above (Note 6)                                   $   9,003       $   8,522
                                                                                               -------------  --------------

Other Long-term Liabilities (Note 9)                                                              $  38,090       $  36,015
                                                                                               -------------  --------------

Contingencies and Commitments (Note 5)

Stockholders' Equity:
  Preferred Stock                                                                                 $      56       $      56
  Series A Junior Participating Preferred Stock                                                           -               -
  Stock Purchase Warrants                                                                             1,965           2,233
  Common Stock                                                                                       23,270          22,946
  Paid-In Surplus                                                                                    94,156          90,296
  Retained Earnings                                                                                  52,810          30,007
  Less - Treasury Stock                                                                                (965)           (965)
                                                                                               -------------  --------------
                                                                                                  $ 171,292       $ 144,573
  Accumulated Other Comprehensive Loss                                                              (24,882)        (24,013)
                                                                                               -------------  --------------
     Total Stockholders' Equity                                                                   $ 146,410       $ 120,560
                                                                                               -------------  --------------

                                                                                                  $ 632,837       $ 565,443
                                                                                               =============  ==============

The accompanying notes are an integral part of these financial statements.

                                               PERINI CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                         (In Thousands, Except Share and Per Share Data)

                                                                           THREE MONTHS                       SIX MONTHS
                                                                          ENDED JUNE 30,                    ENDED JUNE 30,
                                                                  -------------------------------    ------------------------------

                                                                      2004             2003              2004             2003
                                                                  --------------   --------------    --------------   -------------

Revenues (Note 10)                                                    $ 495,808        $ 286,336         $ 976,112       $ 577,596

Cost of Operations                                                      472,077          271,966           928,853         549,523
                                                                  --------------   --------------    --------------   -------------

Gross Profit                                                          $  23,731        $  14,370         $  47,259       $  28,073

General and Administrative Expenses                                       9,065            9,864            18,808          18,672
                                                                  --------------   --------------    --------------   -------------

INCOME FROM CONSTRUCTION OPERATIONS (Note 10)                         $  14,666        $   4,506         $  28,451       $   9,401

Other Expense, Net                                                       (1,407)            (108)           (3,251)           (282)

Interest Expense                                                           (117)            (255)             (308)           (457)
                                                                  --------------   --------------    --------------   -------------

Income before Income Taxes                                            $  13,142        $   4,143         $  24,892       $   8,662

(Provision) Credit for Income Taxes (Note 7)                               (966)            (525)           (1,495)          6,375
                                                                  --------------   --------------    --------------   -------------

NET INCOME                                                            $  12,176        $   3,618         $  23,397       $  15,037
                                                                  ==============   ==============    ==============   =============

Less:  Accrued Dividends on $21.25 Preferred Stock (Note 9)                (297)            (517)             (594)         (1,048)
Plus:  Reversal of Accrued Dividends on $21.25 Preferred Stock
          based on results of June 2003 tender offer (Note 9)                 -            6,658                 -           6,658
                                                                  --------------   --------------    --------------   -------------

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS                          $  11,879        $   9,759         $  22,803       $  20,647
                                                                  ==============   ==============    ==============   =============

BASIC EARNINGS PER COMMON SHARE (Note 8)                              $    0.51        $    0.43         $    0.99       $    0.91
                                                                  ==============   ==============    ==============   =============

DILUTED EARNINGS PER COMMON SHARE (Note 8)                            $    0.48        $    0.41         $    0.91       $    0.89
                                                                  ==============   ==============    ==============   =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 8):
  BASIC                                                              23,202,323       22,707,487        23,108,128      22,685,931
                                                                  --------------   --------------    --------------   -------------
  DILUTED                                                            24,968,477       23,530,252        24,930,902      23,104,336
                                                                  --------------   --------------    --------------   -------------

The accompanying notes are an integral part of these financial statements.

                                      PERINI CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                                (In Thousands)

                                                                                            SIX MONTHS
                                                                                          ENDED JUNE 30,
                                                                                    ----------------------------
                                                                                       2004            2003
                                                                                    ------------   -------------

Cash Flows from Operating Activities:
  Net income                                                                           $ 23,397       $  15,037
  Adjustments to reconcile net income to net cash from operating activities:
       Depreciation and amortization                                                      2,838           1,667
       Cash used by changes in components of working capital other
         than cash, current maturities of long-term debt and deferred tax asset          (5,652)         (4,656)
       Net deferred tax asset                                                               238          (7,000)
       Other long-term liabilities                                                           79            (123)
  Other non-cash items, net                                                                (615)            (34)
                                                                                    ------------   -------------

    NET CASH PROVIDED FROM OPERATING ACTIVITIES                                        $ 20,285       $   4,891
                                                                                    ------------   -------------

Cash Flows from Investing Activities:
  Acquisition of James A. Cummings, Inc., net of cash balance acquired                 $      -       $  (8,613)
  Acquisition of property and equipment                                                  (2,792)         (3,508)
  Proceeds from sale of property and equipment                                              858             178
  Proceeds from land held for sale, net                                                     423             778
  Proceeds from sale of marketable securities                                                 -             380
  Proceeds from other investing activities                                                  108              80
                                                                                    ------------   -------------

    NET CASH USED BY INVESTING ACTIVITIES                                              $ (1,403)      $ (10,705)
                                                                                    ------------   -------------

Cash Flows from Financing Activities:
  Proceeds from long-term debt                                                         $  2,247       $  14,858
  Reduction of long-term debt                                                              (241)           (227)
  Purchase of Preferred Stock pursuant to Tender Offer (Note 9)                               -         (10,315)
  Proceeds from exercise of common stock options and stock purchase warrants              1,463             495
  Expenditure for stock registration                                                       (847)              -
                                                                                    ------------   -------------

    NET CASH PROVIDED FROM FINANCING ACTIVITIES                                        $  2,622       $   4,811
                                                                                    ------------   -------------

Net Increase (Decrease) in Cash                                                        $ 21,504       $  (1,003)
Cash at Beginning of Year                                                                67,823          47,031
                                                                                    ------------   -------------

Cash at End of Period                                                                  $ 89,327       $  46,028
                                                                                    ============   =============

Supplemental Disclosure of Cash Paid During the Period For:
  Interest                                                                             $    307       $     470
                                                                                    ============   =============
  Income taxes                                                                         $  1,280       $     891
                                                                                    ============   =============

The accompanying notes are an integral part of these financial statements.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation
The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003. In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2004 and December 31, 2003, results of operations for the three month and six month periods ended June 30, 2004 and 2003, and cash flows for the six month periods ended June 30, 2004 and 2003. The results of operations for the six month period ended June 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004 because the Company’s results are primarily generated from a limited number of significant active construction contracts. Therefore, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

(2) Significant Accounting Policies
The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note (1) to such financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company has made no significant change in these policies during 2004.

(3) Stock-Based Compensation
The Company accounts for stock options granted to employees and directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income since all stock options granted by the Company had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. Had the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee and director compensation, there would have been no effect on the reported net income or earnings per share for all of the periods presented herein.

(4) Cash and Cash Equivalents
Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

Cash and cash equivalents as reported in the accompanying Consolidated Condensed Balance Sheets consist of amounts held by the Company that are available for general corporate purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses. Cash held by construction joint ventures is distributed from time to time to the Company and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by the Company from its construction joint ventures are then available for general corporate purposes. At June 30, 2004 and December 31, 2003, cash and cash equivalents consisted of the following (in thousands):

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(4) Cash and Cash Equivalents (continued)

                                                              June 30,          Dec. 31,
                                                                2004              2003
                                                          ---------------    --------------
Corporate cash and cash equivalents (available
  for general corporate purposes)                          $    59,441        $    33,426

Company's share of joint venture cash and
  cash equivalents (available only for joint venture
  purposes, including future distributions)                     29,886             34,397
                                                          ---------------    --------------
                                                           $    89,327        $    67,823
                                                          ===============    ==============

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

(c) City of San Francisco vs. Tutor-Saliba, Perini & Buckley Joint Venture Matter
In November 2002, the San Francisco City Attorney, on behalf of the City and County of San Francisco and the citizens of California, filed a civil action with a demand for a jury trial against Perini, Tutor-Saliba Corporation, or TSC, the Tutor-Saliba, Perini & Buckley Joint Venture, Buckley & Company, Inc., or Buckley, and their bonding companies in the United States District Court in San Francisco relating to seven projects for work on the expansion of the San Francisco International Airport. A second amended complaint was filed in July 2003 which, among other things, added Ronald N. Tutor as a defendant. The joint venture was established by TSC, Perini and Buckley through two joint venture agreements dated October 28, 1996 and February 11, 1997 ("Joint Venture Agreements"). The joint venture had agreements with the Owner to perform work ("Contracts") on only two of the above projects ("Projects") and, as part of those Contracts, the joint venture provided performance and payment bonds to the Owner ("Bonds").

On or about May 24, 2004, the Court granted substantial portions of the defendants' motion to dismiss the plantiffs' second amended complaint with leave to amend certain causes of action. On June 21, 2004, the plaintiffs filed their third amended complaint. In the third amended complaint, the plaintiffs allege, among other things, various overcharges, bidding violations, violations of minority contracting regulations, civil fraud, violations of the California False Claims and Unfair Competition Acts and breach of contract. In addition, the plaintiffs

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(5) Contingencies and Commitments (continued)
(c) City of San Francisco vs. Tutor-Saliba, Perini & Buckley Joint Venture Matter (continued)
allege that the defendants have violated the United States Racketeer Influenced Corrupt Organizations Act. The plaintiffs have asserted approximately $45 million in actual damages against the joint venture and each of its partners as well as substantial liquidated damages, treble damages, punitive and exemplary damages, various civil penalties and a declaration that TSC and the joint venture are irresponsible bidders. The defendants intend to file a motion to dismiss the third amended complaint.

TSC is the managing partner of the joint venture and, in December 1997, Perini sold its entire 20% interest in the joint venture to TSC. As part of that sale agreement, TSC agreed to indemnify Perini from any liability that Perini is required to pay by reason of or arising out of any event or occurrence subsequent to the date of the sale of Perini's interest in the joint venture in any way connected with the Joint Venture Agreements, the Contracts, the Projects and the Bonds. It is unclear based on the plaintiffs' current complaint whether the claims against the joint venture arise out of events that occurred subsequent to the date of the sale of Perini's interest. The ultimate financial impact of this action is not yet determinable.

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

The parties each have revised their statement of damages. RPJV's total claim is approximately $74.0 million. STP's revised claim is now approximately $54.5 million, including its claim for alleged advances already paid.

Arbitration evidentiary hearings have commenced. Management has made an estimate of the anticipated total cost recovery on this project and it is included in revenue recorded to date.

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

In July 2003, the plaintiffs filed an amended complaint. The amended complaint added an allegation that the defendants further breached their fiduciary duties by authorizing a tender offer for the purchase of up to 90% of the Depositary Shares and an allegation that the collective actions of the defendants constitute unfair and deceptive business practices under the provisions of the Massachusetts Consumer Protection Act. The amended complaint withdrew the allegation of a breach of fiduciary duty owed to Perini, but retained the allegation with respect to a breach of those duties owed to the holders of the Depositary Shares.

On April 12, 2004, pursuant to defendants' motion to dismiss, the Court dismissed the claim under the Massachusetts Consumer Protection Act. The Court did not dismiss the claim for breach for fiduciary duty, except as such claim relates to the tender offer for the purchase of Perini's Depositary Shares. Pursuant to the Court's April 12, 2004 Order, in May 2004 the plaintiffs filed a third amended complaint and thereafter filed a motion for class certification. The plaintiffs seek damages in an amount not less than $10 million, plus interest, costs, fees and other unspecified damages.

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

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(7) (Provision) Credit For Income Taxes
The (provision) credit for income taxes reflects a lower-than-normal tax rate in both 2004 and 2003 due in part to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations. The credit for income taxes for the six months ended June 30, 2003 also includes the recognition of an additional $7.0 million federal tax benefit in accordance with SFAS No. 109, "Accounting for Income Taxes" based on the expectation that the Company will be able to utilize a portion of its net operating loss carryforwards in future years.

(8) Per Share Data
Basic earnings per common share was computed by dividing net income less dividends accrued on the $21.25 Preferred Stock during all periods presented plus the reversal in the second quarter of 2003 of dividends on the $21.25 Preferred Stock previously accrued but no longer required based on the results of the tender offer completed in 2003 (see Note 9) by the weighted average number of common shares outstanding. Diluted earnings per common share was similarly computed after giving consideration to the dilutive effect of stock options and warrants outstanding on the weighted average number of common shares outstanding.

Options to purchase 380,000 shares of Common Stock at prices ranging from $6.85 to $8.66 per share were outstanding at June 30, 2003 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Common Stock. In addition, the effect of the assumed conversion of the Company's Stock Purchase Warrants was antidilutive for the three month and six month periods ended June 30, 2003, and the effect of the assumed conversion of the Company's outstanding $21.25 Preferred Stock into Common Stock was antidilutive for all periods presented.

(9) Dividends
(a) Common Stock
There were no cash dividends declared or paid on the Company's outstanding Common Stock during the periods presented in the consolidated condensed financial statements included herein.

(b) $21.25 Preferred Stock
The covenants of the Company's prior credit agreements required the Company to suspend the payment of quarterly dividends on its $21.25 Preferred Stock until certain financial criteria were met. While quarterly dividends on the $21.25 Preferred Stock have not been paid since 1995, they have been fully accrued due to the "cumulative" feature of the $21.25 Preferred Stock. In 2003, the Company completed a tender offer on its $21.25 Preferred Stock whereby the Company purchased 440,627 Depositary Shares. As a result of this transaction, approximately $7.3 million of previously accrued and unpaid dividends was reversed and restored to "Paid-In Surplus" in the Consolidated Condensed Balance Sheets. Accordingly, the aggregate amount of dividends in arrears at June 30, 2004 is approximately $10.4 million, which represents approximately $185.94 per share of $21.25 Preferred Stock or approximately $18.59 per Depositary Share and is included in "Other Long-term Liabilities" in the Consolidated Condensed Balance Sheets. Under the terms of the $21.25 Preferred Stock, the holders of Depositary Shares are entitled to elect two additional Directors when dividends have been deferred for more than six quarters, and they did so at each of the last seven annual meetings of stockholders.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(10) Business Segments
The following tables set forth certain business segment information relating to the Company's operations for the three month and six month periods ended June 30, 2004 and 2003 (in thousands):

Six months ended June 30, 2004
                                                                  Reportable Segments
                                               ----------------------------------------------------------
                                                                               Management                                         Consolidated
                                                 Building        Civil         Services        Totals           Corporate             Total
                                               -------------  -------------  --------------  ------------    ----------------    ----------------

Revenues                                           $661,510      $  63,805     $ 250,797        $976,112            $      -           $ 976,112
Income from Construction Operations                $ 14,682      $   1,229     $  17,067        $ 32,978            $ (4,527) *        $  28,451
Assets                                             $314,719      $ 212,139     $  23,242        $550,100            $ 82,737  **       $ 632,837

Six months ended June 30, 2003
                                                                  Reportable Segments
                                               ----------------------------------------------------------
                                                                               Management                                         Consolidated
                                                 Building        Civil         Services        Totals           Corporate             Total
                                               -------------  -------------  --------------  ------------    ----------------    ----------------

Revenues                                           $415,013      $  91,258      $ 71,325        $577,596            $      -           $ 577,596
Income from Construction Operations                $  4,482      $   1,858      $  7,375        $ 13,715            $ (4,314) *        $   9,401
Assets                                             $187,346      $ 198,984      $ 24,120        $410,450            $ 38,979  **       $ 449,429

Three months ended June 30, 2004
                                                                  Reportable Segments
                                               ----------------------------------------------------------
                                                                               Management                                         Consolidated
                                                 Building        Civil         Services        Totals           Corporate             Total
                                               -------------  -------------  --------------  ------------    ----------------    ----------------

Revenues                                           $370,072       $ 36,348      $ 89,388        $495,808            $      -           $ 495,808
Income from Construction Operations                $  9,209       $  1,032      $  6,585        $ 16,826            $ (2,160) *        $  14,666

Three months ended June 30, 2003
                                                                  Reportable Segments
                                               ----------------------------------------------------------
                                                                               Management                                         Consolidated
                                                 Building        Civil         Services        Totals           Corporate             Total
                                               -------------  -------------  --------------  ------------    ----------------    ----------------

Revenues                                           $206,011       $ 45,557      $ 34,768        $286,336            $      -           $ 286,336
Income from Construction Operations                $  2,989       $    216      $  3,666        $  6,871            $ (2,365) *        $   4,506

* In all periods, consists of corporate general and administrative expenses.

** In all periods, corporate assets consist principally of cash and cash equivalents, net deferred tax asset, land held for sale and other investments available for general corporate purposes.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(11) Employee Pension Plans
The Company has a defined benefit pension plan that covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The Company also has an unfunded supplemental retirement plan for certain employees whose benefits under the defined benefit plan are reduced because of compensation limitations under federal tax laws. In accordance with SFAS No. 132R, “Employers’ Disclosures About Pensions and Other Post-Retirement Benefits”, the pension disclosure presented below includes aggregated amounts for both of the Company’s plans. The following table sets forth the net pension cost by component for the three month and six month periods ended June 30, 2004 and 2003 (in thousands):

                                                         For the Three Months       For the Six Months
                                                            Ended June 30,            Ended June 30,
                                                        -----------------------   ------------------------
                                                           2004         2003         2004          2003
                                                        ----------   ----------   ----------    ----------

Service cost - benefits earned during the period          $   535      $   458      $ 1,071       $   914
Interest cost on projected benefit obligation               1,196        1,168        2,392         2,337
Expected return on plan assets                               (967)      (1,137)      (1,935)       (2,273)
Amortization of prior service costs                             9            9           18            18
Recognized actuarial loss                                     463          167          925           333
                                                        ----------   ----------   ----------    ----------

Net Pension Cost                                          $ 1,236        $ 665      $ 2,471       $ 1,329
                                                        ==========   ==========   ==========    ==========

As previously disclosed in its financial statements for the year ended December 31, 2003, the Company expected to contribute $4.0 million to the pension plan in 2004. On April 1, 2004, the Company made the $4.0 million cash contribution and does not plan to make any further contributions to the pension plan in 2004.

Effective June 1, 2004, all benefit accruals under the Company’s pension plan were frozen; however, current vested benefits will be preserved. The Company has evaluated the financial impact of this decision on its 2004 pension expense and results of operations and believes that the financial impact will not be material.

In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, a one-time charge of $0.2 million was recorded in the second quarter of 2004. In addition, based upon a re-evaluation of the funded status of the Company’s pension plans as of June 1, 2004, the Company recorded a $0.9 million increase, net of tax, in accumulated other comprehensive loss attributable to the change in the additional minimum pension liability recognized pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Perini Corporation is a construction services company offering diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world. We have provided construction services since 1894 and have established a strong reputation within out markets by executing large, complex projects on time and within budget while adhering to strict quality control measures. We offer general contracting, preconstruction planning and comprehensive project management services, including the planning and scheduling of the manpower, equipment, materials and subcontractors required for a project. We also offer self-performed construction services including site work, concrete forming and placement and steel erection.

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

Recent Developments

Move to New York Stock Exchange

On April 1, 2004, our common stock, $1.00 par value, began trading on the New York Stock Exchange under the ticker symbol “PCR”. Previously, our common stock was listed on the American Stock Exchange. Our $21.25 Convertible Exchangeable Preferred Stock remains listed on the American Stock Exchange.

Secondary Offering Completed

On April 13, 2004, we completed a secondary offering of approximately 5.9 million shares of our common stock at $15.00 per share. The shares were sold by a stockholder group consisting of Blum Capital Partners, L.P., PB Capital Partners, L.P., The Common Fund for Non-Profit Organizations, National Union Fire Insurance Company of Pittsburgh, Pa., a member of American International Group, and The Union Labor Life Insurance Company acting on behalf of its Separate Account P. We did not receive any proceeds of the offering.

Resale Registration Statement

On July 13, 2004, we filed a shelf registration statement with the Securities and Exchange Commission to register the resale of approximately 11.4 million shares of our common stock held by certain existing stockholders. The selling stockholders consist of Tutor-Saliba Corporation, National Union Fire Insurance Company of Pittsburgh, Pa., a member of American International Group, Inc., O&G Industries, Inc., Blum Capital Partners, L.P., PB Capital Partners, L.P., and the Union Labor Life Insurance Company acting on behalf of its Separate Account P. We will not receive any proceeds from the sales of these securities by the selling stockholders.

Backlog Analysis for 2004

The following table provides an analysis of our backlog by business segment for the six month period ended June 30, 2004.

                                      Backlog at        New Business          Revenue             Backlog at
                                  December 31, 2003       Awarded           Recognized          June 30, 2004
                                  -----------------   -----------------    --------------     ------------------
                                                                (In thousands)
Building                             $   896,799             $ 539,840        $ (661,510)           $   775,129
Civil                                    305,698                10,725           (63,805)               252,618
Management Services                      463,967                47,683          (250,797)               260,853
                                -----------------     -----------------    --------------     ------------------
Total                                $ 1,666,464             $ 598,248        $ (976,112)           $ 1,288,600
                                =================     =================    ==============     ==================

Results of Operations

Comparison of the Second Quarter of 2004 with the Second Quarter of 2003

Net income increased by $8.6 million, from $3.6 million in 2003 to $12.2 million in 2004, due primarily to the increase in revenues discussed below. In addition, both 2004 and 2003 reflect a lower-than-normal tax rate due to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations.

                                      Revenues for the
                                 Three Months Ended June 30,
                            --------------------------------------      Increase          %
                                2004                   2003            (Decrease)       Change
                            --------------        ----------------   --------------   -----------
                                                    (In millions)

Building                          $ 370.1              $ 206.0           $ 164.1          79.7%
Civil                             $  36.3              $  45.5           $  (9.2)        (20.2)%
Management Services               $  89.4              $  34.8           $  54.6         156.9%
                            --------------        ----------------   -------------
Total                             $ 495.8              $ 286.3           $ 209.5          73.2%
                            ==============        ================   =============

Overall revenues increased by $209.5 million (or 73.2%), from $286.3 million in 2003 to $495.8 million in 2004. This increase was due primarily to an increase in building revenues of $164.1 million (or 79.7%), from $206.0 million in 2003 to $370.1 million in 2004, and an increase in management services revenues of $54.6 million (or 156.9%), from $34.8 million in 2003 to $89.4 million in 2004. The increase in building construction revenues was due primarily to the timing of the start up of new projects in the hospitality and gaming market, particularly in California and Nevada, and reflects the significantly higher building segment backlog entering 2004 compared to 2003. The increase in management services revenues is due primarily to the new contracts we were awarded in late 2003 related to the rebuilding of Iraq and Afghanistan. These increases were partly offset by a decrease in civil construction revenues of $9.2 million (or 20.2%), from $45.5 million in 2003 to $36.3 million in 2004. The decrease in revenues from civil construction operations primarily reflects a decreasing backlog of civil construction work as the pace of new contract awards slowed due to a temporary decrease in the number of public works projects available to bid and increased competition from other contractors.

                                      Income from Construction
                                         Operations for the
                                     Three Months Ended June 30,
                                --------------------------------------       Increase            %
                                      2004                 2003             (Decrease)         Change
                                -----------------    -----------------    ---------------   -------------
                                                       (In millions)

Building                              $ 9.2                $ 3.0             $  6.2           2.06.7%
Civil                                   1.0                  0.2                0.8            400.0%
Management Services                     6.6                  3.7                2.9             78.4%
                                -----------------    -----------------    ---------------
Subtotal                             $ 16.8                $ 6.9             $  9.9            143.5%

Less:  Corporate                       (2.1)                (2.4)              (0.3)           (12.5)%
                                -----------------    -----------------    ---------------
Total                                $ 14.7                $ 4.5             $ 10.2            226.7%
                                =================    =================    ===============

Income from construction operations (excluding corporate) increased by $9.9 million (or 143.5%), from $6.9 million in 2003 to $16.8 million in 2004. Building construction income from operations increased by $6.2 million (or 206.7%), from $3.0 million in 2003 to $9.2 million in 2004, due primarily to the increase in revenues discussed above. In addition, building construction income from operations improved due to a $1.1 million decrease in building construction-related general and administrative expenses as one business unit benefited from the impact of certain cost reduction measures instituted during 2003, as well as a greater ability to utilize personnel on projects as a result of the increased number of projects in process. Management services income from operations increased by $2.9 million (or 78.4%), from $3.7 million in 2003 to $6.6 million in 2004, due primarily to the increase in revenues discussed above partly offset by lower gross profit margins in 2004 on projects currently in process. Despite the decrease in revenues discussed above, civil construction income from operations increased by $0.8 million, from $0.2 million in 2003 to $1.0 million in 2004, due primarily to an increase in gains realized from the sale of equipment.

Other expense increased by $1.3 million, from an expense of $0.1 million in 2003 to an expense of $1.4 million in 2004, due primarily to a $0.7 million increase in expenses related to the secondary stock offering completed on April 8, 2004, as well as a $0.2 million increase in the amortization of the intangible asset established in conjunction with the accounting for the acquisition of Cummings in January 2003. Also, in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, we recorded a one-time charge of $0.2 million in the second quarter of 2004 due to the decision to freeze all benefit accruals under our defined benefit pension plan effective June 1, 2004.

The provision for income taxes reflects a lower-than-normal tax rate in both 2004 and 2003 due to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations.

Pro Forma Net Income

As mentioned above, our reported net income was $12.2 million and $3.6 million for the three months ended June 30, 2004 and 2003, respectively. Our reported basic earnings per common share were $0.51 and $0.43 for the three months ended June 30, 2004 and 2003, respectively. Our reported diluted earnings per common share were $0.48 and $0.41 for the three months ended June 30, 2004 and 2003, respectively. Assuming an effective income tax rate of 38% and also assuming that we completed our 2003 tender offer for our $21.25 Preferred Stock prior to January 1, 2003, pro forma net income for the three months ended June 30, 2004 would have been $8.1 million, as compared to pro forma net income of $2.6 million for the three months ended June 30, 2003. Similarly, pro forma basic earnings per common share for the three months ended June 30, 2004 would have been $0.34, as compared to pro forma basic earnings per common share of $0.10 for the three months ended June 30, 2003. Pro forma diluted earnings per common share for the three months ended June 30, 2004 would have been $0.31, as compared to pro forma diluted earnings per common share of $0.10 for the three months ended June 30, 2003. The reconciliation of reported net income to pro forma net income for the three months ended June 30, 2004 and 2003 is set forth below.

Comparison of the Six Months Ended June 30, 2004 With the Six Months Ended June 30, 2003

Income before taxes increased by $16.2 million, from $8.7 million in 2003 to $24.9 million in 2004, due primarily to an overall increase in revenues. However, net income increased by only $8.4 million, from $15.0 million in 2003 to $23.4 million in 2004, due primarily to the recognition of an additional $7.0 million federal tax benefit in 2003 based on the expectation that we will be able to utilize a portion of our net operating loss carryforwards in future years. In addition, both 2004 and 2003 reflect a lower-than-normal tax rate due to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations.

                                       Revenues for the
                                   Six Months Ended June 30,
                             --------------------------------------    Increase             %
                                   2004                2003           (Decrease)          Change
                             -----------------   ------------------  --------------    -------------
                                                   (In millions)

Building                              $ 661.5              $ 415.0         $ 246.5             59.4%
Civil                                    63.8                 91.3           (27.5)           (30.1)%
Management Services                     250.8                 71.3           179.5            251.8%
                             -----------------   ------------------  --------------
Total                                 $ 976.1              $ 577.6         $ 398.5             69.0%
                             =================   ==================  ==============

Overall revenues increased by $398.5 million (or 69.0%), from $577.6 million in 2003 to $976.1 million in 2004. This increase was due primarily to an increase in building revenues of $246.5 million (or 59.4%), from $415.0 million in 2003 to $661.5 million in 2004, and an increase in management services revenues of $179.5 million (or 251.8%), from $71.3 million in 2003 to $250.8 million in 2004. The increase in building construction revenues was due primarily to the timing of the start up of new projects in the hospitality and gaming market, particularly in California and Nevada, and reflects the significantly higher building segment backlog entering 2004 compared to 2003. The increase in management services revenues is due primarily to the new contracts we were awarded in late 2003 related to the rebuilding of Iraq and Afghanistan. These increases were partly offset by a decrease in civil construction revenues of $27.5 million (or 30.1%), from $91.3 million in 2003 to $63.8 million in 2004. The decrease in revenues from civil construction operations primarily reflects a decreasing backlog of civil construction work as the pace of new contract awards slowed due to a temporary decrease in the number of public works projects available to bid and increased competition from other contractors.

                               Income from Construction
                                  Operations for the
                            Six Months Ended June 30,
                            --------------------------------      Increase            %
                                2004              2003           (Decrease)         Change
                            --------------    --------------    --------------   -------------
                                                (In millions)

Building                           $ 14.7            $  4.4            $ 10.3          234.1%
Civil                                 1.2               1.9              (0.7)         (36.8)%
Management Services                  17.1               7.4               9.7          131.1%
                            --------------    --------------    --------------
Subtotal                           $ 33.0            $ 13.7            $ 19.3          140.9%

Less:  Corporate                     (4.5)             (4.3)              0.2            4.7%
                            --------------    --------------    --------------
 Total                              $ 28.5           $  9.4            $ 19.1          203.2%
                            ==============    ==============    ==============

Income from construction operations (excluding corporate) increased by $19.3 million (or 140.9%), from $13.7 million in 2003 to $33.0 million in 2004. Building construction income from operations increased by $10.3 million (or 234.1%), from $4.4 million in 2003 to $14.7 million in 2004, due primarily to the increase in revenues discussed above. In addition, building construction income from operations improved due to a $1.5 million decrease in building construction-related general and administrative expenses as one business unit benefited from the impact of certain cost reduction measures instituted during 2003, as well as a greater ability to utilize personnel on projects as a result of the increased revenues and number of projects in process. Management services income from operations increased by $9.7 million (or 131.1%), from $7.4 million in 2003 to $17.1 million in 2004, due primarily to the increase in revenues discussed above partly offset by a lower gross profit margin in 2004 because 2003 included a profit increase based on favorable cost experience on a fixed price overseas project. Primarily as a result of the decrease in revenues discussed above, civil construction income from operations decreased by $0.7 million, from $1.9 million in 2003 to $1.2 million in 2004. In addition, civil construction income from operations in 2003 included a substantial profit increase on an infrastructure project as a result of favorable resolution of change orders and claims.

Other expense increased by $3.0 million, from an expense of $0.3 million in 2003 to an expense of $3.3 million in 2004, due primarily to a $1.5 million increase in expenses related to the secondary stock offering completed on April 8, 2004, as well as a $1.0 million increase in the amortization of the intangible asset established in conjunction with the accounting for the acquisition of Cummings in January 2003. Also, in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", we recorded a one-time charge of $0.2 million in 2004 due to the decision to freeze all benefit accruals under our defined benefit pension plan effective June 1, 2004.

The (provision) credit for income taxes reflects a lower-than-normal tax rate in both 2004 and 2003 due in part to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations. The credit for income taxes in 2003 also includes the recognition of an additional $7.0 million federal tax benefit in accordance with SFAS No. 109, "Accounting for Income Taxes" based on the expectation that we will be able to utilize a portion of our net operating loss carryforwards in future years.

Reconciliation of Reported Net Income to Pro Forma Net Income

As mentioned above, our reported net income was $23.4 million and $15.0 million for the six months ended June 30, 2004 and 2003, respectively. Our reported basic earnings per common share were $0.99 and $0.91 for the six months ended June 30, 2004 and 2003, respectively. Our reported diluted earnings per common share were $0.91 and $0.89 for the six months ended June 30, 2004 and 2003, respectively. Assuming an effective income tax rate of 38% and also assuming that we completed our 2003 tender offer for our $21.25 Preferred Stock prior to January 1, 2003, pro forma net income for the six months ended June 30, 2004 would have been $15.4 million, as compared to pro forma net income of $5.4 million for the six months ended June 30, 2003. Similarly, pro forma basic earnings per common share for the six months ended June 30, 2004 would have been $0.64, as compared to pro forma basic earnings per common share of $0.21 for the six months ended June 30, 2003. Pro forma diluted earnings per common share for the six months ended June 30, 2004 would have been $0.60, as compared to pro forma diluted earnings per common share of $0.21 for the six months ended June 30, 2003. The reconciliation of reported net income to pro forma net income for the three month and six month periods ended June 30, 2004 and 2003 is set forth below:

                                                                    For the Three Months               For the Six Months
                                                                       Ended June 30,                    Ended June 30,
                                                                -----------------------------     -----------------------------
                                                                   2004             2003             2004             2003
                                                                ------------     ------------     ------------    -------------
                                                                            (In thousands, except per share data)

Reported net income                                                $ 12,176        $ 3,618         $   23,397       $ 15,037
Less:  (Provision) credit for income taxes                             (966)          (525)            (1,495)         6,375
                                                                ------------     ------------     ------------    -------------
Income before income taxes                                           13,142          4,143             24,892          8,662
Provision for income taxes assuming 38% effective rate                4,994          1,574              9,459          3,292
                                                                ------------     ------------     ------------    -------------
Pro forma net income                                               $  8,148        $ 2,569         $   15,433       $  5,370

Less: Dividends accrued on Preferred Stock
      assuming the tender offer took place prior to
      January 1, 2003                                                  (297)          (297)              (594)          (594)
                                                                ------------     ------------     ------------    -------------
Pro forma total available for common stockholders                  $  7,851        $ 2,272         $   14,839       $  4,776
                                                                ============     ============     ============    =============

Pro forma basic earnings per common share                          $   0.34        $  0.10         $     0.64       $   0.21
                                                                ============     ============     ============    =============

Pro forma diluted earnings per common share                        $   0.31        $  0.10         $     0.60       $   0.21
                                                                ============     ============     ============    =============

Weighted average common shares outstanding:
  Basic                                                              23,202         22,707             23,108         22,686
  Effect of dilutive stock options and warrants outstanding           1,766            823              1,823            418
                                                                ------------     ------------     ------------    -------------
  Diluted                                                            24,968         23,530             24,931         23,104
                                                                ------------     ------------     ------------    -------------

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

Liquidity and Capital Resources

Cash and Working Capital
We have a $50 million revolving credit facility (the "Credit Facility") which is scheduled to expire in June 2005. Amounts due in June 2005, if not extended or repaid, convert to a three-year term loan. Management believes that the Credit Facility, as amended, provides us with the flexibility to provide the working capital needed to support the anticipated growth of our construction activities. At June 30, 2004, we had $47.2 million available to borrow under the Credit Facility.

The Credit Facility, as amended, requires, among other things, maintaining a minimum working capital ratio, tangible net worth and operating profit levels, and fixed charge coverage minimums. The terms of our Credit Facility also prohibit us from incurring additional indebtedness without the consent of our lenders, other than financing for our corporate headquarters, insurance premiums and construction equipment, as well as limitations on the purchase and sale of assets outside of the normal course of business. Our obligations under our Credit Facility are guaranteed by substantially all of our current and future subsidiaries, and secured by substantially all of our and our subsidiaries' assets, including a pledge of all of the capital stock of our subsidiaries.

Cash and cash equivalents as reported in the accompanying consolidated condensed financial statements consist of amounts held by us as well as our proportionate share of amounts held by construction joint ventures. Cash held by us is available for general corporate purposes while cash held by construction joint ventures is available only for joint venture-related uses. Cash held by construction joint ventures is distributed from time to time to us and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by us from our construction joint ventures are then available for general corporate purposes. At June 30, 2004 and December 31, 2003, cash held by us and available for general corporate purposes was $59.4 million and $33.4 million, respectively, and our proportionate share of cash held by joint ventures and available only for joint venture-related uses was $29.9 million and $34.4 million, respectively.

A summary of cash flows for each of the six month periods ended June 30, 2004 and 2003 is set forth below:

                                                  Six Months
                                                 Ended June 30,
                                           ----------------------------
                                              2004            2003
                                           ------------    ------------
                                                  (In millions)
Cash flows from:
  Operating activities                          $ 20.3           $ 4.9
  Investing activities                            (1.4)          (10.7)
  Financing activities                             2.6             4.8
                                           ------------    ------------
Net increase (decrease) in cash                 $ 21.5          $ (1.0)
Cash at beginning of year                         67.8            47.0
                                           ------------    ------------
Cash at end of period                           $ 89.3          $ 46.0
                                           ============    ============

During the first six months of 2004, we generated $20.3 million in cash flow from operating activities and $2.6 million in cash flow from financing activities, primarily from a $2.0 million net increase in debt, to fund $1.4 million in cash flow used by investing activities, primarily to acquire construction equipment and to increase our balance of cash on hand. As a result, our consolidated cash balance increased by $21.5 million, from $67.8 million at December 31, 2003 to $89.3 million at June 30, 2004.

Working capital increased from $125.4 million at the end of 2003 to $152.0 million at June 30, 2004. The current ratio increased slightly, from 1.31x to 1.35x during the same period. As of June 30, 2004, accounts receivable amounted to $382.9 million and comprised approximately 65% of our total current assets. This compares to accounts receivable of $328.0 million, or approximately 62% of our total current assets at December 31, 2003.

The amount of unbilled work decreased by $11.9 million, from $116.6 million at December 31, 2003 to $104.7 million at June 30, 2004, due primarily to the timing of certain contract billings.

Long-term Debt
Long-term debt at June 30, 2004 was $9.0 million, an increase of $0.5 million from December 31, 2003. The long-term debt to equity ratio was .06x at June 30, 2004, compared to .07x at December 31, 2003.

Dividends
There were no cash dividends declared or paid on our outstanding Common Stock during the periods presented herein.

The covenants in our prior credit agreements required us to suspend the payment of quarterly dividends on our $21.25 Preferred Stock until certain financial criteria were met. While quarterly dividends on the $21.25 Preferred Stock have not been paid since 1995, they have been fully accrued due to the "cumulative" feature of the $21.25 Preferred Stock. The aggregate amount of dividends in arrears is approximately $10.4 million as of June 30, 2004.

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

        In July 2003, the plaintiffs filed an amended complaint.  The amended complaint added an allegation that the defendants further breached their fiduciary duties by authorizing a tender offer for the purchase of up to 90% of the Depositary Shares and an allegation that the collective actions of the defendants constitute unfair and deceptive business practices under the provisions of the
        Massachusetts Consumer Protection Act.  The amended complaint withdrew the allegation of a breach of fiduciary duty owed to Perini, but retained the allegation with respect to a breach of those duties owed to the holders of the Depositary Shares.

        On April 12, 2004, pursuant to defendants' motion to dismiss, the Court dismissed the claim under the Massachusetts Consumer Protection Act.  The Court did not dismiss the claim for breach for fiduciary duty, except as such claim relates to the tender offer for the purchase of Perini's Depositary
        Shares.  Pursuant to the Court's April 12, 2004 Order, in May 2004 the plaintiffs filed a third amended complaint and thereafter filed a motion for class certification.  The plaintiffs seek damages in an amount not less than $10 million, plus interest, costs, fees and other unspecified damages.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)     None

(b)     None

(c)     None

(d)     Not applicable

(e)     Not applicable

Item 3. Defaults Upon Senior Securities

(a)     None

(b)     In accordance with the covenants of certain prior credit agreements, the Company was required to suspend the payment of quarterly dividends on its $21.25 Convertible Exchangeable Preferred Stock
        ("$21.25 Preferred Stock") until certain financial criteria were met.  Although the financial criteria were satisfied as of December 31, 2000, the Company has not paid dividends on the $21.25
        Preferred Stock since 1995.  While the Company's most recent Credit Facility does not currently restrict such dividends, the Board of Directors does not believe that it is proper or prudent to pay or commit to pay dividends on the $21.25 Preferred Stock for the foreseeable future based on the
        Company's other working capital requirements. See additional comments under "Liquidity and
        Capital Resources" on pages 21 to 22 of this Quarterly Report.  As of June 30, 2004, the aggregate amount of dividends in arrears is approximately $10.4 million, which represents approximately $185.94 per share of $21.25 Preferred Stock or approximately $18.59 per
        Depositary Share.  While these dividends have not been declared or paid, they have been fully accrued in accordance with the "cumulative" feature of the $21.25 Preferred Stock.

Item 4. Submission of Matters to a Vote of Security Holders

(a)     The Company's Annual Meeting of Stockholders was held on May 13, 2004.

(b)     Not applicable

(c)     Results of voting at the 2004 Annual Meeting of Stockholders were as follows:

        (1)    Each of the following persons was elected by the holders of Common Stock as a Class II
               Director to hold office for a three-year term expiring in 2007 and until their successors are chosen and qualified:

                                                                         Number of Votes
                                                               -------------------------------------
                                                                                      Authority
                             Class II Director                      For                Withheld
                             -----------------                 ---------------     -----------------
               Robert A. Kennedy                                 22,267,036             247,201
               Ronald N. Tutor                                   22,301,555             212,682

        (2)    The Perini Corporation 2004 Stock Option and Incentive Plan was approved by the holders of Common Stock with the following vote:

                                                 Number of Votes
                                                 ---------------

                        For                         19,219,693
                        Against                        995,487
                        Abstain                        19,614
                        Broker Non-votes            2,279,443

        (3)    Two nominees for Preferred Directors (the "Preferred Directors") to hold office until the earlier of (i) the 2005 Annual Meeting of Stockholders and until their successors are chosen and qualified, or (ii) all dividends in arrears on the Preferred Stock have been paid or declared and funds therefor set apart for payment, were elected by the Depositary, based on the two nominees who received the greatest number of votes as indicated by the holders of the
               Depositary Shares.  A summary of the voting results follows:

                                                                     Number of Votes
                                                             ---------------------------------
                               Nominees for                                      Authority
                           Preferred Directors                   For             Withheld
                           -------------------               -------------    ----------------

               Frederick Doppelt                              242,590               60,574
               Martin Shubik                                  240,690               62,474
               Asher B. Edelman                                54,884              248,280
               Leland D. Zulch                                 52,784              250,380

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

Exhibit 32.1      Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As
                  Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith.

Exhibit 32.2      Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As
                  Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith.

(b)       Reports on Form 8-K

          A Form 8-K was furnished on May 6, 2004 that reported under Items 7 and 12, that the
          Company issued a press release announcing its financial results for the first quarter ended
          March 31, 2004 and furnished the press release as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Perini Corporation
                                   Registrant

Date: August 6, 2004               /s/ Michael E. Ciskey
                                      Michael E. Ciskey
                                      Vice President and Chief Financial Officer
                                      Duly Authorized Officer and Principal Accounting Officer