Form 10-Q
period 2004-09-30
PERINI CORP
filed 2004-11-05
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares of Common Stock, $1.00 par value per share, of registrant outstanding at November 3, 2004 was 24,519,501.

                                          PERINI CORPORATION & SUBSIDIARIES

                                                        INDEX

                                                                                                        Page Number
Part I. -      Financial Information:

               Item 1.    Financial Statements (Unaudited)

                          Consolidated Condensed Balance Sheets -                                            3
                          September 30, 2004 and December 31, 2003

                          Consolidated Condensed Statements of Income -                                      4
                          Three Months and Nine Months ended September 30, 2004 and 2003

                          Consolidated Condensed Statement of Stockholders' Equity -                         5
                          Nine Months ended September 30, 2004

                          Consolidated Condensed Statements of Cash Flows  -                                 6
                          Nine Months ended September 30, 2004 and 2003

                          Notes to Consolidated Condensed Financial Statements                               7 - 16

               Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                          Operations                                                                         17 - 25

               Item 3.    Quantitative and Qualitative Disclosures About Market Risk                         26

               Item 4.    Controls and Procedures                                                            26

Part II. -     Other Information:

               Item 1.     Legal Proceedings                                                                 27

               Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                       27

               Item 3.     Defaults Upon Senior Securities                                                   27 - 28

               Item 4.     Submission of Matters to a Vote of Security Holders                               28

               Item 5.     Other Information                                                                 28

               Item 6.     Exhibits                                                                          28

               Signatures                                                                                    29

Part I. – Financial Information

Item 1. Financial Statements (Unaudited)

                                            PERINI CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                                   SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003
                                                      (In Thousands)

                                          ASSETS                                                SEPT. 30,       DEC. 31,
                                                                                                   2004           2003
                                                                                               -------------  --------------

Cash and Cash Equivalents (Note 4)                                                                $ 102,112       $  67,823
Accounts Receivable, including retainage                                                            401,444         328,025
Unbilled Work                                                                                        95,034         116,572
Deferred Tax Asset                                                                                    9,154          10,844
Other Current Assets                                                                                  3,731           2,479
                                                                                               -------------  --------------
     Total Current Assets                                                                         $ 611,475       $ 525,743
                                                                                               -------------  --------------

Property and Equipment, less Accumulated Depreciation of $21,104 in 2004 and
$22,125 in 2003                                                                                   $  18,119       $  16,598
                                                                                               -------------  --------------

Goodwill                                                                                          $  12,678       $  14,007
                                                                                               -------------  --------------

Other Assets                                                                                      $  11,945       $   9,095
                                                                                               -------------  --------------

                                                                                                  $ 654,217       $ 565,443
                                                                                               =============  ==============
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Maturities of Long-term Debt (Note 6)                                                     $   1,272       $     490
Accounts Payable, including retainage                                                               345,935         318,448
Deferred Contract Revenue                                                                            59,455          48,431
Accrued Expenses                                                                                     37,910          32,977
                                                                                               -------------  --------------
     Total Current Liabilities                                                                    $ 444,572       $ 400,346
                                                                                               -------------  --------------

Long-term Debt, less current maturities included above (Note 6)                                   $   8,819       $   8,522
                                                                                               -------------  --------------

Other Long-term Liabilities (Note 9)                                                              $  38,367       $  36,015
                                                                                               -------------  --------------

Contingencies and Commitments (Note 5)

Stockholders' Equity:
  Preferred Stock                                                                                 $      56       $      56
  Series A Junior Participating Preferred Stock                                                           -               -
  Stock Purchase Warrants                                                                               965           2,233
  Common Stock                                                                                       24,489          22,946
  Paid-In Surplus                                                                                   102,888          90,296
  Retained Earnings                                                                                  58,943          30,007
  Less - Treasury Stock (Note 12)                                                                         -            (965)
                                                                                               -------------  --------------
                                                                                                  $ 187,341       $ 144,573
  Accumulated Other Comprehensive Loss                                                              (24,882)        (24,013)
                                                                                               -------------  --------------
     Total Stockholders' Equity                                                                   $ 162,459       $ 120,560
                                                                                               -------------  --------------

                                                                                                  $ 654,217       $ 565,443
                                                                                               =============  ==============

The accompanying notes are an integral part of these financial statements.

                                              PERINI CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                         (In Thousands, Except Share and Per Share Data)

                                                                           THREE MONTHS                       NINE MONTHS
                                                                         ENDED SEPT. 30,                    ENDED SEPT. 30,
                                                                  -------------------------------    ------------------------------
                                                                      2004             2003              2004             2003
                                                                  --------------   --------------    --------------   -------------
Revenues (Note 10)                                                    $ 467,743        $ 295,855       $ 1,443,855       $ 873,451

Cost of Operations                                                      444,110          280,067         1,372,963         829,590
                                                                  --------------   --------------    --------------   -------------

Gross Profit                                                          $  23,633        $  15,788       $    70,892       $  43,861

General and Administrative Expenses                                      12,912            9,037            31,720          27,709
                                                                  --------------   --------------    --------------   -------------

INCOME FROM CONSTRUCTION OPERATIONS (Note 10)                         $  10,721        $   6,751       $    39,172       $  16,152

Other Expense, Net                                                         (688)            (146)           (3,939)           (428)

Interest Expense                                                           (198)            (244)             (506)           (701)
                                                                  --------------   --------------    --------------   -------------

Income before Income Taxes                                            $   9,835        $   6,361       $    34,727       $  15,023

(Provision) Credit for Income Taxes (Note 7)                             (3,405)              35            (4,900)          6,410
                                                                  --------------   --------------    --------------   -------------

NET INCOME                                                            $   6,430        $   6,396       $    29,827       $  21,433
                                                                  ==============   ==============    ==============   =============

Less:  Accrued Dividends on $21.25 Preferred Stock (Note 9)                (297)            (308)             (891)         (1,356)
Plus:  Reversal of Accrued Dividends on $21.25 Preferred Stock
          based on results of 2003 tender offer (Note 9)                      -              596                 -           7,254
                                                                  --------------   --------------    --------------   -------------

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS                          $   6,133        $   6,684       $    28,936       $  27,331
                                                                  ==============   ==============    ==============   =============

BASIC EARNINGS PER COMMON SHARE (Note 8)                              $    0.26        $    0.29       $      1.24       $    1.20
                                                                  ==============   ==============    ==============   =============

DILUTED EARNINGS PER COMMON SHARE (Note 8)                            $    0.25        $    0.28       $      1.16       $    1.17
                                                                  ==============   ==============    ==============   =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 8):
     BASIC                                                           23,905,884       22,805,224        23,375,987      22,726,132
                                                                  --------------   --------------    --------------   -------------
     DILUTED                                                         24,911,687       23,986,105        24,926,435      23,398,696
                                                                  --------------   --------------    --------------   -------------

The accompanying notes are an integral part of these financial statements.

                                                                                               PERINI CORPORATION AND SUBSIDIARIES
                                                                              CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                                                         (In Thousands, Except Share Data )

                                                                                                                                 Accumulated
                                                                Stock                                                               Other
                                                Preferred     Purchase       Common      Paid-In      Retained    Treasury      Comprehensive
                                                  Stock       Warrants       Stock       Surplus      Earnings      Stock            Loss            Total
                                                -----------  ------------  -----------  -----------   --------    ----------  -------------------  -----------
Balance - December 31, 2003                         $   56       $ 2,233      $22,946    $  90,296     $ 30,007      $ (965)           $ (24,013)   $ 120,560

Net income                                             ---           ---          ---          ---       29,827         ---                  ---       29,827

Other comprehensive income (loss):
  Minimum pension liability adjustment (Note 11)       ---           ---          ---          ---          ---         ---                 (869)        (869)
                                                                                                                                                   -----------

Total comprehensive income                                                                                                                             28,958
                                                                                                                                                   -----------

Preferred stock dividends accrued                      ---           ---          ---          ---         (891)        ---                  ---         (891)
($15.938 per share*)

Common stock options and stock purchase
warrants exercised                                     ---        (1,268)       1,604        7,294          ---         ---                  ---        7,630

Income tax savings attributable to nonqualified
stock options exercised                                ---           ---          ---        5,211          ---         ---                  ---        5,211

Reclassification of treasury stock (Note 12)           ---           ---          (61)        (904)         ---         965                  ---            -

Reversal of estimated cost of secondary
stock offering                                         ---           ---          ---          991          ---         ---                  ---          991

                                                --------------------------------------------------------------------------------------------------------------
Balance - September 30, 2004                        $   56       $   965      $24,489    $ 102,888     $ 58,943      $  ---            $ (24,882)   $ 162,459
                                                ==============================================================================================================

*Equivalent to $1.5938 per Depositary Share

The accompanying notes are an integral part of these financial statements.

                                   PERINI CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                                (In Thousands)

                                                                                            NINE MONTHS
                                                                                          ENDED SEPT. 30,
                                                                                    ----------------------------
                                                                                       2004            2003
                                                                                    ------------   -------------

Cash Flows from Operating Activities:
  Net income                                                                          $  29,827        $ 21,433
  Adjustments to reconcile net income to net cash from operating activities:
       Depreciation and amortization                                                      3,981           2,524
       Cash used by changes in components of working capital other
         than cash, current maturities of long-term debt and deferred tax asset          (8,682)        (12,592)
       Net deferred tax asset                                                             4,334          (7,270)
       Other long-term liabilities                                                           59             975
       Gain on sale of fixed assets                                                        (718)           (444)
                                                                                    ------------   -------------

    NET CASH PROVIDED FROM OPERATING ACTIVITIES                                       $  28,801        $  4,626
                                                                                    ------------   -------------

Cash Flows from Investing Activities:
  Acquisition of James A. Cummings, Inc., net of cash balance acquired                $       -        $ (8,613)
  Acquisition of property and equipment                                                  (3,941)         (4,406)
  Proceeds from sale of property and equipment                                            1,017             767
  Proceeds from land held for sale, net                                                     879           2,125
  Proceeds from sale of marketable securities                                                 -             380
  Proceeds from other investing activities                                                    5              78
                                                                                    ------------   -------------

    NET CASH USED BY INVESTING ACTIVITIES                                             $  (2,040)       $ (9,669)
                                                                                    ------------   -------------

Cash Flows from Financing Activities:
  Proceeds from long-term debt                                                        $   1,428        $ 14,192
  Reduction of long-term debt                                                              (349)           (334)
  Purchase of Preferred Stock pursuant to Tender Offer (Note 9)                               -         (11,261)
  Proceeds from exercise of common stock options and stock purchase warrants              7,630             791
  Expenditure for stock registration                                                     (1,181)              -
                                                                                    ------------   -------------

    NET CASH PROVIDED FROM FINANCING ACTIVITIES                                       $   7,528        $  3,388
                                                                                    ------------   -------------

Net Increase (Decrease) in Cash                                                       $  34,289        $ (1,655)
Cash at Beginning of Year                                                                67,823          47,031
                                                                                    ------------   -------------

Cash at End of Period                                                                 $ 102,112        $ 45,376
                                                                                    ============   =============

Supplemental Disclosure of Cash Paid During the Period For:
  Interest                                                                            $     506        $    745
                                                                                    ============   =============
  Income taxes                                                                        $   1,587        $  1,078
                                                                                    ============   =============

The accompanying notes are an integral part of these financial statements.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation
The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003. In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2004 and December 31, 2003, results of operations for the three month and nine month periods ended September 30, 2004 and 2003, and cash flows for the nine month periods ended September 30, 2004 and 2003. The results of operations for the nine month period ended September 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004 because the Company’s results are primarily generated from a limited number of significant active construction contracts. Therefore, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

(2) Significant Accounting Policies
The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note (1) to such financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company has made no significant changes to these policies during 2004 except as discussed in Note (3).

(3) Stock-Based Compensation
Prior to September 30, 2004, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”) and related Interpretations in accounting for its stock-based compensation costs. In addition, the Company followed the disclosure requirements contained in Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). On September 30, 2004, the Company adopted the fair value recognition provisions of SFAS No. 123 for stock-based employee and director compensation costs, effective January 1, 2004, utilizing the modified prospective transition method as described in SFAS No. 148. Since there were no unvested awards as of January 1, 2004 and since there were no new awards in the six months ended June 30, 2004, no adjustments to previously issued financial statements were required upon adoption of this accounting principle. Had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee and director compensation prior to January 1, 2004, there would have been no effect on the reported net income or earnings per share for either the three month or nine month periods ended September 30, 2003 since previous stock awards were fully vested prior to January 1, 2003. The Company believes this change in accounting principle is to a preferable method.

(4) Cash and Cash Equivalents
Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(4) Cash and Cash Equivalents (continued)
Cash and cash equivalents as reported in the accompanying Consolidated Condensed Balance Sheets consist of amounts held by the Company that are available for general corporate purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses. Cash held by construction joint ventures is distributed from time to time to the Company and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by the Company from its construction joint ventures are then available for general corporate purposes. At September 30, 2004 and December 31, 2003, cash and cash equivalents consisted of the following (in thousands):

                                                              Sept. 30,          Dec. 31,
                                                                2004               2003
                                                           ----------------    --------------

 Corporate cash and cash equivalents (available
   for general corporate purposes)                             $ 65,099          $ 33,426

 Company's share of joint venture cash and
   cash equivalents (available only for joint venture
   purposes, including future distributions)                     37,013            34,397
                                                           ----------------    --------------
                                                               $102,112          $ 67,823
                                                           ================    ==============

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

Claims concerning the construction of the MTA projects were tried before a jury in 2001. During trial, the Judge ruled that TSP had failed to comply with the Court’s prior discovery orders and the Judge penalized TSP, Tutor-Saliba and Perini for the alleged non-compliance by dismissing TSP’s claims and by ruling, without a jury finding, that TSP was liable to the MTA for damages on the MTA’s counterclaims. The Judge then instructed the jury that TSP was liable to the MTA and charged the jury with the responsibility of determining the amount of the damages based on the Judge’s ruling. The jury awarded the MTA approximately $29.6 million in damages.

On March 26, 2002, the Judge amended the award, ordering TSP to pay the MTA an additional $33.4 million in costs and attorney fees, with the aggregate $63.0 million award subject to interest at an annual rate of 10% from the date of the award.

TSP and the other plaintiffs/defendants in the counterclaim have appealed the Judge’s discovery sanction, the subsequent jury award and the amended award. Oral arguments on the appeal are scheduled for December 3, 2004. The ultimate financial impact of the Judge’s ruling and/or the awards is not yet determinable. Therefore, no provision for loss, if any, has been recorded in the financial statements.

(c) City of San Francisco vs. Tutor-Saliba, Perini & Buckley Joint Venture Matter
In November 2002, the San Francisco City Attorney, on behalf of the City and County of San Francisco and the citizens of California, filed a civil action with a demand for a jury trial against Perini, Tutor-Saliba Corporation, or TSC, the Tutor-Saliba, Perini & Buckley Joint Venture, Buckley & Company, Inc. and their bonding companies in the United States District Court in San Francisco relating to seven projects for work on the expansion of the San Francisco International Airport. A second amended complaint was filed in July 2003 which, among other things, added Ronald N. Tutor as a defendant. The joint venture was established by TSC, Perini and Buckley through two joint venture agreements dated October 28, 1996 and February 11, 1997. The joint

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(5) Contingencies and Commitments (continued)
(c) City of San Francisco vs. Tutor-Saliba, Perini & Buckley Joint Venture Matter (continued)
venture had agreements with the Owner to perform work ("Contracts") on only two of the above projects ("Projects") and, as part of those Contracts, the joint venture provided performance and payment bonds to the Owner "Bonds").

On or about May 24, 2004, the Court granted substantial portions of the defendants’ motion to dismiss the plaintiffs’ second amended complaint with leave to amend certain causes of action. On June 21, 2004, the plaintiffs filed their third amended complaint. In the third amended complaint, the plaintiffs allege, among other things, various overcharges, bidding violations, violations of minority contracting regulations, civil fraud, violation of the California False Claims and Unfair Competition Acts and breach of contract. In addition, the plaintiffs allege that the defendants have violated the United States Racketeer Influenced Corrupt Organizations Act. The plaintiffs have asserted approximately $45 million in actual damages against the joint venture and each of its partners as well as substantial liquidated damages, treble damages, punitive and exemplary damages, various civil penalties and a declaration that TSC and the joint venture are irresponsible bidders. The defendants filed a Motion to Dismiss the Third Amended Complaint. in August, 2004. A decision thereon is pending.

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

(d) Redondo/Perini Joint Venture vs. Siemens Transportation Matter
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

The parties have each revised their statement of damages. RPJV’s total claim is approximately $74 million. STP’s revised claim is now approximately $54.5 million, including its claim for alleged advances already paid.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(5) Contingencies and Commitments (continued)
(d) Redondo/Perini Joint Venture vs. Siemens Transportation Matter (continued)
Arbitration evidentiary hearings have commenced. On October 7, 2004, STP filed suit against Perini in New York state court seeking enforcement against Perini of a Guaranty Agreement that allegedly guarantees the performance and payment obligations of the subject RPJV/Siemens Contract in an amount to be determined at trial, but not less than $27 million. Management has made an estimate of the anticipated total cost recovery on this project and it is included in revenue recorded to date. To the extent new facts become known or the final cost recovery included in the claim settlement varies from this estimate, the impact of the change will be reflected in the financial statements at that time.

(e) Perini/Kiewit/Cashman Joint Venture-Central Artery/Tunnel Project Matter
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

Certain of PKC’s claims have been presented to a Disputes Review Board, or the DRB, which consists of three construction experts chosen by the parties. To date, the DRB has ruled on a binding basis that PKC is entitled to additional compensation for its contract time delay claim in the amount of $17.4 million. On March 20, 2002, the Superior Court of the Commonwealth of Massachusetts approved PKC’s request to confirm the DRB’s $17.4 million award. The MHD has appealed the Superior Court decision to the Appeals Court of the Commonwealth of Massachusetts.

The DRB has also ruled on a binding basis that PKC is entitled to additional compensation awards totaling $17.1 million for impacts and inefficiencies caused by MHD to certain of PKC’s work. PKC has filed applications in these actions in the Massachusetts Superior Court seeking to confirm the awards and MHD has filed applications to vacate these awards.

Under the Dispute Resolution Rules of the contract, either party may periodically terminate the services of some or all of the DRB members provided that members who are removed under this provision will remain on the DRB through the completion of any then pending claims. The MHD removed the “Second DRB” members under this provision, although those members will complete hearings on all claims that were pending when it was terminated. Replacement (“Third”) DRB members have been agreed upon. Proceedings before the Second and Third DRBs were postponed pending completion of the negotiation and mediation discussed below.

The pending claims yet to be decided by the Second DRB on a binding basis have an anticipated value of $49.4 million. The remaining claims to be decided by the Third DRB on a binding basis have an anticipated value of $72.6 million.

In December 2002, PKC and MHD entered into an agreement to attempt to resolve by negotiation and mediation all of the outstanding claims on the project. As part of the agreement, the MHD recommended for approval by the Massachusetts Turnpike Authority a contract

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(5) Contingencies and Commitments (continued)
(e) Perini/Kiewit/Cashman Joint Venture-Central Artery/Tunnel Project Matter (continued)
modification that provides for provisional payments to PKC totaling $25 million against PKC’s outstanding claims. To date, PKC has received $23.75 million of those provisional payments. The parties also agreed to stay the pending litigation and DRB proceedings during the negotiations. The parties began mediation on all claims in September 2003. The mediation continued until October 2004. One claim was resolved; the remaining claims could not be settled. The mediation agreement has been terminated, and the hearings before the Second DRB, Third DRB, and the courts will resume.

Management has made an estimate of the total anticipated cost recovery on this project and it is included in revenue recorded to date. To the extent new facts become known or the final cost recovery included in the claim settlement varies from this estimate, the impact of the change will be reflected in the financial statements at that time.

On August 14, 2002, the Massachusetts Attorney General’s office, pursuant to its authority under the Massachusetts False Claims Act, served a Civil Investigative Demand (“CID”) on Perini and the other joint venture partners. The CID sought the production of certain construction claims documentation in connection with the Central Artery/Tunnel Contract No. C11A1. In September 2004, the Attorney General’s office presented a list of items that it believed constitute false claims. PKC vigorously denies that it submitted any false claims and is cooperating with the Attorney General’s office in the ongoing investigation.

(f) $21.25 Preferred Shareholders Class Action Lawsuit
On October 15, 2002, Frederick Doppelt, Arthur I. Caplan and Leland D. Zulch filed a lawsuit individually, and as representatives of a class of holders of the $21.25 Depositary Convertible Exchangeable Preferred Shares, representing 1/10 Share of $21.25 Convertible Exchangeable Preferred Stock (“Depositary Shares”) against certain current and former directors of Perini. This lawsuit is captioned Doppelt, et al. v. Tutor, et al., United States District Court for the District of Massachusetts. Mr. Doppelt is a current director of Perini and Mr. Caplan is a former director of Perini. Specifically, the original complaint alleged that the defendants breached their fiduciary duties owed to the holders of the Depositary Shares and to Perini. The plaintiffs principally allege that the defendants improperly authorized the exchange of Series B Preferred Stock for common stock while simultaneously refusing to pay accrued dividends due on the Depositary Shares.

In July 2003, the plaintiffs filed an amended Complaint. The amended complaint added an allegation that the defendants have further breached their fiduciary duties by authorizing a tender offer for the purchase of up to 90% of the Depositary Shares and an allegation that the collective actions of the defendants constitute unfair and deceptive business practices under the provisions of the Massachusetts Consumer Protection Act. The amended complaint withdrew the allegation of a breach of fiduciary duty owed to Perini, but retained the allegation with respect to a breach of those duties owed to the holders of the Depositary Shares.

On April 12, 2004, pursuant to Defendants Motions to Dismiss, the Court dismissed the claim under the Massachusetts Consumer Protection Act. The Court did not dismiss the claim for breach of fiduciary duty, except as such claim relates to the tender offer for the purchase of the Company’s Depositary Shares. Pursuant to the Court’s April 12, 2004 Order, in May 2004 the plaintiffs filed a third amended complaint and thereafter filed a motion for class certification.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(5) Contingencies and Commitments (continued)
(f) $21.25 Preferred Shareholders Class Action Lawsuit (continued)
The plaintiffs seek damages of at least $10M, plus interest and attorneys’ fees. The parties are engaged in discovery concerning class certification. Defendant’s opposition to Plaintiffs’ motion for class certification is due on November 22, 2004.

In 2001, a similar lawsuit was field by some of the same plaintiffs in the United States District Court for the Southern District of New York, which claimed that the Company breached its contract with the holders of Depositary Shares. In 2002, the case was dismissed and upon appeal by the plaintiffs to the Untitled States Court of Appeals for the Second Circuit, the Court of Appeals affirmed the dismissal.

(6) Long-term Debt
In August 2004, the terms of the Company’s $50 million credit facility (the “Credit Facility”) were amended to extend the term of the Credit Facility from June 2005 to June 2007 and to adjust certain financial covenants.

(7) (Provision) Credit For Income Taxes
The lower-than-normal tax rate reflected in the (provision) credit for income taxes for the third quarter of 2003 and for the nine month periods ended September 30, 2004 and 2003 is due in part to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations. The credit for income taxes for the nine months ended September 30, 2003 also includes the recognition of a $7.0 million federal tax benefit in accordance with SFAS No. 109, “Accounting for Income Taxes” based on the expected utilization of net operating loss carryforwards.

(8) Per Share Data
Basic earnings per common share was computed by dividing net income less dividends accrued on the $21.25 Preferred Stock during all periods presented plus the reversal in both the second and third quarters of 2003 of dividends on the $21.25 Preferred Stock previously accrued but no longer required based on the results of the tender offer completed in 2003 (see Note 9) by the weighted average number of common shares outstanding. Diluted earnings per common share was similarly computed after giving consideration to the dilutive effect of stock options and warrants outstanding on the weighted average number of common shares outstanding.

Options to purchase 380,000 shares of Common Stock at prices ranging from $6.85 to $8.66 per share were outstanding at September 30, 2003 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the Common Stock. In addition, the effect of the assumed conversion of the Company’s Stock Purchase Warrants was antidilutive for the three month and nine month periods ended September 30, 2003, and the effect of the assumed conversion of the Company’s outstanding $21.25 Preferred Stock into Common Stock was antidilutive for all periods presented.

(9) Dividends
(a) Common Stock
There were no cash dividends declared or paid on the Company’s outstanding Common Stock during the periods presented in the consolidated condensed financial statements included herein.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(9) Dividends (continued)
(b) $21.25 Preferred Stock
The covenants of the Company’s prior credit agreements required the Company to suspend the payment of quarterly dividends on its $21.25 Preferred Stock until certain financial criteria were met. While quarterly dividends on the $21.25 Preferred Stock have not been paid since 1995, they have been fully accrued due to the “cumulative” feature of the $21.25 Preferred Stock. In 2003, the Company completed a tender offer on its $21.25 Preferred Stock whereby the Company purchased 440,627 Depositary Shares. As a result of this transaction, approximately $7.3 million of previously accrued and unpaid dividends was reversed and restored to “Paid-In Surplus” in the Consolidated Condensed Balance Sheets. Accordingly, the aggregate amount of dividends in arrears at September 30, 2004 is approximately $10.7 million, which represents approximately $191.25 per share of $21.25 Preferred Stock or approximately $19.13 per Depositary Share and is included in “Other Long-term Liabilities” in the Consolidated Condensed Balance Sheets. Under the terms of the $21.25 Preferred Stock, the holders of Depositary Shares are entitled to elect two additional Directors when dividends have been deferred for more than six quarters, and they did so at each of the last seven annual meetings of stockholders.

(10) Business Segments
The following tables set forth certain business segment information relating to the Company’s operations for the three month and nine month periods ended September 30, 2004 and 2003 (in thousands):

Nine months ended September 30, 2004
                                                                   Reportable Segments
                                               ------------------------------------------------------------
                                                                                Management                                          Consolidated
                                                 Building         Civil         Services         Totals           Corporate             Total
                                               --------------  -------------  -------------   -------------    ----------------    ----------------

Revenues                                         $ 1,008,112      $ 110,470     $ 325,273      $ 1,443,855            $      -         $ 1,443,855
Income from Construction Operations              $    21,670      $   2,081     $  22,720      $    46,471            $ (7,299) *      $    39,172
Assets                                           $   291,547      $ 228,139     $  47,160      $   566,846            $ 87,371  **     $   654,217

Nine months ended September 30, 2003
                                                                   Reportable Segments
                                               ------------------------------------------------------------
                                                                                Management                                          Consolidated
                                                 Building         Civil         Services         Totals           Corporate             Total
                                               --------------  -------------  -------------   -------------    ----------------    ----------------

Revenues                                           $ 629,305      $ 134,507     $ 109,639        $ 873,451            $      -           $ 873,451
Income from Construction Operations                $   9,228      $   1,684     $  11,389        $  22,301            $ (6,149) *        $  16,152
Assets                                             $ 163,055      $ 245,573     $  23,618        $ 432,246            $ 32,166  **       $ 464,412

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(10) Business Segments (continued)

Three months ended September 30, 2004
                                                                   Reportable Segments
                                               ------------------------------------------------------------
                                                                                Management                                          Consolidated
                                                 Building         Civil         Services         Totals           Corporate             Total
                                               --------------  -------------  -------------   -------------    ----------------    ----------------

Revenues                                           $ 346,602       $ 46,665     $ 74,476         $ 467,743            $      -           $ 467,743
Income from Construction Operations                $   6,988       $    852     $  5,653         $  13,493            $ (2,772) *        $  10,721

Three months ended September 30, 2003
                                                                   Reportable Segments
                                               ------------------------------------------------------------
                                                                                Management                                          Consolidated
                                                 Building         Civil         Services         Totals           Corporate             Total
                                               --------------  -------------  -------------   -------------    ----------------    ----------------

Revenues                                           $ 214,292       $ 43,249     $ 38,314         $ 295,855            $      -           $ 295,855
Income from Construction Operations                $   4,746       $   (174)    $  4,014         $   8,586            $ (1,835) *        $   6,751

* In all periods, consists of corporate general and administrative expenses.

** In all periods, corporate assets consist principally of cash and cash equivalents, net deferred tax asset, land held for sale and other investments available for general corporate purposes.

(11) Employee Pension Plans
The Company has a defined benefit pension plan that covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The Company also has an unfunded supplemental retirement plan for certain employees whose benefits under the defined benefit plan are reduced because of compensation limitations under federal tax laws. In accordance with SFAS No. 132R, “Employers’ Disclosures About Pensions and Other Post-Retirement Benefits”, the pension disclosure presented below includes aggregated amounts for both of the Company’s plans. The following table sets forth the net pension cost by component for the three month and nine month periods ended September 30, 2004 and 2003 (in thousands):

                                                         For the Three Months        For the Nine Months
                                                         Ended September 30,         Ended September 30,
                                                       -------------------------  --------------------------
                                                          2004          2003         2004           2003
                                                       ----------   ------------  ----------    ------------

Service cost - benefits earned during the period         $   174        $   457     $ 1,245         $ 1,371
Interest cost on projected benefit obligation              1,012          1,169       3,404           3,506
Expected return on plan assets                            (1,032)        (1,136)     (2,967)         (3,409)
Amortization of prior service costs                           (7)             8          11              26
Recognized actuarial loss                                     10            166         935             499
                                                       ----------   ------------  ----------    ------------
  Net periodic pension cost                              $   157        $   664     $ 2,628         $ 1,993
Effect of curtailment                                          -              -         247               -
                                                       ----------   ------------  ----------    ------------

  Total Pension Cost                                     $   157        $   664     $ 2,875         $ 1,993
                                                       ==========   ============  ==========    ============

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(11) Employee Pension Plans (continued)
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

(12) Treasury Stock
Effective July 1, 2004, a new corporation statute enacted by the Commonwealth of Massachusetts made the concept of treasury shares obsolete. Under the new statute, shares previously issued by the Company that are subsequently acquired by the Company become authorized but unissued shares. Accordingly, in the third quarter of 2004 the Company reclassified 60,529 shares previously shown as treasury shares against common stock issued. The $965,000 cost related to these treasury shares was reclassified against common stock and paid-in surplus.

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

Significant Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in Item 15 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Our critical accounting policies are also identified and discussed in Item 7 of said Annual Report on Form 10-K. We have made no significant change in these policies during 2004 except as discussed below.

Prior to September 30, 2004, we accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”) and related Interpretations in accounting for our stock-based compensation costs. In addition, we followed the disclosure requirements contained in Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). On September 30, 2004, we adopted the fair value recognition provisions of SFAS No. 123 for stock-based employee and director compensation costs, effective January 1, 2004, utilizing the modified prospective transition method as described in SFAS No. 148. Since there were no unvested awards as of January 1, 2004 and since there were no new awards in the six months ended June 30, 2004, no adjustments to previously issued financial statements were required upon adoption of this accounting principle. Had we applied the fair value recognition provisions of SFAS No. 123 to stock-based employee and director compensation prior to January 1, 2004, there would have been no effect on the reported net income or earnings per share for either the three month or nine month periods ended September 30, 2003 since previous stock awards were fully vested prior to January 1, 2003. We believe this change in accounting principle is to a preferable method.

Recent Developments

Resale Registration Statement

On July 13, 2004, we filed a shelf registration statement with the Securities and Exchange Commission to register the resale of approximately 11.4 million shares of our common stock held by certain existing stockholders. The selling stockholders consist of Tutor-Saliba Corporation, National Union Fire Insurance Company of Pittsburgh, Pa., a member of American International Group, Inc., O&G Industries, Inc., Blum

Capital Partners, L.P., PB Capital Partners, L.P., and the Union Labor Life Insurance Company acting on behalf of its Separate Account P. We will not receive any proceeds from the sales of these securities by the selling stockholders. In September 2004, Tutor-Saliba Corporation sold 862,500 shares of our common stock, including the exercise of the underwriters’ over-allotment option, at $13.75 per share in an underwritten public offering under the shelf registration statement.

Amendment to Credit Facility

In August 2004, the terms of our $50 million credit facility (the “Credit Facility”) were amended to extend the term of the Credit Facility from June 2005 to June 2007 and to adjust certain financial covenants. Other terms of the Credit Facility remain the same, including the provision that we can choose from interest rate alternatives including a prime-based rate as well as options based on LIBOR (London inter-bank offered rate).

Pending Acquisition of Cherry Hill Construction, Inc.

On September 3, 2004, we announced that we had signed a letter of intent to acquire Cherry Hill Construction, Inc. (“CHC”), a privately held construction company, for $20 million in cash, subject to terms and conditions including lender approval. Based in Jessup, Maryland, CHC is an established civil construction company in the Mid-Atlantic and Southeast regions with 2003 revenues and pretax earnings of $119.0 million and $3.6 million, respectively. CHC specializes in excavation, foundations, paving and construction of civil infrastructure. Assuming the successful completion of due diligence, we anticipate that the acquisition transaction will close in 2004.

Backlog Analysis for 2004

The following table provides an analysis of our backlog by business segment for the nine month period ended September 30, 2004.

                               Backlog at            New Business            Revenue              Backlog at
                               Dec. 31, 2003            Awarded              Recognized          Sept. 30, 2004
                               -------------       -------------------    -----------------    -------------------
                                                                (In thousands)
Building                           $   896,799            $   687,834        $ (1,008,112)           $    576,521
Civil                                  305,698                 37,102            (110,470)                232,330
Management Services                    463,967                294,204            (325,273)                432,898
                             ------------------    -------------------    -----------------    -------------------
Total                              $ 1,666,464            $ 1,019,140        $ (1,443,855)           $  1,241,749
                             ==================    ===================    =================    ===================

Results of Operations

Comparison of the Third Quarter of 2004 With the Third Quarter of 2003

Net income of $6.4 million for the third quarter of 2004 was comparable to net income for the third quarter of 2003 as higher income from construction operations, due primarily to the increase in revenues discussed below, was offset by an increase in the provision for income taxes. The provision for income taxes in 2003 reflects a lower-than-normal tax rate due to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations.

                                      Revenues for the
                                Three Months Ended Sept. 30,
                            --------------------------------------      Increase           %
                                2004                   2003            (Decrease)      Change
                            --------------        ----------------   -------------    -----------
                                        (In millions)

Building                          $ 346.6               $ 214.3         $ 132.3          61.7%
Civil                                46.7                  43.3             3.4           7.9%
Management Services                  74.5                  38.3            36.2          94.5%
                            --------------        ----------------   -------------
Total                             $ 467.8               $ 295.9         $ 171.9          58.1%
                            ==============        ================   =============

Overall revenues increased by $171.9 million (or 58.1%), from $295.9 million in 2003 to $467.8 million in 2004. This increase was due primarily to an increase in building revenues of $132.3 million (or 61.7%), from $214.3 million in 2003 to $346.6 million in 2004, and an increase in management services revenues of $36.2 million (or 94.5%), from $38.3 million in 2003 to $74.5 million in 2004. The increase in building construction revenues was due primarily to the timing of the start up of new projects in the hospitality and gaming market, particularly in California and Nevada, and reflects the significantly higher building segment backlog entering 2004 compared to 2003. The increase in management services revenues is due primarily to the new contracts we were awarded in late 2003 relating to the rebuilding of Iraq and Afghanistan. Civil construction revenues increased by $3.4 million (or 7.9%), from $43.3 million in 2003 to $46.7 million in 2004.

                                      Income from Construction
                                         Operations for the
                                       Three Months Ended Sept. 30,
                                --------------------------------------       Increase            %
                                      2004                 2003             (Decrease)         Change
                                -----------------    -----------------    ---------------   -------------
                                                           (In millions)

Building                               $ 7.0                $ 4.7              $ 2.3           48.9%
Civil                                    0.9                 (0.1)               1.0            n.a.
Management Services                      5.6                  4.0                1.6           40.0%
                                -----------------    -----------------    ---------------
Subtotal                               $13.5                $ 8.6              $ 4.9           57.0%

Less:  Corporate                        (2.8)                (1.9)               0.9          (47.4)%
                                -----------------    -----------------    ---------------
Total                                  $10.7                $ 6.7              $ 4.0           59.7%
                                =================    =================    ===============

Income from construction operations (excluding corporate) increased by $4.9 million (or 57.0%), from $8.6 million in 2003 to $13.5 million in 2004. Building construction income from operations increased by $2.3 million (or 48.9%), from $4.7 million in 2003 to $7.0 million in 2004, due primarily to the increase in revenues discussed above. Partly offsetting this increase was a $2.0 million increase in building construction-related general and administrative expenses due primarily to a $1.7 million increase in incentive compensation due primarily to a timing variance. Management services income from operations increased by $1.6 million (or 40.0%), from $4.0 million in 2003 to $5.6 million in 2004, due primarily to the increase in revenues discussed above partly offset by lower gross profit margins in 2004 on projects currently in process. In addition, management services income from operations was negatively impacted by a $1.2 million increase in management services-related general and administrative expenses due primarily to a $1.0 million increase in incentive compensation due primarily to a timing variance. Civil construction income from operations increased by $1.0 million, from a loss of $0.1 million in 2003 to a profit of $0.9 million in 2004, due primarily to recognition of a claim settlement on a completed infrastructure project which was largely offset by a profit reversal on another project due to the settlement of outstanding issues with the owner. Income from operations was negatively impacted by a $0.9 million increase in corporate general and administrative expenses, from $1.9 million in 2003 to $2.8 million in

2004, due primarily to a $0.9 million increase in corporate incentive compensation due primarily to a timing variance.

Other expense increased by $0.6 million, from an expense of $0.1 million in 2003 to an expense of $0.7 million in 2004, due primarily to a $0.2 million increase in expenses related to the secondary stock offering completed in September 2004, as well as a $0.2 million increase in the amortization of the intangible asset established in conjunction with the accounting for the acquisition of Cummings in January 2003.

The (provision) credit for income taxes reflects a lower-than-normal tax rate in 2003 due primarily to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations.

Pro Forma Net Income for the Third Quarters of 2004 and 2003

As discussed above, our reported net income was $6.4 million for both the three months ended September 30, 2004 and the three months ended September 30, 2003. Our reported basic earnings per common share were $0.26 and $0.29 for the three months ended September 30, 2004 and 2003, respectively. Our reported diluted earnings per common share were $0.25 and $0.28 for the three months ended September 30, 2004 and 2003, respectively. Assuming an effective income tax rate of 38% and also assuming that we completed our 2003 tender offer for our $21.25 Preferred Stock prior to January 1, 2003, pro forma net income for the three months ended September 30, 2004 would have been $6.1 million, as compared to pro forma net income of $3.9 million for the three months ended September 30, 2003. Similarly, pro forma basic earnings per common share for the three months ended September 30, 2003 would have been $0.24, as compared to pro forma basic earnings per common share of $0.16 for the three months ended September 30, 2003. Pro forma diluted earnings per common share for the three months ended September 30, 2004 would have been $0.23, as compared to pro forma diluted earnings per common share of $0.15 for the three months ended September 30, 2003. The reconciliation of reported net income to pro forma net income for the three months ended September 30, 2004 and 2003 is set forth below under “Reconciliation of Reported Net Income to Pro Forma Net Income for the Three Month and Nine Month Periods Ended September 30, 2004 and 2003.”

Comparison of the Nine Months Ended September 30, 2004 With the Nine Months Ended September 30, 2003

Income before taxes increased by $19.7 million, from $15.0 million in 2003 to a year-to-date record of $34.7 million in 2004, due primarily to an overall increase in revenues. However, net income increased by only $8.4 million, from $21.4 million in 2003 to $29.8 million in 2004, due primarily to the recognition of a $7.0 million federal tax benefit in 2003 based on expected utilization of net operating loss carryforwards. In addition, both 2004 and 2003 reflect a lower-than-normal tax rate due to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations.

                                      Revenues for the
                                  Nine Months Ended Sept. 30,
                              --------------------------------------   Increase             %
                                   2004                2003           (Decrease)          Change
                             -----------------   ------------------  --------------    -------------
                                                 (In millions)

Building                        $ 1,008.1            $ 629.3           $ 378.8             60.2%
Civil                               110.5              134.5             (24.0)           (17.8)%
Management Services                 325.3              109.6             215.7            196.8%
                             -----------------   ------------------  --------------
Total                           $ 1,443.9            $ 873.4           $ 570.5             65.3%
                             =================   ==================  ==============

Overall revenues increased by $570.5 million (or 65.3%), from $873.4 million in 2003 to $1,443.9 million in 2004. This increase was due primarily to an increase in building revenues of $378.8 million (or 60.2%), from $629.3 million in 2003 to $1,008.1 million in 2004, and an increase in management services revenues of $215.7 million (or 196.8%), from $109.6 million in 2003 to $325.3 million in 2004. The increase in building construction revenues was due primarily to the timing of the start up of new projects in the hospitality and gaming market, particularly in California and Nevada, and reflects the significantly higher building segment backlog entering 2004 compared to 2003. The increase in management services revenues is due primarily to the new contracts we were awarded in late 2003 related to the rebuilding of Iraq and Afghanistan. These increases were partly offset by a decrease in civil construction revenues of $24.0 million (or 17.8%), from $134.5 million in 2003 to $110.5 million in 2004. The decrease in revenues from civil construction operations primarily reflects a decreasing backlog of civil construction work as we continue to focus on returning this segment to its historical level of performance. In addition, certain new work opportunities have been delayed pending finalization of funding.

                                 Income from Construction
                                    Operations for the
                                Nine Months Ended Sept. 30,
                            -----------------------------------      Increase            %
                                2004                 2003           (Decrease)         Change
                            --------------      ---------------    --------------   -------------
                                                (In millions)

Building                       $ 21.7               $  9.2            $ 12.5            135.9%
Civil                             2.1                  1.7               0.4            (23.5)%
Management Services              22.7                 11.4              11.3             99.1%
                            --------------      ---------------    --------------
Subtotal                       $ 46.5               $ 22.3            $ 24.2            108.5%

Less:  Corporate                 (7.3)                (6.2)              1.1            (17.7)%
                            --------------      ---------------    --------------
Total                          $ 39.2               $ 16.1            $ 23.1            143.5%
                            ==============      ===============    ==============

Income from construction operations (excluding corporate) increased by $24.2 million (or 108.5%), from $22.3 million in 2003 to $46.5 million in 2004. Building construction income from operations increased by $12.5 million, from $9.2 million in 2003 to $21.7 million in 2004, due primarily to the increase in revenues discussed above. Building construction income from operations was negatively impacted by a $0.5 million increase in building construction-related general and administrative expenses as the benefits realized by one business unit from the impact of certain cost reduction measures instituted during 2003, as well as a greater ability to utilize personnel on projects as a result of the increased number of projects in process, were more than offset by a $1.7 million increase in incentive compensation due primarily to a timing variance. Management services income from operations increased by $11.3 million (or 99.1%), from $11.4 million in 2003 to $22.7 million in 2004, due primarily to the increase in revenues discussed above partly offset by a lower gross profit margin in 2004 since 2003 included a profit increase based on favorable cost experience on two fixed price overseas projects. Despite the decrease in revenues discussed above, civil construction income from operations increased by $0.4 million, from $1.7 million in 2003 to $2.1 million in 2004, due primarily to a $0.3 decrease in civil construction-related general and administrative expenses. In addition, civil construction income from operations benefited from a $0.5 million increase in gains realized from the sale of equipment. Income from operations was negatively impacted by a $1.1 million increase in corporate general and administrative expenses, from $6.2 million in 2003 to $7.3 million in 2004, due primarily to a $1.0 million increase in corporate incentive compensation due primarily to a timing variance.

Other expense increased by $3.6 million, from an expense of $0.4 million in 2003 to an expense of $4.0 million in 2004, due primarily to a $1.7 million increase in expenses related to the secondary stock offerings completed in 2004, as well as a $1.2 million increase in the amortization of the intangible asset established in conjunction with the accounting for the acquisition of Cummings in January 2003. Also, in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, we recorded a one-time charge of $0.2 million in 2004 due to the decision to freeze all benefit accruals under our defined benefit pension plan effective June 1, 2004.

The (provision) credit for income taxes reflects a lower-than-normal tax rate in both 2004 and 2003 due in part to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations. The credit for income taxes in 2003 also includes the recognition of a $7.0 million federal tax benefit in accordance with SFAS No. 109, “Accounting for Income Taxes” based on the expected utilization of net operating loss carryforwards.

Reconciliation of Reported Net Income to Pro Forma Net Income for the Three Month and Nine Month Periods Ended September 30, 2004 and 2003

As discussed above, our reported net income was $29.8 million and $21.4 million for the nine months ended September 30, 2004 and 2003, respectively. Our reported basic earnings per common share were $1.24 and $1.20 for the nine months ended September 30, 2004 and 2003, respectively. Our reported diluted earnings per common share were $1.16 and $1.17 for the nine months ended September 30, 2004 and 2003, respectively. Assuming an effective income tax rate of 38% and also assuming that we completed our 2003 tender offer for our $21.25 Preferred Stock prior to January 1, 2003, pro forma net income for the nine months ended September 30, 2004 would have been $21.5 million, as compared to pro forma net income of $9.3 million for the nine months ended September 30, 2003. Similarly, pro forma basic earnings per common share for the nine months ended September 30, 2004 would have been $0.88, as compared to pro forma basic earnings per common share of $0.37 for the nine months ended September 30, 2003. Pro forma diluted earnings per common share for the nine months ended September 30, 2004 would have been $0.83, as compared to pro forma diluted earnings per common share of $0.36 for the nine months ended September 30, 2003. The reconciliation of reported net income to pro forma net income for the nine month and three month periods ended September 30, 2004 and 2003 is set forth below:

                                                                           For the Three Months              For the Nine Months
                                                                            Ended September 30,               Ended September 30,
                                                                       -----------------------------     -----------------------------
                                                                           2004             2003             2004             2003
                                                                       ------------     ------------     ------------    -------------
                                                                                   (In thousands, except per share data)

Reported net income                                                        $ 6,430          $ 6,396         $ 29,827       $ 21,433
Plus:  Provision (credit) for income taxes                                   3,405              (35)           4,900         (6,410)
                                                                       ------------     ------------     ------------    -------------
Income before income taxes                                                   9,835            6,361           34,727         15,023
Provision for income taxes assuming 38% effective rate                       3,737            2,417           13,196          5,709
                                                                       ------------     ------------     ------------    -------------
Pro forma net income                                                       $ 6,098          $ 3,944         $ 21,531       $  9,314

Less: Dividends accrued on Preferred Stock
      assuming the tender offer took place prior to
      January 1, 2003                                                         (297)            (297)            (891)          (891)
                                                                       ------------     ------------     ------------    -------------
Pro forma total available for common stockholders                          $ 5,801          $ 3,647         $ 20,640        $ 8,423
                                                                       ============     ============     ============    =============

Pro forma basic earnings per common share                                  $  0.24          $  0.16         $   0.88        $  0.37
                                                                       ============     ============     ============    =============

Pro forma diluted earnings per common share                                $  0.23          $  0.15         $   0.83        $  0.36
                                                                       ============     ============     ============    =============

Weighted average common shares outstanding:
  Basic                                                                     23,906           22,805           23,376         22,726
  Effect of dilutive stock options and warrants outstanding                  1,006            1,181            1,550            673
                                                                       ------------     ------------     ------------    -------------
  Diluted                                                                   24,912           23,986           24,926         23,399
                                                                       ------------     ------------     ------------    -------------

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

Liquidity and Capital Resources

Cash and Working Capital
We have a $50 million revolving credit facility (the “Credit Facility”) which will mature in June 2007. Management believes that the Credit Facility provides us with the flexibility to provide the funds needed to support the anticipated growth of our construction activities. At September 30, 2004, we had $47.2 million available to borrow under the Credit Facility.

The Credit Facility requires, among other things, maintaining minimum tangible net worth, fixed charge coverage and operating profit levels as well as a minimum working capital ratio. The Credit Facility also includes operational covenants customary for facilities of this type, including restrictions on incurring additional indebtedness without the consent of our lenders, other than financing for our corporate headquarters, insurance premiums and construction equipment, as well as limitations on liens, investments and the purchase and sale of assets outside of the normal course of business. Our obligations under our Credit Facility are guaranteed by substantially all of our current and future subsidiaries, and secured by substantially all of our and our subsidiaries’ assets, including a pledge of all of the capital stock of our subsidiaries.

Cash and cash equivalents as reported in the accompanying consolidated condensed financial statements consist of amounts held by us as well as our proportionate share of amounts held by construction joint ventures. Cash held by us is available for general corporate purposes while cash held by construction joint ventures is available only for joint venture-related uses. Cash held by construction joint ventures is distributed from time to time to us and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by us from our construction joint ventures are then available for general corporate purposes. At September 30, 2004 and December 31, 2003, cash held by us and available for general corporate purposes was $65.1 million and $33.4 million, respectively, and our proportionate share of cash held by joint ventures and available only for joint venture-related uses was $37.0 million and $34.4 million, respectively.

A summary of cash flows for each of the nine month periods ended September 30, 2004 and 2003 is set forth below:

                                                   Nine Months
                                                 Ended Sept. 30,
                                           ----------------------------
                                              2004            2003
                                           ------------    ------------
                                                  (In millions)
Cash flows from:
  Operating activities                        $ 28.8           $ 4.6
  Investing activities                          (2.0)           (9.6)
  Financing activities                           7.5             3.4
                                           ------------    ------------
Net increase (decrease) in cash               $ 34.3          $ (1.6)
Cash at beginning of year                       67.8            47.0
                                           ------------    ------------
Cash at end of period                        $ 102.1          $ 45.4
                                           ============    ============

During the first nine months of 2004, we generated $28.8 million in cash flow from operating activities and $7.5 million in cash flow from financing activities, primarily from $7.6 million received from the exercise of common stock options and stock purchase warrants, to fund $2.0 million in cash flow used by investing activities, primarily to acquire construction equipment and to increase our balance of cash on hand. As a result, our consolidated cash balance increased by $34.3 million, from $67.8 million at December 31, 2003 to $102.1 million at September 30, 2004.

Working capital increased from $125.4 million at the end of 2003 to $166.9 million at September 30, 2004. The current ratio increased from 1.31x to 1.38x during the same period.

The amount of unbilled work decreased by $21.6 million, from $116.6 million at December 31, 2003 to $95.0 million at September 30, 2004, due primarily to the timing of certain contract billings.

Long-term Debt
Long-term debt increased slightly from $8.5 million at December 31, 2003 to $8.8 million at September 30, 2004. The long-term debt to equity ratio was .05x at September 30, 2004, compared to .07x at December 31, 2003.

Dividends
There were no cash dividends declared or paid on our outstanding Common Stock during the periods presented herein.

The covenants in our prior credit agreements required us to suspend the payment of quarterly dividends on our $21.25 Preferred Stock until certain financial criteria were met. While quarterly dividends on the $21.25 Preferred Stock have not been paid since 1995, they have been fully accrued due to the “cumulative” feature of the $21.25 Preferred Stock. The aggregate amount of dividends in arrears is approximately $10.7 million as of September 30, 2004.

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

  We are pursuing a strategy of expanding our construction business internally and through acquisitions, both of which will likely require additional capital. In September 2004, we announced that we have signed a letter of intent to acquire Cherry Hill Construction Company, Inc. for $20 million in cash.
Forward-looking Statements

The statements contained in this Management’s Discussion and Analysis of the Consolidated Condensed Financial Statements and other sections of this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company’s or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules; the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings; the availability of borrowed funds on terms acceptable to us; the ability to retain certain members of management; the ability to obtain surety bonds to secure our performance under certain construction contracts; possible labor disputes or work stoppages within the construction industry; changes in federal and state appropriations for infrastructure projects; possible changes or developments in worldwide or domestic political, social, economic, business, industry, market and regulatory conditions or circumstances; and actions taken or not taken by third parties including our customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials; and other risks and uncertainties discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 11, 2004. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s exposure to market risk as described in the Company’s annual report on Form 10-K, Item 7A., since December 31, 2003.

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

Part II. - Other Information

Item 1. Legal Proceedings

      As disclosed in Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended
      December 31, 2003, and in Note 5 of Notes to Consolidated Condensed Financial Statements in this Quarterly
      Report, we are involved in the litigation described as the Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA
      Matter.  With respect to this matter, oral arguments on the appeal of the Judge's discovery sanction, the subsequent jury award and the amended jury award are scheduled for December 3, 2004.

      As disclosed in Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended
      December 31, 2003, and in Note 5 of Notes to Consolidated Condensed Financial Statements in this Quarterly
      Report, we are involved in the litigation described as the Redondo/Perini Joint Venture vs. Siemens Transportation
      Matter.  With respect to this matter, on October 7, 2004, Siemens Transportation Partnership, S. E., Puerto
      Rico filed suit against us in New York state court seeking enforcement against us of a guaranty agreement that allegedly guarantees the performance and payment obligations of the subject Redondo/Perini Joint
      Venture/Siemens contract in an amount to be determined at trial, but not less than $27 million.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     On July 14, 2004, a member of our former bank group purchased 188,160 shares of our common stock, par value
        $1.00 per share, pursuant to a stock purchase warrant, by cashless exercise at an exercise price of $8.30 per share.  As a result of this cashless exercise, we issued 49,216 shares of our common stock to the warrant holder and we retained 138,944 shares of common stock, valued at approximately $11.24 per share
        (based on the closing price of our common stock on July 13, 2004), in payment of the exercise price.

        On August 13, 2004, we sold 225,000 share of our common stock, par value $1.00 per share, in conjunction with the exercise of stock options by our chief executive officer.  The exercise prices of such stock options ranged from $5.125 to $8.375.  We received aggregate proceeds in the amount of $1,647,960 in connection with the option exercises.

        The securities issued in the foregoing transaction were offered and sold in reliance on exemptions from registration set forth in Section 4(2) of the Securities Act or regulations promulgated thereunder, relating to sales by an issuer not involving any public offering.

(b)     Not applicable

(c)     Not applicable

Item 3. Defaults Upon Senior Securities

(a)     None

(b)     In accordance with the covenants of certain prior credit agreements, the Company was required to suspend the payment of quarterly dividends on its $21.25 Convertible Exchangeable Preferred Stock
        ("$21.25 Preferred Stock") until certain financial criteria were met.  Although the financial criteria were satisfied as of December 31, 2000, the Company has not paid dividends on the $21.25
        Preferred Stock since 1995.  While the Company's most recent Credit Facility does not currently restrict such dividends, the Board of Directors does not believe that it is proper or prudent to pay or commit to pay dividends on the $21.25 Preferred Stock for the foreseeable future based on the
        Company's other working capital requirements. See additional comments under "Liquidity and
        Capital Resources" on pages 24 and 25 of this Quarterly Report.  As of September 30, 2004, the aggregate amount of dividends in arrears is approximately $10.7 million, which represents approximately $191.25 per share of $21.25 Preferred Stock or approximately $19.13 per
        Depositary Share.  While these dividends have not been declared or paid, they have been fully accrued in accordance with the "cumulative" feature of the $21.25 Preferred Stock.

Item 4. Submission of Matters to a Vote of Security Holders

(a)     None

(b)     Not applicable

(c)     Not applicable

(d)     Not applicable

Item 5. Other Information

(a)     None

(b)     None

Item 6. Exhibits

Exhibit 10.1      Fourth Amendment and Waiver dated August 25, 2004 to Credit Agreement among Perini
                  Corporation, Fleet National Bank, as Administrative Agent, and the Lenders - filed herewith.

Exhibit 10.2      Amendment No. 7 dated as of September 15, 2004 to the Management Agreement by and
                  among the Company, Ronald N. Tutor and Tutor-Saliba Corporation - filed herewith.

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

                                   Perini Corporation
                                   Registrant

Date: November 5, 2004             /s/ Michael E. Ciskey
                                      Michael E. Ciskey
                                      Vice President and Chief Financial Officer
                                      Duly Authorized Officer and Principal Accounting Officer