Form 10-K
period 2004-12-31
PERINI CORP
filed 2005-03-04
CIK 77543

FORM 10-K

United States Securities and Exchange Commission                                                                                Commission File No. 1-6314
Washington, DC 20549

(Mark One)

[X]      Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934.

For the fiscal year ended December 31, 2004

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

Common Stock, $1.00 par value                                                   The New York Stock Exchange

$2.125 Depositary Convertible Exchangeable                            The American Stock Exchange
   Preferred Shares, each representing 1/10th
   Share of $21.25 Convertible Exchangeable
   Preferred Stock, $1.00 par value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark if registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  X   No

The aggregate market value of voting Common Stock held by nonaffiliates of the registrant is $125,018,992 as of June 30, 2004, the last business day of the registrant's most recently completed second quarter.

The number of shares of Common Stock, $1.00 par value per share, outstanding at February 23, 2005 was 25,307,928.

Documents Incorporated by Reference

Portions of the definitive proxy statement relating to the registrant's annual meeting of stockholders to be held on May 19, 2005 are incorporated by reference into Part III of this report.

                                                 PERINI CORPORATION

                                               INDEX TO ANNUAL REPORT

                                                    ON FORM 10-K

                                                                                                            PAGE

PART I

Item 1:                 Business                                                                            2 - 21

Item 2:                 Properties                                                                          22

Item 3:                 Legal Proceedings                                                                   22 - 26

Item 4:                 Submission of Matters to a Vote of Security Holders                                 26 - 27

PART II

Item 5:                 Market for the Registrant's Common Equity and Related Stockholder Matters           28

Item 6:                 Selected Financial Data                                                             29 - 30

Item 7:                 Management's Discussion and Analysis of Financial Condition and Results of
                        Operations                                                                          31 - 46

Item 7A:                Quantitative and Qualitative Disclosure About Market Risk                           46

Item 8:                 Financial Statements and Supplementary Data                                         46

Item 9:                 Changes in and Disagreements with Accountants on Accounting and Financial
                        Disclosure                                                                          46

Item 9A:                Controls and Procedures                                                             47 - 48

Item 9B:                Other Information                                                                   48

PART III

Item 10:                Directors and Executive Officers of the Registrant                                  49

Item 11:                Executive Compensation                                                              49

Item 12:                Security Ownership of Certain Beneficial Owners and Management and
                        Related Stockholder Matters                                                         49

Item 13:                Certain Relationships and Related Transactions                                      49

Item 14:                Principal Accountant Fees and Services                                              49

PART IV

Item 15:                Exhibits and Financial Statement Schedules                                          50

Signatures                                                                                                  51

PART I.

ITEM 1. BUSINESS

Forward-looking Statements

        The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules; the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings; the availability of borrowed funds on terms acceptable to us; the ability to retain certain members of management; the ability to obtain surety bonds to secure our performance under certain construction contracts; possible labor disputes or work stoppages within the construction industry; changes in federal and state appropriations for infrastructure projects; possible changes or developments in worldwide or domestic political, social, economic, business, industry, market and regulatory conditions or circumstances; and actions taken or not taken by third parties, including our customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials. Also see “Risk Factors” on pages 12 through 21. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

General

        Perini Corporation and its subsidiaries (or “Perini,” “we,” “us,” and “our,” unless the context indicates otherwise) is a leading construction services company, based on revenues, as ranked by Engineering News-Record, or ENR, offering diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world. We have provided construction services since 1894 and have established a strong reputation within our markets by executing large, complex projects on time and within budget while adhering to strict quality control measures. We offer general contracting, preconstruction planning and comprehensive project management services, including the planning and scheduling of the manpower, equipment, materials and subcontractors required for a project. We also offer self-performed construction services including site work, concrete forming and placement and steel erection. During 2004, we performed work on more than 100 construction projects for over 65 federal, state and local government agencies or authorities and private customers. Our headquarters are in Framingham, Massachusetts, and we have seven other principal offices throughout the United States. Our common stock is listed on the New York Stock Exchange under the symbol “PCR”. Our $21.25 Preferred Stock is listed on the American Stock Exchange.

        Our business is conducted through three primary segments: building, civil, and management services. Our building segment, comprised of Perini Building Company and James A. Cummings, Inc., or Cummings, focuses on large, complex projects in the hospitality and gaming, sports and entertainment, educational, transportation and healthcare markets. Our civil segment is involved in public works construction primarily in the northeastern United States, including the repair, replacement and reconstruction of the United States public infrastructure such as highways, bridges and mass transit systems. In January 2005, we expanded our civil segment through the acquisition of Cherry Hill Construction, Inc., or Cherry Hill, an established civil construction company in the mid-Atlantic and southeastern United States. Our management services segment provides diversified construction, design-build and maintenance services to the U.S. military and government agencies as well as power producers, surety companies and multi-national corporations.

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

        We believe the hospitality and gaming market provides significant opportunities for growth. We are a recognized leader in this market, specializing in the construction of high-end destination resorts and casinos and Native American developments. We work with hotel operators, Native American tribal councils, developers and architectural firms to provide diversified construction services to meet the challenges of new construction and renovation of hotel and resort properties. We believe that our reputation for completing projects on time is a significant competitive advantage in this market, as any delay in project completion may result in significant loss of revenues for the customer. In ENR’s 2004 rankings based on revenue, we ranked as the nation’s 16th largest contractor in the general building market, 2nd largest builder in the hotel, motel and convention center market and as one of the top 25 builders in the sports and entertainment markets.

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

        In January 2003, we acquired Cummings to expand our presence in the southeast region of the United States. Cummings specializes in the construction of schools, municipal buildings and commercial developments.

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

        We have been active in civil construction since 1894 and believe we have developed a particular expertise in large, complex civil construction projects. ENR’s 2004 rankings based on revenue place us as the 49th largest builder of general transportation projects in the country and as a top 25 builder in the mass transit and rail market. We have completed or are currently working on some of the most significant civil construction projects in the northeast including a portion of Boston’s “Big Dig” project, the Williamsburg Bridge reconstruction, New Jersey Light Rail Transit, the Triborough Bridge rehabilitation, Jamaica Station and a section of the Long Island Expressway.

        In January 2005, we acquired Cherry Hill to expand our presence in the mid-Atlantic and southeast regions of the United States. Cherry Hill, which is now our wholly-owed subsidiary, specializes in excavation, foundations, paving and construction of civil infrastructure.

Management Services Segment

        Our management services segment provides diversified construction, design-build and maintenance services to the U.S. military and government agencies, power suppliers, surety companies and multi-national corporations in the United States and overseas. We believe customers choose our services based on our ability to plan and execute rapid response assignments and multi-year contracts through our diversified construction and design-build abilities. In addition, we believe we have demonstrated consistently superior performance on competitively bid or negotiated multi-year, multi-trade, task order and ID/IQ (Indefinite Delivery/Indefinite Quantity) construction programs. We have been chosen by the federal government for significant projects related to defense and reconstruction projects in Iraq and Afghanistan. For example, we are currently working on the reconstruction of electric power facilities in southern Iraq. In addition, we completed two projects to construct buildings and infrastructure at Afghan National Army bases near Kabul and have begun construction of two complete 6,000-person bases in northern and eastern Afghanistan.

        We believe we are well positioned to capture additional projects that involve long-term contracts and provide a recurring source of revenues as government expenditures for defense and homeland security increase in response to the global threat of terrorism. For example, we have recently concluded a multi-year contract with the U.S. Department of State, Office of Overseas Buildings Operations, to perform design-build security upgrades at U.S. embassies and consulates throughout the world including Argentina, Brazil, Czech Republic, Laos, Pakistan, the Philippines and Taiwan. We are currently completing a separate contract to consolidate facilities for increased security at the U.S. Embassy in Islamabad, Pakistan. In addition, our proven abilities with federal government projects have enabled us to win contracts from private defense contractors who are executing projects for the federal government. For example, we have been awarded design and construction contracts by Raytheon Integrated Defense Systems for upgrades to radar facilities at Beale Air Force Base in California, the Cobra Dane Facility on Shemya Island, Alaska, and at a Royal Air Force facility in Fylingdales, England to meet the requirements of a new early warning radar system.

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

Markets and Customers

        Information on lines of business and foreign business is included under the following captions of this Annual Report on Form 10-K for the year ended December 31, 2004.

                                                                                                    Annual Report
                                                                                                     on Form 10-K
                                            Caption                                                   Page Number

Selected Consolidated Financial Information                                                             29 - 30
Management's Discussion and Analysis of Financial Condition and Results of Operations                   31 - 46
Note 11 of Notes to Consolidated Financial Statements entitled "Business Segments"                      79 - 81

        While the “Selected Consolidated Financial Information” presents certain business segment information for purposes of consistency of presentation for the five years ended December 31, 2004, additional business segment information required by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information”, for the three years ended December 31, 2004 is included in Note 11 of Notes to Consolidated Financial Statements.

        Our construction services are targeted toward end markets that are diversified across project types, client characteristics and geographic locations. Revenues by business segment for each of the three years in the period ended December 31, 2004 are set forth below:

                                                  Revenues by Segment
                                                Year Ended December 31,
                                      ---------------------------------------------
                                          2004            2003            2002
                                      -------------   -------------   -------------
                                                     (in thousands)
Building                               $ 1,298,771     $  898,254       $  631,860
Civil                                      138,095        176,877          312,528
Management Services                        405,449        298,972          140,653
                                      -------------   -------------   -------------
     Total                             $ 1,842,315     $1,374,103       $1,085,041
                                      =============   =============   =============

        Revenues by end market for the building segment for each of the three years in the period ended December 31, 2004 are set forth below:

                                          Building Segment Revenues by End Market
                                      -------------------------------------------------
                                           2004              2003            2002
                                      -------------     -------------    -------------
                                                     (in thousands)
Hospitality and Gaming                 $ 1,042,671      $  541,575       $  513,374
Sports and Entertainment                    10,753         126,705           72,729
Education Facilities                       111,296          98,730            1,181
Transportation Facilities                   34,801          46,266           14,096
Healthcare Facilities                       25,206          53,351           11,264
Other                                       74,044          31,627           19,216
                                     -------------     -------------     -------------
     Total                             $ 1,298,771      $  898,254       $  631,860
                                     =============     =============     =============

        Revenues by end market for the civil segment for each of the three years in the period ended December 31, 2004 are set forth below:

                                           Civil Segment Revenues by End Market
                                      -----------------------------------------------
                                         2004             2003              2002
                                      ------------     ------------     -------------
                                                      (in thousands)
Highways                               $   17,394     $     64,322       $    92,486
Bridges                                    39,868           16,519            72,312
Mass Transit                               46,509           84,967           145,160
Wastewater Treatment and Other             34,324           11,069             2,570
                                      ------------     ------------     -------------
     Total                             $  138,095      $   176,877       $   312,528
                                      ============     ============     =============

        Revenues by end market for the management services segment for each of the three years in the period ended December 31, 2004 are set forth below:

                                          Management Services Segment
                                             Revenues by End Market
                                 -----------------------------------------------
                                     2004             2003             2002
                                 -------------     ------------     ------------
                                                 (in thousands)
U.S. Government Services             $329,095         $218,688         $ 46,749
Power Facilities Maintenance           59,945           51,724           74,948
Other                                  16,409           28,560           18,956
                                 -------------     ------------     ------------
     Total                           $405,449         $298,972         $140,653
                                 =============     ============     ============

        We provide our services to a broad range of private and public customers. The allocation of our revenues by client source for each of the three years in the period ended December 31, 2004 are set forth below:

                        Revenues by Client Source
                        -------------------------

                                              Year Ended December 31,
                                           -------------------------------
                                            2004        2003       2002
                                           --------    -------    --------

Private Owners                               67%         61%        65%
State and Local Governments                  15          23         30
Federal Governmental Agencies                18          16          5
                                           --------    -------    --------
                                            100%        100%       100%
                                           ========    =======    ========

        Private Owners. We derived approximately 67% of our revenues from private customers during 2004. Our private customers include major hospitality and gaming resort owners, Native American sovereign nations, private developers, healthcare and retirement companies and a leading owner and operator of power facilities. We provide services to our private customers primarily through negotiated contract arrangements, as opposed to competitive bids.

        State and Local Governments. We derived approximately15% of our revenues from state and local government customers during 2004. Our state and local government customers include state transportation departments, state and local correctional departments, metropolitan authorities, cities, municipal agencies, school districts and public universities. We provide services to our state and local customers primarily pursuant to contracts awarded through competitive bidding processes. Our civil contracting services are concentrated in the northeast, principally in the metropolitan New York and Boston markets. Our building construction services for state and local government customers, which have included schools and dormitories, correctional and healthcare facilities, parking structures and municipal buildings, are in locations throughout the country. Since our acquisition of Cummings in January 2003, we have been particularly active in providing construction services for local government customers in Florida.

        Federal Governmental Agencies. We derived approximately 18% of our revenues from federal governmental agencies during 2004. These agencies have included the State Department, the U.S. Navy and the U.S. Army Corps of Engineers. We provide services to federal agencies primarily pursuant to contracts for specific or multi-year assignments that involve new construction or infrastructure improvements. A substantial portion of our revenues from federal agencies is derived from projects in overseas locations. Our share of revenues derived from federal customers has increased steadily in recent years. We expect this trend to continue for the foreseeable future as a result of our expanding base of experience and relationships with federal agencies, together with favorable market and expenditure trends for defense, security and reconstruction work.

Backlog

        We include a construction project in our backlog at such time as a contract is awarded or a firm letter of commitment is obtained and funding is in place. As a result, the backlog figures are firm, subject only to the cancellation provisions contained in the various contracts. Historically, these provisions have not had a material adverse effect on us.

        As of December 31, 2004, we had a construction backlog of $1.151 billion compared to $1.666 billion at December 31, 2003 and $990 million at December 31, 2002. Backlog is summarized below by business segment as of December 31, 2004 and 2003:

                                          Backlog by Business Segment
                               --------------------------------------------------
                                      December 31,             December 31,
                                         2004                       2003
                               ------------------------   -----------------------
                                            (dollars in thousands)
Building                         $   570,067      50%      $   896,799       54%
Civil                                230,711      20           305,698       18
Management Services                  350,697      30           463,967       28
                               --------------   -------   -------------    ------
     Total                       $ 1,151,475     100%      $ 1,666,464      100%
                               ==============   =======   =============    ======

        We estimate that approximately $200 million, or 17%, of our backlog at December 31, 2004 will not be completed in 2005.

        Backlog by end market for the building segment as of December 31, 2004 and 2003 is set forth below:

                                          Building Segment Backlog by End Market
                                  -------------------------------------------------------
                                        December 31,                  December 31,
                                            2004                          2003
                                  --------------------------    -------------------------
                                                  (dollars in thousands)
Hospitality and Gaming                 $ 406,869       71%           $ 608,161      68%
Sports and Entertainment                   3,260        1                9,235       1
Education Facilities                      99,221       17              116,013      13
Transportation Facilities                  9,806        2               45,529       5
Healthcare Facilities                      4,393        1               26,048       3
Other                                     46,518        8               91,813      10
                                  ---------------    -------    ---------------   -------
     Total                             $ 570,067      100%           $ 896,799     100%
                                  ===============    =======    ===============   =======

        Backlog by end market for the civil segment as of December 31, 2004 and 2003 is set forth below:

                                                  Civil Segment Backlog by End Market
                                      ------------------------------------------------------------
                                             December 31,                    December 31,
                                                 2004                            2003
                                      ----------------------------    ----------------------------
                                                        (dollars in thousands)
Highways                                $  12,243          6%           $  24,736          8%
Bridges                                    76,984         33              102,155         33
Mass Transit                               53,570         23               60,603         20
Wastewater Treatment and Other             87,914         38              118,204         39
                                      ------------    ------------    ------------    ------------
     Total                              $ 230,711        100%           $ 305,698        100%
                                      ============    ============    ============    ============

        Backlog by end market for the management services segment as of December 31, 2004 and 2003 is set forth below:

                                       Management Services Segment Backlog by End Market
                                 -------------------------------------------------------------
                                         December 31,                    December 31,
                                             2004                            2003
                                 -----------------------------    ----------------------------
                                                    (dollars in thousands)
U.S. Government Services             $231,145         66%            $305,496         66%
Power Facilities Maintenance          113,239         32              150,308         32
Other                                   6,313          2                8,163          2
                                 -------------    ------------    ------------    ------------
     Total                           $350,697        100%            $463,967        100%
                                 =============    ============    ============    ============

Competition

         The construction industry is highly competitive and the markets in which we compete have numerous and often larger companies that provide similar services. In certain end markets of the building segment, such as hospitality and gaming, we are one of the largest providers of construction services in the United States, but within other end markets of the building segment, and within the civil and management services segments, there are competitors with significantly greater capabilities and resources. In our building segment, we compete with a variety of national and regional contractors. In the west, our primary competitors are Marnell-Carrao, Huntcor and McCarthy. In the northeast, our primary competitors are Suffolk, Gilbane and Turner and in the southeast our primary competitors include Centex-Rooney, James B. Pirtle and Whiting-Turner. In our management services segment, we compete principally with national engineering and construction firms such as Fluor, Washington Group International and Kellogg Brown & Root. In our civil segment, we compete principally with large civil construction firms that operate in the northeast, including Slattery/Skanska, Granite Construction/Halmar, Tully and Schiavone. We believe price, experience, reputation, responsiveness, customer relationships, project completion track record and quality of work are key factors in customers awarding contracts across our end markets.

Types of Contracts and The Contract Process

Type of Contracts

         The general contracting and management services we provide consist of planning and scheduling the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms, plans and specifications contained in a construction contract. We provide these services by entering into traditional general contracting arrangements, such as fixed price, guaranteed maximum price and cost plus award fee contracts and, to a lesser extent, construction management or design-build contracting arrangements. These contract types and the risks generally inherent therein are discussed below:

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

  Cost plus fee (Cost Plus) contracts provide for reimbursement of the costs required to complete a project plus a stipulated fee arrangement. Cost Plus contracts include cost plus fixed fee (CPFF) contracts and cost plus award fee (CPAF) contracts. CPFF contracts provide for reimbursement of the costs required to complete a project plus a fixed fee. CPAF contracts provide for reimbursement of the costs required to complete a project plus a base fee as well as an incentive fee based on cost and/or schedule performance. Cost Plus contracts serve to minimize the contractor's financial risk, but may also limit profits. Services provided by our management services segment to various U.S. government agencies often are performed under Cost Plus contracts which subject us to compliance with the Federal Acquisition Regulations, Cost Accounting Standards and to audits by the Defense Contract Audit Agency.

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

  Construction management (CM) contracts are those under which a contractor agrees to manage a project for the owner for an agreed-upon fee, which may be fixed or may vary based upon negotiated factors. CM contracts serve to minimize the contractor's financial risk, but may also limit profit relative to the overall scope of a project.

         Historically, a high percentage of our contracts have been of the fixed price and GMP type. A summary of revenues and backlog by type of contract for each of the three years in the period ended December 31, 2004 follows:

                                      Backlog as of
                                      December 31,
                               ----------------------------
                                 2004       2003      2002
                               -------    -------   -------

Fixed Price                      32%        30%       30%
Cost Plus, GMP or CM             68         70        70
                               -------    -------   -------
                                100%       100%      100%
                               =======    =======   =======

                                    Revenues for the
                                 Year Ended December 31,
                               ----------------------------
                                 2004       2003      2002
                               -------    -------   -------

Fixed Price                      20%        18%       35%
Cost Plus, GMP or CM             80         82        65
                               -------    -------   -------
                                100%       100%      100%
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

        During the normal course of most projects, the customer and sometimes the contractor initiate modifications or changes to the original contract to reflect, among other things, changes in specifications or design, construction method or manner of performance, facilities, equipment, materials, site conditions and period for completion of the work. Generally the scope and price of these modifications are documented in a "change order" to the original contract and reviewed, approved and paid in accordance with the normal change order provisions of the contract.

        Many times the contract requires us to perform extra or change order work as directed by the customer even if the customer has not agreed in advance on the scope or price of the work to be performed. This process may result in disputes over whether the work performed is beyond the scope of the work included in the original project plans and specifications or, if the customer agrees that the work performed qualifies as extra work, the price the customer is willing to pay for the extra work. Even when the customer agrees to pay for the extra work, we may be required to fund the cost of such work for a lengthy period of time until the change order is approved and funded by the customer. Also, these unapproved change orders, contract disputes or claims result in costs being incurred by us that cannot be billed currently and, therefore, are reflected as "Unbilled Work" in our balance sheet. See Note 1(d) of Notes to Consolidated Financial Statements. In addition, any delay caused by the extra work may adversely impact the timely scheduling of other project work and our ability to meet specified contract milestone dates.

        The process for resolving claims vary from one contract to another but, in general, we attempt to resolve claims at the project supervisory level through the normal change order process or with higher levels of management within our organization and the customer's organization. Depending upon the terms of the contract, claim resolution may employ a variety of other resolution methods, including mediation, binding or non-binding arbitration or litigation. Regardless of the process, when a potential claim arises on a project, we typically have the contractual obligation to perform the work and must incur the related costs. We do not recoup the costs until the claim is resolved. It is not uncommon for the claim resolution process to take months or years to resolve, especially if it involves litigation.

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

Environmental Matters

        Our properties and operations are subject to federal, state and municipal laws and regulations relating to the protection of the environment, including requirements for water discharges, air emissions, the use, management and disposal of solid or hazardous materials or wastes and the cleanup of contamination. For example, we must apply water or chemicals to reduce dust on road construction projects and to contain contaminants in storm run-off water at construction sites. In certain circumstances, we may also be required to hire subcontractors to dispose of hazardous materials encountered on a project in accordance with a plan approved in advance by the owner. We believe that we are in substantial compliance with all applicable laws and regulations. However, future requirements or amendments to current laws or regulations imposing more stringent requirements could require us to incur additional costs to maintain or achieve compliance.

        In addition, some environmental laws, such as the U.S. federal "Superfund" law and similar state statutes, can impose liability for the entire cost of cleanup of contaminated sites upon any of the current or former owners or operators or upon parties who sent wastes to these sites, regardless of who owned the site at the time of the release or the lawfulness of the original disposal activity. Contaminants have been detected at some of the sites that we own, or where we worked as a contractor in the past, and we have incurred costs for investigation or remediation of hazardous substances. We also believe that our liability for these sites will not be material, either individually or in the aggregate, and have pollution legal liability insurance available for such matters. We believe that we have minimal exposure to environmental liability as a result of the activities of Perini Environmental Services, Inc., or Perini Environmental, a wholly owned subsidiary of Perini that was phased out during 1997. Perini Environmental provided hazardous waste engineering and construction services to both private clients and public agencies nationwide. Perini Environmental was responsible for compliance with applicable laws in connection with its activities; however, Perini and Perini Environmental generally carried insurance or received indemnification from customers to cover the risks associated with the remediation business.

        We own real estate in four states and as an owner, are subject to laws governing environmental responsibility and liability based on ownership. We are not aware of any significant environmental liability associated with our ownership of real estate.

Real Estate Operations

        Effective June 30, 1999, management adopted a plan to withdraw completely from the real estate development business and to wind down the operations of Perini Land and Development Company, or PL&D, our wholly owned real estate development subsidiary. Accordingly, approximately 98% of the property has been liquidated since June 30, 1999. Since December 31, 2002, the only land remaining to be sold consists of certain fully developed parcels in Raynham, Massachusetts. This property is primarily included in "Other Assets" on the Consolidated Balance Sheets. (See Note 13 of Notes to Consolidated Financial Statements.)

Insurance and Bonding

        All of our properties and equipment, both directly owned or owned through joint ventures with others, are covered by insurance and management believes that such insurance is adequate. In addition, we maintain general liability, excess liability and workers' compensation insurance in amounts that we believe are consistent with our risk of loss and industry practice. Due to tight conditions in the insurance market, commencing in the calendar year 2002 and continuing through 2004, we purchased workers' compensation and general liability policies at substantially higher premiums with a self-insured deductible limit of $250,000 per occurrence, with appropriate aggregate caps on losses retained.

        As a normal part of the construction business, we are often required to provide various types of surety bonds as an additional level of security of our performance. We have surety arrangements with several sureties, one of which we have dealt with for over 75 years, and another of which owns approximately 10.5% of our outstanding common stock. (See Note 12 of Notes to Consolidated Financial Statements.)

Employees

        The total number of personnel employed by us is subject to seasonal fluctuations, the volume of construction in progress and the relative amount of work performed by subcontractors. During 2004, our average number of employees was approximately 2,400 with a maximum of approximately 3,600 and a minimum of approximately 1,500.

        We operate primarily as a union contractor. As such, we are signatory to numerous local and regional collective bargaining agreements, both directly and through trade associations, throughout the country. These agreements cover all necessary union crafts and are subject to various renewal dates. Estimated amounts for wage escalation related to the expiration of union contracts are included in our bids on various projects and, as a result, the expiration of any union contract in the next fiscal year is not expected to have any material impact on us. As of December 31, 2004, approximately 680 of our total of 1,520 employees were union employees. During the past several years, we have not experienced any work stoppages caused by our union employees.

Available Information

        Our website address is www.perini.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. We make available, free of charge on our Internet website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after we have electronically filed such materials with, or furnished it to, the United States Securities and Exchange Commission. Also available on our website are our Code of Business Conduct and Ethics, Corporate Governance Guidelines, the charters of the Committees of our Board of Directors and reports under Section 16 of the Exchange Act of transactions in our stock by our directors and executive officers.

RISK FACTORS

        We are subject to a number of risks, including those summarized below. Such risks could have a material adverse effect on our financial condition, results of operations and cash flows. See our disclosure under "Forward-looking Statements" on page 2.

Risks Relating to Our Business:

We are subject to significant legal proceedings, which, if determined adversely to us, could harm our reputation, preclude us from bidding on future projects and/or have a material adverse effect on us.

        We are involved in various lawsuits, including the legal proceedings described under Item 3 -- "Legal Proceedings." While some of these proceedings involve claims against us for significant amounts, we do not believe that these or any other pending litigation will ultimately result in a final judgment against us that would materially adversely affect us. Litigation is, however, inherently uncertain and it is not possible to predict what the final outcome will be of any legal proceeding. A final judgment against us would require us to record the related liability and fund the payment of the judgment and, if such adverse judgment is significant, it could have a material adverse effect on us.

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

        Also, these unapproved change orders, contract disputes or claims result in costs being incurred by us that cannot be billed currently and therefore, are reflected as "unbilled work" in our balance sheet. See Note 1(d) of Notes to

Consolidated Financial Statements. To the extent actual recoveries with respect to unapproved change orders, contract disputes or claims are lower than our estimates, the amount of any shortfall will reduce our revenues and the amount of unbilled work recorded on our balance sheet, and could have a material adverse effect on our working capital, results of operations and cash flows. In addition, any delay caused by the extra work may adversely impact the timely scheduling of other project work and our ability to meet specified contract milestone dates. For example, we are currently, along with our joint venture partners, pursuing a series of claims for additional contract time and compensation against the Massachusetts Highway Department for work performed by the joint venture on a portion of the Central Artery/Tunnel project in Boston, Massachusetts. During construction, the Massachusetts Highway Department ordered the joint venture to perform changes to the work and issued related direct cost changes with an estimated value, excluding time delay and inefficiency costs, in excess of $100 million. In addition, we encountered a number of unforeseen conditions during construction that greatly increased our cost of performance. See Item 3.-- "Legal Proceedings."

Economic, political and other risks associated with our international operations involve risks not faced by our domestic competitors, which could adversely affect our revenue and earnings.

        Approximately 18% of our revenue for the year ended December 31, 2004 was derived from our work on projects located outside of the United States. We expect non-U.S. projects to continue to contribute to our revenue and earnings for the foreseeable future. Our international operations expose us to risks inherent in doing business outside the United States, including:

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

        We recently performed design-build security upgrades at United States embassies and consulates throughout the world, and we are currently engaged in significant building and infrastructure reconstruction activities in Iraq and Afghanistan. The United States federal government has approved various spending bills for the reconstruction and defense of Iraq and has allocated significant funds to the defense of United States interests around the world from the threat of terrorism. A decrease in government funding of these projects or a decision by the federal government to reduce or eliminate the use of outside contractors to perform this work would decrease the number of projects available to us and limit our ability to obtain new contracts in this area. For example, in January 2005, we received a partial stop work order relating to several partially funded task orders for work in Iraq under a contract with the U.S. Department of State while the applicable agency evaluates the feasibility of shifting a portion of the construction funds to Iraqi government agencies in order to accelerate that country's economic recovery.

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

        The hospitality and gaming industry is regulated extensively by federal and state regulatory bodies, including state gaming commissions, the National Indian Gaming Commission and state and federal taxing and law enforcement agencies. From time to time, legislation is proposed in the legislatures of some of these jurisdictions that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the hospitality and gaming industry. Legislation of this type may be enacted in the future. The federal government has also previously considered a federal tax on casino revenues and may consider such a tax in the future. In addition, companies that operate in the hospitality and gaming industry are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. For example, a new tax law enacted in Nevada in July, 2003 increased the taxes applicable to Nevada gaming operations. Similar legislation or new hospitality and gaming regulations could deter future hospitality and gaming construction projects in jurisdictions in which we derive significant revenue. As a result, the enactment of such legislation or regulations could adversely impact our future earnings.

A decrease in government funding of infrastructure projects could reduce revenues within our civil construction business segment.

        Our civil construction markets are dependent on the amount of infrastructure work funded by various governmental agencies which, in turn, depends on the condition of the existing infrastructure, the need for new or expanded infrastructure and federal, state or local government spending levels. A decrease in government funding of infrastructure projects could decrease the number of civil construction projects available and limit our ability to obtain new contracts, which could reduce revenues within our civil construction segment.

If we are unable to accurately estimate the overall risks, revenues or costs on a contract, we may achieve a lower than anticipated profit or incur a loss on the contract.

        We generally enter into four principal types of contracts with our clients: fixed price contracts, cost plus award fee contracts, guaranteed maximum price contracts, and, to a lesser extent, construction management or design-build contracts. A significant portion of our revenues and backlog are derived from fixed price contracts. For example, approximately 20% of our revenues for the year ended December 31, 2004 were derived from fixed price contracts. Fixed price contracts require us to perform the contract for a fixed price irrespective of our actual costs. As a result, we realize a profit on these contracts only if we successfully control our costs and avoid cost overruns. Cost plus award fee contracts provide for reimbursement of the costs required to complete a project, but generally have a lower base fee and an incentive fee based on cost and/or schedule performance. If our costs exceed the revenues available under such a contract or are not allowable under the provisions of the contract, we may not receive reimbursement for these costs. Guaranteed maximum price contracts provide for a cost plus fee arrangement up to a maximum agreed-upon price. These contracts also place the risk on us for cost overruns that exceed the guaranteed maximum price. Construction management and design-build contracts are those under which we agree to manage a project for the client for an agreed upon fee, which may be fixed or may vary based upon negotiated factors. Profitability on these types of contracts is driven by changes in the scope of work or design issues, which could cause cost overruns beyond our control and limit profits on these contracts.

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

        We have been, are and will be in the future, the subject of audits and cost reviews by contracting agencies, such as the United States Defense Contract Audit Agency, or the DCAA. These agencies review a contractor's performance and may disallow costs if the agency determines that we accounted for such costs in a manner inconsistent with Cost Accounting Standards or other regulatory and contractual requirements. Therefore, a negative audit could result in a substantial adverse adjustment to our revenues and costs, harm our reputation and result in civil and criminal penalties.

Our participation in construction joint ventures exposes us to liability and/or reputational harm for failures of our partners.

        We sometimes enter into joint venture arrangements with outside partners on a joint and several basis so that we can jointly bid on and execute a particular project and reduce our financial or operational risk with respect to such projects. Success on these joint projects depends in large part on whether our joint venture partners satisfy their contractual obligations. If a joint venture partner fails to perform or is financially unable to bear its portion of required capital contributions, we could be required to make additional investments and provide additional services in order to make up for our partner's shortfall. Further, if we are unable to adequately address our partner's performance issues, the client may terminate the project, which could result in legal liability to us, harm our reputation and reduce profit on a project.

Our pension plan is underfunded and we may be required to make significant future contributions to the plan.

        Our defined benefit pension plan is a non-contributory pension plan covering substantially all of our employees. As of December 31, 2004, our pension plan was underfunded by approximately $32.0 million. We are required to make cash contributions to our pension plan to the extent necessary to comply with minimum funding requirements imposed by employee benefit and tax laws. The amount of any such required contributions is determined based on an annual actuarial valuation of the plan as performed by the plan's actuaries. During 2004, we voluntarily contributed $4.0 million in cash to our defined benefit pension plan. The amount of future contributions will depend upon asset returns, then-current discount rates and a number of other factors, and, as a result, the amount we may elect or be required to contribute to our pension plan in the future may increase significantly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies--Defined Benefit Retirement Plan."

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

        As is customary in the construction business, we often are required to provide surety bonds to secure our performance under construction contracts. Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise and certain external factors, including the overall capacity of the surety market. Surety companies consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time. Since 2001, the surety industry has undergone significant changes with several companies withdrawing completely from the industry or significantly reducing their bonding commitment. In addition, certain re-insurers of surety risk have limited their participation in this market. Therefore, we could be unable to obtain surety bonds, when required, which could adversely affect our future results of operations and revenues.

Conflicts of interest may arise with respect to our Chairman and Chief Executive Officer.

        Ronald N. Tutor, our chief executive officer and chairman of our Board of Directors, is the sole shareholder and chief executive officer of Tutor-Saliba Corporation, or Tutor-Saliba, a California corporation that beneficially owns approximately 21.7% of our common stock. Mr. Tutor also devotes a substantial amount of time to the business activities of Tutor-Saliba. Tutor-Saliba is engaged in the construction industry, and we have participated in joint ventures with Tutor-Saliba and expect to continue to do so. Although our joint ventures with Tutor-Saliba are discussed with our Audit Committee, transactions we enter into with Tutor-Saliba could be influenced by Mr. Tutor. As in any joint venture, we could have disagreements with Tutor-Saliba over the operation of the joint ventures or the joint ventures could be involved in disputes with third parties, such as the litigation described under Item 3. - "Legal Proceedings," where we may or may not have an identity of interest with Tutor-Saliba. When such situations arise, we may feel constrained in aggressively pursuing all options available to us because of Mr. Tutor's importance to us as our Chief Executive Officer and Chairman and a significant shareholder. If we face such a situation and elect to pursue options against Tutor-Saliba, it is possible that Mr. Tutor or we could terminate his management relationship with us, which could harm our reputation and impact our ability to procure future projects.

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

        Our business substantially depends on the continued service of key members of our management, particularly Ronald N. Tutor, Robert Band, Craig W. Shaw, Zohrab B. Marashlian and Michael E. Ciskey, who, collectively, have an average of 30 years in the construction industry and 24 years with us. The loss of the services of any of our key senior management could have a material adverse effect on us. Our future success will also depend on our ability to attract and retain highly skilled personnel, such as engineering, project management and senior management professionals. Competition for these employees is intense, and we could experience difficulty from time to time in hiring and retaining the personnel necessary to support our business. If we do not succeed in retaining our current employees and attracting new high quality employees, our reputation may be harmed and our future earnings may be negatively impacted.

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

        In addition, our credit facility prohibits us from incurring debt, other than debt incurred for financing our corporate headquarters, insurance premiums and construction equipment, from other sources without the consent of our lenders. The amount available to us under our credit facility at December 31, 2004 was $47.2 million.

        Our credit facility contains financial covenants that require us to maintain minimum tangible net worth, fixed charge coverage and operating profit levels as well as a minimum working capital ratio. Our ability to borrow funds for any purpose will depend on our satisfying these tests.

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

        As of December 31, 2004, our backlog was approximately $1.15 billion. We include a construction project in our backlog at such time as a contract is awarded or a firm letter of commitment is obtained and funding is in place. The revenue projected in our backlog may not be realized or, if realized, may not result in profits. For example, if a project reflected in our backlog is terminated, suspended or reduced in scope, it would result in a reduction to our backlog which would reduce, potentially to a material extent, the revenue and profit we actually receive from contracts in backlog. If a client cancels a project, we may be reimbursed for certain costs but typically have no contractual right to the total revenues reflected in our backlog. Significant cancellations or delays of projects in our backlog could have a material adverse effect on our cash flows and profits.

We have not paid dividends on our $21.25 Preferred Stock in several years and are currently in litigation with certain of our preferred stockholders.

        The outstanding shares of $21.25 Preferred Stock are represented by Depositary Shares, each of which represents a one-tenth fractional interest in the respective share of $21.25 Preferred Stock (including dividend, voting, redemption and liquidation rights and preferences). Under the terms of our $21.25 Preferred Stock, the holders of our $21.25 Preferred Stock are entitled to receive an annual cash dividend of $21.25 per share (or $2.125 per Depositary Share) when and as declared by our Board of Directors out of funds legally available for such purposes. We have not paid dividends on our $21.25 Preferred Stock (and therefore the Depositary Shares) since 1995, though they have been fully accrued due to the "cumulative" feature of the $21.25 Preferred Stock. The holders of our $21.25 Preferred Stock have the right to elect two directors to our board in the event that dividends are in arrears for at least six quarters, and the holders of our Depositary Shares have done so at each of our last seven annual meetings of stockholders.

        We are currently involved in a class action lawsuit brought by holders of our Depositary Shares. In November 2004, the parties reached an agreement to settle the class action lawsuit. Under the terms of the settlement, we would purchase all of the Depositary Shares submitted in the settlement for consideration of $19.00 per share in cash and one share of our common stock. As of December 31, 2004, there were 559,273 Depositary Shares outstanding. In the event that fewer than 200,000 Depositary Shares are submitted in to the settlement, we may terminate the settlement agreement and the parties will revert to their previous positions in the litigation. Although the named plaintiffs have agreed to support the proposed settlement, it remains subject to approval by the Court.

        In the event that less than all of the outstanding Depositary Shares are submitted in the settlement, dividends will continue to accrue on such Depositary Shares and the holders of such Depositary Shares will continue to have the right to elect two directors to our board. If less than 200,000 Depositary Shares are submitted and we terminate the settlement or if the Court rejects the proposed terms of the settlement, the class action lawsuit would proceed and, if such litigation results in a significant adverse judgment against us, it could have a material adverse effect on our cash flows and profits. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Dividends" and "Item 3. --Legal Proceedings--$21.25 Preferred Shareholders Class Action Lawsuit".

Our acquisition strategy involves a number of risks, the realization of which could adversely impact our future revenues and the revenues of the businesses that we acquire.

        As a part of our growth strategy, we plan to pursue selective strategic acquisitions of businesses. This strategy involves risks, including diversion of management's attention, potential loss of key employees of acquired businesses and difficulties in integrating operations and systems. We cannot be certain that we will be able to locate suitable acquisitions or consummate any such transactions on terms and conditions acceptable to us or that such transactions will be successful. An inability to successfully integrate acquired businesses into our operations could result in significant losses for us.

Risks Relating to Our Common Stock:

Future sales of our common stock may depress the market price of our common stock.

        As of December 31, 2004, the number of shares of our outstanding common stock freely tradeable on the New York Stock Exchange and not owned by our officers, directors, or affiliates was approximately 13.6 million. Pursuant to the registration rights agreement between us and certain of our stockholders, we have registered the resale of approximately 11.4 million shares of our common stock on a Form S-1 shelf registration statement, of which approximately 10.3 million shares remain available for resale. Registration of the resale of these shares of common stock permits their sale into the public market immediately. We cannot predict when the selling stockholders may sell their shares or in what volumes. However, the market price of our common stock could decline significantly if the selling stockholders sell a large number of shares into the public market or if the market believes that these sales may occur.

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

        Through December 31, 2004, the average daily trading volume during 2004 for our common stock was approximately 149,000 shares. Even if we achieve a wider dissemination by means of the resale of the shares under the shelf registration statement or otherwise, we are uncertain as to whether a more active trading market in our common stock will develop. As a result, relatively small trades may have a significant impact on the price of our common stock.

Our stock price has been and may continue to be volatile and may result in substantial losses for investors.

        The market price of our common stock has been, and is likely to continue to be, volatile. Since January 1, 2004, the market price for our common stock has been as high as $19.99 per share and as low as $8.80 per share. Additionally, the stock market in general has been highly volatile since 2000. This volatility in stock price often has been unrelated to our operating performance.

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

  announcements of new contracts by us or our competitors;

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

        As of December 31, 2004, the percentage of shares of our common stock owned by our executive officers, directors and 5% stockholders is approximately 46%. These stockholders have the ability to significantly influence the outcome of the election of most of our directors, and the approval of any action requiring majority approval of our common stockholders, including certain amendments to our charter. In addition, without the consent of these stockholders, we may not be able to enter into transactions that could be beneficial to us or our other stockholders.

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

ITEM 2. PROPERTIES

        Properties used in our construction operations are summarized below:

                                          Business                           Owned or            Approximate        Approximate Square
                                         Segment(s)                      Leased by Perini           Acres          Feet of Office Space
                           ----------------------------------------     -------------------     --------------     ---------------------
   Principal Offices
------------------------
Framingham, MA               Building, Civil and Management Services          Owned                   9                  100,000
Phoenix, AZ                               Building                            Leased                  -                   22,700
Peekskill, NY                              Civil                              Owned                   2                   21,000
Ft. Lauderdale, FL                        Building                            Leased                  -                   17,500
Las Vegas, NV                             Building                            Leased                  -                    7,400
Celebration, FL                           Building                            Leased                  -                    4,800
Carlsbad, CA                              Building                            Leased                  -                    3,900
Detroit, MI                               Building                            Leased                  -                    2,500
                                                                                                --------------     ---------------------
                                                                                                     11                  179,800
                                                                                                ==============     =====================

  Principal Permanent
     Storage Yards
------------------------
Bow, NH                                     Civil                             Owned                  70
Framingham, MA                       Building and Civil                       Owned                   6
Peekskill, NY                               Civil                             Owned                   3
Las Vegas, NV                             Building                            Leased                  2
                                                                                                --------------
                                                                                                     81
                                                                                                ==============

        We believe our properties are well maintained, in good condition, adequate and suitable for our purpose and fully utilized. Properties for sale applicable to our previously discontinued real estate activities are described above under “Real Estate Operations.”

ITEM 3. LEGAL PROCEEDINGS

Mergentime - Perini Joint Ventures vs. WMATA Matter

        On May 11, 1990, contracts with two joint ventures in which Perini Corporation, or Perini, held a 40% interest were terminated by the Washington Metropolitan Area Transit Authority, or WMATA, on two subway construction projects in the District of Columbia. The contracts were awarded to the joint ventures in 1985 and 1986. However, Perini and Mergentime Corporation, or Mergentime, the 60% managing partner, entered into an agreement in 1987 under which Perini withdrew from the joint ventures and Mergentime assumed complete control over the performance of both projects. This agreement did not relieve Perini of its responsibilities to WMATA as a joint venture partner. After Perini withdrew from the joint ventures, Mergentime and WMATA had a dispute regarding progress on the projects. After both construction contracts were terminated, WMATA retained Perini, acting independently, to complete both projects.

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

Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter

        During 1995, a joint venture, Tutor-Saliba-Perini, or the Joint Venture, in which Perini Corporation, or Perini, is the 40% minority partner and Tutor-Saliba Corporation, or Tutor-Saliba, of Sylmar, California is the 60% managing partner, filed a complaint in the Superior Court of the State of California for the County of Los Angeles against the Los Angeles County Metropolitan Transportation Authority, or the LAMTA, seeking to recover costs for extra work required by the LAMTA in connection with the construction of certain tunnel and station projects. In February 1999, the LAMTA countered with civil claims under the California False Claims Act against the Joint Venture, Tutor-Saliba and Perini jointly and severally (together, TSP). Ronald N. Tutor, the Chairman and Chief Executive Officer of Perini since March 2000, is also the chief executive officer and the sole stockholder of Tutor-Saliba.

        Claims concerning the construction of the LAMTA projects were tried before a jury in 2001. During trial, the Judge ruled that the Joint Venture had failed to comply with the Court’s prior discovery orders and the Judge penalized TSP, for the alleged non-compliance by dismissing the Joint Venture’s claims and by ruling, without a jury finding, that TSP was liable to the LAMTA for damages on the LAMTA’s counterclaims. The Judge then instructed the jury that TSP was liable to the LAMTA and charged the jury with the responsibility of determining the amount of the damages based on the Judge’s ruling. The jury awarded the LAMTA approximately $29.6 million in damages.

        On March 26, 2002, the Judge amended the award, ordering TSP to pay the LAMTA an additional $33.4 million in costs and attorney fees, with the aggregate $63.0 million award subject to interest at an annual rate of 10% from the date of the award.

        TSP appealed the Judge's discovery sanction, the subsequent judgment and the amended judgment.

        On January 25, 2005, the State of California Court of Appeal issued an opinion in which it reversed the entire $63.0 million trial court’s judgment and found that the trial court judge had abused his discretion and violated TSP’s due process rights and imposed an impermissibly overbroad sanction in issuing terminating sanctions that prevented the Joint Venture from presenting its claims and severely limited TSP in defending itself against the LAMTA’s lawsuit. The Court of Appeal also directed the trial court to dismiss LAMTA’s claims that TSP had violated the Unfair Competition Law and remanded the Joint Venture's claims against LAMTA for extra work required by LAMTA and LAMTA's counterclaim under the California False Claim Act against TSP to the trial court for further proceedings, including a new trial.

        Because this case is now scheduled to be retried, the ultimate financial impact of the lawsuit is not yet determinable. Therefore, no provision for loss, if any, has been recorded in the financial statements.

City of San Francisco vs. Tutor-Saliba, Perini & Buckley Joint Venture Matter

        In November 2002, the San Francisco City Attorney, on behalf of the City and County of San Francisco and the citizens of California, filed a civil action with a demand for a jury trial against the Tutor-Saliba, Perini & Buckley Joint Venture, or the Joint Venture, Perini Corporation, or Perini, Tutor-Saliba Corporation, or Tutor-Saliba, and Buckley & Company, Inc., or Buckley, and their bonding companies in the United States District Court in San Francisco relating to seven projects for work on the expansion of the San Francisco International Airport. A second amended complaint was filed in July 2003 which, among other things, added Ronald N. Tutor as a defendant. The Joint Venture was established by Tutor-Saliba, Perini and Buckley through two joint venture agreements dated October 28, 1996 and February 11, 1997. The Joint Venture had agreements with the Owner to perform work (“Contracts”) on only two of the above projects (“Projects”) and, as part of those Contracts, the Joint Venture provided performance and payment bonds to the Owner (“Bonds”).

        On or about May 24, 2004, the Court granted substantial portions of the defendants’ motion to dismiss the plaintiffs’ second amended complaint with leave to amend certain causes of action. On June 21, 2004, the plaintiffs filed their third amended complaint. In the third amended complaint, the plaintiffs allege, among other things, various overcharges, bidding violations, violations of minority contracting regulations, civil fraud, violation of the California False Claims and Unfair Competition Acts and breach of contract. In addition, the plaintiffs allege that the defendants have violated the United States Racketeer Influenced Corrupt Organizations Act. The plaintiffs have asserted approximately $45 million in actual damages against the Joint Venture and each of its partners as well as substantial liquidated damages, treble damages, punitive and exemplary damages, various civil penalties and a declaration that Tutor-Saliba and the Joint Venture are irresponsible bidders. The defendants filed a Motion to Dismiss the Third Amended Complaint. in August, 2004. A decision thereon is pending.

        Tutor-Saliba is the managing partner of the Joint Venture and, in December 1997, Perini sold its entire 20% interest in the Joint Venture to Tutor-Saliba. As part of that sale agreement, Tutor-Saliba agreed to indemnify Perini from any liability that Perini is required to pay by reason of or arising out of any event or occurrence subsequent to the date of the sale of Perini’s interest in the Joint Venture in any way connected with the joint venture agreements, the Contracts, the Projects and the Bonds. It is unclear based on the plaintiff’s current complaint whether the claims against the Joint Venture arise out of events that occurred subsequent to the date of the sale of Perini’s interest. The ultimate financial impact of this action is not yet determinable.

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

        Arbitration evidentiary hearings have commenced and are continuing.

        On October 7, 2004, STP filed suit against Perini in New York state court seeking enforcement against Perini of a Guaranty Agreement that allegedly guarantees the performance and payment obligations of the subject RPJV/Siemens Contract in an amount to be determined at trial, but not less than $27 million.

        On December 3, 2004, the Arbitrators dismissed Perini’s claims for general delay damages, and general conditions, its claim for damages under cardinal change theory and the claim amount of a subcontractor. Perini’s remaining claims are for $46.7 million.

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

        The DRB has also ruled on a binding basis that PKC is entitled to additional compensation awards totaling $17.1 million for impacts and inefficiencies caused by MHD to certain of PKC’s work. PKC has filed applications in these actions in the Massachusetts Superior Court seeking to confirm the awards, and MHD has filed applications to vacate these awards.

        Under the Dispute Resolution Rules of the contract, either party may periodically terminate the services of some or all of the DRB members, provided that members who are removed under this provision will remain on the DRB through the completion of any then pending claims. The MHD removed the “Second DRB” members under this provision, although those members have continued to hear claims that were pending when it was terminated. Replacement (“Third”) DRB members have been agreed upon (although PKC has asserted a challenge to the Chairman due to a conflict of interest, and the Chairman will likely be replaced). Proceedings before the Second and Third DRBs were postponed pending completion of the negotiation and mediation discussed below.

        The pending claims yet to be decided by the Second DRB on a binding basis have an anticipated value of $49.4 million. The remaining claims to be decided by the Third DRB on a binding basis have an anticipated value of $72.6 million.

        In December 2002, PKC and MHD entered into an agreement to attempt to resolve by negotiation and mediation all of the outstanding claims on the project. As part of the agreement, the MHD made certain provisional payments to PKC. The parties also agreed to stay the pending litigation and DRB proceedings during the negotiations. The parties began mediation on all claims in September 2003. The mediation continued until October 2004. No claims were settled.

        The mediation agreement has been terminated, and the hearings before the Second DRB, Third DRB, and the courts have resumed. The MHD has since asserted that the mediation/negotiation agreement terminated all authority of the Second DRB to hear pending claims and transferred those claims to the Third DRB. The MHD refuses to pay the Second DRB for its services or participate in hearings before the Second DRB. This issue is expected to be the subject of further litigation.

        Management has made an estimate of the total anticipated cost recovery on this project and it is included in revenue recorded to date. To the extent new facts become known or the final cost recovery included in the claim settlement varies from this estimate, the impact of the change will be reflected in the financial statements at that time.

        On August 14, 2002, the Massachusetts Attorney General’s office, pursuant to its authority under the Massachusetts False Claims Act, served a Civil Investigative Demand (“CID”) on Perini and the other joint venture partners. The CID sought the production of certain construction claims documentation in connection with the Central Artery/Tunnel Contract No. C11A1. In September 2004, the Attorney General ‘s office presented a list of items that it believed constitute possible false claims. PKC made a responsive presentation to the Attorney General’s office in January 2005. PKC vigorously denies that it submitted any false claims and is cooperating with the Attorney General’s office in the ongoing investigation.

$21.25 Preferred Shareholders Class Action Lawsuit

        On October 15, 2002, Frederick Doppelt, Arthur I. Caplan and Leland D. Zulch filed a lawsuit individually, and as representatives of a class of holders of the $2.125 Depositary Convertible Exchangeable Preferred Shares, representing 1/10 Share of $21.25 Convertible Exchangeable Preferred Stock (“Depositary Shares”) against certain current and former directors of Perini. This lawsuit is captioned Doppelt, et al. v. Tutor, et al., and is pending before the United States District Court for the District of Massachusetts. Mr. Doppelt is a current director of Perini and Mr. Caplan is a former director of Perini. Specifically, the original complaint alleged that the defendants breached their fiduciary duties owed to the holders of the Depositary Shares and to Perini. The plaintiffs principally allege that the defendants improperly authorized the exchange of Series B Preferred Stock for common stock while simultaneously refusing to pay accrued dividends due on the Depositary Shares.

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

        On April 12, 2004, pursuant to Defendants’ Motions to Dismiss, the Court dismissed the claim under the Massachusetts Consumer Protection Act. The Court did not dismiss the claim for breach of fiduciary duty, except as such claim relates to the tender offer for the purchase of the Company’s Depositary Shares. Pursuant to the Court’s April 12, 2004 Order, in May 2004 the plaintiffs filed a third amended complaint and a motion for class certification. Defendants filed an answer denying any and all claims of wrongdoing and asserting affirmative defenses.

        On November 30, 2004, Perini announced that the parties had reached an agreement for settlement of the Action. Under the terms of the settlement, Perini would purchase all of the Depositary Shares submitted in the settlement for consideration of $19.00 per share in cash and one share of Perini common stock. The named plaintiffs have agreed to support the settlement. As of December 31, 2004, there were 559,273 Depositary Shares outstanding. In the event that fewer than 200,000 Depositary Shares are submitted in the settlement, Perini may terminate the settlement agreement and the parties will revert to their previous positions in the litigation. The proposed settlement is subject to the approval of the Court. Frederick Doppelt will resign from his position as a director of Perini upon Court approval of the settlement.

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

Name, Offices Held and Age                 Year First Elected to Present Office and Business Experience

Ronald N. Tutor, Director, Chairman and    He has served as our Chief Executive Officer since March 2000 and as one
Chief Executive Officer - 64               of our Directors since January, 1997.  He has also served as our Chairman since July 1999, Vice Chairman from January 1998 to July 1999, and chief operating officer from January 1997 until March 2000 when he became Chief
                                           Executive Officer.  Mr. Tutor has served as chairman, president and chief executive officer of Tutor-Saliba Corporation, a California based construction contractor, since prior to 1995 and has actively managed that company since 1966.

Robert Band, Director, President and       He has served as a Director since May 1999.  He has also served as chief
Chief Operating Officer - 57               operating officer since March 2000 and as our president since May 1999.
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

Michael E. Ciskey, Vice President and      He has served as our Chief Financial Officer since November 2003 and as
Chief Financial Officer - 54               Vice President since May 1984.  He served as Corporate Controller from
                                           April 1999 until November 2003, Operations Controller from May 1998 until
                                           April 1999 and as Division Controller for various Perini civil construction business units from 1984 until 1998.

Zohrab B. Marashlian, President, Perini    He was appointed to his current position in December 1997, which entails
Civil Construction - 60                    overall responsibility for Perini's civil construction operations.  From
                                           April 1995 until December 1997, he served as President of Perini's
                                           Metropolitan New York Division and from January 1994 to December 1997, he served as Senior Vice President, Operations of Perini's Metropolitan New
                                           York Division.  Previously, he served in various project management capacities with Perini since 1971.

Craig W. Shaw, President, Perini           He was appointed to his current position in October 1999, which entails
Building Company - 50                      overall responsibility for Perini's building construction operations.
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

        Our officers are elected on an annual basis at the Board of Directors’ Meeting immediately following the Annual Meeting of Stockholders in May, to hold such offices until the Board of Directors’ Meeting following the next Annual Meeting of Stockholders and until their respective successors have been duly appointed or until his earlier resignation or removal.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS

Market Information

        Our common stock is traded on the New York Stock Exchange under the symbol “PCR”. The quarterly market high and low sales prices for our common stock in 2004 and 2003 are summarized below:

                                                                 2004                            2003
                                                       ------------------------       -------------------------
                                                         High           Low              High           Low
                                                       ----------     ---------       -----------    ----------
Market Price Range per Common Share:
------------------------------------
Quarter Ended
  March 31                                               $ 19.99       $   8.80           $ 4.70      $   3.62
  June 30                                                  17.30           9.18             9.05          3.80
  September 30                                             15.99          10.10             8.99          6.26
  December 31                                              17.04          13.28            10.10          6.95

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

Holders

        At February 23, 2005, there were 968 holders of record of our common stock, including record holders on behalf of an indeterminate number of beneficial owners, based on the stockholders list maintained by our transfer agent.

ITEM 6. SELECTED FINANCIAL DATA

Selected Consolidated Financial Information

        The following selected financial data has been derived from audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, the related notes thereto and the independent auditors’ report thereon, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K and in previously filed annual reports on Form 10-K of Perini Corporation. Backlog and new business awarded are not measures defined in accounting principles generally accepted in the United States of America and have not been derived from our consolidated financial statements.

                                                    2004              2003             2002              2001             2000
                                               ---------------   ---------------  ---------------    --------------  ----------------
                                                                       (In thousands, except per share data)
OPERATING SUMMARY
Revenues:
  Building                                        $ 1,298,771       $   898,254      $   631,860       $ 1,120,161       $   740,555
  Civil                                               138,095           176,877          312,528           353,957           279,469
  Management Services                                 405,449           298,972          140,653            79,278            85,636
                                               ---------------   ---------------  ---------------    --------------  ----------------
  Total                                           $ 1,842,315       $ 1,374,103      $ 1,085,041       $ 1,553,396       $ 1,105,660

Cost of Operations                                  1,748,933         1,303,851        1,026,391         1,495,834         1,053,328
                                               ---------------   ---------------  ---------------    --------------  ----------------

Gross Profit                                      $    93,382       $    70,252      $    58,650       $    57,562       $    52,332
G&A Expense                                            43,049            39,762           32,770            28,061            24,977
                                               ---------------   ---------------  ---------------    --------------  ----------------
Income From  Construction Operations              $    50,333       $    30,490      $    25,880       $    29,501       $    27,355
Other (Income) Expense, Net                             4,703            (1,435)             520               227              (949)
Interest Expense                                          704             1,003            1,485             2,006             3,966
                                               ---------------   ---------------  ---------------    --------------  ----------------
Income Before Income Taxes                        $    44,926       $    30,922      $    23,875       $    27,268       $    24,338
(Provision) Credit for Income Taxes                    (8,919)           13,096             (801)             (850)               43
                                               ---------------   ---------------  ---------------    --------------  ----------------
Net Income                                        $    36,007       $    44,018      $    23,074       $    26,418       $    24,381
                                               ===============   ===============  ===============    ==============  ================

Income Available for Common Stockholders (1)      $    34,819       $    49,619      $    20,949       $    24,293       $     7,299

Per Share of Common Stock:
  Basic Earnings                                  $      1.47       $      2.18      $      0.92       $      1.07       $      0.39
                                               ===============   ===============  ===============    ==============  ================
  Diluted Earnings                                $      1.39       $      2.10      $      0.91       $      1.04       $      0.39
                                               ===============   ===============  ===============    ==============  ================
  Cash Dividend Declared                          $        -        $         -      $         -       $         -       $         -
                                               ---------------   ---------------  ---------------    --------------  ----------------
  Book Value                                      $     6.34        $      4.65      $      2.72       $      2.40       $      1.57
                                               ---------------   ---------------  ---------------    --------------  ----------------
Weighted Average Common Shares Outstanding:
  Basic                                                23,724            22,763           22,664            22,623            18,521
                                               ---------------   ---------------  ---------------    --------------  ----------------
  Diluted                                              25,061            23,583           22,939            23,442            18,527
                                               ---------------   ---------------  ---------------    --------------  ----------------

                                                    2004              2003             2002              2001             2000
                                               ---------------   ---------------  ---------------    --------------  ----------------
                                                                                   (In thousands)
FINANCIAL POSITION SUMMARY

Working Capital                                   $   178,029       $   125,397        $ 115,908       $    93,369       $    80,477
                                               ---------------   ---------------  ---------------    --------------  ----------------

Current Ratio                                           1.41x             1.31x            1.44x             1.24x             1.20x
                                               ---------------   ---------------  ---------------    --------------  ----------------

Long-term Debt, less current maturities           $     8,608       $     8,522        $  12,123       $     7,540       $    17,218
                                               ---------------   ---------------  ---------------    --------------  ----------------

Stockholders' Equity                              $   174,034       $   120,560        $  86,649       $    79,408       $    60,622
                                               ---------------   ---------------  ---------------    --------------  ----------------

Ratio of Long-term Debt to Equity                        .05x              .07x             .14x              .09x              .28x
                                               ---------------   ---------------  ---------------    --------------  ----------------

Total Assets                                      $   654,265       $   565,443        $ 402,389       $   501,241       $   487,478
                                               --------------    --------------   --------------     -------------   ----------------

OTHER DATA

Backlog at Year End (2)                           $ 1,151,475       $ 1,666,464        $ 990,175       $ 1,213,535       $ 1,788,731
                                               ---------------   ---------------  ---------------    --------------  ----------------

New Business Awarded (3)                          $ 1,327,326       $ 2,050,392        $ 861,681       $   978,200       $ 1,236,314
                                               ---------------   ---------------  ---------------    --------------  ----------------

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

(2) A construction project is included in our backlog at such time as a contract is awarded or a firm letter of commitment is obtained and funding is in place. Backlog is not a measure defined in accounting principles generally accepted in the United States of America, or GAAP, and our backlog may not be comparable to the backlog of other companies. Management uses backlog to assist in forecasting future results.

(3) New business awarded consists of the original contract price of projects added to our backlog in accordance with Note (2) above plus or minus subsequent changes to the estimated total contract price of existing contracts. Management uses new business awarded to assist in forecasting future results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

Overview

        We were incorporated in 1918 as a successor to businesses which had been engaged in providing construction services since 1894. We provide diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world. Our construction business is conducted through three basic segments or operations: building, civil and management services. Our building segment has significant experience providing services to a number of high growth, specialized building markets, including the hospitality and gaming, sports and entertainment, education, transportation and healthcare markets. Our civil segment specializes in new public works construction and the repair, replacement and reconstruction of infrastructure, including highways, bridges, mass transit systems and wastewater treatment facilities, principally in the metropolitan New York and Boston markets. Our management services segment provides diversified construction, design-build and maintenance services to the U. S. military and government agencies, power suppliers, surety companies and multi-national corporations in the United States and overseas. We have been chosen by the federal government for significant projects related to defense and reconstruction projects in Iraq and Afghanistan.

        The contracting and management services that we provide consist of general contracting, preconstruction planning and comprehensive management services, including planning and scheduling the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract. We also offer self-performed construction services including site work, concrete forming and placement and steel erection. We provide these services by using traditional general contracting arrangements, such as fixed price, guaranteed maximum price and cost plus fee contracts and, to a lesser extent, construction management or design-build contracting arrangements. In the normal conduct of our business, we enter into partnership arrangements, referred to as “joint ventures,” for certain construction projects. Each of the joint venture participants is usually committed to supply a predetermined percentage of capital, as required, and to share in a predetermined percentage of the income or loss of the project.

        For the year ended December 31, 2004, we had record revenues of $1.842 billion and a record pretax profit of $44.9 million. The 2004 operating results reflect increased profit contributions from all of our business units, most notably our building segment, due to an increased volume of work in the hospitality and gaming market, and our management services segment which experienced an increased volume of work in Iraq and Afghanistan. While the backlog of uncompleted construction work at December 31, 2004 was down to $1.15 billion compared to $1.67 billion at December 31, 2003, the demand for our future services in the gaming and hospitality market, as well as for construction management services to U. S. government agencies, remains high. Our financial condition remained strong at December 31, 2004 with working capital of $178.0 million, a ratio of current assets to current liabilities of 1.41 to 1.00, and minimal long-term debt.

Recent Developments

Move to New York Stock Exchange

        Effective April 1, 2004, our common stock began trading on the New York Stock Exchange under the symbol “PCR”. Previously, our common stock was listed on the American Stock Exchange. Our $21.25 Preferred Stock remains listed on the American Stock Exchange.

Secondary Offering Completed

        On April 13, 2004, we completed the pricing of a secondary offering of approximately 5.9 million shares of previously unregistered shares of our common stock at $15.00 per share. The shares were sold by a stockholder group consisting of Blum Capital Partners, L.P., PB Capital Partners, L.P., The Common Fund for Non-Profit Organizations, National Union Fire Insurance Company of Pittsburgh, Pa., a member of American International Group, and The Union

Labor Life Insurance Company on behalf of its Separate Account P. We did not receive any proceeds from the sale of these securities by the selling stockholders.

Resale Registration Statement

        On July 13, 2004, we filed a shelf registration statement with the Securities and Exchange Commission to register the resale of approximately 11.4 million shares of our common stock held by certain existing stockholders. The selling stockholders consist of Tutor-Saliba Corporation, National Union Fire Insurance Company of Pittsburgh, Pa., a member of American International Group, Inc., O&G Industries, Inc., Blum Capital Partners, L.P., PB Capital Partners, L.P., and the Union Labor Life Insurance Company acting on behalf of its Separate Account P. We will not receive any proceeds from the sales of these securities by the selling stockholders. In September 2004, Tutor-Saliba Corporation sold 862,500 shares of our common stock, including the exercise of the underwriters’ over-allotment option, at $13.75 per share in an underwritten public offering under the shelf registration statement. As of December 31, 2004, approximately 10.3 million shares remain available for resale.

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

Proposed Settlement of $21.25 Preferred Stock Lawsuit

        On November 30, 2004, we announced that the parties had reached an agreement to settle the class action lawsuit filed by the holders of the $21.25 Preferred Stock. Under the terms of the settlement, we would purchase all of the Depositary Shares submitted in the settlement for consideration of $19.00 per share in cash and one share of our common stock. As of December 31, 2004, there were 559,273 Depositary Shares outstanding. In the event that fewer than 200,000 Depositary Shares are submitted in the settlement, we may terminate the settlement agreement and the parties will revert to their previous positions in the litigation. The proposed settlement is subject to approval of the Court.

Acquisition of Cherry Hill Construction, Inc.

        On January 21, 2005, we completed the acquisition of Cherry Hill Construction, Inc. (“CHC”), a privately held construction company based in Jessup, Maryland, for approximately $20 million in cash. CHC is an established civil construction company in the Mid-Atlantic and Southeast regions with 2003 revenues and pretax earnings of $119.0 million and $3.6 million, respectively. CHC specializes in excavation, foundations, paving and construction of civil infrastructure. The acquisition will be effective as of January 1, 2005. At January 1, 2005, CHC had a firm backlog of approximately $128 million.

Receipt of a Partial Stop Work Order for Work in Iraq

        On January 23, 2005, we received a partial stop work order relating to several partially funded task orders for work in Iraq under our five-year cost-plus-award-fee contract with the U. S. Department of State’s Project Construction Office (“PCO”). The PCO is evaluating the feasibility of shifting a portion of the construction funds for certain electrical distribution facilities to Iraqi government agencies in order to accelerate that country’s economic recovery. Accordingly, we have not included in our backlog of uncompleted work at December 31, 2004 approximately $150 million relating to this contract pending clarification and resolution of the situation.

Backlog Analysis for 2004

        The following table provides an analysis of our backlog by business segment for the year ended December 31, 2004.

                             Backlog at          New Business         Revenue           Backlog at
                           December 31, 2003      Awarded (1)        Recognized      December 31, 2004
                          --------------------   ---------------    --------------  ---------------------
                                                          (in thousands)
Building                          $   896,799       $   972,039      $ (1,298,771)           $   570,067
Civil                                 305,698            63,108          (138,095)               230,711
Management Services                   463,967           292,179          (405,449)               350,697
                          --------------------   ---------------    --------------  ---------------------
Total                             $ 1,666,464       $ 1,327,326      $ (1,842,315)           $ 1,151,475
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

        The amount of unapproved change order and claim revenue is included in our balance sheet as Unbilled Work. The amount of Unbilled Work relating to unapproved change orders and claims included in our balance sheet at December 31, 2004 and 2003 is summarized below:

                                        December 31,
                                -----------------------------
                                    2004            2003
                                -------------   -------------
                                       (in thousands)

Unapproved Change Orders           $  4,028        $ 17,936
Claims                               69,171          64,515
                                -------------   -------------
                                   $ 73,199        $ 82,451
                                =============   =============

        Of the balance of unapproved change orders and claims included in Unbilled Work at December 31, 2004 and December 31, 2003, approximately $34.0 million and $36.0 million respectively, are amounts subject to pending litigation or dispute resolution proceedings as described in "Item 3 - Legal Proceedings" and Note 2, "Contingencies and Commitments" of Notes to Consolidated Financial Statements for the respective periods. These amounts are management's estimate of the probable recovery from the disputed claims considering such factors as evaluation of entitlement, settlements reached to date and knowledge of customer. In the event that future facts and circumstances, including the resolution of disputed claims, cause us to reduce the aggregate amount of our estimated probable recovery from the disputed claims, we will record the amount of such reduction against future earnings in the relevant period.

        Method of Accounting for Contracts - Revenues and profits from our contracts and construction joint venture contracts are recognized by applying percentages of completion for the period to the total estimated profits for the respective contracts. Percentage of completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. When the estimate on a contract indicates a loss, our policy is to record the entire loss during the accounting period in which it is estimated. In the ordinary course of business, at a minimum on a quarterly basis, we prepare updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs, including unapproved change orders and claims, during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract. An amount equal to the costs incurred which are attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable. For a further discussion of unapproved change orders and claims, see Item 1, "Business - Types of Contracts and The Contract Process". Profit from unapproved change orders and claims is recorded in the accounting period such amounts are resolved.

        Deferred contract revenue represents the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts. Unbilled work represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled work results when (1) the appropriate contract revenue amount has been recognized in accordance with the percentage of completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or (2) costs, recorded at estimated realizable value, related to unapproved change orders or claims are incurred. For unapproved change orders or claims that cannot be resolved in accordance with the normal change order process as defined in the contract, we may employ other dispute resolution methods, including mediation, binding and non-binding arbitration, or litigation. See Item 3 - "Legal Proceedings" and Note 2, "Contingencies and Commitments", of Notes to Consolidated Financial Statements. The prerequisite for billing unapproved change orders and claims is the final resolution and agreement between the parties. Unbilled work related to our contracts and joint venture contracts at December 31, 2004 is discussed in Note 1(d) of Notes to Consolidated Financial Statements.

        Accounting for Income Taxes - Information relating to our (provision) credit for income taxes and the status of our deferred tax assets and liabilities is presented in Note 5, "Income Taxes", of Notes to Consolidated Financial Statements. A key assumption in the determination of our book tax (provision) credit is the amount of the valuation allowance required to reduce the related deferred tax assets. A valuation allowance reduces the deferred tax assets to a level which will, more likely than not, be realized. Whether the deferred tax assets will be realized depends on the generation of future taxable income during the periods in which the deferred tax asset become deductible. The net deferred tax assets reflect management's estimate of the amount which will, more likely than not, reduce future taxable income.

        As of December 31, 2002, management believed that a valuation allowance was required to reduce the deferred tax assets, primarily relating to certain net operating loss carryforwards ("NOLs"), for the following reasons:

  Although we had generated approximately $75 million of pretax profits during the three-year period ended December 31, 2002, the construction business, in general, and our future operating performance is difficult to predict. This is illustrated by our cumulative pretax loss of $164 million during the five- year period immediately preceding the three-year period referred to above.
  A substantial amount of profitable new work is required in order for the utilization of the NOLs to be evaluated as "more likely than not."
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

        Based on a continuation of a substantial increase in pretax profit, the amount of new work acquired and the positive outlook in certain of our major markets, we substantially depleted the $8.4 million valuation allowance remaining at the end of 2003, by offsetting $7.9 million of tax provisions with further reductions in the valuation allowance during the first two quarters of 2004.

        Defined Benefit Retirement Plan - The status of our defined benefit pension plan obligations, related plan assets and cost is presented in Note 7 of Notes to Consolidated Financial Statements entitled "Employee Benefit Plans". Plan obligations and annual pension expense are determined by actuaries using a number of key assumptions which include, among other things, the discount rate, the estimated future return on plan assets and the anticipated rate of future salary increases. The discount rate of 6.25% used for purposes of computing the 2004 annual pension expense was determined at the beginning of the calendar year based on high-quality corporate bond yields as of that date. We plan to lower the discount rate used for computing the 2005 annual pension expense to 5.75% due to a decline in high-quality corporate bond yields as of the end of 2004.

        The estimated return on plan assets is primarily based on historical long-term returns of equity and fixed income markets according to our targeted allocation of plan assets (70% equity and 30% fixed income). While the weighted estimated return on asset rate has been approximately 8.3% in recent years, we plan to continue to use a rate of 7.5% in 2005 based on recent equity market performance compared to long-term historical averages.

        The plans' accumulated benefit obligation exceeded the fair value of plan assets on December 31, 2004, 2003 and 2002 in amounts greater than the accrued pension liability previously recorded. Accordingly, we increased our accrual by $5.0 million in 2004, $4.4 million in 2003 and $13.7 million in 2002 with the offset to accumulated other comprehensive loss, a reduction of stockholders' equity.

        Effective June 1, 2004, all benefit accruals under our pension plan were frozen; however, the current vested benefits will be preserved. As a result, notwithstanding the expected change in the discount rate assumption for 2005 noted above, we anticipate that pension expense will decrease from $3.5 million in 2004 to $2.2 million in 2005. Cash contributions are anticipated to be $6.0 million in 2005, but using our current assumptions regarding asset performance and the interest rate environment, cash contributions will likely increase significantly in the future.

Results of Operations -
2004 Compared to 2003

        Net income for the year ended December 31, 2004 was $36.0 million, an $8.0 million decrease from the record $44.0 million recorded in 2003. Net income for the year ended December 31, 2003 includes the recognition of a $14.9 million tax benefit based on the expectation that we will be able to fully utilize our net operating loss (NOL) carryforwards in future years. On a pretax basis, earnings for the year ended December 31, 2004 were a record $44.9 million, a $14.0 million (or 45%) increase from the $30.9 million recorded in 2003. The record pretax income in 2004 reflects a higher volume of work put in place due primarily to a higher backlog entering 2004 compared to 2003. In particular, we experienced a higher volume of work from our building segment in the hospitality and gaming market and from our management services segment due to contracts previously awarded in Iraq and Afghanistan.

        Basic earnings per common share were $1.47 for the year ended December 31, 2004 compared to $2.18 for the year ended December 31, 2003. Diluted earnings per common share were $1.39 for the year ended December 31, 2004, as compared to $2.10 for the year ended December 31, 2003. The basic and diluted earnings per common share calculations for the year ended December 31, 2003 were favorably impacted by $0.32 and $0.31 per share, respectively, due to the reversal of a pro rata portion of accumulated but unpaid dividends on our $21.25 Preferred Stock as a result of the tender offer completed in 2003. The basic and diluted earnings per common share calculations for the year ended December 31, 2003 were also favorably impacted by $0.65 and $0.63 per share, respectively, due to recognition of the $14.9 million tax benefit.

        Income before taxes increased by $14.0 million, or 45%, from $30.9 million in 2003 to a record of $44.9 million in 2004, due primarily to an overall increase in revenues. However, net income decreased by $8.0 million, from a record of $44.0 million in 2003 to $36.0 million in 2004, due to the recognition of a $14.9 million federal tax benefit in 2003 based on expected utilization of NOL carryforwards. In addition, both 2004 and 2003 reflect a lower-than-normal tax rate due to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations.

                               Revenues for the
                            Year Ended December 31,
                          ----------------------------     Increase           %
                             2004            2003         (Decrease)        Change
                          ------------    ------------   ------------   -------------
                                 (In millions)

Building                    $ 1,298.8       $   898.2        $ 400.6           44.6%
Civil                           138.1           176.9          (38.8)         (21.9)%
Management Services             405.4           299.0          106.4           35.6%
                          -----------     -----------    -----------
Total                       $ 1,842.3       $ 1,374.1        $ 468.2           34.1%
                          ============    ============   ============

        Overall revenues increased by $468.2 million (or 34.1%), from $1,374.1 million in 2003 to $1,842.3 million in

2004. This increase was due primarily to an increase in building revenues of $400.6 million (or 44.6%), from $898.2 million in 2003 to $1,298.8 million in 2004, and an increase in management services revenues of $106.4 million (or 35.6%), from $299.0 million in 2003 to $405.4 million in 2004. The increase in building construction revenues was due primarily to the timing of the start up of new projects in the hospitality and gaming market, particularly in California and Nevada, and reflects the significantly higher building segment backlog entering 2004 compared to 2003. The increase in management services revenues is due primarily to the new contracts we were awarded in late 2003 related to the rebuilding of Iraq and Afghanistan. These increases were partly offset by a decrease in civil construction revenues of $38.8 million (or 21.9%), from $176.9 million in 2003 to $138.1 million in 2004. The decrease in revenues from civil construction operations primarily reflects a decreasing backlog of civil construction work as we continue to focus on returning this segment to its historical level of performance. In addition, certain civil construction new work opportunities have been delayed pending finalization of funding.

                             Income from Construction
                                Operations for the
                           Year Ended December 31,
                           -----------------------------     Increase           %
                              2004             2003         (Decrease)       Change
                           ------------    -------------   -------------   ------------
                                    (In millions)

Building                      $ 25.2           $ 12.4          $ 12.8         103.2%
Civil                            5.5              3.2             2.3          71.9%
Management Services             29.9             23.7             6.2          26.2%
                           ------------    -------------   -------------
Subtotal                      $ 60.6           $ 39.3          $ 21.3          54.2%

Less:  Corporate               (10.3)            (8.8)            1.5         (17.0)%
                           ------------    -------------   -------------
Total                         $ 50.3           $ 30.5          $ 19.8          64.9%
                           ============    =============   =============

        Income from construction operations (excluding corporate) increased by $21.3 million (or 54.2%), from $39.3 million in 2003 to $60.6 million in 2004. Building construction income from operations increased by $12.8 million, from $12.4 million in 2003 to $25.2 million in 2004, due primarily to the increase in revenues discussed above. In addition, building construction income from operations improved due to a $0.7 million decrease in building construction-related general and administrative expenses as one business unit benefited from the impact of certain cost reduction measures instituted during 2003, as well as a greater ability to utilize personnel on projects as a result of the increased number of projects in process. Management services income from operations increased by $6.2 million (or 26.2%), from $23.7 million in 2003 to $29.9 million in 2004, due primarily to the increase in revenues discussed above. Despite the decrease in revenues discussed above, civil construction income from operations increased by $2.3 million, from $3.2 million in 2003 to $5.5 million in 2004, due primarily to net claim settlements realized in 2004 on several completed projects. In addition, civil construction income from operations improved due to a $0.4 million decrease in civil construction-related general and administrative expenses. Income from construction operations was negatively impacted by a $1.5 million increase in corporate general and administrative expenses, from $8.8 million in 2003 to $10.3 million in 2004, due primarily to an increase of approximately $0.7 million in outside professional fees and expenses related to establishing compliance with Section 404 of the Sarbanes-Oxley Act of 2002 with respect to assessment of our system of internal controls, as well as a $0.5 million increase in corporate incentive compensation.

        Other income/expense (net) increased by $6.1 million, from an income of $1.4 million in 2003 to an expense of $4.7 million in 2004, due primarily to a $2.5 million decrease in net gain recorded from land sales since fewer parcels were sold in 2004. In addition, other income/expense (net) increased due to a $1.7 million increase in expenses related to the secondary stock offerings completed in 2004, as well as a $1.3 million increase in the amortization of the intangible asset established in conjunction with the accounting for the acquisition of Cummings in January 2003. Also, in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, we recorded a one-time charge of $0.2 million in 2004 due to the decision to freeze all benefit accruals under our defined benefit pension plan effective June 1, 2004.

        The (provision) credit for income taxes reflects a lower-than-normal tax rate in both 2004 and 2003 due in part to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations. As a result of not providing federal income tax benefit applicable to losses recorded in certain prior years for financial reporting purposes, benefit from these losses was realized in 2004 and 2003 by not having to provide federal income tax of approximately $7.9 million and $11.0 million, respectively. In addition, the credit for income taxes in 2003 includes the recognition of an additional $14.9 million federal tax benefit in accordance with SFAS No. 109, “Accounting for Income Taxes” based on the expected utilization of NOL carryforwards.

Reconciliation of Reported Net Income to Pro Forma Net Income

        As noted above, our reported net income was $36.0 million and $44.0 million for the years ended December 31, 2004 and 2003, respectively. Our reported basic earnings per common share were $1.47 and $2.18 for the years ended December 31, 2004 and 2003, respectively. Our reported diluted earnings per common share were $1.39 and $2.10 for the years ended December 31, 2004 and 2003, respectively. Assuming an effective income tax rate of 38% and that we completed our 2003 tender offer for our $21.25 Preferred Stock prior to January 1, 2003, pro forma net income for the year ended December 31, 2004 would have been $27.9 million, as compared to pro forma net income of $19.2 million for the year ended December 31, 2003. Similarly, pro forma basic earnings per common share for the year ended December 31, 2004 would have been $1.12, as compared to pro forma basic earnings per common share of $0.79 for the year ended December 31, 2003. Pro forma diluted earnings per common share for the year ended December 31, 2004 would have been $1.06, as compared to pro forma diluted earnings per common share of $0.76 for the year ended December 31, 2003. The reconciliation of reported net income to pro forma net income for the year ended December 31, 2004 and 2003 is set forth below:

                                                                         Year Ended December 31,
                                                                        -----------------------------
                                                                            2004            2003
                                                                        -------------    ------------
                                                                               (In thousands,
                                                                           except per share data)

Reported net income                                                         $ 36,007        $ 44,018
Plus:  Provision (credit) for income taxes                                     8,919         (13,096)
                                                                        -------------    ------------
Income before income taxes                                                    44,926          30,922
Provision for income taxes assuming 38% effective rate                        17,071          11,750
                                                                        -------------    ------------
Pro forma net income                                                          27,855          19,172

Less:  Dividends accrued on Preferred Stock
           assuming the tender offer took place prior to
           January 1, 2003                                                    (1,188)         (1,188)
                                                                        -------------    ------------
Pro forma total available for common stockholders                           $ 26,667        $ 17,984
                                                                        =============    ============

Pro forma basic earnings per common share                                   $   1.12        $   0.79
                                                                        =============    ============

Pro forma diluted earnings per common share                                 $   1.06        $   0.76
                                                                        =============    ============

        To supplement our consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America, or GAAP, we sometimes use non-GAAP measures of net income, earnings per share and other measures that we believe are appropriate to enhance an overall understanding of our historical financial performance and future prospects. The non-GAAP results, which are adjusted to exclude certain costs, expenses, gains and losses from the comparable GAAP measures, are an indication of our baseline performance before gains, losses or other charges that are considered by management to be outside of our core operating results. These non-GAAP results are among the indicators management uses as a basis for evaluating our financial performance as well as for forecasting future periods. For these reasons, management believes these non-GAAP measures can be useful to investors, potential investors and others. The presentation of this additional information is not meant to be considered in isolation or as a substitute for net income or earnings per share prepared in accordance with GAAP.

Results of Operations -
2003 Compared to 2002

        Net income for the year ended December 31, 2003 was a record $44.0 million, a 90% increase from the $23.1 million net income recorded in 2002. The overall increase in net income of $20.9 million was due primarily to the recognition of a $14.9 million tax benefit based on the expected utilization of net operating loss (NOL) carryforwards. In addition, the record net income in 2003 reflects the impact of an increased volume of work acquired and put in place in 2003, in particular our contract awards in Iraq and Afghanistan, as well as the acquisition of Cummings in January 2003.

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

                               Revenues for the
                            Year Ended December 31,
                          ----------------------------     Increase           %
                             2003            2002         (Decrease)       Change
                          ------------    ------------   -------------   ------------
                                         (In millions)

Building                    $   898.2       $   631.9         $ 266.3          42.1%
Civil                           176.9           312.5          (135.6)        (43.4)%
Management Services             299.0           140.6           158.4         112.7%
                          ------------    ------------   -------------
Total                       $ 1,374.1       $ 1,085.0         $ 289.1          26.6%
                          ============    ============   =============

        Overall revenues increased by $289.1 million (or 26.6%), from $1,085.0 million in 2002 to $1,374.1 million in 2003. This increase was due primarily to a increase in building construction revenues of $266.3 million (or 42.1%), from $631.9 million in 2002 to $898.2 million in 2003, due primarily to the impact of the Cummings acquisition in January 2003 and improved new work acquisition results during the second and third quarters of 2003. Management services revenues increased by $158.4 million (or 112.7%), from $140.6 million in 2002 to $299.0 million in 2003, due primarily to the new contracts we were awarded in 2003 related to the rebuilding of Iraq and Afghanistan. These increases were partly offset by a decrease in civil construction revenues of $135.6 million (or 43.4%), from $312.5 million in 2002 to $176.9 million in 2003. The decrease in revenues from civil construction operations primarily reflects the decrease in the Company's year-end backlog at December 31, 2002 compared to the year-end backlog at December 31, 2001, as the pace of new contract awards slowed during 2002 and the first half of 2003 due to a temporary decrease in the number of public works projects available to bid and increased competition from other contractors when bidding on the reduced level of work available.

                          Income from Construction
                              Operations for the
                          Year Ended December 31,
                          ----------------------------     Increase           %
                             2003            2002         (Decrease)       Change
                          ------------    ------------   -------------   ------------
                                         (In millions)

Building                       $ 12.4          $ 14.5          $ (2.1)         (14.5)%
Civil                             3.2             6.4            (3.2)         (50.0)%
Management Services              23.7            11.7            12.0          102.6%
                          ------------    ------------   -------------
Subtotal                       $ 39.3          $ 32.6          $  6.7           20.6%

Less:  Corporate                 (8.8)           (6.7)            2.1           31.3%
                          ------------    ------------   -------------
Total                          $ 30.5          $ 25.9          $  4.6           17.8%
                          ============    ============   =============

        Income from construction operations (excluding corporate) increased by $6.7 million (or 20.6%), from $32.6 million in 2002 to $39.3 million in 2003. Management services income from operations increased by $12.0 million (or 102.6%), from $11.7 million in 2002 to $23.7 million in 2003, due primarily to the increase in revenues related to the rebuilding of Iraq and Afghanistan. Despite the favorable impact of the Cummings acquisition, building construction income from operations decreased by $2.1 million (or 14.5%), from $14.5 million in 2002 to $12.4 million in 2003. Building construction income from operations was negatively impacted by a $1.0 million increase in building construction-related general and administrative expenses (exclusive of Cummings) primarily in connection with the pursuit of new work opportunities including the opening or expansion of new regional offices in Florida and California. Civil construction income from operations decreased by $3.2 million (or 50.0%), from $6.4 million in 2002 to $3.2 million in 2003, due primarily to the decrease in revenues discussed above partly offset by a higher gross profit margin in 2003 primarily because 2002 included recognition of our share of a loss on a Central Artery "Big Dig" joint venture project in Boston, Massachusetts. Income from construction operations was negatively impacted by a $2.1 million increase in corporate general and administrative expenses, from $6.7 million in 2002 to $8.8 million in 2003, due primarily to an aggregate increase in several items including corporate incentive compensation, outside professional fees relating to the annual audit of the Company's financial statements and to the $21.25 Preferred Shareholders Class Action Lawsuit (see Note 2(f) of Notes to Consolidated Financial Statements), and certain corporate insurance premium costs.

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

        The credit for income taxes in 2003 is due primarily to the recognition of a $14.9 million tax benefit in accordance with SFAS No. 109, "Accounting for Income Taxes" based on the expected utilization of NOL carryforwards. In addition, as a result of not providing federal income tax benefit applicable to losses recorded in certain prior years for financial reporting purposes, benefit from these losses was realized in 2003 and 2002 by not having to provide federal income tax of approximately $11.0 million and $8.5 million, respectively. Also, the provision for income taxes in 2002 reflects the reversal of the federal alternative minimum tax provided in 2001 which was no longer required based on the provisions of the Job Creation and Worker Assistance Act of 2002. As a result of the recognition of the $14.9 million NOL tax benefit, basic and diluted earnings per common share calculations for the year ended December 31, 2003 were favorably impacted by $0.65 and $0.63 per share, respectively.

Reconciliation of Reported Net Income to Pro Forma Net Income

        Assuming an effective income tax rate of 38% and that we completed our tender offer for our $21.25 Preferred Stock prior to January 1, 2002, pro forma net income for the year ended December 31, 2003 would have been $19.2 million, compared to $14.8 million for the year ended December 31, 2002. Similarly, pro forma basic earnings per share for the year ended December 31, 2003 would have been $0.79, compared to $0.60 for the year ended December 31, 2002. Pro forma diluted earnings per share for the year ended December 31, 2003 would have been $0.76 compared to $0.59 for the year ended December 31, 2002. The reconciliation of reported net income to pro forma net income for the years ended December 31, 2003 and 2002 is set forth below:

                                                               Year Ended December 31,
                                                             ----------------------------
                                                                2003            2002
                                                             ------------    ------------
                                                                   (In thousands,
                                                               except per share data)

Reported net income                                             $ 44,018        $ 23,074
Plus:  Provision (credit) for income taxes                       (13,096)            801
                                                             ------------    ------------
Income before income taxes                                        30,922          23,875
Provision for income taxes assuming 38% effective rate            11,750           9,072
                                                             ------------    ------------
Pro forma net income                                              19,172          14,803

Less:  Dividends accrued on Preferred Stock
       assuming the tender offer took place prior to
       January 1, 2002                                            (1,188)         (1,188)
                                                             ------------    ------------
Pro forma total available for common stockholders               $ 17,984        $ 13,615
                                                             ============    ============

Pro forma basic earnings per common share                       $   0.79        $   0.60
                                                             ============    ============

Pro forma diluted earnings per common share                     $   0.76        $   0.59
                                                             ============    ============

Liquidity and Capital Resources

Cash and Working Capital

        Cash and cash equivalents as reported in the accompanying Consolidated Statements of Cash Flows consist of amounts held by us as well as our proportionate share of amounts held by construction joint ventures. Cash held by us is available for general corporate purposes while cash held by construction joint ventures is available only for joint venture-related uses. Cash held by construction joint ventures is distributed from time to time to us and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by us from our construction joint ventures are then available for general corporate purposes. At December 31, 2004 and 2003, cash held by us and available for general corporate purposes was $81.0 million and $33.4 million, respectively, and our proportionate share of cash held by joint ventures and available only for joint venture-related uses was $55.3 million and $34.4 million, respectively.

        Billing procedures in the construction industry generally are based on the specific billing terms of a contract and are often not correlated with performance. For example, billings may be based on various measures of performance, such as cubic yards excavated, architect's estimates of completion, costs incurred on cost-plus type contracts or weighted progress from a cost loaded construction time schedule. Billings are generally on a monthly basis and are reviewed and approved by the customer prior to submission. Therefore, once a bill is submitted, we are generally able to collect amounts owed to us in accordance with the payment terms of the contract. In addition, contractor's receivables usually include retentions, or amounts that are not due until contracts are completed or until specified contract conditions or guarantees are met. Retentions are governed by contract provisions and are typically a fixed percentage (for example, 5% or 10%) of each billing. We generally follow the policy of paying our vendors and subcontractors on a particular project after we receive payment from our customer.

        A summary of cash flows for each of the years ended December 31, 2004, 2003 and 2002 is set forth below:

                                          Year Ended December 31,
                                      --------------------------------
                                        2004       2003        2002
                                      ---------   --------   ---------
                                               (In millions)
Cash flows from:
    Operating activities               $  59.8     $ 42.6      $ (3.6)
    Investing activities                  (1.9)      (7.9)       (0.6)
    Financing activities                  10.6      (13.9)       (5.3)
                                      ---------   --------   ---------
Net increase (decrease) in cash        $  68.5     $ 20.8      $ (9.5)
Cash at beginning of year                 67.8       47.0        56.5
                                      ---------   --------   ---------
Cash at end of year                    $ 136.3     $ 67.8      $ 47.0
                                      =========   ========   =========

        During 2004, we generated $59.8 million in cash flow from operating activities and $10.6 million in cash flow from financing activities, primarily from $11.6 million received from the exercise of common stock options, to fund $1.9 million in cash flow used by investing activities, primarily to acquire construction equipment, and to increase our balance of cash on hand. As a result, our consolidated cash balance increased by $68.5 million, from $67.8 million at December 31, 2003 to $136.3 million at December 31, 2004.

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

        Working capital increased, from $125.4 million at the end of 2003 to $178.0 million at December 31, 2004. The current ratio increased from 1.31x compared to 1.41x during the same period. Since December 31, 2002, working capital has increased by $62.1 million (or 54%) from $115.9 million to $178.0 million at December 31, 2004. As of December 31, 2004, accounts receivable amounted to $372.9 million and comprised approximately 61% of our total current assets. This compares to accounts receivable of $328.0 million, or approximately 62% of our total current assets at December 31, 2003.

        We have a $50 million revolving credit facility. In August 2004, the terms of our revolving credit facility were amended to extend the term of our credit facility from June 2005 to June 2007 and to adjust certain financial covenants. The terms of our credit facility provide that we can choose from interest rate alternatives including a prime-based rate, as well as options based on LIBOR (London inter-bank offered rate).

        The terms of our credit facility require us to meet certain financial covenants, including:

  a minimum working capital ratio of current assets over current liabilities equal to 1.20:1;

  a minimum tangible net worth equal to $62 million plus, commencing with our fiscal quarter ended December 31, 2001, 50% of our consolidated net income for each consecutive two fiscal quarters ended on June 30 and December 31 of each year;

  a minimum fixed charge coverage ratio of consolidated EBITDA over covered charges (which includes interest expense and current period dividends on our preferred stock) equal to 1.50:1 for four consecutive fiscal quarters; and

  minimum operating profit levels of at least $25 million in the aggregate for four consecutive fiscal quarters through December 31, 2004 and at least $27.5 million in the aggregate for four consecutive fiscal quarters as of March 31, 2005.

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

        Our obligations under our credit facility are guaranteed by substantially all of our current and future subsidiaries, and secured by substantially all of our and our subsidiaries' assets, including a pledge of all of the capital stock of our subsidiaries. At December 31, 2004, we had $47.2 million available to borrow under our credit facility and $2.8 million in outstanding letters of credit.

Long-term Debt

        Long-term debt at December 31, 2004 was $8.6 million, a decrease of $3.5 million from December 31, 2002, despite the completion in 2003 of a tender offer for our Depositary Shares which required a cash outlay of approximately $11.3 million (including related expenses) and the acquisition of Cummings in 2003 which required a net cash outlay of approximately $8.6 million. The long-term debt to equity ratio was .05x at December 31, 2004, compared to .07x at December 31, 2003 and .14x at December 2002. Long-term debt was $8.5 million at the end of 2003, down from $12.1 million at the end of 2002.

Contractual Obligations

        Our outstanding contractual obligations as of December 31, 2004 are summarized in the following table:

                                                                   Payments Due by Period
                                         --------------------------------------------------------------------------
                                                                      (In thousands)
                                                        Less Than                                      More Than
                                           Total          1 Year       1-3 Years       3-5 Years        5 Years
                                         ----------    -------------  ------------    ------------    -------------

Total debt, excluding interest            $  9,367  (a)    $    759     $   1,028       $   2,021        $   5,559
Operating leases, net                        9,867            3,706         4,256           1,815               90
Purchase obligations                           730              730             -               -                -
Other long-term liabilities:
Accrued dividends on
    $21.25 Preferred Stock                  10,993                -             -               -           10,993 (b)
  Employee benefit related
    liabilities                              2,080              157           314             314            1,295
  Minimum pension
    liability adjustments                   29,738            6,000        12,000  (c)     11,738  (c)           -
Tutor-Saliba management agreement              800              800             -               -                -
                                         ----------    -------------  ------------    ------------    -------------

Total contractual obligations             $ 63,575         $ 12,152      $ 17,598        $ 15,888         $ 17,937
                                         ==========    =============  ============    ============    =============

(a) Includes capital leases in the amount of $944.

(b) Assumes current policy described below under "Dividends -- $21.25 Preferred Stock" does not change during the 5-year period.

(c) Assumes annual pension fund contributions equal to the contribution amount anticipated in 2005.

        Management believes that cash generated from operations and existing credit lines should be adequate to meet our funding requirements for at least the next twelve months including the acquisition of Cherry Hill Construction, Inc. in January, 2005 for approximately $20.0 million in cash and the potential settlement of the class action lawsuit filed by the holders of the $21.25 Preferred Stock.

Stockholders' Equity

        Our book value per common share was $6.34 at December 31, 2004, compared to $4.65 at December 31, 2003, and $2.72 at December 31, 2002. The major factors impacting stockholders' equity during the three year period were the net income recorded in all three years, the funding of our tender offer ($11.3 million) completed in June 2003, including the reversal of dividends ($7.3 million) previously accrued related to the Preferred Stock tendered, preferred stock dividends accrued, and common stock options exercised. Also, we were required to recognize an additional minimum pension liability, net of tax, of approximately $3.1 million in 2004, $4.4 million in 2003, $13.7 million in 2002 and $5.9 million in 2001 in accordance with SFAS No. 87, "Employers' Accounting for Pensions" which resulted in an aggregate $27.1 million Accumulated Other Comprehensive Loss deduction in stockholders' equity. (See Note 7 of Notes to Consolidated Financial Statements.) Adjustments to the amount of this additional minimum pension liability will be recorded in future years based upon periodic re-evaluation of the funded status of our pension plans.

Dividends

        Common Stock

        There were no cash dividends declared or paid on our outstanding Common Stock during the three years ended December 31, 2004.

        $21.25 Preferred Stock

        The covenants in our prior credit agreements required us to suspend the payment of quarterly dividends on our $21.25 Preferred Stock in 1995 until certain financial criteria were met. While quarterly dividends on the $21.25 Preferred Stock have not been paid since 1995, they have been fully accrued due to the "cumulative" feature of the $21.25 Preferred Stock. As of December 31, 2002, the aggregate amount of dividends in arrears was approximately $15.4 million, which represented approximately $154.05 per share of $21.25 Preferred Stock or approximately $15.41 per Depositary Share and was included in other long-term liabilities in the Consolidated Balance Sheets. In June 2003, we completed a tender offer for our Depositary Shares pursuant to which we purchased 440,627 Depositary Shares for $25 per share. As a result of this transaction, approximately $7.3 million of previously accrued and unpaid dividends were reversed and restored to additional paid-in capital in the Consolidated Balance Sheets. Accordingly, the aggregate amount of dividends in arrears at December 31, 2004 is approximately $11.0 million, which represents approximately $196.56 per share of $21.25 Preferred Stock or approximately $19.66 per Depositary Share and is included in other long-term liabilities in the Consolidated Balance Sheets. Under the terms of the $21.25 Preferred Stock, the holders of Depositary Shares became entitled to elect two additional Directors once dividends were deferred for more than six quarters, and they have done so at each of the last seven annual meetings of stockholders.

        In November 2004, the parties reached an agreement to settle the class action lawsuit filed by the holders of the $21.25 Preferred Stock. (See Note 2(f) of Notes to Consolidated Financial Statements). Under the terms of the settlement, we would purchase all of the Depositary Shares submitted in the settlement for consideration of $19.00 per share in cash and one share of our common stock. As of December 31, 2004, there were 559,273 Depositary Shares outstanding. In the event that fewer than 200,000 Depositary Shares are submitted in the settlement, we may terminate the settlement agreement and the parties will revert to their previous positions in the litigation. The proposed settlement is subject to approval of the Court.

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

  We are pursuing a strategy of expanding our construction business internally and through acquisitions, both of which will likely require additional capital. In January 2005, we completed the acquisition of Cherry Hill Construction Co., Inc. for $20 million. In January 2003, we completed the acquisition of Cummings for $20 million.

Related Party Transactions

        We are party to an agreement with Tutor-Saliba Corporation (or Tutor-Saliba), a construction company based in California, and Ronald N. Tutor, Chief Executive Officer and sole stockholder of Tutor-Saliba, to provide certain management services. Tutor-Saliba participated in joint ventures with us before the agreement and continues to participate in joint ventures with us after the agreement. Our share of revenue from these joint ventures amounted to $37.7 million, $49.0 million and $48.8 million in 2004, 2003 and 2002, respectively. Primarily as a result of Tutor-Saliba participating in a $40 million equity infusion in March 2000, Tutor-Saliba beneficially owns approximately 21.7% of our outstanding Common Stock as of December 31, 2004. Mr. Tutor has been our Chairman and Chief Executive Officer since March 2000. For details of compensation to Mr. Tutor, arrangements with Tutor-Saliba and other information on related party transactions, see Note 12 of Notes to Consolidated Financial Statements.

New Accounting Pronouncements

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant date fair value of those awards (with limited exceptions). In addition, SFAS 123R requires that the excess tax benefits related to stock compensation be reported as a financing cash inflow rather than a reduction of taxes paid in cash flow from operations. SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. We expect to adopt SFAS No. 123R using the modified prospective application method. We adopted SFAS No. 123 effective January 1, 2004. We believe that the adoption of the provisions of SFAS No. 123R will not have a material impact on our consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk for changes in interest rates relates primarily to our revolving credit debt (see Note 4 of Notes to Consolidated Financial Statements) and short-term investment portfolio. During 2004, we had an average daily borrowing of approximately $380,000 under our revolving credit agreement and $127.2 million of short-term investments classified as cash equivalents as of December 31, 2004.

        We borrow under our revolving credit facility for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under the credit facility bear interest at the applicable LIBOR or base rate, as defined, and therefore we are subject to fluctuations in interest rates. Based on our average effective borrowing rate and our average daily revolving debt balance in 2004, a change of 1% (or 100 basis points) in our effective borrowing rate would result in an insignificant increase or decrease in net income and cash flow.

        Our short-term investment portfolio consists of highly liquid instruments with maturities of three months or less, all classified as cash and cash equivalents in the accompanying Consolidated Balance Sheets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Independent Auditors' Report, Consolidated Financial Statements, and Supplementary Schedules are set forth in Item 15 in this report and are hereby incorporated in this Item 8 by reference.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures - As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us and, although we have designed our disclosure controls and procedures to address the geographic diversity of our operations, this diversity inherently may limit the effectiveness of those controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        Changes in Internal Control - There were no significant changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

        Management's Report On Internal Control Over Financial Reporting - Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed our internal control over financial reporting as of December 31, 2004. In making this assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

        Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management's assessment of our internal control over financial reporting. Such attestation, which expresses unqualified opinions on management's assessment and on the effectiveness of our internal controls over financial reporting as of December 31, 2004, is included in this Item 9A under the heading "Report of Independent Registered Public Accounting Firm".

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Perini Corporation

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Perini Corporation and subsidiaries (collectively, the "Company") maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal

Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 4, 2005 expressed an unqualified opinion on those financial statements.

Deloitte & Touche LLP

Boston, Massachusetts
March 4, 2005

ITEM 9B. OTHER INFORMATION

        None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information relating to our directors is set forth in the sections entitled "Election of Directors" and "Corporate Governance" in the definitive proxy statement in connection with our Annual Meeting of Stockholders to be held on May 19, 2005 (the "Proxy Statement"), which sections are incorporated herein by reference. Information relating to our executive officers is set forth in Part I of this report under the caption "Executive Officers of the Registrant" and is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information appearing under the caption "Executive Compensation" in the Proxy Statement is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                 AND RELATED STOCKHOLDER MATTERS

        The information appearing under the captions "Ownership of Common Stock by Directors, Officers and Preferred Stock Nominees" and "Certain Other Beneficial Holders" in the Proxy Statement is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information appearing under the caption "Certain Transactions" in the Proxy Statement is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information appearing under the caption "Accountant's Fees" in the Proxy Statement is hereby incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PERINI CORPORATION AND SUBSIDIARIES

(a)1.     The following consolidated financial statements and supplementary financial information are filed as part of
          this report:
                                                                                                             Pages
          Consolidated Financial Statements of the Registrant

          Consolidated Balance Sheets as of December 31, 2004 and 2003                                       52 - 53

          Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002             54

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003        55
          and 2002

          Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002         56 - 57

          Notes to Consolidated Financial Statements                                                         58 - 83

          Report of Independent Registered Public Accounting Firm                                            84

(a)2.     The following consolidated financial statement schedules are filed as part of this report:
                                                                                                             Pages

          Schedule II - Valuation and Qualifying Accounts and Reserves                                       85

          Report of Independent Registered Public Accounting Firm                                            86

          All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or in the Notes
          thereto.

(a)3.     Exhibits

          The exhibits which are filed with this report or which are incorporated herein by reference are set forth in
          the Exhibit Index which appears on  pages 87 through 92.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                Perini Corporation
                                                                (Registrant)

Dated:  March 4, 2005                                           By:  /s/Robert Band
                                                                Robert Band
                                                                President and Chief Operating Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                  Signature                                           Title                                  Date
(i)  Principal Executive Officer
    Ronald N. Tutor                                Chairman and Chief Executive Officer             March 4, 2005

By:  /s/Ronald N. Tutor
Ronald N. Tutor

(ii) Principal Financial Officer
    Michael E. Ciskey                              Vice President and Chief Financial Officer       March 4, 2005

By:  /s/Michael E. Ciskey
Michael E. Ciskey

(iii) Principal Accounting Officer
    Michael E. Ciskey                              Vice President and Chief Financial Officer       March 4, 2005

By:  /s/Michael E. Ciskey
Michael E. Ciskey

(iv)  Directors

    Ronald N. Tutor                                )
    Peter Arkley                                   )
    Robert Band                                    )
    Willard W. Brittain, Jr.                       )
    James A. Cummings                              ) /s/Robert Band
    Frederick Doppelt                              ) Robert Band
    Robert A. Kennedy                              ) Attorney in Fact
    Michael R. Klein                               )
    Robert L. Miller                               ) Dated:  March 4, 2005
    Raymond R. Oneglia                             )
    Martin Shubik                                  )

Consolidated Balance Sheets
December 31, 2004 and 2003

(In thousands, except share data)

Assets
                                                                                         2004            2003
                                                                                      ------------    ------------
CURRENT ASSETS:
  Cash, including cash equivalents of $127,150 and $60,462 (Note 1)                      $136,305        $ 67,823
  Accounts receivable, including retainage of $111,678 and $86,273                        372,909         328,025
  Unbilled work (Note 1)                                                                   90,280         116,572
  Deferred tax asset (Note 5)                                                               4,110          10,844
  Other current assets                                                                      4,112           2,479
                                                                                      ------------    ------------
    Total current assets                                                                 $607,716        $525,743
                                                                                      ------------    ------------

PROPERTY AND EQUIPMENT, at cost (Note 1):
  Land                                                                                   $  1,041        $  1,041
  Buildings and improvements                                                               16,761          16,685
  Construction equipment                                                                   11,201          12,428
  Other equipment                                                                           9,769           8,569
                                                                                      ------------    ------------
                                                                                         $ 38,772        $ 38,723

  Less - Accumulated depreciation                                                          21,286          22,125
                                                                                      ------------    ------------

    Total property and equipment, net                                                    $ 17,486        $ 16,598
                                                                                      ------------    ------------

OTHER ASSETS:
  Goodwill (Notes 1 and 3)                                                               $ 12,678        $ 14,007
  Deferred tax asset (Note 5)                                                              12,652           4,161
  Other (Note 6)                                                                            3,733           4,934
                                                                                      ------------    ------------
    Total other assets                                                                   $ 29,063        $ 23,102
                                                                                      ------------    ------------

                                                                                         $654,265        $565,443
                                                                                      ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

Liabilities and Stockholders' Equity
                                                                                               2004                2003
                                                                                           --------------      --------------
CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 4)                                                $     759           $     490
  Accounts payable, including retainage of $91,244 and $64,141                                   344,684             318,448
  Deferred contract revenue (Note 1)                                                              57,111              48,431
  Accrued expenses                                                                                27,133              32,977
                                                                                           --------------      --------------
    Total current liabilities                                                                  $ 429,687           $ 400,346
                                                                                           --------------      --------------

LONG-TERM DEBT, less current maturities included above (Note 4)                                $   8,608           $   8,522
                                                                                           --------------      --------------

OTHER LONG-TERM LIABILITIES (Notes 6, 7 and 8)                                                 $  41,936           $  36,015
                                                                                           --------------      --------------

CONTINGENCIES AND COMMITMENTS (Note 2)

STOCKHOLDERS' EQUITY (Notes 1, 7, 8 and 9):
  Preferred stock, $1 par value -
    Authorized - 1,000,000 shares
    Designated - 100,000 shares
    Issued and outstanding - 55,927 shares of $21.25 convertible exchangeable
      preferred stock ($13,982 aggregate liquidation preference)                               $      56           $      56
    Series A junior participating preferred stock, $1 par value -
      Designated - 200,000 shares
      Issued - none                                                                                    -                   -
  Stock purchase warrants                                                                            965               2,233
  Common stock, $1 par value -
    Authorized - 40,000,000 shares
    Issued - 25,232,800 shares and 22,946,064 shares                                              25,233              22,946
  Additional paid-in capital                                                                     110,058              90,296
  Retained earnings                                                                               64,826              30,007
  Less - common stock in treasury, at cost - 0 shares and 60,529 shares (Note 8)                       -                (965)
                                                                                           --------------      --------------
                                                                                               $ 201,138           $ 144,573
  Accumulated other comprehensive loss                                                           (27,104)            (24,013)
                                                                                           --------------      --------------
    Total stockholders' equity                                                                 $ 174,034           $ 120,560
                                                                                           --------------      --------------

                                                                                               $ 654,265           $ 565,443
                                                                                           ==============      ==============

Consolidated Statements of Income
For the Years Ended December 31, 2004, 2003 and 2002

(In thousands, except share data)

                                                                                            2004             2003             2002
                                                                                       ---------------  ---------------  ---------------

Revenues (Note 11)                                                                        $ 1,842,315      $ 1,374,103      $ 1,085,041

Cost of Operations                                                                          1,748,933        1,303,851        1,026,391
                                                                                       ---------------  ---------------  ---------------

Gross Profit                                                                              $    93,382      $    70,252      $    58,650

General and Administrative Expenses                                                            43,049           39,762           32,770
                                                                                       ---------------  ---------------  ---------------

INCOME FROM CONSTRUCTION OPERATIONS (Note 11)                                             $    50,333      $    30,490      $    25,880

Other (Income) Expense, Net (Note 6)                                                            4,703           (1,435)             520
Interest Expense (Note 4)                                                                         704            1,003            1,485
                                                                                       ---------------  ---------------  ---------------

Income before Income Taxes                                                                $    44,926      $    30,922      $    23,875

(Provision) Credit for Income Taxes (Notes 1 and 5)                                            (8,919)          13,096             (801)
                                                                                       ---------------  ---------------  ---------------

NET INCOME                                                                                $    36,007      $    44,018      $    23,074
                                                                                       ===============  ===============  ===============

Less:  Accrued Dividends on $21.25 Preferred Stock (Note 8)                                    (1,188)          (1,653)          (2,125)
Plus:  Reversal of Accrued Dividends on $21.25 Preferred Stock based on
       results of 2003 tender offer (Note 8)                                                        -            7,254                -
                                                                                       ---------------  ---------------  ---------------

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS                                              $    34,819      $    49,619      $    20,949
                                                                                       ===============  ===============  ===============

BASIC EARNINGS PER COMMON SHARE (Note 1)                                                  $      1.47      $      2.18      $      0.92
                                                                                       ===============  ===============  ===============

DILUTED EARNINGS PER COMMON SHARE (Note 1)                                                $      1.39      $      2.10      $      0.91
                                                                                       ===============  ===============  ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 1):
  BASIC                                                                                        23,724           22,763           22,664
  Effect of Dilutive Stock Options, Warrants and Restricted Stock Units Outstanding             1,337              820              275
                                                                                       ---------------  ---------------  ---------------
  DILUTED                                                                                      25,061           23,583           22,939
                                                                                       ---------------  ---------------  ---------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2004, 2003 and 2002
(In thousands)

                                                                                                                              Accumulated
                                                               Stock                  Additional    Retained                     Other
                                                 Preferred    Purchase     Common      Paid-In      Earnings   Treasury      Comprehensive
                                                   Stock      Warrants     Stock       Capital     (Deficit)     Stock           Loss          Total
------------------------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2001                           $ 100     $ 2,233    $ 22,725     $  97,671    $(36,491)    $ (965)       $  (5,865)  $  79,408
------------------------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                -           -           -             -      23,074          -                -      23,074

Other comprehensive income (loss):
  Minimum pension liability (Note 7)                      -           -           -             -           -          -          (13,708)    (13,708)
                                                                                                                                          ------------
Total comprehensive income                                                                                                                      9,366
                                                                                                                                          ------------

Preferred Stock dividends accrued
($21.25 per share*)                                       -           -           -        (2,125)          -          -                -      (2,125)

------------------------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2002                           $ 100     $ 2,233    $ 22,725     $  95,546    $(13,417)    $ (965)       $ (19,573)  $  86,649
------------------------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                -           -           -             -      44,018          -                -      44,018

Other comprehensive income (loss):
  Minimum pension liability (Note 7)                      -           -           -             -           -          -           (4,440)     (4,440)
                                                                                                                                          ------------
Total comprehensive income                                                                                                                     39,578
                                                                                                                                          ------------

Preferred Stock dividends accrued
($21.25 per share*)                                       -           -           -        (1,048)       (605)         -                -      (1,653)

Preferred Stock tendered (Note 8)                       (44)          -           -       (11,217)          -          -                -     (11,261)

Reversal of dividends previously
  accrued on Preferred Stock
  tendered (Note 8)                                       -           -           -         7,243          11          -                -       7,254

Common Stock options exercised                            -           -         221           763           -          -                -         984

Estimated cost of stock registration                      -           -           -          (991)          -          -                -        (991)
------------------------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2003                           $  56     $ 2,233    $ 22,946     $  90,296    $ 30,007     $ (965)       $ (24,013)  $ 120,560
------------------------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                -           -           -             -      36,007          -                -      36,007

Other comprehensive income (loss):
  Minimum pension liability (Note 7)                      -           -           -             -           -          -           (3,091)     (3,091)
                                                                                                                                          ------------
Total comprehensive income                                                                                                                     32,916
                                                                                                                                          ------------

Preferred Stock dividends accrued
($21.25 per share*)                                       -           -           -             -      (1,188)         -                -      (1,188)

Common Stock options and
  stock purchase warrants exercised                       -      (1,268)      2,348        10,544           -          -                -      11,624

Income tax benefit attributable to
  nonqualified stock options exercised                    -           -           -         8,275           -          -                -       8,275

Restricted stock compensation expense (Note 9)            -           -           -           856           -          -                -         856

Reclassification of treasury stock (Note 8)               -           -         (61)         (904)          -        965                -           -

Reversal of estimated cost of secondary
  stock offering                                          -           -           -           991           -          -                -         991
------------------------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2004                           $  56     $   965    $ 25,233     $ 110,058    $ 64,826     $    -        $ (27,104)  $ 174,034
------------------------------------------------------------------------------------------------------------------------------------------------------

*Equivalent to $2.125 per Depositary Share (see Note 8).

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2004, 2003 and 2002

(In thousands)

                                                                                                 2004          2003          2002
                                                                                               ------------  ------------  ------------
Cash Flows from Operating Activities:

Net income                                                                                        $ 36,007      $ 44,018      $ 23,074

Adjustments to reconcile net income to net cash provided from (used by) operating activities -

Depreciation                                                                                         3,154         2,773         2,457
Amortization of deferred expenses and intangible asset                                               1,974           616           745
Restricted stock compensation expense                                                                  856             -             -
Income tax benefit from stock options exercised                                                      8,275             -             -
Deferred income taxes                                                                                  159       (15,005)            -
(Gain) loss on land held for sale, net                                                                 316        (2,207)            -
Gain on sale of property and equpment                                                                 (833)         (317)          (39)
Increase (decrease) in other long-term liabilities                                                      39          (370)         (405)
Cash provided from (used by) changes in components of working capital other than cash, current maturities of long-term debt, deferred tax asset and land held for sale, net:

  (Increase) decrease in:
    Accounts receivable                                                                            (46,347)      (88,544)      102,322
    Unbilled work                                                                                   26,292        (3,422)      (15,138)
    Other current assets                                                                            (1,524)         (333)          (43)
  Increase (decrease) in:
    Accounts payable                                                                                26,236       132,507      (102,552)
    Deferred contract revenue                                                                        8,680       (21,211)       (6,261)
    Accrued expenses                                                                                (3,518)       (5,929)       (7,792)
                                                                                               ------------  ------------  ------------

  NET CASH PROVIDED FROM (USED BY) OPERATING ACTIVITIES                                           $ 59,766      $ 42,576      $ (3,632)
                                                                                               ------------  --------------------------

Cash Flows from Investing Activities:

  Acquisition of James A. Cummings, Inc., net of cash balance acquired                            $      -      $ (8,613)     $      -
  Acquisition of property and equipment                                                             (4,486)       (5,399)       (4,510)
  Proceeds from sale of property and equipment                                                       1,502           793           455
  Proceeds from land held for sale, net                                                              1,161         4,996         4,072
  Proceeds from sale of marketable securities                                                            -           380             -
  Investment in other activities                                                                      (105)          (37)         (646)
                                                                                               ------------  ------------  ------------

  NET CASH USED BY INVESTING ACTIVITIES                                                           $ (1,928)     $ (7,880)     $   (629)
                                                                                               ------------  ------------  ------------

Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 2004, 2003 and 2002

(In thousands)

                                                                                    2004             2003            2002
                                                                               --------------   -------------   --------------
Cash Flows from Financing Activities:

Purchase of preferred stock pursuant to tender offer                               $       -       $ (11,261)        $      -
Proceeds from long-term debt                                                             848           1,883            5,000
Reduction of long-term debt                                                             (493)         (5,410)         (10,250)
Proceeds from exercise of common stock options and stock purchase warrants            11,624             984                -
Expenditure for stock registration                                                    (1,335)           (100)               -
                                                                               --------------   -------------   --------------

NET CASH PROVIDED FROM (USED BY) FINANCING ACTIVITIES                              $  10,644       $ (13,904)        $ (5,250)
                                                                               --------------   -------------   --------------

Net Increase (Decrease) in Cash                                                    $  68,482       $  20,792         $ (9,511)

Cash and Cash Equivalents at Beginning of Year                                        67,823          47,031           56,542
                                                                               --------------   -------------   --------------

Cash and Cash Equivalents at End of Year (Note 1(j))                               $ 136,305        $ 67,823         $ 47,031
                                                                               ==============   =============   ==============

Supplemental Disclosures of Cash Paid During the Year For:

Interest                                                                           $     704        $  1,060         $  2,441
                                                                               ==============   =============   ==============

Income tax payments                                                                $   1,585        $    974         $  1,885
                                                                               ==============   =============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002

[1] Summary of Significant Accounting Policies

[a] Nature of Business
The Company was incorporated in 1918 as a successor to businesses which had been engaged in providing construction services since 1894. The Company provides diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world. The Company’s construction business is conducted through three basic segments or operations: building, civil and management services. The Company offers general contracting, preconstruction planning and comprehensive project management services, including the planning and scheduling of the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract. The Company also offers self-performed construction services, including site work, concrete forming and placement and steel erection. The Company provides these services by using traditional general contracting arrangements, such as fixed price, guaranteed maximum price and cost plus fee contracts and, to a lesser extent, construction management or design-build contracting arrangements.

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

[c] Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s construction business involves making significant estimates and assumptions in the normal course of business relating to its contracts and joint venture contracts due to, among other things, the one-of-a-kind nature of most of its projects, the long-term duration of its contract cycle and the type of contract utilized. The most significant estimates with regard to these financial statements relate to the estimating of total forecasted construction contract revenues, costs and profits in accordance with accounting for long-term contracts (see Note 1(d) below) and estimating potential liabilities in conjunction with certain contingencies, including the outcome of pending or future litigation, arbitration or other dispute resolution proceedings relating to contract claims (see Note 2 below). Actual results could differ in the near term from these estimates and such differences could be material.

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
For the Years Ended December 31, 2004, 2003 and 2002 (continued)

[1] Summary of Significant Accounting Policies (continued)

[d] Method of Accounting for Contracts (continued)
which are attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable. Profit from unapproved change orders and claims is recorded in the period such amounts are resolved.

In accordance with normal practice in the construction industry, the Company includes in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Deferred contract revenue represents the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts. Unbilled work represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled work results when (1) the appropriate contract revenue amount has been recognized in accordance with the percentage of completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or (2) costs, recorded at estimated realizable value, related to unapproved change orders or claims are incurred. Unbilled work related to the Company’s contracts and joint venture contracts at December 31, 2004 and 2003, consisted of the following (in thousands):

                                                   2004           2003
                                               -------------  -------------
Unbilled costs and profits incurred to date*     $ 22,595       $ 34,121
Unapproved change orders                            6,202         17,936
Claims                                             61,483         64,515
                                               -------------  -------------
                                                 $ 90,280       $116,572
                                               =============  =============

* Represents the excess of contract costs and profits recognized to date on the percentage of completion accounting method over billings to date on certain contracts.

Of the balance of "unapproved change orders" and "claims" included above in unbilled work at December 31, 2004 and December 31, 2003, approximately $34.0 million and $36.0 million, respectively, are amounts subject to pending litigation or dispute resolution proceedings as described in Item 3 - "Legal Proceedings" and Note 2, "Contingencies and Commitments". These amounts are management's estimate of the probable recovery from the disputed claims considering such factors as evaluation of entitlement, settlements reached to date and knowledge of customer. In the event that future facts and circumstances, including the resolution of disputed claims, cause us to reduce the aggregate amount of our estimated probable recovery from the disputed claims, we will record the amount of such reduction against future earnings in the relevant period.

The prerequisite for billing "Unbilled costs and profits incurred to date" is provided in the defined billing terms of each of the applicable contracts. The prerequisite for billing "Unapproved change orders" or "Claims" is the final resolution and agreement between the parties. The amount of unbilled work at December 31, 2004 estimated by management to be collected beyond one year is approximately $41.0 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002 (continued)

[1] Summary of Significant Accounting Policies (continued)

[g] Goodwill
Goodwill included in the accompanying Consolidated Balance Sheets represents the excess of the costs of subsidiaries acquired over the fair value of their net assets as of the dates of acquisition. Effective January 1, 2003, the Company acquired 100% of the outstanding stock of James A. Cummings, Inc., a privately held construction company based in Ft. Lauderdale, FL (see Note 3). As a result of this transaction, approximately $13.0 million of additional goodwill was recorded in 2003. In 2004, the amount of other identifiable intangible assets associated with the Cummings acquisition was reevaluated, resulting in an increase of approximately $1.3 million in intangible assets and a corresponding decrease in the amount of goodwill recorded.

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company assesses the amount of goodwill for impairment by applying a fair value test, at a minimum, annually as of December 31. Based on the initial and annual impairment tests completed for 2003 and 2004, the Company concluded that goodwill was not impaired.

[h] Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". (See Note 5). Deferred income tax assets and liabilities are recognized for the effects of temporary differences between the financial statement carrying amounts and the income tax basis of assets and liabilities using tax rates expected to be in effect when such differences reverse. In addition, future tax benefits, such as net operating loss carryforwards, are recognized currently to the extent such benefits are more likely than not to be realized as an economic benefit in the form of a reduction of income taxes in future years.

[i] Earnings Per Common Share
Earnings per common share amounts were calculated in accordance with SFAS No. 128, "Earnings per Share". Basic earnings per common share was computed by dividing net income less dividends accrued on the $21.25 Preferred Stock during all years presented plus the reversal in 2003 of approximately $7.3 million of previously accrued and unpaid dividends on the $21.25 Preferred Stock no longer required based on the results of the tender offer completed in 2003 (see Notes 8 and 10) by the weighted average number of common shares outstanding. Diluted earnings per common share was similarly computed after giving consideration to the dilutive effect of stock options and warrants outstanding on the weighted average number of common shares outstanding.

While there were no options whose exercise price exceeded the average market price of the Common Stock at December 31, 2004, options to purchase 135,000 shares of Common Stock at a price of $8.66 per share were outstanding at December 31, 2003, but were excluded from the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Common Stock. Options to purchase 3,172,834 shares of Common Stock at prices ranging from $4.50 to $8.66 per share were outstanding at December 31, 2002, but were excluded from the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Common Stock. In addition, the effect of the assumed conversion of the Company's outstanding $21.25 Preferred Stock into Common Stock is antidilutive for all years presented and the effect of the assumed conversion of the Company's Stock Purchase Warrants is antidilutive for 2002.

[j] Cash and Cash Equivalents
Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

Cash and cash equivalents as reported in the accompanying Consolidated Balance Sheets consist of amounts held by the Company that are available for general corporate purposes and the Company's proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses. Cash held by construction joint ventures is distributed from time to time to the Company and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by the Company from its construction joint ventures are then available for general corporate purposes. At December 31, 2004 and 2003, cash and cash equivalents consisted of the following (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002 (continued)

[1] Summary of Significant Accounting Policies (continued)

[j] Cash and Cash Equivalents (continued)

                                                           2004          2003
                                                       ------------  -----------

Corporate cash and cash equivalents (available
  for general corporate purposes)                        $  81,024     $ 33,426

Company's share of joint venture cash and
  cash equivalents (available only for joint venture
  purposes, including future distributions)                 55,281       34,397
                                                       ------------  -----------
                                                         $ 136,305     $ 67,823
                                                       ============  ===========

[k] Stock-Based Compensation
Prior to 2004, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its stock-based compensation costs. In addition, the Company followed the disclosure requirements contained in Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). Effective January 1, 2004, the Company adopted the fair value recognition provisions of SFAS No. 123 for stock-based employee and director compensation costs utilizing the modified prospective transition method as described in SFAS No. 148. Since there were no unvested awards as of January 1, 2004 and since there were no new awards in 2004, no adjustments to previously issued financial statements were required upon adoption of this accounting principle. The Company believes this change in accounting principle is to a preferable method. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee and director compensation in 2003 and 2002 (in thousands).

                                                     Year Ended December 31,
                                                  ----------------------------
                                                     2003            2002
                                                  ------------    ------------

Net income, as reported                              $ 44,018        $ 23,074
Plus:  Total stock-based employee compensation
   recognized under APB No. 25                              -               -
Less:  Total stock-based employee compensation
  expense determined under fair value based
  method for all awards                                     -          (2,831)
                                                  ------------    ------------
Net income, pro forma                                $ 44,018        $ 20,243
                                                  ============    ============

Basic earnings per common share:
  As reported                                        $   2.18        $   0.92
  Pro forma                                          $   2.18        $   0.80

Diluted earnings per common share:
  As reported                                        $   2.10        $   0.91
  Pro forma                                          $   2.10        $   0.79

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002 (continued)

[1] Summary of Significant Accounting Policies (continued)

[l] Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents approximate fair value due to the short term nature of these items. The carrying value of receivables, payables and other amounts arising out of normal contract activities, including retentions, which may be settled beyond one year, is estimated to approximate fair value. See Note 4 for disclosure of the fair value of long-term debt.

[m] Reclassifications
Certain prior year amounts have been reclassified to be consistent with the current year classifications.

[n] New Accounting Pronouncements
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Shared-Based Payment" ("SFAS No. 123R"). SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant date fair value of those awards (with limited exceptions). In addition, SFAS 123R requires that the excess tax benefits related to stock compensation be reported as a financing cash inflow rather than a reduction of taxes paid in cash flow from operations. SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. The Company expects to adopt SFAS No. 123R using the modified prospective application method. As discussed in Note 1[k], the Company adopted SFAS No. 123, as amended by SFAS No. 148, effective January 1, 2004. The Company believes that the adoption of the provisions of SFAS No. 123R will not have a material impact on its consolidated financial position or results of operations.

[2] Contingencies and Commitments

(a) Mergentime - Perini Joint Ventures vs. WMATA Matter
On May 11, 1990, contracts with two joint ventures in which Perini Corporation, or Perini, held a 40% interest were terminated by the Washington Metropolitan Area Transit Authority, or WMATA, on two subway construction projects in the District of Columbia. The contracts were awarded to the joint ventures in 1985 and 1986. However, Perini and Mergentime Corporation, or Mergentime, the 60% managing partner, entered into an agreement in 1987 under which Perini withdrew from the joint ventures and Mergentime assumed complete control over the performance of both projects. This agreement did not relieve Perini of its responsibilities to WMATA as a joint venture partner. After Perini withdrew from the joint ventures, Mergentime and WMATA had a dispute regarding progress on the projects. After both construction contracts were terminated, WMATA retained Perini, acting independently, to complete both projects.

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
For the Years Ended December 31, 2004, 2003 and 2002 (continued)

[2] Contingencies and Commitments (continued)

(b) Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter
During 1995, a joint venture, Tutor-Saliba-Perini, or the Joint Venture, in which Perini Corporation, or Perini, is the 40% minority partner and Tutor-Saliba Corporation, or Tutor-Saliba, of Sylmar, California is the 60% managing partner, filed a complaint in the Superior Court of the State of California for the County of Los Angeles against the Los Angeles County Metropolitan Transportation Authority, or the LAMTA, seeking to recover costs for extra work required by the LAMTA in connection with the construction of certain tunnel and station projects. In February 1999, the LAMTA countered with civil claims under the California False Claims Act against the Joint Venture, Tutor-Saliba and Perini jointly and severally (together, TSP). Ronald N. Tutor, the Chairman and Chief Executive Officer of Perini since March 2000, is also the chief executive officer and the sole stockholder of Tutor-Saliba.

Claims concerning the construction of the LAMTA projects were tried before a jury in 2001. During trial, the Judge ruled that the Joint Venture had failed to comply with the Court's prior discovery orders and the Judge penalized TSP for the alleged non-compliance by dismissing the Joint Venture's claims and by ruling, without a jury finding, that TSP was liable to the LAMTA for damages on the LAMTA's counterclaims. The Judge then instructed the jury that TSP was liable to the LAMTA and charged the jury with the responsibility of determining the amount of the damages based on the Judge's ruling. The jury awarded the LAMTA approximately $29.6 million in damages.

On March 26, 2002, the Judge amended the award, ordering TSP to pay the LAMTA an additional $33.4 million in costs and attorney fees, with the aggregate $63.0 million award subject to interest at an annual rate of 10% from the date of the award.

TSP appealed the Judge's discovery sanction, the subsequent judgment and the amended judgment.

On January 25, 2005, the State of California Court of Appeal issued an opinion in which it reversed the entire $63.0 million trial court's judgment and found that the trial court judge had abused his discretion and violated TSP's due process rights and imposed an impermissibly overbroad sanction in issuing terminating sanctions that prevented the Joint Venture from presenting its claims and severely limited TSP in defending itself against the LAMTA's lawsuit. The Court of Appeal also directed the trial court to dismiss LAMTA's claims that TSP had violated the Unfair Competition Law and remanded the Joint Venture's claims against LAMTA for extra work required by LAMTA and LAMTA's counterclaim under the California False Claim Act against TSP to the trial court for further proceedings, including a new trial.

Because this case is now scheduled to be retried, the ultimate financial impact of the lawsuit is not yet determinable. Therefore, no provision for loss, if any, has been recorded in the financial statements.

(c) City of San Francisco vs. Tutor-Saliba, Perini & Buckley Joint Venture Matter
In November 2002, the San Francisco City Attorney, on behalf of the City and County of San Francisco and the citizens of California, filed a civil action with a demand for a jury trial against the Tutor-Saliba, Perini & Buckley Joint Venture, or the Joint Venture, Perini Corporation, or Perini, Tutor-Saliba Corporation, or Tutor-Saliba, Buckley & Company, Inc., or Buckley, and their bonding companies in the United States District Court in San Francisco relating to seven projects for work on the expansion of the San Francisco International Airport. A second amended complaint was filed in July 2003 which, among other things, added Ronald N. Tutor as a defendant. The Joint Venture was established by Tutor-Saliba, Perini and Buckley through two joint venture agreements dated October 28, 1996 and February 11, 1997. The Joint Venture had agreements with the Owner to perform work ("Contracts") on only two of the above projects ("Projects") and, as part of those Contracts, the Joint Venture provided performance and payment bonds to the Owner ("Bonds").

On or about May 24, 2004, the Court granted substantial portions of the defendants' motion to dismiss the plaintiffs' second amended complaint with leave to amend certain causes of action. On June 21, 2004, the plaintiffs filed their third amended complaint. In the third amended complaint, the plaintiffs allege, among other things, various overcharges, bidding violations, violations of minority contracting regulations, civil fraud, violation of the California False Claims and Unfair Competition Acts and breach of contract. In addition, the plaintiffs allege that the defendants have violated the United States Racketeer Influenced Corrupt Organizations Act. The plaintiffs have asserted approximately $45 million in actual damages against the Joint Venture and each of its partners as well as substantial liquidated damages, treble damages,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002 (continued)

[2] Contingencies and Commitments (continued)

(c) City of San Francisco vs. Tutor-Saliba, Perini & Buckley Joint Venture Matter (continued)
punitive and exemplary damages, various civil penalties and a declaration that Tutor-Saliba and the Joint Venture are irresponsible bidders. The defendants filed a Motion to Dismiss the Third Amended Complaint in August, 2004. A decision thereon is pending.

Tutor-Saliba is the managing partner of the Joint Venture and, in December 1997, Perini sold its entire 20% interest in the Joint Venture to Tutor-Saliba. As part of that sale agreement, Tutor-Saliba agreed to indemnify Perini from any liability that Perini is required to pay by reason of or arising out of any event or occurrence subsequent to the date of the sale of Perini's interest in the Joint Venture in any way connected with the joint venture agreements, the Contracts, the Projects and the Bonds. It is unclear based on the plaintiff's current complaint whether the claims against the Joint Venture arise out of events that occurred subsequent to the date of the sale of Perini's interest. The ultimate financial impact of this action is not yet determinable.

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

The parties have each revised their statement of damages. RPJV's total claim is approximately $74 million. STP's revised claim is now approximately $54.5 million, including its claim for alleged advances already paid.

Arbitration evidentiary hearings have commenced and are continuing.

On October 7, 2004, STP filed suit against Perini in New York state court seeking enforcement against Perini of a Guaranty Agreement that allegedly guarantees the performance and payment obligations of the subject RPJV/Siemens Contract in an amount to be determined at trial, but not less than $27 million.

On December 3, 2004, the Arbitrators dismissed Perini's claims for general delay damages, and general conditions, its claim for damages under cardinal change theory and the claim amount of a subcontractor. Perini's remaining claims are for $46.7 million.

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

(e) Perini/Kiewit/Cashman Joint Venture-Central Artery/Tunnel Project Matter
Perini/Kiewit/Cashman Joint Venture, or PKC, a joint venture in which Perini holds a 56% interest and is the managing partner, is currently pursuing a series of claims for additional contract time and/or compensation against the Massachusetts Highway Department, or MHD, for work performed by PKC on a portion of the Central Artery/Tunnel project in Boston, Massachusetts. During construction, MHD ordered PKC to perform changes to the work and issued related direct cost changes with an estimated value, excluding time delay and inefficiency costs, in excess of $100 million. In addition, PKC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002 (continued)

[2] Contingencies and Commitments (continued)

(e) Perini/Kiewit/Cashman Joint Venture-Central Artery/Tunnel Project Matter (continued)
encountered a number of unforeseen conditions during construction that greatly increased PKC's cost of performance.

Certain of PKC's claims have been presented to a Disputes Review Board, or the DRB, which consists of three construction experts chosen by the parties. To date, the DRB has ruled on a binding basis that PKC is entitled to additional compensation for its contract time delay claim in the amount of $17.4 million. On March 20, 2002, the Superior Court of the Commonwealth of Massachusetts approved PKC's request to confirm the DRB's $17.4 million award. The MHD has appealed the Superior Court decision to the Appeals Court of the Commonwealth of Massachusetts.

The DRB has also ruled on a binding basis that PKC is entitled to additional compensation awards totaling $17.1 million for impacts and inefficiencies caused by MHD to certain of PKC's work. PKC has filed applications in these actions in the Massachusetts Superior Court seeking to confirm the awards, and MHD has filed applications to vacate these awards.

Under the Dispute Resolution Rules of the contract, either party may periodically terminate the services of some or all of the DRB members, provided that members who are removed under this provision will remain on the DRB through the completion of any then pending claims. The MHD removed the "Second DRB" members under this provision, although those members have continued to hear claims that were pending when it was terminated. Replacement ("Third") DRB members have been agreed upon (although PKC has asserted a challenge to the Chairman due to a conflict of interest, and the Chairman will likely be replaced). Proceedings before the Second and Third DRBs were postponed pending completion of the negotiation and mediation discussed below.

The pending claims yet to be decided by the Second DRB on a binding basis have an anticipated value of $49.4 million. The remaining claims to be decided by the Third DRB on a binding basis have an anticipated value of $72.6 million.

In December 2002, PKC and MHD entered into an agreement to attempt to resolve by negotiation and mediation all of the outstanding claims on the project. As part of the agreement, the MHD made certain provisional payments to PKC. The parties also agreed to stay the pending litigation and DRB proceedings during the negotiations. The parties began mediation on all claims in September 2003. The mediation continued until October 2004. No claims were settled.

The mediation agreement has been terminated, and the hearings before the Second DRB, Third DRB, and the courts have resumed. The MHD has since asserted that the mediation/negotiation agreement terminated all authority of the Second DRB to hear pending claims and transferred those claims to the Third DRB. The MHD refuses to pay the Second DRB for its services or participate in hearings before the Second DRB. This issue is expected to be the subject of further litigation.

Management has made an estimate of the total anticipated cost recovery on this project and it is included in revenue recorded to date. To the extent new facts become known or the final cost recovery included in the claim settlement varies from this estimate, the impact of the change will be reflected in the financial statements at that time.

On August 14, 2002, the Massachusetts Attorney General's office, pursuant to its authority under the Massachusetts False Claims Act, served a Civil Investigative Demand ("CID") on Perini and the other joint venture partners. The CID sought the production of certain construction claims documentation in connection with the Central Artery/Tunnel Contract No. C11A1. In September 2004, the Attorney General 's office presented a list of items that it believed constitute possible false claims. PKC made a responsive presentation to the Attorney General's office in January 2005. PKC vigorously denies that it submitted any false claims and is cooperating with the Attorney General's office in the ongoing investigation.

(f) $21.25 Preferred Shareholders Class Action Lawsuit
On October 15, 2002, Frederick Doppelt, Arthur I. Caplan and Leland D. Zulch filed a lawsuit individually, and as representatives of a class of holders of the $2.125 Depositary Convertible Exchangeable Preferred Shares, representing 1/10 Share of $21.25 Convertible Exchangeable Preferred Stock ("Depositary Shares") against certain current and former directors of Perini. This lawsuit is captioned Doppelt, et al. v. Tutor, et al., and is pending before the United States District Court for the District of Massachusetts. Mr. Doppelt is a current director of Perini and Mr. Caplan is a former director of Perini. Specifically, the original complaint alleged that the defendants breached their fiduciary duties owed to the holders

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002 (continued)

[2] Contingencies and Commitments (continued)

(f) $21.25 Preferred Shareholders Class Action Lawsuit (continued)
of the Depositary Shares and to Perini. The plaintiffs principally allege that the defendants improperly authorized the exchange of Series B Preferred Stock for common stock while simultaneously refusing to pay accrued dividends due on the Depositary Shares.

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

On April 12, 2004, pursuant to Defendants' Motions to Dismiss, the Court dismissed the claim under the Massachusetts Consumer Protection Act. The Court did not dismiss the claim for breach of fiduciary duty, except as such claim relates to the tender offer for the purchase of the Company's Depositary Shares. Pursuant to the Court's April 12, 2004 Order, in May 2004 the plaintiffs filed a third amended complaint and a motion for class certification. Defendants filed an answer denying any and all claims of wrongdoing and asserting affirmative defenses.

On November 30, 2004, Perini announced that the parties had reached an agreement for settlement of the Action. Under the terms of the settlement, Perini would purchase all of the Depositary Shares submitted in the settlement for consideration of $19.00 per share in cash and one share of Perini common stock. The named plaintiffs have agreed to support the settlement. As of December 31, 2004, there were 559,273 Depositary Shares outstanding. In the event that fewer than 200,000 Depositary Shares are submitted in the settlement, Perini may terminate the settlement agreement and the parties will revert to their previous positions in the litigation. The proposed settlement is subject to approval of the Court. Frederick Doppelt will resign from his position as a director of Perini upon Court approval of the settlement.

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

[3] Acquisition of James A. Cummings, Inc.

On January 23, 2003, the Company completed the acquisition of 100% of the outstanding common stock of James A. Cummings, Inc. ("Cummings"), a privately held construction company based in Fort Lauderdale, Florida, for $20 million in cash, financed in part through the Company's credit facility. Cummings is an established building construction and construction management company in the South Florida region specializing in the construction of schools, municipal buildings, and commercial facilities. Cummings strong regional reputation, successful management team and focus on growing niche markets should effectively extend the Company's expansion into the Southeast region of the United States. At January 1, 2003, Cummings had a firm backlog of approximately $170 million. The acquisition was effective as of January 1, 2003 and, accordingly, Cummings' financial results are included in the Company's consolidated results of operations and financial position since that date.

The transaction was accounted for using the purchase method of accounting as required by FASB Statement No. 141, "Business Combinations". Goodwill and identifiable intangible assets recorded in the acquisition were tested in 2003 and 2004 and will be tested periodically in the future for impairment as required by FASB Statement No. 142 "Goodwill and Other Intangible Assets". The allocation of acquisition costs, which consists of the $20 million cash consideration referred to above and $565,000 of other direct acquisition costs, is as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002 (continued)

[3] Acquisition of James A. Cummings, Inc. (continued)

       Current assets                                         $ 34,419
       Property and equipment, net                                 394
       Other long-term assets                                       23
       Goodwill                                                 11,661
       Other identifiable intangible assets                      1,904
                                                           ------------
            Total assets acquired                             $ 48,401
       Less - Liabilities assumed                              (27,836)
                                                           ------------

       Total Consideration and Acquisition Costs              $ 20,565
                                                           ============

Other identifiable intangible assets represent the estimated fair value of the backlog referred to above. In 2004, the amount of other identifiable intangible assets associated with the Cummings acquisition was reevaluated, resulting in an increase of approximately $1.3 million in intangible assets and a corresponding decrease in the amount of goodwill recorded. Other identifiable intangible assets have been amortized over the average two year operating cycle of the related contracts, resulting in amortization of approximately $1.6 million and $0.3 million during 2004 and 2003, respectively. The $11.7 million of "Goodwill" referred to above has been allocated to the building construction segment and will be fully deductible for tax purposes.

Since the acquisition was effective as of January 1, 2003, the Company's 2004 and 2003 results include Cummings for the full years. Therefore, the following pro forma financial information is presented for the comparative year ended December 31, 2002 (in thousands, except per share data):

                                                      Year Ended
                                                    December 31, 2002
                                                        Pro forma
                                                       (unaudited)
       Revenues                                       $ 1,182,413
       Gross profit                                   $    65,030
       Net income                                     $    25,030

       Basic earnings per common share                $      1.01
       Diluted earnings per common share              $      0.99

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

[4] Financial Commitments

Long-term Debt

Long-term debt of the Company at December 31, 2004 and 2003 consists of the following (in thousands):

                                                                                               2004           2003
                                                                                            ------------   ------------

Borrowing under revolving credit facility at an average rate of 4.0% in 2004 and 3.8% in 2003   $     -        $     -
Mortgage on corporate headquarters building, at a rate of 8.96%
  payable in equal monthly installments over a ten year period, with a balloon
  payment of approximately $5.3 million in 2010                                                   6,802          6,999
Mortgage on office building at a rate of 5.68% payable in equal monthly installments
  over a five year period, with a balloon payment of $1.4 million in 2008                         1,621          1,665
Other indebtedness                                                                                  944            348
                                                                                            ------------   ------------
Total                                                                                           $ 9,367        $ 9,012
Less - current maturities                                                                           759            490
                                                                                            ------------   ------------
       Net long-term debt                                                                       $ 8,608        $ 8,522
                                                                                            ============   ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002 (continued)

[4] Financial Commitments (continued)

Payments required under these obligations amount to approximately $759,000 in 2005, $723,000 in 2006, $305,000 in 2007, $1,726,000 in 2008, $295,000 in 2009, and $5,559,000 in 2010 and beyond.

On January 23, 2002, the Company entered into an agreement with two banks to refinance its former credit facility with a new credit agreement (the “Credit Agreement”). The Credit Agreement provided for a $45 million revolving credit facility through January 2004 which, if not extended or repaid, converted amounts then outstanding to a three year term loan with equal quarterly principal payments. The Credit Agreement provides that the Company can choose from interest rate alternatives including a prime-based rate, as well as options based on LIBOR (London inter-bank offered rate).

In February 2003, the terms of the Credit Agreement were amended to increase the revolving credit facility from $45 million to $50 million; to extend the term of the Credit Agreement from January 2004 to June 2005; to increase the amount of unborrowed revolving commitment available for letters of credit from $5.0 million to $7.5 million; and to adjust certain financial covenants. On August 25, 2004, the terms of the Credit Agreement were amended to extend the term of the Credit Agreement from June 2005 to June 2007 and to adjust certain financial covenants.

The Credit Agreement requires, among other things, maintaining minimum tangible net worth, fixed charge coverage and operating profit levels as well as a minimum working capital ratio. The Credit Agreement also includes operational covenants customary for facilities of this type, including restrictions on incurring additional indebtedness without the consent of the lenders, other than financing for the Company’s corporate headquarters, insurance premiums and construction equipment, as well as limitations on liens, investments and the purchase and sale of assets outside of the normal course of business. The Company’s obligations under the Credit Agreement are guaranteed by substantially all of the Company’s current and future subsidiaries, and secured by substantially all of the Company’s and its subsidiaries’ assets, including a pledge of all of the capital stock of the subsidiaries.

The fair value of the balance outstanding under the Credit Agreement equals the carrying value of zero. For fixed rate debt, fair value is determined based on discounted cash flows for the debt at the Company’s current incremental borrowing rate for similar types of debt. The estimated fair value of fixed rate debt at December 31, 2004 and 2003 is $10.1 million and $9.7 million, respectively, compared to the carrying amount of $9.4 million and $9.0 million, respectively.

Leases

The Company leases certain construction equipment, vehicles and office space under non-cancelable operating leases. Future minimum rent payments under non-cancelable operating leases as of December 31, 2004 are as follows (in thousands):

                                                     Amount

          2005                                        $  3,857
          2006                                           2,629
          2007                                           1,948
          2008                                           1,332
          2009                                             683
          Thereafter                                       142
                                                   ------------
          Subtotal                                    $ 10,591

          Less -  Sublease rental agreements              (724)
                                                   ------------

          Total                                       $  9,867
                                                   ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002 (continued)

[4] Financial Commitments (continued)

Rental expense under long-term operating leases of construction equipment, vehicles and office space was $4,398,000 in 2004, $4,625,000 in 2003 and $3,781,000 in 2002.

Although not material to the Company's consolidated financial position or results of operations, the Company also leases certain construction equipment under capital lease arrangements from time to time. Amounts relating to capital leases are included in the accompanying Consolidated Balance Sheets under "Construction Equipment" and "Long-term Debt".

[5] Income Taxes

The (provision) credit for income taxes is comprised of the following (in thousands):

                          Federal        State         Total
                        -----------  -------------  ------------

2004
  Current                 $   (360)      $   (650)     $ (1,010)
  Deferred                  (7,654)          (255)       (7,909)
                        -----------  -------------  ------------
                          $ (8,014)      $   (905)     $ (8,919)
                        ===========  =============  ============
2003
  Current                 $   (529)      $ (1,380)     $ (1,909)
  Deferred                  16,023         (1,018)       15,005
                        -----------  -------------  ------------
                          $ 15,494       $ (2,398)     $ 13,096
                        ===========  =============  ============
2002
  Current                 $    249       $ (1,050)     $   (801)
  Deferred                       -              -             -
                        -----------  -------------  ------------
                          $    249       $ (1,050)     $   (801)
                        ===========  =============  ============

The table below reconciles the difference between the statutory federal income tax rate and the effective rate provided for income before income taxes in the consolidated statements of income.

                                                    2004          2003           2002
                                                 -----------    ----------    -----------

Statutory federal income tax rate                     35%           35%            35%
State income taxes, net of federal tax benefit         2             3             3
Recoginition of current year tax benefit               -           (35)          (35)
Reversal of valuation allowance                      (18)          (45)            -
Other                                                  1             -             -
                                                 -----------    ----------    -----------
Effective tax rate                                    20%          (42)%           3%
                                                 ===========    ==========    ===========

The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 2004 and 2003 (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002 (continued)

[5] Income Taxes (continued)

                                                              2004           2003
                                                         ------------   ------------
Deferred Tax Assets
Provision for estimated real estate losses                 $      71      $     101
Contract losses                                                    -          2,392
Timing of expense recognition                                 12,161         10,234
Net operating loss carryforwards                              19,969         22,325
Alternative minimum tax credit carryforwards                   3,777          3,619
Other, net                                                       (21)         1,068
                                                         ------------   ------------
                                                           $  35,957      $  39,739
Valuation allowance for deferred tax assets                     (490)        (8,400)
                                                         ------------   ------------
  Deferred tax assets                                      $  35,467      $  31,339
                                                         ------------   ------------

Deferred Tax Liabilities
Joint ventures - construction                              $ (18,576)     $ (15,883)
Capitalized carrying charges                                    (129)          (451)
                                                         ------------   ------------
  Deferred tax liabilities                                 $ (18,705)     $ (16,334)
                                                         ------------   ------------

  Net deferred tax asset                                   $  16,762      $  15,005
                                                         ============   ============

The net deferred asset as of December 31, 2004 is classified in the Consolidated Balance Sheet based on when the future benefit is expected to be realized as follows (in thousands):

Short-term "Deferred tax asset"     $  4,110
Long-term "Deferred tax asset"        12,652
                                -------------
                                    $ 16,762
                                =============

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. The net deferred tax assets reflect management's estimate of the amount which would, more likely than not, be realized from future taxable income.

As a result of not providing federal income tax benefit applicable to losses recorded in certain prior years for financial reporting purposes, benefit from these losses was realized in 2004, 2003 and 2002 by not having to provide federal income tax of approximately $7.9 million, $11.0 million and $8.5 million, respectively. In addition, during the year ended December 31, 2003, the Company recognized an additional $14.9 million tax benefit based on expected utilization of net operating loss carryforwards.

At December 31, 2004, the Company has unused net operating loss carryforwards for tax reporting purposes of approximately $57.0 million, of which $1.4 million expires during the 2005 - 2007 period and $55.6 million expires during the 2008 - 2021 period. At December 31, 2004, the Company also has unused alternative minimum tax credit carryforwards for income tax reporting purposes of approximately $3.8 million that have no expiration date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002 (continued)

[6] Other Assets, Other Long-term Liabilities and Other (Income) Expense, Net

Other Assets, Other Long-term Liabilities and Other (Income) Expense, Net consist of the following (in thousands) for the periods presented:

Other Assets
                                                                 2004           2003
                                                             -------------  -------------
  Land held for sale (Note 13)                                 $  2,523       $  2,762
  Deferred expenses                                               1,162          1,510
  Other investments                                                  48             63
  Intangible assets (Notes 3 and 7)                                   -            599
                                                             -------------  -------------
                                                               $  3,733       $  4,934
                                                             =============  =============

Other Long-term Liabilities
                                                                 2004           2003
                                                             -------------  -------------
  Accrued dividends on
    $21.25 Preferred Stock (Note 8)                            $ 10,993       $  9,805
  Employee benefit related liabilities                            1,923          1,885
  Minimum pension liability adjustment (Note 7)                  29,020         24,325
                                                             -------------  -------------
                                                               $ 41,936       $ 36,015
                                                             =============  =============

Other (Income) Expense, Net
                                                                 2004           2003          2002
                                                             -------------  -------------  ------------
  Amortization of intangible asset                             $  1,616       $    287         $   -
  Stock registration expense                                      1,687              -             -
  Loss (gain) from land sales, net (Note 13)                        316         (2,207)            -
  Interest  income                                                 (474)          (226)         (297)
  Bank fees                                                         559            483           302
  Miscellaneous expense, net                                        999            228           515
                                                             -------------  -------------  ------------
                                                               $  4,703       $ (1,435)        $ 520
                                                             =============  =============  ============

[7] Employee Benefit Plans

The Company has a defined benefit pension plan that covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The plan is noncontributory and benefits are based on an employee’s years of service and “final average earnings”, as defined. The plan provides reduced benefits for early retirement and takes into account offsets for social security benefits. All employees are vested after five years of service. The Company also has an unfunded supplemental retirement plan for certain employees whose benefits under the defined benefit pension plan were reduced because of compensation limitations under federal tax laws. In accordance with SFAS No. 132R, “Employers’ Disclosures About Pensions and Other Post-Retirement Benefits”, pension disclosure as presented below includes aggregated amounts for both of the Company’s plans, except where otherwise indicated.

Effective June 1, 2004, all benefit accruals under the Company’s pension plan were frozen; however, the current vested benefits will be preserved. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, a one-time charge of $0.2 million was recorded in 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002 (continued)

[7] Employee Benefit Plans (continued)

Net pension cost for 2004, 2003 and 2002 follows (in thousands):

                                                              2004            2003            2002
                                                          -------------    ------------    ------------

Service cost - benefits earned during the period             $ 1,660         $ 1,828         $ 1,459
Interest cost on projected benefit obligation                  4,538           4,674           4,529
Expected return on plan assets                                (3,956)         (4,545)         (4,899)
Amortization of prior service costs                               15              35              25
Recognized actuarial loss                                      1,246             665              56
                                                          -------------    ------------    ------------
Net pension cost                                             $ 3,503         $ 2,657         $ 1,170
                                                          =============    ============    ============

Actuarial assumptions used to determine net pension cost:
  Discount rate                                                 6.25%           6.75%           7.25%
  Rate of increase in compensation                              6.00%           6.00%           6.00%
  Long-term rate of return on assets                            7.50%           8.50%           9.00%

The expected long-term rate of return on assets assumption will remain at 7.5% for 2005. The expected long-term rate of return on assets assumption was developed considering historical and future expectations for returns for each asset class.

The target asset allocation for the Company's pension plan by asset category for 2005 and the actual asset allocation at December 31, 2004 and 2003 by asset category are as follows:

                                       Percentage of Plan Assets at December 31,
                                    ------------------------------------------------
                                      Target
                                    Allocation
Asset Category                         2005               2004             2003
--------------------------------    ------------      -------------     ------------

Equity securities:
  Domestic                            70.00%             72.87%              72.20%
  International                        0.00%              0.00%               0.00%
Fixed income securities               30.00%             26.31%              27.78%
Real estate                            0.00%              0.00%               0.00%
Other                                  0.00%              0.82%               0.02%
                                    ------------      -------------     ------------
Total                                100.00%            100.00%             100.00%
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

Within the equity portfolio, the investments are primarily large capitalization domestic equities; however, the plan's asset manager may invest in equities with small and medium capitalizations. The equity assets are invested in a broadly diversified portfolio with approximately 125 individual securities. Currently there is no allocation to international equities. Within the fixed income portfolio, the investments are entirely investment grade U.S. fixed income securities including both U.S. Government and U.S. Credit securities.

The Company expects to contribute $6.0 million to its pension plan in 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002 (continued)

[7] Employee Benefit Plans (continued)

The following tables provide a reconciliation of the changes of the fair value of assets in the plan and plan benefit obligations during the two year period ended December 31, 2004, and a statement of the funded status as of December 31, 2004 and 2003 (in thousands):

Reconciliation of Fair Value of Plan Assets
                                                                       2004           2003
                                                                  ------------   ------------

Balance at beginning of year                                        $  41,374      $  38,527
Actual return on plan assets                                            2,929          3,403
Employer contribution                                                   4,157          3,157
Benefit payments                                                       (3,886)        (3,713)
                                                                  ------------   ------------
Balance at end of year                                              $  44,574      $  41,374
                                                                  ============   ============

Reconciliation of Projected Benefit Obligation
                                                                       2004           2003
                                                                  ------------   ------------

Balance at beginning of year                                        $  78,576      $  70,803
Service cost                                                            1,660          1,828
Interest cost                                                           4,538          4,674
Plan amendments                                                             -              -
Curtailment gain                                                       (8,533)             -
Actuarial loss                                                          4,213          4,984
Benefit payments                                                       (3,886)        (3,713)
                                                                  ------------   ------------
Balance at end of year                                              $  76,568      $  78,576
                                                                  ============   ============

Actuarial assumptions used to determine benefit obligations:
                                                                       2004           2003
                                                                  ------------   ------------
Discount rate                                                           5.75%          6.25%
Rate of increase in compensation                                         n.a.          6.00%

Funded Status
                                                                       2004           2003
                                                                  ------------   ------------

Funded status at December 31,                                       $ (31,994)     $ (37,202)
Unrecognized prior service cost                                             -            263
Unrecognized loss                                                      29,021         33,559
                                                                  ------------   ------------
Net liability recognized, before additional minimum liability       $  (2,973)     $  (3,380)
                                                                  ============   ============

The following table presents amounts included in the Consolidated Balance Sheets as of December 31, 2004 and 2003 (in thousands):

                                                    2004          2003
                                                ------------  ------------

Accrued benefit liability                         $ (31,994)    $ (27,705)
Intangible asset (Note 6)                                 -           312
Accumulated other comprehensive income               29,021        24,013
                                                ------------  ------------
Net amount recognized at year end                 $  (2,973)    $  (3,380)
                                                ============  ============

Other comprehensive income attributable to a change in the additional minimum pension liability recognized pursuant to SFAS No. 87, "Employers' Accounting for Pensions" amounted to $5.0 million in 2004, $4.4 million in 2003, $13.7 million in 2002 and $5.9 million in 2001. The cumulative amount of $29.0 million generally represents the excess of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002 (continued)

[7] Employee Benefit Plans (continued)

accumulated benefit obligations of the Company's pension plans over the fair value of the plans' assets as of December 31, 2004 compared to the unfunded accrued pension liability previously recognized. This amount is reflected as a long-term liability as of December 31, 2004 (see Note 6) with the offset, net of tax, being a reduction in stockholders' equity. Adjustments to the amount of this additional minimum pension liability will be recorded in future years, as required, based upon periodic re-evaluation of the funded status of the Company's pension plans.

The Company's plans have benefit obligations in excess of the fair value of the plans' assets. The following table provides information relating to each of the plans' benefit obligations compared to the fair value of its assets as of December 31, 2004 and 2003 (in thousands):

                                               2004                                     2003
                                -------------------------------------   -------------------------------------
                                              Benefit                                 Benefit
                                 Pension    Equalization                 Pension    Equalization
                                  Plan          Plan         Total         Plan         Plan         Total
                                ----------  -------------  ----------   ----------- -------------  ----------

Projected benefit obligation     $ 73,469        $ 3,099    $ 76,568      $ 75,232       $ 3,344    $ 78,576
Accumulated benefit obligation   $ 73,469        $ 3,099    $ 76,568      $ 66,359       $ 2,720    $ 69,079
Fair value of plan assets        $ 44,574        $     -    $ 44,574      $ 41,374       $     -    $ 41,374

Projected benefit obligation
greater than Fair value of
plan assets                      $ 28,895        $ 3,099    $ 31,994      $ 33,858       $ 3,344    $ 37,202
                                ----------  -------------  ----------   ----------- -------------  ----------

Accumulated benefit obligation
greater than Fair value of
plan assets                      $ 28,895        $ 3,099    $ 31,994      $ 24,985       $ 2,720    $ 27,705
                                ----------  -------------  ----------   ----------- -------------  ----------

The Company has a contributory Section 401(k) plan which covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The 401(k) expense provision approximated $0.9 million in 2004 and $0.7 million in 2003 and 2002. The Company’s contribution is based on a non-discretionary match of employees’ contributions, as defined.

The Company has an incentive compensation plan for key employees which is generally based on the Company’s achievement of a certain level of profit.

The Company also contributes to various multi-employer union retirement plans under collective bargaining agreements which provide retirement benefits for substantially all of its union employees. The aggregate amounts provided in accordance with the requirements of these plans were approximately $4.8 million in 2004, $4.3 million in 2003 and $7.3 million in 2002. The Multi-employer Pension Plan Amendments Act of 1980 defines certain employer obligations under multi-employer plans. Information regarding union retirement plans is not available from plan administrators to enable the Company to determine its share of unfunded vested liabilities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002 (continued)

[8] Capital Stock and Stock Purchase Warrants (continued)

(a) $21.25 Convertible Exchangeable Preferred Stock ("$21.25 Preferred Stock") (continued)
Stock of the Company at a conversion price of $37.75 per share of Common Stock. The $2.125 Depositary Shares are redeemable at the option of the Company at any time at $25 per share plus any unpaid dividends. The $21.25 Preferred Stock is also exchangeable at the option of the Company, in whole but not in part, on any dividend payment date into 8 1/2% convertible subordinated debentures due in 2012 at a rate equivalent to $25 principal amount of debentures for each Depositary Share. In conjunction with the covenants of certain of the Company's prior Credit Agreements, the Company was required to suspend the payment of quarterly dividends on its $21.25 Preferred Stock (equivalent to $2.125 per Depositary Share) until certain financial criteria were met. Dividends on the $21.25 Preferred Stock have not been declared since 1995 (although they have been fully accrued due to the "cumulative" feature of the $21.25 Preferred Stock). The aggregate amount of dividends in arrears is approximately $10,993,000 at December 31, 2004, which represents approximately $196.56 per share of $21.25 Preferred Stock or approximately $19.66 per Depositary Share and is included in "Other Long-term Liabilities" in the accompanying Consolidated Balance Sheets. Under the terms of the $21.25 Preferred Stock, the holders of the Depositary Shares were entitled to elect two additional Directors since dividends had been deferred for more than six quarters and have done so at each of the last seven Annual Meetings of Stockholders. (See Note 2(f) for information on a related class action lawsuit.)

In June 2003, the Company completed its tender offer to purchase up to 900,000 shares, or approximately 90% of its outstanding $2.125 Depositary Convertible Exchangeable Preferred Shares (the “Depositary Shares”), each of which represents 1/10th of a share of the Company’s $21.25 Preferred Stock, at a purchase price of $25.00 per share, net to the seller in cash without interest. The tender offer which commenced on March 31, 2003, expired on June 9, 2003, at which time the Company purchased 440,627 Depositary Shares. The completion of the self tender offer resulted in the Company purchasing and immediately retiring 440,627 Depositary Shares, a reduction of approximately $11.3 million, including related expenses, in Stockholders’ Equity, and a reversal of approximately $7.3 million of previously accrued and unpaid dividends relating to the purchased shares that were restored to additional paid-in capital. In addition, the $7.3 million of previously accrued and unpaid dividends was added to net income to determine net income available for common stockholders for the purpose of computing earnings per common share for the year ended December 31, 2003.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002 (continued)

[8] Capital Stock and Stock Purchase Warrants (continued)

(b) Series A Junior Participating Preferred Stock (continued)
In January 1997 and March 2000, the Board of Directors amended the Company’s Shareholder Rights Agreement to (i) permit the acquisition of the Company’s stock by certain investors and certain other events without triggering the distribution of the Rights; (ii) lower the threshold for the occurrence of a Stock Acquisition Date from 20% to 10%; and (iii) extend the expiration date of the Agreement from September 23, 1998 to January 21, 2007.

(c) Stock Purchase Warrants
In connection with an Amended Credit Agreement effective January 17, 1997 with the Company’s bank group at that time, the banks received Stock Purchase Warrants to purchase up to 420,000 shares of the Company’s Common Stock, $1.00 par value, at a purchase price of $8.30 per share, subject to certain anti-dilution adjustments in the event of certain distributions and other corporate events, at any time during the ten year period ending January 17, 2007. The grant date present value of the Stock Purchase Warrants ($2,233,000) was calculated using the Black-Scholes option pricing model and was accounted for by an increase in Stockholders’ Equity, with the offset being a valuation account netted against the related Revolving Credit Loans. The valuation account was amortized and charged against income over the three year term of the Credit Agreement ended in 2000. During 2004, 238,560 warrants were exercised resulting in a remaining balance of 181,440 warrants outstanding as of December 31, 2004.

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

(d) Treasury Stock
Effective July 1, 2004, a new corporation statute enacted by the Commonwealth of Massachusetts made the concept of treasury shares obsolete. Under the new statute, shares previously issued by the Company that are subsequently acquired by the Company become authorized but unissued shares. Accordingly, the Company reclassified 60,529 shares previously shown as treasury shares against common stock issued. The $965,000 cost related to these treasury shares was reclassified against common stock and additional paid-in capital.

[9] Stock Options and Restricted Stock Awards

Effective May 13, 2004, the Company’s stockholders approved the adoption of the 2004 Stock Option and Incentive Plan which provides that up to 1,000,000 shares of the Company’s Common Stock will be available for the granting of stock-based compensation awards to key executives, employees and directors of the Company. The Plan allows these stock-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, deferred stock awards and dividend equivalent rights. During 2004, restricted stock awards were granted to two executive officers of the Company. Vesting of these restricted stock awards is dependent upon the achievement of specified performance goals and/or service requirements for 2004 to 2006. The grant date fair value of the restricted stock awards granted in 2004 is $4.7 million which is being recorded as expense over the vesting period. In 2004, $0.8 million was recorded as expense. Assuming achievement of the specified performance and service requirements, the approximate amount of expense to be recorded in 2005 and 2006 will be $3.3 million and $0.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002 (continued)

[9] Stock Options and Restricted Stock Awards (continued)

A summary of stock-based compensation awards related to the Company’s 2004 Stock Option and Incentive Plan is as follows:

                                                       Weighted Average        Shares
                                         Number           Grant Date         Available
                                       of Shares          Fair Value          to Grant
                                      -------------  ---------------------  -------------

Approved May 13, 2004                            -            -                1,000,000
     Granted                               300,000          $15.62              (300,000)
                                      -------------                         -------------
Outstanding at December 31, 2004           300,000                               700,000
                                      =============                         =============

Effective May 25, 2000, the Company's stockholders approved the adoption of the Special Equity Incentive Plan which provides that up to 3,000,000 shares of the Company's Common Stock will be available for the granting of non-qualified stock options to key executives, employees and directors of the Company. Options are granted at not less than the fair market value on the date of grant, as defined. Options generally expire 10 years from the date of grant. Options outstanding under the Special Equity Incentive Plan are generally exercisable in three equal annual installments, on the date of grant and on the first and second anniversary of the date of grant. As of December 31, 2004 and 2003, all of the options outstanding were exercisable. A summary of stock option activity related to the Company's Special Equity Incentive Plan is as follows:

                                                        Option Price Per Share
                                                     ------------------------------     Shares
                                         Number                         Weighted      Available
                                       of Shares         Range          Average        to Grant
                                      -------------  ---------------  -------------  -------------

Outstanding at December 31, 2002         2,733,034   $3.13 - $6.85       $4.50            187,300
  Exercised                               (221,400)  $3.13 - $4.50       $4.45                  -
  Terminated                                (8,334)  $4.50               $4.50              8,334
                                      -------------                                  -------------
Outstanding at December 31, 2003         2,503,300   $3.13 - $6.85       $4.49            195,634
  Exercised                             (1,808,800)  $3.13 - $6.85       $5.12                  -
                                      -------------                                  -------------
Outstanding at December 31, 2004           694,500   $3.13 - $6.85       $4.45            195,634
                                      =============                                  =============

Shares of the Company's authorized but unissued Common Stock have been reserved for issuance to employees under its 1982 Stock Option Plan. Options under this plan were granted at fair market value on the date of grant, as defined, and generally become exercisable in two equal annual installments on the second and third anniversary of the date of grant and expire eight to ten years from the date of grant. Although the provisions of the 1982 Stock Option Plan expired during 2002, the Company still has 5,000 shares of authorized but unissued Common Stock reserved for issuance under the Plan applicable to the remaining outstanding options. As of December 31, 2004, all of the 5,000 options outstanding were exercisable. A summary of stock option activity related to the Company's 1982 Stock Option Plan is as follows:

                                                             Option Price Per Share
                                                           ----------------------------     Shares
                                               Number                       Weighted      Available
                                              of Shares       Range          Average       to Grant
                                             ------------  -------------   ------------  -------------
Outstanding at December 31, 2002 and 2003         67,500      $ 5.29         $ 5.29            -
     Exercised                                   (62,500)     $ 5.29         $ 5.29            -
                                             ------------                                -------------
Outstanding at December 31, 2004                   5,000      $ 5.29         $ 5.29            -
                                             ============                                =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002 (continued)

[9] Stock Options and Restricted Stock Awards (continued)

In addition, the Company has authorized but unissued Common Stock reserved for certain other options granted as follows:

                                                                         Options
                                                         Grant         Outstanding        Exercise
                     Grantee                             Date        and Exercisable        Price
---------------------------------------------------   ------------  -------------------  ------------

Members of former Board Executive Committee,
    as Redefined                                      01/17/97                  25,000         $8.38

Certain Executive Officers                            01/19/98                  10,000         $8.66

The terms of these options are generally similar to options granted under the 1982 Plan, including the exercise price being equal to fair market value, as defined, at date of grant, and timing of installment exercise dates. As of December 31, 2004, all of the 35,000 options outstanding were exercisable.

Options outstanding at December 31, 2004 and related weighted average price and life information follows:

                                                                    Weighted
                                                                    Average
     Remaining          Grant        Options         Options        Exercise
   Life (Years)         Date       Outstanding     Exercisable       Price
--------------------  ----------  ---------------  -------------   -----------

         1             01/17/97           25,000         25,000         $8.38
         2             01/19/98           10,000         10,000         $8.66
         2             12/10/98            5,000          5,000         $5.29
         6             03/29/00          556,500        556,500         $4.50
         6             05/25/00           48,000         48,000         $3.70
         6             09/12/00           87,500         87,500         $4.50
         7             08/13/01            2,500          2,500         $6.85
                                  ---------------  -------------
      Totals                             734,500        734,500         $4.65
                                  ===============  =============

When options are exercised, the proceeds are credited to stockholders' equity. In addition, the income tax savings attributable to nonqualified options exercised are credited to additional paid-in capital.

[10] Unaudited Quarterly Financial Data

The following table sets forth unaudited quarterly financial data for the years ended December 31, 2004 and 2003 (in thousands, except per share amounts):

                                                                               2004 by Quarter
                                                        -----------------------------------------------------------------
                                                            1st             2nd                3rd               4th
                                                        ------------    -------------      ------------      ------------
Revenues                                                   $480,304         $495,808         $ 467,743         $ 398,460
                                                        ------------    -------------      ------------      ------------
Gross profit                                               $ 23,528         $ 23,731         $  23,633         $  22,490
                                                        ------------    -------------      ------------      ------------
Net income                                                 $ 11,221 (a)     $ 12,176 (a)     $   6,430         $   6,180
                                                        ------------    -------------      ------------      ------------

Basic earnings per common share                            $   0.47 (a)     $   0.51 (a)     $    0.26         $    0.24
                                                        ------------    -------------      ------------      ------------

Diluted earnings per common share                          $   0.44 (a)     $   0.48 (a)     $    0.25         $    0.23
                                                        ------------    -------------      ------------      ------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002 (continued)

[10] Unaudited Quarterly Financial Data (continued)

                                                                                2003 by Quarter
                                                        -----------------------------------------------------------------
                                                            1st             2nd                3rd               4th
                                                        ------------    -------------      ------------      ------------
Revenues                                                   $291,260         $286,336         $ 295,855         $ 500,652
                                                        ------------    -------------      ------------      ------------
Gross profit                                               $ 13,703         $ 14,370         $  15,788         $  26,391
                                                        ------------    -------------      ------------      ------------
Net income                                                 $ 11,419 (a)     $  3,618 (a)     $   6,396         $  22,585 (a)
                                                        ------------    -------------      ------------      ------------

Basic earnings per common share                            $   0.48 (a)     $  0.43  (a)(b)  $    0.29 (a)(b)  $    0.97 (a)
                                                        ------------    -------------      ------------      ------------

Diluted earnings per common share                          $   0.48 (a)     $   0.41 (a)(b)  $    0.28 (a)(b)  $    0.92 (a)
                                                        ------------    -------------      ------------      ------------

(a) For each of the first two quarters of 2004 and each of the four quarters of 2003, the provision for income taxes reflects a lower-than-normal tax rate due to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations. In addition, the first quarter of 2003 includes the recognition of a $7.0 million tax benefit in accordance with SFAS No. 109 (or approximately $0.31 per share) related to a reduction in the tax valuation allowance and the fourth quarter of 2003 includes the recognition of $7.9 million similar tax benefit (or approximately $0.34 per share).

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

The Company provides diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world. The Company’s construction business is conducted through three basic segments: building, civil and management services. The building segment is comprised of Perini Building Company and James A. Cummings, Inc., and focuses on large, complex projects in the hospitality and gaming, sports and entertainment, educational, transportation and healthcare markets. The civil segment is involved in public works construction primarily in the northeastern United States, including the repair, replacement and reconstruction of the United States public infrastructure such as highways, bridges and mass transit systems. The management services segment provides diversified construction, design-build and maintenance services to the U.S. military and government agencies as well as power producers, surety companies and multi-national corporations.

During the years 2002 through 2004, the Company’s chief operating decision making group consisted of the Chairman and Chief Executive Officer, the President and Chief Operating Officer, the President of Perini Building Company and the President of Perini Civil Construction. This group decides how to allocate resources and assess performance of the business segments. Generally, the Company evaluates performance of its operating segments on the basis of income from operations and cash flow. The accounting policies applied by each of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). The following tables set forth certain business and geographic segment information relating to the Company’s operations for each of the three years in the period ended December 31, 2004 (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002 (continued)

[11] Business Segments (continued)

2004                                                    Reportable Segments
                                      ---------------------------------------------------------
                                                                   Management                                    Consolidated
                                        Building       Civil        Services         Totals      Corporate          Total
                                      -------------  -----------  --------------  -------------  -----------    ---------------

Revenues                               $ 1,298,771    $ 138,095     $ 405,449      $ 1,842,315    $       -        $ 1,842,315
Income from Construction Operations    $    25,194    $   5,463     $  29,913      $    60,570    $ (10,237) (a)   $    50,333
Assets                                 $   296,017    $ 203,311     $  52,474      $   551,802    $ 102,463  (b)   $   654,265
Capital Expenditures                   $     2,038    $   2,193     $   255        $     4,486    $       -        $     4,486

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

Revenues from various agencies of the United States federal government in the management services segment totaled approximately $333 million (or 18% of consolidated revenues) in 2004, and approximately $225 million (or 16% of consolidated revenues) in 2003. Revenues from the San Manuel casino expansion project in California for the San Manuel Band of Mission Indians totaled approximately $203 million (or 11% of consolidated revenues) in 2004.

Revenues from the Mohegan Sun Project in the building segment totaled approximately $153 million (or 14%) in 2002. Revenues from various agencies of the City of New York in the civil segment totaled approximately $185 million (or 17%) in 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002 (continued)

[11] Business Segments (continued)

Information concerning principal geographic areas is as follows (in thousands):

                                                               Revenues
                                             --------------------------------------------
                                                 2004           2003            2002
                                             -------------  --------------  -------------

United States                                 $ 1,506,846     $ 1,120,961    $ 1,029,097
Foreign and U.S. Territories                      335,469         253,142         55,944
                                             -------------  --------------  -------------

Total                                         $ 1,842,315     $ 1,374,103    $ 1,085,041
                                             =============  ==============  =============

                                             Income (Loss) from Construction Operations
                                             --------------------------------------------
                                                 2004           2003            2002
                                             -------------  --------------  -------------

United States                                 $    35,997     $    23,009    $    26,731
Foreign and U.S. Territories                       24,573          16,321          5,884
Corporate                                         (10,237)         (8,840)        (6,735)
                                             -------------  --------------  -------------

Total                                         $    50,333     $    30,490    $    25,880
                                             =============  ==============  =============

Income (loss) from construction operations has been allocated geographically based on the location of the job site. Long-lived assets outside the United States are immaterial and therefore not presented here.

[12] Related Party Transactions

As a condition to a new investor group’s acquisition of shares of the Company’s Series B Preferred Stock for an aggregate of $30 million, which was approved by the stockholders in January 1997, the Company entered into an agreement with Tutor-Saliba Corporation (“Tutor-Saliba”), a California corporation engaged in the construction industry, and Ronald N. Tutor, Chief Executive Officer and sole stockholder of Tutor-Saliba, to provide certain management services, as defined. At January 17, 1997, Tutor-Saliba held 351,318 shares of the Company’s $1.00 par value Common Stock. Tutor-Saliba participates in joint ventures with the Company, the Company’s share of which contributed $37.7 million (or 2.0%), $49.0 million (or 3.6%) and $48.8 million (or 4.5%) to the Company’s consolidated revenues in 2004, 2003 and 2002, respectively. The management agreement has been renewed annually by the Company’s Compensation Committee, which consists entirely of independent directors, under the same basic terms and conditions as the initial agreement except that the amount of the fee payable thereunder to Tutor-Saliba was increased effective January 1, 2004, from $250,000 to $375,000 per year and effective September 15, 2004, from $375,000 to $800,000. Effective December 1, 2001, Mr. Tutor was included as a participant in the Company’s incentive compensation plan. Since January 17, 1997, Mr. Tutor has been a member of the Company’s Board of Directors and an officer of Perini and effective July 1, 1999 was elected Chairman of the Board of Directors and effective March 29, 2000 was elected Chairman and Chief Executive Officer. Compensation for the management services consists of payment of $250,000 per year to Tutor-Saliba for each of the two years in the period ended December 31, 2003 and $499,000 for the year ended December 31, 2004, stock options and restricted stock awards granted to Mr. Tutor, and incentive compensation awarded to Mr. Tutor of $600,000 in 2004, $250,000 in 2003 and $231,000 in 2002. The stock options were granted to Mr. Tutor in January, 1997 (150,000 shares), December, 1998 (45,000 shares), January, 1999 (30,000 shares) and March, 2000 (1,000,000 shares). All of the stock options were granted at or above the fair market value price per share on the respective dates of grant. All of the stock options were excercised during 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002 (continued)

[12] Related Party Transactions (continued)

On December 15, 2004, the Company entered into an agreement with Mr. Tutor pursuant to which the Company will grant Mr. Tutor 150,000 shares of unrestricted common stock, par value $1.00 per share, of the Company under the Perini Corporation 2004 Stock Option and Incentive Plan. The Company will grant Mr. Tutor (i) 75,000 shares of Common Stock on June 30, 2005, provided that Mr. Tutor continues to serve as the Company’s Chairman and Chief Executive Officer through and including such date and (ii) 75,000 shares of Common Stock on June 30, 2006, provided that Mr. Tutor continues to serve as the Company’s Chairman and Chief Executive Officer through and including such date. The grant date fair value of the restricted stock awards is $2.5 million which will be recorded as expense over the vesting period. In 2004, $0.1 million was recorded as expense. Assuming achievement of the specified service requirements, $2.0 million and $0.4 million will be recorded as expense in 2005 and 2006, respectively.

In late 2001, the Company entered into a joint venture arrangement with Tutor-Saliba, the sponsoring partner, whereby the Company was to primarily provide certain prequalification and proposal support services to the joint venture in return for a fixed fee of $200,000 payable subsequent to the award and start-up of the project. In addition, the agreement provided that the Company would not be liable for any costs, losses, liabilities or damages that may arise from the project. The Company recorded the $200,000 fixed fee as income in 2002 when the contract was awarded to the joint venture. Payment of the fee was received from Tutor-Saliba in February, 2002.

In late 2002, the Company entered into an arrangement with Tutor-Saliba whereby Tutor-Saliba provided a financial guarantee in order for the Company to secure a performance and payment bond on a building project with an estimated contract value of approximately $135 million. As compensation for the financial guarantee, the Company paid Tutor-Saliba a fee of $1.0 million in February 2003.

The new investors that provided $40 million of new equity in the Company on March 29, 2000 consist of Tutor-Saliba (see above), O&G Industries, Inc. (“O&G”), a participant in certain construction joint ventures with the Company, and National Union Fire Insurance Company of Pittsburgh, Pa., a wholly owned subsidiary of American International Group, Inc. (“AIG”), one of the Company’s sureties and a provider of insurance and insurance related services to the Company. The cumulative holdings of each of the new investors as of December 31, 2004 were as follows:

                        Number of               Percentage of Total
                      Common Shares          Common Shares Outstanding
                    -------------------   ---------------------------------

Tutor-Saliba             3,112,288                   12.3%
O&G                      2,502,941                    9.9%
AIG                      2,659,846                   10.5%

Each of the new investors is entitled to appoint a member to the Company's Board of Directors. O&G participates in joint ventures with the Company, the Company's share of which contributed $34.7 million and $0.8 million to the Company's consolidated revenues in 2004 and 2003, respectively. Payments to AIG for surety, insurance and insurance related services approximated $8.8 million in 2004, $7.8 million in 2003 and $9.5 million in 2002.

[13] Land Held for Sale

As of December 31, 2004, the only land held for sale consists of approximately 60 fully developed acres in Raynham, Massachusetts. Management's plan is to continue to market the remaining land for sale in this development as a bulk sale or as individual parcels over an estimated 24 to 36 month "sell off" period.

During the year ended December 31, 2004, 4 acres were sold resulting in a net loss of approximately $0.3 million and during the year ended December 31, 2003, 61 acres were sold resulting in a net gain of approximately $2.2 million. (See Note 6.) Land costs are allocated to reduce the related sales proceeds based on both the specific cost identification method for certain parcels and average cost per acre sold method on the remaining parcels.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002 (continued)

[14] Subsequent Event

On January 21, 2005, the Company completed the acquisition of Cherry Hill Construction, Inc. ("CHC"), a privately held construction company based in Jessup, Maryland, for $20 million in cash. CHC is an established civil construction company in the Mid-Atlantic and Southeast regions of the United States specializing in excavation, foundations, paving and construction of civil infrastructure. The acquisition will be effective as of January 1, 2005 and, accordingly, CHC will be included in the Company's consolidated results of operations and financial position beginning in the first quarter of 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Perini Corporation

We have audited the accompanying consolidated balance sheets of Perini Corporation and subsidiaries (collectively, the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Perini Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Deloitte & Touche LLP

Boston, Massachusetts
March 4, 2005

Schedule II

Perini Corporation and Subsidiaries
Valuation and Qualifying Accounts and Reserves
for the Years Ended December 31, 2004, 2003 and 2002
(In Thousands of Dollars)

                                                                      Additions
                                                           ---------------------------
                                            Balance at       Charged      Charged to     Deductions       Balance
                                             Beginning     to Costs &       Other           from           at End
                                              of Year       Expenses       Accounts       Reserves        of Year
                                            ------------   ------------  -------------  -------------   -------------
Description
-----------

Year Ended December 31, 2004
Reserve for real estate investments             $     -     $     --      $      --          $   --         $    --
                                            ============   ============  =============  =============   =============

Year Ended December 31, 2003
Reserve for real estate investments             $ 2,515     $     --      $      --          $ 2,515 (2)    $    --
                                            ============   ============  =============  =============   =============

Year Ended December 31, 2002
Reserve for real estate investments             $ 9,972     $     --      $      --          $ 7,457 (1)     $ 2,515
                                            ============   ============  =============  =============   =============

(1) Represents sales or other disposition of real estate properties.
(2) Primarily relates to a reduction in the carrying value of the remaining "Land Held for Sale" ($2,066) and the disposition of certain other real estate assets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Perini Corporation

We have audited the consolidated financial statements of Perini Corporation and subsidiaries (collectively, the “Company”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated March 4, 2005; such consolidated financial statements and reports are included in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP

Boston, Massachusetts
March 4, 2005

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

               3.2      Articles of Amendment to the Restated Articles of Organization of the Perini
                        Corporation (incorporated by reference to Exhibit 3.2 to Form S-1 (File No. 333-
                        111338) filed on December 19, 2003).

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
                        333-111338) filed on December 19, 2003).

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

              4.6       Shareholder Rights Agreement dated as of September 23, 1988, as amended and restated as of May 17, 1990, as amended and restated as of January 17, 1997, between Perini Corporation and State Street Bank and Trust Company, as Rights
                        Agent (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the
                        Registration Statement on Form 8-A/A (File No. 001-06314) filed on January 29,
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

              4.13      Form of Warrant to purchase an aggregate of 420,000 shares of common stock of
                        Perini Corporation dated January 17, 1997 issued to former lenders of Perini
                        Corporation (incorporated by reference to Exhibit 4.13 to Form S-1 (File No. 333-
                        111338) filed on December 19, 2003).

Exhibit Index
(Continued)

                   4.14    Letter Agreement by and among Perini Corporation, BLUM Capital Partners, L.P.,
                           PB Capital Partners, L.P. and The Common Fund for Non-Profit Organizations,
                           dated as of December 1, 2003 (incorporated by reference to Exhibit 4.14 to
                            Form S-1 (File No. 333-111338) filed on December 19, 2003).

                   4.15    Warrantholders Rights Agreement by and among Perini Corporation and the former
                           Lenders of Perini Corporation, dated January 17, 1997 (incorporated by reference to Exhibit 4.15 to Amendment No. 2 to Form S-1 (File No. 333-111338) filed on
                           March 8, 2004).

                   4.16    Securityholders Agreement by and among Perini Corporation, PB Capital Partners,
                           L.P., The Union Labor Life Insurance Company Separate Account P, The Common
                           Fund for Non-Profit Organizations, for the Account of its Equity Fund and the
                           Initial Warrantholders (as defined therein), dated as of January 17, 1997
                           (incorporated by reference to Exhibit 4.16 to Amendment No. 4 to Form S-1
                           (File No. 333-111338) filed on April 8, 2004).

                   4.17    Amendment No. 2 dated September 28, 2004 to the Shareholder Rights Agreement
                           (incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 28,
                           2004).

  Exhibit 10.      Material Contracts

                   10.1    Perini Corporation Amended and Restated (2004) General Incentive Compensation
                           Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to Form S-1
                           (File No. 333-111338) filed on March 8, 2004).

                   10.2    Perini Corporation Amended and Restated (2004) Construction Business Unit
                           Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to
                           Amendment No. 2 to Form S-1 (File No. 333-111338) filed on March 8, 2004).

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
                           (incorporated by reference to Exhibit 10.4 to Form S-1 (File No. 333-111338)
                           filed on December 19, 2003).

                   10.5    Amendment No. 2 dated as of December 31, 1999 to the Management
                           Agreement by and among the Company, Ronald N. Tutor and Tutor-Saliba
                           Corporation (incorporated by reference to Exhibit 10.31 to Perini Corporation's.
                           Quarterly Report on Form 10-Q for the period ended March 31, 2000 filed on May 9, 2000).

Exhibit Index
(Continued)

                  10.6    Amendment No. 3 dated as of December 31, 2000 to the Management Agreement by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation.
                          (incorporated by reference to Exhibit 10.6 to Form S-1 (File No. 333-111338) filed on December 19, 2003).

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
                          (incorporated by reference to Exhibit 10.8 to Form S-1 (File No. 333-111338) filed on December 19, 2003).

                  10.9    1982 Stock Option and Long Term Performance Incentive Plan, as amended
                          (incorporated by reference to Exhibit 10.9 to Form S-1 (File No. 333-111338) filed on December 19, 2003).

                  10.10   Special Equity Incentive Plan (incorporated by reference to Exhibit A to Perini
                          Corporation's Proxy Statement for the Annual Meeting of Stockholders dated
                          April 19, 2000).

                  10.11   Perini Corporation 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit D to Perini Corporation's Proxy Statement for the Annual
                          Meeting of Stockholders dated April 20, 2004).

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
                           March 21, 2002).

                  10.14    Employment Agreement dated January 23, 2003 by and among the Company,
                           James A. Cummings, Inc. and James A. Cummings (incorporated by reference to Exhibit 10.38 to Perini Corporation's Annual Report on Form 10-K for the
                           year ended December 31, 2002 filed on March 31, 2003).

Exhibit Index
(Continued)

                    10.15    First Amendment and Waiver dated February 14, 2003 to Credit Agreement among
                             Perini Corporation, Fleet National Bank, as Administrative Agent, and the Lenders
                             (incorporated by reference to Exhibit 10.39 to Perini Corporation's Annual Report
                             on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).

                    10.16    Second Amendment dated November 5, 2003 to Credit Agreement among Perini
                             Corporation, Fleet National Bank, as Administrative Agent, and the Lenders
                             (incorporated by reference to Exhibit 10.17 to Form S-1 (File No. 333-111338)
                             filed on December 19, 2003).

                    10.17    Amendment No. 6 dated as of January 1, 2004 to the Management Agreement by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation
                             (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Form S-1
                             (File No. 333-111338) filed on February 10, 2004).

                    10.18    Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Form S-1 (File No. 333-111338)
                             filed on February 10, 2004).

                    10.19    Third Amendment dated January 31, 2004 to Credit Agreement among Perini
                             Corporation, Fleet National Bank, as Administrative Agent, and the Lenders
                             (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to  Form S-1
                             (File No. 333-111338) filed on March 8, 2004).

                    10.20    Fourth Amendment and Waiver dated August 25, 2004 to Credit Agreement among
                             Perini Corporation, Fleet National Bank, as Administrative Agent, and the Lenders
                             (incorporated by reference to Exhibit 10.1 to Perini Corporation's Quarterly
                             Report on Form 10-Q for the period ended September 30, 2004 filed on November 5,
                             2004).

                    10.21    Amendment No. 7 dated as of September 15, 2004 to the Management Agreement by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation
                             (incorporated by reference to Exhibit 10.2 to Perini Corporation's Quarterly
                             Report
                             on Form 10-Q for the period ended September 30, 2004 filed on November 5,
                             2004).

                    10.22    Amendment No. 8 dated as of December 15, 2004 to the Management Agreement by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation
                             (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 16,
                             2004).

                    10.23    Retention Incentive Agreement dated as of December 15, 2004 between the
                             Company and Ronald  N. Tutor (incorporated by reference to Exhibit 10.1 to
                             Form 8-K filed on December 16, 2004).

                    10.24    Form of Restricted Stock Unit Award Agreement under the Perini Corporation 2004
                             Stock Option and Incentive Plan - filed herewith.

Exhibit Index
(Continued)

   Exhibit 21.      Subsidiaries of Perini Corporation - filed herewith.

   Exhibit 23.      Consent of Independent Registered Public Accounting Firm - filed herewith.

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