Form 10-K/A
period 2004-12-31
PERINI CORP
filed 2005-03-15
CIK 77543

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-K/A

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934.

For the fiscal year ended December 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File No. 1-6314

Perini Corporation

(Exact name of registrant as specified in its charter)

Massachusetts	04-1717070
(State of Incorporation)	(IRS Employer Identification No.)

73 Mt. Wayte Avenue, Framingham, Massachusetts	01701
(Address of principal executive offices)	(Zip Code)

(508) 628-2000

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark if registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was $125,018,992 as of June 30, 2004, the last business day of the registrant’s most recently completed second quarter.

The number of shares of Common Stock, $1.00 par value per share, outstanding at February 23, 2005 was 25,307,928.

Documents Incorporated by Reference

Portions of the definitive proxy statement relating to the registrant’s annual meeting of stockholders to be held on May 19, 2005 are incorporated by reference into Part III of this report.

PERINI CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE

The sole purpose of this amendment to the Annual Report on Form 10-K for the year ended December 31, 2004 of Perini Corporation (the “Company”) is to correct an inadvertent clerical error in the table which details the amount of unapproved change order and claim revenue included in the Company’s balance sheets as unbilled work as of December 31, 2004. This table is included as part of Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. This clerical error had no impact on the consolidated financial statements of the Company included in Item 15 – Exhibits and Financial Schedules or any other information in the Form 10-K as originally filed. Aside from the correction to the table noted above, none of the information set forth in this amendment differs in any respect from the information contained in the Company’s Annual Report on Form 10-K filed on March 4, 2005.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Backlog Analysis for 2004

The following table provides an analysis of our backlog by business segment for the year ended December 31, 2004.

	Backlog at December 31, 2003	New Business Awarded (1)	Revenue Recognized	Backlog at December 31, 2004
	(in thousands)
Building	$896,799	$972,039	$(1,298,771)	$570,067
Civil	305,698	63,108	(138,095)	230,711
Management Services	463,967	292,179	(405,449)	350,697

Total	$1,666,464	$1,327,326	$(1,842,315)	$1,151,475

(1)	New business awarded consists of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

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

When recording revenue on contracts relating to unapproved change orders and claims, we include in revenue an amount equal to the amount of costs incurred by us to date for contract price adjustments that we seek to collect from customers for delays, errors in specifications or designs, change orders in dispute or unapproved as to scope or price, or other unanticipated additional costs, in each case when recovery of the costs are considered probable. When determining the likelihood of eventual recovery, we consider such factors as evaluation of entitlement, settlements reached to date and our experience with the customer. The settlement of these issues often takes years depending upon whether the item can be resolved directly with the customer or involves litigation or arbitration. When new facts become known, an adjustment to the estimated recovery is made and reflected in the current period results.

The amount of unapproved change order and claim revenue is included in our balance sheet as Unbilled Work. The amount of Unbilled Work relating to unapproved change orders and claims included in our balance sheet at December 31, 2004 and 2003 is summarized below:

	December 31,
	2004	2003
	(in thousands)
Unapproved Change Orders	$6,202	$17,936
Claims	61,483	64,515

	$67,685	$82,451

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

Method of Accounting for Contracts – Revenues and profits from our contracts and construction joint venture contracts are recognized by applying percentages of completion for the period to the total estimated profits for the respective contracts. Percentage of completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. When the estimate on a contract indicates a loss, our policy is to record the entire loss during the accounting period in which it is estimated. In the ordinary course of business, at a minimum on a quarterly basis, we prepare updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs, including unapproved change orders and claims, during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract. An amount equal to the costs incurred which are attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable. For a further discussion of unapproved change orders and claims, see Item 1, “Business – Types of Contracts and The Contract Process”. Profit from unapproved change orders and claims is recorded in the accounting period such amounts are resolved.

Deferred contract revenue represents the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts. Unbilled work represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled work results when (1) the appropriate contract revenue amount has been recognized in accordance with the percentage of completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or (2) costs, recorded at estimated realizable value, related to unapproved change orders or claims are incurred. For unapproved change orders or claims that cannot be resolved in accordance with the normal change order process as defined in the contract, we may employ other dispute resolution methods, including mediation, binding and non-binding arbitration, or litigation. See Item 3 – “Legal Proceedings” and Note 2, “Contingencies and Commitments”, of Notes to Consolidated Financial Statements. The prerequisite for billing unapproved change orders and claims is the final resolution and agreement between the parties. Unbilled work related to our contracts and joint venture contracts at December 31, 2004 is discussed in Note 1(d) of Notes to Consolidated Financial Statements.

Accounting for Income Taxes – Information relating to our (provision) credit for income taxes and the status of our deferred tax assets and liabilities is presented in Note 5, “Income Taxes”, of Notes to Consolidated Financial Statements. A key assumption in the determination of our book tax (provision) credit is the amount of the valuation allowance required to reduce the related deferred tax assets. A valuation allowance reduces the deferred tax assets to a level which will, more likely than not, be realized. Whether the deferred tax assets will be realized depends on the generation of future taxable income during the periods in which the deferred tax asset become deductible. The net deferred tax assets reflect management’s estimate of the amount which will, more likely than not, reduce future taxable income.

As of December 31, 2002, management believed that a valuation allowance was required to reduce the deferred tax assets, primarily relating to certain net operating loss carryforwards (“NOLs”), for the following reasons:

•	Although we had generated approximately $75 million of pretax profits during the three-year period ended December 31, 2002, the construction business, in general, and our future operating performance is difficult to predict. This is illustrated by our cumulative pretax loss of $164 million during the five- year period immediately preceding the three-year period referred to above.

•	A substantial amount of profitable new work is required in order for the utilization of the NOLs to be evaluated as “more likely than not.”

•	Our backlog of work on hand had been trending down since December 31, 2000.

•	An adverse outcome on one or more of the legal matters discussed in Note 2 of Notes to Consolidated Financial Statements could have a significant impact on our ability to utilize the NOLs and, depending upon the magnitude, could create additional NOLs.

•	Finally, we believed that the use of the NOLs might be limited by Internal Revenue Service Code Section 382, or Section 382, based on future changes in ownership not within our control following our equity recapitalization in March 2000. We believed that this issue would be resolved with the passage of the three year testing period in March 2003.

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

Defined Benefit Retirement Plan – The status of our defined benefit pension plan obligations, related plan assets and cost is presented in Note 7 of Notes to Consolidated Financial Statements entitled “Employee Benefit Plans”. Plan obligations and annual pension expense are determined by actuaries using a number of key assumptions which include, among other things, the discount rate, the estimated future return on plan assets and the anticipated rate of future salary increases. The discount rate of 6.25% used for purposes of computing the 2004 annual pension expense was determined at the beginning of the calendar year based on high-quality corporate bond yields as of that date. We plan to lower the discount rate used for computing the 2005 annual pension expense to 5.75% due to a decline in high-quality corporate bond yields as of the end of 2004.

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

The plans’ accumulated benefit obligation exceeded the fair value of plan assets on December 31, 2004, 2003 and 2002 in amounts greater than the accrued pension liability previously recorded. Accordingly, we increased our accrual by $5.0 million in 2004, $4.4 million in 2003 and $13.7 million in 2002 with the offset to accumulated other comprehensive loss, a reduction of stockholders’ equity.

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

Results of Operations –

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

	Revenues for the Year Ended December 31,		Increase (Decrease)	% Change
	2004	2003
	(In millions)
Building	$1,298.8	$898.2	$400.6	44.6%
Civil	138.1	176.9	(38.8)	(21.9)%
Management Services	405.4	299.0	106.4	35.6%

Total	$1,842.3	$1,374.1	$468.2	34.1%

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

	Income from Construction Operations for the Year Ended December 31,		Increase (Decrease)	% Change
	2004	2003
	(In millions)
Building	$25.2	$12.4	$12.8	103.2%
Civil	5.5	3.2	2.3	71.9%
Management Services	29.9	23.7	6.2	26.2%

Subtotal	$60.6	$39.3	$21.3	54.2%

Less: Corporate	(10.3)	(8.8)	1.5	(17.0)%

Total	$50.3	$30.5	$19.8	64.9%

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

	Year Ended December 31,
	2004	2003
	(In thousands, except per share data)
Reported net income	$36,007	$44,018
Plus: Provision (credit) for income taxes	8,919	(13,096)

Income before income taxes	44,926	30,922
Provision for income taxes assuming 38% effective rate	17,071	11,750

Pro forma net income	27,855	19,172
Less: Dividends accrued on Preferred Stock assuming the tender offer took place prior to January 1, 2003	(1,188)	(1,188)

Pro forma total available for common stockholders	$26,667	$17,984

Pro forma basic earnings per common share	$1.12	$0.79

Pro forma diluted earnings per common share	$1.06	$0.76

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

	Revenues for the Year Ended December 31,		Increase (Decrease)	% Change
	2003	2002
	(In millions)
Building	$898.2	$631.9	$266.3	42.1%
Civil	176.9	312.5	(135.6)	(43.4)%
Management Services	299.0	140.6	158.4	112.7%

Total	$1,374.1	$1,085.0	$289.1	26.6%

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

	Income from Construction Operations for the Year Ended December 31,		Increase (Decrease)	% Change
	2003	2002
	(In millions)
Building	$12.4	$14.5	$(2.1)	(14.5)%
Civil	3.2	6.4	(3.2)	(50.0)%
Management Services	23.7	11.7	12.0	102.6%

Subtotal	$39.3	$32.6	$6.7	20.6%

Less: Corporate	(8.8)	(6.7)	2.1	31.3%

Total	$30.5	$25.9	$4.6	17.8%

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

	Year Ended December 31,
	2003	2002
	(In thousands, except per share data)
Reported net income	$44,018	$23,074
Plus: Provision (credit) for income taxes	(13,096)	801

Income before income taxes	30,922	23,875
Provision for income taxes assuming 38% effective rate	11,750	9,072

Pro forma net income	19,172	14,803

Less: Dividends accrued on Preferred Stock assuming the tender offer took place prior to January 1, 2002	(1,188)	(1,188)

Pro forma total available for common stockholders	$17,984	$13,615

Pro forma basic earnings per common share	$0.79	$0.60

Pro forma diluted earnings per common share	$0.76	$0.59

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

A summary of cash flows for each of the years ended December 31, 2004, 2003 and 2002 is set forth below:

	Year Ended December 31,
	2004	2003	2002
	(In millions)
Cash flows from:
Operating activities	$59.8	$42.6	$(3.6)
Investing activities	(1.9)	(7.9)	(0.6)
Financing activities	10.6	(13.9)	(5.3)

Net increase (decrease) in cash	$68.5	$20.8	$(9.5)
Cash at beginning of year	67.8	47.0	56.5

Cash at end of year	$136.3	$67.8	$47.0

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

The terms of our credit facility require us to meet certain financial covenants, including:

•	a minimum working capital ratio of current assets over current liabilities equal to 1.20:1;

•	a minimum tangible net worth equal to $62 million plus, commencing with our fiscal quarter ended December 31, 2001, 50% of our consolidated net income for each consecutive two fiscal quarters ended on June 30 and December 31 of each year;

•	a minimum fixed charge coverage ratio of consolidated EBITDA over covered charges (which includes interest expense and current period dividends on our preferred stock) equal to 1.50:1 for four consecutive fiscal quarters; and

•	minimum operating profit levels of at least $25 million in the aggregate for four consecutive fiscal quarters through December 31, 2004 and at least $27.5 million in the aggregate for four consecutive fiscal quarters as of March 31, 2005.

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

Contractual Obligations

Our outstanding contractual obligations as of December 31, 2004 are summarized in the following table:

	Payments Due by Period
	(In thousands)
	Total		Less Than 1 Year	1-3 Years		3-5 Years		More Than 5 Years
Total debt, excluding interest	$9,367	(a)	$759	$1,028		$2,021		$5,559
Operating leases, net	9,867		3,706	4,256		1,815		90
Purchase obligations	730		730	—		—		—
Other long-term liabilities:
Accrued dividends on $21.25 Preferred Stock	10,993		—	—		—		10,993	(b)
Employee benefit related liabilities	2,080		157	314		314		1,295
Minimum pension liability adjustments	29,738		6,000	12,000	(c)	11,738	(c)	—
Tutor-Saliba management agreement	800		800	—		—		—

Total contractual obligations	$63,575		$12,152	$17,598		$15,888		$17,937

(a)	Includes capital leases in the amount of $944.

(b)	Assumes current policy described below under “Dividends — $21.25 Preferred Stock” does not change during the 5-year period.
(c)	Assumes annual pension fund contributions equal to the contribution amount anticipated in 2005.

Management believes that cash generated from operations and existing credit lines should be adequate to meet our funding requirements for at least the next twelve months including the acquisition of Cherry Hill Construction, Inc. in January, 2005 for approximately $20.0 million in cash and the potential settlement of the class action lawsuit filed by the holders of the $21.25 Preferred Stock.

Stockholders’ Equity

Our book value per common share was $6.34 at December 31, 2004, compared to $4.65 at December 31, 2003, and $2.72 at December 31, 2002. The major factors impacting stockholders’ equity during the three year period were the net income recorded in all three years, the funding of our tender offer ($11.3 million) completed in June 2003, including the reversal of dividends ($7.3 million) previously accrued related to the Preferred Stock tendered, preferred stock dividends accrued, and common stock options exercised. Also, we were required to recognize an additional minimum pension liability, net of tax, of approximately $3.1 million in 2004, $4.4 million in 2003, $13.7 million in 2002 and $5.9 million in 2001 in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” which resulted in an aggregate $27.1 million Accumulated Other Comprehensive Loss deduction in stockholders’ equity. (See Note 7 of Notes to Consolidated Financial Statements.) Adjustments to the amount of this additional minimum pension liability will be recorded in future years based upon periodic re-evaluation of the funded status of our pension plans.

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

Our Board of Directors has not decided that our working capital and other conditions warrant the resumption of payment of the regular dividend or any of the dividends in arrears on the $21.25 Preferred Stock. We do not have any plans or target date for resuming the dividend, given the following circumstances:

•	A strong working capital position provides us with the option of performing large projects without a joint venture partner or to assume the sponsoring partner position resulting in a larger proportionate interest and a greater share of joint venture profits.

•	A significant amount of working capital is dedicated to the funding requirements of our construction backlog, including collection of receivables and the resolution of unapproved change orders and contract claims, and to obtaining surety bonds required by our business.

•	We are pursuing a strategy of expanding our construction business internally and through acquisitions, both of which will likely require additional capital. In January 2005, we completed the acquisition of Cherry Hill Construction Co., Inc. for $20 million. In January 2003, we completed the acquisition of Cummings for $20 million.

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

New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant date fair value of those awards (with limited exceptions). In addition, SFAS 123R requires that the excess tax benefits related to stock compensation be reported as a financing cash inflow rather than a reduction of taxes paid in cash flow from operations. SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. We expect to adopt SFAS No. 123R using the modified prospective application method. We adopted SFAS No. 123 effective January 1, 2004. We believe that the adoption of the provisions of SFAS No. 123R will not have a material impact on our consolidated financial position or results of operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perini Corporation
(Registrant)

Dated: March 15, 2005	By:	/s/ Michael E. Ciskey
Michael E. Ciskey
Vice President and Chief Financial Officer

Exhibit Index

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Act of 1934 and are referred to and incorporated herein by reference to such filings.

Exhibit 3.	Articles of Incorporation and By-laws

	3.1	Restated Articles of Organization (incorporated by reference to Exhibit 4 to Form S-2 (File No. 33-28401) filed on April 28, 1989).

	3.2	Articles of Amendment to the Restated Articles of Organization of the Perini Corporation (incorporated by reference to Exhibit 3.2 to Form S-1 (File No. 333- 111338) filed on December 19, 2003).

	3.3	Articles of Amendment to the Articles of Organization of Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 12, 2000).

	3.4	Amended and Restated Bylaws of Perini Corporation (incorporated by reference to Exhibit 3.2 of Form 8-K (File No. 001-06314) filed on February 14, 1997).

	3.5	Amendment No. 1 to the Amended and Restated Bylaws of Perini Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed on April 12, 2000).

Exhibit 4.	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Certificate of Vote of Directors Establishing a Series of a Class of Stock determining the relative rights and preferences of the $21.25 Convertible Exchangeable Preferred Stock (incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-2 (File No. 33-14434) filed on June 19, 1987).

	4.2	Certificate of Vote of Directors Establishing a Series of a Class of Stock determining the relative rights and preferences of the Series A Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 4.2 to Form S-1 (File No. 333-111338) filed on December 19, 2003).

	4.3	Certificate of Vote of Directors Establishing a Series of a Class of Stock determining the relative rights and preferences of the Series B Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 4.8 of Form 8-K (File No. 001-06314) filed on February 14, 1997).

	4.4	Form of Deposit Agreement, including form of Depositary Receipt (incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-2 (File no. 33-14434) filed on June 19, 1987).

Exhibit Index

(Continued)

4.5	Form of Indenture with respect to the 8 1/2% Convertible Subordinated Debentures Due June 15, 2012, including form of Debenture (incorporated by reference to Exhibit 4(c) to the Registration Statement on Form S-2 (File No. 33-14434) filed on June 19, 1987).

4.6	Shareholder Rights Agreement dated as of September 23, 1988, as amended and restated as of May 17, 1990, as amended and restated as of January 17, 1997, between Perini Corporation and State Street Bank and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Registration Statement on Form 8-A/A (File No. 001-06314) filed on January 29, 1997).

4.7	Amendment dated March 29, 2000 to the Shareholder Rights Agreement (incorporated by reference to Exhibit 4.3 to Form 8-K filed on April 12, 2000).

4.8	Exchange Agreement by and between Perini Corporation and The Union Labor Life Insurance Company, acting on behalf of its Separate Account P, dated as of February 7, 2000 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 12, 2000).

4.9	Exchange Agreement by and between Perini Corporation and PB Capital Partners, L.P., dated as of February 14, 2000 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 12, 2000).

4.10	Exchange Agreement by and between Perini Corporation and The Common Fund for Non-Profit Organizations, dated as of February 14, 2000 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 12, 2000).

4.11	Registration Rights Agreement by and among Perini Corporation, Tutor-Saliba Corporation, Ronald N. Tutor, O&G Industries, Inc. and National Union Fire Insurance Company of Pittsburgh, Pa., BLUM Capital Partners, L.P., PB Capital Partners, L.P., The Common Fund for Non-Profit Organizations, and the Union Labor Life Insurance Company, acting on behalf of its Separate Account P, dated as of March 29, 2000 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 12, 2000).

4.12	Shareholders’ Agreement by and among Perini Corporation, Tutor-Saliba Corporation, Ronald N. Tutor, O&G Industries, Inc. and National Union Fire Insurance Company of Pittsburgh, Pa., BLUM Capital Partners, L.P., PB Capital Partners, L.P., The Common Fund for Non-Profit Organizations, and The Union Labor Life Insurance Company, acting on behalf of its Separate Account P, dated as of March 29, 2000 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on April 12, 2000).

4.13	Form of Warrant to purchase an aggregate of 420,000 shares of common stock of Perini Corporation dated January 17, 1997 issued to former lenders of Perini Corporation (incorporated by reference to Exhibit 4.13 to Form S-1 (File No. 333- 111338) filed on December 19, 2003).

Exhibit Index

(Continued)

	4.14	Letter Agreement by and among Perini Corporation, BLUM Capital Partners, L.P., PB Capital Partners, L.P. and The Common Fund for Non-Profit Organizations, dated as of December 1, 2003 (incorporated by reference to Exhibit 4.14 to Form S-1 (File No. 333-111338) filed on December 19, 2003).

	4.15	Warrantholders Rights Agreement by and among Perini Corporation and the former Lenders of Perini Corporation, dated January 17, 1997 (incorporated by reference to Exhibit 4.15 to Amendment No. 2 to Form S-1 (File No. 333-111338) filed on March 8, 2004).

	4.16	Securityholders Agreement by and among Perini Corporation, PB Capital Partners, L.P., The Union Labor Life Insurance Company Separate Account P, The Common Fund for Non-Profit Organizations, for the Account of its Equity Fund and the Initial Warrantholders (as defined therein), dated as of January 17, 1997 (incorporated by reference to Exhibit 4.16 to Amendment No. 4 to Form S-1 (File No. 333-111338) filed on April 8, 2004).

	4.17	Amendment No. 2 dated September 28, 2004 to the Shareholder Rights Agreement (incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 28, 2004).

Exhibit 10.	Material Contracts

	10.1	Perini Corporation Amended and Restated (2004) General Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to Form S-1 (File No. 333-111338) filed on March 8, 2004).

	10.2	Perini Corporation Amended and Restated (2004) Construction Business Unit Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to Form S-1 (File No. 333-111338) filed on March 8, 2004).

	10.3	Management Agreement dated as of January 17, 1997 by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation (incorporated by reference to Exhibit 10.16 to Perini Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).

	10.4	Amendment No. 1 dated as of December 23, 1998 to the Management Agreement by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation (incorporated by reference to Exhibit 10.4 to Form S-1 (File No. 333-111338) filed on December 19, 2003).

	10.5	Amendment No. 2 dated as of December 31, 1999 to the Management Agreement by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation (incorporated by reference to Exhibit 10.31 to Perini Corporation’s. Quarterly Report on Form 10-Q for the period ended March 31, 2000 filed on May 9, 2000).

Exhibit Index

(Continued)

10.6	Amendment No. 3 dated as of December 31, 2000 to the Management Agreement by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation. (incorporated by reference to Exhibit 10.6 to Form S-1 (File No. 333-111338) filed on December 19, 2003).

10.7	Amendment No. 4 dated as of December 31, 2001 to the Management Agreement by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation (incorporated by reference to Exhibit 10.36 to Perini Corporation’s. Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).

10.8	Amendment No. 5 dated as of December 31, 2002 to the Management Agreement by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation (incorporated by reference to Exhibit 10.8 to Form S-1 (File No. 333-111338) filed on December 19, 2003).

10.9	1982 Stock Option and Long Term Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 to Form S-1 (File No. 333-111338) filed on December 19, 2003).

10.10	Special Equity Incentive Plan (incorporated by reference to Exhibit A to Perini Corporation’s Proxy Statement for the Annual Meeting of Stockholders dated April 19, 2000).

10.11	Perini Corporation 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit D to Perini Corporation’s Proxy Statement for the Annual Meeting of Stockholders dated April 20, 2004).

10.12	Promissory Note dated as of September 6, 2000 by and among Mt. Wayte Realty, LLC (a wholly-owned subsidiary of Perini Corporation) and The Manufacturers Life Insurance Company (U.S.A.) (incorporated by reference to Exhibit 10.34 to Perini Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2000 filed on November 6, 2000).

10.13	Credit Agreement dated January 23, 2002 among Perini Corporation, Fleet National Bank, as Administrative Agent, Fleet National Bank, as Arranger, and the Lenders Party Hereto (incorporated by reference to Exhibit 10.35 to Perini Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 21, 2002).

10.14	Employment Agreement dated January 23, 2003 by and among the Company, James A. Cummings, Inc. and James A. Cummings (incorporated by reference to Exhibit 10.38 to Perini Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).

Exhibit Index

(Continued)

10.15	First Amendment and Waiver dated February 14, 2003 to Credit Agreement among Perini Corporation, Fleet National Bank, as Administrative Agent, and the Lenders (incorporated by reference to Exhibit 10.39 to Perini Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).

10.16	Second Amendment dated November 5, 2003 to Credit Agreement among Perini Corporation, Fleet National Bank, as Administrative Agent, and the Lenders (incorporated by reference to Exhibit 10.17 to Form S-1 (File No. 333-111338) filed on December 19, 2003).

10.17	Amendment No. 6 dated as of January 1, 2004 to the Management Agreement by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Form S-1 (File No. 333-111338) filed on February 10, 2004).

10.18	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Form S-1 (File No. 333-111338) filed on February 10, 2004).

10.19	Third Amendment dated January 31, 2004 to Credit Agreement among Perini Corporation, Fleet National Bank, as Administrative Agent, and the Lenders (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to Form S-1 (File No. 333-111338) filed on March 8, 2004).

10.20	Fourth Amendment and Waiver dated August 25, 2004 to Credit Agreement among Perini Corporation, Fleet National Bank, as Administrative Agent, and the Lenders (incorporated by reference to Exhibit 10.1 to Perini Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 filed on November 5, 2004).

10.21	Amendment No. 7 dated as of September 15, 2004 to the Management Agreement by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation (incorporated by reference to Exhibit 10.2 to Perini Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 filed on November 5, 2004).

10.22	Amendment No. 8 dated as of December 15, 2004 to the Management Agreement by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 16, 2004).

10.23	Retention Incentive Agreement dated as of December 15, 2004 between the Company and Ronald N. Tutor (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 16, 2004).

10.24*	Form of Restricted Stock Unit Award Agreement under the Perini Corporation 2004 Stock Option and Incentive Plan.

Exhibit Index

(Continued)

Exhibit 21.*	Subsidiaries of Perini Corporation.

Exhibit 23.*	Consent of Independent Registered Public Accounting Firm.

Exhibit 24.*	Power of Attorney.

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as an exhibit to the initial filing of Perini Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 4, 2005.