Form 10-Q
period 2005-03-31
PERINI CORP
filed 2005-05-06
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X     No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X    No ___

The number of shares of Common Stock, $1.00 par value per share, of registrant outstanding at May 2, 2005 was 25,317,928.

                                          PERINI CORPORATION & SUBSIDIARIES

                                                        INDEX

                                                                                                        Page Number
Part I. -      Financial Information:

               Item 1.    Financial Statements (Unaudited)

                          Consolidated Condensed Balance Sheets-                                             3
                          March 31, 2005 and December 31, 2004

                          Consolidated Condensed Statements of Income -                                      4
                          Three Months ended March 31, 2005 and 2004

                          Consolidated Condensed Statements of Cash Flows  -                                 5
                          Three Months ended March 31, 2005 and 2004

                          Notes to Consolidated Condensed Financial Statements                               6 - 16

               Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                          Operations                                                                        17 - 23

               Item 3.    Quantitative and Qualitative Disclosures About Market Risk                         24

               Item 4.    Controls and Procedures                                                            24

Part II. -     Other Information:

               Item 1.     Legal Proceedings                                                                 25

               Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                       26

               Item 3.     Defaults Upon Senior Securities                                                   26

               Item 4.     Submission of Matters to a Vote of Security Holders                               26

               Item 5.     Other Information                                                                 27

               Item 6.     Exhibits                                                                          27

               Signatures                                                                                    28

Part I. – Financial Information

Item 1. Financial Statements (Unaudited)

                                           PERINI CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                                    MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004
                                                     (In Thousands)

                                          ASSETS                                              MARCH 31,        DEC. 31,
                                                                                                2005            2004
                                                                                            -------------  ---------------

Cash and Cash Equivalents (Note 3)                                                             $  86,476        $ 136,305
Accounts Receivable, including retainage                                                         374,998          372,909
Unbilled Work                                                                                    103,104           90,280
Deferred Tax Asset                                                                                 2,481            4,110
Other Current Assets                                                                               7,798            4,112
                                                                                            -------------  ---------------
     Total Current Assets                                                                      $ 574,857        $ 607,716
                                                                                            -------------  ---------------

Property and Equipment, less Accumulated Depreciation of $23,337 in 2005 and
$21,286 in 2004                                                                                $  49,099        $  17,486
                                                                                            -------------  ---------------

Goodwill                                                                                       $  12,678        $  12,678
                                                                                            -------------  ---------------

Other Assets                                                                                   $  11,941        $  16,385
                                                                                            -------------  ---------------

                                                                                               $ 648,575        $ 654,265
                                                                                            =============  ===============
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Maturities of Long-term Debt                                                           $   8,941        $     759
Accounts Payable, including retainage                                                            316,591          344,684
Deferred Contract Revenue                                                                         51,228           57,111
Accrued Expenses                                                                                  30,282           27,133
                                                                                            -------------  ---------------
     Total Current Liabilities                                                                 $ 407,042        $ 429,687
                                                                                            -------------  ---------------

Long-term Debt, less current maturities included above                                         $  18,457        $   8,608
                                                                                            -------------  ---------------

Other Long-term Liabilities (Note 8)                                                           $  42,259        $  41,936
                                                                                            -------------  ---------------

Contingencies and Commitments (Note 5)

Stockholders' Equity:
  Preferred Stock                                                                              $      56        $      56
  Series A Junior Participating Preferred Stock                                                        -                -
  Stock Purchase Warrants                                                                            461              965
  Common Stock                                                                                    25,318           25,233
  Additional Paid-in Capital                                                                     112,007          110,058
  Retained Earnings                                                                               70,079           64,826
                                                                                            -------------  ---------------
                                                                                               $ 207,921        $ 201,138
  Accumulated Other Comprehensive Loss                                                           (27,104)         (27,104)
                                                                                            -------------  ---------------
     Total Stockholders' Equity                                                                $ 180,817        $ 174,034
                                                                                            -------------  ---------------

                                                                                               $ 648,575        $ 654,265
                                                                                            =============  ===============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                     PERINI CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                              FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                      (In Thousands, Except Share Data)

                                                                                              THREE MONTHS
                                                                                             ENDED MARCH 31,
                                                                                      ------------------------------
                                                                                          2005             2004
                                                                                      -------------    -------------

Revenues (Note 9)                                                                        $ 371,553        $ 480,304

Cost of Operations                                                                         348,823          456,776
                                                                                      -------------    -------------

Gross Profit                                                                            $   22,730       $   23,528

General and Administrative Expenses                                                         13,333            9,743
                                                                                      -------------    -------------

INCOME FROM CONSTRUCTION OPERATIONS (Note 9)                                            $    9,397       $   13,785

Other Expense, Net                                                                           (143)          (1,844)

Interest Expense                                                                             (374)            (191)
                                                                                     -------------    -------------

Income before Income Taxes                                                              $    8,880       $   11,750

Provision for Income Taxes (Note 6)                                                         (3,330)            (529)
                                                                                      -------------    -------------

NET INCOME                                                                              $    5,550       $   11,221
                                                                                      =============    =============

Less:  Accrued Dividends on $21.25 Preferred Stock (Note 8)                                   (297)            (297)
                                                                                      -------------    -------------

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS                                            $    5,253       $   10,924
                                                                                      =============    =============

BASIC EARNINGS PER COMMON SHARE (Note 7)                                                $     0.21       $     0.47
                                                                                      =============    =============

DILUTED EARNINGS PER COMMON SHARE (Note 7)                                              $     0.20       $     0.44
                                                                                      =============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 7):

  BASIC                                                                                 25,286,711       23,013,933
  Effect of Dilutive Stock Options, Warrants and Restricted Stock Units Outstanding        750,199        1,879,391
                                                                                      -------------    -------------
  DILUTED                                                                               26,036,910       24,893,324
                                                                                      -------------    -------------

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                       PERINI CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                                 (In Thousands)

                                                                                             THREE MONTHS
                                                                                            ENDED MARCH 31,
                                                                                      ----------------------------
                                                                                         2005            2004
                                                                                      ------------   -------------

Cash Flows from Operating Activities:
  Net income                                                                            $   5,550       $  11,221
  Adjustments to reconcile net income to net cash from operating activities:
       Depreciation and amortization                                                        2,660           1,720
       Restricted stock compensation expense                                                1,217               -
       Income tax benefit from stock options exercised                                        160               -
       Deferred income taxes                                                                1,137            (230)
       Gain on sale of equipment                                                             (271)             (5)
       Gain on sale of marketable securities                                                 (427)              -
       Unrealized loss on marketable securities                                               478               -
       Other non-cash items, net                                                               99              38
       Cash used by changes in components of working capital other
         than cash, current maturities of long-term debt and deferred tax asset           (37,191)        (44,093)
                                                                                      ------------   -------------

    NET CASH USED BY OPERATING ACTIVITIES                                               $ (26,588)      $ (31,349)
                                                                                      ------------   -------------

Cash Flows from Investing Activities:
  Acquisition of Cherry Hill Construction, Inc., net of cash balance acquired (Note 4)  $ (19,970)      $       -
  Acquisition of property and equipment                                                    (1,854)         (1,651)
  Proceeds from sale of property and equipment                                                405              31
  Proceeds from sale of marketable securities                                               3,819               -
  Proceeds from (investment in) other investing activities                                     (8)            185
                                                                                      ------------   -------------

    NET CASH USED BY INVESTING ACTIVITIES                                               $ (17,608)      $  (1,435)
                                                                                      ------------   -------------

Cash Flows from Financing Activities:
  Proceeds from long-term debt                                                          $       -       $  12,902
  Reduction of long-term debt                                                              (5,751)           (122)
  Proceeds from exercise of common stock options and stock purchase warrants                  153           1,398
  Expenditure for stock registration                                                          (35)           (485)
                                                                                      ------------   -------------

    NET CASH (USED BY) PROVIDED FROM FINANCING ACTIVITIES                               $  (5,633)      $  13,693
                                                                                      ------------   -------------

Net Decrease in Cash                                                                    $ (49,829)      $ (19,091)
Cash at Beginning of Year                                                                 136,305          67,823
                                                                                      ------------   -------------

Cash at End of Period                                                                   $  86,476       $  48,732
                                                                                      ============   =============

Supplemental Disclosure of Cash Paid During the Period For:
  Interest                                                                              $     374       $     190
                                                                                      ============   =============
  Income taxes                                                                          $      55       $     399
                                                                                      ============   =============

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation
The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004. In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2005 and December 31, 2004, results of operations for the three months ended March 31, 2005 and 2004, and cash flows for the three months ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005 because the Company’s results are primarily generated from a limited number of significant active construction contracts. Therefore, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

(2) Significant Accounting Policies
The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note (1) to such financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company has made no significant change in these policies during 2005.

(3) Cash and Cash Equivalents
Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

Cash and cash equivalents as reported in the accompanying Consolidated Condensed Balance Sheets consist of amounts held by the Company that are available for general corporate purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses. Cash held by construction joint ventures is distributed from time to time to the Company and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by the Company from its construction joint ventures are then available for general corporate purposes. At March 31, 2005 and December 31, 2004, cash and cash equivalents consisted of the following (in thousands):

                                                                 March 31,          Dec. 31,
                                                                   2005              2004
                                                               -------------    ---------------

Corporate cash and cash equivalents (available
  for general corporate purposes)                                $  38,506         $  81,024

Company's share of joint venture cash and
  cash equivalents (available only for joint venture
  purposes, including future distributions)                         47,970            55,281
                                                               -------------    ---------------
                                                                 $  86,476         $ 136,305
                                                               =============    ===============

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(4) Acquisition of Cherry Hill Construction, Inc.
On January 21, 2005, the Company completed the acquisition of 100% of the outstanding capital stock of Cherry Hill Construction, Inc. (“Cherry Hill”), a privately held construction company based in Jessup, Maryland, for approximately $22 million in cash. Cherry Hill is an established civil contractor operating in the Mid-Atlantic and Southeast regions specializing in excavation, foundations, paving and construction of civil infrastructure. The acquisition is effective as of January 1, 2005 and, accordingly, Cherry Hill’s financial results are included in the Company’s consolidated results of operations and financial position beginning in the first quarter of 2005.

The transaction was accounted for using the purchase method of accounting as required by FASB Statement No. 141, “Business Combinations”. The cost to acquire Cherry Hill, which consists of $22 million cash consideration referred to above and $400,000 of estimated other direct acquisition costs, was less than the estimated fair value of the assets acquired less the liabilities assumed. The resulting excess of the fair value of acquired net assets over cost was generally allocated as a pro rata reduction of the estimated fair value of the non-current assets acquired in accordance with SFAS No. 141. The purchase price allocation is preliminary and a determination of required purchase accounting adjustments will be made based on finalization of the analysis of the fair value of assets acquired and liabilities assumed. The following table summarizes the initial estimated fair value of the assets acquired and liabilities assumed as of January 1, 2005 after the allocation described above (in thousands):

          Current assets                                            $  46,920
          Property and equipment, net                                  32,400
          Other long-term assets                                          376
          Intangible assets                                               545
                                                                  ------------
          Total assets acquired                                     $  80,241
          Current liabilities                                         (39,604)
          Long-term debt                                              (12,167)
          Long-term deferred tax liabilities                           (6,023)
                                                                  ------------

         Total Acquisition Costs                                    $ 22,447
                                                                  ============

The amount assigned to intangible assets primarily represents the Company's estimate of the fair value of contract backlog acquired as of January 1, 2005 and was based on an independent appraisal. The intangible assets will be amortized using the straight-line method over an approximate 2.5-year period, based on the estimated durations of the contracts acquired.

Since the acquisition was effective as of January 1, 2005, the Company's actual 2005 year to date results include Cherry Hill for the total period. Therefore, the following pro forma financial information is only presented for the comparative three month period ended March 31, 2004 (in thousands, except per share data):

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(4) Acquisition of Cherry Hill Construction, Inc. (continued)

                                                     Three Months Ended
                                                        March 31, 2004
                                               ------------------------------
                                                    Actual       Pro forma
                                               -------------   --------------

     Revenues                                     $ 480,304        $ 518,463
     Gross profit                                 $  23,528        $  27,980
     Net income                                   $  11,221        $  11,929

     Basic earnings per common share              $    0.47        $    0.51
     Diluted earnings per common share            $    0.44        $    0.47

The pro forma results have been prepared for comparative purposes only and include certain adjustments such as increased interest expense on acquisition debt and additional amortization expenses related to intangible assets arising from the acquisition. The pro forma results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisition been in effect on January 1, 2004 or of future results.

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
Claim Act against TSP to the trial court for further proceedings, including a new trial. The LAMTA thereafter petitioned the Court of Appeal for rehearing; said petition was denied. The LAMTA then filed a petition for review by the California Supreme Court. That petition is pending.

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

On or about May 24, 2004, the Court granted substantial portions of the defendants' motion to dismiss the plaintiffs' second amended complaint with leave to amend certain causes of action. On June 21, 2004, the plaintiffs filed their third amended complaint. In the third amended complaint, the plaintiffs allege, among other things, various overcharges, bidding violations, violations of minority contracting regulations, civil fraud, violation of the California False Claims and Unfair Competition Acts and breach of contract. In addition, the plaintiffs allege that the defendants have violated the United States Racketeer Influenced Corrupt Organizations Act ("RICO"). The plaintiffs have asserted approximately $45 million in actual damages against the Joint Venture and each of its partners as well as substantial liquidated damages, treble damages, punitive and exemplary damages, various civil penalties and a declaration that Tutor-Saliba and the Joint Venture are irresponsible bidders.

The defendants filed a Motion to Dismiss the Third Amended Complaint in August, 2004. Recently, the Court ruled on the Motion To Dismiss, granting it in part, and denying it in part. Specifically, the Court dismissed one of the two bases Plaintiffs' alleged to establish a RICO action; the breach of contract claim against Tutor-Saliba and the Joint Venture for their alleged violations of minority contracting regulations; and the request that the Court declare Tutor-Saliba and the Joint Venture to be irresponsible bidders.

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

On December 3, 2004, the Arbitrators dismissed RPJV's claims for general delay damages, and general conditions, its claim for damages under cardinal change theory and the claim amount of a subcontractor. RPJV's remaining claims are for $46.7 million.

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

The DRB has also ruled on a binding basis that PKC is entitled to two additional compensation awards totaling $17.1 million for impacts and inefficiencies caused by MHD to certain of PKC's work. PKC has filed applications in these actions in the Massachusetts Superior Court seeking to confirm the awards, and MHD has filed applications to vacate these awards. PKC is awaiting a decision from the Court on these cross-motions, which were argued in February 2005.

Under the Dispute Resolution Rules of the contract, either party may periodically terminate the services of some or all of the DRB members, provided that members who are removed under this provision will remain on the DRB through the completion of any then pending claims. The MHD removed the "Second DRB" members under this provision, although those members have continued to hear claims that were pending when it was terminated. Replacement ("Third") DRB members have been agreed upon. Proceedings before the Second and Third DRBs were postponed pending completion of the negotiation and mediation discussed below.

The pending claims yet to be decided by the Second DRB on a binding basis have an anticipated value of $120.9 million. The remaining claims to be decided by the Third DRB on a binding basis have an anticipated value of $18.4 million.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(5) Contingencies and Commitments (continued)

(e) Perini/Kiewit/Cashman Joint Venture-Central Artery/Tunnel Project Matter (continued)
The mediation agreement has been terminated, and the hearings before the Second DRB, Third DRB, and the courts have resumed. The MHD asserted that the mediation/negotiation agreement terminated all authority of the Second DRB to hear pending claims and transferred those claims to the Third DRB, but the court ruled that the agreement did not have that effect, and ordered that proceedings before the Second DRB are to proceed. The MHD also refuses to pay the Second DRB for its services, and it contends that PKC may not pay MHD's share of those expenses. This issue may be the subject of further litigation.

Management has made an estimate of the total anticipated cost recovery on this project and it is included in revenue recorded to date. To the extent new facts become known or the final cost recovery included in the claim settlement varies from this estimate, the impact of the change will be reflected in the financial statements at that time.

On August 14, 2002, the Massachusetts Attorney General's office, pursuant to its authority under the Massachusetts False Claims Act, served a Civil Investigative Demand ("CID") on Perini and the other joint venture partners. The CID sought the production of certain construction claims documentation in connection with the Central Artery/Tunnel Contract No. C11A1. In September 2004, the Attorney General's office presented a list of items that it believed constitute possible false claims. PKC made a responsive presentation to the Attorney General's office in January 2005. PKC vigorously denies that it submitted any false claims and is cooperating with the Attorney General's office in the ongoing investigation.

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

On November 30, 2004, Perini announced that the parties had reached an agreement for settlement of the Action. Under the terms of the settlement, Perini would purchase all of the Depositary Shares submitted in the settlement for consideration per share of $19.00 in cash and one share of Perini common stock. The named plaintiffs have agreed to support the settlement. On April 19, 2005, the District Court of Massachusetts conditionally certified a class of holders of Depositary Shares for purposes of settlement only. A hearing is scheduled for August 8, 2005 to seek Court approval of the settlement. The Court instructed that, starting on May 16, 2005, notice and a claim form should be sent to identifiable holders of Depositary Shares.

As of March 31, 2005, there were 559,273 Depositary Shares outstanding. In the event that fewer than 200,000 Depositary Shares are submitted in the settlement, Perini may terminate the settlement agreement and the parties will revert to their previous positions in the litigation. The proposed settlement remains subject to approval of the Court. Frederick Doppelt will resign from his position as a director of Perini upon Court approval of the settlement.

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

(6) Provision For Income Taxes
The provision for income taxes reflects a lower-than-normal tax rate in 2004 due to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations.

(7) Earnings per Common Share
Basic earnings per common share was computed by dividing net income less dividends accrued on the $21.25 Preferred Stock during the period (see Note 8) by the weighted average number of common shares outstanding. Diluted earnings per common share was similarly computed after giving consideration to the dilutive effect of stock options, warrants and restricted stock units outstanding on the weighted average number of common shares outstanding.

There were no options or stock purchase warrants whose exercise price exceeded the average market price of the Common Stock at March 31, 2005 and 2004. The effect of the assumed conversion of the Company's outstanding $21.25 Preferred Stock into Common Stock was antidilutive for both periods presented.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(8) Dividends
(a) Common Stock
There were no cash dividends declared or paid on the Company's outstanding Common Stock during the periods presented in the consolidated condensed financial statements included herein.

(b) $21.25 Preferred Stock
The covenants of the Company's prior credit agreements required the Company to suspend the payment of quarterly dividends on its $21.25 Preferred Stock until certain financial criteria were met. While quarterly dividends on the $21.25 Preferred Stock have not been paid since 1995, they have been fully accrued due to the "cumulative" feature of the $21.25 Preferred Stock. Accordingly, the aggregate amount of dividends in arrears at March 31, 2005 is approximately $11.3 million, which represents approximately $201.88 per share of $21.25 Preferred Stock or approximately $20.19 per Depositary Share and is included in "Other Long-term Liabilities" in the Consolidated Condensed Balance Sheets. Under the terms of the $21.25 Preferred Stock, the holders of Depositary Shares are entitled to elect two additional Directors when dividends have been deferred for more than six quarters, and they did so at each of the last seven annual meetings of stockholders.

(9) Business Segments
The following tables set forth certain business segment information relating to the Company's operations for the three months ended March 31, 2005 and 2004 (in thousands):

Three months ended March 31, 2005
                                                            Reportable Segments
                                          ---------------------------------------------------------
                                                                         Management                                          Consolidated
                                           Building         Civil        Services        Totals          Corporate              Total
                                          ------------   ------------  -------------  -------------    ---------------      ---------------

Revenues                                     $240,972       $ 50,717     $ 79,864        $ 371,553           $      -            $ 371,553
Income from Construction Operations          $  4,724       $  1,539     $  6,591        $  12,854           $ (3,457) *         $   9,397
Assets                                       $278,307       $266,230     $ 48,978        $ 593,515           $ 55,060  **        $ 648,575

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

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(10) Employee Pension Plans
The Company has a defined benefit pension plan that covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The Company also has an unfunded supplemental retirement plan for certain employees whose benefits under the defined benefit plan are reduced because of compensation limitations under federal tax laws. In accordance with SFAS No. 132R, “Employers’ Disclosures About Pensions and Other Post-Retirement Benefits”, the pension disclosure presented below includes aggregated amounts for both of the Company’s plans. The following table sets forth the net pension cost by component for the three months ended March 31, 2005 and 2004 (in thousands):

                                                                For the Three Months
                                                                   Ended March 31,
                                                             ----------------------------
                                                                  2005           2004
                                                             -------------   ------------

     Service cost - benefits earned during the period            $      -        $   536
     Interest cost on projected benefit obligation                  1,071          1,196
     Expected return on plan assets                                  (962)          (968)
     Amortization of prior service costs                                -              9
     Recognized actuarial loss                                        445            462
                                                             -------------   ------------

     Net Pension Cost                                            $    554        $ 1,235
                                                             =============   ============

On April 1, 2005, the Company made a $9.0 million contribution to the pension plan and does not expect to make further contributions to the pension plan in 2005.

Effective June 1, 2004, all benefit accruals under the Company’s pension plan were frozen; however, the current vested benefit will be preserved. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, a one-time charge of $0.2 million was recorded in 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Perini Corporation is a leading construction services company, based on revenues, as ranked by Engineering News-Record, offering diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world. We have provided construction services since 1894 and have established a strong reputation within our markets for executing large, complex projects on time and within budget while adhering to strict quality control measures. We offer general contracting, preconstruction planning and comprehensive project management services, including the planning and scheduling of the manpower, equipment, materials and subcontractors required for a project. We also offer self-performed construction services including site work, concrete forming and placement and steel erection.

Our business is conducted through three primary segments: building, civil, and management services. Our building segment focuses on large, complex projects in the hospitality and gaming, sports and entertainment, educational, transportation and healthcare markets. Our civil segment is involved in public works construction primarily in the northeast and mid-Atlantic regions of the United States, including the repair, replacement and reconstruction of the United States public infrastructure such as highways, bridges and mass transit systems. Our management services segment provides diversified construction, design-build and maintenance services to the U.S. military and government agencies as well as power producers, surety companies and multi-national corporations.

Significant Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in Item 15 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Our critical accounting policies are also identified and discussed in Item 7 of said Annual Report on Form 10-K. We have made no significant change in these policies during 2005.

Recent Developments

Acquisition of Cherry Hill Construction, Inc.

On January 21, 2005, we completed the acquisition of 100% of the outstanding capital stock of Cherry Hill Construction, Inc. (“Cherry Hill”), a privately held construction company based in Jessup, Maryland, for approximately $20 million in cash, net of cash balance acquired. Cherry Hill is an established civil contractor operating in the Mid-Atlantic and Southeast regions specializing in excavation, foundations, paving and construction of civil infrastructure. The acquisition is effective as of January 1, 2005. At January 1, 2005, Cherry Hill had a firm backlog of approximately $128 million.

Receipt of a Partial Stop Work Order for Work in Iraq

In January 2005, we received a partial stop work order relating to ten partially funded task orders for work in Iraq under our five-year cost-plus-award-fee contract with the U.S. Department of State’s Project Construction Office (“PCO”). Since then, we have negotiated and received approval to proceed with the design and construction of five task orders for certain electrical distribution facilities in Iraq. The remaining five task orders have been cancelled and we have submitted a proposal to the PCO regarding costs and fees for work performed prior to the cancellation of those task orders. It is estimated that the backlog of uncompleted work under the PCO contract at March 31, 2005 is $106.9 million.

Backlog Analysis for 2005 First Quarter

The following table provides an analysis of our backlog by business segment for the three month period ended March 31, 2005.

                                Backlog at         New Business            Revenue                Backlog at
                            December 31, 2004        Awarded             Recognized            March 31, 2005
                           -------------------  -----------------      ---------------       -------------------
                                                              (In millions)
Building                       $   570.1              $ 689.3             $ (241.0)                $ 1,018.4
Civil                              230.7                262.0                (50.7)                    442.0
Management Services                350.7                 14.6                (79.9)                    285.4
                           --------------       -----------------      ---------------       -------------------
Total                          $ 1,151.5              $ 965.9             $ (371.6)                $ 1,745.8
                           ==============       =================      ===============       ===================

Results of Operations

Comparison of the First Quarter of 2005 with the First Quarter of 2004

Income before income taxes decreased by $2.8 million (or 24%), from $11.7 million in 2004 to $8.9 million in 2005, due primarily to an overall decrease in revenues as the timing of new work awards received over the six month period ended March 31, 2005 was less than anticipated. In addition, the provision for income taxes increased by $2.8 million, from $0.5 million in 2004 to $3.3 million in 2005, due to the realization in 2004 of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations. As a result, net income decreased by $5.6 million (or 50%), from $11.2 million in 2004 to $5.6 million in 2005. Basic earnings per common share were $0.21 for the three months ended March 31, 2005 compared to $0.47 for the three months ended March 31, 2004. Diluted earnings per common share were $0.20 for the three months ended March 31, 2005 compared to $0.44 for the three months ended March 31, 2004.

Assuming an effective income tax rate of 37.5%, pro forma net income for the three months ended March 31, 2004 would have been $7.3 million, compared to actual net income of $5.6 million for the three months ended March 31, 2005. Similarly, pro forma basic earnings per share for the three months ended March 31, 2004 would have been $0.31, compared to actual basic earnings per share of $0.21 for the three months ended March 31, 2005. Pro forma diluted earnings per share for the three months ended March 31, 2004 would have been $0.28, compared to actual diluted earnings per share of $0.20 for the three months ended March 31, 2005. See the table included below under the heading “Reconciliation of Reported Net Income to Pro Forma Net Income.”

                                     Revenues for the
                                Three Months Ended March 31,
                            --------------------------------------     Increase           %
                                 2005                  2004           (Decrease)       Change
                            ----------------      ----------------  ---------------  -----------
                                        (In millions)

Building                        $ 241.0               $ 291.4         $  (50.4)        (17.3)%
Civil                              50.7                  27.5             23.2          84.4%
Management Services                79.9                 161.4            (81.5)        (50.5)%
                            ----------------      ----------------  ---------------
Total                           $ 371.6               $ 480.3         $ (108.7)        (22.6)%
                            ================      ================  ===============

Overall revenues decreased by $108.7 million (or 22.6%), from $480.3 million in 2004 to $371.6 million in 2005. This decrease was due primarily to a decrease in management services revenues of $81.5 million (or 50.5%), from $161.4 million in 2004 to $79.9 million in 2005, due primarily to a decreased volume of work related to the rebuilding of Iraq. Building construction revenues decreased by $50.4 million (or 17.3%), from $291.4 million in 2004 to $241.0 million in 2005 due primarily to the completion in 2004 of several large hospitality and gaming market projects in Las Vegas and California. These increases were partly offset by an increase in civil construction revenues of $23.2 million (or 84.4%), from $27.5 million in 2004 to $50.7 million in 2005, due primarily to the impact of the acquisition of Cherry Hill effective January 1, 2005.

                                   Income from Construction
                                      Operations for the
                                 Three Months Ended March 31,               Increase
                            --------------------------------------         (Decrease)               %
                               2005                      2004              in Income             Change
                            ------------             -------------       ---------------       ------------
                                        (In millions)

Building                      $  4.7                    $  5.5                $ (0.8)             (14.5)%
Civil                            1.5                       0.2                   1.3              650.0%
Management Services              6.6                      10.5                  (3.9)             (37.1)%
                            ------------             -------------       ---------------
Subtotal                      $ 12.8                    $ 16.2                $ (3.4)             (21.0)%

Less:  Corporate                (3.4)                     (2.4)                 (1.0)             (41.7)%
                            ------------             -------------       ---------------
Total                         $  9.4                    $ 13.8                $ (4.4)             (31.9)%
                            ============             =============       ===============

Income from operations (excluding corporate) decreased by $3.4 million (or 21.0%), from $16.2 million in 2004 to $12.8 million in 2005. Management services income from operations decreased by $3.9 million (or 37.1%), from $10.5 million in 2004 to $6.6 million in 2005, due primarily to the decrease in revenues discussed above. Building construction income from operations decreased by $0.8 million (or 14.5%), from $5.5 million in 2004 to $4.7 million in 2005, also due primarily to the decrease in revenues discussed above. Partly offsetting the negative impact of the decrease in building construction revenues was a higher gross profit margin, largely due to profit increases recognized upon the completion and close-out of several hospitality and gaming market projects. Civil construction income from operations increased by $1.3 million (or 650.0%), from $0.2 million in 2004 to $1.5 million in 2005, due primarily to a higher gross profit margin in 2005 because 2004 included recognition of losses and profit writedowns on several projects, including two joint venture projects sponsored by others. Partly offsetting the higher civil construction gross profit margin in 2005 was a $2.3 million increase in civil construction-related G&A, due primarily to the addition of Cherry Hill in 2005. In addition, income from operations was negatively impacted by a $1.0 million increase in corporate general and administrative expenses, from $2.4 million in 2004 to $3.4 million in 2005, due primarily to a $0.8 million increase in compensation expense recognized in conjunction with the granting of certain restricted stock awards during the latter half of 2004.

Other (income) expense decreased by $1.8 million, from an expense of $1.9 million in 2004 to an expense of $0.1 million in 2005, due primarily to a $0.9 million decrease in the amortization of the intangible asset established in conjunction with the acquisition of Cummings in January 2003 (which is now fully amortized), as well as a $0.7 million decrease in expenses related to the secondary stock offering which was completed in the second quarter of 2004. In addition, interest income increased by $0.2 million in 2005 due to a higher available cash balance to invest.

Interest expense increased by $0.2 million, from $0.2 million in 2004 to $0.4 million in 2005, due to interest expense on mortgage debt and equipment financing debt assumed in conjunction with the Cherry Hill acquisition in January 2005.

The provision for income taxes increased by $2.8 million in 2005, from $0.5 million in 2004 to $3.3 million in 2005. The first quarter of 2004 results reflect a lower than normal tax rate due to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations.

Reconciliation of Reported Net Income to Pro Forma Net Income

As mentioned above, our reported net income was $5.6 million and $11.2 million for the three months ended March 31, 2005 and 2004, respectively. Our reported basic earnings per common share were $0.21 and $0.47 for the three months ended March 31, 2005 and March 31, 2004, respectively. Our reported diluted earnings per share were $0.20 and $0.44 for the three months ended March 31, 2005 and March 31, 2004, respectively. Assuming an effective income tax rate of 37.5%, pro forma net income for the first quarter of 2004 would have been $7.3 million, as compared to actual net income of $5.6 million for the first quarter of 2005. Similarly, pro forma basic earnings per common share for the first quarter of 2004 would have been $0.31, as compared to actual basic earnings per common share of $0.21 for the first quarter of 2005. Pro forma diluted earnings per common share for the first quarter of 2004 would have been $0.28, as compared to actual diluted earnings per common share of $0.20 for the first quarter of 2005. The reconciliation of reported net income to pro forma net income for the three months ended March 31, 2004 is set forth below (in thousands, except per share data):

                                                                        Three Months
                                                                            Ended
                                                                        March 31, 2004
                                                                      -------------------

Reported net income                                                          $ 11,221
Plus:  Provision for income taxes                                                 529
                                                                      -------------------
Income before income taxes                                                     11,750
Provision for income taxes assuming a 37.5% effective rate                      4,406
                                                                      -------------------
Pro forma net income                                                         $  7,344
Less: Dividends accrued on Preferred Stock                                       (297)
                                                                      -------------------
Pro forma total available for common stockholders                            $  7,047
                                                                      ===================

Pro forma basic earnings per common share                                    $   0.31
                                                                      ===================

Pro forma diluted earnings per common share                                  $   0.28
                                                                      ===================

Weighted average common shares outstanding:
  Basic                                                                        23,014
  Effect of dilutive stock options and warrants outstanding                     1,879
                                                                      -------------------
  Diluted                                                                      24,893
                                                                      -------------------

No reconciliation of reported net income to pro forma net income for the three months ended March 31, 2005 is provided since the actual effective tax rate of 37.5% is equal to the pro forma tax rate; therefore, there would be no difference between actual results and pro forma results for the three months ended March 31, 2005.

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

Liquidity and Capital Resources

Cash and Working Capital
We have a $50 million revolving credit facility (the “Credit Facility”) which is scheduled to expire in June 2007. The terms of the Credit Facility provide that we can choose from interest rate alternatives including a prime-based rate, as well as options based on LIBOR (London inter-bank offered rate). Management believes that the Credit Facility provides us with the flexibility to provide the working capital needed to support the anticipated growth of our construction activities. At March 31, 2005, we had $47.2 million available to borrow under the Credit Facility.

The Credit Facility requires, among other things, maintaining a minimum tangible net worth, fixed charge coverage and operating profit levels as well as a minimum working capital ratio. The terms of our Credit Facility also prohibit us from incurring additional indebtedness without the consent of our lenders, other than financing for our corporate headquarters, insurance premiums and construction equipment, and impose limitations on the level of capital expenditures that we may make, as well as the purchase and sale of assets outside of the normal course of business. Our obligations under our Credit Facility are guaranteed by substantially all of our current and future subsidiaries, and secured by substantially all of our and our subsidiaries’ assets, including a pledge of all of the capital stock of our subsidiaries.

Cash and cash equivalents as reported in the accompanying consolidated condensed financial statements consist of amounts held by us as well as our proportionate share of amounts held by construction joint ventures. Cash held by us is available for general corporate purposes while cash held by construction joint ventures is available only for joint venture-related uses. Cash held by construction joint ventures is distributed from time to time to us and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by us from our construction joint ventures are then available for general corporate purposes. At March 31, 2005 and December 31, 2004, cash held by us and available for general corporate purposes was $38.5 million and $81.0 million, respectively, and our proportionate share of cash held by joint ventures and available only for joint venture-related uses was $48.0 million and $55.3 million, respectively.

A summary of cash flows for each of the three month periods ended March 31, 2005 and 2004 is set forth below:

                                                             Three Months
                                                            Ended March 31,
                                                    -----------------------------
                                                      2005             2004
                                                 ------------     ------------
                                                          (In millions)
          Cash flows from:
            Operating activities                     $ (26.6)         $ (31.4)
            Investing activities                       (17.6)            (1.4)
            Financing activities                        (5.6)            13.7
                                                 ------------     ------------
          Net decrease in cash                       $ (49.8)         $ (19.1)
          Cash at beginning of year                    136.3             67.8
                                                 ------------     ------------
          Cash at end of period                      $  86.5          $  48.7
                                                 ============     ============

During the first three months of 2005, we used $49.8 million of cash on hand to fund $26.6 million in cash flow used by operating activities, principally to fund working capital requirements; $17.6 million to fund cash flow used by investing activities, principally to fund the January 2005 acquisition of Cherry Hill; and $5.6 million to fund cash flow used by financing activities, which was primarily used to pay down a portion of the debt assumed in conjunction with the acquisition of Cherry Hill. As a result, our consolidated cash balance decreased by $49.8 million, from $136.3 million at December 31, 2004 to $86.5 million at March 31, 2005.

Working capital decreased from $178.0 million at the end of 2004 to $167.8 million at March 31, 2005. The current ratio of 1.41x remained consistent during the same period.

As previously disclosed in our financial statements for the year ended December 31, 2004, we expected to contribute $6.0 million to the pension plan in 2005. On April 1, 2005, we actually made a $9.0 million contribution and do not expect to make further contributions to the pension plan in 2005.

The amount of unbilled work increased by $12.8 million, from $90.3 million at December 31, 2004 to $103.1 million at March 31, 2005, due primarily to the addition of Cherry Hill in 2005 and to the timing of certain contract billings.

Long-term Debt
Long-term debt at March 31, 2005 was $18.5 million, an increase of $9.9 million from December 31, 2004, due to mortgage debt and equipment financing debt assumed in conjunction with the Cherry Hill acquisition. Accordingly, the long-term debt to equity ratio increased from .05x at December 31, 2004 to .10x at March 31, 2005.

Dividends
There were no cash dividends declared or paid on our outstanding Common Stock during the periods presented herein.

The covenants in our prior credit agreements required us to suspend the payment of quarterly dividends on our $21.25 Preferred Stock until certain financial criteria were met. While quarterly dividends on the $21.25 Preferred Stock have not been paid since 1995, they have been fully accrued due to the "cumulative" feature of the $21.25 Preferred Stock. The aggregate amount of dividends in arrears is approximately $11.3 million as of March 31, 2005.

In November 2004, an agreement was reached to settle the class action lawsuit filed by the holders of the $21.25 Preferred Stock. (See Note 5(f) of Notes to Consolidated Condensed Financial Statements). Under the terms of the settlement, we would purchase all of the Depositary Shares submitted in the settlement for consideration per share of $19.00 in cash and one share of our common stock. As of March 31, 2005, there were 559,273 Depositary Shares outstanding. In the event that fewer than 200,000 Depositary Shares are submitted in the settlement, we may terminate the settlement agreement and the parties will revert to their previous positions in the litigation. The proposed settlement is subject to approval of the Court.

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

  We are pursuing a strategy of expanding our construction business internally and through acquisitions, both of which will likely require additional capital. In January 2005, we completed the acquisition of Cherry Hill for $20 million in cash, net of cash balance acquired.

Forward-looking Statements

The statements contained in this Management's Discussion and Analysis of the Consolidated Condensed Financial Statements and other sections of this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the potential delay, suspension, termination or reduction in scope of a construction project; the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules; the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings; the availability of borrowed funds on terms acceptable to us; the ability to retain certain members of management; the ability to obtain surety bonds to secure our performance under certain construction contracts; possible labor disputes or work stoppages within the construction industry; changes in federal and state appropriations for infrastructure projects; possible changes or developments in worldwide or domestic political, social, economic, business, industry, market and regulatory conditions or circumstances; and actions taken or not taken by third parties including our customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials; and other risks and uncertainties discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 4, 2005. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company's exposure to market risk from that described in the Company's annual report on Form 10-K, Item 7A., since December 31, 2004.

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

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of March 31, 2005, management has excluded Cherry Hill Construction, Inc. ("Cherry Hill") because this company was acquired in January of 2005. The assets and revenues of Cherry Hill as of and for the three months ended March 31, 2005 represent approximately 10% and 7%, respectively, of our consolidated assets and revenues as of and for the three months ended March 31, 2005. As part of our integration of Cherry Hill, we are in the process of incorporating our controls and procedures into the operations of Cherry Hill.

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

        On November 30, 2004, Perini announced that the parties had reached an agreement for settlement of the
        Action.  Under the terms of the settlement, Perini would purchase all of the Depositary Shares submitted in the settlement for consideration per share of $19.00 in cash and one share of Perini common stock. The named
        plaintiffs have agreed to support the settlement.   On April 19, 2005, the District Court of Massachusetts
        conditionally certified a class of holders of Depositary Shares for purposes of settlement only.  A hearing is scheduled for August 8, 2005 to seek Court approval of the settlement.  The Court instructed that, starting on May 16, 2005, notice and a claim form should be sent to identifiable holders of Depositary Shares.

        As of March 31, 2005, there were 559,273 Depositary Shares outstanding.  In the event that fewer than
        200,000 Depositary Shares are submitted in the settlement, Perini may terminate the settlement agreement and the parties will revert to their previous positions in the litigation. The proposed settlement remains subject to approval of the Court.  Frederick Doppelt will resign from his position as a director of Perini upon Court approval of the settlement.

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

Part II. - Other Information (continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     On January 20, 2005, a member of our former bank group purchased 33,600 shares of our common stock, par value $1.00 per share, pursuant to a stock purchase warrant, by cashless exercise at an exercise price of
        $8.30 per share.  As a result of this cashless exercise, we issued 17,507 shares of our common stock to the warrant holder and we retained 16,093 shares of common stock, valued at approximately $17.33 per share
        (based on the closing price of our common stock on January 19, 2005), in payment of the exercise price.

        On February 2, 2005, a member of our former bank group purchased 61,152 shares of our common stock, par value $1.00 per share, pursuant to a stock purchase warrant, by cashless exercise at an exercise price of
        $8.30 per share.  As a result of this cashless exercise, we issued 32,621 shares of our common stock to the warrant holder and we retained 28,531 shares of common stock, valued at approximately $17.79 per share
        (based on the closing price of our common stock on February 1, 2005), in payment of the exercise price.

        The securities issued in the foregoing transaction were offered and sold in reliance on exemptions from registration set forth in Section 4(2) of the Securities Act or regulations promulgated there under, relating to sales by an issuer not involving any public offering.

(b)     Not applicable

(c)     Not applicable

Item 3. Defaults Upon Senior Securities

(a)     None

(b)     In accordance with the covenants of certain prior credit agreements, the Company was required to suspend the payment of quarterly dividends on its $21.25 Convertible Exchangeable Preferred Stock
        ("$21.25 Preferred Stock") until certain financial criteria were met.  Although the financial criteria were satisfied as of December 31, 2000, the Company has not paid dividends on the $21.25
        Preferred Stock since 1995.  While the Company's most recent Credit Facility does not currently restrict such dividends, the Board of Directors does not believe that it is proper or prudent to pay or commit to pay dividends on the $21.25 Preferred Stock for the foreseeable future based on the
        Company's other working capital requirements. See additional comments under "Liquidity and
        Capital Resources" on pages 21 to 23 of this Quarterly Report.  As of March 31, 2005, the aggregate amount of dividends in arrears is approximately $11.3 million, which represents approximately $201.88 per share of $21.25 Preferred Stock or approximately $20.19 per
        Depositary Share.  While these dividends have not been declared or paid, they have been fully accrued in accordance with the "cumulative" feature of the $21.25 Preferred Stock.

Item 4. Submission of Matters to a Vote of Security Holders

(a)     None

(b)     Not applicable

(c)     Not applicable

(d)     Not applicable

Part II. - Other Information (continued)

Item 5. Other Information

(a)     None

(b)     None

Item 6. Exhibits

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

Date: May 6, 2005                                   /s/Michael E. Ciskey
                                                    Michael E. Ciskey, Vice President and Chief Financial Officer
                                                    Duly Authorized Officer and Principal Accounting Officer