Form 10-Q
period 2005-06-30
PERINI CORP
filed 2005-08-05
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of Common Stock, $1.00 par value per share, of registrant outstanding at July 29, 2005 was 25,488,128.

                                         PERINI CORPORATION & SUBSIDIARIES

                                                        INDEX

                                                                                                        Page Number

Part I. -      Financial Information:

               Item 1.    Financial Statements (Unaudited)

                          Consolidated Condensed Balance Sheets -                                            3
                          June 30, 2005 and December 31, 2004

                          Consolidated Condensed Statements of Income -                                      4
                          Three Months and Six Months ended June 30, 2005 and 2004

                          Consolidated Condensed Statement of Stockholders' Equity -                         5
                          Six Months Ended June 30, 2005

                          Consolidated Condensed Statements of Cash Flows  -                                 6
                          Six Months ended June 30, 2005 and 2004

                          Notes to Consolidated Condensed Financial Statements                               7 - 17

               Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                          Operations                                                                        18 - 27

               Item 3.    Quantitative and Qualitative Disclosures About Market Risk                         27

               Item 4.    Controls and Procedures                                                            27 - 28

Part II. -     Other Information:

               Item 1.     Legal Proceedings                                                                 29

               Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                       30

               Item 3.     Defaults Upon Senior Securities                                                   30

               Item 4.     Submission of Matters to a Vote of Security Holders                               30 - 31

               Item 5.     Other Information                                                                 31

               Item 6.     Exhibits                                                                          31

               Signatures                                                                                    32

Part I. – Financial Information

Item 1. Financial Statements (Unaudited)

                                         PERINI CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                                   JUNE 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004
                                                    (In Thousands)

                                          ASSETS                                              JUNE 30,       DEC. 31,
                                                                                                2005           2004
                                                                                            -------------   -----------

Cash and Cash Equivalents (Note 3)                                                             $  94,573     $ 136,305
Accounts Receivable, including retainage                                                         344,005       372,909
Unbilled Work                                                                                     95,765        90,280
Deferred Tax Asset                                                                                     -         4,110
Other Current Assets                                                                               7,465         4,112
                                                                                            -------------   -----------
     Total Current Assets                                                                      $ 541,808     $ 607,716
                                                                                            -------------   -----------

Property and Equipment, less Accumulated Depreciation of $23,487 in 2005 and
$21,286 in 2004                                                                                $  52,726     $  17,486
                                                                                            -------------   -----------

Goodwill                                                                                       $  12,678     $  12,678
                                                                                            -------------   -----------

Other Assets                                                                                   $  12,214     $  16,385
                                                                                            -------------   -----------

                                                                                               $ 619,426     $ 654,265
                                                                                            =============   ===========
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Maturities of Long-term Debt                                                           $  11,565     $     759
Accounts Payable, including retainage                                                            285,378       344,684
Deferred Contract Revenue                                                                         54,436        57,111
Accrued Expenses                                                                                  18,202        27,133
                                                                                            -------------   -----------
     Total Current Liabilities                                                                 $ 369,581     $ 429,687
                                                                                            -------------   -----------

Long-term Debt, less current maturities included above                                         $  18,497     $   8,608
                                                                                            -------------   -----------

Other Long-term Liabilities (Note 8)                                                           $  42,583     $  41,936
                                                                                            -------------   -----------

Contingencies and Commitments (Note 5)

Stockholders' Equity:
  Preferred Stock                                                                              $      56     $      56
  Series A Junior Participating Preferred Stock                                                        -             -
  Stock Purchase Warrants                                                                            461           965
  Common Stock                                                                                    25,448        25,233
  Additional Paid-in Capital                                                                     113,662       110,058
  Retained Earnings                                                                               76,242        64,826
                                                                                            -------------   -----------
                                                                                               $ 215,869     $ 201,138
  Accumulated Other Comprehensive Loss                                                           (27,104)      (27,104)
                                                                                            -------------   -----------
     Total Stockholders' Equity                                                                $ 188,765     $ 174,034
                                                                                            -------------   -----------

                                                                                               $ 619,426     $ 654,265
                                                                                            =============   ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                                       PERINI CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                                 (In Thousands, Except Share and Per Share Data)

                                                                                           THREE MONTHS                        SIX MONTHS
                                                                                          ENDED JUNE 30,                     ENDED JUNE 30,
                                                                                   ------------------------------     -----------------------------

                                                                                       2005             2004              2005            2004
                                                                                   -------------    -------------     -------------   -------------

Revenues (Note 9)                                                                     $ 378,384        $ 495,808         $ 749,937       $ 976,112

Cost of Operations                                                                      353,775          472,077           702,598         928,853
                                                                                   -------------    -------------     -------------   -------------

Gross Profit                                                                          $  24,609        $  23,731         $  47,339       $  47,259

General and Administrative Expenses                                                      12,939            9,065            26,272          18,808
                                                                                   -------------    -------------     -------------   -------------

INCOME FROM CONSTRUCTION OPERATIONS (Note 9)                                          $  11,670        $  14,666         $  21,067       $  28,451

Other Expense, Net                                                                         (524)          (1,407)             (667)         (3,251)
Interest Expense                                                                           (299)            (117)             (673)           (308)
                                                                                   -------------    -------------     -------------   -------------

Income before Income Taxes                                                            $  10,847        $  13,142         $  19,727       $  24,892

Provision for Income Taxes (Note 6)                                                      (4,387)            (966)           (7,717)         (1,495)
                                                                                   -------------    -------------     -------------   -------------

NET INCOME                                                                            $   6,460        $  12,176         $  12,010       $  23,397
                                                                                   =============    =============     =============   =============

Less:  Accrued Dividends on $21.25 Preferred Stock (Note 8)                                (297)            (297)             (594)           (594)
                                                                                   -------------    -------------     -------------   -------------

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS                                          $   6,163        $  11,879         $  11,416       $  22,803
                                                                                   =============    =============     =============   =============

BASIC EARNINGS PER COMMON SHARE (Note 7)                                              $    0.24        $    0.51         $    0.45       $    0.99
                                                                                   =============    =============     =============   =============

DILUTED EARNINGS PER COMMON SHARE (Note 7)                                            $    0.24        $    0.48         $    0.44       $    0.91
                                                                                   =============    =============     =============   =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 7):
   BASIC                                                                              25,345,396       23,202,323        25,316,216      23,108,128
   Effect of Dilutive Stock Options, Warrants and Restricted Stock Units Outstanding     624,893        1,766,154           687,545       1,822,774
                                                                                   -------------    -------------     -------------   -------------
   DILUTED                                                                            25,970,289       24,968,477        26,003,761      24,930,902
                                                                                   -------------    -------------     -------------   -------------

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                                                   PERINI CORPORATION AND SUBSIDIARIES
                                                  CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                                                 FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                                                               (In Thousands)

                                                                                                                                          Accumulated
                                                                           Stock                        Additional                           Other
                                                          Preferred       Purchase        Common         Paid-in        Retained         Comprehensive
                                                            Stock         Warrants        Stock          Capital        Earnings             Loss                Total
                                                         ------------    -----------    -----------     -----------    -----------     ------------------     ------------

Balance - December 31, 2004                                   $   56         $  965        $25,233       $ 110,058       $ 64,826          $    (27,104)        $ 174,034

Net income                                                         -              -              -               -         12,010                      -           12,010

Preferred stock dividends accrued                                  -              -              -               -          (594)                      -            (594)
($10.625 per share*)

Common stock options and stock purchase

warrants exercised                                                 -          (504)            125             720              -                      -              341

Income tax benefit attributable to nonqualified

stock options exercised                                            -              -              -             321              -                      -              321

Restricted stock compensation expense                              -              -              -           2,434              -                      -            2,434

Common Stock issued                                                -              -             90             129              -                      -              219

                                                         ------------    -----------    -----------     -----------    -----------     ------------------     ------------
Balance - June 30, 2005                                       $   56         $  461        $25,448       $ 113,662       $ 76,242          $    (27,104)        $ 188,765
                                                         ============    ===========    ===========     ===========    ===========     ==================     ============

  *Equivalent to $1.0625 per Depositary Share

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                      PERINI CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                                (In Thousands)

                                                                                            SIX MONTHS
                                                                                          ENDED JUNE 30,
                                                                                    ----------------------------
                                                                                       2005            2004
                                                                                    ------------   -------------

Cash Flows from Operating Activities:
  Net income                                                                          $  12,010        $ 23,397
  Adjustments to reconcile net income to net cash from operating activities:
       Depreciation and amortization                                                      2,798           2,838
       Restricted stock compensation expense                                              2,434               -
       Income tax benefit from stock options exercised                                      321               -
       Deferred income taxes                                                              4,768             238
       Gain on sale of equipment                                                            (70)           (615)
       Gain on sale of marketable securities                                               (427)              -
       Unrealized loss on marketable securities                                             478               -
       Other items, net                                                                     407              79
       Cash used by changes in components of working capital other
         than cash, current maturities of long-term debt and deferred tax asset         (41,020)         (5,652)
                                                                                    ------------   -------------

    NET CASH (USED BY) PROVIDED FROM OPERATING ACTIVITIES                             $ (18,301)       $ 20,285
                                                                                    ------------   -------------

Cash Flows from Investing Activities:
  Acquisition of Cherry Hill Construction, Inc., net of cash balance acquired (Note 4)$ (19,970)       $      -
  Acquisition of property and equipment                                                  (6,380)         (2,792)
  Proceeds from sale of property and equipment                                              926             858
  Proceeds from sale of marketable securities                                             4,452               -
  Proceeds from other investing activities                                                  227             531
                                                                                    ------------   -------------

    NET CASH USED BY INVESTING ACTIVITIES                                             $ (20,745)       $ (1,403)
                                                                                    ------------   -------------

Cash Flows from Financing Activities:
  Proceeds from long-term debt                                                        $   4,870        $  2,247
  Reduction of long-term debt                                                            (7,957)           (241)
  Proceeds from exercise of common stock options and stock purchase warrants                341           1,463
  Issuance of common stock                                                                  219               -
  Expenditure for stock registration                                                       (159)           (847)
                                                                                    ------------   -------------

    NET CASH (USED BY) PROVIDED FROM FINANCING ACTIVITIES                             $  (2,686)       $  2,622
                                                                                    ------------   -------------

Net (Decrease) Increase in Cash                                                       $ (41,732)       $ 21,504
Cash at Beginning of Year                                                               136,305          67,823
                                                                                    ------------   -------------

Cash at End of Period                                                                 $  94,573        $ 89,327
                                                                                    ============   =============

Supplemental Disclosure of Cash Paid During the Period For:
  Interest                                                                            $     674        $    307
                                                                                    ============   =============
  Income taxes                                                                        $     823        $  1,280
                                                                                    ============   =============

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation
The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004. In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2005 and December 31, 2004, results of operations for the three month and six month periods ended June 30, 2005 and 2004, and cash flows for the six month periods ended June 30, 2005 and 2004. The results of operations for the six months ended June 30, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005 because the Company’s results are primarily generated from a limited number of significant active construction contracts. Therefore, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

(2) Significant Accounting Policies
The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note (1) to such financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company has made no significant change in these policies during 2005.

In conjunction with the finalization of the purchase price allocation for the acquisition of Cherry Hill, the Company adjusted the estimated useful lives and estimated salvage values of the Cherry Hill fixed assets. Additionally, effective May 1, 2005, the Company prospectively changed its method of calculating depreciation for construction and computer-related equipment from accelerated methods to the straight-line method. As a result of these changes, the Cherry Hill fixed assets and fixed assets acquired by the Company on or after May 1, 2005 will have depreciation provided based on estimated useful lives ranging from five to twenty years and estimated salvage values ranging from ten to forty percent of the acquisition cost. Cherry Hill’s previous policy, which continued to be applied by the Company up until the finalization of the purchase price allocation, was to provide depreciation on a straight-line basis over lives ranging from five to thirty-nine years with no provision for estimated salvage values. The Company’s previous policy, which will continue to apply to fixed assets acquired prior to May 1, 2005 (except for the Cherry Hill fixed assets), was to provide depreciation on construction and computer-related equipment primarily using accelerated methods over lives ranging from three to seven years and the straight-line method for remaining depreciable property over lives ranging from three to thirty years with no provision for estimated salvage values. These changes were adopted to recognize a more realistic periodic charge to income based on the Company’s historical experience as well as to enhance financial statement comparability with most other public construction companies.

The effect of the change in depreciation policy in 2005 was to increase net income for the six months ended June 30, 2005 by approximately $0.3 million (all of which relates to the Cherry Hill fixed assets acquired effective January 1, 2005) and to increase basic and diluted earnings per common share by $0.01. Since the new depreciation policy was applied on a prospective basis and fixed assets acquired prior to May 1, 2005 have continued to be depreciated under the policy previously in effect, the cumulative effect of a change in accounting principle or pro forma effects of retroactive application disclosure is not required in accordance with the provisions of Accounting Principles Board Opinion No. 20, “Accounting Changes”.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(3) Cash and Cash Equivalents
Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

Cash and cash equivalents as reported in the accompanying Consolidated Condensed Balance Sheets consist of amounts held by the Company that are available for general corporate purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses. Cash held by construction joint ventures is distributed from time to time to the Company and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by the Company from its construction joint ventures are then available for general corporate purposes. At June 30, 2005 and December 31, 2004, cash and cash equivalents consisted of the following (in thousands):

                                                               June 30,           Dec. 31,
                                                                2005               2004
                                                            --------------    ---------------

Corporate cash and cash equivalents (available
  for general corporate purposes)                                $ 43,574           $ 81,024

Company's share of joint venture cash and
  cash equivalents (available only for joint venture
  purposes, including future distributions)                        50,999             55,281
                                                            --------------    ---------------
                                                                 $ 94,573           $136,305
                                                            ==============    ===============

(4) Acquisition of Cherry Hill Construction, Inc.
On January 21, 2005, the Company completed the acquisition of 100% of the outstanding capital stock of Cherry Hill Construction, Inc. ("Cherry Hill"), a privately held construction company based in Jessup, Maryland, for approximately $22 million in cash. Cherry Hill is an established civil contractor operating in the Mid-Atlantic and Southeast regions specializing in excavation, foundations, paving and construction of civil infrastructure. The acquisition is effective as of January 1, 2005 and, accordingly, Cherry Hill's financial results are included in the Company's consolidated results of operations and financial position beginning in the first quarter of 2005.

The transaction was accounted for using the purchase method of accounting as required by FASB Statement No. 141, "Business Combinations". The cost to acquire Cherry Hill, which consists of $22 million cash consideration referred to above and $400,000 of estimated other direct acquisition costs, was less than the estimated fair value of the assets acquired less the liabilities assumed. The resulting excess of the fair value of acquired net assets over cost was generally allocated as a pro rata reduction of the estimated fair value of the non-current assets acquired in accordance with SFAS No. 141. The following table summarizes estimated fair value of the assets acquired and liabilities assumed as of January 1, 2005 after the allocation described above (in thousands):

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(4) Acquisition of Cherry Hill Construction, Inc. (continued)

          Current assets                                        $ 46,920
          Property and equipment, net                             32,155
          Other long-term assets                                     376
          Intangible assets                                          790
                                                            ------------
          Total assets acquired                                 $ 80,241
          Current liabilities                                    (39,604)
          Long-term debt                                         (12,167)
          Long-term deferred tax liabilities                      (6,023)
                                                             ------------

          Total Acquisition Costs                               $ 22,447
                                                             ============

The amount assigned to intangible assets primarily represents the Company's estimate of the fair value of contract backlog acquired as of January 1, 2005 and was based on an independent appraisal. The intangible assets will be amortized using the straight-line method over an approximate 2.5-year period based on the estimated durations of the contracts acquired.

Since the acquisition was effective as of January 1, 2005, the Company's actual 2005 year to date results include Cherry Hill for the total period. Therefore, the following pro forma financial information is only presented for the comparative three month and six month periods ended June 30, 2004 (in thousands, except per share data):

                                                Three Months Ended                Six Months Ended
                                                  June 30, 2004                    June 30, 2004
                                           -----------------------------    ------------------------------
                                              Actual        Pro forma          Actual        Pro forma
                                           -------------   -------------    -------------  ---------------

Revenues                                      $ 495,808       $ 533,967        $ 976,112       $1,052,430
Gross profit                                  $  23,731       $  29,191        $  47,259       $   58,178
Net income                                    $  12,176       $  13,476        $  23,397       $   25,997

Basic earnings per common share               $    0.51       $    0.57        $    0.99       $     1.10
Diluted earnings per common share             $    0.48       $    0.53        $    0.91       $     1.02

The pro forma results have been prepared for comparative purposes only and include certain adjustments such as increased interest expense on acquisition debt, reduced depreciation expense related to the reduction of the fixed asset carrying values due the application of purchase accounting (as described above), and additional amortization expenses related to intangible assets arising from the acquisition. The pro forma results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisition been in effect on January 1, 2004 or of future results.

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

On January 25, 2005, the State of California Court of Appeal issued an opinion in which it reversed the entire $63.0 million trial court's judgment and found that the trial court judge had abused his discretion and violated TSP's due process rights and imposed an impermissibly overbroad sanction in issuing terminating sanctions that prevented the Joint Venture from presenting its claims and severely limited TSP in defending itself against the LAMTA's lawsuit. The Court of Appeal also directed the trial court to dismiss LAMTA's claims that TSP had violated the Unfair Competition Law and remanded the Joint Venture's claims against LAMTA for extra work required by LAMTA and LAMTA's counterclaim under the California False Claim Act against TSP to the trial court for further proceedings, including a new trial. The LAMTA petitioned the Court of Appeal for rehearing and the California Supreme Court for review. Both petitions were denied and the case was remanded and has been reassigned for a new trial.

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

On March 19, 2002, Redondo filed a petition for reorganization under 11 U.S.C. Chapter 11 in U.S. Bankruptcy Court for the District of Puerto Rico. On December 23, 2002, RPJV filed an arbitration demand against STP seeking the recovery of additional costs related to design changes and the late completion of the design. On January 31, 2003, STP filed a counter-demand against RPJV seeking the recovery of damages allegedly related to defects in design and construction and the late completion of RPJV's work along with the repayment for alleged advances previously paid to RPJV. Arbitration evidentiary hearings commenced and are continuing.

On October 7, 2004, STP filed suit against Perini in New York State court seeking enforcement against Perini of a Guaranty Agreement that allegedly guarantees the performance and payment obligations of the subject RPJV/Siemens Contract in an amount to be determined at trial, but not less than $27 million. This action has been stayed pending the arbitration.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(5) Contingencies and Commitments (continued)

(d) Redondo/Perini Joint Venture vs. Siemens Transportation Matter (continued)
On December 3, 2004, the Arbitrators dismissed RPJV's claims for general delay damages, and general conditions, its claim for damages under cardinal change theory and the claim amount of a subcontractor. RPJV's remaining claims are for $46.7 million. STP's revised claim is now approximately $26 million, including its claim for alleged advances already paid.

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

Certain of PKC's claims have been presented to a Disputes Review Board, or the DRB, which consists of three construction experts chosen by the parties. To date, the DRB has ruled on a binding basis that PKC is entitled to additional compensation for its contract time delay claim in the amount of $17.4 million. On March 20, 2002, the Superior Court of the Commonwealth of Massachusetts approved PKC's request to confirm the DRB's $17.4 million award. The MHD has appealed the Superior Court decision to the Appeals Court of the Commonwealth of Massachusetts and the appeal is pending.

The DRB has also ruled on a binding basis that PKC is entitled to three additional compensation awards totaling $27.8 million for impacts and inefficiencies caused by MHD to certain of PKC's work. MHD has filed actions in the Massachusetts Superior Court seeking to vacate these awards, and PKC has answered, seeking to confirm them. PKC is awaiting a decision from the Court on cross-motions in two of these actions, which were argued in February 2005. The third action has not yet been heard.

Under the Dispute Resolution Rules of the contract, either party may periodically terminate the services of some or all of the DRB members, provided that members who are removed under this provision will remain on the DRB through the completion of any then pending claims. The MHD removed the "Second DRB" members under this provision, although those members have continued to hear claims that were pending when it was terminated. Replacement ("Third") DRB members have been agreed upon. The issue of which claims are "pending" before which DRB has been the subject of rulings by the Second DRB and extensive litigation, some of which is still ongoing.

Over the past several months, the MHD has refused to pay the Second DRB for its services, and it contends that PKC may not pay MHD's share of those expenses. PKC has nevertheless paid the Second DRB for both parties' share. This issue is currently the subject

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(5) Contingencies and Commitments (continued)

(e) Perini/Kiewit/Cashman Joint Venture-Central Artery/Tunnel Project Matter (continued)
of litigation by the MHD to halt the Second DRB proceedings or overturn its decisions.

The pending claims yet to be decided by the Second DRB on a binding basis total $103.6 million (exclusive of interest). The remaining claims to be decided by the Third DRB on a binding basis total $22.8 million (exclusive of interest).

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

(f) $21.25 Preferred Shareholders Class Action Lawsuit
On October 15, 2002, Frederick Doppelt, Arthur I. Caplan and Leland D. Zulch filed a lawsuit individually, and as representatives of a class of holders of the $2.125 Depositary Convertible Exchangeable Preferred Shares, representing 1/10 Share of $21.25 Convertible Exchangeable Preferred Stock ("Depositary Shares") against certain current and former directors of Perini. This lawsuit is captioned Doppelt, et al. v. Tutor, et al., and is pending before the United States District Court for the District of Massachusetts. Mr. Doppelt is a current director of Perini and Mr. Caplan is a former director of Perini. Specifically, the original complaint alleged that the defendants breached their fiduciary duties owed to the holders of the Depositary Shares and to Perini. The plaintiffs principally alleged that the defendants improperly authorized the exchange of Series B Preferred Stock for common stock while simultaneously refusing to pay accrued dividends due on the Depositary Shares.

In July 2003, the plaintiffs filed an amended complaint. The amended complaint added an allegation that the defendants had further breached their fiduciary duties by authorizing a tender offer for the purchase of up to 90% of the Depositary Shares and an allegation that the collective actions of the defendants constitute unfair and deceptive business practices under the provisions of the Massachusetts Consumer Protection Act. The amended complaint withdrew the allegation of a breach of fiduciary duty owed to Perini, but retained the allegation with respect to a breach of those duties owed to the holders of the Depositary Shares.

On April 12, 2004, pursuant to Defendants' Motions to Dismiss, the Court dismissed the claim under the Massachusetts Consumer Protection Act. The Court did not dismiss the claim for breach of fiduciary duty, except as such claim relates to the tender offer for the purchase the Company's Depositary Shares. Pursuant to the Court's April 12, 2004 Order, in May 2004 the plaintiffs filed a third amended complaint and a motion for class certification. Defendants filed an answer denying any and all claims of wrongdoing and asserting affirmative defenses.

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

On April 19, 2005, the District Court of Massachusetts conditionally certified a class of holders of Depositary Shares for purposes of settlement only. On May 5, 2005, the Court preliminarily approved the settlement as being fair, just, reasonable and adequate, pending a final hearing.

As of July 25, 2005, of the 559,273 Depositary Shares outstanding, 357,285 shares were participating in the settlement and 201,988 shares were the subject of requests for exclusion from the settlement. No one has objected to the settlement. The proposed settlement and the final determination of which shares will participate in the settlement remain subject to approval of the Court and a hearing before the Court for that purpose will be scheduled. Frederick Doppelt will resign from his position as a director of Perini upon Court approval of the settlement.

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

There were no options or stock purchase warrants whose exercise price exceeded the average market price of the Common Stock at June 30, 2005 and 2004. The effect of the assumed conversion of the Company's outstanding $21.25 Preferred Stock into Common Stock was antidilutive for all periods presented.

(8) Dividends
(a) Common Stock
There were no cash dividends declared or paid on the Company's outstanding Common Stock during the periods presented in the consolidated condensed financial statements included herein.

(b) $21.25 Preferred Stock
The covenants of the Company's prior credit agreements required the Company to suspend the payment of quarterly dividends on its $21.25 Preferred Stock until certain financial criteria were met. While quarterly dividends on the $21.25 Preferred Stock have not been paid since 1995, they have been fully accrued due to the "cumulative" feature of the $21.25 Preferred Stock. Accordingly, the aggregate amount of dividends in arrears at June 30, 2005 is approximately $11.6 million, which represents approximately $207.19 per share of $21.25

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(8) Dividends (continued)
(b) $21.25 Preferred Stock (continued)
Preferred Stock or approximately $20.72 per Depositary Share and is included in "Other Long-term Liabilities" in the Consolidated Condensed Balance Sheets. Under the terms of the $21.25 Preferred Stock, the holders of Depositary Shares are entitled to elect two additional Directors when dividends have been deferred for more than six quarters, and they did so at each of the last eight annual meetings of stockholders.

(9) Business Segments
The following tables set forth certain business segment information relating to the Company's operations for the six month and three month periods ended June 30, 2005 and 2004 (in thousands):

Six months ended June 30, 2005
                                                                   Reportable Segments
                                               ------------------------------------------------------------
                                                                                Management                                          Consolidated
                                                 Building         Civil         Services         Totals           Corporate             Total
                                               --------------  -------------  -------------   -------------    ----------------    ----------------

Revenues                                           $ 472,439      $ 114,096     $ 163,402        $ 749,937            $      -           $ 749,937
Income from Construction Operations                $  10,934      $   4,564     $  12,143        $  27,641            $ (6,574) *        $  21,067
Assets                                             $ 240,785      $ 272,453     $  49,318        $ 562,556            $ 56,870  **       $ 619,426

Six months ended June 30, 2004
                                                                   Reportable Segments
                                               ------------------------------------------------------------
                                                                                Management                                          Consolidated
                                                 Building         Civil         Services         Totals           Corporate             Total
                                               --------------  -------------  -------------   -------------    ----------------    ----------------

Revenues                                           $ 661,510      $  63,805     $ 250,797        $ 976,112            $      -           $ 976,112
Income from Construction Operations                $  14,682      $  1,229      $  17,067        $  32,978            $ (4,527) *        $  28,451
Assets                                             $ 314,719      $ 212,139     $  23,242        $ 550,100            $ 82,737  **       $ 632,837

Three months ended June 30, 2005
                                                                   Reportable Segments
                                               ------------------------------------------------------------
                                                                                Management                                          Consolidated
                                                 Building         Civil         Services         Totals           Corporate             Total
                                               --------------  -------------  -------------   -------------    ----------------    ----------------

Revenues                                           $ 231,467       $ 63,379     $ 83,538         $ 378,384            $      -           $ 378,384
Income from Construction Operations                $   6,210       $  3,025     $  5,552         $  14,787            $ (3,117) *        $  11,670

Three months ended June 30, 2004
                                                                   Reportable Segments
                                               ------------------------------------------------------------
                                                                                Management                                          Consolidated
                                                 Building         Civil         Services         Totals           Corporate             Total
                                               --------------  -------------  -------------   -------------    ----------------    ----------------

Revenues                                           $ 370,072       $ 36,348     $ 89,388         $ 495,808            $      -           $ 495,808
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

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(10) Employee Pension Plans
The Company has a defined benefit pension plan that covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The Company also has an unfunded supplemental retirement plan for certain employees whose benefits under the defined benefit plan are reduced because of compensation limitations under federal tax laws. In accordance with SFAS No. 132R, “Employers’ Disclosures About Pensions and Other Post-Retirement Benefits”, the pension disclosure presented below includes aggregated amounts for both of the Company’s plans. The following table sets forth the net pension cost by component for the three month and six month periods ended June 30, 2005 and 2004 (in thousands):

                                                             Three Months                 Six Months
                                                            Ended June 30,             Ended June 30,
                                                       -------------------------  --------------------------
                                                          2005          2004         2005           2004
                                                       ----------   ------------  ----------    ------------

Service cost - benefits earned during the period*        $     -        $   536     $     -         $ 1,071
Interest cost on projected benefit obligation              1,071          1,196       2,142           2,392
Expected return on plan assets                              (962)          (968)     (1,924)         (1,935)
Amortization of prior service costs                            -              9           -              18
Recognized actuarial loss                                    445            462         890             925
                                                       ----------   ------------  ----------    ------------

Net Pension Cost                                         $   554        $ 1,235     $ 1,108         $ 2,471
                                                       ==========   ============  ==========    ============

On April 1, 2005, the Company made a $9.0 million contribution to its defined benefit pension plan and does not expect to make further contributions to the pension plan in 2005.

*Effective June 1, 2004, all benefit accruals under the Company’s pension plan were frozen; however, the current vested benefit will be preserved. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, a one-time charge of $0.2 million was recorded in 2004.

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

In conjunction with the finalization of the purchase price allocation for the acquisition of Cherry Hill, the Company adjusted the estimated useful lives and estimated salvage values of the Cherry Hill fixed assets. Additionally, effective May 1, 2005, the Company prospectively changed its method of calculating depreciation for construction and computer-related equipment from accelerated methods to the straight-line method. As a result of these changes, the Cherry Hill fixed assets and fixed assets acquired by the Company on or after May 1, 2005 will have depreciation provided based on estimated useful lives ranging from five to twenty years and estimated salvage values ranging from ten to forty percent of the acquisition cost. Cherry Hill’s previous policy, which continued to be applied by the Company up until the finalization of the purchase price allocation, was to provide depreciation on a straight-line basis over lives ranging from five to thirty-nine years with no provision for estimated salvage values. The Company’s previous policy, which will continue to apply to fixed assets acquired prior to May 1, 2005 (except for the Cherry Hill fixed assets), was to provide depreciation on construction and computer-related equipment primarily using accelerated methods over lives ranging from three to seven years and the straight-line method for remaining depreciable property over lives ranging from three to thirty years with no provision for estimated salvage values. These changes were adopted to recognize a more realistic periodic charge to income based on the Company’s historical experience as well as to enhance financial statement comparability with most other public construction companies.

The effect of the change in depreciation policy in 2005 was to increase net income for the six months ended June 30, 2005 by approximately $0.3 million (all of which relates to the Cherry Hill fixed assets acquired effective January 1, 2005) and to increase basic and diluted earnings per common share by $0.01. Since the new depreciation policy was applied on a prospective basis and fixed assets acquired prior to May 1, 2005 have continued to be depreciated under the policy previously in effect, the cumulative effect of a change in accounting principle or pro forma effects of retroactive application disclosure is not required in accordance with the provisions of Accounting Principles Board Opinion No. 20, “Accounting Changes”.

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

Receipt of a Partial Stop Work Order for Work in Iraq

In January 2005, we received a partial stop work order relating to ten partially funded task orders for work in Iraq under our five-year cost-plus-award-fee contract with the U.S. Department of State’s Project and Contracting Office (“PCO”). Since then, we have negotiated and received approval to proceed with the design and construction of five task orders for certain electrical distribution facilities in Iraq. The remaining five task orders were cancelled and we have been reimbursed by the PCO for costs incurred and fees for work performed prior to the cancellation of those task orders. It is estimated that the backlog of remaining uncompleted work under the PCO contract at June 30, 2005 is $54.8 million.

Las Vegas Project CityCenter

In May 2005, we announced that we have been selected for a multi-billion construction contract from MGM MIRAGE to build a major portion of Project CityCenter in Las Vegas, Nevada. The estimated value of our construction contract is in excess of $3 billion, and has not been included in our $1.82 billion backlog at June 30, 2005 pending finalization of contract scope, terms and conditions. MGM MIRAGE has stated it plans to complete the entire project by the end of 2009.

Preferred Stock Class Action Lawsuit

On July 21, 2005, we announced that we expect approximately 357,285 shares of outstanding $2.125 Depositary Convertible Exchangeable Preferred Shares (the “Depositary Shares”) to participate in the previously announced settlement of the class action lawsuit filed by holders of our Depositary Shares. The settlement and the final number of Depositary Shares participating in the settlement remain subject to Court approval. A hearing before the Court to consider approval of the settlement will be scheduled. Under the terms of the settlement, we would purchase all of the participating Depositary Shares that are submitted for $19.00 in cash and one share of our common stock for each Depositary Share. As of June 30, 2005, there were a total of 559,273 Depositary Shares outstanding.

Backlog Analysis for 2005

The following table provides an analysis of our backlog by business segment for the six month period ended June 30, 2005:

                                      Backlog at         New Business              Revenue               Backlog at
                                  December 31, 2004        Awarded               Recognized            June 30, 2005
                                  -----------------   ------------------     -------------------     ------------------
                                                                    (In thousands)
Building                               $   570.1              $ 1,080.5                 $ 472.4              $ 1,178.2
Civil                                      230.7                  335.0                   114.1                  451.6
Management Services                        350.7                    2.5                   163.4                  189.8
                                -----------------     ------------------     -------------------     ------------------
Total                                  $ 1,151.5              $ 1,418.0                 $ 749.9              $ 1,819.6
                                =================     ==================     ===================     ==================

Results of Operations

Comparison of the Second Quarter of 2005 with the Second Quarter of 2004

Although 2005 revenues decreased by $117.4 million as the timing of new work awards was slower than anticipated, gross profit in 2005 increased by $0.8 million, from $23.8 million in 2004 to $24.6 million in 2005, due primarily to the impact of the Cherry Hill acquisition completed in January 2005. Both the building segment and the civil segment experienced improved gross margins in 2005 while the gross margin in the management services segment in 2005 was unchanged from that experienced in 2004. However, income before income taxes decreased by $2.3 million (or 18%), from $13.1 million in 2004 to $10.8 million in 2005, due primarily to an increase in general and administrative expenses of $3.8 million (or 42%) due to the inclusion of expenses of Cherry Hill in 2005 and an increase in compensation expense relating to the amortization of certain restricted stock awards granted in the second half of 2004. The increase in general and administrative expenses was partly offset by a $0.9 million decrease in other expense. In addition, the provision for income taxes increased by $3.4 million, from $1.0 million in 2004 to $4.4 million in 2005, due to the realization in 2004 of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations. As a result, net income decreased by $5.7 million (or 47%), from $12.2 million in 2004 to $6.5 million in 2005. Basic earnings per common share were $0.24 for the three months ended June 30, 2005, compared to $0.51 for the three months ended June 30, 2004. Diluted earnings per common share were $0.24 for the three months ended June 30, 2005, compared to $0.48 for the three months ended June 30, 2004.

                                     Revenues for the
                                 Three Months Ended June 30,
                            --------------------------------------      Increase           %
                                2005                   2004            (Decrease)       Change
                            --------------        ----------------   --------------   -----------
                                                (In millions)

Building                          $ 231.5                 $ 370.1         $(138.6)       (37.4)%
Civil                                63.4                    36.3            27.1         74.7%
Management Services                  83.5                    89.4            (5.9)        (6.6)%
                            --------------        ----------------   -------------
Total                             $ 378.4                 $ 495.8         $(117.4)       (23.7)%
                            ==============        ================   =============

Overall revenues decreased by $117.4 million (or 23.7%), from $495.8 million in 2004 to $378.4 million in 2005. This decrease was due primarily to a decrease in building construction revenues of $138.6 million (or 37.4%), from $370.1 million in 2004 to $231.5 million in 2005, due primarily to the timing of the start-up of new work in the hospitality and gaming market as the timing of new work awards was slower than anticipated. Management services revenues decreased by $5.9 million (or 6.6%), from $89.4 million in 2004 to $83.5 million in 2005 due primarily to a decreased volume of work related to the rebuilding of Iraq. These decreases were partly offset by an increase in civil construction revenues of $27.1 million (or 74.7%), from $36.3 million in 2004 to $63.4 million in 2005, due primarily to the impact of the Cherry Hill acquisition.

                                     Income from Construction
                                         Operations for the
                                Three Months Ended June 30,                  Increase
                                --------------------------------------      (Decrease)           %
                                      2005                 2004             In Income          Change
                                -----------------    -----------------    ---------------   -------------
                                                     (In millions)

Building                              $  6.2               $  9.2             $ (3.0)          (32.6)%
Civil                                    3.0                  1.0                2.0           200.0%
Management Services                      5.6                  6.6               (1.0)          (15.2)%
                                -----------------    -----------------    ---------------
Subtotal                              $ 14.8               $ 16.8             $ (2.0)          (11.9)%

Less:  Corporate                        (3.1)                (2.1)              (1.0)          (47.6)%
                                -----------------    -----------------    ---------------
Total                                 $ 11.7               $ 14.7             $ (3.0)          (20.4)%
                                =================    =================    ===============

Income from operations (excluding corporate) decreased by $2.0 million (or 11.9%), from $16.8 million in 2004 to $14.8 million in 2005. Building construction income from operations decreased by $3.0 million (or 32.6%), from $9.2 million in 2004 to $6.2 million in 2005, due primarily to the decrease in revenues discussed above. Partly offsetting the negative impact of the decrease in building construction revenues was a higher gross profit margin, largely due to profit increases recognized upon the completion and close-out of several hospitality and gaming market projects. Management services income from operations decreased by $1.0 million (or 15.2%), from $6.6 million in 2004 to $5.6 million in 2005, also due primarily to the decrease in revenues discussed above. Civil construction income from operations increased by $2.0 million (or 200.0%), from $1.0 million in 2004 to $3.0 million in 2005, due primarily to the impact of the Cherry Hill acquisition. Partly offsetting the higher civil construction gross profit in 2005 was a $1.5 million increase in civil construction-related general and administrative expenses, due primarily to the addition of Cherry Hill. In addition, income from operations was negatively impacted by a $1.0 million increase in corporate general and administrative expenses, from $2.1 million in 2004 to $3.1 million in 2005, due primarily to a $0.8 million increase in compensation expense relating to the amortization of certain restricted stock awards granted in the second half of 2004.

Other (income) expense decreased by $0.9 million, from an expense of $1.4 million in 2004 to an expense of $0.5 million in 2005, due primarily to $0.6 million of expenses recorded in the second quarter of 2004 related to a public stock offering, as well as a $0.2 million one-time charge recorded in the second quarter of 2004 due to the decision to freeze all benefit accruals under our defined benefit pension plan effective June 1, 2004.

Interest expense increased by $0.2 million, from $0.1 million in 2004 to $0.3 million in 2005, due to interest expense on mortgage debt and equipment financing debt assumed in conjunction with the Cherry Hill acquisition.

The provision for income taxes increased by $3.4 million in 2005, from $1.0 million in 2004 to $4.4 million in 2005. The second quarter of 2004 results reflect a lower than normal tax rate due to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations.

Pro Forma Net Income for the Second Quarter of 2004

As mentioned above, our reported net income was $6.5 million and $12.2 million for the three months ended June 30, 2005 and 2004, respectively. Our reported basic earnings per common share were $0.24 and $0.51 for the three months ended June 30, and 2005 and 2004, respectively. Our reported diluted earnings per common share were $0.24 and $0.48 for the three months ended June 30, 2005 and 2004, respectively. Assuming an effective income tax rate of 39%, pro forma net income for the three months ended June 30, 2004 would have been $8.0 million, as compared to reported net income of $12.2 million for the three months ended June 30, 2004. Similarly, pro forma basic earnings per common share for the three months ended June 30, 2004 would have been $0.33, as compared to reported basic earnings per common share of $0.51 for the three months ended June 30, 2004. Pro forma diluted earnings per common share for the three months ended June 30, 2004 would have been $0.31, as compared to reported diluted earnings per common share of $0.48 for the three months ended June 30, 2004. The reconciliation of reported net income to pro forma net income for the three months ended June 30, 2004 is set forth below under "Reconciliation of Reported Net Income to Pro Forma Net Income for the Three Month and Six Month Periods Ended June 30, 2004."

Comparison of the Six Months Ended June 30, 2005 with the Six Months Ended June 30, 2004

Although 2005 revenues decreased by $226.2 million as the timing of new work awards was slower than anticipated, gross profit in 2005 was equal to the $47.3 million recorded in 2004 due primarily to the impact of the Cherry Hill acquisition completed in January 2005. Moreover, all of the Company's business segments experienced improved gross margins in 2005. However, income before income taxes decreased by $5.2 million (or 21%), from $24.9 million in 2004 to $19.7 million in 2005, due primarily to an increase in general and administrative expenses of $7.5 million (or 40%) due to the inclusion of expenses of Cherry Hill in 2005 and an increase in compensation expense related to the amortization of certain restricted stock awards granted in the second half of 2004. The increase in general and administrative expenses was partly offset by a $2.6 million decrease in other expense. In addition, the provision for income taxes increased by $6.2 million, from $1.5 million in 2004 to $7.7 million in 2005, due to the realization in 2004 of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations. As a result, net income decreased by $11.4 million (or 49%), from $23.4 million in 2004 to $12.0 million in 2005. Basic earnings per common share were $0.45 for the six months ended June 30, 2005, compared to $0.99 for the six months ended June 30, 2004. Diluted earnings per common share were $0.44 for the six months ended June 30, 2005, compared to $0.91 for the six months ended June 30, 2004.

                                        Revenues for the
                                   Six Months Ended June 30,
                             --------------------------------------    Increase             %
                                   2005                2004           (Decrease)          Change
                             -----------------   ------------------  --------------    -------------
                                                     (In millions)

Building                           $ 472.4              $ 661.5        $ (189.1)           (28.6)%
Civil                                114.1                 63.8        $   50.3             78.8%
Management Services                  163.4                250.8        $  (87.4)           (34.8)%
                             -----------------   ------------------  --------------
Total                              $ 749.9              $ 976.1        $ (226.2)           (23.2)%
                             =================   ==================  ==============

Overall revenues decreased by $226.2 million (or 23.2%), from $976.1 million in 2004 to $749.9 million in 2005. This decrease was due primarily to a decrease in building construction revenues of $189.1 million (or 28.6%), from $661.5 million in 2004 to $472.4 million in 2005, due primarily to the timing of the start-up of new work in the hospitality and gaming market as the timing of new work awards was slower than anticipated. Management services revenues decreased by $87.4 million (or 34.8%), from $250.8 million in 2004 to $163.4 million in 2005 due primarily to a decreased volume of work related to the rebuilding of Iraq. These decreases were partly offset by an increase in civil construction revenues of $50.3 million (or 78.8%), from $63.8 million in 2004 to $114.1 million in 2005, due primarily to the impact of the Cherry Hill acquisition.

                                 Income from Construction
                                    Operations for the
                                Six Months Ended June 30,            Increase
                            -----------------------------------     (Decrease)           %
                                2005                 2004            In Income         Change
                            --------------      ---------------    --------------   -------------
                                                     (In millions)

Building                        $ 10.9               $ 14.7            $ (3.8)          (25.9)%
Civil                              4.6                  1.2               3.4           283.3%
Management Services               12.1                 17.1              (5.0)          (29.2)%
                            --------------      ---------------    --------------
Subtotal                        $ 27.6               $ 33.0            $ (5.4)          (16.4)%

Less:  Corporate                  (6.5)                (4.5)             (2.0)          (44.4)%
                            --------------      ---------------    --------------
Total                           $ 21.1               $ 28.5            $ (7.4)          (26.0)%
                            ==============      ===============    ==============

Income from operations (excluding corporate) decreased by $5.4 million (or 16.4%), from $33.0 million in 2004 to $27.6 million in 2005. Building construction income from operations decreased by $3.8 million (or 25.9%), from $14.7 million in 2004 to $10.9 million in 2005, due primarily to the decrease in revenues discussed above. Partly offsetting the negative impact of the decrease in building construction revenues was a higher gross profit margin, largely due to profit increases recognized upon the completion and close-out of several hospitality and gaming market projects. Management services income from operations decreased by $5.0 million (or 29.2%), from $17.1 million in 2004 to $12.1 million in 2005, also due primarily to the decrease in revenues discussed above. Partly offsetting the negative impact of the decrease in management services revenues was a higher gross profit margin, largely due to profit increases recognized upon the completion and close-out of two overseas projects. Civil construction income from operations increased by $3.4 million (or 283.3%), from $1.2 million in 2004 to $4.6 million in 2005, due primarily to the impact of the Cherry Hill acquisition. Partly offsetting the higher civil construction gross profit in 2005 was a $3.7 million increase in civil construction-related general and administrative expenses, due primarily to the addition of Cherry Hill. In addition, income from operations was negatively impacted by a $2.0 million increase in corporate general and administrative expenses, from $4.5 million in 2004 to $6.5 million in 2005, due primarily to a $1.6 million increase in compensation expense related to the amortization of certain restricted stock awards granted in the second half of 2004.

Other (income) expense decreased by $2.6 million, from an expense of $3.3 million in 2004 to an expense of $0.7 million in 2005, due primarily to $1.3 million of expenses recorded in 2004 related to a public stock offering, as well as a $1.1 million decrease in the amortization of the intangible asset established in conjunction with the acquisition of Cummings in January 2003 (which is now fully amortized), and a $0.2 million one-time charge recorded in the second quarter of 2004 due to the decision to freeze all benefit accruals under our defined benefit pension plan effective June 1, 2004.

Interest expense increased by $0.4 million, from $0.3 million in 2004 to $0.7 million in 2005, due to interest expense on mortgage debt and equipment financing debt assumed in conjunction with the Cherry Hill acquisition.

The provision for income taxes increased by $6.2 million, from $1.5 million in 2004 to $7.7 million in 2005. The results for the six months ended June 30, 2004 reflect a lower than normal tax rate due to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations.

Reconciliation of Reported Net Income to Pro Forma Net Income for the Three Month and Six Month Periods Ended June 30, 2004

As mentioned above, our reported net income was $12.0 million and $23.4 million for the six months ended June 30, 2005 and 2004, respectively. Our reported basic earnings per common share were $0.45 and $0.99 for the six months ended June 30, 2005 and 2004, respectively. Our reported diluted earnings per share were $0.44 and $0.91 for the six months ended June 30, 2005 and 2004, respectively. Assuming an effective income tax rate of 39%, pro forma net income for the six months ended June 30, 2004 would have been $15.2 million, as compared to reported net income of $23.4 million for the six months ended June 30, 2004. Similarly, pro forma basic earnings per common share for the six months ended June 30, 2004 would have been $0.63, as compared to reported basic earnings per common share of $0.99 for the six months ended June 30, 2004. Pro forma diluted earnings per common share for the six months ended June 30, 2004 would have been $0.59, as compared to reported diluted earnings per common share of $0.91 for the six months ended June 30, 2004. The reconciliation of reported net income to pro forma net income for the three month and six month periods ended June 30, 2004 is set forth below:

                                                                                            Three Months             Six Months
                                                                                                Ended                   Ended
                                                                                            June 30, 2004           June 30, 2004
                                                                                           ----------------      --------------------
                                                                                               (in thousands, except per share data)
Reported net income                                                                             $ 12,176               $ 23,397
Plus:  Provision for income taxes                                                                    966                  1,495
                                                                                           ----------------      --------------------
Income before income taxes                                                                        13,142                 24,892
Provision for income taxes assuming 39% effective rate                                             5,125                  9,708
                                                                                           ----------------      --------------------
Pro forma net income                                                                            $  8,017               $ 15,184

Less: Dividends accrued on Preferred Stock                                                          (297)                  (594)
                                                                                           ----------------      --------------------
Pro forma total available for common stockholders                                               $  7,720               $ 14,590
                                                                                           ================      ====================

Pro forma basic earnings per common share                                                       $   0.33               $   0.63
                                                                                           ================      ====================

Pro forma diluted earnings per common share                                                     $   0.31               $   0.59
                                                                                           ================      ====================

Weighted average common shares outstanding:
   Basic                                                                                          23,202                 23,108
   Effect of dilutive stock options, warrants and restricted stock units outstanding               1,766                  1,823
                                                                                           ----------------      --------------------
   Diluted                                                                                        24,968                 24,931
                                                                                           ----------------      --------------------

No reconciliation of reported net income to pro forma net income for the three month and six month periods ended June 30, 2005 is provided since the actual effective tax rate approximates the pro forma tax rate of 39%; therefore, there would be no difference between actual results and pro forma results for the three month and six month periods ended June 30, 2005.

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

Liquidity and Capital Resources

Cash and Working Capital
We have a $50 million revolving credit facility (the “Credit Facility”) which is scheduled to expire in June 2007. The terms of the Credit Facility provide that we can choose from interest rate alternatives including a prime-based rate, as well as options based on LIBOR (London inter-bank offered rate). Management believes that the Credit Facility provides us with the flexibility to provide the working capital needed to support the anticipated growth of our construction activities. At June 30, 2005, we had $47.2 million available to borrow under the Credit Facility.

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

Cash and cash equivalents as reported in the accompanying consolidated condensed financial statements consist of amounts held by us as well as our proportionate share of amounts held by construction joint ventures. Cash held by us is available for general corporate purposes while cash held by construction joint ventures is available only for joint venture-related uses. Cash held by construction joint ventures is distributed from time to time to us and to the other joint venture participants in accordance with our respective percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by us from our construction joint ventures are then available for general corporate purposes. At June 30, 2005 and December 31, 2004, cash held by us and available for general corporate purposes was $43.6 million and $81.0 million, respectively, and our proportionate share of cash held by joint ventures and available only for joint venture-related uses was $51.0 million and $55.3 million, respectively.

A summary of cash flows for each of the six month periods ended June 30, 2005 and 2004 is set forth below:

                                                  Six Months
                                                 Ended June 30,
                                           ----------------------------
                                               2005            2004
                                           ------------    ------------
                                                  (In millions)
Cash flows from:
   Operating activities                        $ (18.3)         $ 20.3
   Investing activities                          (20.7)           (1.4)
   Financing activities                           (2.7)            2.6
                                           ------------    ------------
Net increase (decrease) in cash                $ (41.7)         $ 21.5
Cash at beginning of year                        136.3            67.8
                                           ------------    ------------
Cash at end of period                          $  94.6         $  89.3
                                           ============    ============

During the first six months of 2005, we used $41.7 million of cash on hand to fund $18.3 million in cash flow used by operating activities, principally to fund working capital requirements; $20.7 million to fund cash flow used by investing activities, principally to fund the January 2005 acquisition of Cherry Hill; and $2.7 million to fund cash flow used by financing activities, which was primarily used to pay down a portion of the debt assumed in conjunction with the acquisition of Cherry Hill. As a result, our consolidated cash balance decreased by $41.7 million, from $136.3 million at December 31, 2004 to $94.6 million at June 30, 2005.

Working capital decreased from $178.0 million at the end of 2004 to $172.2 million at June 30, 2005. The current ratio increased from 1.41x at December 31, 2004 to 1.47x at June 30, 2005.

On April 1, 2005, we made a $9.0 million contribution to our defined benefit pension plan and do not expect to make further contributions to the pension plan in 2005.

The amount of unbilled work increased by $5.5 million, from $90.3 million at December 31, 2004 to $95.8 million at June 30, 2005, due primarily to the addition of Cherry Hill and to the timing of certain contract billings.

Long-term Debt
Long-term debt at June 30, 2005 was $18.5 million, an increase of $9.9 million from December 31, 2004, due to mortgage debt and equipment financing debt assumed in conjunction with the Cherry Hill acquisition. Accordingly, the long-term debt to equity ratio increased from .05x at December 31, 2004 to .10x at June 30, 2005.

Dividends
There were no cash dividends declared or paid on our outstanding Common Stock during the periods presented herein.

The covenants in our prior credit agreements required us to suspend the payment of quarterly dividends on our $21.25 Preferred Stock until certain financial criteria were met. While quarterly dividends on the $21.25 Preferred Stock have not been paid since 1995, they have been fully accrued due to the "cumulative" feature of the $21.25 Preferred Stock. The aggregate amount of dividends in arrears is approximately $11.6 million as of June 30, 2005.

In November 2004, an agreement was reached to settle the class action lawsuit filed by the holders of the $21.25 Preferred Stock. (See Note 5(f) of Notes to Consolidated Condensed Financial Statements). On July 21, 2005, we announced that we expect holders of approximately 357,285 shares of outstanding Depositary Shares to participate in the settlement. The settlement and the final number of Depositary Shares participating in the settlement remain subject to Court approval. A hearing before the Court to consider approval of the settlement will be scheduled. Under the terms of the settlement, we would purchase all of the participating Depositary Shares that are submitted for $19.00 in cash and one share of our common stock for each Depositary Share. As of June 30, 2005, there were a total of 559,273 Depositary Shares outstanding.

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

  We are pursuing a strategy of expanding our construction business internally and through acquisitions, both of which will likely require additional capital. In January 2005, we completed the acquisition of Cherry Hill for $20 million in cash, net of the cash balance acquired.

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

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of June 30, 2005, management has excluded Cherry Hill Construction, Inc. ("Cherry Hill") because this company was acquired in January 2005. The assets and revenues of Cherry Hill as of and for the six months ended June 30, 2005 represent approximately 10% and 7.5%, respectively, of our consolidated assets and revenues as of and for the six months ended June 30, 2005. As part of our integration of Cherry Hill, we are in the process of incorporating our controls and procedures into the operations of Cherry Hill.

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

        In July 2003, the plaintiffs filed an amended complaint.  The amended complaint added an allegation that the defendants had further breached their fiduciary duties by authorizing a tender offer for the purchase of up to 90% of the Depositary Shares and an allegation that the collective actions of the defendants constitute unfair and deceptive business practices under the provisions of the Massachusetts Consumer Protection Act.
        The amended complaint withdrew the allegation of a breach of fiduciary duty owed to Perini, but retained the allegation with respect to a breach of those duties owed to the holders of the Depositary Shares.

        On April 12, 2004, pursuant to Defendants' Motions to Dismiss, the Court dismissed the claim under the
        Massachusetts Consumer Protection Act.  The Court did not dismiss the claim for breach of fiduciary duty, except as such claim relates to the tender offer for the purchase the Company's Depositary Shares.  Pursuant to the Court's April 12, 2004 Order, in May 2004 the plaintiffs filed a third amended complaint and a motion for class certification.  Defendants filed an answer denying any and all claims of wrongdoing and asserting affirmative defenses.

        On November 30, 2004, Perini announced that the parties had reached an agreement for settlement of the
        Action.  Under the terms of the settlement, Perini would purchase all of the Depositary Shares submitted in the settlement for consideration per share of $19.00 in cash and one share of Perini common stock.

        On April 19, 2005, the District Court of Massachusetts conditionally certified a class of holders of
        Depositary Shares for purposes of settlement only.  On May 5, 2005, the Court preliminarily approved the settlement as being fair, just, reasonable and adequate, pending a final hearing.

        As of July 25, 2005, of the 559,273 Depositary Shares outstanding, 357,285 shares were participating in the settlement and 201,988 shares were the subject of requests for exclusion from the settlement.  No one has objected to the settlement. The proposed settlement and the final determination of which shares will participate in the settlement remain subject to approval of the Court and a hearing before the Court for that purpose will be scheduled.  Frederick Doppelt will resign from his position as a director of Perini upon Court approval of the settlement.

Part II. - Other Information (continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     None

(b)     Not applicable

(c)     Not applicable

Item 3. Defaults Upon Senior Securities

(a)     None

(b)     In accordance with the covenants of certain prior credit agreements, the Company was required to suspend the payment of quarterly dividends on its $21.25 Convertible Exchangeable Preferred Stock
        ("$21.25 Preferred Stock") until certain financial criteria were met.  Although the financial criteria were satisfied as of December 31, 2000, the Company has not paid dividends on the $21.25
        Preferred Stock since 1995.  While the Company's most recent Credit Facility does not currently restrict such dividends, the Board of Directors does not believe that it is proper or prudent to pay or commit to pay dividends on the $21.25 Preferred Stock for the foreseeable future based on the
        Company's other working capital requirements. See additional comments under "Liquidity and
        Capital Resources" on pages 25 and 26 of this Quarterly Report.  As of June 30, 2005, the aggregate amount of dividends in arrears is approximately $11.6 million, which represents approximately $207.19 per share of $21.25 Preferred Stock or approximately $20.72 per
        Depositary Share.  While these dividends have not been declared or paid, they have been fully accrued in accordance with the "cumulative" feature of the $21.25 Preferred Stock.

Item 4. Submission of Matters to a Vote of Security Holders

(a)     The Company's Annual Meeting of Stockholders was held on May 19, 2005.

(b)     Not applicable

(c)     Results of voting at the 2005 Annual Meeting of Stockholders were as follows:

        (1)    Each of the following persons was elected by the holders of Common Stock as a Class III
               Director to hold office for a three-year term expiring in 2008 and until their successors are chosen and qualified:

                                                                         Number of Votes
                                                               -------------------------------------
                                                                                      Authority
                             Class III Director                     For                Withheld
                             ------------------                ---------------     -----------------

               Peter Arkley                                     18,002,315            5,978,058
               James A. Cummings                                23,917,344               63,029
               Raymond R. Oneglia                               23,581,769              398,604

        (2)    Two nominees for Preferred Directors (the "Preferred Directors") to hold office until the earlier of (i) the 2006 Annual Meeting of Stockholders and until their successors are chosen and qualified, or (ii) all dividends in arrears on the Preferred Stock have been paid or declared and funds therefor set apart for payment, were elected by the Depositary, based on the two nominees who received the greatest number of votes as indicated by the holders of the
               Depositary Shares.  A summary of the voting results follows:

Part II. - Other Information (continued)

                                                                     Number of Votes
                                                             ---------------------------------
                               Nominees for                                      Authority
                           Preferred Directors                   For             Withheld
                           -------------------               -------------    ----------------

               Frederick Doppelt                               300,716             1,750
               Martin Shubik                                   234,389             3,100
               Leland D. Zulch                                  63,883             1,000

(d)     Not applicable

Item 5. Other Information

(a)     None

(b)     None

Item 6. Exhibits

Exhibit 10.1      Fifth Amendment dated March 31, 2005 to Credit Agreement among Perini Corporation,
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

                                                                                        Perini Corporation
                                                                                                                     Registrant

Date: August 5, 2005                                                                                /s/Michael E. Ciskey
                                                                                                                     Michael E. Ciskey, Vice President and Chief Financial Officer
                                                                                                                     Duly Authorized Officer and Principal Accounting Officer