Form 10-Q
period 2005-09-30
PERINI CORP
filed 2005-11-04
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

The number of shares of Common Stock, $1.00 par value per share, of registrant outstanding at October 31, 2005 was 25,639,315.

                                          PERINI CORPORATION & SUBSIDIARIES

                                                        INDEX

                                                                                                        Page Number
Part I. -      Financial Information:

               Item 1.    Financial Statements (Unaudited)

                          Consolidated Condensed Balance Sheets -                                            3
                          September 30, 2005 and December 31, 2004

                          Consolidated Condensed Statements of Income -                                      4
                          Three Months and Nine Months ended September 30, 2005 and 2004

                          Consolidated Condensed Statement of Stockholders' Equity -                         5
                          Nine Months ended September 30, 2005

                          Consolidated Condensed Statements of Cash Flows  -                                 6
                          Nine Months ended September 30, 2005 and 2004

                          Notes to Consolidated Condensed Financial Statements                               7 - 19

               Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                          Operations                                                                        20 - 30

               Item 3.    Quantitative and Qualitative Disclosures About Market Risk                         31

               Item 4.    Controls and Procedures                                                            31

Part II. -     Other Information:

               Item 1.     Legal Proceedings                                                                 32

               Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                       32

               Item 3.     Defaults Upon Senior Securities                                                   33

               Item 4.     Submission of Matters to a Vote of Security Holders                               33

               Item 5.     Other Information                                                                 33

               Item 6.     Exhibits                                                                          33

               Signatures                                                                                    34

Part I. – Financial Information

Item 1. Financial Statements (Unaudited)

                                         PERINI CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                                 SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004
                                                    (In Thousands)

                                          ASSETS                                             SEPT. 30,       DEC. 31,
                                                                                                2005           2004
                                                                                            -------------   -----------

Cash and Cash Equivalents (Note 3)                                                             $ 100,099     $ 136,305
Accounts Receivable, including retainage                                                         345,030       372,909
Unbilled Work                                                                                     93,932        90,280
Deferred Tax Asset                                                                                 3,594         4,110
Other Current Assets                                                                               7,105         4,112
                                                                                            -------------   -----------
     Total Current Assets                                                                      $ 549,760     $ 607,716
                                                                                            -------------   -----------

Property and Equipment, less Accumulated Depreciation of $24,497 in 2005 and
$21,286 in 2004                                                                                $  53,224     $  17,486
                                                                                            -------------   -----------

Goodwill                                                                                       $  12,678     $  12,678
                                                                                            -------------   -----------

Other Assets                                                                                   $   2,351     $  16,385
                                                                                            -------------   -----------

                                                                                               $ 618,013     $ 654,265
                                                                                            =============   ===========
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Maturities of Long-term Debt                                                           $  10,641     $     759
Accounts Payable, including retainage                                                            278,294       344,684
Deferred Contract Revenue                                                                         57,115        57,111
Accrued Expenses                                                                                  20,689        27,133
                                                                                            -------------   -----------
     Total Current Liabilities                                                                 $ 366,739     $ 429,687
                                                                                            -------------   -----------

Long-term Debt, less current maturities included above (Note 11)                               $  17,429     $   8,608
                                                                                            -------------   -----------

Other Long-term Liabilities (Note 8)                                                           $  37,909     $  41,936
                                                                                            -------------   -----------

Contingencies and Commitments (Note 5)

Stockholders' Equity:
  Preferred Stock (Note 5)                                                                     $      56     $      56
  Series A Junior Participating Preferred Stock                                                        -             -
  Stock Purchase Warrants                                                                            461           965
  Common Stock                                                                                    25,629        25,233
  Additional Paid-in Capital                                                                     114,997       110,058
  Retained Earnings                                                                               81,897        64,826
                                                                                            -------------   -----------
                                                                                               $ 223,040     $ 201,138
  Accumulated Other Comprehensive Loss                                                           (27,104)      (27,104)
                                                                                            -------------   -----------
     Total Stockholders' Equity                                                                $ 195,936     $ 174,034
                                                                                            -------------   -----------

                                                                                               $ 618,013     $ 654,265
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

                                                       PERINI CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                                 (In Thousands, Except Share and Per Share Data)

                                                                                           THREE MONTHS                       NINE MONTHS
                                                                                          ENDED SEPT. 30,                   ENDED SEPT. 30,
                                                                                   ------------------------------     -----------------------------

                                                                                       2005             2004              2005            2004
                                                                                   -------------    -------------     -------------   -------------

Revenues (Note 9)                                                                     $ 380,314        $ 467,743       $ 1,130,251      $1,443,855

Cost of Operations                                                                      355,442          444,110         1,058,040       1,372,963
                                                                                   -------------    -------------     -------------   -------------

Gross Profit                                                                          $  24,872        $  23,633       $    72,211      $   70,892

General and Administrative Expenses                                                      14,710           12,912            40,982          31,720
                                                                                   -------------    -------------     -------------   -------------

INCOME FROM CONSTRUCTION OPERATIONS (Note 9)                                          $  10,162        $  10,721       $    31,229      $   39,172

Other Income (Expense), Net                                                                  29             (688)             (638)         (3,939)
Interest Expense                                                                           (418)            (198)           (1,091)           (506)
                                                                                   -------------    -------------     -------------   -------------

Income before Income Taxes                                                            $   9,773        $   9,835       $    29,500      $   34,727

Provision for Income Taxes (Note 6)                                                      (3,821)          (3,405)          (11,538)         (4,900)
                                                                                   -------------    -------------     -------------   -------------

NET INCOME                                                                             $   5,952       $    6,430      $    17,962     $    29,827
                                                                                   =============    =============     =============   =============

Less:  Accrued Dividends on $21.25 Preferred Stock (Note 8)                                (297)            (297)             (891)           (891)
                                                                                   -------------    -------------     -------------   -------------

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS                                          $   5,655        $   6,133       $    17,071     $    28,936
                                                                                   =============    =============     =============   =============

BASIC EARNINGS PER COMMON SHARE (Note 7)                                              $    0.22        $    0.26       $      0.67     $      1.24
                                                                                   =============    =============     =============   =============

DILUTED EARNINGS PER COMMON SHARE (Note 7)                                            $    0.22        $    0.25       $      0.66     $      1.16
                                                                                   =============    =============     =============   =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 7):
   BASIC                                                                             25,541,087       23,905,884        25,391,997      23,375,987
   Effect of Dilutive Stock Options, Warrants and Restricted Stock Units Outstanding    495,239        1,005,803           623,442       1,550,448
                                                                                   -------------    -------------     -------------   -------------
   DILUTED                                                                           26,036,326       24,911,687        26,015,439      24,926,435
                                                                                   -------------    -------------     -------------   -------------

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                                          PERINI CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                                                       (In Thousands)

                                                                                                                   Accumulated
                                                              Stock                   Additional                      Other
                                               Preferred     Purchase      Common      Paid-in      Retained      Comprehensive
                                                 Stock       Warrants      Stock       Capital      Earnings          Loss             Total
                                              ------------  -----------  -----------  -----------   ----------  ------------------   -----------

Balance - December 31, 2004                          $ 56        $ 965      $25,233    $ 110,058     $ 64,826           $ (27,104)    $ 174,034

Net income                                              -            -            -            -       17,962                   -        17,962

Preferred stock dividends accrued                       -            -            -            -         (891)                  -          (891)
($15.9375 per share*)

Common stock options and stock purchase
warrants exercised                                      -         (504)         255        1,175            -                   -           926

Income tax benefit attributable to nonqualified
stock options exercised                                 -            -            -        1,216            -                   -         1,216

Restricted stock compensation expense                   -            -            -        2,891            -                   -         2,891

Common Stock issued                                     -            -          141         (343)           -                   -          (202)

                                              --------------------------------------------------------------------------------------------------
Balance - September 30, 2005                         $ 56        $ 461      $25,629    $ 114,997     $ 81,897           $ (27,104)    $ 195,936
                                              ==================================================================================================

*Equivalent to $1.5938 per Depositary Share

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                                      PERINI CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                                (In Thousands)

                                                                                            NINE MONTHS
                                                                                          ENDED SEPT. 30,
                                                                                    ----------------------------
                                                                                       2005            2004
                                                                                    ------------   -------------

Cash Flows from Operating Activities:
  Net income                                                                          $  17,962       $  29,827
  Adjustments to reconcile net income to net cash from operating activities:
       Depreciation and amortization                                                      4,182           3,981
       Restricted stock compensation expense                                              2,891               -
       Income tax benefit from stock options exercised                                    1,216               -
       Deferred income taxes                                                              7,691           4,334
       Gain on sale of equipment                                                           (100)           (718)
       Gain on sale of marketable securities                                               (482)              -
       Unrealized loss on marketable securities                                             523               -
       Other items, net                                                                     674              59
       Cash used by changes in components of working capital other
         than cash, current maturities of long-term debt and deferred tax asset         (44,574)         (8,682)
                                                                                    ------------   -------------

    NET CASH (USED BY) PROVIDED FROM OPERATING ACTIVITIES                             $ (10,017)      $  28,801
                                                                                    ------------   -------------

Cash Flows from Investing Activities:
  Acquisition of Cherry Hill Construction, Inc., net of cash balance acquired (Note 4)$ (19,970)      $       -
  Acquisition of property and equipment                                                  (8,230)         (3,941)
  Proceeds from sale of property and equipment                                            1,104           1,017
  Proceeds from sale of marketable securities                                             4,758               -
  Proceeds from other investing activities                                                  663             884
                                                                                    ------------   -------------

    NET CASH USED BY INVESTING ACTIVITIES                                             $ (21,675)      $  (2,040)
                                                                                    ------------   -------------

Cash Flows from Financing Activities:
  Proceeds from long-term debt                                                        $   4,520       $   1,428
  Reduction of long-term debt                                                            (9,599)           (349)
  Proceeds from exercise of common stock options and stock purchase warrants                926           7,630
  Issuance of common stock                                                                 (202)              -
  Expenditure for stock registration                                                       (159)         (1,181)
                                                                                    ------------   -------------

    NET CASH (USED BY) PROVIDED FROM FINANCING ACTIVITIES                             $  (4,514)      $   7,528
                                                                                    ------------   -------------

Net (Decrease) Increase in Cash                                                       $ (36,206)      $  34,289
Cash at Beginning of Year                                                               136,305          67,823
                                                                                    ------------   -------------

Cash at End of Period                                                                 $ 100,099       $ 102,112
                                                                                    ============   =============

Supplemental Disclosure of Cash Paid During the Period For:
  Interest                                                                            $   1,092       $     506
                                                                                    ============   =============
  Income taxes                                                                        $   2,987       $   1,587
                                                                                    ============   =============

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation
The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004. In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2005 and December 31, 2004, results of operations for the three month and nine month periods ended September 30, 2005 and 2004, and cash flows for the nine month periods ended September 30, 2005 and 2004. The results of operations for the nine months ended September 30, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005 because the Company’s results are primarily generated from a limited number of significant active construction contracts. Therefore, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

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

The effect of the change in depreciation policy in 2005 was to increase net income for the nine months ended September 30, 2005 by approximately $0.4 million (all of which relates to the Cherry Hill fixed assets acquired effective January 1, 2005) and to increase both basic and diluted earnings per common share by $0.02. Since the new depreciation policy was applied on a prospective basis and fixed assets acquired prior to May 1, 2005 have continued to be depreciated under the policy previously in effect, the cumulative effect of a change in accounting principle or pro forma effects of retroactive application disclosure is not required in accordance with the provisions of Accounting Principles Board Opinion No. 20, “Accounting Changes”.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(3) Cash and Cash Equivalents
Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

Cash and cash equivalents as reported in the accompanying Consolidated Condensed Balance Sheets consist of amounts held by the Company that are available for general corporate purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses. Cash held by construction joint ventures is distributed from time to time to the Company and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by the Company from its construction joint ventures are then available for general corporate purposes. At September 30, 2005 and December 31, 2004, cash and cash equivalents consisted of the following (in thousands):

                                                              Sept. 30,          Dec. 31,
                                                                2005               2004
                                                           --------------    ----------------
Corporate cash and cash equivalents (available
  for general corporate purposes)                             $ 55,767            $ 81,024

Company's share of joint venture cash and
  cash equivalents (available only for joint venture
  purposes, including future distributions)                     44,332              55,281
                                                           --------------    ----------------
                                                              $100,099            $136,305
                                                           ==============    ================

(4) Acquisition of Cherry Hill Construction, Inc.
On January 21, 2005, the Company completed the acquisition of 100% of the outstanding capital stock of Cherry Hill Construction, Inc. ("Cherry Hill"), a privately held construction company based in Jessup, Maryland, for approximately $22 million in cash. Cherry Hill is an established civil contractor operating in the Mid-Atlantic and Southeast regions specializing in excavation, foundations, paving and construction of civil infrastructure. The acquisition was effective as of January 1, 2005 and, accordingly, Cherry Hill's financial results are included in the Company's consolidated results of operations and financial position beginning in the first quarter of 2005.

The transaction was accounted for using the purchase method of accounting as required by FASB Statement No. 141, "Business Combinations". The cost to acquire Cherry Hill, which consists of the $22 million cash consideration referred to above and $400,000 of other direct acquisition costs, was less than the estimated fair value of the assets acquired less the liabilities assumed. The resulting excess of the fair value of acquired net assets over cost was generally allocated as a pro rata reduction of the estimated fair value of the non-current assets acquired in accordance with SFAS No. 141. The following table summarizes fair value of the assets acquired and liabilities assumed as of January 1, 2005 after the allocation described above (in thousands):

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

Since the acquisition was effective as of January 1, 2005, the Company's actual 2005 year to date results include Cherry Hill for the total period. Therefore, the following pro forma financial information is only presented for the comparative three month and nine month periods ended September 30, 2004 (in thousands, except per share data):

                                                Three Months Ended                 Nine Months Ended
                                                September 30, 2004                September 30, 2004
                                           -----------------------------    --------------------------------
                                               Actual        Pro forma           Actual         Pro forma
                                           -------------   -------------    ---------------  ---------------

Revenues                                       $467,743       $ 505,902         $1,443,855       $1,558,332
Gross profit                                   $ 23,633       $  29,093         $   70,892       $   87,271
Net income                                     $  6,430       $   7,730         $   29,827       $   33,727

Basic earnings per common share                $   0.26       $    0.31         $     1.24       $     1.40
Diluted earnings per common share              $   0.25       $    0.30         $     1.16       $     1.32

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

The defendants filed a Motion to Dismiss the Third Amended Complaint in August, 2004. The Court ruled on the Motion To Dismiss, granting it in part, and denying it in part. Specifically, the Court dismissed one of the two bases Plaintiffs' alleged to establish a RICO action; the breach of contract claim against Tutor-Saliba and the Joint Venture for their alleged violations of minority contracting regulations; and the request that the Court declare Tutor-Saliba and the Joint Venture to be irresponsible bidders. The Court has set a trial date in January, 2007.

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

Certain of PKC's claims have been presented to a Disputes Review Board, or the DRB, which consists of three construction experts chosen by the parties. To date, the DRB has ruled on a binding basis that PKC is entitled to additional compensation for its contract time delay claim in the amount of $17.4 million. On March 20, 2002, the Superior Court of the Commonwealth of Massachusetts approved PKC's request to confirm the DRB's $17.4 million award. The MHD has appealed the Superior Court decision to the Appeals Court of the Commonwealth of Massachusetts and the appeal is pending. Oral argument was held on October 19, 2005.

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

Over the past several months, the MHD has refused to pay the Second DRB for its services, and it contends that PKC may not pay MHD's share of those expenses. PKC has nevertheless paid the Second DRB for both parties' share. This issue is currently the subject of litigation to halt the Second DRB proceedings or overturn its decisions.

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

(f) $21.25 Preferred Shareholders Class Action Lawsuit
On October 15, 2002, Frederick Doppelt, Arthur I. Caplan and Leland D. Zulch filed a lawsuit individually, and as representatives of a class of holders of the Company's $2.125 Depositary Convertible Exchangeable Preferred Shares, representing 1/10 Share of $21.25 Convertible Exchangeable Preferred Stock ("Depositary Shares") against certain current and former directors of Perini. Mr. Doppelt is a current director of Perini and Mr. Caplan is a former director of Perini. Specifically, the original complaint alleged that the defendants breached their fiduciary duties owed to the holders of the Depositary Shares and to Perini. The plaintiffs principally alleged that the defendants improperly authorized the exchange of Series B Preferred Stock for common stock while simultaneously refusing to pay accrued dividends due on the Depositary Shares.

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

On September 21, 2005, the Court gave final approval to the settlement as being fair, just, reasonable and adequate.

The settlement and the number of Depositary Shares participating in the settlement became final on October 24, 2005. Under the terms of the settlement, effective November 2, 2005, the Company purchased all of the 374,185 participating Depositary Shares that were submitted for $19.00 in cash and one share of the Company's common stock for each Depositary Share for an aggregate of $7.1 million in cash and 374,185 shares of common stock. After consummation of the settlement, 185,088 Depositary Shares remain outstanding and Frederick Doppelt will resign from his position as a director of Perini.

(6) Provision For Income Taxes
The provision for income taxes reflects a lower-than-normal tax rate for the nine months ended September 30, 2004 due to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations.

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

There were no options or stock purchase warrants whose exercise price exceeded the average market price of the Common Stock at September 30, 2005 and 2004. The effect of the assumed conversion of the Company's outstanding $21.25 Preferred Stock into Common Stock was antidilutive for all periods presented.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(8) Dividends
(a) Common Stock
There were no cash dividends declared or paid on the Company's outstanding Common Stock during the periods presented in the consolidated condensed financial statements included herein.

(b) $21.25 Preferred Stock
The covenants of the Company's prior credit agreements required the Company to suspend the payment of quarterly dividends on its $21.25 Preferred Stock until certain financial criteria were met. While quarterly dividends on the $21.25 Preferred Stock have not been paid since 1995, they have been fully accrued due to the "cumulative" feature of the $21.25 Preferred Stock. Accordingly, the aggregate amount of dividends in arrears at September 30, 2005 is approximately $11.9 million, which represents approximately $212.50 per share of $21.25 Preferred Stock or approximately $21.25 per Depositary Share. Based on the terms of the settlement with holders of the Company's $2.125 Depositary Shares (see Notes 5(f) and 11(c)), approximately $5.1 million of accrued dividends are included in "Total Current Liabilities" and the remaining $6.8 million of accrued dividends are included in "Other Long-term Liabilities" in the Consolidated Condensed Balance Sheets as of September 30, 2005. Under the terms of the $21.25 Preferred Stock, the holders of Depositary Shares are entitled to elect two additional Directors when dividends have been deferred for more than six quarters, and they did so at each of the last eight annual meetings of stockholders.

(9) Business Segments
The following tables set forth certain business segment information relating to the Company's operations for the nine month and three month periods ended September 30, 2005 and 2004 (in thousands):

Nine months ended September 30, 2005
                                                                   Reportable Segments
                                               ------------------------------------------------------------
                                                                                Management                                          Consolidated
                                                 Building         Civil         Services         Totals           Corporate             Total
                                               --------------  -------------  -------------   -------------    ----------------    ----------------

Revenues                                         $   719,415      $ 191,956     $ 218,880      $ 1,130,251           $       -         $ 1,130,251
Income from Construction Operations              $    17,595      $   8,014     $  15,829      $    41,438           $ (10,209) *      $    31,229
Assets                                           $   235,391      $ 279,029     $  39,817      $   554,237           $  63,776  **     $   618,013

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

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(9) Business Segments (continued)

Three months ended September 30, 2005
                                                                   Reportable Segments
                                               ------------------------------------------------------------
                                                                                Management                                          Consolidated
                                                 Building         Civil         Services         Totals           Corporate             Total
                                               --------------  -------------  -------------   -------------    ----------------    ----------------

Revenues                                         $   246,976       $ 77,860     $ 55,478         $ 380,314            $      -           $ 380,314
Income from Construction Operations              $     6,661       $  3,450     $  3,686         $  13,797            $ (3,635) *        $  10,162

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

(10) Employee Pension Plans
The Company has a defined benefit pension plan that covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The Company also has an unfunded supplemental retirement plan for certain employees whose benefits under the defined benefit plan are reduced because of compensation limitations under federal tax laws. In accordance with SFAS No. 132R, “Employers’ Disclosures About Pensions and Other Post-Retirement Benefits”, the pension disclosure presented below includes aggregated amounts for both of the Company’s plans. The following table sets forth the net pension cost by component for the three month and nine month periods ended September 30, 2005 and 2004 (in thousands):

                                                             Three Months                Nine Months
                                                           Ended Sept. 30,             Ended Sept. 30,
                                                       -------------------------  --------------------------
                                                          2005          2004         2005           2004
                                                       ----------   ------------  ----------    ------------

Service cost - benefits earned during the period*       $      -        $   174     $     -         $ 1,245
Interest cost on projected benefit obligation                997          1,012       3,139           3,404
Expected return on plan assets                            (1,175)        (1,032)     (3,099)         (2,967)
Amortization of prior service costs                            -             (7)          -              11
Recognized actuarial loss                                    355             10       1,245             935
                                                       ----------   ------------  ----------    ------------

  Net periodic pension cost                              $   177        $   157     $ 1,285         $ 2,628

Effect of curtailment*                                         -              -           -             247
                                                       ----------   ------------  ----------    ------------
     Total Pension Cost                                  $   177        $   157     $ 1,285         $ 2,875

                                                       ==========   ============  ==========    ============

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(10) Employee Pension Plans (continued)

On April 1, 2005, the Company made a $9.0 million contribution to its defined benefit pension plan and does not expect to make further contributions to the pension plan in 2005.

* Effective June 1, 2004, all benefit accruals under the Company's pension plan were frozen; however, the current vested benefit will be preserved. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", a one-time charge of $0.2 million was recorded in 2004.

(11) Subsequent Events

(a) Acquisition of Rudolph & Sletten, Inc.
On October 3, 2005, the Company completed the acquisition of Rudolph & Sletten, Inc., a privately held construction and construction management company, for approximately $53 million in cash. Based in Redwood City, California, and covering the major California construction markets of Los Angeles, Silicon Valley, San Francisco and Sacramento, Rudolph & Sletten is an established building contractor and construction management company specializing in corporate campuses, healthcare, biotech, pharmaceutical and high-tech projects. Rudolph & Sletten will be included in the Company's consolidated results of operations and financial position beginning in the fourth quarter of 2005.

(b) Amended and Restated Credit Agreement
On October 14, 2005, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A. and TD Banknorth (the "Amended Agreement"). The Amended Agreement amends and restates in its entirety a previously existing credit agreement dated as of January 23, 2002, as amended through March 31, 2005 (the "Existing Agreement").

The Amended Agreement provides for a secured revolving credit facility (the "Revolving Facility") of up to $50 million, unchanged from the Existing Agreement. The Amended Agreement also provides for an increase in the aggregate amount of letters of credit that may be issued under the agreement from $7.5 million to $15 million. Outstanding letters of credit reduce availability under the Revolving Facility on a dollar-for-dollar basis. The termination date of the Revolving Facility was extended from June 30, 2007 to June 30, 2008.

In addition, the Amended Agreement provides for a new $30 million secured term loan (the "Term Loan"), which was used to refinance a portion of the purchase price for the Rudolph and Sletten acquisition. The new Term Loan amortizes in equal quarterly principal payments of $1.5 million commencing December 31, 2005 and continuing through October 14, 2010.

At the Company's option, borrowings outstanding under the Amended Agreement bear interest at a fluctuating rate equal to (a) the adjusted LIBOR rate, as defined, plus 200 basis points or (b) the prime rate, as defined.

Similar to the Existing Agreement, the Amended Agreement requires the Company, among other things, to meet certain financial covenants, including maintaining minimum tangible net worth levels, fixed charge coverage and operating profit levels as well as a minimum working

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(11) Subsequent Events (continued)

(b) Amended and Restated Credit Agreement (continued)
capital ratio. The Amended Agreement also includes operational covenants customary for facilities of this type, including restrictions on incurring additional indebtedness without the consent of the lenders, other than for insurance premiums and construction equipment, as well as limitations on liens, investments, restricted payments, mergers and the purchase and sale of assets outside of the normal course of business. Similar to the Existing Agreement, the Company's obligations under the Amended Agreement are guaranteed by substantially all of the Company's current and future subsidiaries, and secured by substantially all of the Company's and its subsidiaries' assets, including a pledge of all of the capital stock of the subsidiaries.

(c) Settlement of Preferred Stock Class Action Lawsuit
On September 28, 2005, the Company announced that the United States District Court for the District of Massachusetts approved the previously announced settlement of the class action lawsuit filed by holders of our $2.125 Depositary Convertible Exchangeable Preferred Shares (the "Depositary Shares"). The settlement and the number of Depositary Shares participating in the settlement became final on October 24, 2005. Under the terms of the settlement, effective November 2, 2005, the Company purchased all of the 374,185 participating Depositary Shares that were submitted for $19.00 in cash and one share of the Company's common stock for each Depositary Share for an aggregate of $7.1 million in cash and 374,185 shares of common stock.

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

In conjunction with the finalization of the purchase price allocation for the acquisition of Cherry Hill, the Company adjusted the estimated useful lives and estimated salvage values of the Cherry Hill fixed assets. Additionally, effective May 1, 2005, the Company prospectively changed its method of calculating depreciation for construction and computer-related equipment from accelerated methods to the straight-line method. As a result of these changes, the Cherry Hill fixed assets and fixed assets acquired by the Company on or after May 1, 2005 will have depreciation provided based on estimated useful lives ranging from five to twenty years and estimated salvage values ranging from ten to forty percent of the acquisition cost. Cherry Hill's previous policy, which continued to be applied by the Company up until the finalization of the purchase price allocation, was to provide depreciation on a straight-line basis over lives ranging from five to thirty-nine years with no provision for estimated salvage values. The Company's previous policy, which will continue to apply to fixed assets acquired prior to May 1, 2005 (except for the Cherry Hill fixed assets), was to provide depreciation on construction and computer-related equipment primarily using accelerated methods over lives ranging from three to seven years and the straight-line method for remaining depreciable property over lives ranging from three to thirty years with no provision for estimated salvage values. These changes were adopted to recognize a more realistic periodic charge to income based on the Company's historical experience as well as to enhance financial statement comparability with most other public construction companies.

The effect of the change in depreciation policy in 2005 was to increase net income for the nine months ended September 30, 2005 by approximately $0.4 million (all of which relates to the Cherry Hill fixed assets acquired effective January 1, 2005) and to increase both basic and diluted earnings per common share by $0.02. Since the new depreciation policy was applied on a prospective basis and fixed assets acquired prior to May 1, 2005 have continued to be depreciated under the policy previously in effect, the cumulative effect of a change in accounting principle or pro forma effects of retroactive application disclosure is not required in accordance with the provisions of Accounting Principles Board Opinion No. 20, "Accounting Changes".

Recent Developments

Settlement of Preferred Stock Class Action Lawsuit

On September 28, 2005, we announced that the United States District Court for the District of Massachusetts approved the previously announced settlement of the class action lawsuit filed by holders of our $2.125 Depositary Convertible Exchangeable Preferred Shares (the "Depositary Shares"). The settlement and the number of Depositary Shares participating in the settlement became final on October 24, 2005. Under the terms of the settlement, effective November 2, 2005, we purchased all of the 374,185 participating Depositary Shares that were submitted for $19.00 in cash and one share of our common stock for each Depositary Share for an aggregate of $7.1 million in cash and 374,185 shares of common stock. After consummation of the settlement, 185,088 Depositary Shares remain outstanding and Frederick Doppelt will resign from his position as a director of Perini.

As a result of the settlement, approximately $2.3 million of previously accrued and unpaid dividends relating to the 374,185 Depositary Shares that we purchased will be reversed. We estimate that this reversal will result in a favorable impact on our fourth quarter and full year 2005 diluted earnings per share of approximately $0.09 per share.

Acquisition of Rudolph and Sletten, Inc.

On October 3, 2005, we completed our acquisition of Rudolph and Sletten, Inc. Based in Redwood City, California, and covering the major California construction markets of Los Angeles, Silicon Valley, San Francisco and Sacramento, Rudolph and Sletten is an established building contractor and construction management company with approximately $650 million in annual revenues for its fiscal year ended September 30, 2005 and an estimated backlog of $945 million at September 30, 2005. Rudolph and Sletten specializes in corporate campuses, healthcare, biotech, pharmaceutical and high-tech projects. Rudolph and Sletten will operate as a wholly-owned subsidiary of our company, and the existing Rudolph and Sletten senior management team will remain in place.

We purchased 100% of Rudolph and Sletten's capital stock for approximately $53 million in cash. The transaction was financed with cash on hand, a portion of which was subsequently refinanced with a new $30 million term loan under our amended and restated credit agreement. See "Amended and Restated Credit Agreement" below for a description of our amended and restated credit agreement.

We believe that the Rudolph and Sletten acquisition represents a strong strategic fit with our existing operations, and expands our building construction capabilities in the western United States. In addition, the acquisition of Rudolph and Sletten is expected to provide us with capabilities and resources to meet the growing requirements of our building segment backlog, particularly in the gaming market. The acquisition will also contribute Rudolph and Sletten's strong base of business in attractive market segments such as corporate campuses and healthcare facilities, further diversifying our end markets.

Amended and Restated Credit Agreement

On October 14, 2005, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A. and TD Banknorth (the "Amended Agreement"). The Amended Agreement amends and restates in its entirety our previously existing credit agreement dated as of January 23, 2002, as amended through March 31, 2005 (the "Existing Agreement").

The Amended Agreement provides for a secured revolving credit facility (the "Revolving Facility") of up to $50 million, unchanged from the Existing Agreement. The Amended Agreement also provides for an increase in the aggregate amount of letters of credit that may be issued under the agreement from $7.5 million to $15 million. Outstanding letters of credit reduce availability under the Revolving Facility on a dollar-for-dollar basis. The termination date of the Revolving Facility was extended from June 30, 2007 to June 30, 2008.

In addition, the Amended Agreement provides for a new $30 million secured term loan (the "Term Loan"), which was used to refinance a portion of the purchase price for the Rudolph and Sletten acquisition. The new Term Loan amortizes in equal quarterly principal payments of $1.5 million commencing December 31, 2005 and continuing through October 14, 2010. For a more detailed description of the Amended Agreement, see "Liquidity and Capital Resources - Cash and Working Capital" below.

Significant New Work Awards

In October 2005, we announced the receipt of several significant new contracts by our building construction segment in the hospitality and gaming market. Both the Trump International Hotel and Tower Las Vegas and The Cosmopolitan Resort and Casino in Las Vegas with a combined estimated construction contract value in excess of $1.4 billion were included in our $3.3 billion backlog at September 30, 2005. In addition, we announced the receipt of a $462.8 million contract for construction of the 2 million-square-foot expansion of the Foxwoods Resort Casino in southeastern Connecticut which is not included in our $3.3 billion backlog at September 30, 2005. All three projects are currently scheduled for completion in early to mid-2008.

In May 2005, we announced that we have been selected for a multi-billion construction contract from MGM MIRAGE to build a major portion of Project CityCenter in Las Vegas, Nevada. The estimated value of our construction contract is in excess of $3 billion, and has not been included in our $3.33 billion backlog at September 30, 2005 pending finalization of contract scope, terms and conditions. MGM MIRAGE has stated it plans to complete the entire project by the end of 2009.

Backlog Analysis for 2005

The following table provides an analysis of our backlog by business segment for the nine month period ended September 30, 2005:

                                     Backlog at           New Business             Revenue               Backlog at
                                  December 31, 2004        Awarded               Recognized            Sept. 30, 2005
                                  -----------------   ------------------     -------------------     ------------------
                                                                    (In thousands)
Building                               $   570.1              $ 2,645.7               $   719.4              $ 2,496.4
Civil                                      230.7                  472.2                   192.0                  510.9
Management Services                        350.7                  187.0                   218.9                  318.8
                                -----------------     ------------------     -------------------     ------------------
Total                                  $ 1,151.5              $ 3,304.9               $ 1,130.3              $ 3,326.1
                                =================     ==================     ===================     ==================

Results of Operations

Comparison of the Third Quarter of 2005 with the Third Quarter of 2004

Although revenues decreased by $87.4 million as the timing of new work awards was slower than anticipated, gross profit in 2005 increased by $1.3 million, from $23.6 million in 2004 to $24.9 million in 2005, due primarily to the impact of the Cherry Hill acquisition in January 2005. Moreover, all of the Company's business segments experienced improved gross margins in 2005. However, income before income taxes of $9.8 million was unchanged from that experienced in 2004, due primarily to an increase in general and administrative expenses of $1.8million (or 14.0%) due to the inclusion of expenses of Cherry Hill in 2005 and an increase in compensation expense related to the amortization of certain restricted stock awards granted in the second half of 2004. The increase in general and administrative expenses was partly offset by a $0.7 million decrease in other income (expense). In addition, interest expense increased by $0.2 million and the provision for income taxes increased by $0.4 million. As a result, net income decreased by $0.4 million (or 6.2%), from $6.4 million in 2004 to $6.0 million in 2005. Basic earnings per common share were $0.22 for the three months ended September 30, 2005, compared to $0.26 for the three months ended September 30, 2004. Diluted earnings per common share were

$0.22 for the three months ended September 30, 2005, compared to $0.25 for the three months ended September 30, 2004.

                                      Revenues for the
                                Three Months Ended Sept. 30,
                            --------------------------------------      Increase           %
                                2005                   2004            (Decrease)      Change
                            --------------        ----------------   ----------------------------
                                                (In millions)

Building                          $ 247.0                 $ 346.6         $ (99.6)        (28.7)%
Civil                                77.9                    46.7            31.2          66.8%
Management Services                  55.5                    74.5           (19.0)        (25.5)%
                            --------------        ----------------   -------------
Total                             $ 380.4                 $ 467.8         $ (87.4)        (18.7)%
                            ==============        ================   =============

Overall revenues decreased by $87.4 million (or 18.7%), from $467.8 million in 2004 to $380.4 million in 2005. This decrease was due primarily to a decrease in building construction revenues of $99.6 million (or 28.7%), from $346.6 million in 2004 to $247.0 million in 2005, due primarily to the timing of the start-up of new work in the hospitality and gaming market as the timing of new work awards was slower than anticipated. Management services revenues decreased by $19.0 million (or 25.5%), from $74.5 million in 2004 to $55.5 million in 2005, due primarily to a decreased volume of work related to the rebuilding of Iraq. These decreases were partly offset by an increase in civil construction revenues of $31.2 million (or 66.8%), from $46.7 million in 2004 to $77.9 million in 2005, due primarily to the impact of the Cherry Hill acquisition.

                                      Income from Construction
                                         Operations for the
                                Three Months Ended Sept. 30,                 Increase
                                --------------------------------------      (Decrease)           %
                                      2005                 2004              In Income         Change
                                -----------------    -----------------    ---------------   -------------
                                                     (In millions)

Building                            $  6.7               $  7.0               $ (0.3)          (4.3)%
Civil                                  3.4                  0.9                  2.5          277.8%
Management Services                    3.7                  5.6                 (1.9)         (33.9)%
                                -----------------    -----------------    ---------------
Subtotal                            $ 13.8               $ 13.5               $  0.3            2.2%

Less:  Corporate                      (3.7)                (2.8)                (0.9)         (32.1)%
                                -----------------    -----------------    ---------------
Total                               $ 10.1               $ 10.7               $ (0.6)          (5.6)%
                                =================    =================    ===============

Income from operations (excluding corporate) increased by $0.3 million (or 2.2%), from $13.5 million in 2004 to $13.8 million in 2005. Building construction income from operations decreased by $0.3 million (or 4.3%), from $7.0 million in 2004 to $6.7 million in 2005, due primarily to the decrease in revenues discussed above. Partly offsetting the negative impact of the decrease in building construction revenues was a higher gross profit margin, largely due to profit increases recognized upon the completion and close-out of several hospitality and gaming market projects. Management services income from operations decreased by $1.9 million (or 33.9%), from $5.6 million in 2004 to $3.7 million in 2005, also due primarily to the decrease in revenues discussed above. Civil construction income from operations increased by $2.5 million (or 277.8%), from $0.9 million in 2004 to $3.4 million in 2005, due primarily to the impact of the Cherry Hill acquisition. Partly offsetting the higher civil construction gross profit margin in 2005 was a $1.6 million increase in civil construction-related general and administrative expenses, due primarily to the addition of Cherry Hill in 2005. In addition, income from operations was negatively impacted by a $0.9 million increase in corporate general and administrative expenses, from $2.8 million in 2004 to $3.7 million in 2005, due primarily to a $0.5 million increase in compensation expense related to the amortization of certain restricted stock awards granted in the second half of 2004.

Other income (expense) decreased by $0.7 million, from an expense of $0.7 million in 2004 to zero in 2005, due primarily to $0.2 million in expenses recorded in the third quarter of 2004 related to a public stock offering as well as a $0.2 million decrease in the amortization of the intangible asset established in conjunction with the acquisition of Cummings in January 2003 (which is now fully amortized).

Interest expense increased by $0.2 million, from $0.2 million in 2004 to $0.4 million in 2005, due to interest expense on mortgage debt and equipment financing debt assumed in conjunction with the Cherry Hill acquisition.

The provision for income taxes increased by $0.4 million in 2005, from $3.4 million in 2004 to $3.8 million in 2005, based on a higher effective tax rate of 39.1% in 2005 compared to 34.6% in 2004.

Comparison of the Nine Months Ended September 30, 2005 with the Nine Months Ended September 30, 2004

Although revenues decreased by $313.6 million as the timing of new work awards was slower than anticipated, gross profit in 2005 increased by $1.3 million (or 1.8%), from $70.9 million in 2004 to $72.2 million in 2005, as all of the Company's business segments experienced improved gross margins in 2005. However, income before income taxes decreased by $5.2 million (or 15.0%), from $34.7 million in 2004 to $29.5 million in 2005, due primarily to an increase in general and administrative expenses of $9.3 million (or 29.0%) due to the addition of Cherry Hill in 2005 and an increase in compensation expense related to the amortization of certain restricted stock awards granted in the second half of 2004. The increase in general and administrative expenses was partly offset by a $3.3 million decrease in other income (expense). In addition, interest expense increased by $0.6 million and the provision for income taxes increased by $6.6 million, from $4.9 million in 2004 to $11.5 million in 2005, due to the realization in 2004 of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations. As a result, net income decreased by $11.8 million (or 39.6%), from $29.8 million in 2004 to $18.0 million in 2005. Basic earnings per common share were $0.67 for the nine months ended September 30, 2005, compared to $1.24 for the nine months ended September 30, 2004. Diluted earnings per common share were $0.66 for the nine months ended September 30, 2005, compared to $1.16 for the nine months ended September 30, 2004.

Assuming an effective income tax rate of 39%, pro forma net income for the nine months ended September 30, 2004 would have been $21.2 million, compared to reported net income of $18.0 million for the nine months ended September 30, 2005. Similarly, pro forma basic earnings per share for the nine months ended September 30, 2004 would have been $0.87, compared to reported basic earnings per share of $0.67 for the nine months ended September 30, 2005. Pro forma diluted earnings per share for the nine months ended September 30, 2004 would have been $0.81, compared to reported diluted earnings per share of $0.66 for the nine months ended September 30, 2005.

                                         Revenues for the
                                  Nine Months Ended Sept. 30,
                             --------------------------------------    Increase             %
                                   2005                2004           (Decrease)          Change
                             -----------------   ------------------  --------------    -------------
                                                   (In millions)

Building                         $   719.4            $ 1,008.1         $ (288.7)         (28.6)%
Civil                                192.0                110.5             81.5           73.8%
Management Services                  218.9                325.3           (106.4)         (32.7)%
                             -----------------   ------------------  --------------
Total                            $ 1,130.3            $ 1,443.9         $ (313.6)         (21.7)%
                             =================   ==================  ==============

Overall revenues decreased by $313.6 million (or 21.7%), from $1,443.9 million in 2004 to $1,130.3 million in 2005. This decrease was due primarily to a decrease in building construction revenues of $288.7 million (or 28.6%), from $1,008.1 million in 2004 to $719.4 million in 2005, due primarily to the timing of the start-up of new work in the hospitality and gaming market as the timing of new work awards was slower than anticipated. Management services revenues decreased by $106.4 million (or 32.7%), from $325.3 million in 2004 to $218.9 million in 2005 due primarily to a decreased volume of work related to the rebuilding of Iraq. These decreases were partly offset by an increase in civil construction revenues of $81.5 million (or 73.8%), from $110.5 million in 2004 to $192.0 million in 2005, due primarily to the impact of the Cherry Hill acquisition.

                                 Income from Construction
                                    Operations for the
                            Nine Months Ended Sept. 30,               Increase
                            -----------------------------------      (Decrease)           %
                                2005                 2004            In Income         Change
                            --------------      ---------------    --------------   -------------
                                                 (In millions)

Building                        $ 17.6               $ 21.7            $ (4.1)          (18.9)%
Civil                              8.0                  2.1               5.9           281.0%
Management Services               15.8                 22.7              (6.9)          (30.4)%
                            --------------      ---------------    --------------
Subtotal                        $ 41.4               $ 46.5            $ (5.1)          (11.0)%

Less:  Corporate                 (10.2)                (7.3)             (2.9)          (39.7)%
                            --------------      ---------------    --------------
Total                           $ 31.2               $ 39.2            $ (8.0)          (20.4)%
                            ==============      ===============    ==============

Income from operations (excluding corporate) decreased by $5.1 million (or 11.0%), from $46.5 million in 2004 to $41.4 million in 2005. Building construction income from operations decreased by $4.1 million (or 18.9%), from $21.7 million in 2004 to $17.6 million in 2005, due primarily to the decrease in revenues discussed above. Partly offsetting the negative impact of the decrease in building construction revenues was a higher gross profit margin, largely due to profit increases recognized upon the completion and close-out of several hospitality and gaming market projects. Management services income from operations decreased by $6.9 million (or 30.4%), from $22.7 million in 2004 to $15.8 million in 2005, also due primarily to the decrease in revenues discussed above. Partly offsetting the negative impact of the decrease in management services revenues was a higher gross profit margin, largely due to profit increases recognized upon the completion and close-out of two overseas projects. Civil construction income from operations increased by $5.9 million (or 281.0%), from $2.1 million in 2004 to $8.0 million in 2005, due primarily to the impact of the Cherry Hill acquisition. Partly offsetting the higher civil construction gross profit margin in 2005 was a $5.3 million increase in civil construction-related general and administrative expenses, due primarily to the addition of Cherry Hill in 2005. In addition, income from operations was negatively impacted by a $2.9 million increase in corporate general and administrative expenses, from $7.3 million in 2004 to $10.2 million in 2005, due primarily to a $2.9 million increase in compensation expense related to the amortization of certain restricted stock awards granted in the second half of 2004.

Other income (expense) decreased by $3.3 million, from an expense of $3.9 million in 2004 to an expense of

$0.6 million in 2005, due primarily to a decrease of $1.5 million of expenses related to a public stock offering, as well as a $1.4 million decrease in the amortization of the intangible asset established in conjunction with the acquisition of Cummings in January 2003 (which is now fully amortized), and a $0.2 million one-time charge recorded in the second quarter of 2004 due to the decision to freeze all benefit accruals under our defined benefit pension plan effective June 1, 2004.

Interest expense increased by $0.6 million, from $0.5 million in 2004 to $1.1 million in 2005, due to interest expense on mortgage debt and equipment financing debt assumed in conjunction with the Cherry Hill acquisition.

The provision for income taxes increased by $6.6 million, from $4.9 million in 2004 to $11.5 million in 2005, since the results for the nine months ended September 30, 2004 reflect a lower than normal tax rate due to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations.

Reconciliation of Reported Net Income to Pro Forma Net Income for the Nine Months Ended September 30, 2004

As mentioned above, our reported net income was $29.8 million for the nine months ended September 30, 2004. Our reported basic earnings per common share were $1.24 for the nine months ended September 30, 2004. Our reported diluted earnings per share were $1.16 for the nine months ended September 30, 2004. Assuming an effective income tax rate of 39%, pro forma net income for the nine months ended September 30, 2004 would have been $21.2 million, as compared to reported net income of $29.8 million for the nine months ended September 30, 2004. Similarly, pro forma basic earnings per common share for the nine months ended September 30, 2004 would have been $0.87, as compared to reported basic earnings per common share of $1.24 for the nine months ended September 30, 2004. Pro forma diluted earnings per common share for the nine months ended September 30, 2004 would have been $0.81, as compared to reported diluted earnings per common share of $1.16 for the nine months ended September 30, 2004. The reconciliation of reported net income to pro forma net income for the nine months ended September 30, 2004 is set forth below:

                                                                                                 Nine Months
                                                                                                     Ended
                                                                                               September 30, 2004
                                                                                            -------------------------
                                                                                             (In thousands, except
                                                                                                per share data)
Reported net income                                                                                 $ 29,827
Plus:  Provision for income taxes                                                                      4,900
                                                                                            -------------------------
Income before income taxes                                                                            34,727
Provision for income taxes assuming 39% effective rate                                                13,544
                                                                                            -------------------------
Pro forma net income                                                                                $ 21,183

Less: Dividends accrued on Preferred Stock                                                              (891)
                                                                                            -------------------------
Pro forma total available for common stockholders                                                   $ 20,292
                                                                                            =========================

Pro forma basic earnings per common share                                                           $   0.87
                                                                                            =========================

Pro forma diluted earnings per common share                                                         $   0.81
                                                                                            =========================

Weighted average common shares outstanding:
   Basic                                                                                              23,376
   Effect of dilutive stock options, warrants and restricted stock units outstanding                   1,550
                                                                                            -------------------------
   Diluted                                                                                            24,926
                                                                                            -------------------------

No reconciliation of reported net income to pro forma net income for the nine month period ended September

30, 2005 and the three month periods ended September 30, 2005 and 2004 are provided since the actual effective tax rate approximates the pro forma tax rate of 39%; therefore, there would be no significant difference between actual results and pro forma results for nine month period ended September 30, 2005 and for the three month periods ended September 30, 2005 and 2004.

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

Liquidity and Capital Resources

Cash and Working Capital
On October 14, 2005, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A. and TD Banknorth (the "Amended Agreement"). The Amended Agreement amends and restates in its entirety our previously existing credit agreement dated as of January 23, 2002, as amended through March 31, 2005 (the "Existing Agreement").

The Amended Agreement provides for a secured revolving credit facility (the "Revolving Facility") of up to $50 million, unchanged from the Existing Agreement. The Amended Agreement also provides for an increase in the aggregate amount of letters of credit that may be issued under the agreement from $7.5 million to $15 million. Outstanding letters of credit reduce availability under the Revolving Facility on a dollar-for-dollar basis. The termination date of the Revolving Facility was extended from June 30, 2007 to June 30, 2008.

In addition, the Amended Agreement provides for a new $30 million secured term loan (the "Term Loan"), which was used to refinance a portion of the purchase price for the Rudolph and Sletten acquisition. The new Term Loan amortizes in equal quarterly principal payments of $1.5 million commencing December 31, 2005 and continuing through October 14, 2010.

Interest accrues on borrowings under the Amended Agreement at an annual rate equal to, at our option, either (1) adjusted LIBOR plus 200 basis points or (2) the prime rate. Outstanding letters of credit under the Amended Agreement are subject to a per annum fee equal to 150 basis points. We are also required to pay administrative fees, commitment fees, letter of credit issuance and administration fees and certain expenses, and to provide certain indemnities, all of which we believe are customary for financings of this type.

Similar to the Existing Agreement, the Amended Agreement requires us to meet certain financial covenants, including:

  a minimum working capital ratio of current assets over current liabilities of at least 1.20 to 1.00 at the end of each fiscal quarter;

  a minimum tangible net worth of at least $150 million plus, on a cumulative basis, 50% of consolidated net income for each consecutive two fiscal quarters ended on June 30 and December 31 of each fiscal year;

  a minimum fixed charge coverage ratio of consolidated EBITDA (net income plus taxes, interest, depreciation and amortization and less capital expenditures) over covered charges

(which include interest expense, cash taxes, scheduled payments of principal and interest and current period dividends on our outstanding preferred stock) of at least 1.50 to 1.00 as of the end of each fiscal quarter, calculated for the four consecutive fiscal quarters then ending;

  minimum consolidated net income of at least $1.00 for each fiscal quarter; and

  minimum net operating profit levels of at least $27.5 million in the aggregate for the fiscal year ending December 31, 2005, at least $35 million in the aggregate for each of the four consecutive quarter periods ending March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006, and at least $40 million in the aggregate for the four consecutive quarter period ending March 31, 2007 and for each period of four consecutive fiscal quarters ending thereafter.

The Amended Agreement also includes operating covenants which we believe are customary for financings of this type, including restrictions on indebtedness, liens, investments, restricted payments, mergers and the purchase and sale of assets outside of the normal course of business. The Amended Agreement also provides for events of default which we believe are customary for financings of this type, with corresponding grace periods. The operating covenants and events of default under our Amended Agreement are substantially similar to those under the Existing Agreement.

As with the Existing Agreement, our obligations outstanding under the Amended Agreement are guaranteed by substantially all of our current and future subsidiaries, and are secured by substantially all of our and our subsidiaries' assets, including a pledge of all of the capital stock of our domestic subsidiaries.

Cash and cash equivalents as reported in the accompanying consolidated condensed financial statements consist of amounts held by us as well as our proportionate share of amounts held by construction joint ventures. Cash held by us is available for general corporate purposes while cash held by construction joint ventures is available only for joint venture-related uses. Cash held by construction joint ventures is distributed from time to time to us and to the other joint venture participants in accordance with our respective percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by us from our construction joint ventures are then available for general corporate purposes. At September 30, 2005 and December 31, 2004, cash held by us and available for general corporate purposes was $55.8 million and $81.0 million, respectively, and our proportionate share of cash held by joint ventures and available only for joint venture-related uses was $44.3 million and $55.3 million, respectively.

A summary of cash flows for each of the nine month periods ended September 30, 2005 and 2004 is set forth below:

                                                            Nine Months
                                                         Ended September 30,
                                                     ----------------------------
                                                        2005            2004
                                                     ------------    ------------
                                                            (In millions)
          Cash flows from:
            Operating activities                       $ (10.0)         $ 28.8
            Investing activities                         (21.7)           (2.0)
            Financing activities                          (4.5)            7.5
                                                     ------------    ------------
          Net increase (decrease) in cash              $ (36.2)         $ 34.3
          Cash at beginning of year                      136.3            67.8
                                                     ------------    ------------
          Cash at end of period                        $ 100.1         $ 102.1
                                                     ============    ============

During the first nine months of 2005, we used $36.2 million of cash on hand to fund $10.0 million in cash flow used by operating activities, principally to fund working capital requirements; $21.7 million to fund cash flow used by investing activities, principally to fund the January 2005 acquisition of Cherry Hill; and $4.5 million to fund cash flow used by financing activities, which was primarily used to pay down a portion of the debt we assumed in conjunction with the acquisition of Cherry Hill. As a result, our consolidated cash balance decreased by $36.2 million, from $136.3 million at December 31, 2004 to $100.1 million at September 30, 2005.

Working capital increased from $178.0 million at the end of 2004 to $183.0 million at September 30, 2005. The current ratio increased from 1.41x at December 31, 2004 to 1.50x at September 30, 2005.

On April 1, 2005, we made a $9.0 million contribution to our defined benefit pension plan and do not expect to make further contributions to the pension plan in 2005.

The amount of unbilled work increased by $3.6 million, from $90.3 million at December 31, 2004 to $93.9 million at September 30, 2005, due primarily to the addition of Cherry Hill and to the timing of certain contract billings.

Long-term Debt
Long-term debt at September 30, 2005 was $17.4 million, an increase of $8.8 million from December 31, 2004, due to mortgage debt and equipment financing debt assumed in conjunction with the Cherry Hill acquisition. Accordingly, the long-term debt to equity ratio increased from .05x at December 31, 2004 to .09x at September 30, 2005.

Dividends
There were no cash dividends declared or paid on our outstanding Common Stock during the periods presented herein.

The covenants in our prior credit agreements required us to suspend the payment of quarterly dividends on our $21.25 Preferred Stock until certain financial criteria were met. While quarterly dividends on the $21.25 Preferred Stock have not been paid since 1995, they have been fully accrued due to the "cumulative" feature of the $21.25 Preferred Stock. The aggregate amount of dividends in arrears is approximately $11.9 million as of September 30, 2005.

In November 2004, an agreement was reached to settle the class action lawsuit filed by the holders of the $21.25 Preferred Stock. (See Note 5(f) of Notes to Consolidated Condensed Financial Statements). On September 28, 2005, we announced that the United States District Court for the District of Massachusetts

approved the settlement. The settlement and the number of $2.125 Depositary Convertible Exchangeable Preferred Shares (the "Depositary Shares") participating in the settlement became final on October 24, 2005. Under the terms of the settlement, effective November 2, 2005, we purchased all of the 374,185 participating Depositary Shares that were submitted for $19.00 in cash and one share of our common stock for each Depositary Share for an aggregate of $7.1 million in cash and 374,185 shares of common stock. After consummation of the settlement, 185,088 Depositary Shares remain outstanding.

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

  We are pursuing a strategy of expanding our construction business internally and through acquisitions, both of which will likely require additional capital. In January 2005, we completed the acquisition of Cherry Hill for $20 million in cash, net of the cash balance acquired, and on October 3, 2005 we completed the acquisition of Rudolph & Sletten, Inc. for $53 million in cash.

Forward-looking Statements

The statements contained in this Management's Discussion and Analysis of the Consolidated Condensed Financial Statements and other sections of this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to successfully and timely complete construction projects; our ability to convert MGM Project CityCenter and other pending awards to backlog; our ability to successfully complete the integration of Rudolph and Sletten; the risk that we will incur unanticipated costs related to the acquired operations or not realize expected revenues, synergies and cost savings; the potential delay, suspension, termination or reduction in scope of a construction project; the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules; the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings; the availability of borrowed funds on terms acceptable to us; the ability to retain certain members of management; the ability to obtain surety bonds to secure our performance under certain construction contracts; possible labor disputes or work stoppages within the construction industry; changes in federal and state appropriations for infrastructure projects; possible changes or developments in worldwide or domestic political, social, economic, business, industry, market and regulatory conditions or circumstances; and actions taken or not taken by third parties including our customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials; and other risks and uncertainties discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 4, 2005. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of September 30, 2005, management has excluded Cherry Hill Construction, Inc. ("Cherry Hill") because this company was acquired in January 2005. The assets and revenues of Cherry Hill as of and for the nine months ended September 30, 2005 represent approximately 12% and 8.5%, respectively, of our consolidated assets and revenues as of and for the nine months ended September 30, 2005. As part of our integration of Cherry Hill, we are in the process of incorporating our controls and procedures into the operations of Cherry Hill.

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

        On September 21, 2005, the Court gave final approval to the settlement as being fair, just, reasonable and adequate.

        The settlement and the number of Depositary Shares participating in the settlement became final on October
        24, 2005.  Under the terms of the settlement, effective November 2, 2005, the Company purchased all of the
        374,185 participating Depositary Shares that were submitted for $19.00 in cash and one share of the
        Company's common stock for each Depositary Share for an aggregate of $7.1 million in cash and 374,185 shares of common stock.  After consummation of the settlement, 185,088 Depositary Shares remain outstanding and
        Frederick Doppelt will resign from his position as a director of Perini.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     None

(b)     Not applicable

(c)     Not applicable

Part II. - Other Information (continued)

Item 3. Defaults Upon Senior Securities

(a)     None

(b)     In accordance with the covenants of certain prior credit agreements, the Company was required to suspend the payment of quarterly dividends on its $21.25 Convertible Exchangeable Preferred Stock
        ("$21.25 Preferred Stock") until certain financial criteria were met.  Although the financial criteria were satisfied as of December 31, 2000, the Company has not paid dividends on the $21.25
        Preferred Stock since 1995.  While the Company's most recent Credit Facility does not currently restrict such dividends, the Board of Directors does not believe that it is proper or prudent to pay or commit to pay dividends on the $21.25 Preferred Stock for the foreseeable future based on the
        Company's other working capital requirements. See additional comments under "Liquidity and
        Capital Resources - Dividends" on pages 29 and 30 of this Quarterly Report.  As of September 30,
        2005, the aggregate amount of dividends in arrears is approximately $11.9 million, which represents approximately $212.50 per share of $21.25 Preferred Stock or approximately $21.25 per
        Depositary Share.  While these dividends have not been declared or paid, they have been fully accrued in accordance with the "cumulative" feature of the $21.25 Preferred Stock.

Item 4. Submission of Matters to a Vote of Security Holders

(a)     None

(b)     Not applicable

(c)     Not applicable

(d)     Not applicable

Item 5. Other Information

(a)     None

(b)     None

Item 6. Exhibits

Exhibit 10.1      Stock Purchase Agreement dated October 3, 2005 by and among Perini Corporation,
                  Rudolph and Sletten, Inc. and the Shareholders of Rudolph and Sletten, Inc. - filed herewith.

Exhibit 10.2      Amended and Restated Credit Agreement dated October 14, 2005 among Perini
                  Corporation, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as
                  Arranger, and the Lenders Party Hereto - filed herewith.

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

                                                                        Perini Corporation
                                                                        Registrant

Date: November 4, 2005                               /s/Michael E. Ciskey
                                                                        Michael E. Ciskey, Vice President and Chief Financial Officer
                                                                        Duly Authorized Officer and Principal Accounting Officer