Form 10-K
period 2005-12-31
PERINI CORP
filed 2006-03-10
CIK 77543

FORM 10-K

United States Securities and Exchange Commission                                                                                Commission File No. 1-6314
Washington, DC 20549

(Mark One)

[X]      Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934.

For the fiscal year ended December 31, 2005

[   ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __________ to ____________.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was $228,549,980 as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of Common Stock, $1.00 par value per share, outstanding at February 23, 2006 was 26,097,656.

Documents Incorporated by Reference

Portions of the definitive proxy statement relating to the registrant’s annual meeting of stockholders to be held on May 18, 2006 are incorporated by reference into Part III of this report.

                                                 PERINI CORPORATION

                                               INDEX TO ANNUAL REPORT

                                                    ON FORM 10-K

                                                                                                                    PAGE

PART I

Item 1:                 Business                                                                                    2 - 12

Item 1A:                Risk Factors                                                                                12 - 19

Item 1B:                Unresolved Staff Comments                                                                   19

Item 2:                 Properties                                                                                  20

Item 3:                 Legal Proceedings                                                                           20 - 24

Item 4:                 Submission of Matters to a Vote of Security Holders                                         24 - 25

PART II

Item 5:                 Market for the Registrant's Common Equity and Related Stockholder Matters                   26

Item 6:                 Selected Financial Data                                                                     27 - 28

Item 7:                 Management's Discussion and Analysis of Financial Condition and Results of Operations       29 - 45

Item 7A:                Quantitative and Qualitative Disclosure About Market Risk                                   45

Item 8:                 Financial Statements and Supplementary Data                                                 45

Item 9:                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        45

Item 9A:                Controls and Procedures                                                                     45 - 47

Item 9B:                Other Information                                                                           47

PART III

Item 10:                Directors and Executive Officers of the Registrant                                          48

Item 11:                Executive Compensation                                                                      48

Item 12:                Security Ownership of Certain Beneficial Owners and Management and Related
                        Stockholder Matters                                                                         48

Item 13:                Certain Relationships and Related Transactions                                              48

Item 14:                Principal Accountant Fees and Services                                                      48

PART IV

Item 15:                Exhibits and Financial Statement Schedules                                                  49

Signatures                                                                                                          50

PART I.

Forward-looking Statements

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the Company’s ability to convert backlog into revenue; the Company’s ability to successfully complete construction projects; the potential delay, suspension, termination, or reduction in scope of construction project; the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules; the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings; the availability of borrowed funds on terms acceptable to us; the ability to retain certain members of management; the ability to obtain surety bonds to secure our performance under certain construction contracts; possible labor disputes or work stoppages within the construction industry; changes in federal and state appropriations for infrastructure projects; possible changes or developments in worldwide or domestic political, social, economic, business, industry, market and regulatory conditions or circumstances; and actions taken or not taken by third parties, including our customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials. Also see “Item 1A. Risk Factors” on pages 12 through 19. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ITEM 1. BUSINESS

General

     Perini Corporation and its subsidiaries (or “Perini,” “we,” “us,” and “our,” unless the context indicates otherwise) is a leading construction services company, based on revenues, as ranked by Engineering News-Record, or ENR, offering diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world. We have provided construction services since 1894 and have established a strong reputation within our markets by executing large, complex projects on time and within budget while adhering to strict quality control measures. We offer general contracting, preconstruction planning and comprehensive project management services, including the planning and scheduling of the manpower, equipment, materials and subcontractors required for a project. We also offer self-performed construction services including site work, concrete forming and placement and steel erection. During 2005, we performed work on approximately 300 construction projects for over 180 federal, state and local government agencies or authorities and private customers. Our headquarters are in Framingham, Massachusetts, and we have twelve other principal offices throughout the United States. Our common stock is listed on the New York Stock Exchange under the symbol “PCR”. Our $21.25 Preferred Stock is listed on the American Stock Exchange.

     Our business is conducted through three primary segments: building, civil, and management services. Our building segment, comprised of Perini Building Company, James A. Cummings, Inc., or Cummings, and the newly acquired Rudolph and Sletten, Inc., focuses on large, complex projects in the hospitality and gaming, sports and entertainment, educational, transportation, healthcare, biotech, pharmaceutical and high-tech markets. Our civil segment is comprised of Perini Civil Construction and the newly acquired Cherry Hill Construction, Inc., or Cherry Hill, and focuses on public works construction primarily in the eastern United States, including the repair, replacement and reconstruction of the public infrastructure such as highways, bridges, mass transit systems and wastewater treatment facilities. Our management services segment provides diversified construction, design-build and maintenance services to the U.S. military and government agencies as well as power producers, surety companies and multi-national corporations.

Business Segment Overview

Building Segment

     Our building segment has significant experience providing services to a number of high growth, specialized building markets, including the hospitality and gaming, sports and entertainment, educational, transportation, healthcare, biotech, pharmaceutical and high-tech markets. We believe our success within the building segment results from our proven ability to manage and perform large, complex projects with aggressive fast-track schedules, elaborate designs and advanced systems while providing accurate budgeting and strict quality control. Although price is a key competitive factor, we believe our strong reputation, long-standing customer relationships and significant level of repeat and referral business have enabled us to achieve our leading position.

     We believe the hospitality and gaming market provides significant opportunities for growth. We are a recognized leader in this market, specializing in the construction of high-end destination resorts and casinos and Native American developments. We work with hotel operators, Native American tribal councils, developers and architectural firms to provide diversified construction services to meet the challenges of new construction and renovation of hotel and resort properties. We believe that our reputation for completing projects on time is a significant competitive advantage in this market, as any delay in project completion may result in significant loss of revenues for the customer. In its 2005 rankings based on revenue, ENR ranked us as the nation’s 13th largest contractor in the general building market, the largest builder in the hotel, motel and convention center market, the third largest builder in the entertainment market, and as one of the top 25 builders in the retail market. Had the ENR 2005 rankings taken into account our acquisition of Rudolph and Sletten, we believe that we would have ranked as the nation’s 8th largest contractor in the general building market, the largest builder in the hotel, motel and convention center market and as one of the top 25 builders in the entertainment, healthcare, education, and retail markets.

     As a result of our reputation and track record, we have constructed many marquee projects. These include hospitality and gaming projects such as the Paris Hotel and Casino in Las Vegas, NV; the Gaylord Palms Resort and Convention Center in Orlando, FL; and the Grand Resorts Hotel/Casino Expansion in Atlantic City, NJ. In our other end markets, we have constructed large, complex projects such as the Airport Parking Garage and Rental Car Facility in Ft. Lauderdale, FL; the Florida International University Health & Life Sciences Building in Miami, FL; and the South Shore Hospital expansion in Weymouth, MA.

     In January 2003, we acquired Cummings to expand our presence in the southeast region of the United States. Cummings specializes in the construction of schools, municipal buildings and commercial developments. In October 2005, we acquired Rudolph and Sletten to expand our presence on the west coast of the United States. Rudolph and Sletten specializes in the construction of corporate campuses and healthcare, biotech, pharmaceutical and high-tech projects.

Civil Segment

     Our civil segment specializes in new public works construction and the repair, replacement and reconstruction of infrastructure, primarily in the eastern United States, often in metropolitan New York. Our civil contracting services include construction and rehabilitation of highways, bridges, mass transit systems and wastewater treatment facilities. Our customers primarily award contracts through one of two methods: the traditional public “competitive bid” method, in which price is the major determining factor, or through a request for proposals where contracts are awarded based on a combination of technical capability and price. Traditionally, our customers require each contractor to pre-qualify for construction business by meeting criteria that include technical capabilities and financial strength. We believe that our financial strength and outstanding record of performance on challenging civil works projects enables us to pre-qualify for projects in situations where smaller, less diversified contractors are unable to meet the qualification requirements. We believe this is a competitive advantage that makes us an attractive partner on the largest infrastructure projects and prestigious DBOM (design-build-operate-maintain) contracts, which combine the nation’s top contractors with engineering firms, equipment manufacturers and project development consultants in a competitive bid selection process to execute highly sophisticated public works projects.

     We have been active in civil construction since 1894 and believe we have developed a particular expertise in large, complex civil construction projects. ENR’s 2005 rankings based on revenue place us as the 14th largest builder in the country in the mass transit and rail market. We have completed or are currently working on some of the most significant civil construction projects in the northeast including a portion of Boston’s “Big Dig” project, the Williamsburg Bridge reconstruction, New Jersey Light Rail Transit, the Triborough Bridge rehabilitation, Jamaica Station and a section of the Long Island Expressway.

     In January 2005, we acquired Cherry Hill to expand our presence in the Mid-Atlantic and southeast regions of the United States. Cherry Hill specializes in excavation, foundations, paving and construction of civil infrastructure.

Management Services Segment

     Our management services segment provides diversified construction, design-build and maintenance services to the U.S. military and government agencies as well as power producers, surety companies and multi-national corporations in the United States and overseas. We believe customers choose our services based on our ability to plan and execute rapid response assignments and multi-year contracts through our diversified construction and design-build abilities. In addition, we believe we have demonstrated consistently superior performance on competitively bid or negotiated multi-year, multi-trade, task order and ID/IQ (Indefinite Delivery/Indefinite Quantity) construction programs. We have been chosen by the federal government for significant projects related to defense and reconstruction projects in Iraq and Afghanistan. For example, we are currently working on the reconstruction of electric power facilities in southern Iraq. In addition, we completed two projects to construct buildings and infrastructure at Afghan National Army bases near Kabul and have substantially completed two complete 6,000-person bases in northern and eastern Afghanistan.

     We believe we are well positioned to capture additional projects that involve long-term contracts and provide a recurring source of revenues as the level of government expenditures for defense and homeland security has increased in response to the global threat of terrorism. For example, we have recently completed all work on a multi-year contract with the U.S. Department of State, Office of Overseas Buildings Operations, to perform design-build security upgrades at U.S. embassies and consulates throughout the world including Argentina, Brazil, Czech Republic, Laos, Pakistan, the Philippines and Taiwan. We are currently completing a separate contract to consolidate facilities for increased security at the U.S. Embassy in Islamabad, Pakistan. In addition, our proven abilities with federal government projects have enabled us to win contracts from private defense contractors who are executing projects for the federal government. For example, we have been awarded design and construction contracts by Raytheon Integrated Defense Systems for upgrades to radar facilities at Beale Air Force Base in California, the Cobra Dane Facility on Shemya Island, Alaska, and at a Royal Air Force facility in Fylingdales, England to meet the requirements of a new early warning radar system.

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

Markets and Customers

     Information on lines of business and foreign business is included under the following captions of this Annual Report on Form 10-K for the year ended December 31, 2005.

                                                                                                     Annual Report
                                                                                                     on Form 10-K
                                            Caption                                                   Page Number
                                                                                                 ----------------------

Selected Consolidated Financial Information                                                             27 - 28
Management's Discussion and Analysis of Financial Condition and Results of Operations                   29 - 45
Note 11 of Notes to Consolidated Financial Statements entitled "Business Segments"                      83 - 85

     While the "Selected Consolidated Financial Information" presents certain business segment information for purposes of consistency of presentation for the five years ended December 31, 2005, additional business segment information required by Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an

Enterprise and Related Information", for the three years ended December 31, 2005 is included in Note 11 of Notes to Consolidated Financial Statements.

     Our construction services are targeted toward end markets that are diversified across project types, client characteristics and geographic locations. Revenues by business segment for each of the three years in the period ended December 31, 2005 are set forth below:

                                                  Revenues by Segment
                                                Year Ended December 31,
                                      ---------------------------------------------
                                          2005            2004            2003
                                      -------------   -------------   -------------
                                                     (in thousands)
Building                                $1,181,103     $ 1,298,771       $ 898,254
Civil                                      275,584         138,095         176,877
Management Services                        276,790         405,449         298,972
                                      -------------   -------------   -------------
     Total                              $1,733,477     $ 1,842,315     $ 1,374,103
                                      =============   =============   =============

     Revenues by end market for the building segment for each of the three years in the period ended December 31, 2005 are set forth below:

                                          Building Segment Revenues by End Market
                                     --------------------------------------------------
                                          2005              2004               2003
                                     -------------     --------------     -------------
                                                    (in thousands)
Hospitality and Gaming                $   748,333        $ 1,042,671         $ 541,575
Sports and Entertainment                    5,035             10,753           126,705
Education Facilities                      107,444            111,296            98,730
Transportation Facilities                   9,171             34,801            46,266
Healthcare Facilities                     118,335             25,206            53,351
Condominiums                               82,028              5,274                 -
Other                                     110,757             68,770            31,627
                                     -------------     --------------     -------------
     Total                            $ 1,181,103        $ 1,298,771         $ 898,254
                                     =============     ==============     =============

     Revenues by end market for the civil segment for each of the three years in the period ended December 31, 2005 are set forth below:

                                           Civil Segment Revenues by End Market
                                      -----------------------------------------------
                                          2005             2004              2003
                                      ------------     ------------     -------------
                                                      (in thousands)
Highways                               $   69,464       $   17,394         $  64,322
Bridges                                    53,102           39,868            16,519
Mass Transit                               57,247           46,509            84,967
Sitework                                   53,321                -                 -
Wastewater Treatment and Other             42,450           34,324            11,069
                                      ------------     ------------     -------------
     Total                             $  275,584       $  138,095         $ 176,877
                                      ============     ============     =============

     Revenues by end market for the management services segment for each of the three years in the period ended December 31, 2005 are set forth below:

                                          Management Services Segment
                                             Revenues by End Market
                                 -----------------------------------------------
                                     2005             2004             2003
                                 -------------     ------------     ------------
                                                 (in thousands)
U.S. Government Services             $188,147         $329,095         $218,688
Power Facilities Maintenance           69,320           59,945           51,724
Other                                  19,323           16,409           28,560
                                 -------------     ------------     ------------
     Total                           $276,790         $405,449         $298,972
                                 =============     ============     ============

We provide our services to a broad range of private and public customers. The allocation of our revenues by client source for each of the three years in the period ended December 31, 2005 are set forth below:

                                  Revenues by Client Source

                                                           Year Ended December 31,
                                                    -----------------------------------
                                                     2005         2004          2003
                                                    --------    ----------    ---------

        Private Owners                                 69%          67%          61%
        State and Local Governments                    19           15           23
        Federal Governmental Agencies                  12           18           16
                                                    --------    ----------    ---------
                                                      100%         100%         100%
                                                    ========    ==========    =========

     Private Owners. We derived approximately 69% of our revenues from private customers during 2005. Our private customers include major hospitality and gaming resort owners, Native American sovereign nations, public corporations, private developers, healthcare companies and a leading owner and operator of power facilities. We provide services to our private customers primarily through negotiated contract arrangements, as opposed to competitive bids.

     State and Local Governments. We derived approximately 19% of our revenues from state and local government customers during 2005. Our state and local government customers include state transportation departments, state and local correctional departments, metropolitan authorities, cities, municipal agencies, school districts and public universities. We provide services to our state and local customers primarily pursuant to contracts awarded through competitive bidding processes. Our civil contracting services are concentrated in the eastern United States, principally in the metropolitan New York market. Our building construction services for state and local government customers, which have included schools and dormitories, correctional and healthcare facilities, parking structures and municipal buildings, are in locations throughout the country. Since our acquisition of Cummings in January 2003, we have been active in providing construction services for local government customers in Florida.

     Federal Governmental Agencies. We derived approximately 12% of our revenues from federal governmental agencies during 2005. These agencies have included the U.S. State Department, the U.S. Navy and the U.S. Army Corps of Engineers. We provide services to federal agencies primarily pursuant to contracts for specific or multi-year assignments that involve new construction or infrastructure improvements. A substantial portion of our revenues from federal agencies is derived from projects in overseas locations. We expect this to continue for the foreseeable future as a result of our expanding base of experience and relationships with federal agencies, together with an anticipated favorable expenditure trend for defense, security and reconstruction work.

Backlog

     We include a construction project in our backlog at such time as a contract is awarded or a firm letter of commitment is obtained and funding is in place. As a result, the backlog figures are firm, subject only to the cancellation provisions contained in the various contracts. Historically, these provisions have not had a material adverse effect on us.

     As of December 31, 2005, we had an all-time record construction backlog of $7.898 billion compared to $1.151 billion at December 31, 2004 and $1.666 billion at December 31, 2003. The backlog at December 31, 2005 includes $1.170 billion added due to our acquisitions of Rudolph and Sletten and Cherry Hill in 2005. Backlog is summarized below by business segment as of December 31, 2005 and 2004:

                                          Backlog by Business Segment
                               --------------------------------------------------
                                      December 31,             December 31,
                                         2005                       2004
                               ------------------------   -----------------------
                                            (dollars in thousands)
Building                         $ 7,180,369     91%      $    570,067      50%
Civil                                422,988      5            230,711      20
Management Services                  294,427      4            350,697      30
                               --------------   -------   -------------    ------
     Total                       $ 7,897,784     100%      $ 1,151,475      100%
                               ==============   =======   =============    ======

     We estimate that approximately $5.710 billion, or 72% of our backlog at December 31, 2005 will not be completed in 2006.

     Backlog by end market for the building segment as of December 31, 2005 and 2004 is set forth below:

                                          Building Segment Backlog by End Market
                                  -------------------------------------------------------
                                        December 31,                  December 31,
                                            2005                          2004
                                  --------------------------    -------------------------
                                                  (dollars in thousands)
Hospitality and Gaming               $ 5,577,482       78%           $ 406,869      71%
Sports and Entertainment                  12,227        -                3,260       1
Education Facilities                     104,646        1               99,221      17
Transportation Facilities                  6,807        -                9,806       2
Healthcare Facilities                    786,644       11                4,393       1
Condominiums                             489,321        7                7,986       1
Other                                    203,242        3               38,532       7
                                  ---------------    -------    ---------------   -------
     Total                           $ 7,180,369      100%           $ 570,067     100%
                                  ===============    =======    ===============   =======

     Backlog by end market for the civil segment as of December 31, 2005 and 2004 is set forth below:

                                                  Civil Segment Backlog by End Market
                                      ------------------------------------------------------------
                                             December 31,                    December 31,
                                                 2005                            2004
                                      ----------------------------    ----------------------------
                                                        (dollars in thousands)
Highways                                 $193,162         46%           $  12,243          6%
Bridges                                   106,956         25               76,984         33
Mass Transit                               32,891          8               53,570         23
Sitework                                   37,666          9                    -          -
Wastewater Treatment and Other             52,313         12               87,914         38
                                      ------------    ------------    ------------    ------------
     Total                               $422,988        100%            $230,711        100%
                                      ============    ============    ============    ============

     Backlog by end market for the management services segment as of December 31, 2005 and 2004 is set forth below:

                                       Management Services Segment Backlog by End Market
                                 -------------------------------------------------------------
                                         December 31,                    December 31,
                                             2005                            2004
                                 -----------------------------    ----------------------------
                                                    (dollars in thousands)
U.S. Government Services             $213,228         72%            $231,145         66%
Power Facilities Maintenance           72,856         25              113,239         32
Other                                   8,343          3                6,313          2
                                 -------------    ------------    ------------    ------------
     Total                           $294,427        100%            $350,697        100%
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

  Design-build contracts are those under which a contractor provides both design and construction services for a customer. These contracts may be either fixed price contracts or cost plus fee contracts.

     Historically, a high percentage of our contracts have been of the fixed price and GMP type. A summary of revenues and backlog by type of contract for each of the three years in the period ended December 31, 2005 follows:

                                           Backlog as of
                                           December 31,
                                    ----------------------------
                                      2005       2004      2003
                                     -------    -------   -------

     Fixed Price                       8%        32%       30%
     Cost Plus, GMP or CM             92         68        70
                                    -------    -------   -------
                                     100%       100%      100%
                                    =======    =======   =======

                                         Revenues for the
                                      Year Ended December 31,
                                    ----------------------------
                                      2005       2004      2003
                                    -------    -------   -------

     Fixed Price                      25%        20%       18%
     Cost Plus, GMP or CM             75         80        82
                                    -------    -------   -------
                                     100%       100%      100%
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

     During the ordinary course of most projects, the customer, and sometimes the contractor, initiate modifications or changes to the original contract to reflect, among other things, changes in specifications or design, construction method or manner of performance, facilities, equipment, materials, site conditions and period for completion of the work. Generally the scope and price of these modifications are documented in a "change order" to the original contract and reviewed, approved and paid in accordance with the normal change order provisions of the contract.

     Often a contract requires us to perform extra or change order work as directed by the customer even if the customer has not agreed in advance on the scope or price of the work to be performed. This process may result in disputes over whether the work performed is beyond the scope of the work included in the original project plans and specifications or, if the customer agrees that the work performed qualifies as extra work, the price the customer is willing to pay for the extra work. Even when the customer agrees to pay for the extra work, we may be required to fund the cost of such work for a lengthy period of time until the change order is approved and funded by the customer. Also, unapproved change orders, contract disputes or claims result in costs being incurred by us that cannot be billed currently and, therefore, are reflected as "Unbilled Work" in our balance sheet. See Note 1(d) of Notes to Consolidated Financial Statements. In addition, any delay caused by the extra work may adversely impact the timely scheduling of other project work and our ability to meet specified contract milestone dates.

     The process for resolving claims varies from one contract to another but, in general, we attempt to resolve claims at the project supervisory level through the normal change order process or with higher levels of management within our organization and the customer's organization. Depending upon the terms of the contract, claim resolution may involve a variety of other resolution methods, including mediation, binding or non-binding arbitration or litigation. Regardless of the process, when a potential claim arises on a project, we typically have the contractual obligation to perform the work and incur the related costs. We do not recoup the costs until the claim is resolved. It is not uncommon for the claim resolution process to last months or years, especially if it involves litigation.

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

     We own real estate in six states and, as an owner, are subject to laws governing environmental responsibility and liability based on ownership. We are not aware of any significant environmental liability associated with our ownership of real estate.

Insurance and Bonding

     All of our properties and equipment, both directly owned or owned through joint ventures with others, are covered by insurance and management believes that such insurance is adequate. In addition, we maintain general liability, excess liability and workers' compensation insurance in amounts that we believe are consistent with our risk of loss and industry practice. Due to tight conditions in the insurance market, since the beginning of 2002 we have been purchasing workers' compensation and general liability policies at substantially higher premiums with a self-insured deductible limit of $250,000 per occurrence, with appropriate aggregate caps on losses retained.

     As a normal part of the construction business, we are often required to provide various types of surety bonds as an additional level of security of our performance. We have surety arrangements with several sureties, one of which we have dealt with for over 75 years, and another of which owned approximately 10.2% of our outstanding common stock prior to selling all of its shares of our common stock in December 2005. (See Note 12 of Notes to Consolidated Financial Statements.)

Employees

     The total number of personnel employed by us is subject to seasonal fluctuations, the volume of construction in progress and the relative amount of work performed by subcontractors. During 2005, our average number of employees was approximately 4,900 with a maximum of approximately 6,500 and a minimum of approximately 3,900.

     We operate primarily as a union contractor. As such, we are signatory to numerous local and regional collective bargaining agreements, both directly and through trade associations, throughout the country. These agreements cover all necessary union crafts and are subject to various renewal dates. Estimated amounts for wage escalation related to the expiration of union contracts are included in our bids on various projects and, as a result, the expiration of any union contract in the next fiscal year is not expected to have any material impact on us. As of December 31, 2005, approximately 2,475 of our total of 3,900 employees were union employees. During the past several years, we have not experienced any work stoppages caused by our union employees.

Available Information

     Our website address is www.perini.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. We make available, free of charge on our Internet website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after we have electronically filed such materials with, or furnished it to, the United States Securities and Exchange Commission. You many read and copy any document we file at the SEC Headquarters at Office of Investor Education and Assistance, 100 F Street, NE, Washington, D.C. 20549. Also available on our website are our Code of Business Conduct and Ethics, Corporate Governance Guidelines, the charters of the

Committees of our Board of Directors and reports under Section 16 of the Exchange Act of transactions in our stock by our directors and executive officers.

ITEM 1A. RISK FACTORS

     We are subject to a number of risks, including those summarized below. Such risks could have a material adverse effect on our financial condition, results of operations and cash flows. See our disclosure under "Forward-looking Statements" on page 2.

Risks Relating to Our Business:

We may not fully realize the revenue value reported in our backlog.

     As of December 31, 2005, our backlog of uncompleted construction work was approximately $7.9 billion which represents a 586% increase from our backlog of $1.15 billion as of December 31, 2004. We include a construction project in our backlog at such time as a contract is awarded or a firm letter of commitment is obtained and funding is in place. The revenue projected in our backlog may not be realized or, if realized, may not result in profits. For example, if a project reflected in our backlog is terminated, suspended or reduced in scope, it would result in a reduction to our backlog which would reduce, potentially to a material extent, the revenues and profits we actually received from contracts in backlog. If a customer cancels a project, we may be reimbursed for certain costs but typically have no contractual right to the total revenues reflected in our backlog. Significant cancellations or delays of projects in our backlog could have a material adverse effect on our revenues, cash flows and profits.

We will require substantial personnel resources to execute and perform on our contracts in backlog.

     Our ability to execute and perform on our contracts in backlog depends in large part upon our ability to hire and retain highly skilled personnel, including engineering, project management and senior management professionals. In addition, our construction projects require a significant amount of trade labor resources, such as carpenters, masons and other skilled workers. Given the recent increase in our contract backlog, we will require even more qualified personnel to perform construction projects on time and within budget. Recent growth in the construction industry, particularly in areas with significant building activity such as Las Vegas, Nevada, has led to a corresponding increase in the demand for personnel resources and, in some cases, has resulted in labor shortages for certain types of personnel. Competition for these employees is intense. In the event we are unable to attract, hire and retain the requisite personnel necessary to execute and perform on our contract backlog, we may experience delays in completing projects in accordance with project schedules, which may have an adverse effect on our financial results and harm our reputation. Further, the increased demand for personnel may result in higher labor costs which could cause us to exceed the budget on a project, which in turn may have an adverse effect on our results of operations and harm our relationships with our customers. In addition, if we lack the personnel necessary to perform on our current contract backlog, we may find it necessary to curtail our bidding on new projects.

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

Our contracts require us to perform extra or change order work, which can result in disputes and adversely affect our working capital, profits and cash flows.

     Our contracts generally require us to perform extra or change order work as directed by the customer even if the customer has not agreed in advance on the scope or price of the work to be performed. This process can result in disputes over whether the work performed is beyond the scope of the work included in the original project plans and specifications or, if the customer agrees that the work performed qualifies as extra work, the price the customer is willing to pay for the extra work. Even when the customer agrees to pay for the extra work, we may be required to fund the cost of such work for a lengthy period of time until the change order is approved and funded by the customer.

     Also, unapproved change orders, contract disputes or claims cause us to incur costs that cannot be billed currently and therefore, are reflected as "unbilled work" in our balance sheet. See Note 1(d) of Notes to Consolidated Financial Statements. To the extent our actual recoveries with respect to unapproved change orders, contract disputes or claims are lower than our estimates, the amount of any shortfall will reduce our revenues and the amount of unbilled work recorded on our balance sheet, and could have a material adverse effect on our working capital, results of operations and cash flows. In addition, any delay caused by the extra work may adversely impact the timely scheduling of other project work and our ability to meet specified contract milestone dates. For example, we are currently, along with our joint venture partners, pursuing a series of claims for additional contract time and compensation against the Massachusetts Highway Department for work performed by the joint venture on a portion of the Central Artery/Tunnel project in Boston, Massachusetts. During construction, the Massachusetts Highway Department ordered the joint venture to perform changes to the work and issued related direct cost changes with an estimated value, excluding time delay and inefficiency costs, in excess of $100 million. In addition, we encountered a number of unforeseen conditions during construction that greatly increased our cost of performance. See Item 3.-- "Legal Proceedings."

Economic, political and other risks associated with our international operations involve risks not faced by our domestic competitors, which could adversely affect our revenues and earnings.

     We derived approximately 11% of our revenues for the year ended December 31, 2005 from our work on projects located outside of the United States, including projects in Iraq and Afghanistan. We expect non-U.S. projects to continue to contribute to our revenues and earnings for the foreseeable future. Our international operations expose us to risks inherent in doing business outside the United States, including:

  political risks, including risks of loss due to civil disturbances, acts of terrorism, acts of war, guerilla activities and insurrection;

  unstable economic, financial and market conditions;

  potential incompatibility with foreign joint venture partners;

  foreign currency controls and fluctuations;

  trade restrictions;

  variations in taxes; and

  changes in labor conditions, labor strikes and difficulties in staffing and managing international operations.

     Any of these factors could harm our international operations and, consequently, our business and consolidated operating results. Specifically, failure to successfully manage international operations could result in higher operating costs than anticipated or could delay or preclude altogether our ability to generate revenues in key international markets.

A decrease in U.S. government funding or change in government plans, particularly with respect to rebuilding Iraq, as well as the risks associated with undertaking projects in these countries, could adversely affect the continuation of existing projects or the number of projects available to us in the future.

     We have performed design-build security upgrades at United States embassies and consulates throughout the world, and we are currently engaged in significant building and infrastructure reconstruction activities in Iraq. The United States federal government has approved various spending bills for the reconstruction and defense of Iraq and has allocated significant funds to the defense of United States interests around the world from the threat of terrorism. A decrease in government funding of these projects or a decision by the United States federal government to reduce or eliminate the use of outside contractors to perform this work would decrease the number of projects available to us and limit our ability to obtain new contracts in this area.

     Our projects in Iraq and other areas of political and economic instability carry with them specific security and operational risks. Intentional or unintentional acts in those countries could result in damage to our construction sites or harm to our employees and could result in our decision to withdraw our operations from the area. Also, as a result of these acts, the United States federal government could decide to cancel or suspend our operations in these areas.

Increased regulation of the hospitality and gaming industry could reduce the number of future hospitality and gaming projects available, which, in turn, could adversely affect our future earnings.

     The hospitality and gaming industry is regulated extensively by federal and state regulatory bodies, including state gaming commissions, the National Indian Gaming Commission and state and federal taxing and law enforcement agencies. From time to time, legislation is proposed in the legislatures of some of these jurisdictions that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the hospitality and gaming industry. Legislation of this type may be enacted in the future. The United States federal government has also previously considered a federal tax on casino revenues and may consider such a tax in the future. In addition, companies that operate in the hospitality and gaming industry are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. For example, a new tax law enacted in Nevada in July, 2003 increased the taxes applicable to Nevada gaming operations. Similar legislation or new hospitality and gaming regulations could deter future hospitality and gaming construction projects in jurisdictions in which we derive significant revenues. As a result, the enactment of such legislation or regulations could adversely affect our future earnings.

A decrease in government funding of infrastructure projects could reduce revenues within our civil construction business segment.

     Our civil construction markets are dependent on the amount of infrastructure work funded by various governmental agencies, which, in turn, depends on the condition of the existing infrastructure, the need for new or expanded infrastructure and federal, state or local government spending levels. A decrease in government funding of infrastructure projects could decrease the number of civil construction projects available and limit our ability to obtain new contracts, which could reduce revenues within our civil construction segment.

If we are unable to accurately estimate the overall risks, revenues or costs on a contract, we may achieve a lower than anticipated profit or incur a loss on that contract.

     We generally enter into four principal types of contracts with our clients: fixed price contracts, cost plus fee contracts, guaranteed maximum price contracts, and, to a lesser extent, construction management or design-build contracts. We derive a significant portion of our revenues and backlog from fixed price contracts. For example, we derived approximately 25% of our revenues for the year ended December 31, 2005 from fixed price contracts.

  Fixed price contracts require us to perform the contract for a fixed price irrespective of our actual costs. As a result, we realize a profit on these contracts only if we successfully control our costs and avoid cost overruns.

  Cost plus fee contracts provide for reimbursement of the costs required to complete a project, but generally have a lower base fee and an incentive fee based on cost and/or schedule performance. If our costs exceed the revenues available under such a contract or are not allowable under the provisions of the contract, we may not receive reimbursement for these costs.

  Guaranteed maximum price contracts provide for a cost plus fee arrangement up to a maximum agreed-upon price. These contracts also place the risk on us for cost overruns that exceed the guaranteed maximum price.
  Construction management contracts are those under which we agree to manage a project for a customer for an agreed upon fee, which may be fixed or may vary based upon negotiated factors. Profitability on these types of contracts is driven by changes in the scope of work or design issues, which could cause cost overruns beyond our control and limit profits on these contracts.

     Cost overruns, whether due to inefficiency, faulty estimates or other factors, result in lower profit or a loss on a project. A significant number of our contracts are based in part on cost estimates that are subject to a number of assumptions. If our estimates of the overall risks, revenues or costs prove inaccurate or circumstances change, we may incur a lower profit or a loss on that contract.

The percentage-of-completion method of accounting for contract revenues may result in material adjustments, which could result in a charge against our earnings.

     We recognize contract revenues using the percentage-of-completion method. Under this method, estimated contract revenues are recognized by applying the percentage of completion of the project for the period to the total estimated revenues for the contract. Estimated contract losses are recognized in full when determined. Total contract revenues and cost estimates are reviewed and revised at a minimum on a quarterly basis as the work progresses and as change orders are approved. Adjustments based upon the percentage of completion are reflected in contract revenues in the period when these estimates are revised. To the extent that these adjustments result in an increase, a reduction or an elimination of previously reported contract profit, we recognize a credit or a charge against current earnings, which could be material.

We are subject to a number of risks as a U.S. government contractor, which could either harm our reputation, result in fines or penalties against us and/or adversely impact our financial condition.

     We are a provider of services to U.S. government agencies and therefore are exposed to risks associated with government contracting. We must observe laws and regulations relating to the formation, administration and performance of government contracts which affect how we do business with our U.S. government customers and may impose added costs on our business. For example, the Federal Acquisition Regulation and the industrial security regulations of the U.S. Department of Defense and related laws include provisions that allow our U.S. government customers to terminate or not renew our contracts if we come under foreign ownership, control or influence and require us to disclose and certify cost and pricing data in connection with contract negotiations.

     Our failure to comply with these or other laws and regulations could result in contract terminations, suspension or debarment from contracting with the U.S. government, civil fines and damages and criminal prosecution and penalties, any of which could cause our actual results to differ materially from those anticipated.

     U.S. government agencies generally can terminate or modify their contract with us at their convenience and some government contracts must be renewed annually. If a government agency terminates or fails to renew a contract, our backlog may be reduced. If a government agency terminates a contract due to our unsatisfactory performance, it could result in liability to us and harm our ability to compete for future contracts.

     U.S. government agencies, including the Defense Contract Audit Agency, or DCAA, routinely audit and investigate U.S. government contracts and U.S. government contractors' administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review our compliance with regulations and policies and the adequacy of our internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded. Moreover, if any of the administrative processes or systems is found not to comply with requirements, we may be subjected to increased government oversight and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts. Therefore, an unfavorable outcome to an audit by the DCAA or another agency could cause our results to differ materially from those anticipated. If an investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the U.S. government. In addition, we would suffer serious reputational harm if allegations of impropriety were made against us. Each of these results could cause actual results to differ materially from those anticipated.

Our participation in construction joint ventures exposes us to liability and/or reputational harm for failures of our partners.

     We sometimes enter into joint venture arrangements with outside partners on a joint and several basis so that we can jointly bid on and execute a particular project, thereby reducing our financial or operational risk with respect to such projects. Success on these joint projects depends in large part on whether our joint venture partners satisfy their contractual obligations. If a joint venture partner fails to perform or is financially unable to bear its portion of required capital contributions, we could be required to make additional investments and provide additional services in order to make up for our partner's shortfall. Further, if we are unable to adequately address our partner's performance issues, the customer may terminate the project, which could result in legal liability to us, harm our reputation and reduce our profit on a project. For example, our joint venture partner, Mergentime, financially unable to fulfill its financial obligations to satisfy the liability to the Washington Metropolitan Area Transit Authority resulting from the judgment described below under "Business - Legal Proceedings - Mergentime-Perini Joint Ventures vs. WMATA Matter."

Our pension plan is underfunded and we may be required to make significant future contributions to the plan.

     Our defined benefit pension plan is a non-contributory pension plan covering substantially all of our employees. Benefits under our pension plan were frozen as of June 1, 2004. As of December 31, 2005, our pension plan was underfunded by approximately $22.0 million. We are required to make cash contributions to our pension plan to the extent necessary to comply with minimum funding requirements imposed by employee benefit and tax laws. The amount of any such required contributions is determined based on an annual actuarial valuation of the plan as performed by the plan's actuaries. During 2005, we voluntarily contributed $9.0 million in cash to our defined benefit pension plan. The amount of our future contributions will depend upon asset returns, then-current discount rates and a number of other factors, and, as a result, the amount we may elect or be required to contribute to our pension plan in the future may increase significantly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies--Defined Benefit Retirement Plan."

The construction services industry is highly schedule driven, and our failure to meet schedule requirements of our contracts could adversely affect our reputation and/or expose us to financial liability.

     Many of our contracts are subject to specific completion schedule requirements and subject us to liquidated damages in the event the construction schedules are not achieved. Our failure to meet schedule requirements could subject us not only to liquidated damages, but could further subject us to liability for our customer's actual cost arising out of our delay and cause us to suffer damage to our reputation within our industry and customer base.

Competition for new project awards is intense and our failure to compete effectively could reduce our market share and profits.

     New project awards are often determined through either a competitive bid basis or on a negotiated basis. Bid or negotiated contracts with public or private owners are generally awarded based upon price, but many times other factors, such as shorter project schedules or prior experience with the customer, influence the award of the contract. Within our industry, we compete with many national, regional and local construction firms. Some of these competitors have achieved greater market penetration than we have in the markets in which we compete, and some have greater financial and other resources than we do. As a result, we may need to accept lower contract margins or more fixed price or unit price contracts in order for us to compete against competitors that have the ability to accept awards at lower prices or have a pre-existing relationship with the customer. If we are unable to compete successfully in such markets, our relative market share and profits could be reduced.

Economic downturns could reduce the level of consumer spending within the hospitality and gaming industry, which could adversely affect demand for our services.

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

     As is customary in the construction business, we often are required to provide surety bonds to secure our performance under construction contracts. Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise and certain external factors, including the overall capacity of the surety market. Surety companies consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time. Since 2001, the surety industry has undergone significant changes with several companies withdrawing completely from the industry or significantly reducing their bonding commitment. In addition, certain reinsurers of surety risk have limited their participation in this market. Therefore, we could be unable to obtain surety bonds, when required, which could adversely affect our future results of operations and revenues.

Conflicts of interest may arise involving our Chairman and Chief Executive Officer and certain of our directors.

     Certain of our directors serve or may serve as officers, directors or principals of our competitors. Ronald N. Tutor, our chief executive officer and chairman of our board of directors, is the sole shareholder and chief executive officer of Tutor-Saliba Corporation, or Tutor-Saliba, a California corporation that beneficially owns approximately 15.2% of our common stock. Mr. Tutor also devotes a substantial amount of time to the business activities of Tutor-Saliba. Like us, Tutor-Saliba is engaged in the construction industry, and we have participated in joint ventures with Tutor-Saliba and expect to continue to do so. In addition, we have also participated in certain joint ventures with O&G Industries, Inc., whose Vice-Chairman is Raymond R. Oneglia, one or our directors. As in any joint venture, we could have disagreements with our joint venture partner over the operation of a joint venture or a joint venture could be involved in disputes with third parties, where we may or may not have an identity of interest with our joint venture partner. These relationships also may create conflicts of interest including new business and other corporate opportunities.

We could incur significant costs as a result of liability under environmental laws.

     Our operations are subject to environmental laws and regulations governing, among other things, the discharge of pollutants into air and water, the handling, storage and disposal of solid or hazardous materials or wastes and the remediation of contamination. We own, lease, or have used in our construction, real estate and environmental remediation operations property upon which solid or hazardous wastes may have been disposed of or released. Any release of such materials or wastes by us or by third parties who operated on those properties may result in liability for investigation or remediation costs. In addition, violations of these environmental laws and regulations could subject us and our management to fines, civil and criminal penalties, clean-up costs and third party property damage or personal injury claims.

     Various federal, state and local environmental laws and regulations may impose liability for the entire cost of investigation and clean-up of hazardous or toxic substances. These laws may impose liability without regard to ownership at the time of the contamination or whether or not we caused the presence of contaminants.

Our reputation may be harmed and our future earnings may be negatively impacted if we are unable to retain key members of our management.

     Our business substantially depends on the continued service of key members of our management, particularly Ronald N. Tutor, Robert Band, Craig W. Shaw, Zohrab B. Marashlian and Michael E. Ciskey, who, collectively, have an average of 31 years in the construction industry and 25 years with us. Losing the services of any of these individuals could adversely affect our business until a suitable replacement can be found. We believe that they could not quickly be replaced with executives of equal experience and capabilities. None of these executives is bound by employment agreements with us and we do not maintain key person life insurance policies on any of these executives.

Our business, financial position, results of operations and cash flows could be adversely affected by work stoppages and other labor problems.

     We are a signatory to numerous local and regional collective bargaining agreements, both directly and through trade associations. Future agreements reached in collective bargaining could increase our operating costs and reduce our profits as a result of increased wages and benefits. If we or our trade associations are unable to negotiate with any of our unions, we might experience strikes, work stoppages or increased operating costs as a result of higher than anticipated wages or benefits. If our unionized workers engage in a strike or other work stoppage, or our non-unionized employees become unionized, we could experience a disruption of our operations and higher ongoing labor costs, which could adversely affect our business, financial position, results of operations and cash flows.

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

     In addition, our credit facility prohibits us from incurring debt, other than debt incurred for financing our corporate headquarters, insurance premiums and construction equipment, from other sources without the consent of our lenders. The amount available to us under our credit facility at December 31, 2005 was $42.8 million.

     Our credit facility contains financial covenants that require us to maintain minimum tangible net worth, fixed charge coverage and operating profit levels as well as a minimum working capital ratio. Our ability to borrow funds for any purpose will depend on our satisfying these tests.

     If we are unable to meet the terms of the financial covenants or fail to comply with any of the other restrictions contained in our credit facility, an event of default could occur. An event of default, if not waived by our lenders, could result in the acceleration of any outstanding indebtedness, causing such debt to become immediately due and payable. If such an acceleration occurs, we may not be able to repay such indebtedness on a timely basis. Since our credit facility is secured by substantially all of our assets, acceleration of this debt could result in foreclosure of those assets. In the event of a foreclosure, we would be unable to conduct our business and may be forced to discontinue ongoing operations.

We may have difficulty raising needed capital in the future, which could limit our available working capital and our ability to make acquisitions or future investments.

     We may require additional financing in order to make future investments and acquisitions or to provide needed additional working capital. Our ability to arrange such financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; such factors may impact our efforts to arrange additional financing on terms satisfactory to us. We have pledged substantially all of our assets as collateral in connection with our credit facility. As a result, we may have difficulty obtaining additional financing in the future if such financing requires us to pledge our assets as collateral. If additional financing is obtained by the issuance of additional shares of common stock, we may experience a change of control. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisition or other opportunities, or otherwise respond to competitive challenges.

Timing of the award and performance of contracts could adversely effect our operating results.

     At any point in time, we derive a substantial portion of our revenues directly or indirectly from a limited number of large construction projects. It is generally very difficult to predict whether and when we will receive such awards, as these contracts frequently involve a lengthy and complex bidding and selection process which is affected by a number of factors, such as market conditions, financing arrangements and governmental approvals. Because a significant portion of our revenues is generated from large projects, our results of operations and cash flows can fluctuate from quarter to quarter depending on the timing of our new contract awards.

     In addition, timing of the revenues, earnings and cash flows from our projects can be delayed by a number of factors, including weather conditions, delays in receiving material and equipment from vendors and changes in the scope of work to be performed. Such delays, if they occur, could have an adverse effect on our operating results for a particular period.

Failure of our subcontractors to perform as anticipated could have a negative impact on our results.

     We subcontract a portion of many of our contracts to specialty subcontractors and we are ultimately responsible for the successful completion of their work. Although we seek to require bonding from our higher risk subcontractors, they are not always bondable and there is no guarantee that we will not incur a material loss due to subcontractor performance issues.

Our acquisition strategy involves a number of risks, the realization of which could adversely impact our future revenues and the revenues of the businesses that we acquire.

     As a part of our growth strategy, we plan to pursue selective strategic acquisitions of businesses, and we may make additional acquisitions in the future. This strategy involves risks, including diversion of our management's attention, potential loss of key employees of acquired businesses and difficulties in integrating operations and systems. We cannot be certain that we will be able to identify suitable acquisition targets or consummate any such acquisition transactions on terms and conditions acceptable to us or that such acquisition transactions will be successful. An inability to successfully integrate acquired businesses into our operations could cause us to incur significant losses.

ITEM 1B. UNRESOLVED STAFF COMMENTS

      None.

ITEM 2. PROPERTIES

     Properties used in our construction operations are summarized below:

                                          Business                           Owned or            Approximate        Approximate Square
                                         Segment(s)                      Leased by Perini           Acres          Feet of Office Space
                           ----------------------------------------     -------------------     --------------     ---------------------
   Principal Offices
------------------------
Framingham, MA               Building, Civil and Management Services          Owned                   9                  100,000
Redwood City, CA                          Building                            Leased                  -                   44,900
Phoenix, AZ                               Building                            Leased                  -                   28,400
Jessup, MD                                  Civil                             Owned                   3                   27,200
Irvine, CA                                Building                            Owned                   2                   24,400
Peekskill, NY                               Civil                             Owned                   2                   21,000
Ft. Lauderdale, FL                        Building                            Leased                  -                   17,500
Roseville, CA                             Building                            Leased                  -                   13,100
San Diego, CA                             Building                            Leased                  -                   13,000
Las Vegas, NV                             Building                            Leased                  -                   10,000
Bartow, FL                                  Civil                             Owned                   4                    5,000
Celebration, FL                           Building                            Leased                  -                    4,800
West Palm Beach, FL                       Building                            Leased                  -                    1,300
                                                                                                --------------     ---------------------
                                                                                                     20                  310,600
                                                                                                ==============     =====================

  Principal Permanent
     Storage Yards
------------------------
Bow, NH                                     Civil                             Owned                  70
Jessup, MD                                  Civil                             Owned                  26
Framingham, MA                       Building and Civil                       Owned                   6
Peekskill, NY                               Civil                             Owned                   3
Las Vegas, NV                             Building                            Leased                  3
Mountain View, CA                         Building                            Leased                  2
                                                                                                --------------
                                                                                                     110
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

       The joint ventures appealed the judgment to the United States Court of Appeals for the District of Columbia, and on February 16, 1999, the Court of Appeals vacated the District Court’s final judgment and ordered the District Court to review its prior findings and hold further hearings in regard to the joint ventures’ affirmative claims. In addition, the Court of Appeals held that post-judgment interest on any of the claims would not accrue until final judgment was entered sometime in the future.

     On February 28, 2001, a successor District Court Judge informed the parties that he could not certify adequate familiarity with the record to complete the remaining proceedings; therefore, he granted the joint ventures’ motion for a new trial. A new trial was completed in January 2002. On November 28, 2005, the U.S. District Court for the District of Columbia issued an Opinion and Order resolving the 2002 trial. The District Court found the joint ventures liable to WMATA for $21.8 million “plus prejudgment interest at the statutory rate.”

     In December 2005, the parties submitted papers to the Court on the appropriate award of “prejudgment interest at the statutory rate” due to each party. The parties disputed whether WMATA was entitled to prejudgment interest on all of its claims and on the appropriate statutory rate of interest. On February 22, 2006, the Court issued an Opinion and Order resolving the prejudgment interest issues, and awarded WMATA $19.1 million in prejudgment interest. The Court also clarified certain aspects of its award of compensatory damages to WMATA. As a result, on February 22, 2006, the Court entered a final judgment awarding WMATA $21.2 million in compensatory damages plus the $19.1 million in prejudgment interest. The Company recorded an after-tax charge of $24.9 million, or $0.95 per diluted share, in 2005 as a result of the Court’s award.

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

     Claims concerning the construction of the LAMTA projects were tried in 2001.  During the trial, based on the Joint Venture’s alleged failure to comply with the Court’s discovery orders, the Judge issued terminating sanctions that resulted in a substantial judgment against TSP.

     TSP appealed and, on January 25, 2005, the State of California Court of Appeal reversed the trial court’s entire judgment and found that the trial court judge had abused his discretion and had violated TSP’s due process rights, and had imposed impermissibly overbroad terminating sanctions. The Court of Appeal also directed the trial court to dismiss LAMTA’s claims that TSP had violated the Unfair Competition Law (“UCL”) because LAMTA lacked standing to bring such a claim, and remanded the Joint Venture’s claims against LAMTA for extra work required by LAMTA and LAMTA’s counterclaim under the California False Claim Act against TSP to the trial court for further proceedings, including a new trial.  The LAMTA petitioned the Court of Appeal for rehearing and the California Supreme Court for review. Both petitions were denied and the case was remanded and has been reassigned for a new trial.

     The LAMTA recently sought to amend its Cross-Complaint to expand on existing causes of action, to add statutory causes of action, and to add the District Attorney as a party in order to have a plaintiff with standing to assert a UCL claim. The Court’s order on LAMTA’s motion is pending.

     The ultimate financial impact of the lawsuit is not yet determinable. Therefore, no provision for loss, if any, has been recorded in the financial statements.

City of San Francisco vs. Tutor-Saliba, Perini & Buckley Joint Venture Matter

     In November 2002, the San Francisco City Attorney, on behalf of the City and County of San Francisco and the citizens of California, filed a civil action with a demand for a jury trial against the Tutor-Saliba, Perini & Buckley Joint Venture, or the Joint Venture, Perini Corporation, or Perini, Tutor-Saliba Corporation, or Tutor-Saliba, Buckley & Company, Inc., or Buckley, and their bonding companies in the United States District Court in San Francisco relating to six projects for work on the expansion of the San Francisco International Airport.  A second amended complaint was filed in July 2003 which, among other things, added Ronald N. Tutor as a defendant.  The Joint Venture was established by Tutor-Saliba, Perini and Buckley through two joint venture agreements dated October 28, 1996 and February 11, 1997.  The Joint Venture had agreements with the Owner to perform work (“Contracts”) on two of the above projects (“Projects”) and, as part of those Contracts, the Joint Venture provided performance and payment bonds to the Owner (“Bonds”).

     In May 2004, the Court granted substantial portions of the defendants’ motion to dismiss the plaintiffs’ second amended complaint with leave to amend certain causes of action.  In June 2004, the plaintiffs filed their third amended complaint.  In the third amended complaint, the plaintiffs alleged, among other things, various overcharges, bidding violations, violations of minority contracting regulations, civil fraud, violation of the California False Claims and Unfair Competition Acts and breach of contract.  In addition, the plaintiffs alleged that the defendants had violated the United States Racketeer Influenced Corrupt Organizations Act (“RICO”).  The plaintiffs asserted approximately $45 million in actual damages against the Joint Venture and each of its partners as well as substantial liquidated damages, treble damages, punitive and exemplary damages, various civil penalties and a declaration that Tutor-Saliba and the Joint Venture are irresponsible bidders.

     The defendants filed a Motion to Dismiss the Third Amended Complaint in August, 2004. The Court ruled on the Motion To Dismiss, granting it in part, and denying it in part. Specifically, the Court dismissed one of the two bases plaintiffs’ alleged to establish a RICO action; the breach of contract claim against Tutor-Saliba and the Joint Venture for their alleged violations of minority contracting regulations; and the request that the Court declare Tutor-Saliba and the Joint Venture to be irresponsible bidders.

     On February 17, 2006, the San Francisco City Attorney, on behalf of the citizens of California, entered into a Settlement Agreement and Release (the “Agreement”) with the Joint Venture, Tutor-Saliba, Perini, Buckley and Ronald N. Tutor that will entirely resolve the subject case. The Agreement must be approved and executed, or rejected, by the Board of Supervisors and the Airport Commission of the City and County of San Francisco by May 30, 2006, and signed by the other remaining parties. The subject case will be dismissed, with prejudice, within ten days of the approval and execution of the Agreement.

     The Agreement resolves all issues of disputed liability. In the Agreement, among other things, the defendants expressly deny any liability, fault or wrongdoing and the plaintiffs agree, with certain non-material exceptions, not to bring any further action of any type against the defendants concerning the Projects, and to release the defendants from all claims, etc., arising from or related to the allegations that were raised or could have been raised in the subject case.

     Tutor-Saliba is the managing partner of the Joint Venture and, in December 1997, Perini sold its entire 20% interest in the Joint Venture to Tutor-Saliba.  As part of that sale agreement, Tutor-Saliba agreed to indemnify Perini from any liability that Perini is required to pay by reason of or arising out of any event or occurrence subsequent to the date of the sale of Perini’s interest in the Joint Venture in any way connected with the joint venture agreements, the Contracts, the Projects and the Bonds. Pursuant to its indemnity of Perini, Tutor-Saliba shall pay any and all amounts of the Agreement for which Perini might otherwise be liable.

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

     On March 19, 2002, Redondo filed a petition for reorganization under 11 U.S.C. Chapter 11 in U.S. Bankruptcy Court for the District of Puerto Rico. On December 23, 2002, RPJV filed an arbitration demand against STP seeking the recovery of additional costs related to design changes and the late completion of the design. On January 31, 2003, STP filed a counter-demand against RPJV seeking the recovery of damages allegedly related to defects in design and construction and the late completion of RPJV’s work along with the repayment for alleged advances previously paid to RPJV.

     On October 7, 2004, STP filed suit against Perini in New York State court seeking enforcement against Perini of a Guaranty Agreement that allegedly guarantees the performance and payment obligations of the subject RPJV/Siemens Contract in an amount to be determined at trial, but not less than $27 million. This action has been stayed pending the arbitration.

     On December 3, 2004, the Arbitrators dismissed RPJV’s claims for general delay damages, and general conditions, its claim for damages under cardinal change theory and the claim amount of a subcontractor. RPJV’s remaining claims are for $46.7 million. A substantial portion of STP’s counterclaim of approximately $26 million was dismissed by the Panel. STP’s counterclaim now approximates $1.0 million. Testimony on Phase I of the Arbitration was concluded on January 24, 2006 and a decision is due in the near term.

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

     Certain of PKC’s claims were presented to a Disputes Review Board, or the DRB, which consists of three construction experts chosen by the parties. To date, the DRB has ruled on a binding basis that PKC is entitled to additional compensation for its contract time delay claim in the amount of $17.4 million. On March 20, 2002, the Superior Court of the Commonwealth of Massachusetts approved PKC’s request to confirm the DRB’s $17.4 million award. The MHD has appealed the Superior Court decision to the Appeals Court of the Commonwealth of Massachusetts and the appeal is pending. Oral argument was held on October 19, 2005.

     The DRB has also ruled on a binding basis that PKC is entitled to four additional compensation awards totaling $41.7 million for impacts and inefficiencies caused by MHD to certain of PKC’s work. MHD has filed actions in the Massachusetts Superior Court seeking to vacate these awards, and PKC has answered, seeking to confirm them. PKC is awaiting a decision from the Court on cross-motions in two of these actions, which were argued in February 2005. The third and fourth actions have not yet been heard.

     Under the Dispute Resolution Rules of the contract, either party may periodically terminate the services of some or all of the DRB members, provided that members who are removed under this provision will remain on the DRB through the completion of any then pending claims. The MHD removed the “Second DRB” members under this provision, although those members continued to hear claims that were pending when it was terminated. Replacement (“Third”) DRB members have been agreed upon and have begun hearing claims. The remaining claims to be decided by the Third DRB on a binding basis have an anticipated value of approximately $104 million (exclusive of interest). Hearings are scheduled before the Third DRB throughout 2006 and into early 2007.

     Management has made an estimate of the total anticipated cost recovery on this project and it is included in revenue recorded to date. To the extent new facts become known or the final cost recovery included in the claim settlement varies from this estimate, the impact of the change will be reflected in the financial statements at that time.

     On August 14, 2002, the Massachusetts Attorney General’s office, pursuant to its authority under the Massachusetts False Claims Act, served a Civil Investigative Demand (“CID”) on Perini and the other joint venture partners. The CID sought the production of certain construction claims documentation in connection with the Central Artery/Tunnel Contract No. C11A1. In September 2004, the Attorney General’s office presented a list of items that it believed constitute possible false claims. PKC made a responsive presentation to the Attorney General’s office in January 2005. PKC vigorously denies that it submitted any false claims and is cooperating with the Attorney General’s office in the ongoing investigation.

$21.25 Preferred Shareholders Class Action Lawsuit

     On October 15, 2002, Frederick Doppelt, Arthur I. Caplan and Leland D. Zulch filed a lawsuit individually and as representatives of a class of holders of the Company’s $2.125 Depositary Convertible Exchangeable Preferred Shares, representing 1/10 Share of $21.25 Convertible Exchangeable Preferred Stock (“Depositary Shares”), against certain current and former directors of Perini. Mr. Doppelt was then a current director of Perini and Mr. Caplan was a former director of Perini. Specifically, the original complaint alleged that the defendants breached their fiduciary duties owed to the holders of the Depositary Shares and to Perini. The plaintiffs principally alleged that the defendants improperly authorized the exchange of Series B Preferred Stock for common stock while simultaneously refusing to pay accrued dividends due on the Depositary Shares.

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

     On April 12, 2004, pursuant to Defendants’ Motions to Dismiss, the Court dismissed the claim under the Massachusetts Consumer Protection Act. The Court did not dismiss the claim for breach of fiduciary duty, except as such claim relates to the tender offer for the purchase the Company’s Depositary Shares. Pursuant to the Court’s April 12, 2004 Order, in May 2004 the plaintiffs filed a third amended complaint and a motion for class certification. Defendants filed an answer denying any and all claims of wrongdoing and asserting affirmative defenses.

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

     The settlement and the number of Depositary Shares participating in the settlement became final on October 24, 2005. Under the terms of the settlement, effective November 2, 2005, the Company purchased all of the 374,185 participating Depositary Shares that were submitted for $19.00 in cash and one share of the Company’s common stock for each Depositary Share for an aggregate of roughly $7.1 million in cash and 374,185 shares of common stock. Following consummation of the settlement, 185,088 Depositary Shares remain outstanding and Frederick Doppelt resigned from his position as a director of Perini.

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

Name, Offices Held and Age                 Year First Elected to Present Office and Business Experience

Ronald N. Tutor, Director, Chairman and    He has served as our Chief Executive Officer since March 2000 and as one
Chief Executive Officer - 65               of our Directors since January, 1997.  He has also served as our Chairman since July 1999, Vice Chairman from January 1998 to July 1999, and Chief
                                           Operating Officer from January 1997 until March 2000 when he became Chief
                                           Executive Officer.  Mr. Tutor has served as chairman, president and chief executive officer of Tutor-Saliba Corporation, a California based construction contractor, since prior to 1995 and has actively managed that company since 1966.

Robert Band, Director, President and       He has served as a Director since May 1999.  He has also served as Chief
Chief Operating Officer - 58               Operating Officer since March 2000 and as our President since May 1999.
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

Michael E. Ciskey, Vice President and      He has served as our Chief Financial Officer since November 2003 and as
Chief Financial Officer - 55               Vice President since May 1984.  He served as Corporate Controller from
                                           April 1999 until November 2003, Operations Controller from May 1998 until
                                           April 1999 and as Division Controller for various Perini civil construction business units from 1984 until 1998.

Zohrab B. Marashlian, President, Perini    He was appointed to his current position in December 1997, which entails
Civil Construction - 61                    overall responsibility for Perini's civil construction operations.  From
                                           April 1995 until December 1997, he served as President of Perini's
                                           Metropolitan New York Division and from January 1994 to December 1997, he served as Senior Vice President, Operations of Perini's Metropolitan New
                                           York Division.  Previously, he served in various project management capacities with Perini since 1971.

Craig W. Shaw, President, Perini           He was appointed to his current position in October 1999, which entails
Building Company - 51                      overall responsibility for Perini's building construction operations.
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

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS

Market Information

     Our common stock is traded on the New York Stock Exchange under the symbol “PCR”. The quarterly market high and low sales prices for our common stock in 2005 and 2004 are summarized below:

                                                                 2005                            2004
                                                       ------------------------       -------------------------
                                                         High           Low              High           Low
                                                       ----------     ---------       -----------    ----------
Market Price Range per Common Share:
------------------------------------
Quarter Ended
  March 31                                               $ 17.92       $  13.40          $ 19.99      $   8.80
  June 30                                                  16.56          12.01            17.30          9.18
  September 30                                             19.49          15.02            15.99         10.10
  December 31                                              27.30          17.42            17.04         13.28

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

Holders

     At February 23, 2006, there were 922 holders of record of our common stock, including holders of record on behalf of an indeterminate number of beneficial owners, based on the stockholders list maintained by our transfer agent.

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

                                                                              Year Ended December 31,
                                               --------------------------------------------------------------------------------------
                                                  2005 (1)            2004             2003              2002             2001
                                               ---------------   ---------------  ---------------    --------------  ----------------
                                                                       (In thousands, except per share data)
OPERATING SUMMARY
Revenues:
  Building                                        $ 1,181,103       $ 1,298,771      $   898,254       $   631,860       $ 1,120,161
  Civil                                               275,584           138,095          176,877           312,528           353,957
  Management Services                                 276,790           405,449          298,972           140,653            79,278
                                               ---------------   ---------------  ---------------    --------------  ----------------
  Total                                           $ 1,733,477       $ 1,842,315      $ 1,374,103       $ 1,085,041       $ 1,553,396

Cost of Operations                                  1,663,773         1,750,549        1,304,138         1,026,391         1,495,834
                                               ---------------   ---------------  ---------------    --------------  ----------------

Gross Profit                                      $    69,704       $    91,766      $    69,965       $    58,650       $    57,562
G&A Expense                                            61,751            43,049           39,762            32,770            28,061
                                               ---------------   ---------------  ---------------    --------------  ----------------
Income From  Construction Operations              $     7,953       $    48,717      $    30,203       $   25,880        $    29,501
Other (Income) Expense, Net                              (971)            3,087           (1,722)              520               227
Interest Expense                                        2,003               704            1,003             1,485             2,006
                                               ---------------   ---------------  ---------------    --------------  ----------------
Income Before Income Taxes                        $     6,921       $    44,926      $    30,922       $    23,875       $    27,268
(Provision) Credit for Income Taxes                    (2,872)           (8,919)          13,096              (801)             (850)
                                               ---------------   ---------------  ---------------    --------------  ----------------
Net Income                                        $     4,049       $    36,007      $    44,018       $    23,074       $    26,418
                                               ===============   ===============  ===============    ==============  ================

Income Available for Common Stockholders (2)      $     5,330       $    34,819      $    49,619       $    20,949       $    24,293

Per Share of Common Stock:
  Basic Earnings                                  $     0.21        $      1.47      $      2.18       $      0.92       $      1.07
                                               ===============   ===============  ===============    ==============  ================
  Diluted Earnings                                $     0.20        $      1.39      $      2.10       $      0.91       $      1.04
                                               ===============   ===============  ===============    ==============  ================

  Cash Dividend Declared                          $        -        $         -      $         -       $         -       $         -
                                               ---------------   ---------------  ---------------    --------------  ----------------
  Book Value                                      $     6.86        $      6.34      $      4.65       $      2.72       $      2.40
                                               ---------------   ---------------  ---------------    --------------  ----------------

Weighted Average Common Shares Outstanding:
  Basic                                                25,518            23,724           22,763            22,664            22,623
                                               ---------------   ---------------  ---------------    --------------  ----------------
  Diluted                                              26,150            25,061           23,583            22,939            23,442
                                               ---------------   ---------------  ---------------    --------------  ----------------

                                                                              Year Ended December 31,
                                               --------------------------------------------------------------------------------------
                                                  2005 (1)            2004             2003              2002             2001
                                               ---------------   ---------------  ---------------    --------------  ----------------
                                                                           (In thousands, except ratios)
FINANCIAL POSITION SUMMARY

Working Capital                                   $   153,335       $   178,029      $   125,397         $ 115,908       $    93,369
                                               ---------------   ---------------  ---------------    --------------  ----------------

Current Ratio                                           1.23x             1.41x            1.31x             1.44x             1.24x
                                               ---------------   ---------------  ---------------    --------------  ----------------

Long-term Debt, less current maturities           $    39,969       $     8,608      $     8,522         $  12,123       $     7,540
                                               ---------------   ---------------  ---------------    --------------  ----------------

Stockholders' Equity                              $   183,175       $   174,034      $   120,560         $  86,649       $    79,408
                                               ---------------   ---------------  ---------------    --------------  ----------------

Ratio of Long-term Debt to Equity                        .22x              .05x             .07x              .14x              .09x
                                               ---------------   ---------------  ---------------    --------------  ----------------

Total Assets                                      $   915,256       $   654,265      $   565,443         $ 402,389       $   501,241
                                               ---------------   ---------------  ---------------    --------------  ----------------

OTHER DATA

Backlog at Year End (3)                           $ 7,897,784       $ 1,151,475      $ 1,666,464         $ 990,175       $ 1,213,535
                                               ---------------   ---------------  ---------------    --------------  ----------------

New Business Awarded (4)                          $ 8,479,786       $ 1,327,326      $ 2,050,392         $ 861,681       $   978,200
                                               ---------------   ---------------  ---------------    --------------  ----------------

(1) Includes the results of Cherry Hill acquired effective January 1, 2005 and Rudolph and Sletten acquired October 3, 2005. See Item 7 "Management's Discussions and Analysis of Financial Condition and Results of Operations - Recent Developments".

(2) Income available for common stockholders includes adjustments to net income for (a) accrued and unpaid dividends on our $21.25 Preferred Stock, or $2.125 Depositary Shares, (b) the reversal of previously accrued and unpaid dividends in the amount of approximately $7.3 million applicable to 440,627 of the $2.125 Depositary Shares purchased and retired by us in June 2003, and (c) the reversal of previously accrued and unpaid dividends in the amount of approximately $2.3 million applicable to 374,185 of the $2.125 Depositary Shares purchased and retired by us in November 2005.

(3) A construction project is included in our backlog at such time as a contract is awarded or a firm letter of commitment is obtained and funding is in place. Backlog is not a measure defined in accounting principles generally accepted in the United States of America, or GAAP, and our backlog may not be comparable to the backlog of other companies. Management uses backlog to assist in forecasting future results.

(4) New business awarded consists of the original contract price of projects added to our backlog in accordance with Note (2) above plus or minus subsequent changes to the estimated total contract price of existing contracts. Management uses new business awarded to assist in forecasting future results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

Overview

     We were incorporated in 1918 as a successor to businesses that had been engaged in providing construction services since 1894. We provide diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world. Our construction business is conducted through three basic segments or operations: building, civil and management services. Our building segment has significant experience providing services to a number of high growth, specialized building markets, including the hospitality and gaming, sports and entertainment, education, transportation, healthcare, biotech, pharmaceutical and high-tech markets. Our civil segment specializes in new public works construction and the repair, replacement and reconstruction of infrastructure, including highways, bridges, mass transit systems and wastewater treatment facilities, primarily in the eastern United States, often in metropolitan New York. Our management services segment provides diversified construction, design-build and maintenance services to the U. S. military and government agencies, as well as power suppliers, surety companies and multi-national corporations in the United States and overseas. We have been chosen by the federal government for significant projects related to defense and reconstruction projects in Iraq and Afghanistan.

     The contracting and management services that we provide consist of general contracting, pre-construction planning and comprehensive management services, including planning and scheduling the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract. We also offer self-performed construction services including site work, concrete forming and placement and steel erection. We provide these services by using traditional general contracting arrangements, such as fixed price, guaranteed maximum price and cost plus fee contracts and, to a lesser extent, construction management or design-build contracting arrangements. In the ordinary course of our business, we enter into arrangements with other contractors, referred to as “joint ventures,” for certain construction projects. Each of the joint venture participants is usually committed to supply a predetermined percentage of capital, as required, and to share in a predetermined percentage of the income or loss of the project. Each joint venture participant is fully liable for the obligations of the joint venture.

     For the year ended December 31, 2005, we had revenues of $1.733 billion and net income of $4.0 million. Our 2005 results were severely impacted by a $24.9 million after-tax charge related to the adverse judgment received in the WMATA matter. Without the WMATA charge, we would have achieved our second consecutive year of record pretax profit in 2005 as a result of the profit contributions realized from our 2005 acquisitions of Cherry Hill and Rudolph & Sletten, and higher gross profit margins realized by all of our business units in 2005, most notably in our building segment. We received significant new contract awards during the latter half of 2005 resulting in an all-time record backlog of $7.9 billion as of year end. This represents a 586% increase in backlog compared to December 31, 2004. Our financial condition remained strong at December 31, 2005 with working capital of $153.3 million, a ratio of current assets to current liabilities of 1.23 to 1.00, and a ratio of long-term debt to equity of 0.22 to 1.00.

Recent Developments

Acquisition of Cherry Hill Construction, Inc.

     In January 2005, we completed the acquisition of Cherry Hill Construction, Inc. (“Cherry Hill”), a privately held construction company based in Jessup, Maryland, for approximately $22 million in cash. Cherry Hill is an established civil construction company in the Mid-Atlantic and Southeast regions and specializes in excavation, foundations, paving and construction of civil infrastructure. The acquisition was effective as of January 1, 2005 and, accordingly, Cherry Hill’s financial results are included in our consolidated results of operations and financial position beginning in the first quarter of 2005.

Acquisition of Rudolph and Sletten, Inc.

     In October 2005, we completed the acquisition of Rudolph and Sletten, Inc. (“Rudolph & Sletten”), a privately held construction and construction management company, for approximately $55.3 million in cash. Based in Redwood City, California, and covering the major California construction markets of Los Angeles, Silicon Valley, San Francisco and Sacramento, Rudolph & Sletten is an established building contractor and construction management company specializing in corporate campuses, healthcare, biotech, pharmaceutical and high-tech projects. The acquisition was effective as of October 3, 2005 and, accordingly, Rudolph & Sletten’s financial results are included in our consolidated results of operations and financial position beginning in the fourth quarter of 2005.

Amended and Restated Credit Agreement

     On October 14, 2005, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A., and TD Banknorth (the “Amended Agreement”). The Amended Agreement amends and restates in its entirety our previously existing credit agreement dated January 23, 2002, as amended through March 31, 2005 (the “Existing Agreement”).

     The Amended Agreement provides for a secured revolving credit facility (the “Revolving Facility”) of up to $50 million, an amount unchanged from the Existing Agreement. The Amended Agreement also provides for an increase in the aggregate amount of letters of credit that may be issued under the agreement from $7.5 million to $15 million. Outstanding letters of credit reduce availability under the Revolving Facility on a dollar-for-dollar basis. The termination date of the Revolving Facility was extended from June 30, 2007 to June 30, 2008.

     In addition, the Amended Agreement provides for a new $30 million secured term loan (the “Term Loan”), which was used to refinance a portion of the purchase price for the Rudolph & Sletten acquisition. The new Term Loan amortizes in equal quarterly principal payments of $1.5 million commencing December 31, 2005 and continuing through October 14, 2010. For a more detailed description of the Amended Agreement, see “Liquidity and Capital Resources – Cash and Working Capital” below.

Settlement of $21.25 Preferred Stock Lawsuit

     In November 2004, an agreement was reached to settle the class action lawsuit filed by the holders of our $21.25 Preferred Stock. On September 28, 2005, we announced that the United States District Court for the District of Massachusetts approved the settlement. The settlement and the number of $2.125 Depositary Convertible Exchangeable Preferred Shares (the “Depositary Shares”) participating in the settlement became final on October 24, 2005. Under the terms of the settlement, effective November 2, 2005, we purchased all of the 374,185 participating Depositary Shares that were submitted for $19.00 in cash and one share of our common stock for each Depositary Share for an aggregate of $7.1 million in cash and 374,185 shares of common stock. After consummation of the settlement, 185,088 Depositary Shares remain outstanding.

Secondary Offering Completed

     On December 14, 2005, we completed a secondary offering of approximately 5.8 million shares of our common stock at $23.75 per share. The shares were sold by a stockholder group consisting of Blum Capital Partners, L.P., PB Capital Partners, L.P., Tutor-Saliba Corporation, O&G Industries, Inc., National Union Fire Insurance Company of Pittsburgh, Pa., a member of American International Group, and The Union Labor Life Insurance Company acting on behalf of its Separate Account P. We did not receive any proceeds from the sale of these securities by the selling stockholders.

WMATA Judgment

     On November 29, 2005, we announced that the U. S. District Court for the District of Columbia entered a $21.8 million judgment against two Perini joint ventures in the matter of Mergentime Corporation, et al. vs. Washington Metropolitan Area Transit Authority (“WMATA”) v. Insurance Company of North America. The case concerned two subway construction contracts awarded by WMATA in 1985 and 1986 to two joint ventures of which Mergentime Corporation was the was a 60% managing partner and Perini Corporation was a 40% partner. The construction contracts were terminated by WMATA for cause in 1990. The Court awarded WMATA approximately $21.3 million in damages, plus prejudgment interest in the amount of approximately $19.1 million for an aggregate amount of $40.4 million. Under the terms of the joint ventures, Perini and Mergentime are jointly and severally liable for obligations of the joint ventures. Mergentime is unable to fulfill its financial obligations to the joint ventures to satisfy the ultimate liability relating to this matter. We recorded an after-tax charge in the fourth quarter of approximately $24.9 million that reflects the Court’s award.

Significant New Work Awards Result in Record Backlog

     Primarily during the latter half of 2005, we announced the receipt of several significant new contracts by our building construction segment in the hospitality and gaming market, including the award of the MGM Mirage Project CityCenter in Las Vegas with an estimated value of $3.4 billion. Also, we were awarded contracts for both the Trump International Hotel and Tower Las Vegas and the Cosmopolitan Resort and Casino in Las Vegas with a combined estimated construction contract value in excess of $1.6 billion, the $453 million Red Rock Resort Spa Casino in Las Vegas, and the $469 million contract for construction of the 2 million-square-foot expansion of the Foxwoods Resort Casino in southeastern Connecticut. The receipt of these new awards combined with approximately $1.17 billion of contract backlog added due to our acquisitions of Cherry Hill and Rudolph & Sletten, resulted in an all-time record of $7.9 billion in backlog of uncompleted construction work at December 31, 2005.

Backlog Analysis for 2005

     The following table provides an analysis of our backlog by business segment for the year ended December 31, 2005.

                              Backlog at          New Business         Revenue           Backlog at
                           December 31, 2004      Awarded (1)        Recognized      December 31, 2005
                          --------------------   ---------------    --------------  ---------------------
                                                          (in thousands)
Building                          $   570,067       $ 7,791,405      $ (1,181,103)         $ 7,180,369
Civil                                 230,711           467,861          (275,584)             422,988
Management Services                   350,697           220,520          (276,790)             294,427
                          --------------------   ---------------    --------------  ---------------------
Total                             $ 1,151,475       $ 8,479,786      $ (1,733,477)         $ 7,897,784
                          ====================   ===============    ==============  =====================

(1) New business awarded consists of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

Critical Accounting Policies

     Our accounting and financial reporting policies are in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenues and expenses during the reporting period. Although our significant accounting policies are described in Note 1, "Summary of Significant Accounting Policies," of the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K, the following discussion is intended to describe those accounting policies most critical to the preparation of our consolidated financial statements.

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

     When recording revenue on contracts relating to unapproved change orders and claims, we include in revenue an amount equal to the amount of costs incurred by us to date for contract price adjustments that we seek to collect from customers for delays, errors in specifications or designs, change orders in dispute or unapproved as to scope or price, or other unanticipated additional costs, in each case when recovery of the costs is considered probable. When determining the likelihood of eventual recovery, we consider such factors as evaluation of entitlement, settlements reached to date and our experience with the customer. The settlement of these issues often takes years depending upon whether the item can be resolved directly with the customer or involves litigation or arbitration . When new facts become known, an adjustment to the estimated recovery is made and reflected in the current period results.

     The amount of unapproved change order and claim revenue is included in our balance sheet as Unbilled Work. The amount of Unbilled Work relating to unapproved change orders and claims included in our balance sheet at December 31, 2005 and 2004 is summarized below:

                                                 December 31,
                                          -----------------------------
                                              2005            2004
                                          -------------   -------------
                                                 (in thousands)

          Unapproved Change Orders            $  7,067        $  6,202
          Claims                                59,904          61,483
                                          -------------   -------------
                                              $ 66,971        $ 67,685
                                          =============   =============

     Of the balance of unapproved change orders and claims included in Unbilled Work at December 31, 2005 and December 31, 2004, approximately $36.7 million and $34.0 million respectively, are amounts subject to pending litigation or dispute resolution proceedings as described in Item 3, "Legal Proceedings" and Note 2, "Contingencies and Commitments" of Notes to Consolidated Financial Statements for the respective periods. These amounts are management's estimate of the probable recovery from the disputed claims considering such factors as evaluation of entitlement, settlements reached to date and knowledge of customer. In the event that future facts and circumstances, including the resolution of disputed claims, cause us to reduce the aggregate amount of our estimated probable recovery from the disputed claims, we will record the amount of such reduction against future earnings in the relevant period.

     Method of Accounting for Contracts - Revenues and profits from our contracts and construction joint venture contracts are recognized by applying percentages of completion for the period to the total estimated profits for the respective contracts. Percentage of completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. When the estimate on a contract indicates a loss, our policy is to record the entire loss during the accounting period in which it is estimated. In the ordinary course of business, at a minimum on a quarterly basis, we prepare updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs, including unapproved change orders and claims, during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract. An amount equal to the costs incurred that are attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable. For a further discussion of unapproved change orders and claims, see Item 1, "Business - Types of Contracts and The Contract Process" and Item 1A, "Risk Factors". Profit from unapproved change orders and claims is recorded in the accounting period such amounts are resolved.

     Deferred contract revenue represents the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts. Unbilled work represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled work results when (1) the appropriate contract revenue amount has been recognized in accordance with the percentage of completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or (2) costs, recorded at estimated realizable value, related to unapproved change orders or claims are incurred. For unapproved change orders or claims that cannot be resolved in accordance with the normal change order process as defined in the contract, we may employ other dispute resolution methods, including mediation, binding and non-binding arbitration, or litigation. See Item 3 - "Legal Proceedings" and Note 2, "Contingencies and Commitments" of Notes to Consolidated Financial Statements. The prerequisite for billing unapproved change orders and claims is the final resolution and agreement between the parties. Unbilled work related to our contracts and joint venture contracts at December 31, 2005 is discussed above under "Use of Estimates" and in Note 1(d) of Notes to Consolidated Financial Statements.

     Accounting for Income Taxes - Information relating to our (provision) credit for income taxes and the status of our deferred tax assets and liabilities is presented in Note 5, "Income Taxes" of Notes to Consolidated Financial Statements. A key assumption in the determination of our book tax (provision) credit is the amount of the valuation allowance required to reduce the related deferred tax assets. A valuation allowance reduces the deferred tax assets to a level which will, more likely than not, be realized. Whether the deferred tax assets will be realized depends on the generation of future taxable income during the periods in which the deferred tax assets become deductible. The net deferred tax assets reflect management's estimate of the amount which will, more likely than not, reduce future taxable income.

     Defined Benefit Retirement Plan - The status of our defined benefit pension plan obligations, related plan assets and cost is presented in Note 7 of Notes to Consolidated Financial Statements entitled "Employee Benefit Plans". Plan obligations and annual pension expense are determined by actuaries using a number of key assumptions which include, among other things, the discount rate, the estimated future return on plan assets and the anticipated rate of future salary increases. The discount rate of 5.75% used for purposes of computing the 2005 annual pension expense was determined at the beginning of the calendar year based on high-quality corporate bond yields as of that date. We plan to lower slightly the discount rate used for computing the 2006 annual pension expense to 5.62% based upon an analysis performed by our actuaries which matches the cash flows of our plan's projected liabilities to bond investments of similar amounts and durations.

     The estimated return on plan assets is primarily based on historical long-term returns of equity and fixed income markets according to our targeted allocation of plan assets (70% equity and 30% fixed income). We plan to continue to use a return on asset rate of 7.5% in 2006 based on recent equity market performance compared to long-term historical averages.

     The plans' accumulated benefit obligation exceeded the fair value of plan assets on December 31, 2005, 2004 and 2003 in amounts greater than the accrued pension liability previously recorded. Accordingly, we increased our accrual by $0.6 million in 2005, $5.0 million in 2004 and $4.4 million in 2003 with the offset, net of tax, to accumulated other comprehensive loss, a reduction of stockholders' equity.

     Effective June 1, 2004, all benefit accruals under our pension plan were frozen; however, the current vested benefits will be preserved. However, notwithstanding the expected change in the discount rate assumption for 2006 noted above, we anticipate that pension expense will increase from $1.5 million in 2005 to $1.9 million in 2006 due to increased amortization of prior years' investment losses in accordance with SFAS No. 87, "Employers' Accounting for Pensions." Cash contributions are anticipated to be $6.0 million in 2006, but using our current assumptions regarding asset performance and the interest rate environment, cash contributions will likely increase significantly in the future.

Results of Operations -
2005 Compared to 2004

     Net income for the year ended December 31, 2005 was $4.0 million, a $32.0 million decrease from the $36.0 million recorded in 2004. The 2005 net income was severely impacted by the WMATA judgment discussed above which resulted in an after-tax charge of $24.9 million. In addition, net income for the year ended December 31, 2004 reflects a lower-than-normal tax rate due to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations. These negative effects on 2005 net income compared to 2004 were partly offset by profit contributions realized from the acquisitions during 2005 of both Cherry Hill and Rudolph & Sletten. On a pretax basis, earnings for the year ended December 31, 2005 were $6.9 million, a $38.0 million decrease from the record $44.9 million recorded in 2004. However, without the impact of the WMATA charge, pretax earnings for 2005 would have been a record $47.3 million, exceeding the 2004 record of $44.9 million. Although revenues decreased by $108.8 million in 2005 as the timing of new work awards was slower than anticipated, pretax earnings without the WMATA charge would have increased due to the profit contributions realized from the acquisitions during 2005 of both Cherry Hill and Rudolph & Sletten, as well as from improved gross margins experienced by all of our business segments in 2005.

     Basic earnings per common share were $0.21 for the year ended December 31, 2005 compared to $1.47 for the year ended December 31, 2004. Diluted earnings per common share were $0.20 for the year ended December 31, 2005 compared to $1.39 for the year ended December 31, 2004. The basic and diluted earnings per share calculations for the year ended December 31, 2005 were favorably impacted by $0.09 per share due to the reversal of a pro rata portion of accumulated but unpaid dividends on our $21.25 Preferred Stock as a result of the settlement of the lawsuit brought by certain holders of our $21.25 Preferred Stock.

                                Revenues for the
                             Year Ended December 31,
                          ----------------------------    Increase          %
                             2005            2004        (Decrease)      Change
                          ------------    ------------   ------------  ------------
                                        (In millions)

Building                    $ 1,181.1       $ 1,298.8       $ (117.7)         (9.1)%
Civil                           275.6           138.1          137.5          99.6%
Management Services             276.8           405.4         (128.6)        (31.7)%
                          ------------    ------------   ------------
Total                       $ 1,733.5       $ 1,842.3       $ (108.8)         (5.9)%
                          ============    ============   ============

     Overall revenues decreased by $108.8 million (or 5.9%), from $1,842.3 million in 2004 to $1,733.5 million in 2005. Management services revenues decreased by $128.6 million (or 31.7%), from $405.4 million in 2004 to $276.8 million in 2005 due primarily to a decreased volume of work related to the rebuilding of Iraq. Building construction revenues decreased by $117.7 million (or 9.1%), from $1,298.8 million in 2004 to $1,181.1 million in 2005, due primarily to the timing of the start-up of new work in the hospitality and gaming market as the timing of new work awards was slower than anticipated. We received significant new awards in the hospitality and gaming market in the latter half of

2005 as discussed above under the caption "Recent Developments"; however, the timing of the receipt of these new awards did not allow for a significant amount of work to be put in place during 2005. Partly offsetting the overall decrease in building construction revenues was an increase of $189.5 million due to the acquisition of Rudolph & Sletten in October 2005. Civil construction revenues increased by $137.5 million (or 99.6%), from $138.1 million in 2004 to $275.6 million in 2005, due to the impact of the Cherry Hill acquisition.

                            Income from Construction
                              Operations for the
                            Year Ended December 31,
                          ----------------------------     Increase          %
                             2005            2004         (Decrease)       Change
                          ------------    ------------    ------------  -------------
                                         (In millions)

Building                       $ 29.3          $ 23.6         $   5.7           24.2%
Civil                           (26.9)            5.5           (32.4)        (589.1)%
Management Services              19.1            29.9           (10.8)         (36.1)%
                          ------------    ------------    ------------
Subtotal                       $ 21.5          $ 59.0         $ (37.5)         (63.6)%

Less:  Corporate                (13.6)          (10.3)            3.3           32.0%
                          ------------    ------------    ------------
Total                          $  7.9          $ 48.7         $ (40.8)         (83.8)%
                          ============    ============    ============

     Income from construction operations (excluding corporate) decreased by $37.5 million (or 63.6%), from $59.0 million in 2004 to $21.5 million in 2005. Management services income from operations decreased by $10.8 million (or 36.1%), from $29.9 million in 2004 to $19.1 million in 2005, due primarily to the decrease in revenues discussed above. Partly offsetting the negative impact of the decrease in management services revenues was a higher gross profit margin, largely due to profit increases recognized upon the completion and close-out of two overseas projects. Despite the decrease in building construction revenues, building construction income from operations increased by $5.7 million (or 24.2%), from $23.6 million in 2004 to $29.3 million in 2005, due primarily to the profit contribution realized from the acquisition of Rudolph & Sletten plus the impact of higher gross profit margins realized by all of our business units within the building construction segment largely due to profit increases recognized upon the completion and close-out of several hospitality and gaming market projects. Building construction income from operations was negatively impacted by a $7.8 million increase in building construction-related general and administrative expenses, due primarily to the addition of Rudolph & Sletten in 2005. Civil construction income from operations decreased by $32.4 million (or 589.1%), from income of $5.5 million in 2004 to a loss of $26.9 million in 2005, due primarily to the adverse impact of the WMATA charge. Without the WMATA charge, civil construction income from operations would have increased by $8.0 million (or 145.5%), from $5.5 million in 2004 to $13.5 million in 2005, due primarily to the impact of the Cherry Hill acquisition. Civil construction income from operations was negatively impacted by a $7.0 million increase in civil construction-related general and administrative expenses due primarily to the addition of Cherry Hill in 2005. Overall income from operations was negatively impacted by a $3.3 million increase in corporate general and administrative expenses, from $10.3 million in 2004 to $13.6 million in 2005, due primarily to a $1.8 million increase in compensation expense related to the amortization of certain restricted stock awards granted in the second half of 2004. Also, corporate general and administrative expenses increased due to increased Board of Directors' fees and directors and officers liability insurance, an increased provision for incentive compensation and increased audit fees due to our acquisitions in 2005 and to continued compliance requirements under the Sarbanes-Oxley Act of 2002.

     Other income (expense) increased by $4.1 million, from an expense of $3.1 million in 2004 to income of $1.0 million in 2005, due primarily to a $1.6 million net gain recorded from the sale of certain parcels of developed land held for sale and a $1.1 million decrease in expenses related to secondary public stock offerings. In addition, there was a $0.2 million one-time charge recorded in the second quarter of 2004 due to the decision to freeze all benefit accruals under our defined benefit pension plan effective June 1, 2004. Based on our limited remaining inventory of developed land held for sale and the anticipated potential selling prices for those parcels, we believe that the net gain recorded in 2005 is of a non-recurring nature and is not indicative of expected future results.

     Interest expense increased by $1.3 million, from $0.7 million in 2004 to $2.0 million in 2005, due to interest expense on mortgage debt and equipment financing debt assumed in conjunction with the Cherry Hill acquisition and increased borrowings under our new Credit Agreement to fund our acquisition of Rudolph & Sletten.

     The provision for income taxes decreased by $6.0 million, from $8.9 million in 2004 to $2.9 million in 2005, due primarily to the decrease in pretax income in 2005. The effective tax rate, however, more than doubled to 42% in 2005 compared to 20% in 2004, due primarily to the realization in 2004 of a $7.9 million federal tax benefit not recognized in prior years due to certain accounting limitations.

Reconciliation of Reported Net Income to Pro Forma Net Income

     As noted above, our reported net income was $4.0 million and $36.0 million for the years ended December 31, 2005 and 2004, respectively. Our reported basic earnings per common share were $0.21 and $1.47 for the years ended December 31, 2005 and 2004, respectively. Our reported diluted earnings per common share were $0.20 and $1.39 for the years ended December 31, 2005 and 2004, respectively. Assuming an effective income tax rate of 39% and that we completed the settlement of the lawsuit brought by certain holders of our $21.25 Preferred Stock prior to January 1, 2004, pro forma net income for the year ended December 31, 2005 would have been $4.2 million, as compared to pro forma net income of $27.4 million for the year ended December 31, 2004. Similarly, pro forma basic earnings per common share for the year ended December 31, 2005 would have been $0.15, as compared to pro forma basic earnings per common share of $1.12 for the year ended December 31, 2004. Pro forma diluted earnings per common share for the year ended December 31, 2005 would have been $0.14, as compared to pro forma diluted earnings per common share of $1.06 for the year ended December 31, 2004. The reconciliation of reported net income to pro forma net income for the year ended December 31, 2005 and 2004 is set forth below:

                                                              Year Ended December 31,
                                                             ----------------------------
                                                                2005            2004
                                                             ------------   -------------
                                                                   (In thousands,
                                                               except per share data)

Reported net income                                              $ 4,049        $ 36,007
Plus:  Provision for income taxes                                  2,872           8,919
                                                             ------------   -------------
Income before income taxes                                         6,921          44,926
Provision for income taxes assuming 39% effective rate             2,699          17,521
                                                             ------------   -------------
Pro forma net income                                               4,222          27,405

Less:  Dividends accrued on Preferred Stock
       assuming the settlement of the Preferred Stock
       lawsuit took place prior to January 1, 2004                  (393)           (393)
                                                             ------------   -------------
Pro forma total available for common stockholders                $ 3,829        $ 27,012
                                                             ============   =============

Pro forma basic earnings per common share                        $  0.15        $   1.12
                                                             ============   =============

Pro forma diluted earnings per common share                      $  0.14        $   1.06
                                                             ============   =============

Weighted average common shares outstanding:
  Basic, as reported                                              25,518           23,724
  Impact of shares issuable in conjunction with the
    settlement of the Preferred Stock lawsuit                        313              374
                                                             ------------   -------------
Pro forma basic                                                   25,831           24,098
                                                             ------------   -------------

Basic, as reported                                                25,518           23,724
Effect of dilutive stock options, warrants and
   restricted stock units outstanding                                623            1,337
                                                             ------------   -------------
Diluted, as reported                                              26,141           25,061
Impact of shares issuable in conjunction with the
  settlement of the Preferred Stock lawsuit                          313             374
                                                             ------------   -------------
Pro forma diluted                                                 26,454          25,435
                                                             ------------   -------------

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

                               Revenues for the
                            Year Ended December 31,
                          ----------------------------    Increase           %
                             2004            2003        (Decrease)        Change
                          ------------    ------------   ------------   -------------
                                        (In millions)

Building                    $ 1,298.8       $   898.2        $ 400.6          44.6%
Civil                           138.1           176.9          (38.8)        (21.9)%
Management Services             405.4           299.0          106.4          35.6%
                          ------------    ------------   ------------
Total                       $ 1,842.3       $ 1,374.1        $ 468.2          34.1%
                          ============    ============   ============

     Overall revenues increased by $468.2 million (or 34.1%), from $1,374.1 million in 2003 to $1,842.3 million in 2004. This increase was due primarily to an increase in building revenues of $400.6 million (or 44.6%), from $898.2 million in 2003 to $1,298.8 million in 2004, and an increase in management services revenues of $106.4 million (or 35.6%), from $299.0 million in 2003 to $405.4 million in 2004. The increase in building construction revenues was due primarily to the timing of the start up of new projects in the hospitality and gaming market, particularly in California and Nevada, and reflects the significantly higher building segment backlog entering 2004 compared to 2003. The increase in management services revenues is due primarily to the new contracts we were awarded in late 2003 related to the rebuilding of Iraq and Afghanistan. These increases were partly offset by a decrease in civil construction revenues of $38.8 million (or 21.9%), from $176.9 million in 2003 to $138.1 million in 2004. The decrease in revenues from civil construction operations primarily reflects a decreasing backlog of civil construction work as we continued to focus on returning this segment to its historical level of performance. In addition, certain civil construction new work opportunities were delayed pending finalization of funding.

                              Income from Construction
                                 Operations for the
                              Year Ended December 31,
                           -----------------------------     Increase           %
                              2004             2003         (Decrease)       Change
                           ------------    -------------   -------------   ------------
                                          (In millions)

Building                        $ 23.6           $ 12.1          $ 11.5          95.0%
Civil                              5.5              3.2             2.3          71.9%
Management Services               29.9             23.7             6.2          26.2%
                           ------------    -------------   -------------
Subtotal                        $ 59.0           $ 39.0          $ 20.0          51.3%

Less:  Corporate                 (10.3)            (8.8)            1.5          17.0%
                           ------------    -------------   -------------
Total                           $ 48.7           $ 30.2          $ 18.5          61.3%
                           ============    =============   =============

     Income from construction operations (excluding corporate) increased by $20.0 million (or 51.3%), from $39.0 million in 2003 to $59.0 million in 2004. Building construction income from operations increased by $11.5 million, from $12.1 million in 2003 to $23.6 million in 2004, due primarily to the increase in revenues discussed above. In addition, building construction income from operations improved due to a $0.7 million decrease in building construction-related general and administrative expenses as one business unit benefited from the impact of certain cost reduction measures instituted during 2003, as well as a greater ability to utilize personnel on projects as a result of the increased number of projects in process. Partly offsetting these improvements was a $1.3 million increase in the amortization of the intangible asset established in conjunction with the accounting for the acquisition of Cummings in January 2003. Management services income from operations increased by $6.2 million (or 26.2%), from $23.7 million in 2003 to $29.9 million in 2004, due primarily to the increase in revenues discussed above. Despite the decrease in revenues discussed above, civil construction income from operations increased by $2.3 million, from $3.2 million in 2003 to $5.5 million in 2004, due primarily to net claim settlements realized in 2004 on several completed projects. In addition, civil construction income from operations improved due to a $0.4 million decrease in civil construction-related general and administrative expenses. Income from construction operations was negatively impacted by a $1.5 million increase in corporate general and administrative expenses, from $8.8 million in 2003 to $10.3 million in 2004, due primarily to an increase of approximately $0.7 million in outside professional fees and expenses related to establishing compliance with Section 404 of the Sarbanes-Oxley Act of 2002 with respect to assessment of our system of internal controls, as well as a $0.5 million increase in corporate incentive compensation.

     Other income/expense (net) decreased by $4.8 million, from an income of $1.7 million in 2003 to an expense of $3.1 million in 2004, due primarily to a $2.5 million decrease in net gain recorded from land sales since fewer parcels were sold in 2004. In addition, other income/expense (net) decreased due to a $1.7 million increase in expenses related to the secondary stock offerings completed in 2004. Also, in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", we recorded a one-time charge of $0.2 million in 2004 due to the decision to freeze all benefit accruals under our defined benefit pension plan effective June 1, 2004.

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

Reconciliation of Reported Net Income to Pro Forma Net Income

     As noted above, our reported net income was $36.0 million and $44.0 million for the years ended December 31, 2004 and 2003, respectively. Our reported basic earnings per common share were $1.47 and $2.18 for the years ended December 31, 2004 and 2003, respectively. Our reported diluted earnings per common share were $1.39 and $2.10 for the years ended December 31, 2004 and 2003, respectively. Assuming an effective income tax rate of 39% and that we completed our 2003 tender offer for our $21.25 Preferred Stock prior to January 1, 2003, pro forma net income for the year ended December 31, 2004 would have been $27.4 million, as compared to pro forma net income of $18.9 million for the year ended December 31, 2003. Similarly, pro forma basic earnings per common share for the year ended December 31, 2004 would have been $1.11, as compared to pro forma basic earnings per common share of $0.78 for the year ended December 31, 2003. Pro forma diluted earnings per common share for the year ended December 31, 2004 would have been $1.05, as compared to pro forma diluted earnings per common share of $0.75 for the year ended December 31, 2003. The reconciliation of reported net income to pro forma net income for the year ended December 31, 2004 and 2003 is set forth below:

                                                                          Year Ended December 31,
                                                                        -----------------------------
                                                                            2004            2003
                                                                        -------------    ------------
                                                                               (In thousands,
                                                                           except per share data)

Reported net income                                                         $ 36,007        $ 44,018
Plus:  Provision (credit) for income taxes                                     8,919         (13,096)
                                                                        -------------    ------------
Income before income taxes                                                    44,926          30,922
Provision for income taxes assuming 39% effective rate                        17,521          12,060
                                                                        -------------    ------------
Pro forma net income                                                          27,405          18,862

Less:  Dividends accrued on Preferred Stock
       assuming the tender offer took place prior to
       January 1, 2003                                                        (1,188)         (1,188)
                                                                        -------------    ------------
Pro forma total available for common stockholders                           $ 26,217        $ 17,674
                                                                        =============    ============

Pro forma basic earnings per common share                                   $   1.11        $   0.78
                                                                        =============    ============

Pro forma diluted earnings per common share                                 $   1.05        $   0.75
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

Liquidity and Capital Resources

Cash and Working Capital

     Cash and cash equivalents as reported in the accompanying Consolidated Statements of Cash Flows consist of amounts held by us as well as our proportionate share of amounts held by construction joint ventures. Cash held by us is available for general corporate purposes while cash held by construction joint ventures is available only for joint venture-related uses. Cash held by construction joint ventures is distributed from time to time to us and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by us from our construction joint ventures are then available for general corporate purposes. At December 31, 2005 and 2004, cash held by us and available for general corporate purposes was $99.7 million and $81.0 million, respectively, and our proportionate share of cash held by joint ventures and available only for joint venture-related uses was $40.1 million and $55.3 million, respectively.

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

     A summary of cash flows for each of the years ended December 31, 2005, 2004 and 2003 is set forth below:

                                          Year Ended December 31,
                                      ---------------------------------
                                        2005        2004        2003
                                      ---------   ----------  ---------
                                               (In millions)
Cash flows from:
  Operating activities                 $  30.3      $  59.8     $ 42.6
  Investing activities                   (43.5)        (1.9)      (7.9)
  Financing activities                    16.7         10.6      (13.9)
                                      ---------   ----------  ---------
Net increase in cash                   $   3.5      $  68.5     $ 20.8
Cash at beginning of year                136.3         67.8       47.0
                                      ---------   ----------  ---------
Cash at end of year                    $ 139.8      $ 136.3     $ 67.8
                                      =========   ==========  =========

     During 2005, we generated $30.3 million in cash flow from operating activities and $16.7 million in cash flow from financing activities to fund $43.5 million in investing activities and to increase cash on hand by $3.5 million. Cash flow from financing activities primarily reflects $30.0 million in proceeds received from a new secured term loan established in conjunction with the new credit agreement that we entered into on October 14, 2005. Cash flow from financing activities also includes a $12.8 million reduction in debt, primarily to pay down a portion of the debt we assumed in conjunction with the acquisition of Cherry Hill, and a $7.1 million expenditure for the purchase of our $21.25 Preferred Stock pursuant to the terms of the settlement of the lawsuit brought by certain holders of our $21.25 Preferred Stock. Cash flow used by investing activities primarily reflects the funding of the acquisitions of Cherry Hill in January 2005 and Rudolph & Sletten in October 2005 for $20.0 million and $53.6 million, respectively, net of the cash balances acquired, as well as the acquisition of construction equipment used in our operations. Proceeds from investing activities include $36.4 million from the sale of certain marketable securities acquired in the purchases of Cherry Hill and Rudolph & Sletten, and $4.0 million from the sale of certain parcels of land.

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

     Working capital decreased, from $178.0 million at the end of 2004 to $153.3 million at December 31, 2005 due primarily to the funding of our acquisitions of Cherry Hill and Rudolph & Sletten in 2005. Accordingly, the current ratio decreased from 1.41x to 1.23x during the same period. As of December 31, 2005, accounts receivable amounted to $536.4 million and comprised approximately 67% of our total current assets. This compares to accounts receivable of $372.9 million, or approximately 61% of our total current assets at December 31, 2004.

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

     In addition, the Amended Agreement provides for a new $30 million secured term loan (the "Term Loan"), which was used to refinance a portion of the purchase price for the Rudolph & Sletten acquisition. The new Term Loan amortizes in equal quarterly principal payments of $1.5 million commencing December 31, 2005 and continuing through October 14, 2010.

     The terms of our credit facility require us to meet certain financial covenants at the end of each fiscal quarter, including:

  a minimum net income for each fiscal quarter of $1;

  a minimum working capital ratio of current assets over current liabilities equal to 1.20:1;

  a minimum tangible net worth of at least $150 million plus, commencing with our fiscal quarter ended December 31, 2005, 50% of our consolidated net income for each consecutive two fiscal quarters ended on June 30 and December 31 of each year;

  a minimum fixed charge coverage ratio of consolidated earnings before interest, taxes, depreciation and amortization, less capital expenditures over covered charges (which includes cash interest and tax payments, scheduled principal payments and current period dividends on our preferred stock) equal to 1.50:1 for four consecutive fiscal quarters; and

  minimum operating profit levels of at least $27.5 million in the aggregate for four consecutive fiscal quarters through December 31, 2005 and at least $35.0 million and $40.0 million in the aggregate for four consecutive fiscal quarters as of March 31, 2006 and March 31, 2007, respectively.
The Amended Agreement also includes operational covenants customary for facilities of this type, including restrictions on incurring additional indebtedness without the consent of the lenders, other than financing for our corporate headquarters, insurance premiums and construction equipment, as well as limitations on liens, investments and the purchase and sale of assets outside of the normal course of business. Our obligations under the Amended Agreement are guaranteed by substantially all of our current and future subsidiaries, and secured by substantially all of our and our subsidiaries' assets, including a pledge of all of the capital stock of our subsidiaries.

Due to the impact of the WMATA charge, we were in default with regard to certain covenants under the Amended Agreement. We subsequently received a waiver of the default from our lenders.

At December 31, 2005, we had $42.8 million available to borrow under our credit facility and $7.2 million in outstanding letters of credit.

Off-Balance Sheet Arrangements

     We do not have any financial partnerships with unconsolidated entities, such as entities often referred to as structured finance, special purpose entities or variable interest entities which are often established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.

Long-term Debt

     Long-term debt at December 31, 2005 was $40.0 million, an increase of $31.4 million from December 31, 2004, due primarily to the new term loan that we received in October, 2005 that we used to refinance a portion of the purchase price for the Rudolph & Sletten acquisition. In addition, the increase reflects the long-term debt we assumed in conjunction with the acquisition of Cherry Hill. Accordingly, the long-term debt to equity ratio was .22x at December 31, 2005, compared to .05x at December 31, 2004 and .07x at December 2003. Long-term debt was $8.6 million at the end of 2004 compared to $8.5 million at the end of 2003.

Contractual Obligations

     Our outstanding contractual obligations as of December 31, 2005 are summarized in the following table:

                                                                   Payments Due by Period
                                         -----------------------------------------------------------------------------
                                                                        (In thousands)
                                                           Less Than                                      More Than
                                           Total             1 Year       1-3 Years       3-5 Years        5 Years
                                         -----------      -------------  ------------    ------------    -------------

Total debt, excluding interest            $  56,250  (a)      $ 16,281      $ 22,742        $ 17,227         $      -
Interest payments on debt                     8,911  (b)         3,258         4,049           1,604                -
Operating leases, net                        27,884              9,059        11,790           3,094            3,941
Purchase obligations                          2,849              2,849             -               -                -
Other long-term liabilities:
  Accrued dividends on
  $21.25 Preferred Stock                      4,031                  -             -               -            4,031 (c)
Unfunded pension liability                   25,112              6,157        12,314  (d)      4,323  (d)       2,318
Tutor-Saliba management agreement               800                800             -               -                -
                                         -----------      -------------  ------------    ------------    -------------

Total contractual obligations             $ 125,837           $ 38,404      $ 50,895        $ 26,248         $ 10,290
                                         ===========      =============  ============    ============    =============

(a) Includes capital leases in the amount of $5,091.

(b) Includes estimated interest payments on our variable rate Term Loan assuming a 6.75% rate based on rates in effect as of December 31, 2005.

(c) Assumes current policy described below under "Dividends -- $21.25 Preferred Stock" does not change during the 5-year period.

(d) Assumes annual pension fund contributions equal to the contribution amount anticipated in 2006.

Stockholders' Equity

     Our book value per common share was $6.86 at December 31, 2005, compared to $6.34 at December 31, 2004, and $4.65 at December 31, 2003. The major factors impacting stockholders' equity during the three year period were the net income recorded in all three years; the funding of the settlement of the $21.25 Preferred Stock lawsuit in November

2005, including the reversal of dividends ($2.3 million) previously accrued related to the preferred stock purchased; the funding of our tender offer ($11.3 million) completed in June 2003, including the reversal of dividends ($7.3 million) previously accrued related to the preferred stock tendered; preferred stock dividends accrued; and common stock options and stock purchase warrants exercised. Also, we were required to recognize an additional minimum pension liability, net of tax, of approximately $0.3 million in 2005, $3.1 million in 2004, $4.4 million in 2003 and $19.6 million in prior years in accordance with SFAS No. 87, "Employers' Accounting for Pensions" which resulted in an aggregate $27.4 million Accumulated Other Comprehensive Loss deduction in stockholders' equity at December 31, 2005. (See Note 7 of Notes to Consolidated Financial Statements.) Adjustments to the amount of this additional minimum pension liability will be recorded in future years based upon periodic re-evaluation of the funded status of our pension plans.

Dividends

     Common Stock

     There were no cash dividends declared or paid on our outstanding common stock during the three years ended December 31, 2005.

     $21.25 Preferred Stock

     The covenants in our prior credit agreements required us to suspend the payment of quarterly dividends on our $21.25 Preferred Stock in 1995 until certain financial criteria were met. While quarterly dividends on the $21.25 Preferred Stock have not been paid since 1995, they have been fully accrued due to the "cumulative" feature of the $21.25 Preferred Stock. In June 2003, we completed a tender offer for our Depositary Shares pursuant to which we purchased 440,627 Depositary Shares for $25 per share. As a result of this transaction, approximately $7.3 million of previously accrued and unpaid dividends was reversed and restored to additional paid-in capital in the Consolidated Balance Sheets. In November 2004, an agreement was reached to settle the class action lawsuit filed by the holders of our $21.25 Preferred Stock. Under the terms of the settlement, effective November 2, 2005, we purchased all of the 374,185 participating Depositary Shares that were submitted. As a result of this transaction, approximately $8.0 million of previously accrued and unpaid dividends was reversed and approximately $2.3 million of that amount of previously accrued and unpaid dividends was restored to additional paid-in capital in the Consolidated Balance Sheets. Accordingly, the aggregate amount of dividends in arrears at December 31, 2005 is approximately $4.0 million, which represents approximately $217.81 per share of $21.25 Preferred Stock or approximately $21.78 per Depositary Share and is included in other long-term liabilities in the Consolidated Balance Sheets. Following consummation of the settlement, 185,088 Depositary Shares remain outstanding. Under the terms of the $21.25 Preferred Stock, the holders of Depositary Shares became entitled to elect two additional Directors once dividends were deferred for more than six quarters, and they have done so at each of the last eight annual meetings of stockholders.

Related Party Transactions

     We are party to an agreement with Tutor-Saliba Corporation, or Tutor-Saliba, a construction company based in California, and Ronald N. Tutor, Chief Executive Officer and sole stockholder of Tutor-Saliba, to provide certain management services. Tutor-Saliba participated in joint ventures with us before the agreement and continues to participate in joint ventures with us after the agreement. Our share of revenue from these joint ventures amounted to $39.2 million, $37.7 million and $49.0 million in 2005, 2004 and 2003, respectively. Tutor-Saliba beneficially owns approximately 15.2% of our outstanding Common Stock as of December 31, 2005. Mr. Tutor has been our Chairman and Chief Executive Officer since March 2000. For details of compensation to Mr. Tutor, arrangements with Tutor-Saliba and other information on related party transactions, see Note 12 of Notes to Consolidated Financial Statements.

New Accounting Pronouncements

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock

Issued to Employees" and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant date fair value of those awards (with limited exceptions). In addition, SFAS 123R requires that the excess tax benefits related to stock compensation be reported as a financing cash inflow rather than a reduction of taxes paid in cash flow from operations. SFAS No. 123R is effective for the first interim or annual reporting period that begins on January 1, 2006. We will adopt SFAS No. 123R using the modified prospective application method. We previously adopted SFAS No. 123 effective January 1, 2004. We believe that the adoption of the provisions of SFAS No. 123R will not have a material impact on our consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relates primarily to borrowings under our Credit Agreement, which includes short-term borrowings under our revolving credit facility and borrowings under our new $30 million term loan (see Note 4 of Notes to Consolidated Financial Statements) and our short-term investment portfolio. During 2005, we had an average daily borrowing of approximately $310,000 under our revolving credit facility and fully drew down the $30 million term loan on October 14, 2005.

     In addition, we had approximately $73 million of short-term investments classified as cash equivalents as of December 31, 2005.

     We borrow under our revolving credit agreement for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under the Credit Agreement bear interest at the applicable LIBOR or base rate, as defined, and therefore we are subject to fluctuations in interest rates. Based on our average effective borrowing rate and our average daily revolving debt and term loan balances in 2005, a change of 1% (or 100 basis points) in our effective borrowing rate would result in an insignificant increase or decrease in net income and cash flow.

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

     Changes in Internal Control - There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of December 31, 2005, management has excluded Rudolph & Sletten ("Rudolph & Sletten") because this company was acquired in October 2005. The assets and revenues of Rudolph & Sletten as of and for the three months ended December 31, 2005 represent approximately 24% and 11%, respectively, of our consolidated assets and revenues as of and for the twelve months ended December 31, 2005. As part of our integration of Rudolph & Sletten, we are in the process of incorporating our controls and procedures into the operations of Rudolph & Sletten.

     In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

     Management's Report On Internal Control Over Financial Reporting - Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed our internal control over financial reporting as of December 31, 2005. In making this assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control - Integrated Framework. Management excluded from its assessment the internal control over financial reporting at Rudolph & Sletten which was acquired on October 3, 2005 and whose financial statements reflect total assets and revenues constituting 24% and 11%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Based on this assessment, management concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.

     Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management's assessment of our internal control over financial reporting. Such attestation, which expresses unqualified opinions on management's assessment and on the effectiveness of our internal controls over financial reporting as of December 31, 2005, is included below in this Item 9A under the heading "Report of Independent Registered Public Accounting Firm".

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Perini Corporation
Framingham, Massachusetts

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Perini Corporation and subsidiaries (collectively, the "Company") maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Rudolph and Sletten, Inc., which was acquired on October 3, 2005 and whose financial statements reflect total assets and revenues constituting 24% and 11%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at Rudolph and Sletten Inc. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 8, 2006 expressed an unqualified opinion on those financial statements.

/s/Deloitte & Touche LLP

Boston, Massachusetts
March 8, 2006

ITEM 9B. OTHER INFORMATION

     None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to our directors is set forth in the sections entitled "Election of Directors and Preferred Directors" and "Corporate Governance" in the definitive proxy statement in connection with our Annual Meeting of Stockholders to be held on May 18, 2006 (the "Proxy Statement"), which sections are incorporated herein by reference. Information relating to our executive officers is set forth in Part I of this report under the caption "Executive Officers of the Registrant" and is hereby incorporated herein by reference.

     We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities and Exchange Act of 1934, as amended. This information is listed under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information appearing under the caption "Executive Compensation and Other Information" in the Proxy Statement is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
               AND RELATED STOCKHOLDER MATTERS

     The information appearing under the caption "Principal Stockholders" in the Proxy Statement is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under the caption "Certain Transactions" in the Proxy Statement is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information appearing under the caption "The Audit Committee Report - Fees Paid to Audit Firm" in the Proxy Statement is hereby incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                                         PERINI CORPORATION AND SUBSIDIARIES

(a)1.     The following consolidated financial statements and supplementary financial information are filed as part of this report:
                                                                                                             Pages
          Consolidated Financial Statements of the Registrant

          Consolidated Balance Sheets as of December 31, 2005 and 2004                                       51 - 52

          Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003             53

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004 and    54 - 55
          2003

          Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003         56 - 57

          Notes to Consolidated Financial Statements                                                         58 - 87

          Report of Independent Registered Public Accounting Firm                                            88

(a)2.     All consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the
          Consolidated Financial Statements or in the Notes thereto.

(a)3.     Exhibits

          The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on  pages 89 through 94.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                Perini Corporation
                                                                (Registrant)

Dated:  March 10, 2006                                          By:  /s/Robert Band
                                                                Robert Band
                                                                President and Chief Operating Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                  Signature                                           Title                               Date

(i)  Principal Executive Officer
    Ronald N. Tutor                                Chairman and Chief Executive Officer             March 10, 2006

By:  /s/Ronald N. Tutor
Ronald N. Tutor

(ii) Principal Financial Officer
    Michael E. Ciskey                              Vice President and Chief Financial Officer       March 10, 2006

By:  /s/Michael E. Ciskey
Michael E. Ciskey

(iii) Principal Accounting Officer
    Michael E. Ciskey                              Vice President and Chief Financial Officer       March 10, 2006

By:  /s/Michael E. Ciskey
Michael E. Ciskey

(iv)  Directors

    Ronald N. Tutor              )
    Robert Band                  )
    Willard W. Brittain, Jr.     )
    James A. Cummings            ) /s/Robert Band
    Robert A. Kennedy            ) Robert Band
    Michael R. Klein             ) Attorney in Fact
    Robert L. Miller             )
    Raymond R. Oneglia           ) Dated:  March 10, 2006

Consolidated Balance Sheets
December 31, 2005 and 2004

(In thousands, except share data)

Assets
                                                                                         2005            2004
                                                                                      ------------    ------------
CURRENT ASSETS:
  Cash, including cash equivalents of $120,434 and $127,150 (Note 1)                     $139,848        $136,305
  Accounts receivable, including retainage of $173,828 and $111,678                       536,372         372,909
  Unbilled work (Note 1)                                                                   97,079          90,280
  Deferred tax asset (Note 5)                                                              12,888           4,110
  Other current assets                                                                     19,703           4,112
                                                                                      ------------    ------------
    Total current assets                                                                 $805,890        $607,716
                                                                                      ------------    ------------

PROPERTY AND EQUIPMENT, at cost (Note 1):
  Land                                                                                   $  6,535        $  1,041
  Buildings and improvements                                                               28,689          16,761
  Construction equipment                                                                   49,587          11,201
  Other equipment                                                                          13,949           9,769
                                                                                      ------------    ------------
                                                                                         $ 98,760        $ 38,772

  Less - Accumulated depreciation                                                          25,947          21,286
                                                                                      ------------    ------------

    Total property and equipment, net                                                    $ 72,813        $ 17,486
                                                                                      ------------    ------------

OTHER ASSETS:
  Goodwill (Notes 1 and 3)                                                               $ 26,706        $ 12,678
  Deferred tax asset (Note 5)                                                                  47          12,652
  Other (Note 6)                                                                            9,800           3,733
                                                                                      ------------    ------------
    Total other assets                                                                   $ 36,553        $ 29,063
                                                                                      ------------    ------------

                                                                                         $915,256        $654,265
                                                                                      ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

Liabilities and Stockholders' Equity
                                                                                                      2005                2004
                                                                                                 ---------------     ---------------
CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 4)                                                       $  16,281           $     759
  Accounts payable, including retainage of $120,585 and $91,244                                         467,079             344,684
  Deferred contract revenue (Note 1)                                                                     83,173              57,111
  Accrued expenses                                                                                       86,022              27,133
                                                                                                 ---------------     ---------------
    Total current liabilities                                                                         $ 652,555           $ 429,687
                                                                                                 ---------------     ---------------

LONG-TERM DEBT, less current maturities included above (Note 4)                                       $  39,969           $   8,608
                                                                                                 ---------------     ---------------

OTHER LONG-TERM LIABILITIES (Notes 6, 7 and 8)                                                        $  39,557           $  41,936
                                                                                                 ---------------     ---------------

CONTINGENCIES AND COMMITMENTS (Note 2)

STOCKHOLDERS' EQUITY (Notes 1, 7, 8 and 9):
  Preferred stock, $1 par value -
    Authorized - 1,000,000 shares
    Designated - 100,000 shares
    Issued and outstanding - 18,593 shares and 55,927 shares of $21.25 convertible
      exchangeable preferred stock ($4,648 and $13,982 aggregate liquidation preference)              $      19           $      56
    Series A junior participating preferred stock, $1 par value -
      Designated - 200,000 shares
      Issued - none                                                                                           -                   -
  Stock purchase warrants                                                                                   461                 965
  Common stock, $1 par value -
    Authorized - 40,000,000 shares
    Issued - 26,037,656 shares and 25,232,800 shares                                                     26,038              25,233
  Additional paid-in capital                                                                            116,223             110,058
  Retained earnings                                                                                      67,885              64,826
                                                                                                 ---------------     ---------------
                                                                                                      $ 210,626           $ 201,138
  Accumulated other comprehensive loss                                                                  (27,451)            (27,104)
                                                                                                 ---------------     ---------------
    Total stockholders' equity                                                                        $ 183,175           $ 174,034
                                                                                                 ---------------     ---------------

                                                                                                      $ 915,256           $ 654,265
                                                                                                 ===============     ===============

Consolidated Statements of Income
For the Years Ended December 31, 2005, 2004 and 2003

(In thousands, except per share data)

                                                                                             2005             2004             2003
                                                                                       ---------------  ---------------  ---------------

Revenues (Note 11)                                                                        $ 1,733,477      $ 1,842,315      $ 1,374,103

Cost of Operations                                                                          1,663,773        1,750,549        1,304,138
                                                                                       ---------------  ---------------  ---------------

Gross Profit                                                                              $    69,704      $    91,766      $    69,965

General and Administrative Expenses                                                            61,751           43,049           39,762
                                                                                       ---------------  ---------------  ---------------

INCOME FROM CONSTRUCTION OPERATIONS (Note 11)                                             $     7,953      $    48,717      $    30,203

Other (Income) Expense, Net (Note 6)                                                             (971)           3,087           (1,722)
Interest Expense (Note 4)                                                                       2,003              704            1,003
                                                                                       ---------------  ---------------  ---------------

Income before Income Taxes                                                                $     6,921      $    44,926      $    30,922

(Provision) Credit for Income Taxes (Notes 1 and 5)                                            (2,872)          (8,919)          13,096
                                                                                       ---------------  ---------------  ---------------

NET INCOME                                                                                $     4,049      $    36,007      $    44,018
                                                                                       ===============  ===============  ===============

Less:  Accrued Dividends on $21.25 Preferred Stock (Note 8)                                      (990)          (1,188)          (1,653)
Plus:  Reversal of Accrued Dividends on $21.25 Preferred Stock based on
       results of 2003 tender offer (Note 8)                                                        -                -            7,254
Plus:  Reversal of Accrued Dividends on $21.25 Preferred Stock based on
       settlement of lawsuit (Note 8)                                                           2,271                -                -
                                                                                       ---------------  ---------------  ---------------

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS                                              $     5,330      $    34,819      $    49,619
                                                                                       ===============  ===============  ===============

BASIC EARNINGS PER COMMON SHARE (Note 1)                                                  $      0.21      $      1.47      $      2.18
                                                                                       ===============  ===============  ===============

DILUTED EARNINGS PER COMMON SHARE (Note 1)                                                $      0.20      $      1.39      $      2.10
                                                                                       ===============  ===============  ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 1):
  BASIC                                                                                        25,518           23,724           22,763
  Effect of Dilutive Stock Options, Warrants and Restricted Stock Units Outstanding               632            1,337              820
                                                                                       ---------------  ---------------  ---------------
  DILUTED                                                                                      26,150           25,061           23,583
                                                                                       ---------------  ---------------  ---------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands)

                                                                                                                                 Accumulated
                                                                    Stock                 Additional    Retained                    Other
                                                     Preferred    Purchase      Common      Paid-In     Earnings    Treasury     Comprehensive
                                                       Stock      Warrants      Stock       Capital    (Deficit)     Stock          Loss          Total
----------------------------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2002                               $ 100      $ 2,233    $ 22,725     $ 95,546    $(13,417)     $ (965)       $ (19,573)  $ 86,649
----------------------------------------------------------------------------------------------------------------------------------------------------------
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
----------------------------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2003                               $  56      $ 2,233    $ 22,946    $  90,296    $ 30,007      $ (965)       $ (24,013) $ 120,560
----------------------------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                    -            -           -            -      36,007           -                -     36,007

Other comprehensive income (loss):
  Minimum pension liability (Note 7)                          -            -           -            -           -           -           (3,091)    (3,091)
                                                                                                                                               -----------
Total comprehensive income                                                                                                                         32,916
                                                                                                                                               -----------

Preferred Stock dividends accrued
($21.25 per share*)                                           -            -           -            -      (1,188)          -                -     (1,188)

Common Stock options and
  stock purchase warrants exercised                           -       (1,268)      2,348       10,544           -           -                -     11,624

Income tax benefit attributable to nonqualified
  stock options and warrants exercised                        -            -           -        8,275           -           -                -      8,275

Restricted stock compensation expense (Note 9)                -            -           -          856           -           -                -        856

Reclassification of treasury stock                            -            -         (61)        (904)          -         965                -          -

Reversal of estimated cost of secondary
  stock offering                                              -            -           -          991           -           -                -        991
----------------------------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2004                               $  56      $   965    $ 25,233    $ 110,058    $ 64,826      $    -        $ (27,104) $ 174,034
----------------------------------------------------------------------------------------------------------------------------------------------------------

Consolidated Statements of Stockholders’ Equity (continued)
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands)

                                                                                                                                 Accumulated
                                                                    Stock                 Additional    Retained                    Other
                                                     Preferred    Purchase      Common      Paid-In     Earnings    Treasury     Comprehensive
                                                       Stock      Warrants      Stock       Capital    (Deficit)     Stock          Loss          Total
----------------------------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2004                               $  56      $   965    $ 25,233    $ 110,058    $ 64,826      $    -        $ (27,104) $ 174,034
----------------------------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                    -            -           -            -       4,049           -                -      4,049

Other comprehensive income (loss):
  Minimum pension liability (Note 7)                          -            -           -            -           -           -             (347)      (347)
                                                                                                                                               -----------
Total comprehensive income                                                                                                                          3,702
                                                                                                                                               -----------

Preferred Stock dividends accrued
($21.25 per share*)                                           -            -           -            -        (990)          -                -       (990)

Common Stock options and
  stock purchase warrants exercised                           -         (504)        291        1,297           -           -                -      1,084

Income tax benefit attributable to nonqualified
  stock options and warrants exercised                        -            -           -        1,446           -           -                -      1,446

Restricted stock compensation expense (Note 9)                -            -           -        3,258           -           -                -      3,258

Issuance of Common Stock                                      -            -         165           55           -           -                -        220

Reaquisition of Common Stock                                  -            -         (24)        (397)          -           -                -       (421)

Settlement of Preferred Stock lawsuit                       (37)           -         373          506           -           -                -        842

----------------------------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2005                                $ 19      $   461    $ 26,038    $ 116,223    $ 67,885      $    -        $ (27,451) $ 183,175
----------------------------------------------------------------------------------------------------------------------------------------------------------

*Equivalent to $2.125 per Depositary Share (see Note 8).

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005, 2004 and 2003

(In thousands)

                                                                                                  2005          2004          2003
                                                                                               ------------  ------------  ------------
Cash Flows from Operating Activities:

Net income                                                                                        $  4,049      $ 36,007      $ 44,018

Adjustments to reconcile net income to net cash provided from operating activities -

Depreciation                                                                                         5,462         3,154         2,773
Amortization of deferred expenses and intangible assets                                              1,241         1,974           616
Restricted stock compensation expense                                                                3,258           856             -
Income tax benefit from stock options and warrants exercised                                         1,446         8,275             -
Deferred income taxes                                                                               (3,304)          159       (15,005)
(Gain) loss on land held for sale, net                                                              (1,566)          316        (2,207)
Gain on sale of property and equipment                                                                 (90)         (833)         (317)
Loss on sale of available-for-sale securities                                                           34             -             -
Increase (decrease) in other long-term liabilities                                                   1,157            39          (370)
Cash provided from (used by) changes in components of working capital other than cash, current maturities of long-term debt, deferred tax asset and land held for sale, net:

  (Increase) decrease in:
    Accounts receivable                                                                             37,155       (46,347)      (88,544)
    Unbilled work                                                                                    7,696        26,292        (3,422)
    Other current assets                                                                           (11,038)       (1,524)         (333)
  Increase (decrease) in:
    Accounts payable                                                                               (68,733)       26,236       132,507
    Deferred contract revenue                                                                       10,245         8,680       (21,211)
    Accrued expenses                                                                                43,327        (3,518)       (5,929)
                                                                                               ------------  ------------  ------------

  NET CASH PROVIDED FROM OPERATING ACTIVITIES                                                     $ 30,339      $ 59,766      $ 42,576
                                                                                               ------------  ------------  ------------

Cash Flows from Investing Activities:

  Acquisition of James A. Cummings, Inc., net of cash balance acquired                            $      -      $      -      $ (8,613)
  Acquisition of Cherry Hill Construction, Inc., net of cash balance acquired                      (19,970)            -             -
  Acquisition of Rudolph and Sletten, Inc., net of cash balance acquired                           (53,597)            -             -
  Acquisition of property and equipment                                                            (12,347)       (4,486)       (5,399)
  Proceeds from sale of property and equipment                                                       1,429         1,502           793
  Proceeds from land held for sale, net                                                              3,966         1,161         4,996
  Proceeds from sale of available-for-sale securities                                               36,389             -           380
  Investment in other activities                                                                       679          (105)          (37)
                                                                                               ------------  ------------  ------------

  NET CASH USED BY INVESTING ACTIVITIES                                                           $(43,451)     $ (1,928)     $ (7,880)
                                                                                               ------------  ------------  ------------

Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 2005, 2004 and 2003

(In thousands)

                                                                                    2005             2004            2003
                                                                               --------------   -------------   --------------
Cash Flows from Financing Activities:

  Purchase of preferred stock pursuant to settlement of lawsuit                    $  (7,109)       $      -        $       -
  Purchase of preferred stock pursuant to tender offer                                     -               -          (11,261)
  Proceeds from long-term debt                                                        35,881             848            1,883
  Reduction of long-term debt                                                        (12,780)           (493)          (5,410)
  Proceeds from exercise of common stock options and stock purchase warrants           1,084          11,624              984
  Reaquisition of common stock                                                          (421)              -                -
  Expenditure for stock registration                                                       -          (1,335)            (100)
                                                                               --------------   -------------   --------------

  NET CASH PROVIDED FROM (USED BY) FINANCING ACTIVITIES                            $  16,655       $  10,644        $ (13,904)
                                                                               --------------   -------------   --------------

Net Increase in Cash and Cash Equivalents                                          $   3,543       $  68,482        $  20,792

Cash and Cash Equivalents at Beginning of Year                                       136,305          67,823           47,031
                                                                               --------------   -------------   --------------

Cash and Cash Equivalents at End of Year (Note 1(j))                               $ 139,848       $ 136,305        $  67,823
                                                                               ==============   =============   ==============

Supplemental Disclosure of Cash Paid During the Year For:

  Interest                                                                        $    1,806       $     704        $   1,060
                                                                               ==============   =============   ==============

  Income tax payments                                                             $    5,053       $   1,585        $     974
                                                                               ==============   =============   ==============

Supplemental Disclosure of Noncash Transactions:

  Preferred stock exchanged for common stock pursuant
    to settlement of lawsuit                                                      $    7,925       $       -        $       -
                                                                               ==============   =============   ==============

  Common stock issued for services                                                $    2,562       $       -        $       -
                                                                               ==============   =============   ==============

  Preferred stock dividends accrued but not paid                                  $      990       $   1,188        $   1,653
                                                                               ==============   =============   ==============

  Reversal of preferred stock dividends previously accrued
    but no longer required (Note 8)                                               $    2,271       $      -         $   7,254
                                                                               ==============   =============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003

[1] Summary of Significant Accounting Policies

(a) Nature of Business
The Company was incorporated in 1918 as a successor to businesses which had been engaged in providing construction services since 1894. The Company provides diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world. The Company’s construction business is conducted through three basic segments or operations: building, civil and management services. The Company offers general contracting, pre-construction planning and comprehensive project management services, including the planning and scheduling of the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract. The Company also offers self-performed construction services, including site work, concrete forming and placement and steel erection. The Company provides these services by using traditional general contracting arrangements, such as fixed price, guaranteed maximum price and cost plus fee contracts and, to a lesser extent, construction management or design-build contracting arrangements.

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

(b) Principles of Consolidation
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

(c) Use of Estimates
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

(d) Method of Accounting for Contracts
Revenues and profits from the Company’s contracts and construction joint venture contracts are generally recognized by applying percentages of completion for the period to the total estimated profits for the respective contracts. Percentage of completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. However, on construction management contracts, profit is generally recognized in accordance with the contract terms, usually on the as billed method, which is generally consistent with the level of effort incurred over the contract period. When the estimate on a contract indicates a loss, the Company’s policy is to record the entire loss during the accounting period in which it is estimated. In the ordinary course of business, at a minimum on a quarterly basis, the Company prepares updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs, including unapproved change orders and claims, during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract. An amount equal to the costs incurred

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003 (continued)

[1] Summary of Significant Accounting Policies (continued)

(d) Method of Accounting for Contracts (continued)
which are attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable. Profit from unapproved change orders and claims is recorded in the period such amounts are resolved.

In accordance with normal practice in the construction industry, the Company includes in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Deferred contract revenue represents the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts. Unbilled work represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled work results when (1) the appropriate contract revenue amount has been recognized in accordance with the percentage of completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or (2) costs, recorded at estimated realizable value, related to unapproved change orders or claims are incurred. Unbilled work related to the Company’s contracts and joint venture contracts at December 31, 2005 and 2004, consisted of the following (in thousands):

                                                   2005           2004
                                               -------------  -------------
Unbilled costs and profits incurred to date*       $ 30,108       $ 22,595
Unapproved change orders                              7,067          6,202
Claims                                               59,904         61,483
                                               -------------  -------------
                                                   $ 97,079       $ 90,280
                                               =============  =============

*Represents the excess of contract costs and profits recognized to date on the percentage of completion accounting method over billings to date on certain contracts.

Of the balance of "unapproved change orders" and "claims" included above in unbilled work at December 31, 2005 and December 31, 2004, approximately $36.7 million and $34.0 million, respectively, are amounts subject to pending litigation or dispute resolution proceedings as described in Item 3 - "Legal Proceedings" and Note 2, "Contingencies and Commitments". These amounts are management's estimate of the probable recovery from the disputed claims considering such factors as evaluation of entitlement, settlements reached to date and knowledge of customer. In the event that future facts and circumstances, including the resolution of disputed claims, cause a reduction in the aggregate amount of the estimated probable recovery from the disputed claims, the amount of such reduction will be recorded against future earnings in the relevant period.

The prerequisite for billing "Unbilled costs and profits incurred to date" is provided in the defined billing terms of each of the applicable contracts. The prerequisite for billing "Unapproved change orders" or "Claims" is the final resolution and agreement between the parties. The amount of unbilled work at December 31, 2005 estimated by management to be collected beyond one year is approximately $32.8 million.

(e) Property and Equipment
Land, buildings and improvements, construction and computer-related equipment and other equipment are recorded at cost. Prior to May 1, 2005, depreciation was calculated primarily using accelerated methods for construction and computer-related equipment over lives from three to seven years and the straight-line method for the remaining depreciable property over lives from three to thirty years with no provision for estimated salvage values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003 (continued)

[1] Summary of Significant Accounting Policies (continued)

(e) Property and Equipment (continued)
In conjunction with the finalization of the purchase price allocation for the acquisition of Cherry Hill Construction, Inc. ("Cherry Hill") (see Note 3 below), the Company adjusted the estimated useful lives and estimated salvage values of the Cherry Hill fixed assets. Additionally, effective May 1, 2005, the Company prospectively changed its method of calculating depreciation for construction and computer-related equipment from accelerated methods to the straight-line method. As a result of these changes, the Cherry Hill fixed assets and fixed assets acquired by the Company on or after May 1, 2005 will have depreciation provided based on estimated useful lives ranging from five to twenty years and estimated salvage values ranging from ten to forty percent of the acquisition cost. Cherry Hill's previous policy, which continued to be applied by the Company up until the finalization of the purchase price allocation, was to provide depreciation on a straight-line basis over lives ranging from five to thirty-nine years with no provision for estimated salvage values. The Company's previous policy will continue to apply to fixed assets acquired prior to May 1, 2005 (except for the Cherry Hill fixed assets). These changes were adopted to recognize a more realistic periodic charge to income based on the Company's historical experience as well as to enhance financial statement comparability with most other public construction companies.

The effect of the change in depreciation policy in 2005 was to increase net income for the year ended December 31, 2005 by approximately $0.7 million (81% of which relates to the Cherry Hill fixed assets acquired effective January 1, 2005) and to increase basic and diluted earnings per common share by $0.03 and $0.02, respectively. Since the new depreciation policy was applied on a prospective basis and fixed assets acquired prior to May 1, 2005 have continued to be depreciated under the policy previously in effect, the cumulative effect of a change in accounting principle or pro forma effects of retroactive application disclosure is not required in accordance with the provisions of Accounting Principles Board Opinion No. 20, "Accounting Changes".

(f) Long-Lived Assets
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

(g) Goodwill
Goodwill included in the accompanying Consolidated Balance Sheets represents the excess of the costs of subsidiaries acquired over the fair value of their net assets as of the dates of acquisition as summarized in the following table (in thousands):

                                                2005          2004
                                             ------------  ------------

Perini Building Company, Inc.                   $  1,017      $  1,017
James A. Cummings, Inc.                           11,661        11,661
Rudolph and Sletten, Inc.                         14,028             -
                                             ------------  ------------
     Total                                      $ 26,706      $ 12,678
                                             ============  ============

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company assesses the amount of goodwill for impairment by applying a fair value test, at a minimum, annually as of December 31. Based on the initial and annual impairment tests completed for 2005, 2004 and 2003, the Company concluded that goodwill was not impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003 (continued)

[1] Summary of Significant Accounting Policies (continued)

(h) Income Taxes
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

(i) Earnings Per Common Share
Earnings per common share amounts were calculated in accordance with SFAS No. 128, "Earnings per Share". Basic earnings per common share was computed by dividing net income less dividends accrued on the $21.25 Preferred Stock during all years presented plus the reversal in 2005 and 2003 of approximately $2.3 million and $7.3 million, respectively, of previously accrued and unpaid dividends on the $21.25 Preferred Stock no longer required (see Notes 8 and 10) by the weighted average number of common shares outstanding. Diluted earnings per common share was similarly computed after giving consideration to the dilutive effect of stock options, warrants and restricted stock units outstanding on the weighted average number of common shares outstanding.

While there were no options whose exercise price exceeded the average market price of the Common Stock at December 31, 2005 and 2004, options to purchase 135,000 shares of Common Stock at a price of $8.66 per share outstanding at December 31, 2003 were excluded from the computation of diluted earnings per share for the year ended December 31, 2003 because the options' exercise price was greater than the average market price of the Common Stock. In addition, the effect of the assumed conversion of the Company's outstanding $21.25 Preferred Stock into Common Stock is antidilutive for all years presented.

(j) Cash and Cash Equivalents
Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

Cash and cash equivalents as reported in the accompanying Consolidated Balance Sheets consist of amounts held by the Company that are available for general corporate purposes and the Company's proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses. Cash held by construction joint ventures is distributed from time to time to the Company and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by the Company from its construction joint ventures are then available for general corporate purposes. At December 31, 2005 and 2004, cash and cash equivalents consisted of the following (in thousands):

                                                           2005          2004
                                                       ------------  ------------

Corporate cash and cash equivalents (available
  for general corporate purposes)                        $  99,747     $  81,024

Company's share of joint venture cash and
  cash equivalents (available only for joint venture
  purposes, including future distributions)                 40,101        55,281
                                                       ------------  ------------
                                                         $ 139,848     $ 136,305
                                                       ============  ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003 (continued)

[1] Summary of Significant Accounting Policies (continued)

(k) Stock-Based Compensation
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

(l) Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents approximates fair value due to the short-term nature of these items. The carrying value of receivables, payables and other amounts arising out of normal contract activities, including retentions, which may be settled beyond one year, is estimated to approximate fair value. See Note 4 for disclosure of the fair value of long-term debt.

(m) Reclassifications
Certain prior year amounts have been reclassified to be consistent with the current year classifications, including the amortization of intangible assets that was reclassified from Other (Income) Expense, Net to Cost of Operations in the Consolidated Statements of Income.

(n) New Accounting Pronouncements
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant date fair value of those awards (with limited exceptions). In addition, SFAS 123R requires that the excess tax benefits related to stock compensation be reported as a financing cash inflow rather than a reduction of taxes paid in cash flow from operations. SFAS No. 123R is effective for the Company's first interim or annual reporting period that begins on January 1, 2006. The Company will adopt SFAS No. 123R using the modified prospective application method. As discussed in Note 1(k), the Company previously adopted SFAS No. 123, as amended by SFAS No. 148, effective January 1, 2004. The Company believes that the adoption of the provisions of SFAS No. 123R will not have a material impact on its consolidated financial position or results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003 (continued)

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

The joint ventures appealed the judgment to the United States Court of Appeals for the District of Columbia, and on February 16, 1999, the Court of Appeals vacated the District Court's final judgment and ordered the District Court to review its prior findings and hold further hearings in regard to the joint ventures' affirmative claims. In addition, the Court of Appeals held that post-judgment interest on any of the claims would not accrue until final judgment was entered sometime in the future.

On February 28, 2001, a successor District Court Judge informed the parties that he could not certify adequate familiarity with the record to complete the remaining proceedings; therefore, he granted the joint ventures' motion for a new trial. A new trial was completed in January 2002. On November 28, 2005, the U.S. District Court for the District of Columbia issued an Opinion and Order resolving the 2002 trial. The District Court found the joint ventures liable to WMATA for $21.8 million "plus prejudgment interest at the statutory rate."

In December 2005, the parties submitted papers to the Court on the appropriate award of "prejudgment interest at the statutory rate" due to each party. The parties disputed whether WMATA was entitled to prejudgment interest on all of its claims and on the appropriate statutory rate of interest. On February 22, 2006, the Court issued an Opinion and Order resolving the prejudgment interest issues, and awarded WMATA $19.1 million in prejudgment interest. The Court also clarified certain aspects of its award of compensatory damages to WMATA. As a result, on February 22, 2006, the Court entered a final judgment awarding WMATA $21.2 million in compensatory damages plus the $19.1 million in prejudgment interest. The Company recorded an after-tax charge of $24.9 million, or $0.95 per diluted share, in 2005 as a result of the Court's award.

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

Claims concerning the construction of the LAMTA projects were tried in 2001. During the trial, based on the Joint Venture's alleged failure to comply with the Court's discovery orders, the Judge issued terminating sanctions that resulted in a substantial judgment against TSP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003 (continued)

[2] Contingencies and Commitments (continued)

(b) Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter (continued)
TSP appealed and, on January 25, 2005, the State of California Court of Appeal reversed the trial court's entire judgment and found that the trial court judge had abused his discretion and had violated TSP's due process rights, and had imposed impermissibly overbroad terminating sanctions. The Court of Appeal also directed the trial court to dismiss LAMTA's claims that TSP had violated the Unfair Competition Law ("UCL") because LAMTA lacked standing to bring such a claim, and remanded the Joint Venture's claims against LAMTA for extra work required by LAMTA and LAMTA's counterclaim under the California False Claim Act against TSP to the trial court for further proceedings, including a new trial. The LAMTA petitioned the Court of Appeal for rehearing and the California Supreme Court for review. Both petitions were denied and the case was remanded and has been reassigned for a new trial.

The LAMTA recently sought to amend its Cross-Complaint to expand on existing causes of action, to add statutory causes of action, and to add the District Attorney as a party in order to have a plaintiff with standing to assert a UCL claim. The Court's order on LAMTA's motion is pending.

The ultimate financial impact of the lawsuit is not yet determinable. Therefore, no provision for loss, if any, has been recorded in the financial statements.

(c) City of San Francisco vs. Tutor-Saliba, Perini & Buckley Joint Venture Matter
In November 2002, the San Francisco City Attorney, on behalf of the City and County of San Francisco and the citizens of California, filed a civil action with a demand for a jury trial against the Tutor-Saliba, Perini & Buckley Joint Venture, or the Joint Venture, Perini Corporation, or Perini, Tutor-Saliba Corporation, or Tutor-Saliba, Buckley & Company, Inc., or Buckley, and their bonding companies in the United States District Court in San Francisco relating to six projects for work on the expansion of the San Francisco International Airport. A second amended complaint was filed in July 2003 which, among other things, added Ronald N. Tutor as a defendant. The Joint Venture was established by Tutor-Saliba, Perini and Buckley through two joint venture agreements dated October 28, 1996 and February 11, 1997. The Joint Venture had agreements with the Owner to perform work ("Contracts") on two of the above projects ("Projects") and, as part of those Contracts, the Joint Venture provided performance and payment bonds to the Owner ("Bonds").

In May 2004, the Court granted substantial portions of the defendants' motion to dismiss the plaintiffs' second amended complaint with leave to amend certain causes of action. In June 2004, the plaintiffs filed their third amended complaint. In the third amended complaint, the plaintiffs alleged, among other things, various overcharges, bidding violations, violations of minority contracting regulations, civil fraud, violation of the California False Claims and Unfair Competition Acts and breach of contract. In addition, the plaintiffs alleged that the defendants had violated the United States Racketeer Influenced Corrupt Organizations Act ("RICO"). The plaintiffs asserted approximately $45 million in actual damages against the Joint Venture and each of its partners as well as substantial liquidated damages, treble damages, punitive and exemplary damages, various civil penalties and a declaration that Tutor-Saliba and the Joint Venture are irresponsible bidders.

The defendants filed a Motion to Dismiss the Third Amended Complaint in August 2004. The Court ruled on the Motion to Dismiss, granting it in part, and denying it in part. Specifically, the Court dismissed one of the two bases plaintiff's alleged to establish a RICO action; the breach of contract claim against Tutor-Saliba and the Joint Venture for their alleged violations of minority contracting regulations; and the request that the Court declare Tutor-Saliba and the Joint Venture to be irresponsible bidders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003 (continued)

[2] Contingencies and Commitments (continued)

(c) City of San Francisco vs. Tutor-Saliba, Perini & Buckley Joint Venture Matter (continued)
On February 17, 2006, the San Francisco City Attorney, on behalf of the citizens of California, entered into a Settlement Agreement and Release (the "Agreement") with the Joint Venture, Tutor-Saliba, Perini, Buckley and Ronald N. Tutor that will entirely resolve the subject case. The Agreement must be approved and executed, or rejected, by the Board of Supervisors and the Airport Commission of the City and County of San Francisco by May 30, 2006, and signed by the other remaining parties. The subject case will be dismissed, with prejudice, within ten days of the approval and execution of the Agreement.

The Agreement resolves all issues of disputed liability. In the Agreement, among other things, the defendants expressly deny any liability, fault or wrongdoing and the plaintiffs agree, with certain non-material exceptions, not to bring any further action of any type against the defendants concerning the Projects and to release the defendants from all claims, etc., arising from or related to the allegations that were raised or could have been raised in the subject case.

Tutor-Saliba is the managing partner of the Joint Venture and, in December 1997, Perini sold its entire 20% interest in the Joint Venture to Tutor-Saliba. As part of that sale agreement, Tutor-Saliba agreed to indemnify Perini from any liability that Perini is required to pay by reason of or arising out of any event or occurrence subsequent to the date of the sale of Perini's interest in the Joint Venture in any way connected with the joint venture agreements, the Contracts, the Projects and the Bonds. Pursuant to its indemnity of Perini, Tutor-Saliba shall pay any and all amounts of the Agreement for which Perini might otherwise be liable.

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

On December 3, 2004, the Arbitrators dismissed RPJV's claims for general delay damages, and general conditions, its claim for damages under cardinal change theory and the claim amount of a subcontractor. RPJV's remaining claims are for $46.7 million. A substantial portion of STP's counterclaim of approximately $26 million was dismissed by the Panel. STP's counterclaim now approximates $1.0 million. Testimony on Phase I of the Arbitration was concluded on January 24, 2006 and a decision is due in the near term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003 (continued)

[2] Contingencies and Commitments (continued)

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

The DRB has also ruled on a binding basis that PKC is entitled to four additional compensation awards totaling $41.7 million for impacts and inefficiencies caused by MHD to certain of PKC's work. MHD has filed actions in the Massachusetts Superior Court seeking to vacate these awards, and PKC has answered, seeking to confirm them. PKC is awaiting a decision from the Court on cross-motions in two of these actions, which were argued in February 2005. The third and fourth actions have not yet been heard.

Under the Dispute Resolution Rules of the contract, either party may periodically terminate the services of some or all of the DRB members, provided that members who are removed under this provision will remain on the DRB through the completion of any then pending claims. The MHD removed the "Second DRB" members under this provision, although those members continued to hear claims that were pending when it was terminated. Replacement ("Third") DRB members have been agreed upon and have begun hearing claims. The remaining claims to be decided by the Third DRB on a binding basis have an anticipated value of approximately $104 million (exclusive of interest). Hearings are scheduled before the Third DRB throughout 2006 and into early 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003 (continued)

[2] Contingencies and Commitments (continued)

(f) $21.25 Preferred Shareholders Class Action Lawsuit
On October 15, 2002, Frederick Doppelt, Arthur I. Caplan and Leland D. Zulch filed a lawsuit individually, and as representatives of a class of holders of the Company's $2.125 Depositary Convertible Exchangeable Preferred Shares, representing 1/10 Share of $21.25 Convertible Exchangeable Preferred Stock ("Depositary Shares"), against certain current and former directors of Perini. Mr. Doppelt was then a current director of Perini and Mr. Caplan was a former director of Perini. Specifically, the original complaint alleged that the defendants breached their fiduciary duties owed to the holders of the Depositary Shares and to Perini. The plaintiffs principally alleged that the defendants improperly authorized the exchange of Series B Preferred Stock for common stock while simultaneously refusing to pay accrued dividends due on the Depositary Shares.

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

The settlement and the number of Depositary Shares participating in the settlement became final on October 24, 2005. Under the terms of the settlement, effective November 2, 2005, the Company purchased all of the 374,185 participating Depositary Shares that were submitted for $19.00 in cash and one share of the Company's common stock for each Depositary Share for an aggregate of roughly $7.1 million in cash and 374,185 shares of common stock. Following consummation of the settlement, 185,088 Depositary Shares remain outstanding and Frederick Doppelt resigned from his position as a director of Perini.

[3] Acquisitions

(a) Rudolph and Sletten, Inc.
In October 2005, the Company completed the acquisition of 100% of the outstanding capital stock of Rudolph and Sletten, Inc. ("Rudolph & Sletten"), a privately held construction and construction management company, for approximately $55.5 million in cash, including $0.2 million of other direct acquisition costs. Based in Redwood City, California, and covering the major California construction markets of Los Angeles, Silicon Valley, San Francisco and Sacramento, Rudolph & Sletten is an established building contractor and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003 (continued)

[3] Acquisitions (continued)

(a) Rudolph and Sletten, Inc. (continued)
construction management company specializing in corporate campuses, healthcare, biotech, pharmaceutical and high-tech projects. The acquisition is intended to expand the Company's building construction market presence on the west coast of the United States. In addition, the Company expects to realize significant synergy from the acquisition by deploying Rudolph & Sletten's resources in regional gaming and hospitality markets in California and other locations. The acquisition was effective as of October 3, 2005 and, accordingly, Rudolph & Sletten's financial results are included in the Company's consolidated results of operations and financial position beginning October 3, 2005.

The transaction was accounted for using the purchase method of accounting as required by SFAS No. 141, "Business Combinations". The Company has not yet completed the final allocation of the purchase price to tangible and intangible assets of Rudolph & Sletten. Pending the outcome of further analysis and third party valuations of the assets acquired, the preliminary purchase price allocation could change. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of October 3, 2005 (in thousands):

          Current assets                                         $214,823
          Property and equipment, net                              17,625
          Other long-term assets                                    1,758
          Goodwill                                                 14,028
          Intangible assets                                         6,700
                                                             ------------
               Total assets acquired                             $254,934
          Current liabilities                                    (194,388)
          Other long-term liabilities                              (2,803)
          Long-term deferred tax liabilities                       (2,283)
                                                             ------------

               Total Acquisition Costs                           $ 55,460
                                                             ============

The $14.0 million of "Goodwill" referred to above has been allocated to the building construction segment and will not be deductible for tax purposes. Goodwill and intangible assets with an indefinite life recorded in the acquisition were tested in 2005 and will be tested periodically in the future for impairment as required by SFAS No. 142, "Goodwill and Other Intangible Assets."

The following table identifies the intangible assets acquired and their respective amortization period. The amounts assigned to intangible assets represent the Company's estimate of the fair value of the intangible assets acquired as of October 3, 2005 and were based on a preliminary independent appraisal.

                                                                  Amortization
                                                   Amount            Period
                                               ----------------  ---------------
                                               (in thousands)

Construction contract backlog                          $ 2,290      3 years
Customer relationships                                   2,580      10 years
Non-compete agreements                                     960      5 years
Rudolph & Sletten trademark                                850        n.a.
Construction permits and licenses                           20       1 year
                                               ----------------
     Total intangible assets acquired                  $ 6,700
                                               ================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003 (continued)

[3] Acquisitions (continued)

(b) Cherry Hill Construction, Inc.
In January 2005, the Company completed the acquisition of 100% of the outstanding capital stock of Cherry Hill Construction, Inc. ("Cherry Hill"), a privately held construction company based in Jessup, Maryland, for approximately $22.0 million in cash. Cherry Hill is an established civil contractor operating in the Mid-Atlantic and Southeast regions specializing in excavation, foundations, paving and construction of civil infrastructure. Cherry Hill's strong regional reputation for civil construction projects and its complementary client base provide a strategic fit with the Company's existing operations and extend the Company's civil construction presence into the Mid-Atlantic and Southeast regions of the United States. The acquisition was effective as of January 1, 2005 and, accordingly, Cherry Hill's financial results are included in the Company's consolidated results of operations and financial position beginning January 1, 2005.

The transaction was accounted for using the purchase method of accounting as required by SFAS No. 141, "Business Combinations". The cost to acquire Cherry Hill, which consists of the $22.0 million cash consideration referred to above and $0.4 million of other direct acquisition costs, was less than the estimated fair value of the assets acquired less the liabilities assumed. The resulting excess of the fair value of acquired net assets over cost was generally allocated as a pro rata reduction of the estimated fair value of the non-current assets acquired in accordance with SFAS No. 141. The following table summarizes fair value of the assets acquired and liabilities assumed as of January 1, 2005 after the allocation described above (in thousands):

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

(c) Unaudited Pro Forma Results of Operations
The acquisition of Cherry Hill was effective as of January 1, 2005 and, accordingly, the Company's 2005 results include Cherry Hill for the full year. The acquisition of Rudolph & Sletten was effective as of October 3, 2005 and, accordingly, the Company's 2005 results include Rudolph & Sletten for only the fourth quarter of 2005. The following pro forma financial information presents the results of the Company, assuming Rudolph & Sletten and Cherry Hill were acquired on January 1, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003 (continued)

[3] Acquisitions (continued)

(c) Unaudited Pro Forma Results of Operations (continued)

                                           Year Ended December 31,
                                        ------------------------------
                                            2005             2004
                                        -------------    -------------
                                            Pro forma (unaudited)

Revenues                                 $ 2,197,324      $ 2,706,157
Gross Profit                             $    96,369      $   144,378
Net Income                               $     6,574      $    43,636

Basic earnings per common share          $      0.31      $      1.79
Diluted earnings per common share        $      0.30      $      1.69
 The pro forma results have been prepared for comparative purposes only and include certain adjustments such as (i) increased interest expense on acquisition debt; (ii) adjustments to depreciation expense resulting from the adjustment of fixed asset bases to fair value at acquisition; (iii) additional amortization expense related to intangible assets arising from the acquisitions; and (iv) to reflect a statutory income tax rate on the pretax income of Cherry Hill and Rudolph & Sletten as well as on the applicable pro forma income adjustments made. In addition, the pro forma results include adjustments to reflect (i) the elimination of a non-recurring gain on sale of certain real estate properties by Rudolph & Sletten in 2005 that were specifically excluded from the acquisition, and (ii) the elimination of compensation and payroll burden expense of certain Rudolph & Sletten executives who resigned in accordance with the terms of the stock purchase agreement. The pro forma results are not necessarily indicative either of the results of the operations that actually would have resulted had the acquisitions been in effect on January 1, 2004 or of future results.

[4] Financial Commitments

Long-term Debt

Long-term debt of the Company at December 31, 2005 and 2004 consists of the following (in thousands):

                                                                                                  2005           2004
                                                                                               ------------   ------------

Borrowings under revolving credit facility at an average rate of 6.8% in 2005 and 4.0% in 2004    $      -        $     -
Borrowings under term loan at an average rate of 6.4% in 2005                                       28,500              -
Mortgage on corporate headquarters building, at a rate of 8.96%
  payable in equal monthly installments over a ten year period, with a balloon
  payment of approximately $5.3 million in 2010                                                      6,597          6,802
Mortgage on office building,at a rate of 5.68% payable in equal monthly installments
  over a five year period, with a balloon payment of $1.4 million in 2008                            1,568          1,621
Mortgage on office building, at a rate of 7.75% payable in equal monthly installments
  over a five year period, with a balloon payment of $1.8 million in 2006                            1,813              -
Other mortgages                                                                                      1,882              -
Other indebtedness, primarily equipment financing at rates ranging from 0% to 7.5%                  15,890            944
                                                                                               ------------   ------------
Total                                                                                             $ 56,250        $ 9,367
Less - current maturities                                                                           16,281            759
                                                                                               ------------   ------------
       Net long-term debt                                                                         $ 39,969        $ 8,608
                                                                                               ============   ============

Payments required under these obligations amount to approximately $16,281,000 in 2006, $11,783,000 in 2007, $10,959,000 in 2008, $7,165,000 in 2009, and $10,062,000 in 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003 (continued)

[4] Financial Commitments (continued)

On October 14, 2005, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A. and TD Banknorth (the "Amended Agreement"). The Amended Agreement amends and restates in its entirety the Company's previously existing credit agreement dated as of January 23, 2002, as amended through March 31, 2005 (the "Existing Agreement").

The Amended Agreement provides for a secured revolving credit facility (the "Revolving Facility") of up to $50 million, an amount which is unchanged from the Existing Agreement. The Company can choose from interest rate alternatives including a prime-based rate, as well as options based on LIBOR (London inter-bank offered rate). While the Amended Agreement also provides for an increase in the aggregate amount of letters of credit that may be issued under the agreement from $7.5 million to $15 million, any outstanding letters of credit reduce availability under the Revolving Facility on a dollar-for-dollar basis. The termination date of the Revolving Facility was extended from June 30, 2007 to June 30, 2008.

In addition, the Amended Agreement provides for a new $30 million secured term loan (the "Term Loan"), which was used to refinance a portion of the purchase price for the Rudolph and Sletten acquisition. The new Term Loan amortizes in equal quarterly principal payments of $1.5 million commencing December 31, 2005 and continuing through October 14, 2010.

The Amended Agreement requires, among other things, maintaining minimum tangible net worth, fixed charge coverage and operating profit levels as well as a minimum working capital ratio. The Amended Agreement also includes operational covenants customary for facilities of this type, including restrictions on incurring additional indebtedness without the consent of the lenders, other than financing for the Company's corporate headquarters, insurance premiums and construction equipment, as well as limitations on liens, investments and the purchase and sale of assets outside of the normal course of business. The Company's obligations under the Amended Agreement are guaranteed by substantially all of the Company's current and future subsidiaries, and secured by substantially all of the Company's and its subsidiaries' assets, including a pledge of all of the capital stock of the subsidiaries.

Due to the impact of the WMATA charge, the Company was in default with regard to certain covenants under the Amended Agreement. The Company received a waiver of the default from its lender.

The fair value of the balance outstanding under the Amended Agreement equals the carrying value of zero. For fixed rate debt, fair value is determined based on discounted cash flows for the debt at the Company's current incremental borrowing rate for similar types of debt. The estimated fair value of fixed rate debt at December 31, 2005 and 2004 is $28.0 million and $10.1 million, respectively, compared to the carrying amount of $27.75 million and $9.4 million, respectively.

Leases

The Company leases certain construction equipment, vehicles and office space under non-cancelable operating leases. Future minimum rent payments under non-cancelable operating leases as of December 31, 2005 are as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003 (continued)

[4] Financial Commitments (continued)

                                                      Amount
                                                    ------------

          2006                                        $  9,216
          2007                                           7,500
          2008                                           4,553
          2009                                           2,215
          2010                                           1,032
          Thereafter                                     3,992
                                                   ------------
          Subtotal                                    $ 28,508

          Less -  Sublease rental agreements              (624)
                                                   ------------

          Total                                       $ 27,884
                                                   ============

Rental expense under long-term operating leases of construction equipment, vehicles and office space was $10,531,000 in 2005, $4,398,000 in 2004 and $4,625,000 in 2003.

Although not material to the Company's consolidated financial position or results of operations, the Company also leases certain construction equipment under capital lease arrangements from time to time. Amounts relating to capital leases are included in the accompanying Consolidated Balance Sheets under "Construction Equipment" and "Long-term Debt".

[5] Income Taxes

The (provision) credit for income taxes is comprised of the following (in thousands):

                          Federal        State         Total
                        -----------  -------------  ------------

2005
----
  Current                 $ (1,417)      $ (3,594)     $ (5,011)
  Deferred                    (781)         2,920         2,139
                        -----------  -------------  ------------
                          $ (2,198)      $   (674)     $ (2,872)
                        ===========  =============  ============
2004
----
  Current                 $   (360)      $   (650)     $ (1,010)
  Deferred                  (7,654)          (255)       (7,909)
                        -----------  -------------  ------------
                          $ (8,014)      $   (905)     $ (8,919)
                        ===========  =============  ============
2003
----
  Current                 $   (529)      $ (1,380)     $ (1,909)
  Deferred                  16,023         (1,018)       15,005
                        -----------  -------------  ------------
                          $ 15,494       $ (2,398)     $ 13,096
                        ===========  =============  ============

The table below reconciles the difference between the statutory federal income tax rate and the effective rate provided for income before income taxes in the consolidated statements of income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003 (continued)

[5] Income Taxes (continued)

                                                      2005          2004           2003
                                                  -------------  ------------  -------------

Statutory federal income tax rate                     35%            35%           35%
State income taxes, net of federal tax benefit         -              2             3
Recognition of current year tax benefit                -              -           (35)
Secondary offering costs                               3              -             -
Reversal of valuation allowance                        -            (18)          (45)
Officer's compensation                                 5              -             -
Other                                                 (1)             1             -
                                                  -------------  ------------  -------------
Effective tax rate                                    42%            20%          (42)%
                                                  =============  ============  =============

The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 2005 and 2004 (in thousands):

                                                            2005           2004
                                                         ------------   ------------
Deferred Tax Assets
Contract losses                                            $  16,156      $       -
Timing of expense recognition                                 11,143         12,161
Net operating loss carryforwards                                 490         19,969
Alternative minimum tax credit carryforwards                   4,265          3,777
Other, net                                                       361             50
                                                         ------------   ------------
                                                           $  32,415      $  35,957
Valuation allowance for deferred tax assets                     (490)          (490)
                                                         ------------   ------------
  Deferred tax assets                                      $  31,925      $  35,467
                                                         ------------   ------------

Deferred Tax Liabilities
Joint ventures - construction                              $  (6,858)     $ (18,576)
Fixed assets, due primarily to purchase accounting            (8,546)             -
Intangible assets, due primarily to purchase accounting       (2,903)             -
Other                                                           (683)          (129)
                                                         ------------   ------------
  Deferred tax liabilities                                 $ (18,990)     $ (18,705)
                                                         ------------   ------------

  Net deferred tax asset                                   $  12,935      $  16,762
                                                         ============   ============
 The net deferred asset as of December 31, 2005 is classified in the Consolidated Balance Sheets based on when the future benefit is expected to be realized as follows (in thousands):
             Short-term "Deferred tax asset"     $ 12,888
             Long-term "Deferred tax asset"            47
                                                -------------
                                                 $ 12,935
                                                =============
 A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. The net deferred tax assets reflect

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003 (continued)

[5] Income Taxes (continued)

management's estimate of the amount which would, more likely than not, be realized from future taxable income.

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

At December 31, 2005, the Company has unused net operating loss carryforwards for tax reporting purposes of approximately $1.4 million which expire during the 2006 - 2007 period. At December 31, 2005, the Company also has unused alternative minimum tax credit carryforwards for income tax reporting purposes of approximately $4.3 million that have no expiration date.

The Company has evaluated the available evidence about both asserted and unasserted income tax contingencies in its income tax returns filed with the Internal Revenue Service, state, local and foreign tax authorities. The Company has recorded $1.7 million for income tax contingencies which represents its estimate of the amount that is probable and estimable of being payable, if successfully challenged by such tax authorities, under the provisions of SFAS No. 5, "Accounting for Contingencies". The Company has not received either written or oral tax opinions that are contrary to its assessment of the recorded income tax contingency accrual.

[6] Other Assets, Other Long-term Liabilities and Other (Income) Expense, Net

Other Assets, Other Long-term Liabilities and Other (Income) Expense, Net consist of the following (in thousands) for the periods presented:

Other Assets
                                                              2005           2004
                                                           ------------   ------------
Land held for sale (Note 13)                                   $   816       $  2,523
Deferred expenses                                                  957          1,162
Other investments                                                2,184             48
Intangible assets (Note 3)                                       5,843              -
                                                           ------------   ------------
                                                               $ 9,800       $  3,733
                                                           ============   ============

Other Long-term Liabilities
                                                              2005           2004
                                                           ------------   ------------
Accrued dividends on
  $21.25 Preferred Stock (Note 8)                             $  4,031       $ 10,993
Employee benefit related liabilities                             2,014          1,922
Minimum pension liability adjustment (Note 7)                   29,583         29,021
Deferred lease incentive                                         1,701              -
Other                                                            2,228              -
                                                           ------------   ------------
                                                              $ 39,557       $ 41,936
                                                           ============   ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003 (continued)

[6] Other Assets, Other Long-term Liabilities and Other (Income) Expense, Net (continued)

Other (Income) Expense, Net
                                                              2005           2004           2003
                                                           ------------   ------------   ------------
Stock registration expense                                   $   576        $ 1,687       $      -
(Gain) loss from land sales, net (Note 13)                    (1,566)           316         (2,207)
Interest  income                                              (1,040)          (474)          (226)
Bank fees                                                        597            559            483
Miscellaneous expense, net                                       462            999            228
                                                           ------------   ------------   ------------
                                                             $  (971)       $ 3,087       $ (1,722)
                                                           ============   ============   ============

[7] Employee Benefit Plans

The Company has a defined benefit pension plan that covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The plan is noncontributory and benefits are based on an employee's years of service and "final average earnings", as defined. The plan provides reduced benefits for early retirement and takes into account offsets for social security benefits. All employees are vested after five years of service. The Company also has an unfunded supplemental retirement plan for certain employees whose benefits under the defined benefit pension plan were reduced because of compensation limitations under federal tax laws. In accordance with SFAS No. 132R, "Employers' Disclosures About Pensions and Other Post-Retirement Benefits", pension disclosure as presented below includes aggregated amounts for both of the Company's plans, except where otherwise indicated.

Effective June 1, 2004, all benefit accruals under the Company's pension plan were frozen; however, the current vested benefits will be preserved. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", a one-time charge of $0.2 million was recorded in 2004.

Net pension cost for 2005, 2004 and 2003 follows (in thousands):

                                                              2005            2004            2003
                                                          -------------    ------------    ------------

Service cost - benefits earned during the period               $     -         $ 1,660         $ 1,828
Interest cost on projected benefit obligation                    4,185           4,538           4,674
Expected return on plan assets                                  (4,132)         (3,956)         (4,545)
Amortization of prior service costs                                  -              15              35
Recognized actuarial loss                                        1,660           1,246             665
                                                          -------------    ------------    ------------
Net pension cost                                               $ 1,713         $ 3,503         $ 2,657
                                                          =============    ============    ============

Actuarial assumptions used to determine net pension cost:
  Discount rate                                                   5.75%           6.25%           6.75%
  Rate of increase in compensation                                 n.a            6.00%           6.00%
  Long-term rate of return on assets                              7.50%           7.50%           8.50%
 The expected long-term rate of return on assets assumption will remain at 7.50% for 2006. The expected long-term rate of return on assets assumption was developed considering historical and future expectations for returns for each asset class.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003 (continued)

[7] Employee Benefit Plans (continued)

The target asset allocation for the Company's pension plan by asset category for 2006 and the actual asset allocation at December 31, 2005 and 2004 by asset category are as follows:

                                       Percentage of Plan Assets at December 31,
                                    ------------------------------------------------
                                         Target
                                       Allocation
Asset Category                            2006             2005            2004
-------------------------------     -----------------   ------------    ------------

Equity securities:
   Domestic                                60.0%           60.3%           72.9%
   International                           15.0%           15.9%            0.0%
Fixed income securities                    25.0%           23.2%           26.3%
Real estate                                 0.0%            0.0%            0.0%
Other                                       0.0%            0.6%            0.8%
                                    -----------------   ------------    ------------
Total                                     100.0%          100.0%          100.0%
                                    =================   ============    ============

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

Within the equity portfolio, the investments are primarily large capitalization domestic and international equities; however, the plan's asset manager may invest in equities with small and medium capitalizations. The equity assets are invested in a broadly diversified portfolio. Within the fixed income portfolio, the investments are entirely investment grade U.S. fixed income securities including both U.S. Government and U.S. Credit securities.

The Company expects to contribute $6.0 million to its pension plan in 2006.

The following tables provide a reconciliation of the changes of the fair value of assets in the plan and plan benefit obligations during the two year period ended December 31, 2005, and a statement of the funded status as of December 31, 2005 and 2004 (in thousands):

Reconciliation of Fair Value of Plan Assets
                                                                     2005           2004
                                                                  ------------   ------------

Balance at beginning of year                                         $ 44,574       $ 41,374
Actual return on plan assets                                            3,779          2,929
Employer contribution                                                   9,157          4,157
Benefit payments                                                       (3,984)        (3,886)
                                                                  ------------   ------------
Balance at end of year                                               $ 53,526       $ 44,574
                                                                  ============   ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003 (continued)

[7] Employee Benefit Plans (continued)

Reconciliation of Projected Benefit Obligation
                                                                         2005           2004
                                                                      ------------   ------------

Balance at beginning of year                                            $  76,568       $ 78,576
Service cost                                                                    -          1,660
Interest cost                                                               4,185          4,538
Curtailment gain                                                                -         (8,533)
Actuarial loss                                                              1,869          4,213
Benefit payments                                                           (3,984)        (3,886)
                                                                      ------------   ------------
Balance at end of year                                                  $  78,638       $ 76,568
                                                                      ============   ============

Actuarial assumptions used to determine benefit obligation:
                                                                         2005           2004
                                                                      ------------   ------------
Discount rate                                                                5.62%          5.75%
Rate of increase in compensation                                              n.a.           n.a.

Funded Status
                                                                         2005           2004
                                                                      ------------   ------------

Funded status at December 31,                                           $ (25,112)     $ (31,994)
Unrecognized loss                                                          29,583         29,021
                                                                      ------------   ------------
Net asset (liability) recognized, before additional minimum liability   $   4,471      $  (2,973)
                                                                      ============   ============

The following table presents amounts included in the Consolidated Balance Sheets as of December 31, 2005 and 2004 (in thousands):

                                                   2005          2004
                                                ------------  ------------

Accrued benefit liability                         $ (25,112)    $ (31,994)
Accumulated other comprehensive income               29,583        29,021
                                                ------------  ------------
Net amount recognized at year end                 $   4,471     $  (2,973)
                                                ============  ============

Other comprehensive income attributable to a change in the additional minimum pension liability recognized pursuant to SFAS No. 87, "Employers' Accounting for Pensions" amounted to $0.6 million in 2005, $5.0 million in 2004, $4.4 million in 2003 and $19.6 million in prior years. The cumulative amount of $29.6 million generally represents the excess of the accumulated benefit obligations of the Company's pension plans over the fair value of the plans' assets as of December 31, 2005 compared to the unfunded accrued pension liability previously recognized. This amount is reflected as a long-term liability as of December 31, 2005 (see Note 6) with the offset, net of tax, being a reduction in stockholders' equity. Adjustments to the amount of this additional minimum pension liability will be recorded in future years, as required, based upon periodic re-evaluation of the funded status of the Company's pension plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003 (continued)

[7] Employee Benefit Plans (continued)

The Company's plans have benefit obligations in excess of the fair value of the plans' assets. The following table provides information relating to each of the plans' benefit obligations compared to the fair value of its assets as of December 31, 2005 and 2004 (in thousands):

                                                2005                                     2004
                                -------------------------------------   -------------------------------------
                                              Benefit                                 Benefit
                                 Pension    Equalization                 Pension    Equalization
                                  Plan          Plan         Total         Plan         Plan         Total
                                ----------  -------------  ----------   ----------- -------------  ----------

Projected benefit obligation     $ 75,535        $ 3,103    $ 78,638      $ 73,469       $ 3,099    $ 76,568
Accumulated benefit obligation   $ 75,535        $ 3,103    $ 78,638      $ 73,469       $ 3,099    $ 76,568
Fair value of plan assets        $ 53,526        $     -    $ 53,526      $ 44,574       $     -    $ 44,574

Projected benefit obligation
greater than Fair value of
plan assets                      $ 22,009        $ 3,103    $ 25,112      $ 28,895       $ 3,099    $ 31,994
                                ----------  -------------  ----------   ----------- -------------  ----------

Accumulated benefit obligation
greater than Fair value of
plan assets                      $ 22,009        $ 3,103    $ 25,112      $ 28,895       $ 3,099    $ 31,994
                                ----------  -------------  ----------   ----------- -------------  ----------

The Company has a contributory Section 401(k) plan which covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The 401(k) expense provision approximated $1.8 million in 2005, $0.9 million in 2004 and $0.7 million in 2003. The Company’s contribution is based on a non-discretionary match of employees’ contributions, as defined.

The Company has an incentive compensation plan for key employees which is generally based on the Company’s achievement of a certain level of profit.

The Company also contributes to various multi-employer union retirement plans under collective bargaining agreements which provide retirement benefits for substantially all of its union employees. The aggregate amounts provided in accordance with the requirements of these plans were approximately $7.4 million in 2005, $4.8 million in 2004 and $4.3 million in 2003. The Multi-employer Pension Plan Amendments Act of 1980 defines certain employer obligations under multi-employer plans. Information regarding union retirement plans is not available from plan administrators to enable the Company to determine its share of unfunded vested liabilities.

[8] Capital Stock and Stock Purchase Warrants

(a) $21.25 Convertible Exchangeable Preferred Stock ("$21.25 Preferred Stock")
In June 1987, net proceeds of approximately $23,631,000 were received from the sale of 1,000,000 $2.125 Depositary Convertible Exchangeable Preferred Shares (each Depositary Share representing ownership of 1/10 of a share of $21.25 Convertible Exchangeable Preferred Stock, $1 par value) (“Depositary Shares”) at a price of $25 per Depositary Share. Annual dividends are $2.125 per Depositary Share and are cumulative. Generally, the liquidation preference value is $25 per Depositary Share plus any accumulated and unpaid dividends. Each Depositary Share is convertible, at the option of the holder, at any time into Common Stock of the Company at a conversion price of $37.75 per share of Common Stock. The Depositary Shares are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003 (continued)

[8] Capital Stock and Stock Purchase Warrants (continued)

(a) $21.25 Convertible Exchangeable Preferred Stock ("$21.25 Preferred Stock") (continued)
redeemable at the option of the Company at any time at $25 per share plus any unpaid dividends. Each Depositary Share is also exchangeable at the option of the Company, in whole but not in part, on any dividend payment date into 8 1/2% convertible subordinated debentures due in 2012 at a rate equivalent to $25 principal amount of debentures for each Depositary Share. In conjunction with the covenants of certain of the Company's prior Credit Agreements, the Company was required to suspend the payment of quarterly dividends on its Depositary Shares until certain financial criteria were met. Dividends on the Depositary Shares have not been declared since 1995 (although they have been fully accrued due to the "cumulative" feature of the Depositary Shares). The aggregate amount of dividends in arrears is approximately $4 million at December 31, 2005, which represents approximately $21.78 per Depositary Share and is included in "Other Long-term Liabilities" in the accompanying Consolidated Balance Sheets. Under the terms of the $21.25 Preferred Stock, the holders of the Depositary Shares were entitled to elect two additional Directors since dividends had been deferred for more than six quarters and have done so at each of the last eight Annual Meetings of Stockholders.

In June 2003, the Company completed a tender offer to purchase up to 900,000 shares, or approximately 90% of its outstanding Depositary Shares at a purchase price of $25 per share, net to the seller in cash without interest. The tender offer which commenced on March 31, 2003, expired on June 9, 2003, at which time the Company purchased 440,627 Depositary Shares. The completion of the self tender offer resulted in the Company purchasing and immediately retiring 440,627 Depositary Shares, a reduction of approximately $11.3 million, including related expenses, in stockholders’ equity, and a reversal of approximately $7.3 million of previously accrued and unpaid dividends relating to the purchased shares that was restored to additional paid-in capital. In addition, the $7.3 million of previously accrued and unpaid dividends was added to net income to determine net income available for common stockholders for the purpose of computing earnings per common share for the year ended December 31, 2003.

In October 2002, certain holders of the Depositary Shares filed a lawsuit against certain directors of the Company alleging that the defendants, among other things, breached their fiduciary duties owed to the holders of the Depositary Shares. (See Note 2(f) for information related to this lawsuit.) On November 30, 2004, Perini announced that the parties had reached an agreement for settlement of the Action, subject to Court approval. Under the terms of the settlement, Perini would purchase all of the Depositary Shares submitted in the settlement for consideration of $19.00 in cash and one share of Perini common stock for each Depositary Share submitted. In September 2005, the Court gave final approval of the settlement as fair, just, reasonable and adequate.

Under the terms of the settlement, effective November 2, 2005, the Company purchased all of the 374,185 participating Depositary Shares that were submitted for $19.00 in cash and one share of the Company’s common stock for each Depositary Share for an aggregate of approximately $7.1 million in cash and 374,185 shares of common stock. The completion of the settlement offer resulted in the Company purchasing and immediately retiring 374,185 Depositary Shares, a reduction of approximately $1.4 million in stockholders’ equity, and a reversal of approximately $2.3 million of previously accrued and unpaid dividends relating to the purchased shares that was restored to additional paid-in capital. In addition, the $2.3 million of previously accrued and unpaid dividends was added to net income to determine net income available for common stockholders for the purpose of computing earnings per common share for the year ended December 31, 2005. Following consummation of the settlement, 185,088 Depositary Shares remain outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003 (continued)

[8] Capital Stock and Stock Purchase Warrants (continued)

(b) Series A Junior Participating Preferred Stock
Under the terms of the Company’s Shareholder Rights Agreement, as amended, the Board of Directors of the Company declared a distribution on September 23, 1988 of one Preferred Stock purchase right (a “Right”) for each outstanding share of Common Stock. Under certain circumstances, each Right will entitle the holder thereof to purchase from the Company one one-hundredth of a share (a “Unit”) of Series A Junior Participating Cumulative Preferred Stock, $1 par value (the “Preferred Stock”), at an exercise price of $100 per Unit, subject to adjustment. The Rights will not be exercisable or transferable apart from the Common Stock until the earlier to occur of (i) 10 days following a public announcement that a person or group (an “Acquiring Person”) has acquired 20% or more of the Company’s outstanding Common Stock (the “Stock Acquisition Date”), (ii) 10 business days following the announcement by a person or group of an intention to make an offer that would result in such person or group becoming an Acquiring Person or (iii) the declaration by the Board of Directors that any person is an “Adverse Person”, as defined under the Agreement. The Rights will not have any voting rights or be entitled to dividends.

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

(c) Stock Purchase Warrants
In connection with an amended credit agreement effective January 17, 1997, certain banks received stock purchase warrants to purchase up to 420,000 shares of the Company’s Common Stock, $1.00 par value, at a purchase price of $8.30 per share, subject to certain anti-dilution adjustments in the event of certain distributions and other corporate events, at any time during the ten year period ending January 17, 2007. The grant date present value of the stock purchase warrants ($2,233,000) was calculated using the Black-Scholes option pricing model and was accounted for as an increase in stockholders’ equity, with the offset being a valuation account netted against the related revolving credit loans. The valuation account was amortized and charged against income over the three year term of the credit agreement ended in 2000. During 2005 and 2004, 94,752 warrants and 238,560 warrants, respectively, were exercised resulting in a remaining balance of 86,688 warrants outstanding as of December 31, 2005.

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
For the Years Ended December 31, 2005, 2004 and 2003 (continued)

[9] Stock Options and Restricted Stock Awards

Effective May 13, 2004, the Company’s stockholders approved the adoption of the 2004 Stock Option and Incentive Plan which provides that up to 1,000,000 shares of the Company’s Common Stock will be available for the granting of stock-based compensation awards to key executives, employees and directors of the Company. The Plan allows these stock-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, deferred stock awards and dividend equivalent rights. During 2004, restricted stock awards were granted to two executive officers of the Company. Vesting of these restricted stock awards is dependent upon the achievement of specified performance goals and/or service requirements for 2004 to 2006. Certain performance and service requirements were achieved in 2005 resulting in the issuance of 150,000 shares of the Company’s common stock. The grant date fair value of the restricted stock awards granted in 2004 is $4.7 million which is being recorded as expense over the vesting period. In 2005 and 2004, $3.3 million and $0.8 million, respectively, were recorded as expense. Assuming achievement of the specified performance and service requirements, the approximate amount of expense to be recorded in 2006 will be $0.6 million.

A summary of stock-based compensation awards related to the Company’s 2004 Stock Option and Incentive Plan is as follows:

                                                                 Weighted Average        Shares
                                                   Number           Grant Date         Available
                                                 of Shares          Fair Value          to Grant
                                                -------------  ---------------------  -------------
Approved May 13, 2004                                      -            -                1,000,000
     Granted                                         300,000          $15.62              (300,000)
                                                -------------                         -------------
Outstanding at December 31, 2004                     300,000                               700,000
     Issued                                         (150,000)         $15.62                     -
                                                -------------                         -------------
Outstanding at December 31, 2005                     150,000                               700,000
                                                =============                         =============

Effective May 25, 2000, the Company's stockholders approved the adoption of the Special Equity Incentive Plan which provides that up to 3,000,000 shares of the Company's Common Stock will be available for the granting of nonqualified stock options to key executives, employees and directors of the Company. Options are granted at not less than the fair market value on the date of grant, as defined. Options generally expire 10 years from the date of grant. Options outstanding under the Special Equity Incentive Plan are generally exercisable in three equal annual installments, on the date of grant and on the first and second anniversary of the date of grant. As of December 31, 2005 and 2004, all of the options outstanding were exercisable. A summary of stock option activity related to the Company's Special Equity Incentive Plan is as follows:

                                                        Option Price Per Share
                                                     ------------------------------     Shares
                                         Number                         Weighted      Available
                                       of Shares         Range          Average        to Grant
                                      -------------  ---------------  -------------  -------------
Outstanding at December 31, 2003         2,503,300   $3.13 - $6.85       $4.49            195,634
    Exercised                           (1,808,800)  $3.13 - $6.85       $5.12                  -
                                      -------------                                  -------------
Outstanding at December 31, 2004           694,500   $3.13 - $6.85       $4.45            195,634
    Exercised                             (240,500)  $3.13 - $6.85       $4.51                  -
                                      -------------                                  -------------
Outstanding at December 31, 2005           454,000   $3.13 - $4.50       $4.42            195,634
                                      =============                                  =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003 (continued)

[9] Stock Options and Restricted Stock Awards (continued)

Shares of the Company’s authorized but unissued Common Stock have been reserved for issuance to employees under its 1982 Stock Option Plan. Options under this plan were granted at fair market value on the date of grant, as defined, and generally become exercisable in two equal annual installments on the second and third anniversary of the date of grant and expire eight to ten years from the date of grant. Although the provisions of the 1982 Stock Option Plan expired during 2002, the Company still has 5,000 shares of authorized but unissued Common Stock reserved for issuance under the Plan applicable to the remaining outstanding options. As of December 31, 2005, all of the 5,000 options outstanding were exercisable. A summary of stock option activity related to the Company’s 1982 Stock Option Plan is as follows:

                                                             Option Price Per Share
                                                           ----------------------------     Shares
                                               Number                       Weighted      Available
                                              of Shares       Range          Average       to Grant
                                             ------------  -------------   ------------  -------------
Outstanding at December 31, 2003                  67,500       $ 5.29         $ 5.29              -
     Exercised                                   (62,500)      $ 5.29         $ 5.29              -
                                             ------------                                -------------
Outstanding at December 31, 2004 and 2005          5,000       $ 5.29         $ 5.29              -
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

The terms of these options are generally similar to options granted under the 1982 Plan, including the exercise price being equal to fair market value, as defined, at date of grant, and timing of installment exercise dates. As of December 31, 2005, all of the 10,000 options outstanding were exercisable.

Options outstanding at December 31, 2005 and related weighted average price and life information follows:

                                                                    Weighted
                                                                    Average
     Remaining          Grant        Options         Options        Exercise
   Life (Years)         Date       Outstanding     Exercisable       Price
--------------------  ----------  ---------------  -------------   -----------

         1             01/19/98           10,000         10,000      $ 8.66
         1             12/10/98            5,000          5,000      $ 5.29
         5             03/29/00          331,500        331,500      $ 4.50
         5             05/25/00           45,000         45,000      $ 3.74
         5             09/12/00           77,500         77,500      $ 4.50
                                  ---------------  -------------
      Totals                             469,000        469,000      $ 4.52
                                  ===============  =============

When options are exercised, the proceeds are credited to stockholders' equity. In addition, the income tax savings attributable to nonqualified options exercised are credited to additional paid-in capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003 (continued)

[10] Unaudited Quarterly Financial Data

The following table sets forth unaudited quarterly financial data for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

                                                                                2005 by Quarter
                                                        -----------------------------------------------------------------
                                                            1st             2nd                3rd               4th
                                                        ------------    -------------      ------------      ------------
Revenues                                                   $371,553         $378,384         $ 380,314         $ 603,226 (a)
                                                        ------------    -------------      ------------      ------------
Gross profit (loss)                                        $ 22,730         $ 24,609         $  24,872         $  (2,507)(a)
                                                        ------------    -------------      ------------      ------------
Net income (loss)                                          $  5,550         $  6,460         $   5,952         $ (13,913)(a)
                                                        ------------    -------------      ------------      ------------

Basic earnings (loss) per common share                     $   0.21         $   0.24         $    0.22         $   (0.45)(b)
                                                        ------------    -------------      ------------      ------------

Diluted earnings (loss) per common share                   $    0.20        $    0.24        $    0.22         $   (0.45)(b)
                                                        ------------    -------------      ------------      ------------

                                                                                2004 by Quarter
                                                        -----------------------------------------------------------------
                                                            1st             2nd                3rd               4th
                                                        ------------    -------------      ------------      ------------
Revenues                                                   $480,304         $495,808         $ 467,743         $ 398,460
                                                        ------------    -------------      ------------      ------------
Gross profit                                               $ 23,528         $ 23,731         $  23,633         $  20,874
                                                        ------------    -------------      ------------      ------------
Net income                                                 $ 11,221 (c)     $ 12,176 (c)     $   6,430         $   6,180
                                                        ------------    -------------      ------------      ------------

Basic earnings per common share                            $   0.47 (c)     $   0.51 (c)     $    0.26         $    0.24
                                                        ------------    -------------      ------------      ------------

Diluted earnings per common share                          $   0.44 (c)     $   0.48 (c)     $    0.25         $    0.23
                                                        ------------    -------------      ------------      ------------

(a) The fourth quarter of 2005 includes the results of Rudolph and Sletten which was acquired October 3, 2005. The fourth quarter of 2005 also includes a $24.9 million after-tax charge related to the adverse judgment received in the WMATA matter.

(b) The fourth quarter of 2005 includes $2.3 million (or approximately $0.09 per share) added back to net income (loss) in the calculation of income available for common stockholders that represents the reversal of dividends previously accrued, but no longer required as a result of the settlement of the $21.25 Preferred Stock lawsuit. (See Note 8).

(c) For each of the first two quarters of 2004, the provision for income taxes reflects a lower-than-normal tax rate due to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations.

[11] Business Segments

Business segment information presented below was determined in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information".

The Company provides diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world. The Company's construction business is conducted through three basic segments: building, civil and management services. The building segment is comprised of Perini Building Company, James A. Cummings, Inc. and the recently acquired Rudolph and Sletten, Inc., and focuses on large, complex projects in the hospitality and gaming, sports and entertainment, educational, transportation,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003 (continued)

[11] Business Segments (continued)

healthcare, biotech, pharmaceutical and high-tech markets. The civil segment is comprised of Perini Civil Construction and Cherry Hill Construction, Inc., and focuses on public works construction primarily in the eastern United States, often in metropolitan New York, including the repair, replacement and reconstruction of the public infrastructure such as highways, bridges, mass transit systems and wastewater treatment facilities. The management services segment provides diversified construction, design-build and maintenance services to the U.S. military and government agencies as well as power producers, surety companies and multi-national corporations.

During the years 2003 through 2005, the Company’s chief operating decision making group consisted of the Chairman and Chief Executive Officer, the President and Chief Operating Officer who is also the President of Perini Management Services, the President of Perini Building Company and the President of Perini Civil Construction. This group decides how to allocate resources and assess performance of the business segments. Generally, the Company evaluates performance of its operating segments on the basis of income from operations and cash flow. The accounting policies applied by each of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). The following tables set forth certain business and geographic segment information relating to the Company’s operations for each of the three years in the period ended December 31, 2005 (in thousands):

2005                                                    Reportable Segments
                                      ---------------------------------------------------------
                                                                   Management                                    Consolidated
                                        Building       Civil        Services         Totals      Corporate          Total
                                      -------------  -----------  --------------  -------------  -----------    ---------------

Revenues                               $ 1,181,103    $ 275,584     $ 276,790      $ 1,733,477    $       -        $ 1,733,477
Income from Construction Operations    $    29,277    $ (26,890)    $  19,133      $    21,520    $ (13,567) (a)   $     7,953
Assets                                 $   463,885    $ 288,174     $  39,357      $   791,416    $ 123,840  (b)   $   915,256
Capital Expenditures                   $     6,702    $   5,500     $     145      $    12,347    $       -        $    12,347

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
Income from Construction Operations    $    23,578    $   5,463     $  29,913      $    58,954    $ (10,237) (a)   $    48,717
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
Income from Construction Operations      $  12,175    $   3,157     $  23,711      $    39,043     $ (8,840) (a)   $    30,203
Assets                                   $ 225,139    $ 204,135     $  80,649      $   509,923     $ 55,520  (b)   $   565,443
Capital Expenditures                     $   1,520    $   3,722     $     157      $     5,399     $      -        $     5,399

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003 (continued)

[11] Business Segments (continued)

(a) In all years, consists of corporate general and administrative expenses.

(b) In all years, corporate assets consist principally of cash and cash equivalents, net deferred tax asset, land held for sale and other investments available for general corporate purposes.

Revenues from various agencies of the United States federal government in the management services segment totaled approximately $201 million (or 12% of consolidated revenues) in 2005, $333 million (or 18% of consolidated revenues) in 2004, and approximately $225 million (or 16% of consolidated revenues) in 2003. Revenues from the Red Rock Resort Spa Casino project in Las Vegas, Nevada for Station Casinos, Inc. in the building segment totaled approximately $355 million (or 20% of consolidated revenues ) in 2005. Revenues from the San Manuel casino expansion project in California for the San Manuel Band of Mission Indians in the building segment totaled approximately $203 million (or 11% of consolidated revenues) in 2004.

Information concerning principal geographic areas is as follows (in thousands):

                                                              Revenues
                                             --------------------------------------------
                                                 2005           2004            2003
                                             -------------  --------------  -------------

United States                                 $ 1,543,289     $ 1,506,846    $ 1,120,961
Foreign and U.S. Territories                      190,188         335,469        253,142
                                             -------------  --------------  -------------

Total                                         $ 1,733,477     $ 1,842,315    $ 1,374,103
                                             =============  ==============  =============

                                             Income (Loss) from Construction Operations
                                             --------------------------------------------

                                                 2005           2004            2003
                                             -------------  --------------  -------------

United States                                 $     2,970     $    34,381    $    22,722
Foreign and U.S. Territories                       18,550          24,573         16,321
Corporate                                         (13,567)        (10,237)        (8,840)
                                             -------------  --------------  -------------

Total                                         $     7,953     $    48,717    $    30,203
                                             =============  ==============  =============

Income (loss) from construction operations has been allocated geographically based on the location of the job site. Long-lived assets outside the United States are immaterial and therefore not presented here.

[12] Related Party Transactions

As a condition to an investor group's acquisition of shares of the Company's Series B Preferred Stock for an aggregate of $30 million, which was approved by the stockholders in January 1997, the Company entered into an agreement with Tutor-Saliba Corporation ("Tutor-Saliba"), a California corporation engaged in the construction industry, and Ronald N. Tutor, Chief Executive Officer and sole stockholder of Tutor-Saliba, to provide certain management services, as defined. Tutor-Saliba participates in joint ventures with the Company, the Company's share of which contributed $39.2 million (or 2.3%), $37.7 million (or 2.0%) and $49.0 million (or 3.6%) to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003 (continued)

[12] Related Party Transactions (continued)

Company's consolidated revenues in 2005, 2004 and 2003, respectively. The management agreement has generally been renewed annually by the Compensation Committee of the Company's Board of Directors, which consists entirely of independent directors, under the same basic terms and conditions as the initial agreement except that the amount of the fee payable thereunder to Tutor-Saliba was increased effective January 1, 2004, from $250,000 to $375,000 per year and effective September 15, 2004, from $375,000 to $800,000. Effective December 1, 2001, Mr. Tutor was included as a participant in the Company's incentive compensation plan. Since January 17, 1997, Mr. Tutor has been a member of the Company's Board of Directors and an officer of Perini and effective July 1, 1999 was elected Chairman of the Board of Directors and effective March 29, 2000 was elected Chairman and Chief Executive Officer. Compensation for the management services consists of payment of $250,000 to Tutor-Saliba for the year ended December 31, 2003, $499,000 for the year ended December 31, 2004, and $800,000 for the year ended December 31, 2005; stock options and restricted stock awards granted to Mr. Tutor; and incentive compensation awarded to Mr. Tutor of $800,000 in 2005 and 2004, and $500,000 in 2003. The stock options were granted to Mr. Tutor in January, 1997 (150,000 shares), December, 1998 (45,000 shares), January, 1999 (30,000 shares) and March, 2000 (1,000,000 shares). All of the stock options were granted at or above the fair market value price per share on the respective dates of grant. All of the stock options were excercised during 2004.

On December 15, 2004, the Company entered into an agreement with Mr. Tutor pursuant to which the Company would grant Mr. Tutor 150,000 shares of unrestricted common stock of the Company under the Perini Corporation 2004 Stock Option and Incentive Plan provided that Mr. Tutor completes certain service requirements through June 30, 2005 and June 30, 2006. The Company issued to Mr. Tutor 75,000 shares of common stock on June 30, 2005 and will issue 75,000 additional shares of common stock to Mr. Tutor on June 30, 2006, provided that Mr. Tutor continues to serve as the Company's Chairman and Chief Executive Officer through and including such date. The grant date fair value of the restricted stock awards is $2.5 million which is being recorded as expense over the vesting period. Expense related to the restricted stock awards of $2.0 million and $0.1 million was recorded in 2005 and 2004, respectively. Assuming achievement of the specified service requirement, $0.4 million will be recorded as expense in 2006.

The investors that provided $40 million of new equity in the Company on March 29, 2000 consist of Tutor-Saliba (see above), O&G Industries, Inc. ("O&G"), a participant in certain construction joint ventures with the Company, and National Union Fire Insurance Company of Pittsburgh, Pa., a wholly owned subsidiary of American International Group, Inc. ("AIG"), one of the Company's sureties and a provider of insurance and insurance related services to the Company. These investors participated in a secondary public stock offering which was completed in December 2005. In addition, Tutor-Saliba subsequently exercised its call right under an existing shareholders' agreement to purchase 2,352,941 shares owned by AIG at a predetermined rate, as defined. The cumulative holdings of each of the investors as of December 31, 2004 and 2005 were as follows:

                                              Number of Common Shares
                -------------------------------------------------------------------------------------
                                                            Exercise of
                                           Sold in        Call Option per
                                          Secondary        Shareholders'                                      Percentage of Total
                  December 31, 2004        Offering          Agreement           December 31, 2005         Common Shares Outstanding
                ----------------------   -------------    -----------------    ----------------------   ---------------------------------

Tutor-Saliba                3,112,288      (1,500,000)           2,352,941                 3,965,229                 15.23%
O&G                         2,502,941        (700,000)                   -                 1,802,941                  6.92%
AIG                         2,659,846        (306,905)          (2,352,941)                        -                    -

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003 (continued)

[12] Related Party Transactions (continued)

Each of the investors was entitled to appoint a member to the Company’s Board of Directors. O&G participates in joint ventures with the Company, the Company’s share of which contributed $38.4 million, $34.7 million and $0.8 million to the Company’s consolidated revenues in 2005, 2004 and 2003, respectively. Payments to AIG for surety, insurance and insurance related services approximated $12.5 million in 2005, $8.8 million in 2004 and $7.8 million in 2003.

[13] Land Held for Sale

As of December 31, 2005, the only land held for sale consists of approximately 32 fully developed acres in Raynham, Massachusetts. Management’s plan is to continue to market the remaining land for sale in this development as a bulk sale or as individual parcels over an estimated 24 to 36 month “sell off” period.

During the year ended December 31, 2005, 28 acres were sold resulting in a net gain of approximately $1.6 million. During the year ended December 31, 2004, 4 acres were sold resulting in a net loss of $0.3 million and during the year ended December 31, 2003, 61 acres were sold resulting in a net gain of approximately $2.2 million. (See Note 6.) Land costs were allocated to reduce the related sales proceeds based on both the specific cost identification method for certain parcels and average cost per acre sold method on the remaining parcels.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Perini Corporation
Framingham, Massachusetts

We have audited the accompanying consolidated balance sheets of Perini Corporation and subsidiaries (collectively, the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Perini Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/Deloitte & Touche LLP

Boston, Massachusetts
March 8, 2006

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
                        1997).

              4.7       Amendment dated March 29, 2000 to the Shareholder Rights Agreement
                        (incorporated by reference to Exhibit 4.3 to Form 8-K filed on April 12, 2000).

              4.8       Registration Rights Agreement by and among Perini Corporation, Tutor-Saliba
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

              4.9       Shareholders' Agreement by and among Perini Corporation, Tutor-Saliba
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

              4.10      Form of Warrant to purchase an aggregate of 420,000 shares of common stock of
                        Perini Corporation dated January 17, 1997 issued to former lenders of Perini
                        Corporation (incorporated by reference to Exhibit 4.13 to Form S-1 (File No. 333-
                        111338) filed on December 19, 2003).

              4.11      Letter Agreement by and among Perini Corporation, BLUM Capital Partners, L.P.,
                        PB Capital Partners, L.P. and The Common Fund for Non-Profit Organizations,
                        dated as of December 1, 2003 (incorporated by reference to Exhibit 4.14 to
                        Form S-1 (File No. 333-111338) filed on December 19, 2003).

              4.12      Warrantholders Rights Agreement by and among Perini Corporation and the former
                        Lenders of Perini Corporation, dated January 17, 1997 (incorporated by reference to Exhibit 4.15 to Amendment No. 2 to Form S-1 (File No. 333-111338) filed on
                        March 8, 2004).

Exhibit Index
(Continued)

                 4.13      Securityholders Agreement by and among Perini Corporation, PB Capital Partners,
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
                           (incorporated by reference to Exhibit 4.16 to Amendment No. 4 to Form S-1
                           (File No. 333-111338) filed on April 8, 2004).

                 4.14      Amendment No. 2 dated September 28, 2004 to the Shareholder Rights Agreement
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

Exhibit Index
(Continued)

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

                  10.24    Form of Restricted Stock Unit Award Agreement under the Perini Corporation 2004
                           Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.24 to
                           Perini Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 4, 2005).

                  10.25    Fifth Amendment dated as of March 31, 2005 to Credit Agreement among Perini
                           Corporation, Fleet National Bank, as Administrative Agent, and the Lenders
                           (incorporated by reference to Exhibit 10.1 to Perini Corporation's Quarterly Report
                           on Form 10-Q for the period ended June 30, 2005 filed on August 5, 2005) (this amendment is superseded by the Amended and Restated Credit Agreement listed as
                           Exhibit Number 10.27 below).

                  10.26    Stock Purchase Agreement dated as of October 3, 2005 by and among Perini
                           Corporation, Rudolph and Sletten, Inc., and the Shareholders of Rudolph and Sletten,
                           Inc. (incorporated by reference to Exhibit 10.1 to Perini Corporation's Quarterly
                           Report on Form 10-Q for the period ended September 30, 2005 filed on November 4,
                           2005).

Exhibit Index
(Continued)

                    10.27    Amended and Restated Credit Agreement dated October 14, 2005 among Perini
                             Corporation, Bank of America, N.A., as Administrative Agent, Bank of America,
                             N.A., as Arranger, and the Lenders Party thereto (incorporated by reference to
                             Exhibit 10.2 to Perini Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2005 filed on November 4, 2005).

                    10.28    Letter Agreement by and among Perini Corporation, BLUM Capital Partners, L.P., PB
                             Capital Partners, L.P., National Union Fire Insurance Company of Pittsburgh, Pa.,
                             The Union Labor Life Insurance Company, O&G Industries, Inc. and Tutor-Saliba
                             Corporation, dated as of December 14, 2005 (incorporated by reference to Exhibit
                             10.28 to Post-Effective Amendment No. 4 to Form S-1 (File No. 333-117344) filed on December 14, 2005).

                    10.29    First Amendment and Waiver dated as of February 23, 2006 to Amended and Restated
                             Credit Agreement among Perini Corporation, Bank of America, N.A., as Administrative
                             Agent, and the lenders - filed herewith.

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

   Exhibit 32.1     Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith.

   Exhibit 32.2     Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith.

Exhibit 21

Perini Corporation
Subsidiaries of the Registrant

                                                                                                        Percentage
                                                                                                        of Interest
                                                                                                         or Voting
                                                                               Place of                 Securities
                              Name                                           Organization                  Owned
-----------------------------------------------------------------     ----------------------------     --------------

Perini Corporation                                                    Massachusetts

        Perini Building Company, Inc.                                 Arizona                              100%

        Perini Management Services, Inc. (f/k/a Perini
        International Corporation)                                    Massachusetts                        100%

        James A. Cummings, Inc.                                       Florida                              100%

        Cherry Hill Construction, Inc.*                               Maryland                             100%

        Rudolph and Sletten, Inc.**                                   California                           100%

        Perini Environmental Services, Inc.                           Delaware                             100%

        International Construction Management Services, Inc.          Delaware                             100%

               Percon Constructors, Inc.                              Delaware                             100%

        Bow Leasing Company, Inc.                                     New Hampshire                        100%

        Perini Land & Development Company, Inc.                       Massachusetts                        100%

               Paramount Development Associates, Inc.                 Massachusetts                        100%

        Mt. Wayte Realty, LLC                                         Delaware                             100%

*Acquisition effective January 1, 2005.

**Acquisition effective October 3, 2005.

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Nos. 002-82117, 033-24646, 333-40370 and 333-116362, all on Form S-8, of our reports dated March 8, 2006, relating to the consolidated financial statements of Perini Corporation and management’s report on the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Perini Corporation for the year ended December 31, 2005.

/s/Deloitte & Touche LLP

Boston, Massachusetts
March 8, 2006

Exhibit 24

Power of Attorney

We, the undersigned, Directors of Perini Corporation, hereby severally constitute Robert Band and Michael E. Ciskey, and each of them singly, our true and lawful attorneys, with full power to them and to each of them to sign for us, and in our names in the capacities indicated below, any Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 to be filed with the Securities and Exchange Commission and any and all amendments to said Annual Report on Form 10-K, hereby ratifying and confirming our signatures as they may be signed by our said Attorneys to said Annual Report on Form 10-K and to any and all amendments thereto and generally to do all such things in our names and behalf and in our said capacities as will enable Perini Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

WITNESS our hands and common seal on the date set forth below.

                                                            Director
-----------------                                           ----------- -------------------
Peter Arkley                                                                    Date

/s/Robert Band                                               Director        March 10, 2006
--------------                                              ----------- -------------------
Robert Band                                                                     Date

/s/Willard W. Brittain                                       Director        March 10, 2006
----------------------                                      ----------- -------------------
Willard W. Brittain

/s/James A. Cummings                                         Director        March 10, 2006
--------------------                                        ----------- -------------------
James A. Cummings                                                               Date

/s/Robert A. Kennedy                                         Director        March 10, 2006
--------------------                                        ----------- -------------------
Robert A. Kennedy                                                               Date

/s/Michael R. Klein                                          Director        March 10, 2006
-------------------                                         ----------- -------------------
Michael R. Klein                                                                Date

/s/Robert L. Miller                                          Director        March 10, 2006
-------------------                                         ----------- -------------------
Robert L. Miller                                                                Date

/s/Raymond R. Oneglia                                        Director        March 10, 2006
---------------------                                       ----------- -------------------
Raymond R. Oneglia                                                              Date

                                                             Director
--------------------                                        ----------- -------------------
Martin Shubik                                                                   Date

/s/Ronald N. Tutor                                           Director        March 10, 2006
------------------                                          ----------- -------------------
Ronald N. Tutor                                                                 Date