Form 10-Q
period 2006-03-31
PERINI CORP
filed 2006-05-05
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Large accelerated filer ____     Accelerated filer X      Non-Accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___      No X

The number of shares of Common Stock, $1.00 par value per share, of registrant outstanding at May 1, 2006 was 26,168,843.

                                          PERINI CORPORATION & SUBSIDIARIES

                                                        INDEX

                                                                                                        Page Number

Part I. -      Financial Information:

               Item 1.    Financial Statements (Unaudited)

                          Consolidated Condensed Balance Sheets -                                            3
                          March 31, 2006 and December 31, 2005

                          Consolidated Condensed Statements of Income -                                      4
                          Three Months ended March 31, 2006 and 2005

                          Consolidated Condensed Statement of Stockholders' Equity -                         5
                          Three Months ended March 31, 2006

                          Consolidated Condensed Statements of Cash Flows  -                                 6
                          Three Months ended March 31, 2006 and 2005

                          Notes to Consolidated Condensed Financial Statements                               7 - 15

               Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                          Operations                                                                        16 - 21

               Item 3.    Quantitative and Qualitative Disclosures About Market Risk                         22

               Item 4.    Controls and Procedures                                                            22

Part II. -     Other Information:

               Item 1.     Legal Proceedings                                                                 23

               Item 1A.    Risk Factors                                                                      23

               Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                       23

               Item 3.     Defaults Upon Senior Securities                                                   23 - 24

               Item 4.     Submission of Matters to a Vote of Security Holders                               24

               Item 5.     Other Information                                                                 24

               Item 6.     Exhibits                                                                          24

               Signatures                                                                                    25

Part I. – Financial Information

Item 1. Financial Statements (Unaudited)

                                           PERINI CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                                    MARCH 31, 2006 (UNAUDITED) AND DECEMBER 31, 2005
                                                     (In Thousands)

                                          ASSETS                                               MARCH 31,        DEC. 31,
                                                                                                 2006            2005
                                                                                            -------------  ---------------

Cash and Cash Equivalents (Note 3)                                                             $ 107,677        $ 139,848
Accounts Receivable, including retainage                                                         533,126          536,372
Unbilled Work                                                                                    102,027           97,079
Deferred Tax Asset                                                                                 6,834           12,888
Other Current Assets                                                                              18,061           19,703
                                                                                            -------------  ---------------
     Total Current Assets                                                                      $ 767,725        $ 805,890
                                                                                            -------------  ---------------

Property and Equipment, less Accumulated Depreciation of $27,665 in 2006 and
$25,947 in 2005                                                                                $  72,858        $  72,813
                                                                                            -------------  ---------------

Goodwill                                                                                       $  26,268        $  26,706
                                                                                            -------------  ---------------

Other Assets                                                                                   $  10,182        $   9,847
                                                                                            -------------  ---------------

                                                                                               $ 877,033        $ 915,256
                                                                                            =============  ===============
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Maturities of Long-term Debt                                                           $  15,346        $  16,281
Accounts Payable, including retainage                                                            454,338          467,079
Deferred Contract Revenue                                                                         92,101           83,173
Accrued Expenses                                                                                  50,278           86,022
                                                                                            -------------  ---------------
     Total Current Liabilities                                                                 $ 612,063        $ 652,555
                                                                                            -------------  ---------------

Long-term Debt, less current maturities included above                                         $  37,032        $  39,969
                                                                                            -------------  ---------------

Other Long-term Liabilities (Note 8)                                                           $  36,746        $  39,557
                                                                                            -------------  ---------------

Contingencies and Commitments (Note 5)

Stockholders' Equity:
  Preferred Stock                                                                              $      19        $      19
  Series A Junior Participating Preferred Stock                                                        -                -
  Stock Purchase Warrants                                                                            461              461
  Common Stock                                                                                    26,159           26,038
  Additional Paid-in Capital                                                                     116,127          116,223
  Retained Earnings                                                                               75,877           67,885
                                                                                            -------------  ---------------
                                                                                               $ 218,643        $ 210,626
  Accumulated Other Comprehensive Loss                                                           (27,451)         (27,451)
                                                                                            -------------  ---------------
     Total Stockholders' Equity                                                                $ 191,192        $ 183,175
                                                                                            -------------  ---------------

                                                                                               $ 877,033        $ 915,256
                                                                                            =============  ===============

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                                    PERINI CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                              FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                      (In Thousands, Except Share Data)

                                                                                         THREE MONTHS
                                                                                        ENDED MARCH 31,
                                                                                 ------------------------------

                                                                                     2006             2005
                                                                                 -------------    -------------

Revenues (Note 9)                                                                   $ 612,763        $ 371,553

Cost of Operations                                                                    580,441          348,881
                                                                                 -------------    -------------

Gross Profit                                                                        $  32,322        $  22,672

General and Administrative Expenses                                                    17,871           13,333
                                                                                 -------------    -------------

INCOME FROM CONSTRUCTION OPERATIONS (Note 9)                                        $  14,451         $  9,339

Other Income (Expense), Net                                                               423             (85)

Interest Expense                                                                         (947)            (374)
                                                                                 -------------    -------------

Income before Income Taxes                                                          $  13,927         $  8,880

Provision for Income Taxes                                                             (5,837)          (3,330)
                                                                                 -------------    -------------

NET INCOME                                                                          $   8,090         $  5,550
                                                                                 =============    =============

Less:  Accrued Dividends on $21.25 Preferred Stock (Note 8)                               (98)            (297)
                                                                                 -------------    -------------

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS                                        $   7,992         $  5,253
                                                                                 =============    =============

BASIC EARNINGS PER COMMON SHARE (Note 7)                                            $    0.31         $   0.21
                                                                                 =============    =============

DILUTED EARNINGS PER COMMON SHARE (Note 7)                                          $    0.30         $   0.20
                                                                                 =============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 7):

  BASIC                                                                            26,092,449       25,286,711
  Effect of Dilutive Stock Options,  Warrants and Restricted Stock Units
    Outstanding                                                                       543,346          750,199
                                                                                 -------------    -------------

  DILUTED                                                                          26,635,795       26,036,910
                                                                                 -------------    -------------

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                                       PERINI CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                                                  (In Thousands)

                                                                                                                      Accumulated
                                                              Stock                    Additional                        Other
                                              Preferred      Purchase      Common        Paid-in      Retained       Comprehensive
                                                Stock        Warrants       Stock        Capital      Earnings           Loss             Total
                                              -----------   -----------  ------------  ------------  -----------   ------------------   -----------

Balance - December 31, 2005                      $    19       $   461      $ 26,038      $116,223      $67,885            $ (27,451)    $ 183,175

Net income                                             -             -             -             -        8,090                    -         8,090

Preferred Stock dividends accrued                      -             -             -             -          (98)                   -           (98)
($5.3125 per share*)

Common Stock options and stock purchase
warrants exercised                                     -             -            70           286            -                    -           356

Restricted stock compensation expense                  -             -             -           367            -                    -           367

Issuance of Common Stock                               -             -            75           (75)           -                    -             -

Reacquisition of Common Stock                          -             -           (24)         (674)           -                    -          (698)

                                              -----------------------------------------------------------------------------------------------------
Balance - March 31, 2006                         $    19       $   461      $ 26,159      $116,127      $75,877            $ (27,451)    $ 191,192
                                              =====================================================================================================

*Equivalent to $0.53 per Depositary Share

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                       PERINI CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                                 (In Thousands)

                                                                                             THREE MONTHS
                                                                                            ENDED MARCH 31,
                                                                                      ----------------------------
                                                                                         2006            2005
                                                                                      ------------   -------------

Cash Flows from Operating Activities:
  Net income                                                                            $   8,090       $   5,550
  Adjustments to reconcile net income to net cash used by operating activities:
       Depreciation and amortization                                                        2,473           2,660
       Restricted stock compensation expense                                                  367           1,217
       Income tax benefit from stock options exercised                                          -             160
       Deferred income taxes                                                                5,950           1,137
       Gain on sale of equipment                                                             (343)           (271)
       Gain on land held for sale, net                                                        (36)              -
       Loss on sale of available-for-sale securities                                            -              51
       Increase in other long-term liabilities                                              1,099               -
       Other non-cash items, net                                                                -              99
       Cash used by changes in components of working capital other than cash, current maturities of long-term debt, deferred tax asset and
         land held for sale, net                                                          (43,997)        (37,191)
                                                                                      ------------   -------------

    NET CASH USED BY OPERATING ACTIVITIES                                               $ (26,397)      $ (26,588)
                                                                                      ------------   -------------

Cash Flows from Investing Activities:
  Acquisition of Cherry Hill Construction, Inc., net of cash balance acquired           $       -       $ (19,970)
  Acquisition of property and equipment                                                    (2,340)         (1,854)
  Proceeds from sale of property and equipment                                                799             405
  Proceeds from land held for sale, net                                                       128               -
  Proceeds from sale of available-for-sale securities                                           -           3,819
  Investment in other investing activities                                                   (147)             (8)
                                                                                      ------------   -------------

    NET CASH USED BY INVESTING ACTIVITIES                                               $  (1,560)      $ (17,608)
                                                                                      ------------   -------------

Cash Flows from Financing Activities:
  Proceeds from long-term debt                                                          $     638       $      -
  Reduction of long-term debt                                                              (4,510)         (5,751)
  Proceeds from exercise of common stock options and stock purchase warrants                  356             153
  Reacquisition of common stock                                                              (698)              -
  Expenditure for stock registration                                                            -             (35)
                                                                                      ------------   -------------

    NET CASH USED BY FINANCING ACTIVITIES                                               $  (4,214)      $  (5,633)
                                                                                      ------------   -------------

Net Decrease in Cash                                                                    $ (32,171)      $ (49,829)
Cash at Beginning of Year                                                                 139,848         136,305
                                                                                      ------------   -------------

Cash at End of Period                                                                   $ 107,677       $  86,476
                                                                                      ============   =============

Supplemental Disclosure of Cash Paid During the Period For:
  Interest                                                                              $     970       $     374
                                                                                      ============   =============
  Income taxes                                                                          $     480       $      55
                                                                                      ============   =============

Supplemental Disclosure of Noncash Transactions:
  Common stock issued for services                                                      $   1,090       $       -
                                                                                      ============   =============
  Preferred stock dividends accrued but not paid                                        $      98       $     297
                                                                                      ============   =============

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation
The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005. In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2006 and December 31, 2005, results of operations for the three months ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006 because such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

(2) Significant Accounting Policies
The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note (1) to such financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company has made no significant change in these policies during 2006. See Note 6 – Stock-Based Compensation for a discussion of the required adoption of SFAS No. 123R, “Share-Based Payment”.

(3) Cash and Cash Equivalents
Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

Cash and cash equivalents as reported in the accompanying Consolidated Condensed Balance Sheets consist of amounts held by the Company that are available for general corporate purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses. Joint Venture cash and cash equivalents are not restricted to specific uses within those entities; however, the terms of the joint venture agreements limit the Company’s ability to distribute those funds and use them for corporate purposes. Cash held by construction joint ventures is distributed from time to time to the Company and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by the Company from its construction joint ventures are then available for general corporate purposes. At March 31, 2006 and December 31, 2005, cash and cash equivalents consisted of the following (in thousands):

                                                                                March 31,         Dec. 31,
                                                                                  2006              2005
                                                                              --------------    --------------

        Corporate cash and cash equivalents (available
          for general corporate purposes)                                      $  66,082         $  99,747

        Company's share of joint venture cash and
          cash equivalents (available only for joint venture
          purposes, including future distributions)                               41,595            40,101
                                                                              --------------    --------------
                                                                               $ 107,677         $ 139,848
                                                                              ==============    ==============

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(4) Acquisition of Rudolph and Sletten, Inc.
In October 2005, the Company completed the acquisition of 100% of the outstanding capital stock of Rudolph and Sletten, Inc. ("Rudolph & Sletten"), a privately held construction and construction management company, for approximately $55.5 million in cash, including $0.2 million of other direct acquisition costs. Based in Redwood City, California, and covering the major California construction markets of Los Angeles, Silicon Valley, San Francisco and Sacramento, Rudolph & Sletten is an established building contractor and construction management company specializing in corporate campuses and healthcare, biotech, pharmaceutical and high-tech projects. The acquisition was effective as of October 3, 2005 and, accordingly, Rudolph & Sletten's financial results are included in the Company's consolidated results of operations and financial position beginning October 3, 2005.

The transaction was accounted for using the purchase method of accounting as required by SFAS No. 141, "Business Combinations". The following table summarizes the fair value of the assets acquired and liabilities assumed as of October 3, 2005 (in thousands):

          Current assets                                          $ 214,823
          Property and equipment, net                                17,625
          Other long-term assets                                      1,758
          Goodwill                                                   13,590
          Intangible assets                                           7,410
                                                            ----------------
               Total assets acquired                              $ 255,206
          Current liabilities                                      (194,388)
          Other long-term liabilities                                (2,803)
          Long-term deferred tax liabilities                         (2,555)
                                                            ----------------
               Total Acquisition Costs                            $  55,460
                                                            ================

The following table identifies the intangible assets acquired and their respective amortization period. The amounts assigned to intangible assets represent the Company's estimate of the fair value of the intangible assets acquired as of October 3, 2005 and were based on an independent appraisal.

                                                                                   Amortization
                                                                 Amount              Period
                                                            -----------------   -----------------
                                                             (in thousands)

         Construction contract backlog                          $ 1,840               3 years
         Customer relationships                                   2,300              10 years
         Non-compete agreements                                   2,400               5 years
         Rudolph & Sletten trademark                                850                n.a.
         Construction permits and licenses                           20               1 year
                                                            -----------------
              Total intangible assets acquired                  $ 7,410
                                                            =================

Since the acquisition was effective as of October 3, 2005, the Company's actual 2006 year to date results include Rudolph & Sletten for the total period. Therefore, the following pro forma financial information is only presented for the comparative three months ended March 31, 2005 to show

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(4) Acquisition of Rudolph and Sletten, Inc. (continued)
the pro forma results of operations as if Rudolph & Sletten had been acquired effective January 1, 2005 (in thousands, except per share data):

                                                               Three Months Ended
                                                                  March 31, 2005
                                                         ------------------------------
                                                             Actual        Pro forma
                                                         -------------   --------------

          Revenues                                           $371,553        $ 526,169
          Gross profit                                       $ 22,672        $  31,561
          Net income                                         $  5,550        $   6,392

          Basic earnings per common share                    $   0.21        $    0.24
          Diluted earnings per common share                  $   0.20        $    0.23

The pro forma results have been prepared for comparative purposes only and include certain adjustments such as (i) increased interest expense on acquisition debt; (ii) increased depreciation expense related to the adjustment of the fixed asset carrying values due to the application of purchase accounting (as described above); (iii) additional amortization expenses related to intangible assets arising from the acquisition; and (vi) to reflect a statutory income tax rate on the pretax income of Rudolph & Sletten as well as on the applicable pro forma income adjustments made. In addition, the pro forma results include an adjustment to reflect the elimination of compensation and payroll burden expense of certain Rudolph & Sletten executives who resigned in accordance with the terms of the stock purchase agreement. The pro forma results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisition been in effect on January 1, 2005 or of future results.

(5) Contingencies and Commitments
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

TSP appealed and, on January 25, 2005, the State of California Court of Appeal reversed the trial court's entire judgment and found that the trial court judge had abused his discretion and

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(5) Contingencies and Commitments (continued)
(a) Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter (continued)
 had violated TSP's due process rights, and had imposed impermissibly overbroad terminating sanctions. The Court of Appeal also directed the trial court to dismiss LAMTA's claims that TSP had violated the Unfair Competition Law ("UCL") because LAMTA lacked standing to bring such a claim, and remanded the Joint Venture's claims against LAMTA for extra work required by LAMTA and LAMTA's counterclaim under the California False ClaimAct against TSP to the trial court for further proceedings, including a new trial. The LAMTA petitioned the Court of Appeal for rehearing and the California Supreme Court for review. Both petitions were denied and the case was remanded and has been reassigned for a new trial.

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

(b) Redondo/Perini Joint Venture vs. Siemens Transportation Matter
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

On March 14, 2006, the arbitration panel issued a Final Award on Phase I, awarding RPJV approximately $16.2 million on its claim and STP approximately $0.5 million on its claim, for a net award to RPJV of approximately $15.7 million, payable in thirty days. The arbitrators also deferred decision on approximately $15.5 million of RPJV's Phase I claims until the conclusion of Phase II. Subsequently, STP filed a Motion to Stay Enforcement of the Phase I arbitration award, together with a petition for an order to vacate, annul and set aside the award. That motion is pending.

There will be a second phase of the arbitration, which will include claims which existed on or after September 29, 2003. The final amount of the claims of both parties have not been submitted. Discovery has started, but no hearings have been held.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(5) Contingencies and Commitments (continued)
(b) Redondo/Perini Joint Venture vs. Siemens Transportation Matter (continued)
 Management has made an estimate of the anticipated total cost recovery on this project and it is included in revenue recorded to date. To the extent new facts become known or the final cost recovery included in the claim settlement varies from this estimate, the impact of the change will be reflected in the financial statements at that time.

(c) Perini/Kiewit/Cashman Joint Venture-Central Artery/Tunnel Project Matter
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

Certain of PKC's claims were presented to a Disputes Review Board, or the DRB, which consists of three construction experts chosen by the parties. To date, the DRB has ruled on a binding basis that PKC is entitled to additional compensation for its contract time delay claim in the amount of $17.4 million. On March 20, 2002, the Superior Court of the Commonwealth of Massachusetts approved PKC's request to confirm the DRB's $17.4 million award. The MHD has appealed the Superior Court decision to the Appeals Court of the Commonwealth of Massachusetts and the appeal is pending. Oral argument was held on October 19, 2005.

The DRB has also ruled on a binding basis that PKC is entitled to four additional compensation awards, less credits, totaling $39.8 million for impacts and inefficiencies caused by MHD to certain of PKC's work. MHD has filed actions in the Massachusetts Superior Court seeking to vacate these awards, and PKC has answered, seeking to confirm them. The Superior Court has confirmed the first two of those awards. The third and fourth actions have not yet been heard.

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

On August 14, 2002, the Massachusetts Attorney General's office, pursuant to its authority under the Massachusetts False Claims Act, served a Civil Investigative Demand ("CID") on Perini and the other joint venture partners. The CID sought the production of certain construction claims documentation in connection with the Central Artery/Tunnel Contract No. C11A1. In September 2004, the Attorney General's office presented a list of items that it believed constitute possible false

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(5) Contingencies and Commitments (continued)
(c) Perini/Kiewit/Cashman Joint Venture-Central Artery/Tunnel Project Matter (continued)
claims. PKC made a responsive presentation to the Attorney General's office in January 2005. PKC vigorously denies that it submitted any false claims and is cooperating with the Attorney General's office in the ongoing investigation.

(6) Stock-Based Compensation
Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS No. 123R") using the modified prospective application method and, accordingly, prior period amounts have not been restated. SFAS No. 123R establishes the accounting treatment for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation is measured at the grant date based on the calculated fair value of the award. The compensation expense is recognized over the employees' requisite service period, generally the vesting period of the award. SFAS No. 123R also requires the related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, to be reflected, when realized, in the statement of cash flows as a financing activity rather than an operating activity. However, since the Company is in a taxable loss position at March 31, 2006, the excess tax benefits were not realized. Excess tax benefits will be recorded when (i) a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes, and (ii) the deduction actually produces a cash benefit.

From January 1, 2004 through December 31, 2005, the Company accounted for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". Therefore, the adoption of the provisions of SFAS No. 123R did not have a significant impact on the Company's financial position or results of operations.

In May 2004, the Company's stockholders approved the adoption of the 2004 Stock Option and Incentive Plan which provides that up to 1,000,000 shares of the Company's common stock will be available for the granting of stock-based compensation awards to key executives, employees and directors of the Company. The plan allows these stock-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, deferred stock awards and dividend equivalent rights. The grant date fair value of the 300,000 non-vested restricted stock units granted to date under the plan is $4.7 million, which is being recorded as expense over the vesting period. For the three months ended March 31, 2006 and 2005, the Company recognized compensation expense of $0.4 million and $1.2 million, respectively, and these amounts are included as a component of "General and Administrative Expenses" in the Consolidated Condensed Statement of Income. At March 31, 2006, there was $0.2 million of compensation expense yet to be realized related to non-vested stock-based compensation. this is expected to be recognized in the fiscal quarter ended June 30, 2006.

A summary of stock-based compensation awards related to the restricted stock units outstanding under the Company's 2004 Stock Option and Incentive Plan for the three months ended March 31, 2006 is as follows:

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(6) Stock-Based Compensation (continued)

                                                                   Weighted Average             Shares
                                                  Number              Grant Date               Available
                                                of Shares             Fair Value               to Grant
                                               -------------    ------------------------     --------------

        Outstanding at January 1, 2006           150,000                $15.62                   700,000
             Issued                              (75,000)               $14.53                      -
                                               -------------                                 --------------
        Outstanding at March 31, 2006             75,000                $16.70                   700,000
                                               =============                                 ==============

The aggregate intrinsic value of the restricted stock units outstanding at March 31, 2006 is approximately $2.28 million.

In May 2000, the Company's stockholders approved the adoption of the Special Equity Incentive Plan which provides that up to 3,000,000 shares of the Company's common stock will be available for the granting of nonqualified stock options to key executives, employees and directors of the Company. Options are granted at not less than the fair market value on the date of grant, as defined. Options generally expire 10 years from the date of grant. Options outstanding under the Special Equity Incentive Plan are generally exercisable in three equal annual installments, on the date of grant and on the first and second anniversary of the date of grant. As of March 31, 2006, all of the options outstanding were exercisable. A summary of stock option activity related to the Company's Special Equity Incentive Plan is as follows:

                                                                      Exercise Price Per Share
                                                                  ---------------------------------         Shares
                                                  Number                                Weighted          Available
                                                 of Shares             Range             Average           to Grant
                                              ----------------    ----------------     ------------     ---------------

        Outstanding at January 1, 2006              454,000       $3.13 - $4.50           $4.42               195,634
            Exercised                               (60,000)      $4.50                   $4.50                     -
                                              ----------------                                          ---------------
        Outstanding at March 31, 2006               394,000       $3.13 - $4.50           $4.41               195,634
                                              ================                                          ===============

Shares of the Company's authorized but unissued common stock have been reserved for issuance to employees under its 1982 Stock Option Plan. Although the provisions of the 1982 Stock Option Plan expired during 2002, the Company still has 5,000 shares of authorized but unissued common stock reserved for issuance under the Plan applicable to the remaining outstanding options. As of March 31, 2006, all of the 5,000 options outstanding were exercisable at an exercise price of $5.29 per share.

Options outstanding at March 31, 2006 under the aforementioned plans and related weighted average price and life information follows:

                                                                     Weighted
                                                                     Average        Aggregate
  Remaining          Grant          Options           Options        Exercise       Intrinsic
 Life (Years)        Date         Outstanding       Exercisable       Price           Value
---------------- -------------- ----------------- ---------------- ------------- -----------------

       1            12/10/1998             5,000            5,000     $5.29       $     125,400
       4             3/29/2000           301,500          301,500     $4.50           7,799,805
       4             5/25/2000            45,000           45,000     $3.74           1,198,350
       4             9/12/2000            47,500           47,500     $4.50           1,228,825
                                ----------------- ----------------               -----------------
    Totals                               399,000          399,000     $4.42       $  10,352,380
                                ================= ================               =================

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

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

There were no options or stock purchase warrants whose exercise price exceeded the average market price of the Common Stock at March 31, 2006 and 2005. The effect of the assumed conversion of the Company's outstanding $21.25 Preferred Stock into Common Stock was antidilutive for both periods presented.

(8) Dividends
(a) Common Stock
There were no cash dividends declared or paid on the Company's outstanding Common Stock during the periods presented in the consolidated condensed financial statements included herein.

(b) $21.25 Preferred Stock
The covenants of the Company's prior credit agreements required the Company to suspend the payment of quarterly dividends on its $21.25 Preferred Stock until certain financial criteria were met. While quarterly dividends on the $21.25 Preferred Stock have not been paid since 1995, they have been fully accrued due to the "cumulative" feature of the $21.25 Preferred Stock. Accordingly, the aggregate amount of dividends in arrears at March 31, 2006 is approximately $4.1 million, which represents approximately $223.13 per share of $21.25 Preferred Stock or approximately $22.31 per Depositary Share. On April 13, 2006, the Company announced that it intends to redeem all remaining outstanding Depositary Shares on May 17, 2006, in accordance with the terms of the $21.25 Preferred Stock, at a price of $25.00 per share plus accrued and unpaid dividends to that date. Therefore, the $4.1 million of accrued dividends is included in "Accrued Expenses" in the Consolidated Condensed Balance Sheets as of March 31, 2006. Under the terms of the $21.25 Preferred Stock, the holders of Depositary Shares are entitled to elect two additional Directors when dividends have been deferred for more than six quarters, and they did so at each of the last eight Annual Meetings of Stockholders. However, as a result of the pending redemption, the holders of Depositary Shares will not be eligible to elect directors at the Company's 2006 Annual Meeting of Stockholders.

(9) Business Segments
The following tables set forth certain business segment information relating to the Company's operations for the three months ended March 31, 2006 and 2005 (in thousands):

Three months ended March 31, 2006
                                                            Reportable Segments
                                          ---------------------------------------------------------
                                                                         Management                                          Consolidated
                                           Building         Civil        Services        Totals          Corporate              Total
                                          ------------   ------------  -------------  -------------    ---------------      ---------------

Revenues                                     $483,722       $ 70,734     $ 58,307        $ 612,763           $      -            $ 612,763
Income from Construction Operations          $  9,313       $  4,374     $  3,398        $  17,085           $ (2,634) *         $  14,451
Assets                                       $483,924       $279,891     $ 29,013        $ 792,828           $ 84,205  **        $ 877,033

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(9) Business Segments (continued)

Three months ended March 31, 2005
                                                            Reportable Segments
                                          ---------------------------------------------------------
                                                                         Management                                          Consolidated
                                           Building         Civil        Services        Totals          Corporate              Total
                                          ------------   ------------  -------------  -------------    ---------------      ---------------

Revenues                                     $240,972       $ 50,717     $ 79,864        $ 371,553           $      -            $ 371,553
Income from Construction Operations          $  4,724       $  1,481     $  6,591        $  12,796           $ (3,457) *         $   9,339
Assets                                       $278,307       $266,230     $ 48,978        $ 593,515           $ 55,060  **        $ 648,575

*      In all periods, consists of corporate general and administrative expenses.
**    In all periods, corporate assets consist principally of cash and cash equivalents, net deferred tax asset, land held for sale and other investments available for general corporate purposes.

(10) Employee Pension Plans
The Company has a defined benefit pension plan that covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The Company also has an unfunded supplemental retirement plan for certain employees whose benefits under the defined benefit plan are reduced because of compensation limitations under federal tax laws. Effective June 1, 2004, all benefit accruals under the Company's pension plan were frozen; however, the current vested benefit will be preserved. In accordance with SFAS No. 132R, "Employers' Disclosures About Pensions and Other Post-Retirement Benefits", the pension disclosure presented below includes aggregated amounts for both of the Company's plans. The following table sets forth the net pension cost by component for the three months ended March 31, 2006 and 2005 (in thousands):

                                                                     For the Three Months
                                                                        Ended March 31,
                                                                  ----------------------------
                                                                      2006           2005
                                                                  -------------   ------------

          Interest cost on projected benefit obligation                $ 1,075        $ 1,071
          Expected return on plan assets                                (1,089)          (962)
          Recognized actuarial loss                                        554            445
                                                                  -------------   ------------

          Net Pension Cost                                             $   540        $   554
                                                                  =============   ============

The Company contributed $3.0 million to its defined benefit pension plan on April 6, 2006, and expects to contribute an additional $3.0 million during the remainder of 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Perini Corporation is a leading construction services company, based on revenues, as ranked by Engineering News-Record, offering diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world. We have provided construction services since 1894 and have established a strong reputation within our markets for executing large, complex projects on time and within budget while adhering to strict quality control measures. We offer general contracting, pre-construction planning and comprehensive project management services, including planning and scheduling the manpower, equipment, materials and subcontractors required for a project. We also offer self-performed construction services including site work, demolition, concrete forming and placement and steel erection.

Our business is conducted through three primary segments: building, civil, and management services. Our building segment focuses on large, complex projects in the hospitality and gaming, sports and entertainment, education, transportation, healthcare, biotech, pharmaceutical and high-tech markets. Our civil segment specializes in public works construction in the eastern United States, primarily in metropolitan New York, including the repair, replacement and reconstruction of infrastructure such as highways, bridges, mass transit systems and wastewater treatment facilities. Our management services segment provides diversified construction, design-build and maintenance services to the U.S. military and government agencies, as well as power producers, surety companies and multi-national corporations in the United States and overseas.

Significant Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Our critical accounting policies are also identified and discussed in Item 7 of said Annual Report on Form 10-K. We have made no significant change in these policies during 2006.

Adoption of SFAS No. 123R, "Share-Based Payment"

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS No. 123R") using the modified prospective application method and, accordingly, prior period amounts have not been restated. SFAS No. 123R establishes the accounting treatment for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation is measured at the grant date based on the calculated fair value of the award. The compensation expense is recognized over the employees' requisite service period, generally the vesting period of the award. SFAS No. 123R also requires the related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, to be reflected, when realized, in the statement of cash flows as a financing activity rather than an operating activity. However, since we are in a taxable loss position at March 31, 2006, the excess tax benefits were not realized. Excess tax benefits will be recorded when (i) a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes and (ii) the deduction actually produces a cash benefit.

From January 1, 2004 through December 31, 2005, we accounted for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". Therefore, the adoption of the provisions of SFAS No. 123R did not have a significant impact on our financial position or results of operations.

Recent Developments

Announced Redemption of Preferred Stock

On April 13, 2006, we announced that we intend to redeem all remaining outstanding Depositary Shares, in accordance with the terms of our $21.25 Preferred Stock, at a price of $25.00 per share plus accrued and unpaid dividends to the date fixed for redemption. We have fixed a redemption date of May 17, 2006, and have set aside funds of approximately $8.8 million for payment of the redemption price. As a result of the redemption, the holders of Depositary Shares will not be eligible to elect directors at our 2006 Annual Meeting of Stockholders.

Grant of Restricted Stock Units

On April 5, 2006, our Board of Directors approved the grant of 1,265,000 restricted stock units to certain of our executive officers and employees under our 2004 Stock Option and Incentive Plan. 150,000 restricted stock units vest on June 30, 2006. The remaining restricted stock units generally vest equally on December 31 of 2007, 2008 and 2009. 715,000 of the restricted stock units granted (including the 150,000 restricted stock units that vest on June 30, 2006) are subject only to satisfaction of service requirements; the remaining 550,000 restricted stock units granted are subject to satisfaction of both service requirements and achievement of certain pre-established pretax income performance criteria. Upon vesting, each restricted stock unit will be exchanged for one share of our common stock. We will account for these grants of restricted stock units in accordance with SFAS No. 123R, "Share-Based Payment", beginning in the second quarter of 2006. The grant date fair value of each of these restricted stock units is expected to be $31.55, the closing price of our common stock on April 5, 2006. The financial impact of the recognition of the compensation cost related to these restricted stock units is expected to be material to our 2006 results of operations.

Backlog Analysis for 2006

                               Backlog at          New Business            Revenue                Backlog at
                            December 31, 2005       Awarded              Recognized            March 31, 2006
                           -------------------  -----------------      ---------------       -------------------
                                                              (In millions)
Building                       $ 7,180.4              $ 607.7              $ 483.7                 $ 7,304.4
Civil                              423.0                  4.3                 70.8                     356.5
Management Services                294.4                 13.8                 58.3                     249.9
                           --------------       -----------------      ---------------       -------------------
Total                          $ 7,897.8              $ 625.8              $ 612.8                 $ 7,910.8
                           ==============       =================      ===============       ===================

Results of Operations

Comparison of the First Quarter of 2006 with the First Quarter of 2005

Revenues increased by $241.2 million, gross profit increased by $9.7 million, income from construction operations increased by $5.0 million, and net income increased by $2.5 million (or 44.6%) in 2006. These increases include the impact of the addition of Rudolph & Sletten, which was acquired in October 2005. Basic earnings per common share were $0.31 for the first quarter of 2006, compared to $0.21 for the first quarter of 2005. Diluted earnings per common share were $0.30 for the first quarter of 2006, compared to $0.20 for the first quarter of 2005.

In addition to the impact of the Rudolph & Sletten acquisition, our building construction segment experienced increased revenues and profit contribution in 2006 due to an increased volume of work in the hospitality and gaming markets a result of the significant new contract awards received in the latter half of 2005. Our civil construction segment also experienced increased revenues and profit contribution in 2006 due primarily to an improved performance by our Cherry Hill subsidiary. Our management services segment also made a significant contribution to our first quarter operating results, although less than in 2005 due primarily to a decreased volume of work in Afghanistan.

                                       Revenues for the
                                 Three Months Ended March 31,
                            --------------------------------------     Increase          %
                                 2006                  2005           (Decrease)       Change
                            ----------------      ----------------  ---------------  -----------
                                        (In millions)

Building                         $ 483.7               $ 241.0          $ 242.7       100.7%
Civil                               70.8                  50.7             20.1        39.6%
Management Services                 58.3                  79.9            (21.6)      (27.0)%
                            ----------------      ----------------  ---------------
Total                            $ 612.8               $ 371.6          $ 241.2        64.9%
                            ================      ================  ===============

Overall revenues increased by $241.2 million (or 64.9%), from $371.6 million in 2005 to $612.8 million in 2006. This increase was due primarily to an increase in building construction revenues of $242.7 million (or 100.7%), from $241.0 million in 2005 to $483.7 million in 2006, due to the addition of Rudolph & Sletten, and to an increased volume of work in the hospitality and gaming market as a result of the significant new contract awards received in the latter half of 2005. Without the addition of Rudolph & Sletten, building construction revenues would have increased by $58.1 million (or 24.1%) in 2006. Civil construction revenues increased by $20.1 million (or 39.6%), from $50.7 million in 2005 to $70.8 million in 2006, due primarily to the higher backlog of civil construction work entering 2006 compared to 2005, in particular for Cherry Hill. Partly offsetting these increases was a decrease in management services revenues of $21.6 million (or 27.0%), from $79.9 million in 2005 to $58.3 million in 2006, due primarily to a decreased volume of work in Afghanistan.

                                  Income from Construction
                                     Operations for the
                                Three Months Ended March 31,                Increase
                            --------------------------------------         (Decrease)               %
                               2006                      2005              in Income             Change
                            ------------             -------------       ---------------       ------------
                                        (In millions)

Building                      $  9.3                    $  4.7                 $ 4.6              97.9%
Civil                            4.4                       1.5                   2.9             193.3%
Management Services              3.4                       6.6                  (3.2)            (48.5)%
                            ------------             -------------       ---------------
Subtotal                      $ 17.1                    $ 12.8                 $ 4.3              33.6%

Less:  Corporate                (2.7)                     (3.4)                  0.7             (20.6)%
                            ------------             -------------       ---------------
Total                         $ 14.4                    $  9.4                 $ 5.0              53.2%
                            ============             =============       ===============

Income from operations (excluding corporate) increased by $4.3 million (or 33.6%), from $12.8 million in 2005 to $17.1 million in 2006. Building construction income from operations increased by $4.6 million (or 97.9%), from $4.7 million in 2005 to $9.3 million in 2006, due primarily to the increased revenues discussed above. Without the addition of Rudolph & Sletten, building construction income from operations would have increased by $1.9 million (or 40.4%) due primarily to an increased volume of work in the hospitality and gaming market as a result of the significant new contract awards received in the latter half of 2005. Civil construction income from operations increased by $2.9 million (or 193.3%), from $1.5 million in 2005 to $4.4 million in 2006, due primarily to the increase in revenues discussed above, as well as an improved profit margin at Cherry Hill. Management services income from operations decreased by $3.2 million (or 48.5%), from $6.6 million in 2005 to $3.4 million in 2006, due primarily to the decrease in revenues discussed above. In addition, management services experienced a decrease in gross profit margin in 2006, largely due to profit increases recognized upon the completion and close-out of two overseas projects in 2005. Partly offsetting this decrease was a $0.4 million decrease in management services-related general and administrative expenses, due primarily to a $0.3 million decrease in compensation expense related to the amortization of certain restricted stock awards. Overall income from operations was favorably impacted by a $0.7 million decrease in corporate general and administrative expenses, from $3.4 million in 2005 to $2.7 million in 2006, due primarily to a $0.6 million decrease in compensation expense related to the amortization of certain restricted stock awards.

Other income (expense) improved by $0.5 million, from an expense of $0.1 million in 2005 to income of $0.4 million in 2006, due primarily to an increase in interest income as a result of the investment of a portion of the funds received from the $30 million term loan received as part of the credit agreement in October 2005.

Correspondingly, interest expense increased by $0.5 million, from $0.4 million in 2005 to $0.9 million in 2006, due primarily to the increased borrowings related to the term loan portion of our credit agreement.

The provision for income taxes increased by $2.5 million, from $3.3 million in 2005 to $5.8 million in 2006, due primarily to the increase in pretax income in 2006. In addition, the effective tax rate for 2006 of 41.9% exceeds the effective tax rate of 37.5% for 2005 due primarily to the estimated impact of certain executive officer compensation not deductible for tax purposes.

Liquidity and Capital Resources

Cash and Working Capital
We have an Amended and Restated Credit Agreement with Bank of America, N.A. and TD Banknorth (the "Credit Agreement"). The Credit Agreement provides for a secured revolving credit facility (the "Revolving Facility") of up to $50 million which is scheduled to expire on June 30, 2008. At March 31, 2006, we had $42.8 million available to borrow under the Revolving Facility.

In addition, the Credit Agreement provides for a $30 million secured term loan (the "Term Loan"), which was used to refinance a portion of the purchase price for the Rudolph and Sletten acquisition. The Term Loan amortizes in equal quarterly principal payments of $1.5 million commencing December 31, 2005 and continuing through October 14, 2010.

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

The Credit Agreement requires us to meet certain financial covenants at the end of each fiscal quarter, including:

  a minimum working capital ratio of current assets over current liabilities of at least 1.20 to 1.00;

  a minimum tangible net worth of at least $150 million plus, commencing with our fiscal quarter ended December 31, 2005, 50% of our consolidated net income for each consecutive two fiscal quarters ended on June 30 and December 31 of each year;

  a minimum fixed charge coverage ratio of consolidated earnings before interest, taxes, depreciation and amortization, less capital expenditures over covered charges (which includes cash interest expense and tax payments, scheduled principal payments and current period dividends on our outstanding preferred stock) of at least 1.50 to 1.00 for four consecutive fiscal quarters;

  a minimum net income of at least $1.00 for each fiscal quarter; and

  minimum operating profit levels of at least $35 million in the aggregate for each of the four consecutive quarter periods ending March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006, and at least $40 million in the aggregate for the four consecutive quarter period ending March 31, 2007 and for each period of four consecutive fiscal quarters ending thereafter.

The Credit Agreement also includes operating covenants which we believe are customary for financings of this type, including restrictions on indebtedness, liens, investments, restricted payments, mergers and the purchase and sale of assets outside of the normal course of business. The Credit Agreement also provides for events of default which we believe are customary for financings of this type, with corresponding grace periods.

Our obligations outstanding under the Credit Agreement are guaranteed by substantially all of our current and future subsidiaries, and are secured by substantially all of our and our subsidiaries' assets, including a pledge of all of the capital stock of our domestic subsidiaries.

Cash and cash equivalents as reported in the accompanying consolidated condensed financial statements consist of amounts held by us as well as our proportionate share of amounts held by construction joint ventures. Cash held by us is available for general corporate purposes while cash held by construction joint ventures is available only for joint venture-related uses. Joint venture cash and cash equivalents are not restricted to specific uses within those entities; however, the terms of the joint venture agreements limit our ability to distribute those funds and use them for corporate purposes. Cash held by construction joint ventures is distributed from time to time to us and to the other joint venture participants in accordance with our respective percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by us from our construction joint ventures are then available for general corporate purposes. At March 31, 2006 and December 31, 2005, cash held by us and available for general corporate purposes was $66.1 million and $99.7 million, respectively, and our proportionate share of cash held by joint ventures and available only for joint venture-related uses was $41.6 million and $40.1 million, respectively.

A summary of cash flows for each of the three month periods ended March 31, 2006 and 2005 is set forth below:

                                                         Three Months
                                                       Ended March 31,
                                                 -----------------------------
                                                    2006             2005
                                                 ------------     ------------
                                                        (In millions)
          Cash flows from:
            Operating activities                     $ (26.4)         $ (26.6)
            Investing activities                        (1.6)           (17.6)
            Financing activities                        (4.2)            (5.6)
                                                 ------------     ------------
          Net decrease in cash                       $ (32.2)         $ (49.8)
          Cash at beginning of year                    139.9            136.3
                                                 ------------     ------------
          Cash at end of period                      $ 107.7          $  86.5
                                                 ============     ============

During the first three months of 2006, we used $32.2 million of cash on hand to fund $26.4 million in cash flow used by operating activities, principally to pay the $40.4 million WMATA judgment recorded in the fourth quarter of 2005; $1.6 million to fund cash flow used by investing activities, principally to fund the acquisition of construction equipment; and $4.2 million to fund cash flow used by financing activities, primarily to pay down debt, including $1.5 million for the Term Loan portion of our Credit Agreement, as well as to pay down debt assumed in conjunction with the acquisition of Cherry Hill.

Working capital increased from $153.3 million at the end of 2005 to $155.7 million at March 31, 2006. The current ratio increased from 1.23x at December 31, 2005 to 1.25x at March 31, 2006.

Long-term Debt
Long-term debt at March 31, 2006 was $37.0 million, a decrease of $3.0 million from December 31, 2005, due to reductions in our Term Loan and in mortgage debt and equipment financing debt assumed in conjunction with the Cherry Hill acquisition. Accordingly, the long-term debt to equity ratio decreased from .22x at December 31, 2005 to .19x at March 31, 2006.

Dividends
There were no cash dividends declared or paid on our outstanding Common Stock during the periods presented herein.

The covenants in our prior credit agreements required us to suspend the payment of quarterly dividends on our $21.25 Preferred Stock until certain financial criteria were met. While quarterly dividends on the $21.25 Preferred Stock have not been paid since 1995, they have been fully accrued due to the "cumulative" feature of the $21.25 Preferred Stock. The aggregate amount of dividends in arrears is approximately $4.1 million as of March 31, 2006. On April 13, 2006, we announced that we intend to redeem all remaining outstanding Depositary Shares on May 17, 2006, in accordance with the terms of our $21.25 Preferred Stock, at a price of $25.00 per share plus accrued and unpaid dividends to that date. Accordingly, we have set aside funds for payment of the redemption price, including the accrued and unpaid dividends, in the amount of approximately $8.8 million.

Forward-looking Statements

The statements contained in this Management's Discussion and Analysis of the Consolidated Condensed Financial Statements and other sections of this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to convert backlog into revenue; our ability to successfully complete construction projects; the potential delay, suspension, termination or reduction in scope of a construction project; the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules; the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings; the availability of borrowed funds on terms acceptable to us; the ability to retain certain members of management; the ability to obtain surety bonds to secure our performance under certain construction contracts; possible labor disputes or work stoppages within the construction industry; changes in federal and state appropriations for infrastructure projects; possible changes or developments in worldwide or domestic political, social, economic, business, industry, market and regulatory conditions or circumstances; and actions taken or not taken by third parties including our customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials; and other risks and uncertainties discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 10, 2006. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company's exposure to market risk from that described in the Company's Annual Report on Form 10-K, Item 7A., since December 31, 2005.

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

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of March 31, 2006, management has excluded Rudolph and Sletten, Inc. ("Rudolph & Sletten") because this company was acquired in October 2005. The assets and revenues of Rudolph & Sletten as of and for the three months ended March 31, 2006 represent approximately 23.4% and 30.1%, respectively, of our consolidated assets and revenues as of and for the three months ended March 31, 2006. As part of our integration of Rudolph & Sletten, we are in the process of incorporating our controls and procedures into the operations of Rudolph & Sletten.

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

        On March 14, 2006, the arbitration panel issued a Final Award on Phase I, awarding RPJV approximately $16.2 million on its claim and STP approximately $0.5 million on its claim, for a net award to RPJV of approximately $15.7 million, payable in thirty days.  The arbitrators also deferred decision on approximately $15.5 million of RPJV's Phase I claims until the conclusion of Phase II.  Subsequently, STP filed a Motion to Stay Enforcement of the Phase I arbitration award, together with a petition for an order to vacate, annul and set aside the award.  That motion is pending.

        There will be a second phase of the arbitration, which will include claims which existed on or after
        September 29, 2003.  The final amount of the claims of both parties have not been submitted.  Discovery has started, but no hearings have been held.

        Management has made an estimate of the anticipated total cost recovery on this project and it is included in revenue recorded to date. To the extent new facts become known or the final cost recovery included in the claim settlement varies from this estimate, the impact of the change will be reflected in the financial statements at that time.

Item 1A.  Risk Factors

        Information regarding risk factors affecting the Company's business are discussed in the Company's Annual
        Report on Form 10-K for the year ended December 31, 2005.  There have been no material changes from those risk factors during 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     None

(b)     Not applicable

(c)     Not applicable

Item 3. Defaults Upon Senior Securities

(a)     None

Part II. - Other Information (continued)

(b)     In accordance with the covenants of certain prior credit agreements, the Company was required to suspend the payment of quarterly dividends on its $21.25 Convertible Exchangeable Preferred Stock
        ("$21.25 Preferred Stock") until certain financial criteria were met.  Although the financial criteria were satisfied as of December 31, 2000, the Company has not paid dividends on the $21.25
        Preferred Stock since 1995.  As of March 31, 2006, the aggregate amount of dividends in arrears is approximately $4.1 million, which represents approximately $223.13 per share of $21.25
        Preferred Stock or approximately $22.31 per Depositary Share.  While these dividends have not been declared or paid, they have been fully accrued in accordance with the "cumulative" feature of the
        $21.25 Preferred Stock.  On April 13, 2006, we announced that we intend to redeem all remaining outstanding Depositary Shares on May 17, 2006.  See Item 2.  "Management's Discussion and
        Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources -
        Dividends."

Item 4. Submission of Matters to a Vote of Security Holders

(a)     None

(b)     Not applicable

(c)     Not applicable

(d)     Not applicable

Item 5. Other Information

(a)     None

(b)     None

Item 6. Exhibits

Exhibit 10.1      Amendment No. 9 dated as of March 15, 2006 to the Management Agreement by and among the Company,
                  Ronald N. Tutor and Tutor-Saliba Corporation - filed herewith.

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

                                                                                                Perini Corporation
                                                                                                Registrant

Date: May 5, 2006                                                                /s/Michael E. Ciskey
                                                                                                Michael E. Ciskey, Vice President and Chief Financial Officer
                                                                                                Duly Authorized Officer and Principal Accounting Officer