Form 10-Q
period 2006-06-30
PERINI CORP
filed 2006-08-09
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of Common Stock, $1.00 par value per share, of registrant outstanding at August 4, 2006 was 26,435,795.

                                          PERINI CORPORATION & SUBSIDIARIES

                                                        INDEX

                                                                                                        Page Number
Part I. -      Financial Information:

               Item 1.    Financial Statements (Unaudited)

                          Consolidated Condensed Balance Sheets -                                            3
                          June 30, 2006 and December 31, 2005

                          Consolidated Condensed Statements of Income -                                      4
                          Three Months and Six Months ended June 30, 2006 and 2005

                          Consolidated Condensed Statement of Stockholders' Equity -                         5
                          Six Months ended June 30, 2006

                          Consolidated Condensed Statements of Cash Flows  -                                 6
                          Six Months ended June 30, 2006 and 2005

                          Notes to Consolidated Condensed Financial Statements                               7 - 16

               Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                          Operations                                                                        17 - 24

               Item 3.    Quantitative and Qualitative Disclosures About Market Risk                         25

               Item 4.    Controls and Procedures                                                            25

Part II. -     Other Information:

               Item 1.     Legal Proceedings                                                                 26

               Item 1A.    Risk Factors                                                                      27

               Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                       27

               Item 3.     Defaults Upon Senior Securities                                                   27

               Item 4.     Submission of Matters to a Vote of Security Holders                               27

               Item 5.     Other Information                                                                 27

               Item 6.     Exhibits                                                                          28

               Signatures                                                                                    29

Part I. – Financial Information

Item 1. Financial Statements (Unaudited)

                                         PERINI CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                                   JUNE 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005
                                                    (In Thousands)

                                          ASSETS                                              JUNE 30,       DEC. 31,
                                                                                                2006           2005
                                                                                            -------------   -----------

Cash and Cash Equivalents (Note 3)                                                             $  88,730     $ 139,848
Accounts Receivable, including retainage                                                         625,068       536,372
Unbilled Work                                                                                     94,814        97,079
Deferred Tax Asset                                                                                 1,188        12,888
Other Current Assets                                                                              20,544        19,703
                                                                                            -------------   -----------
     Total Current Assets                                                                      $ 830,344     $ 805,890
                                                                                            -------------   -----------

Property and Equipment, less Accumulated Depreciation of $29,459 in 2006 and
$25,947 in 2005                                                                                $  76,706     $  72,813
                                                                                            -------------   -----------

Goodwill                                                                                       $  26,268     $  26,706
                                                                                            -------------   -----------

Other Assets                                                                                   $  11,529     $   9,847
                                                                                            -------------   -----------

                                                                                               $ 944,847     $ 915,256
                                                                                            =============   ===========
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Maturities of Long-term Debt                                                           $  16,360     $  16,281
Accounts Payable, including retainage                                                            502,017       467,079
Deferred Contract Revenue                                                                        106,175        83,173
Accrued Expenses                                                                                  43,937        86,022
                                                                                            -------------   -----------
     Total Current Liabilities                                                                 $ 668,489     $ 652,555
                                                                                            -------------   -----------

Long-term Debt, less current maturities included above                                         $  35,633     $  39,969
                                                                                            -------------   -----------

Other Long-term Liabilities                                                                    $  40,405     $  39,557
                                                                                            -------------   -----------

Contingencies and Commitments (Note 5)

Stockholders' Equity:
  Preferred Stock                                                                              $       -    $       19
  Series A Junior Participating Preferred Stock                                                        -             -
  Stock Purchase Warrants                                                                            461           461
  Common Stock                                                                                    26,426        26,038
  Additional Paid-in Capital                                                                     128,683       116,223
  Retained Earnings                                                                               72,201        67,885
                                                                                            -------------   -----------
                                                                                               $ 227,771     $ 210,626
  Accumulated Other Comprehensive Loss                                                           (27,451)      (27,451)
                                                                                            -------------   -----------
     Total Stockholders' Equity                                                                $ 200,320     $ 183,175
                                                                                            -------------   -----------

                                                                                               $ 944,847     $ 915,256
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

                                                 PERINI CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                                  (In Thousands, Except Share Data)

                                                                               THREE MONTHS                        SIX MONTHS
                                                                              ENDED JUNE 30,                     ENDED JUNE 30,
                                                                       ------------------------------     -----------------------------

                                                                           2006            2005               2006            2005
                                                                       -------------   --------------     -------------   -------------

Revenues (Note 9)                                                         $ 712,462        $ 378,384       $ 1,325,225       $ 749,937

Cost of Operations                                                          675,446          353,888         1,255,887         702,769
                                                                       -------------   --------------     -------------   -------------

Gross Profit                                                              $  37,016        $  24,496       $    69,338       $  47,168

General and Administrative Expenses (Note 6)                                 28,543           12,939            46,414          26,272
                                                                       -------------   --------------     -------------   -------------

INCOME FROM CONSTRUCTION OPERATIONS (Note 9)                              $   8,473       $   11,557       $    22,924       $  20,896

Other Income (Expense), Net                                                     250             (411)              673            (496)
Interest Expense                                                               (920)            (299)           (1,867)           (673)
                                                                       -------------   --------------     -------------   -------------

Income before Income Taxes                                                $   7,803       $   10,847       $    21,730       $  19,727

Provision for Income Taxes                                                   (3,242)          (4,387)           (9,079)         (7,717)
                                                                       -------------   --------------     -------------   -------------

NET INCOME                                                                $   4,561       $    6,460       $    12,651       $  12,010
                                                                       =============   ==============     =============   =============

Less:
  Accrued Dividends on $21.25 Preferred Stock (Note 8)                          (68)            (297)             (166)           (594)
  Excess of fair value over carrying value upon redemption
    of $21.25 Preferred Stock (Note 8)                                         (253)               -              (253)              -
                                                                       -------------   --------------     -------------   -------------

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS                              $   4,240       $    6,163       $    12,232       $  11,416
                                                                       =============   ==============     =============   =============

BASIC EARNINGS PER COMMON SHARE (Note 7)                                  $    0.16       $     0.24       $      0.47       $    0.45
                                                                       =============   ==============     =============   =============

DILUTED EARNINGS PER COMMON SHARE (Note 7)                                $    0.16       $     0.24       $      0.46       $    0.44
                                                                       =============   ==============     =============   =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 7):
  BASIC                                                                  26,181,751       25,345,396        26,137,347      25,316,216
  Effect of Dilutive Stock Options, Warrants and Restricted
    Stock Units Outstanding                                                 502,923          624,893           523,136         687,545
                                                                       -------------   --------------     -------------   -------------
  DILUTED                                                                26,684,674       25,970,289        26,660,483      26,003,761
                                                                       -------------   --------------     -------------   -------------

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                                      PERINI CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                                    FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                                                (In Thousands)

                                                                                                                   Accumulated
                                                              Stock                   Additional                      Other
                                               Preferred     Purchase      Common      Paid-in      Retained      Comprehensive
                                                 Stock       Warrants      Stock       Capital      Earnings          Loss             Total
                                              ------------  -----------  -----------  -----------   ----------  ------------------   -----------

Balance - December 31, 2005                       $    19        $ 461      $26,038    $ 116,223     $ 67,885           $ (27,451)    $ 183,175

Net income                                              -            -            -            -       12,651                   -        12,651

Preferred stock dividends accrued                       -            -            -            -         (166)                  -          (166)
($8.98 per share*)

Common Stock options exercised                          -            -          100          392            -                   -           492

Restricted stock compensation expense                   -            -            -        9,190            -                   -         9,190

Issuance of Common Stock, net                           -            -          288         (665)           -                   -          (377)

Redemption of Preferred Stock                         (19)           -            -        3,543       (8,169)                  -        (4,645)

                                              --------------------------------------------------------------------------------------------------
Balance - June 30, 2006                            $    -        $ 461      $26,426    $ 128,683     $ 72,201           $ (27,451)    $ 200,320
                                              ==================================================================================================

*Equivalent to $0.898 per Depositary Share

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                      PERINI CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                                (In Thousands)

                                                                                            SIX MONTHS
                                                                                          ENDED JUNE 30,
                                                                                    ----------------------------
                                                                                       2006            2005
                                                                                    ------------   -------------

Cash Flows from Operating Activities:
  Net income                                                                         $   12,651       $  12,010
  Adjustments to reconcile net income to net cash used by operating activities:
       Depreciation and amortization                                                      5,137           2,798
       Restricted stock compensation expense                                              9,190           2,434
       Income tax benefit from stock options exercised                                        -             321
       Deferred income taxes                                                              9,191           4,768
       Gain on sale of equipment                                                           (364)            (70)
       Loss on land held for sale, net                                                       86               -
       Loss on sale of available-for-sale securities                                          -              51
       Increase in other long-term liabilities                                              848               -
       Other non-cash items, net                                                              5             407
       Cash used by changes in components of working capital other than cash, current maturities of long-term debt, deferred tax asset and
         land held for sale, net                                                        (67,640)        (41,020)
                                                                                    ------------   -------------

    NET CASH USED BY OPERATING ACTIVITIES                                             $ (30,896)      $ (18,301)
                                                                                    ------------   -------------

Cash Flows from Investing Activities:
  Acquisition of Cherry Hill Construction, Inc., net of cash balance acquired         $       -       $ (19,970)
  Acquisition of property and equipment                                                  (8,590)         (6,380)
  Proceeds from sale of property and equipment                                            1,347             926
  Proceeds from land held for sale, net                                                       6               -
  Proceeds from sale of available-for-sale securities                                         -           4,452
  Investment in other investing activities                                                    -             227
                                                                                    ------------   -------------

    NET CASH USED BY INVESTING ACTIVITIES                                             $  (7,237)      $ (20,745)
                                                                                    ------------   -------------

Cash Flows from Financing Activities:
  Proceeds from long-term debt                                                        $   2,599       $   4,870
  Reduction of long-term debt                                                            (6,856)         (7,957)
  Redemption of $21.25 Preferred Stock, including payment of accrued dividends           (8,843)              -
  Proceeds from exercise of common stock options and stock purchase warrants                492             341
  Issuance of common stock                                                                  321             219
  Cash settlement of restricted stock units                                                (698)              -
  Expenditure for stock registration                                                          -            (159)
                                                                                    ------------   -------------

    NET CASH USED BY FINANCING ACTIVITIES                                             $ (12,985)      $  (2,686)
                                                                                    ------------   -------------

Net Decrease in Cash                                                                  $ (51,118)      $ (41,732)
Cash at Beginning of Year                                                               139,848         136,305
                                                                                    ------------   -------------

Cash at End of Period                                                                 $  88,730       $  94,573
                                                                                    ============   =============

Supplemental Disclosure of Cash Paid During the Period For:
  Interest                                                                            $   2,004       $     674
                                                                                    ============   =============
  Income taxes                                                                        $     525       $     823
                                                                                    ============   =============

Supplemental Disclosure of Noncash Transactions:
  Common stock issued for services                                                    $   7,396       $   1,472
                                                                                    ============   =============
  Preferred stock dividends accrued but not paid                                      $       -       $     594
                                                                                    ============   =============

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation

The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005. In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2006 and December 31, 2005, results of operations for the three months and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. The results of operations for the six months ended June 30, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006 because, among other reasons, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

(2) Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note (1) to such financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company has made no significant change in these policies during 2006 except as described in Note 6 – Stock-Based Compensation regarding the required adoption of SFAS No. 123(R), “Share-Based Payment”.

In June 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to adopt FIN 48 as of January 1, 2007 and is in the process of determining the impact, if any, the adoption of FIN 48 will have on its consolidated financial statements and related disclosures.

(3) Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

Cash and cash equivalents as reported in the accompanying Consolidated Condensed Balance Sheets consist of amounts held by the Company that are available for general corporate purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses. Joint Venture cash and cash equivalents are not restricted to specific uses within those entities; however, the terms of the joint venture agreements limit the Company’s ability to distribute those funds and use them for corporate purposes. Cash held by construction joint ventures is distributed from time to time to the Company and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by the Company from its construction joint ventures are then available for general corporate purposes. At June 30, 2006 and December 31, 2005, cash and cash equivalents consisted of the following (in thousands):

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(3) Cash and Cash Equivalents (continued)

                                                               June 30,           Dec. 31,
                                                                 2006               2005
                                                            ---------------    ---------------

Corporate cash and cash equivalents (available
  for general corporate purposes)                            $    47,997        $    99,747

Company's share of joint venture cash and
  cash equivalents (available only for joint venture
  purposes, including future distributions)                       40,733             40,101
                                                            ---------------    ---------------
                                                             $    88,730        $   139,848
                                                            ===============    ===============

(4) Acquisition of Rudolph and Sletten, Inc.

In October 2005, the Company completed the acquisition of 100% of the outstanding capital stock of Rudolph and Sletten, Inc. ("Rudolph & Sletten"), a privately held construction and construction management company based in Redwood City, California, and covering the major California construction markets of Los Angeles, Silicon Valley, San Francisco and Sacramento. The transaction was accounted for using the purchase method of accounting as required by SFAS No. 141, "Business Combinations" including the allocation of the purchase price to the tangible and intangible assets of Rudolph & Sletten which has been finalized.

Since the acquisition was effective as of October 3, 2005, the Company's actual 2006 year to date results include Rudolph & Sletten for the total period. Therefore, the following pro forma financial information is only presented for the comparative three month and six month periods ended June 30, 2005 to show the pro forma results of operations as if Rudolph & Sletten had been acquired effective January 1, 2005 (in thousands, except per share data):

                                                Three Months Ended                 Six Months Ended
                                                   June 30, 2005                    June 30, 2005
                                           -----------------------------    --------------------------------
                                               Actual        Pro forma           Actual         Pro forma
                                           -------------   -------------    ---------------  ---------------

Revenues                                       $378,384       $ 533,000          $ 749,937       $1,059,169
Gross profit                                   $ 24,496       $  33,385          $  47,168       $   64,946
Net income                                     $  6,460       $   7,302          $  12,010       $   13,694

Basic earnings per common share                $   0.24       $    0.28          $    0.45       $     0.52
Diluted earnings per common share              $   0.24       $    0.27          $    0.44       $     0.50
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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(5) Contingencies and Commitments

(a) Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter
During 1995, a joint venture, Tutor-Saliba-Perini, or the Joint Venture, in which Perini Corporation, or Perini, is the 40% minority partner and Tutor-Saliba Corporation, or Tutor-Saliba, of Sylmar, California is the 60% managing partner, filed a complaint in the Superior Court of the State of California for the County of Los Angeles against the Los Angeles County Metropolitan Transportation Authority, or LAMTA, seeking to recover costs for extra work required by LAMTA in connection with the construction of certain tunnel and station projects. In February 1999, LAMTA countered with civil claims under the California False Claims Act against the Joint Venture, Tutor-Saliba and Perini jointly and severally (together, TSP). Ronald N. Tutor, the Chairman and Chief Executive Officer of Perini since March 2000, is also the chief executive officer and the sole stockholder of Tutor-Saliba.

Claims concerning the construction of LAMTA projects were tried in 2001. During the trial, based on the Joint Venture's alleged failure to comply with the Court's discovery orders, the Judge issued terminating sanctions that resulted in a substantial judgment against TSP.

TSP appealed and, on January 25, 2005, the State of California Court of Appeal reversed the trial court's entire judgment and found that the trial court judge had abused his discretion and had violated TSP's due process rights, and had imposed impermissibly overbroad terminating sanctions. The Court of Appeal also directed the trial court to dismiss LAMTA's claims that TSP had violated the Unfair Competition Law ("UCL") because LAMTA lacked standing to bring such a claim, and remanded the Joint Venture's claims against LAMTA for extra work required by LAMTA and LAMTA's counterclaim under the California False Claims Act against TSP to the trial court for further proceedings, including a new trial. LAMTA petitioned the Court of Appeal for rehearing and the California Supreme Court for review. Both petitions were denied and the case was remanded and has been reassigned for a new trial.

In 2006, LAMTA sought to amend its cross-complaint to expand on existing causes of action, to add statutory causes of action, and to add the District Attorney as a party in order to have a plaintiff with standing to assert a UCL claim. The Court ruled that the UCL claim may be added; all other proposed MTA amendments and additions were denied. The Court ordered bifurcated proceedings in an attempt to address the case on a piecemeal basis in the hope that the parties will settle short of a trial on the entire case. The Court also asked the parties to mediate on a contemporaneous track.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(5) Contingencies and Commitments (continued)

(b) Redondo/Perini Joint Venture vs. Siemens Transportation Matter (continued)
On March 19, 2002, Redondo filed a petition for reorganization under Chapter 11 in U.S. Bankruptcy Court for the District of Puerto Rico. On December 23, 2002, RPJV filed an arbitration demand against STP seeking the recovery of additional costs related to design changes and the late completion of the design. On January 31, 2003, STP filed a counter-demand against RPJV seeking the recovery of damages allegedly related to defects in design and construction and the late completion of RPJV's work along with the repayment for alleged advances previously paid to RPJV.

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

There will be a second phase of the arbitration, which will include claims which existed on or after September 29, 2003. The parties exchanged statements of claim on July 24, 2006. RPJV's claim is $23,183,341, plus interest. STP's claim is $17,500,000. Discovery has started, but no hearings have been held. Hearings are scheduled to start in March 2007.

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

Certain of PKC's claims have been presented to a Disputes Review Board, or the DRB, which consists of three construction experts chosen by the parties. To date, the DRB has ruled on a binding basis that PKC is entitled to additional compensation for its contract time delay claim in the amount of $17.4 million. On March 20, 2002, the Superior Court of the Commonwealth of Massachusetts approved PKC's request to confirm the DRB's $17.4 million award. The MHD appealed the Superior Court decision to the Appeals Court of the Commonwealth of Massachusetts which affirmed the Superior Court's confirmation of the DRB's award on May 30, 2006.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(5) Contingencies and Commitments (continued)

(c) Perini/Kiewit/Cashman Joint Venture-Central Artery/Tunnel Project Matter (continued)
The DRB has also ruled on a binding basis that PKC is entitled to four additional compensation awards, less credits, totaling $39.8 million for impacts and efficiencies caused by MHD to certain of PKC's work. MHD has filed actions in the Massachusetts Superior Court seeking to vacate these awards, and PKC has answered, seeking to confirm them. The third and fourth actions have not yet been heard. The Superior Court has confirmed the first two of those awards.

Under the Dispute Resolution Rules of the contract, either party may periodically terminate the services of some or all of the DRB members, provided that members who are removed under this provision will remain on the DRB through the completion of any then pending claims. The MHD removed the "Second DRB" members and the "Third DRB" members have been agreed upon and have begun hearing claims. The remaining claims to be decided by the Third DRB on a binding basis have an anticipated value of approximately $104 million (exclusive of interest). MHD disputes that the remaining claims before the Third DRB may be decided on a binding basis. Hearings are scheduled before the Third DRB throughout the remainder of 2006 and into early 2007.

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

(d) Investigation by U.S. Attorney for Eastern District of New York
In 2001, the Company received a grand jury subpoena for documents in connection with an investigation by the U.S. Attorney's Office for the Eastern District of New York. The Company's understanding is that the investigation concerns contracting with disadvantaged, minority, and women-owned businesses in the New York City area construction industry. The Company has cooperated with the U. S. Attorney's Office in the investigation and produced documents pursuant to the subpoena in 2001 and 2002. Beginning in 2001 and on several subsequent occasions, the U.S. Attorney's Office confirmed that neither the Company nor any of its officers or employees was a subject or a target of the investigation. On May 29, 2006, the Company's counsel was advised by the U.S. Attorney's Office that it was reevaluating the Company's status in the investigation. On August 2, 2006, the Company received another subpoena for documents. The Company is continuing to cooperate in the investigation. It is possible the U.S. Attorney's Office could name the Company a subject of the investigation in the future. The Company is unable to evaluate the potential impact, if any, of the investigation at this time.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(6) Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)") using the modified prospective application method and, accordingly, prior period amounts have not been restated. SFAS No. 123(R) establishes the accounting treatment for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation is measured at the grant date based on the calculated fair value of the award. The compensation expense is recognized over the employees' requisite service period, generally the vesting period of the award. SFAS No. 123(R) also requires the related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, to be reflected, when realized, in the statement of cash flows as a financing activity rather than an operating activity. However, since the Company is in a taxable loss position at June 30, 2006, the excess tax benefits were not realized. Excess tax benefits will be recorded when (i) a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes, and (ii) the deduction actually produces a cash benefit.

In November 2005, the Financial Accounting Standards Board issued its Staff Position No. 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards" ("FSP 123(R)-3"). The Company has elected to adopt the alternative transition method provided in FSP 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool ("APIC Pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and the Consolidated Condensed Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

From January 1, 2004 through December 31, 2005, the Company accounted for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". Therefore, the adoption of the provisions of SFAS No. 123(R) did not have a significant impact on the Company's financial position or results of operations.

In May 2004, the Company's stockholders approved the adoption of the 2004 Stock Option and Incentive Plan which provided that up to 1,000,000 shares of the Company's common stock would be available for the granting of stock-based compensation awards to key executives, employees and directors of the Company. In May 2006, the Company's stockholders approved an amendment to the plan that increased the number of shares of the Company's common stock available for issuance thereunder from 1,000,000 shares to 3,000,000 shares.

The plan allows these stock-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, deferred stock awards and dividend equivalent rights. In 2004, 300,000 restricted stock units were granted under the plan with a grant date fair value of $4.7 million. As of June 30, 2006, all of these restricted stock units were vested and 300,000 shares of the Company's common stock have been issued. For the six months ended June 30, 2006 and 2005, the Company recognized compensation expense of $0.6 million and $2.4 million, respectively, related to these awards and these amounts are included as a component of "General and Administrative Expenses" in the Consolidated Condensed Statements of Income.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(6) Stock-Based Compensation (continued)

On April 5, 2006, the Company's Board of Directors approved the grant of 1,265,000 restricted stock units to certain of its executive officers and employees under the 2004 Stock Option and Incentive Plan. 150,000 restricted stock units vested on June 30, 2006. The remaining restricted stock units generally vest equally on December 31 of 2007, 2008 and 2009. 715,000 of the restricted stock units granted (including the 150,000 restricted stock units that vested on June 30, 2006) are subject only to satisfaction of service requirements; the remaining 550,000 restricted stock units granted are subject to satisfaction of both service requirements and achievement of certain pre-established pretax income performance criteria. Upon vesting, each restricted stock unit will be exchanged for one share of the Company's common stock. The grant date fair value of these restricted stock units is $39.9 million based on the closing price of the Company's common stock on April 5, 2006. For both the six month and three month periods ended June 30, 2006, the Company recognized compensation expense of $8.6 million related to these awards and this amount is included as a component of "General and Administrative Expenses" in the Consolidated Condensed Statements of Income. Accordingly, at June 30, 2006, there was $31.3 million of unrecognized compensation cost related to the non-vested restricted stock units outstanding. That cost is expected to be recognized over a weighted average period of 2.8 years.

A summary of stock-based compensation awards related to the restricted stock units outstanding under the Company's 2004 Stock Option and Incentive Plan for the six months ended June 30, 2006 is as follows:

                                                                 Weighted Average             Shares
                                              Number                Grant Date               Available
                                            of Shares               Fair Value               to Grant
                                          ---------------    -------------------------    ----------------

Outstanding at January 1, 2006                150,000                 $15.62                    700,000
     Approved Plan Amendment                        -                    -                    2,000,000
     Granted                                1,265,000                 $31.55                 (1,265,000)
     Vested and Issued                       (300,000)                $23.58                      -
                                          ---------------                                 ----------------
Outstanding at June 30, 2006                1,115,000                 $31.55                  1,435,000
                                          ===============                                 ================
The aggregate intrinsic value of the restricted stock units outstanding at June 30, 2006 is approximately $25.1 million.

In May 2000, the Company's stockholders approved the adoption of the Special Equity Incentive Plan which provides that up to 3,000,000 shares of the Company's common stock will be available for the granting of nonqualified stock options to key executives, employees and directors of the Company. Options are granted at not less than the fair market value on the date of grant, as defined. Options generally expire 10 years from the date of grant. Options outstanding under the Special Equity Incentive Plan are generally exercisable in three equal annual installments, on the date of grant and on the first and second anniversary of the date of grant. As of June 30, 2006, all of the options outstanding were exercisable. A summary of stock option activity related to the Company's Special Equity Incentive Plan is as follows:

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(6) Stock-Based Compensation (continued)

                                                                       Exercise Price Per Share
                                                                   ---------------------------------         Shares
                                                    Number                               Weighted           Available
                                                  of Shares             Range            Average            to Grant
                                                ---------------    ----------------    -------------    ------------------

        Outstanding at January 1, 2006            454,000          $3.13 -$4.50           $4.42             195,634
            Exercised                             (90,000)         $4.50                  $4.50                -
                                                ---------------                                         ------------------
        Outstanding at June 30, 2006              364,000          $3.13 -$4.50           $4.41             195,634
                                                ===============                                         ==================
Shares of the Company's authorized but unissued common stock have been reserved for issuance to employees under its 1982 Stock Option Plan. Although the provisions of the 1982 Stock Option Plan expired during 2002, the Company still has 5,000 shares of authorized but unissued common stock reserved for issuance under the Plan applicable to the remaining outstanding options. As of June 30, 2006, all of the 5,000 options outstanding were exercisable at an exercise price of $5.29 per share.

Options outstanding at June 30, 2006 under the aforementioned plans and related weighted average price and life information follows:

                                                                                        Weighted
                                                                                         Average          Aggregate
            Remaining             Grant             Options            Options          Exercise          Intrinsic
          Life (Years)            Date            Outstanding        Exercisable          Price             Value
        ------------------    --------------    ----------------    ---------------    ------------    -----------------

                1                12/10/1998               5,000              5,000        $5.29            $     86,063
                4                 3/29/2000             271,500            271,500        $4.50               4,887,000
                4                 5/25/2000              45,000             45,000        $3.74                 844,375
                4                 9/12/2000              47,500             47,500        $4.50                 855,000
                                                ----------------    ---------------                    -----------------
             Totals                                     369,000            369,000        $4.42            $  6,672,438
                                                ================    ===============                    =================

(7) Earnings per Common Share

Basic earnings per common share was computed by dividing net income less the sum of (i) dividends accrued on the $21.25 Preferred Stock and (ii) the excess of the fair value of the consideration given over the carrying value upon redemption of the $21.25 Preferred Stock during the period (see Note 8) by the weighted average number of common shares outstanding. Diluted earnings per common share was similarly computed after giving consideration to the dilutive effect of stock options, warrants and restricted stock units outstanding on the weighted average number of common shares outstanding.

There were no options or stock purchase warrants whose exercise price exceeded the average market price of the Common Stock at June 30, 2006 and 2005. The effect of the assumed conversion of the Company's outstanding $21.25 Preferred Stock into Common Stock was antidilutive for all periods presented.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(8) Dividends

(a) Common Stock
There were no cash dividends declared or paid on the Company's outstanding Common Stock during the periods presented in the consolidated condensed financial statements included herein.

(b) $21.25 Preferred Stock
The Company redeemed all remaining outstanding Depositary Shares on May 17, 2006, in accordance with the terms of the $21.25 Preferred Stock, at a price of $25.00 per share plus accrued and unpaid dividends to that date, for an aggregate amount of approximately $8.8 million.

(9) Business Segments

The following tables set forth certain business segment information relating to the Company's operations for the six month and three month periods ended June 30, 2006 and 2005 (in thousands):

Six months ended June 30, 2006
                                                            Reportable Segments
                                         -----------------------------------------------------------
                                                                        Management                                        Consolidated
                                           Building       Civil          Services         Totals         Corporate           Total
                                         -------------  -----------   ---------------  -------------    ------------     ---------------

Revenues                                  $ 1,070,372    $ 142,335       $ 112,518      $ 1,325,225        $      -         $ 1,325,225
Income from Construction Operations       $    23,945    $   6,149       $   6,644      $    36,738        $(13,814) *      $    22,924
Assets                                    $   568,678    $ 277,300       $  38,105      $   884,083        $ 60,764  **     $   944,847

Six months ended June 30, 2005
                                                            Reportable Segments
                                         -----------------------------------------------------------
                                                                        Management                                        Consolidated
                                           Building       Civil          Services         Totals         Corporate           Total
                                         -------------  -----------   ---------------  -------------    ------------     ---------------

Revenues                                  $   472,439    $ 114,096       $ 163,402      $   749,937        $      -         $   749,937
Income from Construction Operations       $    10,934    $   4,393       $  12,143      $    27,470        $ (6,574) *      $    20,896
Assets                                    $   240,785    $ 272,453       $  49,318      $   562,556        $ 56,870  **     $   619,426

Three months ended June 30, 2006
                                                            Reportable Segments
                                         -----------------------------------------------------------
                                                                        Management                                        Consolidated
                                           Building       Civil          Services         Totals         Corporate           Total
                                         -------------  -----------   ---------------  -------------    ------------     ---------------

Revenues                                  $   586,650    $  71,601      $  54,211       $   712,462        $      -         $   712,462
Income from Construction Operations       $    14,632    $   1,775      $   3,246       $    19,653        $(11,180) *      $     8,473

Three months ended June 30, 2005
                                                            Reportable Segments
                                         -----------------------------------------------------------
                                                                        Management                                        Consolidated
                                           Building       Civil          Services         Totals         Corporate           Total
                                         -------------  -----------   ---------------  -------------    ------------     ---------------

Revenues                                  $   231,467    $  63,379      $  83,538       $   378,384        $      -         $   378,384
Income from Construction Operations       $     6,210    $   2,912      $   5,552       $    14,674        $ (3,117) *      $    11,557

*    In all periods, consists of corporate general and administrative expenses.

** In all periods, corporate assets consist principally of cash and cash equivalents, net deferred tax asset, land held for sale and other investments available for general corporate purposes.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(10) Employee Pension Plans

The Company has a defined benefit pension plan that covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The Company also has an unfunded supplemental retirement plan for certain employees whose benefits under the defined benefit plan are reduced because of compensation limitations under federal tax laws. Effective June 1, 2004, all benefit accruals under the Company’s pension plan were frozen; however, the current vested benefit will be preserved. In accordance with SFAS No. 132R, “Employers’ Disclosures About Pensions and Other Post-Retirement Benefits”, the pension disclosure presented below includes aggregated amounts for both of the Company’s plans. The following table sets forth the net pension cost by component for the three month and six month periods ended June 30, 2006 and 2005 (in thousands):

                                                             Three Months                Six Months
                                                            Ended June 30,             Ended June 30,
                                                       -------------------------  --------------------------
                                                          2006          2005         2006           2005
                                                       ----------   ------------  ----------    ------------

Interest cost on projected benefit obligation            $ 1,075        $ 1,071     $ 2,150         $ 2,142
Expected return on plan assets                            (1,090)          (962)     (2,179)         (1,924)
Recognized actuarial loss                                    555            445       1,109             890
                                                       ----------   ------------  ----------    ------------

Net Pension Cost                                         $   540        $   554     $ 1,080         $ 1,108
                                                       ==========   ============  ==========    ============
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

Significant Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Our critical accounting policies are also identified and discussed in Item 7 of said Annual Report on Form 10-K. We have made no significant change in these policies during 2006 except as described below.

Adoption of SFAS No. 123(R), "Share-Based Payment"

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)") using the modified prospective application method and, accordingly, prior period amounts have not been restated. SFAS No. 123(R) establishes the accounting treatment for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation is measured at the grant date based on the calculated fair value of the award. The compensation expense is recognized over the employees' requisite service period, generally the vesting period of the award. SFAS No. 123(R) also requires the related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, to be reflected, when realized, in the statement of cash flows as a financing activity rather than an operating activity. However, since we are in a taxable loss position at June 30, 2006, the excess tax benefits were not realized. Excess tax benefits will be recorded when (i) a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes, and (ii) the deduction actually produces a cash benefit.

In November 2005, the Financial Accounting Standards Board issued its Staff Position No. 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards" ("FSP 123(R)-3"). We have elected to adopt the alternative transition method provided in FSP 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool ("APIC Pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and the Consolidated Condensed Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

From January 1, 2004 through December 31, 2005, we accounted for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". Therefore, the adoption of the provisions of SFAS No. 123(R) did not have a significant impact on our financial position or results of operations.

New Accounting Standard

In June 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are required to adopt FIN 48 as of January 1, 2007 and we are in the process of determining the impact, if any, the adoption of FIN 48 will have on our consolidated financial statements and related disclosures.

Recent Developments

Redemption of Preferred Stock

On May 17, 2006, we redeemed all remaining outstanding Depositary Shares at a price of $25.00 per share plus accrued and unpaid dividends to that date, for an aggregate amount of approximately $8.8 million. As a result of the redemption, the holders of Depositary Shares were not eligible to elect directors at our 2006 Annual Meeting of Stockholders.

Grant of Restricted Stock Units

On April 5, 2006, our Board of Directors approved the grant of 1,265,000 restricted stock units to certain of our executive officers and employees under our 2004 Stock Option and Incentive Plan. 150,000 of the restricted stock units granted vested on June 30, 2006. The remaining restricted stock units generally vest equally on December 31 of 2007, 2008 and 2009. 715,000 of the restricted stock units granted (including the 150,000 restricted stock units that vested on June 30, 2006) are subject only to satisfaction of service requirements; the remaining 550,000 restricted stock units granted are subject to satisfaction of both service requirements and achievement of certain pre-established pretax income performance criteria. Upon vesting, each restricted stock unit will be exchanged for one share of our common stock. We are accounting for these grants of restricted stock units in accordance with SFAS No. 123(R), "Share-Based Payment", beginning in the second quarter of 2006. The grant date fair value of each of these restricted stock units is $31.55, the closing price of our common stock on April 5, 2006. We recognized an $8.6 million pretax charge in the second quarter of 2006 for compensation cost related to these restricted stock units. The financial impact of the future recognition of compensation cost related to these restricted stock units is expected to be material to our results of operations for 2006 through 2009. Absent significant forfeitures in the future, we estimate that $31.3 million of compensation cost related to these restricted stock units will be recognized over a weighted average period of 2.8 years.

Record Backlog of $9.0 Billion

Our backlog of uncompleted construction work at June 30, 2006 reached an all-time record of $9.0 billion, a 14% increase from our previous all-time record backlog of $7.9 billion as of December 31, 2005. The June 30, 2006 backlog includes new contract awards added during the second quarter of 2006 totaling $1.8 billion, including the addition of a total of approximately $1.1 billion of additional work at the MGM Project CityCenter and The Cosmopolitan Resort and Casino in Las Vegas. In addition, we added to backlog during the second quarter of 2006 $179 million of school construction work in Florida, $37 million in new task orders for work in Iraq, and approximately $400 million of various new awards at Rudolph and Sletten, most notably the $296 million El Camino Hospital in Mountain View, California.

                                Backlog at              New Business           Revenue           Backlog at
                             December 31, 2005            Awarded            Recognized         June 30, 2006
                             -----------------        -----------------     --------------     ----------------
                                                                 (In millions)
Building                       $ 7,180.4                 $ 2,365.7            $ (1,070.4)           $ 8,475.7
Civil                              423.0                      13.1                (142.3)               293.8
Management Services                294.4                      58.8                (112.5)               240.7
                           ----------------------     -----------------     --------------     ----------------
Total                          $ 7,897.8                 $ 2,437.6            $ (1,325.2)           $ 9,010.2
                           ======================     =================     ==============     ================

Results of Operations

Comparison of the Six Months Ended June 30, 2006 with the Six Months Ended June 30, 2005

Revenues increased by $575.3 million, gross profit increased by $22.2 million, income from construction operations increased by $3.6 million, and net income increased by $0.7 million (or 5.8%) in 2006. These increases primarily reflect the addition of Rudolph & Sletten, which we acquired in October 2005. The operating results for the six months ended June 30, 2006 were negatively impacted by an $8.6 million charge (or $0.20 per diluted share) related to stock-based compensation expense resulting from restricted stock units granted in April 2006, and the write-off of $1.5 million of expenses associated with our decision not to proceed with our debt offering in May 2006. Basic earnings per common share were $0.47 for the six months ended June 30, 2006, compared to $0.45 for the six months ended June 30, 2005. Diluted earnings per common share were $0.46 for the six months ended June 30, 2006, compared to $0.44 for the six months ended June 30, 2005.

                                       Revenues for the
                                   Six Months Ended June 30,
                             --------------------------------------    Increase             %
                                   2006                2005           (Decrease)          Change
                             -----------------   ------------------  --------------    -------------
                                                   (In millions)

Building                          $ 1,070.4            $ 472.4          $ 598.0           126.6%
Civil                                 142.3              114.1             28.2            24.7%
Management Services                   112.5              163.4            (50.9)          (31.2)%
                             -----------------   ------------------  --------------
Total                             $ 1,325.2            $ 749.9          $ 575.3            76.7%
                             =================   ==================  ==============

Overall revenues increased by $575.3 million (or 76.7%), from $749.9 million in 2005 to $1,325.2 million in 2006. This increase was due primarily to an increase in building construction revenues of $598.0 million (or 126.6%), from $472.4 million in 2005 to $1,070.4 million in 2006, due to the addition of Rudolph & Sletten, and to an increased volume of work in the hospitality and gaming market as a result of the significant new contract awards received in the latter half of 2005. Without the addition of Rudolph & Sletten, building construction revenues would have increased by $222.2 million (or 47.0%) in 2006. Civil construction revenues increased by $28.2 million (or 24.7%), from $114.1 million in 2005 to $142.3 million in 2006, due primarily to the higher backlog of civil construction work entering 2006 compared to 2005. Partly offsetting these increases was a decrease in management services revenues of $50.9 million (or 31.2%), from $163.4 million in 2005 to $112.5 million in 2006, due primarily to a decreased volume of work in Afghanistan.

                                    Income from Construction
                                       Operations for the
                                    Six Months Ended June 30,            Increase
                               -----------------------------------      (Decrease)           %
                                   2006                 2005            In Income         Change
                               --------------      ---------------    --------------   -------------
                                                    (In millions)

Building                            $ 23.9              $ 10.9            $ 13.0          119.3%
Civil                                  6.2                 4.4               1.8           40.9%
Management Services                    6.6                12.2              (5.6)         (45.9)%
                               --------------      ---------------    --------------
Subtotal                            $ 36.7              $ 27.5             $ 9.2           33.5%

Less:  Corporate                     (13.8)               (6.6)             (7.2)        (109.1)%
                               --------------      ---------------    --------------
Total                               $ 22.9              $ 20.9             $ 2.0            9.6%
                               ==============      ===============    ==============

Income from construction operations (excluding corporate) increased by $9.2 million (or 33.5%), from $27.5 million in 2005 to $36.7 million in 2006. Building construction income from operations increased by $13.0 million (or 119.3%), from $10.9 million in 2005 to $23.9 million in 2006, due primarily to the increased revenues discussed above. Without the addition of Rudolph & Sletten, building construction income from operations would have increased by $5.4 million (or 49.5%) due primarily to the increased volume of work in the hospitality and gaming market as a result of the significant new contract awards received in the latter half of 2005. Building construction income from operations was negatively impacted by a $1.3 million charge related to stock-based compensation expense resulting from certain restricted stock units granted in April 2006. Civil construction income from operations increased by $1.8 million (or 40.9%), from $4.4 million in 2005 to $6.2 million in 2006, due primarily to the increase in revenues discussed above, as well as an improved profit margin at Perini Civil. Civil construction income from operations was negatively impacted by a $0.5 million charge related to stock-based compensation expense resulting from certain restricted stock units granted in April 2006. Management services income from operations decreased by $5.6 million (or 45.9%), from $12.2 million in 2005 to $6.6 million in 2006, due primarily to the decrease in revenues discussed above. In addition, management services experienced a decrease in gross profit margin in 2006, largely due to profit adjustments recognized upon the completion and close-out various overseas projects in 2005 and 2006. Overall income from construction operations was negatively impacted by a $7.2 million increase in corporate general and administrative expenses, from $6.6 million in 2005 to $13.8 million in 2006, due primarily to a $5.5 million net increase in corporate stock-based compensation expense resulting from the amortization of certain restricted stock units granted in April 2006 and December 2004, as well as the write-off of approximately $1.5 million of expenses related to our decision not to proceed with our debt offering in the second quarter of 2006.

Other income (expense) increased by $1.2 million, from an expense of $0.5 million in 2005 to income of $0.7 million in 2006, due primarily to an increase in interest income as a result of an increase in cash available for short-term investment due largely to the cash and investments obtained in the acquisition of Rudolph & Sletten.

Interest expense increased by $1.1 million, from $0.7 million in 2005 to $1.8 million in 2006, due primarily to increased borrowings related to the $30 million term loan received as part of the credit agreement in October 2005, which we used to refinance a portion of the purchase price for the Rudolph & Sletten acquisition.

The provision for income taxes increased by $1.4 million, from $7.7 million in 2005 to $9.1 million in 2006, due primarily to the increase in pretax income in 2006. The effective tax rate for 2006 of 41.8% exceeds the effective tax rate of 39.1% for 2005 due primarily to the estimated impact of certain executive officer compensation not deductible for tax purposes.

Comparison of the Second Quarter of 2006 with the Second Quarter of 2005

Revenues increased by $334.1 million and gross profit increased by $12.5 million, due primarily to the addition of Rudolph & Sletten, which we acquired in October 2005, and to an increased volume of work in the hospitality and gaming market as a result of the significant new contract awards received in the latter half of 2005. Income from construction operations decreased by $3.1 million, and net income decreased by $1.9 million (or 29.2%) in 2006. These decreases primarily reflect the impact of an $8.6 million charge related to stock-based compensation expense resulting from certain restricted stock units granted in April 2006, and the write-off of $1.5 million of expenses associated with our decision not to proceed with our debt offering in May 2006. Basic earnings per common share were $0.16 for the second quarter of 2006, compared to $0.24 for the second quarter of 2005. Diluted earnings per common share were $0.16 for the second quarter of 2006, compared to $0.24 for the second quarter of 2005.

                                      Revenues for the
                                 Three Months Ended June 30,
                            --------------------------------------      Increase          %
                                2006                   2005            (Decrease)       Change
                            --------------        ----------------   ---------------  -----------
                                                (In millions)

Building                       $ 586.7                $ 231.5           $ 355.2         153.4%
Civil                             71.6                   63.4               8.2          12.9%
Management Services               54.2                   83.5             (29.3)        (35.1)%
                            --------------        ----------------   -------------
Total                          $ 712.5                $ 378.4           $ 334.1          88.3%
                            ==============        ================   =============

Overall revenues increased by $334.1 million (or 88.3%), from $378.4 million in 2005 to $712.5 million in 2006. This increase was due primarily to an increase in building construction revenues of $355.2 million (or 153.4%), from $231.5 million in 2005 to $586.7 million in 2006, due to the addition of Rudolph & Sletten, and to an increased volume of work in the hospitality and gaming market as a result of the significant new contract awards received in the latter half of 2005. Without the addition of Rudolph & Sletten, building construction revenues would have increased by $154.5 million (or 66.7%) in 2006. Civil construction revenues increased by $8.2 million (or 12.9%), from $63.4 million in 2005 to $71.6 million in 2006, due primarily to the higher backlog of civil construction work entering 2006 compared to 2005. Partly offsetting these increases was a decrease in management services revenues of $29.3 million (or 35.1%), from $83.5 million in 2005 to $54.2 million in 2006, due primarily to a decreased volume of work in Afghanistan.

                                      Income from Construction
                                         Operations for the
                                     Three Months Ended June 30,             Increase
                                --------------------------------------      (Decrease)           %
                                      2006                 2005             In Income          Change
                                -----------------    -----------------    ---------------   -------------
                                                     (In millions)

Building                             $ 14.6               $  6.2             $  8.4            135.5%
Civil                                   1.8                  2.9               (1.1)           (37.9)%
Management Services                     3.3                  5.6               (2.3)           (41.1)%
                                -----------------    -----------------    ---------------
Subtotal                             $ 19.7               $ 14.7             $  5.0             34.0%

Less:  Corporate                      (11.2)                (3.1)              (8.1)          (261.3)%
                                -----------------    -----------------    ---------------
Total                                $  8.5               $ 11.6             $ (3.1)           (26.7)%
                                =================    =================    ===============

Income from construction operations (excluding corporate) increased by $5.0 million (or 34.0%), from $14.7 million in 2005 to $19.7 million in 2006. Building construction income from operations increased by $8.4 million

(or 135.5%), from $6.2 million in 2005 to $14.6 million in 2006, due primarily to the increased revenues discussed above. Without the addition of Rudolph & Sletten, building construction income from operations would have increased by $3.5 million (or 56.5%) due primarily to the increased volume of work in the hospitality and gaming market as a result of the significant new contract awards received in the latter half of 2005. Building construction income from operations was negatively impacted by a $1.3 million charge related to stock-based compensation expense resulting from certain restricted stock units granted in April 2006. Although civil construction revenues increased as discussed above, civil construction income from operations decreased by $1.1 million (or 37.9%), from $2.9 million in 2005 to $1.8 million in 2006, due primarily to downward profit adjustments on several projects in the mid-Atlantic and southeast regions. In addition, civil construction income from operations was negatively impacted by a $0.5 million charge related to stock-based compensation expense resulting from certain restricted stock units granted in April 2006. Management services income from operations decreased by $2.3 million (or 41.1%), from $5.6 million in 2005 to $3.3 million in 2006, due primarily to the decrease in revenues discussed above. Overall income from construction operations was negatively impacted by an $8.1 million increase in corporate general and administrative expenses, from $3.1 million in 2005 to $11.2 million in 2006, due primarily to a $6.1 million net increase in corporate stock-based compensation expense resulting from the amortization of certain restricted stock awards granted in April 2006 and December 2004, as well as the write-off of approximately $1.5 million of expenses related to our decision not to proceed with our debt offering in the second quarter of 2006.

Other income (expense) increased by $0.7 million, from an expense of $0.4 million in 2005 to income of $0.3 million in 2006, due primarily to an increase in interest income as a result of an increase in cash available for short-term investment due largely to the cash and investments obtained in the acquisition of Rudolph & Sletten.

Interest expense increased by $0.6 million, from $0.3 million in 2005 to $0.9 million in 2006, due primarily to increased borrowings related to the $30 million term loan received as part of the credit agreement in October 2005, which we used to refinance a portion of the purchase price for the Rudolph & Sletten acquisition.

The provision for income taxes decreased by $1.1 million, from $4.4 million in 2005 to $3.3 million in 2006, due primarily to the decrease in pretax income in 2006.

Liquidity and Capital Resources

Cash and Working Capital
We have an Amended and Restated Credit Agreement with Bank of America, N.A. and TD Banknorth (the "Credit Agreement"). The Credit Agreement provides for a secured revolving credit facility (the "Revolving Facility") of up to $50 million which is scheduled to expire on June 30, 2008. At June 30, 2006, we had $42.5 million available to borrow under the Revolving Facility.

In addition, the Credit Agreement provides for a $30 million secured term loan (the "Term Loan"), which was used to refinance a portion of the purchase price for the Rudolph and Sletten acquisition. The Term Loan amortizes in equal quarterly principal payments of $1.5 million commencing December 31, 2005 and continuing through October 14, 2010. The amount of the Term Loan outstanding at June 30, 2006 is $25.5 million.

Interest accrues on borrowings under the Credit Agreement at an annual rate equal to, at our option, either (1) adjusted LIBOR plus 200 basis points or (2) the prime rate. Outstanding letters of credit under the Credit Agreement are subject to a per annum fee equal to 150 basis points. We are also required to pay administrative fees, commitment fees, letter of credit issuance and administration fees and certain expenses, and to provide certain indemnities, all of which we believe are customary for financings of this type.

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

  a minimum net income of at least $1.00 for each fiscal quarter; and

  minimum operating profit levels of at least $35 million in the aggregate (exclusive of the $40.4 million WMATA charge recorded in the fourth quarter of 2005) for each of the four consecutive quarter periods ending March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006, and at least $40 million in the aggregate for the four consecutive quarter period ending March 31, 2007 and for each period of four consecutive fiscal quarters ending thereafter.

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

Cash and cash equivalents as reported in the accompanying consolidated condensed financial statements consist of amounts held by us as well as our proportionate share of amounts held by construction joint ventures. Cash held by us is available for general corporate purposes while cash held by construction joint ventures is available only for joint venture-related uses. Joint venture cash and cash equivalents are not restricted to specific uses within those entities; however, the terms of the joint venture agreements limit our ability to distribute those funds and use them for corporate purposes. Cash held by construction joint ventures is distributed from time to time to us and to the other joint venture participants in accordance with our respective percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by us from our construction joint ventures are then available for general corporate purposes. At June 30, 2006 and December 31, 2005, cash held by us and available for general corporate purposes was $48.0 million and $99.7 million, respectively, and our proportionate share of cash held by joint ventures and available only for joint venture-related uses was $40.7 million and $40.1 million, respectively.

A summary of cash flows for each of the three month and six month periods ended June 30, 2006 and 2005 is set forth below:

                                                        Six Months
                                                      Ended June 30,
                                                ----------------------------
                                                   2006            2005
                                                ------------    ------------
                                                       (In millions)
     Cash flows from:
       Operating activities                       $ (30.9)        $ (18.3)
       Investing activities                          (7.3)          (20.7)
       Financing activities                         (13.0)           (2.7)
                                                ------------    ------------
     Net decrease in cash                         $ (51.2)        $ (41.7)
     Cash at beginning of year                      139.9           136.3
                                                ------------    ------------
     Cash at end of period                        $  88.7         $  94.6
                                                ============    ============

During the first six months of 2006, we used $51.2 million of cash on hand to fund $30.9 million in cash flow used by operating activities, principally to pay the $40.4 million WMATA judgment recorded in the fourth quarter of 2005; $7.3 million to fund cash flow used by investing activities, principally to fund the acquisition of construction equipment; and $13.0 million to fund cash flow used by financing activities, primarily to redeem the remaining outstanding shares of our $21.25 Preferred Stock, and to pay down debt, including $3.0 million for the Term Loan portion of our Credit Agreement, as well as to pay down debt assumed in conjunction with the acquisition of Cherry Hill.

Working capital increased from $153.3 million at the end of 2005 to $161.9 million at June 30, 2006. The current ratio increased from 1.23x at December 31, 2005 to 1.24x at June 30, 2006.

Long-term Debt
Long-term debt at June 30, 2006 was $35.6 million, a decrease of $4.3 million from December 31, 2005, due to reductions in our Term Loan and in mortgage debt and equipment financing debt assumed in conjunction with the Cherry Hill acquisition. Accordingly, the long-term debt to equity ratio decreased from .22x at December 31, 2005 to .18x at June 30, 2006.

Dividends
There were no cash dividends declared or paid on our outstanding Common Stock during the periods presented herein.

We redeemed all remaining outstanding Depositary Shares on May 17, 2006, in accordance with the terms of our $21.25 Preferred Stock, at a price of $25.00 per share plus accrued and unpaid dividends to that date, for an aggregate amount of approximately $8.8 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company's exposure to market risk from that described in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, Item 7A., since December 31, 2005.

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

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of June 30, 2006, management has excluded Rudolph and Sletten, Inc. ("Rudolph & Sletten"), as permitted, because this company was acquired in October 2005. The assets and revenues of Rudolph & Sletten as of and for the six months ended June 30, 2006 represent approximately 22.3% and 29.7%, respectively, of our consolidated assets and revenues as of and for the six months ended June 30, 2006. As part of our integration of Rudolph & Sletten, we are in the process of incorporating our controls and procedures into the operations of Rudolph & Sletten.

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

        On March 19, 2002, Redondo filed a petition for reorganization under Chapter 11 in U.S. Bankruptcy Court for the District of Puerto Rico. On December 23, 2002, RPJV filed an arbitration demand against STP seeking the recovery of additional costs related to design changes and the late completion of the design. On January 31,
        2003, STP filed a counter-demand against RPJV seeking the recovery of damages allegedly related to defects in design and construction and the late completion of RPJV's work along with the repayment for alleged advances previously paid to RPJV.

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

        There will be a second phase of the arbitration, which will include claims which existed on or after
        September 29, 2003.   The parties exchanged statements of claim on July 24, 2006. RPJV's claim is
        $23,183,341, plus interest.  STP's claim is $17,500,000.  Discovery has started, but no hearings have been held. Hearings are scheduled to start in March 2007.

        Management has made an estimate of the anticipated total cost recovery on this project and it is included in revenue recorded to date. To the extent new facts become known or the final cost recovery included in the claim settlement varies from this estimate, the impact of the change will be reflected in the financial statements at that time.

        Investigation by U.S. Attorney for Eastern District of New York
        In 2001, the Company received a grand jury subpoena for documents in connection with an investigation by the U.S. Attorney's Office for the Eastern District of New York. The Company's understanding is that the investigation concerns contracting with disadvantaged, minority, and women-owned businesses in the New York
        City area construction industry.  The Company has cooperated with the U. S. Attorney's Office in the investigation and has produced documents pursuant to the subpoena in 2001 and 2002.  Beginning in 2001 and on several subsequent occasions, the U.S. Attorney's Office confirmed that neither the Company nor any of its officers or employees was a subject or a target of the investigation.  On May 29, 2006, the Company's counsel was advised by the U.S. Attorney's Office that it was reevaluating the Company's status in the investigation.  On August 2, 2006, the Company received another subpoena for documents.  The Company is continuing to cooperate in the investigation.  It is possible the U.S. Attorney's Office could name the
        Company a subject of the investigation in the future. The Company is unable to evaluate the potential impact, if any, of the investigation at this time.

Part II. - Other Information (continued)

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

(b)     None

Item 4. Submission of Matters to a Vote of Security Holders

(a)     The Company's Annual Meeting of Stockholders was held on May 18, 2006.

(b)     Not applicable

(c)     Results of voting at the 2006 Annual Meeting of Stockholders were as follows:

        (1)    Each of the following persons was elected by the holders of Common Stock as a Class I
               Director to hold office for a three-year term expiring in 2009 and until their successors are chosen and qualified:

                                                                         Number of Votes
                                                               -------------------------------------
                                                                                      Authority
                              Class I Director                      For                Withheld
                                                               ---------------     -----------------

               Robert Band                                       23,655,085               886,445
               Michael R. Klein                                  18,679,655             5,861,875
               Robert L. Miller                                  23,840,973               700,557

        (2)    An amendment to the  Perini Corporation 2004 Stock Option and Incentive Plan to increase the number of shares of the Company's common stock available for issuance thereunder by 2,000,000 shares was approved by the holders of Common Stock with the following vote:

                                                 Number of Votes
                                                 ---------------

                        For                           13,440,652
                        Against                        7,275,047
                        Abstain                           50,170
                        Broker Non-votes               3,775,660

Item 5. Other Information

(a)     None

(b)     None

Part II. - Other Information (continued)

Item 6. Exhibits

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

                                                                                                Perini Corporation

                                                                                                Registrant

Date: August 9, 2006                                                            /s/Michael E. Ciskey
                                                                                                Michael E. Ciskey, Vice President and Chief Financial Officer
                                                                                                Duly Authorized Officer and Principal Accounting Officer