Form 10-Q
period 2006-09-30
PERINI CORP
filed 2006-11-03
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2006

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 1-6314

Perini Corporation
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1717070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of Common Stock, $1.00 par value per share, of registrant outstanding at November 1, 2006 was 26,456,195.

PERINI CORPORATION AND SUBSIDIARIES

INDEX

				Page Number
Part I. -	Financial Information:

	Item 1.	Financial Statements (Unaudited)

		Consolidated Condensed Balance Sheets – September 30, 2006 and December 31, 2005		3

		Consolidated Condensed Statements of Income – Three Months and Nine Months ended September 30, 2006 and 2005		4

		Consolidated Condensed Statement of Stockholders’ Equity – Nine Months ended September 30, 2006		5

		Consolidated Condensed Statements of Cash Flows – Nine Months ended September 30, 2006 and 2005		6

		Notes to Consolidated Condensed Financial Statements		7 – 17

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		18 – 26

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		26

	Item 4.	Controls and Procedures		26

Part II. -	Other Information:

		Item 1.	Legal Proceedings	27 – 28

		Item 1A.	Risk Factors	28

		Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

		Item 3.	Defaults Upon Senior Securities	28

		Item 4.	Submission of Matters to a Vote of Security Holders	28

		Item 5.	Other Information	28

		Item 6.	Exhibits	28

	Signatures			29

Part I. – Financial Information

Item 1. Financial Statements (Unaudited)

PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

SEPTEMBER 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005

(In Thousands)

ASSETS	SEPT. 30,	DEC. 31,
	2006	2005

Cash and Cash Equivalents (Note 3)	$123,817	$139,848
Accounts Receivable, including retainage	681,846	536,372
Unbilled Work	96,610	97,079
Deferred Tax Asset	-	12,888
Other Current Assets	16,397	19,703
Total Current Assets	$918,670	$805,890

Property and Equipment, less Accumulated Depreciation of $30,532 in 2006 and
$24,497 in 2005	$84,627	$72,813

Goodwill	$26,268	$26,706

Other Assets	$9,398	$9,847

	$1,038,963	$915,256
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Maturities of Long-term Debt	$16,042	$16,281
Accounts Payable, including retainage	552,217	467,079
Deferred Contract Revenue	120,448	83,173
Deferred Tax Liability	4,965	-
Accrued Expenses	53,435	86,022
Total Current Liabilities	$747,107	$652,555

Long-term Debt, less current maturities included above	$36,727	$39,969

Other Long-term Liabilities	$41,110	$39,557

Contingencies and Commitments (Note 5)

Stockholders’ Equity:
Preferred Stock (Note 8)	$-	$19
Series A Junior Participating Preferred Stock	-	-
Stock Purchase Warrants	461	461
Common Stock	26,456	26,038
Additional Paid-in Capital	132,769	116,223
Retained Earnings	81,784	67,885
	$241,470	$210,626
Accumulated Other Comprehensive Loss	(27,451)	(27,451)
Total Stockholders' Equity	$214,019	$183,175

	$1,038,963	$915,256

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(In Thousands, Except Share Data)

	THREE MONTHS ENDED SEPT. 30,		NINE MONTHS ENDED SEPT. 30,

	2006	2005	2006	2005

Revenues (Note 9)	$773,282	$380,314	$2,098,507	$1,130,251

Cost of Operations	730,151	355,527	1,986,038	1,058,296

Gross Profit	$43,131	$24,787	$112,469	$71,955

General and Administrative Expenses (Note 6)	26,181	14,710	72,595	40,982

INCOME FROM CONSTRUCTION OPERATIONS (Note 9)	$16,950	$10,077	$39,874	$30,973

Other Income (Expense), Net	638	114	1,311	(382)
Interest Expense	(979)	(418)	(2,846)	(1,091)

Income before Income Taxes	$16,609	$9,773	$38,339	$29,500

Provision for Income Taxes	(7,026)	(3,821)	(16,105)	(11,538)

NET INCOME	$9,583	$5,952	$22,234	$17,962

Less:
Accrued dividends on $21.25 Preferred Stock (Note 8)	-	(297)	(166)	(891)
Excess of fair value over carrying value upon redemption
of $21.25 Preferred Stock (Note 8)	-	-	(253)	-

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$9,583	$5,655	$21,815	$17,071

BASIC EARNINGS PER COMMON SHARE (Note 7)	$0.36	$0.22	$0.83	$0.67

DILUTED EARNINGS PER COMMON SHARE (Note 7)	$0.36	$0.22	$0.82	$0.66

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 7):
BASIC	26,442,804	25,541,087	26,240,284	25,391,997
Effect of Dilutive Stock Options, Warrants and Restricted
Stock Units Outstanding	337,925	495,239	461,397	623,442
DILUTED	26,780,729	26,036,326	26,701,681	26,015,439

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(In Thousands)

						Accumulated
		Stock		Additional		Other
	Preferred	Purchase	Common	Paid-in	Retained	Comprehensive
	Stock	Warrants	Stock	Capital	Earnings	Loss	Total

Balance - December 31, 2005	$19	$461	$26,038	$116,223	$67,885	$(27,451)	$183,175

Net income	-	-	-	-	22,234	-	22,234

Preferred Stock dividends accrued and paid	-	-	-	-	(166)	-	(166)
($8.98 per share*)

Common Stock options exercised	-	-	130	497	-	-	627

Restricted Stock compensation expense	-	-	-	13,162	-	-	13,162

Issuance of Common Stock, net	-	-	288	(656)	-	-	(368)

Redemption of Preferred Stock	(19)	-	-	3,543	(8,169)	-	(4,645)

Balance - September 30, 2006	$-	$461	$26,456	$132,769	$81,784	$(27,451)	$214,019

*Equivalent to $0.898 per Depositary Share

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(In Thousands)

	NINE MONTHS
	ENDED SEPT. 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$22,234	$17,962
Adjustments to reconcile net income to net cash provided from (used by) operating activities:
Depreciation and amortization	7,405	4,182
Restricted stock compensation expense	13,162	2,891
Income tax benefit from stock options exercised	-	1,216
Deferred income taxes	15,938	7,691
Gain on sale of equipment	(625)	(100)
Loss on land held for sale, net	218	288
Loss on sale of available-for-sale securities	-	41
Increase in other long-term liabilities	6,735	227
Cash used by changes in components of working capital other
than cash, current maturities of long-term debt, deferred tax asset and
land held for sale, net	(52,811)	(44,415)

NET CASH PROVIDED FROM (USED BY) OPERATING ACTIVITIES	$12,256	$(10,017)

Cash Flows from Investing Activities:
Acquisition of Cherry Hill Construction, Inc., net of cash balance acquired	$-	$(19,970)
Acquisition of property and equipment	(19,219)	(8,230)
Proceeds from sale of property and equipment	2,410	1,104
Investment in land held for sale, net	(126)	-
Proceeds from sale of available-for-sale securities	689	4,758
Proceeds from other investing activities	24	663

NET CASH USED BY INVESTING ACTIVITIES	$(16,222)	$(21,675)

Cash Flows from Financing Activities:
Proceeds from long-term debt	$6,663	$4,520
Reduction of long-term debt	(10,144)	(9,599)
Redemption of $21.25 Preferred Stock, including payment of accrued dividends	(8,843)	-
Proceeds from exercise of common stock options and stock purchase warrants	627	926
Issuance of common stock	330	219
Cash settlement of restricted stock units	(698)	(421)
Expenditure for stock registration	-	(159)

NET CASH USED BY FINANCING ACTIVITIES	$(12,065)	$(4,514)

Net Decrease in Cash	$(16,031)	$(36,206)
Cash at Beginning of Year	139,848	136,305

Cash at End of Period	$123,817	$100,099

Supplemental Disclosure of Cash Paid During the Period For:
Interest	$2,995	$1,092
Income taxes	$824	$2,987
Supplemental Disclosure of Non-cash Transactions:
Common stock issued for services	$7,396	$2,562
Preferred stock dividends accrued but not paid	$-	$891

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2005. In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2006 and December 31, 2005, results of operations for the three months and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005. The results of operations for the nine months ended September 30, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006 because, among other reasons, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through an adjustment to accumulated other comprehensive income (loss) in stockholders’ equity. The Company is required to adopt the provisions of SFAS No. 158 as of December 31, 2006 and is in the process of determining the impact the adoption of SFAS No. 158 will have on its consolidated financial statements and related disclosures.

In addition, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its fiscal year-end, with limited exceptions. The Company currently uses the date of its fiscal year-end as its measurement date and, as a result, that new requirement will not affect the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for consistently measuring fair value under accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008, and the provisions will be applied prospectively as of that date. The Company is in the process of determining the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements and related disclosures when it becomes effective in 2008.

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to adopt FIN 48 as of January 1, 2007 and is in the process of determining the impact, if any, the adoption of FIN 48 will have on its consolidated financial statements and related disclosures.

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

(3)	Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

Cash and cash equivalents as reported in the accompanying Consolidated Condensed Balance Sheets consist of amounts held by the Company that are available for general corporate purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses. Joint Venture cash and cash equivalents are not restricted to specific uses within those entities; however, the terms of the joint venture agreements limit the Company’s ability to distribute those funds and use them for corporate purposes. Cash held by construction joint ventures is distributed from time to time to the Company and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by the Company from its construction joint ventures are then available for general corporate purposes. At September 30, 2006 and December 31, 2005, cash and cash equivalents consisted of the following (in thousands):

	Sept. 30,	Dec. 31,
	2006	2005

Corporate cash and cash equivalents (available
for general corporate purposes)	$82,965	$99,747

Company's share of joint venture cash and
cash equivalents (available only for joint venture
purposes, including future distributions)	40,852	40,101
	$123,817	$139,848

(4)	Acquisition of Rudolph and Sletten, Inc.

In October 2005, the Company completed the acquisition of 100% of the outstanding capital stock of Rudolph and Sletten, Inc. (“Rudolph & Sletten”), a privately held construction and construction management company based in Redwood City, California, and covering the major California construction markets of Los Angeles, Silicon Valley, San Francisco and Sacramento. The transaction was accounted for using the purchase method of accounting as required by SFAS No. 141, “Business Combinations” including the allocation of the purchase price to the tangible and intangible assets of Rudolph & Sletten which has been finalized.

Since the acquisition was effective as of October 3, 2005, the Company’s actual 2006 year to date results include Rudolph & Sletten for the total period. Therefore, the following pro forma financial information is only presented for the comparative three month and nine month periods ended September 30, 2005 to show the pro forma results of operations as if Rudolph & Sletten had been acquired effective January 1, 2005 (in thousands, except per share data):

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

(4)     Acquisition of Rudolph and Sletten, Inc. (continued)

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
	Actual	Pro forma	Actual	Pro forma

Revenues	$380,314	$534,929	$1,130,251	$1,594,098
Gross profit	$24,787	$33,674	$71,955	$98,620
Net income	$5,952	$6,793	$17,962	$20,487

Basic earnings per common share	$0.22	$0.25	$0.67	$0.77
Diluted earnings per common share	$0.22	$0.25	$0.66	$0.75

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

TSP appealed and, on January 25, 2005, the State of California Court of Appeal reversed the trial court’s entire judgment and found that the trial court judge had abused his discretion and had violated TSP’s due process rights, and had imposed impermissibly overbroad terminating sanctions.  The Court of Appeal also directed the trial court to dismiss LAMTA's claims that TSP had violated the Unfair Competition Law (“UCL”) because LAMTA lacked standing to bring such a

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

In 2006, LAMTA sought to amend its cross-complaint to expand on existing causes of action, to add statutory causes of action, and to add the District Attorney as a party in order to have a plaintiff with standing to assert a UCL claim. The Court ruled that the UCL claim may be added; however, all other proposed MTA amendments and additions were denied. The Court ordered bifurcated proceedings in an attempt to address the case on a piecemeal basis in the hope that the parties would settle without trying the entire case. Trial on the first issue is scheduled to begin on November 13, 2006. The Court also requested the parties to mediate on a contemporaneous track.

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

On March 14, 2006, the arbitration panel issued a final award on Phase I of the arbitration, awarding RPJV approximately $16.2 million on its claim and awarding STP approximately $0.5 million on its claim, for a net award to RPJV of approximately $15.7 million, payable in thirty days.  The arbitrators also deferred decision on an additional amount of approximately $15.5 million of RPJV’s Phase I claims until the conclusion of Phase II.  Subsequently, STP filed a Motion to Stay Enforcement of the Phase I arbitration award, together with a petition for an order to vacate, annul and set aside the award.  The motion was denied and the arbitration award was confirmed. As a result, a judgment has been entered, as of September 29, 2006, in favor of RPJV and against STP in the sum of approximately $16.0 million, including prejudgment interest from April 13, 2006 through September

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

(5)     Contingencies and Commitments (continued)

(b)  Redondo/Perini Joint Venture vs. Siemens Transportation Matter (continued)

29, 2006, totaling approximately $0.3 million. Interest accrues on the judgment from September 29, 2006 at 9% per annum. STP has filed an appeal of the judgment.

There will be a second phase of the arbitration, which will include claims which existed on or after September 29, 2003.  The parties exchanged statements of claim on July 24, 2006. RPJV’s claim is $23,183,341, plus interest. STP’s claim is $17,500,000. Discovery has started, but no hearings have been held. Hearings are scheduled to start in March 2007.

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

Certain of PKC's claims have been presented to a Disputes Review Board, or the DRB, which consists of three construction experts chosen by the parties. To date, the DRB has ruled on a binding basis that PKC is entitled to additional compensation for its contract time delay claim in the amount of $17.4 million. On March 20, 2002, the Superior Court of the Commonwealth of Massachusetts approved PKC's request to confirm the DRB's $17.4 million award. The MHD appealed the Superior Court decision to the Appeals Court of the Commonwealth of Massachusetts which affirmed the Superior Court’s confirmation of the DRB’s award on May 30, 2006.

The DRB has also ruled on a binding basis that PKC is entitled to four additional compensation awards, less credits, totaling $39.8 million for impacts and efficiencies caused by MHD to certain of PKC’s work. The first two such awards, totaling $17.1 million, have been confirmed by the Superior Court and were not appealed. MHD has filed actions in the Superior Court seeking to vacate the other two awards, and PKC has answered, seeking to confirm them. These actions have not yet been heard.

Under the dispute resolution rules of the contract, either party may periodically terminate the services of some or all of the DRB members, provided that members who are removed under this provision will remain on the DRB through the completion of any then pending claims. The MHD removed the "Second DRB" members and the “Third DRB” members have been agreed upon and have begun hearing claims. The remaining claims to be decided by the Third DRB on a binding basis have an anticipated value of approximately $104 million (exclusive of interest). MHD disputes that the remaining claims before the Third DRB may be decided on a binding basis. Hearings before the Third DRB began in October 2006 and are scheduled to occur throughout the remainder of 2006 and into early 2007.

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

On August 14, 2002, the Massachusetts Attorney General's office, pursuant to its authority under the Massachusetts False Claims Act, served a Civil Investigative Demand ("CID") on Perini and the other joint venture partners. The CID sought the production of certain construction claims documentation in connection with the Central Artery/Tunnel Contract No. C11A1. In September

2004, the Attorney General's office presented a list of items that it believed constitutes possible false claims. PKC made a responsive presentation to the Attorney General's office in January 2005. PKC vigorously denies that it submitted any false claims and is cooperating with the Attorney General's office in the ongoing investigation.

(d)	Investigation by U.S. Attorney for Eastern District of New York

In 2001, the Company received a grand jury subpoena for documents in connection with an investigation by the U.S. Attorney’s Office for the Eastern District of New York. The Company’s understanding is that the investigation concerns contracting with disadvantaged, minority, and women-owned businesses in the New York City area construction industry.  The Company has cooperated with the U. S. Attorney’s Office in the investigation and produced documents pursuant to the subpoena in 2001 and 2002.  In August 2006, the Company received two additional grand jury subpoenas for documents in connection with the same investigation. The Company subsequently produced documents pursuant to those subpoenas, and continues to cooperate in the investigation. To date, the Company has not been named a subject or a target of the investigation.  In discussions with the U.S. Attorney’s Office to resolve the investigation, the Company has indicated that it would be amenable to some form of civil settlement. It is the Company’s understanding that lawyers for two individual Perini Civil employees also are in discussions with the U.S. Attorney’s Office related to the investigation. The Company is unable to evaluate the potential impact, if any, of the investigation at this time.

(6)	Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective application method and, accordingly, prior period amounts have not been restated. SFAS No. 123(R) establishes the accounting treatment for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation is measured at the grant date based on the calculated fair value of the award. The compensation expense is recognized over the employees’ requisite service period, which is generally the vesting period of the award. SFAS No. 123(R) also requires the related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, to be reflected, when realized, in the statement of cash flows as a financing activity rather than an operating activity. Excess tax benefits will be recorded when (i) a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes, and (ii) the deduction actually produces a cash benefit.

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

(6)     Stock-Based Compensation (continued)

In November 2005, the Financial Accounting Standards Board issued its Staff Position No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). The Company has elected to adopt the alternative transition method provided in FSP 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and the Consolidated Condensed Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

From January 1, 2004 through December 31, 2005, the Company accounted for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”. Therefore, the adoption of the provisions of SFAS No. 123(R) did not have a significant impact on the Company’s financial position or results of operations.

In May 2004, the Company’s stockholders approved the adoption of the 2004 Stock Option and Incentive Plan which provided that up to 1,000,000 shares of the Company’s common stock would be available for the granting of stock-based compensation awards to key executives, employees and directors of the Company. In May 2006, the Company’s stockholders approved an amendment to the plan that increased the number of shares of the Company’s common stock available for issuance thereunder from 1,000,000 shares to 3,000,000 shares.

The plan allows these stock-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, deferred stock awards and dividend equivalent rights. In 2004, 300,000 restricted stock units were granted under the plan with a grant date fair value of $4.7 million. As of September 30, 2006, all of these restricted stock units were vested and 300,000 shares of the Company’s common stock have been issued. For the nine months ended September 30, 2006 and 2005, the Company recognized compensation expense of $0.6 million and $2.9 million, respectively, related to these restricted stock units and these amounts are included as a component of “General and Administrative Expenses” in the Consolidated Condensed Statements of Income.

On April 5, 2006 and May 18, 2006, the Compensation Committee of the Company’s Board of Directors approved the grant of 1,295,000 restricted stock units to certain of its executive officers and employees under the 2004 Stock Option and Incentive Plan. 150,000 restricted stock units vested on June 30, 2006. 765,000 of the remaining restricted stock units generally vest equally on December 31 of 2007, 2008 and 2009, and 380,000 of the remaining restricted stock units generally vest on December 31, 2009. 745,000 of the restricted stock units granted (including the 150,000 restricted stock units that vested on June 30, 2006) are subject only to satisfaction of service requirements; the remaining 550,000 restricted stock units granted are subject to satisfaction of both service requirements and achievement of certain pre-established pretax income performance criteria. Upon vesting, each restricted stock unit will be exchanged for one share of the Company’s common stock. The grant date fair value of these restricted stock units is $40.7 million based on the closing price of the Company’s common stock on the grant dates of April 5, 2006 and May 18, 2006. For the three month and nine month periods ended September 30, 2006, the Company recognized compensation expense of $4.0 million and $12.6 million, respectively, related to these restricted stock units and these amounts are included as a component of “General and Administrative Expenses” in the Consolidated Condensed Statements of Income. Accordingly, at September 30, 2006, there was $28.1 million of unrecognized compensation cost related to the non-vested restricted stock units outstanding. That cost is expected to

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

(6)     Stock-Based Compensation (continued)

be recognized over a weighted average period of 2.6 years from that date.

A summary of stock-based compensation awards related to the restricted stock units outstanding under the Company’s 2004 Stock Option and Incentive Plan for the nine months ended September 30, 2006 is as follows:

		Weighted Average	Shares
	Number	Grant Date	Available
	of Shares	Fair Value	to Grant

Outstanding at January 1, 2006	150,000	$15.62	700,000
Approved Plan Amendment	-	-	2,000,000
Granted	1,295,000	$31.44	(1,295,000)
Vested and Issued	(300,000)	$23.58	-
Outstanding at September 30, 2006	1,145,000	$31.43	1,405,000

The aggregate intrinsic value of the restricted stock units outstanding at September 30, 2006 is approximately $23.9 million.

In May 2000, the Company’s stockholders approved the adoption of the Special Equity Incentive Plan which provides that up to 3,000,000 shares of the Company’s common stock will be available for the granting of nonqualified stock options to key executives, employees and directors of the Company. Options are granted at not less than the fair market value on the date of grant, as defined. Options generally expire 10 years from the date of grant. Options outstanding under the Special Equity Incentive Plan are generally exercisable in three equal annual installments, on the date of grant and on the first and second anniversary of the date of grant. As of September 30, 2006, all of the options outstanding were exercisable. A summary of stock option activity related to the Company’s Special Equity Incentive Plan is as follows:

		Exercise Price Per Share		Shares
	Number		Weighted	Available
	of Shares	Range	Average	to Grant

Outstanding at January 1, 2006	454,000	$3.13 -$4.50	$4.42	195,634
Exercised	(120,000)	$4.50	$4.50	-
Outstanding at September 30, 2006	334,000	$3.13 -$4.50	$4.40	195,634

Shares of the Company's authorized but unissued common stock have been reserved for issuance to employees under its 1982 Stock Option Plan. Although the provisions of the 1982 Stock Option Plan expired during 2002, the Company still has 5,000 shares of authorized but unissued common stock reserved for issuance under the plan applicable to the remaining outstanding options. As of September 30, 2006, all of the 5,000 options outstanding were exercisable at an exercise price of $5.29 per share.

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

(6)     Stock-Based Compensation (continued)

Options outstanding at September 30, 2006 under the aforementioned plans and related weighted average price and life information follows:

				Weighted
				Average	Aggregate
Remaining	Grant	Options	Options	Exercise	Intrinsic
Life (Years)	Date	Outstanding	Exercisable	Price	Value

<1	12/10/1998	5,000	5,000	$5.29	$77,963
4	3/29/2000	241,500	241,500	$4.50	3,955,770
4	5/25/2000	45,000	45,000	$3.74	771,475
4	9/12/2000	47,500	47,500	$4.50	778,050
Totals		339,000	339,000	$4.41	$5,583,258

(7)	Earnings per Common Share

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

There were no options or stock purchase warrants whose exercise price exceeded the average market price of the Common Stock at September 30, 2006 and 2005. The effect of the assumed conversion of the Company’s outstanding $21.25 Preferred Stock into Common Stock was antidilutive for all applicable periods presented.

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

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

(9)     Business Segments

The following tables set forth certain business segment information relating to the Company’s operations for the nine month and three month periods ended September 30, 2006 and 2005 (in thousands):

Nine months ended September 30, 2006
Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Totals	Corporate		Total

Revenues	$1,714,014	$ 206,347	$178,146	$2,098,507	$ -		$2,098,507
Income (Loss) from Construction Operations	$ 39,476	$ (516)	$ 20,599	$ 59,559	$(19,685)	*	$ 39,874
Assets	$ 624,371	$ 267,548	$ 54,262	$ 946,181	$ 92,782	**	$1,038,963

Nine months ended September 30, 2005
Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Totals	Corporate		Total

Revenues	$ 719,415	$ 191,956	$218,880	$1,130,251	$ -		$1,130,251
Income from Construction Operations	$ 17,595	$ 7,758	$ 15,829	$ 41,182	$(10,209)	*	$ 30,973
Assets	$ 235,391	$ 279,029	$ 39,817	$ 554,237	$ 63,776	**	$ 618,013

Three months ended September 30, 2006
Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Totals	Corporate		Total

Revenues	$ 643,642	$ 64,012	$ 65,628	$ 773,282	$ -		$ 773,282
Income (Loss) from Construction Operations	$ 15,531	$ (6,665)	$ 13,955	$ 22,821	$ (5,871)	*	$ 16,950

Three months ended September 30, 2005
Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Totals	Corporate		Total

Revenues	$ 246,976	$ 77,860	$ 55,478	$ 380,314	$ -		$ 380,314
Income from Construction Operations	$ 6,661	$ 3,365	$ 3,686	$ 13,712	$ (3,635)	*	$ 10,077

*	In all periods, consists of corporate general and administrative expenses.
**	In all periods, corporate assets consist principally of cash and cash equivalents, net deferred tax asset, land held for sale and other investments available for general corporate purposes.

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

(10)   Employee Pension Plans

The Company has a defined benefit pension plan that covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The Company also has an unfunded supplemental retirement plan for certain employees whose benefits under the defined benefit plan are reduced because of compensation limitations under federal tax laws. Effective June 1, 2004, all benefit accruals under the Company’s pension plan were frozen; however, the current vested benefit will be preserved. In accordance with SFAS No. 132(R), “Employers’ Disclosures About Pensions and Other Post-Retirement Benefits”, the pension disclosure presented below includes aggregated amounts for both of the Company’s plans. The following table sets forth the net pension cost by component for the three month and nine month periods ended September 30, 2006 and 2005 (in thousands):

	Three Months		Nine Months
	Ended Sept. 30,		Ended Sept. 30,
	2006	2005	2006	2005

Interest cost on projected benefit obligation	$1,075	$997	$3,225	$3,139
Expected return on plan assets	(1,089)	(1,175)	(3,268)	(3,099)
Recognized actuarial loss	554	355	1,663	1,245

Net Pension Cost	$540	$177	$1,620	$1,285

The Company contributed $3.0 million to its defined benefit pension plan on April 6, 2006, and contributed an additional $3.0 million on September 5, 2006.

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

Adoption of SFAS No. 123(R), “Share-Based Payment”

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective application method and, accordingly, prior period amounts have not been restated. SFAS No. 123(R) establishes the accounting treatment for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation is measured at the grant date based on the calculated fair value of the award. The compensation expense is recognized over the employees’ requisite service period, generally the vesting period of the award. SFAS No. 123(R) also requires the related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, to be reflected, when realized, in the statement of cash flows as a financing activity rather than an operating activity. Excess tax benefits will be recorded when (i) a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes, and (ii) the deduction actually produces a cash benefit.

In November 2005, the Financial Accounting Standards Board issued its Staff Position No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). We have elected to adopt the alternative transition method provided in FSP 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and the Consolidated Condensed Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

From January 1, 2004 through December 31, 2005, we accounted for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”. Therefore, the adoption of the provisions of SFAS No. 123(R) did not have a significant impact on our financial position or results of operations.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through an adjustment to comprehensive income in stockholders’ equity. We are required to adopt the provisions of SFAS No. 158 as of December 31, 2006 and we are in the process of determining the impact the adoption of SFAS No. 158 will have on our consolidated financial statements and related disclosures.

In addition, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its fiscal year-end, with limited exceptions. We currently use the date of our fiscal year-end as our measurement date and, as a result, that new requirement will not affect us.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for consistently measuring fair value under accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for us beginning January 1, 2008, and the provisions will be applied prospectively as of that date. We are in the process of determining the impact, if any, the adoption of SFAS No. 157 will have on our consolidated financial statements and related disclosures when it becomes effective in 2008.

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are required to adopt FIN 48 as of January 1, 2007 and we are in the process of determining the impact, if any, the adoption of FIN 48 will have on our consolidated financial statements and related disclosures.

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

Grant of Restricted Stock Units

On April 5, 2006 and May 18, 2006, the Compensation Committee of our Board of Directors approved the grant of 1,295,000 restricted stock units to certain of our executive officers and employees under our 2004 Stock Option and Incentive Plan. 150,000 of the restricted stock units granted vested on June 30, 2006. 765,000 of the remaining restricted stock units generally vest equally on December 31 of 2007, 2008 and 2009 and 380,000 of the remaining restricted stock units generally vest on December 31, 2009. 745,000 of the restricted stock units granted (including the 150,000 restricted stock units that vested on June 30, 2006) are subject only to satisfaction of service requirements; the remaining 550,000 restricted stock units granted are subject to satisfaction of both service requirements and achievement of certain pre-established pretax income performance criteria. Upon vesting, each restricted stock unit will be exchanged for one share of our common stock. We are accounting for these grants of restricted stock units in accordance with SFAS No. 123(R), “Share-Based Payment”, beginning in the second quarter of 2006. The weighted average grant date fair value of each of these restricted stock units is $31.44 based on the closing price of our common stock on the dates of grant. For the three month and nine month periods ended September 30, 2006, we recognized a pretax charge of $4.0 million and $12.6 million, respectively, for compensation cost related to these restricted stock units. The financial impact of the future recognition of compensation cost related to these restricted stock units is expected to be material to our results of operations for 2006 through 2009. Absent significant forfeitures in the future, we estimate that $28.1 million of compensation cost related to these restricted stock units will be recognized over a weighted average period of 2.6 years from September 30, 2006.

Backlog of $9.0 Billion

Our backlog of uncompleted construction work at September 30, 2006 was approximately $9.0 billion, a 13% increase from our previous all-time record backlog of $7.9 billion as of December 31, 2005. The September 30, 2006 backlog includes new contract awards added during the third quarter of 2006 totaling $719 million, including the addition of $256 million of new awards at Rudolph and Sletten, which includes $222 million of healthcare related awards, $225 million in new civil construction contracts, and approximately $164 million of additional work in the hospitality and gaming market in Las Vegas, Nevada, Connecticut and Maryland.

	Backlog at	New Business	Revenue	Backlog at
	Dec. 31, 2005	Awarded	Recognized	Sept. 30, 2006
	(In millions)
Building	$7,180.4	$2,811.8	$(1,714.0)	$8,278.2
Civil	423.0	245.3	(206.4)	461.9
Management Services	294.4	99.1	(178.1)	215.4
Total	$7,897.8	$3,156.2	$(2,098.5)	$8,955.5

Results of Operations

Comparison of the Third Quarter of 2006 with the Third Quarter of 2005

Revenues increased by $392.9 million, gross profit increased by $18.3 million, income from operations increased by $6.9 million, and net income increased by $3.6 million (or 60.0%) in 2006, due primarily to the addition of Rudolph & Sletten which we acquired in October 2005, and to an increased volume of work in the hospitality and gaming market as a result of the significant new contract awards received in the latter half of 2005, as well improved operating results in our management services operations. The third quarter of 2006 results include a $3.5 million pretax increase in stock-based compensation expense resulting from certain restricted stock units granted in April and May of 2006. Basic earnings per common share were $0.36 for the third quarter of 2006, compared to $0.22 for the third quarter of 2005. Similarly, diluted earnings per common share were $0.36 for the third quarter of 2006, compared to $0.22 for the second quarter of 2005.

	Revenues for the
	Three Months Ended Sept. 30,		Increase	%
	2006	2005	(Decrease)	Change
	(In millions)

Building	$643.7	$247.0	$396.7	160.6%
Civil	64.0	77.9	(13.9)	(17.8)%
Management Services	65.6	55.5	10.1	18.2%
Total	$773.3	$380.4	$392.9	103.3%

Overall revenues increased by $392.9 million (or 103.3%), from $380.4 million in 2005 to $773.3 million in 2006. This increase was due primarily to an increase in building construction revenues of $396.7 million

(or 160.6%), from $247.0 million in 2005 to $643.7 million in 2006, due to the addition of Rudolph & Sletten, and to an increased volume of work in the hospitality and gaming market as a result of the significant new contract awards received in the latter half of 2005. Without the addition of Rudolph & Sletten, building construction revenues would have increased by $180.2 million (or 73.0%) in 2006. Management services revenues increased by $10.1 million (or 18.2%), from $55.5 million in 2005 to $65.6 million in 2006, due primarily to new task orders received for work in Iraq. Partly offsetting these increases was a decrease in civil construction revenues of $13.9 million (or 17.8%), from $77.9 million in 2005 to $64.0 million in 2006, due primarily to a decreased volume of work in the Mid-Atlantic region due to the timing of the start-up of new work.

	Income (Loss) from Construction
	Operations for the		Increase
	Three Months Ended Sept. 30,		(Decrease)%
	2006	2005	In Income	Change
	(In millions)

Building	$15.6	$6.7	$8.9	132.8%
Civil	(6.7)	3.3	(10.0)	(303.0)%
Management Services	13.9	3.7	10.2	275.7%
Subtotal	$22.8	$13.7	$9.1	66.4%

Less: Corporate	(5.8)	(3.6)	(2.2)	(61.1)%
Total	$17.0	$10.1	$6.9	68.3%

Income from operations (excluding corporate) increased by $9.1 million (or 66.4%), from $13.7 million in 2005 to $22.8 million in 2006. Building construction income from operations increased by $8.9 million (or 132.8%), from $6.7 million in 2005 to $15.6 million in 2006, due primarily to the increased revenues discussed above. Without the addition of Rudolph & Sletten, building construction income from operations would have increased by $2.7 million (or 40.3%) due primarily to the increased volume of work in the hospitality and gaming market as a result of the significant new contract awards received in the latter half of 2005. Building construction income from operations was negatively impacted by a $1.4 million charge related to stock-based compensation expense resulting from certain restricted stock units granted in April and May of 2006. Management services income from operations increased by $10.2 million (or 275.7%), from $3.7 million in 2005 to $13.9 million in 2006, due primarily to favorable profit adjustments of approximately $10.9 million on projects in Iraq including savings on project execution and contract closeout. Civil construction income from operations decreased by $10.0 million (or 303.0%), from a profit of $3.3 million in 2005 to a loss of $6.7 million in 2006, due primarily to approximately $6.7 million of downward profit adjustments on several projects, including a roadway project in Maryland. In addition, civil construction income from operations was negatively impacted by a $0.5 million charge related to stock-based compensation expense resulting from certain restricted stock units granted in April 2006. Overall income from operations was negatively impacted by a $2.2 million increase in corporate general and administrative expenses, from $3.6 million in 2005 to $5.8 million in 2006, due primarily to a $2.2 million increase in corporate incentive compensation, including a $1.7 million increase in corporate stock-based compensation expense resulting from the amortization of certain restricted stock awards granted in April 2006 and December 2004.

Other income (expense) increased by $0.5 million, from income of $0.1 million in 2005 to income of $0.6 million in 2006, due primarily to an increase in interest income as a result of an increase in cash available for short-term investment due largely to the positive cash flow generated from operating activities.

Interest expense increased by $0.6 million, from $0.4 million in 2005 to $1.0 million in 2006, due primarily to increased borrowings related to the $30 million term loan received as part of the credit agreement in October 2005, which we used to refinance a portion of the purchase price for the Rudolph & Sletten acquisition.

The provision for income taxes increased by $3.2 million, from $3.8 million in 2005 to $7.0 million in 2006, due primarily to the increase in pretax income in 2006 and a higher effective tax rate.

Comparison of the Nine Months Ended September 30, 2006 with the Nine Months Ended September 30, 2005

Revenues increased by $968.2 million, gross profit increased by $40.5 million, income from construction operations increased by $18.4 million, and net income increased by $4.2 million (or 23.3%) in 2006. These increases primarily reflect the addition of Rudolph & Sletten which we acquired in October 2005, and to an increased volume of work in the hospitality and gaming market as a result of the significant new contract awards received in the latter half of 2005. The operating results for the nine months ended September 30, 2006 were negatively impacted by a $10.3 million pretax increase in stock-based compensation expense resulting from restricted stock units granted in April and May 2006. Basic earnings per common share were $0.83 for the nine months ended September 30, 2006, compared to $0.67 for the nine months ended September 30, 2005. Diluted earnings per common share were $0.82 for the nine months ended September 30, 2006, compared to $0.66 for the nine months ended September 30, 2005.

	Revenues for the
	Nine Months Ended Sept. 30,		Increase	%
	2006	2005	(Decrease)	Change
	(In millions)

Building	$1,714.0	$719.4	$994.6	138.3%
Civil	206.4	192.0	14.4	7.5%
Management Services	178.1	218.9	(40.8)	(18.6)%
Total	$2,098.5	$1,130.3	$968.2	85.7%

Overall revenues increased by $968.2 million (or 85.7%), from $1,130.3 million in 2005 to $2,098.5 million in 2006. This increase was due primarily to an increase in building construction revenues of $994.6 million (or 138.3%), from $719.4 million in 2005 to $1,714.0 million in 2006, due to the addition of Rudolph & Sletten, and to an increased volume of work in the hospitality and gaming market as a result of the significant new contract awards received in the latter half of 2005. Without the addition of Rudolph & Sletten, building construction revenues would have increased by $402.4 million (or 55.9%) in 2006. Civil construction revenues increased by $14.4 million (or 7.5%), from $192.0 million in 2005 to $206.4 million in 2006, due primarily to the higher backlog of civil construction work entering 2006 compared to 2005. Partly offsetting these increases was a decrease in management services revenues of $40.8 million (or 18.6%), from $218.9 million in 2005 to $178.1 million in 2006, due primarily to a decreased volume of work in Afghanistan.

	Income (Loss) from Construction
	Operations for the		Increase
	Nine Months Ended Sept. 30,		(Decrease)%
	2006	2005	In Income	Change
	(In millions)

Building	$39.5	$17.6	$21.9	124.4%
Civil	(0.5)	7.8	(8.3)	(106.4)%
Management Services	20.6	15.8	4.8	30.4%
Subtotal	$59.6	$41.2	$18.4	44.7%

Less: Corporate	(19.7)	(10.2)	(9.5)	(93.1)%
Total	$39.9	$31.0	$8.9	28.7%

Income from operations (excluding corporate) increased by $18.4 million (or 44.7%), from $41.2 million in 2005 to $59.6 million in 2006. Building construction income from operations increased by $21.9 million (or 124.4%), from $17.6 million in 2005 to $39.5 million in 2006, due primarily to the increased revenues discussed above. Without the addition of Rudolph & Sletten, building construction income from operations would have increased by $8.2 million (or 46.6%) due primarily to the increased volume of work in the hospitality and gaming market as a result of the significant new contract awards received in the latter half of 2005. Building construction income from operations was negatively impacted by a $2.7 million charge related to stock-based compensation expense resulting from certain restricted stock units granted in April and May of 2006. Civil construction income from operations decreased by $8.3 million (or 106.4%), from income of $7.8 million in 2005 to a loss of $0.5 million in 2006, due primarily to downward profit adjustments on several projects in the Mid-Atlantic and southeast regions, including a roadway project in Maryland. Civil construction income from operations was negatively impacted by a $1.0 million charge related to stock-based compensation expense resulting from certain restricted stock units granted in April 2006. Despite the decrease in revenues discussed above, management services income from operations increased by $4.8 million (or 30.4%), from $15.8 million in 2005 to $20.6 million in 2006, due primarily to favorable profit adjustments on projects in Iraq, including savings on project execution and contract closeout. In addition, management services income from operations benefited from a $1.2 million decrease in management services-related general and administrative expenses, due primarily to a $0.6 million decrease in stock-based compensation expense resulting from the amortization of certain restricted stock awards granted in April 2006 and August 2004. Overall income from operations was negatively impacted by a $9.5 million increase in corporate general and administrative expenses, from $10.2 million in 2005 to $19.7 million in 2006, due primarily to a $7.2 million increase in corporate stock-based compensation expense resulting from the amortization of certain restricted stock units granted in April 2006 and December 2004, as well as the write-off of approximately $1.4 million of expenses related to our decision to not proceed with our debt offering in the second quarter of 2006.

Other income (expense) increased by $1.7 million, from an expense of $0.4 million in 2005 to income of $1.3 million in 2006, due primarily to an increase in interest income as a result of an increase in cash available for short-term investment due largely to the cash and investments obtained in the acquisition of Rudolph & Sletten and to the positive cash flow generated from operating activities.

Interest expense increased by $1.8 million, from $1.1 million in 2005 to $2.9 million in 2006, due primarily to increased borrowings related to the $30 million term loan received as part of the credit agreement in October 2005, which we used to refinance a portion of the purchase price for the Rudolph & Sletten acquisition.

The provision for income taxes increased by $4.6 million, from $11.5 million in 2005 to $16.1 million in 2006, due primarily to the increase in pretax income in 2006 and a higher effective tax rate. The effective tax rate for 2006 of 42.0% exceeds the effective tax rate of 39.1% for 2005 due primarily to the estimated impact of certain executive officer compensation not deductible for tax purposes.

Liquidity and Capital Resources

Cash and Working Capital

We have an Amended and Restated Credit Agreement with Bank of America, N.A. and TD Banknorth (the “Credit Agreement”). The Credit Agreement provides for a secured revolving credit facility (the “Revolving Facility”) of up to $50 million which is scheduled to expire on June 30, 2008. At September 30, 2006, we had $38.4 million available to borrow under the Revolving Facility. We are in discussions with Bank of America, N.A. on expanding the Revolving Facility.

In addition, the Credit Agreement provides for a $30 million secured term loan (the “Term Loan”), which was used to refinance a portion of the purchase price for the Rudolph and Sletten acquisition. The Term Loan amortizes in equal quarterly principal payments of $1.5 million commencing December 31, 2005 and continuing through October 14, 2010. The amount of the Term Loan outstanding at September 30, 2006 was $24.0 million.

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

The Credit Agreement requires us to meet certain financial covenants at the end of each fiscal quarter, including:

•	a minimum working capital ratio of current assets over current liabilities of at least 1.20 to 1.00;

•

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

•	a minimum net income of at least $1.00 for each fiscal quarter; and

•

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

Our obligations outstanding under the Credit Agreement are guaranteed by substantially all of our current and future subsidiaries, and are secured by substantially all of our and our subsidiaries’ assets, including a pledge of all of the capital stock of our domestic subsidiaries.

Cash and cash equivalents as reported in the accompanying consolidated condensed financial statements consist of amounts held by us as well as our proportionate share of amounts held by construction joint ventures. Cash held by us is available for general corporate purposes while cash held by construction joint ventures is available only for joint venture-related uses. Joint venture cash and cash equivalents are not restricted to specific uses within those entities; however, the terms of the joint venture agreements limit our ability to distribute those funds and use them for corporate purposes. Cash held by construction joint ventures is distributed from time to time to us and to the other joint venture participants in accordance with our respective percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by us from our construction joint ventures are then available for general corporate purposes. At September 30, 2006 and December 31, 2005, cash held by us and available for general corporate purposes was $83.0 million and $99.7 million, respectively, and our proportionate share of cash held by joint ventures and available only for joint venture-related uses was

$40.8 million and $40.1 million, respectively.

A summary of cash flows for the nine month periods ended September 30, 2006 and 2005 is set forth below:

	Nine Months
	Ended Sept. 30,
	2006	2005
	(In millions)
Cash flows from:
Operating activities	$12.2	$(10.0)
Investing activities	(16.2)	(21.7)
Financing activities	(12.1)	(4.5)
Net decrease in cash	$(16.1)	$(36.2)
Cash at beginning of year	139.9	136.3
Cash at end of period	$123.8	$100.1

During the first nine months of 2006, we used $16.1 million of cash on hand and $12.2 million in cash flow generated from operating activities to fund $16.2 million in cash flow used by investing activities, principally to fund the acquisition of construction equipment to support our substantial backlog; and $12.1 million to fund cash flow used by financing activities, primarily to redeem the remaining outstanding shares of our $21.25 Preferred Stock, and to pay down debt, including $4.5 million for the Term Loan portion of our Credit Agreement, as well as to pay down debt assumed in conjunction with the acquisition of Cherry Hill.

Working capital increased from $153.3 million at the end of 2005 to $171.6 million at September 30, 2006. The current ratio of 1.23x at September 30, 2006 was the same as the current ratio at December 31, 2005.

Long-term Debt

Long-term debt at September 30, 2006 was $36.7 million, a decrease of $3.2 million from December 31, 2005, due to reductions in our Term Loan and in mortgage debt and equipment financing debt assumed in conjunction with the Cherry Hill acquisition. Accordingly, the long-term debt to equity ratio decreased from .22x at December 31, 2005 to .17x at September 30, 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s exposure to market risk from that described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, Item 7A., since December 31, 2005.

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

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of September 30, 2006, management has excluded Rudolph and Sletten, Inc. (“Rudolph & Sletten”), as permitted, because this company was acquired in October 2005. The assets and revenues of Rudolph & Sletten as of and for the nine months ended September 30, 2006 represent approximately 22.3% and 28.2% respectively, of our consolidated assets and revenues as of and for the nine months ended September 30, 2006. As part of our integration of Rudolph & Sletten, we are in the process of incorporating our controls and procedures into the operations of Rudolph & Sletten.

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

On March 14, 2006, the arbitration panel issued a final award on Phase I of the arbitration, awarding RPJV approximately $16.2 million on its claim and awarding STP approximately $0.5 million on its claim, for a net award to RPJV of approximately $15.7 million, payable in thirty days.  The arbitrators also deferred decision on an additional amount of approximately $15.5 million of RPJV’s Phase I claims until the conclusion of Phase II.  Subsequently, STP filed a Motion to Stay Enforcement of the Phase I arbitration award, together with a petition for an order to vacate, annul and set aside the award.  The motion was denied and the arbitration award was confirmed. As a result, a judgment has been entered, as of September 29, 2006, in favor of RPJV and against STP in the sum of approximately $16.0 million, including prejudgment interest from April 13, 2006 through September 29, 2006, totaling approximately $0.3 million. Interest accrues on the judgment from September 29, 2006 at 9% per annum. STP has filed an appeal of the judgment.

There will be a second phase of the arbitration, which will include claims which existed on or after September 29, 2003.  The parties exchanged statements of claim on July 24, 2006. RPJV’s claim is $23,183,341, plus interest. STP’s claim is $17,500,000. Discovery has started, but no hearings have been held. Hearings are scheduled to start in March 2007.

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

Investigation by U.S. Attorney for Eastern District of New York

In 2001, the Company received a grand jury subpoena for documents in connection with an investigation by the U.S. Attorney’s Office for the Eastern District of New York. The Company’s understanding is that the investigation concerns contracting with disadvantaged, minority, and women-owned businesses in the New York City area construction industry.  The Company has cooperated with the U. S. Attorney’s Office in the investigation and produced documents pursuant to the subpoena in 2001 and 2002.  In August 2006, the Company received two additional grand jury subpoenas for documents in connection with the same investigation. The Company subsequently produced documents pursuant to those subpoenas, and continues to cooperate in the investigation. To date, the Company has not been named a subject or a target of the

Part II. - Other Information (continued)

investigation.  In discussions with the U.S. Attorney’s Office to resolve the investigation, the Company has indicated that it would be amenable to some form of civil settlement. It is the Company’s understanding that lawyers for two individual Perini Civil employees also are in discussions with the U.S. Attorney’s Office related to the investigation. The Company is unable to evaluate the potential impact, if any, of the investigation at this time.

Item 1A. Risk Factors

Information regarding risk factors affecting the Company’s business are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes from those risk factors during 2006.

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
Act of 2002 – filed herewith.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002 – filed herewith.

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perini Corporation
Registrant

Date: November 3, 2006	/s/Michael E. Ciskey
Michael E. Ciskey, Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Accounting Officer