Form 10-K
period 2006-12-31
PERINI CORP
filed 2007-03-07
CIK 77543

FORM 10-K
United States Securities and Exchange Commission	Commission File No. 1-6314
Washington, DC 20549

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934.

For the fiscal year ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __________ to ____________.

Perini Corporation

(Exact name of registrant as specified in its charter)

Massachusetts (State of Incorporation)	04-1717070 (IRS Employer Identification No.)

73 Mt. Wayte Avenue, Framingham, Massachusetts (Address of principal executive offices)	01701 (Zip Code)

(508) 628-2000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $1.00 par value	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was $458,491,500 as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of Common Stock, $1.00 par value per share, outstanding at February 23, 2007 was 26,647,246.

Documents Incorporated by Reference

Portions of the definitive proxy statement relating to the registrant’s annual meeting of stockholders to be held on May 17, 2007 are incorporated by reference into Part III of this report.

                                                 PERINI CORPORATION
                                               INDEX TO ANNUAL REPORT
                                                    ON FORM 10-K

                                                                                                                    PAGE

PART I

Item 1:                 Business                                                                                    2 - 11

Item 1A:                Risk Factors                                                                                12 - 18

Item 1B:                Unresolved Staff Comments                                                                   18

Item 2:                 Properties                                                                                  19

Item 3:                 Legal Proceedings                                                                           19 - 22

Item 4:                 Submission of Matters to a Vote of Security Holders                                         22

PART II

Item 5:                 Market for the Registrant's Common Equity and Related Stockholder Matters                   24 - 25

Item 6:                 Selected Financial Data                                                                     26 - 27

Item 7:                 Management's Discussion and Analysis of Financial Condition and Results of Operations       28 - 41

Item 7A:                Quantitative and Qualitative Disclosures About Market Risk                                  41 - 42

Item 8:                 Financial Statements and Supplementary Data                                                 42

Item 9:                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        42

Item 9A:                Controls and Procedures                                                                     42 - 44

Item 9B:                Other Information                                                                           44

PART III

Item 10:                Directors, Executive Officers and Corporate Governance                                      45

Item 11:                Executive Compensation                                                                      45

Item 12:                Security Ownership of Certain Beneficial Owners and Management and Related
                        Stockholder Matters                                                                         45

Item 13:                Certain Relationships and Related Transactions, and Director Independence                   45

Item 14:                Principal Accountant Fees and Services                                                      45

PART IV

Item 15:                Exhibits and Financial Statement Schedules                                                  46

Signatures                                                                                                          47

PART I.

Forward-looking Statements

        The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to convert backlog into revenue; our ability to successfully complete construction projects; the potential delay, suspension, termination, or reduction in scope of a construction project; the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules; the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings; the availability of borrowed funds on terms acceptable to us; the ability to retain certain members of management; the ability to obtain surety bonds to secure our performance under certain construction contracts; possible labor disputes or work stoppages within the construction industry; changes in federal and state appropriations for infrastructure projects; possible changes or developments in international or domestic political, social, economic, business, industry, market and regulatory conditions or circumstances; and actions taken or not taken by third parties, including our customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials. Also see “Item 1A. Risk Factors” on pages 12 through 18. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ITEM 1. BUSINESS

General

        Perini Corporation and its subsidiaries (or “Perini,” “we,” “us,” and “our,” unless the context indicates otherwise) is a leading construction services company, based on revenues, as ranked by Engineering News-Record, or ENR, offering diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world. We have provided construction services since 1894 and have established a strong reputation within our markets by executing large, complex projects on time and within budget while adhering to strict quality control measures. We offer general contracting, preconstruction planning and comprehensive project management services, including the planning and scheduling of the manpower, equipment, materials and subcontractors required for a project. We also offer self-performed construction services including site work, concrete forming and placement and steel erection. During 2006, we performed work on approximately 250 construction projects for over 130 federal, state and local government agencies or authorities and private customers. Our headquarters are in Framingham, Massachusetts, and we have twelve other principal offices throughout the United States. Our common stock is listed on the New York Stock Exchange under the symbol “PCR”.

        Our business is conducted through three primary segments: building, civil, and management services. Our building segment, comprised of Perini Building Company, James A. Cummings, Inc., or Cummings, and Rudolph and Sletten, Inc., focuses on large, complex projects in the hospitality and gaming, sports and entertainment, educational, transportation, healthcare, biotech, pharmaceutical and high-tech markets. Our civil segment is comprised of Perini Civil Construction and Cherry Hill Construction, Inc., or Cherry Hill, and focuses on public works construction primarily in the northeastern and mid-Atlantic United States, including the repair, replacement and reconstruction of the public infrastructure such as highways, bridges, mass transit systems and wastewater treatment facilities. Our management services segment provides diversified construction, design-build and maintenance services to the U.S. military and government agencies as well as surety companies and multi-national corporations in the United States and overseas.

Business Segment Overview

Building Segment

        Our building segment has significant experience providing services to a number of high growth, specialized building markets, including the hospitality and gaming, sports and entertainment, educational, transportation, healthcare, biotech, pharmaceutical and high-tech markets. We believe our success within the building segment results from our proven ability to manage and perform large, complex projects with aggressive fast-track schedules, elaborate designs and advanced mechanical, electrical and life safety systems while providing accurate budgeting and strict quality control. Although price is a key competitive factor, we believe our strong reputation, long-standing customer relationships and significant level of repeat and referral business have enabled us to achieve our leading position.

        We believe the hospitality and gaming market provides significant opportunities for growth. We are a recognized leader in this market, specializing in the construction of high-end destination resorts and casinos and Native American developments. We work with hotel operators, Native American tribal councils, developers and architectural firms to provide diversified construction services to meet the challenges of new construction and renovation of hotel and resort properties. We believe that our reputation for completing projects on time is a significant competitive advantage in this market, as any delay in project completion may result in significant loss of revenues for the customer. In its 2006 rankings based on revenue, ENR ranked us as the nation’s 19th largest contractor in the general building market, the largest builder in the hotel, motel and convention center market and the 20th largest builder in both the entertainment and multi-unit residential markets.

        As a result of our reputation and track record, we have been awarded and are currently working on contracts for several marquee projects in the hospitality and gaming market, including Project CityCenter in Las Vegas for MGM MIRAGE, the Trump International Hotel and Tower in Las Vegas, The Cosmopolitan Resort and Casino in Las Vegas, the Foxwoods Resort Casino expansion in Connecticut and the Gaylord National Resort and Convention Center in the Washington, DC area. We also have completed work on several other marquee projects in the hospitality and gaming market, including Paris Las Vegas, Mohegan Sun in Connecticut, the Morongo Casino Resort and Spa and the Pechanga Resort and Casino, both in California, the Seminole Hard Rock Hotels and Casinos in Florida, and the Red Rock Casino Resort Spa and the Augustus Tower at Caesars Palace, both in Las Vegas. In other end markets, we have constructed large, complex projects such as the Airport Parking Garage and Rental Car Facility in Ft. Lauderdale, FL; the Florida International University Health and Life Sciences Building in Miami, FL; the Glendale Arena in Glendale, AZ; the Stanford University Cancer Center in Stanford, CA; the Johnson & Johnson Pharmaceutical R&D Expansion in La Jolla, CA; and the Kaiser Hospital and Medical Office Building in Santa Clara, CA.

        In January 2003, the acquisition of Cummings expanded our presence in the southeastern region of the United States. Cummings specializes in the construction of schools, municipal buildings and commercial developments. In October 2005, we acquired Rudolph and Sletten, an established building contractor and construction management company based in Redwood City, California, to expand our presence on the west coast of the United States. Rudolph and Sletten specializes in the construction of corporate campuses and healthcare, biotech, pharmaceutical and high-tech projects.

Civil Segment

        Our civil segment specializes in public works construction and the repair, replacement and reconstruction of infrastructure, primarily in the northeastern and mid-Atlantic United States. Our civil contracting services include construction and rehabilitation of highways, bridges, mass transit systems and wastewater treatment facilities. Our customers primarily award contracts through one of two methods: the traditional public “competitive bid” method, in which price is the major determining factor, or through a request for proposals where contracts are awarded based on a combination of technical capability and price. Traditionally, our customers require each contractor to pre-qualify for construction business by meeting criteria that include technical capabilities and financial strength. We believe that our financial strength and outstanding record of performance on challenging civil works projects enables us to pre-qualify for projects in situations where smaller, less diversified contractors are unable to meet the qualification requirements. We believe this is a competitive advantage that makes us an attractive partner on the largest infrastructure projects and prestigious DBOM (design-build-operate-maintain) contracts, which combine the nation’s top contractors with engineering firms, equipment manufacturers and project development consultants in a competitive bid selection process to execute highly sophisticated public works projects.

        We have been active in civil construction since 1894 and believe we have developed a particular expertise in large, complex civil construction projects. ENR’s 2006 rankings based on revenue place us as the 11th largest builder in the United States in the mass transit and rail market and the 23rd largest builder in the bridge construction market. We have completed or are currently working on some of the most significant civil construction projects in the northeastern United States, including multiple portions of the Boston’s “Big Dig” project; New Jersey Light Rail Transit; rehabilitations of the Triborough, Williamsburg and Whitestone bridges in New York City; Jamaica Station transportation center in New York; and sections of both the Brooklyn-Queens Expressway and the Long Island Expressway.

        In January 2005, we acquired Cherry Hill to expand our presence in the mid-Atlantic and southeastern regions of the United States. Cherry Hill specializes in excavation, foundations, paving and construction of civil infrastructure.

Management Services Segment

        Our management services segment provides diversified construction, design-build and maintenance services to the U.S. military and government agencies as well as surety companies and multi-national corporations in the United States and overseas. We believe customers choose our services based on our ability to plan and execute rapid response assignments and multi-year contracts through our diversified construction and design-build abilities. In addition, we believe we have demonstrated consistently superior performance on competitively bid or negotiated multi-year, multi-trade, task order and ID/IQ (Indefinite Delivery/Indefinite Quantity) construction programs. We have been chosen by the federal government for significant projects related to defense and reconstruction projects in Iraq and Afghanistan. For example, we are currently working on overhead protection projects throughout Iraq. In addition, we completed work on the design and construction of four military bases in Afghanistan for the Afghan National Army.

        We believe we are well positioned to capture additional management services projects that involve long-term contracts and provide a recurring source of revenues as the level of government expenditures for defense and homeland security has increased in response to the global threat of terrorism. For example, we have completed all work on a multi-year contract with the U.S. Department of State, Office of Overseas Buildings Operations, to perform design-build security upgrades at 27 U.S. embassies and consulates throughout the world. In addition, our proven abilities with federal government projects have enabled us to win contracts from private defense contractors who are executing projects for the federal government. For example, we have completed design and construction contracts with Raytheon Integrated Defense Systems for upgrades to radar facilities at Beale Air Force Base in California, the Cobra Dane Facility on Shemya Island, Alaska, and at a Royal Air Force facility in Fylingdales, England to meet the requirements of a new early warning radar system.

        We also provide diversified management services to surety companies and multi-national corporations. We are under agreement with a major North American surety company to provide rapid response, contract completion services. Upon notification from the surety of a contractor bond default, we provide management or general contracting services to fulfill the contractual and financial obligations of the surety.

Markets and Customers

        Information on lines of business and foreign business is included under the following captions of this Annual Report on Form 10-K for the year ended December 31, 2006.

                                                                                                     Annual Report
                                                                                                     on Form 10-K
                                            Caption                                                   Page Number
                                                                                                   -----------------
Selected Consolidated Financial Information                                                             26 - 27
Management's Discussion and Analysis of Financial Condition and Results of Operations                   28 - 41
Note 11 of Notes to Consolidated Financial Statements entitled "Business Segments"                      79 - 81

        While the “Selected Consolidated Financial Information” presents certain business segment information for purposes of consistency of presentation for the five years ended December 31, 2006, additional business segment information required by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information”, for the three years ended December 31, 2006 is included in Note 11 of Notes to Consolidated Financial Statements.

        Our construction services are targeted toward end markets that are diversified across project types, client characteristics and geographic locations. Revenues by business segment for each of the three years in the period ended December 31, 2006 are set forth below:

                                                 Revenues by Segment
                                                Year Ended December 31,
                                      ---------------------------------------------
                                          2006            2005            2004
                                      -------------   -------------   -------------
                                                     (in thousands)
Building                                $2,515,051     $ 1,181,103     $ 1,298,771
Civil                                      281,137         275,584         138,095
Management Services                        246,651         276,790         405,449
                                      -------------   -------------   -------------
     Total                              $3,042,839     $ 1,733,477     $ 1,842,315
                                      =============   =============   =============

        Revenues by end market for the building segment for each of the three years in the period ended December 31, 2006 are set forth below:

                                          Building Segment Revenues by End Market
                                      ---------------------------------------------
                                          2006            2005            2004
                                      -------------   --------------  -------------
                                              (in thousands)
Hospitality and Gaming                  $1,100,720     $   748,333     $ 1,042,671
Sports and Entertainment                    13,916           5,035          10,753
Education Facilities                       163,145         107,444         111,296
Transportation Facilities                   14,747           9,171          34,801
Healthcare Facilities                      500,387         118,335          25,206
Condominiums                               423,554          82,028           5,274
Other                                      298,582         110,757          68,770
                                       -------------  --------------   -------------
     Total                              $2,515,051     $ 1,181,103      $ 1,298,771
                                       =============  ==============   =============

         Revenues by end market for the civil segment for each of the three years in the period ended December 31, 2006 are set forth below:

                                           Civil Segment Revenues by End Market
                                      ----------------------------------------------
                                         2006             2005              2004
                                      -------------   --------------   -------------
                                                      (in thousands)
Highways                               $  97,555       $    69,464       $   17,394
Bridges                                   78,603            53,102           39,868
Mass Transit                              29,363            57,247           46,509
Sitework                                  40,794            53,321                -
Wastewater Treatment and Other            34,822            42,450           34,324
                                      ------------     -------------    ------------
     Total                             $ 281,137       $   275,584       $  138,095
                                      ============     =============    ============

        Revenues by end market for the management services segment for each of the three years in the period ended December 31, 2006 are set forth below:

                                             Management Services Segment
                                                 Revenues by End Market
                                      ----------------------------------------------
                                         2006             2005              2004
                                      -------------    -------------    ------------
                                                       (in thousands)
U.S. Government Services               $ 155,468        $  188,147       $  329,095
Power Facilities Maintenance              73,308            69,320           59,945
Other                                     17,875            19,323           16,409
                                      -------------    -------------    ------------
     Total                             $ 246,651        $  276,790       $  405,449
                                      =============    =============    ============

        We provide our services to a broad range of private and public customers. The allocation of our revenues by client source for each of the three years in the period ended December 31, 2006 are set forth below:

                                             Revenues by Client Source
                                              Year Ended December 31,
                                           -------------------------------
                                            2006        2005       2004
                                           --------    -------    --------

Private Owners                               82%        69%         67%
State and Local Governments                  13          19         15
Federal Governmental Agencies                 5          12         18
                                           --------    -------    --------
                                            100%        100%       100%
                                           ========    =======    ========

        Private Owners. We derived approximately 82% of our revenues from private customers during 2006. Our private customers include major hospitality and gaming resort owners, Native American sovereign nations, public corporations, private developers and healthcare companies. We provide services to our private customers primarily through negotiated contract arrangements, as opposed to competitive bids.

        State and Local Governments. We derived approximately 13% of our revenues from state and local government customers during 2006. Our state and local government customers include state transportation departments, state and local correctional departments, metropolitan authorities, cities, municipal agencies, school districts and public universities. We provide services to our state and local customers primarily pursuant to contracts awarded through competitive bidding processes. Our civil contracting services are concentrated in the northeastern and mid-Atlantic United States. Our building construction services for state and local government customers, which have included schools and dormitories, correctional and healthcare facilities, parking structures and municipal buildings, are in locations throughout the country. Since our acquisition of Cummings in January 2003, we have been active in providing construction services for local government customers in Florida.

        Federal Governmental Agencies. We derived approximately 5% of our revenues from federal governmental agencies during 2006. These agencies have included the U.S. State Department, the U.S. Navy, the U.S. Army Corps of Engineers and the U.S. Air Force. We provide services to federal agencies primarily pursuant to contracts for specific or multi-year assignments that involve new construction or infrastructure improvements. A substantial portion of our revenues from federal agencies is derived from projects in overseas locations. We expect this to continue for the foreseeable future as a result of our expanding base of experience and relationships with federal agencies, together with an anticipated favorable expenditure trend for defense, security and reconstruction work.

Backlog

        We include a construction project in our backlog at such time as a contract is awarded or a firm letter of commitment is obtained and funding is in place. As a result, we believe the backlog figures are firm, subject only to the cancellation provisions contained in the various contracts. Historically, these provisions have not had a material adverse effect on us.

        As of December 31, 2006, we had a record year-end construction backlog of $8.451 billion compared to $7.898 billion at December 31, 2005 and $1.151 billion at December 31, 2004. Backlog is summarized below by business segment as of December 31, 2006 and 2005:

                                             Backlog by Business Segment
                                  -------------------------------------------------
                                         December 31,             December 31,
                                            2006                      2005
                                  ------------------------   ----------------------
                                               (dollars in thousands)
Building                            $ 7,832,357      93%      $ 7,180,369      91%
Civil                                   429,685       5           422,988       5
Management Services                     189,339       2           294,427       4
                                  --------------   -------   -------------    -----
     Total                          $ 8,451,381     100%      $ 7,897,784     100%
                                  ==============   =======   =============    =====

        We estimate that approximately $4.9 billion, or 58%, of our backlog at December 31, 2006 will not be completed in 2007.

        Backlog by end market for the building segment as of December 31, 2006 and 2005 is set forth below:

                                          Building Segment Backlog by End Market
                                  -------------------------------------------------
                                         December 31,             December 31,
                                            2006                      2005
                                  ------------------------   ----------------------
                                                  (dollars in thousands)
Hospitality and Gaming              $  4,729,949     61%      $ 5,577,482      78%
Sports and Entertainment                 108,257      1            12,227       -
Education Facilities                     373,992      5           104,646       1
Transportation Facilities                 27,606                    6,807       -
Healthcare Facilities                    881,223     11           786,644      11
Condominiums                           1,707,799     22           489,321       7
Other                                      3,531                  203,242       3
                                  ---------------  -------   ---------------  -----
     Total                          $  7,832,357    100%      $ 7,180,369     100%
                                  ===============  =======   ===============  =====

        Backlog by end market for the civil segment as of December 31, 2006 and 2005 is set forth below:

                                          Civil Segment Backlog by End Market
                                  -------------------------------------------------
                                         December 31,             December 31,
                                            2006                      2005
                                  ------------------------   ----------------------
                                                    (dollars in thousands)
Highways                            $    180,229     42%      $   193,162      46%
Bridges                                  176,469     42           106,956      25
Mass Transit                               6,023      1            32,891       8
Sitework                                   6,167      1            37,666       9
Wastewater Treatment and Other            60,797     14            52,313      12
                                  ---------------  --------  ---------------  -----
     Total                          $    429,685    100%     $   422,988      100%
                                  ===============  ========  ===============  =====

        Backlog by end market for the management services segment as of December 31, 2006 and 2005 is set forth below:

                               Management Services Segment Backlog by End Market
                                  -------------------------------------------------
                                         December 31,             December 31,
                                            2006                      2005
                                  ------------------------   ----------------------
                                                    (dollars in thousands)
U.S. Government Services          $   177,853         94%     $   213,228      72%
Power Facilities Maintenance                -          -           72,856      25
Other                                  11,486          6            8,343       3
                                 -------------     --------  ------------    ------
     Total                        $   189,339        100%     $   294,427     100%
                                 =============     ========  ==============   =====

Competition

        The construction industry is highly competitive and the markets in which we compete include numerous competitors, some of which have greater financial and other resources than we do. In certain end markets of the building segment, such as hospitality and gaming, we are one of the largest providers of construction services in the United States, but within other end markets of the building segment, and within the civil and management services segments, there are competitors with significantly greater capabilities and resources. In our building segment, we compete with a variety of national and regional contractors. In the west, our primary competitors are Marnell-Carrao, Huntcor and McCarthy. In the northeast, our primary competitors are Suffolk, Gilbane and Turner and in the southeast our primary competitors include Centex-Rooney, James B. Pirtle and Whiting-Turner. In our management services segment, we compete principally with national engineering and construction firms such as Fluor, Washington Group International and Kellogg Brown & Root. In our civil segment, we compete principally with large civil construction firms that operate in the northeast, including Slattery/Skanska, Granite Construction/Halmar, Tully and Schiavone. We believe price, experience, reputation, responsiveness, customer relationships, project completion track record and quality of work are key factors in customers awarding contracts across our end markets.

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

        Historically, a high percentage of our contracts have been of the GMP and fixed price type. A summary of revenues and backlog by type of contract for each of the three years in the period ended December 31, 2006 follows:

                                     Revenues for the
                                 Year Ended December 31,
                               ----------------------------
                                 2006       2005      2004
                               -------    -------   -------

Cost Plus, GMP or CM             85%        75%       80%
Fixed Price                      15         25        20
                               -------    -------   -------
                                100%       100%      100%
                               =======    =======   =======

                                      Backlog as of
                                      December 31,
                               ----------------------------
                                 2006       2005      2004
                               -------    -------   -------

Cost Plus, GMP or CM             92%        92%       68%
Fixed Price                       8          8        32
                               -------    -------   -------
                                100%       100%      100%
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

         After deciding which contracts to pursue, we generally have to complete a prequalification process with the applicable agency or customer. The prequalification process generally limits bidders to those companies with the operational experience and financial capability to effectively complete the particular project(s) in accordance with the plans, specifications and construction schedule.

        Our estimating process typically involves three phases. Initially, we perform a detailed review of the plans and specifications, summarize the various types of work involved and related estimated quantities, determine the project duration or schedule and highlight the unique and riskier aspects of the project. After the initial review, we decide whether or not to continue to pursue the project. If the answer is positive, we perform the second phase of the estimating process which consists of estimating the cost and availability of labor, material, equipment, subcontractors and the project team required to complete the project on time and in accordance with the plans and specifications. The final phase consists of a detailed review of the estimate by management including, among other things, assumptions regarding cost, approach, means and methods, productivity and risk. After the final review of the cost estimate, management adds an amount for profit to arrive at the total bid amount.

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

Construction Costs

        While our business may experience some adverse consequences if shortages develop or if prices for materials, labor or equipment increase excessively, provisions in certain types of contracts often shift all or a major portion of any adverse impact to the customer. On our fixed price contracts, we attempt to insulate ourselves from the unfavorable effects of inflation by incorporating escalating wage and price assumptions, where appropriate, into our construction cost estimates and by obtaining firm fixed price quotes from major subcontractors and material suppliers at the time of the bid period. Construction and other materials used in our construction activities are generally available locally from multiple sources and have been in adequate supply during recent years. Construction work in selected overseas areas primarily employs expatriate and local labor which can usually be obtained as required.

Environmental Matters

        Our properties and operations are subject to federal, state and municipal laws and regulations relating to the protection of the environment, including requirements for water discharges, air emissions, the use, management and disposal of solid or hazardous materials or wastes and the cleanup of contamination. For example, we must apply water or chemicals to reduce dust on road construction projects and to contain contaminants in storm run-off water at construction sites. In certain circumstances, we may also be required to hire subcontractors to dispose of hazardous materials encountered on a project in accordance with a plan approved in advance by the owner. We believe that we are in substantial compliance with all applicable laws and regulations; however, future requirements or amendments to current laws or regulations imposing more stringent requirements could require us to incur additional costs to maintain or achieve compliance.

        In addition, some environmental laws, such as the U.S. federal "Superfund" law and similar state statutes, can impose liability for the entire cost of cleanup of contaminated sites upon any of the current or former owners or operators or upon parties who sent wastes to these sites, regardless of who owned the site at the time of the release or the lawfulness of the original disposal activity. Contaminants have been detected at some of the sites that we own, or where we worked as a contractor in the past, and we have incurred costs for investigation or remediation of hazardous substances. We believe that our liability for these sites will not be material, either individually or in the aggregate, and have pollution legal liability insurance available for such matters. We believe that we have minimal exposure to environmental liability as a result of the activities of Perini

Environmental Services, Inc., or Perini Environmental, a wholly owned subsidiary of Perini that was phased out during 1997. Perini Environmental provided hazardous waste engineering and construction services to both private clients and public agencies nationwide. Perini Environmental was responsible for compliance with applicable laws in connection with its activities; however, Perini and Perini Environmental generally carried insurance or received indemnification from customers to cover the risks associated with the remediation business.

        We own real estate in seven states and, as an owner, are subject to laws governing environmental responsibility and liability based on ownership. We are not aware of any significant environmental liability associated with our ownership of real estate.

Insurance and Bonding

        All of our properties and equipment, both directly owned or owned through joint ventures with others, are covered by insurance and we believe that such insurance is adequate. In addition, we maintain general liability, excess liability and workers' compensation insurance in amounts that we believe are consistent with our risk of loss and industry practice. Due to tight conditions in the insurance market, since the beginning of 2002 we have been purchasing workers' compensation and general liability policies at substantially higher premiums with a self-insured deductible limit of $250,000 per occurrence, with appropriate aggregate caps on losses retained.

        As a normal part of the construction business, we are often required to provide various types of surety bonds as an additional level of security of our performance. We have surety arrangements with several sureties, one of which we have dealt with for over 80 years, and another of which formerly was a major holder of our outstanding common stock prior to selling all of its shares of our common stock in December 2005. (See Note 12 of Notes to Consolidated Financial Statements.) We also require many of our higher risk subcontractors to provide surety bonds as security for their performance. Since 2005, we also have purchased, from one of our larger sureties, a bonding insurance product on certain jobs to insure against the risk of subcontractor default as opposed to having subcontractors provide traditional payment and performance bonds.

Employees

        The total number of personnel employed by us is subject to seasonal fluctuations, the volume of construction in progress and the relative amount of work performed by subcontractors. During 2006, our average number of employees was approximately 5,275 with a maximum of approximately 6,475 and a minimum of approximately 4,300.

        We operate primarily as a union contractor. As such, we are signatory to numerous local and regional collective bargaining agreements, both directly and through trade associations, throughout the country. These agreements cover all necessary union crafts and are subject to various renewal dates. Estimated amounts for wage escalation related to the expiration of union contracts are included in our bids on various projects and, as a result, the expiration of any union contract in the next fiscal year is not expected to have any material impact on us. As of December 31, 2006, approximately 3,000 of our total of 4,700 employees were union employees. During the past several years, we have not experienced any work stoppages caused by our union employees.

Available Information

        Our website address is www.perini.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. We make available, free of charge on our Internet website, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after we have electronically filed such materials with, or furnished it to, the United States Securities and Exchange Commission. You may read and copy any document we file at the SEC Headquarters, Office of Investor Education and Assistance, 100 F Street, NE, Washington, D.C. 20549. Also available on our website are our Code of Business Conduct and Ethics, Corporate Governance Guidelines, the charters of the Committees of our Board of Directors and reports under Section 16 of the Exchange Act of transactions in our stock by our directors and executive officers.

ITEM 1A. RISK FACTORS

        We are subject to a number of risks, including those summarized below. Such risks could have a material adverse effect on our financial condition, results of operations and cash flows. See our disclosure under "Forward-looking Statements" on page 2.

Risks Relating to Our Business:

We may not fully realize the revenue value reported in our backlog.

        As of December 31, 2006, our backlog of uncompleted construction work was approximately $8.5 billion which represents a 7% increase from our backlog of $7.9 billion as of December 31, 2005. We include a construction project in our backlog at such time as a contract is awarded or a firm letter of commitment is obtained and funding is in place. The revenue projected in our backlog may not be realized or, if realized, may not result in profits. For example, if a project reflected in our backlog is terminated, suspended or reduced in scope, it would result in a reduction to our backlog which would reduce, potentially to a material extent, the revenues and profits we actually received from contracts in backlog. If a customer cancels a project, we may be reimbursed for certain costs but typically have no contractual right to the total revenues reflected in our backlog. Significant cancellations or delays of projects in our backlog could have a material adverse effect on our revenues, cash flows and profits.

We will require substantial personnel resources to execute and perform on our contracts in backlog.

        Our ability to execute and perform on our contracts in backlog depends in large part upon our ability to hire and retain highly skilled personnel, including engineering, project management and senior management professionals. In addition, our construction projects require a significant amount of trade labor resources, such as carpenters, masons and other skilled workers. Given the recent increase in our contract backlog, we will require even more qualified personnel to perform construction projects on time and within budget. Recent growth in the construction industry, particularly in areas with significant building activity such as Las Vegas, Nevada, has led to a corresponding increase in the demand for personnel resources and, in some cases, could result in labor shortages for certain types of personnel. Competition for these employees is intense. In the event we are unable to attract, hire and retain the requisite personnel necessary to execute and perform on our contract backlog, we may experience delays in completing projects in accordance with project schedules, which may have an adverse effect on our financial results and harm our reputation. Further, the increased demand for personnel may result in higher labor costs which could cause us to exceed the budget on a project, which in turn may have an adverse effect on our results of operations and harm our relationships with our customers. In addition, if we lack the personnel necessary to perform on our current contract backlog, we may find it necessary to curtail our pursuit of new projects.

We are subject to significant legal proceedings, which, if determined adversely to us, could harm our reputation, preclude us from bidding on future projects and/or have a material adverse effect on us.

        We are involved in various lawsuits, including the legal proceedings described under Item 3 -- "Legal Proceedings." Litigation is inherently uncertain and it is not possible to predict what the final outcome will be of any legal proceeding. A final judgment against us would require us to record the related liability and fund the payment of the judgment and, if such adverse judgment is significant, it could have a material adverse effect on us. Legal proceedings resulting in judgments or findings against us may harm our reputation and prospects for future contract awards.

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

        Also, unapproved change orders, contract disputes or claims cause us to incur costs that cannot be billed currently and therefore may be reflected as "unbilled work" in our balance sheet. See Note 1(d) of Notes to Consolidated Financial Statements. To the extent our actual recoveries with respect to unapproved change orders, contract disputes or claims are lower than our estimates, the amount of any shortfall will reduce our revenues and the amount of unbilled work recorded on our balance sheet, and could have a material adverse effect on our working capital, results of operations and cash flows. In addition, any delay caused by the extra work may adversely impact the timely scheduling of other project work and our ability to meet specified contract milestone dates. For example, we are currently, along with our joint venture partners, pursuing a series of claims for additional contract time and compensation against the Massachusetts Highway Department for work performed and cost incurred by the joint venture on a portion of the Central Artery/Tunnel project in Boston, Massachusetts. During construction, the Massachusetts Highway Department ordered the joint venture to perform changes to the work and issued related direct cost changes with an estimated value, excluding time delay and inefficiency costs, in excess of $100 million. In addition, we encountered a number of unforeseen conditions during construction that greatly increased our cost of performance. See Item 3.-- "Legal Proceedings."

Economic, political and other risks associated with our international operations involve risks not faced by our domestic competitors, which could adversely affect our revenues and earnings.

         We derived approximately 5% of our revenues for the year ended December 31, 2006 from our work on projects located outside of the United States, including projects in Iraq and Afghanistan. We expect non-U.S. projects to continue to contribute to our revenues and earnings for the foreseeable future. Our international operations expose us to risks inherent in doing business in hostile regions outside the United States, including:

  political risks, including risks of loss due to civil disturbances, guerilla activities and insurrection;

  acts of terrorism and acts of war;

  unstable economic, financial and market conditions;

  potential incompatibility with foreign joint venture partners, subcontractors and vendors;

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

A decrease in U.S. government funding or change in government plans, particularly with respect to construction projects in Iraq and Afghanistan, as well as the risks associated with undertaking projects in these countries, could adversely affect the continuation of existing projects or the number of projects available to us in the future.

        We have performed design-build security upgrades at United States embassies and consulates throughout the world, and we are currently engaged in significant building activities in Iraq. The United States federal government has approved various spending bills for the reconstruction and defense of Iraq and Afghanistan and has allocated significant funds to the defense of United States interests around the world from the threat of terrorism. A decrease in government funding of these projects or a decision by the United States federal government to reduce or eliminate the use of outside contractors to perform this work would decrease the number of projects available to us and limit our ability to obtain new contracts in this area.

        Our projects in Iraq and Afghanistan and other areas of political and economic instability carry with them specific security and operational risks. Intentional or unintentional acts in those countries could result in damage to our construction sites or harm to our employees and could result in our decision to withdraw our operations from the area. Also, as a result of these acts, the United States federal government could decide to cancel or suspend our operations in these areas.

Increased regulation of the hospitality and gaming industry could reduce the number of future hospitality and gaming projects available, which, in turn, could adversely affect our future earnings.

        The hospitality and gaming industry is regulated extensively by federal and state regulatory bodies, including state gaming commissions, the National Indian Gaming Commission and federal and state taxing and law enforcement agencies. From time to time, legislation is proposed in the legislatures of some of these jurisdictions that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the hospitality and gaming industry. Legislation of this type may be enacted in the future. The United States federal government has also previously considered a federal tax on casino revenues and may consider such a tax in the future. In addition, companies that operate in the hospitality and gaming industry are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. For example, a tax law enacted in Nevada in July, 2003 increased the taxes applicable to Nevada gaming operations. Similar legislation or new hospitality and gaming regulations could deter future hospitality and gaming construction projects in jurisdictions in which we derive significant revenues. As a result, the enactment of such legislation or regulations could adversely affect our future earnings.

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

         We generally enter into four principal types of contracts with our clients: fixed price contracts, cost plus fee contracts, guaranteed maximum price contracts, and, to a lesser extent, construction management or design-build contracts. We derive a significant portion of our civil construction segment and management services segment revenues and backlog from fixed price contracts.

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

  Construction management contracts are those under which we agree to manage a project for a customer for an agreed upon fee, which may be fixed or may vary based upon negotiated factors. Profitability on these types of contracts is impacted by changes in the scope of work or design issues, which could cause cost overruns beyond our control and limit profits on these contracts.

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

        We are a provider of services to U.S. government agencies and therefore are exposed to risks associated with government contracting. We must observe laws and regulations relating to the formation, administration and performance of government contracts which affect how we do business with our U.S. government customers and may impose added costs on our business. For example, the Federal Acquisition Regulations and the industrial security regulations of the U.S. Department of Defense and related laws include provisions that allow our U.S. government customers to terminate or not renew our contracts if we come under foreign ownership, control or influence and require us to disclose and certify cost and pricing data in connection with contract negotiations.

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

        As part of our business, we enter into joint venture arrangements typically to jointly bid on and execute particular projects, thereby reducing our financial or operational risk with respect to such projects. Success on these joint projects depends in large part on whether our joint venture partners satisfy their contractual obligations. We and our joint venture partners are generally jointly and severally liable for all liabilities and obligations of our joint ventures. If a joint venture partner fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our partner's shortfall. For example, our joint venture partner, Mergentime, was financially unable to fulfill its financial obligations to satisfy the $40.4 million liability to the Washington Metropolitan Area Transit Authority resulting from the judgment recorded in 2005. Consequentially, we paid the entire amount of that judgment against the joint ventures. Further, if we are unable to adequately address our partner's performance issues, the customer may terminate the project, which could result in legal liability to us, harm our reputation, and reduce our profit on a project.

Our pension plan is underfunded and we may be required to make significant future contributions to the plan.

        Our defined benefit pension plan is a non-contributory pension plan covering substantially all of our employees. Benefits under our pension plan were frozen as of June 1, 2004. As of December 31, 2006, our pension plan was underfunded by approximately $12.7 million. We are required to make cash contributions to our pension plan to the extent necessary to comply with minimum funding requirements imposed by employee benefit and tax laws. The amount of any such required contributions is determined based on an annual actuarial valuation of the plan as performed by the plan's actuaries. During 2006, we voluntarily contributed $6.0 million in cash to our defined benefit pension plan. The amount of our future contributions will depend upon asset returns, then-current discount rates and a number of other factors, and, as a result, the amount we may elect or be required to contribute to our pension plan in the future may vary significantly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies--Defined Benefit Retirement Plan."

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

        Consumer spending in the hospitality and gaming industry is discretionary and may decline during economic downturns, when consumers have less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in hospitality and gaming operations, as consumers may spend less in anticipation of a potential economic downturn. Decreased spending in the hospitality and gaming market could deter new projects within the industry and the expansion or renovation of existing hospitality and gaming facilities, which could negatively impact our revenues and earnings.

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

        Certain of our directors serve or may serve as officers, directors or principals of our joint venture partners or our competitors. Ronald N. Tutor, our chief executive officer and chairman of our board of directors, is the sole shareholder and chief executive officer of Tutor-Saliba Corporation, or Tutor-Saliba, a California corporation that owns approximately 11.4% of our common stock. Mr. Tutor also devotes a substantial amount of time to the business activities of Tutor-Saliba. Like us, Tutor-Saliba is engaged in the construction industry, and we have participated in joint ventures with Tutor-Saliba and expect to continue to do so. In addition, we have also participated in certain joint ventures with O&G Industries, Inc., whose Vice-Chairman is Raymond R. Oneglia, one of our directors. As in any joint venture, we could have disagreements with our joint venture partner over the operation of a joint venture or a joint venture could be involved in disputes with third parties, where we may or may not have an identity of interest with our joint venture partner. These relationships also may create conflicts of interest including new business and other corporate opportunities.

We would face risks associated with environmental laws.

        We are subject to federal, state and local environmental laws and regulations, governing activities and operations that may have environmental or health and safety effects, such as the discharge of pollutants into the environment, the handling, storage and disposal of solid or hazardous materials or wastes and the investigation and remediation of contamination. We may be responsible for the investigation and remediation of environmental conditions at currently and formerly owned, leased, operated or used sites. We may be subject to associated liabilities, including liabilities for natural resource damage, third party property damage or personal injury resulting from lawsuits brought by the government or private litigants, relating to our operations, the operations of our facilities, or the land on which our facilities are located. We may be subject to these liabilities regardless of whether we lease or own the facility, and regardless of whether such environmental conditions were created by us or by a prior owner or tenant, or by a third party or a neighboring facility whose operations may have affected such facility or land. This is because liability for contamination under certain environmental laws can be imposed on the current or past owners or operators of a site without regard to fault. Moreover, in the course of our operations, hazardous wastes may be generated at third party owned or operated sites, and hazardous wastes may be disposed of or treated at third party owned or operated disposal sites. If those sites become contaminated, we could also be held responsible for the cost of investigating and remediating those sites, for any associated natural resource damage, and for civil or criminal fines or penalties.

Our reputation may be harmed and our future earnings may be negatively impacted if we are unable to retain key members of our management.

        Our business substantially depends on the continued service of key members of our management, particularly Ronald N. Tutor, Robert Band, Craig W. Shaw, Mark A. Caspers, John A. Loftus, Martin B. Sisemore and Michael E. Ciskey, who, collectively, have an average of 32 years in the construction industry and 22 years with us. Losing the services of any of these individuals could adversely affect our business until a suitable replacement can be found. We believe that they could not quickly be replaced with executives of equal experience and capabilities. None of these executives is bound by employment agreements with us and we do not maintain key person life insurance policies on any of these executives.

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

        In addition, our credit facility prohibits us from incurring debt from other sources without the consent of our lenders.

        Our credit facility contains financial covenants that require us to maintain minimum net worth, fixed charge coverage and asset coverage levels as well as a maximum leverage ratio. Our ability to borrow funds for any purpose will depend on our satisfying these tests.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

         None.

ITEM 2. PROPERTIES

        Properties used in our construction operations are summarized below:

                                          Business                           Owned or            Approximate        Approximate Square
                                         Segment(s)                      Leased by Perini           Acres          Feet of Office Space
                           ----------------------------------------     -------------------     --------------     ---------------------
   Principal Offices
------------------------
Framingham, MA               Building, Civil and Management Services          Owned                   9                  100,000
Redwood City, CA                          Building                            Leased                  -                   44,900
Phoenix, AZ                               Building                            Leased                  -                   28,400
Jessup, MD                                  Civil                             Owned                   3                   27,200
Irvine, CA                                Building                            Owned                   2                   24,400
Peekskill, NY                               Civil                             Owned                   2                   21,000
Ft. Lauderdale, FL                        Building                            Leased                  -                   17,500
Roseville, CA                             Building                            Leased                  -                   13,100
San Diego, CA                             Building                            Leased                  -                   13,000
Las Vegas, NV                             Building                            Leased                  -                    6,300
Bartow, FL                                  Civil                             Owned                   4                    5,000
Celebration, FL                           Building                            Leased                  -                    4,800
West Palm Beach, FL                       Building                            Leased                  -                    1,300
                                                                                                --------------     ---------------------
                                                                                                     20                  306,900
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

ITEM 3. LEGAL PROCEEDINGS

Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter

        During 1995, a joint venture, Tutor-Saliba-Perini, or the Joint Venture, in which Perini Corporation, or Perini, is the 40% minority partner and Tutor-Saliba Corporation, or Tutor-Saliba, of Sylmar, California is the 60% managing partner, filed a complaint in the Superior Court of the State of California for the County of Los Angeles against the Los Angeles County Metropolitan Transportation Authority, or LAMTA, seeking to recover costs for extra work required by LAMTA in connection with the construction of certain tunnel and station projects. In 1999, LAMTA countered with civil claims under the California False Claims Act (“CFCA”) against the Joint Venture, Tutor-Saliba and Perini jointly and severally (together, TSP).  Ronald N. Tutor, the Chairman and Chief Executive Officer of Perini since 2000, is also the chief executive officer and the sole stockholder of Tutor-Saliba.

        Claims concerning the construction of LAMTA projects were tried in 2001.  During the trial, based on the Joint Venture’s alleged failure to comply with the court’s discovery orders, the judge issued terminating sanctions that resulted in a substantial judgment against TSP.

        TSP appealed and, on January 25, 2005, the State of California Court of Appeal reversed the trial court’s entire judgment and found that the trial court judge had abused his discretion and had violated TSP’s due process rights, and had imposed impermissibly overbroad terminating sanctions.  The Court of Appeal also directed the trial court to dismiss LAMTA’s claims that TSP had violated the Unfair Competition Law (“UCL”) because LAMTA lacked standing to bring such a claim, and remanded the Joint Venture’s claims against LAMTA for extra work required by LAMTA and LAMTA’s counterclaim under the CFCA against TSP to the trial court for further proceedings, including a new trial.  LAMTA petitioned the Court of Appeal for rehearing and the California Supreme Court for review. Both petitions were denied and the case was remanded and reassigned for a new trial.

        In 2006, upon remand, the trial court allowed LAMTA to amend its cross-complaint to add the District Attorney as a party in order to have a plaintiff with standing to assert a UCL claim, and allowed a UCL claim to be added. The court also ordered that individual issues of the case be tried separately.

        On December 18, 2006, in the trial of the first issue, which arose out of a 1994 change order involving a Disadvantaged Business Enterprise subcontractor pass-through claim, the jury found that the Joint Venture had submitted two false claims for payment and had breached its contract with LAMTA and awarded LAMTA $111,651 in damages. The court will treble those damages and may award penalties up to $10,000 for each of the two claims. In addition, the court will determine whether there was one or more violations of the UCL. Each such violation may bear a penalty of up to $10,000. Briefing on issues of penalties is scheduled to be completed in March, 2007. A final judgment with respect to these claims will not be entered until the entire case has been resolved and is subject to appeal.

        On February 21, 2007, the court granted a Joint Venture motion and precluded LAMTA in future proceedings from presenting its claims that the Joint Venture breached its contract and violated the CFCA by allegedly “frontloading” the so called “B Series” contracts. The court ordered further briefing on LAMTA’s UCL claim on this issue.

        The Court has indicated that it would like the parties to resolve the entire case through mediation.

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

        On October 7, 2004, STP filed suit against Perini in New York State court seeking enforcement against Perini of a Guaranty Agreement that allegedly guarantees the performance and payment obligations of the subject RPJV/Siemens contract in an amount to be determined at trial, but not less than $27.0 million. This action has been stayed pending the arbitration.

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

The motion was denied and the arbitration award was confirmed.  As a result, a judgment was entered, as of September 29, 2006, in favor of RPJV and against STP in the sum of approximately $16.0 million, including prejudgment interest from April 13, 2006 through September 29, 2006, totaling approximately $0.3 million.  Interest accrues on the judgment from September 29, 2006 at 9% per annum.  STP has filed an appeal of the judgment.

        There will be a second phase of the arbitration, which will include claims which existed on or after September 29, 2003.   The parties exchanged statements of claim on July 24, 2006. RPJV’s claim is $23,183,341, plus interest.  STP’s claim is $17,500,000.  Discovery has started, but no hearings have been held. Hearings are scheduled to start in April, 2007.

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

        Certain of PKC’s claims have been presented to a Disputes Review Board, or DRB, which consists of three construction experts chosen by the parties. To date, the DRB has issued five binding awards on PKC’s claims. It has ruled that PKC is entitled to additional compensation for the first portion of its contract time delay claim in the amount of $17.4 million. On March 20, 2002, the Superior Court of the Commonwealth of Massachusetts approved PKC’s request to confirm the DRB’s $17.4 million award. The MHD appealed the Superior Court decision to the Appeals Court of the Commonwealth of Massachusetts, which affirmed the Superior Court’s confirmation of the DRB’s award on May 30, 2006.

        The DRB has also ruled on a binding basis that PKC is entitled to four additional compensation awards, less credits, totaling $39.8 million for impacts and inefficiencies caused by MHD to certain of PKC’s work.  The first two such awards, totaling $17.1 million, have been confirmed by the Superior Court and were not appealed.  MHD has filed actions in the Superior Court seeking to vacate the other two awards, and PKC has answered, seeking to confirm them. These actions have not yet been heard. PKC has taken the position that it is entitled to interest on each of the five binding DRB awards as provided in the awards. It appears that MHD will object to payment of any interest.

        Under the dispute resolution rules of the contract, either party may periodically terminate the services of some or all of the DRB members, provided that members who are removed under this provision will remain on the DRB through the completion of any then pending claims. The MHD removed the “Second DRB” members and the “Third DRB” members have been agreed upon and have begun hearing claims.  It is PKC’s position that the remaining claims, which have an anticipated value of approximately $104 million (exclusive of interest), are to be decided by the Third DRB on a binding basis. MHD disputes that the remaining claims before the Third DRB are to be decided on a binding basis.   Hearings before the Third DRB began in October, 2006 and are scheduled to occur throughout the remainder of 2007.

        Management has made an estimate of the total anticipated cost recovery on this project and it is included in revenue recorded to date. To the extent new facts become known or the final cost recovery included in the claim settlement varies from this estimate, the impact of the change will be reflected in the financial statements at that time.

        On August 14, 2002, the Massachusetts Attorney General’s office, pursuant to its authority under the Massachusetts False Claims Act, served a Civil Investigative Demand (“CID”) on Perini and the other joint venture partners. The CID sought the production of certain construction claims documentation in connection with the Central Artery/Tunnel Contract No. C11A1.  In September 2004, the Attorney General’s office presented a list of items that it believed constitutes possible false claims. PKC made a responsive presentation to the Attorney General’s office in January, 2005.  PKC vigorously denies that it submitted any false claims and is cooperating with the Attorney General’s office in the ongoing investigation.

Investigation by U.S. Attorney for Eastern District of New York

        In 2001, the Company received a grand jury subpoena for documents in connection with an investigation by the U.S. Attorney’s Office for the Eastern District of New York. The Company’s understanding is that the investigation concerns contracting with disadvantaged, minority, and women-owned businesses in the New York City area construction industry.  The Company has cooperated with the U. S. Attorney’s Office in the investigation and produced documents pursuant to the subpoena in 2001 and 2002.  In August 2006, the Company received two additional grand jury subpoenas for documents in connection with the same investigation.  The Company subsequently produced documents pursuant to those subpoenas, and continues to cooperate in the investigation. It is the Company’s understanding that lawyers for two individual Perini Civil employees also are in separate discussions with the U.S. Attorney’s Office related to the investigation.  On January 8, 2007, the Company was informed by the U.S. Attorney’s Office that the Company meets the definition of “subject” in the United States Attorney’s Manual.  That definition is “a person whose conduct is within the scope of the grand jury’s investigation.”  At the same time, the U.S. Attorney’s Office also wrote to the Company that “Perini has been cooperatively engaged in discussions with this office and that we are considering a civil settlement with regard to Perini.”  The Company is unable to evaluate the potential impact, if any, of the investigation at this time.

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

Name, Offices Held and Age                 Year First Elected to Present Office and Business Experience

Ronald N. Tutor, Director, Chairman and    He has served as our Chief Executive Officer since March 2000 and as one
Chief Executive Officer - 66               of our Directors since January, 1997.  He has also served as our Chairman since July 1999, Vice Chairman from January 1998 to July 1999, and Chief
                                           Operating Officer from January 1997 until March 2000 when he became Chief
                                           Executive Officer.  Mr. Tutor has served as chairman, president and chief executive officer of Tutor-Saliba Corporation, a California based construction contractor, since prior to 1995 and has actively managed that company since 1966.

Robert Band, Director, President and       He has served as a Director since May 1999.  He has also served as Chief
Chief Operating Officer - 59               Operating Officer since March 2000 and as our President since May 1999.
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

Michael E. Ciskey, Vice President and      He has served as our Chief Financial Officer since November 2003 and as
Chief Financial Officer - 56               Vice President since May 1984.  He served as Corporate Controller from
                                           April 1999 until November 2003, Operations Controller from May 1998 until
                                           April 1999 and as Division Controller for various Perini civil construction business units from 1984 until 1998.

Craig W. Shaw, President, Perini           He was appointed to his current position in October 1999, which entails
Building Company - 52                      overall responsibility for Perini's building construction operations.
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

PART II.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        Our common stock is traded on the New York Stock Exchange under the symbol “PCR”. The quarterly market high and low sales prices for our common stock in 2006 and 2005 are summarized below:

                                                                      2006                            2005
                                                            ------------------------       -------------------------
                                                               High           Low              High           Low
                                                            ----------     ---------       -----------    ----------
     Market Price Range per Common Share:
     Quarter Ended
       March 31                                               $ 31.40        $ 23.95          $ 17.92       $ 13.40
       June 30                                                  31.77          19.80            16.56         12.01
       September 30                                             24.60          20.86            19.49         15.02
       December 31                                              33.47          20.46            27.30         17.42

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

Holders

        At February 23, 2007, there were 878 holders of record of our common stock, including holders of record on behalf of an indeterminate number of beneficial owners, based on the stockholders list maintained by our transfer agent.

Performance Graph

        The following graph compares the cumulative 5-year total return to shareholders on Perini Corporation’s common stock relative to the cumulative total returns of the New York Stock Exchange Market Value Index (“NYSE”) and a Construction Peer Group. The thirteen companies included in the Construction Peer Group were selected by the appropriate construction-related Standard Industrial Classification Codes (or SIC Codes). The comparison of total return on investment, defined as the change in year-end stock price plus reinvested dividends, for each of the periods assumes that $100 was invested on January 1, 2002, in each of Perini Corporation common stock, the NYSE and the Construction Peer Group, with investment weighted on the basis of market capitalization.

        The comparisons in the following graph are based on historical data and are not intended to forecast the possible future performance of our common stock.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG PERINI CORPORATION,
NYSE MARKET VALUE INDEX AND SELECTED CONSTRUCTION PEER GROUP

                                 ---------------------------------------------------------------------------------------------
                                    12/31/2001      12/31/2002     12/31/2003      12/31/2004      12/30/2005      12/29/2006
                                 --------------  --------------  -------------   -------------  --------------  --------------

Perini Corporation                      100.00           63.43         130.71          238.43          345.00          439.71
NYSE                                    100.00           81.69         105.82          119.50          129.37          151.57
Construction Peer Group                 100.00           60.60          95.19          142.76          207.88          253.82

        The information included under the heading “Performance Graph” in Item 5 of this Annual Report on Form 10-K is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA

Selected Consolidated Financial Information

        The following selected financial data has been derived from audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, the related notes thereto and the independent auditors’ report thereon, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K and in previously filed annual reports on Form 10-K of Perini Corporation. Backlog and new business awarded are not measures defined in accounting principles generally accepted in the United States of America and have not been derived from audited consolidated financial statements.

                                                                              Year Ended December 31,
                                               --------------------------------------------------------------------------------------
                                                    2006            2005 (1)           2004              2003             2002
                                               ---------------   ---------------  ---------------    --------------  ----------------
                                                                       (In thousands, except per share data)
OPERATING SUMMARY
Revenues:
  Building                                        $ 2,515,051       $ 1,181,103      $ 1,298,771       $   898,254       $   631,860
  Civil                                               281,137           275,584          138,095           176,877           312,528
  Management Services                                 246,651           276,790          405,449           298,972           140,653
                                               ---------------   ---------------  ---------------    --------------  ----------------
  Total                                           $ 3,042,839       $ 1,733,477      $ 1,842,315       $ 1,374,103       $ 1,085,041

Cost of Operations                                  2,873,444         1,663,773        1,750,549         1,304,138         1,026,391
                                               ---------------   ---------------  ---------------    --------------  ----------------

Gross Profit                                      $   169,395       $    69,704      $    91,766       $    69,965       $    58,650
G&A Expense                                            98,516            61,751           43,049            39,762            32,770
                                               ---------------   ---------------  ---------------    --------------  ----------------
Income From  Construction Operations              $    70,879       $     7,953      $    48,717       $    30,203       $    25,880
Other (Income) Expense, Net                            (2,581)             (971)           3,087            (1,722)              520
Interest Expense                                        3,771             2,003              704             1,003             1,485
                                               ---------------   ---------------  ---------------    --------------  ----------------
Income Before Income Taxes                        $    69,689       $     6,921      $    44,926       $    30,922       $    23,875
(Provision) Credit for Income Taxes                   (28,153)           (2,872)          (8,919)           13,096              (801)
                                               ---------------   ---------------  ---------------    --------------  ----------------
Net Income                                        $    41,536       $     4,049      $    36,007       $    44,018       $    23,074
                                               ===============   ===============  ===============    ==============  ================

Income Available for Common Stockholders (2)      $    41,117       $     5,330      $    34,819       $    49,619       $    20,949

Per Share of Common Stock:
  Basic Earnings                                  $      1.56       $      0.21      $      1.47       $      2.18       $      0.92
                                               ===============   ===============  ===============    ==============  ================
  Diluted Earnings                                $      1.54       $      0.20      $      1.39       $      2.10       $      0.91
                                               ===============   ===============  ===============    ==============  ================

  Cash Dividend Declared                          $         -       $         -      $         -       $         -       $        -
                                               ---------------   ---------------  ---------------    --------------  ----------------
  Book Value                                      $      9.18       $      6.86      $      6.34       $      4.65       $     2.72
                                               ---------------   ---------------  ---------------    --------------  ----------------

Weighted Average Common Shares Outstanding:
  Basic                                                26,308            25,518           23,724            22,763            22,664
                                               ---------------   ---------------  ---------------    --------------  ----------------
  Diluted                                              26,758            26,150           25,061            23,583            22,939
                                               ---------------   ---------------  ---------------    --------------  ----------------

                                                                              Year Ended December 31,
                                               --------------------------------------------------------------------------------------
                                                    2006            2005 (1)           2004              2003             2002
                                               ---------------   ---------------  ---------------    --------------  ----------------
                                                                           (In thousands, except ratios)
FINANCIAL POSITION SUMMARY

Working Capital                                   $   193,952       $   153,335      $   178,029       $   125,397         $ 115,908
                                               ---------------   ---------------  ---------------    --------------  ----------------

Current Ratio                                           1.22x             1.23x            1.41x             1.31x             1.44x
                                               ---------------   ---------------  ---------------    --------------  ----------------

Long-term Debt, less current maturities           $    34,135       $    39,969      $     8,608       $     8,522         $  12,123
                                               ---------------   ---------------  ---------------    --------------  ----------------

Stockholders' Equity                              $   243,859       $   183,175      $   174,034       $   120,560         $  86,649
                                               ---------------   ---------------  ---------------    --------------  ----------------

Ratio of Long-term Debt to Equity                        .14x              .22x             .05x              .07x              .14x
                                               ---------------   ---------------  ---------------    --------------  ----------------

Total Assets                                      $ 1,195,992       $   915,256      $   654,265       $   565,443         $ 402,389
                                               ---------------   ---------------  ---------------    --------------  ----------------

OTHER DATA

Backlog at Year End (3)                           $ 8,451,381       $ 7,897,784      $ 1,151,475       $ 1,666,464         $ 990,175
                                               ---------------   ---------------  ---------------    --------------  ----------------

New Business Awarded (4)                          $ 3,596,436       $ 8,479,786      $ 1,327,326       $ 2,050,392         $ 861,681
                                               ---------------   ---------------  ---------------    --------------  ----------------
(1)	Includes the results of Cherry Hill acquired effective January 1, 2005 and Rudolph and Sletten acquired October 3, 2005.

(2)

Income available for common stockholders includes adjustments to net income for (a) accrued dividends on our $21.25 Preferred Stock, or $2.125 Depositary Shares, (b) the reversal of previously accrued and unpaid dividends in the amount of approximately $7.3 million applicable to 440,627 of the $2.125 Depositary Shares purchased and retired by us in June 2003, (c) the reversal of previously accrued and unpaid dividends in the amount of approximately $2.3 million applicable to 374,185 of the $2.125 Depositary Shares purchased and retired by us in November 2005, and (d) the $0.3 million excess of fair value over carrying value upon redemption of the remaining outstanding $2.125 Depositary Shares in May 2006.

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

(4)

New business awarded consists of the original contract price of projects added to our backlog in accordance with Note (3) above plus or minus subsequent changes to the estimated total contract price of existing contracts. Management uses new business awarded to assist in forecasting future results.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

Overview

        We were incorporated in 1918 as a successor to businesses that had been engaged in providing construction services since 1894. We provide diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world. Our construction business is conducted through three basic segments or operations: building, civil and management services. Our building segment has significant experience providing services to a number of high growth, specialized building markets, including the hospitality and gaming, sports and entertainment, education, transportation, healthcare, biotech, pharmaceutical and high-tech markets. Our civil segment specializes in public works construction and the repair, replacement and reconstruction of infrastructure, including highways, bridges, mass transit systems and water and wastewater treatment facilities, primarily in the northeastern and mid-Atlantic United States. Our management services segment provides diversified construction and design-build services to the U. S. military and federal government agencies, as well as surety companies and multi-national corporations in the United States and overseas. We have been chosen by the federal government for significant projects related to defense and reconstruction in Iraq and Afghanistan.

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

        For the year ended December 31, 2006, we had record revenues of $3.043 billion, record pretax income of $69.7 million, and net income of $41.5 million. All of our business segments recorded significantly higher profit contributions in 2006 compared to 2005. We received significant new contract awards, as well as additions to contracts in place, during 2006 resulting in a record year-end backlog of $8.5 billion at December 31, 2006. Our financial condition strengthened during 2006. At December 31, 2006, we had working capital of $194.0 million, a ratio of current assets to current liabilities of 1.22 to 1.00, and a ratio of long-term debt to equity of 0.14 to 1.00. Our solid base of stockholders’ equity increased to $243.9 million as of December 31, 2006, reflecting the outstanding operating results achieved over the past five years. In addition, on February 22, 2007, we closed on a new $125 million credit facility that can be expanded to $175 million in the future.

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

Grant of Restricted Stock Units

        On April 5, 2006 and May 18, 2006, the Compensation Committee of our Board of Directors approved the grant of 1,295,000 restricted stock units to certain of our executive officers and employees under our 2004 Stock Option and Incentive Plan. Of the restricted stock units granted, 150,000 vested on June 30, 2006 and 15,000 vested on December 31, 2006. Of the remaining restricted stock units granted, 765,000 generally vest equally on December 31 of 2007, 2008 and 2009 and 365,000 generally vest on December 31, 2009. Of the restricted stock units granted, 745,000 (including the 165,000 restricted stock units that vested in 2006) are subject only to satisfaction of service requirements; the remaining 550,000 restricted stock units granted are subject to satisfaction of both service requirements and achievement of certain pre-established pretax income performance criteria. Upon vesting, each restricted stock unit will be exchanged for one share of our common stock. We are accounting for these grants of restricted stock units in accordance with SFAS No. 123(R) – “Share-Based Payment”, beginning in the second quarter of 2006. The weighted average grant date fair value of each of these restricted stock units is $31.44 based on the closing price of our common stock on the dates of grant. We recognized a $16.5 million pretax charge in 2006 for compensation cost related to these restricted stock units. The financial impact of the future recognition of compensation cost related to these restricted stock units is expected to be material to our results of operations for 2007 through 2009. Absent significant forfeitures in the future, we estimate that $24.2 million of compensation cost related to these restricted stock units will be recognized over a weighted average period of 2.5 years.

Amended and Restated Credit Agreement

        On February 22, 2007, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and three participant lenders (the “Amended Agreement”). The Amended Agreement amends and restates in its entirety the Company’s previously existing credit agreement dated as of October 14, 2005, as amended through April 13, 2006 (the “Prior Agreement”).

        The Amended Agreement provides for a secured revolving credit facility (the “Revolving Facility”) of up to $125 million, which can be expanded to $175 million in the future with the consent of the lenders. This represents an increased borrowing capacity from the Prior Agreement, which provided for a revolving credit facility of $50 million, plus a term loan in the original amount of $30 million, of which $22.5 million was outstanding at December 31, 2006. The term loan was paid in full on February 22, 2007 in conjunction with the closing of the Amended Agreement.

        While the Amended Agreement also provides for an increase in the aggregate amount of letters of credit that may be issued under the agreement from $15 million to $50 million, any outstanding letters of credit reduce availability under the Revolving Facility on a dollar-for-dollar basis. The termination date of the Revolving Facility was extended from June 30, 2008 to February 22, 2012. For a more detailed description of the Amended Agreement, see “Liquidity and Capital Resources – Cash and Working Capital” below.

Backlog Analysis for 2006

        We received significant new contract awards, as well as additions to contracts in place, during 2006 resulting in a record year-end backlog of $8.5 billion at December 31, 2006. The following table provides an analysis of our backlog by business segment for the year ended December 31, 2006.

                              Backlog at          New Business         Revenue           Backlog at
                           December 31, 2005      Awarded (1)        Recognized      December 31, 2006
                          --------------------   ---------------    --------------  ---------------------
                                                          (in thousands)
Building                          $ 7,180,369       $ 3,167,039        $2,515,051            $ 7,832,357
Civil                                 422,988           287,834           281,137                429,685
Management Services                   294,427           141,563           246,651                189,339
                          --------------------   ---------------    --------------  ---------------------
Total                             $ 7,897,784       $ 3,596,436        $3,042,839            $ 8,451,381
                          ====================   ===============    ==============  =====================
(1)	New business awarded consists of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

Critical Accounting Policies

        Our accounting and financial reporting policies are in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenues and expenses during the reporting period. Although our significant accounting policies are described in Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K, the following discussion is intended to describe those accounting policies most critical to the preparation of our consolidated financial statements.

        Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our construction business involves making significant estimates and assumptions in the normal course of business relating to our contracts and our joint venture contracts due to, among other things, the one-of-a-kind nature of most of our projects, the long-term duration of our contract cycle and the type of contract utilized. Therefore, management believes that “Method of Accounting for Contracts” is the most important and critical accounting policy. The most significant estimates with regard to these financial statements relate to the estimating of total forecasted construction contract revenues, costs and profits in accordance with accounting for long-term contracts (see Note 1(d) of Notes to Consolidated Financial Statements) and estimating potential liabilities in conjunction with certain contingencies, including the outcome of pending or future litigation, arbitration or other dispute resolution proceedings relating to contract claims (see Note 2 of Notes to Consolidated Financial Statements). Actual results could differ from these estimates and such differences could be material.

        Our estimates of contract revenue and cost are highly detailed. We believe, based on our experience, that our current systems of management and accounting controls allow management to produce materially reliable estimates of total contract revenue and cost during any accounting period. However, many factors can and do change during a contract performance period which can result in a change to contract profitability from one financial reporting period to another. Some of the factors that can change the estimate of total contract revenue and cost include differing site conditions (to the extent that contract remedies are unavailable), the availability of skilled contract labor, the performance of major material suppliers to deliver on time, the performance of major subcontractors, unusual weather conditions and the accuracy of the original bid estimate. Because we have many contracts in process at any given time, these changes in estimates can offset each other without impacting overall profitability. However, large changes in cost estimates on larger, more complex civil construction projects can have a material impact on our financial statements and are reflected in our results of operations when they become known.

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

        The amount of unapproved change order and claim revenue is included in our balance sheet as part of Unbilled Work. The amount of Unbilled Work relating to unapproved change orders and claims included in our balance sheet at December 31, 2006 and 2005 is summarized below:

                                                  December 31,
                                          -----------------------------
                                              2006            2005
                                          -------------   -------------
                                                 (in thousands)

          Unapproved Change Orders            $  8,369        $  7,067
          Claims                                54,961          59,904
                                          -------------   -------------
                                              $ 63,330        $ 66,971
                                          =============   =============

        Of the balance of unapproved change orders and claims included in Unbilled Work at December 31, 2006 and December 31, 2005, approximately $36.9 million and $36.7 million respectively, are amounts subject to pending litigation or dispute resolution proceedings as described in Item 3, "Legal Proceedings" and Note 2, "Contingencies and Commitments" of Notes to Consolidated Financial Statements for the respective periods. These amounts are management's estimate of the probable recovery from the disputed claims considering such factors as evaluation of entitlement, settlements reached to date and our experience with the customer. In the event that future facts and circumstances, including the resolution of disputed claims, cause us to reduce the aggregate amount of our estimated probable recovery from the disputed claims, we will record the amount of such reduction against future earnings in the relevant period.

        Method of Accounting for Contracts - Revenues and profits from our contracts and construction joint venture contracts are recognized by applying percentages of completion for the period to the total estimated profits for the respective contracts. Percentage of completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. When the estimate on a contract indicates a loss, the entire loss is recorded during the accounting period in which it is estimated. In the ordinary course of business, at a minimum on a quarterly basis, we prepare updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs, including unapproved change orders and claims, during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract. An amount equal to the costs incurred that are attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable. For a further discussion of unapproved change orders and claims, see Item 1, "Business - Types of Contracts and The Contract Process" and Item 1A, "Risk Factors". Profit from unapproved change orders and claims is recorded in the accounting period such amounts are resolved.

        Deferred contract revenue represents the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method. Unbilled work represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date. Unbilled work results when (1) the appropriate contract revenue amount has been recognized in accordance with the percentage of completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or (2) costs, recorded at estimated realizable value, related to unapproved change orders or claims are incurred. For unapproved change orders or claims that cannot be resolved in accordance with the normal change order process as defined in the contract, we may employ other dispute resolution methods, including mediation, binding and non-binding arbitration, or litigation. See Item 3 - "Legal Proceedings" and Note 2, "Contingencies and Commitments" of Notes to Consolidated Financial Statements. The prerequisite for billing unapproved change orders and claims is the final resolution and agreement between the parties. Unbilled work related to our contracts and joint venture contracts at December 31, 2006 is discussed above under "Use of Estimates" and in Note 1(d) of Notes to Consolidated Financial Statements.

        Accounting for Income Taxes - Information relating to our provision for income taxes and the status of our deferred tax assets and liabilities is presented in Note 5, "Income Taxes" of Notes to Consolidated Financial Statements.

A key assumption in the determination of our book tax provision is the amount of the valuation allowance, if any, required to reduce the related deferred tax assets. A valuation allowance reduces the deferred tax assets to a level which will, more likely than not, be realized. Whether the deferred tax assets will be realized depends on the generation of future taxable income during the periods in which the deferred tax assets become deductible. The net deferred tax assets reflect management's estimate of the amount which will, more likely than not, reduce future taxable income.

        In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. FIN 48 requires that the cumulative effect of its adoption be recorded as a change to opening retained earnings in the first quarter of 2007. We expect that the adoption of FIN 48 will not have a significant impact on our consolidated financial position, results of operations and effective tax rate and we believe that any adjustment recorded to reduce opening retained earnings will be immaterial.

        Defined Benefit Retirement Plan - The status of our defined benefit pension plan obligations, related plan assets and cost is presented in Note 7 of Notes to Consolidated Financial Statements entitled "Employee Benefit Plans". Plan obligations and annual pension expense are determined by actuaries using a number of key assumptions which include, among other things, the discount rate, the estimated future return on plan assets and the anticipated rate of future salary increases. The discount rate of 5.62% used for purposes of computing the 2006 annual pension expense was determined at the beginning of the calendar year based on high-quality corporate bond yields as of that date. We plan to change the discount rate used for computing the 2007 annual pension expense to 5.86% based upon an analysis performed by our actuaries which matches the cash flows of our plan's projected liabilities to bond investments of similar amounts and durations.

        The estimated return on plan assets is primarily based on historical long-term returns of equity and fixed income markets according to our targeted allocation of plan assets (75% equity and 25% fixed income). We plan to continue to use a return on asset rate of 7.5% in 2007 based on recent equity market performance compared to long-term historical averages.

        The plans' benefit obligations exceeded the fair value of plan assets on December 31, 2006, 2005, and 2004. Accordingly, we adjusted our pension liability by a decrease of $5.9 million in 2006, and increases of $0.6 million in 2005 and $5.0 million in 2004, with the offset to accumulated other comprehensive income (loss), an increase (reduction) in stockholders' equity.

        Effective June 1, 2004, all benefit accruals under our pension plan were frozen; however, the current vested benefits will be preserved. Due to the expected change in the discount rate assumption for 2007 noted above and to decreased amortization of prior years' investment losses in accordance with SFAS No. 87, "Employers' Accounting for Pensions," we anticipate that pension expense will decrease from $2.6 million in 2006 to $1.9 million in 2007. Cash contributions to our defined benefit pension plan are anticipated to be $3.2 million in 2007, but using our current assumptions regarding asset performance and the interest rate environment, cash contributions may vary significantly in the future.

Results of Operations -
2006 Compared to 2005

        Revenues increased by $1.3 billion, gross profit increased by $99.7 million, income from construction operations increased by $63.0 million, and net income increased by $37.5 million (or 937.5%) in 2006. These increases primarily reflect the addition of Rudolph & Sletten which we acquired in October 2005, an increased volume of work in the hospitality and gaming market as a result of the significant new contract awards we received in the latter half of 2005, and an increased profit contribution from our management services segment. Moreover, the 2005 operating results were severely impacted by an after-tax charge of $23.6 million relating to the judgment against two Company joint ventures in the matter of Mergentime Corporation, et al. vs. Washington Metropolitan Area Transit Authority ("WMATA"). Without the impact of the WMATA charge in 2005, net income would have been $27.7 million for the year ended December 31, 2005, compared to $41.5 million for the year ended December 31, 2006. The operating results for the year ended December 31, 2006 were reduced by a $16.5 million pretax charge related to stock-based compensation expense resulting from restricted stock units granted in 2006. Basic earnings per common share were $1.56 for the year ended December 31, 2006, compared to $0.21 for the year ended December 31, 2005. Diluted earnings per common share were $1.54 for the year ended December 31, 2006, compared to $0.20 for the year ended December 31, 2005.

                                         Revenues for the
                                       Year Ended December 31,
                                    ---------------------------    Increase          %
                                       2006           2005        (Decrease)      Change
                                    ------------   ------------  -------------  ------------
                                                  (In millions)

          Building                    $ 2,515.1      $ 1,181.1      $ 1,334.0        112.9%
          Civil                           281.1          275.6            5.5          2.0%
          Management Services             246.6          276.8          (30.2)       (10.9)%
                                    ------------   ------------  -------------
          Total                       $ 3,042.8      $ 1,733.5      $ 1,309.3         75.5%
                                    ============   ============  =============

        Overall revenues increased by $1.3 billion (or 75.5%), from $1.7 billion in 2005 to $3.0 billion in 2006. This increase was due primarily to an increase in building construction revenues of $1,334.0 million (or 112.9%), from $1,181.1 million in 2005 to $2,515.1 million in 2006, due to the addition of Rudolph & Sletten, and to an increased volume of work in the hospitality and gaming market as a result of the significant new contract awards we received in the latter half of 2005. Without the addition of Rudolph & Sletten, building construction revenues would have increased by $669.8 million (or 67.3%) in 2006. Civil construction revenues increased by $5.5 million (or 2.0%), from $275.6 million in 2005 to $281.1 million in 2006, due primarily to the higher backlog of civil construction work entering 2006 compared to 2005. Partly offsetting these increases was a decrease in management services revenues of $30.2 million (or 10.9%), from $276.8 million in 2005 to $246.6 million in 2006, due primarily to a decreased volume of work in Afghanistan.

                                       Income from Construction
                                           Operations for the
                                        Year Ended December 31,
                                     -----------------------------     Increase           %
                                        2006             2005         (Decrease)       Change
                                     ------------    -------------   -------------   ------------
                                                    (In millions)

          Building                        $ 59.3           $ 29.3          $ 30.0         102.4%
          Civil                              1.8            (26.9)           28.7         106.7%
          Management Services               34.3             19.1            15.2          79.6%
                                     ------------    -------------   -------------
          Subtotal                        $ 95.4           $ 21.5          $ 73.9         343.7%

          Less:  Corporate                 (24.5)           (13.6)           10.9          80.1%
                                     ------------    -------------   -------------
          Total                           $ 70.9           $  7.9          $ 63.0         797.5%
                                     ============    =============   =============

        Income from construction operations (excluding corporate) increased by $73.9 million (or 343.7%), from $21.5 million in 2005 to $95.4 million in 2006. Building construction income from operations increased by $30.0 million (or 102.4%), from $29.3 million in 2005 to $59.3 million in 2006, due primarily to the increased revenues discussed above. Without the addition of Rudolph & Sletten, building construction income from operations would have increased by $11.1 million (or 40.7%) due primarily to the increased volume of work in the hospitality and gaming market as a result of the significant new contract awards we received in the latter half of 2005. Building construction income from operations was reduced by a $4.0 million charge related to stock-based compensation expense resulting from certain restricted stock units granted in 2006. Civil construction income from operations increased by $28.7 million (or 106.7%), from a loss of $26.9 million in 2005 to income of $1.8 million in 2006, due primarily to the adverse impact of the WMATA charge in 2005. Without the WMATA charge, civil construction income from operations would have decreased by $11.7 million (or 86.7%), from $13.5 million in 2005 to $1.8 million in 2005, due primarily to downward profit adjustments on several projects in the mid-Atlantic and southeast regions, including a roadway project in Maryland. Civil construction income from operations was reduced in 2006 by a $1.5 million charge related to stock-based compensation expense resulting from certain restricted stock units granted in 2006. Despite the decrease in revenues discussed above, management services income from operations increased by $15.2 million (or 79.6%), from $19.1 million in 2005 to $34.3 million in 2006, due primarily to favorable performance on work in Iraq. In addition, management services income from operations benefited from a $1.0 million decrease in management services-related general and administrative expenses, due primarily to a $0.7 million decrease in stock-based compensation expense resulting from the amortization of certain restricted stock awards granted in 2006 and 2004. Overall income from construction operations was reduced by a $10.9 million increase in corporate general and administrative expenses, from $13.6 million in 2005 to $24.5 million in 2006, due primarily to a $9.0 million increase in corporate stock-based compensation expense resulting from the amortization of certain restricted stock units granted in 2006 and 2004, as well as the recognition of $1.5 million of expenses related to our decision to not proceed with our debt offering in the second quarter of 2006.

        Other income (expense) increased by $1.6 million, from income of $1.0 million in 2005 to income of $2.6 million in 2006, due primarily to a $3.3 million increase in interest income as a result of an increase in cash available for short-term investment due largely to the cash and investments obtained in the acquisition of Rudolph & Sletten and to the positive cash flow we generated from operating activities in the latter half of 2006. Partly offsetting this increase was a $2.0 million decrease in net gain recorded from the sale of certain parcels of developed land held for sale. Based on our limited remaining inventory of developed land held for sale and the anticipated potential selling prices for those parcels, we believe that the net gain recorded in 2005 is of a non-recurring nature and is not indicative of expected future results.

        Interest expense increased by $1.8 million, from $2.0 million in 2005 to $3.8 million in 2006, due primarily to increased borrowings related to the $30 million term loan received as part of the credit agreement in October 2005, which we used to refinance a portion of the purchase price for the Rudolph & Sletten acquisition.

        The provision for income taxes increased by $25.3 million, from $2.9 million in 2005 to $28.2 million in 2006, due primarily to the increase in pretax income in 2006. The effective tax rate for 2006 was 40.4%. The effective tax rate for 2005 was 41.5%.

Results of Operations -
2005 Compared to 2004

        Net income for the year ended December 31, 2005 was $4.0 million, a $32.0 million decrease from the $36.0 million recorded in 2004. The 2005 net income was severely impacted by the WMATA judgment discussed above which resulted in an after-tax charge of $23.6 million. In addition, net income for the year ended December 31, 2004 reflects a lower-than-normal tax rate due to the realization of a portion of the federal tax benefit not recognized in prior years due to certain accounting limitations. These negative effects on 2005 net income compared to 2004 were partly offset by profit contributions realized from the acquisitions during 2005 of both Cherry Hill and Rudolph & Sletten. On a pretax basis, earnings for the year ended December 31, 2005 were $6.9 million, a $38.0 million decrease from the then record $44.9 million recorded in 2004. However, without the impact of the WMATA charge, pretax earnings for 2005 would have been a record $47.3 million, exceeding the 2004 record of $44.9 million. Although revenues decreased by $108.8 million in 2005 as the timing of new work awards was slower than anticipated, pretax earnings without the WMATA charge would have increased due to the profit contributions realized from the acquisitions during 2005 of both Cherry Hill and Rudolph & Sletten, as well as from improved gross margins experienced by all of our business segments in 2005.

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
                                    ============    ============   ============

        Overall revenues decreased by $108.8 million (or 5.9%), from $1,842.3 million in 2004 to $1,733.5 million in 2005. Management services revenues decreased by $128.6 million (or 31.7%), from $405.4 million in 2004 to $276.8 million in 2005 due primarily to a decreased volume of work related to the rebuilding of Iraq. Building construction revenues decreased by $117.7 million (or 9.1%), from $1,298.8 million in 2004 to $1,181.1 million in 2005, due primarily to the timing of the start-up of new work in the hospitality and gaming market as the timing of new work awards was slower than anticipated. We received significant new awards in the hospitality and gaming market in the latter half of 2005; however, the timing of the receipt of those new awards did not allow for a significant amount of work to be put in place during 2005. Partly offsetting the overall decrease in building construction revenues was an increase of $189.5 million due to the acquisition of Rudolph & Sletten in October 2005. Civil construction revenues increased by $137.5 million (or 99.6%), from $138.1 million in 2004 to $275.6 million in 2005, due to the impact of the Cherry Hill acquisition.

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
                                    ============    ============    ============

         Income from construction operations (excluding corporate) decreased by $37.5 million (or 63.6%), from $59.0 million in 2004 to $21.5 million in 2005. Management services income from operations decreased by $10.8 million (or 36.1%), from $29.9 million in 2004 to $19.1 million in 2005, due primarily to the decrease in revenues discussed above. Partly offsetting the negative impact of the decrease in management services revenues was a higher gross profit margin, largely due to profit increases recognized upon the completion and close-out of two overseas projects. Despite the decrease in building construction revenues, building construction income from operations increased by $5.7 million (or 24.2%), from $23.6 million in 2004 to $29.3 million in 2005, due primarily to the profit contribution realized from the acquisition of Rudolph & Sletten plus the impact of higher gross profit margins realized by all of our business units within the building construction segment largely due to profit increases recognized upon the completion and close-out of several hospitality and gaming market projects. Building construction income from operations was reduced by a $7.8 million increase in building construction-related general and administrative expenses, due primarily to the addition of Rudolph & Sletten in 2005. Civil construction income from operations decreased by $32.4 million (or 589.1%), from income of $5.5 million in 2004 to a loss of $26.9 million in 2005, due primarily to the adverse impact of the WMATA charge. Without the WMATA charge, civil construction income from operations would have increased by $8.0 million (or 145.5%), from $5.5 million in 2004 to $13.5 million in 2005, due primarily to the impact of the Cherry Hill acquisition. Civil construction income from operations was reduced by a $7.0 million increase in civil construction-related general and administrative expenses due primarily to the addition of Cherry Hill in 2005. Overall income from construction operations was reduced by a $3.3 million increase in corporate general and administrative expenses, from $10.3 million in 2004 to $13.6 million in 2005, due primarily to a $1.8 million increase in compensation expense related to the amortization of certain restricted stock awards granted in the second half of 2004. Also, corporate general and administrative expenses increased due to increased Board of Directors' fees and directors and officers' liability insurance, an increased provision for incentive compensation and increased audit fees due to our acquisitions in 2005 and to continued compliance requirements under the Sarbanes-Oxley Act of 2002.

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

        Interest expense increased by $1.3 million, from $0.7 million in 2004 to $2.0 million in 2005, due to interest expense on mortgage debt and equipment financing debt assumed in conjunction with the Cherry Hill acquisition and increased borrowings under our Credit Agreement to fund our acquisition of Rudolph & Sletten.

        The provision for income taxes decreased by $6.0 million, from $8.9 million in 2004 to $2.9 million in 2005, due primarily to the decrease in pretax income in 2005. The effective tax rate, however, more than doubled to 41.5% in 2005 compared to 19.9% in 2004, due primarily to the realization in 2004 of a $7.9 million federal tax benefit not recognized in prior years due to certain accounting limitations.

Liquidity and Capital Resources

Cash and Working Capital

        Cash and cash equivalents as reported in the accompanying Consolidated Statements of Cash Flows consist of amounts held by us as well as our proportionate share of amounts held by construction joint ventures. Cash held by us is available for general corporate purposes while cash held by construction joint ventures is available only for joint venture-related uses. Cash held by construction joint ventures is distributed from time to time to us and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by us from our construction joint ventures are then available for general corporate purposes. At December 31, 2006 and 2005, cash held by us and available for general corporate purposes was $189.6 million and $99.7 million, respectively, and our proportionate share of cash held by joint ventures and available only for joint venture-related uses was $35.9 million and $40.1 million, respectively.

        Billing procedures in the construction industry generally are based on the specific billing terms of a contract. For example, billings may be based on various measures of performance, such as cubic yards excavated, architect's estimates of completion, costs incurred on cost-plus type contracts or weighted progress from a cost loaded construction time schedule. Billings are generally on a monthly basis and are reviewed and approved by the customer prior to submission. Therefore, once a bill is submitted, we are generally able to collect amounts owed to us in accordance with the payment terms of the contract. In addition, receivables of a contractor usually include retentions, or amounts that are held back until contracts are completed or until specified contract conditions or guarantees are met. Retentions are governed by contract provisions and are typically a fixed percentage (for example, 5% or 10%) of each billing. We generally follow the policy of paying our vendors and subcontractors on a particular project after we receive payment from our customer.

        A summary of cash flows for each of the years ended December 31, 2006, 2005 and 2004 is set forth below:

                                                    Year Ended December 31,
                                                ---------------------------------
                                                  2006        2005        2004
                                                ---------   ----------  ---------
                                                         (In millions)
          Cash flows from:
            Operating activities                 $ 116.9      $  30.3    $  59.8
            Investing activities                   (18.0)       (43.5)      (1.9)
            Financing activities                   (13.2)        16.7       10.6
                                                ---------   ----------  ---------
          Net increase in cash                   $  85.7      $   3.5    $  68.5
          Cash at beginning of year                139.8        136.3       67.8
                                                ---------   ----------  ---------
          Cash at end of year                    $ 225.5      $ 139.8    $ 136.3
                                                =========   ==========  =========

        During 2006, we generated $116.9 million in cash flow from operating activities to fund $18.0 million in investing activities, principally to fund the purchase of construction equipment to support our substantial backlog and property to be used in support of our building construction operations; and to fund $13.2 million in financing activities, primarily to redeem the remaining outstanding shares of our $21.25 Preferred Stock, and to pay down debt assumed in conjunction with the acquisition of Cherry Hill. As a result, we increased our cash balance by $85.7 million during 2006. The substantial increase in cash flow from operating activities is primarily due to the substantial increase in our building segment revenues, including the acquisition of Rudolph & Sletten, as well as favorable operating results in our management services segment. Cash flow from operating activities increased substantially even though 2006 included payment of the $40.4 million WMATA judgment recorded in 2005.

        During 2005, we generated $30.3 million in cash flow from operating activities and $16.7 million in cash flow from financing activities to fund $43.5 million in investing activities and to increase our cash balance by $3.5 million. Cash flow from financing activities primarily reflects $30.0 million in proceeds received from a new secured term loan established in conjunction with the new credit agreement that we entered into on October 14, 2005. Cash flow from financing activities also includes a $12.8 million reduction in debt, primarily to pay down a portion of the debt we assumed in conjunction with the acquisition of Cherry Hill, and a $7.1 million expenditure for the purchase of our $21.25 Preferred Stock pursuant to the terms of the settlement of the lawsuit brought by certain holders of our $21.25 Preferred Stock. Cash flow used by investing activities primarily reflects the funding of the acquisitions of Cherry Hill in January 2005 and Rudolph & Sletten in October 2005 for $20.0 million and $53.6 million, respectively, net of the cash balances acquired, as well as the purchase of construction equipment used in our operations. Proceeds from investing activities include $36.4 million from the sale of certain marketable securities acquired in the purchases of Cherry Hill and Rudolph & Sletten, and $4.0 million from the sale of certain parcels of land.

        During 2004, we generated $59.8 million in cash flow from operating activities and $10.6 million in cash flow from financing activities, primarily from $11.6 million received from the exercise of common stock options, to fund $1.9 million in cash flow used by investing activities, primarily to purchase construction equipment, and to increase our cash balance by $68.5 million.

        Working capital increased, from $178.0 million at the end of 2004 to $194.0 million at December 31, 2006 even though 2005 included the funding of our acquisitions of Cherry Hill and Rudolph & Sletten. The current ratio decreased from 1.41x to 1.22x during the same period. As of December 31, 2006, accounts receivable amounted to $747.6 million and comprised approximately 69% of our total current assets. This compares to accounts receivable of $536.4 million, or approximately 67% of our total current assets as of December 31, 2005.

        On February 22, 2007, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and three participant lenders (the "Amended Agreement"). The Amended Agreement amends and restates in its entirety the Company's previously existing credit agreement dated as of October 14, 2005, as amended through April 13, 2006 (the "Prior Agreement").

        The Amended Agreement provides for a secured revolving credit facility (the "Revolving Facility") of up to $125 million, which can be expanded to $175 million in the future with the consent of the lenders. This represents an increased borrowing capacity from the Prior Agreement, which provided for a revolving credit facility of $50 million, plus a term loan in the original amount of $30 million, of which $22.5 million was outstanding at December 31, 2006. The term loan was paid in full on February 22, 2007 in conjunction with the closing of the Amended Agreement.

        We can choose from interest rate alternatives including a prime-based rate, as well as Eurodollar rate-based options. While the Amended Agreement also provides for an increase in the aggregate amount of letters of credit that may be issued under the agreement from $15 million to $50 million, any outstanding letters of credit reduce availability under the Revolving Facility on a dollar-for-dollar basis. The termination date of the Revolving Facility was extended from June 30, 2008 to February 22, 2012.

        The Amended Agreement requires us to comply with certain financial and other covenants at the end of each fiscal quarter, including:

  a consolidated net worth of at least $160.5 million, increased on a cumulative basis commencing with the fiscal quarter ending December 31, 2006, by an amount equal to 50% of consolidated net income (with no deductions for net losses) for the fiscal quarter then ended plus 100% of the amount of all Equity Issuances (as defined in the Amended Agreement) after February 22, 2007 that increase our consolidated shareholders' equity;

  a consolidated leverage ratio of no more than 2.5 to 1.0;

  a fixed charge coverage ratio of consolidated EBITDA over covered charges (which includes interest expense, cash taxes, scheduled payments of principal and interest, and current period dividends on our preferred stock) of at least 1.5 to 1.0; and

  a consolidated asset coverage ratio of at least 1.5 to 1.0.

        The Amended Agreement also includes operational covenants customary for facilities of this type, including limitations on incurring additional indebtedness and liens, as well as restrictions on types of investments and the purchase and sale of assets outside of the normal course of business. Our obligations under the Amended Agreement are guaranteed by substantially all of our current and future subsidiaries, and secured by substantially all of our and our subsidiaries' assets.

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

Long-term Debt

        Long-term debt at December 31, 2006 was $34.1 million, a decrease of $5.9 million from December 31, 2005, due primarily to the reduction in the term loan that we received in October, 2005 that we used to refinance a portion of the purchase price for the Rudolph & Sletten acquisition. In addition, the decrease reflects a reduction in the long-term debt we assumed in conjunction with the acquisition of Cherry Hill. Accordingly, the long-term debt to equity ratio was .14x at December 31, 2006, compared to .22x at December 31, 2005. Concurrently with the closing of the new credit agreement on February 22, 2007, we paid in full the $22.5 million balance outstanding as of December 31, 2006 under the term loan portion of our prior credit agreement.

Contractual Obligations

        Our outstanding contractual obligations as of December 31, 2006 are summarized in the following table:

                                                                      Payments Due by Period
                                         ---------------------------------------------------------------------------------
                                                                          (In thousands)
                                                           Less Than                                          More Than
                                           Total             1 Year          1-3 Years        3-5 Years        5 Years
                                         -----------      -------------     ------------     ------------    -------------

Total debt, excluding interest             $ 48,742  (a)      $ 14,607  (b)    $ 21,197  (b)    $ 12,938  (b)     $     -
Interest payments on debt                     4,115  (c)         1,747            1,792              576                -
Operating leases, net                        19,336              6,092            7,610            2,469            3,165
Purchase obligations                          3,339              3,191              148                -                -
Unfunded pension liability                   15,652              3,318            6,636  (d)       5,698  (d)           -
Tutor-Saliba management agreement               900                900                -                -                -
                                         -----------      -------------     ------------     ------------    -------------

Total contractual obligations              $ 92,084           $ 29,855         $ 37,383         $ 21,681          $ 3,165
                                         ===========      =============     ============     ============    =============
(a)	Includes capital leases in the amount of $625.

(b)	Includes an amount related to the $22.5 million balance outstanding on our Term Loan at December 31, 2006 which was repaid on February 22, 2007 in conjunction with our new credit agreement.

(c)	Includes interest payments on our variable rate Term Loan through February 22, 2007, the date of the Term Loan repayment in conjunction with our new credit agreement.

(d)	Assumes annual pension fund contributions equal to the contribution amount anticipated in 2007.

Stockholders’ Equity

        Our book value per common share was $9.18 at December 31, 2006, compared to $6.86 at December 31, 2005, and $6.34 at December 31, 2004. The major factors impacting stockholders’ equity during the three year period were the net income recorded in all three years; the funding of the redemption of the $21.25 Preferred Stock in May 2006; the funding of the settlement of the $21.25 Preferred Stock lawsuit in November 2005, including the reversal of dividends ($2.3 million) previously accrued related to the preferred stock purchased; preferred stock dividends accrued; the annual amortization of restricted stock compensation expense; and common stock options and stock purchase warrants exercised. Also, we were required to adjust our pension liability by a decrease of $5.9 million in 2006 and increases of $0.6 million in 2005, $5.0 million in 2004 and $24.0 million in prior years, with the offset to accumulated other comprehensive loss, in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, which resulted in an aggregate $23.7 million accumulated other comprehensive loss reduction in stockholders’ equity at December 31, 2006. (See Note 7 of Notes to Consolidated Financial Statements.) Adjustments to the amount of this additional minimum pension liability will be recorded in future years based upon periodic re-evaluation of the funded status of our pension plans.

Dividends

        Common Stock

        There were no cash dividends declared or paid on our outstanding common stock during the three years ended December 31, 2006.

        $21.25 Preferred Stock

        In November 2004, an agreement was reached to settle a class action lawsuit filed by the holders of our $21.25 Preferred Stock. Under the terms of the settlement, effective November 2, 2005, we purchased all of the 374,185 participating Depositary Shares that were submitted. As a result of this transaction, approximately $8.0 million of previously accrued and unpaid dividends was reversed and approximately $2.3 million of that amount of previously accrued and unpaid dividends was restored to additional paid-in capital in the Consolidated Balance Sheets. On May 17, 2006, we redeemed all remaining outstanding Depositary Shares in accordance with the terms of our $21.25 Preferred Stock at a price of $25.00 per share plus accrued and unpaid dividends to that date, for an aggregate amount of approximately $8.8 million. As a result of the redemption, the holders of Depositary Shares were not eligible to elect directors at our 2006 Annual Meeting of Stockholders.

Related Party Transactions

        We are party to an agreement with Tutor-Saliba Corporation, or Tutor-Saliba, a construction company based in California, and Ronald N. Tutor, Chief Executive Officer and sole stockholder of Tutor-Saliba, to provide certain management services. Tutor-Saliba participated in joint ventures with us before the agreement and continues to participate in joint ventures with us after the agreement. Our share of revenue from these joint ventures amounted to $41.4 million, $39.2 million and $37.7 million in 2006, 2005 and 2004, respectively. Tutor-Saliba owned approximately 11.4% of our outstanding Common Stock as of December 31, 2006. Mr. Tutor has been our Chairman and Chief Executive Officer since March 2000.

        We participate in joint ventures with O&G Industries, a Connecticut-based construction company of which Raymond R. Oneglia is the Vice Chairman and a major shareholder. O&G Industries owned approximately 6.2% of our outstanding Common Stock as of December 31, 2006 and Mr. Oneglia is a member of our Board of Directors, including being a member of the Audit Committee, Corporate Governance and Nominating Committee, and Chairman of the Compensation Committee of our Board of Directors. Our share of revenues from these joint ventures amounted to $37.9 million, $38.4 million and $34.7 million in 2006, 2005 and 2004, respectively.

        For details of compensation to Mr. Tutor, arrangements with Tutor-Saliba and O&G Industries, and other information on related party transactions, see Note 12 of Notes to Consolidated Financial Statements.

New Accounting Pronouncements

        Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards, No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective application method and, accordingly, prior period amounts have not been restated. SFAS No. 123(R) establishes the accounting treatment for equity instruments exchanged for employee services. Among other things, under the provisions of SFAS No. 123(R), share-based compensation is measured at the grant date based on the calculated fair value of the award. From January 1, 2004 through December 31, 2005, we accounted for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”. Therefore, the adoption of the provisions of SFAS No. 123(R) did not have a significant impact on our financial position or results of operations.

        In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through an adjustment to accumulated other comprehensive income (loss) in stockholders’ equity. We adopted the provisions of SFAS No. 158 as of December 31, 2006, as required. Since we had recognized the underfunded status of our defined benefit pension plan in previous years in accordance with SFAS No. 87, “Employer’s Accounting for Pensions”, and since our defined benefit pension plan was frozen in 2004 such that the projected benefit obligation equals the accumulated benefit obligation, the adoption of SFAS No. 158 did not have a significant impact on our consolidated financial statements and related disclosures.

        In addition, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its fiscal year-end, with limited exceptions. We currently use the date of our fiscal year-end as our measurement date and, as a result, that new requirement did not, and will not, have an impact on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. SFAS No. 157 applies under other accounting pronouncements that currently require or permit fair value measurements. SFAS No. 157 is effective for us beginning January 1, 2008, and we will apply the provisions of SFAS No. 157 prospectively as of that date. We are in the process of determining the impact, if any, the adoption of SFAS No. 157 may have on our consolidated financial statements and related disclosures when it become effective in 2008.

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors in the financial statements by considering the impact of both the current year and the cumulative error, if applicable. SAB 108 prescribes two approaches that must be used to evaluate unadjusted errors and requires the financial statements to be adjusted if either approach results in quantifying an error as material. We adopted the provisions of SAB 108 as of December 31, 2006, as required. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

        In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. We are required to adopt FIN 48 as of January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This is different than the accounting practice that we currently follow, which is to recognize the best estimate of the impact of a tax position only when the position is “probable” of being sustained on audit based solely on the technical merits of the position. The term “probable” is consistent with the use of the term in SFAS No. 5 “Accounting for Contingencies,” to mean that “the future event or events are likely to occur.” See Note 5 of Notes to Consolidated Financial Statements for further discussion on our review of this recently issued pronouncement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk for changes in interest rates relates primarily to borrowings under our credit agreement (see Note 4 of Notes to Consolidated Financial Statements), and our short-term investment portfolio. During 2006, we did not borrow under our revolving credit facility and we had an average balance of $25.5 million outstanding on a $30 million term loan, which was repaid in February, 2007 in conjunction with the establishment of our increased credit facility.

        In addition, we had approximately $204.0 million of short-term investments classified as cash equivalents as of December 31, 2006.

        Our revolving credit agreement is available for us to borrow, when needed, for general corporate purposes,

including working capital requirements and capital expenditures. Borrowings under our credit agreement bear interest at the applicable LIBOR or base rate, as defined, and therefore we are subject to fluctuations in interest rates. Based on our average effective borrowing rate and our average outstanding term loan balance in 2006, a change of 1% (or 100 basis points) in our effective borrowing rate would result in an insignificant increase or decrease in net income and cash flow.

        Our short-term investment portfolio consists of highly liquid instruments with maturities of three months or less, all classified as cash and cash equivalents in the accompanying Consolidated Balance Sheets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, and Supplementary Schedules are set forth in Item 15 in this report and are hereby incorporated in this Item 8 by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures – As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us and, although we have designed our disclosure controls and procedures to address the geographic diversity of our operations, this diversity inherently may limit the effectiveness of those controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

        Management’s Report On Internal Control Over Financial Reporting - Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed our internal control over financial reporting as of

December 31, 2006. In making this assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

        Deloitte & Touche LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of our internal control over financial reporting. Such attestation, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal controls over financial reporting as of December 31, 2006, is included below in this Item 9A under the heading “Report of Independent Registered Public Accounting Firm”.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Perini Corporation
Framingham, Massachusetts

        We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Perini Corporation and subsidiaries (collectively, the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

        In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 7, 2007 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph concerning the Company's adoption of new accounting principles in 2006.

/s/Deloitte & Touche LLP

Boston, Massachusetts
March 7, 2007

ITEM 9B. OTHER INFORMATION

        None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information relating to our directors is set forth in the sections entitled “Election of Directors ” and “Corporate Governance” in the definitive proxy statement in connection with our Annual Meeting of Stockholders to be held on May 17, 2007 (the “Proxy Statement”), which sections are incorporated herein by reference. Information relating to our executive officers is set forth in Part I of this report under the caption “Executive Officers of the Registrant” and is hereby incorporated herein by reference.

        We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities and Exchange Act of 1934, as amended. This information is listed under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information appearing under the captions “Compensation Discussion and Analysis” and “Compensation Committee Report” in the Proxy Statement is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND
                RELATED STOCKHOLDER MATTERS

        The information appearing under the caption “Ownership of Common Stock By Directors, Executive Officers and Principal Shareholders” in the Proxy Statement is hereby incorporated herein by reference.

        The information required by Item 201(d) of Regulation S-K is set forth under the caption “Executive Officers – Equity Compensation Plan Information” in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
                INDEPENDENCE

        The information appearing under the captions “Certain Transactions” and “Director Independence” in the Proxy Statement is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information appearing under the caption “The Audit Committee Report – Fees Paid to Audit Firm” in the Proxy Statement is hereby incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PERINI CORPORATION AND SUBSIDIARIES

(a)1.     The following consolidated financial statements and supplementary financial information are filed as part of this report:
                                                                                                             Pages
          Consolidated Financial Statements of the Registrant

          Consolidated Balance Sheets as of December 31, 2006 and 2005                                       48 - 49

          Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004             50

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 2006, 2005 and
          2004                                                                                               51 - 52

          Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004         53 - 54

          Notes to Consolidated Financial Statements                                                         55 - 82

          Report of Independent Registered Public Accounting Firm                                            83

(a)2.     All consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the
          Consolidated Financial Statements or in the Notes thereto.

(a)3.     Exhibits

          The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on  pages 84 through 88.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                Perini Corporation
                                                                (Registrant)

Dated:  March 7, 2007                                           By:  /s/Robert Band
                                                                Robert Band
                                                                President and Chief Operating Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                  Signature                                           Title                               Date

(i)  Principal Executive Officer
    Ronald N. Tutor                                Chairman and Chief Executive Officer             March 7, 2007

By:  /s/Ronald N. Tutor
Ronald N. Tutor

(ii) Principal Financial Officer
    Michael E. Ciskey                              Vice President and Chief Financial Officer       March 7, 2007

By:  /s/Michael E. Ciskey
Michael E. Ciskey

(iii) Principal Accounting Officer
    Peter J. Martinkus                             Vice President and Controller                    March 7, 2007

By:  /s/Peter J. Martinkus
Peter J. Martinkus

(iv)  Directors

    Ronald N. Tutor                                )
    Peter Arkley                                   )
    Robert Band                                    )
    Willard W. Brittain, Jr.                       )
    James A. Cummings                              ) /s/Robert Band
    Robert A. Kennedy                              ) Robert Band
    Michael R. Klein                               ) Attorney in Fact
    Robert L. Miller                               )
    Raymond R. Oneglia                             ) Dated:  March 7, 2007

Consolidated Balance Sheets
December 31, 2006 and 2005

(In thousands, except share data)

Assets
                                                                                                       2006             2005
                                                                                                   -------------    ------------
CURRENT ASSETS:
  Cash, including cash equivalents of $203,920 and $120,434 (Note 1)                                $   225,504      $  139,848
  Accounts receivable, including retainage of $235,006 and $173,828                                     747,626         536,372
  Unbilled work (Note 1)                                                                                 96,341          97,079
  Deferred tax asset (Note 5)                                                                                 -          12,888
  Other current assets                                                                                    8,782          19,703
                                                                                                   -------------    ------------
    Total current assets                                                                            $ 1,078,253      $  805,890
                                                                                                   -------------    ------------

PROPERTY AND EQUIPMENT, at cost (Note 1):
  Land                                                                                              $    13,737      $    6,535
  Buildings and improvements                                                                             28,997          28,689
  Construction equipment                                                                                 57,587          49,587
  Other equipment                                                                                        15,706          13,949
                                                                                                   -------------    ------------
                                                                                                    $   116,027      $   98,760

  Less - Accumulated depreciation                                                                        32,216          25,947
                                                                                                   -------------    ------------

    Total property and equipment, net                                                               $    83,811      $   72,813
                                                                                                   -------------    ------------

OTHER ASSETS:
  Goodwill (Notes 1 and 3)                                                                          $    26,268      $   26,706
  Other (Note 6)                                                                                          7,660           9,847
                                                                                                   -------------    ------------
    Total other assets                                                                              $    33,928      $   36,553
                                                                                                   -------------    ------------

                                                                                                    $ 1,195,992      $  915,256
                                                                                                   =============    ============

The accompanying notes are an integral part of these consolidated financial statements.

Liabilities and Stockholders' Equity
                                                                                                       2006             2005
                                                                                                 ---------------    ---------------
CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 4)                                                     $    14,607      $    16,281
  Accounts payable, including retainage of $165,048 and $120,585                                        641,604          467,079
  Deferred contract revenue (Note 1)                                                                    155,392           83,173
  Accrued expenses                                                                                       72,698           86,022
                                                                                                 ---------------    ---------------
    Total current liabilities                                                                       $   884,301      $   652,555
                                                                                                 ---------------    ---------------

LONG-TERM DEBT, less current maturities included above (Note 4)                                     $    34,135         $    39,969
                                                                                                 ---------------    ---------------

OTHER LONG-TERM LIABILITIES (Notes 6, 7 and 8)                                                      $    33,697      $    39,557
                                                                                                 ---------------    ---------------

CONTINGENCIES AND COMMITMENTS (Note 2)

STOCKHOLDERS' EQUITY (Notes 1, 7, 8 and 9):
  Preferred stock, $1 par value -
    Authorized - 1,000,000 shares
    Designated - 100,000 shares
    Issued and outstanding - zero shares and 18,593 shares of $21.25 convertible
      exchangeable preferred stock ($0 and $4,648 aggregate liquidation preference)                 $        -       $        19
    Series A junior participating preferred stock, $1 par value -
      Designated - 200,000 shares
      Issued - none                                                                                           -                -
  Stock purchase warrants                                                                                   461              461
  Common stock, $1 par value -
    Authorized - 40,000,000 shares
    Issued and outstanding - 26,554,087 shares and 26,037,656 shares                                     26,554           26,038
  Additional paid-in capital                                                                            139,450          116,223
  Retained earnings                                                                                     101,086           67,885
                                                                                                 ---------------    ---------------
                                                                                                    $   267,551      $   210,626
  Accumulated other comprehensive loss                                                                  (23,692)         (27,451)
                                                                                                 ---------------    ---------------
    Total stockholders' equity                                                                      $   243,859      $   183,175
                                                                                                 ---------------    ---------------

                                                                                                    $ 1,195,992      $   915,256
                                                                                                 ===============    ===============

Consolidated Statements of Income
For the Years Ended December 31, 2006, 2005 and 2004

(In thousands, except per share data)

                                                                                  2006             2005             2004
                                                                             ---------------  ---------------  ---------------

Revenues (Note 11)                                                              $ 3,042,839      $ 1,733,477      $ 1,842,315

Cost of Operations                                                                2,873,444        1,663,773        1,750,549
                                                                             ---------------  ---------------  ---------------

Gross Profit                                                                    $   169,395      $    69,704      $    91,766

General and Administrative Expenses                                                  98,516           61,751           43,049
                                                                             ---------------  ---------------  ---------------

INCOME FROM CONSTRUCTION OPERATIONS (Note 11)                                   $    70,879      $     7,953      $    48,717

Other (Income) Expense, Net (Note 6)                                                 (2,581)            (971)           3,087
Interest Expense (Note 4)                                                             3,771            2,003              704
                                                                             ---------------  ---------------  ---------------

Income before Income Taxes                                                      $    69,689      $     6,921      $    44,926

Provision for Income Taxes (Notes 1 and 5)                                          (28,153)          (2,872)          (8,919)
                                                                             ---------------  ---------------  ---------------

NET INCOME                                                                      $    41,536      $     4,049      $    36,007
                                                                             ===============  ===============  ===============

Less:  Accrued Dividends on $21.25 Preferred Stock (Note 8)                            (166)            (990)          (1,188)
Less:  Excess of fair value over carrying value upon redemption of
       $21.25 Preferred Stock (Note 8)                                                 (253)               -                -
Plus:  Reversal of Accrued Dividends on $21.25 Preferred Stock based on
       settlement of lawsuit (Note 8)                                                     -            2,271                -
                                                                             ---------------  ---------------  ---------------

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS                                    $    41,117      $     5,330      $    34,819
                                                                             ===============  ===============  ===============

BASIC EARNINGS PER COMMON SHARE (Note 1)                                        $      1.56      $      0.21      $      1.47
                                                                             ===============  ===============  ===============

DILUTED EARNINGS PER COMMON SHARE (Note 1)                                      $      1.54      $      0.20      $      1.39
                                                                             ===============  ===============  ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 1):
  BASIC                                                                              26,308           25,518           23,724
  Effect of Dilutive Stock Options, Warrants and Restricted Stock
    Units Outstanding                                                                   450              632            1,337
                                                                             ---------------  ---------------  ---------------
  DILUTED                                                                            26,758           26,150           25,061
                                                                             ---------------  ---------------  ---------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2006, 2005 and 2004

(In thousands)

                                                                                                                                 Accumulated
                                                                    Stock                 Additional                                Other
                                                     Preferred    Purchase      Common      Paid-In     Retained    Treasury   Comprehensive
                                                       Stock      Warrants      Stock       Capital     Earnings     Stock          Loss          Total
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

Other comprehensive loss:
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
----------------------------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                    -            -           -            -       4,049           -                -      4,049

Other comprehensive loss:
  Minimum pension liability (Note 7)                          -            -           -            -           -           -             (347)      (347)
                                                                                                                                               -----------
Total comprehensive income                                                                                                                          3,702
                                                                                                                                               -----------

Preferred Stock dividends accrued
($21.25 per share*)                                           -            -           -            -        (990)          -                -       (990)

Common Stock options and
  stock purchase warrants exercised                           -         (504)        291        1,297           -           -                -      1,084

Income tax benefit attributable to nonqualified
  stock options and warrants exercised                        -            -           -        1,446           -           -                -      1,446

Restricted stock compensation expense (Note 9)                -            -           -        3,258           -           -                -      3,258

Issuance of Common Stock                                      -            -         165           55           -           -                -        220

Reacquisition of Common Stock                                 -            -         (24)        (397)          -           -                -       (421)

Settlement of Preferred Stock lawsuit                       (37)           -         373          506           -           -                -        842

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
----------------------------------------------------------------------------------------------------------------------------------------------------------

Consolidated Statements of Stockholders’ Equity (continued)
For the Years Ended December 31, 2006, 2005 and 2004

(In thousands)

                                                                                                                                 Accumulated
                                                                    Stock                 Additional                                Other
                                                     Preferred    Purchase      Common      Paid-In     Retained    Treasury     Comprehensive
                                                       Stock      Warrants      Stock       Capital     Earnings     Stock          Loss          Total
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
----------------------------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                    -            -           -            -      41,536           -                -     41,536

Other comprehensive income:
  Defined benefit pension plans (Note 7)                      -            -           -            -           -           -            3,759      3,759
                                                                                                                                               -----------
Total comprehensive income                                                                                                                         45,295
                                                                                                                                               -----------

Preferred Stock dividends accrued and paid
($8.98 per share**)                                           -            -           -            -        (166)          -                -       (166)

Common Stock options exercised                                -            -         229          847           -           -                -      1,076

Income tax benefit attributable to stock-based
  compensation                                                -            -           -        2,423           -           -                -      2,423

Restricted stock compensation expense (Note 9)                -            -           -       17,105           -           -                -     17,105

Redemption of Preferred Stock (Note 8)                      (19)           -           -        3,543      (8,169)          -                -     (4,645)

Issuance of Common Stock, net                                 -            -         287         (691)          -           -                -       (404)

----------------------------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2006                             $     -        $ 461    $ 26,554    $ 139,450    $101,086         $ -        $ (23,692) $ 243,859
----------------------------------------------------------------------------------------------------------------------------------------------------------

*Equivalent to $2.125 per Depositary Share (see Note 8).
**Equivalent to $0.898 per Depositary Share (see Note 8).

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006, 2005 and 2004

(In thousands)

                                                                                        2006          2005           2004
                                                                                     ------------  ------------   ------------
Cash Flows from Operating Activities:

  Net income                                                                            $ 41,536       $ 4,049       $ 36,007

  Adjustments to reconcile net income to net cash provided from operating activities -

  Depreciation                                                                             7,549         5,462          3,154
  Amortization of deferred expenses and intangible assets                                  2,378         1,241          1,974
  Restricted stock compensation expense                                                   17,105         3,258            856
  Income tax benefit from stock-based compensation                                             -         1,446          8,275
  Deferred income taxes                                                                   15,273        (3,304)           159
  Loss (gain) on land held for sale, net                                                     394        (1,566)           316
  Gain on sale of property and equipment                                                    (552)          (90)          (833)
  Loss on sale of available-for-sale securities                                                -            34              -
  Increase in other long-term liabilities                                                  1,084         1,157             39
  Cash provided from (used by) changes in other components of working capital:

    (Increase) decrease in:
      Accounts receivable                                                               (211,254)       37,155        (46,347)
      Unbilled work                                                                          738         7,696         26,292
      Other current assets                                                                10,024       (11,038)        (1,524)
    Increase (decrease) in:
      Accounts payable                                                                   174,525       (68,733)        26,236
      Deferred contract revenue                                                           72,219        10,245          8,680
      Accrued expenses                                                                   (14,113)       43,327         (3,518)
                                                                                     ------------  ------------   ------------

  NET CASH PROVIDED FROM OPERATING ACTIVITIES                                           $116,906      $ 30,339       $ 59,766
                                                                                     ------------  ------------   ------------

Cash Flows from Investing Activities:

  Acquisition of property and equipment                                                 $(21,526)     $(12,347)      $ (4,486)
  Proceeds from sale of property and equipment                                             3,531         1,429          1,502
  Acquisition of Cherry Hill Construction, Inc., net of cash balance acquired                  -       (19,970)             -
  Acquisition of Rudolph and Sletten, Inc., net of cash balance acquired                       -       (53,597)             -
  Proceeds from land held for sale, net                                                     (302)        3,966          1,161
  Proceeds from sale of available-for-sale securities                                        647        36,389              -
  Investment in other activities                                                            (345)          679           (105)
                                                                                     ------------  ------------   ------------

  NET CASH USED BY INVESTING ACTIVITIES                                                 $(17,995)     $(43,451)      $ (1,928)
                                                                                     ------------  ------------   ------------

Consolidated Statements of Cash Flows (continued)
For the Years Ended December 31, 2006, 2005 and 2004

(In thousands)

                                                                                   2006             2005            2004
                                                                               --------------   -------------   --------------
Cash Flows from Financing Activities:

  Proceeds from long-term debt                                                     $  11,486       $  35,881        $     848
  Reduction of long-term debt                                                        (18,994)        (12,780)            (493)
  Redemption of $21.25 Preferred Stock, including payment of accrued dividends        (8,842)              -                -
  Proceeds from exercise of common stock options and stock purchase warrants           1,076           1,084           11,624
  Income tax benefit from stock-based compensation                                     2,423               -                -
  Issuance of common stock, net                                                         (404)           (421)               -
  Purchase of preferred stock pursuant to settlement of lawsuit                            -          (7,109)               -
  Expenditure for stock registration                                                       -               -           (1,335)
                                                                               --------------   -------------   --------------

  NET CASH PROVIDED FROM (USED BY) FINANCING ACTIVITIES                            $ (13,255)      $  16,655       $   10,644
                                                                               --------------   -------------   --------------

Net Increase in Cash and Cash Equivalents                                          $  85,656       $   3,543       $   68,482

Cash and Cash Equivalents at Beginning of Year                                       139,848         136,305           67,823
                                                                               --------------   -------------   --------------

Cash and Cash Equivalents at End of Year (Note 1(j))                               $ 225,504       $ 139,848        $ 136,305
                                                                               ==============   =============   ==============

Supplemental Disclosure of Cash Paid During the Year For:

  Interest                                                                         $   3,923       $   1,806        $     704
                                                                               ==============   =============   ==============

  Income tax payments                                                              $   3,440       $   5,053        $   1,585
                                                                               ==============   =============   ==============

Supplemental Disclosure of Noncash Transactions:

  Preferred stock exchanged for common stock pursuant
    to settlement of lawsuit                                                       $       -       $   7,925        $      -
                                                                               ==============   =============   ==============

  Common stock issued for services                                                 $   7,396       $   2,562        $      -
                                                                               ==============   =============   ==============

  Preferred stock dividends accrued but not paid                                   $       -       $     990        $   1,188
                                                                               ==============   =============   ==============

  Reversal of preferred stock dividends previously accrued
    but no longer required (Note 8)                                                $       -       $   2,271        $       -
                                                                               ==============   =============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

[1] Summary of Significant Accounting Policies

(a) Nature of Business
Perini Corporation was incorporated in 1918 as a successor to businesses which had been engaged in providing construction services since 1894. Perini Corporation and its wholly owned subsidiaries (the “Company”) provide diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world. The Company’s construction business is conducted through three basic segments or operations: building, civil and management services. The Company offers general contracting, pre-construction planning and comprehensive project management services, including the planning and scheduling of the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract. The Company also offers self-performed construction services, including site work, concrete forming and placement and steel erection. The Company provides these services by using traditional general contracting arrangements, such as fixed price, guaranteed maximum price and cost plus fee contracts and, to a lesser extent, construction management or design-build contracting arrangements.

In an effort to limit its financial and/or operational risk on certain large or complex projects, the Company participates in construction joint ventures, often as the sponsor or manager of the project, for the purpose of bidding and, if awarded, providing the agreed upon construction services. Each participant usually agrees in advance to provide a predetermined percentage of capital, as required, and to share in the same percentage of profit or loss of the project.

(b) Principles of Consolidation
The consolidated financial statements include the accounts of Perini Corporation and its wholly owned subsidiaries. The Company’s interests in construction joint ventures are accounted for using the proportionate consolidation method whereby the Company’s proportionate share of each joint venture’s assets, liabilities, revenues and cost of operations are included in the appropriate classifications in the consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation.

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

(d) Method of Accounting for Contracts
Revenues and profits from the Company’s contracts and construction joint venture contracts are generally recognized by applying percentages of completion for the period to the total estimated profits for the respective contracts. Percentage of completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. However, on construction management contracts, profit is generally recognized in accordance with the contract terms, usually on the as-billed method, which is generally consistent with the level of effort incurred over the contract period. When the estimate on a contract indicates a loss, the Company’s policy is to record the entire loss during the accounting period in which it is estimated. In the ordinary course of business, at a minimum on a quarterly basis, the Company prepares updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs, including unapproved change orders and claims, during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. The financial impact of these revisions to any one contract is a function of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 (continued)

[1] Summary of Significant Accounting Policies (continued)

(d) Method of Accounting for Contracts (continued)
both the amount of the revision and the percentage of completion of the contract. An amount equal to the costs incurred which are attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable. Profit from unapproved change orders and claims is recorded in the period such amounts are resolved.

In accordance with normal practice in the construction industry, the Company includes in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Deferred contract revenue represents the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts. Unbilled work represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled work results when (1) the appropriate contract revenue amount has been recognized in accordance with the percentage of completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or (2) costs, recorded at estimated realizable value, related to unapproved change orders or claims are incurred. Unbilled work related to the Company’s contracts and joint venture contracts at December 31, 2006 and 2005, consisted of the following (in thousands):

                                                   2006           2005
                                               -------------  -------------
Unbilled costs and profits incurred to date*       $ 33,011       $ 30,108
Unapproved change orders                              8,369          7,067
Claims                                               54,961         59,904
                                               -------------  -------------
                                                   $ 96,341       $ 97,079
                                               =============  =============

* Represents the excess of contract costs and profits recognized to date on the percentage of completion accounting method over billings to date on certain contracts.

Of the balance of "Unapproved change orders" and "Claims" included above in unbilled work at December 31, 2006 and December 31, 2005, approximately $36.9 million and $36.7 million, respectively, are amounts subject to pending litigation or dispute resolution proceedings as described in Item 3 - "Legal Proceedings" and Note 2, "Contingencies and Commitments". These amounts are management's estimate of the probable recovery from the disputed claims considering such factors as evaluation of entitlement, settlements reached to date and experience with the customer. In the event that future facts and circumstances, including the resolution of disputed claims, cause a reduction in the aggregate amount of the estimated probable recovery from the disputed claims, the amount of such reduction will be recorded against future earnings in the relevant period.

The prerequisite for billing "Unbilled costs and profits incurred to date" is provided in the defined billing terms of each of the applicable contracts. The prerequisite for billing "Unapproved change orders" or "Claims" is the final resolution and agreement between the parties. The amount of unbilled work at December 31, 2006 estimated by management to be collected beyond one year is approximately $48.2 million.

(e) Property and Equipment
Land, buildings and improvements, construction and computer-related equipment and other equipment are recorded at cost. Depreciation is calculated primarily using the straight-line method for all classifications of depreciable property. Construction equipment is depreciated over estimated useful lives ranging from five to twenty years with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 (continued)

[1] Summary of Significant Accounting Policies (continued)

(e) Property and Equipment (continued)
estimated salvage values ranging from ten to forty percent of the acquisition cost.

The remaining depreciable property is depreciated over estimated useful lives ranging from three to forty years with no provision for estimated salvage values.

(f) Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is evaluated by comparing the carrying value of the assets to the undiscounted associated cash flows. When this comparison indicates that the carrying value of the asset is greater than the undiscounted cash flows, a loss is recognized for the difference between the carrying value and estimated fair value. Fair value is determined based either on market quotes or appropriate valuation techniques.

(g) Goodwill
Goodwill included in the accompanying Consolidated Balance Sheets represents the excess of the costs of subsidiaries acquired over the fair value of their net assets as of the dates of acquisition as summarized in the following table (in thousands):

                                                2006          2005
                                             ------------  ------------

Perini Building Company, Inc.                   $ 1,017       $ 1,017
James A. Cummings, Inc.                           11,661        11,661
Rudolph and Sletten, Inc.                         13,590        14,028
                                             ------------  ------------
     Total                                      $ 26,268      $ 26,706
                                             ============  ============

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company annually assesses the potential amount of goodwill impairment by applying a fair value test as of December 31. Based on the impairment tests completed for 2006, 2005 and 2004, the Company concluded that goodwill was not impaired.

(h) Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". (See Note 5). Deferred income tax assets and liabilities are recognized for the effects of temporary differences between the financial statement carrying amounts and the income tax basis of assets and liabilities using tax rates expected to be in effect when such differences reverse. In addition, future tax benefits, such as non-deductible accrued expenses, are recognized to the extent such benefits are more likely than not to be realized as an economic benefit in the form of a reduction of income taxes in future years.

(i) Earnings Per Common Share
Earnings per common share amounts were calculated in accordance with SFAS No. 128, "Earnings per Share". Basic earnings per common share was computed by dividing net income less the sum of (i) dividends accrued on the $21.25 Preferred Stock during all years presented and (ii) the excess of the fair value of the consideration given over the carrying value upon redemption of the $21.25 Preferred Stock in 2006, plus the reversal in 2005 of approximately $2.3 million of previously accrued and unpaid dividends on the $21.25 Preferred Stock no longer required (see Notes 8 and 10) by the weighted average number of common shares outstanding. Diluted earnings per common share was similarly computed after giving consideration to the dilutive effect of stock options, warrants and restricted stock units outstanding on the weighted average number of common shares outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 (continued)

[1] Summary of Significant Accounting Policies (continued)

(i) Earnings Per Common Share (continued)
There were no antidilutive stock options or stock purchase warrants at December 31, 2006, 2005 and 2004. The effect of the assumed conversion of the Company's outstanding $21.25 Preferred Stock into Common Stock was antidilutive for all applicable years presented.

(j) Cash and Cash Equivalents
Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

Cash and cash equivalents as reported in the accompanying Consolidated Balance Sheets consist of amounts held by the Company that are available for general corporate purposes and the Company's proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses. Cash held by construction joint ventures is distributed from time to time to the Company and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by the Company from its construction joint ventures are then available for general corporate purposes. At December 31, 2006 and 2005, cash and cash equivalents consisted of the following (in thousands):

                                                          2006          2005
                                                       ------------  ------------

Corporate cash and cash equivalents (available
  for general corporate purposes)                        $ 189,558     $  99,747

Company's share of joint venture cash and
  cash equivalents (available only for joint venture
  purposes, including future distributions)                 35,946        40,101
                                                       ------------  ------------
                                                         $ 225,504     $ 139,848
                                                       ============  ============

(k) Stock-Based Compensation
Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)") using the modified prospective application method and, accordingly, prior period amounts have not been restated. In November 2005, the Financial Accounting Standards Board issued its Staff Position No. 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards" ("FSP 123(R)-3"). The Company has elected to adopt the alternative transition method provided in FSP 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool ("APIC Pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and the Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). (See Note 9.)

From January 1, 2004 through December 31, 2005, the Company accounted for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". Therefore, the adoption of the provisions of SFAS No. 123(R) did not have a significant impact on the Company's financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 (continued)

[1] Summary of Significant Accounting Policies (continued)

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

(m) New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans", which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through an adjustment to accumulated other comprehensive income (loss) in stockholders' equity. The Company adopted the provisions of SFAS No. 158 as of December 31, 2006, as required. Since the Company had recognized the underfunded status of its defined benefit pension plan in its financial statements in previous years in accordance with SFAS No. 87, "Employers' Accounting for Pensions", and since the Company's defined benefit pension plan was frozen in 2004 such that the projected benefit obligation equals the accumulated benefit obligation, the adoption of SFAS No. 158 did not have a significant impact on its consolidated financial statements and related disclosures.

In addition, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its fiscal year-end, with limited exceptions. The Company uses the date of its fiscal year-end as its measurement date and, as a result, that new requirement did not, and will not, have an impact on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS No. 157") which clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. SFAS No. 157 applies under other accounting pronouncements that currently require or permit fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008, and the Company will apply the provisions of SFAS No. 157 prospectively as of that date. The Company is in the process of determining the impact, if any, the adoption of SFAS No. 157 may have on its consolidated financial statements and related disclosures when it become effective in 2008.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements," ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors in the financial statements by considering the impact of both the current year and the cumulative error, if applicable. SAB 108 prescribes two approaches that must be used to evaluate unadjusted errors and requires the financial statements to be adjusted if either approach results in quantifying an error as material. The Company adopted the provisions of SAB 108 as of December 31, 2006, as required. The adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

In June 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company is required to adopt FIN 48 as of January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This is different than the accounting practice currently followed by the Company, which is to recognize the best estimate of the impact of a tax position only when the position is "probable" of being sustained on audit based solely on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 (continued)

[1] Summary of Significant Accounting Policies (continued)

(m) New Accounting Pronouncements (continued)
technical merits of the position. The term "probable" is consistent with the use of the term in SFAS No. 5 "Accounting for Contingencies," to mean that "the future event or events are likely to occur." See Note 5 for further discussion on the Company's review of this recently issued pronouncement.

[2] Contingencies and Commitments

(a) Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter
During 1995, a joint venture, Tutor-Saliba-Perini, or the Joint Venture, in which Perini Corporation, or Perini, is the 40% minority partner and Tutor-Saliba Corporation, or Tutor-Saliba, of Sylmar, California is the 60% managing partner, filed a complaint in the Superior Court of the State of California for the County of Los Angeles against the Los Angeles County Metropolitan Transportation Authority, or LAMTA, seeking to recover costs for extra work required by LAMTA in connection with the construction of certain tunnel and station projects. In 1999, LAMTA countered with civil claims under the California False Claims Act ("CFCA") against the Joint Venture, Tutor-Saliba and Perini jointly and severally (together, TSP). Ronald N. Tutor, the Chairman and Chief Executive Officer of Perini since 2000, is also the chief executive officer and the sole stockholder of Tutor-Saliba.

Claims concerning the construction of LAMTA projects were tried in 2001. During the trial, based on the Joint Venture's alleged failure to comply with the court's discovery orders, the judge issued terminating sanctions that resulted in a substantial judgment against TSP.

TSP appealed and, on January 25, 2005, the State of California Court of Appeal reversed the trial court's entire judgment and found that the trial court judge had abused his discretion and had violated TSP's due process rights, and had imposed impermissibly overbroad terminating sanctions. The Court of Appeal also directed the trial court to dismiss LAMTA's claims that TSP had violated the Unfair Competition Law ("UCL") because LAMTA lacked standing to bring such a claim, and remanded the Joint Venture's claims against LAMTA for extra work required by LAMTA and LAMTA's counterclaim under the CFCA against TSP to the trial court for further proceedings, including a new trial. LAMTA petitioned the Court of Appeal for rehearing and the California Supreme Court for review. Both petitions were denied and the case was remanded and reassigned for a new trial.

In 2006, upon remand, the trial court allowed LAMTA to amend its cross-complaint to add the District Attorney as a party in order to have a plaintiff with standing to assert a UCL claim, and allowed a UCL claim to be added. The court also ordered that individual issues of the case be tried separately.

On December 18, 2006, in the trial of the first issue, which arose out of a 1994 change order involving a Disadvantaged Business Enterprise subcontractor pass-through claim, the jury found that the Joint Venture had submitted two false claims for payment and had breached its contract with LAMTA and awarded LAMTA $111,651 in damages. The court will treble those damages and may award penalties up to $10,000 for each of the two claims. In addition, the court will determine whether there was one or more violations of the UCL. Each such violation may bear a penalty of up to $10,000. Briefing on issues of penalties is scheduled to be completed in March, 2007. A final judgment with respect to these claims will not be entered until the entire case has been resolved and is subject to appeal.

On February 21, 2007, the court granted a Joint Venture motion and precluded LAMTA in future proceedings from presenting its claims that the Joint Venture breached its contract and violated the CFCA by allegedly "frontloading" the so called "B Series" contracts. The court ordered further briefing on LAMTA's UCL claim on this issue.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 (continued)

[2] Contingencies and Commitments (continued)

(a) Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter (continued)
The Court has indicated that it would like the parties to resolve the entire case through mediation.

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

On October 7, 2004, STP filed suit against Perini in New York State court seeking enforcement against Perini of a Guaranty Agreement that allegedly guarantees the performance and payment obligations of the subject RPJV/Siemens contract in an amount to be determined at trial, but not less than $27.0 million. This action has been stayed pending the arbitration.

On March 14, 2006, the arbitration panel issued a final award on Phase I of the arbitration, awarding RPJV approximately $16.2 million on its claim and awarding STP approximately $0.5 million on its claim, for a net award to RPJV of approximately $15.7 million, payable in thirty days. The arbitrators also deferred decision on an additional amount of approximately $15.5 million of RPJV's Phase I claims until the conclusion of Phase II. Subsequently, STP filed a Motion to Stay Enforcement of the Phase I arbitration award, together with a petition for an order to vacate, annul and set aside the award. The motion was denied and the arbitration award was confirmed. As a result, a judgment was entered, as of September 29, 2006, in favor of RPJV and against STP in the sum of approximately $16.0 million, including prejudgment interest from April 13, 2006 through September 29, 2006, totaling approximately $0.3 million. Interest accrues on the judgment from September 29, 2006 at 9% per annum. STP has filed an appeal of the judgment.

There will be a second phase of the arbitration, which will include claims which existed on or after September 29, 2003. The parties exchanged statements of claim on July 24, 2006. RPJV's claim is $23,183,341, plus interest. STP's claim is $17,500,000. Discovery has started, but no hearings have been held. Hearings are scheduled to start in April, 2007.

Management has made an estimate of the anticipated total cost recovery on this project and it is included in revenue recorded to date. To the extent new facts become known or the final cost recovery included in the claim settlement varies from this estimate, the impact of the change will be reflected in the financial statements at that time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 (continued)

[2] Contingencies and Commitments (continued)

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

Certain of PKC's claims have been presented to a Disputes Review Board, or DRB, which consists of three construction experts chosen by the parties. To date, the DRB has issued five binding awards on PKC's claims. It has ruled that PKC is entitled to additional compensation for the first portion of its contract time delay claim in the amount of $17.4 million. On March 20, 2002, the Superior Court of the Commonwealth of Massachusetts approved PKC's request to confirm the DRB's $17.4 million award. The MHD appealed the Superior Court decision to the Appeals Court of the Commonwealth of Massachusetts, which affirmed the Superior Court's confirmation of the DRB's award on May 30, 2006.

The DRB has also ruled on a binding basis that PKC is entitled to four additional compensation awards, less credits, totaling $39.8 million for impacts and inefficiencies caused by MHD to certain of PKC's work. The first two such awards, totaling $17.1 million, have been confirmed by the Superior Court and were not appealed. MHD has filed actions in the Superior Court seeking to vacate the other two awards, and PKC has answered, seeking to confirm them. These actions have not yet been heard. PKC has taken the position that it is entitled to interest on each of the five binding DRB awards as provided in the awards. It appears that MHD will object to payment of any interest.

Under the dispute resolution rules of the contract, either party may periodically terminate the services of some or all of the DRB members, provided that members who are removed under this provision will remain on the DRB through the completion of any then pending claims. The MHD removed the "Second DRB" members and the "Third DRB" members have been agreed upon and have begun hearing claims. It is PKC's position that the remaining claims, which have an anticipated value of approximately $104 million (exclusive of interest), are to be decided by the Third DRB on a binding basis. MHD disputes that the remaining claims before the Third DRB are to be decided on a binding basis. Hearings before the Third DRB began in October, 2006 and are scheduled to occur throughout the remainder of 2007.

Management has made an estimate of the total anticipated cost recovery on this project and it is included in revenue recorded to date. To the extent new facts become known or the final cost recovery included in the claim settlement varies from this estimate, the impact of the change will be reflected in the financial statements at that time.

On August 14, 2002, the Massachusetts Attorney General's office, pursuant to its authority under the Massachusetts False Claims Act, served a Civil Investigative Demand ("CID") on Perini and the other joint venture partners. The CID sought the production of certain construction claims documentation in connection with the Central Artery/Tunnel Contract No. C11A1. In September 2004, the Attorney General's office presented a list of items that it believed constitutes possible false claims. PKC made a responsive presentation to the Attorney General's office in January, 2005. PKC vigorously denies that it submitted any false claims and is cooperating with the Attorney General's office in the ongoing investigation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 (continued)

[2] Contingencies and Commitments (continued)

(d) Investigation by U.S. Attorney for Eastern District of New York
In 2001, the Company received a grand jury subpoena for documents in connection with an investigation by the U.S. Attorney's Office for the Eastern District of New York. The Company's understanding is that the investigation concerns contracting with disadvantaged, minority, and women-owned businesses in the New York City area construction industry. The Company has cooperated with the U. S. Attorney's Office in the investigation and produced documents pursuant to the subpoena in 2001 and 2002. In August 2006, the Company received two additional grand jury subpoenas for documents in connection with the same investigation. The Company subsequently produced documents pursuant to those subpoenas, and continues to cooperate in the investigation. It is the Company's understanding that lawyers for two individual Perini Civil employees also are in separate discussions with the U.S. Attorney's Office related to the investigation. On January 8, 2007, the Company was informed by the U.S. Attorney's Office that the Company meets the definition of "subject" in the United States Attorney's Manual. That definition is "a person whose conduct is within the scope of the grand jury's investigation." At the same time, the U.S. Attorney's Office also wrote to the Company that "Perini has been cooperatively engaged in discussions with this office and that we are considering a civil settlement with regard to Perini." The Company is unable to evaluate the potential impact, if any, of the investigation at this time.

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

The transaction was accounted for using the purchase method of accounting as required by SFAS No. 141, "Business Combinations", including the allocation of the purchase price to the tangible and intangible assets of Rudolph & Sletten which has been finalized. The following table summarizes the fair value of the assets acquired and liabilities assumed as of October 3, 2005 (in thousands):

          Current assets                                         $214,823
          Property and equipment, net                              17,625
          Other long-term assets                                    1,758
          Goodwill                                                 13,590
          Intangible assets                                         7,410
                                                              ------------
               Total assets acquired                             $255,206
          Current liabilities                                    (194,388)
          Other long-term liabilities                              (2,803)
          Long-term deferred tax liabilities                       (2,555)
                                                              ------------
               Total Acquisition Costs                           $ 55,460
                                                              ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 (continued)

[3] Acquisitions (continued)

(a) Rudolph and Sletten, Inc. (continued)
The $13.6 million of "Goodwill" referred to above has been allocated to the building construction segment and is not deductible for tax purposes. Goodwill and intangible assets with an indefinite life recorded in the acquisition were tested in 2005 and 2006 and will be tested periodically in the future for impairment as required by SFAS No. 142, "Goodwill and Other Intangible Assets."

The following table identifies the intangible assets acquired and their respective amortization period. The amounts assigned to intangible assets represent the Company's estimate of the fair value of the intangible assets acquired as of October 3, 2005 and were based on an independent appraisal.

                                                                       Amortization
                                                        Amount            Period
                                                    ----------------  ---------------
                                                    (in thousands)

     Construction contract backlog                       $ 1,840         3 years
     Customer relationships                                2,300        10 years
     Non-compete agreements                                2,400         5 years
     Rudolph & Sletten trademark                             850           n.a.
     Construction permits and licenses                        20         1 year
                                                    ----------------
          Total intangible assets acquired               $ 7,410
                                                    ================

(b) Cherry Hill Construction, Inc.
In January 2005, the Company completed the acquisition of 100% of the outstanding capital stock of Cherry Hill Construction, Inc. ("Cherry Hill"), a privately held construction company based in Jessup, Maryland, for approximately $22.0 million in cash. Cherry Hill is an established civil contractor operating in the mid-Atlantic and southeastern regions of the United States specializing in excavation, foundations, paving and construction of civil infrastructure. Cherry Hill's strong regional reputation for civil construction projects and its complementary client base provide a strategic fit with the Company's existing operations and extend the Company's civil construction presence into the mid-Atlantic and southeastern regions of the United States. The acquisition was effective as of January 1, 2005 and, accordingly, Cherry Hill's financial results are included in the Company's consolidated results of operations and financial position beginning January 1, 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 (continued)

[3] Acquisitions (continued)

(b) Cherry Hill Construction, Inc. (continued)

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
                                                       ============

The amount assigned to intangible assets primarily represents the Company's estimate of the fair value of contract backlog acquired as of January 1, 2005 and was based on an independent appraisal. The intangible assets are being amortized using the straight-line method over an approximate 2.5-year period based on the estimated durations of the contracts acquired.

(c) Unaudited Pro Forma Results of Operations
The acquisition of Cherry Hill was effective as of January 1, 2005 and, accordingly, the Company's 2005 results include Cherry Hill for the full year. The acquisition of Rudolph & Sletten was effective as of October 3, 2005 and, accordingly, the Company's 2005 results include Rudolph & Sletten for only the fourth quarter of 2005. The following pro forma financial information presents the results of the Company, assuming Cherry Hill and Rudolph & Sletten were acquired on January 1, 2004 (in thousands):

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 (continued)

[4] Financial Commitments

Long-term Debt

Long-term debt of the Company at December 31, 2006 and 2005 consisted of the following (in thousands):

                                                                                               2006           2005
                                                                                            ------------   ------------

Borrowing under revolving credit facility at an average rate of 6.8% in 2005                   $      -       $      -
Borrowings under term loan at an average rate of 7.2% in 2006 and 6.4% in 2005                   22,500         28,500
Mortgage on corporate headquarters building, at a rate of 8.96%
  payable in equal monthly installments over a ten year period, with a balloon
  payment of approximately $5.3 million in 2010                                                   6,370          6,597
Mortgage on office building at a rate of 5.68% payable in equal monthly installments
  over a five year period, with a balloon payment of $1.4 million in 2008                         1,513          1,568
Mortgage on office building at a rate of 7.16% payable in equal monthly installments
  over a five year period, with a balloon payment of $1.5 million in 2011                         1,754              -
Mortgage on office building at a rate of 7.75% payable in equal monthly installments
  over a five year period, with a balloon payment of $1.8 million in 2006                             -          1,813
Other mortgages                                                                                   1,806          1,882
Other indebtedness, primarily equipment financing at rates ranging from 0% to 7.5%               14,799         15,890
                                                                                            ------------   ------------
Total                                                                                          $ 48,742       $ 56,250
Less - current maturities                                                                        14,607         16,281
                                                                                            ------------   ------------
       Net long-term debt                                                                      $ 34,135       $ 39,969
                                                                                            ============   ============

Payments required under these obligations amount to approximately $14,607 in 2007, $12,536 in 2008, $8,661 in 2009, $11,383 in 2010, and $1,555 in 2011.

On February 22, 2007, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and three participant lenders (the “Amended Agreement”). The Amended Agreement amends and restates in its entirety the Company’s previously existing credit agreement dated as of October 14, 2005, as amended through April 13, 2006 (the “Prior Agreement”).

The Amended Agreement provides for a secured revolving credit facility (the “Revolving Facility”) of up to $125 million, which can be expanded to $175 million in the future with the consent of the lenders. This represents an increased borrowing capacity from the Prior Agreement, which provided for a revolving credit facility of $50 million, plus a term loan in the original amount of $30 million, of which $22.5 million was outstanding at December 31, 2006. The term loan was paid in full on February 22, 2007 in conjunction with the closing of the Amended Agreement.

The Company can choose from interest rate alternatives including a prime-based rate, as well as Eurodollar rate-based options. While the Amended Agreement also provides for an increase in the aggregate amount of letters of credit that may be issued under the agreement from $15 million to $50 million, any outstanding letters of credit reduce availability under the Revolving Facility on a dollar-for-dollar basis. The termination date of the Revolving Facility was extended from June 30, 2008 to February 22, 2012.

The Amended Agreement requires, among other things, maintaining minimum net worth and fixed charge coverage and asset coverage ratios as well as a maximum leverage ratio. The Amended Agreement also includes operational covenants customary for facilities of this type, including limitations on incurring additional indebtedness and liens, as well as restrictions on types of investments and the purchase and sale of assets outside of the normal course of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 (continued)

[4] Financial Commitments (continued)

business. The Company’s obligations under the Amended Agreement are guaranteed by substantially all of the Company’s current and future subsidiaries, and secured by substantially all of the Company’s and its subsidiaries’ assets. In contrast to the Prior Agreement, the Amended Agreement does not require a pledge of the subsidiaries’ capital stock.

The fair value of the balance outstanding under the Amended Agreement equals the carrying value of zero. For fixed rate debt, fair value is determined based on discounted cash flows for the debt at the Company’s current incremental borrowing rate for similar types of debt. The estimated fair value of fixed rate debt at December 31, 2006 and 2005 is $26.5 million and $28.0 million, respectively, compared to the carrying amount of $26.2 million and $27.75 million, respectively.

Leases

The Company leases certain construction equipment, vehicles and office space under non-cancelable operating leases. Future minimum rent payments under non-cancelable operating leases as of December 31, 2006 are as follows (in thousands):

                                                      Amount
                                                   ------------

          2007                                        $  6,256
          2008                                           4,595
          2009                                           3,214
          2010                                           1,691
          2011                                             830
          Thereafter                                     3,165
                                                   ------------
          Subtotal                                    $ 19,751

          Less -  Sublease rental agreements              (415)
                                                   ------------

          Total                                       $ 19,336
                                                   ============

Rental expense under long-term operating leases of construction equipment, vehicles and office space was $7,191 in 2006, $10,531in 2005 and $4,398 in 2004.

Although not material to the Company's consolidated financial position or results of operations, the Company also leases certain construction equipment under capital lease arrangements from time to time. Amounts relating to capital leases are included in the accompanying Consolidated Balance Sheets under "Construction Equipment" and "Long-term Debt".

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 (continued)

[5] Income Taxes
The provision (credit) for income taxes is comprised of the following (in thousands):

                          Federal        State         Total
                        -----------  -------------  ------------

2006
  Current                 $ 11,564        $ 1,316      $ 12,880
  Deferred                  13,931          1,342        15,273
                        -----------  -------------  ------------
                          $ 25,495        $ 2,658      $ 28,153
                        ===========  =============  ============
2005
  Current                 $  1,417        $ 3,594      $  5,011
  Deferred                     781         (2,920)       (2,139)
                        -----------  -------------  ------------
                          $  2,198        $   674      $  2,872
                        ===========  =============  ============
2004
  Current                 $    360        $   650      $  1,010
  Deferred                   7,654            255         7,909
                        -----------  -------------  ------------
                          $  8,014        $   905      $  8,919
                        ===========  =============  ============

The table below reconciles the difference between the statutory federal income tax rate and the effective rate provided for income before income taxes in the Consolidated Statements of Income.

                                                      2006          2005           2004
                                                  -------------  ------------  -------------

Statutory federal income tax rate                        35.0%         35.0%          35.0%
State income taxes, net of federal tax benefit            2.9          (0.2)           2.0
Secondary offering costs                                    -           2.9              -
Reversal of valuation allowance                             -             -          (17.6)
Officer's compensation                                    3.2           4.8              -
Other                                                    (0.7)         (1.0)           0.5
                                                  -------------  ------------  -------------
Effective tax rate                                       40.4%         41.5%          19.9%
                                                  =============  ============  =============

The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 2006 and 2005 (in thousands):

                                                            2006           2005
                                                         ------------   ------------
Deferred Tax Assets
Contract losses                                              $ 1,432       $ 16,156
Timing of expense recognition                                 10,358         11,143
Net operating loss carryforwards                                   -            490
Alternative minimum tax credit carryforwards                       -          4,265
Other, net                                                        71            361
                                                         ------------   ------------
                                                            $ 11,861       $ 32,415
Valuation allowance for deferred tax assets                        -           (490)
                                                         ------------   ------------
  Deferred tax assets                                       $ 11,861       $ 31,925
                                                         ------------   ------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 (continued)

[5] Income Taxes (continued)

Deferred Tax Liabilities
Joint ventures - construction                              $  (5,136)     $  (6,858)
Fixed assets, due primarily to purchase accounting            (8,226)        (8,546)
Intangible assets, due primarily to purchase accounting       (2,647)        (2,903)
Other                                                           (656)          (683)
                                                         ------------   ------------
  Deferred tax liabilities                                 $ (16,665)     $ (18,990)
                                                         ------------   ------------

  Net deferred tax asset (liability)                       $  (4,804)     $  12,935
                                                         ============   ============

The net deferred tax asset (liability) as of December 31, 2006 and 2005 is classified in the Consolidated Balance Sheets based on when the future benefit (expense) is expected to be realized as follows (in thousands):

                                                2006            2005
                                             ------------    ------------

Short-term deferred tax asset (liability)       $   (852)       $ 12,888
Long-term deferred tax asset (liability)          (3,952)             47
                                             ------------    ------------
                                                $ (4,804)       $ 12,935
                                             ============    ============

A valuation allowance is provided when necessary to reduce the deferred tax assets to a level which, more likely than not, will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. The deferred tax assets reflect management's estimate of the amount which would, more likely than not, be realized from future taxable income.

The Company has evaluated the available evidence about both asserted and unasserted income tax contingencies in its income tax returns filed with the Internal Revenue Service, state, local and foreign tax authorities. The Company has recorded $1.9 million and $1.7 million as of December 31, 2006 and 2005, respectively, for income tax contingencies which represent its estimates of the amount that is probable and estimable of being payable, if successfully challenged by such tax authorities, under the provisions of SFAS No. 5, "Accounting for Contingencies". The Company has not received either written or oral tax opinions that are contrary to its assessment of the recorded income tax contingency accruals.

In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. FIN 48 requires that the cumulative effect of its adoption be recorded as a change to opening retained earnings in the first quarter of 2007. The Company expects that the adoption of FIN 48 will not have a significant impact on the Company's consolidated financial position, results of operations and effective tax rate and believes that any adjustment recorded to reduce opening retained earnings will be immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 (continued)

[6] Other Assets, Other Long-term Liabilities and Other (Income) Expense, Net
Other Assets, Other Long-term Liabilities and Other (Income) Expense, Net consist of the following (in thousands) for the periods presented:

Other Assets
                                                              2006           2005
                                                           ------------   ------------
Land held for sale (Note 13)                                  $    974       $    816
Deferred expenses                                                  749            957
Other investments                                                  529          1,334
Deferred tax asset                                                   -             47
Intangible assets (Note 3)                                       5,408          6,693
                                                           ------------   ------------
                                                              $  7,660       $  9,847
                                                           ============   ============

Other Long-term Liabilities
                                                              2006           2005
                                                           ------------   ------------
Employee benefit related liabilities                          $  2,186       $  2,014
Minimum pension liability adjustment (Note 7)                   13,298         29,583
Subcontractor insurance program                                 12,737          1,078
Deferred tax liability                                           3,952              -
Deferred lease incentive                                         1,524          1,701
Accrued dividends on
  $21.25 Preferred Stock (Note 8)                                    -          4,031
Other                                                                -          1,150
                                                           ------------   ------------
                                                              $ 33,697       $ 39,557
                                                           ============   ============

Other (Income) Expense, Net
                                                              2006           2005           2004
                                                           ------------   ------------   ------------
Stock registration expense                                    $    222       $    576        $ 1,687
Loss (gain) from land sales, net (Note 13)                         394         (1,566)           316
Interest  income                                                (4,323)        (1,040)          (474)
Bank fees                                                          712            597            559
Miscellaneous expense, net                                         414            462            999
                                                           ------------   ------------   ------------
                                                              $ (2,581)      $   (971)       $ 3,087
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 (continued)

[7] Employee Benefit Plans (continued)
Effective June 1, 2004, all benefit accruals under the Company’s pension plan were frozen; however, the current vested benefits will be preserved. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, a one-time charge of $0.2 million was recorded in 2004.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), which requires an employer to recognize the over funded or under funded status of defined benefit and other post-retirement plans as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through an adjustment to accumulated other comprehensive income (loss) in stockholders’ equity. The Company adopted the provisions of SFAS No. 158 as of December 31, 2006, as required. Since the Company had recognized the under funded status of its defined benefit pension plan in its financial statements in previous years in accordance with SFAS No. 87, “Employers’ Accounting for Pension”, and since the Company’s defined benefit pension plan was frozen in 2004 such that the projected benefit obligation equals the accumulated benefit obligation, the adoption of SFAS No. 158 did not have a significant impact on the consolidated financial statements and related disclosures.

In addition, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its fiscal year-end, with limited exceptions. The Company currently uses the date of its fiscal year-end as its measurement date and, as a result, that new requirement did not, and will not, have an impact on the Company’s consolidated financial statements.

Net pension cost for 2006, 2005 and 2004 follows (in thousands):

                                                              2006            2005            2004
                                                          -------------    ------------    ------------

Service cost - benefits earned during the period               $     -         $     -         $ 1,660
Interest cost on projected benefit obligation                    4,382           4,185           4,538
Expected return on plan assets                                  (4,247)         (4,132)         (3,956)
Amortization of prior service costs                                  -               -              15
Recognized actuarial loss                                        2,453           1,660           1,246
                                                          -------------    ------------    ------------
Net pension cost                                               $ 2,588         $ 1,713         $ 3,503
                                                          =============    ============    ============

Actuarial assumptions used to determine net pension cost:
  Discount rate                                                  5.62%           5.75%           6.25%
  Long-term rate of return on assets                             7.50%           7.50%           7.50%
  Rate of increase in compensation                                n.a.            n.a.           6.00%

The expected long-term rate of return on assets assumption will remain at 7.50% for 2007. The expected long-term rate of return on assets assumption was developed considering historical and future expectations for returns for each asset class.

The target asset allocation for the Company’s pension plan by asset category for 2007 and the actual asset allocation at December 31, 2006 and 2005 by asset category are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 (continued)

[7] Employee Benefit Plans (continued)

                                       Percentage of Plan Assets at December 31,
                                    ------------------------------------------------
                                      Target
                                    Allocation
Asset Category                         2007               2006             2005
--------------------------------    ------------      -------------     ------------

Equity securities:
  Domestic                                60.0%              61.4%            60.3%
  International                           15.0               17.9             15.9
Fixed income securities                   25.0               20.1             23.2
Other                                      0.0                0.6              0.6
                                    ------------      -------------     ------------
Total                                    100.0%             100.0%           100.0%
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

The Company expects to contribute $3.2 million to its defined benefit pension plan in 2007.

The following tables provide a reconciliation of the changes in the fair value of assets in the plan and plan benefit obligations during the two year period ended December 31, 2006, and a statement of the funded status as of December 31, 2006 and 2005 (in thousands):

                                                                            2006            2005
                                                                        --------------  -------------
Change in Fair Value of Plan Assets
Balance at beginning of year                                                 $ 53,526       $ 44,574
Actual return on plan assets                                                    7,022          3,779
Company contribution                                                            6,157          9,157
Benefit payments                                                               (4,046)        (3,984)
                                                                        --------------  -------------
Balance at end of year                                                       $ 62,659       $ 53,526
                                                                        ==============  =============

Change in Projected Benefit and Accumulated Obligations
Balance at beginning of year                                                 $ 78,638       $ 76,568
Service cost                                                                        -              -
Interest cost                                                                   4,382          4,185
Actuarial (gain) loss                                                            (663)         1,869
Benefit payments                                                               (4,046)        (3,984)
                                                                        --------------  -------------
Balance at end of year                                                       $ 78,311       $ 78,638
                                                                        ==============  =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 (continued)

[7] Employee Benefit Plans (continued)

                                                                           2006            2005
                                                                        --------------  -------------
Funded Status
Funded status at December 31,                                               $ (15,652)     $ (25,112)
                                                                        ==============  =============

Amounts recognized in Consolidated Balance Sheets consist of:
  Current assets                                                            $       -
  Current liabilities                                                            (168)
  Long-term liabilities                                                       (15,484)
                                                                        --------------

Net amount recognized in Consolidated Balance Sheets                        $ (15,652)
                                                                        ==============

Amounts not yet reflected in net periodic benefit cost and
  included in accumulated other comprehensive loss:
    Accumulated loss                                                        $ (23,692)     $ (29,583)
                                                                        --------------  -------------
Accumulated other comprehensive loss                                          (23,692)       (29,583)
Cumulative Company contributions in excess of net periodic benefit cost         8,040          4,471
                                                                        --------------  -------------
Net amount recognized in Consolidated Balance Sheets                        $ (15,652)     $ (25,112)
                                                                        ==============  =============

The estimated amount of the net accumulated loss that will be amortized from accumulated other comprehensive loss into net period benefit cost in 2007 is $2.12 million. There was no change in accumulated other comprehensive loss as a result of the application of SFAS No. 158 in 2006.

Actuarial assumptions used to determine benefit obligation:             2006                2005
                                                                   ----------------    ---------------
Discount rate                                                                5.86%              5.62%
Rate of increase in compensation                                              n.a.               n.a.
Measurement date                                                       December 31        December 31

Other comprehensive loss attributable to a change in the additional minimum pension liability recognized pursuant to SFAS No. 87, "Employers' Accounting for Pensions" amounted to a decrease of $5.9 million in 2006 and increases of $0.6 million in 2005, $5.0 million in 2004, and $24.0 million in prior years. The cumulative net amount of $23.7 million represents the excess of the projected benefit obligations of the Company's pension plans over the fair value of the plans' assets as of December 31, 2006, compared to an $8.0 million pension asset previously recognized. The net amount of $15.7 million is reflected as a liability as of December 31, 2006 (see above) with the offset being a reduction in stockholders' equity. Adjustments to the amount of this additional minimum pension liability will be recorded in future years, as required, based upon periodic re-evaluation of the funded status of the Company's pension plans.

The Company's plans have benefit obligations in excess of the fair value of the plans' assets. The following table provides information relating to each of the plans' benefit obligations compared to the fair value of its assets as of December 31, 2006 and 2005 (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 (continued)

[7] Employee Benefit Plans (continued)

                                               2006                                     2005
                                -------------------------------------   -------------------------------------
                                              Benefit                                 Benefit
                                 Pension    Equalization                 Pension    Equalization
                                  Plan          Plan         Total         Plan         Plan         Total
                                ----------  -------------  ----------   ----------- -------------  ----------

Projected benefit obligation     $ 75,370        $ 2,941    $ 78,311      $ 75,535       $ 3,103    $ 78,638
Accumulated benefit obligation   $ 75,370        $ 2,941    $ 78,311      $ 75,535       $ 3,103    $ 78,638
Fair value of plan assets        $ 62,659        $     -    $ 62,659      $ 53,526       $     -    $ 53,526

Projected benefit obligation
greater than Fair value of
plan assets                      $ 12,711        $ 2,941    $ 15,652      $ 22,009       $ 3,103    $ 25,112
                                ----------  -------------  ----------   ----------- -------------  ----------
Accumulated benefit obligation
greater than Fair value of
plan assets                      $ 12,711        $ 2,941    $ 15,652      $ 22,009       $ 3,103    $ 25,112
                                ----------  -------------  ----------   ----------- -------------  ----------

The Company has a contributory Section 401(k) plan which covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The 401(k) expense provision approximated $1.7 million in 2006, $1.8 million in 2005 and $0.9 million in 2004. The Company’s contribution is based on a non-discretionary match of employees’ contributions, as defined.

The Company has an incentive compensation plan for key employees which is generally based on the Company’s achievement of a certain level of profit.

The Company also contributes to various multi-employer union retirement plans under collective bargaining agreements which provide retirement benefits for substantially all of its union employees. The aggregate amounts provided in accordance with the requirements of these plans were approximately $15.3 million in 2006, $7.4 million in 2005 and $4.8 million in 2004. The Multi-employer Pension Plan Amendments Act of 1980 defines certain employer obligations under multi-employer plans. Information regarding union retirement plans is not available from plan administrators to enable the Company to determine its share of any unfunded vested liabilities. Under the Employee Retirement Income Security Act, a contributor to a multi-employer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. The Company currently has no intention of withdrawing from any of the multi-employer pension plans in which it participates.

[8] Capital Stock and Stock Purchase Warrants

(a) $21.25 Convertible Exchangeable Preferred Stock (“$21.25 Preferred Stock”)
In June 1987, the Company received net proceeds of approximately $23,631,000 from the sale of 1,000,000 $2.125 Depositary Convertible Exchangeable Preferred Shares (each Depositary Share representing ownership of 1/10 of a share of $21.25 Convertible Exchangeable Preferred Stock, $1 par value) (“Depositary Shares”) at a price of $25 per Depositary Share. Annual dividends were $2.125 per Depositary Share and were cumulative. Generally, the liquidation preference value was $25 per Depositary Share plus any accumulated and unpaid dividends. In conjunction with the covenants of certain of the Company’s prior credit agreements, the Company was required to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 (continued)

[8] Capital Stock and Stock Purchase Warrants (continued)

(a) $21.25 Convertible Exchangeable Preferred Stock (“$21.25 Preferred Stock”) (continued)
suspend the payment of quarterly dividends on its Depositary Shares until certain financial criteria were met. Dividends on the Depositary Shares had not been declared since 1995 (although they were fully accrued due to the “cumulative” feature of the Depositary Shares).

        In June 2003, the Company completed a tender offer to purchase up to 900,000 shares, or approximately 90% of its outstanding Depositary Shares at a purchase price of $25 per share, net to the seller in cash without interest. The tender offer which commenced on March 31, 2003, expired on June 9, 2003, at which time the Company purchased and immediately retired 440,627 Depositary Shares.

        In October 2002, certain holders of the Depositary Shares filed a lawsuit against certain directors of the Company alleging that the defendants, among other things, breached their fiduciary duties owed to the holders of the Depositary Shares. On November 30, 2004, the Company announced that the parties had reached an agreement for settlement of the lawsuit and, in September 2005, the Court gave final approval of the settlement as fair, just, reasonable and adequate.

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

On May 17, 2006, the Company redeemed all remaining outstanding Depositary Shares in accordance with the terms of the $21.25 Preferred Stock at a price of $25.00 per Depositary Share plus accrued and unpaid dividends to that date, for an aggregate amount of approximately $8.8 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 (continued)

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

(c) Stock Purchase Warrants
In connection with an amended credit agreement effective January 17, 1997, certain banks received stock purchase warrants to purchase up to 420,000 shares of the Company’s Common Stock, $1.00 par value, at a purchase price of $8.30 per share, subject to certain anti-dilution adjustments in the event of certain distributions and other corporate events, at any time during the ten year period ending January 17, 2007. During 2005 and 2004, 94,752 warrants and 238,560 warrants, respectively, were exercised. The remaining balance of 86,688 warrants outstanding as of December 31, 2006 and 2005 was exercised on January 12, 2007.

[9] Stock-Based Compensation
Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective application method and, accordingly, prior period amounts have not been restated. In November 2005, the Financial Accounting Standards Board issued its Staff Position No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). The Company has elected to adopt the alternative transition method provided in FSP 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and the Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

From January 1, 2004 through December 31, 2005, the Company accounted for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”. Therefore, the adoption of the provisions of SFAS No. 123(R) did not have a significant impact on the Company’s financial position or results of operations.

Effective May 13, 2004, the Company’s stockholders approved the adoption of the 2004 Stock Option and Incentive Plan which provided that up to 1,000,000 shares of the Company’s Common Stock will be available for the granting of stock-based compensation awards to key executives, employees and directors of the Company. In May 2006, the Company’s stockholders approved an amendment to the Plan that increased the number of shares of the Company’s common stock available for issuance thereunder from 1,000,000 shares to 3,000,000 shares. The Plan allows these stock-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, deferred stock awards and dividend equivalent rights. During 2004, restricted stock awards were granted to two executive officers of the Company. Upon the achievement of specified performance goals and/or service requirements during the period from 2004 to 2006, these restricted stock awards vested resulting in the issuance of 150,000 shares of the Company’s common stock in both 2005 and 2006. The grant date fair value of the restricted stock awards granted in 2004 was $4.7 million which was amortized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 (continued)

[9] Stock-Based Compensation (continued)
and included as a component of “General and Administrative Expenses” in the Consolidated Statements of Income over the vesting period as follows: $0.6 million in 2006, $3.3 million in 2005, and $0.8 million in 2004.

On April 5, 2006 and May 18, 2006, the Compensation Committee of the Company’s Board of Directors approved the grant of 1,295,000 restricted stock units to certain of the Company’s executive officers and employees under the 2004 Stock Option and Incentive Plan. Of the restricted stock units granted, 150,000 vested on June 30, 2006 and 15,000 vested on December 31, 2006. Of the remaining restricted stock units granted, 765,000 generally vest equally on December 31 of 2007, 2008 and 2009, and 365,000 generally vest on December 31, 2009. Of the restricted stock units granted, 745,000 (including the 165,000 restricted stock units that vested in 2006) are subject only to satisfaction of service requirements; the remaining 550,000 restricted stock units granted are subject to satisfaction of both service requirements and achievement of certain pre-established pretax income performance criteria. Upon vesting, each restricted stock unit will be exchanged for one share of the Company’s Common Stock. The grant date fair value of these restricted stock units is $40.7 million based on the closing price of the Company’s Common Stock on the dates of grant. The Company recorded compensation expense of $16.5 million in 2006 related to these restricted stock units and this amount is included as a component of “General and Administrative Expenses” in the Consolidated Statements of Income. Accordingly, at December 31, 2006, there was $24.2 million of unrecognized compensation expense related to the non-vested restricted stock units outstanding which, absent significant forfeitures in the future, will be recognized as expense over a weighted average period of 2.5 years.

A summary of stock-based compensation awards related to the Company’s 2004 Stock Option and Incentive Plan is as follows:

                                                                 Weighted Average        Shares
                                                   Number           Grant Date         Available
                                                 of Shares          Fair Value          to Grant
                                                -------------  ---------------------  -------------
Approved May 13, 2004                                      -            -                1,000,000
     Granted                                         300,000          $15.62              (300,000)
                                                -------------                         -------------
Outstanding at December 31, 2004                     300,000          $15.62               700,000
     Issued                                         (150,000)         $15.62                     -
                                                -------------                         -------------
Outstanding at December 31, 2005                     150,000          $15.62               700,000
Approved Plan Amendment                                    -                             2,000,000
     Granted                                       1,295,000          $31.44            (1,295,000)
     Issued                                         (300,000)         $23.58                     -
                                                -------------                         -------------
Outstanding at December 31, 2006                   1,145,000          $31.43             1,405,000
                                                =============                         =============

The aggregate intrinsic value of the restricted stock units outstanding at December 31, 2006 is approximately $35.2 million.

Effective May 25, 2000, the Company's stockholders approved the adoption of the Special Equity Incentive Plan which provides that up to 3,000,000 shares of the Company's Common Stock will be available for the granting of nonqualified stock options to key executives, employees and directors of the Company. Options are granted at not less than the fair market value on the date of grant, as defined. Options generally expire 10 years from the date of grant. Options outstanding under the Special Equity Incentive Plan are generally exercisable in three equal annual installments, on the date of grant and on the first and second anniversary of the date of grant. As of December 31, 2006, 2005 and 2004, all of the options outstanding were exercisable. A summary of stock option activity related to the Company's Special Equity Incentive Plan is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 (continued)

[9] Stock-Based Compensation (continued)

                                                        Option Price Per Share
                                                     ------------------------------     Shares
                                         Number                         Weighted      Available
                                       of Shares         Range          Average        to Grant
                                      -------------  ---------------  -------------  -------------
Outstanding at December 31, 2004           694,500   $3.13 - $6.85       $4.45            195,634
    Exercised                             (240,500)  $3.13 - $6.85       $4.51                  -
                                      -------------                                  -------------
Outstanding at December 31, 2005           454,000   $3.13 - $4.50       $4.42            195,634
    Exercised                             (214,000)  $4.50               $4.50                  -
                                      -------------                                  -------------
Outstanding at December 31, 2006           240,000   $3.13 - $4.50       $4.36            195,634
                                      =============                                  =============

All of the remaining 5,000 options outstanding under the Company's 1982 Stock Option Plan were exercised in 2006 at an option price per share of $5.29.

The Company had 10,000 shares of authorized but unissued Common Stock reserved for certain other stock options granted to an officer of the Company. All of the 10,000 options outstanding were exercised in 2006 at an option price per share of $8.66.

Options outstanding at December 31, 2006 and related weighted average price and life information follows:

                                                                    Weighted
                                                                    Average      Aggregate
     Remaining          Grant        Options         Options        Exercise     Intrinsic
   Life (Years)         Date       Outstanding     Exercisable       Price         Value
--------------------  ----------  ---------------  -------------   -----------  -------------

         4             03/29/00          155,000        155,000      $ 4.50      $ 4,770,900
         4             05/25/00           45,000         45,000      $ 3.74        1,385,100
         4             09/12/00           40,000         40,000      $ 4.50        1,231,200
                                  ---------------  -------------                -------------
      Totals                             240,000        240,000      $ 4.36      $ 7,387,200
                                  ===============  =============                =============

[10] Unaudited Quarterly Financial Data
The following table sets forth unaudited quarterly financial data for the years ended December 31, 2006 and 2005 (in thousands, except per share amounts):

                                                                                2006 by Quarter
                                                        -----------------------------------------------------------------
                                                            1st             2nd                3rd               4th
                                                        ------------    -------------      ------------      ------------
Revenues                                                   $612,763         $712,462         $ 773,282         $ 944,332
                                                        ------------    -------------      ------------      ------------
Gross profit                                               $ 32,322         $ 37,016         $  43,131         $  56,926
                                                        ------------    -------------      ------------      ------------
Net income                                                 $  8,090         $  4,561         $   9,583         $  19,302
                                                        ------------    -------------      ------------      ------------

Basic earnings per common share                            $   0.31         $   0.16         $    0.36         $    0.73
                                                        ------------    -------------      ------------      ------------

Diluted earnings per common share                          $   0.30         $   0.16         $    0.36         $    0.72
                                                        ------------    -------------      ------------      ------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 (continued)

[10] Unaudited Quarterly Financial Data (continued)

                                                                                2005 by Quarter
                                                        -----------------------------------------------------------------
                                                            1st             2nd                3rd               4th
                                                        ------------    -------------      ------------      ------------
Revenues                                                   $371,553         $378,384         $ 380,314         $ 603,226 (a)
                                                        ------------    -------------      ------------      ------------
Gross profit (loss)                                        $ 22,672         $ 24,496         $  24,787         $  (2,251)(a)
                                                        ------------    -------------      ------------      ------------
Net income (loss)                                          $  5,550         $  6,460         $   5,952         $ (13,913)(a)
                                                        ------------    -------------      ------------      ------------

Basic earnings (loss) per common share                     $   0.21         $   0.24         $    0.22         $   (0.45)(b)
                                                        ------------    -------------      ------------      ------------

Diluted earnings (loss) per common share                   $   0.20         $   0.24         $    0.22         $   (0.45)(b)
                                                        ------------    -------------      ------------      ------------
(a)

The fourth quarter of 2005 includes the results of Rudolph and Sletten which was acquired October 3, 2005. The fourth quarter of 2005 also includes a $23.6 million after-tax charge related to the adverse judgment received in the WMATA matter.

(b)

The fourth quarter of 2005 includes $2.3 million (or approximately $0.09 per share) added back to net loss in the calculation of income available for common stockholders that represents the reversal of dividends previously accrued, but no longer required as a result of the settlement of the $21.25 Preferred Stock lawsuit. (See Note 8).

[11] Business Segments
Business segment information presented below was determined in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information".

The Company provides diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world. The Company’s construction business is conducted through three basic segments: building, civil and management services. The building segment is comprised of Perini Building Company, James A. Cummings, Inc., and Rudolph and Sletten, Inc., and focuses on large, complex projects in the hospitality and gaming, sports and entertainment, educational, transportation, healthcare, biotech, pharmaceutical and high-tech markets. The civil segment is comprised of Perini Civil Construction and Cherry Hill Construction, Inc., and focuses on public works construction primarily in the northeastern and mid-Atlantic United States including the repair, replacement and reconstruction of the public infrastructure such as highways, bridges, mass transit systems and wastewater treatment facilities. The management services segment provides diversified construction, design-build and maintenance services to the U.S. military and government agencies as well as surety companies and multi-national corporations in the United States and overseas.

During the years 2004 through 2006, the Company’s chief operating decision making group consisted of the Chairman and Chief Executive Officer, the President and Chief Operating Officer who is also the President of Perini Management Services, the President of Perini Building Company and the President of Perini Civil Construction. This group decides how to allocate resources and assess performance of the business segments. Generally, the Company evaluates performance of its operating segments on the basis of income from operations and cash flow. The accounting policies applied by each of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). The following tables set forth certain business and geographic segment information relating to the Company’s operations for each of the three years in the period ended December 31, 2006 (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 (continued)

[11] Business Segments (continued)

2006                                                  Reportable Segments
                                      ---------------------------------------------------------
                                                                   Management                                    Consolidated
                                        Building       Civil        Services         Totals      Corporate          Total
                                      -------------  -----------  --------------  -------------  -----------    ---------------

Revenues                               $ 2,515,051    $ 281,137     $ 246,651      $ 3,042,839    $       -        $ 3,042,839
Income from Construction Operations    $    59,296    $   1,772     $  34,280      $    95,348    $ (24,469) (a)   $    70,879
Assets                                 $   717,467    $ 253,896     $  27,430      $   998,793    $ 197,199  (b)   $ 1,195,992
Capital Expenditures                   $    17,850    $   3,453     $     223      $    21,526    $       -        $    21,526

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

Revenues from the Project CityCenter project and other projects in Las Vegas, Nevada for MGM Mirage in the building segment totaled approximately $452 million (or 15% of consolidated revenues) in 2006. Revenues from various healthcare-related projects in California for Kaiser Foundation Health Plan, Inc. in the building segment totaled approximately $310 million (or 10% of consolidated revenues) in 2006. Revenues from the Red Rock Casino Resort Spa project in Las Vegas, Nevada for Station Casinos, Inc. in the building segment totaled approximately $355 million (or 20% of consolidated revenues) in 2005. Revenues from the San Manuel Bingo and Casino expansion project in California for the San Manuel Band of Mission Indians in the building segment totaled approximately $203 million (or 11% of consolidated revenues) in 2004. Revenues from various agencies of the United States federal government in the management services segment totaled approximately $201 million (or 12% of consolidated revenues) in 2005, and approximately $333 million (or 18% of consolidated revenues) in 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 (continued)

[11] Business Segments (continued)
Information concerning principal geographic areas is as follows (in thousands):

                                                              Revenues
                                             --------------------------------------------
                                                 2006           2005            2004
                                             -------------  --------------  -------------

United States                                 $ 2,887,755     $ 1,543,289    $ 1,506,846
Foreign and U.S. Territories                      155,084         190,188        335,469
                                             -------------  --------------  -------------

Total                                         $ 3,042,839     $ 1,733,477    $ 1,842,315
                                             =============  ==============  =============

                                             Income (Loss) from Construction Operations
                                             --------------------------------------------

                                                 2006           2005            2004
                                             -------------  --------------  -------------

United States                                 $    66,022     $     2,970    $    34,381
Foreign and U.S. Territories                       29,326          18,550         24,573
Corporate                                         (24,469)        (13,567)       (10,237)
                                             -------------  --------------  -------------

Total                                         $    70,879     $     7,953    $    48,717
                                             =============  ==============  =============

Income (loss) from construction operations has been allocated geographically based on the location of the job site. Long-lived assets outside the United States are immaterial and therefore not presented.

[12] Related Party Transactions
As a condition to an investor group's acquisition of shares of the Company's Series B Preferred Stock for an aggregate of $30 million, which was approved by the stockholders in January 1997, the Company entered into an agreement with Tutor-Saliba Corporation ("Tutor-Saliba"), a California corporation engaged in the construction industry, and Ronald N. Tutor, Chief Executive Officer and sole stockholder of Tutor-Saliba, to provide certain management services, as defined. Tutor-Saliba participates in joint ventures with the Company, the Company's share of which contributed $41.4 million (or 1.4%), $39.2 million (or 2.3%) and $37.7 million (or 2.0%) to the Company's consolidated revenues in 2006, 2005 and 2004, respectively. The management agreement has generally been renewed annually by the Compensation Committee of the Company's Board of Directors, which consists entirely of independent directors, under the same basic terms and conditions as the initial agreement except that the amount of the annual fee payable thereunder to Tutor-Saliba was increased effective September 15, 2004, from $375,000 to $800,000, and effective March 15, 2006, from $800,000 to $900,000. Effective December 1, 2001, Mr. Tutor was included as a participant in the Company's incentive compensation plan. Since January 17, 1997, Mr. Tutor has been a member of the Company's Board of Directors and an officer of Perini and effective July 1, 1999 was elected Chairman of the Board of Directors and effective March 29, 2000 was elected Chairman and Chief Executive Officer. Compensation for the management services consists of payment of $499,000 to Tutor-Saliba for the year ended December 31, 2004, $800,000 for the year ended December 31, 2005, and $879,000 for the year ended December 31, 2006; stock options and restricted stock awards granted to Mr. Tutor; and incentive compensation awarded to Mr. Tutor of $879,000 in 2006, and $800,000 in both 2005 and 2004. The stock options were granted to Mr. Tutor in January, 1997 (150,000 shares), December, 1998 (45,000 shares), January, 1999 (30,000 shares) and March, 2000 (1,000,000 shares). All of the stock options were granted at or above the fair market value price per share on the respective dates of grant. All of the stock options were exercised during 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 (continued)

[12] Related Party Transactions (continued)
On December 15, 2004, the Company entered into an agreement with Mr. Tutor pursuant to which the Company would grant Mr. Tutor 150,000 shares of unrestricted common stock of the Company under the Perini Corporation 2004 Stock Option and Incentive Plan provided that Mr. Tutor completed certain service requirements through June 30, 2005 and June 30, 2006. Accordingly, the Company issued to Mr. Tutor 75,000 shares of common stock on June 30, 2005 and issued 75,000 additional shares of common stock to Mr. Tutor on June 30, 2006. The grant date fair value of the restricted stock awards was $2.5 million which was recorded as expense over the vesting period. Expense related to these restricted stock awards of $0.4 million, $2.0 million and $0.1 million was recorded in 2006, 2005 and 2004, respectively.

The investors that provided $40 million of new equity in the Company on March 29, 2000 consist of Tutor-Saliba (see above), O&G Industries, Inc. ("O&G"), a participant in certain construction joint ventures with the Company, and National Union Fire Insurance Company of Pittsburgh, Pa., a wholly owned subsidiary of American International Group, Inc. ("AIG"), one of the Company's sureties and a provider of insurance and insurance related services to the Company. These investors participated in a secondary public stock offering which was completed in December 2005. In addition, in 2005 Tutor-Saliba exercised its call right under an existing shareholders' agreement to purchase 2,352,941 shares owned by AIG at a predetermined rate, as defined. The cumulative holdings of each of the investors as of December 31, 2006, 2005 and 2004 were as follows:

                                                                         Number of Common Shares
                                                             ------------------------------------------------
                                                              Tutor-Saliba         O&G              AIG
                                                             ---------------  --------------   --------------

Balance at December 31, 2004                                      3,112,288       2,502,941        2,659,846
  Sold in secondary offering                                     (1,500,000)       (700,000)        (306,905)
  Exercise of call option per Shareholders' Agreement             2,352,941               -       (2,352,941)
                                                             ---------------  --------------   --------------
Balance at December 31, 2005                                      3,965,229       1,802,941                -
  Sold or donated                                                  (930,000)       (150,000)               -
                                                             ---------------  --------------   --------------
Balance at December 31, 2006                                      3,035,229       1,652,941                -
                                                             ===============  ==============   ==============

Percentage of total common shares outstanding                        11.43%           6.22%            0.00%

Each of the investors was entitled to appoint a member to the Company's Board of Directors. O&G participates in joint ventures with the Company, the Company's share of which contributed $37.9 million (or 1.2%), $38.4 million (or 2.2%) and $34.7 million (or 1.9%) to the Company's consolidated revenues in 2006, 2005 and 2004, respectively.

[13] Land Held for Sale
As of December 31, 2006, land held for sale consists of approximately 30 fully developed acres in Raynham, Massachusetts. Management's plan is to continue to market the remaining land for sale in this development as a bulk sale or as individual parcels over an estimated 24 to 36 month "sell off" period.

During the year ended December 31, 2006, 2 acres were sold resulting in a net loss of $0.4 million. During the year ended December 31, 2005, 28 acres were sold resulting in a net gain of $1.6 million and during the year ended December 31, 2004, 4 acres were sold resulting in a net loss of $0.3 million. (See Note 6.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Perini Corporation
Framingham, Massachusetts

We have audited the accompanying consolidated balance sheets of Perini Corporation and subsidiaries (collectively, the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Perini Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

As discussed in Note 1, Note 7 and Note 9 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment applying the modified prospective method and adopted Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statement No. 87, 88, 106, and 132(R).

/s/Deloitte & Touche LLP

Boston, Massachusetts
March 7, 2007

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

            4.1       Registration Rights Agreement by and among Perini Corporation, Tutor-Saliba
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

             4.2      Shareholders' Agreement by and among Perini Corporation, Tutor-Saliba
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

             4.3      Letter Agreement by and among Perini Corporation, BLUM Capital Partners, L.P.,
                      PB Capital Partners, L.P. and The Common Fund for Non-Profit Organizations,
                      dated as of December 1, 2003 (incorporated by reference to Exhibit 4.14 to
                       Form S-1 (File No. 333-111338) filed on December 19, 2003).

Exhibit Index
(Continued)

                4.4       Securityholders Agreement by and among Perini Corporation, PB Capital Partners,
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

               10.9     Special Equity Incentive Plan (incorporated by reference to Exhibit A to Perini
                        Corporation's Proxy Statement for the Annual Meeting of Stockholders dated
                        April 19, 2000).

               10.10    Perini Corporation 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit D to Perini Corporation's Proxy Statement for the Annual
                        Meeting of Stockholders dated April 20, 2004).

               10.11    Promissory Note dated as of September 6, 2000 by and among Mt. Wayte
                        Realty, LLC (a wholly-owned subsidiary of Perini Corporation) and The
                        Manufacturers Life Insurance Company (U.S.A.) (incorporated by reference to
                        Exhibit 10.34 to Perini Corporation's Quarterly Report on Form 10-Q for the
                        period ended September 30, 2000 filed on November 6, 2000).

               10.12    Credit Agreement dated January 23, 2002 among Perini Corporation, Fleet National
                        Bank, as Administrative Agent, Fleet National Bank, as Arranger, and the Lenders
                        Party Hereto (incorporated by reference to Exhibit 10.35 to Perini Corporation's
                        Annual Report on Form 10-K for the year ended December 31, 2001 filed on
                        March 21, 2002).

               10.13    Employment Agreement dated January 23, 2003 by and among the Company,
                        James A. Cummings, Inc. and James A. Cummings (incorporated by reference to Exhibit 10.38 to Perini Corporation's Annual Report on Form 10-K for the
                        year ended December 31, 2002 filed on March 31, 2003).

               10.14    First Amendment and Waiver dated February 14, 2003 to Credit Agreement among
                        Perini Corporation, Fleet National Bank, as Administrative Agent, and the Lenders
                        (incorporated by reference to Exhibit 10.39 to Perini Corporation's Annual Report
                        on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).

               10.15    Second Amendment dated November 5, 2003 to Credit Agreement among Perini
                        Corporation, Fleet National Bank, as Administrative Agent, and the Lenders
                        (incorporated by reference to Exhibit 10.17 to Form S-1 (File No. 333-111338)
                        filed on December 19, 2003).

               10.16    Amendment No. 6 dated as of January 1, 2004 to the Management Agreement by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation
                        (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Form S-1
                        (File No. 333-111338) filed on February 10, 2004).

Exhibit Index
(Continued)

               10.17    Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Form S-1 (File No. 333-111338)
                        filed on February 10, 2004).

               10.18    Third Amendment dated January 31, 2004 to Credit Agreement among Perini
                        Corporation, Fleet National Bank, as Administrative Agent, and the Lenders
                        (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to Form S-1
                        (File No. 333-111338) filed on March 8, 2004).

               10.19    Fourth Amendment and Waiver dated August 25, 2004 to Credit Agreement among
                        Perini Corporation, Fleet National Bank, as Administrative Agent, and the Lenders
                        (incorporated by reference to Exhibit 10.1 to Perini Corporation's Quarterly Report
                        on Form 10-Q for the period ended September 30, 2004 filed on November 5,
                        2004).

               10.20    Amendment No. 7 dated as of September 15, 2004 to the Management Agreement
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
                        (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 16,
                        2004).

               10.22    Retention Incentive Agreement dated as of December 15, 2004 between the
                        Company and Ronald  N. Tutor (incorporated by reference to Exhibit 10.1 to
                        Form 8-K filed on December 16, 2004).

               10.23    Form of Restricted Stock Unit Award Agreement under the Perini Corporation 2004 Stock
                        Option and Incentive Plan (incorporated by reference to Exhibit 10.24 to Perini
                        Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 4, 2005).

               10.24    Fifth Amendment dated as of March 31, 2005 to Credit Agreement among Perini
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

               10.25    Stock Purchase Agreement dated as of October 3, 2005 by and among Perini Corporation,
                        Rudolph and Sletten, Inc., and the Shareholders of Rudolph and Sletten, Inc. (incorporated by reference to Exhibit 10.1 to Perini Corporation's Quarterly Report on Form 10-Q for
                        the period ended September 30, 2005 filed on November 4, 2005).

Exhibit Index
(Continued)

               10.26    Amended and Restated Credit Agreement dated October 14, 2005 among Perini
                        Corporation, Bank of America, N.A., as Administrative Agent, Bank of America, N.A.,
                        as Arranger, and the Lenders Party thereto (incorporated by reference to Exhibit 10.2 to
                        Perini Corporation's Quarterly Report on Form 10-Q for the period ended September
                        30, 2005 filed on November 4, 2005).

               10.27    Letter Agreement by and among Perini Corporation, BLUM Capital Partners, L.P., PB
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

               10.28    First Amendment and Waiver dated as of February 23, 2006 to Amended and Restated
                        Credit Agreement among Perini Corporation, Bank of America, N.A., as Administrative
                        Agent, and the lenders (incorporated by reference to Exhibit 10.29 to Perini
                        Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 10, 2006).

               10.29    Amendment No. 9 dated as of March 15, 2006 to the Management Agreement by and
                        among the Company, Ronald N. Tutor and Tutor-Saliba Corporation (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 5, 2006).

               10.30    Amended and Restated Credit Agreement, dated February 22, 2007 among Perini
                        Corporation, the subsidiaries of Perini identified therein, Bank of America, N.A. and the other lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to Form
                        8-K filed on February 27, 2007).

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

         Exhibit 32.1   Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted
                        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith.

         Exhibit 32.2   Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted
                        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith.

Exhibit 21

                                                 Perini Corporation
                                           Subsidiaries of the Registrant

                                                                                                        Percentage
                                                                                                        of Interest
                                                                                                         or Voting
                                                                               Place of                 Securities
                              Name                                           Organization                  Owned
-----------------------------------------------------------------     ----------------------------     --------------

Perini Corporation                                                    Massachusetts

        Perini Building Company, Inc.                                 Arizona                              100%

        Perini Management Services, Inc. (f/k/a Perini
        International Corporation)                                    Massachusetts                        100%

        James A. Cummings, Inc.                                       Florida                              100%

        Cherry Hill Construction, Inc.                                Maryland                             100%

        Rudolph and Sletten, Inc.                                     California                           100%

        Perini Environmental Services, Inc.                           Delaware                             100%

        International Construction Management Services, Inc.          Delaware                             100%

               Percon Constructors, Inc.                              Delaware                             100%

        Bow Leasing Company, Inc.                                     New Hampshire                        100%

        Perini Land & Development Company, Inc.                       Massachusetts                        100%

               Paramount Development Associates, Inc.                 Massachusetts                        100%

        Mt. Wayte Realty, LLC                                         Delaware                             100%

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Nos. 002-82117, 033-24646, 333-40370, 333-116362 and 333-138411, on Form S-8 of our reports dated March 7, 2007, relating to the consolidated financial statements of Perini Corporation (which report expresses an unqualified opinion and includes an explanatory paragraph concerning the Company's adoption of new accounting principles in 2006) and management’s report on the effectiveness of internal control over financial reporting, appearing in, or incorporated by reference in, this Annual Report on Form 10-K of Perini Corporation for the year ended December 31, 2006.

/s/Deloitte & Touche LLP

Boston, Massachusetts
March 7, 2007

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

/s/Peter Arkley                                              Director         March 7, 2007
Peter Arkley                                                                    Date

/s/Robert Band                                               Director         March 7, 2007
Robert Band                                                                     Date

/s/Willard W. Brittain                                       Director         March 7, 2007
Willard W. Brittain                                                             Date

/s/James A. Cummings                                         Director         March 7, 2007
James A. Cummings                                                               Date

/s/Robert A. Kennedy                                         Director         March 7, 2007
Robert A. Kennedy                                                               Date

/s/Michael R. Klein                                          Director         March 7, 2007
Michael R. Klein                                                                Date

/s/Robert L. Miller                                          Director         March 7, 2007
Robert L. Miller                                                                Date

/s/Raymond R. Oneglia                                        Director         March 7, 2007
Raymond R. Oneglia                                                              Date

/s/Ronald N. Tutor                                           Director         March 7, 2007
Ronald N. Tutor                                                                 Date