Form 10-Q
period 2007-03-31
PERINI CORP
filed 2007-05-09
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of Common Stock, $1.00 par value per share, of registrant outstanding at May 4, 2007 was 26,690,246.

PERINI CORPORATION AND SUBSIDIARIES

Part I. – Financial Information

Item 1. Financial Statements (Unaudited)

PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

MARCH 31, 2007 (UNAUDITED) AND DECEMBER 31, 2006

(In Thousands)

	MARCH 31,	DEC. 31,
	2007	2006
ASSETS
Cash and Cash Equivalents (Note 3)	$ 242,257	$ 225,504
Accounts Receivable, including retainage	797,898	747,626
Costs and Estimated Earnings in Excess of Billings	98,556	96,341
Other Current Assets	8,321	8,782
Total Current Assets	$ 1,147,032	$ 1,078,253

Property and Equipment, less Accumulated Depreciation of $33,921 in 2007 and
$32,216 in 2006	$ 87,967	$ 83,811

Goodwill	$ 26,268	$ 26,268

Other Assets	$ 7,408	$ 7,660

	$ 1,268,675	$ 1,195,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$ 6,641	$ 14,607
Accounts Payable, including retainage	688,291	641,604
Billings in Excess of Costs and Estimated Earnings	162,649	155,392
Deferred Income Taxes	3,089	853
Accrued Expenses	82,919	71,845
Total Current Liabilities	$ 943,589	$ 884,301

Long-term Debt, less current maturities included above	$ 16,414	$ 34,135

Other Long-term Liabilities	$ 37,380	$ 33,697

Contingencies and Commitments (Note 4)

Stockholders’ Equity:
Series A Junior Participating Preferred Stock	$ -	$ -
Stock Purchase Warrants	-	461
Common Stock	26,673	26,554
Additional Paid-in Capital	144,572	139,450
Retained Earnings	123,739	101,086
	$ 294,984	$ 267,551
Accumulated Other Comprehensive Loss	(23,692)	(23,692)
Total Stockholders' Equity	$ 271,292	$ 243,859

	$ 1,268,675	$ 1,195,992

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(In Thousands, Except Per Share Data)

	THREE MONTHS
	ENDED MARCH 31,

	2007	2006

Revenues (Note 8)	$ 987,356	$ 612,763

Cost of Operations	929,459	580,441

Gross Profit	$ 57,897	$ 32,322

General and Administrative Expenses (Note 5)	25,157	17,871

INCOME FROM CONSTRUCTION OPERATIONS (Note 8)	$ 32,740	$ 14,451

Other Income, Net	2,356	423
Interest Expense	(690)	(947)

Income before Income Taxes	$ 34,406	$ 13,927

Provision for Income Taxes	(11,753)	(5,837)

NET INCOME	$ 22,653	$ 8,090

Less: Accrued Dividends on $21.25 Preferred Stock (Note 7)	-	(98)

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$ 22,653	$ 7,992

BASIC EARNINGS PER COMMON SHARE (Note 6)	$ 0.85	$ 0.31

DILUTED EARNINGS PER COMMON SHARE (Note 6)	$ 0.84	$ 0.30

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 6):
BASIC	26,638	26,092
Effect of Dilutive Stock Options, Warrants and Restricted
Stock Units Outstanding	482	544
DILUTED	27,120	26,636

The accompanying notes are an integral part of these consolidatd condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2007 (In Thousands)

					Accumulated
	Stock		Additional		Other
	Purchase	Common	Paid-in	Retained	Comprehensive
	Warrants	Stock	Capital	Earnings	Loss	Total

Balance - December 31, 2006	$ 461	$ 26,554	$ 139,450	$ 101,086	$ (23,692)	$ 243,859

Net income	-	-	-	22,653	-	22,653

Common Stock options and stock purchase warrants exercised	(461)	109	553	-	-	201

Excess income tax benefit from stock-based compensation	-	-	1,051	-	-	1,051

Restricted Stock compensation expense	-	-	3,681	-	-	3,681

Issuance of Common Stock, net	-	10	(163)	-	-	(153)

Balance - March 31, 2007	$ -	$ 26,673	$ 144,572	$ 123,739	$ (23,692)	$ 271,292

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(In Thousands)

	THREE MONTHS
	ENDED MARCH 31,
	2007	2006

Cash Flows from Operating Activities:
Net income	$ 22,653	$ 8,090
Adjustments to reconcile net income to net cash provided from (used by) operating activities:
Depreciation and amortization	3,228	2,473
Restricted stock compensation expense	3,681	367
Excess income tax benefit from stock-based compensation	(1,051)	-
Deferred income taxes	(1,058)	5,950
Gain on sale of equipment	(130)	(343)
Loss (gain) on land held for sale, net	155	(36)
Increase in other long-term liabilities	6,977	1,099
Cash provided from (used by) changes in components of working capital other
than cash, current maturities of long-term debt and land held for sale, net	14,491	(43,997)

NET CASH PROVIDED FROM (USED BY) OPERATING ACTIVITIES	$ 48,946	$ (26,397)

Cash Flows from Investing Activities:
Acquisition of property and equipment	$ (8,276)	$ (2,340)
Proceeds from sale of property and equipment	1,442	799
Proceeds from land held for sale, net	(155)	128
Proceeds from sale of available-for-sale securities	119	-
Investment in other activities	239	(147)

NET CASH USED BY INVESTING ACTIVITIES	$ (6,631)	$ (1,560)

Cash Flows from Financing Activities:
Proceeds from long-term debt	$ -	$ 638
Reduction of long-term debt	(25,687)	(4,510)
Proceeds from exercise of common stock options and stock purchase warrants	201	356
Excess income tax benefit from stock-based compensation	1,051	-
Issuance of common stock, net	(153)	(698)
Deferred debt costs	(974)	-

NET CASH USED BY FINANCING ACTIVITIES	$ (25,562)	$ (4,214)

Net Increase (Decrease) in Cash	16,753	(32,171)
Cash at Beginning of Year	225,504	139,848

Cash at End of Period	$ 242,257	$ 107,677

Supplemental Disclosure of Cash Paid During the Period For:
Interest	$ 724	$ 970
Income taxes	$ 5,546	$ 480

Supplemental Disclosure of Non-cash Transactions:
Common stock issued for services	$ 934	$ 1,090
Preferred stock dividends accrued but not paid	$ -	$ 98

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2007 and December 31, 2006, results of operations for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007 because, among other reasons, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

(2)	Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note (1) to such financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company has made no significant change in these policies during 2007, except as noted below.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, on January 1, 2007. As a result of the implementation of FIN 48, there was no impact on total liabilities or stockholders’ equity. At the adoption date, the Company had $2.5 million of gross unrecognized tax benefits. At March 31, 2007, the Company had $1.5 million of gross unrecognized tax benefits. Of these amounts, $1.2 million as of January 1, 2007 and $0.5 million as of March 31, 2007 (both net of the federal benefit on state issues), represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The decrease of $1.0 million from January 1 to March 31, 2007 in the gross unrecognized tax benefits is the result of a favorable settlement with a state tax agency. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, the Company has approximately $0.1 million of accrued interest and zero accrued for penalties related to uncertain tax positions. The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which the Company has filed tax returns.

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

prudent. Cash distributions received by the Company from its construction joint ventures are then available for general corporate purposes. At March 31, 2007 and December 31, 2006 cash and cash equivalents consisted of the following (in thousands):

	March 31,	Dec. 31,
	2007	2006

Corporate cash and cash equivalents (available
for general corporate purposes)	$ 210,125	$ 189,558

Company's share of joint venture cash and
cash equivalents (available only for joint venture
purposes, including future distributions)	32,132	35,946
	$ 242,257	$ 225,504

(4)	Contingencies and Commitments

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

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

(4)     Contingencies and Commitments (continued)

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

The court has indicated that it would like the parties to resolve the entire case through mediation.  Mediation was held on April 16, 2007 and discussions are continuing.

The ultimate financial impact of the lawsuit is not yet determinable. Therefore, no provision for loss, if any, has been recorded in the financial statements.

(b)  Redondo/Perini Joint Venture vs. Siemens Transportation Matter

This is a binding arbitration proceeding arising out of a contract between the Redondo/Perini Joint Venture, or RPJV, a joint venture in which Perini and Redondo Construction Corp., or Redondo, each have a 50% interest and the Siemens Transportation Partnership, S.E., Puerto Rico, or STP. STP constructed a public metropolitan passenger rail transportation project for the Commonwealth of Puerto Rico and RPJV was responsible for the design and construction of a portion of the project.

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

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

(4)	Contingencies and Commitments (continued)

(b)  Redondo/Perini Joint Venture vs. Siemens Transportation Matter (continued)

including prejudgment interest from April 13, 2006 through September 29, 2006, totaling approximately $0.3 million.  Interest accrues on the judgment from September 29, 2006 at 9% per annum.  STP has filed an appeal of the judgment.

There will be a second phase of the arbitration, which will include claims which existed on or after September 29, 2003.   The parties exchanged statements of claim on July 24, 2006. RPJV’s claim is approximately $23.2 million, plus interest.  STP’s claim is $17.5 million.  Discovery has started, but no hearings have been held. Hearings are scheduled to start in July, 2007.

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

Under the dispute resolution rules of the contract, either party may periodically terminate the services of some or all of the DRB members, provided that members who are removed under this provision will remain on the DRB through the completion of any then pending claims. The MHD removed the "Second DRB" members and the “Third DRB” members have been agreed upon and have begun hearing claims.  It is PKC’s position that the remaining claims to be decided by the Third DRB on a binding basis have an anticipated value of approximately $104 million (exclusive of interest). MHD disputes that the remaining claims before the Third DRB may be decided on a binding basis.

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

(4)     Contingencies and Commitments (continued)

(c)  Perini/Kiewit/Cashman Joint Venture-Central Artery/Tunnel Project Matter  (continued)

Hearings before the Third DRB began in October, 2006 and are scheduled to occur throughout the remainder of 2007 and into 2008.

On August 14, 2002, the Massachusetts Attorney General's office, pursuant to its authority under the state’s False Claims Act, served a Civil Investigative Demand ("CID") on Perini and the other joint venture partners. The CID sought the production of certain construction claims documentation in connection with the Central Artery/Tunnel Contract No. C11A1.  In September 2004, the Attorney General's office presented a list of items that it believed constitutes possible false claims. PKC made a responsive presentation to the Attorney General's office in January, 2005.  PKC vigorously denies that it submitted any false claims and is cooperating with the Attorney General's office in the ongoing investigation.

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

(d) Investigation by U.S. Attorney for Eastern District of New York

In 2001, the Company received a grand jury subpoena for documents in connection with an investigation by the U.S. Attorney’s Office for the Eastern District of New York. The Company’s understanding is that the investigation concerns contracting with disadvantaged, minority, and women-owned businesses in the New York City area construction industry.  The Company has cooperated with the U. S. Attorney’s Office in the investigation and produced documents pursuant to the subpoena in 2001 and 2002.  In August 2006, the Company received two additional grand jury subpoenas for documents in connection with the same investigation.  The Company subsequently produced documents pursuant to those subpoenas, and continues to cooperate in the investigation. It is the Company’s understanding that lawyers for two former Perini Civil employees also are in separate discussions with the U.S. Attorney’s Office related to the investigation.  On January 8, 2007, the Company was informed by the U.S. Attorney's Office that the Company meets the definition of "subject" in the United States Attorney's Manual.  That definition is "a person whose conduct is within the scope of the grand jury's investigation." At the same time, the U.S. Attorney's Office also wrote to the Company that "Perini has been cooperatively engaged in discussions with this office and that we are considering a civil settlement with regard to Perini."  The Company is unable to evaluate the potential impact, if any, of the investigation at this time.

(5)	Stock-Based Compensation

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

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

(5)	Stock-Based Compensation (continued)

On April 5, 2006 and May 18, 2006, the Compensation Committee of the Company’s Board of Directors approved the grant of 1,295,000 restricted stock units to certain of its executive officers and employees under the 2004 Stock Option and Incentive Plan. As of March 31, 2007, 165,000 restricted stock units have vested and accordingly 165,000 shares of common stock have been issued. 765,000 of the remaining restricted stock units generally vest in three equal installments on January 1 of 2008, 2009 and 2010, and 365,000 generally vest on January 1, 2010. Of the restricted stock units granted, 745,000 (including the 165,000 restricted stock units that have vested) are subject only to the satisfaction of service requirements; the remaining 550,000 restricted stock units granted are subject to the satisfaction of both service requirements and achievement of certain pre-established pretax income performance criteria. Upon vesting, each restricted stock unit will be exchanged for one share of the Company’s common stock. The grant date fair value of these restricted stock units is $40.7 million based on the closing price of the Company’s common stock on the dates of grant. For the three month period ended March 31, 2007, the Company recognized compensation expense of $3.7 million related to these restricted stock units and this amount is included as a component of “General and Administrative Expenses” in the Consolidated Condensed Statements of Income. At March 31, 2007, there was $20.5 million of unrecognized compensation cost related to the non-vested restricted stock units outstanding which, absent significant forfeitures in the future, will be recognized over a weighted average period of 2.3 years.

A summary of stock-based compensation awards related to the restricted stock units outstanding under the Company’s 2004 Stock Option and Incentive Plan for the three months ended March 31, 2007 is as follows:

		Weighted Average	Shares
	Number	Grant Date	Available
	of Shares	Fair Value	to Grant

Outstanding at January 1, 2007	1,145,000	$31.43	1,405,000
Granted	-		-
Issued	(15,000)	$31.55	-
Outstanding at March 31, 2007	1,130,000	$31.43	1,405,000

The aggregate intrinsic value of the restricted stock units outstanding at March 31, 2007 is approximately $41.7 million.

In May 2000, the Company’s stockholders approved the adoption of the Special Equity Incentive Plan which provides that up to 3,000,000 shares of the Company’s common stock will be available for the granting of nonqualified stock options to key executives, employees and directors of the Company. Options are granted at not less than the fair market value on the date of grant, as defined. Options generally expire 10 years from the date of grant. Options outstanding under the Special Equity Incentive Plan are generally exercisable in three equal annual installments, on the date of grant and on the first and second anniversary of the date of grant. As of March 31, 2007, all of the options outstanding were exercisable. A summary of stock option activity related to the Company’s Special Equity Incentive Plan is as follows:

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

(5)     Stock-Based Compensation (continued)

		Exercise Price Per Share		Shares
	Number		Weighted	Available
	of Shares	Range	Average	to Grant

Outstanding at January 1, 2007	240,000	$3.13 -$4.50	$4.36	195,634
Exercised	(45,500)	$3.13 -$4.50	$4.41	-
Outstanding at March 31, 2007	194,500	$3.13 -$4.50	$4.34	195,634

Options outstanding at March 31, 2007 under the Special Equity Incentive Plan and related weighted average price and life information follows:

				Weighted
				Average	Aggregate
Remaining	Grant	Options	Options	Exercise	Intrinsic
Life (Years)	Date	Outstanding	Exercisable	Price	Value

3	3/29/2000	122,500	122,500	$4.50	$ 3,964,100
3	5/25/2000	42,000	42,000	$3.78	1,389,370
3	9/12/2000	30,000	30,000	$4.50	970,800
Totals		194,500	194,500	$4.34	$ 6,324,270

(6)	Earnings per Common Share

Basic earnings per common share was computed by dividing net income less dividends accrued on the $21.25 Preferred Stock during the period by the weighted average number of common shares outstanding. Diluted earnings per common share was similarly computed after giving consideration to the dilutive effect of stock options, warrants and restricted stock units outstanding on the weighted average number of common shares outstanding.

There were no antidilutive stock options or stock purchase warrants at March 31, 2007 and 2006. The effect of the assumed conversion of the Company’s outstanding $21.25 Preferred Stock into Common Stock was antidilutive for all applicable periods presented. The $21.25 Preferred Stock was redeemed in full on May 17, 2006.

(7)	Dividends

(a) Common Stock

There were no cash dividends declared or paid on the Company’s outstanding Common Stock during the periods presented in the consolidated condensed financial statements included herein.

(b)	$21.25 Preferred Stock

The Company redeemed all remaining outstanding Depositary Shares on May 17, 2006, in accordance with the terms of the $21.25 Preferred Stock, at a price of $25.00 per Depositary Share plus accrued and unpaid dividends to that date, for an aggregate amount of approximately $8.8 million.

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

(8)     Business Segments

The following tables set forth certain business segment information relating to the Company’s operations for the three months ended March 31, 2007 and 2006 (in thousands):

Three months ended March 31, 2007
Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Totals	Corporate		Total

Revenues	$ 886,855	$ 57,103	$ 43,398	$ 987,356	$ -		$ 987,356
Income from Construction Operations	$ 23,946	$ 815	$ 13,685	$ 38,446	$ (5,706)	*	$ 32,740
Assets	$ 807,069	$ 221,774	$ 21,807	$ 1,050,650	$ 218,025	**	$ 1,268,675

Three months ended March 31, 2006
Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Totals	Corporate		Total

Revenues	$ 483,722	$ 70,734	$ 58,307	$ 612,763	$ -		$ 612,763
Income from Construction Operations	$ 9,313	$ 4,374	$ 3,398	$ 17,085	$ (2,634)	*	$ 14,451
Assets	$ 483,924	$ 279,891	$ 29,013	$ 792,828	$ 84,205	**	$ 877,033

*	In all periods, consists of corporate general and administrative expenses.
**	In all periods, corporate assets consist principally of cash and cash equivalents, net deferred tax asset, land held for sale and other investments available for general corporate purposes.

(9)	Employee Pension Plans

The Company has a defined benefit pension plan that covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The Company also has an unfunded supplemental retirement plan for certain employees whose benefits under the defined benefit plan are reduced because of compensation limitations under federal tax laws. Effective June 1, 2004, all benefit accruals under the Company’s pension plan were frozen; however, the current vested benefit will be preserved. In accordance with SFAS No. 132(R), “Employers’ Disclosures About Pensions and Other Post-Retirement Benefits”, the pension disclosure presented below includes aggregated amounts for both of the Company’s plans. The following table sets forth the net pension cost by component for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months
	Ended March 31,
	2007	2006

Interest cost on projected benefit obligation	$ 1,115	$ 1,075
Expected return on plan assets	(1,177)	(1,089)
Recognized actuarial loss	531	554

Net Pension Cost	$ 469	$ 540

The Company contributed $3.2 million to its defined benefit pension plan on April 10, 2007 and does not expect to make any additional contributions during the remainder of 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Perini Corporation is a leading construction services company, based on revenues, as ranked by Engineering News-Record, offering diversified general contracting, construction management and design/build services to private clients and public agencies throughout the world. We have provided construction services since 1894 and have established a strong reputation within our markets for executing large, complex projects on time and within budget while adhering to strict quality control measures. We offer general contracting, pre-construction planning and comprehensive project management services, including the planning and scheduling of the manpower, equipment, materials and subcontractors required for a project. We also offer self-performed construction services including site work, concrete forming and placement and steel erection.

Our business is conducted through three primary segments: building, civil, and management services. Our building segment focuses on large, complex projects in the hospitality and gaming, sports and entertainment, educational, transportation, healthcare, biotech, pharmaceutical and high-tech markets. Our civil segment specializes in public works construction, primarily in the northeastern and mid-Atlantic United States, including the repair, replacement and reconstruction of the public infrastructure such as highways, bridges, mass transit systems and wastewater treatment facilities. Our management services segment provides diversified construction, design/build and maintenance services to the U.S. military and government agencies, as well as surety companies and multi-national corporations in the United States and overseas.

Significant Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Our critical accounting policies are also identified and discussed in Item 7 of said Annual Report on Form 10-K. We have made no significant change in these policies during 2007, except as noted below.

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, on January 1, 2007. As a result of the implementation of FIN 48, there was no impact on total liabilities or stockholders’ equity. At the adoption date, we had $2.5 million of gross unrecognized tax benefits. At March 31, 2007, we had $1.5 million of gross unrecognized tax benefits. Of these amounts, $1.2 million as of January 1, 2007 and $0.5 million as of March 31, 2007 (both net of the federal benefit on state issues), represent the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in any future periods. The decrease of $1.0 million from January 1 to March 31, 2007 in the gross unrecognized tax benefits is the result of a favorable settlement with a state tax agency. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, we have approximately $0.1 million of accrued interest and zero accrued for penalties related to uncertain tax positions. The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which we have filed tax returns.

Recent Developments

New Credit Agreement

On February 22, 2007, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A. and three participant lenders (the “Amended Agreement”). The Amended Agreement amends and restates in its entirety our previously existing credit agreement (the “Prior Agreement”).

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

While the Amended Agreement also provides for an increase in the aggregate amount of letters of credit that may be issued under the agreement from $15 million to $50 million, any outstanding letters of credit reduce availability under the Revolving Facility on a dollar-for-dollar basis. The termination date of the Revolving Facility is February 22, 2012, as compared to June 30, 2008 under the Prior Agreement. For a more detailed description of the Amended Agreement, see “Liquidity and Capital Resources – Cash and Working Capital” below.

Backlog Analysis for 2007

Our backlog of uncompleted construction work at March 31, 2007 was approximately $8.6 billion, up from the $8.5 billion backlog reported at December 31, 2006. The March 31, 2007 backlog includes new contract awards added during the first quarter of 2007 totaling approximately $1.1 billion and includes approximately $580 million of additional work in the hospitality and gaming market in Las Vegas, as well as approximately $435 million of various new awards at Rudolph and Sletten including the healthcare, high-tech and office building markets.

	Backlog at	New Business	Revenue	Backlog at
	Dec. 31, 2006	Awarded	Recognized	March 31, 2007
	(In millions)
Building	$ 7,832.4	$ 1,088.4	$ 886.9	$ 8,033.9
Civil	429.7	5.4	57.1	378.0
Management Services	189.3	3.8	43.4	149.7
Total	$ 8,451.4	$ 1,097.6	$ 987.4	$ 8,561.6

Results of Operations

Comparison of the First Quarter of 2007 with the First Quarter of 2006

Revenues increased by $374.6 million, gross profit increased by $25.6 million, income from construction operations increased by $18.3 million, and net income increased by $14.6 million (or 180.0%) in 2007. Our strong performance in the first quarter of 2007 was led by our building and management services segments. The increase in revenues and profit primarily reflects the conversion of our substantial building segment backlog into revenues and profit as expected. In addition, our management services segment also made a significant contribution to our first quarter 2007 operating results. The operating results for the first quarter of 2007 were negatively impacted by a $3.7 million pretax charge related to stock-based compensation expense resulting from restricted stock units granted in the second quarter of 2006. Basic earnings per common share were $0.85 for the first quarter of 2007, compared to $0.31 for the first quarter of 2006. Diluted earnings per common share were $0.84 for the first quarter of 2007, compared to $0.30 for the first quarter of 2006.

	Revenues for the
	Three Months Ended March 31,		Increase	%
	2007	2006	(Decrease)	Change
	(In millions)

Building	$ 886.9	$ 483.7	$ 403.2	83.4%
Civil	57.1	70.8	(13.7)	(19.4)%
Management Services	43.4	58.3	(14.9)	(25.6)%
Total	$ 987.4	$ 612.8	$ 374.6	61.1%

Overall revenues increased by $374.6 million (or 61.1%), from $612.8 million in 2006 to $987.4 million in 2007. This increase was due primarily to an increase in building construction revenues of $403.2 million (or 83.4%), from $483.7 million in 2006 to $886.9 million in 2007, primarily as a result of the conversion of our substantial building segment backlog into revenues as expected, led by an increased volume of work in the hospitality and gaming market as a result of the significant new contract awards we received in the latter half of 2005, which are now well into the construction phase. Civil construction revenues decreased by $13.7 million (or 19.4%), from $70.8 million in 2006 to $57.1 million in 2007, due primarily to the timing of the start-up of new work. Management services revenues decreased by $14.9 million (or 25.6%), from $58.3 million in 2006 to $43.4 million in 2007, due primarily to the completion of our nuclear power plant maintenance and modification contract with Exelon as of December 31, 2006, which was partly offset by an increased volume of work in Iraq.

	Income from Construction
	Operations for the		Increase
	Three Months Ended March 31,		(Decrease)%
	2007	2006	In Income	Change
	(In millions)

Building	$ 23.9	$ 9.3	$ 14.6	157.0%
Civil	0.8	4.4	(3.6)	(81.8)%
Management Services	13.7	3.4	10.3	302.9%
Subtotal	$ 38.4	$ 17.1	$ 21.3	124.6%

Less: Corporate	(5.7)	(2.7)	(3.0)	(111.1)%
Total	$ 32.7	$ 14.4	$ 18.3	127.1%

Income from construction operations (excluding corporate) increased by $21.3 million (or 124.6%), from $17.1 million in 2006 to $38.4 million in 2007. Building construction income from operations increased by $14.6 million (or 157.0%), from $9.3 million in 2006 to $23.9 million in 2007, due primarily to the significant increase in revenues discussed above. Building construction income from operations was reduced by a $1.4 million charge related to stock-based compensation expense resulting from certain restricted stock units granted in the second quarter of 2006. Civil construction income from operations decreased by $3.6 million (or 81.8%), from $4.4 million in 2006 to $0.8 million in 2007, due primarily to the decrease in revenues discussed above and to downward profit adjustments on roadway projects in Maryland and Florida. Despite the decrease in revenues discussed above, management services income from operations increased by $10.3 million (or 302.9%), from $3.4 million in 2006 to $13.7 million in 2007, due primarily to favorable performance on work in Iraq. Overall income from construction operations was negatively impacted by a $3.0 million increase in corporate general and administrative expenses, from $2.7 million in 2006 to $5.7 million in 2007, due primarily to a $2.8 million increase in corporate incentive compensation expense, including a $1.7 million increase in stock-based compensation expense resulting from certain restricted stock units granted in the second quarter of 2006.

Other income increased by $2.0 million, from $0.4 million in 2006 to $2.4 million in 2007, due primarily to a $2.1 million increase in interest income as a result of an increase in cash available for short-term investment due largely to the positive cash flow we generated from operating activities in the latter half of 2006 and the first quarter of 2007.

Interest expense decreased by $0.2 million, from $0.9 million in 2006 to $0.7 million in 2007, due primarily to the February 22, 2007 repayment of our term loan in full in conjunction with the closing of our new credit agreement.

The provision for income taxes increased by $5.9 million, from $5.8 million in 2006 to $11.7 million in 2007, due primarily to the increase in pretax income in 2007. The effective tax rate for first quarter of 2007 was 34.2%, as compared to 41.9% for the first quarter of 2006. The decrease in the effective tax rate is due to a partial release of a tax contingency and a reduction in permanently disallowed tax deductions in 2007.

Liquidity and Capital Resources

Cash and Working Capital

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

We can choose from interest rate alternatives including a prime-based rate, as well as Eurodollar rate-based options. While the Amended Agreement also provides for an increase in the aggregate amount of letters of credit that may be issued under the agreement from $15 million to $50 million, any outstanding letters of credit reduce availability under the Revolving Facility on a dollar-for-dollar basis. The termination date of the Revolving Facility is February 22, 2012, as compared to June 30, 2008 under the Prior Agreement.

The Amended Agreement requires us to comply with certain financial and other covenants at the end of each fiscal quarter, including:

•

a consolidated net worth of at least $160.5 million, increased on a cumulative basis commencing with the fiscal quarter ending December 31, 2006, by an amount equal to 50% of consolidated net income (with no deductions for net losses) for the fiscal quarter then ended plus 100% of the amount of all Equity Issuances (as defined in the Amended Agreement) after February 22, 2007 that increase our consolidated shareholders’ equity;

•	a consolidated leverage ratio of no more than 2.5 to 1.0;

•

a fixed charge coverage ratio of consolidated EBITDA over covered charges (which includes interest expense, cash taxes, scheduled payments of principal and interest, and current period dividends on our preferred stock) of at least 1.5 to 1.0; and

•	a consolidated asset coverage ratio of at least 1.5 to 1.0.

The Amended Agreement also includes operational covenants customary for facilities of this type, including limitations on incurring additional indebtedness and liens, as well as restrictions on types of investments and the purchase and sale of assets outside of the normal course of business. Our obligations under the Amended Agreement are guaranteed by substantially all of our current and future subsidiaries, and secured by substantially all of our and our subsidiaries’ assets.

Cash and cash equivalents as reported in the accompanying consolidated condensed financial statements consist of amounts held by us as well as our proportionate share of amounts held by construction joint ventures. Cash held by us is available for general corporate purposes while cash held by construction joint ventures is available only for joint venture-related uses. Joint venture cash and cash equivalents are not restricted to specific uses within those entities; however, the terms of the joint venture agreements limit our ability to distribute those funds and use them for corporate purposes. Cash held by construction joint ventures is distributed from time to time to us and to the other joint venture participants in accordance with our respective percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by us from our construction joint ventures are then available for general corporate purposes. At March 31, 2007 and December 31, 2006, cash held by us and available for general corporate purposes was $210.1 million and $189.6 million, respectively, and our proportionate share of cash held by joint ventures and available only for joint venture-related uses was $32.2 million and $35.9 million, respectively.

A summary of cash flows for each of the three month periods ended March 31, 2007 and 2006 is set forth below:

	Three Months
	Ended March 31,
	2007	2006
	(In millions)
Cash flows from:
Operating activities	$ 49.0	$ (26.4)
Investing activities	(6.6)	(1.6)
Financing activities	(25.6)	(4.2)
Net increase (decrease) in cash	$ 16.8	$ (32.2)
Cash at beginning of year	225.5	139.9
Cash at end of period	$ 242.3	$ 107.7

During the first three months of 2007, we generated $49.0 million in cash flow from operating activities to fund $25.6 million in financing activities, primarily to pay in full the remaining $22.5 million balance outstanding on our term loan in conjunction with the closing of our new revolving credit facility in February 2007, and to pay down debt assumed in conjunction with the Cherry Hill acquisition; and to fund $6.6 million in investing activities, principally to fund the purchase of construction equipment and property to be used in support of our building construction operations. As a result, we increased our cash balance by $16.8 million during the first three months of 2007.

Working capital increased from $194.0 million at the end of 2006 to $203.4 million at March 31, 2007. The current ratio of 1.22x at March 31, 2007 was the same as the current ratio at December 31, 2006.

Long-term Debt

Long-term debt, net of current maturities, at March 31, 2007 was $16.4 million, a decrease of $17.7 million ($25.7 million including current portion) from December 31, 2006, due to the February 22, 2007 repayment of our term loan in full in conjunction with the closing of our new credit agreement, and reductions in mortgage debt and equipment financing debt assumed in conjunction with the Cherry Hill acquisition. Accordingly, the long-term debt to equity ratio decreased from .14x at December 31, 2006 to .06x at March 31, 2007.

Dividends

There were no cash dividends declared or paid on our outstanding Common Stock during the periods presented herein.

We redeemed all remaining outstanding Depositary Shares on May 17, 2006, in accordance with the terms of our $21.25 Preferred Stock, at a price of $25.00 per Depositary Share plus accrued and unpaid dividends to that date, for an aggregate amount of approximately $8.8 million.

Forward-looking Statements

The statements contained in this Management’s Discussion and Analysis of the Consolidated Condensed Financial Statements and other sections of this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the

Securities Exchange Act of 1934, including without limitation, statements regarding our expectations,

hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to convert backlog into revenue; our ability to successfully complete construction projects; the potential delay, suspension, termination or reduction in scope of a construction project; the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules; the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings; the availability of borrowed funds on terms acceptable to us; the ability to retain certain members of management; the ability to obtain surety bonds to secure our performance under certain construction contracts; possible labor disputes or work stoppages within the construction industry; changes in federal and state appropriations for infrastructure projects; possible changes or developments in worldwide or domestic political, social, economic, business, industry, market and regulatory conditions or circumstances; and actions taken or not taken by third parties including our customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials; and other risks and uncertainties discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 7, 2007. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s exposure to market risk from that described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, Item 7A., since December 31, 2006.

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

Part II. - Other Information

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

Information regarding risk factors affecting the Company’s business are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes from those risk factors during 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) Not applicable

(c) Not applicable

Item 3. Defaults Upon Senior Securities

(a) None

(b) None

Item 4. Submission of Matters to a Vote of Security Holders

(a) None

(b) Not applicable

(c) Not applicable

(d) Not applicable

Item 5. Other Information

(a) None

(b) None

Item 6. Exhibits

Exhibit 10.1	Amendment No. 10 dated as of March 14, 2007 to the Management Agreement by and
among the Company, Ronald N. Tutor and Tutor-Saliba Corporation – filed herewith.

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley
Act of 2002 – filed herewith.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002 – filed herewith.

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perini Corporation
Registrant

Date: May 9, 2007	/s/Michael E. Ciskey
Michael E. Ciskey, Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer