Form 10-Q
period 2007-06-30
PERINI CORP
filed 2007-08-08
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of Common Stock, $1.00 par value per share, of registrant outstanding at August 3, 2007 was 26,928,746.

PERINI CORPORATION AND SUBSIDIARIES

INDEX

				Page Number
Part I. -	Financial Information:

	Item 1.	Financial Statements (Unaudited)

		Consolidated Condensed Balance Sheets – June 30, 2007 and December 31, 2006		3

		Consolidated Condensed Statements of Income – Three Months and Six Months ended June 30, 2007 and 2006		4

		Consolidated Condensed Statement of Stockholders’ Equity – Six Months ended June 30, 2007		5

		Consolidated Condensed Statements of Cash Flows – Six Months ended June 30, 2007 and 2006		6

		Notes to Consolidated Condensed Financial Statements		7 – 15

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		16 – 22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		23

	Item 4.	Controls and Procedures		23

Part II. -	Other Information:

		Item 1.	Legal Proceedings	24 – 25

		Item 1A.	Risk Factors	25

		Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

		Item 3.	Defaults Upon Senior Securities	25

		Item 4.	Submission of Matters to a Vote of Security Holders	25

		Item 5.	Other Information	25

		Item 6.	Exhibits	26

	Signatures			27

Part I. – Financial Information

Item 1. Financial Statements (Unaudited)

PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

JUNE 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006

(In Thousands)

	JUNE 30,	DEC. 31,
	2007	2006
ASSETS
Cash and Cash Equivalents (Note 3)	$ 342,971	$ 225,504
Accounts Receivable, including retainage	849,860	747,626
Costs and Estimated Earnings in Excess of Billings	77,202	96,341
Other Current Assets	6,771	8,782
Total Current Assets	$ 1,276,804	$ 1,078,253

Property and Equipment, less Accumulated Depreciation of $36,073 in 2007 and
$32,216 in 2006	$ 92,563	$ 83,811

Goodwill	$ 26,268	$ 26,268

Other Assets	$ 7,153	$ 7,660

	$ 1,402,788	$ 1,195,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$ 9,435	$ 14,607
Accounts Payable, including retainage	793,808	641,604
Billings in Excess of Costs and Estimated Earnings	169,096	155,392
Deferred Income Taxes	3,089	853
Accrued Expenses	65,533	71,845
Total Current Liabilities	$ 1,040,961	$ 884,301

Long-term Debt, less current maturities included above	$ 16,116	$ 34,135

Other Long-term Liabilities	$ 39,451	$ 33,697

Contingencies and Commitments (Note 4)

Stockholders’ Equity:
Series A Junior Participating Preferred Stock	$ -	$ -
Stock Purchase Warrants	-	461
Common Stock	26,906	26,554
Additional Paid-in Capital	151,729	139,450
Retained Earnings	151,317	101,086
	$ 329,952	$ 267,551
Accumulated Other Comprehensive Loss	(23,692)	(23,692)
Total Stockholders' Equity	$ 306,260	$ 243,859

	$1,402,788	$1,195,992

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                (In Thousands, Except Per Share Data)

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,

	2007	2006	2007	2006

Revenues (Note 8)	$ 1,151,620	$ 712,462	$ 2,138,976	$ 1,325,225

Cost of Operations	1,086,718	675,446	2,016,177	1,255,887

Gross Profit	$ 64,902	$ 37,016	$ 122,799	$ 69,338

General and Administrative Expenses (Note 5)	24,181	28,543	49,338	46,414

INCOME FROM CONSTRUCTION OPERATIONS (Note 8)	$ 40,721	$ 8,473	$ 73,461	$ 22,924

Other Income, Net	2,800	250	5,156	673
Interest Expense	(431)	(920)	(1,121)	(1,867)

Income before Income Taxes	$ 43,090	$ 7,803	$ 77,496	$ 21,730

Provision for Income Taxes	(15,512)	(3,242)	(27,265)	(9,079)

NET INCOME	$ 27,578	$ 4,561	$ 50,231	$ 12,651

Less:
Accrued Dividends on $21.25 Preferred Stock (Note 7)	-	(68)	-	(166)
Excess of fair value over carrying value upon redemption
of $21.25 Preferred Stock (Note 7)	-	(253)	-	(253)

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$ 27,578	$ 4,240	$ 50,231	$ 12,232

BASIC EARNINGS PER COMMON SHARE (Note 6)	$ 1.03	$ 0.16	$ 1.88	$ 0.47

DILUTED EARNINGS PER COMMON SHARE (Note 6)	$ 1.01	$ 0.16	$ 1.84	$ 0.46

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 6):
BASIC	26,713	26,182	26,676	26,137
Effect of Dilutive Stock Options, Warrants and Restricted
Stock Units Outstanding	668	503	575	523
DILUTED	27,381	26,685	27,251	26,660

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(In Thousands)

					Accumulated
	Stock		Additional		Other
	Purchase	Common	Paid-in	Retained	Comprehensive
	Warrants	Stock	Capital	Earnings	Loss	Total

Balance - December 31, 2006	$ 461	$ 26,554	$ 139,450	$ 101,086	$ (23,692)	$ 243,859

Net income	-	-	-	50,231	-	50,231

Common Stock options and stock purchase warrants exercised	(461)	186	824	-	-	549

Excess income tax benefit from stock-based compensation	-	-	4,114	-	-	4,114

Restricted Stock compensation expense	-	-	7,361	-	-	7,361

Issuance of Common Stock, net	-	166	(20)	-	-	146

Balance - June 30, 2007	$ -	$ 26,906	$ 151,729	$ 151,317	$ (23,692)	$ 306,260

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(In Thousands)

	SIX MONTHS
	ENDED JUNE 30,
	2007	2006

Cash Flows from Operating Activities:
Net income	$ 50,231	$ 12,651
Adjustments to reconcile net income to net cash provided from (used by) operating activities:
Depreciation and amortization	5,779	5,137
Restricted stock compensation expense	7,361	9,190
Excess income tax benefit from stock-based compensation	(4,114)	-
Deferred income taxes	(699)	9,191
Gain on sale of equipment	(161)	(364)
Loss on land held for sale, net	243	86
Increase in other long-term liabilities	8,689	848
Other non-cash items, net	(27)	5
Cash provided from (used by) changes in components of working capital other
than cash, current maturities of long-term debt and land held for sale, net	83,104	(67,640)

NET CASH PROVIDED FROM (USED BY) OPERATING ACTIVITIES	$ 150,406	$ (30,896)

Cash Flows from Investing Activities:
Acquisition of property and equipment	$ (15,567)	$ (8,590)
Proceeds from sale of property and equipment	2,049	1,347
Investment in land held for sale, net	(243)	6
Proceeds from sale of available-for-sale securities	116	-
Investment in other activities	68	-

NET CASH USED BY INVESTING ACTIVITIES	$ (13,577)	$ (7,237)

Cash Flows from Financing Activities:
Proceeds from long-term debt	$ 5,387	$ 2,599
Reduction of long-term debt	(28,578)	(6,856)
Redemption of $21.25 Preferred Stock, including payment of accrued dividends	-	(8,843)
Proceeds from exercise of common stock options and stock purchase warrants	549	492
Excess income tax benefit from stock-based compensation	4,114	-
Issuance of common stock, net	146	(377)
Deferred debt costs	(980)	-

NET CASH USED BY FINANCING ACTIVITIES	$ (19,362)	$ (12,985)

Net Increase (Decrease) in Cash	117,467	(51,118)
Cash at Beginning of Year	225,504	139,848

Cash at End of Period	$ 342,971	$ 88,730

Supplemental Disclosure of Cash Paid During the Period For:
Interest	$ 1,168	$ 2,004
Income taxes	$ 27,356	$ 525

Supplemental Disclosure of Non-cash Transactions:
Common stock issued for services	$ 5,966	$ 7,396

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2007 and December 31, 2006, results of operations for the three month and six month periods ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006. The results of operations for the six months ended June 30, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007 because, among other reasons, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

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

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, on January 1, 2007. As a result of the implementation of FIN 48, there was no impact on total liabilities or stockholders’ equity. At the adoption date, the Company had $2.5 million of gross unrecognized tax benefits. At June 30, 2007, the Company had $1.4 million of gross unrecognized tax benefits. Of these amounts, $1.2 million as of January 1, 2007 and $0.5 million as of June 30, 2007 (both net of the federal benefit on state issues and interest on federal issues) represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The decrease of $1.1 million from January 1 to June 30, 2007 in the gross unrecognized tax benefits is the result of a favorable settlement with a state tax agency. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, the Company has approximately $0.1 million accrued for interest and zero accrued for penalties related to uncertain tax positions. The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which the Company has filed tax returns.

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

prudent. Cash distributions received by the Company from its construction joint ventures are then available for general corporate purposes. At June 30, 2007 and December 31, 2006 cash and cash equivalents consisted of the following (in thousands):

	June 30,	Dec. 31,
	2007	2006

Corporate cash and cash equivalents (available
for general corporate purposes)	$ 313,822	$ 189,558

Company's share of joint venture cash and
cash equivalents (available only for joint venture
purposes, including future distributions)	29,149	35,946
	$ 342,971	$ 225,504

(4)	Contingencies and Commitments

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

TSP appealed and, in January, 2005, the State of California Court of Appeal reversed the trial court's entire judgment and found that the trial court judge had abused his discretion and had violated TSP's due process rights, and had imposed impermissibly overbroad terminating sanctions.  The Court of Appeal also directed the trial court to dismiss LAMTA's claims that TSP had violated the Unfair Competition Law ("UCL") because LAMTA lacked standing to bring such a claim, and remanded the Joint Venture's claims against LAMTA for extra work required by LAMTA and LAMTA's counterclaim under the CFCA against TSP to the trial court for further proceedings, including a new trial.  LAMTA petitioned the Court of Appeal for rehearing and the California Supreme Court for review. Both petitions were denied and the case was remanded and reassigned for a new trial.

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

(a)  Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter (continued)

In December 2006, in the trial of the first issue, which arose out of a 1994 change order involving a Disadvantaged Business Enterprise subcontractor pass-through claim, the jury found that the Joint Venture had submitted two false claims for payment and had breached its contract with LAMTA and awarded LAMTA $111,651 in damages.  The court has awarded penalties of $10,000 for each of the two claims and will treble the damages awarded by the Jury. A final judgment with respect to these claims will not be entered until the entire case has been resolved and is subject to appeal. In addition, the court will determine whether there were any violations of the UCL, but has deferred its decision on those claims until the case is completed.  Each such violation may bear a penalty of up to $2,500.

In February 2007, the court granted a Joint Venture motion and precluded LAMTA in future proceedings from presenting its claims that the Joint Venture breached its contract and violated the CFCA by allegedly “frontloading” the so-called “B Series” contracts.  The court ordered further briefing on LAMTA’s UCL claim on this issue.

The court has indicated that it would like the parties to resolve the entire case through mediation. Mediation sessions were held on April 16, 2007 and July 10, 2007, and discussions are continuing.

The ultimate financial impact of the lawsuit is not yet determinable.  Therefore, no provision for loss, if any, has been recorded in the financial statements.

(b)  Redondo/Perini Joint Venture vs. Siemens Transportation Matter

This was a binding arbitration proceeding arising out of a contract between the Redondo/Perini Joint Venture, or RPJV, a joint venture in which Perini and Redondo Construction Corp., or Redondo, each have a 50% interest and the Siemens Transportation Partnership, S.E., Puerto Rico, or STP. STP constructed a public metropolitan passenger rail transportation project for the Commonwealth of Puerto Rico and RPJV was responsible for the design and construction of a portion of the project.

In March 2002, Redondo filed a petition for reorganization under Chapter 11 in U.S. Bankruptcy Court for the District of Puerto Rico. In December 2002, RPJV filed an arbitration demand against STP seeking the recovery of additional costs related to design changes and the late completion of the design. Thereafter, STP filed a counter-demand against RPJV seeking the recovery of damages allegedly related to defects in design and construction and the late completion of RPJV's work along with the repayment for alleged advances previously paid to RPJV.

In October 2004, STP filed suit against Perini in New York State court seeking enforcement against Perini of a Guaranty Agreement that allegedly guarantees the performance and payment obligations of the subject RPJV/Siemens contract in an amount to be determined at trial, but not less than $27.0 million. This action was stayed pending the arbitration.

In March 2006, the arbitration panel issued a final award on Phase I of the arbitration, awarding RPJV approximately $16.2 million on its claim and awarding STP approximately $0.5 million on its claim, for a net award to RPJV of approximately $15.7 million, payable in thirty days.  The arbitrators also deferred decision on an additional amount of approximately $15.5 million of RPJV’s Phase I claims until the conclusion of Phase II.  Judgment was entered, as of September 29, 2006, in favor of RPJV and against STP in the sum of approximately $16.0 million, including prejudgment interest from April 13, 2006 through September 29, 2006, totaling approximately $0.3 million.  Interest accrued on the judgment from

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

(4)	Contingencies and Commitments (continued)

(b)  Redondo/Perini Joint Venture vs. Siemens Transportation Matter (continued)

September 29, 2006 at 9% per annum.  STP filed an appeal of the judgment. There was to be a second phase of the arbitration, which included claims which existed on or after September 29, 2003.   The parties exchanged statements of claim in July, 2006. RPJV’s claim was approximately $23.2 million, plus interest.  STP’s claim was $17.5 million.  Discovery started, but no hearings were held.

Pursuant to an agreement dated as of June 1, 2007, RPJV and STP settled their disputes. All proceedings between the parties have been discontinued. The settlement did not have a significant impact on the Company’s results of operations.

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

Certain of PKC's claims have been presented to a Disputes Review Board, or DRB, which consists of three construction experts chosen by the parties. To date, the DRB has issued five binding awards on PKC’s claims.  It has ruled that PKC is entitled to additional compensation for the first portion of its contract time delay claim in the amount of $17.4 million. In 2002, the Massachusetts Superior Court approved PKC's request to confirm the DRB's $17.4 million award. The MHD appealed the Superior Court decision to the Massachusetts Appeals Court, which affirmed the Superior Court’s confirmation of the DRB’s award in May, 2006.

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

It is PKC’s position that the remaining claims to be decided by the DRB on a binding basis have an anticipated value of approximately $104 million (exclusive of interest).   MHD disputes that the remaining claims before the DRB may be decided on a binding basis. Hearings before the DRB began in October, 2006 and are scheduled to occur throughout the remainder of 2007 and into 2008.

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

(c)  Perini/Kiewit/Cashman Joint Venture-Central Artery/Tunnel Project Matter  (continued)

In August 2002, the Massachusetts Attorney General's office, pursuant to its authority under the state’s False Claims Act, served a Civil Investigative Demand ("CID") on Perini and the other joint venture partners. The CID sought the production of certain construction claims documentation in connection with the Central Artery/Tunnel Contract No. C11A1.  In September 2004, the Attorney General's office presented a list of items that it believed constitutes possible false claims. PKC made a responsive presentation to the Attorney General's office in January, 2005.  PKC vigorously denies that it submitted any false claims and is cooperating with the Attorney General's office in the ongoing investigation.

(d) Investigation by U.S. Attorney for Eastern District of New York

In 2001, the Company received a grand jury subpoena for documents in connection with an investigation by the U.S. Attorney’s Office for the Eastern District of New York. The investigation concerns contracting with disadvantaged, minority, and women-owned businesses in the New York City area construction industry. The Company has cooperated with the U. S. Attorney’s Office in the investigation and produced documents pursuant to the subpoena in 2001 and 2002. In August 2006 and May 2007, the Company received two additional grand jury subpoenas for documents in connection with the same investigation. The Company subsequently produced documents pursuant to those subpoenas, and continues to cooperate in the investigation. It is the Company’s understanding that lawyers for two former Perini Civil Division employees also are in separate discussions with the U.S. Attorney’s Office related to the investigation. On January 8, 2007, the Company was informed by the U.S. Attorney's Office that the Company meets the definition of “subject” in the United States Attorney's Manual. That definition is "a person whose conduct is within the scope of the grand jury's investigation.” At the same time, the U.S. Attorney's Office also wrote to the Company that "Perini has been cooperatively engaged in discussions with this office and that we are considering a civil settlement with regard to Perini.” The Company is unable to evaluate the potential impact of the investigation at this time.

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

On April 5, 2006 and May 18, 2006, the Compensation Committee of the Company’s Board of Directors approved the grant of 1,295,000 restricted stock units to certain of its executive officers and employees under the 2004 Stock Option and Incentive Plan. As of June 30, 2007, 315,000 restricted stock units have vested and accordingly 315,000 shares of common stock have been issued. 615,000 of the remaining restricted stock units generally vest in three equal installments on January 1 of 2008, 2009 and 2010, and 365,000 generally vest on January 1, 2010. Of the restricted stock units granted, 745,000 (including 165,000 of the restricted stock units that have vested) are subject only to the satisfaction of service requirements; the remaining 550,000 restricted stock units granted (including 150,000 of the restricted stock units that have vested) are subject to the satisfaction of both service requirements and achievement of certain pre-established pretax income performance criteria. Upon

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

(5)	Stock-Based Compensation (continued)

vesting, each restricted stock unit will be exchanged for one share of the Company’s common stock. The grant date fair value of these restricted stock units is $40.7 million based on the closing price of the Company’s common stock on the dates of grant. For the three month and six month periods ended June 30, 2007, the Company recognized compensation expense of $3.7 million and $7.4 million, respectively, related to these restricted stock units and these amounts are included as a component of “General and Administrative Expenses” in the Consolidated Condensed Statements of Income. At June 30, 2007, there was $16.8 million of unrecognized compensation cost related to the non-vested restricted stock units outstanding which, absent significant forfeitures in the future, will be recognized over a weighted average period of 2.1 years.

A summary of stock-based compensation awards related to the restricted stock units outstanding under the Company’s 2004 Stock Option and Incentive Plan for the six months ended June 30, 2007 is as follows:

		Weighted Average	Shares
	Number	Grant Date	Available
	of Shares	Fair Value	to Grant

Outstanding at January 1, 2007	1,145,000	$31.43	1,405,000
Issued	(165,000)	$31.55	-
Outstanding at June 30, 2007	980,000	$31.41	1,405,000

The aggregate intrinsic value of the restricted stock units outstanding at June 30, 2007 is approximately $60.3 million.

In May 2000, the Company’s stockholders approved the adoption of the Special Equity Incentive Plan which provided that up to 3,000,000 shares of the Company’s common stock would be available for the granting of nonqualified stock options to key executives, employees and directors of the Company. Options are granted at not less than the fair market value on the date of grant, as defined. Options generally expire 10 years from the date of grant. Options outstanding under the Special Equity Incentive Plan are generally exercisable in three equal annual installments, on the date of grant and on the first and second anniversary of the date of grant. As of June 30, 2007, all of the options outstanding were exercisable. A summary of stock option activity related to the Company’s Special Equity Incentive Plan is as follows:

		Exercise Price Per Share		Shares
	Number		Weighted	Available
	of Shares	Range	Average	to Grant

Outstanding at January 1, 2007	240,000	$3.13 -$4.50	$4.36	195,634
Exercised	(123,000)	$3.13 -$4.50	$4.47	-
Outstanding at June 30, 2007	117,000	$3.13 -$4.50	$4.24	195,634

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

(5)	Stock-Based Compensation (continued)

Options outstanding at June 30, 2007 under the Special Equity Incentive Plan and related weighted average price and life information follows:

				Weighted
				Average	Aggregate
Remaining	Grant	Options	Options	Exercise	Intrinsic
Life (Years)	Date	Outstanding	Exercisable	Price	Value

3	3/29/2000	70,000	70,000	$4.50	$ 3,992,100
3	5/25/2000	22,000	22,000	$3.13	1,284,910
3	9/12/2000	25,000	25,000	$4.50	1,425,750
Totals		117,000	117,000	$4.24	$ 6,702,760

(6)	Earnings per Common Share

Basic earnings per common share was computed by dividing net income less the sum of (i) dividends accrued on the $21.25 Preferred Stock and (ii) the excess of the fair value of the consideration given over the carrying value upon redemption of the $21.25 Preferred Stock during the applicable period (see Note 7) by the weighted average number of common shares outstanding. Diluted earnings per common share was similarly computed after giving consideration to the dilutive effect of stock options, warrants and restricted stock units outstanding on the weighted average number of common shares outstanding.

There were no antidilutive stock options or stock purchase warrants at June 30, 2007 and 2006. The effect of the assumed conversion of the Company’s outstanding $21.25 Preferred Stock into Common Stock was antidilutive for all applicable periods presented. The $21.25 Preferred Stock was redeemed in full on May 17, 2006.

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

The following tables set forth certain business segment information relating to the Company’s operations for the six month and three month periods ended June 30, 2007 and 2006 (in thousands):

Six months ended June 30, 2007
Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Totals	Corporate		Total

Revenues	$ 1,939,584	$ 120,231	$ 79,161	$ 2,138,976	$ -		$ 2,138,976
Income from Construction Operations	$ 59,562	$ (1,242)	$ 25,718	$ 84,038	$ (10,577)	*	$ 73,461
Assets	$ 868,221	$ 195,150	$ 17,915	$ 1,081,286	$ 321,502	**	$ 1,402,788

Six months ended June 30, 2006
Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Totals	Corporate		Total

Revenues	$ 1,070,372	$ 142,335	$ 112,518	$ 1,325,225	$ -		$ 1,325,225
Income from Construction Operations	$ 23,945	$ 6,149	$ 6,644	$ 36,738	$ (13,814)	*	$ 22,924
Assets	$ 568,678	$ 277,300	$ 38,105	$ 884,083	$ 60,764	**	$ 944,847

Three months ended June 30, 2007
Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Totals	Corporate		Total

Revenues	$ 1,052,729	$ 63,128	$ 35,763	$ 1,151,620	$ -		$ 1,151,620
Income from Construction Operations	$ 35,616	$ (2,057)	$ 12,033	$ 45,592	$ (4,871)	*	$ 40,721

Three months ended June 30, 2006
Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Totals	Corporate		Total

Revenues	$ 586,650	$ 71,601	$ 54,211	$ 712,462	$ -		$ 712,462
Income from Construction Operations	$ 14,632	$ 1,775	$ 3,246	$ 19,653	$ (11,180)	*	$ 8,473

*	In all periods, consists of corporate general and administrative expenses.
**	In all periods, corporate assets consist principally of cash and cash equivalents, net deferred tax asset, land held for sale and other investments available for general corporate purposes.

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

(9)	Employee Pension Plans

The Company has a defined benefit pension plan that covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The Company also has an unfunded supplemental retirement plan for certain employees whose benefits under the defined benefit plan are reduced because of compensation limitations under federal tax laws. Effective June 1, 2004, all benefit accruals under the Company’s pension plan were frozen; however, the current vested benefit will be preserved. In accordance with SFAS No. 132(R), “Employers’ Disclosures About Pensions and Other Post-Retirement Benefits”, the pension disclosure presented below includes aggregated amounts for both of the Company’s plans. The following table sets forth the net pension cost by component for the three month and six month periods ended June 30, 2007 and 2006 (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Interest cost on projected benefit obligation	$ 1,115	$ 1,075	$ 2,230	$ 2,150
Expected return on plan assets	(1,176)	(1,090)	(2,353)	(2,179)
Recognized actuarial loss	530	555	1,061	1,109

Net Pension Cost	$ 469	$ 540	$ 938	$ 1,080

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

Our business is conducted through three primary segments: building, civil, and management services. Our building segment focuses on large, complex projects in the hospitality and gaming, sports and entertainment, educational, transportation, healthcare, biotech, pharmaceutical and high-tech markets. Our civil segment specializes in public works construction, primarily in the northeastern and mid-Atlantic United States, including the repair, replacement and reconstruction of the public infrastructure such as highways, bridges, mass transit systems and wastewater treatment facilities. Our management services segment provides diversified construction, design/build and maintenance services to the U.S. military and government agencies, as well as to surety companies and multi-national corporations in the United States and overseas.

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

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, on January 1, 2007. As a result of the implementation of FIN 48, there was no impact on total liabilities or stockholders’ equity. At the adoption date, we had $2.5 million of gross unrecognized tax benefits. At June 30, 2007, we had $1.4 million of gross unrecognized tax benefits. Of these amounts, $1.2 million as of January 1, 2007 and $0.5 million as of June 30, 2007 (both net of the federal benefit on state issues and interest on federal issues) represent the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in any future periods. The decrease of $1.1 million from January 1 to June 30, 2007 in the gross unrecognized tax benefits is the result of a favorable settlement with a state tax agency. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, we have approximately $0.1 million accrued for interest and zero accrued for penalties related to uncertain tax positions. The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which we have filed tax returns.

Recent Developments

Management Promotions and Changes

In March 2007, we announced the appointment of John A. Loftus to the position of President of Perini Civil Division. Mr. Loftus replaced Zohrab B. Marashlian who retired as of March 31, 2007 after 35 years of dedicated service and leadership of our civil construction operations. Previously, Mr. Loftus served the Company as President and Chief Executive Officer of Cherry Hill Construction, our wholly owned civil construction subsidiary based in Jessup, Maryland.

In May 2007, we announced the following management promotions and changes within Perini Building

Company, our wholly owned subsidiary: Craig W. Shaw, from President to Chairman and Chief Executive Officer; Richard J. Rizzo, from Chairman to Vice Chairman; Mark Caspers, from Senior Vice President of Field Operations to President and Chief Operating Officer; and W. Patrick Hubbs, from Vice President of Field Operations to Executive Vice President of Field Operations.

Backlog of $8.7 billion

Our backlog of uncompleted construction work at June 30, 2007 was approximately $8.7 billion, up from the $8.5 billion backlog reported at December 31, 2006. The June 30, 2007 backlog includes new contract awards and adjustments to contracts in process added during the second quarter of 2007 totaling approximately $1.3 billion, which includes approximately $960 million of additional work in the hospitality and gaming market in Las Vegas and California, as well as approximately $300 million in various new awards at Rudolph and Sletten including the healthcare and office building markets.

	Backlog at	New Business	Revenue	Backlog at
	Dec. 31, 2006	Awarded	Recognized	June 30, 2007
	(In millions)
Building	$ 7,832.4	$ 2,341.0	$ (1,939.6)	$ 8,233.8
Civil	429.7	16.0	(120.2)	325.5
Management Services	189.3	0.2	(79.2)	110.3
Total	$ 8,451.4	$ 2,357.2	$ (2,139.0)	$ 8,669.6

Results of Operations

Comparison of the Second Quarter of 2007 with the Second Quarter of 2006

Revenues increased by $439.1 million, gross profit increased by $27.9 million, income from construction operations increased by $32.2 million, and net income increased by $23.0 million (or 505%) in 2007. Our strong performance in the second quarter of 2007 was led by our building and management services segments. The increase in revenues and profit primarily reflects the conversion of our substantial building segment backlog into revenues and profit as expected. In addition, our management services segment also made a significant contribution to our second quarter 2007 operating results. Stock-based compensation expense from restricted stock units granted in the second quarter of 2006 reduced pretax profit by $8.6 million in the second quarter of 2006, compared to a reduction of $3.7 million in the second quarter of 2007. Basic earnings per common share were $1.03 for the second quarter of 2007, compared to $0.16 for the second quarter of 2006. Diluted earnings per common share were $1.01 for the second quarter of 2007, compared to $0.16 for the second quarter of 2006.

	Revenues for the
	Three Months Ended June 30,		Increase	%
	2007	2006	(Decrease)	Change
	(In millions)

Building	$ 1,052.7	$ 586.7	$ 466.0	79.4%
Civil	63.1	71.6	(8.5)	(11.9)%
Management Services	35.8	54.2	(18.4)	(33.9)%
Total	$ 1,151.6	$ 712.5	$ 439.1	61.6%

Overall revenues increased by $439.1 million (or 61.6%), from $712.5 million in 2006 to $1,151.6 million in 2007. This increase was due primarily to an increase in building construction revenues of $466.0 million (or 79.4%), from $586.7 million in 2006 to $1,052.7 million in 2007, primarily as a result of the conversion of our substantial building segment backlog into revenues as expected, led by an increased volume of work in the hospitality and gaming market as a result of the significant new contract awards we received in the latter half of 2005, which are now well into the construction phase. Civil construction revenues decreased by $8.5 million (or 11.9%), from $71.6 million in 2006 to $63.1 million in 2007, due primarily to the timing of the start-up of new work. Management services revenues decreased by $18.4 million (or 33.9%), from $54.2 million in 2006 to $35.8 million in 2007, due primarily to the completion of our nuclear power plant maintenance and modification contract with Exelon as of December 31, 2006.

	Income (Loss) from Construction
	Operations for the		Increase
	Three Months Ended June 30,		(Decrease)%
	2007	2006	In Income	Change
	(In millions)

Building	$ 35.6	$ 14.6	$ 21.0	143.8%
Civil	(2.0)	1.8	(3.8)	(211.1)%
Management Services	12.0	3.3	8.7	263.6%
Subtotal	$ 45.6	$ 19.7	$ 25.9	131.5%

Less: Corporate	(4.9)	(11.2)	6.3	56.3%
Total	$ 40.7	$ 8.5	$ 32.2	378.8%

Income from construction operations (excluding corporate) increased by $25.9 million (or 131.5%), from $19.7 million in 2006 to $45.6 million in 2007. Building construction income from operations increased by $21.0 million (or 143.8%), from $14.6 million in 2006 to $35.6 million in 2007, due primarily to the significant increase in revenues discussed above. Civil construction income from operations decreased by $3.8 million (or 211.1%), from income of $1.8 million in 2006 to a loss of $2.0 million in 2007, due primarily to downward profit adjustments on several projects in the metropolitan New York region. Despite the decrease in revenues discussed above, management services income from operations increased by $8.7 million (or 263.6%), from $3.3 million in 2006 to $12.0 million in 2007, due primarily to favorable performance on work in Iraq. Overall income from construction operations was favorably impacted by a $6.3 million decrease in corporate general and administrative expenses, from $11.2 million in 2006 to $4.9 million in 2007, due primarily to a $4.9 million decrease in corporate stock-based compensation expense resulting from certain restricted stock units granted in 2006 and 2004. In addition, corporate general and administrative expenses in 2006 included the non-recurring write-off of approximately $1.5 million of expenses related to our decision not to proceed with our debt offering in the second quarter of 2006.

Other income increased by $2.5 million, from $0.3 million in 2006 to $2.8 million in 2007, due primarily to a $2.2 million increase in interest income as a result of the significant increase in cash available for short-term investment due largely to the positive cash flow we generated from operating activities in the latter half of 2006 and the first half of 2007.

Interest expense decreased by $0.5 million, from $0.9 million in 2006 to $0.4 million in 2007, due primarily to the February 22, 2007 repayment of our term loan in full in conjunction with the closing of our new credit agreement.

The provision for income taxes increased by $12.3 million, from $3.2 million in 2006 to $15.5 million in 2007, due primarily to the increase in pretax income in 2007. The effective tax rate for second quarter of 2007 was 36.0%, as compared to 41.5% for the second quarter of 2006. The decrease in the effective tax rate is due to a reduction in permanently disallowed tax deductions in 2007.

Comparison of the Six Months Ended June 30, 2007 with the Six Months Ended June 30, 2006

Revenues increased by $813.8 million, gross profit increased by $53.5 million, income from construction operations increased by $50.6 million, and net income increased by $37.5 million (or 295.3%) in 2007. Our strong performance in the first six months of 2007 was led by our building and management services segments. The increase in revenues and profit primarily reflects the conversion of our substantial building segment backlog into revenues and profit as expected. In addition, our management services segment also made a significant contribution to our 2007 year to date operating results. Stock-based compensation expense from restricted stock units granted in the second quarter of 2006 reduced pretax profit by $8.6 million in 2006, compared to a reduction of $7.4 million in 2007. Basic earnings per common share were $1.88 for the six months ended June 30, 2007, compared to $0.47 for the six months ended June 30, 2006. Diluted earnings per common share were $1.84 for the six months ended June 30, 2007, compared to $0.46 for the six months ended June 30, 2006.

	Revenues for the
	Six Months Ended June 30,		Increase	%
	2007	2006	(Decrease)	Change
	(In millions)

Building	$ 1,939.6	$ 1,070.4	$ 869.2	81.2%
Civil	120.2	142.3	(22.1)	(15.5)%
Management Services	79.2	112.5	(33.3)	(29.6)%
Total	$ 2,139.0	$ 1,325.2	$ 813.8	61.4%

Overall revenues increased by $813.8 million (or 61.4%), from $1,325.2 million in 2006 to $2,139.0 million in 2007. This increase was due primarily to an increase in building construction revenues of $869.2 million (or 81.2%), from $1,070.4 million in 2006 to $1,939.6 million in 2007, primarily as a result of the conversion of our substantial building segment backlog into revenues as expected, led by an increased volume of work in the hospitality and gaming market as a result of the significant new contract awards we received in the latter half of 2005, which are now well into the construction phase. Civil construction revenues decreased by $22.1 million (or 15.5%), from $142.3 million in 2006 to $120.2 million in 2007, due primarily to the timing of the start-up of new work. Management services revenues decreased by $33.3 million (or 29.6%), from $112.5 million in 2006 to $79.2 million in 2007, due primarily to the completion of our nuclear power plant maintenance and modification contract with Exelon as of December 31, 2006, which was partly offset by an increased volume of work in Iraq.

	Income (Loss) from Construction
	Operations for the		Increase
	Six Months Ended June 30,		(Decrease)%
	2007	2006	In Income	Change
	(In millions)

Building	$ 59.6	$ 23.9	$ 35.7	149.4%
Civil	(1.2)	6.2	(7.4)	(119.4)%
Management Services	25.7	6.6	19.1	289.4%
Subtotal	$ 84.1	$ 36.7	$ 47.4	129.2%

Less: Corporate	(10.6)	(13.8)	3.2	23.2%
Total	$ 73.5	$ 22.9	$ 50.6	221.0%

Income from construction operations (excluding corporate) increased by $47.4 million (or 129.2%), from $36.7 million in 2006 to $84.1 million in 2007. Building construction income from operations increased by $35.7 million (or 149.4%), from $23.9 million in 2006 to $59.6 million in 2007, due primarily to the significant increase in revenues discussed above. Civil construction income from operations decreased by $7.4 million (or 119.4%), from income of $6.2 million in 2006 to a loss of $1.2 million in 2007, due primarily to downward profit adjustments on several projects in the metropolitan New York region and, to a lesser extent, the decrease in revenues discussed above. Despite the decrease in revenues discussed above, management services income from operations increased by $19.1 million (or 289.4%), from $6.6 million in 2006 to $25.7 million in 2007, due primarily to favorable performance on work in Iraq. Overall income from construction operations was favorably impacted by a $3.2 million decrease in corporate general and administrative expenses, from $13.8 million in 2006 to $10.6 million in 2007, due primarily to a $3.2 million decrease in corporate stock-based compensation expense resulting from certain restricted stock units granted in 2006 and 2004.

Other income increased by $4.4 million, from $0.7 million in 2006 to $5.1 million in 2007, due primarily to a $4.2 million increase in interest income as a result of the significant increase in cash available for short-term investment due largely to the positive cash flow we generated from operating activities in the latter half of 2006 and the first half of 2007.

Interest expense decreased by $0.7 million, from $1.8 million in 2006 to $1.1 million in 2007, due primarily to the February 22, 2007 repayment of our term loan in full in conjunction with the closing of our new credit agreement.

The provision for income taxes increased by $18.2 million, from $9.1 million in 2006 to $27.3 million in 2007, due primarily to the increase in pretax income in 2007. The effective tax rate for the six months ended June 30, 2007 was 35.2%, as compared to 41.8% for the six months ended June 30, 2006. The decrease in the effective tax rate is due to a partial release of a tax contingency and a reduction in permanently disallowed tax deductions in 2007.

Liquidity and Capital Resources

Cash and Working Capital

On February 22, 2007, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and three participant lenders (the “Amended Agreement”). The Amended Agreement amends and restates in its entirety our previously existing credit agreement dated as of October 14, 2005, as amended through April 13, 2006 (the “Prior Agreement”).

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

We can choose from interest rate alternatives including a prime-based rate, as well as Eurodollar rate-based options. While the Amended Agreement also provides for an increase in the aggregate amount of letters of credit that may be issued under the agreement from $15 million to $50 million, any outstanding letters of credit reduce availability under the Revolving Facility on a dollar-for-dollar basis. The termination date of the Revolving Facility is February 22, 2012, as compared to June 30, 2008 under the Prior Agreement. At June 30, 2007, we had $113.5 million available to borrow under the Revolving Facility.

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

Cash and cash equivalents as reported in the accompanying consolidated condensed financial statements consist of amounts held by us as well as our proportionate share of amounts held by construction joint ventures. Cash held by us is available for general corporate purposes while cash held by construction joint ventures is available only for joint venture-related uses. Joint venture cash and cash equivalents are not restricted to specific uses within those entities; however, the terms of the joint venture agreements limit our ability to distribute those funds and use them for corporate purposes. Cash held by construction joint ventures is distributed from time to time to us and to the other joint venture participants in accordance with our respective percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by us from our construction joint ventures are then available for general corporate purposes. At June 30, 2007 and December 31, 2006, cash held by us and available for general corporate purposes was $313.8 million and $189.6 million, respectively, and our proportionate share of cash held by joint ventures and available only for joint venture-related uses was $29.2 million and $35.9 million, respectively.

A summary of cash flows for each of the six month periods ended June 30, 2007 and 2006 is set forth below:

	Six Months
	Ended June 30,
	2007	2006
	(In millions)
Cash flows from:
Operating activities	$ 150.4	$ (30.9)
Investing activities	(13.6)	(7.3)
Financing activities	(19.3)	(13.0)
Net increase (decrease) in cash	$ 117.5	$ (51.2)
Cash at beginning of year	225.5	139.9
Cash at end of period	$ 343.0	$ 88.7

During the first six months of 2007, we generated $150.4 million in cash flow from operating activities to fund $19.3 million in financing activities, primarily to pay in full the remaining $22.5 million balance outstanding on our term loan in conjunction with the closing of our new revolving credit facility in February 2007, and to pay down debt assumed in conjunction with the Cherry Hill acquisition; and to fund $13.6 million in investing activities, principally to fund the purchase of construction equipment and property to be used in support of our building construction operations. As a result, we increased our cash balance by $117.5 million during the first six months of 2007.

Working capital increased from $194.0 million at the end of 2006 to $235.8 million at June 30, 2007. The current ratio increased slightly from 1.22x at December 31, 2006 to 1.23x at June 30, 2007.

Long-term Debt

Long-term debt, net of current maturities, at June 30, 2007 was $16.1 million, a decrease of $18.0 million ($23.2 million including current portion) from December 31, 2006, due to the February 22, 2007 repayment of our term loan in full in conjunction with the closing of our new credit agreement, and reductions in mortgage debt and equipment financing debt assumed in conjunction with the Cherry Hill acquisition. Accordingly, the long-term debt to equity ratio decreased from .14x at December 31, 2006 to .05x at June 30, 2007.

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

Forward-looking Statements

The statements contained in this Management’s Discussion and Analysis of the Consolidated Condensed Financial Statements and other sections of this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to convert backlog into revenue; our ability to successfully and timely complete construction projects; the potential delay, suspension, termination or reduction in scope of a construction project; the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules; the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings; the availability of borrowed funds on terms acceptable to us; the ability to retain certain members of management; the ability to obtain surety bonds to secure our performance under certain construction contracts; possible labor disputes or work stoppages within the construction industry; changes in federal and state appropriations for infrastructure projects; possible changes or developments in worldwide or domestic political, social, economic, business, industry, market and regulatory conditions or circumstances; and actions taken or not taken by third parties including our customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials; and other risks and uncertainties discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 7, 2007. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Part II. - Other Information

Item 1. Legal Proceedings

Redondo/Perini Joint Venture vs. Siemens Transportation Matter

This was a binding arbitration proceeding arising out of a contract between the Redondo/Perini Joint Venture, or RPJV, a joint venture in which Perini and Redondo Construction Corp., or Redondo, each have a 50% interest and the Siemens Transportation Partnership, S.E., Puerto Rico, or STP. STP constructed a public metropolitan passenger rail transportation project for the Commonwealth of Puerto Rico and RPJV was responsible for the design and construction of a portion of the project.

In March 2002, Redondo filed a petition for reorganization under Chapter 11 in U.S. Bankruptcy Court for the District of Puerto Rico. In December 2002, RPJV filed an arbitration demand against STP seeking the recovery of additional costs related to design changes and the late completion of the design. Thereafter, STP filed a counter-demand against RPJV seeking the recovery of damages allegedly related to defects in design and construction and the late completion of RPJV's work along with the repayment for alleged advances previously paid to RPJV.

In October 2004, STP filed suit against Perini in New York State court seeking enforcement against Perini of a Guaranty Agreement that allegedly guarantees the performance and payment obligations of the subject RPJV/Siemens contract in an amount to be determined at trial, but not less than $27.0 million. This action was stayed pending the arbitration.

In March 2006, the arbitration panel issued a final award on Phase I of the arbitration, awarding RPJV approximately $16.2 million on its claim and awarding STP approximately $0.5 million on its claim, for a net award to RPJV of approximately $15.7 million, payable in thirty days.  The arbitrators also deferred decision on an additional amount of approximately $15.5 million of RPJV’s Phase I claims until the conclusion of Phase II.  Judgment was entered, as of September 29, 2006, in favor of RPJV and against STP in the sum of approximately $16.0 million, including prejudgment interest from April 13, 2006 through September 29, 2006, totaling approximately $0.3 million.  Interest accrued on the judgment from September 29, 2006 at 9% per annum.  STP filed an appeal of the judgment.

There was to be a second phase of the arbitration, which included claims which existed on or after September 29, 2003.   The parties exchanged statements of claim in July, 2006. RPJV’s claim was approximately $23.2 million, plus interest.  STP’s claim was $17.5 million.  Discovery started, but no hearings were held.

Pursuant to an agreement dated as of June 1, 2007, RPJV and STP settled their disputes. All proceedings between the parties have been discontinued. The settlement did not have a significant impact on the Company’s results of operations.

Investigation by U.S. Attorney for Eastern District of New York

In 2001, the Company received a grand jury subpoena for documents in connection with an investigation by the U.S. Attorney’s Office for the Eastern District of New York. The investigation concerns contracting with disadvantaged, minority, and women-owned businesses in the New York City area construction industry. The Company has cooperated with the U. S. Attorney’s Office in the investigation and produced documents pursuant to the subpoena in 2001 and 2002. In August 2006 and May 2007, the Company received two additional grand jury subpoenas for documents in connection with the same investigation. The Company subsequently produced documents pursuant to those subpoenas, and continues to cooperate in the investigation. It is the Company’s understanding that lawyers for two former Perini Civil Division employees also are in separate discussions with the U.S. Attorney’s Office related to the investigation. On January 8,

Part II. - Other Information (continued)

2007, the Company was informed by the U.S. Attorney's Office that the Company meets the definition of “subject” in the United States Attorney's Manual. That definition is "a person whose conduct is within the scope of the grand jury's investigation.” At the same time, the U.S. Attorney's Office also wrote to the Company that "Perini has been cooperatively engaged in discussions with this office and that we are considering a civil settlement with regard to Perini.” The Company is unable to evaluate the potential impact of the investigation at this time.

Item 1A. Risk Factors

Information regarding risk factors affecting the Company’s business is discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes from those risk factors during 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) Not applicable

(c) Not applicable

Item 3. Defaults Upon Senior Securities

(a) None

(b) None

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Company’s Annual Meeting of Stockholders was held on May 17, 2007.

(b) Not applicable

(c) Results of voting at the 2007 Annual Meeting of Stockholders were as follows:

(1)	Each of the following persons was elected by the holders of the Common Stock as a
Class I Director to hold office for a three-year term expiring in 2010 and until their successors are chosen and qualified:

	Number of Votes
Class I Director	For	Authority Withheld

Willard W. Brittain, Jr.	24,629,427	377,017
Robert A. Kennedy	24,575,158	431,286
Ronald N. Tutor	24,113,880	892,564

(d) Not applicable

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

Perini Corporation
Registrant

Date: August 8, 2007	/s/Michael E. Ciskey
Michael E. Ciskey, Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer