Form 10-Q
period 2007-09-30
PERINI CORP
filed 2007-11-09
CIK 77543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of Common Stock, $1.00 par value per share, of registrant outstanding at November 7, 2007 was 26,984,246.

PERINI CORPORATION AND SUBSIDIARIES

INDEX

				Page Number
Part I. -	Financial Information:

	Item 1.	Financial Statements (Unaudited)

		Consolidated Condensed Balance Sheets – September 30, 2007 and December 31, 2006		3

		Consolidated Condensed Statements of Income – Three Months and Nine Months ended September 30, 2007 and 2006		4

		Consolidated Condensed Statement of Stockholders’ Equity – Nine Months ended September 30, 2007		5

		Consolidated Condensed Statements of Cash Flows – Nine Months ended September 30, 2007 and 2006		6

		Notes to Consolidated Condensed Financial Statements		7 – 14

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		15 – 22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		22

	Item 4.	Controls and Procedures		22

Part II. -	Other Information:

		Item 1.	Legal Proceedings	23 – 24

		Item 1A.	Risk Factors	24

		Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

		Item 3.	Defaults Upon Senior Securities	24

		Item 4.	Submission of Matters to a Vote of Security Holders	24

		Item 5.	Other Information	24

		Item 6.	Exhibits	24 – 25

	Signatures			26

Part I. – Financial Information

Item 1. Financial Statements (Unaudited)

PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

SEPTEMBER 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006

(In Thousands)

	SEPT. 30,	DEC. 31,
	2007	2006
ASSETS
Cash and Cash Equivalents (Note 3)	$ 361,840	$ 225,504
Short-term Investments (Note 4)	8,370	461
Accounts Receivable, including retainage	987,049	747,626
Costs and Estimated Earnings in Excess of Billings	83,896	96,341
Other Current Assets	5,452	8,321
Total Current Assets	$ 1,446,607	$ 1,078,253

Property and Equipment, less Accumulated Depreciation of $37,436 in 2007 and
$32,216 in 2006	$ 95,239	$ 83,811

Goodwill	$ 26,268	$ 26,268

Other Assets	$ 6,738	$ 7,660

	$ 1,574,852	$ 1,195,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$ 7,576	$ 14,607
Accounts Payable, including retainage	915,106	641,604
Billings in Excess of Costs and Estimated Earnings	163,018	155,392
Accrued Expenses	98, 487	72,698
Total Current Liabilities	$ 1,184,187	$ 884,301

Long-term Debt, less current maturities included above	$ 14,944	$ 34,135

Other Long-term Liabilities	$ 41,295	$ 33,697

Contingencies and Commitments (Note 5)

Stockholders’ Equity:
Series A Junior Participating Preferred Stock	$ -	$ -
Stock Purchase Warrants	-	461
Common Stock	26,964	26,554
Additional Paid-in Capital	155,826	139,450
Retained Earnings	175,328	101,086
	$ 3 58,118	$ 267,551
Accumulated Other Comprehensive Loss	(23,692)	(23,692)
Total Stockholders' Equity	$ 334,426	$ 243,859

	$ 1,574,852	$ 1,195,992

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                (In Thousands, Except Per Share Data)

	THREE MONTHS		NINE MONTHS
	ENDED SEPT. 30,		ENDED SEPT. 30,

	2007	2006	2007	2006

Revenues (Note 9)	$ 1,242,666	$ 773,282	$ 3,381,642	$ 2,098,507

Cost of Operations	1,178,771	730,151	3,194,948	1,986,038

Gross Profit	$ 63,895	$ 43,131	$ 186,694	$ 112,469

General and Administrative Expenses (Note 6)	30,396	26,181	79,734	72,595

INCOME FROM CONSTRUCTION OPERATIONS (Note 9)	$ 33,499	$ 16,950	$ 106,960	$ 39,874

Other Income, Net	4,425	638	9,581	1,311
Interest Expense	(406)	(979)	(1,527)	(2,846)

Income before Income Taxes	$ 37,518	$ 16,609	$ 115,014	$ 38,339

Provision for Income Taxes	(13,507)	(7,026)	(40,772)	(16,105)

NET INCOME	$ 24,011	$ 9,583	$ 74,242	$ 22,234

Less:
Accrued Dividends on $21.25 Preferred Stock (Note 8)	-	-	-	(166)
Excess of fair value over carrying value upon redemption
of $21.25 Preferred Stock (Note 8)	-	-	-	(253)

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$ 24,011	$ 9,583	$ 74,242	$ 21,815

BASIC EARNINGS PER COMMON SHARE (Note 7)	$ 0.89	$ 0.36	$ 2.77	$ 0.83

DILUTED EARNINGS PER COMMON SHARE (Note 7)	$ 0.87	$ 0.36	$ 2.71	$ 0.82

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 7):
BASIC	26,936	26,443	26,763	26,240
Effect of Dilutive Stock Options, Warrants and Restricted
Stock Units Outstanding	622	338	591	462
DILUTED	27,558	26,781	27,354	26,702

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(In Thousands)

					Accumulated
	Stock		Additional		Other
	Purchase	Common	Paid-in	Retained	Comprehensive
	Warrants	Stock	Capital	Earnings	Loss	Total

Balance - December 31, 2006	$ 461	$ 26,554	$ 139,450	$ 101,086	$ (23,692)	$ 243,859

Net income	-	-	-	74,242	-	74,242

Common Stock options and stock purchase warrants exercised	(461)	244	1,026	-	-	809

Excess income tax benefit from stock-based compensation	-	-	5,274	-	-	5,274

Restricted Stock compensation expense	-	-	10,096	-	-	10,096

Issuance of Common Stock, net	-	166	(20)	-	-	146

Balance - September 30, 2007	$ -	$ 26,964	$ 155,826	$ 175,328	$ (23,692)	$ 334,426

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(In Thousands)

	NINE MONTHS
	ENDED SEPT. 30,
	2007	2006

Cash Flows from Operating Activities:
Net income	$ 74,242	$ 22,234
Adjustments to reconcile net income to net cash provided from (used by) operating activities:
Depreciation and amortization	8,340	7,405
Restricted stock compensation expense	10,096	13,162
Excess income tax benefit from stock-based compensation	(5,274)	-
Deferred income taxes	(4,632)	15,938
Gain on sale of equipment	(283)	(625)
(Gain) loss on land held for sale, net	(675)	218
Increase in other long-term liabilities	11,550	6,735
Other non-cash items, net	(25)	-
Cash provided from (used by) changes in components of working capital other
than cash, current maturities of long-term debt and land held for sale, net	88,726	(52,811)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 182,065	$ 12,256

Cash Flows from Investing Activities:
Acquisition of property and equipment	$ (20,572)	$ (19,219)
Proceeds from sale of property and equipment	2,372	2,410
Investment in land held for sale, net	1,242	(126)
Investment in available-for-sale securities, net	(7,884)	689
Investment in other activities	86	24

NET CASH USED BY INVESTING ACTIVITIES	$ (24,756)	$ (16,222)

Cash Flows from Financing Activities:
Proceeds from long-term debt	$ 5,595	$ 6,663
Reduction of long-term debt	(31,817)	(10,144)
Redemption of $21.25 Preferred Stock, including payment of accrued dividends	-	(8,843)
Proceeds from exercise of common stock options and stock purchase warrants	809	627
Excess income tax benefit from stock-based compensation	5,274	-
Issuance of common stock, net	146	(368)
Deferred debt costs	(980)	-

NET CASH USED BY FINANCING ACTIVITIES	$ (20,973)	$ (12,065)

Net Increase (Decrease) in Cash and Cash Equivalents	136,336	(16,031)
Cash and Cash Equivalents at Beginning of Year	225,504	139,848

Cash and Cash Equivalents at End of Period	$ 361,840	$ 123,817

Supplemental Disclosure of Cash Paid During the Period For:
Interest	$ 1,574	$ 2,995
Income taxes	$ 42,077	$ 824

Supplemental Disclosure of Non-cash Transactions:
Common stock issued for services	$ 5,966	$ 7,396

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The unaudited consolidated condensed financial statements presented herein include the accounts of Perini Corporation and its wholly owned subsidiaries (“Perini” or the “Company”). The Company’s interests in construction joint ventures are accounted for using the proportionate consolidation method. These unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2007 and December 31, 2006, results of operations for the three month and nine month periods ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. The results of operations for the nine months ended September 30, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007 because, among other reasons, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No.109. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted the provisions of FIN 48 on January 1, 2007. There was no impact on total liabilities or stockholders’ equity. As of September 30, 2007, the Company identified and reviewed potential uncertainties related to taxes upon the adoption of FIN 48 and determined that the exposure to those uncertainties did not have a material impact on the Company’s results of operations or financial condition.

(3)	Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

Cash and cash equivalents as reported in the accompanying Consolidated Condensed Balance Sheets consist of amounts held by the Company that are available for general corporate purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses. Joint venture cash and cash equivalents are not restricted to specific uses within those entities; however, the terms of the joint venture agreements limit the Company’s ability to distribute those funds and use them for corporate purposes. Cash held by construction joint ventures is distributed from time to time to the Company and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by the Company from its construction joint ventures are then available for general corporate purposes. At September 30, 2007 and December 31, 2006 cash and cash equivalents consisted of the following (in thousands):

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

(3)	Cash and Cash Equivalents (continued)

	Sept. 30,	Dec. 31,
	2007	2006

Corporate cash and cash equivalents (available
for general corporate purposes)	$ 329,786	$ 189,558

Company's share of joint venture cash and
cash equivalents (available only for joint venture
purposes, including future distributions)	32,054	35,946
	$ 361,840	$ 225,504

(4)	Short-term Investments

Short-term investments consist primarily of auction-rate securities. In accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and, based on the Company’s intentions regarding these investments, the Company classifies its investments in auction-rate securities as available-for-sale securities. The interest rates are reset every twenty-eight days through an auction bidding process. Due to the frequent nature of the reset feature, the Company’s investments in auction-rate securities are recorded at cost, which approximates fair value. As a result, the Company has no cumulative gross realized or unrealized holding gains or losses from these securities and all income is recorded as interest income.

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

The parties have presented their respective affirmative claims on certain work access issues to the court. The court will determine which of those claims, if any, are sufficient to proceed to trial.

The court has indicated that it would like the parties to resolve the entire case through mediation. To date, efforts by the parties to settle the case have not been successful.

The ultimate financial impact of the lawsuit is not yet determinable.  Therefore, no provision for loss, if any, has been recorded in the financial statements.

(b)  Perini/Kiewit/Cashman Joint Venture-Central Artery/Tunnel Project Matter

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

(b)  Perini/Kiewit/Cashman Joint Venture-Central Artery/Tunnel Project Matter  (continued)

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

In August 2002, the Massachusetts Attorney General's office, pursuant to its authority under the state’s False Claims Act, served a Civil Investigative Demand ("CID") on Perini and the other joint venture partners. The CID sought the production of certain construction claims documentation in connection with the Central Artery/Tunnel Contract No. C11A1.  In September 2004, the Attorney General's office presented a list of items that it believed constitute possible false claims. PKC made a responsive presentation to the Attorney General's office in January, 2005.  PKC vigorously denies that it submitted any false claims and has cooperated with the Attorney General's office.

(c) Investigation by U.S. Attorney for Eastern District of New York

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

(c) Investigation by U.S. Attorney for Eastern District of New York (continued)

“subject” in the United States Attorney's Manual. That definition is "a person whose conduct is within the scope of the grand jury's investigation.” At the same time, the U.S. Attorney's Office also wrote to the Company that "Perini has been cooperatively engaged in discussions with this office and that we are considering a civil settlement with regard to Perini.” The Company has been in active discussions with the U.S Attorney’s Office concerning a resolution this matter. As of September 30, 2007, the Company recorded a charge with respect to this matter. The results for the Civil segment are materially affected by this charge.

(6)	Stock-Based Compensation

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

The Compensation Committee of the Company’s Board of Directors has approved the grant of 1,345,000 restricted stock units to certain of its executive officers and employees under the 2004 Stock Option and Incentive Plan. As of September 30, 2007, 315,000 restricted stock units vested and accordingly 315,000 shares of common stock were issued. Of the remaining 1,030,000 restricted stock units outstanding at September 30, 2007, 665,000 generally vest in three equal installments on January 2 of 2008, 2009 and 2010, and 365,000 generally vest on January 2, 2010. Of the restricted stock units outstanding at September 30, 2007, 630,000 are subject only to the satisfaction of service requirements and the remaining 400,000 are subject to the satisfaction of both service requirements and achievement of certain pre-established pretax income performance criteria. Upon vesting, each restricted stock unit will be exchanged for one share of the Company’s common stock. The grant date fair value of the restricted stock units is $43.4 million based on the closing price of the Company’s common stock on the dates of grant. For the three month and nine month periods ended September 30, 2007, the Company recognized compensation expense of $2.7 million and $10.1 million, respectively, related to these restricted stock units and these amounts are included as a component of “General and Administrative Expenses” in the Consolidated Condensed Statements of Income. At September 30, 2007, there was $16.7 million of unrecognized compensation cost related to the non-vested restricted stock units outstanding which, absent significant forfeitures in the future, will be recognized over a weighted average period of 1.8 years.

A summary of stock-based compensation awards related to the restricted stock units outstanding under the Company’s 2004 Stock Option and Incentive Plan for the nine months ended September 30, 2007 is as follows:

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

(6)     Stock-Based Compensation (continued)

		Weighted Average	Shares
	Number	Grant Date	Available
	of Shares	Fair Value	to Grant

Outstanding at January 1, 2007	1,145,000	$31.43	1,452,626
Issued	(165,000)	$31.55	-
Granted	50,000	$53.22	(50,000)
Reacquired	-		5,000
Outstanding at September 30, 2007	1,030,000	$32.47	1,407,626

The aggregate intrinsic value of the restricted stock units outstanding at September 30, 2007 is approximately $57.6 million.

In May 2000, the Company’s stockholders approved the adoption of the Special Equity Incentive Plan which provided that up to 3,000,000 shares of the Company’s common stock would be available for the granting of nonqualified stock options to key executives, employees and directors of the Company. Options are granted at not less than the fair market value on the date of grant, as defined. Options generally expire 10 years from the date of grant. Options outstanding under the Special Equity Incentive Plan are generally exercisable in three equal annual installments, on the date of grant and on the first and second anniversary of the date of grant. As of September 30, 2007, all of the options outstanding were exercisable. A summary of stock option activity related to the Company’s Special Equity Incentive Plan is as follows:

		Exercise Price Per Share		Shares
	Number		Weighted	Available
	of Shares	Range	Average	to Grant

Outstanding at January 1, 2007	240,000	$3.13 -$4.50	$4.36	195,634
Exercised	(180,500)	$3.13 -$4.50	$4.48	-
Outstanding at September 30, 2007	59,500	$3.13 -$4.50	$3.99	195,634

Options outstanding at September 30, 2007 under the Special Equity Incentive Plan and related weighted average price and life information follows:

				Weighted
				Average	Aggregate
Remaining	Grant	Options	Options	Exercise	Intrinsic
Life (Years)	Date	Outstanding	Exercisable	Price	Value

3	3/29/2000	12,500	12,500	$4.50	$ 642,875
3	5/25/2000	22,000	22,000	$3.13	1,161,710
3	9/12/2000	25,000	25,000	$4.50	1,285,750
Totals		59,500	59,500	$3.99	$ 3,090,335

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

(7)	Earnings per Common Share

Basic earnings per common share was computed by dividing net income less the sum of (i) dividends accrued on the $21.25 Preferred Stock and (ii) the excess of the fair value of the consideration given over the carrying value upon redemption of the $21.25 Preferred Stock during the applicable period (see Note 8) by the weighted average number of common shares outstanding. Diluted earnings per common share was similarly computed after giving consideration to the dilutive effect of stock options, warrants and restricted stock units outstanding on the weighted average number of common shares outstanding.

There were no antidilutive stock options or stock purchase warrants at September 30, 2007 and 2006. The effect of the assumed conversion of the Company’s outstanding $21.25 Preferred Stock into Common Stock was antidilutive for all applicable periods presented. The $21.25 Preferred Stock was redeemed in full on May 17, 2006.

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

The following tables set forth certain business segment information relating to the Company’s operations for the nine month and three month periods ended September 30, 2007 and 2006 (in thousands):

Nine months ended September 30, 2007
Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Totals	Corporate		Total

Revenues	$ 3,084,676	$ 183,256	$ 113,710	$ 3,381,642	$ -		$ 3,381,642
Income (Loss) from Construction Operations	$ 92,883	$ (8,017)	$ 38,471	$ 123,337	$ (16,377)	*	$ 106,960
Assets	$ 1,010,347	$ 206,094	$ 13,911	$ 1,230,352	$ 344,500	**	$ 1,574,852

Nine months ended September 30, 2006
Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Totals	Corporate		Total

Revenues	$ 1,714,014	$ 206,347	$ 178,146	$ 2,098,507	$ -		$ 2,098,507
Income (Loss) from Construction Operations	$ 39,476	$ (516)	$ 20,599	$ 59,559	$ (19,685)	*	$ 39,874
Assets	$ 624,371	$ 267,548	$ 54,262	$ 946,181	$ 92,782	**	$ 1,038,963

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

(9)	Business Segments (continued)

Three months ended September 30, 2007
Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Totals	Corporate		Total

Revenues	$ 1,145,092	$ 63,025	$ 34,549	$ 1,242,666	$ -		$ 1,242,666
Income (Loss) from Construction Operations	$ 33,321	$ (6,775)	$ 12,753	$ 39,299	$ (5,800)	*	$ 33,499

Three months ended September 30, 2006
Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Totals	Corporate		Total

Revenues	$ 643,642	$ 64,012	$ 65,628	$ 773,282	$ -		$ 773,282
Income (Loss) from Construction Operations	$ 15,531	$ (6,665)	$ 13,955	$ 22,821	$ (5,871)	*	$ 16,950

*	In all periods, consists of corporate general and administrative expenses.
**	In all periods, corporate assets consist principally of cash and cash equivalents, net deferred tax asset, land held for sale and other investments available for general corporate purposes.

(10)	Employee Pension Plans

The Company has a defined benefit pension plan that covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The Company also has an unfunded supplemental retirement plan for certain employees whose benefits under the defined benefit plan are reduced because of compensation limitations under federal tax laws. Effective June 1, 2004, all benefit accruals under the Company’s pension plan were frozen; however, the current vested benefit will be preserved. In accordance with FASB Statement No. 132(R), “Employers’ Disclosures About Pensions and Other Post-Retirement Benefits”, the pension disclosure presented below includes aggregated amounts for both of the Company’s plans. The following table sets forth the net pension cost by component for the three month and nine month periods ended September 30, 2007 and 2006 (in thousands):

	Three Months		Nine Months
	Ended Sept. 30,		Ended Sept. 30,
	2007	2006	2007	2006

Interest cost on projected benefit obligation	$ 1,138	$ 1,075	$ 3,368	$ 3,225
Expected return on plan assets	(1,049)	(1,089)	(3,402)	(3,268)
Recognized actuarial loss	635	554	1,696	1,663

Net Pension Cost	$ 724	$ 540	$ 1,662	$ 1,620

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No.109. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. We adopted the provisions of FIN 48 on January 1, 2007. There was no impact on our total liabilities or stockholders’ equity. As of September 30, 2007, we identified and reviewed potential uncertainties related to taxes upon the adoption of FIN 48 and determined that the exposure to those uncertainties did not have a material impact on our results of operations or financial condition.

Recent Developments

Management Change

In September 2007, we announced the appointment of Kenneth R. Burk as Senior Vice President and Chief Financial Officer. Michael E. Ciskey, Vice President and Chief Financial Officer since November 2003, will become Senior Vice President, Civil where he will assist in the growth of our civil construction segment. Mr. Burk joins Perini with 24 years of experience in the engineering and construction industry.

Backlog of $7.8 billion

Our backlog of uncompleted construction work at September 30, 2007 was approximately $7.8 billion, as compared to the $8.5 billion backlog reported at December 31, 2006. The September 30, 2007 backlog includes new contract awards and adjustments to contracts in process added during the third quarter of 2007 totaling approximately $385 million, which includes approximately $68 million of additional work on security projects in Iraq under the U.S. Army Corps of Engineer’s CENTCOM program; a new $70 million high school in Orlando, Florida; and $196 million of various new awards at Rudolph and Sletten, primarily in the healthcare and office building markets.

	Backlog at	New Business	Revenue	Backlog at
	Dec. 31, 2006	Awarded	Recognized	Sept. 30, 2007
	(In millions)
Building	$ 7,832.4	$ 2,628.5	$ (3,084.7)	$ 7,376.2
Civil	429.7	32.7	(183.2)	279.2
Management Services	189.3	80.6	(113.7)	156.2
Total	$ 8,451.4	$ 2,741.8	$ (3,381.6)	$ 7,811.6

Results of Operations

Comparison of the Third Quarter of 2007 with the Third Quarter of 2006

Revenues increased by $469.4 million, gross profit increased by $20.8 million, income from construction operations increased by $16.5 million, and net income increased by $14.4 million (or 150%) in 2007. Our strong performance in the third quarter of 2007 was led by our building and management services segments. The increase in revenues and profit primarily reflects the conversion of our substantial building segment backlog into revenues and profit as expected. In addition, our management services segment also made a significant contribution to both our third quarter 2007 and 2006 operating results. Basic earnings per common share were $0.89 for the third quarter of 2007, compared to $0.36 for the third quarter of 2006. Diluted earnings per common share were $0.87 for the third quarter of 2007, compared to $0.36 for the third quarter of 2006.

	Revenues for the
	Three Months Ended Sept. 30,		Increase	%
	2007	2006	(Decrease)	Change
	(In millions)

Building	$ 1,145.1	$ 643.7	$ 501.4	77.9%
Civil	63.0	64.0	(1.0)	(1.6)%
Management Services	34.6	65.6	(31.0)	(47.3)%
Total	$ 1,242.7	$ 773.3	$ 469.4	60.7%

Overall revenues increased by $469.4 million (or 60.7%), from $773.3 million in 2006 to $1,242.7 million in 2007. This increase was due primarily to an increase in building construction revenues of $501.4 million (or 77.9%), from $643.7 million in 2006 to $1,145.1 million in 2007, primarily as a result of the conversion of our substantial building segment backlog into revenues as expected, led by an increased volume of work in the hospitality and gaming market as a result of the significant new contract awards we received in the latter half of 2005 and in 2006, which are now well into the construction phase. Civil construction revenues totaled $63.0 million in 2007, a $1.0 million decrease from revenues of $64.0 million in 2006. Management services revenues decreased by $31.0 million (or 47.3%), from $65.6 million in 2006 to $34.6 million in 2007, due primarily to a decreased volume of work in Iraq and to the completion of our nuclear power plant maintenance and modification contract with Exelon as of December 31, 2006.

	Income (Loss) from Construction
	Operations for the		Increase
	Three Months Ended Sept. 30,		(Decrease)%
	2007	2006	In Income	Change
	(In millions)

Building	$ 33.3	$ 15.5	$ 17.8	114.8%
Civil	(6.8)	(6.7)	(0.1)	(1.5)%
Management Services	12.8	14.0	(1.2)	(8.6)%
Subtotal	$ 39.3	$ 22.8	$ 16.5	72.4%

Less: Corporate	(5.8)	(5.8)	-	0%
Total	$ 33.5	$ 17.0	$ 16.5	97.1%

Income from construction operations (excluding corporate) increased by $16.5 million (or 72.4%), from $22.8 million in 2006 to $39.3 million in 2007. Building construction income from operations increased by $17.8 million (or 114.8%), from $15.5 million in 2006 to $33.3 million in 2007, due primarily to the significant increase in revenues discussed above. Building construction income from operations was reduced by a $3.5 million increase in building construction-related general and administrative expenses, due primarily to a $2.2 million increased provision for incentive compensation as a result of the significantly improved building construction operating results. Civil construction income from operations decreased by $0.1 million, from a loss of $6.7 million in 2006 to a loss of $6.8 million in 2007. The loss in 2006 was due primarily to downward profit adjustments recorded on several projects in the Mid-Atlantic region, including a roadway project in Maryland. The loss in 2007 was due primarily to recording a charge with respect to the matter discussed in Note 5(c) of Notes to Consolidated Condensed Financial Statements. Despite the 47.3% decrease in revenues discussed above, management services income from operations decreased by only $1.2 million (or 8.6%), from $14.0 million in 2006 to $12.8 million in 2007, due primarily to favorable performance on work in Iraq. Corporate general and administrative expenses were $5.8 million in both 2007 and 2006. A $0.9 million decrease in corporate stock-based compensation expense resulting from certain restricted stock units granted in 2006 was offset by an increase in certain outside consulting fees.

Other income increased by $3.8 million, from $0.6 million in 2006 to $4.4 million in 2007, due primarily to a $2.6 million increase in interest income as a result of the positive cash flow we generated from operating activities in the latter half of 2006 and the first nine months of 2007. In addition, we recognized a $1.1 million net gain in the third quarter of 2007 from the sale of a parcel of developed land held for sale. Based on our limited remaining inventory of developed land held for sale and the anticipated potential selling prices for those parcels, we believe that the net gain recorded in 2007 is of a non-recurring nature and is not indicative of future results.

Interest expense decreased by $0.6 million, from $1.0 million in 2006 to $0.4 million in 2007, due primarily to the February 22, 2007 repayment of our term loan in full in conjunction with the closing of our new credit agreement.

The provision for income taxes increased by $6.5 million, from $7.0 million in 2006 to $13.5 million in 2007, due primarily to the increase in pretax income in 2007. The effective tax rate for third quarter of 2007 was 36.0%, as compared to 42.3% for the third quarter of 2006. The decrease in the effective tax rate is due to a reduction in permanently disallowed as well as an increase in permanently allowed tax deductions in 2007.

Comparison of the Nine Months Ended September 30, 2007 with the Nine Months Ended September 30, 2006

Revenues increased by $1,283.1 million, gross profit increased by $74.2 million, income from construction operations increased by $67.1 million, and net income increased by $52.0 million (or 234.2%) in 2007. Our strong performance in the first nine months of 2007 was led by our building and management services segments. The increase in revenues and profit primarily reflects the conversion of our substantial building segment backlog into revenues and profit as expected. In addition, our management services segment also made a significant contribution to both our 2007 and 2006 year to date operating results. Stock-based compensation expense from restricted stock units granted in the second quarter of 2006 reduced pretax profit by $12.6 million in 2006, compared to a reduction of $10.1 million in 2007. Basic earnings per common share were $2.77 for the nine months ended September 30, 2007, compared to $0.83 for the nine months ended September 30, 2006. Diluted earnings per common share were $2.71 for the nine months ended September 30, 2007, compared to $0.82 for the nine months ended September 30, 2006.

	Revenues for the
	Nine Months Ended Sept. 30,		Increase	%
	2007	2006	(Decrease)	Change
	(In millions)

Building	$ 3,084.7	$ 1,714.0	$ 1,370.7	80.0%
Civil	183.2	206.4	(23.2)	(11.2)%
Management Services	113.7	178.1	(64.4)	(36.2)%
Total	$ 3,381.6	$ 2,098.5	$ 1,283.1	61.1%

Overall revenues increased by $1,283.1 million (or 61.1%), from $2,098.5 million in 2006 to $3,381.6 million in 2007. This increase was due primarily to an increase in building construction revenues of $1,370.7 million (or 80.0%), from $1,714.0 million in 2006 to $3,084.7 million in 2007, primarily as a result of the conversion of our substantial building segment backlog into revenues as expected, led by an increased volume of work in the hospitality and gaming market as a result of the significant new contract awards we received in the latter half of 2005 and in 2006, which are now well into the construction phase. Civil construction revenues decreased by $23.2 million (or 11.2%), from $206.4 million in 2006 to $183.2 million in 2007, due primarily to the timing of the start-up of new work. Management services revenues decreased by $64.4 million (or 36.2%), from $178.1 million in 2006 to $113.7 million in 2007, due primarily to the completion of our nuclear power plant maintenance and modification contract with Exelon as of December 31, 2006.

	Income (Loss) from Construction
	Operations for the		Increase
	Nine Months Ended Sept. 30,		(Decrease)%
	2007	2006	In Income	Change
	(In millions)

Building	$ 92.8	$ 39.5	$ 53.3	134.9%
Civil	(8.0)	(0.5)	(7.5)
Management Services	38.5	20.6	17.9	86.9%
Subtotal	$ 123.3	$ 59.6	$ 63.7	106.9%

Less: Corporate	(16.3)	(19.7)	3.4	17.3%
Total	$ 107.0	$ 39.9	$ 67.1	168.2%

Income from construction operations (excluding corporate) increased by $63.7 million (or 106.9%), from $59.6 million in 2006 to $123.3 million in 2007. Building construction income from operations increased by $53.3 million (or 134.9%), from $39.5 million in 2006 to $92.8 million in 2007, due primarily to the significant increase in revenues discussed above. Building construction income from operations was reduced by a $7.5 million increase in building construction-related general and administrative expenses related to the significant increased volume of new work, as well as a $2.2 million increased provision for incentive compensation and a $1.5 million increased charge related to stock-based compensation expense resulting from certain restricted stock units granted in the second quarter of 2006. Civil construction income from operations decreased by $7.5 million, from a loss of $0.5 million in 2006 to a loss of $8.0 million in 2007. The loss in 2006 was due primarily to downward profit adjustments recorded on several projects in the Mid-Atlantic and southeast regions, including a roadway project in Maryland. The loss in 2007 was due primarily to recording a charge with respect to the matter discussed in Note 5(c) of Notes to Consolidated Condensed Financial Statements. In addition, the loss in 2007 includes a downward profit adjustment recorded on a bridge rehabilitation project in metropolitan New York and a $1.9 million increase in civil construction-related general and administrative expenses, due primarily to a decrease in the number of active projects, as well as an increase in legal fees relating to open legal matters. Despite the decrease in revenues discussed above, management services income from operations increased by $17.9 million (or 86.9%), from $20.6 million in 2006 to $38.5 million in 2007, due primarily to favorable performance on work in Iraq. Overall income from construction operations was favorably impacted by a $3.4 million decrease in corporate general and administrative expenses, from $19.7 million in 2006 to $16.3 million in 2007, due primarily to a $4.1 million decrease in corporate stock-based compensation expense resulting from certain restricted stock units granted in 2006 and 2004.

Other income increased by $8.3 million, from $1.3 million in 2006 to $9.6 million in 2007, due primarily to a $6.8 million increase in interest income as a result of the positive cash flow we generated from operating activities in the latter half of 2006 and the first nine months of 2007. In addition, the net gain on sales of parcels of developed land held for sale increased by $0.9 million in 2007. Based on our limited remaining inventory of developed land held for sale and the anticipated potential selling prices for those parcels, we believe that the net gain recorded in 2007 is of a non-recurring nature and is not indicative of future results.

Interest expense decreased by $1.4 million, from $2.9 million in 2006 to $1.5 million in 2007, due primarily to the February 22, 2007 repayment of our term loan in full in conjunction with the closing of our new credit agreement.

The provision for income taxes increased by $24.7 million, from $16.1 million in 2006 to $40.8 million in 2007, due primarily to the increase in pretax income in 2007. The effective tax rate for the nine months ended September 30, 2007 was 35.4%, as compared to 42.0% for the nine months ended September 30, 2006. The decrease in the effective tax rate is due to a partial release of a tax contingency and a reduction in permanently disallowed as well as an increase in permanently allowed tax deductions in 2007.

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

We can choose from interest rate alternatives including a prime-based rate, as well as Eurodollar rate-based options. While the Amended Agreement also provides for an increase in the aggregate amount of letters of credit that may be issued under the agreement from $15 million to $50 million, any outstanding letters of credit reduce availability under the Revolving Facility on a dollar-for-dollar basis. The termination date of the Revolving Facility is February 22, 2012, as compared to June 30, 2008 under the Prior Agreement. At September 30, 2007, we had $113.5 million available to borrow under the Revolving Facility.

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

Cash and cash equivalents as reported in the accompanying consolidated condensed financial statements consist of amounts held by us as well as our proportionate share of amounts held by construction joint ventures. Cash held by us is available for general corporate purposes while cash held by construction joint ventures is available only for joint venture-related uses. Joint venture cash and cash equivalents are not restricted to specific uses within those entities; however, the terms of the joint venture agreements limit our ability to distribute those funds and use them for corporate purposes. Cash held by construction joint ventures is distributed from time to time to us and to the other joint venture participants in accordance with our respective percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by us from our construction joint ventures are then available for general corporate purposes. At September 30, 2007 and December 31, 2006, cash held by us and available for general corporate purposes was $329.8 million and $189.6 million, respectively, and our proportionate share of cash held by joint ventures and available only for joint venture-related uses was $32.0 million and $35.9 million, respectively.

A summary of cash flows for each of the nine month periods ended September 30, 2007 and 2006 is set forth below:

	Nine Months
	Ended Sept. 30,
	2007	2006
	(In millions)
Cash flows from:
Operating activities	$ 182.1	$ 12.2
Investing activities	(24.8)	(16.2)
Financing activities	(21.0)	(12.1)
Net increase (decrease) in cash	$ 136.3	$ (16.1)
Cash at beginning of year	225.5	139.9
Cash at end of period	$ 361.8	$ 123.8

During the first nine months of 2007, we generated $182.1 million in cash flow from operating activities which was partly used to fund $21.0 million in financing activities, primarily to pay in full the remaining $22.5 million balance outstanding on our term loan in conjunction with the closing of our new revolving credit facility in February 2007, and to pay down debt assumed in conjunction with the Cherry Hill acquisition; and partly to fund $24.8 million in investing activities, principally for the purchase of construction equipment and property to be used in support of our building construction operations, and to purchase $8.0 million of short-term investments. As a result, we increased our cash balance by $136.3 million during the first nine months of 2007.

Working capital increased from $194.0 million at the end of 2006 to $262.4 million at September 30, 2007. The current ratio of 1.22x at September 30, 2007 was the same as the current ratio at December 31, 2006.

Long-term Debt

Long-term debt, net of current maturities, at September 30, 2007 was $14.9 million, a decrease of $19.2 million ($26.2 million including current portion) from December 31, 2006, due to the February 22, 2007 repayment of our term loan in full in conjunction with the closing of our new credit agreement, and reductions in mortgage debt and equipment financing debt assumed in conjunction with the Cherry Hill acquisition. Accordingly, the long-term debt to equity ratio decreased from .14x at December 31, 2006 to .04x at September 30, 2007.

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

Pursuant to an agreement dated as of June 1, 2007, RPJV and STP settled their disputes. All proceedings between the parties have been discontinued. The settlement did not have a material impact on the Company’s results of operations.

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

2007, the Company was informed by the U.S. Attorney's Office that the Company meets the definition of “subject” in the United States Attorney's Manual. That definition is "a person whose conduct is within the scope of the grand jury's investigation.” At the same time, the U.S. Attorney's Office also wrote to the Company that "Perini has been cooperatively engaged in discussions with this office and that we are considering a civil settlement with regard to Perini.” The Company has been in active discussions with the U.S. Attorney’s Office concerning a resolution of this matter. As of September 30, 2007, the Company recorded a charge with respect to this matter. The results for the Civil segment are materially affected by this charge.

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

Item 3. Defaults Upon Senior Securities

(a) None

(b) None

Item 4. Submission of Matters to a Vote of Security Holders

(a) None

(b) Not applicable

(c) Not applicable

(d) Not applicable

Item 5. Other Information

(a) None

(b) None

Item 6. Exhibits

Exhibit 10.1	Restricted Stock Unit Award Agreement under the Perini Corporation 2004 Stock Option and Incentive Plan dated as of September 26, 2007 between the Company and Kenneth R.
Burk – filed herewith.

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley
Act of 2002 – filed herewith.

Part II. - Other Information (continued)

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002 – filed herewith.

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perini Corporation
Registrant

Date: November 9, 2007	/s/Kenneth R. Burk
Kenneth R. Burk, Senior Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer