Form 10-K
period 2007-12-31
PERINI CORP
filed 2008-02-28
CIK 77543

FORM 10-K

United States Securities and Exchange Commission	Commission File No. 1-6314
Washington, DC 20549

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934.

For the fiscal year ended December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __________ to ____________.

Perini Corporation

(Exact name of registrant as specified in its charter)

Massachusetts (State of Incorporation)	04-1717070 (IRS Employer Identification No.)

73 Mt. Wayte Avenue, Framingham, Massachusetts (Address of principal executive offices)	01701 (Zip Code)

(508) 628-2000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $1.00 par value	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was $1,536,676,616 as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of Common Stock, $1.00 par value per share, outstanding at February 15, 2008 was 27,147,000.

Documents Incorporated by Reference

Portions of the definitive proxy statement relating to the registrant’s annual meeting of stockholders to be held on May 22, 2008 are incorporated by reference into Part III of this report.

PERINI CORPORATION
INDEX TO ANNUAL REPORT
ON FORM 10-K

		PAGE

PART I

Item 1:	Business	2 – 12

Item 1A:	Risk Factors	12 – 19

Item 1B:	Unresolved Staff Comments	19

Item 2:	Properties	20

Item 3:	Legal Proceedings	20 – 23

Item 4:	Submission of Matters to a Vote of Security Holders	23

PART II

Item 5:	Market for the Registrant’s Common Equity and Related Stockholder Matters	25 – 26

Item 6:	Selected Financial Data	27 – 28

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29 – 41

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk	42

Item 8:	Financial Statements and Supplementary Data	42

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	42

Item 9A:	Controls and Procedures	43 – 44

Item 9B:	Other Information	44

PART III

Item 10:	Directors, Executive Officers and Corporate Governance	45

Item 11:	Executive Compensation	45

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	45

Item 13:	Certain Relationships and Related Transactions, and Director Independence	45

Item 14:	Principal Accountant Fees and Services	45

PART IV

Item 15:	Exhibits and Financial Statement Schedules	46

Signatures		47

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

General

Perini Corporation and its subsidiaries (or “Perini,” “we,” “us,” and “our,” unless the context indicates otherwise) is a leading construction services company, based on revenues, as ranked by Engineering News-Record, or ENR, offering diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world. We have provided construction services since 1894 and have established a strong reputation within our markets by executing large, complex projects on time and within budget while adhering to strict quality control measures. We offer general contracting, preconstruction planning and comprehensive project management services, including the planning and scheduling of the manpower, equipment, materials and subcontractors required for a project. We also offer self-performed construction services including site work, concrete forming and placement and steel erection. During 2007, we performed work on approximately 185 construction projects for over 100 federal, state and local government agencies or authorities and private customers. Our headquarters are in Framingham, Massachusetts, and we have twelve other principal offices throughout the United States. Our common stock is listed on the New York Stock Exchange under the symbol “PCR”.

Our business is conducted through three primary segments: building, civil, and management services. Our building segment, comprised of Perini Building Company, James A. Cummings, Inc., or Cummings, and Rudolph and Sletten, Inc., focuses on large, complex projects in the hospitality and gaming, sports and entertainment, educational, transportation, corrections, healthcare, biotech, pharmaceutical and high-tech markets. Our civil segment is comprised of Perini Civil Construction and Cherry Hill Construction, Inc., or Cherry Hill, and focuses on public works construction primarily in the northeastern and mid-Atlantic United States, including the repair, replacement and reconstruction of the public infrastructure such as highways, bridges, mass transit systems and wastewater treatment facilities. Our management services segment provides diversified construction, design-build and maintenance services to the U.S. military and government agencies as well as surety companies and multi-national corporations in the United States and overseas.

Business Segment Overview

Building Segment

Our building segment has significant experience providing services to a number of specialized building markets, including the hospitality and gaming, sports and entertainment, education, transportation, corrections, healthcare, biotech, pharmaceutical and high-tech markets. We believe our success within the building segment results from our proven ability to manage and perform large, complex projects with aggressive fast-track schedules, elaborate designs and advanced mechanical, electrical and life safety systems while providing accurate budgeting and strict quality control. Although price is a key competitive factor, we believe our strong reputation, long-standing customer relationships and significant level of repeat and referral business have enabled us to achieve our leading position.

We believe the hospitality and gaming market provides significant opportunities for growth. We are a recognized leader in this market, specializing in the construction of high-end destination resorts and casinos and Native American developments. We work with hotel operators, Native American tribal councils, developers and architectural firms to provide diversified construction services to meet the challenges of new construction and renovation of hotel and resort properties. We believe that our reputation for completing projects on time is a significant competitive advantage in this market, as any delay in project completion may result in significant loss of revenues for the customer. In its 2007 rankings based on revenue, ENR ranked us as the nation’s 7th largest contractor in the overall general building market, the largest builder in the hotel, motel and convention center market, the 7th largest builder in the healthcare market, and the17th largest builder in the multi-unit residential market.

As a result of our reputation and track record, we have been awarded and are currently working on contracts for several marquee projects in the hospitality and gaming market, including Project CityCenter in Las Vegas for MGM MIRAGE, the Trump International Hotel and Tower in Las Vegas, The Cosmopolitan Resort and Casino in Las Vegas, the MGM Grand at Foxwoods resort expansion in Connecticut, the Phoenix Sheraton Hotel in Arizona and the Gaylord National Resort and Convention Center in the Washington, DC area. We also have completed work on several other marquee projects in the hospitality and gaming market, including Paris Las Vegas, Mohegan Sun in Connecticut, the Morongo Casino Resort and Spa and the Pechanga Resort and Casino, both in California, the Seminole Hard Rock Hotels and Casinos in Florida, and the Red Rock Casino Resort Spa and the Augustus Tower at Caesars Palace, both in Las Vegas. In other end markets, we have constructed large, complex projects such as the Airport Parking Garage and Rental Car Facility in Ft. Lauderdale, FL; the Palm Beach International Airport Parking Garage in West Palm Beach, FL; the Florida International University Health and Life Sciences Building in Miami, FL; the Glendale Arena in Glendale, AZ; the Stanford University Cancer Center in Stanford, CA; the Johnson & Johnson Pharmaceutical R&D Expansion in La Jolla, CA; and the Kaiser Hospital and Medical Office Building in Santa Clara, CA.

In January 2003, the acquisition of Cummings expanded our presence in the southeastern region of the United States. Cummings specializes in the construction of schools, municipal buildings and commercial developments. In October 2005, we acquired Rudolph and Sletten, an established building contractor and construction management company based in Redwood City, California, to expand our presence on the west coast of the United States. Rudolph and Sletten specializes in the construction of corporate campuses and healthcare, gaming, biotech, pharmaceutical and high-tech projects.

Civil Segment

Our civil segment specializes in public works construction and the repair, replacement and reconstruction of infrastructure, primarily in the northeastern and mid-Atlantic United States. Our civil contracting services include construction and rehabilitation of highways, bridges, mass transit systems and wastewater treatment facilities. Our customers primarily award contracts through one of two methods: the traditional public "competitive bid" method, in which price is the major determining factor, or through a request for proposals where contracts are awarded based on a combination of technical capability and price. Traditionally, our customers require each contractor to pre-qualify for construction business by meeting criteria that include technical capabilities and financial strength. We believe that our financial strength and outstanding record of performance on challenging civil works projects enables us to pre-qualify for projects in situations where smaller, less diversified contractors are unable to meet the qualification requirements. We believe this is a competitive advantage that makes us an attractive partner on the largest infrastructure projects and prestigious DBOM (design-build-operate-maintain) contracts, which combine the nation's top contractors with engineering firms, equipment manufacturers and project development consultants in a competitive bid selection process to execute highly sophisticated public works projects.

We have been active in civil construction since 1894 and believe we have developed a particular expertise in large, complex civil construction projects. ENR's 2007 rankings based on revenue place us as the 16th largest builder in the United States in the bridge construction market. We have completed or are currently working on some of the most significant civil construction projects in the northeastern United States. We have completed work on multiple portions of the Boston Central Artery/Tunnel project; New Jersey Light Rail Transit; rehabilitations of the Triborough, Williamsburg and Whitestone bridges in New York City; Jamaica Station transportation center in New York; and sections of both the Brooklyn-Queens Expressway and the Long Island Expressway. We are currently working on rehabilitations of the Tappan Zee Bridge in Westchester County, New York and the Passaic River Bridge in New Jersey. We are starting work on the Harold Structures mass transit project in Queens, New York and the construction of express toll lanes along I-95 in Maryland.

In January 2005, we acquired Cherry Hill to expand our presence in the mid-Atlantic and southeastern regions of the United States. Cherry Hill specializes in excavation, foundations, paving and construction of civil infrastructure.

Management Services Segment

Our management services segment provides diversified construction, design-build and maintenance services to the U.S. military and government agencies as well as surety companies and multi-national corporations in the United States and overseas. We believe customers choose our services based on our ability to plan and execute rapid response assignments and multi-year contracts through our diversified construction and design-build abilities. In addition, we believe we have demonstrated consistently superior performance on competitively bid or negotiated multi-year, multi-trade, task order and ID/IQ (Indefinite Delivery/Indefinite Quantity) construction programs. We have been chosen by the federal government for significant projects related to defense and reconstruction projects in Iraq and Afghanistan. For example, we are currently working on several overhead coverage protection projects throughout Iraq. In addition, we completed work on the design and construction of four military bases in Afghanistan for the Afghan National Army.

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

Markets and Customers

Information on lines of business and foreign business is included under the following captions of this Annual Report on Form 10-K for the year ended December 31, 2007.

Annual Report
on Form 10-K
Caption	Page Number
Selected Consolidated Financial Information	27 – 28
Management’s Discussion and Analysis of Financial Condition and Results of Operations	29 – 41
Note 11 of Notes to Consolidated Financial Statements entitled "Business Segments"	77 – 79

While the "Selected Consolidated Financial Information" presents certain business segment information for purposes of consistency of presentation for the five years ended December 31, 2007, additional business segment information required by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information”, for the three years ended December 31, 2007 is included in Note 11 of Notes to Consolidated Financial Statements.

Our construction services are targeted toward end markets that are diversified across project types, client characteristics and geographic locations. Revenues by business segment for each of the three years in the period ended December 31, 2007 are set forth below:

	Revenues by Segment
	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Building	$4,248,814	$ 2,515,051	$ 1,181,103
Civil	234,778	281,137	275,584
Management Services	144,766	246,651	276,790
Total	$4,628,358	$ 3,042,839	$ 1,733,477

Revenues by end market for the building segment for each of the three years in the period ended December 31, 2007 are set forth below:

	Building Segment Revenues by End Market
	2007	2006	2005
	(in thousands)
Hospitality and Gaming	$ 2,830,506	$ 1,383,092	$ 771,980
Sports and Entertainment	5,671	13,916	5,035
Education Facilities	291,491	163,145	107,444
Transportation Facilities	33,109	14,747	9,171
Healthcare Facilities	574,175	500,387	118,335
Condominiums	57,667	141,182	58,381
Office Buildings	250,949	34,790	1,729
Industrial Buildings	138,670	195,120	41,233
Other	66,576	68,672	67,795
Total	$ 4,248,814	$ 2,515,051	$ 1,181,103

Revenues by end market for the civil segment for each of the three years in the period ended December 31, 2007 are set forth below:

	Civil Segment Revenues by End Market
	2007	2006	2005
	(in thousands)
Highways	$ 116,129	$ 97,555	$ 69,464
Bridges	67,687	78,603	53,102
Mass Transit	6,171	29,363	57,247
Sitework	14,808	40,794	53,321
Wastewater Treatment and Other	29,983	34,822	42,450
Total	$ 234,778	$ 281,137	$ 275,584

Revenues by end market for the management services segment for each of the three years in the period ended December 31, 2007 are set forth below:

	Management Services Segment
	Revenues by End Market
	2007	2006	2005
	(in thousands)
U.S. Government Services	$ 131,369	$ 155,468	$ 188,147
Power Facilities Maintenance	1,411	73,308	69,320
Surety and Other	11,986	17,875	19,323
Total	$ 144,766	$ 246,651	$ 276,790

We provide our services to a broad range of private and public customers. The allocation of our revenues by client source for each of the three years in the period ended December 31, 2007 are set forth below:

	Revenues by Client Source
	Year Ended December 31,
	2007	2006	2005

Private Owners	86%	82%	69%
State and Local Governments	11	13	19
Federal Governmental Agencies	3	5	12
	100%	100%	100%

Private Owners. We derived approximately 86% of our revenues from private customers during 2007. Our private customers include major hospitality and gaming resort owners, Native American sovereign nations, public corporations, private developers, healthcare companies and private universities. We provide services to our private customers primarily through negotiated contract arrangements, as opposed to competitive bids.

State and Local Governments. We derived approximately 11% of our revenues from state and local government customers during 2007. Our state and local government customers include state transportation departments, metropolitan authorities, cities, municipal agencies, school districts and public universities. We provide services to our state and local customers primarily pursuant to contracts awarded through competitive bidding processes. Our civil contracting services are concentrated in the northeastern and mid-Atlantic United States. Our building construction services for state and local government customers, which have included schools and dormitories, healthcare facilities, parking structures and municipal buildings, are in locations throughout the country.

Federal Governmental Agencies. We derived approximately 3% of our revenues from federal governmental agencies during 2007. These agencies have included the U.S. State Department, the U.S. Navy, the U.S. Army Corps of Engineers and the U.S. Air Force. We provide services to federal agencies primarily pursuant to contracts for specific or multi-year assignments that involve new construction or infrastructure improvements. A substantial portion of our revenues from federal agencies is derived from projects in overseas locations. We expect this to continue for the foreseeable future as a result of our expanding base of experience and relationships with federal agencies, together with an anticipated favorable expenditure trend for defense, security and reconstruction work.

Backlog

We include a construction project in our backlog at such time as a contract is awarded or a letter of commitment is obtained and adequate construction funding is in place. As a result, we believe the backlog figures are firm, subject only to the cancellation provisions contained in the various contracts. Historically, these provisions have not had a material adverse effect on us.

As of December 31, 2007, we had a construction backlog of $7.568 billion, compared to $8.451 billion at December 31, 2006 and $7.898 billion at December 31, 2005. Backlog is summarized below by business segment as of December 31, 2007 and 2006:

	Backlog by Business Segment
	December 31,		December 31,
	2007		2006
	(dollars in thousands)
Building	$ 6,981,704	92%	$ 7,832,357	93%
Civil	457,838	6	429,685	5
Management Services	128,123	2	189,339	2
Total	$ 7,567,665	100%	$ 8,451,381	100%

We estimate that approximately $2.8 billion, or 37%, of our backlog at December 31, 2007 will not be completed in 2008.

Backlog by end market for the building segment as of December 31, 2007 and 2006 is set forth below:

	Building Segment Backlog by End Market
	December 31,		December 31,
	2007		2006
	(dollars in thousands)
Hospitality and Gaming	$ 5,388,650	77%	$ 6,388,475	82%
Sports and Entertainment	72,757	1	528	-
Education Facilities	186,257	3	373,992	5
Transportation Facilities	3,848	-	27,606	-
Healthcare Facilities	872,343	12	881,223	11
Condominiums	2,704	-	49,273	1
Office Buildings	324,950	5	16,694	-
Industrial Buildings	115,070	2	90,421	1
Other	15,125	-	4,145	-
Total	$ 6,981,704	100%	$ 7,832,357	100%

Backlog by end market for the civil segment as of December 31, 2007 and 2006 is set forth below:

	Civil Segment Backlog by End Market
	December 31,		December 31,
	2007		2006
	(dollars in thousands)
Highways	$ 158,830	35%	$ 180,229	42%
Bridges	115,050	25	176,469	42
Mass Transit	141,583	31	6,023	1
Sitework	576	-	6,167	1
Wastewater Treatment and Other	41,799	9	60,797	14
Total	$ 457,838	100%	$ 429,685	100%

Backlog by end market for the management services segment as of December 31, 2007 and 2006 is set forth below:

	Management Services Segment Backlog by End Market
	December 31,		December 31,
	2007		2006
	(dollars in thousands)
U.S. Government Services	$ 119,168	93%	$ 177,853	94%
Surety and Other	8,955	7	11,486	6
Total	$ 128,123	100%	$ 189,339	100%

Competition

The construction industry is highly competitive and the markets in which we compete include numerous competitors, some of which have greater financial and other resources than we do. In certain end markets of the building segment, such as hospitality and gaming, we are one of the largest providers of construction services in the United States, but within other end markets of the building segment, and within the civil and management services segments, there are competitors with significantly greater capabilities and resources. In our building segment, we compete with a variety of national and regional contractors. In the west, our primary competitors are Marnell-Carrao, Turner, Taylor International Corp., Huntcor and McCarthy. In the northeast, our primary competitors are Suffolk, Gilbane and Turner and in the southeast our primary competitors include Balfour Beatty Construction, James B. Pirtle and Skanska. In our management services segment, we compete principally with national engineering and construction firms such as Fluor, Washington Division of URS, Kellogg Brown & Root, and CH2M Hill. In our civil segment, we compete principally with large civil construction firms that operate in the northeast and mid-Atlantic regions, including Slattery/Skanska, Granite Construction/Halmar, Tully, Schiavone and American Infrastructure. We believe price, experience, reputation, responsiveness, customer relationships, project completion track record and quality of work are key factors in customers awarding contracts across our end markets.

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

▪

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

▪

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

▪

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

▪

Construction management (CM) contracts are those under which a contractor agrees to manage a project for the owner for an agreed-upon fee, which may be fixed or may vary based upon negotiated factors. CM contracts serve to minimize the contractor’s financial risk, but may also limit profit relative to the overall scope of a project.

▪

Design-build (DB) contracts are those under which a contractor provides both design and construction services for a customer. These contracts may be either fixed price contracts or cost plus fee contracts.

Historically, a high percentage of our contracts have been of the GMP and fixed price type. A summary of revenues and backlog by type of contract for each of the three years in the period ended December 31, 2007 follows:

	Revenues for the
	Year Ended December 31,
	2007	2006	2005

Cost Plus, GMP or CM	90%	85%	75%
Fixed Price	10	15	25
	100%	100%	100%

	Backlog as of
	December 31,
	2007	2006	2005

Cost Plus, GMP or CM	92%	92%	92%
Fixed Price	8	8	8
	100%	100%	100%

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

Often a contract requires us to perform extra or change order work as directed by the customer even if the customer has not agreed in advance on the scope or price of the work to be performed. This process may result in disputes over whether the work performed is beyond the scope of the work included in the original project plans and specifications or, if the customer agrees that the work performed qualifies as extra work, the price the customer is willing to pay for the extra work. Even when the customer agrees to pay for the extra work, we may be required to fund the cost of such work for a lengthy period of time until the change order is approved and funded by the customer. Also, unapproved change orders, contract disputes or claims result in costs being incurred by us that cannot be billed currently and, therefore, are reflected as "Costs and estimated earnings in excess of billings" in our balance sheet. See Note 1(d) of Notes to Consolidated Financial Statements. In addition, any delay caused by the extra work may adversely impact the timely scheduling of other project work and our ability to meet specified contract milestone dates.

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

We own real estate in eight states and, as an owner, are subject to laws governing environmental responsibility and liability based on ownership. We are not aware of any significant environmental liability associated with our ownership of real estate.

Insurance and Bonding

All of our properties and equipment, both directly owned or owned through joint ventures with others, are covered by insurance and we believe that such insurance is adequate. In addition, we maintain general liability, excess liability and workers’ compensation insurance in amounts that we believe are consistent with our risk of loss and industry practice. Due to tight conditions in the insurance market, since the beginning of 2002 we have been purchasing workers’ compensation and general liability policies at substantially higher premiums with various self-insured deductible limits and with appropriate aggregate caps on losses retained.

As a normal part of the construction business, we are often required to provide various types of surety bonds as an additional level of security of our performance. We have surety arrangements with several sureties, one of which we have dealt with for over 80 years. We also require many of our higher risk subcontractors to provide surety bonds as security for their performance. Since 2005, we also have purchased, from one of our larger sureties, a bonding insurance product on certain jobs to insure against the risk of subcontractor default as opposed to having subcontractors provide traditional payment and performance bonds.

Employees

The total number of personnel employed by us is subject to seasonal fluctuations, the volume of construction in progress and the relative amount of work performed by subcontractors. During 2007, our average number of employees was approximately 4,150 with a maximum of approximately 4,450 and a minimum of approximately 3,820.

We operate primarily as a union contractor. As such, we are signatory to numerous local and regional collective bargaining agreements, both directly and through trade associations, throughout the country. These agreements cover all necessary union crafts and are subject to various renewal dates. Estimated amounts for wage escalation related to the expiration of union contracts are included in our bids on various projects and, as a result, the expiration of any union contract in the next fiscal year is not expected to have any material impact on us. As of December 31, 2007, approximately 2,250 of our total of 4,100 employees were union employees. During the past several years, we have not experienced any work stoppages caused by our union employees.

Available Information

Our website address is www.perini.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. We make available, free of charge on our Internet website, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after we have electronically filed such materials with, or furnished it to, the United States Securities and Exchange Commission. You may read and copy any document we file at the SEC Headquarters, Office of Investor Education and Assistance, 100 F Street, NE, Washington, D.C. 20549. Also available on our website are our Code of Business Conduct and Ethics, Corporate Governance Guidelines, the charters of the Committees of our Board of Directors and reports under Section 16 of the Exchange Act of transactions in our stock by our directors and executive officers.

ITEM 1A. RISK FACTORS

We are subject to a number of risks, including those summarized below. Such risks could have a material adverse effect on our financial condition, results of operations and cash flows. See our disclosure under “Forward-looking Statements” on page 2.

Risks Relating to Our Business:

We may not fully realize the revenue value reported in our backlog.

As of December 31, 2007, our backlog of uncompleted construction work was approximately $7.6 billion. We include a construction project in our backlog at such time as a contract is awarded or a letter of commitment is obtained and adequate construction funding is in place. The revenue projected in our backlog may not be realized or, if realized, may not result in profits. For example, if a project reflected in our backlog is terminated, suspended or reduced in scope, it would result in a reduction to our backlog which would reduce, potentially to a material extent, the revenues and profits we actually received from contracts in backlog. If a customer cancels a project, we may be reimbursed for certain costs and profit thereon typically have no contractual right to the total revenues reflected in our backlog. Significant cancellations or delays of projects in our backlog could have a material adverse effect on our revenues, cash flows and profits.

We will require substantial personnel and specialty subcontractor resources to execute and perform on our contracts in backlog.

Our ability to execute and perform on our contracts in backlog depends in large part upon our ability to hire and retain highly skilled personnel, including engineering, project management and senior management professionals. In addition, our construction projects require a significant amount of trade labor resources, such as carpenters, masons and other skilled workers, as well as certain specialty subcontractor skills. The growth in the construction industry over the past few years, particularly in areas with significant building activity such as Las Vegas, Nevada, has led to a corresponding increase in the demand for personnel and specialty subcontractor resources and, in some cases, could result in shortages for certain types of personnel and subcontractors. Competition for these resources is intense. In the event we are unable to attract, hire and retain the requisite personnel and subcontractors necessary to execute and perform on our contract backlog, we may experience delays in completing projects in accordance with project schedules, which may have an adverse effect on our financial results and harm our reputation. Further, the increased demand for personnel and specialty subcontractors may result in higher costs which could cause us to exceed the budget on a project, which in turn may have an adverse effect on our results of operations and harm our relationships with our customers. In addition, if we lack the personnel and specialty subcontractors necessary to perform on our current contract backlog, we may find it necessary to curtail our pursuit of new projects.

We are subject to significant legal proceedings, which, if determined adversely to us, could harm our reputation, preclude us from bidding on future projects and/or have a material adverse effect on us.

We are involved in various lawsuits, including the legal proceedings described under Item 3 -- “Legal

Proceedings.” Litigation is inherently uncertain and it is not possible to predict what the final outcome will be of any legal proceeding. A final judgment against us would require us to record the related liability and fund the payment of the judgment and, if such adverse judgment is significant, it could have a material adverse effect on us. Legal proceedings resulting in judgments or findings against us may harm our reputation and prospects for future contract awards.

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

Also, unapproved change orders, contract disputes or claims cause us to incur costs that cannot be billed currently and therefore may be reflected as "costs and estimated earnings in excess of billings" in our balance sheet. See Note 1(d) of Notes to Consolidated Financial Statements. To the extent our actual recoveries with respect to unapproved change orders, contract disputes or claims are lower than our estimates, the amount of any shortfall will reduce our revenues and the amount of costs and estimated earnings in excess of billings recorded on our balance sheet, and could have a material adverse effect on our working capital, results of operations and cash flows. In addition, any delay caused by the extra work may adversely impact the timely scheduling of other project work and our ability to meet specified contract milestone dates.

Economic, political and other risks associated with our international operations involve risks not faced by our domestic competitors, which could adversely affect our revenues and earnings.

We derived approximately 3% of our revenues and approximately 35% of our income from construction operations for the year ended December 31, 2007 from our work on projects located outside of the United States, including projects in Iraq and Afghanistan. We expect non-U.S. projects to continue to contribute to our revenues and earnings for the foreseeable future. Our international operations expose us to risks inherent in doing business in hostile regions outside the United States, including:

▪	political risks, including risks of loss due to civil disturbances, guerilla activities and insurrection;

▪	acts of terrorism and acts of war;

▪	unstable economic, financial and market conditions;

▪	potential incompatibility with foreign subcontractors and vendors;

▪	foreign currency controls and fluctuations;

▪	trade restrictions;

▪	variations in taxes; and

▪	changes in labor conditions, labor strikes and difficulties in staffing and managing international operations.

Any of these factors could harm our international operations and, consequently, our business and consolidated operating results. Specifically, failure to successfully manage risks associated with our international operations could result in higher operating costs than anticipated or could delay or limit our ability to generate revenues and income from construction operations in key international markets.

A decrease in U.S. government funding or change in government plans, particularly with respect to construction projects in Iraq and Afghanistan, as well as the risks associated with undertaking projects in these countries, could adversely affect the continuation of existing projects or the number of projects available to us in the future.

We have performed design-build security upgrades at United States embassies and consulates throughout the world, and we are currently engaged in building activities in Iraq. The United States federal government has approved various spending bills for the reconstruction and defense of Iraq and Afghanistan and has allocated significant funds to the defense of United States interests around the world from the threat of terrorism. A decrease in government funding of these projects or a decision by the United States federal government to reduce or eliminate the use of outside contractors to perform this work would decrease the number of projects available to us and limit our ability to obtain new contracts in this area.

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

The hospitality and gaming industry is regulated extensively by federal and state regulatory bodies, including state gaming commissions, the National Indian Gaming Commission and federal and state taxing and law enforcement agencies. From time to time, legislation is proposed in the legislatures of some of these jurisdictions that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the hospitality and gaming industry. Legislation of this type may be enacted in the future. The United States federal government has also previously considered a federal tax on casino revenues and may consider such a tax in the future. In addition, companies that operate in the hospitality and gaming industry are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. New legislation or hospitality and gaming regulations could deter future hospitality and gaming construction projects in jurisdictions in which we derive significant revenues. As a result, the enactment of any such new legislation or regulations could adversely affect our future earnings.

A decrease in government funding of public projects could reduce revenues in some of our major markets.

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

Significant markets within our building construction segment include public healthcare facilities, primarily in California, and public education facilities, primarily in Florida and California, both of which are dependent upon funding by various federal, state and local governmental agencies. A decrease in government funding of public healthcare and education facilities, particularly in California and Florida, could decrease the number and/or size of construction projects available and limit our ability to obtain new contracts in these markets, which could reduce revenues within our building construction segment.

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

•	Fixed price contracts require us to perform the contract for a fixed price irrespective of our actual costs. As a result, we realize a profit on these contracts only if we successfully control our costs and avoid cost overruns.

•

Cost plus fee contracts provide for reimbursement of the costs required to complete a project, but generally have a lower base fee and an incentive fee based on cost and/or schedule performance. If our costs exceed the revenues available under such a contract or are not allowable under the provisions of the contract, we may not receive reimbursement for these costs.

•

Guaranteed maximum price contracts provide for a cost plus fee arrangement up to a maximum agreed-upon price. These contracts also place the risk on us for cost overruns that exceed the guaranteed maximum price.

•

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

U.S. government agencies, including the Defense Contract Audit Agency, or DCAA, routinely audit and investigate U.S. government contracts and U.S. government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review our compliance with regulations and policies and the adequacy of our internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded. Moreover, if any of the administrative processes or systems is found not to comply with requirements, we may be subjected to increased government oversight and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts. Therefore, an unfavorable outcome to an audit by the DCAA or another agency could cause our results to differ materially from those anticipated. If an investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the U.S. government. In addition, we would suffer serious reputational harm if allegations of impropriety were made against us. Each of these results could cause actual results to differ materially from those anticipated.

Our participation in construction joint ventures exposes us to liability and/or reputational harm for failures of our partners.

As part of our business, we enter into joint venture arrangements typically to jointly bid on and execute particular projects, thereby reducing our financial or operational risk with respect to such projects. Success on these joint projects depends in large part on whether our joint venture partners satisfy their contractual obligations. We and our joint venture partners are generally jointly and severally liable for all liabilities and obligations of our joint ventures. If a joint venture partner fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our partner’s shortfall. Further, if we are unable to adequately address our partner’s performance issues, the customer may terminate the project, which could result in legal liability to us, harm our reputation, and reduce our profit on a project.

Our pension plan is underfunded and we may be required to make significant future contributions to the plan.

Our defined benefit pension plan is a non-contributory pension plan covering substantially all of our employees. Benefits under our pension plan were frozen as of June 1, 2004. As of December 31, 2007, our pension plan was underfunded by approximately $5.4 million. We are required to make cash contributions to our pension plan to the extent necessary to comply with minimum funding requirements imposed by employee benefit and tax laws. The amount of any such required contributions is determined based on an annual actuarial valuation of the plan as performed by the plan's actuaries. During 2007, we voluntarily contributed $3.2 million in cash to our defined benefit pension plan. The amount of our future contributions will depend upon asset returns, then-current discount rates and a number of other factors, and, as a result, the amount we may elect or be required to contribute to our pension plan in the future may vary significantly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies--Defined Benefit Retirement Plan."

The construction services industry is highly schedule driven, and our failure to meet schedule requirements of our contracts could adversely affect our reputation and/or expose us to financial liability.

Many of our contracts are subject to specific completion schedule requirements and subject us to liquidated damages in the event the construction schedules are not achieved. Our failure to meet schedule requirements could subject us not only to liquidated damages, but could further subject us to liability for our customer’s actual cost arising out of our delay and cause us to suffer damage to our reputation within our industry and customer base.

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

Consumer spending in the hospitality and gaming industry is discretionary and may decline during economic downturns when consumers have less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in hospitality and gaming operations, as consumers may spend less in anticipation of a potential economic downturn. Decreased spending in the hospitality and gaming market could deter new projects within the industry and the expansion or renovation of existing hospitality and gaming facilities, which could negatively impact our revenues and earnings.

In addition, economic downturns could result in tighter credit markets, which could adversely affect our non-public customers’ ability to secure the financing necessary to proceed or continue with large-scale development projects, especially in the hospitality and gaming industry where discretionary consumer spending is particularly sensitive to the economic environment. Our customers’ or potential customers’ inability to secure financing for large-scale development projects, especially in the hospitality and gaming industry, could result in the delay, cancellation or down-sizing of new projects or the suspension of projects already under contract, which could negatively impact our revenues and earnings.

An inability to obtain bonding could limit the number of projects we are able to pursue.

As is customary in the construction business, we often are required to provide surety bonds to secure our performance under construction contracts. Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise and certain external factors, including the overall capacity of the surety market. Surety companies consider such factors in relation to the amount of our backlog and their underwriting standards, which may change from time to time. Since 2001, the surety industry has undergone significant changes with several companies withdrawing completely from the industry or significantly reducing their bonding commitment. In addition, certain reinsurers of surety risk have limited their participation in this market. Therefore, we could be unable to obtain surety bonds, when required, which could adversely affect our future results of operations and revenues.

Conflicts of interest may arise involving our Chairman and Chief Executive Officer and certain of our directors.

Two of our directors serve as principals of entities with which we have engaged and may engage as joint venture partners, or as competitors. Ronald N. Tutor, our Chief Executive Officer and Chairman of our board of directors, is the primary beneficial owner and active Chief Executive Officer of Tutor-Saliba Corporation. Tutor-Saliba is a California corporation engaged in building and civil construction work, primarily in California, Nevada and Guam. We have engaged in joint ventures with Tutor-Saliba for well over a decade and expect to continue to do so.  In addition, Tutor-Saliba recently acquired a plumbing contractor that works as a subcontractor for us on certain projects.  We have also engaged in joint ventures, primarily in civil construction, with O&G Industries, Inc., a Connecticut corporation, whose Vice Chairman is Raymond R. Oneglia, one of our directors. The terms of our joint ventures with any affiliate have been and will be subject to review and approval by our Audit Committee. As in any joint venture, we could have disagreements with our joint venture partner over the operation of a joint venture or a joint venture could be involved in disputes with third parties, where we may or may not have an identity of interest with our joint venture partner.  These relationships also may create conflicts of interest with respect to new business and other corporate opportunities.

We could face risks associated with environmental laws.

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

Our business substantially depends on the continued service of key members of our management, particularly Ronald N. Tutor, Robert Band, Craig W. Shaw, Mark A. Caspers, Richard J. Rizzo, Claude K. Olsen, John A. Loftus, Martin B. Sisemore, William R. Derrer and Kenneth R. Burk, who, collectively, have an average of 34 years in the construction industry and 21 years with us. Losing the services of any of these individuals could adversely affect our business until a suitable replacement can be found. We believe that they could not quickly be replaced with executives of equal experience and capabilities. Generally these executives are not bound by employment agreements with us and we do not maintain key person life insurance policies on any of these executives.

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

We are subject to restrictive covenants under our credit facility that could limit our flexibility in managing the business.

Our credit facility imposes operating and financial restrictions on us. These restrictions include, among other things, limitations on our ability to:

▪	create liens or other encumbrances;

▪	enter into certain types of transactions with our affiliates;

▪	make certain capital expenditures;

▪	make investments, loans or other guarantees;

▪	sell or otherwise dispose of a portion of our assets; or

▪	merge or consolidate with another entity.

In addition, our credit facility prohibits us from incurring debt from other sources without the consent of our lenders.

Our credit facility contains financial covenants that require us to maintain minimum net worth, fixed charge coverage and asset coverage levels as well as a maximum leverage ratio. Our ability to borrow funds for any purpose is dependent upon satisfying these tests.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Properties used in our construction operations are summarized below:

	Business	Owned or	Approximate	Approximate Square
	Segment(s)	Leased by Perini	Acres	Feet of Office Space
Principal Offices
Framingham, MA	Building, Civil and Management Services	Owned	9	100,000
Redwood City, CA	Building	Leased	-	44,900
Phoenix, AZ	Building	Leased	-	28,400
Jessup, MD	Civil	Owned	3	27,200
Irvine, CA	Building	Owned	2	24,400
Peekskill, NY	Civil	Owned	2	21,000
Ft. Lauderdale, FL	Building	Leased	-	17,500
Las Vegas, NV	Building	Leased	-	15,200
Roseville, CA	Building	Leased	-	13,100
San Diego, CA	Building	Leased	-	13,000
Bartow, FL	Civil	Owned	4	5,000
Celebration, FL	Building	Leased	-	4,800
West Palm Beach, FL	Building	Leased	-	3,600
Las Vegas, NV	Building	Owned	12	-
			32	318,100

Principal Permanent
Storage Yards
Bow, NH	Civil	Owned	70
Jessup, MD	Civil	Owned	20
Winslow Township, NJ	Civil	Owned	11
Stockton, CA	Building	Owned	8
Framingham, MA	Building and Civil	Owned	6
Peekskill, NY	Civil	Owned	3
Las Vegas, NV	Building	Leased	3
Las Vegas, NV	Building	Owned	29
			150

We believe our properties are well maintained, in good condition, adequate and suitable for our purpose and fully utilized.

ITEM 3. LEGAL PROCEEDINGS

Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter

During 1995, a joint venture, Tutor-Saliba-Perini, or the Joint Venture, in which Perini Corporation, or Perini, is the 40% minority partner and Tutor-Saliba Corporation, or Tutor-Saliba, of Sylmar, California is the 60% managing partner, filed a complaint in the Superior Court of the State of California for the County of Los Angeles against the Los Angeles County Metropolitan Transportation Authority, or LAMTA, seeking to recover costs for extra work required by LAMTA in connection with the construction of certain tunnel and station projects. In 1999, LAMTA countered with civil claims under the California False Claims Act (“CFCA”) against the Joint Venture, Tutor-Saliba and Perini jointly and severally (together, TSP).  Ronald N. Tutor, the Chairman and Chief Executive Officer of Perini since 2000, is also the chief executive officer and the primary beneficial owner of Tutor-Saliba.

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

In December, 2006, in the trial of the first issue, which arose out of a 1994 change order involving a Disadvantaged Business Enterprise subcontractor pass-through claim, the jury found that the Joint Venture had submitted two false claims for payment and had breached its contract with LAMTA and awarded LAMTA $111,651 in direct damages.  The court has awarded penalties of $10,000 for each of the two claims and will treble the damages awarded by the Jury. A final judgment with respect to these claims will not be entered until the entire case has been resolved and is subject to appeal. In addition, the court will determine whether there were any violations of the UCL, but has deferred its decision on those claims until the case is completed.  Each such violation may bear a penalty of up to $2,500.

In February 2007, the court granted a Joint Venture motion and precluded LAMTA in future proceedings from presenting its claims that the Joint Venture breached its contract and violated the CFCA by allegedly “frontloading” the so-called “B Series” contracts.  The court ordered further briefing on LAMTA’s UCL claim on this issue.

On December 26, 2007, the Court dismissed both TSP’s and LAMTA’s affirmative work restriction claims. LAMTA has filed a motion asking the Court, in effect, to reconsider its decision to dismiss LAMTA’s claim and to allow the matter to proceed to trial. TSP will oppose the motion.

A schedule for addressing the remaining claims has not yet been established. The court has indicated that it would like the parties to resolve the entire case through mediation.  To date, efforts by the parties to settle the case have not been successful.

The ultimate financial impact of the lawsuit is not yet determinable. Therefore, no provision for loss, if any, has been recorded in the financial statements.

Perini/Kiewit/Cashman Joint Venture-Central Artery/Tunnel Project Matter

Perini/Kiewit/Cashman Joint Venture, or PKC, a joint venture in which Perini holds a 56% interest and is the managing partner, is currently pursuing a series of claims for additional contract time and/or compensation against the Massachusetts Highway Department, or MHD, for work performed by PKC on a portion of the Central Artery/Tunnel project in Boston, Massachusetts. During construction, MHD ordered PKC to perform changes to the work and issued related direct cost changes with an estimated value, excluding time delay and inefficiency costs, in excess of $100 million. In addition, PKC encountered a number of unforeseen conditions during construction that greatly increased PKC's cost of performance. MHD has asserted counterclaims for liquidated damages.

Certain of PKC's claims have been presented to a Disputes Review Board, or DRB, which consists of three construction experts chosen by the parties. To date, the DRB has issued five binding awards on PKC’s claims.  It has ruled that PKC is entitled to additional compensation for the first portion of its contract time delay claim in the amount of $17.4 million. The Massachusetts Superior Court approved PKC's request to confirm the DRB's $17.4 million award. The Massachusetts Appeals Court affirmed that decision.

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

It is PKC’s position that the remaining claims to be decided by the DRB on a binding basis have an anticipated value of approximately $104 million (exclusive of interest).   MHD disputes that the remaining claims before the DRB may be decided on a binding basis. Hearings before the DRB are scheduled to occur throughout 2008 and into early 2009.

To date, the DRB has issued two interim decisions. The first, issued on December 4, 2007, held that Perini’s claim for delay damages (the “Time II” claim) is not barred or limited by the 10% markups for overhead and profit on change orders. The second decision, issued on January 11, 2008, held that the date of the project’s substantial completion, for purposes of calculating any liquidated damages, is August 23, 2003.

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

Investigation by U.S. Attorney for Eastern District of New York

In 2001, the Company received a grand jury subpoena for documents in connection with an investigation by the U.S. Attorney’s Office for the Eastern District of New York. The investigation concerns contracting with disadvantaged, minority, and women-owned businesses in the New York City area construction industry. The Company has cooperated with the U. S. Attorney’s Office in the investigation and produced documents pursuant to the subpoena in 2001 and 2002. In August 2006 and May 2007, the Company received two additional grand jury subpoenas for documents in connection with the same investigation. The Company subsequently produced documents pursuant to those subpoenas, and continues to cooperate in the investigation. It is the Company’s understanding that lawyers for two former Perini Civil Division employees also are in separate discussions with the U.S. Attorney’s Office related to the investigation. On January 8, 2007, the Company was informed by the U.S. Attorney's Office that the Company meets the definition of “subject” in the United States Attorney's Manual. That definition is "a person whose conduct is within the scope of the grand jury's investigation.” At the same time, the U.S. Attorney's Office also wrote to the Company that "Perini has been cooperatively engaged in discussions with this office and that we are considering a civil settlement with regard to Perini.” The Company has been in active discussions with the U.S Attorney’s Office concerning a resolution of this matter. The Company recorded a charge in 2007 with respect to this matter which materially affected the operating results of the civil segment. Since this matter has not been settled, the potential for a further charge (or credit) exists; however, management believes that the amount of such further charge or credit, if any, will not be material to the operating results of the Company or to the civil segment.

Long Island Expressway/Cross Island Parkway Matter

The Company reconstructed the Long Island Expressway/Cross Island Parkway Interchange for the New York State Department of Transportation (the “NYSDOT”). The $130 million project (the “Project”) included the complete reconstruction and/or new construction of fourteen bridges and numerous retaining and barrier walls; reconfiguration of the existing interchange with the addition of three flyover bridges; widening and resurfacing of three miles of highway; and a substantial amount of related work. The Company substantially completed the Project in January 2004, and its work on the Project was accepted by the NYSDOT as finally complete in February 2006.

Because of numerous design errors, undisclosed utility conflicts, lack of coordination with local agencies and other interferences for which the Company believes that the NYSDOT is responsible, the Company suffered impacts involving every structure.  As a result, the Company incurred significant additional costs in completing its work and suffered a significantly extended Project schedule.

The initial Project schedule contemplated substantial completion in 28 months from the Project commencement in September, 2000.  Ultimately, the time for substantial completion was extended by 460 days.  While the Project was under construction, the NYSDOT made $8.5 million of payments to the Company for its extended overhead costs.

The Company sought approximately $33 million of additional relief from the NYSDOT for the delay and extra work it experienced. The NYSDOT, however, declined to grant the Company any further relief. Moreover, it is the Company’s understanding that the NYSDOT will seek an adjustment of an unspecified amount of the $8.5 million it previously paid to the Company for its extended overhead costs.

Since the NYSDOT has accepted the Company’s work as complete, it must take certain steps to close out the Project contract. To date, the NYSDOT has not completed that process.

After the closeout of the Project contract by the NYSDOT, which is expected soon, the Company will file a formal claim with the NYSDOT for the delay and extra work it experienced, as a condition precedent to filing an action in the New York Court of Claims.

Management has made an estimate of the total anticipated cost recovery on the Project and it is included in revenue recorded to date. To the extent new facts become known or the final cost recovery included in the claim settlement varies from this estimate, the impact of the change will be reflected in the financial statements at that time.

The Cosmopolitan Resort and Casino Matter

The Company is engaged in the construction of The Cosmopolitan Resort and Casino, a mixed-use casino/hotel development project in Las Vegas, Nevada, (the “Project”) for Cosmo Senior Borrower LLC, (“Cosmo”). On January 16, 2008, Deutsche Bank AG delivered a notice of loan default to Cosmo, et al. At this time, construction work continues on the Project and all current amounts due the Company have been paid pursuant to the terms of the construction contract. The Company has an interim commitment from Deutsche Bank under which Deutsche Bank will continue to pay the Company for performing construction work on the Project on a monthly basis while the issues of the loan default are being resolved. The Project is scheduled for completion in December 2009. As of December 31, 2007, approximately $1.4 billion of work remained to be performed by the Company under the construction contract.

The ultimate financial impact of this matter, if any, is not yet determinable. Therefore, no provision for loss or contract profit reduction, if any, has been recorded in the financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are the names, offices held, ages and business experience of our executive officers.

Name, Offices Held and Age	Year First Elected to Present Office and Business Experience

Ronald N. Tutor, Director, Chairman and Chief Executive Officer – 67

He has served as a Director since January 1997 and has served as our Chief Executive Officer since March 2000. He has also served as our Chairman since July 1999, Vice Chairman from January 1998 to July 1999, and Chief Operating Officer from January 1997 until March 2000 when he became Chief Executive Officer. Mr. Tutor has served as Chairman, President and Chief Executive Officer of Tutor-Saliba Corporation, a California based construction contractor, since prior to 1995 and has actively managed that company since 1966.

Robert Band, Director, President and Chief Operating Officer – 60

He has served as a Director since May 1999. He has also served as our President since May 1999 and as Chief Operating Officer since March 2000. Previously, he served as Chief Executive Officer from May 1999 until March 2000, Executive Vice President and Chief Financial Officer from December 1997 until May 1999, and President of Perini Management Services, Inc. since January 1996. Previously, he served in various operating and financial capacities since 1973, including Treasurer from May 1988 to January 1990.

Kenneth R. Burk, Senior Vice President and Chief Financial Officer – 48

He was appointed to his current position in September 2007. From February 2001 until July 2007, he served as President and Chief Executive Officer of Union Switch and Signal, Inc., a provider of technology services, control systems and specialty rail components for the rail transportation industry. From 1999 until 2000, he served as Executive Vice President and Chief Operating Officer of Railworks Corporation, a provider of services and supplies to the rail transportation industry. From 1994 to 1999, he served as Senior Vice President and Chief Financial Officer of Dick Corporation, a Pittsburgh, Pennsylvania-based engineering and construction firm.

Craig W. Shaw, Chairman and Chief Executive Officer, Perini Building Company – 53

He was appointed to his current position in May 2007, which entails overall responsibility for Perini Building Company’s operations. Prior to that, he served as President of Perini Building Company from October 1999 until May 2007. From April 1995 until October 1999, he served as President, Perini Building Company, Western U.S. Division, from January 1994 to April 1995 he served as Senior Vice President, Construction for Perini Building Company’s Western U.S. Division, and from 1986 to January 1994 he served as Vice President, Construction for Perini Building Company’s Western U.S. Division. Previously, he served in various project management capacities with Perini since 1978.

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

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol "PCR". The quarterly market high and low sales prices for our common stock in 2007 and 2006 are summarized below:

	2007		2006
	High	Low	High	Low
Market Price Range per Common Share:
Quarter Ended
March 31	$ 39.01	$ 28.00	$ 31.40	$ 23.95
June 30	64.71	36.00	31.77	19.80
September 30	75.43	45.00	24.60	20.86
December 31	66.75	41.03	33.47	20.46

Dividends

We have not paid any cash dividends on our common stock since 1990. For the foreseeable future, we intend to retain any earnings in our business and we do not anticipate paying any cash dividends. Whether or not to declare any dividends will be at the discretion of our Board of Directors, considering then existing conditions, including our financial condition and results of operations, capital requirements, bonding prospects, contractual restrictions, acquisition prospects, business prospects and other factors that our Board of Directors considers relevant.

Holders

At February 15, 2008, there were 802 holders of record of our common stock, including holders of record on behalf of an indeterminate number of beneficial owners, based on the stockholders list maintained by our transfer agent.

Performance Graph

The following graph compares the cumulative 5-year total return to shareholders on Perini Corporation’s common stock relative to the cumulative total returns of the New York Stock Exchange Market Value Index (“NYSE”) and a Construction Peer Group. The thirteen companies included in the Construction Peer Group were selected by the appropriate construction-related Standard Industrial Classification Codes (or SIC Codes). The comparison of total return on investment, defined as the change in year-end stock price plus reinvested dividends, for each of the periods assumes that $100 was invested on January 1, 2003, in each of Perini Corporation common stock, the NYSE and the Construction Peer Group, with investment weighted on the basis of market capitalization.

The comparisons in the following graph are based on historical data and are not intended to forecast the possible future performance of our common stock.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

AMONG PERINI CORPORATION,

NYSE MARKET VALUE INDEX AND SELECTED CONSTRUCTION PEER GROUP

	Fiscal Year Ending
	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007

Perini Corporation	100.00	206.08	375.90	543.92	693.24	932.88
NYSE	100.00	129.55	146.29	158.37	185.55	195.46
Construction Peer Group	100.00	159.16	238.58	351.35	431.99	710.94

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

	2007	2006	2005 (1)	2004	2003
	(In thousands, except per share data)
OPERATING SUMMARY
Revenues:
Building	$ 4,248,814	$ 2,515,051	$ 1,181,103	$ 1,298,771	$ 898,254
Civil	234,778	281,137	275,584	138,095	176,877
Management Services	144,766	246,651	276,790	405,449	298,972
Total	$ 4,628,358	$ 3,042,839	$ 1,733,477	$ 1,842,315	$ 1,374,103

Cost of Operations	4,379,464	2,873,444	1,663,773	1,750,549	1,304,138

Gross Profit	$ 248,894	$ 169,395	$ 69,704	$ 91,766	$ 69,965
G&A Expense	107,913	98,516	61,751	43,049	39,762
Income From Construction Operations	$ 140,981	$ 70,879	$ 7,953	$ 48,717	$ 30,203
Other Income (Expense), Net	15,361	2,581	971	(3,087)	1,722
Interest Expense	(1,947)	(3,771)	(2,003)	(704)	(1,003)
Income Before Income Taxes	$ 154,395	$ 69,689	$ 6,921	$ 44,926	$ 30,922
(Provision) Credit for Income Taxes	(57,281)	(28,153)	(2,872)	(8,919)	13,096
Net Income	$ 97,114	$ 41,536	$ 4,049 (3)	$ 36,007	$ 44,018

Income Available for Common Stockholders (2)	$ 97,114	$ 41,117	$ 5,330	$ 34,819	$ 49,619

Per Share of Common Stock:
Basic Earnings	$ 3.62	$ 1.56	$ 0.21	$ 1.47	$ 2.18
Diluted Earnings	$ 3.54	$ 1.54	$ 0.20	$ 1.39	$ 2.10

Cash Dividend Declared	$ -	$ -	$ -	$ -	$ -
Book Value	$ 13.65	$ 9.18	$ 6.86	$ 6.34	$ 4.65

Weighted Average Common Shares Outstanding:
Basic	26,819	26,308	25,518	23,724	22,763
Diluted	27,419	26,758	26,150	25,061	23,583

Year Ended December 31,
	2007	2006	2005 (1)	2004	2003
(In thousands, except ratios)
FINANCIAL POSITION SUMMARY

Working Capital	$ 293,521	$ 193,952	$ 153,335	$ 178,029	$ 125,397

Current Ratio	1.24x	1.22x	1.23x	1.41x	1.31x

Long-term Debt, less current maturities	$ 13,358	$ 34,135	$ 39,969	$ 8,608	$ 8,522

Stockholders’ Equity	$ 368,334	$ 243,859	$ 183,175	$ 174,034	$ 120,560

Ratio of Long-term Debt to Equity	.04x	.14x	.22x	.05x	.07x

Total Assets	$ 1,654,115	$ 1,195,992	$ 915,256	$ 654,265	$ 565,443

OTHER DATA

Backlog at Year End (4)	$ 7,567,665	$ 8,451,381	$ 7,897,784	$ 1,151,475	$ 1,666,464

New Business Awarded (5)	$ 3,744,642	$ 3,596,436	$ 8,479,786	$ 1,327,326	$ 2,050,392

(1)	Includes the results of Cherry Hill acquired effective January 1, 2005 and Rudolph and Sletten acquired October 3, 2005.

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

(3)	Includes a $23.6 million after-tax charge related to an adverse judgment received in the WMATA matter.

(4)

A construction project is included in our backlog at such time as a contract is awarded or a letter of commitment is obtained and adequate construction funding is in place. Backlog is not a measure defined in accounting principles generally accepted in the United States of America, or GAAP, and our backlog may not be comparable to the backlog of other companies. Management uses backlog to assist in forecasting future results.

(5)

New business awarded consists of the original contract price of projects added to our backlog in accordance with Note (4) above plus or minus subsequent changes to the estimated total contract price of existing contracts. Management uses new business awarded to assist in forecasting future results.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

We were incorporated in 1918 as a successor to businesses that had been engaged in providing construction services since 1894. We provide diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world. Our construction business is conducted through three basic segments or operations: building, civil and management services. Our building segment has significant experience providing services to a number of specialized building markets, including the hospitality and gaming, sports and entertainment, education, transportation, corrections, healthcare, biotech, pharmaceutical and high-tech markets. Our civil segment specializes in public works construction and the repair, replacement and reconstruction of infrastructure, including highways, bridges, mass transit systems and water and wastewater treatment facilities, primarily in the northeastern and mid-Atlantic United States. Our management services segment provides diversified construction and design-build services to the U. S. military and federal government agencies, as well as surety companies and multi-national corporations in the United States and overseas. We have been chosen by the federal government for significant projects related to defense and reconstruction in Iraq and Afghanistan.

The contracting and management services that we provide consist of general contracting, pre-construction planning and comprehensive management services, including planning and scheduling the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract. We also offer self-performed construction services including site work, concrete forming and placement and steel erection. We provide these services by using traditional general contracting arrangements, such as fixed price, guaranteed maximum price and cost plus fee contracts and, to a lesser extent, construction management or design-build contracting arrangements. In the ordinary course of our business, we enter into arrangements with other contractors, referred to as “joint ventures,” for certain construction projects. Each of the joint venture participants is usually committed to supply a predetermined percentage of capital, as required, and to share in a predetermined percentage of the income or loss of the project. Generally, each joint venture participant is fully liable for the obligations of the joint venture.

For the year ended December 31, 2007, we achieved for the second consecutive year record revenues of $4.628 billion and record income from construction operations of $141.0 million. We also achieved a record net income of $97.1 million, led by our building and management services segments. We received significant new contract awards, as well as additions to contracts in place, during 2007 and ended the year with a contract backlog of $7.6 billion. Our financial condition continued to strengthen during 2007. At December 31, 2007, we had working capital of $293.5 million, a ratio of current assets to current liabilities of 1.24 to 1.00, and a ratio of long-term debt to equity of 0.04 to 1.00. Our solid base of stockholders’ equity increased to $368.3 million as of December 31, 2007, reflecting the outstanding operating results achieved in 2007. In addition, we have $113.5 million available to borrow under our credit facility at December 31, 2007.

Recent Developments

Management Changes

In September 2007, we announced the appointment of Kenneth R. Burk as Senior Vice President and Chief Financial Officer. Mr. Burk joins Perini with 24 years experience in the engineering and construction industry. Michael E. Ciskey, Vice President and Chief Financial Officer since November 2003, became Senior Vice President, Civil where he will assist in the growth of our civil construction segment.

In May 2007, we announced the following management promotions and changes within Perini Building Company, our wholly owned subsidiary: Craig W. Shaw, from President to Chairman and Chief Executive Officer; Richard J. Rizzo, from Chairman to Vice Chairman; Mark A. Caspers, from Senior Vice President of Field Operations to President and Chief Operating Officer; and W. Patrick Hubbs, from Vice President of Field Operations to Executive Vice President of Field Operations.

In March 2007, we announced the appointment of John A. Loftus to the position of President of Perini Civil Division. Mr. Loftus also continues to serve the Company as President and Chief Executive Officer of Cherry Hill Construction.

Backlog Analysis for 2007

We received $3.7 billion of new contract awards and additions to contracts in place during 2007 resulting in a year-end backlog of $7.6 billion at December 31, 2007. The following table provides an analysis of our backlog by business segment for the year ended December 31, 2007.

	Backlog at	New Business	Revenue	Backlog at
	December 31, 2006	Awarded (1)	Recognized	December 31, 2007
	(in thousands)
Building	$ 7,832,357	$ 3,398,161	$ (4,248,814)	$ 6,981,704
Civil	429,685	262,931	(234,778)	457,838
Management Services	189,339	83,550	(144,766)	128,123
Total	$ 8,451,381	$ 3,744,642	$ (4,628,358)	$ 7,567,665

(1)	New business awarded consists of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

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

Our estimates of contract revenue and cost are highly detailed. We believe, based on our experience, that our current systems of management and accounting controls allow us to produce materially reliable estimates of total contract revenue and cost during any accounting period. However, many factors can and do change during a contract performance period which can result in a change to contract profitability from one financial reporting period to another. Some of the factors that can change the estimate of total contract revenue and cost include differing site conditions (to the extent that contract remedies are unavailable), the availability of skilled contract labor, the performance of major material suppliers to deliver on time, the performance of major subcontractors, unusual weather conditions and the accuracy of the original bid estimate. Because we have many contracts in process at any given time, these changes in estimates can offset each other without impacting overall profitability. However, large changes in cost estimates on larger, more complex construction projects can have a material impact on our financial statements and are reflected in our results of operations when they become known.

When recording revenue on contracts relating to unapproved change orders and claims, we include in revenue an amount equal to the amount of costs incurred by us to date for contract price adjustments that we seek to collect from customers for delays, errors in specifications or designs, change orders in dispute or unapproved as to scope or price, or other unanticipated additional costs, in each case when recovery of the costs is considered probable. When determining the likelihood of eventual recovery, we consider such factors as evaluation of entitlement, settlements reached to date and our experience with the customer. The settlement of these issues may take years depending upon whether the item can be resolved directly with the customer or involves litigation or arbitration. When new facts become known, an adjustment to the estimated recovery is made and reflected in the current period results.

The amount of unapproved change order and claim revenue is included in our balance sheet as part of costs and estimated earnings in excess of billings. The amount of costs and estimated earnings in excess of billings relating to unapproved change orders and claims included in our balance sheet at December 31, 2007 and 2006 is summarized below:

	December 31,
	2007	2006
	(in thousands)

Unapproved Change Orders	$ 9,313	$ 8,369
Claims	56,102	54,961
	$ 65,415	$ 63,330

Of the balance of unapproved change orders and claims included in costs and estimated earnings in excess of billings at December 31, 2007 and December 31, 2006, approximately $45.3 million and $48.2 million respectively, are amounts subject to pending litigation or dispute resolution proceedings as described in Item 3, “Legal Proceedings” and Note 2, “Contingencies and Commitments” of Notes to Consolidated Financial Statements for the respective periods. These amounts are management’s estimate of the probable cost recovery from the disputed claims considering such factors as evaluation of entitlement, settlements reached to date and our experience with the customer. In the event that future facts and circumstances, including the resolution of disputed claims, cause us to reduce the aggregate amount of our estimated probable cost recovery from the disputed claims, we will record the amount of such reduction against earnings in the relevant future period.

Method of Accounting for Contracts – Revenues and profits from our contracts and construction joint venture contracts are recognized by applying percentages of completion for the period to the total estimated profits for the respective contracts. Percentage of completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. When the estimate on a contract indicates a loss, the entire loss is recorded during the accounting period in which it is estimated. In the ordinary course of business, at a minimum on a quarterly basis, we prepare updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs, including unapproved change orders and claims, during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract. An amount equal to the costs incurred that are attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable. For a further discussion of unapproved change orders and claims, see Item 1, “Business – Types of Contracts and The Contract Process” and Item 1A, “Risk Factors”. Profit from unapproved change orders and claims is recorded in the accounting period such amounts are resolved.

Billings in excess of costs and estimated earnings represents the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method. Costs and estimated earnings in excess of billings represents the excess of contract costs and profits

(or contract revenue) recognized to date on the percentage of completion accounting method over contract billings to date. Costs and estimated earnings in excess of billings results when (1) the appropriate contract revenue amount has been recognized in accordance with the percentage of completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or (2) costs, recorded at estimated realizable value, related to unapproved change orders or claims are incurred. For unapproved change orders or claims that cannot be resolved in accordance with the normal change order process as defined in the contract, we may employ other dispute resolution methods, including mediation, binding and non-binding arbitration, or litigation. See Item 3 – “Legal Proceedings” and Note 2, “Contingencies and Commitments” of Notes to Consolidated Financial Statements. The prerequisite for billing unapproved change orders and claims is the final resolution and agreement between the parties. Costs and estimated earnings in excess of billings related to our contracts and joint venture contracts at December 31, 2007 is discussed above under “Use of Estimates” and in Note 1(d) of Notes to Consolidated Financial Statements.

Insurance Liabilities – We assume the risk for the amount of the self-insured deductible portion of the losses and liabilities primarily associated with workers' compensation and general liability coverage.  In addition, on certain projects, we assume the risk for the amount of the self-insured deductible portion of losses that arise from any subcontractor defaults.   Losses are accrued based upon our estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry.  The estimate of our insurance liability within our self-insured deductible limits includes an estimate of incurred but not reported claims based on data compiled from historical experience.  Actual experience could differ significantly from these estimates and could materially impact our consolidated financial position and results of operations.  We purchase varying levels of insurance from third parties, including excess liability insurance, to cover losses in excess of our self-insured deductible limits.  Currently, our self-insured deductible limit for workers' compensation and general liability coverage is generally $250,000 per occurrence and our maximum self-insured deductible limit for subcontractor default on projects covered under our program is $1,500,000 per occurrence.

Accounting for Income Taxes – Information relating to our provision for income taxes and the status of our deferred tax assets and liabilities is presented in Note 5, “Income Taxes” of Notes to Consolidated Financial Statements. A key assumption in the determination of our book tax provision is the amount of the valuation allowance, if any, required to reduce the related deferred tax assets. The net deferred tax assets reflect management’s estimate of the amount which will, more likely than not, reduce future taxable income.

In June 2006, the Financial Accounting Standards Board issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standards No.109. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. We adopted the provisions of FIN 48 on January 1, 2007. There was no impact on our total liabilities or stockholders’ equity. As of December 31, 2007, we identified and reviewed potential uncertainties related to taxes upon the adoption of FIN 48 and determined that the exposure to those uncertainties did not have a material impact on our results of operations or financial condition.

Defined Benefit Retirement Plan – The status of our defined benefit pension plan obligations, related plan assets and cost is presented in Note 7 of Notes to Consolidated Financial Statements entitled “Employee Benefit Plans”. Plan obligations and annual pension expense are determined by actuaries using a number of key assumptions which include, among other things, the discount rate, the estimated future return on plan assets and the anticipated rate of future salary increases. The discount rate of 5.86% used for purposes of computing the 2007 annual pension expense was determined at the beginning of the calendar year based upon an analysis performed by our actuaries which matches the cash flows of our plan’s projected liabilities to bond investments of similar amounts and durations. We plan to change the discount rate used for computing the 2008 annual pension expense to 6.41% based upon a similar analysis by our actuaries.

The estimated return on plan assets is primarily based on historical long-term returns of equity and fixed income markets according to our targeted allocation of plan assets (75% equity and 25% fixed income). We plan to continue to use a return on asset rate of 7.5% in 2008 based on projected equity and bond market performance compared to long-term historical averages.

The plans’ benefit obligations exceeded the fair value of plan assets on December 31, 2007, 2006, and 2005. Accordingly, we adjusted our pension liability by decreases of $6.2 million in 2007 and $5.9 million in 2006, and an increase of $0.6 million in 2005, with the offset to accumulated other comprehensive income (loss), an increase (reduction) in stockholders’ equity.

Effective June 1, 2004, all benefit accruals under our pension plan were frozen; however, the current vested benefits will be preserved. Due to the expected change in the discount rate assumption for 2008 noted above and to decreased amortization of prior years’ investment losses in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” we anticipate that pension expense will decrease from $2.2 million in 2007 to $1.4 million in 2008. Cash contributions to our defined benefit pension plan are anticipated to be $2.0 million in 2008. Cash contributions may vary significantly in the future depending upon asset performance and the interest rate environment.

Results of Operations -

2007 Compared to 2006

Revenues increased by $1,585.6 million to a record $4,628.4 million, gross profit increased by $79.5 million, income from construction operations increased by $70.1 million, and net income increased by $55.6 million (or 134.0%) to a record $97.1 million in 2007. Our strong performance in 2007 was led by our building and management services segments. The increase in revenues and profit primarily reflects the conversion of our substantial building segment backlog into revenues and profit as expected. In addition, our management services segment also made a significant contribution to our 2007 operating results. Basic earnings per common share were $3.62 for the year ended December 31, 2007, compared to $1.56 for the year ended December 31, 2006. Diluted earnings per common share were $3.54 for the year ended December 31, 2007, compared to $1.54 for the year ended December 31, 2006.

	Revenues for the
	Year Ended December 31,		Increase	%
	2007	2006	(Decrease)	Change
	(In millions)

Building	$ 4,248.8	$ 2,515.1	$ 1,733.7	68.9%
Civil	234.8	281.1	(46.3)	(16.5)%
Management Services	144.8	246.6	(101.8)	(41.3)%
Total	$ 4,628.4	$ 3,042.8	$ 1,585.6	52.1%

Overall revenues increased by $1,585.6 million (or 52.1%), from $3,042.8 million in 2006 to $4,628.4 million in 2007. This increase was due primarily to an increase in building construction revenues of $1,733.7 million (or 68.9%), from $2,515.1 million in 2006 to $4,248.8 million in 2007, primarily as a result of the conversion of our substantial building segment backlog into revenues as expected, led by an increased volume of work in the hospitality and gaming market as a result of the significant new contract awards we received in the latter half of 2005 and in 2006, which are now well into the construction phase. Civil construction revenues decreased by $46.3 million (or 16.5%), from $281.1 million in 2006 to $234.8 million in 2007, due primarily to the timing of the start-up of new work. Management services revenues decreased by $101.8 million (or 41.3%), from $246.6 million in 2006 to $144.8 million in 2007, due primarily to the completion of our nuclear power plant maintenance and modification contract with Exelon as of December 31, 2006 and to a lower volume of work in Iraq.

	Income (Loss) from Construction
	Operations for the		Increase
	Year Ended December 31,		(Decrease)%
	2007	2006	In Income	Change
	(In millions)

Building	$ 127.5	$ 59.3	$ 68.2	115.0%
Civil	(13.0)	1.8	(14.8)
Management Services	49.4	34.3	15.1	44.0%
Subtotal	$ 163.9	$ 95.4	$ 68.5	71.8%

Less: Corporate	(22.9)	(24.5)	1.6	6.5%
Total	$ 141.0	$ 70.9	$ 70.1	98.9%

Building construction income from operations increased by $68.2 million (or 115.0%), from $59.3 million in 2006 to $127.5 million in 2007, due primarily to the significant increase in revenues discussed above. Partly offsetting the increase in gross profit resulting from the increase in revenues was an $8.3 million increase in building construction-related general and administrative expenses related to the significant increase in the volume of work put in place, as well as to a $1.7 million increased provision for incentive compensation due to the significantly improved building construction operating results, and a $1.5 million increased charge related to stock-based compensation expense resulting from certain restricted stock units granted in the second quarter of 2006.

Civil construction income from operations decreased by $14.8 million, from a profit of $1.8 million in 2006 to a loss of $13.0 million in 2007. Civil construction income from operations in 2006 reflected downward profit adjustments recorded on several projects in the mid-Atlantic and southeast regions, including a roadway project in Maryland, while the loss in 2007 was due primarily to recording a charge with respect to the matter discussed in Note 2(c) of Notes to Consolidated Financial Statements. Had that charge in 2007 not been recorded, the civil construction segment would still have experienced a loss from operations of approximately $3.0 million due primarily to (i) downward profit adjustments recorded on a bridge rehabilitation project and on two mass transit projects in metropolitan New York, and (ii) an increase in civil construction-related general and administrative expenses, due primarily to a decrease in the number of active projects, as well as an increase in legal fees relating to open legal matters.

Despite the decrease in revenues discussed above, management services income from operations increased by $15.1 million (or 44.0%), from $34.3 million in 2006 to $49.4 million in 2007, due primarily to favorable performance on work in Iraq which more than offset the decreased profit contribution resulting from the completion of our contract with Exelon as of December 31, 2006.

Overall income from construction operations was favorably impacted by a $1.6 million decrease in corporate general and administrative expenses, from $24.5 million in 2006 to $22.9 million in 2007, due primarily to a $3.5 million decrease in corporate stock-based compensation expense resulting from certain restricted stock units granted in 2007, 2006 and 2004. Partly offsetting this decrease were increases in certain outside consulting fees and a $1.2 million increase in the provision for corporate incentive compensation due to the significantly improved operating results.

Other income increased by $12.8 million, from $2.6 million in 2006 to $15.4 million in 2007, due primarily to a $9.5 million increase in interest income as a result of the positive cash flow we generated from operating activities in the latter half of 2006 and throughout 2007. Also, we realized a gain of $1.6 million in 2007 resulting from the sale of a parcel of land used in operations. In addition, the net gain on sales of parcels of developed land held for sale increased by $1.0 million in 2007 due to higher sales activity. Based on our limited remaining inventory of developed land held for sale and the anticipated selling prices for those parcels, we believe that the net gain recorded in 2007 is not indicative of future results.

Interest expense decreased by $1.9 million, from $3.8 million in 2006 to $1.9 million in 2007, due primarily to the February 22, 2007 repayment of our term loan in full in conjunction with the closing of our new credit agreement.

The provision for income taxes increased by $29.1 million, from $28.2 million in 2006 to $57.3 million in 2007, due primarily to the increase in pretax income in 2007. The effective tax rate for the year ended December 31, 2007 was 37.1%, as compared to 40.4% for the year ended December 31, 2006. The reduction in the effective tax rate is due primarily to a decrease in disallowed tax deductions.

Results of Operations –

2006 Compared to 2005

Revenues increased by $1.3 billion, gross profit increased by $99.7 million, income from construction operations increased by $63.0 million, and net income increased by $37.5 million (or 937.5%) in 2006. These increases primarily reflect the addition of Rudolph and Sletten which we acquired in October 2005, an increased volume of work in the hospitality and gaming market as a result of the significant new contract awards we received in the latter half of 2005, and an increased profit contribution from our management services segment. Moreover, the 2005 operating results were severely impacted by an after-tax charge of $23.6 million relating to the judgment against two Company joint ventures in the matter of Mergentime Corporation, et al. vs. Washington Metropolitan Area Transit Authority (“WMATA”). Without the impact of the WMATA charge in 2005, net income would have been $27.7 million for the year ended December 31, 2005, compared to $41.5 million for the year ended December 31, 2006. The operating results for the year ended December 31, 2006 were reduced by a $16.5 million pretax charge related to stock-based compensation expense resulting from restricted stock units granted in 2006. Basic earnings per common share were $1.56 for the year ended December 31, 2006, compared to $0.21 for the year ended December 31, 2005. Diluted earnings per common share were $1.54 for the year ended December 31, 2006, compared to $0.20 for the year ended December 31, 2005.

	Revenues for the
	Year Ended December 31,		Increase	%
	2006	2005	(Decrease)	Change
	(In millions)

Building	$ 2,515.1	$ 1,181.1	$ 1,334.0	112.9%
Civil	281.1	275.6	5.5	2.0%
Management Services	246.6	276.8	(30.2)	(10.9)%
Total	$ 3,042.8	$ 1,733.5	$ 1,309.3	75.5%

Overall revenues increased by $1.3 billion (or 75.5%), from $1.7 billion in 2005 to $3.0 billion in 2006. This increase was due primarily to an increase in building construction revenues of $1,334.0 million (or 112.9%), from $1,181.1 million in 2005 to $2,515.1 million in 2006, due to the addition of Rudolph and Sletten, and to an increased volume of work in the hospitality and gaming market as a result of the significant new contract awards we received in the latter half of 2005. Without the addition of Rudolph and Sletten, building construction revenues would have increased by $669.8 million (or 67.3%) in 2006. Civil construction revenues increased by $5.5 million (or 2.0%), from $275.6 million in 2005 to $281.1 million in 2006, due primarily to the higher backlog of civil construction work entering 2006 compared to 2005. Partly offsetting these increases was a decrease in management services revenues of $30.2 million (or 10.9%), from $276.8 million in 2005 to $246.6 million in 2006, due primarily to a decreased volume of work in Afghanistan.

	Income (Loss) from Construction
	Operations for the		Increase
	Year Ended December 31,		(Decrease)%
	2006	2005	In Income	Change
	(In millions)

Building	$ 59.3	$ 29.3	$ 30.0	102.4%
Civil	1.8	(26.9)	28.7
Management Services	34.3	19.1	15.2	79.6%
Subtotal	$ 95.4	$ 21.5	$ 73.9	343.7%

Less: Corporate	(24.5)	(13.6)	(10.9)	80.1%
Total	$ 70.9	$ 7.9	$ 63.0	797.5%

Building construction income from operations increased by $30.0 million (or 102.4%), from $29.3 million in 2005 to $59.3 million in 2006, due primarily to the increased revenues discussed above. Without the addition of Rudolph and Sletten, building construction income from operations would have increased by $11.1 million (or 40.7%) due primarily to the increased volume of work in the hospitality and gaming market as a result of the significant new contract awards we received in the latter half of 2005. Building construction income from operations was reduced by a $4.0 million charge related to stock-based compensation expense resulting from certain restricted stock units granted in 2006.

Civil construction income from operations increased by $28.7 million, from a loss of $26.9 million in 2005 to income of $1.8 million in 2006, due primarily to the adverse impact of the WMATA charge in 2005. Without the WMATA charge, civil construction income from operations would have decreased by $11.7 million (or 86.7%), from $13.5 million in 2005 to $1.8 million in 2006, due primarily to downward profit adjustments on several projects in the mid-Atlantic and southeast regions, including a roadway project in Maryland. Civil construction income from operations was reduced in 2006 by a $1.5 million charge related to stock-based compensation expense resulting from certain restricted stock units granted in 2006.

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

Other income increased by $1.6 million, from $1.0 million in 2005 to $2.6 million in 2006, due primarily to a $3.3 million increase in interest income as a result of an increase in cash available for short-term investment due largely to the cash and investments obtained in the acquisition of Rudolph and Sletten and to the positive cash flow we generated from operating activities in the latter half of 2006. Partly offsetting this increase was a $2.0 million decrease in net gain recorded from the sale of certain parcels of developed land held for sale.

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

Liquidity and Capital Resources

Cash and Working Capital

Cash and cash equivalents as reported in the accompanying Consolidated Statements of Cash Flows consist of amounts held by us as well as our proportionate share of amounts held by construction joint ventures. Cash held by us is available for general corporate purposes while cash held by construction joint ventures is available only for joint venture-related uses. Cash held by construction joint ventures is distributed from time to time to us and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by us from our construction joint ventures are then available for general corporate purposes. At December 31, 2007 and 2006, cash held by us and available for general corporate purposes was $426.8 million and $189.6 million, respectively, and our proportionate share of cash held by joint ventures and available only for joint venture-related uses was $32.4 million and $35.9 million, respectively. The Company’s cash balance at December 31, 2007 includes $25.0 million which represents an advance received from a project owner to be used to fund subcontract work on a specific project under certain circumstances. The Company has included this amount in its contract billings and it is included as a component of “Billings in excess of costs and estimated earnings” in the Consolidated Balance Sheets at December 31, 2007.

From time to time, we have invested a portion of our available cash in auction rate securities of varying maturities. As of February 22, 2008, our investment portfolio included a total of $139.9 million face value of these securities. Our investment policy is to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. The current overall liquidity concerns in capital markets have affected our ability to liquidate some of our investments in auction rate securities that we classify as short-term investments on our balance sheet. We typically hold a variety of highly rated (AAA or AA) interest bearing auction rate securities that generally represent interests in pools of either interest bearing loans or municipal bond issues. These auction rate securities provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals, typically every 7 or 28 days. In the event that such auctions are unsuccessful, the holder of the securities is not able to access these funds until a future auction of these investments is successful. We believe that these unsuccessful auctions are a short-term market issue, and that based on our ability to access our cash equivalent investments, our anticipated operating cash flows, and our available revolving credit facility, we do not expect that the short-term lack of liquidity of some of our auction rate security investments will materially affect our overall liquidity position.

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

A summary of cash flows for each of the years ended December 31, 2007, 2006 and 2005 is set forth below:

	Year Ended December 31,
	2007	2006	2005
	(In millions)
Cash flows from:
Operating activities	$ 281.5	$ 116.9	$ 30.3
Investing activities	(25.6)	(18.0)	(43.5)
Financing activities	(22.2)	(13.2)	16.7
Net increase in cash	$ 233.7	$ 85.7	$ 3.5
Cash at beginning of year	225.5	139.8	136.3
Cash at end of year	$ 459.2	$ 225.5	$ 139.8

During 2007, we generated $281.5 million in cash flow from operating activities. The substantial increase in cash flow from operating activities compared to 2006 is primarily due to the substantial increase in our building segment revenues as well as favorable operating results in our management services segment. Cash flow from operating activities was partly used to fund $22.2 million in financing activities, primarily to pay in full the remaining $22.5 million balance outstanding on our term loan in conjunction with the closing of our new revolving credit facility in February 2007, and to pay down debt assumed in conjunction with the acquisition of Cherry Hill; and to partly fund $25.6 million in investing activities, principally for the purchase of construction equipment and property to be used in support of our building construction operations, and to purchase a net $8.0 million of auction rate securities for short-term investment purposes. As a result, we increased our cash balance by $233.7 million during 2007.

During 2006, we generated $116.9 million in cash flow from operating activities. The substantial increase in cash flow from operating activities compared to 2005 was primarily due to the substantial increase in our building segment revenues, including the acquisition of Rudolph and Sletten, as well as favorable operating results in our management services segment. Cash flow from operating activities increased substantially even though 2006 included payment of the $40.4 million WMATA judgment recorded in 2005. Cash flow from operating activities was partly used to fund $18.0 million in investing activities, principally to fund the purchase of construction equipment to support our substantial backlog and property to be used in support of our building construction operations; and to fund $13.2 million in financing activities, primarily to redeem the remaining outstanding shares of our $21.25 Preferred Stock, and to pay down debt assumed in conjunction with the acquisition of Cherry Hill. As a result, we increased our cash balance by $85.7 million during 2006.

During 2005, we generated $30.3 million in cash flow from operating activities and $16.7 million in cash flow from financing activities to fund $43.5 million in investing activities and to increase our cash balance by $3.5 million. Cash flow from financing activities primarily reflected $30.0 million in proceeds received from a new secured term loan established in conjunction with a new credit agreement that we entered into on October 14, 2005. Cash flow from financing activities also included a $12.8 million reduction in debt, primarily to pay down a portion of the debt we assumed in conjunction with the acquisition of Cherry Hill, and a $7.1 million expenditure for the purchase of our $21.25 Preferred Stock pursuant to the terms of the settlement of the lawsuit brought by certain holders of our $21.25 Preferred Stock. Cash flow used by investing activities primarily reflected the funding of the acquisitions of Cherry Hill in January 2005 and Rudolph and Sletten in October 2005 for $20.0 million and $53.6 million, respectively, net of the cash balances acquired, as well as the purchase of construction equipment used in our operations. Proceeds from investing activities included $36.4 million from the sale of certain marketable securities acquired in the purchases of Cherry Hill and Rudolph and Sletten, and $4.0 million from the sale of certain parcels of developed land held for sale.

Working capital increased, from $153.3 million at the end of 2005 to $293.5 million at December 31, 2007. Working capital requirements in 2005 included the funding of our acquisitions of Cherry Hill and Rudolph and Sletten. The current ratio increased from 1.23x to 1.24x during the same period.

On February 22, 2007, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and three participant lenders (the “Amended Agreement”). The Amended Agreement amends and restates in its entirety the Company’s previously existing credit agreement dated as of October 14, 2005, as amended through April 13, 2006 (the “Prior Agreement”).

The Amended Agreement provides for a secured revolving credit facility (the “Revolving Facility”) of up to $125 million, which can be expanded to $175 million in the future with the consent of the lenders. This represents an increased borrowing capacity from the Prior Agreement, which provided for a revolving credit facility of $50 million, plus a term loan in the original amount of $30 million, of which $22.5 million was outstanding at December 31, 2006. The term loan was paid in full on February 22, 2007 in conjunction with the closing of the Amended Agreement. We have not borrowed under our revolving credit facilities during 2007 and 2006, but we have utilized them for letters of credit. Accordingly, at December 31, 2007, we have $113.5 million available to borrow under the Revolving Facility.

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

•	a consolidated leverage ratio of no more than 2.5 to 1.0;

•	a fixed charge coverage ratio of consolidated EBITDA over covered charges (which includes interest expense, cash taxes and scheduled payments of principal and interest) of at least 1.5 to 1.0; and

•	a consolidated asset coverage ratio of at least 1.5 to 1.0.

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

Long-term Debt

Long-term debt at December 31, 2007 was $13.4 million, a decrease of $20.8 million from December 31, 2006, due primarily to payment in full of the remaining $22.5 million balance outstanding on our term loan in conjunction with the closing of our new revolving credit facility in February 2007. In addition, the decrease reflects a reduction in the long-term debt we assumed in conjunction with the acquisition of Cherry Hill. Accordingly, the long-term debt to equity ratio was .04x at December 31, 2007, compared to .14x at December 31, 2006.

Contractual Obligations

Our outstanding contractual obligations as of December 31, 2007 are summarized in the following table:

	Payments Due by Period
	(In thousands)
			Less Than					More Than
	Total		1 Year	1-3 Years		3-5 Years		5 Years

Total debt, excluding interest	$ 20,732	(a)	$ 7,374	$ 11,514		$ 1,844		$ -
Interest payments on debt	3,349		1,492	1,743		114		-
Operating leases, net	18,258		6,327	7,258		2,360		2,313
Purchase obligations	581		377	204		-		-
Unfunded pension liability	8,295		2,000	4,000	(b)	2,295	(b)	-
Tutor-Saliba management agreement	1,000		1,000	-		-		-

Total contractual obligations	$ 52,215		$ 18,570	$ 24,719		$ 6,613		$ 2,313

(a)	Includes capital leases in the amount of $825.
(b)	Assumes annual pension fund contributions equal to the contribution amount anticipated in 2008.

Stockholders' Equity

Our book value per common share was $13.65 at December 31, 2007, compared to $9.18 at December 31, 2006, and $6.86 at December 31, 2005. The major factors impacting stockholders’ equity during the three year period were the net income recorded in all three years; the funding of the redemption of the $21.25 Preferred Stock in May 2006; the funding of the settlement of the $21.25 Preferred Stock lawsuit in November 2005, including the reversal of dividends ($2.3 million) previously accrued related to the preferred stock purchased; preferred stock dividends accrued; the annual amortization of restricted stock compensation expense; common stock options and stock purchase warrants exercised; and the income tax benefit attributable to stock-based compensation. Also, we were required to adjust our pension liability by decreases of $6.2 million and $5.9 million in 2007 and 2006, respectively, and increases of $0.6 million in 2005 and $29.0 million in prior years, with the offset to accumulated other comprehensive loss, in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, which resulted in an aggregate $17.5 million accumulated other comprehensive loss reduction in stockholders’ equity at December 31, 2007. (See Note 7 of Notes to Consolidated Financial Statements.) Adjustments to the amount of this additional minimum pension liability will be recorded in future years based upon periodic re-evaluation of the funded status of our pension plans.

Dividends

Common Stock

There were no cash dividends declared or paid on our outstanding common stock during the three years ended December 31, 2007.

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

Related Party Transactions

We are party to an agreement with Tutor-Saliba Corporation, or Tutor-Saliba, a construction company based in California, and Ronald N. Tutor, Chief Executive Officer and primary beneficial owner of Tutor-Saliba, to provide certain management services. Mr. Tutor has been our Chairman and Chief Executive Officer since March 2000. Tutor-Saliba participated in joint ventures with us before the agreement and continues to participate in joint ventures with us after the agreement. Our share of revenue from these joint ventures amounted to $70.6 million, $41.4 million and $39.2 million in 2007, 2006 and 2005, respectively. In addition, in January 2008, Tutor-Saliba acquired a plumbing contractor which has subcontracts with the Company totaling approximately $63.7 million. Tutor-Saliba owned approximately 11.4% of our outstanding common stock as of December 31, 2006. As of December 31, 2007, neither Tutor-Saliba nor Mr. Tutor owned any of our common stock.

We participate in joint ventures with O&G Industries, a Connecticut-based construction company of which Raymond R. Oneglia is the Vice Chairman and a major shareholder. O&G Industries owned approximately 2.2% of our outstanding common stock as of December 31, 2007 and Mr. Oneglia is a member of our Board of Directors, including being a member of the Audit Committee, Corporate Governance and Nominating Committee, and Chairman of the Compensation Committee of our Board of Directors. Our share of revenues from these joint ventures amounted to $3.1 million, $37.9 million and $38.4 million in 2007, 2006 and 2005, respectively.

For details of compensation to Mr. Tutor, arrangements with Tutor-Saliba and O&G Industries, and other information on related party transactions, see Note 12 of Notes to Consolidated Financial Statements.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for the Company beginning January 1, 2009 and we will apply the provisions of SFAS No. 160 prospectively as of that date.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company beginning January 1, 2009 and we will apply the provisions of SFAS No. 141(R) prospectively as of that date.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of SFAS No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for the Company beginning January 1, 2008 and we will apply the provisions of SFAS No. 159 prospectively as of that date. We are in the process of evaluating the impact, if any, the adoption of SFAS No. 159 may have on our consolidated financial statements when it becomes effective in 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. SFAS No. 157 applies under other accounting pronouncements that currently require or permit fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008 for financial assets and beginning January 1, 2009 for non-financial assets, and we will apply the provisions of SFAS No. 157 prospectively as of those dates. We are in the process of determining the impact, if any, the adoption of SFAS No. 157 may have on our consolidated financial statements and related disclosures when it becomes effective in 2008.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to borrowings under our credit agreement (see Note 4 of Notes to Consolidated Financial Statements), and our short-term investment portfolio. Our revolving credit agreement is available for us to borrow, when needed, for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our credit agreement bear interest at the applicable LIBOR or base rate, as defined, and therefore we are subject to fluctuations in interest rates. During 2007, we did not borrow under our revolving credit facility and the $22.5 million balance outstanding on our $30 million term loan was repaid in February, 2007 in conjunction with the establishment of our new credit facility.

In addition, we had approximately $459.2 million of short-term investments classified as cash equivalents as of December 31, 2007. Our short-term investment portfolio consists primarily of highly liquid instruments with original maturities of three months or less, all classified as cash and cash equivalents in the accompanying Consolidated Balance Sheets. We also had $8.0 million invested in auction rate securities as of December 31, 2007. This investment is classified as “available-for-sale” and is included in short-term investments in the accompanying Consolidated Balance Sheets. From time to time, we have invested a portion of our available cash in highly rated (AAA or AA) auction rate securities of varying maturities. These auction rate securities provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals, typically every 7 or 28 days. In the event that such auctions are unsuccessful, we are not able to access these funds until a future auction of these investments is successful. Based on our ability to access our cash equivalent investments, our anticipated operating cash flows, and our available revolving credit facility, we do not expect that the short-term lack of liquidity of some of our auction rate security investments will materially affect our overall liquidity position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, and Supplementary Schedules are set forth in Item 15 in this report and are hereby incorporated in this Item 8 by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of December 31, 2007, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us and, although we have designed our disclosure controls and procedures to address the geographic diversity of our operations, this diversity inherently may limit the effectiveness of those controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that material information required to be in this report is made known to management and others, as appropriate, to allow timely decisions regarding required disclosures.

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

Management’s Report On Internal Control Over Financial Reporting - Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed our internal control over financial reporting as of December 31, 2007. In making this assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of our internal control over financial reporting. Such attestation, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal controls over financial reporting as of December 31, 2007, is included below in this Item 9A under the heading “Report of Independent Registered Public Accounting Firm”.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Perini Corporation

Framingham, Massachusetts

We have audited the internal control over financial reporting of Perini Corporation and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements.

/s/Deloitte & Touche LLP

Boston, Massachusetts

February 28, 2008

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors is set forth in the sections entitled "Election of Directors " and “Corporate Governance” in the definitive proxy statement in connection with our Annual Meeting of Stockholders to be held on May 22, 2008 (the "Proxy Statement"), which sections are incorporated herein by reference. Information relating to our executive officers is set forth in Part I of this report under the caption “Executive Officers of the Registrant” and is hereby incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The information appearing under the caption “Ownership of Common Stock By Directors, Executive Officers and Principal Stockholders” in the Proxy Statement is hereby incorporated herein by reference.

The information required by Item 201(d) of Regulation S-K is set forth under the caption “Equity Compensation Plans” in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

The information appearing under the captions “Certain Transactions” and “Corporate Governance” in the Proxy Statement is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Fees Paid to Audit Firm” in the Proxy Statement is hereby incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PERINI CORPORATION AND SUBSIDIARIES

(a)1.	The following consolidated financial statements and supplementary financial information are filed as part of this report:
Pages
Consolidated Financial Statements of the Registrant

	Consolidated Balance Sheets as of December 31, 2007 and 2006	48 – 49

	Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005	50

	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007, 2006 and 2005	51 – 52

	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	53 – 54

	Notes to Consolidated Financial Statements	55 – 81

	Report of Independent Registered Public Accounting Firm	82

(a)2.

All consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or in the Notes thereto.

(a)3.	Exhibits

The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on pages 83 through 86.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perini Corporation
(Registrant)

Dated: February 28, 2008	By: /s/Robert Band
Robert Band
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

(i) Principal Executive Officer
Ronald N. Tutor	Chairman and Chief Executive Officer	February 28, 2008

By: /s/Ronald N. Tutor
Ronald N. Tutor

(ii) Principal Financial Officer
Kenneth R. Burk	Senior Vice President and Chief Financial Officer	February 28, 2008

By: /s/Kenneth R. Burk
Kenneth R. Burk

(iii) Principal Accounting Officer
Peter J. Martinkus	Vice President and Controller	February 28, 2008

By: /s/Peter J. Martinkus
Peter J. Martinkus

(iv) Directors

Ronald N. Tutor	)
Peter Arkley	)
Robert Band	)
Willard W. Brittain, Jr.	) /s/Robert Band
Robert A. Kennedy	) Robert Band
Michael R. Klein	) Attorney in Fact
Robert L. Miller	)
Raymond R. Oneglia	) Dated: February 28, 2008

Perini Corporation and Subsidiaries

Consolidated Balance Sheets

December 31, 2007 and 2006

(In thousands, except share data)

Assets
	2007	2006
CURRENT ASSETS:
Cash, including cash equivalents of $459,188 and $203,920 (Note 1)	$ 459,188	$ 225,504
Short-term investments (Note 1)	8,355	461
Accounts receivable, including retainage of $420,244 and $235,006	971,714	747,626
Costs and estimated earnings in excess of billings (Note 1)	74,397	96,341
Deferred tax asset (Note 5)	7,988	-
Other current assets	4,440	8,321
Total current assets	$ 1,526,082	$ 1,078,253

PROPERTY AND EQUIPMENT, at cost (Note 1):
Land	$ 17,371	$ 13,737
Buildings and improvements	35,421	28,997
Construction equipment	63,918	57,587
Other equipment	17,372	15,706
	$ 134,082	$ 116,027

Less – Accumulated depreciation	38,645	32,216

Total property and equipment, net	$ 95,437	$ 83,811

OTHER ASSETS:
Goodwill (Notes 1 and 3)	$ 26,268	$ 26,268
Other (Note 6)	6,328	7,660
Total other assets	$ 32,596	$ 33,928

	$ 1,654,115	$ 1,195,992

The accompanying notes are an integral part of these consolidated financial statements.

Liabilities and Stockholders’ Equity
	2007	2006
CURRENT LIABILITIES:
Current maturities of long-term debt (Note 4)	$ 7,374	$ 14,607
Accounts payable, including retainage of $308,631 and $165,048	939,593	641,604
Billings in excess of costs and estimated earnings (Note 1)	183,242	155,392
Accrued expenses	102,352	72,698
Total current liabilities	$ 1,232,561	$ 884,301

LONG-TERM DEBT, less current maturities included above (Note 4)	$ 13,358	$ 34,135

OTHER LONG-TERM LIABILITIES (Notes 6, 7 and 8)	$ 39,862	$ 33,697

CONTINGENCIES AND COMMITMENTS (Note 2)

STOCKHOLDERS’ EQUITY (Notes 1, 7, 8 and 9):
Preferred stock, $1 par value -
Authorized – 1,000,000 shares
Designated – 100,000 shares
Issued and outstanding – none	$ -	$ -
Stock purchase warrants	-	461
Common stock, $1 par value -
Authorized – 40,000,000 shares
Issued and outstanding – 26,986,746 shares and 26,554,087 shares	26,987	26,554
Additional paid-in capital	160,664	139,450
Retained earnings	198,200	101,086
Accumulated other comprehensive loss	(17,517)	(23,692)
Total stockholders' equity	$ 368,334	$ 243,859

	$ 1,654,115	$ 1,195,992

Perini Corporation and Subsidiaries

Consolidated Statements of Income

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

	2007	2006	2005

Revenues (Note 11)	$ 4,628,358	$ 3,042,839	$ 1,733,477

Cost of Operations	4,379,464	2,873,444	1,663,773

Gross Profit	$ 248,894	$ 169,395	$ 69,704

General and Administrative Expenses	107,913	98,516	61,751

INCOME FROM CONSTRUCTION OPERATIONS (Note 11)	$ 140,981	$ 70,879	$ 7,953

Other Income, Net (Note 6)	15,361	2,581	971
Interest Expense (Note 4)	(1,947)	(3,771)	(2,003)

Income before Income Taxes	$ 154,395	$ 69,689	$ 6,921

Provision for Income Taxes (Notes 1 and 5)	(57,281)	(28,153)	(2,872)

NET INCOME	$ 97,114	$ 41,536	$ 4,049

Less: Accrued Dividends on $21.25 Preferred Stock (Note 8)	-	(166)	(990)
Less: Excess of fair value over carrying value upon redemption of
$21.25 Preferred Stock (Note 8)	-	(253)	-
Plus: Reversal of Accrued Dividends on $21.25 Preferred Stock based on
settlement of lawsuit (Note 8)	-	-	2,271

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$ 97,114	$ 41,117	$ 5,330

BASIC EARNINGS PER COMMON SHARE (Note 1)	$ 3.62	$ 1.56	$ 0.21

DILUTED EARNINGS PER COMMON SHARE (Note 1)	$ 3.54	$ 1.54	$ 0.20

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 1):
BASIC	26,819	26,308	25,518
Effect of Dilutive Stock Options, Warrants and Restricted Stock
Units Outstanding	600	450	632
DILUTED	27,419	26,758	26,150

The accompanying notes are an integral part of these consolidated financial statements.

Perini Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands)

						Accumulated
		Stock		Additional		Other
	Preferred	Purchase	Common	Paid-In	Retained	Comprehensive
	Stock	Warrants	Stock	Capital	Earnings	Loss	Total
Balance - December 31, 2004	$ 56	$ 965	$ 25,233	$ 110,058	$ 64,826	$ (27,104)	$ 174,034
Net Income	-	-	-	-	4,049	-	4,049

Other comprehensive loss:
Change in minimum pension liability (Note 7)	-	-	-	-	-	(347)	(347)
Total comprehensive income							3,702

Preferred Stock dividends accrued
($21.25 per share*)	-	-	-	-	(990)	-	(990)

Common Stock options and
stock purchase warrants exercised	-	(504)	291	1,297	-	-	1,084

Income tax benefit attributable to nonqualified
stock options and warrants exercised	-	-	-	1,446	-	-	1,446

Restricted stock compensation expense (Note 9)	-	-	-	3,258	-	-	3,258

Issuance of Common Stock	-	-	165	55	-	-	220

Reacquisition of Common Stock	-	-	(24)	(397)	-	-	(421)

Settlement of Preferred Stock lawsuit	(37)	-	373	506	-	-	842

Balance - December 31, 2005	$ 19	$ 461	$ 26,038	$ 116,223	$ 67,885	$ (27,451)	$ 183,175
Net Income	-	-	-	-	41,536	-	41,536

Other comprehensive income:
Change in pension benefit plans (Note 7)	-	-	-	-	-	3,759	3,759
Total comprehensive income							45,295

Preferred Stock dividends accrued and paid
($8.98 per share**)	-	-	-	-	(166)	-	(166)

Common Stock options exercised	-	-	229	847	-	-	1,076

Excess income tax benefit from stock-based compensation	-	-	-	2,423	-	-	2,423

Restricted stock compensation expense (Note 9)	-	-	-	17,105	-	-	17,105

Redemption of Preferred Stock (Note 8)	(19)	-	-	3,543	(8,169)	-	(4,645)

Issuance of Common Stock, net	-	-	287	(691)	-	-	(404)

Balance - December 31, 2006	$ -	$ 461	$ 26,554	$ 139,450	$ 101,086	$ (23,692)	$ 243,859

Perini Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity (continued)

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands)

						Accumulated
		Stock		Additional		Other
	Preferred	Purchase	Common	Paid-In	Retained	Comprehensive
	Stock	Warrants	Stock	Capital	Earnings	Loss	Total
Balance - December 31, 2006	$ -	$ 461	$ 26,554	$ 139,450	$ 101,086	$ (23,692)	$ 243,859
Net Income	-	-	-	-	97,114	-	97,114

Other comprehensive income:
Change in pension benefit plans (Note 7)	-	-	-	-	-	6,175	6,175
Total comprehensive income							103,289

Common Stock options and
stock purchase warrants exercised	-	(461)	267	1,095	-	-	901

Excess income tax benefit from stock-based compensation	-	-	-	5,712	-	-	5,712

Restricted stock compensation expense (Note 9)	-	-	-	14,427	-	-	14,427

Issuance of Common Stock, net	-	-	166	(20)	-	-	146

Balance - December 31, 2007	$ -	$ -	$ 26,987	$ 160,664	$ 198,200	$ (17,517)	$ 368,334

* Equivalent to $2.125 per Depositary Share (see Note 8)

**Equivalent to $0.898 per Depositary Share (see Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

Perini Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2007, 2006, and 2005

(In thousands)

	2007	2006	2005
Cash Flows from Operating Activities:

Net income	$ 97,114	$ 41,536	$ 4,049

Adjustments to reconcile net income to net cash from operating activities -
Depreciation	9,225	7,549	5,462
Amortization of deferred expenses and intangible assets	1,718	2,378	1,241
Restricted stock compensation expense	14,427	17,105	3,258
Income tax benefit from stock-based compensation	(5,712)	(2,423)	1,446
Deferred income taxes	(10,668)	15,273	(3,304)
Loss (gain) on land held for sale, net	(566)	394	(1,566)
Gain on sale of property and equipment	(1,960)	(552)	(90)
Increase in other long-term liabilities	14,168	1,084	1,157
Other non-cash items, net	(10)	-	34
Cash from changes in other components of working capital:
(Increase) decrease in:
Accounts receivable	(224,088)	(211,254)	37,155
Costs and estimated earnings in excess of billings	21,944	738	7,696
Other current assets	3,881	10,024	(11,038)
Increase (decrease) in:
Accounts payable	297,989	174,525	(68,733)
Billings in excess of costs and estimated earnings	27,850	72,219	10,245
Accrued expenses	36,218	(11,690)	43,327

NET CASH FROM OPERATING ACTIVITIES	$ 281,530	$ 116,906	$ 30,339

Cash Flows from Investing Activities:

Acquisition of property and equipment	$ (23,885)	$ (21,526)	$ (12,347)
Proceeds from sale of property and equipment	4,994	3,531	1,429
Proceeds from land held for sale, net	1,133	(302)	3,966
Investment in available-for-sale securities	(8,000)	-	-
Proceeds from sale of available-for-sale securities	116	647	36,389
Investment in other activities	27	(345)	679
Acquisition of Cherry Hill Construction, Inc., net of cash balance acquired	-	-	(19,970)
Acquisition of Rudolph and Sletten, Inc., net of cash balance acquired	-	-	(53,597)

NET CASH USED BY INVESTING ACTIVITIES	$ (25,615)	$ (17,995)	$ (43,451)

Perini Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
Cash Flows from Financing Activities:

Proceeds from long-term debt	$ 5,971	$ 11,486	$ 35,881
Reduction of long-term debt	(33,981)	(18,994)	(12,780)
Proceeds from exercise of common stock options and stock purchase warrants	901	1,076	1,084
Excess income tax benefit from stock-based compensation	5,712	2,423	-
Issuance of common stock, net	146	(404)	(421)
Deferred debt costs	(980)	-	-
Redemption of $21.25 Preferred Stock, including payment of accrued dividends	-	(8,842)	-
Purchase of preferred stock pursuant to settlement of lawsuit	-	-	(7,109)

NET CASH FROM FINANCING ACTIVITIES	$ (22,231)	$ (13,255)	$ 16,655

Net Increase in Cash and Cash Equivalents	$ 233,684	$ 85,656	$ 3,543

Cash and Cash Equivalents at Beginning of Year	225,504	139,848	136,305

Cash and Cash Equivalents at End of Year (Note 1(j))	$ 459,188	$ 225,504	$ 139,848

Supplemental Disclosure of Cash Paid During the Year For:

Interest	$ 1,872	$ 3,923	$ 1,806

Income tax payments	$ 59,450	$ 3,440	$ 5,053

Supplemental Disclosure of Non-cash Transactions:

Common stock issued for services	$ 5,966	$ 7,396	$ 2,562

Preferred stock exchanged for common stock pursuant
to settlement of lawsuit	$ -	$ -	$ 7,925

Preferred stock dividends accrued but not paid	$ -	$ -	$ 990

Reversal of preferred stock dividends previously accrued
but no longer required (Note 8)	$ -	$ -	$ 2,271

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005

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

For the Years Ended December 31, 2007, 2006 and 2005 (continued)

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

In accordance with normal practice in the construction industry, the Company includes in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Billings in excess of costs and estimated earnings represents the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts. Costs and estimated earnings in excess of billings represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over the amount of contract billings to date on the remaining contracts. Costs and estimated earnings in excess of billings results when (1) the appropriate contract revenue amount has been recognized in accordance with the percentage of completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or (2) costs, recorded at estimated realizable value, related to unapproved change orders or claims are incurred. Costs and estimated earnings in excess of billings related to the Company’s contracts and joint venture contracts at December 31, 2007 and 2006, consisted of the following (in thousands):

	2007	2006
Unbilled costs and profits incurred to date*	$ 8,982	$ 33,011
Unapproved change orders	9,313	8,369
Claims	56,102	54,961
	$ 74,397	$ 96,341

* Represents the excess of contract costs and profits recognized to date on the percentage of completion accounting method over the amount of contract billings to date on certain contracts.

Of the balance of “Unapproved change orders” and “Claims” included above in costs and estimated earnings in excess of billings at December 31, 2007 and December 31, 2006, approximately $45.3 million and $48.2 million, respectively, are amounts subject to pending litigation or dispute resolution proceedings as described in Note 2, “Contingencies and Commitments”. These amounts are management’s estimate of the probable cost recovery from the disputed claims considering such factors as evaluation of entitlement, settlements reached to date and experience with the customer. In the event that future facts and circumstances, including the resolution of disputed claims, cause a reduction in the aggregate amount of the estimated probable cost recovery from the disputed claims, the amount of such reduction will be recorded against earnings in the relevant future period.

The prerequisite for billing “Unbilled costs and profits incurred to date” is provided in the defined billing terms of each of the applicable contracts. The prerequisite for billing “Unapproved change orders” or “Claims” is the final resolution and agreement between the parties. The amount of costs and estimated earnings in excess of billings at December 31, 2007 estimated by management to be collected beyond one year is approximately $46.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005 (continued)

[1] Summary of Significant Accounting Policies (continued)

(e) Property and Equipment

Land, buildings and improvements, construction and computer-related equipment and other equipment are recorded at cost. Depreciation is calculated primarily using the straight-line method for all classifications of depreciable property. Construction equipment is depreciated over estimated useful lives ranging from five to twenty years with estimated salvage values ranging from ten to forty percent of the acquisition cost.

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

(g) Goodwill

Goodwill included in the accompanying Consolidated Balance Sheets relates entirely to the building segment and represents the excess of the costs of subsidiaries acquired over the fair value of their net assets as of the dates of acquisition as summarized in the following table (in thousands):

	2007	2006

Perini Building Company, Inc.	$ 1,017	$ 1,017
James A. Cummings, Inc.	11,661	11,661
Rudolph and Sletten, Inc.	13,590	13,590
Total	$ 26,268	$ 26,268

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the Company annually assesses the potential amount of goodwill impairment by applying a fair value test as of December 31. Based on the impairment tests completed for 2007, 2006 and 2005, the Company concluded that goodwill was not impaired.

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

In June 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted the provisions of FIN 48 as of January 1, 2007, as required. There was no impact on total liabilities or stockholders’ equity as a result of the adoption of FIN 48.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005 (continued)

[1] Summary of Significant Accounting Policies (continued)

(i) Earnings Per Common Share

Earnings per common share amounts were calculated in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per common share was computed by dividing net income less the sum of (i) dividends accrued on the $21.25 Preferred Stock during all years presented and (ii) the excess of the fair value of the consideration given over the carrying value upon redemption of the $21.25 Preferred Stock in 2006, plus the reversal in 2005 of approximately $2.3 million of previously accrued and unpaid dividends on the $21.25 Preferred Stock no longer required (see Note 8) by the weighted average number of common shares outstanding. Diluted earnings per common share was similarly computed after giving consideration to the dilutive effect of stock options, warrants and restricted stock units outstanding on the weighted average number of common shares outstanding.

There were no antidilutive stock options or stock purchase warrants at December 31, 2007, 2006 and 2005. The effect of the assumed conversion of the Company’s outstanding $21.25 Preferred Stock into Common Stock was antidilutive for all applicable years presented.

(j) Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

Cash and cash equivalents as reported in the accompanying Consolidated Balance Sheets consist of amounts held by the Company that are available for general corporate purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses. Cash held by construction joint ventures is distributed from time to time to the Company and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by the Company from its construction joint ventures are then available for general corporate purposes. The Company’s cash balance at December 31, 2007 also includes $25.0 million which represents an advance received from a project owner to be used to fund subcontract work on a specific project under certain circumstances. The Company has included this amount in its contract billings and it is included as a component of “Billings in excess of costs and estimated earnings” in the Consolidated Balance Sheets at December 31, 2007. At December 31, 2007 and 2006, cash and cash equivalents consisted of the following (in thousands):

	2007	2006

Corporate cash and cash equivalents (available
for general corporate purposes)	$ 426,825	$ 189,558

Company's share of joint venture cash and
cash equivalents (available only for joint venture
purposes, including future distributions)	32,363	35,946
	$ 459,188	$ 225,504

(k) Short-term Investments

Short-term investments consist primarily of auction rate securities. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and, based on the Company’s intentions regarding these investments, the Company classifies its investments in auction rate securities as available-for-sale securities. The interest rates are reset every seven to twenty-eight days through an auction bidding process. Due to the frequent nature of the reset feature, the Company’s investments in auction rate securities are recorded at cost, which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005 (continued)

[1] Summary of Significant Accounting Policies (continued)

(k) Short-term Investments (continued)

approximates fair value. As a result, the Company has no cumulative gross realized or unrealized holding gains or losses from these securities and all income is recorded as interest income.

(l) Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” using the modified prospective application method and, accordingly, prior period amounts have not been restated. In November 2005, the Financial Accounting Standards Board issued its Staff Position No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). The Company elected to adopt the alternative transition method provided in FSP 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and the Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). (See Note 9.)

(m) Insurance Liabilities

The Company typically utilizes third party insurance coverage subject to varying deductible or self insurance levels with aggregate caps on losses retained.  The Company assumes the risk for the amount of the self-insured deductible portion of the losses and liabilities primarily associated with workers' compensation and general liability coverage. In addition, on certain projects, the Company assumes the risk for the amount of the self-insured deductible portion of losses that arise from any subcontractor defaults.  Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry.  The estimate of insurance liability within the self-insured deductible limits includes an estimate of incurred but not reported claims based on data compiled from historical experience.

(n) Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents approximates fair value due to the short-term nature of these items. The carrying value of receivables, payables and other amounts arising out of normal contract activities, including retentions, which may be settled beyond one year, is estimated to approximate fair value. See Note 4 for disclosure of the fair value of long-term debt.

(o) New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for the Company beginning January 1, 2009 and the Company will apply the provisions of SFAS No. 160 prospectively as of that date.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company beginning January 1,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005 (continued)

[1] Summary of Significant Accounting Policies (continued)

(o) New Accounting Pronouncements (continued)

2009 and the Company will apply the provisions of SFAS No. 141(R) prospectively as of that date.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of SFAS No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for the Company beginning January 1, 2008 for financial assets and beginning January 1, 2009 for non-financial assets, and the Company will apply the provisions of SFAS No. 159 prospectively as of that date. The Company is in the process of evaluating the impact, if any, the adoption of SFAS No. 159 may have on its consolidated financial statements when it becomes effective in 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. SFAS No. 157 applies under other accounting pronouncements that currently require or permit fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008 for financial assets and beginning in January 1, 2009 for non-financial assets, and the Company will apply the provisions of SFAS No. 157 prospectively as of those dates. The Company is in the process of determining the impact, if any, the adoption of SFAS No. 157 may have on its consolidated financial statements and related disclosures when it become effective in 2008.

[2] Contingencies and Commitments

(a)  Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter

During 1995, a joint venture, Tutor-Saliba-Perini, or the Joint Venture, in which Perini Corporation, or Perini, is the 40% minority partner and Tutor-Saliba Corporation, or Tutor-Saliba, of Sylmar, California is the 60% managing partner, filed a complaint in the Superior Court of the State of California for the County of Los Angeles against the Los Angeles County Metropolitan Transportation Authority, or LAMTA, seeking to recover costs for extra work required by LAMTA in connection with the construction of certain tunnel and station projects. In 1999, LAMTA countered with civil claims under the California False Claims Act (“CFCA”) against the Joint Venture, Tutor-Saliba and Perini jointly and severally (together, TSP).  Ronald N. Tutor, the Chairman and Chief Executive Officer of Perini since 2000, is also the chief executive officer and the primary beneficial owner of Tutor-Saliba.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005 (continued)

[2] Contingencies and Commitments (continued)

(a)  Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter (continued)

In December, 2006, in the trial of the first issue, which arose out of a 1994 change order involving a Disadvantaged Business Enterprise subcontractor pass-through claim, the jury found that the Joint Venture had submitted two false claims for payment and had breached its contract with LAMTA and awarded LAMTA $111,651 in direct damages.  The court has awarded penalties of $10,000 for each of the two claims and will treble the damages awarded by the Jury. A final judgment with respect to these claims will not be entered until the entire case has been resolved and is subject to appeal. In addition, the court will determine whether there were any violations of the UCL, but has deferred its decision on those claims until the case is completed.  Each such violation may bear a penalty of up to $2,500.

In February 2007, the court granted a Joint Venture motion and precluded LAMTA in future proceedings from presenting its claims that the Joint Venture breached its contract and violated the CFCA by allegedly “frontloading” the so-called “B Series” contracts.  The court ordered further briefing on LAMTA’s UCL claim on this issue.

On December 26, 2007, the Court dismissed both TSP’s and LAMTA’s affirmative work restriction claims. LAMTA has filed a motion asking the Court, in effect, to reconsider its decision to dismiss LAMTA’s claim and to allow the matter to proceed to trial. TSP will oppose the motion.

A schedule for addressing the remaining claims has not yet been established. The court has indicated that it would like the parties to resolve the entire case through mediation.  To date, efforts by the parties to settle the case have not been successful.

The ultimate financial impact of the lawsuit is not yet determinable. Therefore, no provision for loss, if any, has been recorded in the financial statements.

(b)  Perini/Kiewit/Cashman Joint Venture-Central Artery/Tunnel Project Matter

Perini/Kiewit/Cashman Joint Venture, or PKC, a joint venture in which Perini holds a 56% interest and is the managing partner, is currently pursuing a series of claims for additional contract time and/or compensation against the Massachusetts Highway Department, or MHD, for work performed by PKC on a portion of the Central Artery/Tunnel project in Boston, Massachusetts. During construction, MHD ordered PKC to perform changes to the work and issued related direct cost changes with an estimated value, excluding time delay and inefficiency costs, in excess of $100 million. In addition, PKC encountered a number of unforeseen conditions during construction that greatly increased PKC's cost of performance. MHD has asserted counterclaims for liquidated damages.

Certain of PKC's claims have been presented to a Disputes Review Board, or DRB, which consists of three construction experts chosen by the parties. To date, the DRB has issued five binding awards on PKC’s claims.  It has ruled that PKC is entitled to additional compensation for the first portion of its contract time delay claim in the amount of $17.4 million. The Massachusetts Superior Court approved PKC's request to confirm the DRB's $17.4 million award. The Massachusetts Appeals Court affirmed that decision.

The DRB has also ruled on a binding basis that PKC is entitled to four additional compensation awards, less credits, totaling $39.8 million for impacts and inefficiencies caused by MHD to certain of PKC’s work.  The first two such awards, totaling $17.1 million, have been confirmed by the Superior Court and were not appealed.  MHD has filed actions in the Superior Court seeking to vacate the other two awards, and PKC has answered, seeking to confirm them. These actions have not yet been heard.  PKC has taken the position that it is entitled to interest on each of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005 (continued)

[2] Contingencies and Commitments (continued)

(b)  Perini/Kiewit/Cashman Joint Venture-Central Artery/Tunnel Project Matter (continued)

five binding DRB awards as provided in the awards.  It appears that MHD will object to payment of any interest.

It is PKC’s position that the remaining claims to be decided by the DRB on a binding basis have an anticipated value of approximately $104 million (exclusive of interest).   MHD disputes that the remaining claims before the DRB may be decided on a binding basis. Hearings before the DRB are scheduled to occur throughout 2008 and into early 2009.

To date, the DRB has issued two interim decisions. The first, issued on December 4, 2007, held that Perini’s claim for delay damages (the “Time II” claim) is not barred or limited by the 10% markups for overhead and profit on change orders. The second decision, issued on January 11, 2008, held that the date of the project’s substantial completion, for purposes of calculating any liquidated damages, is August 23, 2003.

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

(c) Investigation by U.S. Attorney for Eastern District of New York

In 2001, the Company received a grand jury subpoena for documents in connection with an investigation by the U.S. Attorney’s Office for the Eastern District of New York. The investigation concerns contracting with disadvantaged, minority, and women-owned businesses in the New York City area construction industry. The Company has cooperated with the U. S. Attorney’s Office in the investigation and produced documents pursuant to the subpoena in 2001 and 2002. In August 2006 and May 2007, the Company received two additional grand jury subpoenas for documents in connection with the same investigation. The Company subsequently produced documents pursuant to those subpoenas, and continues to cooperate in the investigation. It is the Company’s understanding that lawyers for two former Perini Civil Division employees also are in separate discussions with the U.S. Attorney’s Office related to the investigation. On January 8, 2007, the Company was informed by the U.S. Attorney's Office that the Company meets the definition of “subject” in the United States Attorney's Manual. That definition is "a person whose conduct is within the scope of the grand jury's investigation.” At the same time, the U.S. Attorney's Office also wrote to the Company that "Perini has been cooperatively engaged in discussions with this office and that we are considering a civil settlement with regard to Perini.” The Company has been in active discussions with the U.S Attorney’s Office concerning a resolution of this matter. The Company recorded a charge in 2007 with respect to this matter which materially affected the operating results of the civil segment. Since this matter has not been settled, the potential for a further charge (or credit) exists; however, management believes that the amount of such further charge or credit, if any, will not be material to the operating results of the Company or to the civil segment.

(d) Long Island Expressway/Cross Island Parkway Matter

The Company reconstructed the Long Island Expressway/Cross Island Parkway Interchange for the New York State Department of Transportation (the “NYSDOT”). The $130 million project (the “Project”) included the complete reconstruction and/or new construction of fourteen bridges and numerous retaining and barrier walls; reconfiguration of the existing interchange with the addition of three flyover bridges; widening and resurfacing of three miles of highway; and a substantial amount of related work. The Company substantially completed the Project in January 2004, and its work on the Project was accepted by the NYSDOT as finally complete in February 2006.

Because of numerous design errors, undisclosed utility conflicts, lack of coordination with local agencies and other interferences for which the Company believes that the NYSDOT is responsible, the Company suffered impacts involving every structure.  As a result, the Company incurred significant additional costs in completing its work and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005 (continued)

[2] Contingencies and Commitments (continued)

(d) Long Island Expressway/Cross Island Parkway Matter (continued)

suffered a significantly extended Project schedule.

The initial Project schedule contemplated substantial completion in 28 months from the Project commencement in September, 2000.  Ultimately, the time for substantial completion was extended by 460 days.  While the Project was under construction, the NYSDOT made $8.5 million of payments to the Company for its extended overhead costs.

The Company sought approximately $33 million of additional relief from the NYSDOT for the delay and extra work it experienced. The NYSDOT, however, declined to grant the Company any further relief. Moreover, it is the Company’s understanding that the NYSDOT will seek an adjustment of an unspecified amount of the $8.5 million it previously paid to the Company for its extended overhead costs.

Since the NYSDOT has accepted the Company’s work as complete, it must take certain steps to close out the Project contract. To date, the NYSDOT has not completed that process.

After the closeout of the Project contract by the NYSDOT, which is expected soon, the Company will file a formal claim with the NYSDOT for the delay and extra work it experienced, as a condition precedent to filing an action in the New York Court of Claims.

Management has made an estimate of the total anticipated cost recovery on the Project and it is included in revenue recorded to date. To the extent new facts become known or the final cost recovery included in the claim settlement varies from this estimate, the impact of the change will be reflected in the financial statements at that time.

(e) The Cosmopolitan Resort and Casino Matter

The Company is engaged in the construction of The Cosmopolitan Resort and Casino, a mixed-use casino/hotel development project in Las Vegas, Nevada, (the “Project”) for Cosmo Senior Borrower LLC, (“Cosmo”). On January 16, 2008, Deutsche Bank AG delivered a notice of loan default to Cosmo, et al. At this time, construction work continues on the Project and all current amounts due the Company have been paid pursuant to the terms of the construction contract. The Company has an interim commitment from Deutsche Bank under which Deutsche Bank will continue to pay the Company for performing construction work on the Project on a monthly basis while the issues of the loan default are being resolved. The Project is scheduled for completion in December 2009. As of December 31, 2007, approximately $1.4 billion of work remained to be performed by the Company under the construction contract.

The ultimate financial impact of this matter, if any, is not yet determinable. Therefore, no provision for loss or contract profit reduction, if any, has been recorded in the financial statements.

[3] Acquisitions

(a)	Rudolph and Sletten, Inc.

In October 2005, the Company completed the acquisition of 100% of the outstanding capital stock of Rudolph and Sletten, Inc. (“Rudolph and Sletten”), a privately held construction and construction management company, for approximately $55.5 million in cash, including $0.2 million of other direct acquisition costs. Based in Redwood City, California, and covering the major California construction markets of Los Angeles, Silicon Valley, San Francisco and Sacramento, Rudolph and Sletten is an established building contractor and construction management company specializing in corporate campuses, healthcare, biotech, pharmaceutical and high-tech projects. The acquisition is intended to expand the Company’s building construction market presence on the west coast of the United States. In addition, the Company expects to realize significant synergy from the acquisition by deploying

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005 (continued)

[3] Acquisitions (continued)

(a)	Rudolph and Sletten, Inc. (continued)

Rudolph and Sletten’s resources in regional gaming and hospitality markets in California and other locations. The acquisition was effective as of October 3, 2005 and, accordingly, Rudolph and Sletten’s financial results are included in the Company’s consolidated results of operations and financial position beginning October 3, 2005.

The transaction was accounted for using the purchase method of accounting as required by SFAS No. 141, “Business Combinations”, including the allocation of the purchase price to the tangible and intangible assets of Rudolph & Sletten which has been finalized. The following table summarizes the fair value of the assets acquired and liabilities assumed as of October 3, 2005 (in thousands):

Current assets	$ 214,823
Property and equipment, net	17,625
Other long-term assets	1,758
Goodwill	13,590
Intangible assets	7,410
Total assets acquired	$ 255,206
Current liabilities	(194,388)
Other long-term liabilities	(2,803)
Long-term deferred tax liabilities	(2,555)
Total Acquisition Costs	$ 55,460

The $13.6 million of “Goodwill” referred to above has been allocated to the building construction segment and is not deductible for tax purposes. Goodwill and intangible assets with an indefinite life recorded in the acquisition were tested in 2005, 2006 and 2007 and will be tested periodically in the future for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets.”

The following table identifies the intangible assets acquired and their respective amortization period. The amounts assigned to intangible assets represent the Company’s estimate of the fair value of the intangible assets acquired as of October 3, 2005 and were based on an independent appraisal.

		Amortization
	Amount	Period
	(in thousands)

Construction contract backlog	$ 1,840	3 years
Customer relationships	2,300	10 years
Non-compete agreements	2,400	5 years
Rudolph and Sletten trademark	850	n.a.
Construction permits and licenses	20	1 year
Total intangible assets acquired	$ 7,410

(b) Unaudited Pro Forma Results of Operations

The acquisition of Rudolph and Sletten was effective as of October 3, 2005 and, accordingly, the Company’s 2005 results include Rudolph and Sletten for only the fourth quarter of 2005. The following pro forma financial information presents the results of the Company, assuming Rudolph and Sletten was acquired on January 1, 2005 (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005 (continued)

[3] Acquisitions (continued)

(b) Unaudited Pro Forma Results of Operations (continued)

Year Ended
Dec. 31, 2005
Pro forma (unaudited)

Revenues	$ 2,197,324
Gross Profit	$ 96,369
Net Income	$ 6,574

Basic earnings per common share	$ 0.31
Diluted earnings per common share	$ 0.30

The pro forma results have been prepared for comparative purposes only and include certain adjustments such as (i) increased interest expense on acquisition debt; (ii) adjustments to depreciation expense resulting from the adjustment of fixed asset bases to fair value at acquisition; (iii) additional amortization expense related to intangible assets arising from the acquisition; and (iv) to reflect a statutory income tax rate on the pretax income of Rudolph and Sletten as well as on the applicable pro forma income adjustments made. In addition, the pro forma results include adjustments to reflect (i) the elimination of a non-recurring gain on sale of certain real estate properties by Rudolph and Sletten in 2005 that were specifically excluded from the acquisition, and (ii) the elimination of compensation and payroll burden expense of certain Rudolph and Sletten executives who resigned in accordance with the terms of the stock purchase agreement. The pro forma results are not necessarily indicative either of the results of the operations that actually would have resulted had the acquisition been in effect on January 1, 2005, or of future results.

[4] Financial Commitments

Long-term Debt

Long-term debt of the Company at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006

Borrowings under term loan at an average rate of 7.2% in 2006	$ -	$ 22,500
Mortgage on corporate headquarters building, at a rate of 8.96%
payable in equal monthly installments over a ten year period, with a balloon
payment of approximately $5.3 million in 2010	6,123	6,370
Mortgage on office building at a rate of 5.68% payable in equal monthly installments
over a five year period, with a balloon payment of $1.4 million in 2008	1,456	1,513
Mortgage on office building at a rate of 7.16% payable in equal monthly installments
over a five year period, with a balloon payment of $1.5 million in 2011	1,711	1,754
Other mortgages	1,407	1,806
Other indebtedness, primarily equipment financing at rates ranging from 0% to 7.0%	10,035	14,799
Total	$ 20,732	$ 48,742
Less – current maturities	7,374	14,607
Net long-term debt	$ 13,358	$ 34,135

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005 (continued)

[4] Financial Commitments (continued)

Payments required under these obligations amount to approximately $7,374 in 2008, $3,671 in 2009, $7,843 in 2010 and $1,844 in 2011.

On February 22, 2007, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and three participant lenders (the “Amended Agreement”). The Amended Agreement amends and restates in its entirety the Company’s previously existing credit agreement dated as of October 14, 2005, as amended through April 13, 2006 (the “Prior Agreement”).

The Amended Agreement provides for a secured revolving credit facility (the “Revolving Facility”) of up to $125 million, which can be expanded to $175 million in the future with the consent of the lenders. This represents an increased borrowing capacity from the Prior Agreement, which provided for a revolving credit facility of $50 million, plus a term loan in the original amount of $30 million, of which $22.5 million was outstanding at December 31, 2006. The term loan was paid in full on February 22, 2007 in conjunction with the closing of the Amended Agreement. The Company has not borrowed under its available revolving credit facilities during 2007 and 2006 but has utilized them for letters of credit. Accordingly, at December 31, 2007, the Company has $113.5 million available to borrow under the Revolving Facility.

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

The fair value of the balance outstanding under the Amended Agreement equals the carrying value of zero. For fixed rate debt, fair value is determined based on discounted cash flows for the debt at the Company’s current incremental borrowing rate for similar types of debt. The estimated fair value of fixed rate debt at December 31, 2007 and 2006 is $21.2 million and $26.5 million, respectively, compared to the carrying amount of $20.7 million and $26.2 million, respectively.

Leases

The Company leases certain construction equipment, vehicles and office space under non-cancelable operating leases. Future minimum rent payments under non-cancelable operating leases as of December 31, 2007 are as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005 (continued)

[4] Financial Commitments (continued)

Amount

2008	$ 6,425
2009	4,564
2010	2,846
2011	1,371
2012	989
Thereafter	2,314
Subtotal	$ 18,509

Less - Sublease rental agreements	(251)

Total	$ 18,258

Rental expense under operating leases of construction equipment, vehicles and office space was $7,492 in 2007, $7,191 in 2006, and $10,531 in 2005.

[5] Income Taxes

The provision for income taxes is comprised of the following (in thousands):

	Federal	State	Total

2007
Current	$ 61,198	$ 6,751	$ 67,949
Deferred	(9,593)	(1,075)	(10,668)
	$ 51,605	$ 5,676	$ 57,281
2006
Current	$ 11,564	$ 1,316	$ 12,880
Deferred	13,931	1,342	15,273
	$ 25,495	$ 2,658	$ 28,153
2005
Current	$ 1,417	$ 3,594	$ 5,011
Deferred	781	(2,920)	(2,139)
	$ 2,198	$ 674	$ 2,872

The table below reconciles the difference between the statutory federal income tax rate and the effective rate provided for income before income taxes in the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005 (continued)

[5] Income Taxes (continued)

	2007	2006	2005

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.6	2.9	(0.2)
Secondary offering costs	-	-	2.9
Officer's compensation	-	3.2	4.8
Other	(0.5)	(0.7)	(1.0)
Effective tax rate	37.1%	40.4%	41.5%

The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 2007 and 2006 (in thousands):

	2007	2006
Deferred Tax Assets
Construction contract accounting	$ 2,126	$ 1,432
Timing of expense recognition	20,665	10,358
Other, net	-	71
Deferred tax assets	$ 22,791	$ 11,861

Deferred Tax Liabilities
Joint ventures - construction	$ (5,723)	$ (5,136)
Fixed assets, due primarily to purchase accounting	(8,332)	(8,226)
Intangible assets, due primarily to purchase accounting	(2,636)	(2,647)
Other	(236)	(656)
Deferred tax liabilities	$ (16,927)	$ (16,665)

Net deferred tax asset (liability)	$ 5,864	$ (4,804)

The net deferred tax asset (liability) as of December 31, 2007 and 2006 is classified in the Consolidated Balance Sheets based on when the future benefit (expense) is expected to be realized as follows (in thousands):

	2007	2006

Short-term deferred tax asset (liability)	$ 7,988	$ (852)
Long-term deferred tax liability	(2,124)	(3,952)
	$ 5,864	$ (4,804)

No valuation allowance for deferred tax assets was recorded at December 31, 2007 and 2006 since the Company believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005 (continued)

[5] Income Taxes (continued)

As of December 31, 2007, the Company identified and reviewed potential uncertainties related to taxes upon the adoption of FIN 48 and determined that the exposure to those uncertainties did not have a material impact on the Company’s results of operations or financial condition.

[6] Other Assets, Other Long-term Liabilities and Other Income, Net

Other Assets, Other Long-term Liabilities and Other Income, Net consist of the following (in thousands) for the periods presented:

Other Assets
	2007	2006
Land held for sale (Note 13)	$ 407	$ 974
Deferred expenses	1,348	749
Other investments	432	529
Intangible assets (Note 3)	4,141	5,408
	$ 6,328	$ 7,660

Other Long-term Liabilities
	2007	2006
Employee benefit related liabilities	$ 2,189	$ 2,186
Minimum pension liability adjustment (Note 7)	5,892	13,298
Subcontractor insurance program (Note 1)	26,966	12,737
Deferred and other tax liabilities	3,244	3,952
Deferred lease incentive	1,571	1,524
	$ 39,862	$ 33,697

Other Income, Net
	2007	2006	2005
Interest income	$ 13,811	$ 4,323	$ 1,040
Gain (loss) from land sales, net (Note 13)	566	(394)	1,566
Gain on sale of property used in operations	1,585	-	-
Bank fees	(683)	(712)	(597)
Stock registration expense	-	(222)	(576)
Miscellaneous income (expense), net	82	(414)	(462)
	$ 15,361	$ 2,581	$ 971

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005 (continued)

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R)”, which requires an employer to recognize the over funded or under funded status of defined benefit and other post-retirement plans as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through an adjustment to accumulated other comprehensive income (loss) in stockholders’ equity. Since the Company had recognized the under funded status of its defined benefit pension plan in its financial statements in previous years and since the Company’s defined benefit pension plan was frozen in 2004 such that the projected benefit obligation equals the accumulated benefit obligation, the adoption of the provisions of SFAS No. 158 did not have a significant impact on the consolidated financial statements.

In addition, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its fiscal year-end, with limited exceptions. The Company historically has used the date of its fiscal year-end as its measurement date.

Net pension cost for 2007, 2006 and 2005 follows (in thousands):

	2007	2006	2005

Interest cost on projected benefit obligation	$ 4,490	$ 4,382	$ 4,185
Expected return on plan assets	(4,536)	(4,247)	(4,132)
Recognized actuarial loss	2,261	2,453	1,660
Net pension cost	$ 2,215	$ 2,588	$ 1,713

Actuarial assumptions used to determine net pension cost:
Discount rate	5.86%	5.62%	5.75%
Long-term rate of return on assets	7.50%	7.50%	7.50%
Rate of increase in compensation	n.a.	n.a.	n.a.

The expected long-term rate of return on assets assumption will remain at 7.50% for 2008. The expected long-term rate of return on assets assumption was developed considering historical and future expectations for returns for each asset class.

The target asset allocation for the Company’s pension plan by asset category for 2008 and the actual asset allocation at December 31, 2007 and 2006 by asset category are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005 (continued)

[7] Employee Benefit Plans (continued)

	Percentage of Plan Assets at December 31,
	Target
	Allocation
Asset Category	2008	2007	2006

Equity securities:
Domestic	60.0%	60.9%	61.4%
International	15.0	18.4	17.9
Fixed income securities	25.0	20.7	20.1
Other	0.0	0.0	0.6
Total	100.0%	100.0%	100.0%

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

International investments consist primarily of large capitalization equities. During 2007, the domestic equity portfolio was transferred to funds of hedge funds, with the goal of generating returns in excess of traditional equity funds. Investments are broadly diversified by strategy and manager. As of December 31, 2007, plan assets included approximately $40.1 million of investments in funds of hedge funds which have non-readily determinable fair values. Estimates of fair value of these funds are determined using the best information available. The fixed income allocation comprises a high yield mutual fund which invests primarily corporate bonds with an average rating of B.

The Company expects to contribute $2.0 million to its defined benefit pension plan in 2008.

Future benefit payments under the plans are estimated as follows (in thousands):

Amount
2008	$ 4,740
2009	4,865
2010	5,009
2011	5,160
2012	5,276
2013 – 2017	28,503

The following tables provide a reconciliation of the changes in the fair value of assets in the plan and plan benefit obligations during the two year period ended December 31, 2007, and a statement of the funded status as of December 31, 2007 and 2006 (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005 (continued)

[7] Employee Benefit Plans (continued)

	2007	2006
Change in Fair Value of Plan Assets
Balance at beginning of year	$ 62,659	$ 53,526
Actual return on plan assets	4,505	7,022
Company contribution	3,397	6,157
Benefit payments	(4,218)	(4,046)
Balance at end of year	$ 66,343	$ 62,659

Change in Projected and Accumulated Benefit Obligations
Balance at beginning of year	$ 78,311	$ 78,638
Interest cost	4,490	4,382
Actuarial gain	(3,945)	(663)
Benefit payments	(4,218)	(4,046)
Balance at end of year	$ 74,638	$ 78,311

	2007	2006
Funded Status
Funded status at December 31,	$ (8,295)	$ (15,652)

Amounts recognized in Consolidated Balance Sheets consist of:
Current liabilities	$ (210)	$ (168)
Long-term liabilities	(8,085)	(15,484)

Net amount recognized in Consolidated Balance Sheets	$ (8,295)	$ (15,652)

Amounts not yet reflected in net periodic benefit cost and
included in accumulated other comprehensive loss:
Accumulated loss	$ (17,517)	$ (23,692)
Accumulated other comprehensive loss	(17,517)	(23,692)
Cumulative Company contributions in excess of net periodic benefit cost	9,222	8,040
Net amount recognized in Consolidated Balance Sheets	$ (8,295)	$ (15,652)

The estimated amount of the net accumulated loss that will be amortized from accumulated other comprehensive loss into net period benefit cost in 2008 is $1.6 million. There was no change in accumulated other comprehensive loss as a result of the application of SFAS No. 158 in 2006.

	2007	2006
Actuarial assumptions used to determine benefit obligation:
Discount rate	6.41%	5.86%
Rate of increase in compensation	n.a.	n.a.
Measurement date	December 31	December 31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005 (continued)

[7] Employee Benefit Plans (continued)

Other comprehensive loss attributable to the net gain arising during the period plus the amortization of the loss during the period pursuant to SFAS No. 158 amounted to decreases of $6.2 million in 2007 and $5.9 million in 2006. Other comprehensive loss attributable to a change in the additional minimum pension liability recognized pursuant to SFAS No. 87, “Employers’ Accounting for Pensions” amounted to increases of $0.6 million in 2005 and $29.0 million in prior years. The cumulative net amount of $17.5 million represents the excess of the projected benefit obligations of the Company’s pension plans over the fair value of the plans’ assets as of December 31, 2007, compared to a $9.2 million pension asset previously recognized. The net amount of $8.3 million is reflected as a liability as of December 31, 2007 (see above) with the offset being a reduction in stockholders’ equity. Adjustments to the amount of this pension liability will be recorded in future years, as required, based upon periodic re-evaluation of the funded status of the Company’s pension plans.

The Company’s plans have benefit obligations in excess of the fair value of the plans’ assets. The following table provides information relating to each of the plans’ benefit obligations compared to the fair value of its assets as of December 31, 2007 and 2006 (in thousands):

	2007			2006
		Benefit			Benefit
	Pension	Equalization		Pension	Equalization
	Plan	Plan	Total	Plan	Plan	Total

Projected benefit obligation	$ 71,764	$ 2,874	$ 74,638	$ 75,370	$ 2,941	$ 78,311
Accumulated benefit obligation	$ 71,764	$ 2,874	$ 74,638	$ 75,370	$ 2,941	$ 78,311
Fair value of plan assets	$ 66,343	$ -	$ 66,343	$ 62,659	$ -	$ 62,659

Projected benefit obligation
greater than Fair value of
plan assets	$ 5,421	$ 2,874	$ 8,295	$ 12,711	$ 2,941	$ 15,652

Accumulated benefit obligation
greater than Fair value of
plan assets	$ 5,421	$ 2,874	$ 8,295	$ 12,711	$ 2,941	$ 15,652

The Company has a contributory Section 401(k) plan which covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The 401(k) expense provision approximated $3.7 million in 2007, $2.9 million in 2006 and $1.8 million in 2005. The Company’s contribution is based on a non-discretionary match of employees’ contributions, as defined.

The Company has an incentive compensation plan for key employees which is generally based on the Company’s achievement of a certain level of profit.

The Company also contributes to various multi-employer union retirement plans under collective bargaining agreements which provide retirement benefits for substantially all of its union employees. The aggregate amounts provided in accordance with the requirements of these plans were approximately $25.9 million in 2007, $15.3 million in 2006 and $7.4 million in 2005. The Multi-employer Pension Plan Amendments Act of 1980 defines certain employer obligations under multi-employer plans. Information regarding union retirement plans is not available from plan administrators to enable the Company to determine its share of any unfunded vested liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005 (continued)

[7] Employee Benefit Plans (continued)

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

[8] Capital Stock and Stock Purchase Warrants

(a) $21.25 Convertible Exchangeable Preferred Stock (“$21.25 Preferred Stock”)

In June 1987, the Company received net proceeds of approximately $23.6 million from the sale of 1,000,000 $2.125 Depositary Convertible Exchangeable Preferred Shares (each Depositary Share representing ownership of 1/10 of a share of $21.25 Convertible Exchangeable Preferred Stock, $1 par value) (“Depositary Shares”) at a price of $25 per Depositary Share. Annual dividends were $2.125 per Depositary Share and were cumulative. Generally, the liquidation preference value was $25 per Depositary Share plus any accumulated and unpaid dividends. In conjunction with the covenants of certain of the Company’s prior credit agreements, the Company was required to suspend the payment of quarterly dividends on its Depositary Shares until certain financial criteria were met. Dividends on the Depositary Shares had not been declared since 1995 (although they were fully accrued due to the “cumulative” feature of the Depositary Shares).

In June 2003, the Company completed a tender offer whereby the Company purchased and immediately retired 440,627 Depositary Shares at a purchase price of $25 per share, net to the seller in cash without interest.

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

(b) Stock Purchase Warrants

In connection with an amended credit agreement effective January 17, 1997, certain banks received stock purchase warrants to purchase up to 420,000 shares of the Company’s Common Stock at a purchase price of $8.30 per share, subject to certain anti-dilution adjustments in the event of certain distributions and other corporate events, at any time during the ten year period ending January 17, 2007. Prior to 2006, 333,312 warrants were exercised. The remaining balance of 86,688 warrants outstanding as of December 31, 2006 was exercised on January 12, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005 (continued)

[9] Stock-Based Compensation

In May 2004, the Company’s stockholders approved the adoption of the 2004 Stock Option and Incentive Plan which provided that up to 1,000,000 shares of the Company’s Common Stock will be available for the granting of stock-based compensation awards to key executives, employees and directors of the Company. In May 2006, the Company’s stockholders approved an amendment to the Plan that increased the number of shares of the Company’s common stock available for issuance thereunder from 1,000,000 shares to 3,000,000 shares. The Plan allows these stock-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, deferred stock awards and dividend equivalent rights. During 2004, restricted stock awards were granted to two executive officers of the Company. Upon the achievement of specified performance goals and/or service requirements during the period from 2004 to 2006, these restricted stock awards vested resulting in the issuance of 150,000 shares of the Company’s common stock in both 2005 and 2006. The grant date fair value of the restricted stock awards granted in 2004 was $4.7 million which was amortized and included as a component of “General and Administrative Expenses” in the Consolidated Statements of Income over the vesting period, including $0.6 million in 2006 and $3.3 million in 2005.

The Compensation Committee of the Company’s Board of Directors has approved the grant of 1,345,000 restricted stock units to certain of its executive officers and employees under the 2004 Stock Option and Incentive Plan. As of December 31, 2007, 315,000 restricted stock units vested and accordingly 315,000 shares of common stock were issued. Of the remaining 1,030,000 restricted stock units outstanding at December 31, 2007, 665,000 generally vest in three equal installments on January 1, 2008, 2009 and 2010, and 365,000 generally vest on January 1, 2010. Of the restricted stock units outstanding at December 31, 2007, 630,000 are subject only to the satisfaction of service requirements and the remaining 400,000 are subject to the satisfaction of both service requirements and achievement of certain pre-established pretax income performance criteria. Upon vesting, each restricted stock unit will be exchanged for one share of the Company’s common stock. The grant date fair value of the restricted stock units is $43.4 million based on the closing price of the Company’s common stock on the dates of grant. For the years ended December 31, 2007 and 2006, the Company recognized compensation expense of $14.4 million and $16.5 million, respectively, related to these restricted stock units and these amounts are included as a component of “General and Administrative Expenses” in the Consolidated Statements of Income. At December 31, 2007, there was $12.4 million of unrecognized compensation cost related to the non-vested restricted stock units outstanding which, absent significant forfeitures in the future, will be recognized over a weighted average period of 1.75 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005 (continued)

[9] Stock-Based Compensation (continued)

A summary of stock-based compensation awards related to the Company’s 2004 Stock Option and Incentive Plan is as follows:

		Weighted Average	Shares
	Number	Grant Date	Available
	of Shares	Fair Value	to Grant
Outstanding at December 31, 2004	300,000	$15.62	700,000
Issued	(150,000)	$15.62	-
Reacquired	-		23,813
Outstanding at December 31, 2005	150,000	$15.62	723,813
Approved Plan Amendment	-		2,000,000
Granted	1,295,000	$31.44	(1,295,000)
Issued	(300,000)	$23.58	-
Reacquired	-		23,813
Outstanding at December 31, 2006	1,145,000	$31.43	1,452,626
Granted	50,000	$53.22	(50,000)
Issued	(165,000)	$31.55	-
Reacquired	-		5,000
Outstanding at December 31, 2007	1,030,000	$32.47	1,407,626

The aggregate intrinsic value of the restricted stock units outstanding at December 31, 2007 is approximately $42.7 million.

In May 2000, the Company’s stockholders approved the adoption of the Special Equity Incentive Plan which provided that up to 3,000,000 shares of the Company’s Common Stock would be available for the granting of nonqualified stock options to key executives, employees and directors of the Company. Options are granted at not less than the fair market value on the date of grant, as defined. Options generally expire 10 years from the date of grant. Options outstanding under the Special Equity Incentive Plan are generally exercisable in three equal annual installments, on the date of grant and on the first and second anniversary of the date of grant. As of December 31, 2007, 2006 and 2005, all of the options outstanding were exercisable. A summary of stock option activity related to the Company’s Special Equity Incentive Plan is as follows:

		Option Price Per Share		Shares
	Number		Weighted	Available
	of Shares	Range	Average	to Grant
Outstanding at December 31, 2005	454,000	$3.13 - $4.50	$4.42	195,634
Exercised	(214,000)	$4.50	$4.50	-
Outstanding at December 31, 2006	240,000	$3.13 - $4.50	$4.36	195,634
Exercised	(203,500)	$3.13 - $4.50	$4.43	-
Outstanding at December 31, 2007	36,500	$3.13 - $4.50	$3.97	195,634

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005 (continued)

[9] Stock-Based Compensation (continued)

Options outstanding at December 31, 2007 and related weighted average price and life information follows:

				Weighted
				Average	Aggregate
Remaining	Grant	Options	Options	Exercise	Intrinsic
Life (Years)	Date	Outstanding	Exercisable	Price	Value

2.5	05/25/00	14,000	14,000	$3.13	$ 536,130
2.75	09/12/00	22,500	22,500	$4.50	830,700
Totals		36,500	36,500	$3.97	$ 1,366,830

[10] Unaudited Quarterly Financial Data

The following table sets forth unaudited quarterly financial data for the years ended December 31, 2007 and 2006

(in thousands, except per share amounts):

2007 by Quarter
	1st	2nd	3rd	4th
Revenues	$ 987,356	$ 1,151,620	$ 1,242,666	$ 1,246,716
Gross profit	$ 57,897	$ 64,902	$ 63,895	$ 62,200
Net income	$ 22,653	$ 27,578	$ 24,011	$ 22,872

Basic earnings per common share	$ 0.85	$ 1.03	$ 0.89	$ 0.85

Diluted earnings per common share	$ 0.84	$ 1.01	$ 0.87	$ 0.83

2006 by Quarter
	1st	2nd	3rd	4th
Revenues	$ 612,763	$ 712,462	$ 773,282	$ 944,332
Gross profit	$ 32,322	$ 37,016	$ 43,131	$ 56,926
Net income	$ 8,090	$ 4,561	$ 9,583	$ 19,302

Basic earnings per common share	$ 0.31	$ 0.16	$ 0.36	$ 0.73

Diluted earnings per common share	$ 0.30	$ 0.16	$ 0.36	$ 0.72

[11] Business Segments

Business segment information presented below was determined in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”.

The Company provides diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world. The Company’s construction business is conducted through three reportable segments: building, civil and management services. The building segment is comprised of Perini Building Company, James A. Cummings, Inc., and Rudolph and Sletten, Inc., and focuses on large, complex projects in the hospitality and gaming, sports and entertainment, educational, transportation, corrections, healthcare,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005 (continued)

[11] Business Segments (continued)

biotech, pharmaceutical and high-tech markets. The civil segment is comprised of Perini Civil Construction and Cherry Hill Construction, Inc., and focuses on public works construction primarily in the northeastern and mid-Atlantic United States including the repair, replacement and reconstruction of the public infrastructure such as highways, bridges, mass transit systems and wastewater treatment facilities. The management services segment provides diversified construction, design-build and maintenance services to the U.S. military and government agencies as well as surety companies and multi-national corporations in the United States and overseas.

During the years 2005 through 2007, the Company’s chief operating decision making group consisted of the Chairman and Chief Executive Officer, the President and Chief Operating Officer who is also the President of Perini Management Services, and the Chairman and Chief Executive Officer of Perini Building Company. During 2005 and 2006, the Company’s chief operating decision making group also included the President of Perini Civil Construction; however, this individual retired from the Company in March 2007. This group decides how to allocate resources and assess performance of the business segments. Generally, the Company evaluates performance of its operating segments on the basis of income from operations and cash flow. The accounting policies applied by each of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). The following tables set forth certain business and geographic segment information relating to the Company’s operations for each of the three years in the period ended December 31, 2007 (in thousands):

2007	Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Totals	Corporate		Total

Revenues	$ 4,248,814	$ 234,778	$ 144,766	$ 4,628,358	$ -		$ 4,628,358
Income (Loss) from Construction Operations	$ 127,426	$ (12,991)	$ 49,402	$ 163,837	$ (22,856)	(a)	$ 140,981
Assets	$ 995,303	$ 181,798	$ 23,697	$ 1,200,798	$ 453,317	(b)	$ 1,654,115
Capital Expenditures	$ 19,111	$ 4,504	$ 270	$ 23,885	$ -		$ 23,885

2006	Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Totals	Corporate		Total

Revenues	$ 2,515,051	$ 281,137	$ 246,651	$ 3,042,839	$ -		$ 3,042,839
Income from Construction Operations	$ 59,296	$ 1,772	$ 34,280	$ 95,348	$ (24,469)	(a)	$ 70,879
Assets	$ 717,467	$ 253,896	$ 27,430	$ 998,793	$ 197,199	(b)	$ 1,195,992
Capital Expenditures	$ 17,850	$ 3,453	$ 223	$ 21,526	$ -		$ 21,526

2005	Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Totals	Corporate		Total

Revenues	$ 1,181,103	$ 275,584	$ 276,790	$ 1,733,477	$ -		$ 1,733,477
Income (Loss) from Construction Operations	$ 29,277	$ (26,890)	$ 19,133	$ 21,520	$ (13,567)	(a)	$ 7,953
Assets	$ 463,885	$ 288,174	$ 39,357	$ 791,416	$ 123,840	(b)	$ 915,256
Capital Expenditures	$ 6,702	$ 5,500	$ 145	$ 12,347	$ -		$ 12,347

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005 (continued)

[11] Business Segments (continued)

(a)	Consists of corporate general and administrative expenses.

(b)	Consists principally of cash and cash equivalents, net deferred tax asset, land held for sale and other investments available for general corporate purposes.

Revenues from the Project CityCenter project and other projects in Las Vegas, Nevada for MGM MIRAGE in the building segment totaled approximately $1,495 million (or 32% of total revenues) in 2007, and approximately $452 million (or 15% of total revenues) in 2006. Revenues from various healthcare-related projects in California for Kaiser Foundation Health Plan, Inc. in the building segment totaled approximately $310 million (or 10% of total revenues) in 2006. Revenues from the Red Rock Casino Resort Spa project in Las Vegas, Nevada for Station Casinos, Inc. in the building segment totaled approximately $355 million (or 20% of total revenues) in 2005. Revenues from various agencies of the United States federal government in the management services segment totaled approximately $201 million (or 12% of total revenues) in 2005.

Information concerning principal geographic areas is as follows (in thousands):

	Revenues
	2007	2006	2005

United States	$ 4,494,976	$ 2,887,755	$ 1,543,289
Foreign and U.S. Territories	133,382	155,084	190,188

Total	$ 4,628,358	$ 3,042,839	$ 1,733,477

	Income from Construction Operations

	2007	2006	2005

United States	$ 114,986	$ 66,022	$ 2,970
Foreign and U.S. Territories	48,851	29,326	18,550
Corporate	(22,856)	(24,469)	(13,567)

Total	$ 140,981	$ 70,879	$ 7,953

Income (loss) from construction operations has been allocated geographically based on the location of the job site. Long-lived assets outside the United States are immaterial and therefore not presented.

[12] Related Party Transactions

As a condition to an investor group’s acquisition of shares of the Company’s Series B Preferred Stock for an aggregate of $30 million, which was approved by the stockholders in January 1997, the Company entered into an agreement with Tutor-Saliba Corporation (“Tutor-Saliba”), a California corporation engaged in the construction industry, and Ronald N. Tutor, Chief Executive Officer and primary beneficial owner of Tutor-Saliba, to provide certain management services, as defined. Tutor-Saliba participates in joint ventures with the Company, the Company’s share of which contributed $70.6 million (or 1.5%) $41.4 million (or 1.4%) and $39.2 million (or 2.3%) to the Company’s consolidated revenues in 2007, 2006 and 2005, respectively. In addition, in January 2008, Tutor-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005 (continued)

[12] Related Party Transactions (continued)

Saliba acquired a plumbing contractor which has subcontracts with the Company totaling approximately $63.7 million. The management agreement has generally been renewed annually by the Compensation Committee of the Company’s Board of Directors, which consists entirely of independent directors, under the same basic terms and conditions as the initial agreement except that the amount of the annual fee payable thereunder to Tutor-Saliba was increased effective March 15, 2006, from $800,000 to $900,000, and effective March 14, 2007, from $900,000 to $1,000,000. Effective December 1, 2001, Mr. Tutor was included as a participant in the Company’s incentive compensation plan. Since January 17, 1997, Mr. Tutor has been a member of the Company’s Board of Directors and an officer of Perini. Effective July 1, 1999, Mr. Tutor was elected Chairman of the Board of Directors and effective March 29, 2000 was elected Chairman and Chief Executive Officer. Compensation for his management services consists of (i) payments of $800,000 to Tutor-Saliba for the year ended December 31, 2005, $879,000 for the year ended December 31, 2006, and $979,000 for the year ended December 31, 2007; (ii) stock options and restricted stock awards granted to Mr. Tutor; and (iii) incentive compensation payable to Tutor-Saliba of $800,000 in 2005, $1,679,000 in 2006, and $977,000 in 2007. Stock options for 1,225,000 shares of common stock were granted to Mr. Tutor between January, 1997 and March, 2000. All of the stock options were granted at or above the fair market value price per share on the respective dates of grant. All of the stock options were exercised in 2004.

On April 5, 2006, Mr. Tutor was granted 450,000 restricted stock units under the Perini Corporation 2004 Stock Option and Incentive Plan, subject to vesting, as described in Note 9. Upon the satisfaction of the service and/or performance-based vesting requirements, the Company issued to Mr. Tutor 150,000 shares of common stock on June 30, 2006 and issued 150,000 additional shares of common stock to Mr. Tutor on June 30, 2007. The remaining 150,000 restricted stock units are scheduled to vest on June 30, 2008, subject to the satisfaction of certain service and performance-based vesting requirements. The grant date fair value of the restricted stock awards is $14.2 million which is being recorded as expense over the vesting period. Accordingly, expense related to these restricted stock awards of $9.1 million and $4.0 million was recorded in 2007 and 2006, respectively.

The Company issued to Mr. Tutor 75,000 shares of common stock on June 30, 2005 and 75,000 additional shares of common stock to Mr. Tutor on June 30, 2006 based on the completion of certain service requirements. The grant date fair value of these restricted stock awards was $2.5 million which was recorded as expense over the vesting period. Expense related to these restricted stock awards of $0.4 million and $2.0 million was recorded in 2006 and 2005, respectively.

The investors that provided $40 million of new equity in the Company on March 29, 2000 consist of Tutor-Saliba (see above), O&G Industries, Inc. (“O&G”), a participant in certain construction joint ventures with the Company, and National Union Fire Insurance Company of Pittsburgh, Pa., a wholly owned subsidiary of American International Group, Inc. (“AIG”), one of the Company’s sureties and a provider of insurance and insurance related services to the Company. These investors participated in a secondary public stock offering which was completed in December 2005. In addition, in 2005 Tutor-Saliba exercised its call right under an existing shareholders’ agreement to purchase 2,352,941 shares owned by AIG at a predetermined rate, as defined. The cumulative holdings of each of the investors as of December 31, 2007, 2006 and 2005 were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005 (continued)

[12] Related Party Transactions (continued)

	Number of Common Shares
	Tutor-Saliba	O&G	AIG

Balance at December 31, 2004	3,112,288	2,502,941	2,659,846
Sold in secondary offering	(1,500,000)	(700,000)	(306,905)
Exercise of call option per Shareholders' Agreement	2,352,941	-	(2,352,941)
Balance at December 31, 2005	3,965,229	1,802,941	-
Sold or donated	(930,000)	(150,000)	-
Balance at December 31, 2006	3,035,229	1,652,941	-
Sold	(3,035,229)	(1,052,941)	-
Balance at December 31, 2007	-	600,000	-

Percentage of total common shares outstanding	0.00%	2.22%	0.00%

O&G participates in joint ventures with the Company, the Company’s share of which contributed $3.1 million (or less than 1%), $37.9 million (or 1.2%) and $38.4 million (or 2.2%) to the Company’s consolidated revenues in 2007, 2006 and 2005, respectively.

[13] Land Held for Sale

As of December 31, 2007, land held for sale consists of approximately 20 fully developed acres in Raynham, Massachusetts. Management’s plan is to continue to market the remaining land for sale in this development as a bulk sale or as individual parcels over an estimated 24 to 36 month “sell off” period.

During the year ended December 31, 2007, 10 acres were sold resulting in a net gain of $0.6 million. During the year ended December 31, 2006, 2 acres were sold resulting in a net loss of $0.4 million and during the year ended December 31, 2005, 28 acres were sold resulting in a net gain of $1.6 million. (See Note 6.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Perini Corporation

Framingham, Massachusetts

We have audited the accompanying consolidated balance sheets of Perini Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/Deloitte & Touche LLP

Boston, Massachusetts

February 28, 2008

Exhibit Index

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Act of 1934 and are referred to and incorporated herein by reference to such filings.

Exhibit 3.	Articles of Incorporation and By-laws

	3.1	Restated Articles of Organization (incorporated by reference to Exhibit 4 to Form S-2 (File No. 33-28401) filed on April 28, 1989).

	3.2	Articles of Amendment to the Restated Articles of Organization of the Perini Corporation (incorporated by reference to Exhibit 3.2 to Form S-1 (File No. 333-111338) filed on December 19, 2003).

	3.3	Articles of Amendment to the Articles of Organization of Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 12, 2000).

	3.4	Amended and Restated By-laws of Perini Corporation (incorporated by reference to Exhibit 3.2 of Form 8-K (File No. 001-06314) filed on February 14, 1997).

	3.5	Amendment No. 1 to the Amended and Restated By-laws of Perini Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed on April 12, 2000).

Exhibit 4.	Instruments Defining the Rights of Security Holders, Including Indentures

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

Exhibit Index

(Continued)

Exhibit 10.	Material Contracts

10.1*

Perini Corporation Amended and Restated (2004) General Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to Form S-1 (File No. 333-111338) filed on March 8, 2004).

10.2*

Perini Corporation Amended and Restated (2004) Construction Business Unit Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to Form S-1 (File No. 333-111338) filed on March 8, 2004).

10.3*

Management Agreement dated as of January 17, 1997 by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation (incorporated by reference to Exhibit 10.16 to Perini Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).

10.4*

Amendment No. 1 dated as of December 23, 1998 to the Management Agreement by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation (incorporated by reference to Exhibit 10.4 to Form S-1 (File No. 333-111338) filed on December 19, 2003).

10.5*

Amendment No. 2 dated as of December 31, 1999 to the Management Agreement by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation (incorporated by reference to Exhibit 10.31 to Perini Corporation’s. Quarterly Report on Form 10-Q for the period ended March 31, 2000 filed on May 9, 2000).

10.6*

Amendment No. 3 dated as of December 31, 2000 to the Management Agreement by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation. (incorporated by reference to Exhibit 10.6 to Form S-1 (File No. 333-111338) filed on December 19, 2003).

10.7*

Amendment No. 4 dated as of December 31, 2001 to the Management Agreement by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation (incorporated by reference to Exhibit 10.36 to Perini Corporation’s. Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).

10.8*

Amendment No. 5 dated as of December 31, 2002 to the Management Agreement by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation (incorporated by reference to Exhibit 10.8 to Form S-1 (File No. 333-111338) filed on December 19, 2003).

	10.9*	Special Equity Incentive Plan (incorporated by reference to Exhibit A to Perini Corporation’s Proxy Statement for the Annual Meeting of Stockholders dated April 19, 2000).

Exhibit Index

(Continued)

10.10*	Perini Corporation 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit D to Perini Corporation’s Proxy Statement for the Annual Meeting of Stockholders dated April 20, 2004).

10.11

Promissory Note dated as of September 6, 2000 by and among Mt. Wayte Realty, LLC (a wholly owned subsidiary of Perini Corporation) and The Manufacturers Life Insurance Company (U.S.A.) (incorporated by reference to Exhibit 10.34 to Perini Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2000 filed on November 6, 2000).

10.12*

Amendment No. 6 dated as of January 1, 2004 to the Management Agreement by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Form S-1 (File No. 333-111338) filed on February 10, 2004).

10.13*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Form S-1 (File No. 333-111338) filed on February 10, 2004).

10.14*

Amendment No. 7 dated as of September 15, 2004 to the Management Agreement by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation (incorporated by reference to Exhibit 10.2 to Perini Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 filed on November 5, 2004).

10.15*

Amendment No. 8 dated as of December 15, 2004 to the Management Agreement by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 16, 2004).

10.16*

Form of Restricted Stock Unit Award Agreement under the Perini Corporation 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.24 to Perini Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 4, 2005).

10.17

Amended and Restated Credit Agreement dated October 14, 2005 among Perini Corporation, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as Arranger, and the Lenders Party thereto (incorporated by reference to Exhibit 10.2 to Perini Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 filed on November 4, 2005).

10.18

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

Exhibit Index

(Continued)

10.19

First Amendment and Waiver dated as of February 23, 2006 to Amended and Restated Credit Agreement among Perini Corporation, Bank of America, N.A., as Administrative Agent, and the lenders (incorporated by reference to Exhibit 10.29 to Perini Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 10, 2006).

10.20*

Amendment No. 9 dated as of March 15, 2006 to the Management Agreement by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 5, 2006).

10.21

Amended and Restated Credit Agreement, dated February 22, 2007 among Perini Corporation, the subsidiaries of Perini identified therein, Bank of America, N.A. and the other lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 27, 2007).

10.22*

Amendment No. 10 dated as of March 14, 2007 to the Management Agreement by and among the Company, Ronald N. Tutor and Tutor-Saliba Corporation (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 9, 2007).

10.23*

Restricted Stock Unit Award Agreement under the Perini Corporation 2004 Stock Option and Incentive Plan dated as of September 26, 2007 between the Company and Kenneth R. Burk (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 9, 2007).

Exhibit 21	Subsidiaries of Perini Corporation - filed herewith.

Exhibit 23	Consent of Independent Registered Public Accounting Firm - filed herewith

Exhibit 24	Power of Attorney - filed herewith.

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

* Management contract or compensatory arrangements required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.