Form 10-K/A
period 2007-12-31
PERINI CORP
filed 2008-04-29
CIK 77543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-6314

Perini Corporation

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Massachusetts	04-1717070
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

73 Mt. Wayte Avenue, Framingham, Massachusetts	01701
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s telephone number, including area code): (508) 628-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1.00	The New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $1,536,676,616 as of June 30, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of February 15, 2008, 27,147,000 shares of the registrant’s common stock, $1.00 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PERINI CORPORATION

FORM 10-K/A

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment” ) is to amend and restate Part III, Items 10 through 14 of the Annual Report on Form 10-K of Perini Corporation (the “Company,” “ we,” “our,” or “Perini” ) for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission (the “SEC” ) on February 28, 2008 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which permits registrants to incorporate by reference certain information from a definitive proxy statement in connection with the election of directors. The Company is filing this Amendment because the Company’s definitive proxy statement for its 2008 annual meeting will be filed more than 120 days after the end of the Company’s fiscal year. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. This Amendment also includes the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). As no financial statements are contained within this Amendment, we do not include the certifications pursuant to Section 906 of Sarbanes-Oxley.

Except as described in this Explanatory Note, no other information in the Original Form 10-K is modified or amended hereby (other than the omission of the Exhibits and Financial Statement Schedules that were filed only with the Original Form 10-K), and this Amendment does not otherwise reflect events occurring after the original filing date of February 28, 2008. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Registrant

The following table shows, as of February 28, 2008, the names and ages of our current directors. Information relating to our executive officers is set forth in Part I of our Annual Report on Form 10-K filed on February 28, 2008, and is hereby incorporated herein by reference.

Name	Age	Position (as of March 1)	Term of Office
Ronald N. Tutor	67	Chairman of the Board, and Chief Executive Officer	2010
Robert Band	60	Director, President, and Chief Operating Officer	2009
Michael R. Klein	65	Vice-Chairman of the Board, Director	2009
Peter Arkley	53	Director	2008
Raymond R. Oneglia	59	Director	2008
Robert L. Miller	67	Director	2009
Willard W. Brittain, Jr.	60	Director	2010
Robert A. Kennedy	72	Director	2010

Ronald N. Tutor has served as our Chief Executive Officer since March 2000, as Chairman since July 1999, and as a director since January 1997. Mr. Tutor also serves as Chairman, President and Chief Executive Officer of Tutor-Saliba Corporation, a privately-held California corporation engaged in the construction industry. On April 2, 2008, we agreed to a merger with Tutor-Saliba Corporation and signed a definitive merger agreement to effect the transaction. Completion of the merger is subject to various conditions, including approval of our shareholders. A summary of the merger agreement and several related agreements (including a five-year employment agreement with Mr. Tutor), along with copies of the agreements, are included in our Current Report on Form 8-K filed with the SEC on April 7, 2008.

Robert Band has served as a director since May 1999. He has also served as Chief Operating Officer since March 2000 and as President since May 1999. He has served as President of Perini Management Services, Inc. since 1996. He has served in various operating and financial positions with Perini Corporation since 1973, including Executive Vice President and Chief Financial Officer from 1997-1999. He also serves as a director of Jewish Family Services of Metrowest, a not-for-profit entity.

Michael R. Klein has served as a director since January 1997 and as Vice Chairman of our Board since September 2000. He is also the designated Lead Director. Mr. Klein, a private investor, serves as Chairman of the Board of Directors and member of the Nominating Committee of CoStar Group, Inc., a publicly held provider of commercial real estate information, as Chairman of the Sunlight Foundation, a non-profit organization and as Chairman of the Board of Le Paradou, LLC, a privately held company. He is also the Lead Director and member of the Governance Committee of SRA International, Inc., a publicly-traded provider of technology and strategic consulting services and solutions, and a director of AStar Air Cargo, Inc., and OZ Fitness, Inc., which are privately held. Mr. Klein was a partner of the law firm Wilmer Cutler Pickering from 1974 until 2004, and when Wilmer Cutler Pickering merged with the law firm Hale and Dorr LLP in 2004 became a partner of Wilmer Cutler Pickering Hale and Dorr LLP until his retirement in 2005.

Peter Arkley has served as a director since May 2000. He has served as the President/CEO of AON Construction Services Group, an insurance and bonding brokerage firm, since 2006 and prior to that was Managing Principal of Aon Risk Services, Inc. since 1994. He is also a director of Valley Crest Companies, a privately-held company, and of Greater Los Angeles Zoo Association, a non-profit organization.

Raymond R. Oneglia has served as a director since March 2000. He has also served as Vice Chairman of the Board of Directors of O&G Industries, Inc., a Connecticut corporation engaged in the construction industry, since 1997 and has served in various operating and administrative capacities since 1970.

Robert L. Miller has served as a director since 2004. In 1979, he cofounded West Venture Development Co., a homebuilding and commercial real estate company, and acted as President until its sale in 1991. Previously he was a construction manager with Morrison-Knudsen Inc. He was chairman of the board of Monroc Corp., a public concrete and aggregate company based in Salt Lake City, Utah from 1995-1998. He is presently on the valuations committee of Caltius Mezzanine Partners, a capital source company in Los Angeles. Since 2000, he is a principal in Robert L. Miller & Assoc., Inc., a real estate development firm.

Willard W. Brittain, Jr. became a director in November 2004. He has served as Chairman and Chief Executive Officer of Professional Resources on Demand, a private senior executive staffing company since 2002. He previously served as Chief Operating Officer of PwC Consulting since 2000, and Chief Operating Officer of PricewaterhouseCoopers, LLP since 1997. Mr. Brittain also serves on the board of Analysts International, where he is a member of the audit and compensation committees, and DaVita Corporation, where he serves on the compliance and public policy committees. Both are publicly held companies.

Robert A. Kennedy has served as a director since March 2000. He has been an independent financial consultant since 2003. From 1993 to 2003, Mr. Kennedy served in various capacities, including as Vice President of Special Projects, for The Union Labor Life Insurance Company, a provider of insurance and financial services to its union members and related trust funds.

Officers

The Company’s officers are elected on an annual basis at the Board of Directors Meeting immediately following the annual meeting of shareholders, to hold such offices until the Board of Directors Meeting following the next annual meeting of shareholders and until their respective successors have been duly appointed or until their tenure has been terminated by the Board of Directors, or until their earlier resignation, removal or death.

Directors

Our Board of Directors (“Board”) currently has eight directors. In accordance with our By-Laws and the requirements of the Massachusetts Business Corporations Act, our Board is divided into three classes, with each Director serving for a term of three years. As a consequence, the term of only one class of Directors expires each year, and their successors are elected for terms of three years. At each annual meeting of stockholders, the successors to one class of directors then serving are elected to serve from the time of their election and qualification until the third annual meeting following their election or until their successors have been duly elected and qualified, or until their earlier resignation, removal or death.

Our Board is comprised of six directors (Mr. Oneglia, Mr. Klein, Mr. Brittain, Mr. Miller, Mr. Kennedy, and Mr. Arkley) who qualify as independent directors pursuant to the corporate governance standards for companies listed on the New York Stock Exchange (“NYSE”). In determining independence pursuant to NYSE standards, each year the Board determines whether directors have a direct or indirect material relationship with the Company, including its subsidiaries, that may interfere with their ability to exercise their independence from the Company. Material relationships can include commercial, industrial, banking, consulting, legal, accounting, charitable, and familial relationships, among others. In evaluating the independence of each non-employee director, the Board considered several factors. With respect to Mr. Oneglia, the Board considered the relationship between O&G Industries, Inc., of which Mr. Oneglia is Vice Chairman of the Board and a principal stockholder, and Perini including the construction joint ventures between Perini and O&G Industries. The Board determined that the joint ventures did not impact Mr. Oneglia’s independence from Perini management because (1) the joint ventures are formed for the limited purposes of performing specific contractual requirements for owners as is commonplace in the construction business, (2) Mr. Oneglia is not personally involved in the management of these joint ventures and (3) Perini and O&G have an equal vote in the governance of such joint ventures. With respect to Mr. Arkley, the Board considered the relationship between AON Risk Services (AON), of which Mr. Arkley is President of the Construction Services Group, and Perini, an insurance and bonding client of AON. The Board has determined that his independence from Perini management is not impacted because (1) services provided by AON are supplied to Perini on similar terms as to AON’s other clients and (2) Mr. Arkley is not involved in the day to day management of the Perini relationship. No other independent directors had material relationships with Perini other than in their capacities as directors.

Corporate Governance

Committees of the Board of Directors

Our bylaws authorize our Board to appoint one or more committees, each consisting of one or more directors. The Board currently has three standing committees: an Audit Committee, a Corporate Governance and Nominating Committee and a Compensation Committee.

Audit Committee

Our Board has an Audit Committee, which consists of Willard W. Brittain, Jr. (Chair), Michael R. Klein, Raymond R. Oneglia and Robert A. Kennedy. Each of the members of the Audit Committee meets the independence and experience requirements of the rules of the NYSE and the Securities and Exchange Commission, as affirmed by the Board. Based upon review of his qualifications, the Board has designated Mr. Brittain as the Committee’s “financial expert”, as defined by Item 407 of Regulation S-K. The primary duties and responsibilities of the Audit Committee are to:

1.	Oversee the integrity of our internal controls, financial systems and financial statements;

2.	Review the quarterly unaudited and annual audited financial statements with management and the independent auditor;

3.	Appoint and evaluate the independent auditor and monitor and evaluate the auditor’s qualifications and independence;

4.	Oversee compliance with legal and regulatory requirements;

5.	Meet with the independent auditor in executive session at least annually;

6.	Monitor the performance of both our internal and external auditors; and

7.	Annually review the Audit Committee’s charter and performance.

The Audit Committee has the authority to retain special legal, accounting or other consultants to advise the Committee.

Corporate Governance and Nominating Committee

Our Board has a Corporate Governance and Nominating Committee, which consists of Michael R. Klein (Chair), Peter Arkley, and Raymond R. Oneglia. Each member of the Committee is an independent director, as defined by the NYSE and as affirmed by the Board. The duties of the Corporate Governance and Nominating Committee include:

1.	Identifying individuals qualified to become directors and recommending to the Board the persons to be nominated for election as directors;

2.	Recommending director nominees for each committee of the Board and nominees for Chair of each committee;

3.	Evaluating the independence of each Board member and so advising the Board;

4.	Conducting a review and update as necessary of the Corporate Governance Guidelines and the Code of Business Conduct and Ethics;

5.	Conducting evaluations of the performance of the Board and each committee, including a self-evaluation; and

6.	Nominating a Lead Director whose duties shall include presiding at executive sessions of the non-management directors.

Potential Board candidates may include candidates nominated by stockholders in accordance with our By-Laws, those identified by a search firm retained for such purpose, or other candidates. The minimum qualifications and specific qualities and skills required for directors are set forth in the Corporate Governance Guidelines. Any person whose name is so submitted will be evaluated in light of the needs of Perini and the candidate’s qualities, skills and characteristics. Any nominee recommended by a stockholder will be reviewed and considered in the same manner as any other nominee.

The Corporate Governance and Nominating Committee has the authority to retain consultants or other experts as it considers necessary to assist in the performance of its duties.

Compensation Committee

Our Board has a Compensation Committee, which consists of Ramond R. Oneglia (Chair), Michael R. Klein and Robert L. Miller. Each member of the Committee is an independent director, as defined by the NYSE and as affirmed by the Board.

The principal powers and duties of the Compensation Committee as established by the Board are to:

1.	Review the Executive Compensation programs and policies and to employ outside expert assistance, if required, to analyze Company compensation practices to assure that they are consistent with corporate goals and objectives, and competitive with those of comparable firms in the construction industry;

2.	Review and approve corporate goals and objectives relevant to the compensation of the Chairman and Chief Executive Officer, to evaluate his performance in light of those goals and objectives, and to determine and approve his compensation level based on this evaluation;

3.	Make recommendations to the Board with respect to executive officer compensation;

4.	Recommend to the Board annual profit and other targets for the Company for the purpose of determining incentive compensation awards under the provisions of the Amended and Restated General Incentive Compensation Plan and the Construction Business Unit Incentive Compensation Plan (the “Incentive Compensation Plan”);

5.	Administer the Special Equity Incentive Plan and the 2004 Stock Option and Incentive Plan (together, the “Stock Option Plans”) and the Incentive Compensation Plan; such administration includes power to (i) approve participants’ participation in the Plan, (ii) establish performance goals, (iii) determine if and when any bonuses shall be paid, (iv) pay out any bonuses, in cash or stock or a combination thereof, as the Committee shall determine from year to year, (v) construe and interpret the Incentive Compensation Plan and the Stock Option Plans, and (vi) establish rules and regulations and perform all other acts it believes reasonable and proper; and

6.	Review the investment performance of the Perini Corporation Pension Plan and make changes in investment managers and allocations, as the Committee deems necessary.

The Compensation Committee has the authority to retain special consultants to advise the Committee as it considers necessary.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has served as one of our officers or employees at any time. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the Board or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our Executive Officers (as defined in regulations issued by the SEC) and Directors, and persons who own more than ten percent of a registered class of Perini’s equity securities (collectively, “Insiders”), to file initial reports of ownership and reports of changes in ownership of our common stock (including options and warrants to acquire common stock) with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such reports of ownership received by us and certifications from our Executive Officers and Directors, we believe that during fiscal year 2007 all filing requirements applicable to our Insiders were met.

Corporate Governance Policies

We have developed Corporate Governance Guidelines and a Code of Business Conduct and Ethics to outline our commitment to carefully govern the operation of our business and compliance with applicable laws and regulations, while maintaining the highest ethical standards. This policy applies to all of our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. Perini’s Corporate Governance Guidelines and Code of Business Conduct and Ethics are available on our website at http://www.perini.com. In order to access this portion of our website, click on the “Corporate Governance” tab. Interested parties may obtain printed copies of these documents by writing to the Investor Relations Department of the Company at 73 Mt. Wayte Avenue, Framingham, MA 01701. Any amendments to, or waivers of, the Code of Business Conduct and Ethics which applies to our Directors, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer or any person performing similar functions will be disclosed on our website promptly following the date of such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy

Our executive compensation program is intended to attract and retain talented executive officers and key employees who will continue to contribute to Perini’s long-term success. We believe that it is important to tie compensation to our operating and financial goals, thereby aligning more closely the interest of management with that of our stockholders. We are mindful of the limited pool of available talent and consider competitive conditions when determining compensation.

In recognition of the variability of the building industry, we have historically believed that compensation focusing on shorter term corporate goals is more appropriate for the Company and our stockholders and more effective in retaining and motivating our key executive talent. As a result, our compensation practices for our named executive officers have emphasized annual cash compensation (base salary and annual cash incentive awards). Long term awards have not historically been granted on a regular basis, but instead have been granted when the Compensation Committee has determined an award to be appropriate based on the circumstances prevailing at the time. During 2008, however, we have commenced a project to review our executive compensation practices to determine whether our practices continue to best serve the Company and our stockholders. We expect this review to be more extensive, and our compensation policies and practices to be subject to more substantial revision, if we complete the announced merger with Tutor-Saliba Corporation, as we discuss below on page 10 under the heading “Recent Events.”

Consistent with this approach, we have historically aimed to have the target annual cash compensation for our named executive officers fall within the 50th to 75th percentile for comparable executives of our relevant competitors. The Compensation Committee “slots” each of our named executive officer into this range based on the Committee’s evaluation of the value of that officer to the Company and the amount of compensation necessary to encourage that officer to remain employed by the Company and to appropriately focus that officer on achieving the Company’s corporate goals. To ensure that a significant amount of each named executive officer’s total cash compensation is “at risk” and earned only if the Company’s goals are achieved, approximately 40-50% of each such officer’s target annual cash compensation is provided in the form of an annual incentive bonus opportunity, with the balance provided in the form of a fixed base salary.

To execute this strategy, the Compensation Committee has engaged Watson Wyatt to perform an executive compensation review with respect to the Company’s named executive officers. The most recent review was completed in 2007. Reviewing the relevant data for each of Washington Group International, Shaw Group, Peter Kiewit Sons, Granite Construction, URS Corp., Aecom Technology Corp., Chicago Bridge & Iron Co., Emcor Group Inc., Foster Wheeler, Ltd, Jacobs Engineering Group Inc. and TextraTech Inc., Watson Wyatt established a range of annual cash compensation for each of our named executive officers at the time. Using this data and consistent with the methodology described above, the Committee set the target annual cash compensation for our named executive officers to fall within the 50-75th percentile of annual cash compensation for comparable officers of these companies. As described in more detail below, this methodology was not applied to Mr. Burk, who was hired by the Company in 2007 (following completion of Watson Wyatt’s study).

Elements of Compensation

As noted above, our executive compensation program primarily relies on annual cash compensation to retain and motivate our named executive officers. Accordingly, base salaries and annual incentive awards are the primary components of our program. In addition, the Committee has used ad hoc grants of long-term incentive awards when deemed appropriate by the Committee based on conditions prevailing at the time. Finally, the Company provides certain retirement benefits to our named executive officers to encourage long-term service to the Company.

Base Salary

The base salary of each of our named executive officers is fixed compensation that is not directly tied to the performance of the Company. We pay base salaries to fairly compensate our named executive officers for the services they provide during the year and because we believe our executive compensation program would not be competitive and effective in retaining our named executive officers if we did not pay base salaries. With the exception of Mr. Burk, who was hired in 2007, the base salaries of our named executive officers were initially established in 2004 at the time Watson Wyatt prepared an initial benchmarking study. At that time, the Committee determined the appropriate level of each named executive officer’s target total annual cash compensation based on Watson Wyatt’s study and the Committee’s evaluation of the appropriate position for each such named executive officer within the desired range for our relevant competitors. The Committee then established the base salary for each named executive officer within this range, generally determining that approximately 40-50% of the target total annual cash compensation for each named executive officer (other than Mr. Burk) was the appropriate amount for base salaries.

Since this initial establishment of the base salaries of our named executive officers in 2004, the Committee has annually reviewed them to determine whether any increases are appropriate. Base salaries are generally increased in March or April of each year, with any increase reflected only prospectively. (As a result, the amount of salary paid to an executive in a fiscal year is less than the increased annual salary amount set by the Committee during that year.) As part of the annual review process in 2007, the Committee also relied on the study prepared by Watson Wyatt in 2007 to confirm that base salaries of our named executive officers (other than Mr. Burk), along with their annual incentive award, would remain within the 50-75th percentile for total annual cash compensation for comparable officers of companies included in the study. The Committee also continued to include 50-60% of target annual cash compensation in the performance-based annual incentive opportunity. In 2007, the base salaries of three of our named executive officers were increased by the following amounts: Mr. Tutor – $100,000; Mr. Band – $50,000 and Mr. Caspers – $75,000. The base salary of our other named executive officers did not change in 2007.

The Committee determined these increases to be appropriate because of its view that Mr. Tutor has unique talents that have been demonstrated throughout his tenure, Mr. Band has led the recent above average performance for both the Company as a whole and as President of Perini Management Services, Inc., and Mr. Caspers is critical to our successful gaming and hospitality business, and works in the highly competitive Las Vegas market. In addition, the Committee considered Mr. Casper’s promotion to President of Perini Building Company when deciding on the increase in his salary.

Although the above discussion indicates that Mr. Tutor receives a base salary from the Company, Mr. Tutor’s base salary was not, in fact, paid directly to him by the Company in 2007. Rather, he was compensated through a Management Agreement with Tutor-Saliba Corporation. However, the Compensation Committee applies similar methodology to determining payments under this agreement as it does to setting executive salary levels.

Mr. Burk’s base salary was established when he was hired in 2007. At the time of his employment, the Committee believed that it was appropriate and important for Mr. Burk to receive a significant long-term equity award to more significantly tie his earnings to the performance of the Company. Taking this award into account, the Company established Mr. Burk’s annual base salary at $375,000, which is between the 25-50th percentile for base salaries of comparable officers included in the last compensation study prepared by Watson Wyatt.

Incentive Compensation Plans – Annual Awards

As described above, our historic executive compensation program has emphasized the importance of annual cash compensation in motivating and retaining our named executive officers. To provide appropriate incentives to our named executive officers, approximately 40-50% of their target annual cash compensation is comprised of an annual incentive bonus opportunity that is paid only if the Company achieves pre-established performance goals set by the Committee.

For 2007, the Committee established a target annual bonus for each named executive officer that was payable only if the Company achieved the applicable performance goal established by the Committee. If the Company achieved 80% of this goal, each named executive officer would receive 80% of his target annual bonus amount. If the Company achieved between 80% and 100% of this goal, each named executive officer would receive between 80% and 100% of his target annual bonus amount. Each named executive officer’s annual bonus was capped at 100% of his applicable target bonus, regardless of whether the Company exceeded the applicable performance goal.

The table below shows the threshold, target and maximum bonus opportunities as a percentage of actual base compensation paid in 2007 for our named executive officers:

	Threshold	Target	Maximum
R. Tutor	80%	100%	100%
K. Burk	60%	75%	75%
M. Ciskey	60%	75%	75%
C. Shaw	80%	100%	100%
R. Band	80%	100%	100%
M. Caspers	80%	100%	100%

The dollar amounts corresponding to these percentages are included in the table captioned “Grants of Plan-Based Awards Table” on page 13.

For 2007, the Committee selected the Company’s pre-tax income as the applicable performance goal for the annual bonuses for our named executive officers because this goal encourages executives to both obtain new projects for the Company and to complete the Company’s projects on a cost efficient basis. The applicable target goal set by the Committee for 2007 was $116,500,000 of pre-tax income. Because the Company exceeded this goal and earned $154,395,000 of pre-tax income in 2007, each named executive officer was paid his maximum target bonus. Mr. Burk received a target annual bonus amount equal to 75% of his prorated base compensation in 2007, which is the maximum bonus for which he is eligible.

Long-Term Incentives

As noted earlier, regular grants of long-term incentives have not played a significant role in our executive compensation because of our historic belief that year-to-year incentives better focus our executives on achieving the Company’s performance objectives. Accordingly, with the exception of Mr. Burk, we did not grant long-term incentive awards to our named executive officers in 2007. This decision was due in part to the fact that our named executive officers had received a significant grant of long-term equity awards in 2006 and in part to the Committee’s determination that another grant of long-term incentives in 2007 was not necessary to appropriately incent our named executive officers.

Mr. Burk received a grant of 50,000 restricted stock units, each of which represents the right to receive one share of our common stock upon vesting. Fifty percent of these awards vested on January 5, 2008 with the balance vesting on January 5, 2009 if Mr. Burk is then employed by the Company. The Committee granted this award to Mr. Burk to immediately provide him with a significant equity stake in the Company so that his earnings are directly and materially tied to the performance of the Company. As noted earlier, this award was taken into account in determining Mr. Burk’s base salary and 2007 annual bonus opportunity.

Retirement Benefits

In addition to providing annual compensation to our named executive officers, we believe it is imperative that employees provide for their retirement years and believe that it is our obligation to contribute as well. Attractive retirement benefits are essential when competing in the marketplace for talented and qualified employees.

We have a tax-qualified Section 401(k) Retirement Plan covering all of our executive, professional, administrative and clerical employees who are over 21 years of age and who have completed three months of service with us. Employer contributions into the 401(k) plan are based on a non-discretionary match of employees’ contributions, as defined. The Compensation Committee reviews the employer match formula periodically, comparing the formula to that of similar companies, and improves the formula when it deems appropriate; the most recent change became effective in January 2007.

We also have a defined benefit pension plan for all of our full-time employees who were employed prior to June 1, 2004 when the plan was frozen, meaning that “final average earnings” and “years of service” will remain at the June 1, 2004 level for purposes of calculating future benefits. To the extent covered remuneration is limited by the Internal Revenue Code of 1986, as amended, certain pension benefits payable have been augmented through our Benefit Equalization Plan, which was also frozen at June 1, 2004. Following the freezing of the pension plan, in 2004 the Compensation Committee voted to improve the Company’s contribution toward employees’ retirement by enhancing the 401(k) match formula.

Role of Executive Officers in Setting Compensation

We believe that our Chief Executive Officer is best positioned to evaluate both the performance of our other named executive officers and the competitive market for senior executives in our industry. Accordingly, the Committee works closely with Mr. Tutor in establishing the compensation of our other named executive officers. For 2007, Mr. Tutor recommended to the Committee the increases in base salaries and the target annual bonus amounts that he believed appropriate for our named executive officers (other than himself), all within the general framework of our compensation philosophy discussed above. After discussion with Mr. Tutor and careful evaluation of his recommendations, the Committee approved these recommendations.

Impact of Accounting and Tax Treatment

We believe that the primary goals of our executive compensation program are to attract and retain valued and important named executive officers, to clearly identify for our named executive officers the corporate goals and objectives important to the Company, to motivate our named executive officers to achieve these goals and to fairly reward our named executive officers for achieving these goals. Accordingly, the accounting and tax treatment of our executive compensation program, while important, is not a determining factor in structuring our program. We appropriately account for our executive compensation and, to the extent consonant with the goals of our executive compensation program, we attempt to structure our executive compensation program to preserve the deductibility of amounts paid to our named executive officers. With respect to 2007, we believe that the cash compensation paid to our named executive officers is fully deductible.

Recent Events

In April 2008 we entered into a merger agreement with Tutor-Saliba Corporation. If the merger is completed, we will be a significantly larger and more diverse company. In connection with the signing of the merger agreement, we negotiated and signed a five-year employment agreement with Mr. Tutor that will become effective only if we consummate that transaction. In addition, if we consummate the transaction, we may implement other changes to our executive compensation philosophy and approach. We intend to work with Watson Wyatt in evaluating potential changes to levels and elements of compensation, as well as to our compensation programs and policies in light of the impact of the merger on our business. We also are considering the possibility of entering into employment agreements with some of our executives in connection with the merger.

Compensation Committee Report

During 2007, the Compensation Committee of the Board consisted of three Directors, each of whom is “independent” under the rules of the New York Stock Exchange. The Committee met seven times during 2007.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis (“CD&A”) for the year ended December 31, 2007. In reliance on those reviews and discussions, the Committee has recommended to the Board, and the Board has approved, that the CD&A be included in the Company’s Annual Report on Form 10-K/A for 2007. This Report is provided by the following independent directors, who comprise the Compensation Committee:

RAYMOND R. ONEGLIA (CHAIR)

ROBERT L. MILLER

MICHAEL R. KLEIN

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by each of our named executive officers for the fiscal years ended December 31, 2007 and December 31, 2006.

Name and Principal Position	Year	Salary (6)	Bonus	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
Ronald N. Tutor Chairman and Chief Executive Officer (5)	2007	—	—	$3,996,300	—	$976,900	—	$976,900	$5,950,100
	2006	—	$800,000	$9,149,500	—	$879,000	—	$879,200	$11,707,700

Kenneth R. Burk Sr. Vice President and Chief Financial Officer (beginning Sept. 2007)	2007	$122,600	—	$1,596,600	—	$91,950	—	$26,300	$1,837,450
Michael E. Ciskey Vice President, Chief Financial Officer (until Sept. 2007- currently SVP-Civil)	2007	$325,000	—	$379,100	—	$243,750	$87,000	$62,000	$1,096,850
	2006	$314,000	—	$284,400	—	$235,800	$5,700	$50,900	$890,800

Craig W. Shaw Chairman and CEO Perini Building Company	2007	$500,000	—	$1,895,700	—	$478,750	$198,800	$92,100	$3,165,350
	2006	$484,100	—	$1,421,800	—	$463,600	$6,100	$84,000	$2,459,600

Robert Band President and Chief Operating Officer	2007	$538,500	—	$1,263,800	—	$538,500	$345,000	$35,800	$2,721,600
	2006	$484,100	$250,000	$947,900	—	$484,100	$27,800	$27,300	$2,221,200

Mark A. Caspers President, Perini Building Company	2007	$482,700	—	$947,900	—	$462,200	$26,150	$56,700	$1,975,650
	2006	$401,000	—	$710,900	—	$307,100	—	$79,400	$1,498,400

(1)	With the exception of Mr. Burk’s awards, amounts are based on the value of restricted stock units granted on April 5, 2006 at $31.55, which was the closing market price of our common stock on that date, amortized during the indicated fiscal year in accordance with FAS 123(R). Mr. Burk’s units were based upon the closing market price of $53.22 on September 26, 2007, which was the grant date of his award. The awards were granted under the 2004 Stock Option and Incentive Plan.
(2)	These amounts represent payments made in 2008 and 2007, based on attainment of pretax income goals for 2007 and 2006 under our incentive compensation plans discussed above under the heading “Incentive Compensation Plans”. For 2006, Mr. Tutor and Mr. Band also received discretionary payments of $800,000 and $250,000, respectively, in addition to the amounts payable under the plan formula, as reflected in the “Bonus” column.

Messrs. Shaw and Caspers, with the concurrence of the Compensation Committee, had a portion of their annual incentive payments allocated to a bonus pool for the benefit of employees who work for Perini Building Company and who are otherwise not eligible to participate in the incentive compensation plan. As a result, the incentive payments made to Messrs. Shaw and Caspers for 2007 were reduced by $21,250 and $20,500 ($20,600 and $13,600 for 2006), respectively, to fund these allocations.

(3)	The Company has a non-contributory defined benefit pension plan for all of our full-time employees prior to June 1, 2004 when the plan was “frozen”, meaning that final average earnings and years of service will remain at the June 1, 2004 level for purposes of calculating future benefits. Certain pension benefits payable have been augmented by a benefits equalization plan, or BEP, which was also frozen on June 1, 2004. The amounts presented here represent the difference between the present value of the benefits payable from the pension plan and the BEP as of December 31, 2007 and 2006, as compared to December 31, 2006 and 2005. The present values were calculated using the discount rates used to compute our pension benefit obligations at year end, which were 6.41%, 5.86% and 5.62% for December 31, 2007, 2006 and 2005, respectively. As the plans are frozen, the change in pension value above is primarily caused by the change in the discount rate and the present value effect of the individual being one year closer to normal retirement age. The change in 2007 is additionally impacted to reflect the earliest retirement age for which benefits are unreduced in conformance with recent SEC guidance. The change in pension value attributable to the change in the retirement age assumption is $369,200 for Mr. Band, $50,600 for Mr. Caspers, $101,300 for Mr. Ciskey and $273,300 for Mr. Shaw. Mr. Tutor and Mr. Burk do not participate in these plans.
(4)	The $976,900 listed for Mr. Tutor represents management service fees paid to Tutor-Saliba Corporation of which Mr. Tutor is the Chairman, President, Chief Executive Officer and primary beneficial owner. The management agreement between Perini and Tutor-Saliba is discussed in Item 13 below on page 20 under the heading “Tutor-Saliba Management Agreement”. If we complete the recently announced merger with Tutor- Saliba, Mr. Tutor’s ongoing employment and compensation will be governed by the terms of a new five-year employment agreement. This agreement is discussed in Item 15 below on page 20 under the heading “Merger Agreement and related transactions.”

The $26,300 listed for Mr. Burk includes temporary housing expenses ($15,800) and vehicle allowance ($3,600). It also includes life insurance premiums.

The $62,000 listed for Mr. Ciskey includes temporary housing expenses ($27,300) and company vehicle use ($13,800). It also includes his 401(k) match ($9,000), tax gross-up ($9,700) and life insurance premiums.

The $92,100 listed for Mr. Shaw includes temporary housing expenses ($45,300), company vehicle use ($23,800), and club membership dues ($10,500). It also includes his 401(k) match ($9,000) and life insurance premiums.

The $35,800 listed for Mr. Band includes company vehicle use ($12,400), his 401(k) match ($9,000), tax gross-up ($8,900) and life insurance premiums.

The $56,700 listed for Mr. Caspers includes company vehicle use ($23,250), temporary housing expenses ($12,100), club membership dues ($7,300), and travel allowance. It also includes his 401(k) match ($9,000) and life insurance premiums.

(5)	We negotiated and signed a five-year employment agreement with Mr. Tutor that will become effective only if we consummate the pending merger between Perini and Tutor-Saliba. The terms of this employment agreement are discussed in Item 13 of Part III of this Form 10-K/A.
(6)	The salary amounts reflect actual amounts received, which for Messrs. Tutor, Band and Caspers reflect a prorated amount of their respective annual current base salaries because salary increases were not determined or made effective until March 2007. The base salary for Mr. Burk was prorated from his start date of September 1, 2007. The current annual base salaries for our named executive officers (which have not been increased since March 2007) are: Mr. Tutor, $1,000,000; Mr. Burk, $375,000; Mr. Ciskey, $325,000; Mr. Shaw, $500,000, Mr. Band, $550,000; and Mr. Caspers, $500,000.

Grants of Plan-Based Awards Table

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: # of Shares or units (#)	All Other Option Awards: Underlying # of Securities Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
R. Tutor	3/14/2007	781,520	976,900	976,900		—		—	—	—	—
K. Burk	9/1/2007	73,560	91,950	91,950		—		—	—	—	—
	9/26/2007	—	—	—		2,661,000		—	—	—	2,661,000
M. Ciskey	3/14/2007	195,000	243,750	243,750		—		—	—	—	—
C. Shaw	3/14/2007	400,000	500,000	500,000		—		—	—	—	—
R. Band	3/14/2007	430,800	538,500	538,500		—		—	—	—	—
M. Caspers	3/14/2007	386,160	482,700	482,700		—		—	—	—	—

The Non-Equity Incentive Plan is discussed on page 8. These awards were granted in March 2007 (awards to Mr. Burk were granted upon commencement of his employment September, 2007) contingent upon the attainment of 2007 pretax income goals. The related goals were established by the Compensation Committee following consultation with management, and were set at a level that the Committee believed was achievable with a high level of effort. The goals were met, and the Committee voted to make the maximum payout according to the plan formula to the above individuals in April, 2008.

The Equity Incentive Plan, the 2004 Stock Option and Incentive Plan, is discussed under “Long-Term Incentives” on page 9. The restricted stock units awarded above are valued at $53.22, the closing price of our common stock on the measurement date, in accordance with FAS123(R). These awards are subject to time-based vesting: 50% vested in January 2008 and 50% is scheduled to vest in January 2009.

Outstanding Equity Awards at Fiscal Year-End Table

	Options Awards					Stock Awards (1)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Rights That Have Not Vested (2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Ronald N. Tutor	—	—	—	$—		—	$—	150,000	$6,213,000
Kenneth R. Burk	—	—	—	$—		—	$—	50,000	$2,071,000
Michael E. Ciskey	—	—	—	$—		—	$—	30,000	$1,242,600
Craig W. Shaw	—	—	—	$—		—	$—	150,000	$6,213,000
Robert Band	—	—	—	$—		—	$—	100,000	$4,142,000
Mark A. Caspers	—	—	—	$—		—	$—	75,000	$3,106,500

(1)	Value is based on the closing market price of $41.42 on December 31, 2007.
(2)	Vesting is scheduled according to the following table:

	Jan. 2008		June 2008		Jan. 2009		Jan. 2010		Total
Ronald N. Tutor			150,000	(P)					150,000
Kenneth R. Burk	25,000	(T)	—		25,000	(T)	—		50,000
Michael E. Ciskey	10,000	(T)	—		10,000	(T)	10,000	(T)	30,000
Craig W. Shaw	50,000	(P)	—		50,000	(P)	50,000	(P)	150,000
Robert Band	33,333	(P)	—		33,333	(P)	33,334	(P)	100,000
Mark A. Caspers	25,000	(T)	—		25,000	(T)	25,000	(T)	75,000

(T) - Units are time-vested

(P) - Units are performance-vested

Option Exercises and Stock Vested Table

	Options Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (1)	Value Realized on Exercise	Number of Shares Acquired on Vesting (2)	Value Realized on Vesting
Ronald N. Tutor	—	—	150,000	$9,229,500
Kenneth R. Burk	—	—	—	—
Michael E. Ciskey	—	—	—	—
Craig W. Shaw	50,000	$2,054,200	—	—
Robert Band	100,000	$4,700,250	—	—
Mark A. Caspers	—	—	—	—

(1)	Mr. Shaw exercised options priced at $4.50/share, and realized market value on our common stock ranging from $29.42—$63.89 per share. Mr. Band exercised options priced at $4.50/share, and realized market value on our common stock ranging from $39.31—$73.49 per share. These options exercises and sales were made pursuant to the terms of Rule 10b5-1 trading plans.

(2)	Represents restricted stock units awarded to Mr. Tutor under the 2004 Stock Option and Incentive Plan. Vesting was based 50% on Mr. Tutor’s continuing employment as our CEO, and 50% based on the attainment, in the judgment of our Compensation Committee, of certain management succession initiatives. These awards vested June 29, 2007.

Pension Benefits for 2007 Fiscal Year

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit (1)	Payments During Last Fiscal Year
Ronald N. Tutor		—	$—	$—
Kenneth R. Burk		—	$—	$—
Michael E. Ciskey	Pension Plan	26	$414,918	$—
Craig W. Shaw	Pension Plan	27	$340,218	$—
	BEP	27	$700,007
Robert Band	Pension Plan	31	$540,195	$—
	BEP	31	$1,033,599
Mark A. Caspers	Pension Plan	23	$169,190	$—

(1)	Assumes retirement occurs at the later of age 62 or current age, and a discount rate of 6.41%. Based on RP2000 mortality tables, projected to 2006 by Scale AA.

The Company has a defined benefit pension plan that covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The plan is noncontributory and benefits are based on an employee’s years of service and “final average earnings”, as defined. The plan provides reduced benefits for early retirement and takes into account offsets for social security benefits. All employees are vested after five years of service. The Company also has an unfunded supplemental retirement plan (the Benefits Equalization Plan, or BEP) for certain employees whose benefits under the defined benefit pension plan were reduced because of compensation limitations under federal tax laws.

The normal retirement benefit under these plans is equal to:

.75% of final average earnings, as defined, not in excess of covered compensation (as defined), multiplied by years of service, up to 25; plus

1.5% of final average earnings, as defined, in excess of covered compensation (as defined), multiplied by years of service, up to 25.

Our plans provide for early retirement upon either the attainment of age 55 and 10 years of service, or the completion of 25 years of service. Accordingly, Mr. Ciskey, Mr. Shaw and Mr. Band are all currently eligible for early retirement benefits. Under our plans, a participant who elects early retirement may elect to receive either an immediate early retirement income equal to 91% of his or her normal retirement benefit or a deferred benefit. Upon the attainment of age 62 and completion of 25 years of service, the participant may receive an unreduced pension equal to his or her normal retirement benefit. A reduced benefit is available for a participant who elects early retirement and wishes to receive benefits prior to age 62.

Effective June 1, 2004, all benefit accruals under the Company’s pension plans were frozen; however, the current vested benefits will be preserved. Accordingly, our named executive officers will not earn additional pension benefits, but they may become eligible for an early retirement benefit (which will be based on their “frozen” normal retirement benefit) based on service after June 1, 2004.

None of our named executive officers have written employment agreements with the Company or any arrangement that provides termination benefits.

Director Compensation

The following table sets forth compensation information for 2007 for each member of our Board.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($) (c)		Option Awards ($)		Non-Stock Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (d)		All Other Compensation ($)		Total ($)
Peter Arkley	49,900		49,820		—		—		—		—		99,720
Robert Band	(a	)	(a	)	(a	)	(a	)	(a	)	(a	)	(a	)
Willard W. Brittain, Jr.	63,100		49,820		—		—		—		—		112,920
James A. Cummings	(b	)	(b	)	—		312,500		9,300		355,800		677,600
Robert A. Kennedy	54,100		49,820		—		—		—		—		103,920
Michael R. Klein	62,400		49,820		—		—		—		—		112,220
Robert L. Miller	44,500		49,820		—		—		—		—		94,320
Raymond R. Oneglia	62,400		49,820		—		—		—		—		112,220
Ronald N. Tutor	(a	)	(a	)	(a	)	(a	)	(a	)	(a	)	(a	)

(a)	Mr. Band and Mr. Tutor are named executive officers, whose compensation appears on the Summary Compensation Table. They do not receive director’s fees.
(b)	Mr. Cummings was the CEO of James A. Cummings Inc., a wholly-owned subsidiary of Perini until his retirement in January 2008. He is not a named executive officer, and so is not included in the Summary Compensation Table. His remuneration for his role as CEO of James A. Cummings Inc. is reflected in the table above. “All Other Compensation” includes salary ($312,500), use of company vehicle ($14,700), club memberships ($15,700) and life insurance premiums ($3,900), along with his 401(k) match ($9,000). Mr. Cummings did not receive director’s fees. He resigned from the Board in December 2007 in anticipation of his retirement from Perini in January 2008.
(c)	Based on closing price of $49.82 on the grant date, May 17, 2007.
(d)	See note (3) to Summary Compensation Table. The change in pension value attributable to the change in retirement age assumption is $9,100 for Mr. Cummings.

Our Compensation Committee determines the level of compensation to be paid to our Board. Periodically, this committee reviews the functions being performed by the Board and its committees, as well as the board compensation paid by similar companies, in order to determine whether an adjustment should be made.

Fees for our outside directors consist of an annual retainer fee of $40,000, payable in cash or common stock at each director’s option, plus 1,000 shares of common stock. Fees paid in company stock are included in the “Stock Awards” column above. Directors also receive $900 per Board meeting attended in person and $300 per meeting attended telephonically. Members of the Audit Committee receive $2,000 per meeting attended in person and $500 per meeting attended telephonically. The Audit Committee Chair receives an additional annual retainer of $10,000. Ronald N. Tutor, our Chairman and Chief Executive Officer, does not receive director fees since he is party to a management agreement described in Certain Relationships and Related Transactions and Director Independence.

No directors had outstanding stock options at December 31, 2007.

Director and Officer Indemnification

Our Articles of Organization provide that no director shall be personally liable to us or to our stockholders for monetary damages for breach of fiduciary duty as a director, except for liability for any breach of the director’s duty of loyalty to us or our stockholders, for acts or omissions not in good faith, for acts or omissions involving intentional misconduct or a knowing violation of law or for any transaction from which the director derived an improper personal benefit. Our By-Laws provide that our directors and officers will be indemnified against liabilities that arise from their service as directors and officers, subject to certain exceptions. We have obtained insurance which insures our directors and officers against certain losses and which insures us against our obligations to indemnify our directors and officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning beneficial ownership as of March 31, 2008 of our common stock by each Director; each Executive Officer named in the summary compensation table; all Directors and Executive Officers as a Group; and all persons we know to hold in excess of 5% of our common stock.

In preparing the following table, we relied upon statements filed with the SEC by beneficial owners of more than 5% of the outstanding shares of our common stock pursuant to Section 13(d) or 13(g) of the Exchange Act, unless we knew or had reason to believe that the information contained in such statements was not complete or accurate, in which case we relied upon information which we considered to be accurate and complete. Unless otherwise indicated, the address of each of the individuals and entities named below is: c/o Perini Corporation, 73 Mt. Wayte Avenue, Framingham, Massachusetts 01701.

	Shares of Common Stock Beneficially Owned on March 31, 2008 (1) (2)
Name and Address –	Number		Percent
Directors and Executive Officers:
Michael R. Klein	78,123		*	*
Robert L. Miller	55,828		*	*
Mark A. Caspers	40,000	(3)	*	*
Craig W. Shaw	32,120		*	*
Robert Band	24,212		*	*
Kenneth R. Burk	16,887		*	*
Raymond R. Oneglia	11,828		*	*
Peter Arkley	5,500		*	*
Michael E. Ciskey	5,000		*	*
Willard W. Brittain, Jr.	4,528		*	*
Robert A. Kennedy	2,000		*	*
Ronald N. Tutor	—

All Directors and Executive Officers as a Group (12 persons)	276,026		*	*

Beneficial Ownership of 5% or More
Jeffrey L. Gendell	2,030,860	(4)	7.48%
Mutuelles AXA	1,460,341	(5)	5.38%
Barclays Global Investors N.A.	1,383,729	(6)	5.10%

Total beneficial owners of more than 5% of Perini’s Common Stock	4,874,930		17.96%

**	Less than 1%
(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options or warrants that are currently exercisable or exercisable within 60 days of March 31, 2008 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Based on 27,147,000 shares of common stock outstanding as of March 31, 2008.
(3)	Includes 25,000 restricted stock units which were granted and vested March, 2008.
(4)	Based on information contained in a Schedule 13(g) filed on January 22, 2008 by Tontine Capital Partners, L.P., Tontine Capital Management, L.L.C., Tontine Overseas Associates, L.L.C., and Jeffrey L. Gendell, the address of each of which is 55 Railroad Avenue, Greenwich, CT 06830. Includes 1,697,961 shares owned by Tontine Capital Partners, L.P. (“TCP”), and 332,899 shares owned by Tontine Capital Overseas Master Fund, L.P. (“TCO”). Tontine Overseas Associates, L.L.C., a limited liability company organized under the laws of the State of Delaware (“TOA”), serves as investment manager to TCO with respect to the shares of Common Stock directly owned by TCO. Tontine Capital Management, L.L.C., the general partner of TCP, has the power to direct the affairs of TCP, including decisions respecting the disposition of the proceeds from the sale of the shares of the Company. Mr. Gendell is the managing member of TCM and TOA, and in that capacity directs their operations. Each of the clients of TOA has the power to direct the receipt of dividends from or the proceeds of sale of such shares.

(5)	Based on information contained in a Schedule 13G filed on February 14, 2008 by AXA Financial, Inc., AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, AXA Courtage Assurances Mutuelle and AXA, the address for all of which is 1290 Avenue of the Americas, New York, NY 10104. Includes 567,569 shares owned by entities controlled by the Mutuelles AXA, including 544,669 shares owned by AXA Rosenberg Investment Management LLC and 21,400 shares owned by Alliance Bernstein, and 1,460,341 shares held by unaffiliated third-party client accounts managed by Alliance Capital Management L.P., as investment adviser. Alliance Capital Management L.P. is a majority-owned subsidiary of AXA Financial, Inc., which is controlled by Mutuelles AXA.
(6)	Based on the most recent publicly available data according to Thomson Financial. The address for Barclays Global Investors N.A. is 45 Fremont St., San Francisco, CA 94105.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain summary information with respect to stock options granted and available for future grants under equity compensation plans as of December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options and Restricted Stock Units	Weighted-average exercise price of outstanding options and Restricted Stock Units	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans:
Approved by Stockholders - Special Equity Incentive Plan[1]	36,500	$3.97	195,634
2004 Stock Option and Incentive Plan[2]	1,030,000	$0.00	1,407,626

Total	1,066,500	$0.14	1,603,260

[1]

Effective May 25, 2000, our stockholders approved the adoption of the Special Equity Incentive Plan which provides for the granting of non-qualified stock options to purchase up to 3,000,000 shares of our common stock to key executives, employees and directors. Options are granted at not less than the fair market value on the date of grant, and generally expire 10 years from the date of grant. All of the outstanding options are exercisable.

[2]

Effective May 13, 2004 and May 18, 2006, our stockholders approved the adoption of the 2004 Stock Option and Incentive Plan which provides for the issuance of up to 3,000,000 shares of our common stock pursuant to stock-based compensation awards to key executives, employees and directors. See “Long-Term Incentives” on page 9 for more information about this plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

We have adopted the Code of Business Conduct and Ethics for executive officers and directors that addresses potential conflict of interest situations, including related party transactions. Under this policy, any questions are required to be directed to our Chief Compliance Officer, and suspected violations are required to be reported to the Chief Compliance Officer or the Chair of the Audit Committee. In addition, our Audit Committee is responsible for reviewing and evaluating potential transactions with related parties, and then advising the Board whether such transactions are appropriate.

The transactions described below were reviewed and approved by the Audit Committee in accordance with our policies. In addition, we believe that the transactions described below were on terms that were at least as favorable to us as we would have expected to negotiate with other unaffiliated third parties at the point in time these transactions were consummated.

Tutor-Saliba Management Agreement

In January 1997, we entered into a management agreement with Tutor-Saliba, a California corporation engaged in the construction industry, and Ronald N. Tutor, chief executive officer and primary beneficial owner of Tutor-Saliba, to provide certain management services. The management agreement has been renewed annually by our Compensation Committee, which consists entirely of independent directors, under the same basic terms and conditions as the initial agreement except that the amount of the fee payable thereunder by us to Tutor-Saliba has been increased. In March 2007, the Compensation Committee voted to increase the annual payment to $1,000,000.

Joint Ventures

Tutor-Saliba Joint Ventures

Historically, we have participated in joint ventures with Tutor-Saliba and currently participate in certain joint ventures with them. Some of these joint venture projects have been managed by Tutor-Saliba and others have been managed by us. These joint ventures generated total revenues of $96.0 million in 2007 of which our share contributed $70.6 million to our consolidated revenues for the year ended December 31, 2007.

O&G Joint Ventures

We also have participated in certain joint ventures with O&G Industries, Inc., of which Raymond R. Oneglia, one of our directors, is vice chairman of the board of directors. These joint ventures generated total revenues of $4.4 million in 2007 of which our share contributed $3.1 million to our consolidated revenues for the year ended December 31, 2007.

Subcontractor

In January 2008 Tutor-Saliba acquired a plumbing contractor which at the time of such acquisition had subcontracts with Perini totaling approximately $63.7 million.

Merger Agreement and related transactions

The following transactions were recommended to the Board by a special committee of the Board comprised solely of independent directors, and then approved by the full Board (with Mr. Tutor not participating or voting).

On April 2, 2008, we entered into an agreement and plan of merger (the “Merger Agreement”) with Tutor-Saliba Corporation pursuant to which Tutor-Saliba will merger with one of our wholly-owned subsidiaries. Upon the effective time of this merger, Tutor-Saliba shareholders will receive a total of 22,987,293 shares of Perini common stock in exchange for their shares of Tutor-Saliba common stock, which will represent approximately 45% of the outstanding Perini common stock following the completion of the transaction. The total transaction value will be approximately $862 million based on Perini’s closing price of $38.10 on April 1, 2008. The consummation of the merger is subject to the satisfaction or waiver of customary closing conditions, including the receipt of required regulatory approvals and approval by Perini shareholders. On that same day, in connection with the execution of the Merger Agreement, we entered into a Shareholders Agreement with Mr. Tutor, as shareholder representative, and the shareholders of Tutor-Saliba who will become shareholders of Perini upon consummation of the merger discussed above. This Shareholders Agreement addresses the post-merger composition of our Board, restrictions on Mr. Tutor and other former Tutor-Saliba shareholders from taking certain actions to obtain control of Perini or to vote more than 20% of the outstanding shares of Perini common stock and limitations on their right to sell Perini common stock acquired in the merger. We also entered into a five-year employment agreement with Mr. Tutor pursuant to which Mr. Tutor will serve as Chief Executive Officer of Perini, as a member of Perini’s Board of Directors, and Chairman of the Board. Under the terms of the employment agreement, Mr. Tutor will receive an initial annual base salary of $1,500,000, subject to annual review and upward adjustment, an annual performance-based cash bonus equal to 175% of his base salary if target performance levels established by the Compensation Committee are satisfied (with greater or lesser amounts paid if performance levels are above or below such target level), and will be eligible to participate in Perini’s equity incentive plan to be adopted after the merger is completed. Mr. Tutor is also entitled to various perquisites and benefits set forth in the employment agreement, and will receive severance if we terminate Mr. Tutor’s employment for any reason other than for “Cause” or disability or Mr. Tutor terminates his employment for “Good Reason” (as such terms are defined in the Employment Agreement). Both the Shareholders Agreement and the employment agreement with Mr. Tutor will take effect only if and when the merger is completed, although both agreements have been fully executed by all parties. We describe the Merger Agreement, the Shareholders Agreement and the employment agreement in greater detail in the Current Report on Form 8-K that we filed with the SEC on April 7, 2008. That filing also includes copies of all three agreements.

Director Independence

See Item 10 of Part III of this Form 10-K/A for information regarding director independence.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the years ended December 31, 2007 and 2006, we retained Deloitte & Touche LLP to provide services in the following categories and amounts:

	2007	2006
Audit Fees	$1,858,443	$1,478,550

Audit Related Fees	$108,600	$108,700

Tax Fees	$—	$7,808

Total Fees	$1,967,043	$1,595,058

The Audit Committee has considered the nature of the tax services provided by Deloitte & Touche LLP in 2006 and concluded they are compatible with maintaining the auditors’ independence.

Pre-Approval Policy and Procedures

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by the Company’s independent auditors. These policies generally provide that the Company will not engage its independent auditors to provide audit and non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to the Company by its independent auditors during the next 12 months. Any such pre-approval is detailed as to the particular service or type of service to be provided and is also generally subject to a maximum dollar amount.

The Audit Committee has also delegated to the Chair of the Audit Committee the authority to approve any audit or non-audit services to be provided to the Company by its independent auditors. Any approval of services by the Chair of the Audit Committee pursuant to this delegated authority is reported at the next meeting of the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBITS

The following exhibits are filed herewith:

Exhibit Index

31.1	Certification pursuant to 17 C.F.R § 240.15d–14 (a), as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 for Ronald N. Tutor.

31.2	Certification pursuant to 17 C.F.R § 240.15d–14 (a), as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 for Kenneth R. Burk.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2008.

PERINI CORPORATION

By:	/s/ Ronald N. Tutor
RONALD N. TUTOR
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ * RONALD N. TUTOR	Chairman of the Board, and Chief Executive Officer	April 29, 2008

/s/ * ROBERT BAND	Director, President, and Chief Operating Officer	April 29, 2008

/s/ Kenneth R. Burk KENNETH R. BURK	Senior Vice President and Chief Financial Officer	April 29, 2008

/s/ * MICHAEL R. KLEIN	Director	April 29, 2008

/s/ * PETER ARKLEY	Director	April 29, 2008

/s/ * RAYMOND R. ONEGLIA	Director	April 29, 2008

/s/ * ROBERT L. MILLER	Director	April 29, 2008

/s/ * WILLIAM W. BRITTAIN, JR.	Director	April 29, 2008

/s/ * ROBERT A. KENNEDY	Director	April 29, 2008

* Pursuant to Power of Attorney

By:	/s/ Kenneth R. Burk
Kenneth R. Burk
Attorney-in-fact