Form 10-Q
period 2008-03-31
PERINI CORP
filed 2008-05-09
CIK 77543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2008

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X	Accelerated filer ___	Non-Accelerated filer ____	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

The number of shares of Common Stock, $1.00 par value per share, of the registrant outstanding at May 7, 2008 was 27,162,887.

PERINI CORPORATION AND SUBSIDIARIES

INDEX

				Page Number
Part I. -	Financial Information:

	Item 1.	Financial Statements (Unaudited)

		Consolidated Condensed Balance Sheets – March 31, 2008 and December 31, 2007		3

		Consolidated Condensed Statements of Income – Three Months ended March 31, 2008 and 2007		4

		Consolidated Condensed Statement of Stockholders’ Equity – Three Months ended March 31, 2008		5

		Consolidated Condensed Statements of Cash Flows – Three Months ended March 31, 2008 and 2007		6

		Notes to Consolidated Condensed Financial Statements		7 – 18

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		19 – 26

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		26

	Item 4.	Controls and Procedures		26

Part II. -	Other Information:

		Item 1.	Legal Proceedings	27

		Item 1A.	Risk Factors	27 – 28

		Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

		Item 3.	Defaults Upon Senior Securities	28

		Item 4.	Submission of Matters to a Vote of Security Holders	28

		Item 5.	Other Information	28 – 29

		Item 6.	Exhibits	30 – 31

	Signatures			32

Part I. – Financial Information

Item 1. Financial Statements (Unaudited)

PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007

(In Thousands)

	MARCH 31,	DEC. 31,
	2008	2007
ASSETS
Cash and Cash Equivalents (Note 3)	$ 349,749	$ 459,188
Short-term Investments (Note 4)	110,337	8,355
Accounts Receivable, including retainage	1,013,399	971,714
Costs and Estimated Earnings in Excess of Billings	93,577	74,397
Deferred Income Taxes	5,964	7,988
Other Current Assets	3,764	4,440
Total Current Assets	$ 1,576,790	$ 1,526,082

Property and Equipment, less Accumulated Depreciation of $40,474 in 2008 and
$38,645 in 2007	$ 98,698	$ 95,437

Goodwill	$ 27,268	$ 26,268

Other Assets (Note 4)	$ 27,423	$ 6,328

	$ 1,730,179	$ 1,654,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$ 5,683	$ 7,374
Accounts Payable, including retainage	959,168	939,593
Billings in Excess of Costs and Estimated Earnings	186,470	183,242
Accrued Expenses	128,447	102,352
Total Current Liabilities	$ 1,279,768	$ 1,232,561

Long-term Debt, less current maturities included above	$ 13,635	$ 13,358

Other Long-term Liabilities	$ 40,422	$ 39,862

Contingencies and Commitments (Note 5)

Stockholders’ Equity:
Common Stock	$ 27,147	$ 26,987
Additional Paid-in Capital	163,371	160,664
Retained Earnings	223,353	198,200
Accumulated Other Comprehensive Loss	(17,517)	(17,517)
Total Stockholders' Equity	$ 396,354	$ 368,334

	$ 1,730,179	$ 1,654,115

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                (In Thousands, Except Per Share Data)

	THREE MONTHS
	ENDED MARCH 31,

	2008	2007

Revenues (Note 9)	$ 1,256,336	$ 987,356

Cost of Operations	1,189,774	929,459

Gross Profit	$ 66,562	$ 57,897

General and Administrative Expenses (Note 6)	27,599	25,157

INCOME FROM CONSTRUCTION OPERATIONS (Note 9)	$ 38,963	$ 32,740

Other Income, Net	1,505	2,356
Interest Expense	(355)	(690)

Income before Income Taxes	$ 40,113	$ 34,406

Provision for Income Taxes	(14,960)	(11,753)

NET INCOME	$ 25,153	$ 22,653

BASIC EARNINGS PER COMMON SHARE (Note 7)	$ 0.93	$ 0.85

DILUTED EARNINGS PER COMMON SHARE (Note 7)	$ 0.91	$ 0.84

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 7):
BASIC	27,145	26,638
Effect of Dilutive Stock Options, Warrants and Restricted
Stock Units Outstanding	508	482
DILUTED	27,653	27,120

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(In Thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance - December 31, 2007	$ 26,987	$ 160,664	$ 198,200	$ (17,517)	$ 368,334

Net income	-	-	25,153	-	25,153

Excess income tax benefit from stock-based compensation	-	449	-	-	449

Restricted stock compensation expense	-	3,227	-	-	3,227

Issuance of common stock and effect of cashless exercises	160	(969)	-	-	(809)

Balance - March 31, 2008	$ 27,147	$ 163,371	$ 223,353	$ (17,517)	$ 396,354

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(In Thousands)

	THREE MONTHS
	ENDED MARCH 31,
	2008	2007

Cash Flows from Operating Activities:
Net income	$ 25,153	$ 22,653
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,574	3,228
Restricted stock compensation expense	3,227	3,681
Adjustment of investments to fair value	2,683	-
Excess income tax benefit from stock-based compensation	(449)	(1,051)
Deferred income taxes	372	(1,058)
Loss (gain) on sale of equipment	41	(130)
Loss on land held for sale, net	79	155
Increase in other long-term liabilities	2,212	6,977
Cash from changes in other components of working capital	(10,842)	14,491

NET CASH FROM OPERATING ACTIVITIES	$ 25,050	$ 48,946

Cash Flows from Investing Activities:
Acquisition of property and equipment	$ (5,798)	$ (8,276)
Proceeds from sale of property and equipment	266	1,442
Investment in land held for sale	(79)	(155)
Investment in available-for-sale securities, net	(125,825)	119
Investment in other activities	(1,279)	239

NET CASH USED BY INVESTING ACTIVITIES	$ (132,715)	$ (6,631)

Cash Flows from Financing Activities:
Repayment of long-term debt	$ (1,414)	$ (25,687)
Excess income tax benefit from stock-based compensation	449	1,051
Issuance of common stock and effect of cashless exercises	(809)	(153)
Proceeds from exercise of common stock options and stock purchase warrants	-	201
Deferred debt costs	-	(974)

NET CASH USED BY FINANCING ACTIVITIES	$ (1,774)	$ (25,562)

Net Increase (Decrease) in Cash and Cash Equivalents	(109,439)	16,753
Cash and Cash Equivalents at Beginning of Year	459,188	225,504

Cash and Cash Equivalents at End of Period	$ 349,749	$ 242,257

Supplemental Disclosure of Cash Paid During the Period For:
Interest	$ 355	$ 724
Income taxes	$ 10,416	$ 5,546

Supplemental Disclosure of Non-cash Transactions:
Common stock issued for compensation and services	$ 6,221	$ 934

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The unaudited consolidated condensed financial statements presented herein include the accounts of Perini Corporation and its wholly owned subsidiaries (“Perini” or the “Company”). The Company’s interests in construction joint ventures are accounted for using the proportionate consolidation method. These unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2008 and December 31, 2007 and results of operations and cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008 because, among other reasons, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

(2)	Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note (1) to such financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company has made no significant changes to these policies during 2008, except as noted below.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. SFAS No. 157 applies under other accounting pronouncements that currently require or permit fair value measurements. The Company adopted SFAS No. 157 on January 1, 2008, as required. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, the application of SFAS No. 157 relating to non-financial assets and non-financial liabilities of the Company will be adopted prospectively beginning January 1, 2009. See Note 4, “Fair Value Measurements” for additional information.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of SFAS No. 115, ” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted SFAS No. 159 on January 1, 2008, as required. The Company did not elect the fair value measurement option for any of its financial assets or liabilities. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(2)	Significant Accounting Policies (continued)

statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company beginning January 1, 2009 and the Company will apply the provisions of SFAS No. 141(R) prospectively to any business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for the Company beginning January 1, 2009 and the Company will apply the provisions of SFAS No. 160 prospectively as of that date.

(3)	Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

Cash and cash equivalents as reported in the accompanying Consolidated Condensed Balance Sheets consist of amounts held by the Company that are available for general corporate purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses. Joint venture cash and cash equivalents are not restricted to specific uses within those entities; however, the terms of the joint venture agreements limit the Company’s ability to distribute those funds and use them for corporate purposes. Cash held by construction joint ventures is distributed from time to time to the Company and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by the Company from its construction joint ventures are then available for general corporate purposes. At March 31, 2008 and December 31, 2007, the Company’s cash balance includes $20.1 million and $25.0 million, respectively, which represents an advance received from a project owner to be used to fund subcontract work on a specific project under certain circumstances. The Company has included these amounts in its contract billings and they are included as a component of “billings in excess of costs and estimated earnings” in the Consolidated Condensed Balance Sheets at March 31, 2008 and December 31, 2007. At March 31, 2008 and December 31, 2007, cash and cash equivalents consisted of the following (in thousands):

	March 31,	Dec. 31,
	2008	2007

Corporate cash and cash equivalents (available
for general corporate purposes)	$ 312,757	$ 426,825

Company's share of joint venture cash and
cash equivalents (available only for joint venture
purposes, including future distributions)	36,992	32,363
	$ 349,749	$ 459,188

(4)	Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(4)     Fair Value Measurements (continued)

requirements. SFAS No. 157 applies under other accounting pronouncements that currently require or permit fair value measurements. The Company adopted SFAS No. 157 on January 1, 2008, as required. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, the application of SFAS No. 157 relating to non-financial assets and non-financial liabilities of the Company will be adopted prospectively beginning January 1, 2009.

SFAS No. 157 establishes a three-tier valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs used in measuring fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. These hierarchical tiers are defined as follows:

Level 1 – inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 – inputs other than quoted prices in active markets that are either directly or indirectly observable through market corroboration.

Level 3 – unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions based on the best information available in the circumstances.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008 (in thousands):

Fair Value Measurements at March 31, 2008 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active markets	inputs	inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents (1)	$ 349,749	$ 349,749	$ -	$ -

Short-term investments (2)	325	325	-	-

Auction rate securities (3)	131,172	-	16,550	114,622

TOTAL	$ 481,246	$ 350,074	$ 16,550	$ 114,622

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(4)	Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in thousands):

Auction Rate
Securities

Balance at December 31, 2007	$ -
Transfer into Level 3	8,000
Purchases and settlements, net	109,275
Impairment loss included in other income, net	(2,653)
Balance at March 31, 2008	$ 114,622

(1)	Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which fair value is determined through quoted market prices.

(2)	Short-term investments consist of an S&P 500 index mutual fund for which fair value is determined through quoted market prices.

(3)

At March 31, 2008, the Company had $131.2 million invested in auction rate securities (“ARS”) which the Company considers as available-for-sale. The majority of the ARS held by the Company at March 31, 2008, totaling $81.0 million, are in securities collateralized by student loan portfolios, which are guaranteed by the United States government. An additional amount totaling $21.2 million are in securities collateralized by student loan portfolios, which are privately insured. The remainder of the securities, totaling $29.0 million, are in tax-exempt bond investments, for which the market has recently had a number of successful auctions. During the period April 1, 2008 through May 5, 2008, the Company was successful in liquidating at par value an additional $16.6 million of its investment in ARS. All of the Company’s ARS are rated AAA or AA. The Company estimated the fair value of its ARS utilizing an income approach valuation model which considered, among other items, the following inputs: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default or repurchase at par for each period. As a result of the fair valuation analysis performed, the Company recorded a loss of $2.7 million during the first quarter of 2008, which was deemed to be other-than-temporary and was recorded as a charge against income.

Due to the Company’s belief that the market for privately insured student loans may take in excess of twelve months to fully recover, the Company has classified its $21.2 million investment in these securities as non-current and this amount is included in Other Assets in the Consolidated Condensed Balance Sheets at March 31, 2008. Based on recent successful auctions experienced in the market and discussions with third party financial advisors, the Company believes that the market for the remaining balance of its ARS investments totaling $110.0 million, which include student loans guaranteed by the United States government and tax-exempt bond investments, will recover within the next twelve months and that the Company will be able to liquidate these investments within that time frame. Accordingly, this amount is classified as current and is included in Short-term Investments in the Consolidated Condensed Balance Sheets at March 31, 2008.

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

TSP appealed and, in January 2005, the State of California Court of Appeal reversed the trial court's entire judgment and found that the trial court judge had abused his discretion and had violated TSP's due process rights, and had imposed impermissibly overbroad terminating sanctions.  The Court of Appeal also directed the trial court to dismiss LAMTA's claims that TSP had violated the Unfair Competition Law ("UCL") because LAMTA lacked standing to bring such a claim, and remanded the Joint Venture's claims against LAMTA for extra work required by LAMTA and LAMTA's counterclaim under the CFCA against TSP to the trial court for further proceedings, including a new trial.  LAMTA petitioned the Court of Appeal for rehearing and the California Supreme Court for review. Both petitions were denied and the case was remanded and reassigned for a new trial.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(5)     Contingencies and Commitments (continued)

(a)  Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter (continued)

In December 2007, the Court dismissed both TSP’s and LAMTA’s affirmative work restriction claims. LAMTA later filed a motion asking the Court, in effect, to reconsider its decision to dismiss LAMTA’s claim and to allow the matter to proceed to trial. On April 15, 2008, the Court denied LAMTA’s motion.

A hearing to determine if LAMTA’s Disadvantaged Business Enterprise claims are sufficient to proceed to trial is scheduled for August 5, 2008. A schedule for addressing the remainder of the case thereafter has not yet been established.

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

The DRB has also ruled on a binding basis that PKC is entitled to four additional compensation awards, less credits, totaling $39.8 million for impacts and inefficiencies caused by MHD to certain of PKC’s work.  The first two such awards, totaling $17.1 million, have been confirmed by the Superior Court and were not appealed.  MHD filed actions in the Superior Court seeking to vacate the other two awards, and PKC answered, seeking to confirm them. MHD has dropped its substantive objection to confirmation of these two awards, but continues to contest its obligation to pay certain interest thereon.

It is PKC’s position that the remaining claims to be decided by the DRB on a binding basis have an anticipated value of approximately $104 million (exclusive of interest).   MHD disputes that the remaining claims before the DRB may be decided on a binding basis. Hearings before the DRB are scheduled to occur throughout 2008 and into early 2009.

To date, the current DRB panel has issued two interim decisions. The first, issued on December 4, 2007, held that PKC’s claim for delay damages (the “Time II” claim) is not barred or limited by

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(5)     Contingencies and Commitments (continued)

(b)  Perini/Kiewit/Cashman Joint Venture-Central Artery/Tunnel Project Matter  (continued)

the 10% markups for overhead and profit on change orders. The second decision, issued on

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

(c) Investigation by U.S. Attorney for Eastern District of New York

In 2001, the Company received a grand jury subpoena for documents in connection with an investigation by the U.S. Attorney’s Office for the Eastern District of New York. The investigation concerns contracting between the Company’s civil division and disadvantaged, minority, and women-owned businesses in the New York City area construction industry. The Company has cooperated with the U. S. Attorneys Office in the investigation and produced documents pursuant to the subpoena in 2001 and 2002. In August 2006 and May 2007, the Company received additional grand jury subpoenas for documents in connection with the same investigation. The Company subsequently produced documents pursuant to those subpoenas, and continues to cooperate in the investigation. It is the Company’s understanding that lawyers for two former Perini Civil Division employees also are in separate discussions with the U.S. Attorney’s Office related to the investigation. On January 8, 2007, the Company was informed by the U.S. Attorney’s Office that the Company meets the definition of “subject” in the United States Attorney's Manual. That definition is a “person whose conduct is within the scope of the grand jury's investigation.” At the same time, the U.S. Attorney’s Office also wrote to the Company that "Perini has been cooperatively engaged in discussions with this office and that we are considering a civil settlement with regard to Perini.” The Company has been in active discussions with the U.S Attorney’s Office concerning a civil settlement of this matter. The Company recorded a charge in 2007 with respect to this matter which materially affected the operating results of the civil segment. Since this matter has not been settled, the potential for a further charge (or credit) exists; however, management believes that the amount of such further charge or credit, if any, will not be material to the operating results of the Company or to the civil segment.

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

(d) Long Island Expressway/Cross Island Parkway Matter (continued)

The initial Project schedule contemplated substantial completion in 28 months from the Project commencement in September, 2000.  Ultimately, the time for substantial completion was extended by 460 days.  While the Project was under construction, the NYSDOT made $8.5 million of payments to the Company for its extended overhead costs.

The Company sought approximately $33 million of additional relief from the NYSDOT for the delay and extra work it experienced. The NYSDOT, however, declined to grant the Company any further relief. Moreover, the NYSDOT stated it will take an adjustment of $2,452,123 of the $8.5 million it previously paid to the Company for its extended overhead costs. Since the NYSDOT has accepted the Company’s work as complete, it must close out the Project contract. The NYSDOT indicated that it will do so within the next few months.

After the closeout of the Project contract by the NYSDOT, the Company will file a formal claim with the NYSDOT for the delay and extra work it experienced, as well as for appropriate portions of the adjustment taken by the NYSDOT to the amounts previously paid to the Company for its extended overhead costs, as a condition precedent to filing an action in the New York Court of Claims.

Management has made an estimate of the total anticipated cost recovery on the Project and it is included in revenue recorded to date. To the extent new facts become known or the final cost recovery included in the claim settlement varies from this estimate, the impact of the change will be reflected in the financial statements at that time.

(e) The Cosmopolitan Resort and Casino Matter

The Company is engaged in the construction of The Cosmopolitan Resort and Casino, a mixed-use casino/hotel development project in Las Vegas, Nevada, (the “Project”) for Cosmo Senior Borrower LLC (“Cosmo”). On January 16, 2008, Deutsche Bank AG delivered a notice of loan default to Cosmo, et al. At this time, construction work continues on the Project and all current amounts due the Company have been paid pursuant to the terms of the construction contract. The Company has an interim commitment from Deutsche Bank under which Deutsche Bank will continue to pay the Company for performing construction work on the Project on a monthly basis while the issues of the loan default are being resolved. The Project is scheduled for completion in December 2009. As of March 31, 2008, approximately $1.2 billion of work remained to be performed by the Company under the construction contract.

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

The Compensation Committee of the Company’s Board of Directors has approved the grant of 1,420,000 restricted stock units to certain of its executive officers and employees under the 2004 Stock Option and Incentive Plan. As of March 31, 2008, 519,999 restricted stock units vested. Of the remaining 900,001 restricted stock units outstanding at March 31, 2008, 535,001 generally vest in equal installments on January 2, 2009 and 2010, and 365,000 generally vest on January 2, 2010. Of the 900,001 restricted stock units outstanding at March 31, 2008, 583,334 are subject only to the satisfaction of service requirements and the remaining 316,667 are subject to the satisfaction of both service requirements and achievement of certain pre-established pretax income performance criteria. Upon vesting, each restricted stock unit will be exchanged for one share of the Company’s common stock. The grant date fair value of the restricted stock units is $46.0 million based on the closing price of the Company’s common stock on the dates of grant. For the three month period ended March 31, 2008, the Company recognized compensation expense of $3.2 million, related to these restricted stock units and these amounts are included as a component of “General and Administrative Expenses” in the Consolidated Condensed Statements of Income. At March 31, 2008, there was $11.8 million of unrecognized compensation cost related to the non-vested restricted stock units outstanding which, absent significant forfeitures in the future, will be recognized over a weighted average period of 1.5 years.

A summary of stock-based compensation awards related to the restricted stock units outstanding under the Company’s 2004 Stock Option and Incentive Plan for the three months ended March 31, 2008 is as follows:

		Weighted Average	Shares
	Number	Grant Date	Available
	of Shares	Fair Value	to Grant

Outstanding at January 1, 2008	1,030,000	$32.47	1,407,626
Granted	75,000	$34.40	(75,000)
Vested	(25,000)		-
Issued	(179,999)	$34.56	-
Reacquired	-		19,745
Outstanding at March 31, 2008	900,001	$32.15	1,352,371

The aggregate intrinsic value of the restricted stock units outstanding at March 31, 2008 is approximately $32.6 million.

In May 2000, the Company’s stockholders approved the adoption of the Special Equity Incentive Plan which provided that up to 3,000,000 shares of the Company’s common stock would be available for the granting of nonqualified stock options to key executives, employees and directors of the Company. Options are granted at not less than the fair market value on the date of grant, as defined. Options generally expire 10 years from the date of grant. Options outstanding under the Special Equity Incentive Plan are generally exercisable in three equal annual installments, on the date of grant and on the first and second anniversary of the date of grant. As of March 31, 2008, all of the options outstanding were exercisable. A summary of stock option activity related to the Company’s Special Equity Incentive Plan is as follows:

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(6)     Stock-Based Compensation (continued)

		Exercise Price Per Share		Shares
	Number		Weighted	Available
	of Shares	Range	Average	to Grant

Outstanding at January 1, 2008	36,500	$3.13 - $4.50	$3.97	195,634
Exercised	-			-
Outstanding at March 31, 2008	36,500	$3.13 - $4.50	$3.97	195,634

Options outstanding at March 31, 2008 under the Special Equity Incentive Plan and related weighted average price and life information follows:

				Weighted
				Average	Aggregate
Remaining	Grant	Options	Options	Exercise	Intrinsic
Life (Years)	Date	Outstanding	Exercisable	Price	Value

2	5/25/2000	14,000	14,000	$3.13	463,470
2.5	9/12/2000	22,500	22,500	$4.50	713,925
Totals		36,500	36,500	$3.97	$ 1,177,395

(7)	Earnings per Common Share

Basic earnings per common share was computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share was similarly computed after giving consideration to the dilutive effect of stock options and restricted stock units outstanding on the weighted average number of common shares outstanding.

There were no antidilutive stock options outstanding at March 31, 2008 and 2007.

(8)	Dividends

There were no cash dividends declared or paid on the Company’s outstanding common stock during the periods presented in the consolidated condensed financial statements included herein.

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(9)     Business Segments

The following tables set forth certain business segment information relating to the Company’s operations for the three months ended March 31, 2008 and 2007 (in thousands):

Three months ended March 31, 2008
Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Totals	Corporate		Total

Revenues	$ 1,163,020	$ 60,156	$ 33,160	$ 1,256,336	$ -		$ 1,256,336
Income from Construction Operations	$ 34,790	$ 2,835	$ 6,301	$ 43,926	$ (4,963)	*	$ 38,963

Three months ended March 31, 2007
Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Totals	Corporate		Total

Revenues	$ 886,855	$ 57,103	$ 43,398	$ 987,356	$ -		$ 987,356
Income from Construction Operations	$ 23,946	$ 815	$ 13,685	$ 38,446	$ (5,706)	*	$ 32,740

*	Consists of corporate general and administrative expenses.

(10)	Employee Pension Plans

The Company has a defined benefit pension plan that covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The Company also has an unfunded supplemental retirement plan for certain employees whose benefits under the defined benefit plan are reduced because of compensation limitations under federal tax laws. Effective June 1, 2004, all benefit accruals under the Company’s pension plan were frozen; however, the current vested benefit will be preserved. In accordance with FASB Statement No. 132(R), “Employers’ Disclosures About Pensions and Other Post-Retirement Benefits”, the pension disclosure presented below includes aggregated amounts for both of the Company’s plans. The following table sets forth the net pension cost by component for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months
	Ended March 31,
	2008	2007

Interest cost on projected benefit obligation	$ 1,158	$ 1,115
Expected return on plan assets	(1,200)	(1,177)
Recognized actuarial loss	398	531

Net Pension Cost	$ 356	$ 469

The Company contributed $2.0 million to its defined benefit pension plan on April 1, 2008 and does not expect to make any additional contributions during the remainder of 2008.

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(11)   Subsequent Events

(a) Agreement to Merge with Tutor-Saliba Corporation

On April 2, 2008, the Company entered into an agreement and plan of merger (the "Merger Agreement") with Tutor-Saliba Corporation, Ronald N. Tutor and shareholders of Tutor-Saliba Corporation, pursuant to which agreement Tutor-Saliba will merge with one of the Company’s wholly owned subsidiaries (the “Merger”). Upon the effective time of the Merger, Tutor-Saliba will become a wholly owned subsidiary of the Company and the shareholders of Tutor-Saliba immediately prior to the Merger will receive a total of 22,987,293 shares of the Company’s common stock in the Merger, which shares will represent approximately 45% of the Company’s outstanding common stock following the completion of the Merger. The consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including the receipt of required regulatory approvals and approval by the Company’s shareholders. Also on April 2, 2008, in connection with the execution of the Merger Agreement, the Company entered into a shareholders agreement with Mr. Tutor, as shareholder representative, and the shareholders of Tutor-Saliba who will become shareholders of the Company upon consummation of the Merger discussed above (the “Shareholders Agreement”). The Shareholders Agreement includes provisions regarding the post-Merger composition of the Company’s Board of Directors and its committees, restrictions on the manner in which Mr. Tutor and his affiliates may vote the shares of common stock of the Company that they receive in the Merger, restrictions on the ability of Mr. Tutor and his affiliates to take certain actions to obtain control of the Company, and limitations on the ability of the former Tutor-Saliba shareholders to sell the Company’s common stock acquired in the Merger. Also on April 2, 2008, in connection with the execution of the Merger Agreement, the Company entered into an employment agreement with Mr. Tutor (the “Employment Agreement”), pursuant to which Mr. Tutor has agreed to serve as Chief Executive Officer of the Company, as a member of the Company’s Board of Directors, and Chairman of the Board. The Shareholders Agreement and the Employment Agreement will become effective upon the closing of the Merger. The Merger is expected to close during the third quarter of 2008. The foregoing description of the Merger Agreement, the Shareholders Agreement and the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to such agreements, a copy of which is attached to the Current Report on Form 8-K filed by the Company on April 7, 2008.

(b)	New Temporary Credit Facility

Effective May 7, 2008, the Company entered into a Second Amended and Restated Credit Agreement with Bank of America, as Agent. This facility comprises the Company’s $125,000,000 existing revolving credit facility (the “Existing Revolving Credit Facility”) along with an additional temporary facility of up to $117,275,000 (the “Additional Senior Credit Facility”). The Additional Senior Credit Facility is available for a one year period. The total amount available to borrow under the Additional Senior Credit Facility reduces upon the sale of all or any portion of the Company’s $117,275,000 of auction rate securities held in its investment portfolio as of May 7, 2008. Borrowings under the Additional Senior Credit Facility may be made on a revolving basis up to the full amount of the Additional Senior Credit Facility after and so long as availability under the Existing Revolving Credit Facility has been fully drawn.

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

Our business is conducted through three segments: building, civil, and management services. Our building segment focuses on large, complex projects in the hospitality and gaming, sports and entertainment, educational, transportation, corrections, healthcare, biotech, pharmaceutical and high-tech markets. Our civil segment specializes in public works construction, primarily in the northeastern and mid-Atlantic United States, including the repair, replacement and reconstruction of the public infrastructure such as highways, bridges, mass transit systems and wastewater treatment facilities. Our management services segment provides diversified construction, design-build and maintenance services to the U.S. military and government agencies, as well as to surety companies and multi-national corporations in the United States and overseas.

Significant Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Our critical accounting policies are also identified and discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. We have made no significant changes to these policies during the first quarter of 2008, except as noted below.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. SFAS No. 157 applies under other accounting pronouncements that currently require or permit fair value measurements. We adopted SFAS No. 157 on January 1, 2008, as required. In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, the application of SFAS No. 157 relating to our non-financial assets and non-financial liabilities will be adopted prospectively beginning January 1, 2009. See Note 4, “Fair Value Measurements” for additional information.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of SFAS No. 115,” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted SFAS No. 159 on January 1, 2008, as required. We did not elect the fair value measurement option for any of our financial assets or liabilities. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for us beginning January 1, 2009 and we will apply the provisions of SFAS No. 141(R) prospectively to any business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for us beginning January 1, 2009 and we will apply the provisions of SFAS No. 160 prospectively as of that date.

Recent Developments

Agreement to Merge With Tutor-Saliba Corporation

On April 2, 2008, we entered into an agreement and plan of merger (the "Merger Agreement") with Tutor-Saliba Corporation, Ronald N. Tutor and shareholders of Tutor-Saliba Corporation, pursuant to which agreement Tutor-Saliba will merge with one of the Company’s wholly owned subsidiaries (the “Merger”). Upon the effective time of the Merger, Tutor-Saliba will become a wholly owned subsidiary of the Company and the shareholders of Tutor-Saliba immediately prior to the Merger will receive a total of 22,987,293 shares of our common stock in the Merger, which shares will represent approximately 45% of our outstanding common stock following the completion of the Merger. The consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including the receipt of required regulatory approvals and approval by our shareholders. Also on April 2, 2008, in connection with the execution of the Merger Agreement, we entered into a shareholders agreement with Mr. Tutor, as shareholder representative, and the shareholders of Tutor-Saliba who will become shareholders of the Company upon consummation of the Merger discussed above (the “Shareholders Agreement”). The Shareholders Agreement includes provisions regarding the post-Merger composition of our Board of Directors and its committees, restrictions on the manner in which Mr. Tutor and his affiliates may vote the shares of our common stock that they receive in the Merger, restrictions on the ability of Mr. Tutor and his affiliates to take certain actions to obtain control of the Company, and limitations on the ability of the former Tutor-Saliba shareholders to sell our common stock acquired in the Merger. Also on April 2, 2008, in connection with the execution of the Merger Agreement, we entered into an employment agreement with Mr. Tutor (the “Employment Agreement”), pursuant to which Mr. Tutor has agreed to serve as our Chief Executive Officer, as a member of our Board of Directors, and Chairman of the Board. The Shareholders Agreement and the Employment Agreement will become effective upon the closing of the Merger. The Merger is expected to close during the third quarter of 2008. The foregoing description of the Merger Agreement, the Shareholders Agreement and the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to such agreements, a copy of which is attached to the Current Report on Form 8-K that we filed on April 7, 2008.

New Additional Temporary Credit Facility

Effective May 7, 2008, we entered into a Second Amended and Restated Credit Agreement with Bank of America, as Agent. This facility comprises our $125,000,000 existing revolving credit facility (the “Existing Revolving Credit Facility”) along with an additional temporary facility of up to $117,275,000 (the “Additional Senior Credit Facility”). The Additional Senior Credit Facility is available for a one year period. The total amount available to borrow under the Additional Senior Credit Facility reduces upon the sale of all or any portion of the $117,275,000 of auction rate securities held in our investment portfolio as of May 7, 2008. Borrowings under the Additional Senior Credit Facility may be made on a revolving basis up to the full amount of the Additional Senior Credit Facility after and so long as availability under the Existing Revolving Credit Facility has been fully drawn. This Additional Senior Credit Facility provides us with access to a source of liquidity, should the need arise, as we await opportunities to liquidate our investments in auction rate securities over the next twelve months.

Backlog of $7.2 billion

Our backlog of uncompleted construction work at March 31, 2008 was approximately $7.2 billion, as compared to the $7.6 billion backlog reported at December 31, 2007. The March 31, 2008 backlog includes new contract awards and adjustments to contracts in process added during the first quarter of 2008 totaling approximately $895 million, which includes approximately $590 million of additional work in the hospitality and gaming market in Las Vegas, Maryland and California. Also, Rudolph and Sletten added approximately $274 million of various non-hospitality and gaming work, including new awards in the education, high-tech and office building markets.

	Backlog at	New Business	Revenue	Backlog at
	Dec. 31, 2007	Awarded	Recognized	March 31, 2008
	(In millions)
Building	$ 6,981.7	$ 866.7	$ (1,163.0)	$ 6,685.4
Civil	457.9	14.6	(60.1)	412.4
Management Services	128.1	13.5	(33.2)	108.4
Total	$ 7,567.7	$ 894.8	$ (1,256.3)	$ 7,206.2

Results of Operations

Comparison of the First Quarter of 2008 with the First Quarter of 2007

Revenues increased by $268.9 million to $1,256.3 million, gross profit increased by $8.7 million, income from construction operations increased by $6.3 million, and net income increased by $2.5 million (or 11.0%) to $25.2 million in 2008. Our strong performance in 2008 was led by our building and management services segments. The increase in revenues and profit primarily reflects the conversion of our substantial building segment backlog into revenues and profit as expected. In addition, our management services segment also made a significant contribution to our 2008 operating results. Basic earnings per common share were $0.93 for the first quarter of 2008, compared to $0.85 for the first quarter of 2007. Diluted earnings per common share were $0.91 for the first quarter of 2008, compared to $0.84 for the first quarter of 2007.

	Revenues for the
	Three Months Ended March 31,		Increase	%
	2008	2007	(Decrease)	Change
	(In millions)
Building	$ 1,163.0	$ 886.9	$ 276.1	31.1%
Civil	60.1	57.1	3.0	5.3%
Management Services	33.2	43.4	(10.2)	(23.5)%
Total	$ 1,256.3	$ 987.4	$ 268.9	27.2%

Overall revenues increased by $268.9 million (or 27.2%), from $987.4 million in 2007 to $1,256.3 million in 2008. This increase was due primarily to an increase in building construction revenues of $276.1 million (or 31.1%), from $886.9 million in 2007 to $1,163.0 million in 2008, primarily as a result of the conversion of our substantial building segment backlog into revenues as expected, led by an increased volume of work in the hospitality and gaming market in Las Vegas and California. Civil construction revenues increased by $3.0 million (or 5.3%), from $57.1 million in 2007 to $60.1 million in 2008. Management services revenues decreased by $10.2 million (or 23.5%), from $43.4 million in 2007 to $33.2 million in 2008, due primarily to a decreased volume of work in Iraq.

	Income from Construction
	Operations for the		Increase
	Three Months Ended March 31,		(Decrease)%
	2008	2007	In Income	Change
	(In millions)
Building	$ 34.8	$ 23.9	$ 10.9	45.6%
Civil	2.9	0.8	2.1	262.5%
Management Services	6.3	13.7	(7.4)	(54.0)%
Subtotal	$ 44.0	$ 38.4	$ 5.6	14.6%

Less: Corporate	(5.0)	(5.7)	0.7	12.3%
Total	$ 39.0	$ 32.7	$ 6.3	19.3%

Income from construction operations (excluding corporate) increased by $5.6 million (or 14.6%), from $38.4 million in 2007 to $44.0 million in 2008. Building construction income from operations increased by $10.9 million (or 45.6%), from $23.9 million in 2007 to $34.8 million in 2008, due primarily to the significant increase in revenues discussed above. Building construction income from operations was reduced by a $2.3 million increase in building construction-related general and administrative expenses, due primarily to a $1.7 million increased provision for incentive compensation due to the significantly improved building construction operating results, and a $0.6 million increased charge related to stock-based compensation expense resulting from certain restricted stock units granted in 2006 and 2008. Civil construction income from operations increased by $2.1 million, from $0.8 million in 2007 to $2.9 million in 2008. Civil construction income from operations in 2007 included downward profit adjustments on roadway projects in Maryland and Florida. The matter discussed in Note 5(c) of Notes to Consolidated Financial Statements has not been settled. As a result, the potential for a further charge (or credit) exists; however, management believes that the amount of such further charge or credit, if any, will not be material to the financial results of the Company or of the civil segment. Management services income from operations decreased by $7.4 million (or 54.0%), from $13.7 million in 2007 to $6.3 million in 2008, primarily reflecting the extraordinary operating results recorded in 2007 due to favorable performance on work in Iraq. Also, management services income from operations decreased in part due to the decrease in revenues discussed above. Overall income from construction operations was favorably impacted by a $0.7 million decrease in corporate general and administrative expenses, from $5.7 million in 2007 to $5.0 million in 2008, due primarily to a $0.9 million decrease in corporate stock-based compensation expense resulting from certain restricted stock units granted in 2006 and 2007, and a $0.5 million decrease in the provision for corporate incentive compensation.

Other income decreased by $0.9 million, from $2.4 million in 2007 to $1.5 million in 2008, as a $1.8 million increase in interest income as a result of the positive cash flow we generated from operating activities in 2007 and in the first quarter of 2008 was more than offset by recognition of a $2.7 million loss due to the adjustment of certain of our investments in auction rate securities to fair value at March 31, 2008. For further discussion regarding auction rate securities, see Item 3 captioned “Quantitative and Qualitative Disclosures About Market Risk.”

Interest expense decreased by $0.3 million, from $0.7 million in 2007 to $0.4 million in 2008, due primarily to the February 2007 repayment of our term loan in full in conjunction with the closing of our new credit agreement.

The provision for income taxes increased by $3.2 million, from $11.8 million in 2007 to $15.0 million in 2008, due primarily to the increase in pretax income in 2008. The effective tax rate for the first quarter of 2008 was 37.3%, as compared to 34.2% for the first quarter of 2007. The change in the effective tax rate reflects the changes of certain tax contingencies in both years.

Liquidity and Capital Resources

Cash and Working Capital

We have an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and three participant lenders (the “Credit Agreement”). The Credit Agreement provides for a secured revolving credit facility (the “Revolving Facility”) of up to $125 million, which can be expanded to $175 million in the future with the consent of the lenders. Any outstanding letters of credit reduce availability under the Revolving Facility on a dollar-for-dollar basis. We can choose from interest rate alternatives including a prime-based rate, as well as Eurodollar rate-based options. The termination date of the Revolving Facility is February 22, 2012.

We have not borrowed under the Revolving Facility during 2007 or 2008. Due to letters of credit outstanding, we had $113.7 million available to borrow under the Revolving Facility at March 31, 2008.

Effective May 7, 2008, we entered into a Second Amended and Restated Credit Agreement with Bank of America, as Agent. This facility comprises our $125,000,000 existing revolving credit facility (the “Existing Revolving Credit Facility”) along with an additional temporary facility of up to $117,275,000 (the “Additional Senior Credit Facility”). The Additional Senior Credit Facility is available for a one year period. The total amount available to borrow under the Additional Senior Credit Facility reduces upon the sale of all or any portion of the $117,275,000 of auction rate securities held in our investment portfolio as of May 7, 2008. Borrowings under the Additional Senior Credit Facility may be made on a revolving basis up to the full amount of the Additional Senior Credit Facility after and so long as availability under the Existing Revolving Credit Facility has been fully drawn. This Additional Senior Credit Facility provides us with access to a source of liquidity, should the need arise, as we await opportunities to liquidate our investments in auction rate securities over the next twelve months.

Cash and cash equivalents as reported in the accompanying consolidated condensed financial statements consist of amounts held by us as well as our proportionate share of amounts held by construction joint ventures. Cash held by us is available for general corporate purposes while cash held by construction joint ventures is available only for joint venture-related uses. Joint venture cash and cash equivalents are not restricted to specific uses within those entities; however, the terms of the joint venture agreements limit our ability to distribute those funds and use them for corporate purposes. Cash held by construction joint ventures is distributed from time to time to us and to the other joint venture participants in accordance with our respective percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by us from our construction joint ventures are then available for general corporate purposes. At March 31, 2008 and December 31, 2007, cash held by us and available for general corporate purposes was $312.7 million and $426.8 million, respectively, and our proportionate share of cash held by joint ventures and available only for joint venture-related uses was $37.0 million and $32.4 million, respectively. At March 31, 2008 and December 31, 2007, our cash balance included $20.1 million and $25.0 million, respectively, which represents an advance received from a project owner to be used to fund subcontract work on a specific project under certain circumstances. We have included these amounts in our contract billings and they are included as a component of “billings in excess of costs and estimated earnings” in the Consolidated Condensed Balance Sheets at March 31, 2008 and December 31, 2007.

We hold a variety of highly rated (AAA or AA) interest bearing auction rate securities that generally represent interests in pools of either interest bearing student loans or municipal bond issues. These auction rate securities provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals, typically every 7 or 28 days. In the event that such auctions are unsuccessful, the holder of the securities is not able to access these funds until a future auction of these investments is successful. An unsuccessful auction results in a lack of liquidity in the securities but does not signify a default by the issuer. Upon an unsuccessful auction, the interest rates do not reset at a market rate but instead reset based upon a formula contained in the security, which rate is generally higher than the current market rate. At December 31, 2007, we had $8.0 million invested in auction rate securities.

During the first quarter of 2008, we made substantial additional investments in auction rate securities. Since mid-February 2008, regularly scheduled auctions for these securities started to fail throughout the market at a significant rate. At that time, we had $181.9 million invested in auction rate securities. Since then, we have been successful in liquidating at par value a significant portion of our investment in auction rate securities. At March 31, 2008, we had investments in auction rate securities of $131.2 million which are reflected at fair value after recognition of a $2.7 million pretax impairment charge in the first quarter of 2008 which was deemed to be other-than-temporary, thereby resulting in a charge to the Consolidated Condensed Statement of Income. These investments are classified as “available-for-sale,” with $110.0 million classified as short-term investments and $21.2 million classified as long-term investments. During the period April 1, 2008 through May 5, 2008, we were successful in liquidating at par value an additional $16.6 million of our investments in auction rate securities, thereby reducing our investment in auction rate securities to $114.6 million. Our investment policy is to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. The current overall liquidity concerns in capital markets have affected our ability to liquidate many of our investments in auction rate securities. We believe that these unsuccessful auctions are generally a short-term market issue, and that based on our ability to access our cash equivalent investments, our anticipated operating cash flows, and our available revolving credit facility, we do not expect that the short-term lack of liquidity of some of our auction rate security investments will materially affect our overall liquidity position or our ability to execute our current business plan.

A summary of cash flows for each of the three month periods ended March 31, 2008 and 2007 is set forth below:

	Three Months
	Ended March 31,
	2008	2007
	(In millions)
Cash flows from:
Operating activities	$ 25.0	$ 49.0
Investing activities	(132.7)	(6.6)
Financing activities	(1.8)	(25.6)
Net increase (decrease) in cash	$ (109.5)	$ 16.8
Cash at beginning of year	459.2	225.5
Cash at end of period	$ 349.7	$ 242.3

During 2008, we generated $25.0 million in cash flow from operating activities. The positive cash flow from operating activities is primarily due to the substantial increase in our building segment revenues as well as favorable operating results in our management services segment. We used $132.7 million in cash to fund investing activities, principally for the net purchase of auction rate securities and to purchase construction equipment to be used primarily in our civil construction operations. We also used $1.8 million in cash to fund financing activities, primarily to pay down equipment financing debt. As a result, our cash balance decreased by $109.5 million during the first quarter of 2008.

Working capital increased from $293.5 million at the end of 2007 to $297.0 million at March 31, 2008 despite the reclassification of $21.2 million of our investments in auction rate securities from short-term to long-term at March 31, 2008. The current ratio of 1.23x at March 31, 2008 decreased slightly from the current ratio of 1.24x at December 31, 2007.

Debt

Total debt, including current maturities, at March 31, 2008 was $19.3 million, a decrease of $1.4 million from December 31, 2007, due primarily to reductions in equipment financing debt. Long-term debt, net of current maturities, increase slightly from $13.4 million at December 31, 2007 to $13.6 million at March 31, 2008. The long-term debt to equity ratio decreased slightly from .04x at December 31, 2007 to 0.3x at March 31, 2008.

Dividends

There were no cash dividends declared or paid on our outstanding common stock during the periods presented herein.

Forward-looking Statements

The statements contained in this Management’s Discussion and Analysis of the Consolidated Condensed Financial Statements and other sections of this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to:

•	our ability to convert backlog into revenue;
•	our ability to successfully and timely complete construction projects;
•	the potential delay, suspension, termination or reduction in scope of a construction project;
•	the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules;
•	the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings;
•	the availability of borrowed funds on terms acceptable to us;
•	the ability to retain certain members of management;
•	the ability to obtain surety bonds to secure our performance under certain construction contracts;
•	possible labor disputes or work stoppages within the construction industry;
•	changes in federal and state appropriations for infrastructure projects;
•	possible changes or developments in worldwide or domestic political, social, economic, business, industry, market and regulatory conditions or circumstances;
•

actions taken or not taken by third parties including our customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials;

•	the ability to obtain the approval of the transaction with Tutor-Saliba by Perini shareholders;
•	the ability to obtain governmental approvals of the transaction with Tutor-Saliba or to satisfy other conditions to the transaction on the terms and expected timeframe or at all;
•	transaction costs from the transaction with Tutor-Saliba;
•	the effects of disruption from the transaction with Tutor-Saliba making it more difficult to maintain relationships with employees, customers, other business partners or government entities;
•

the ability to realize the expected synergies resulting for the transaction with Tutor-Saliba in the amounts or in the timeframe anticipated and the ability to integrate Tutor-Saliba’s businesses into those of Perini in a timely and cost-efficient manner; and

•

other risks and uncertainties discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 28, 2008, as amended.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk from that described in our Annual Report on Form 10-K for the year ended December 31, 2007, Item 7A, since December 31, 2007, except as discussed below.

At December 31, 2007, we had $8.0 million invested in auction rate securities. During the first quarter of 2008, we made substantial additional investments in auction rate securities. Since mid-February 2008, regularly scheduled auctions for these securities started to fail throughout the market at a significant rate. At that time, we had $181.9 million invested in auction rate securities. Since then, we have been successful in liquidating at par value a significant portion of our investment in auction rate securities. At March 31, 2008, we had investments in auction rate securities of $131.2 million which are reflected at fair value after recognition of a $2.7 million pretax impairment charge in the first quarter of 2008 which was deemed to be other-than-temporary, thereby resulting in a charge to the Consolidated Condensed Statement of Income. These investments are classified as “available-for-sale”. During the period April 1, 2008 through May 5, 2008, we were successful in liquidating at par value an additional $16.6 million of our investments in auction rate securities, thereby reducing our investment in auction rate securities to $114.6 million. As of March 31, 2008, we continue to earn interest on all of our auction rate security investments at the contractual rate, which is generally higher than the interest rate the issuer pays in connection with successful auctions. For further discussion of auction rate securities, see Note 4 of Notes to Consolidated Condensed Financial Statements.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us and, although we have designed our disclosure controls and procedures to address the geographic diversity of our operations, this diversity inherently may limit the effectiveness of those controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

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

Part II. - Other Information

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings cannot be predicted with any certainty and in the case of more complex legal proceedings the results are difficult to predict at all. For further discussion regarding legal proceedings, see Note 5 of Notes to Consolidated Condensed Financial Statements.

Item 1A. Risk Factors

Information regarding risk factors affecting our business is discussed in our Annual Report on Form 10-K for the year ended December 31, 2007. Based on the proposed Merger with Tutor-Saliba Corporation and the current auction rate securities market, we have included the following additional risk factors:

The Merger may not be completed, which could adversely affect our business operations and stock price.

To complete the Merger, our shareholders must approve the issuance of shares of the Company’s common stock as contemplated by the Merger Agreement. In addition, completion of the Merger is subject, among other things, to expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

In addition, the Merger Agreement contains additional closing conditions. These conditions may not be satisfied or waived. If we are unable to complete the Merger, we would be subject to a number of risks, including the following:

•	We would not realize the benefits of the Merger, including any synergies from combining the two companies;
•	The trading price of our common stock may decline to the extent that the current market price reflects a market assumption that the Merger will be completed; and
•	Mr. Tutor would continue to divide his attention between us and Tutor-Saliba or might decide to cease working with us to focus on Tutor-Saliba.

The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations or on the trading price of our common stock.

We will be subject to business uncertainties, contractual restrictions and additional management burdens and distractions while the Merger is pending that could adversely affect our business.

Uncertainty about the effect of the Merger on employees, customers, suppliers and subcontractors may have an adverse effect on us, regardless of whether the Merger is eventually completed. The pursuit of the Merger and the preparation for the integration of the Company and Tutor-Saliba places a significant burden on management and internal resources. The diversion of management attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could have an adverse impact on our business, financial condition and operating results. In addition, the Merger Agreement restricts each of the Company and Tutor-Saliba, without the other party’s consent, from making certain acquisitions and taking other specified actions until the Merger occurs or the Merger Agreement is terminated. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our businesses prior to completion of the Merger or termination of the Merger Agreement.

Part II. - Other Information (continued)

Funds associated with auction rate securities that we have traditionally held as Short-term Investments may not be liquid or readily available.

As discussed in Note 4 of Notes to Consolidated Condensed Financial Statements included in this report, our investment securities currently consist of auction rate securities which are not currently liquid or readily available to convert to cash. We do not believe that the current liquidity issues related to our auction rate securities will impact our ability to fund our ongoing business operations or our ability to execute our current business plan. However, if the global credit crisis persists or intensifies, it is possible that we will be required to further adjust the fair value of our auction rate securities and/or reclassify them as non-current assets. If we determine that the decline in the fair value of our auction rate securities is other-than-temporary, it would result in additional impairment charges being recognized on our Consolidated Condensed Statement of Income, which could be material and which could adversely affect our financial results. In addition, the lack of liquidity associated with these investments may require us to access our Additional Senior Credit Facility until some or all of our auction rate securities are liquidated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On May 7, 2008, the Company entered into a Second Amended and Restated Credit Agreement (the “Amended Agreement”), as Borrower, with Bank of America, N. A., as Administrative Agent, Swing Line Lender and L/C Issuer (the “Lender”). The Amended Agreement amends and restates in its entirety an existing Credit Agreement dated February 22, 2007 among the Company, as Borrower, and the Lender, as Administrative Agent (the “Existing Agreement”), which provided for a $125 million revolving credit facility. Other than the provisions governing the new supplementary facility and related intercreditor provisions, the provisions of the Amended Agreement are virtually identical to those of the Existing Agreement.

The Amended Agreement replaces the Existing Agreement and allows the Company to borrow up to $125 million on a revolving credit basis, with a $50 million sublimit for letters of credit, and an additional $117.3 million under a supplementary facility to the extent that the $125 million base facility has been fully drawn. Subject to certain conditions, the Company has the option to increase the base facility by up to an additional $50 million. Similar to the Existing Agreement, certain subsidiaries of Perini will unconditionally guarantee the obligations of the Company under the Amended Agreement. The obligations under the Amended Agreement are secured by a lien on all real and personal property of the Company and its subsidiaries party thereto. Amounts outstanding under the Amended Agreement bear interest at a rate equal to, at the Company's option, (a) the adjusted British Bankers Association LIBOR rate, as defined, plus 100 to 175 basis points based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA or (b) the higher of the Federal Funds Rate plus 50 basis points, or the prime rate announced by Bank of America, N.A, plus up to 50 basis points based on

Part II. - Other Information (continued)

the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA. In addition, the Company has agreed to pay a quarterly facility fee ranging from 0.20% to 0.35% per annum of the unused portion of the credit facility. Any outstanding loans under the Amended Agreement mature on February 22, 2012, unless extended pursuant to the terms of the Amended Agreement, provided, however, the supplementary facility will terminate on (and all loans thereunder must be repaid on or before) May 6, 2009.

The Amended Agreement requires the Company to comply with certain financial and other covenants at the end of each fiscal quarter including:

•

Consolidated net worth of at least $160.5 million, increased on a cumulative basis commencing with the fiscal quarter ending December 31, 2006, by an amount equal to 50% of consolidated net income (with no deductions for net losses) for the fiscal quarter then ended plus 100% of the amount of all Equity Issuances (as defined in the Amended Agreement) after the closing date of the Amended Agreement that increase consolidated shareholders’ equity;

•	Consolidated leverage ratio of no more than 2.5 to 1.0;
•

Fixed charge coverage ratio of consolidated EBITDA over covered charges (which includes interest expense, cash taxes, scheduled payments of principal and interest, and current period dividends on the Company’s preferred stock) of at least 1.5 to 1.0; and

•	Consolidated asset coverage ratio of at least 1.5 to 1.0.

The Amended Agreement also includes certain customary provisions for this type of facility, including operational covenants restricting liens, investments, indebtedness, fundamental changes in corporate organization, and dispositions of property, and events of default, certain of which include corresponding grace periods and notice requirements. In addition, the Amended Agreement provides that the supplementary facility shall be reduced by the amount of any reduction in the principal amount of certain auction rate securities presently held by the Company.

The Amended Agreement provides for customary events of default with corresponding grace periods, including (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants, (iii) any material representation or warranty made by the Company proving to be incorrect in any material respect, (iv) defaults relating to or acceleration of other material indebtedness, (v) certain insolvency or receivership events affecting the Company, (vi) a change in control of the Company, or (vii) the Company becoming subject to certain material judgments.

In the event of a default, the Administrative Agent, at the request of the requisite number of lenders, must terminate the lenders’ commitments to make loans under the Amended Agreement and declare all obligations under the Amended Agreement immediately due and payable. For certain events of default related to insolvency and receivership, the commitments of the lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.

The forgoing description of the Amended Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Agreement, which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.2 and is incorporated herein by reference.

Part II. - Other Information (continued)

Item 6. Exhibits

Exhibit 2.1

Agreement and Plan of Merger, dated as of April 2, 2008, by and among Perini Corporation, Trifecta Acquisition LLC, Tutor-Saliba Corporation, Ronald N. Tutor and shareholders of Tutor-Saliba Corporation signatory thereto (incorporated by reference to Exhibit 2.1 to Form 8-K filed on April 7, 2008).

Exhibit 3.1	Restated Articles of Organization (incorporated by reference to Exhibit 4 to Form S-2 (File No. 33-28401) filed on April 28, 1989).

Exhibit 3.2	Articles of Amendment to the Restated Articles of Organization of the Perini Corporation (incorporated by reference to Exhibit 3.2 to Form S-1 (File No. 333-111338) filed on December 19, 2003).

Exhibit 3.3	Articles of Amendment to the Articles of Organization of Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 12, 2000).

Exhibit 3.4	Amended and Restated By-laws of Perini Corporation (incorporated by reference to Exhibit 3.2 of Form 8-K (File No. 001-06314) filed on February 14, 1997).

Exhibit 3.5	Amendment No. 1 to the Amended and Restated By-laws of Perini Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed on April 12, 2000).

Exhibit 4.1

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

Exhibit 4.2

Letter Agreement by and among Perini Corporation, BLUM Capital Partners, L.P., PB Capital Partners, L.P. and The Common Fund for Non-Profit Organizations, dated as of December 1, 2003 (incorporated by reference to Exhibit 4.14 to Form S-1 (File No. 333-111338) filed on December 19, 2003).

Exhibit 4.3

Shareholders Agreement, dated as of April 2, 2008, by and among Perini Corporation, Ronald N. Tutor and the shareholders of Tutor-Saliba Corporation signatory thereto (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 7, 2008).

+Exhibit 10.1	Employment Agreement, dated as of April 2, 2008, by and between Perini Corporation and Ronald N. Tutor (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 7, 2008).

Exhibit 10.2

Second Amended and Restated Credit Agreement dated as of May 7, 2008 among Perini Corporation, the subsidiaries of Perini identified therein, and Bank of America, N.A. and the other lenders that are parties thereto – filed herewith.

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – filed herewith.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

Part II. - Other Information (continued)

*Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

*Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

* These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part of this Quarterly Report on Form 10-Q or as a separate disclosure document.

+ Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perini Corporation
Registrant

Date: May 9, 2008	/s/Kenneth R. Burk
Kenneth R. Burk, Senior Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer