Form 10-Q
period 2008-06-30
PERINI CORP
filed 2008-08-08
CIK 77543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of Common Stock, $1.00 par value per share, of the registrant outstanding at August 1, 2008 was 27,328,927.

PERINI CORPORATION AND SUBSIDIARIES

INDEX

				Page Number
Part I. -	Financial Information:

	Item 1.	Financial Statements (Unaudited)

		Consolidated Condensed Balance Sheets – June 30, 2008 and December 31, 2007		3

		Consolidated Condensed Statements of Income – Three Months and Six Months ended June 30, 2008 and 2007		4

		Consolidated Condensed Statement of Stockholders’ Equity – Six Months ended June 30, 2008		5

		Consolidated Condensed Statements of Cash Flows – Six Months ended June 30, 2008 and 2007		6

		Notes to Consolidated Condensed Financial Statements		7 – 22

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		23 – 32

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		32

	Item 4.	Controls and Procedures		32 – 33

Part II. -	Other Information:

		Item 1.	Legal Proceedings	34 – 35

		Item 1A.	Risk Factors	35

		Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

		Item 3.	Defaults Upon Senior Securities	35

		Item 4.	Submission of Matters to a Vote of Security Holders	35

		Item 5.	Other Information	35

		Item 6.	Exhibits	36 – 37

	Signatures			38

Part I. – Financial Information

Item 1. Financial Statements (Unaudited)

PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

(In Thousands)

	JUNE 30,	DEC. 31,
	2008	2007
ASSETS
Cash and Cash Equivalents (Note 3)	$ 416,654	$ 459,188
Short-term Investments (Note 4)	8,766	8,355
Accounts Receivable, including retainage	1,093,297	971,714
Costs and Estimated Earnings in Excess of Billings	73,727	74,397
Deferred Income Taxes	3,917	7,988
Other Current Assets	7,822	4,440
Total Current Assets	$ 1,604,183	$ 1,526,082

Property and Equipment, less Accumulated Depreciation of $40,946 in 2008 and
$38,645 in 2007	$ 101,971	$ 95,437

Other Assets:
Long-term Investments (Note 4)	$ 101,720	$ -
Goodwill	27,268	26,268
Other	11,403	6,328
Total Other Assets	$ 140,391	$ 32,596

	$ 1,846,545	$ 1,654,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$ 9,155	$ 7,374
Accounts Payable, including retainage	1,036,528	939,593
Billings in Excess of Costs and Estimated Earnings	194,593	183,242
Accrued Expenses	119,370	102,352
Total Current Liabilities	$ 1,359,646	$ 1,232,561

Long-term Debt, less current maturities included above	$ 17,512	$ 13,358

Other Long-term Liabilities	$ 41,340	$ 39,862

Contingencies and Commitments (Note 5)

Stockholders’ Equity:
Common Stock	$ 27,329	$ 26,987
Additional Paid-in Capital	166,325	160,664
Retained Earnings	251,910	198,200
Accumulated Other Comprehensive Loss	(17,517)	(17,517)
Total Stockholders' Equity	$ 428,047	$ 368,334

	$ 1,846,545	$ 1,654,115

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                (In Thousands, Except Per Share Data)

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,

	2008	2007	2008	2007

Revenues (Note 10)	$ 1,388,387	$ 1,151,620	$ 2,644,723	$ 2,138,976

Cost of Operations	1,317,389	1,086,718	2,507,163	2,016,177

Gross Profit	$ 70,998	$ 64,902	$ 137,560	$ 122,799

General and Administrative Expenses (Note 6)	28,398	24,181	55,997	49,338

INCOME FROM CONSTRUCTION OPERATIONS (Note 10)	$ 42,600	$ 40,721	$ 81,563	$ 73,461

Other Income, Net	2,535	2,800	4,040	5,156
Interest Expense	(394)	(431)	(749)	(1,121)

Income before Income Taxes	$ 44,741	$ 43,090	$ 84,854	$ 77,496

Provision for Income Taxes	(16,184)	(15,512)	(31,144)	(27,265)

NET INCOME	$ 28,557	$ 27,578	$ 53,710	$ 50,231

BASIC EARNINGS PER COMMON SHARE (Note 8)	$ 1.05	$ 1.03	$ 1.98	$ 1.88

DILUTED EARNINGS PER COMMON SHARE (Note 8)	$ 1.03	$ 1.01	$ 1.94	$ 1.84

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 8):
BASIC	27,171	26,713	27,158	26,676
Effect of Dilutive Stock Options, Warrants and Restricted
Stock Units Outstanding	596	668	552	575
DILUTED	27,767	27,381	27,710	27,251

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(In Thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance - December 31, 2007	$ 26,987	$ 160,664	$ 198,200	$ (17,517)	$ 368,334

Net income	-	-	53,710	-	53,710

Excess income tax benefit from stock-based compensation	-	533	-	-	533

Stock compensation expense	-	5,920	-	-	5,920

Issuance of common stock and effect of cashless exercise	342	(792)	-	-	(450)

Balance - June 30, 2008	$ 27,329	$ 166,325	$ 251,910	$ (17,517)	$ 428,047

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(In Thousands)

	SIX MONTHS
	ENDED JUNE 30,
	2008	2007

Cash Flows from Operating Activities:
Net income	$ 53,710	$ 50,231
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,174	5,779
Stock compensation expense	5,920	7,361
Adjustment of investments to fair value	2,667	(27)
Excess income tax benefit from stock-based compensation	(533)	(4,114)
Deferred income taxes	997	(699)
Gain on sale of equipment	(425)	(161)
Loss on land held for sale	211	243
Increase in other long-term liabilities	3,601	8,689
Cash from changes in other components of working capital	1,542	83,104

NET CASH PROVIDED FROM OPERATING ACTIVITIES	$ 72,864	$ 150,406

Cash Flows from Investing Activities:
Acquisition of property and equipment	$ (14,297)	$ (15,567)
Proceeds from sale of property and equipment	3,670	2,049
Investment in available-for-sale securities, net	(104,750)	116
Deferred merger-related costs	(4,805)	-
Investment in other activities	(1,196)	(175)

NET CASH USED BY INVESTING ACTIVITIES	$ (121,378)	$ (13,577)

Cash Flows from Financing Activities:
Proceeds from long-term debt	$ 9,238	$ 5,387
Repayment of long-term debt	(3,303)	(28,578)
Excess income tax benefit from stock-based compensation	533	4,114
Issuance of common stock and effect of cashless exercise	(450)	146
Proceeds from exercise of common stock options and stock purchase warrants	-	549
Deferred debt costs	(38)	(980)

NET CASH PROVIDED FROM (USED BY) FINANCING ACTIVITIES	$ 5,980	$ (19,362)

Net Increase (Decrease) in Cash and Cash Equivalents	(42,534)	117,467
Cash and Cash Equivalents at Beginning of Year	459,188	225,504

Cash and Cash Equivalents at End of Period	$ 416,654	$ 342,971

Supplemental Disclosure of Cash Paid During the Period For:
Interest	$ 630	$ 1,168
Income taxes	$ 38,201	$ 27,356

Supplemental Disclosure of Non-cash Transactions:
Common stock issued for services	$ 12,485	$ 5,966

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The unaudited consolidated condensed financial statements presented herein include the accounts of Perini Corporation and its wholly owned subsidiaries (“Perini” or the “Company”). The Company’s interests in construction joint ventures are accounted for using the proportionate consolidation method. These unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2008 and December 31, 2007, results of operations for the three month and six month periods ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. The results of operations for the six months ended June 30, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008 because, among other reasons, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133,” (“SFAS No. 161”). SFAS No. 161 is effective for the Company beginning January 1, 2009. SFAS No. 161 applies only to financial statement disclosures, and the Company does not expect the adoption of SFAS No. 161 to have a material impact on its consolidated financial statements and related disclosures.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS No. 162 to have a material impact on its consolidated financial statements.

(3)	Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

Cash and cash equivalents as reported in the accompanying Consolidated Condensed Balance Sheets consist of amounts held by the Company that are available for general corporate purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses. Joint venture cash and cash equivalents are not restricted to specific uses within those entities; however, the terms of the joint venture agreements limit the Company’s ability to distribute those funds and use them for corporate purposes. Cash held by construction joint ventures is distributed from time to time to the Company and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by the Company from its construction joint ventures are then available for general corporate purposes. At June 30, 2008 and December 31, 2007, the Company’s cash balance also includes $15.1 million and $25.0 million, respectively, which represents an advance received from a project owner to be used to fund subcontract work on a specific project under certain circumstances. The Company has included these amounts in its contract billings and they are included as a component of “billings in excess of costs and estimated earnings” in the Consolidated Condensed Balance Sheets at June 30, 2008 and December 31, 2007.

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(3)	Cash and Cash Equivalents (continued)

At June 30, 2008 and December 31, 2007, cash and cash equivalents consisted of the following (in thousands):

	June 30,	Dec. 31,
	2008	2007

Corporate cash and cash equivalents (available
for general corporate purposes)	$ 375,359	$ 426,825

Company's share of joint venture cash and
cash equivalents (available only for joint venture
purposes, including future distributions)	41,295	32,363
	$ 416,654	$ 459,188

(4)	Fair Value Measurements

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

Level 2 – inputs are other than quoted prices in active markets that are either directly or indirectly observable through market corroboration.

Level 3 – inputs are unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions based on the best information available in the circumstances.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2008 (in thousands):

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(4)     Fair Value Measurements (continued)

Fair Value Measurements at June 30, 2008 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active markets	inputs	inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents (1)	$ 416,654	$ 416,654	$ -	$ -

Short-term investments (2)	341	341	-	-

Auction rate securities (3)	110,097	-	25	110,072

TOTAL	$ 527,092	$ 416,995	$ 25	$ 110,072

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in thousands):

Auction Rate
Securities

Balance at December 31, 2007	$ -
Transfer into Level 3	8,000
Purchases and settlements, net	104,725
Impairment loss included in other income, net	(2,653)
Balance at June 30, 2008	$ 110,072

(1)	Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which fair value is determined through quoted market prices.

(2)	Short-term investments consist of an S&P 500 index mutual fund for which fair value is determined through quoted market prices.

(3)

At June 30, 2008, the Company had $110.1 million invested in auction rate securities (“ARS”) which the Company considers as available-for-sale. The majority of the ARS held by the Company at June 30, 2008, totaling $80.5 million, are in securities collateralized by student loan portfolios, which are guaranteed by the United States government. An additional amount totaling $21.2 million are in securities collateralized by student loan portfolios, which are privately insured. The remainder of the securities, totaling $8.4 million, are in tax-exempt bond investments, for which the market has had a number of successful auctions in the past six months. All of the Company’s ARS are rated AAA or AA. The Company estimated the fair value of its ARS utilizing an income approach valuation model which considered, among other items, the following inputs: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(4)     Fair Value Measurements (continued)

(iii) consideration of the probabilities of default or repurchase at par for each period. As a result of the fair valuation analysis performed, the Company recorded a loss of $2.7 million during the first quarter of 2008, which was deemed to be other-than-temporary and was recorded as a charge against income.

Due to the Company’s belief that the market for both government-backed and privately insured student loans may take in excess of twelve months to fully recover, the Company has classified its $101.7 million investment in these securities as non-current and this amount is included in Other Assets in the Consolidated Condensed Balance Sheets at June 30, 2008. Based on recent successful auctions experienced in the market and discussions with third party financial advisors, the Company believes that the market for the remaining balance of its ARS investments totaling $8.4 million, which consists of tax-exempt bond investments, will recover within the next twelve months and that the Company will be able to liquidate these investments within that time frame. Accordingly, this amount is classified as current and is included in Short-term Investments in the Consolidated Condensed Balance Sheets at June 30, 2008.

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

A hearing to determine if LAMTA’s Disadvantaged Business Enterprise claims are sufficient to proceed to trial is scheduled for August 19, 2008. A schedule for addressing the remainder of the case thereafter has not yet been established.

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

(b)  Perini/Kiewit/Cashman Joint Venture-Central Artery/Tunnel Project Matter (continued)

The DRB has also ruled on a binding basis that PKC is entitled to four additional compensation awards, less credits, totaling $39.8 million for impacts and inefficiencies caused by MHD to certain of PKC’s work.  The first two such awards, totaling $17.1 million, have been confirmed by the Superior Court and were not appealed.  MHD filed actions in the Superior Court seeking to vacate the other two awards, and PKC answered, seeking to confirm them. MHD later dropped its substantive objection to confirmation of these two awards, but continues to contest the payment of any interest on any of the five awards.

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

The initial Project schedule contemplated substantial completion in 28 months from the Project commencement in September, 2000.  Ultimately, the time for substantial completion was extended by the NYSDOT by 460 days.  While the Project was under construction, the NYSDOT made $8.5 million of payments to the Company as additional compensation for its extended overhead costs.

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

(e) The Cosmopolitan Resort and Casino Matter

The Company is engaged in the construction of The Cosmopolitan Resort and Casino, a mixed-use casino/hotel development project in Las Vegas, Nevada, (the “Project”) for Cosmo Senior Borrower LLC (“Cosmo”). On January 16, 2008, Deutsche Bank AG (the “Bank”) delivered a notice of loan default to Cosmo, et al. Subsequently, the Bank instituted foreclosure proceedings against the property.

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(5)     Contingencies and Commitments (continued)

(e) The Cosmopolitan Resort and Casino Matter (continued)

The Company has an interim commitment from the Bank under which the Bank will continue to pay the Company for performing construction work on the Project on a monthly basis while the issues of the loan default are being resolved. The Bank continues to renew its commitment monthly.

Construction work continues on the Project and all current amounts due the Company have been paid pursuant to the terms of the construction contract.

The Project currently is expected to be completed in early 2010. As of June 30, 2008, approximately $1.0 billion of work remained to be performed by the Company under the construction contract. The Project schedule and budget are subject to changes that may occur in connection with the resolution of the foreclosure proceedings.

The ultimate financial impact of this matter, if any, is not yet determinable. Therefore, no provision for loss or contract profit reduction, if any, has been recorded in the financial statements.

(f) Weitman v. Tutor, et al Matter

On June 19, 2008, an individual named Nina Weitman filed a lawsuit in Superior Court of Middlesex County, Massachusetts, (Weitman v. Tutor, et al., (Massachusetts Superior Court, Middlesex County, No. 08-2351) allegedly on behalf of herself and other shareholders of Perini Corporation (“Perini”), against Ronald N. Tutor, Robert Band, Raymond R. Oneglia, Michael R. Klein, Willard W. Brittain, Jr., Robert A. Kennedy, Peter Arkley, and Robert L. Miller (collectively, the “Individual Defendants”); Perini Corporation itself; and Tutor-Saliba Corporation (“Tutor-Saliba”). The plaintiff’s complaint alleges generally that the Individual Defendants breached their fiduciary duties to Perini by agreeing to enter into the Merger Agreement with Tutor-Saliba. Specifically, the complaint alleges: that the proxy statement related to, among other things, the meeting of the Perini shareholders to approve the merger, does not provide shareholders with enough information regarding the merger; that the exchange ratio in the Merger Agreement is not fair to the Perini shareholders; and that Perini’s board of directors allegedly breached its fiduciary duties by, among other things, allegedly failing to examine strategic alternatives to the proposed merger. Plaintiff’s complaint seeks, among other forms of relief, certification of the case as a class action, injunctive relief to enjoin the proposed merger, rescission in the event that the merger is consummated before a judgment in the case is entered, and damages.

The plaintiff has filed a motion seeking expedited procedures for its lawsuit. Perini has served plaintiff with a motion to dismiss the complaint as to Perini. Tutor-Saliba has also served plaintiff with a motion to dismiss the complaint as to Tutor-Saliba. On July 31, 2008, rather than responding to Perini’s and Tutor-Saliba’s motions to dismiss, plaintiff filed an Amended Complaint alleging new claims for aiding and abetting breach of fiduciary duties and conspiracy, and naming Trifecta Acquisition LLC as a new defendant.  Perini expects to respond to the Amended Complaint pursuant to applicable court rules.

Additional lawsuits pertaining to the proposed merger could be filed in the future. Although it is not possible at this time to determine the ultimate outcome of this lawsuit or any future similar lawsuits, injunctive relief or an adverse determination could affect Perini’s ability to complete the merger.

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(5)     Contingencies and Commitments (continued)

(g) One Queensridge Place Matter

Perini Building Company, Inc. (“PBC”) was the general contractor for the construction of One Queensridge Place, a condominium project in Las Vegas, Nevada. The developer of the project, Queensridge Towers, LLC / Executive Home Builders, Inc. (“Queensridge”), has failed to pay PBC for work which PBC and its subcontractors performed on the project. The subcontractors have brought claims against PBC and have filed liens on the property in the amount of approximately $25 million. PBC has also filed a lien on the property in the amount of $24 million, representing unpaid contract balances and additional work, which is subordinate to a pre-existing security interest of the lender as to all amounts over $11.2 million. Through an action in the Clark County District Court in Nevada, PBC has asked the court to consolidate all of the claims into one proceeding and to compel Queensridge and the subcontractors to participate in binding arbitration of all of those claims per the requirements of the contract. The court has not issued a final ruling on PBC’s Motion to Compel Arbitration because Queensridge has alleged that PBC failed to retain certain documents that were subject to a court order. The court has advised that it will not act on the Motion to Compel until the court rules on the document issue. To date, efforts by the parties to settle the matter have not been successful.

Management has made an estimate of the total anticipated recovery on this project and it is included in revenues recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from this estimate, the impact of the change will be reflected in the financial statements at that time.

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

The Compensation Committee of the Company’s Board of Directors has approved the grant of 1,420,000 restricted stock units to certain of its executive officers and employees under the 2004 Stock Option and Incentive Plan. As of June 30, 2008, 669,999 restricted stock units vested. Of the remaining 750,001 restricted stock units outstanding at June 30, 2008, 385,001 generally vest in equal installments on January 2, 2009 and 2010, and 365,000 generally vest on January 2, 2010. Of the 750,001 restricted stock units outstanding at June 30, 2008, 583,334 are subject only to the satisfaction of service requirements and the remaining 166,667 are subject to the satisfaction of both service requirements and achievement of certain pre-established pretax income performance criteria. Upon vesting, each restricted stock unit will be exchanged for one share of the Company’s common stock. The grant date fair value of the restricted stock units is $46.0 million based on the closing price of the Company’s common stock on the dates of grant. For the three month and six month periods ended June 30, 2008, the Company recognized compensation expense of $2.7 million and $5.9 million, respectively, related to these restricted stock units and these amounts are included as a component of “General and Administrative Expenses” in the Consolidated Condensed Statements of Income. At June 30, 2008, there was $9.1 million of unrecognized compensation cost related to the non-vested restricted stock units

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(6)     Stock-Based Compensation (continued)

outstanding which, absent significant forfeitures in the future, will be recognized over a weighted average period of 1.3 years.

A summary of stock-based compensation awards related to the Company’s 2004 Stock Option and Incentive Plan for the six months ended June 30, 2008 is as follows:

		Weighted Average	Shares
	Number	Grant Date	Available
	of Shares	Fair Value	to Grant

Outstanding at January 1, 2008	1,030,000	$32.47	1,407,626
Granted	91,040	$34.40	(91,040)
Vested and issued	(371,039)	$33.65	-
Reacquired	-		28,858
Outstanding at June 30, 2008	750,001	$32.28	1,345,444

The aggregate intrinsic value of the restricted stock units outstanding at June 30, 2008 is approximately $24.8 million.

In May 2000, the Company’s stockholders approved the adoption of the Special Equity Incentive Plan which provided that up to 3,000,000 shares of the Company’s common stock would be available for the granting of nonqualified stock options to key executives, employees and directors of the Company. Options are granted at not less than the fair market value on the date of grant, as defined. Options generally expire 10 years from the date of grant. Options outstanding under the Special Equity Incentive Plan are generally exercisable in three equal annual installments, on the date of grant and on the first and second anniversary of the date of grant. As of June 30, 2008, all of the options outstanding were exercisable. A summary of stock option activity related to the Company’s Special Equity Incentive Plan is as follows:

		Exercise Price Per Share		Shares
	Number		Weighted	Available
	of Shares	Range	Average	to Grant

Outstanding at January 1, 2008	36,500	$3.13 - $4.50	$3.97	195,634
Exercised	-			-
Outstanding at June 30, 2008	36,500	$3.13 - $4.50	$3.97	195,634

Options outstanding at June 30, 2008 under the Special Equity Incentive Plan and related weighted average price and life information follows:

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(6)     Stock-Based Compensation (continued)

				Weighted
				Average	Aggregate
Remaining	Grant	Options	Options	Exercise	Intrinsic
Life (Years)	Date	Outstanding	Exercisable	Price	Value

2	5/25/2000	14,000	14,000	$3.13	$ 375,200
2.25	9/12/2000	22,500	22,500	$4.50	541,125
Totals		36,500	36,500	$3.97	$ 916,325

(7)	Amended Credit Agreement

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

The Amended Agreement replaces the Existing Agreement and allows the Company to borrow up to $125 million on a revolving credit basis, with a $50 million sublimit for letters of credit (the “Base Facility”), and an additional $117.3 million under a temporary supplementary facility to the extent that the $125 million base facility has been fully drawn (the “Supplementary Facility”). The total amount available to borrow under the Supplementary Facility reduces upon the sale of all or any portion of the Company’s $117.3 million of auction rate securities held in its investment portfolio on May 7, 2008. As a result of sales of the Company’s investments in auction rate securities subsequent to May 7, 2008, the amount available to borrow under the Supplementary Facility is currently $112.7 million. Subject to certain conditions, the Company has the option to increase the Base Facility by up to an additional $50 million. Similar to the Existing Agreement, certain subsidiaries of Perini will unconditionally guarantee the obligations of the Company under the Amended Agreement. The obligations under the Amended Agreement are secured by a lien on all real and personal property of the Company and its subsidiaries party thereto. Amounts outstanding under the Amended Agreement bear interest at a rate equal to, at the Company's option, (a) the adjusted British Bankers Association LIBOR rate, as defined, plus 100 to 175 basis points based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA or (b) the higher of the Federal Funds Rate plus 50 basis points, or the prime rate announced by Bank of America, N.A, plus up to 50 basis points based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA. In addition, the Company has agreed to pay a quarterly facility fee ranging from 0.20% to 0.35% per annum of the unused portion of the credit facility. Any outstanding loans under the Amended Agreement mature on February 22, 2012, unless extended pursuant to the terms of the Amended Agreement, provided, however, the Supplementary Facility will terminate on (and all loans thereunder must be repaid on or before) May 6, 2009.

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(7)     Amended Credit Agreement (continued)

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

(8)	Earnings per Common Share

Basic earnings per common share was computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share was similarly computed after giving consideration to the dilutive effect of stock options and restricted stock units outstanding on the weighted average number of common shares outstanding.

There were no antidilutive stock options outstanding at June 30, 2008 and 2007.

(9)	Dividends

There were no cash dividends declared or paid on the Company’s outstanding common stock during the periods presented in the consolidated condensed financial statements included herein.

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(10)   Business Segments

The following tables set forth certain business segment information relating to the Company’s operations for the six month and three month periods ended June 30, 2008 and 2007 (in thousands):

Six months ended June 30, 2008
Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Totals	Corporate		Total

Revenues	$ 2,462,710	$ 118,704	$ 63,309	$ 2,644,723	$ -		$ 2,644,723
Income from Construction Operations	$ 76,960	$ 3,572	$ 11,635	$ 92,167	$ (10,604)	*	$ 81,563

Six months ended June 30, 2007
Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Totals	Corporate		Total

Revenues	$ 1,939,584	$ 120,231	$ 79,161	$ 2,138,976	$ -		$ 2,138,976
Income (Loss) from Construction Operations	$ 59,562	$ (1,242)	$ 25,718	$ 84,038	$ (10,577)	*	$ 73,461

Three months ended June 30, 2008
Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Totals	Corporate		Total

Revenues	$ 1,299,690	$ 58,548	$ 30,149	$ 1,388,387	$ -		$ 1,388,387
Income from Construction Operations	$ 42,170	$ 737	$ 5,334	$ 48,241	$ (5,641)	*	$ 42,600

Three months ended June 30, 2007
Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Totals	Corporate		Total

Revenues	$ 1,052,729	$ 63,128	$ 35,763	$ 1,151,620	$ -		$ 1,151,620
Income (Loss) from Construction Operations	$ 35,616	$ (2,057)	$ 12,033	$ 45,592	$ (4,871)	*	$ 40,721

* Consists of corporate general and administrative expenses.

(11)	Employee Pension Plans

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

(continued)

(11)   Employee Pension Plans (continued)

Benefits”, the pension disclosure presented below includes aggregated amounts for both of the Company’s plans. The following table sets forth the net pension cost by component for the three month and six month periods ended June 30, 2008 and 2007 (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Interest cost on projected benefit obligation	$ 1,158	$ 1,115	$ 2,316	$ 2,230
Expected return on plan assets	(1,201)	(1,176)	(2,401)	(2,353)
Recognized actuarial loss	398	530	796	1,061

Net Pension Cost	$ 355	$ 469	$ 711	$ 938

The Company contributed $2.0 million and $0.6 million to its defined benefit pension plan on April 1, 2008 and July 15, 2008, respectively. The Company expects to contribute an additional $0.6 million to its defined benefit pension plan in October, 2008.

(12)	Agreement to Merge with Tutor-Saliba Corporation

On April 2, 2008, the Company entered into an agreement and plan of merger (the "Merger Agreement") with Tutor-Saliba Corporation, Ronald N. Tutor and shareholders of Tutor-Saliba Corporation, pursuant to which agreement Tutor-Saliba will merge with one of the Company’s wholly owned subsidiaries (the “Merger”). Upon the effective time of the Merger, Tutor-Saliba will become a wholly owned subsidiary of the Company and the shareholders of Tutor-Saliba immediately prior to the Merger will receive a total of 22,987,293 shares of the Company’s common stock in the Merger, which shares will represent approximately 45% of the Company’s outstanding common stock following the completion of the Merger. The consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including approval by the Company’s shareholders. Also on April 2, 2008, in connection with the execution of the Merger Agreement, the Company entered into a shareholders agreement with Mr. Tutor, as shareholder representative, and the shareholders of Tutor-Saliba who will become shareholders of the Company upon consummation of the Merger discussed above (the “Shareholders Agreement”). The Shareholders Agreement includes provisions regarding the post-Merger composition of the Company’s Board of Directors and its committees, restrictions on the manner in which Mr. Tutor and his affiliates may vote the shares of common stock of the Company that they receive in the Merger, restrictions on the ability of Mr. Tutor and his affiliates to take certain actions to obtain control of the Company, and limitations on the ability of the former Tutor-Saliba shareholders to sell the Company’s common stock acquired in the Merger. Also on April 2, 2008, in connection with the execution of the Merger Agreement, the Company entered into an employment agreement with Mr. Tutor (the “Employment Agreement”), pursuant to which Mr. Tutor has agreed to serve as Chief Executive Officer of the Company, as a member of the Company’s Board of Directors, and Chairman of the Board. The Shareholders Agreement and the Employment Agreement will become effective upon the closing of the Merger. The Merger is expected to close during the third quarter of 2008. The foregoing description of the Merger Agreement, the Shareholders Agreement and the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to such agreements, a copy of which is attached to the Current Report on Form 8-K filed by the Company on April 7, 2008.

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(12)   Agreement to Merge with Tutor-Saliba Corporation (continued)

On May 28, 2008, the parties to the Merger Agreement executed an amendment to the Merger Agreement. The amendment to the Merger Agreement permits Tutor-Saliba to make cash distributions to its shareholders that are intended to cover their income tax obligations for Tutor-Saliba’s income from January 1, 2008 through the completion of the merger. The combined company will retain such income. These distributions for taxes will not take into account any taxes with respect to income or gain realized in respect of the transactions contemplated by the Merger Agreement or otherwise not in the ordinary course of Tutor-Saliba’s business or any gain realized on the distribution of appreciated assets, the taxes for which will be solely the responsibility of the Tutor-Saliba shareholders. The foregoing description of the amendment to the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the amendment, a copy of which is included as Exhibit 2.2 to this quarterly report on Form 10-Q.

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

Significant Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Our critical accounting policies are also identified and discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. We have made no significant changes to these policies during 2008, except as noted below.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133,” (“SFAS No. 161”). SFAS No. 161 is effective for us beginning January 1, 2009. SFAS No. 161 applies only to financial statement disclosures, and we do not expect the adoption of SFAS No. 161 to have a material impact on the Company’s consolidated financial statements and related disclosures.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." We do not expect the adoption of SFAS No. 162 to have a material impact on the Company’s consolidated financial statements.

Recent Developments

Agreement to Merge With Tutor-Saliba Corporation

On April 2, 2008, we entered into an agreement and plan of merger (the "Merger Agreement") with Tutor-Saliba Corporation, Ronald N. Tutor and shareholders of Tutor-Saliba Corporation, pursuant to which agreement Tutor-Saliba will merge with one of the Company’s wholly owned subsidiaries (the “Merger”). Upon the effective time of the Merger, Tutor-Saliba will become a wholly owned subsidiary of the Company and the shareholders of Tutor-Saliba immediately prior to the Merger will receive a total of 22,987,293 shares of our common stock in the Merger, which shares will represent approximately 45% of our outstanding common stock following the completion of the Merger. The consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including approval by our shareholders. Also on April 2, 2008, in connection with the execution of the Merger Agreement, we entered into a shareholders agreement with Mr. Tutor, as shareholder representative, and the shareholders of Tutor-Saliba who will become shareholders of the Company upon consummation of the Merger discussed above (the “Shareholders Agreement”). The Shareholders Agreement includes provisions regarding the post-Merger composition of our Board of Directors and its committees, restrictions on the manner in which Mr. Tutor and his affiliates may vote the shares of our common stock that they receive in the Merger, restrictions on the ability of Mr. Tutor and his affiliates to take certain actions to obtain control of the Company, and limitations on the ability of the former Tutor-Saliba shareholders to sell our common stock acquired in the Merger. Also on April 2, 2008, in connection with the execution of the Merger Agreement, we entered into an employment agreement with Mr. Tutor (the “Employment Agreement”), pursuant to which Mr. Tutor has agreed to serve as our Chief Executive Officer, as a member of our Board of Directors, and Chairman of the Board. The Shareholders Agreement and the Employment Agreement will become effective upon the closing of the Merger. The Merger is expected to close during the third quarter of 2008. The foregoing description of the Merger Agreement, the Shareholders Agreement and the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to such agreements, a copy of which is attached to the Current Report on Form 8-K that we filed on April 7, 2008.

On May 28, 2008, the parties to the Merger Agreement executed an amendment to the Merger Agreement. The amendment to the Merger Agreement permits Tutor-Saliba to make cash distributions to its shareholders that are intended to cover their income tax obligations for Tutor-Saliba’s income from January 1, 2008 through the completion of the merger. The combined company will retain such income. These distributions for taxes will not take into account any taxes with respect to income or gain realized in respect of the transactions contemplated by the Merger Agreement or otherwise not in the ordinary course of Tutor-Saliba’s business or any gain realized on the distribution of appreciated assets, the taxes for which will be solely the responsibility of the Tutor-Saliba shareholders. The foregoing description of the amendment to the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the amendment, a copy of which is included as Exhibit 2.2 to this quarterly report on Form 10-Q.

Credit Facility

Effective May 7, 2008, we entered into a Second Amended and Restated Credit Agreement with Bank of America, as Agent. This facility comprises our $125 million existing revolving credit facility (the “Existing Revolving Credit Facility”) along with an additional temporary facility of up to $117.3 million (the “Supplementary Facility”). The Supplementary Facility is available for a one year period. The total amount available to borrow under the Supplementary Facility reduces upon the sale of all or any portion of the $117.3 million of auction rate securities held in our investment portfolio as of May 7, 2008. Borrowings under the Supplementary Facility may be made on a revolving basis up to the full amount of the Supplementary Facility after and so long as availability under the Existing Revolving Credit Facility has been fully drawn. As a result of sales of our investments in auction rate securities subsequent to May 7, 2008, the amount available to borrow under the Supplementary Facility is currently $112.7 million. This Supplementary Facility provides us with access to an additional source of liquidity, should the need arise, as we await opportunities to liquidate our investments in auction rate securities through May 6, 2009.

Award of $1.2 billion McCarran International Airport Project

On July 16, 2008, we announced that Perini Building Company, our wholly owned subsidiary, has been awarded a $1.2 billion construction contract to build Terminal 3 at McCarran International Airport in Las Vegas, Nevada. The project, which is expected to commence in August 2008, includes a new 1.9 million square foot terminal building with an elevated roadway structure fronting the facility, over-roadway pedestrian bridges, underground automated transit system infrastructure, and an aircraft ramp. The construction timeline to complete the entire project is estimated at three and one-half years. Since this new contract was awarded in July, it is not included in our June 30, 2008 backlog.

Backlog of $6.8 billion

Our backlog of uncompleted construction work at June 30, 2008 was approximately $6.8 billion, as compared to the $7.6 billion backlog reported at December 31, 2007. The June 30, 2008 backlog does not include the July award of the $1.2 billion McCarran International Airport project discussed above. The June 30, 2008 backlog includes new contract awards and adjustments to contracts in process added during the second quarter of 2008 totaling approximately $1.0 billion, which includes approximately $200 million of additional work in the hospitality and gaming market, primarily in Las Vegas. Also, Rudolph and Sletten added approximately $694 million of various non-hospitality and gaming work, including new awards in the health care and office building markets. Civil operations added a $73 million bridge rehabilitation project in Westchester County, New York.

	Backlog at	New Business	Revenue	Backlog at
	Dec. 31, 2007	Awarded	Recognized	June 30, 2008
	(In millions)
Building	$ 6,981.7	$ 1,776.4	$ (2,462.7)	$ 6,295.4
Civil	457.9	90.9	(118.7)	430.1
Management Services	128.1	45.4	(63.3)	110.2
Total	$ 7,567.7	$ 1,912.7	$ (2,644.7)	$ 6,835.7

Results of Operations

Comparison of the Second Quarter of 2008 with the Second Quarter of 2007

Revenues increased by $236.8 million to $1,388.4 million, gross profit increased by $6.1 million, income from construction operations increased by $1.9 million, and net income increased by $1.0 million (or 3.6%) to $28.6 million in 2008. Our strong performance in the second quarter of 2008 was led by our building and management services segments. The increase in revenues and profit primarily reflects the conversion of our substantial building segment backlog into revenues and profit as expected. In addition, our management services segment also made an important contribution to our 2008 second quarter operating results and our civil segment made a positive and improved contribution to our 2008 second quarter operating results. Basic earnings per common share were $1.05 for the second quarter of 2008, compared to $1.03 for the second quarter of 2007. Diluted earnings per common share were $1.03 for the second quarter of 2008, compared to $1.01 for the second quarter of 2007.

	Revenues for the
	Three Months Ended June 30,		Increase	%
	2008	2007	(Decrease)	Change
	(In millions)
Building	$ 1,299.7	$ 1,052.7	$ 247.0	23.5%
Civil	58.5	63.1	(4.6)	(7.3)%
Management Services	30.2	35.8	(5.6)	(15.6)%
Total	$ 1,388.4	$ 1,151.6	$ 236.8	20.6%

Overall revenues increased by $236.8 million (or 20.6%), from $1,151.6 million in 2007 to $1,388.4 million in 2008. This increase was due primarily to an increase in building construction revenues of $247.0 million (or 23.5%), from $1,052.7 million in 2007 to $1,299.7 million in 2008, primarily as a result of the conversion of our substantial building segment backlog into revenues as expected, led by an increased volume of work in the hospitality and gaming market in Las Vegas and California and, to a lesser extent, an increased volume of work in the health care and office building markets in California. Civil construction revenues decreased by $4.6 million (or 7.3%), from $63.1 million in 2007 to $58.5 million in 2008. Management services revenues decreased by $5.6 million (or 15.6%), from $35.8 million in 2007 to $30.2 million in 2008, due primarily to a decreased volume of work in Iraq.

	Income (Loss) from Construction
	Operations for the		Increase
	Three Months Ended June 30,		(Decrease)%
	2008	2007	In Income	Change
	(In millions)
Building	$ 42.2	$ 35.6	$ 6.6	18.5%
Civil	0.7	(2.0)	2.7
Management Services	5.3	12.0	(6.7)	(55.8)%
Subtotal	$ 48.2	$ 45.6	$ 2.6	5.7%

Less: Corporate	(5.6)	(4.9)	(0.7)	(14.3)%
Total	$ 42.6	$ 40.7	$ 1.9	4.7%

Income from construction operations (excluding corporate) increased by $2.6 million (or 5.7%), from $45.6 million in 2007 to $48.2 million in 2008. Building construction income from operations increased by $6.6 million (or 18.5%), from $35.6 million in 2007 to $42.2 million in 2008, due primarily to the significant increase in revenues discussed above. Building construction income from operations was reduced by a $2.5 million increase in building construction-related general and administrative expenses, due primarily to a $1.4 million increased provision for incentive compensation due to the significantly improved building construction operating results. Civil construction income from operations improved by $2.7 million, from a loss of $2.0 million in 2007 to a profit of $0.7 million in 2008. Civil construction income from operations in 2007 included downward profit adjustments on several projects in the metropolitan New York region. The matter discussed in Note 5(c) of Notes to Consolidated Financial Statements has not been settled. As a result, the potential for a further charge (or credit) exists; however, management believes that the amount of such further charge or credit, if any, will not be material to the financial results of the Company or of the civil segment. Management services income from operations decreased by $6.7 million (or 55.8%), from $12.0 million in 2007 to $5.3 million in 2008, primarily reflecting the extraordinary operating results recorded in 2007 due to favorable performance on work in Iraq. Also, management services income from operations decreased in part due to the decrease in revenues discussed above. Overall income from construction operations was impacted by a $0.7 million increase in corporate general and administrative expenses, from $4.9 million in 2007 to $5.6 million in 2008, due primarily to a $0.6 million increase in outside professional fees related to the audit of our financial statements and an increase in directors’ and officers’ liability insurance premium costs.

Other income decreased by $0.3 million (or 9.5%), from $2.8 million in 2007 to $2.5 million in 2008. Interest income earned from our substantial cash investments was $3.0 million for both periods.

Interest expense, relating primarily to equipment and property financing, was $0.4 million in both periods.

The provision for income taxes increased by $0.7 million, from $15.5 million in 2007 to $16.2 million in 2008, due primarily to the increase in pretax income in 2008. The effective tax rate for the second quarter of 2008 was 36.2%, as compared to 36.0% for the second quarter of 2007.

Comparison of the Six Months Ended June 30, 2008 with the Six Months Ended June 30, 2007

Revenues increased by $505.7 million to $2,644.7 million, gross profit increased by $14.8 million, income from construction operations increased by $8.1 million, and net income increased by $3.5 million (or 7.0%) to $53.7 million in 2008. Our strong performance in 2008 was led by our building and management services segments. The increase in revenues and profit primarily reflects the conversion of our substantial building segment backlog into revenues and profit as expected. In addition, our management services segment also made an important contribution to our 2008 operating results and our civil segment made a positive and improved contribution to our 2008 operating results. Basic earnings per common share were $1.98 for the first six months of 2008, compared to $1.88 for the first six months of 2007. Diluted earnings per common share were $1.94 for the first six months of 2008, compared to $1.84 for the first six months of 2007.

	Revenues for the
	Six Months Ended June 30,		Increase	%
	2008	2007	(Decrease)	Change
	(In millions)
Building	$ 2,462.7	$ 1,939.6	$ 523.1	27.0%
Civil	118.7	120.2	(1.5)	(1.2)%
Management Services	63.3	79.2	(15.9)	(20.1)%
Total	$ 2,644.7	$ 2,139.0	$ 505.7	23.6%

Overall revenues increased by $505.7 million (or 23.6%), from $2,139.0 million in 2007 to $2,644.7 million in 2008. This increase was due primarily to an increase in building construction revenues of $523.1 million (or 27.0%), from $1,939.6 million in 2007 to $2,462.7 million in 2008, primarily as a result of the conversion of our substantial building segment backlog into revenues as expected, led by an increased volume of work in the hospitality and gaming market in Las Vegas and California and, to a lesser extent, an increased volume of work in the health care and office building markets in California. Civil construction revenues decreased slightly by $1.5 million (or 1.2%), from $120.2 million in 2007 to $118.7 million in 2008. Management services revenues decreased by $15.9 million (or 20.1%), from $79.2 million in 2007 to $63.3 million in 2008, due primarily to a decreased volume of work in Iraq.

	Income (Loss) from Construction
	Operations for the		Increase
	Six Months Ended June 30,		(Decrease)%
	2008	2007	In Income	Change
	(In millions)
Building	$ 77.0	$ 59.6	$ 17.4	29.2%
Civil	3.6	(1.2)	4.8
Management Services	11.6	25.7	(14.1)	(54.9) %
Subtotal	$ 92.2	$ 84.1	$ 8.1	9.6%

Less: Corporate	(10.6)	(10.6)	-	- %
Total	$ 81.6	$ 73.5	$ 8.1	11.0%

Income from construction operations (excluding corporate) increased by $8.1 million (or 9.6%), from $84.1 million in 2007 to $92.2 million in 2008. Building construction income from operations increased by $17.4 million (or 29.2%), from $59.6 million in 2007 to $77.0 million in 2008, due primarily to the significant increase in revenues discussed above. Building construction income from operations was reduced by a $4.9 million increase in building construction-related general and administrative expenses, due primarily to a $2.6 million increased provision for incentive compensation due to the significantly improved building construction operating results, and a $0.5 million increased charge related to stock-based compensation expense resulting from certain restricted stock units granted in 2006 and 2008. Civil construction income from operations increased by $4.8 million, from a loss of $1.2 million in 2007 to a profit of $3.6 million in 2008. Civil construction income from operations in 2007 included downward profit adjustments on several projects in the metropolitan New York area and on roadway projects in Maryland and Florida. The matter discussed in Note 5(c) of Notes to Consolidated Financial Statements has not been settled. As a result, the potential for a further charge (or credit) exists; however, management believes that the amount of such further charge or credit, if any, will not be material to the financial results of the Company or of the civil segment. Management services income from operations decreased by $14.1 million (or 54.9%), from $25.7 million in 2007 to $11.6 million in 2008, primarily reflecting the extraordinary operating results recorded in 2007 due to favorable performance on work in Iraq. Also, management services income from operations decreased in part due to the decrease in revenues discussed above. Corporate general and administrative expenses were $10.6 million in both years. Increases in outside professional fees related to the audit of our financial statements and the increase in the annual retainer fee paid to our outside directors, as well as increases in directors’ and officers’ liability insurance premium costs and in the provision for corporate incentive compensation were offset by a decrease in corporate stock-based compensation expense resulting from certain restricted stock units granted in 2006 and 2007.

Other income decreased by $1.1 million, from $5.1 million in 2007 to $4.0 million in 2008, as a $1.8 million increase in interest income as a result of the positive cash flow we generated from operating activities in 2007 and in the first six months of 2008 was more than offset by recognition of a $2.7 million loss due to the adjustment of certain of our investments in auction rate securities to fair value at June 30, 2008. For further discussion regarding auction rate securities, see Item 3 captioned “Quantitative and Qualitative Disclosures About Market Risk.”

Interest expense decreased by $0.3 million, from $1.1 million in 2007 to $0.8 million in 2008, due primarily to the February 2007 repayment of our term loan in full in conjunction with the closing of a new credit agreement.

The provision for income taxes increased by $3.8 million, from $27.3 million in 2007 to $31.1 million in 2008, due primarily to the increase in pretax income in 2008. The effective tax rate for the first six months of 2008 was 36.7%, as compared to 35.2% for the first six months of 2007. The change in the effective tax rate reflects adjustments to certain tax contingencies in both years.

Liquidity and Capital Resources

Cash and Working Capital

Effective May 7, 2008, we entered into a Second Amended and Restated Credit Agreement with Bank of America, as Agent. This facility comprises our $125 million existing revolving credit facility (the “Existing Revolving Credit Facility”) along with an additional temporary facility of up to $117.3 million (the “Supplementary Facility”). The Supplementary Facility is available for a one year period. The total amount available to borrow under the Supplementary Facility reduces upon the sale of all or any portion of the $117.3 million face value of auction rate securities held in our investment portfolio as of May 7, 2008. Therefore, as of June 30, 2008, we had $112.8 million available to borrow under the Supplementary Facility. Borrowings under the Supplementary Facility may be made on a revolving basis up to the full amount of the Supplementary Facility after and so long as availability under the Existing Revolving Credit Facility has been fully drawn. This Supplementary Facility provides us with access to an additional source of liquidity, should the need arise, as we await opportunities to liquidate our investments in auction rate securities through May 6, 2009. We have not borrowed under the Existing Revolving Credit Facility during 2007 or 2008. Due to letters of credit outstanding, we had $113.7 million available to borrow under the Existing Revolving Credit Facility at June 30, 2008.

Cash and cash equivalents as reported in the accompanying consolidated condensed financial statements consist of amounts held by us as well as our proportionate share of amounts held by construction joint ventures. Cash held by us is available for general corporate purposes while cash held by construction joint ventures is available only for joint venture-related uses. Joint venture cash and cash equivalents are not restricted to specific uses within those entities; however, the terms of the joint venture agreements limit our ability to distribute those funds and use them for corporate purposes. Cash held by construction joint ventures is distributed from time to time to us and to the other joint venture participants in accordance with our respective percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by us from our construction joint ventures are then available for general corporate purposes. At June 30, 2008 and December 31, 2007, cash held by us and available for general corporate purposes was $375.4 million and $426.8 million, respectively, and our proportionate share of cash held by joint ventures and available only for joint venture-related uses was $41.3 million and $32.4 million, respectively. At June 30, 2008 and December 31, 2007, our cash balance also included

$15.1 million and $25.0 million, respectively, which represents an advance received from a project owner to be used to fund subcontract work on a specific project under certain circumstances. We have included these amounts in our contract billings and they are included as a component of “billings in excess of costs and estimated earnings” in the Consolidated Condensed Balance Sheets at June 30, 2008 and December 31, 2007.

We hold a variety of highly rated (AAA or AA) interest bearing auction rate securities that generally represent interests in pools of either interest bearing student loans or municipal bond issues. These auction rate securities provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals, typically every 7 or 28 days. In the event that such auctions are unsuccessful, the holder of the securities is not able to access these funds until a future auction of these investments is successful. An unsuccessful auction results in a lack of liquidity in the securities but does not signify a default by the issuer. Upon an unsuccessful auction, the interest rates do not reset at a market rate but instead reset based upon a formula contained in the security, which rate is generally higher than the current market rate. At December 31, 2007, we had $8.0 million invested in auction rate securities. During the first quarter of 2008, we made substantial additional investments in auction rate securities. Since mid-February 2008, regularly scheduled auctions for these securities started to fail throughout the market at a significant rate. At that time, we had $181.9 million invested in auction rate securities. Since then, we have been successful in liquidating at par value a significant portion of our investment in auction rate securities. At June 30, 2008, we had investments in auction rate securities of $110.1 million which are reflected at fair value after recognition of a $2.7 million pretax impairment charge in the first quarter of 2008 which was deemed to be other-than-temporary, thereby resulting in a charge to the Consolidated Condensed Statement of Income. These investments are classified as “available-for-sale,” with $8.4 million classified as short-term investments and $101.7 million classified as long-term investments. Our investment policy is to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. The current overall liquidity concerns in capital markets have affected our ability to liquidate many of our investments in auction rate securities. Based on our ability to access our cash equivalent investments, our anticipated operating cash flows, and our available revolving credit facility including our new temporary supplementary credit facility discussed above, we do not expect that the short-term lack of liquidity of our auction rate security investments will materially affect our overall liquidity position or our ability to execute our current business plan.

A summary of cash flows for each of the six month periods ended June 30, 2008 and 2007 is set forth below:

	Six Months
	Ended June 30,
	2008	2007
	(In millions)
Cash flows from:
Operating activities	$ 72.9	$ 150.4
Investing activities	(121.4)	(13.6)
Financing activities	6.0	(19.3)
Net increase (decrease) in cash	$ (42.5)	$ 117.5
Cash at beginning of year	459.2	225.5
Cash at end of period	$ 416.7	$ 343.0

During 2008, we generated $72.9 million in cash flow from operating activities. The positive cash flow from operating activities is primarily due to the substantial increase in our building segment revenues as well as favorable operating results in our management services segment. We used $121.4 million in cash to fund investing activities, principally for the net purchase of auction rate securities and to purchase construction equipment to be used primarily in our civil construction operations. We also generated $6.0 million in cash from financing activities, primarily from borrowings to finance the purchase of construction equipment. As a result, our cash balance decreased by $42.5 million during the first six months of 2008.

Working capital decreased from $293.5 million at the end of 2007 to $244.5 million at June 30, 2008 due primarily to the net purchase of investments in auction rate securities in 2008. Due to the current overall liquidity concerns in capital markets and our likely inability to liquidate these investments in the near term, we classified $101.7 million of these investments as long-term at June 30, 2008. The negative impact on working capital at June 30, 2008 resulting from the long-term classification of our investment in auction rate securities more than offset the positive impact on working capital of the substantial cash flow we generated from operations during the first six months of 2008. Accordingly, the current ratio decreased from 1.24x at December 31, 2007 to 1.18x at June 30, 2008.

Debt

Total debt, including current maturities, at June 30, 2008 was $26.7 million, an increase of $5.9 million from December 31, 2007, due primarily to an increase in equipment financing debt. Long-term debt, net of current maturities, increased slightly from $13.4 million at December 31, 2007 to $17.5 million at June 30, 2008. The long-term debt to equity ratio was .04x at June 30, 2008 and December 31, 2007.

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

•	the ability to obtain the approval of the transaction with Tutor-Saliba by Perini shareholders;
•	the ability to satisfy other conditions to the transaction on the terms and expected timeframe or at all;

•	transaction costs from the transaction with Tutor-Saliba;
•	the effects of disruption from the transaction with Tutor-Saliba making it more difficult to maintain relationships with employees, customers, other business partners or government entities;
•

the ability to realize the expected synergies resulting from the transaction with Tutor-Saliba in the amounts or in the timeframe anticipated and the ability to integrate Tutor-Saliba’s businesses into those of Perini in a timely and cost-efficient manner; and

•

other risks and uncertainties discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 28, 2008, as amended, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the Securities and Exchange Commission on May 7, 2008.

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

At December 31, 2007, we had $8.0 million invested in auction rate securities. During the first quarter of 2008, we made substantial additional investments in auction rate securities. Since mid-February 2008, regularly scheduled auctions for these securities started to fail throughout the market at a significant rate. At that time, we had $181.9 million invested in auction rate securities. Since then, we have been successful in liquidating at par value a significant portion of our investment in auction rate securities. At June 30, 2008, we had investments in auction rate securities of $110.1 million which are reflected at fair value after recognition of a $2.7 million pretax impairment charge in the first quarter of 2008 which was deemed to be other-than-temporary, thereby resulting in a charge to the Consolidated Condensed Statement of Income. These investments are classified as “available-for-sale”. As of June 30, 2008, we continue to earn interest on all of our auction rate security investments at the contractual rate, which is generally higher than the interest rate the issuer pays in connection with successful auctions. For further discussion of auction rate securities, see Note 4 of Notes to Consolidated Condensed Financial Statements.

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

In connection with Rule 13a-15(b) under the Securities Exchange Act of 1934, we will continue to review and assess the adequacy of our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Weitman v. Tutor, et al Matter

On June 19, 2008, an individual named Nina Weitman filed a lawsuit in Superior Court of Middlesex County, Massachusetts, (Weitman v. Tutor, et al., (Massachusetts Superior Court, Middlesex County, No. 08-2351) allegedly on behalf of herself and other shareholders of Perini Corporation (“Perini”), against Ronald N. Tutor, Robert Band, Raymond R. Oneglia, Michael R. Klein, Willard W. Brittain, Jr., Robert A. Kennedy, Peter Arkley, and Robert L. Miller (collectively, the “Individual Defendants”); Perini Corporation itself; and Tutor-Saliba Corporation (“Tutor-Saliba”). The plaintiff’s complaint alleges generally that the Individual Defendants breached their fiduciary duties to Perini by agreeing to enter into the Merger Agreement with Tutor-Saliba. Specifically, the complaint alleges: that the proxy statement related to, among other things, the meeting of the Perini shareholders to approve the merger, does not provide shareholders with enough information regarding the merger; that the exchange ratio in the Merger Agreement is not fair to the Perini shareholders; and that Perini’s board of directors allegedly breached its fiduciary duties by, among other things, allegedly failing to examine strategic alternatives to the proposed merger. Plaintiff’s complaint seeks, among other forms of relief, certification of the case as a class action, injunctive relief to enjoin the proposed merger, rescission in the event that the merger is consummated before a judgment in the case is entered, and damages.

The plaintiff has filed a motion seeking expedited procedures for its lawsuit. Perini has served plaintiff with a motion to dismiss the complaint as to Perini. Tutor-Saliba has also served plaintiff with a motion to dismiss the complaint as to Tutor-Saliba. On July 31, 2008, rather than responding to Perini’s and Tutor-Saliba’s motions to dismiss, plaintiff filed an Amended Complaint alleging new claims for aiding and abetting breach of fiduciary duties and conspiracy, and naming Trifecta Acquisition LLC as a new defendant.  Perini expects to respond to the Amended Complaint pursuant to applicable court rules.

Additional lawsuits pertaining to the proposed merger could be filed in the future. Although it is not possible at this time to determine the ultimate outcome of this lawsuit or any future similar lawsuits, injunctive relief or an adverse determination could affect Perini’s ability to complete the merger.

One Queensridge Place Matter

Perini Building Company, Inc. (“PBC”) was the general contractor for the construction of One Queensridge Place, a condominium project in Las Vegas, Nevada. The developer of the project, Queensridge Towers, LLC / Executive Home Builders, Inc. (“Queensridge”), has failed to pay PBC for work which PBC and its subcontractors performed on the project. The subcontractors have brought claims against PBC and have filed liens on the property in the amount of approximately $25 million. PBC has also filed a lien on the property in the amount of $24 million, representing unpaid contract balances and additional work, which is subordinate to a pre-existing security interest of the lender as to all amounts over $11.2 million. Through an action in the Clark County District Court in Nevada, PBC has asked the Court to consolidate all of the claims into one proceeding and to compel Queensridge and the subcontractors to participate in binding arbitration of all of those claims per the requirements of the contract. The Court has not issued a final ruling

Part II. - Other Information (continued)

on PBC’s Motion to Compel Arbitration because Queensridge has alleged that PBC failed to retain certain documents that were subject to a Court order. The Court has advised that it will not act on the Motion to Compel until the Court rules on the document issue. To date, efforts by the parties to settle the matter have not been successful.

Management has made an estimate of the total anticipated recovery on this project and it is included in revenues recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from this estimate, the impact of the change will be reflected in the financial statements at that time.

Item 1A. Risk Factors

Information regarding risk factors affecting our business is discussed in our Annual Report on Form 10-K for the year ended December 30, 2007, and our Form 10-Q for the quarter ended March 31, 2008. Based on the proposed Merger with Tutor-Saliba Corporation, we have included the following additional risk factor:

Perini, Perini’s directors and Tutor-Saliba are named parties to a lawsuit relating to the merger that could delay or enjoin the completion of the merger and could cause Perini to incur substantial costs.

A class-action complaint on behalf of a putative Perini stockholder class against Perini, Perini’s current directors and Tutor-Saliba relating to the merger is pending in Massachusetts state court. Depending on the outcome, the action and any future similar actions could delay or enjoin the completion of the merger and could result in substantial costs to Perini. In addition, the cost to Perini of defending the action and any future similar actions, even if resolved in Perini’s favor, could be substantial and could divert the attention of Perini management and its resources in general. See “Item 1 - Legal Proceedings” beginning on page 34.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Part II. - Other Information (continued)

Item 6. Exhibits

Exhibit 2.1

Agreement and Plan of Merger, dated as of April 2, 2008, by and among Perini Corporation, Trifecta Acquisition LLC, Tutor-Saliba Corporation, Ronald N. Tutor and shareholders of Tutor-Saliba Corporation signatory thereto (incorporated by reference to Exhibit 2.1 to Form 8-K filed on April 7, 2008).

Exhibit 2.2

Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 28, 2008, by and among Perini Corporation, Trifecta Acquisition LLC, Tutor-Saliba Corporation, Ronald N. Tutor and shareholders of Tutor-Saliba Corporation signatory thereto – filed herewith.

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

Exhibit 10.2

Second Amended and Restated Credit Agreement dated as of May 7, 2008 among Perini Corporation, the subsidiaries of Perini identified therein, and Bank of America, N.A. and the other lenders that are parties thereto (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 9, 2008).

Part II. - Other Information (continued)

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

Perini Corporation
Registrant

Date: August 8, 2008	/s/Kenneth R. Burk
Kenneth R. Burk, Senior Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer