Form 10-Q
period 2008-09-30
PERINI CORP
filed 2008-11-07
CIK 77543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of Common Stock, $1.00 par value per share, of the registrant outstanding at November 5, 2008 was 50,322,621.

PERINI CORPORATION AND SUBSIDIARIES

INDEX

				Page Number
Part I. -	Financial Information:

	Item 1.	Financial Statements (Unaudited)

		Consolidated Condensed Balance Sheets – September 30, 2008 and December 31, 2007		3

		Consolidated Condensed Statements of Income – Three Months and Nine Months ended September 30, 2008 and 2007		4

		Consolidated Condensed Statement of Stockholders’ Equity – Nine Months ended September 30, 2008		5

		Consolidated Condensed Statements of Cash Flows – Nine Months ended September 30, 2008 and 2007		6

		Notes to Consolidated Condensed Financial Statements		7 – 27

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		28 – 38

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		38

	Item 4.	Controls and Procedures		38 – 39

Part II. -	Other Information:

		Item 1.	Legal Proceedings	40 – 41

		Item 1A.	Risk Factors	41 – 45

		Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

		Item 3.	Defaults Upon Senior Securities	45

		Item 4.	Submission of Matters to a Vote of Security Holders	46

		Item 5.	Other Information	46

		Item 6.	Exhibits	47 – 48

	Signatures			49

Part I. – Financial Information

Item 1. Financial Statements (Unaudited)

PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

(In Thousands)

	SEPT. 30,	DEC. 31,
	2008	2007
ASSETS	(Note 3)
Cash and Cash Equivalents (Note 4)	$ 400,689	$ 459,188
Short-term Investments (Note 5)	8,503	8,355
Accounts Receivable, including retainage	1,463,717	971,714
Costs and Estimated Earnings in Excess of Billings	106,107	74,397
Deferred Income Taxes	1,215	7,988
Other Current Assets	22,015	4,440
Total Current Assets	$ 2,002,246	$ 1,526,082

Property and Equipment, less accumulated depreciation of $43,561 in 2008 and
$38,645 in 2007	$ 271,464	$ 95,437

Other Assets:
Long-term Investments (Note 5)	$ 100,286	$ -
Goodwill	739,192	26,268
Intangible Assets, net	254,473	4,141
Other	16,367	2,187
Total Other Assets	$ 1,110,318	$ 32,596

	$ 3,384,028	$ 1,654,115
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$ 21,429	$ 7,374
Accounts Payable, including retainage	1,327,711	939,593
Billings in Excess of Costs and Estimated Earnings	243,489	183,242
Accrued Expenses	154,727	102,352
Total Current Liabilities	$ 1,747,356	$ 1,232,561

Long-term Debt, less current maturities included above	$ 48,996	$ 13,358

Deferred Income Taxes	$ 119,950	$ 3,244

Other Long-term Liabilities	$ 121,412	$ 36,618

Contingencies and Commitments (Note 6)

Stockholders’ Equity:
Common Stock	$ 50,323	$ 26,987
Additional Paid-in Capital	1,027,580	160,664
Retained Earnings	286,016	198,200
Accumulated Other Comprehensive Loss	(17,605)	(17,517)
Total Stockholders' Equity	$ 1,346,314	$ 368,334

	$ 3,384,028	$ 1,654,115

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                (In Thousands, Except Per Share Data)

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,

	2008	2007	2008	2007

Revenues (Note 11)	$ 1,412,635	$ 1,242,666	$ 4,057,358	$ 3,381,642

Cost of Operations	1,327,128	1,178,771	3,834,291	3,194,948

Gross Profit	$ 85,507	$ 63,895	$ 223,067	$ 186,694

General and Administrative Expenses (Note 7)	33,244	30,396	89,241	79,734

INCOME FROM CONSTRUCTION OPERATIONS (Note 11)	$ 52,263	$ 33,499	$ 133,826	$ 106,960

Other Income, Net	2,657	4,425	6,697	9,581
Interest Expense	(1,044)	(406)	(1,793)	(1,527)

Income before Income Taxes	$ 53,876	$ 37,518	$ 138,730	$ 115,014

Provision for Income Taxes	(19,770)	(13,507)	(50,914)	(40,772)

NET INCOME	$ 34,106	$ 24,011	$ 87,816	$ 74,242

BASIC EARNINGS PER COMMON SHARE (Note 9)	$ 1.03	$ 0.89	$ 3.01	$ 2.77

DILUTED EARNINGS PER COMMON SHARE (Note 9)	$ 1.01	$ 0.87	$ 2.96	$ 2.71

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 9):
BASIC	33,077	26,936	29,145	26,763
Effect of Dilutive Stock Options, Warrants and Restricted
Stock Units Outstanding	530	622	545	591
DILUTED	33,607	27,558	29,690	27,354

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(In Thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance - December 31, 2007	$ 26,987	$ 160,664	$ 198,200	$ (17,517)	$ 368,334

Net income	-	-	87,816	-	87,816

Other Comprehensive Loss:
Foreign currency translation	-	-	-	(88)	(88)
Total comprehensive income					87,728

Common stock issued in acquisition of Tutor-Saliba Corp. (Note 3)	22,987	858,476		-	881,463

Excess income tax benefit from stock-based compensation	-	533	-	-	533

Stock compensation expense (Note 7)	-	8,540	-	-	8,540

Issuance of common stock and effect of cashless exercise	349	(633)	-	-	(284)

Balance - September 30, 2008	$ 50,323	$ 1,027,580	$ 286,016	$ (17,605)	$ 1,346,314

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(In Thousands)

	NINE MONTHS
	ENDED SEPT. 30,
	2008	2007

Cash Flows from Operating Activities:
Net income	$ 87,816	$ 74,242
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	11,194	8,340
Stock compensation expense	8,540	10,096
Adjustment of investments to fair value	2,702	(25)
Excess income tax benefit from stock-based compensation	(533)	(5,274)
Deferred income taxes	1,429	(4,632)
Gain on sale of equipment	(396)	(283)
(Gain) loss on land held for sale	412	(675)
Increase in other long-term liabilities	6,459	11,550
Cash from changes in other components of working capital	(86,430)	88,726

NET CASH PROVIDED FROM OPERATING ACTIVITIES	$ 31,193	$ 182,065

Cash Flows from Investing Activities:
Cash balance recorded in acquisition of Tutor-Saliba Corporation, net of transaction costs (Note 3)	$ 92,489	$ -
Acquisition of property and equipment	(52,060)	(20,572)
Proceeds from sale of property and equipment	3,981	2,372
Investment in available-for-sale securities, net	(103,136)	(7,884)
Investment in other activities	(1,248)	1,328

NET CASH USED BY INVESTING ACTIVITIES	$ (59,974)	$ (24,756)

Cash Flows from Financing Activities:
Proceeds from long-term debt	$ 2,214	$ 5,595
Repayment of long-term debt	(31,709)	(31,817)
Excess income tax benefit from stock-based compensation	533	5,274
Issuance of common stock and effect of cashless exercise	(284)	146
Proceeds from exercise of common stock options and stock purchase warrants	-	809
Deferred debt costs	(472)	(980)

NET CASH USED BY FINANCING ACTIVITIES	$ (29,718)	$ (20,973)

Net (Decrease) Increase in Cash and Cash Equivalents	(58,499)	136,336
Cash and Cash Equivalents at Beginning of Year	459,188	225,504

Cash and Cash Equivalents at End of Period	$ 400,689	$ 361,840

Supplemental Disclosure of Cash Paid During the Period For:
Interest	$ 1,751	$ 1,574
Income taxes	$ 52,596	$ 42,077

Supplemental Disclosure of Non-cash Transactions:
Common stock issued in acquisition of Tutor-Saliba Corporation	$ 881,463	$ -
Grant date fair value of common stock issued for services	$ 12,651	$ 5,966
Property and equipment acquired through financing arrangements	$ 10,585	$ -

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The unaudited consolidated condensed financial statements presented herein include the accounts of Perini Corporation and its wholly owned subsidiaries (“Perini” or the “Company”). The Company’s interests in construction joint ventures are accounted for using the proportionate consolidation method. These unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2008 and December 31, 2007, results of operations for the three month and nine month periods ended September 30, 2008 and 2007, and cash flows for the nine month periods ended September 30, 2008 and 2007. The results of operations for the nine months ended September 30, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008 because, among other reasons, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

(2)	Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to such financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company has made no significant changes to these policies during 2008, except as noted below.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. SFAS No. 157 applies under other accounting pronouncements that currently require or permit fair value measurements. The Company adopted SFAS No. 157 on January 1, 2008, as required. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, the application of SFAS No. 157 relating to non-financial assets and non-financial liabilities of the Company will be adopted prospectively beginning January 1, 2009. See Note 5, “Fair Value Measurements” for additional information.

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

(3)	Merger With Tutor-Saliba Corporation

On September 8, 2008, the Company acquired all of the outstanding shares of Tutor-Saliba Corporation (“Tutor-Saliba”), a privately-held California-based construction company, in exchange for 22,987,293 shares of the Company’s common stock. Two trusts controlled by Ronald N. Tutor, the Chief Executive Officer of both companies prior to the merger, which collectively owned 96% of the outstanding stock of Tutor-Saliba prior to the merger, received approximately 22.1 million shares of our common stock in connection with the merger. As a result of the merger, Mr. Tutor, through these two trusts, is the beneficial owner of approximately 43% of our outstanding common stock. These shares are subject to certain restrictions contained in a shareholders agreement between Mr. Tutor, the Company and other former Tutor-Saliba shareholders as described in the Current Report on Form 8-K filed with the SEC on April 7, 2008.

The fair value of the Company’s common stock issued in the merger was equal to $38.35 per share, which was based on the average of the closing market prices of the Company’s common stock for the period beginning three trading days before and ending three trading days after April 2, 2008, the date on which the merger agreement was publicly announced, in accordance with EITF Issue 99-12, “Determination of the Market Price of Acquirer Securities Issued in a Purchase Business Combination.” In addition to the shares issued, the purchase price includes $13.5 million of estimated direct transaction costs, which consists of investment banking, legal and accounting fees, regulatory filing fees, and other external costs directly related to the merger. The Company’s consolidated results of operations and financial position include the financial results of Tutor-Saliba from the date of acquisition.

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(3)	Merger With Tutor-Saliba Corporation (continued)

Tutor-Saliba operates in three business segments: building construction, civil construction and international. Tutor-Saliba’s building operations are conducted primarily in Nevada and California. Its civil operations have been historically focused primarily in California and New York. Its international operations are conducted primarily in Guam and the Philippines. Tutor-Saliba is a leading civil infrastructure and commercial building construction company that focuses on large, complex projects, usually ranging from $100 million to $1 billion or more in size. Tutor Saliba manages all aspects of these projects, including design-build, design-bid-build and pre-construction services for project owners. These capabilities, together with its significant capacity to self-perform critical construction specialties such as concrete forming and placement, site excavation and support of excavation, and electrical and mechanical services, are the core strengths of Tutor-Saliba.

Tutor-Saliba was acquired because the Company believes it is a strong strategic fit, providing the combined company with enhanced opportunities for growth not available to the Company on a stand-alone basis through increased size, scale and management capabilities, complementary assets and expertise, particularly Tutor-Saliba’s expertise in civil projects, immediate access to multiple geographic regions, and increased ability to compete for larger numbers of projects particularly in the civil construction segment due to an increased bonding capacity. The merger will also allow Mr. Tutor to focus his management efforts on the growth and development of the combined company.

The transaction was accounted for using the purchase method of accounting as required by SFAS No. 141, “Business Combinations”. The Company has not yet completed the final allocation of the purchase price to the tangible and intangible assets of Tutor-Saliba. Pending the outcome of further analysis and third party valuations of the assets acquired, the preliminary purchase price allocation could change. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Current assets	$ 426,048
Property and equipment	124,515
Other long-term assets	14,268
Intangible assets	253,630
Goodwill	711,925
Total assets acquired	1,530,386

Current maturities of long-term debt	(16,762)
Other current liabilities	(366,280)
Long-term debt	(51,801)
Deferred income tax liabilities	(122,243)
Other long-term liabilities	(78,337)
Total purchase price	$ 894,963

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(3)     Merger With Tutor-Saliba Corporation (continued)

The $711.9 million of “Goodwill” referred to above has been allocated to the Company’s reportable segments, as follows: building construction segment ($407.4 million), civil construction segment ($253.5 million) and management services segment ($51.0 million). Approximately $12.0 million of the goodwill will be deductible for tax purposes.

The following table identifies the intangible assets acquired and their respective amortization period. The amounts assigned to intangible assets represent the Company’s estimate of the fair value of the intangible assets acquired as of the acquisition date based on a preliminary independent appraisal.

		Weighted
	Fair	Average
	Value	Amortization Period
	(in thousands)

Trade name	$169,700	Indefinite
Favorable lease arrangements	32,900	30 years
Customer relationships	23,700	13 years
Construction contract backlog	21,300	2.3 years
Contractor licenses	6,030	Indefinite
Total	$ 253,630

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company assesses the potential amount of impairment, if any, of goodwill and indefinite-lived intangible assets at least annually and whenever events or changes indicate that the carrying value may not be recoverable. As a result of the recently completed acquisition of Tutor-Saliba, the Company is in the process of completing its annual impairment test to assess the potential amount of impairment, if any, of the goodwill and indefinite-lived intangible assets initially recorded in the transaction. Impairment assessment inherently involves judgments as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. The Company is evaluating the impact of current global economic and financial market conditions, including severe disruptions in the credit markets, on the construction markets in which the Company operates. In order to complete the testing for impairment, the Company is reviewing its estimates of future cash flows relating to the reporting units of Tutor-Saliba. To the extent the value of goodwill or intangible assets is impaired, the Company will be required to incur a non-cash charge to the Statement of Income relating to such impairment.

The following unaudited pro forma summary financial information presents the operating results of the combined company assuming that the merger occurred on January 1, 2007. This unaudited pro forma summary financial information is presented for informational purposes only and is not indicative either of the operating results that actually would have occurred had the merger been completed on January 1, 2007, or of future results.

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(3)	Merger With Tutor-Saliba Corporation (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
	(Unaudited Pro Forma)

Revenues	$1,650,298	$1,586,170	$5,092,875	$ 4,268,932
Income from construction operations	46,754	45,270	173,805	140,400
Net income	30,004	40,173	111,011	138,826

Earnings per share:
Basic	$ 0.60	$ 0.80	$ 2.21	$ 2.79
Diluted	$ 0.59	$ 0.79	$ 2.19	$ 2.76

Weighted average shares outstanding:
Basic	50,317	49,923	50,202	49,750
Diluted	50,847	50,545	50,747	50,341

The pro forma operating results for the three months and nine months ended September 30, 2008 include merger-related costs incurred by Tutor-Saliba of approximately $4.2 million and $7.0 million, respectively. The pro forma operating results for the three months and nine months ended September 30, 2007 include gains on the sales of marketable securities recorded by Tutor-Saliba of approximately $13.7 million and $71.1 million, respectively. The pro forma diluted earnings per share excluding the gains on sale of marketable securities for the three months and nine months ended September 30, 2007 were $0.63 and $1.88, respectively.

(4)	Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

Cash and cash equivalents as reported in the accompanying Consolidated Condensed Balance Sheets consist of amounts held by the Company that are available for general corporate purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses. Joint venture cash and cash equivalents are not restricted to specific uses within those entities; however, the terms of the joint venture agreements limit the Company’s ability to distribute those funds and use them for corporate purposes. Cash held by construction joint ventures is distributed from time to time to the Company and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by the Company from its construction joint ventures are then available for general corporate purposes. At September 30, 2008 and December 31, 2007, the Company’s cash balance also includes $4.4 million and $25.0 million, respectively, which represents an advance received from a project owner to be used to fund subcontract work on a specific project under certain circumstances. The Company has included these amounts in its contract billings and they are included as a component of “billings in excess of costs and estimated earnings” in the Consolidated Condensed

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(4)     Cash and Cash Equivalents (continued)

Balance Sheets at September 30, 2008 and December 31, 2007.

At September 30, 2008 and December 31, 2007, cash and cash equivalents consisted of the following (in thousands):

	Sept. 30,	Dec. 31,
	2008	2007

Corporate cash and cash equivalents (available
for general corporate purposes)	$ 370,387	$ 426,825

Company's share of joint venture cash and
cash equivalents (available only for joint venture
purposes, including future distributions)	30,302	32,363
	$ 400,689	$ 459,188

(5)	Fair Value Measurements

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

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(5)     Fair Value Measurements (continued)

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2008 (in thousands):

		Fair Value Measurements at Sept. 30, 2008 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active markets	inputs	inputs
	Sept. 30, 2008	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents (1)	$ 400,689	$ 400,689	$ -	$ -

Short-term investments,
exclusive of auction rate securities (2)	153	-	153	-

Auction rate securities (3)
Short-term	8,350	-	-	8,350
Long-term	100,286	-	-	100,286

TOTAL	$ 509,478	$ 400,689	$ 153	$ 108,636

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in thousands):

Auction Rate
Securities

Balance at December 31, 2007	$ -
Transfer into Level 3	8,000
Purchases and settlements, net	103,275
Impairment loss included in other income, net	(2,639)
Balance at September 30, 2008	$ 108,636

(1)	Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which fair value is determined through quoted market prices.
(2)	Short-term investments consist of an S&P 500 index mutual fund for which fair value is determined through quoted market prices.
(3)

At September 30, 2008, the Company had $108.6 million invested in auction rate securities (“ARS”) which the Company considers as available-for-sale. The majority of the ARS held by the Company at September 30, 2008, totaling $79.1 million, are in securities collateralized by student loan portfolios, which are guaranteed by the United States government. An additional amount totaling $21.2 million are in securities collateralized by student loan portfolios, which are privately insured. The remainder of the securities, totaling $8.3 million, are in tax-exempt bond investments, for which the market has had a number of successful auctions in the past nine months. All of the Company’s ARS are rated AAA or AA. The Company estimated the fair value of its ARS utilizing an income approach valuation model which considered, among other items, the following

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(5)	Fair Value Measurements (continued)

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

Due to the Company’s belief that the market for both government-backed and privately insured student loans may take in excess of twelve months to fully recover, the Company has classified its $100.3 million investment in these securities as non-current and this amount is included in Long-term Investments in the Consolidated Condensed Balance Sheets at September 30, 2008. Based on recent successful auctions experienced in the market and discussions with third party financial advisors, the Company believes that the market for the remaining balance of its ARS investments totaling $8.3 million, which consists of tax-exempt bond investments, will recover, or that these bonds will be called at par, within the next twelve months and that the Company will be able to liquidate these investments within that time frame. Accordingly, this amount is classified as current and is included in Short-term Investments in the Consolidated Condensed Balance Sheets at September 30, 2008.

(6)	Contingencies and Commitments

(a)  Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter

During 1995, a joint venture, Tutor-Saliba-Perini, or the Joint Venture, in which Perini Corporation, or Perini, was the 40% minority partner and Tutor-Saliba Corporation, or Tutor-Saliba, of Sylmar, California was the 60% managing partner, filed a complaint in the Superior Court of the State of California for the County of Los Angeles against the Los Angeles County Metropolitan Transportation Authority, or LAMTA, seeking to recover costs for extra work required by LAMTA in connection with the construction of certain tunnel and station projects. In 1999, LAMTA countered with civil claims under the California False Claims Act (“CFCA”) against the Joint Venture, Tutor-Saliba and Perini jointly and severally (together, TSP).  In September, 2008, Tutor-Saliba merged with Perini.

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

In September 2008, the Court tentatively ruled that LAMTA’s Disadvantaged Business Enterprise (DBE) claims are sufficient to proceed to trial although the Court has not finally so ruled. The Court also agreed to hear TSP’s argument that LAMTA’s DBE program was/is unconstitutional thus making LAMTA’s DBE claims unenforceable.

A schedule for addressing the remainder of the case thereafter has not yet been established. The court continues to indicate that it would like the parties to resolve the entire case through mediation.  To date, efforts by the parties to settle the case have not been successful.

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

Certain of PKC's claims have been presented to a Disputes Review Board, or DRB, which consists of three construction experts chosen by the parties. To date, the various DRB panels have issued six awards and several interim decisions on PKC’s claims.  The second panel (the “Second DRB”) has ruled on a binding basis that PKC is entitled to additional compensation for the first portion of its contract time delay claim in the amount of $17.4 million. The Massachusetts Superior Court approved PKC's request to confirm the DRB's $17.4 million award. The

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(6)     Contingencies and Commitments (continued)

(b)  Perini/Kiewit/Cashman Joint Venture-Central Artery/Tunnel Project Matter  (continued)

Massachusetts Appeals Court affirmed that decision.

The Second DRB has also ruled on a binding basis that PKC is entitled to four additional compensation awards, less credits, totaling $39.8 million for impacts and inefficiencies caused by MHD to certain of PKC’s work.  The first two such awards, totaling $17.1 million, have been confirmed by the Massachusetts Superior Court and were not appealed.  MHD filed actions in the Superior Court seeking to vacate the other two awards, and PKC answered, seeking to confirm them. MHD later dropped its substantive objection to confirmation of these two awards, but continues to contest the payment of any interest on any of the five awards.

To date, the current DRB panel (the “Third DRB”), has issued two interim decisions and one award. The first interim decision, issued in December, 2007, held that the second portion of PKC’s claim for contract time delay is not barred or limited by the 10% markups for overhead and profit on change orders. The second interim decision, issued in January, 2008, held that the date of the project’s substantial completion, for purposes of calculating any liquidated damages, is August 23, 2003. Most recently, the Third DRB has issued an award to PKC in the amount of $50.7 million (exclusive of interest) for further impacts and inefficiencies. Of that total award, $41.1 million was issued as a binding arbitration award, and the remaining $9.6 million was issued as a non-binding recommendation.

It is PKC’s position that the remaining claims to be decided by the DRB on a binding basis have an anticipated value of approximately $40 million (exclusive of interest).   MHD disputes that the remaining claims before the DRB may be decided on a binding basis. Hearings before the DRB are scheduled to occur throughout 2008 and 2009.

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

The initial Project schedule contemplated substantial completion in 28 months from the Project commencement in September 2000.  Ultimately, the time for substantial completion was extended by the NYSDOT by 460 days.  While the Project was under construction, the NYSDOT made $8.5 million of payments to the Company as additional compensation for its extended overhead costs.

The Company sought approximately $33 million of additional relief from the NYSDOT for the delay and extra work it experienced. The NYSDOT, however, declined to grant the Company any further relief. Moreover, the NYSDOT stated it will take an adjustment of approximately $2.5 million of the $8.5 million it previously paid to the Company for its extended overhead costs. Since the NYSDOT has accepted the Company’s work as complete, it must close out the Project contract. The Company is actively pursuing the closeout of this Contract with NYSDOT and hopes to achieve the same within the next few months.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(6)     Contingencies and Commitments (continued)

(e) The Cosmopolitan Resort and Casino Matter

The Company is engaged in the construction of the Cosmopolitan Resort and Casino, a mixed-use casino/hotel development project in Las Vegas, Nevada, (the “Project”) . On January 16, 2008, Deutsche Bank AG (the “Bank”) delivered a notice of loan default to Cosmo, Senior Borrower LLC (“Cosmo”), then the Owner/Developer of the Project. Subsequently, the Bank foreclosed against the property and, as of August 29, 2008, Nevada Property 1 LLC (“NP1”) acquired title to the Project. Subsequently, NP1 notified the Company that it elected to have the Company continue with the performance of the work, and that it assumed the obligations of Cosmo under the construction contract for the Project.

The Company had an interim commitment from the Bank under which the Bank continued to pay the Company for performing construction work on the Project on a monthly basis. The Company has requested the Bank to reaffirm that commitment pending the Company’s receipt of assurances of financing from NP1 for future payments. Construction work continues on the Project and all current amounts due the Company have been paid pursuant to the terms of the construction contract.

On August 14, 2008, the parties executed an amendment to the Project contract increasing the contract value and setting the guaranteed maximum price at approximately $2.3 billion for the Project. The Project currently is expected to be completed in early 2010. As of September 30, 2008, approximately $1.15 billion of work remained to be performed by the Company under the construction contract.

The ultimate financial impact of this matter, if any, is not yet determinable. Therefore, no provision for loss or contract profit reduction, if any, has been recorded in the financial statements.

(f) Queensridge

Perini Building Company, Inc. (“PBC”) was the general contractor for the construction of One Queensridge Place, a condominium project in Las Vegas, Nevada. The developer of the project, Queensridge Towers, LLC / Executive Home Builders, Inc. (“Queensridge”), has failed to pay PBC for work which PBC and its subcontractors performed on the project. The subcontractors have brought claims against PBC and have filed liens on the property in the amount of approximately $25 million. PBC has also filed a lien on the property in the amount of $24 million, representing unpaid contract balances and additional work, which is subordinate to a pre-existing security interest of the lender as to all amounts over $11.2 million. Through an action in the Clark County District Court in Nevada, PBC has asked the court to consolidate all of the claims into one proceeding and to compel Queensridge and the subcontractors to participate in binding arbitration of all of those claims per the requirements of the contract. The court has advised that it will not act on the Motion to Compel Arbitration until it rules on several other pending motions. To date, efforts by the parties to settle the matter have not been successful.

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

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(6)     Contingencies and Commitments (continued)

(g) Gaylord Hotel and Convention Center

In 2005, Gaylord National, LLC (“Gaylord”), as Owner, and Perini Building Company, Inc. (“PBC”) /Tompkins Builders, Joint Venture (“PTJV”), as Construction Manager, entered into a contract (“Contract”) to construct the Gaylord National Resort and Convention Center (“Project”) in Maryland. PBC is the managing partner of the joint venture. The Project included 2000 hotel rooms, a spa, swimming pool, restaurants, a convention center and other meeting space, surface and structural parking, site work, a central utility plant and various other elements.

PTJV has requested that Gaylord pay the amounts that PTJV asserts are due pursuant to the Project Contract. On September 10, 2008, the Owner informed PTJV, inter alia, that it disputes payment of such amounts and set forth certain claims against PTJV.

On September 18, 2008, PTJV filed suit for $80 million against Gaylord and a petition for a lien in the Circuit Court for Prince George’s County Maryland. PTJV will vigorously prosecute this action to obtain all of the compensation to which it is entitled. On October 10, 2008, Gaylord filed a separate suit in the same court against PTJV seeking approximately $65 million in damages. PTJV denies liability to Gaylord and will vigorously defend itself against Gaylord’s action.

The Project currently is in a close out process with subcontractors. Some subcontractors have filed suits and lien petitions or have given notice of intent to claim a lien. PTJV is currently a party to several of those suits. Generally, the subcontractors seek payment from PTJV and Gaylord for sums which Gaylord has failed to pay PTJV. In addition, in the case of Banker Steel v. Gaylord LLC,& Perini/Tompkins, JV, which was also filed in the Circuit Court for Prince George’s County, Maryland, PTJV alleges that Banker Steel owes PTJV approximately $3.8 million.

PTJV and Gaylord met for settlement discussions on September 19, 2008 and October 22, 2008 and active settlement discussions are ongoing. Management has made an estimate of the total anticipated recovery on this project and it is included in revenues recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from this estimate, the impact of the change will be reflected in the financial statements at that time.

(h) Shareholder Litigation

(1) Weitman v. Tutor, et al Matter

On June 19, 2008, an individual named Nina Weitman filed a lawsuit in Superior Court of Middlesex County, Massachusetts, (Weitman v. Tutor, et al., (Massachusetts Superior Court, Middlesex County, No. 08-2351) allegedly on behalf of herself and other shareholders of Perini Corporation (“Perini”), against Ronald N. Tutor, Robert Band, Raymond R. Oneglia, Michael R. Klein, William W. Brittain, Jr., Robert A. Kennedy, Peter Arkley and Robert L. Miller (collectively, the “Individual Defendants”); Perini Corporation itself; and Tutor-Saliba Corporation (“Tutor-Saliba”). Ms. Weitman reportedly owns seventeen (17) shares of Perini Corporation common stock. The complaint alleged generally that the Individual Defendants breached their fiduciary duties to Perini by agreeing to enter into the Merger Agreement with Tutor-Saliba. Specifically, the complaint alleged: that the proxy statement related to, among other things, the meeting of the Perini shareholders to approve the merger, did not provide shareholders with enough information regarding the merger; that the exchange ratio in the Merger Agreement wais not fair to the Perini shareholders; and that Perini’s board of directors allegedly breached its fiduciary duties by, among other things, allegedly failing to examine strategic alternatives to the merger. The complaint sought, among other forms of relief, certification of the case as a class action, injunctive relief to

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(6)     Contingencies and Commitments (continued)

(h) Shareholder Litigation (continued)

(1) Weitman v. Tutor, et al Matter (continued)

enjoin the proposed merger, rescission in the event that the merger is consummated before a judgment in the case is entered, and damages.

The plaintiff had filed a motion seeking expedited procedures for its lawsuit. On August 13, 2008, the Superior Court issued an Order denying Plaintiff’s motion for expedited procedures. Plaintiff did not file a motion to enjoin the Merger, which was completed on September 8, 2008.

In the Superior Court, Perini had moved to dismiss the complaint as to Perini and Tutor-Saliba had moved to dismiss the complaint as to Tutor-Saliba. On July 31, 2008, rather than responding to Perini’s and Tutor-Saliba’s motions to dismiss, plaintiff filed an Amended Complaint alleging new claims for aiding and abetting breach of fiduciary duties and conspiracy, and naming Trifecta Acquisition LLC as a new defendant.  The defendants subsequently removed the case to the United States District Court for the District of Massachusetts, where it is now pending. Plaintiff has moved to remand the case to Massachusetts Superior Court, and the defendants have renewed their motions to dismiss that they initially filed in that Court. Those motions are scheduled to be heard on November 18, 2008.

(2) Isham and Rollman Securities Litigation Matters

Two putative class actions have been filed in the U.S. District Court for the District of Massachusetts on behalf of individuals who purchased Perini stock between November 2, 2006 and January 17, 2008, alleging securities fraud violations against Perini and company executives Ronald N. Tutor, Robert Band, Michael E. Ciskey and Kenneth R. Burk (collectively, the “Isham/Rollman Individual Defendants”). The first lawsuit was filed on August 18, 2008, by an individual named William B. Isham. On September 11, 2008, an individual named Marion Rollman filed the second lawsuit.

In both cases, the plaintiffs claim that Perini and the Isham/Rollman Individual Defendants violated sections 10(b) and 20(a) of the 1934 Exchange Act, as well as the SEC's Rule 10b-5. The complaints allege generally that the defendants purportedly made material misrepresentations or omissions in press releases and SEC filings regarding the future prospects for Las Vegas construction projects. The plaintiffs claim that the alleged misrepresentations or omissions had the effect of artificially inflating the value of Perini's stock. Plaintiffs further allege that stock sales by the Isham/Rollman Individual Defendants prior to disclosures related to the developer of one of the Las Vegas projects support the claims that the defendants misrepresented or omitted material facts regarding the future prospects of these projects. Plaintiffs seek certification of the matter as a class action, and damages allegedly incurred by Perini shareholders who had purchased stock during the putative class period. Scheduling orders have not yet been entered in these cases.

(3) Adams Derivative Lawsuit

On October 7, 2008, an individual named Kathy Adams, allegedly derivatively on behalf of Perini Corporation, filed a suit in Middlesex County, Massachusetts, Superior Court (Adams v. Tutor, et al., (Massachusetts Superior Court, Middlesex County, No. 08-3740)), against defendants Ronald N. Tutor, Willard W. Brittain, Jr., Michael Klein, Robert A. Kennedy, Raymond R. Oneglia, Robert L. Miller, Peter Arkley, Robert Band and C.L. Max Nikias, (collectively, the “Adams Individual Defendants”) as well as Perini itself as a nominal defendant. Adams did not make a demand on the Board of Directors before filing this derivative lawsuit.

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(6)	Contingencies and Commitments (continued)

(h) Shareholder Litigation (continued)

(3) Adams Derivative Lawsuit (continued)

The Complaint alleges that the Adams Individual Defendants concealed the business prospects of certain of Perini's Las Vegas construction contracts, and that their sales of Perini stock in advance of the alleged corrective disclosure amounted to insider trading. Plaintiff alleges that the Adams Individual Defendants breached their fiduciary obligations, and that Perini has been damaged as a result. In addition to these allegations, the Complaint also alleges that the members of the Board of Directors are conflicted due to their alleged substantial likelihood of liability for the derivative claims, and that they lack sufficient independence with which to render a decision as to whether the Company should pursue the derivative claims, such that demand would have been a futile act.

The Complaint alleges six counts against the Adams Individual Defendants: (i) breach of fiduciary duty for failing to disclose the true business prospects of the Las Vegas construction contracts; (ii) abuse of control; (iii) gross mismanagement; (iv) waste of corporate assets; (v) unjust enrichment; and (vi) insider selling. On behalf of the Company, the plaintiff seeks money damages, injunctive relief, restitution and disgorgement of profits. The plaintiff also seeks attorneys fees, costs and expenses. To date, there has been no activity in this case subsequent to the filing of the Complaint.

The Company believes that it has meritorious defenses to all of the actions described in this Note 6(h) and intends to defend against them vigorously. However, the Company cannot predict the timing or outcome of these cases, or the possible effect on the Company’s financial results.

(7)	Stock-Based Compensation

The 2004 Stock Option and Incentive Plan, as amended and approved by the Company’s stockholders, provides for the issuance of 5,500,000 shares of the Company’s common stock. This plan allows these stock-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, deferred stock awards and dividend equivalent rights.

The Compensation Committee of the Company’s Board of Directors has approved the grant of 2,170,000 restricted stock units under the 2004 Stock Option and Incentive Plan to certain of its executive officers, employees and directors. As of September 30, 2008, 669,999 restricted stock units were vested. Of the remaining 1,500,001 restricted stock units outstanding at September 30, 2008, 385,001 generally vest in equal installments on January 2, 2009 and 2010; 365,000 generally vest on January 2, 2010, and 750,000 vest on September 4, 2013. Of the 1,500,001 restricted stock units outstanding at September 30, 2008, 683,334 are subject only to the satisfaction of service requirements and the remaining 816,667 are subject to the satisfaction of both service requirements and achievement of certain pretax income performance criteria. Upon vesting, each restricted stock unit will be exchanged for one share of the Company’s common stock. The aggregate grant date fair value of the restricted stock units is $65.6 million based on the closing price of the Company’s common stock on the dates of grant. For the three month and nine month periods ended September 30, 2008, the Company recognized compensation expense of $2.5 million and $8.5 million, respectively, related to these restricted stock units and these amounts are included as a component of “General and Administrative Expenses” in the Consolidated Condensed Statements of Income. At September 30, 2008, there was $26.2 million of unrecognized compensation cost related to the non-vested restricted stock units outstanding

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(7)     Stock-Based Compensation (continued)

which, absent significant forfeitures in the future, will be recognized over a weighted average period of 4.1 years.

In September 2008, the Compensation Committee of the Company’s Board of Directors granted 495,000 nonqualified stock options to certain employees under the Company’s 2004 Stock Option and Incentive Plan. The options were granted at an exercise price of $26.19 per share, the fair market value of the Company’s common stock on the date of grant, as defined. The options vest and are exercisable after five years and expire ten years from the date of grant. The grant date fair value of the stock options of $7.2 million was determined by utilizing the Black-Scholes-Merton option pricing model incorporating the following assumptions: exercise price of $26.19 per share, expected term of 7.5 years, volatility of 48.45%, annual rate of quarterly dividends of zero, and a risk-free interest rate of 3.52%. For both the three and nine month periods ended September 30, 2008, the Company recognized compensation expense of $0.1 million related to these stock options and these amounts are included as a component of “General and Administrative Expenses” in the Consolidated Condensed Statements of Income. At September 30, 2008, there was $7.1 million of unrecognized compensation cost related to the stock options outstanding which, absent significant forfeitures in the future, will be recognized over a weighted average period of 4.9 years.

A summary of stock-based compensation awards related to the Company’s 2004 Stock Option and Incentive Plan for the nine months ended September 30, 2008 is as follows:

		Weighted Average
		Grant Date	Exercise	Shares
	Number	Fair Value of	Price per	Available
	of Shares	Restricted Stock Units	Stock Option	to Grant

Outstanding at January 1, 2008	1,030,000	$32.47	-	1,407,626
Restricted stock units granted	825,000	$26.94	-	(825,000)
Stock options granted	495,000	-	$26.19	(495,000)
Restricted stock units vested and issued	(354,999)	$33.28	-	-
Common stock issued for Board
of Directors compensation	-	-	-	(22,447)
Approved plan amendment	-	-	-	2,500,000
Reacquired	-	-		28,858
Outstanding at September 30, 2008	1,995,001	$29.23	$26.19	2,594,037

The aggregate intrinsic value of the restricted stock units outstanding at September 30, 2008 is approximately $38.7 million.

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(7)     Stock-Based Compensation (continued)

Options outstanding at September 30, 2008 under the 2004 Stock Option and Incentive Plan and related weighted average price and life information is as follows:

Weighted
				Average	Aggregate
Remaining	Grant	Options	Options	Exercise	Intrinsic
Life (Years)	Date	Outstanding	Exercisable	Price	Value

10	9/5/2008	495,000	-	$26.19	$0.00

In May 2000, the Company’s stockholders approved the adoption of the Special Equity Incentive Plan which makes available non-qualified stock options exercisable for 3,000,000 shares of the Company’s common stock to key executives, employees and directors of the Company. Options under this plan cannot be granted at less than the fair market value of the Company’s common stock on the date of grant. Options under this plan generally expire 10 years from the date of grant and are generally exercisable in three equal annual installments, on the date of grant and on the first and second anniversary of the date of grant. As of September 30, 2008, all of the options outstanding were exercisable.

A summary of stock option activity related to the Company’s Special Equity Incentive Plan is as follows:

		Exercise Price Per Share		Shares
	Number		Weighted	Available
	of Shares	Range	Average	to Grant

Outstanding at January 1, 2008	36,500	$3.13 - $4.50	$3.97	195,634
Exercised	-			-
Outstanding at September 30, 2008	36,500	$3.13 - $4.50	$3.97	195,634

Options outstanding at September 30, 2008 under the Special Equity Incentive Plan and related weighted average price and life information is as follows:

				Weighted
				Average	Aggregate
Remaining	Grant	Options	Options	Exercise	Intrinsic
Life (Years)	Date	Outstanding	Exercisable	Price	Value

2	5/25/2000	14,000	14,000	$3.13	$ 317,310
2.25	9/12/2000	22,500	22,500	$4.50	479,025
Totals		36,500	36,500	$3.97	$ 796,335

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(8)     Amended Credit Agreement

On September 8, 2008, the Company entered into a Third Amended and Restated Credit Agreement (the “Amended Agreement”), as Borrower, with Bank of America, N. A., as Administrative Agent, Swing Line Lender and L/C Issuer (the “Lender”). The Amended Agreement amends and restates in its entirety an existing Second Amended and Restated Credit Agreement dated May 7, 2008 among the Company, as Borrower, and the Lender, as Administrative Agent (the “Existing Agreement”), which provides for a $125 million revolving credit facility and an additional $117.3 million under a supplementary facility.

The Amended Agreement replaces the Existing Agreement and allows the Company to borrow up to $155 million on a revolving credit basis, with a $50 million sublimit for letters of credit, and an additional $111.3 million at September 30, 2008 under a supplementary facility to the extent that the $155 million base facility has been fully drawn. Subject to certain conditions, the Company has the option to increase the base facility by up to an additional $45 million. Similar to the Existing Agreement, certain subsidiaries of the Company unconditionally guarantee the obligations of the Company under the Amended Agreement. Certain companies not party to the Existing Agreement, having become subsidiaries of the Company as a result of a merger completed on September 8, 2008 between the Company’s acquisition subsidiary and Tutor-Saliba Corporation, also became guarantors under the Amended Agreement. The obligations under the Amended Agreement are secured by a lien on all personal property and certain real property of the Company and its subsidiaries party thereto. Amounts outstanding under the Amended Agreement bear interest at a rate equal to, at the Company's option, (a) the adjusted British Bankers Association LIBOR rate, as defined, plus 100 to 200 basis points (with a floor of 125 basis points for the $155 million base facility) based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA or (b) the higher of the Federal Funds Rate plus 50 basis points, or the prime rate announced by Bank of America, N.A., plus up to 75 basis points based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA. In addition, the Company has agreed to pay quarterly facility fees of 0.50% per annum of the unused portion of the base credit facility and ranging from 0.20% to 0.35% per annum of the unused portion of the supplementary facility. Any outstanding loans under the Amended Agreement mature on February 22, 2012, unless extended pursuant to the terms of the Amended Agreement, provided, however, the supplementary facility will terminate on (and all loans thereunder must be repaid on or before) May 6, 2009.

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

•	Consolidated asset coverage ratio of at least 1.5 to 1.0.

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(8)	Amended Credit Agreement (continued)

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

(9)	Earnings per Common Share

Basic earnings per common share was computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share was similarly computed after giving consideration to the dilutive effect of stock options and restricted stock units outstanding on the weighted average number of common shares outstanding.

(10)	Dividends

There were no cash dividends declared or paid on the Company’s outstanding common stock during the periods presented in the consolidated condensed financial statements included herein.

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(11)   Business Segments

The following tables set forth certain business segment information relating to the Company’s operations for the nine month and three month periods ended September 30, 2008 and 2007 (in thousands):

Nine months ended September 30, 2008
Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Totals	Corporate		Total

Revenues	$ 3,757,041	$ 192,773	$ 107,544	$ 4,057,358	$ -		$ 4,057,358
Income from Construction Operations	$ 112,115	$ 13,588	$ 23,721	$ 149,424	$ (15,598)	*	$ 133,826
Assets	$ 2,133,090	$ 591,535	$ 165,401	$ 2,890,026	$ 494,002		$ 3,384,028

Nine months ended September 30, 2007
Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Totals	Corporate		Total

Revenues	$ 3,084,676	$ 183,256	$ 113,710	$ 3,381,642	$ -		$ 3,381,642
Income (Loss) from Construction Operations	$ 92,883	$ (8,017)	$ 38,471	$ 123,337	$ (16,377)	*	$ 106,960

Three months ended September 30, 2008
Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Totals	Corporate		Total

Revenues	$ 1,294,331	$ 74,069	$ 44,235	$ 1,412,635	$ -		$ 1,412,635
Income from Construction Operations	$ 35,154	$ 10,017	$ 12,086	$ 57,257	$ (4,994)	*	$ 52,263

Three months ended September 30, 2007
Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Totals	Corporate		Total

Revenues	$ 1,145,092	$ 63,025	$ 34,549	$ 1,242,666	$ -		$ 1,242,666
Income (Loss) from Construction Operations	$ 33,321	$ (6,775)	$ 12,753	$ 39,299	$ (5,800)	*	$ 33,499

* Consists of corporate general and administrative expenses.

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(12)   Employee Pension Plans

The Company has a defined benefit pension plan that covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The Company also has an unfunded supplemental retirement plan for certain employees whose benefits under the defined benefit plan are reduced because of compensation limitations under federal tax laws. Effective June 1, 2004, all benefit accruals under the Company’s pension plan were frozen; however, the current vested benefit was preserved. In accordance with FASB Statement No. 132(R), “Employers’ Disclosures About Pensions and Other Post-Retirement Benefits”, the pension disclosure presented below includes aggregated amounts for both of the Company’s plans. The following table sets forth the net pension cost by component for the three and nine month periods ended September 30, 2008 and 2007 (in thousands):

	Three Months		Nine Months
	Ended Sept. 30,		Ended Sept. 30,
	2008	2007	2008	2007

Interest cost on projected benefit obligation	$ 1,178	$ 1,138	$ 3,494	$ 3,368
Expected return on plan assets	(1,199)	(1,049)	(3,600)	(3,402)
Recognized actuarial loss	306	635	1,102	1,696

Net Pension Cost	$ 285	$ 724	$ 996	$ 1,662

The Company contributed $2.0 million and $0.6 million to its defined benefit pension plan on April 1, 2008 and July 15, 2008, respectively. The Company contributed an additional $0.6 million to its defined benefit pension plan in October 2008.

In accordance with SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R)”, the Company has historically measured the funded status of its plans as of the date of its fiscal year-end. During the first nine months of 2008, the actual returns on the Company’s pension plan assets are less than the expected returns due primarily to the recent general decline in the financial markets. If the financial returns on the Company’s plan assets remain negative, it is likely that the Company will record an additional non-cash charge in accumulated other comprehensive loss at December 31, 2008. The amount of the charge will depend on the actual financial returns experienced in 2008 and the discount rate used to calculate the Company’s projected benefit obligations under its plans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Perini Corporation is a leading construction services company, based on revenues, as ranked by Engineering News-Record, offering diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world. We have provided construction services since 1894 and have established a strong reputation within our markets for executing large, complex projects on time and within budget while adhering to strict quality control measures. We offer general contracting, pre-construction planning and comprehensive project management services, including the planning and scheduling of the manpower, equipment, materials and subcontractors required for a project. We also offer self-performed construction services including site work, concrete forming and placement, steel erection and electrical and mechanical, plumbing and HVAC.

Our business is conducted through three segments: building, civil, and management services. Our building segment focuses on large, complex projects in the hospitality and gaming, municipal offices, sports and entertainment, educational, transportation, corrections, healthcare, biotech, pharmaceutical and high-tech markets, and electrical and mechanical, plumbing and HVAC services as a subcontractor to the Company and other general contractors. Our civil segment specializes in public works construction, primarily in the western, northeastern and mid-Atlantic United States, including the repair, replacement and reconstruction of the public infrastructure such as highways, bridges, mass transit systems and wastewater treatment facilities. Our management services segment, including the recently acquired Tutor-Saliba operation in Guam (see “Recent Developments” below), provides diversified construction, design-build and maintenance services to the U.S. military and government agencies, as well as to surety companies and multi-national corporations in the United States and overseas.

Significant Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Our critical accounting policies are also identified and discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. We have made no significant changes to these policies during the third quarter of 2008, except as noted below.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. SFAS No. 157 applies under other accounting pronouncements that currently require or permit fair value measurements. We adopted SFAS No. 157 on January 1, 2008, as required. In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, the application of SFAS No. 157 relating to our non-financial assets and non-financial liabilities will be adopted prospectively beginning January 1, 2009. See Note 5, “Fair Value Measurements” for additional information.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133,” (“SFAS No. 161”). SFAS No. 161 is effective for us beginning January 1, 2009. SFAS No. 161 applies only to financial statement disclosures, and we do not expect the adoption of SFAS No. 161 to have a material impact on our consolidated financial statements and related disclosures.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." We do not expect the adoption of SFAS No. 162 to have a material impact on our consolidated financial statements.

Recent Developments

Merger With Tutor-Saliba Corporation

On September 8, 2008, we completed the acquisition of Tutor-Saliba Corporation (“Tutor-Saliba”) pursuant to an agreement and plan of merger between the Company, Tutor-Saliba, Ronald N. Tutor and shareholders of Tutor-Saliba. Subsequent to the approval of the merger by the Company’s shareholders, the Company issued 22,987,293 shares of its common stock to the shareholders of Tutor-Saliba in exchange for 100% of the outstanding capital stock of Tutor-Saliba. Mr. Tutor serves as our chairman and Chief Executive Officer. In addition, Mr. Tutor controls two trusts that collectively owned 96% of the outstanding stock of Tutor-Saliba prior to the merger. As a result of the merger, Mr. Tutor, through these two trusts, is the beneficial owner of approximately 43% of our outstanding common stock. These shares are subject to certain restrictions contained in a shareholders agreement between Mr. Tutor, the Company and other former Tutor-Saliba shareholders as described in our Current Report on Form 8-K as filed with the SEC on April 7, 2008.

The Company’s operating results for the three month and nine month periods ended September 30, 2008 include the operating results of Tutor-Saliba from the date of acquisition. Similar to the Company, Tutor-Saliba operates in the same three segments: building, civil and management services, including Tutor-Saliba’s existing operations in Guam. See Note 3 of Notes to Consolidated Condensed Financial Statements for additional information.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we assess the potential amount of impairment, if any, of goodwill and indefinite-lived intangible assets at least annually and whenever events or changes indicate that the carrying value may not be recoverable. As a result of the recently completed acquisition of Tutor-Saliba, we are in the process of completing the annual impairment test to assess the potential amount of impairment, if any, of the goodwill and indefinite-lived intangible assets initially recorded in the transaction. Impairment assessment inherently involves judgments as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. The Company is evaluating the impact of current global economic and financial market conditions, including severe disruptions in the credit markets, on the construction markets in which the Company operates. In order to complete the testing for impairment, we are reviewing our estimates of future cash flows relating to the reporting units of Tutor-Saliba. To the extent the value of goodwill or intangible assets is impaired, we will be required to incur a non-cash charge to the Statement of Income relating to such impairment.

Amended Credit Facility

Effective September 8, 2008, we entered into a Third Amended and Restated Credit Agreement (the “Amended Agreement”) with Bank of America, as Agent. The Amended Agreement amends and replaces in its entirety an existing credit agreement dated May 7, 2008 which provided for a $125 million revolving credit facility and an additional $117.3 million under a supplementary facility. The Amended Agreement allows us to borrow up to $155 million on a revolving credit basis, with a $50 million sublimit for letters of credit, and an additional $111.3 million at September 30, 2008 under a supplementary facility (the “Supplementary Facility”) to the extent that the $155 million base facility has been fully drawn. Subject to certain conditions, we have the option to increase the base facility by up to an additional $45 million. The total amount available to borrow under the Supplementary Facility reduces upon the sale of all or any portion of the $111.7 million of auction rate securities held in our investment portfolio as of September 8, 2008. This Supplementary Facility provides us with access to a source of liquidity through May 6, 2009. For a description of additional material terms of the Amended Agreement, see Note 8 of Notes to Consolidated Condensed Financial Statements.

Grant of Restricted Stock Units and Stock Options

On September 5, 2008, the Compensation Committee of our Board of Directors approved the grant of 750,000 restricted stock units and 495,000 nonqualified stock options to certain of our employees and directors under our 2004 Stock Option and Incentive Plan. We are accounting for both of these stock-based compensation items in accordance with SFAS No. 123(R), “Share-Based Payment”, beginning in the third quarter of 2008. The grant date fair value of each of the restricted stock units is $26.19, the closing price of our common stock on September 5, 2008. The grant date fair value of each of the nonqualified stock options is $14.63, based on utilization of the Black-Scholes-Merton model to determine the grant date fair value. We recognized a $0.5 million pretax charge in the third quarter of 2008 for compensation cost related to these equity awards granted in the third quarter of 2008.

Backlog of $8.3 Billion

Our backlog of uncompleted construction work at September 30, 2008 was approximately $8.3 billion, as compared to the $7.6 billion backlog reported at December 31, 2007. The September 30, 2008 backlog includes approximately $1.2 billion of backlog, before elimination of intercompany amounts, added in the third quarter of 2008 due to the acquisition of Tutor-Saliba. The September 30, 2008 backlog also includes new contract awards and adjustments to contracts in process added during the third quarter of 2008 totaling approximately $1.95 billion, which includes a $1.2 billion contract to build the new Terminal 3 at McCarran International Airport in Las Vegas and approximately $193 million in additional work in the hospitality and gaming market in Las Vegas. Our management services segment added $360 million of new awards primarily for work in Iraq, including continued overhead cover protection projects, and a runway project in Guam. Our civil segment was awarded a $73 million contract for a new roadway project in Virginia.

	Backlog at	New Business	Revenue	Backlog at
	Dec. 31, 2007	Awarded	Recognized	Sept. 30, 2008
	(In millions)
Building	$ 6,981.7	$ 3,980.0	$ (3,757.0)	$ 7,204.7
Civil	457.9	352.5	(192.8)	617.6
Management Services	128.1	481.9	(107.6)	502.4
Total	$ 7,567.7	$ 4,814.4	$ (4,057.4)	$ 8,324.7

Results of Operations

Comparison of the Third Quarter of 2008 with the Third Quarter of 2007

Revenues increased by $169.9 million to $1,412.6 million, gross profit increased by $21.6 million, income from construction operations increased by $18.8 million, and net income increased by $10.1 million (or 42.1%) to $34.1 million in 2008. While a part of these increases reflect the inclusion of Tutor-Saliba’s operating results for one month in the third quarter of 2008 since the completion of the acquisition, the strong performance in the third quarter of 2008 was led by our building and management services along with an improved profit contribution from our civil segment. The increase in revenues and profit primarily reflects the conversion of our substantial building segment backlog into revenues and profit as expected, bolstered by the positive impact of the Tutor-Saliba operating results across all of our operating segments. Basic earnings per common share were $1.03 for the third quarter of 2008, compared to $0.89 for the third quarter of 2007. Diluted earnings per common share were $1.01 for the third quarter of 2008, compared to $0.87 for the third quarter of 2007.

	Revenues for the
	Three Months Ended Sept. 30,			%
	2008	2007	Increase	Change
	(In millions)
Building	$ 1,294.3	$ 1,145.1	$ 149.2	13.0%
Civil	74.1	63.0	11.1	17.6%
Management Services	44.2	34.6	9.6	27.7%
Total	$ 1,412.6	$ 1,242.7	$ 169.9	13.7%

Overall revenues increased by $169.9 million (or 13.7%), from $1,242.7 million in 2007 to $1,412.6 million in 2008. This increase was due primarily to an increase in building construction revenues of $149.2 million (or 13%), from $1,145.1 million in 2007 to $1,294.3 million in 2008, primarily as a result of the conversion of our substantial building segment backlog into revenues as expected, led by an increased volume of work in the hospitality and gaming market in Las Vegas. Civil construction revenues increased by $11.1 million (or 17.6%), from $63.0 million in 2007 to $74.1 million in 2008. Management services revenues increased by $9.6 million (or 27.7%), from $34.6 million in 2007 to $44.2 million in 2008, due primarily to the addition of Tutor-Saliba’s work in Guam.

	Income (Loss) from Construction
	Operations for the		Increase
	Three Months Ended Sept. 30,		(Decrease)%
	2008	2007	In Income	Change
	(In millions)
Building	$ 35.2	$ 33.3	$ 1.9	5.7%
Civil	10.0	(6.8)	16.8
Management Services	12.1	12.8	(0.7)	(5.5)%
Subtotal	$ 57.3	$ 39.3	$ 18.0	45.8%

Less: Corporate	(5.0)	(5.8)	0.8	13.8%
Total	$ 52.3	$ 33.5	$ 18.8	56.1%

Income from construction operations (excluding corporate) increased by $18.0 million (or 45.8%), from $39.3 million in 2007 to $57.3 million in 2008. Building construction income from operations increased by $1.9 million (or 5.7%), from $33.3 million in 2007 to $35.2 million in 2008, due primarily to an increase in revenues discussed above, which was partly offset by a $3.2 million increase in building construction-related general and administrative expenses, due primarily to a $3.0 million increase resulting from the addition of Tutor-Saliba, and a $0.6 million increase due to marketing and preconstruction efforts relating to potential projects in Dubai. Civil construction income from operations improved by $16.8 million, from a loss of $6.8 million in 2007 to a profit of $10.0 million in 2008. The addition of Tutor-Saliba made a positive impact on the 2008 civil construction income from operations along with improved operating performances from both our New York Civil and Cherry Hill operations. The loss in 2007 was due primarily to recording a charge with respect to the matter discussed in Note 6(c) of Notes to Consolidated Condensed Financial Statements. This matter has not been settled. As a result, the potential for a further charge (or credit) exists; however, management believes that the amount of such further charge or credit, if any, will not be material to the financial results of the Company or of the civil segment. Management services income from operations decreased by $0.7 million (or 5.5%), from $12.8 million in 2007 to $12.1 million in 2008, primarily reflecting the extraordinary operating results recorded in 2007 due to favorable performance on work in Iraq. Overall income from construction operations was favorably impacted by a $0.8 million decrease in corporate general and administrative expenses, from $5.8 million in 2007 to $5.0 million in 2008, due primarily to a $1.2 million decrease in the provision for corporate incentive compensation and in corporate stock-based compensation expense resulting from certain restricted stock units granted in 2006 and 2007, net of a $0.4 million increase in legal fees related to the matters discussed in Note 6(h) of Notes to Consolidated Condensed Financial Statements.

Other income decreased by $1.8 million, from $4.4 million in 2007 to $2.6 million in 2008, due primarily to a $1.3 million gain on sale of parcels of developed land held for sale recorded in 2007, and a $0.6 million decrease in interest income earned from our cash investments.

Interest expense increased by $0.6 million, from $0.4 million in 2007 to $1.0 million in 2008, due primarily to the debt assumed in conjunction with the acquisition of Tutor-Saliba.

The provision for income taxes increased by $6.3 million, from $13.5 million in 2007 to $19.8 million in 2008, due primarily to the increase in pretax income in 2008. The effective tax rate for the third quarter of 2008 was 36.7%, as compared to 36.0% for the third quarter of 2007.

Comparison of the Nine Months Ended September 30, 2008 with the Nine Months Ended September 30, 2007

Revenues increased by $675.8 million to $4,057.4 million, gross profit increased by $36.4 million, income from construction operations increased by $26.8 million, and net income increased by $13.6 million (or 18.2%) to $87.8 million in 2008. While a part of the increases reflect the inclusion of Tutor-Saliba’s operating results for one month in 2008, our strong performance in 2008 was led by our building and management services segments. The increase in revenues and profit primarily reflects the conversion of our substantial building segment backlog into revenues and profit as expected. In addition, our management services segment also made a significant contribution to our 2008 operating results and our civil segment made an improved contribution to our 2008 operating results. Basic earnings per common share were $3.01 for the first nine months of 2008, compared to $2.77 for the first nine months of 2007. Diluted earnings per common share were $2.96 for the first nine months of 2008, compared to $2.71 for the first nine months of 2007.

	Revenues for the
	Nine Months Ended Sept. 30,		Increase	%
	2008	2007	(Decrease)	Change
	(In millions)
Building	$ 3,757.0	$ 3,084.7	$ 672.3	21.8%
Civil	192.8	183.2	9.6	5.2%
Management Services	107.6	113.7	(6.1)	(5.4)%
Total	$ 4,057.4	$ 3,381.6	$ 675.8	20.0%

Overall revenues increased by $675.8 million (or 20%), from $3,381.6 million in 2007 to $4,057.4 million in 2008. This increase was due primarily to an increase in building construction revenues of $672.3 million (or 21.8%), from $3,084.7 million in 2007 to $3,757.0 million in 2008, primarily as a result of the conversion of our substantial building segment backlog into revenues as expected, led by an increased volume of work in the hospitality and gaming, healthcare and office building markets in Las Vegas and California. The addition of Tutor-Saliba resulted in a $107.5 million (or 3.5%) increase in building revenues in 2008. Civil construction revenues increased by $9.6 million (or 5.2%), from $183.2 million in 2007 to $192.8 million in 2008, due primarily to the addition of Tutor-Saliba. Management services revenues decreased by $6.1 million (or 5.4%), from $113.7 million in 2007 to $107.6 million in 2008, due primarily to a decreased volume of work in Iraq partly offset by the addition of Tutor-Saliba’s operation in Guam.

	Income (Loss) from Construction
	Operations for the		Increase
	Nine Months Ended Sept. 30,		(Decrease)%
	2008	2007	In Income	Change
	(In millions)
Building	$ 112.1	$ 92.8	$ 19.3	20.8%
Civil	13.6	(8.0)	21.6
Management Services	23.7	38.5	(14.8)	(38.4)%
Subtotal	$ 149.4	$ 123.3	$ 26.1	21.2%

Less: Corporate	(15.6)	(16.3)	0.7	4.3%
Total	$ 133.8	$ 107.0	$ 26.8	25.0%

Income from construction operations (excluding corporate) increased by $26.1 million (or 21.2%), from $123.3 million in 2007 to $149.4 million in 2008. Building construction income from operations increased by $19.3 million (or 20.8%), from $92.8 million in 2007 to $112.1 million in 2008, due primarily to the significant increase in revenues discussed above, including the addition of Tutor-Saliba. Building construction income from operations was reduced by an $8.0 million increase in building construction-related general and administrative expenses, due primarily to increases driven by changes in revenue volume, a $3.0 million increase resulting from the addition of Tutor-Saliba, and a $0.6 million increase due to marketing and preconstruction efforts relating to potential projects in Dubai. Civil construction income from operations increased by $21.6 million, from a loss of $8.0 million in 2007 to a profit of $13.6 million in

2008. The addition of Tutor-Saliba made a positive impact on the 2008 civil construction income from operations along with improved operating performances from both our New York Civil and Cherry Hill operations. The loss in 2007 was due primarily to recording a charge with respect to the matter discussed in Note 6(c) of Notes to Consolidated Condensed Financial Statements. Excluding this charge, the civil construction segment would have been at or near breakeven in 2007, due primarily to (i) downward profit adjustments recorded on two projects in the metropolitan New York area, and (ii) higher civil construction-related general and administrative expenses, due primarily to a decrease in the number of active projects, as well as an increase in legal fees relating to open legal matters. The matter discussed in Note 6(c) of Notes to Consolidated Condensed Financial Statements has not been settled. As a result, the potential for a further charge (or credit) exists; however, management believes that the amount of such further charge or credit, if any, will not be material to the financial results of the Company or of the civil segment. Management services income from operations decreased by $14.8 million (or 38.4%), from $38.5 million in 2007 to $23.7 million in 2008, primarily reflecting the extraordinary operating results recorded in 2007 due to favorable performance on work in Iraq. Also, management services income from operations decreased in part due to the decrease in revenues discussed above. Overall income from operations was favorably impacted by a $0.7 million decrease in corporate general and administrative expenses, from $16.3 million in 2007 to $15.6 million in 2008, due primarily to a decrease in corporate stock-based compensation expense resulting from certain restricted stock units granted in 2006 and 2007, partly offset by a $1.3 million increase in outside professional fees related to the audit of our financial statements and an increase in legal fees related to the matters discussed in Note 6(h) of Notes to Consolidated Condensed Financial Statements.

Other income decreased by $2.9 million, from $9.6 million in 2007 to $6.7 million in 2008, as a $1.2 million increase in interest income as a result of the positive cash flow we generated from operating activities in 2007 and in the first nine months of 2008 was more than offset by recognition of a $2.7 million loss due to the adjustment of certain of our investments in auction rate securities to fair value in 2008, and a $1.3 million gain in 2007 on the sale of parcels of developed land held for sale recorded in 2007. For further discussion regarding auction rate securities, see Item 3 captioned “Quantitative and Qualitative Disclosures About Market Risk.”

Interest expense increased by $0.3 million, from $1.5 million in 2007 to $1.8 million in 2008. A reduction in interest expense due to the February 2007 repayment of our term loan in full in conjunction with the closing of a new credit agreement was more than offset by increases in interest expense due to more extensive equipment financing in 2008 and to the debt assumed in conjunction with the acquisition of Tutor-Saliba.

The provision for income taxes increased by $10.1 million, from $40.8 million in 2007 to $50.9 million in 2008, due primarily to the increase in pretax income in 2008. The effective tax rate for the first nine months of 2008 was 36.7%, as compared to 35.4% for the first nine months of 2007. The change in the effective tax rate reflects the changes of certain tax contingencies in both years.

Potential Impact of Current Economic Conditions

Current economic and financial market conditions in the United States and overseas, including severe disruptions in the credit markets, could adversely affect our results of operations in future periods, particularly if there is a prolonged economic recession or depression or if government efforts to stabilize and revitalize credit markets and financial institutions are not effective. The current instability in the financial markets has made it difficult for certain of our customers, including state and local governments, to access the credit markets to obtain financing or refinancing, as the case may be, to fund new construction projects on satisfactory terms or at all. State and local governments also are facing potentially significant budget shortfalls as a result of declining tax and other revenues, which may cause them to defer or cancel planned infrastructure projects. While our backlog has increased in the current period, we may encounter increased levels of deferrals and delays related to new construction projects in the future. Difficulty in obtaining adequate financing due to the unprecedented disruption in the credit markets may significantly increase the rate at which our customers defer, delay or cancel proposed new construction projects. Such deferrals, delays or cancellations could have an adverse impact on our future operating results.

Liquidity and Capital Resources

Cash and Working Capital

Effective September 8, 2008, we entered into a Third Amended and Restated Credit Agreement (the “Amended Agreement”) with Bank of America, as Agent. The Amended Agreement amends and replaces in its entirety an existing credit agreement dated May 7, 2008 which provided for a $125 million revolving credit facility and an additional $117.3 million under a supplementary facility. The Amended Agreement allows us to borrow up to $155 million on a revolving credit basis (the “Revolving Facility”), with a $50 million sublimit for letters of credit, and an additional $111.7 million under a supplementary facility (the “Supplementary Facility”) to the extent that the $155 million base facility has been fully drawn. The total amount available to borrow under the Supplementary Facility reduces upon the sale of all or any portion of the $111.7 million of auction rate securities held in our investment portfolio as of September 8, 2008. This Supplementary Facility provides us with access to a source of liquidity through May 6, 2009, should the need arise, as we await opportunities to liquidate our investments in auction rate securities. The termination date of the Revolving Facility is February 22, 2012. We have not borrowed under the Revolving Facility during 2007 or 2008. Due to letters of credit outstanding, we had $137 million available to borrow under the Revolving Facility at September 30, 2008. For a description of additional material terms of the Amended Agreement, see Note 8 of Notes to Consolidated Condensed Financial Statements.

Cash and cash equivalents as reported in the accompanying Consolidated Condensed Financial Statements consist of amounts held by us as well as our proportionate share of amounts held by construction joint ventures. Cash held by us is available for general corporate purposes while cash held by construction joint ventures is available only for joint venture-related uses. Joint venture cash and cash equivalents are not restricted to specific uses within those entities; however, the terms of the joint venture agreements limit our ability to distribute those funds and use them for corporate purposes. Cash held by construction joint ventures is distributed from time to time to us and to the other joint venture participants in accordance with our respective percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by us from our construction joint ventures are then available for general corporate purposes. At September 30, 2008 and December 31, 2007, cash held by us and available for general corporate purposes was $370.4 million and $426.8 million, respectively, and our proportionate share of cash held by joint ventures and available only for joint venture-related uses was $30.3 million and $32.4 million, respectively. At September 30, 2008 and December 31, 2007, our cash balance included $4.4 million and $25.0 million, respectively, which represents an advance received from a project owner to be used to fund subcontract work on a specific project under certain circumstances. We have included these amounts in our contract billings and they are included as a component of “billings in excess of costs and estimated earnings” in the Consolidated Condensed Balance Sheets at September 30, 2008 and December 31, 2007.

We hold a variety of highly rated (AAA or AA) interest bearing auction rate securities that generally represent interests in pools of either interest bearing student loans or municipal bond issues. These auction rate securities provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals, typically every 7 or 28 days. In the event that such auctions are unsuccessful, the holder of the securities is not able to access these funds until a future auction of these investments is successful. An unsuccessful auction results in a lack of liquidity in the securities but does not signify a default by the issuer. Upon an unsuccessful auction, the interest rates do not reset at a market rate but instead reset based upon a formula contained in the security, which rate is generally higher than the current market rate. At December 31, 2007, we had $8.0 million invested in auction rate securities. During the first quarter of 2008, we made substantial additional investments in auction rate securities. Since mid-February 2008, regularly scheduled auctions for these securities started to fail throughout the market at a significant rate. At that time, we had $181.9 million invested in auction rate securities. Since then, we have been successful in liquidating at par value a significant portion of our investment in auction rate securities. At September 30, 2008, we had investments in auction rate securities of $108.6 million which are reflected at fair value after recognition of a $2.7 million pretax impairment charge in the first quarter of 2008 which was deemed to be other-than-temporary, thereby resulting in a charge to the Consolidated Condensed Statement of Income. These investments are classified as “available-for-sale,” with $8.3 million classified as short-term investments and $100.3 million classified as long-term investments. Our investment policy is to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. The current overall liquidity concerns in capital markets have affected our ability to liquidate many of our investments in auction rate securities. Based on our ability to access our cash equivalent investments, our anticipated operating cash flows, and our available Revolving Facility and our Supplemental Facility discussed above, we do not expect that the short-term lack of liquidity of our auction rate security investments will materially affect our overall liquidity position or our ability to execute our current business plan.

A summary of cash flows for each of the nine month periods ended September 30, 2008 and 2007 is set forth below:

	Nine Months
	Ended Sept. 30,
	2008	2007
	(In millions)
Cash flows from:
Operating activities	$ 31.2	$ 182.1
Investing activities	(60.0)	(24.8)
Financing activities	(29.7)	(21.0)
Net (decrease) increase in cash	$ (58.5)	$ 136.3
Cash at beginning of year	459.2	225.5
Cash at end of period	$ 400.7	$ 361.8

During 2008, we generated $31.2 million in cash flow from operating activities. The positive cash flow from operating activities is primarily due to the substantial increase in our building segment revenues as well as favorable operating results in our management services segment. We used $60.0 million in cash to fund investing activities, principally for the net purchase of auction rate securities, to purchase construction equipment to be used primarily in our civil construction operations and to buy-out the lease on a corporate aircraft previously leased by Tutor-Saliba. These investing cash outflows were partly offset by a net cash balance of $92.5 million recorded in connection with the acquisition of Tutor-Saliba, since the merger transaction consideration was equity and not cash. We also used $29.7 million in cash from financing activities, primarily to repay a portion of the debt assumed in the merger with Tutor-Saliba. As a result, our cash balance decreased by $58.5 million during the first nine months of 2008. However, subsequent to the end of the third quarter, we recovered a substantial amount of cash that was used to fund the start-up of the $1.2 billion contract to build the new Terminal 3 at McCarran International Airport in Las Vegas. In addition, we are in the process of obtaining financing to replenish the cash used for the buy-out of the lease on the corporate aircraft previously leased by Tutor-Saliba.

Working capital decreased from $293.5 million at the end of 2007 to $254.9 million at September 30, 2008 due primarily to the net purchase of investments in auction rate securities in 2008. Due to the current overall liquidity concerns in capital markets and our likely inability to liquidate these investments in the near term, we classified $100.3 million of these investments as long-term at September 30, 2008. For a description of our reclassification of auction rate securities, see Note 5 of Notes to Consolidated Condensed Financial Statements. Accordingly, the current ratio decreased from 1.24x at December 31, 2007 to 1.15x at September 30, 2008.

Debt

Total debt, including current maturities, at September 30, 2008 was $70.4 million, an increase of $49.7 million from December 31, 2007, due primarily to the debt assumed in conjunction with the acquisition of Tutor-Saliba primarily relating to equipment financing. Accordingly, long-term debt, net of current maturities, increased from $13.4 million at December 31, 2007 to $49.0 million at September 30, 2008. Due to an increase in stockholders’ equity as a result of the merger with Tutor-Saliba, the long-term debt to equity ratio remained at .04x at September 30, 2008 compared to December 31, 2007.

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

•	an unsolicited offer by another company to acquire the assets or capital stock of Perini;
•	the impact on the trading price of Perini common stock of resales in the public markets of shares of Perini common stock received by Tutor-Saliba shareholders in the merger;
•

the ability of Mr. Tutor to exert significant influence over corporate decisions as a result of his ownership of Perini common stock following the merger, his position as chairman and chief executive officer of the combined company and his right to designate up to two nominees for election as director of Perini; and

•

other risks and uncertainties discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 28, 2008, as amended, and our Form 10-Qs for the quarters ended March 31, 2008, June 30, 2008, and September 30, 2008.

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

We hold a variety of highly rated (AAA or AA) interest bearing auction rate securities that generally represent interests in pools of either interest bearing student loans or municipal bond issues. These auction rate securities provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals, typically every 7 or 28 days. In the event that such auctions are unsuccessful, the holder of the securities is not able to access these funds until a future auction of these investments is successful. An unsuccessful auction results in a lack of liquidity in the securities but does not signify a default by the issuer. Upon an unsuccessful auction, the interest rates do not reset at a market rate but instead reset based upon a formula contained in the security, which rate is generally higher than the current market rate. At December 31, 2007, we had $8.0 million invested in auction rate securities. During the first quarter of 2008, we made substantial additional investments in auction rate securities. Since mid-February 2008, regularly scheduled auctions for these securities started to fail throughout the market at a significant rate. At that time, we had $181.9 million invested in auction rate securities. Since then, we have been successful in liquidating at par value a significant portion of our investment in auction rate securities. At September 30, 2008, we had investments in auction rate securities of $108.6 million which are reflected at fair value after recognition of a $2.7 million pretax impairment charge in the first quarter of 2008 which was deemed to be other-than-temporary, thereby resulting in a charge to the Consolidated Condensed Statement of Income. These investments are classified as “available-for-sale,” with $8.3 million classified as short-term investments and $100.3 million classified as long-term investments. Our investment policy is to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. The current overall liquidity concerns in capital markets have affected our ability to liquidate many of our investments in auction rate securities. Based on our ability to access our cash equivalent investments, our anticipated operating cash flows, and our available Revolving Facility and our Supplemental Facility discussed above, we do not expect that the short-term lack of liquidity of our auction rate security investments will materially affect our overall liquidity position or our ability to execute our current business plan.

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

Changes in Internal Controls Over Financial Reporting

Except as it relates to the merger with Tutor-Saliba on September 8, 2008, there was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In making our assessment of changes in internal control over financial reporting as of September 30, 2008, we have excluded the impact of the merger with Tutor-Saliba because this company was acquired in a merger on September 8, 2008. The assets and revenues of Tutor-Saliba included in our financial statements as of and for the one month ended September 30, 2008 represent approximately 18% and 3%, respectively, of our consolidated assets and revenues as of and for the nine months ended September 30, 2008. As part of our integration of Tutor-Saliba, we are in the process of incorporating our controls and procedures into the operations of Tutor-Saliba.

In connection with Rule 13a-15(b) under the Securities Exchange Act of 1934, we will continue to review and assess the adequacy of our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II. - Other Information

Item 1. Legal Proceedings

Gaylord Hotel and Convention Center

In 2005, Gaylord National, LLC (“Gaylord”), as Owner, and Perini Building Company, Inc. (“PBC”) /Tompkins Builders, Joint Venture (“PTJV”), as Construction Manager, entered into a contract (“Contract”) to construct the Gaylord National Resort and Convention Center (“Project”) in Maryland. PBC is the managing partner of the joint venture. The Project included 2000 hotel rooms, a spa, swimming pool, restaurants, a convention center and other meeting space, surface and structural parking, site work, a central utility plant and various other elements.

PTJV has requested that Gaylord pay the amounts that PTJV asserts are due pursuant to the Project Contract. On September 10, 2008, the Owner informed PTJV, inter alia, that it disputes payment of such amounts and set forth certain claims against PTJV.

On September 18, 2008, PTJV filed suit for $80 million against Gaylord and a petition for a lien in the Circuit Court for Prince George’s County Maryland. PTJV will vigorously prosecute this action to obtain all of the compensation to which it is entitled. On October 10, 2008, Gaylord filed a separate suit in the same court against PTJV seeking approximately $65 million in damages. PTJV denies liability to Gaylord and will vigorously defend itself against Gaylord’s action.

The Project currently is in a close out process with subcontractors. Some subcontractors have filed suits and lien petitions or have given notice of intent to claim a lien. PTJV is currently a party to several of those suits. Generally, the subcontractors seek payment from PTJV and Gaylord for sums which Gaylord has failed to pay PTJV. In addition, in the case of Banker Steel v. Gaylord LLC,& Perini/Tompkins, JV, which was also filed in the Circuit Court for Prince George’s County, Maryland, PTJV alleges that Banker Steel owes PTJV approximately $3.8 million.

PTJV and Gaylord met for settlement discussions on September 19, 2008 and October 22, 2008 and active settlement discussions are ongoing. Management has made an estimate of the total anticipated recovery on this project and it is included in revenues recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from this estimate, the impact of the change will be reflected in the financial statements at that time.

Isham and Rollman Securities Litigation Matters

Two putative class actions have been filed in the U.S. District Court for the District of Massachusetts on behalf of individuals who purchased Perini stock between November 2, 2006 and January 17, 2008, alleging securities fraud violations against Perini and company executives Ronald N. Tutor, Robert Band, Michael E. Ciskey and Kenneth R. Burk (collectively, the “Isham/Rollman Individual Defendants”). The first lawsuit was filed on August 18, 2008, by an individual named William B. Isham. On September 11, 2008, an individual named Marion Rollman filed the second lawsuit.

In both cases, the plaintiffs claim that Perini and the Isham/Rollman Individual Defendants violated sections 10(b) and 20(a) of the 1934 Exchange Act, as well as the SEC's Rule 10b-5. The complaints allege generally that the defendants purportedly made material misrepresentations or omissions in press releases and SEC filings regarding the future prospects for Las Vegas construction projects. The plaintiffs claim that the alleged misrepresentations or omissions had the effect of artificially inflating the value of Perini's stock. Plaintiffs further allege that stock sales by the Isham/Rollman Individual Defendants prior to disclosures related to the developer of one of the Las Vegas projects support the claims that the defendants misrepresented or omitted material facts regarding the future prospects of these projects. Plaintiffs seek certification of the matter as a class action, and damages allegedly incurred by Perini shareholders who had purchased stock during the putative class period. Scheduling orders have not yet been entered in these cases.

Part II. - Other Information (continued)

Adams Derivative Lawsuit

On October 7, 2008, an individual named Kathy Adams, allegedly derivatively on behalf of Perini Corporation, filed a suit in Middlesex County, Massachusetts, Superior Court (Adams v. Tutor, et al., (Massachusetts Superior Court, Middlesex County, No. 08-3740)), against defendants Ronald N. Tutor, Willard W. Brittain, Jr., Michael Klein, Robert A. Kennedy, Raymond R. Oneglia, Robert L. Miller, Peter Arkley, Robert Band and C.L. Max Nikias, (collectively, the “Adams Individual Defendants”) as well as Perini itself as a nominal defendant. Adams did not make a demand on the Board of Directors before filing this derivative lawsuit.

The Complaint alleges that the Adams Individual Defendants concealed the business prospects of certain of Perini's Las Vegas construction contracts, and that their sales of Perini stock in advance of the alleged corrective disclosure amounted to insider trading. Plaintiff alleges that the Adams Individual Defendants breached their fiduciary obligations, and that Perini has been damaged as a result. In addition to these allegations, the Complaint also alleges that the members of the Board of Directors are conflicted due to their alleged substantial likelihood of liability for the derivative claims, and that they lack sufficient independence with which to render a decision as to whether the Company should pursue the derivative claims, such that demand would have been a futile act.

The Complaint alleges six counts against the Adams Individual Defendants: (i) breach of fiduciary duty for failing to disclose the true business prospects of the Las Vegas construction contracts; (ii) abuse of control; (iii) gross mismanagement; (iv) waste of corporate assets; (v) unjust enrichment; and (vi) insider selling. On behalf of the Company, the plaintiff seeks money damages, injunctive relief, restitution and disgorgement of profits. The plaintiff also seeks attorneys fees, costs and expenses. To date, there has been no activity in this case subsequent to the filing of the Complaint.

The Company believes that it has meritorious defenses to each of the two shareholder litigation matters described immediately above and intends to defend against them vigorously. However, the Company cannot predict the timing or outcome of these cases, or the possible effect on the Company’s financial results.

Item 1A. Risk Factors

Information regarding risk factors affecting our business is discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, and our Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008. Based on the completion of the merger with Tutor-Saliba, we have included the following additional risk factors:

In connection with the merger, we have recorded goodwill that could become impaired and adversely affect our operating results.

Under accounting principles generally accepted in the United States, the Company’s merger with Tutor-Saliba has been accounted for under the purchase method of accounting as a purchase by Perini of Tutor-Saliba. Under the purchase method of accounting, the total implied purchase price paid by Perini in the merger has been allocated to Tutor-Saliba’s tangible assets and liabilities and identifiable intangible assets based on their estimated fair values as of the date of completion of the merger. The excess of the purchase price over those estimated fair values has been recorded as goodwill. The unaudited Consolidated Condensed Financial Statements contained in this Form 10-Q reflect an estimate of goodwill resulting from the merger of $711.9 million. As a result of the merger, total goodwill of $739.2 million represents 22% of the total assets of $3.4 billion. See Note 3, “Merger with Tutor Saliba” of Notes to Consolidated Condensed Financial Statements for a discussion of our current estimated fair value of the assets acquired and the liabilities assumed as of the date of completion of the merger, including goodwill. To the extent the value of goodwill or intangibles becomes impaired, the Company will be required to incur a non-cash charge to the Statement of Income relating to such impairment.

Part II. - Other Information (continued)

We assumed all of the risks associated with businesses that were previously structured as joint ventures between Perini and Tutor-Saliba, including risks related to pending material litigation.

As of September 30, 2008, Tutor-Saliba was our partner in a total of 5 joint ventures for projects with a backlog of $48.1 million. As a result of the merger, we own 100% of these projects. The result is that we have a greater share of both the potential benefits and the potential risks of such projects and no longer enjoy the benefit of reduced financial and operational risks that accompany joint ventures with third parties. One of the joint ventures we assumed is involved in litigation with the Los Angeles County Metropolitan Transportation Authority, or LAMTA, regarding work done on various tunnel and station projects in the 1990s, as discussed in Note 6(a) of Notes to Consolidated Condensed Financial Statements.

Our growth prospects and future earnings may be adversely affected, and the anticipated benefits of the merger may not be fully realized, if we are unable to retain the services of Mr. Tutor.

A substantial benefit of the merger is the continued service of Mr. Tutor as the full-time chairman and chief executive officer of the combined company. Losing Mr. Tutor’s services could adversely affect our business until a suitable replacement could be found. In addition, a loss of Mr. Tutor’s services in the near term is likely to have a negative impact on our ability to fully realize the anticipated benefits of the merger. Replacing Mr. Tutor quickly with an executive of equal experience and capabilities would likely be difficult. Although Mr. Tutor is bound by an employment agreement, and his significant ownership interest in our Company is likely to provide him with a substantial economic incentive to remain employed, Mr. Tutor does have a contractual right to resign. In addition, we could lose the services of Mr. Tutor if he were to become disabled or otherwise physically unable to continue to work. Thus, despite the employment agreement, Mr. Tutor’s continued employment with Perini cannot be assured.

Any reduction in financing for, or changes in regulation of, the hospitality and gaming industry, particularly in Las Vegas, Nevada, that reduces the number of large construction projects available to us could adversely affect our future financial results and growth prospects.

A significant portion of both Perini’s and Tutor-Saliba’s revenues for the nine months ended September 30, 2008 was derived from construction projects in the hospitality and gaming industry in Las Vegas, Nevada. Any decline in this market or in the growth of this industry could materially and adversely affect our future financial results and growth prospects.

A significant portion of our operations are concentrated in California and Nevada, and any adverse change to the economy or business environment in California or Nevada could adversely affect our future earnings and growth prospects.

As a result of the merger, a significant portion of our operations are concentrated in California and Nevada. As a result, we are susceptible to fluctuations caused by adverse economic or other conditions in this region, including as a result of natural or other disasters. If either of these states were to experience an economic slowdown or recession, private developers might curtail building construction activities as vacancies increase and state and local governments might reduce spending on building and civil projects due to revenue shortfalls. Thus, a stagnant or depressed economy in California or Nevada could adversely affect our business, results of operations and financial condition both immediately and over a number of years after any recovery in those markets.

Part II. - Other Information (continued)

An economic slowdown or an uncertain economic outlook may have a particularly adverse affect on consumer spending in the hospitality and gaming industry, as that spending is discretionary and may decline during or in anticipation of economic downturns, when consumers have or expect to have less disposable income. We expect to derive a significant portion of our revenues from the construction, expansion and renovation of hospitality and gaming facilities in Las Vegas, Nevada, so that any actual or anticipated economic slowdown that result in the cancellation or delay of projects in Las Vegas, Nevada could adversely affect our business, results of operations and financial condition.

If Black Construction’s opportunity to win significant business from the expansion of the United States military’s operations on the island of Guam does not develop as anticipated, the growth prospects, revenues and earnings of the combined company could be adversely affected.

A significant portion of the future revenues and growth prospects of Black Construction, a subsidiary of Tutor-Saliba, over the next several years is expected to involve the construction of facilities for the expansion of the United States military’s base on the island of Guam. This construction is dependent upon the continued implementation of the United States military’s announced plan to relocate 8,000 Marines and other military personnel from Okinawa, Japan to the island of Guam by 2014. The continued implementation of the United States military’s plan, and the amount of work that Black Construction wins and performs in connection with the expansion of the United States military’s base on the island of Guam, depends upon a number of factors, including:

•	competition from other construction companies operating on the island of Guam;
•	the political environment in the United States and Japan;
•	the financial and other terms agreed upon between the United States and Japan with respect to the relocation;
•

the United States military’s and the Japanese government’s availability of funds for the continued funding of the expansion and relocation in light of funding demands for other national priorities and commitments;

•	political, military and terrorist activities that affect the United States foreign policy;
•

the ability of the combined company to invest sufficiently, and on favorable terms, in expanding Black Construction’s capabilities on the island of Guam, including hiring and relocating necessary personnel, acquiring land (including for warehousing and barracks) and acquiring and relocating equipment; and

•	economic, political and other risks relating to business outside of the United States (despite the fact that the island of Guam is a United States territory).

Any of these factors could result in a delay or cancellation of some or all of the anticipated work on the island of Guam, which would have an adverse effect on our growth prospects, future revenues and future earnings of the combined company.

A decrease in government funding of infrastructure and other public projects could reduce the revenues of the combined company.

Approximately 7% (or $617.6 million) of our backlog as of September 30, 2008, is derived from construction projects involving civil construction contracts. Civil construction markets are dependent on the amount of infrastructure work funded by various governmental agencies which, in turn, depends on the condition of the existing infrastructure, the need for new or expanded infrastructure and federal, state or local government spending levels. A slowdown in economic activity in any of the markets that the

Part II. - Other Information (continued)

combined company will serve may result in less spending on public works projects. In addition, a decrease or delay in government funding of infrastructure projects or delays in the implementation of voter-approved bond measures could decrease the number of civil construction projects available and limit our ability to obtain new contracts, which could reduce revenues within the civil construction segment of the combined company. In addition, budget shortfalls in California and other states in which Perini and Tutor-Saliba are involved in significant infrastructure projects and any long-term impairment in the ability of state and local governments to finance construction projects by raising capital in the municipal bond market could curtail or delay the funding of future projects.

Perini’s building construction segment also is involved in significant construction projects for public healthcare facilities, primarily in California, and public education facilities, primarily in Florida and California. These projects also are dependent upon funding by various federal, state and local governmental agencies. A decrease in government funding of public healthcare and education facilities, particularly in California and Florida, could decrease the number and/or size of construction projects available and limit our ability to obtain new contracts in these markets, which could further reduce the revenues and earnings of the combined company.

As a result of the merger, we have added several new lines of businesses recently acquired by Tutor-Saliba. These acquisitions expose us to additional risks that, if realized, could adversely affect our future financial performance and operations.

In 2007 and 2008, Tutor-Saliba acquired two businesses—Powerco Electric Corp., an electrical construction subcontractor, and Desert Plumbing & Heating Co., Inc., a plumbing and mechanical (including HVAC) subcontractor—and certain material mining contracts and material stockpiles in Nevada (which are referred to as the aggregates business). Although Tutor-Saliba has some experience managing and operating these types of businesses, we do not have any experience in these lines of business. Such new lines of business involve additional risks, such as those associated with entry into new markets, new operating activities, risks associated with integrating the operations of the acquired business into existing operations, managerial challenges and risks associated with marketing and delivering the goods and services provided by these new businesses.

There is no assurance that these new businesses will be operated successfully, will be integrated into our operations or will produce the financial and operating benefits that Tutor-Saliba expected, in making these acquisitions, or that we anticipated in negotiating the terms of the merger and valuing Tutor-Saliba. If the acquired businesses do not perform as expected, or if they are not successfully integrated and managed, the financial performance of our business may be adversely affected.

We intend to continue to pursue acquisition opportunities, which may be difficult to integrate into our business.

We intend to continue to pursue acquisitions as part of our growth strategy. The process of managing and integrating new acquisitions into our Company may result in unforeseen operating difficulties and may require significant financial, operational and managerial resources that would otherwise be available for the operation, development and expansion of our existing business. To the extent that we misjudge our ability to integrate and properly manage acquisitions, we may have difficulty achieving our operating, strategic and financial objectives.

Acquisitions also may involve a number of special financial, business and operational risks, such as:

•	difficulties in integrating diverse corporate cultures and management styles;
•	additional or conflicting government regulation;
•	disparate company policies and practices;
•	client relationship issues;

Part II. - Other Information (continued)

•	diversion of our management’s time, attention and resources;
•	decreased utilization during the integration process;
•	loss of key existing or acquired personnel;
•	increased costs to improve or coordinate managerial, operational, financial and administrative systems;
•	dilutive issuances of equity securities, including convertible debt securities to finance acquisitions;
•	the assumption of legal liabilities;
•	amortization of acquired intangible assets; and
•	potential write-offs relating to the impairment of goodwill.

In addition to the integration challenges mentioned above, acquisitions of non-U.S. companies offer distinct integration challenges relating to non-U.S. GAAP financial reporting, foreign laws and governmental regulations, including tax and employee benefit laws, and other factors relating to operating in countries other than the United States, which are discussed above in the discussion regarding the difficulties we may face operating outside of the United States.

If Tutor-Saliba is unable to sustain its recent significant rate of growth, the growth prospects and future results of the combined company are likely to be adversely affected.

Over the past two years, Tutor-Saliba has undergone substantial revenue and earnings growth. This growth has come from a combination of organic growth and the effects of recent acquisitions. These acquisitions also are expected to contribute significantly to the future performance and growth prospects of the Tutor-Saliba business. Because this growth has not occurred over a sustained period of time, and because it is expected to be partially dependent upon the performance of recent acquisitions, there is no assurance that Tutor-Saliba will be able to continue this rapid pace of growth in the future. Such growth also could be negatively affected by many factors, including future construction industry and capital market conditions, the effects of integration with the Perini business or failures to integrate and successfully manage recent acquisitions (as discussed in the risk factor “As a result of the merger, we have added several new lines of businesses recently acquired by Tutor-Saliba. ”). These acquisitions expose us to additional risks that, if realized, could adversely affect our future financial performance and operations. If, following the merger, Tutor-Saliba’s growth rate slows, or if it fails to grow at the pace anticipated by Perini, our growth prospects and future results are likely to be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 8, 2008, in connection with the closing of the merger contemplated by the Agreement and Plan of Merger dated as of April 2, 2008 and amended as of May 28, 2008, by and among the Company, Trifecta Acquisition LLC, a California limited liability company and wholly owned subsidiary of the Company, Tutor-Saliba, Ronald N. Tutor and the shareholders of Tutor-Saliba, and as consideration for the merger, the Company issued 22,987,293 shares of its common stock to the shareholders of Tutor-Saliba immediately prior to the effective time of the merger. In issuing these shares, the Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Part II. - Other Information (continued)

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Meeting of Stockholders was held on September 5, 2008.

(b)	Not applicable.

(c)	Results of voting at the 2008 Annual Meeting of Stockholders were as follows:

(1)

A proposal to approve the issuance of 22,987,293 shares of Perini common stock in the merger contemplated by the Agreement and Plan of Merger, dated as of April 2, 2008, by and among Perini, Trifecta Acquisition LLC, Tutor-Saliba Corporation, a California corporation (“Tutor-Saliba”), Ronald N. Tutor and shareholders of Tutor-Saliba was approved by the holders of common stock with the following vote:

For	19,700,275
Against	2,403,189
Abstain	51,879
Broker Non Votes	2,457,257

(2)

A proposal to amend the Company’s amended and restated articles of organization to increase the number of authorized shares of Perini common stock from 40 million to 75 million shares was approved by the holders of common stock with the following vote:

For	19,546,830
Against	2,551,496
Abstain	57,017
Broker Non Votes	2,457,257

(3)

Each of the following persons was elected by the holders of common stock as a Class III Director to hold office for a three-year term expiring 2011 and until their successors are duly elected and qualified:

	Number of Votes
Class III Director	For	Authority Withheld
Marilyn A. Alexander	24,155,845	456,755
Peter Arkley	24,039,827	572,773
Raymond R. Oneglia	24,040,130	572,470
Donald D. Snyder	24,080,115	532,485

(4)

A proposal to amend the Company’s 2004 Stock Option and Incentive Plan to increase the number of shares authorized for issuance under the plan from 3 million to 5.5 million was approved by the holders of common stock with the following vote:

For	15,462,968
Against	6,634,795
Abstain	57,580
Broker Non Votes	2,457,257

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

Exhibit 2.2

Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 28, 2008, by and among Perini Corporation, Trifecta Acquisition LLC, Tutor-Saliba Corporation, Ronald N. Tutor and shareholders of Tutor-Saliba Corporation signatory thereto (incorporated by reference to Exhibit 2.2 to Form 10-Q filed on August 8, 2008).

Exhibit 3.1	Restated Articles of Organization (incorporated by reference to Exhibit 4 to Form S-2 (File No. 33-28401) filed on April 28, 1989).

Exhibit 3.2	Articles of Amendment to the Restated Articles of Organization of the Perini Corporation (incorporated by reference to Exhibit 3.2 to Form S-1 (File No. 333-111338) filed on December 19, 2003).

Exhibit 3.3	Articles of Amendment to the Articles of Organization of Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 12, 2000).

Exhibit 3.4	Amended and Restated By-laws of Perini Corporation (incorporated by reference to Exhibit 3.2 of Form 8-K (File No. 001-06314) filed on February 14, 1997).

Exhibit 3.5	Amendment No. 1 to the Amended and Restated By-laws of Perini Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed on April 12, 2000).

Exhibit 3.6	Articles of Amendment to the Articles of Organization of Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 11, 2008.)

Exhibit 3.7	Amendment to the Amended and Restated By-laws of Perini Corporation – filed herewith.

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

Part II. - Other Information (continued)

Exhibit 10.2

Third Amended and Restated Credit Agreement dated as of September 8, 2008 among Perini Corporation, the subsidiaries of Perini identified therein, and Bank of America, N.A. and the other lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 12, 2008).

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

Perini Corporation
Registrant

Date: November 7, 2008	/s/Kenneth R. Burk
Kenneth R. Burk, Senior Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer