Form 10-K
period 2008-12-31
PERINI CORP
filed 2009-02-27
CIK 77543

FORM 10-K

United States Securities and Exchange Commission	Commission File No. 1-6314

Washington, DC 20549

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934.

For the fiscal year ended December 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __________ to ____________.

Perini Corporation

(Exact name of registrant as specified in its charter)

Massachusetts (State of Incorporation)	04-1717070 (IRS Employer Identification No.)

73 Mt. Wayte Avenue, Framingham, Massachusetts (Address of principal executive offices)	01701 (Zip Code)

(508) 628-2000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $1.00 par value	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☒ No [	]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was $868,661,776 as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of Common Stock, $1.00 par value per share, outstanding at February 17, 2009 was 48,516,555.

Documents Incorporated by Reference

Portions of the definitive proxy statement relating to the registrant’s annual meeting of stockholders to be held on May 28, 2009 are incorporated by reference into Part III of this report.

PERINI CORPORATION
INDEX TO ANNUAL REPORT
ON FORM 10-K

		PAGE

PART I

Item 1:	Business	2 – 13

Item 1A:	Risk Factors	13 – 24

Item 1B:	Unresolved Staff Comments	24

Item 2:	Properties	25

Item 3:	Legal Proceedings	26 – 31

Item 4:	Submission of Matters to a Vote of Security Holders	31

PART II

Item 5:	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	33 – 34

Item 6:	Selected Financial Data	35 – 36

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37 – 53

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk	53

Item 8:	Financial Statements and Supplementary Data	54

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	54

Item 9A:	Controls and Procedures	54 – 57

Item 9B:	Other Information	57

PART III

Item 10:	Directors, Executive Officers and Corporate Governance	58

Item 11:	Executive Compensation	58

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	58

Item 13:	Certain Relationships and Related Transactions, and Director Independence	58

Item 14:	Principal Accounting Fees and Services	58

PART IV

Item 15:	Exhibits and Financial Statement Schedules	59

Signatures		60

PART I.

Forward-looking Statements

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the current global financial crisis and significant deterioration in global economic conditions, which may cause or accelerate a number of other factors listed below; our ability to convert backlog into revenue; our ability to successfully and timely complete construction projects; the potential delay, suspension, termination, or reduction in scope of a construction project; the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules; the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings; the availability of borrowed funds on terms acceptable to us; the ability to retain certain members of management; the ability to obtain surety bonds to secure our performance under certain construction contracts; possible labor disputes or work stoppages within the construction industry; changes in federal and state appropriations for infrastructure projects; possible changes or developments in international or domestic political, social, economic, business, industry, market and regulatory conditions or circumstances; and actions taken or not taken by third parties, including our customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials; the ability to realize the expected synergies resulting from the merger with Tutor-Saliba Corporation in the amounts and in the timeframe anticipated; and the ability to integrate Tutor-Saliba’s businesses into those of Perini in a timely and cost-efficient manner. Also see “Item 1A. Risk Factors” on pages 13 through 24. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ITEM 1.	BUSINESS

General

Perini Corporation and its subsidiaries (or “Perini,” “Company,” “we,” “us,” and “our,” unless the context indicates otherwise) is a leading construction services company, based on revenues, as ranked by Engineering News-Record, or ENR, offering diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world. We have provided construction services since 1894 and have established a strong reputation within our markets by executing large, complex projects on time and within budget while adhering to strict quality control measures. We offer general contracting, pre-construction planning and comprehensive project management services, including the planning and scheduling of the manpower, equipment, materials and subcontractors required for a project. We also offer self-performed construction services including site work, concrete forming and placement, steel erection, electrical and mechanical, plumbing and HVAC. During 2008, we performed work on approximately 225 construction projects for over 130 federal, state and local government agencies or authorities and private customers. Our headquarters is in Framingham, Massachusetts, and we have nineteen other principal office locations throughout the United States and certain U.S. territories. Our common stock is listed on the New York Stock Exchange under the symbol “PCR”.

Our business is conducted through three basic segments: building, civil, and management services. Our building segment, comprised of Perini Building Company, the building operations of Tutor-Saliba Corporation (see “Merger With Tutor-Saliba Corporation” below), or “Tutor-Saliba,” James A. Cummings, Inc., or “Cummings,” and Rudolph and Sletten, Inc., focuses on large, complex projects in the hospitality and gaming, healthcare, municipal offices, sports and entertainment, education, transportation, corrections, biotech, pharmaceutical and high-tech markets, and electrical and mechanical, plumbing and HVAC services as a subcontractor to the Company and other general contractors. Our civil segment is comprised of Perini Civil Construction, the civil operations of Tutor-Saliba and Cherry Hill Construction, Inc., or “Cherry Hill,” and focuses on public works construction primarily in the western, northeastern and mid-Atlantic United States, including the repair, replacement and reconstruction of the public infrastructure such as highways, bridges, mass transit systems and wastewater treatment facilities. Our management services segment, including the recently merged Tutor-Saliba operation in Guam, provides diversified construction and design-build services to the U.S. military and government agencies as well as surety companies and multi-national corporations in the United States and overseas.

Merger With Tutor-Saliba Corporation

On September 8, 2008, we completed the merger with Tutor-Saliba pursuant to an agreement and plan of merger between the Company, Tutor-Saliba, Ronald N. Tutor and other shareholders of Tutor-Saliba. In connection with the merger, we issued 22,987,293 shares of our common stock to the shareholders of Tutor-Saliba in exchange for 100% of the outstanding capital stock of Tutor-Saliba. As a result of the merger, the financial interests in construction joint ventures held individually by Perini and Tutor-Saliba prior to the merger are now owned 100% by us. In addition, Mr. Tutor’s management responsibilities are no longer divided between Perini and Tutor-Saliba as he serves as our Chairman and Chief Executive Officer after the merger.

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

We merged with Tutor-Saliba because we believe it is a strong strategic fit, providing us with enhanced opportunities for growth not available to us on a stand-alone basis through increased size, scale and management capabilities, complementary assets and expertise, particularly Tutor-Saliba’s expertise in civil projects, immediate access to multiple geographic regions, and increased ability to compete for larger numbers of projects particularly in the civil construction segment due to an increased bonding capacity. The merger enabled Mr. Tutor to focus his management efforts entirely on the growth and development of the Company.

Our operating results for the year ended December 31, 2008 include the operating results of Tutor-Saliba from the date of acquisition. See Note 2 of Notes to Consolidated Financial Statements for additional information.

Business Segment Overview

Building Segment

Our building segment has significant experience providing services to a number of specialized building markets, including the hospitality and gaming, healthcare, municipal offices, sports and entertainment, education, transportation, corrections, biotech, pharmaceutical and high-tech markets, electrical and mechanical, plumbing and HVAC services. We believe our success within the building segment results from our proven ability to manage and perform large, complex projects with aggressive fast-track schedules, elaborate designs and advanced mechanical, electrical and life safety systems while providing accurate budgeting and strict quality control. Although price is a key competitive factor, we believe our strong reputation, long-standing customer relationships and significant level of repeat and referral business have enabled us to achieve our leading position.

We are a recognized leader in the hospitality and gaming market, specializing in the construction of high-end destination resorts and casinos and Native American developments. We work with hotel operators, Native American tribal councils, developers and architectural firms to provide diversified construction services to meet the challenges of new construction and renovation of hotel and resort properties. We believe that our reputation for completing projects on time is a significant competitive advantage in this market, as any delay in project completion may result in significant loss of revenues for the customer. In its 2008 rankings based on revenue, ENR ranked us as the nation’s 3rd largest contractor in the overall general building market, the largest builder in the hotel, motel and convention center market, the 10th largest builder in the healthcare market, the 14th largest builder in the education market, and one of the top 25 largest builders in the commercial offices, entertainment and manufacturing markets. In addition, Tutor-Saliba, our subsidiary, ranked as the 22nd largest contractor in the general building market.

As a result of our reputation and track record, we have been awarded and are currently working on contracts for several marquee projects in the hospitality and gaming market in Las Vegas, including Project CityCenter for MGM MIRAGE, The Cosmopolitan Resort and Casino, the Wynn Encore Hotel and the Planet Hollywood Tower. We also have completed work on several other marquee projects in the hospitality and gaming market, including Paris Las Vegas, Mohegan Sun and the MGM Grand at Foxwoods resort expansion, both in Connecticut, the Morongo Casino Resort and Spa and the Pechanga Resort and Casino, both in California, the Seminole Hard Rock Hotels and Casinos in Florida, the Red Rock Casino Resort Spa, the Augustus Tower at Caesars Palace, the Trump International Hotel and Tower, all in Las Vegas, and the Gaylord National Resort and Convention Center in the Washington, DC area. In other end markets, we have constructed large, complex projects such as the Airport Parking Garage and Rental Car Facility in Ft. Lauderdale, FL; the Palm Beach International Airport Parking Garage in West Palm Beach, FL; the San Francisco International Airport reconstruction; the Florida International University Health and Life Sciences Building in Miami, FL; the Glendale Arena in Glendale, AZ; the Stanford University Cancer Center in Stanford, CA; the Johnson & Johnson Pharmaceutical R&D Expansion in La Jolla, CA; and the Kaiser Hospital and Medical Office Building in Santa Clara, CA.

In January 2003, the acquisition of Cummings expanded our presence in the southeastern region of the United States. Cummings specializes in the construction of schools, municipal buildings and commercial developments. In October 2005, we acquired Rudolph and Sletten, an established building contractor and construction management company based in Redwood City, California, to expand our presence on the west coast of the United States. Rudolph and Sletten specializes in the construction of corporate campuses and healthcare, gaming, biotech, pharmaceutical and high-tech projects. In September 2008, we merged with Tutor-Saliba to further expand our presence in the western United States. Tutor-Saliba is an established building contractor specializing in the construction of hospitality and gaming projects, as well as both private and public works building projects, including transportation, healthcare, education and office building projects, primarily in Nevada and California.

Civil Segment

Our civil segment specializes in public works construction and the repair, replacement and reconstruction of infrastructure, primarily in the western, northeastern and mid-Atlantic United States. Our civil contracting services include construction and rehabilitation of highways, bridges, mass transit systems and wastewater treatment facilities. Our customers primarily award contracts through one of two methods: the traditional public "competitive bid" method, in which price is the major determining factor, or through a request for proposals where contracts are awarded based on a combination of technical capability and price. Traditionally, our customers require each contractor to pre-qualify for construction business by meeting criteria that include technical capabilities and financial strength. We believe that our financial strength and outstanding record of performance on challenging civil works projects enables us to pre-qualify for projects in situations where smaller, less diversified contractors are unable to meet the qualification requirements. We believe this is a competitive advantage that makes us an attractive partner on the largest infrastructure projects and prestigious DBOM (design-build-operate-maintain) contracts, which combine the nation's top contractors with engineering firms, equipment manufacturers and project development consultants in a competitive bid selection process to execute highly sophisticated public works projects.

We believe the civil segment provides significant opportunities for growth. The U.S. government recently approved a multi-billion dollar economic stimulus package in 2009 which includes significant funding for civil construction, public healthcare and public education projects over the next several years. We have been active in civil construction since 1894 and believe we have developed a particular expertise in large, complex civil construction projects. ENR's 2008 rankings based on revenue place us as the 20th largest builder in the United States in the bridge construction market. We have completed or are currently working on some of the most significant civil construction projects in the northeastern United States. We have completed work on multiple portions of the Boston Central Artery/Tunnel project; New Jersey Light Rail Transit; the Richmond/San Rafael Bridge retrofit in California; the Alameda Corridor project in Southern California; rehabilitations of the Triborough, Williamsburg and Whitestone bridges in New York City and the Passaic River Bridge in New Jersey; Jamaica Station transportation center in New York; and sections of both the Brooklyn-Queens Expressway and the Long Island Expressway. We are currently working on rehabilitations of the Tappan Zee Bridge in Westchester County, New York, and the Route 9 bridge replacement in Peekskill, New York, along with work on the Harold Structures mass transit project in Queens, New York, and the construction of express toll lanes along I-95 in Maryland.

In January 2005, we acquired Cherry Hill to expand our presence in the mid-Atlantic and southeastern regions of the United States. Cherry Hill specializes in excavation, foundations, paving and construction of civil infrastructure. With the merger with Tutor-Saliba in September 2008, we significantly expanded our civil construction presence. Tutor-Saliba is an established civil construction contractor specializing in mass transit, airport and bridge projects in California.

Management Services Segment

Our management services segment provides diversified construction and design-build services to the U.S. military and government agencies as well as surety companies and multi-national corporations in the United States and overseas. We believe customers choose our services based on our ability to plan and execute rapid response assignments and multi-year contracts through our diversified construction and design-build abilities. In addition, we believe we have demonstrated consistently superior performance on competitively bid or negotiated multi-year, multi-trade, task order and ID/IQ (Indefinite Delivery/Indefinite Quantity) construction programs. We have been chosen by the federal government for significant projects related to defense and reconstruction projects in Iraq and Afghanistan. For example, we are currently working on several overhead coverage protection projects throughout Iraq. In addition, we completed work on the design and construction of four military bases in Afghanistan for the Afghan National Army.

We believe we are well positioned to capture additional management services projects that involve long-term contracts and provide a recurring source of revenues as the level of government expenditures for defense and homeland security has increased in response to the global threat of terrorism. For example, we have completed all work on a multi-year contract with the U.S. Department of State, Office of Overseas Buildings Operations, to perform design-build security upgrades at 27 U.S. embassies and consulates throughout the world. In addition, our proven abilities with federal government projects have enabled us to win contracts from private defense contractors who are executing projects for the federal government. For example, we have completed design and construction contracts with Raytheon Integrated Defense Systems for upgrades to radar facilities at Beale Air Force Base in California, the Cobra Dane Facility on Shemya Island, Alaska, and at a Royal Air Force facility in Fylingdales, England to meet the requirements of a new early warning radar system. Black Construction, one of our subsidiaries, is expected to generate a significant portion of its future revenues from the construction of facilities for the expansion of the United States military’s presence on the island of Guam.

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

Markets and Customers

Our construction services are targeted toward end markets that are diversified across project types, client characteristics and geographic locations. Revenues by business segment for each of the three years in the period ended December 31, 2008 are set forth below:

	Revenues by Segment
	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Building	$5,146,563	$ 4,248,814	$ 2,515,051
Civil	310,722	234,778	281,137
Management Services	203,001	144,766	246,651
Total	$5,660,286	$ 4,628,358	$ 3,042,839

Revenues by end market for the building segment for each of the three years in the period ended December 31, 2008 are set forth below:

	Building Segment Revenues by End Market
	2008	2007	2006
	(in thousands)
Hospitality and Gaming	$ 3,714,822	$ 2,830,506	$ 1,383,092
Healthcare Facilities	619,959	574,175	500,387
Office Buildings	298,914	250,949	34,790
Education Facilities	215,472	291,491	163,145
Condominiums	97,580	57,667	141,182
Industrial Buildings	55,251	138,670	195,120
Transportation Facilities	51,175	33,109	14,747
Sports and Entertainment	26,136	5,671	13,916
Other	67,254	66,576	68,672
Total	$ 5,146,563	$ 4,248,814	$ 2,515,051

Revenues by end market for the civil segment for each of the three years in the period ended December 31, 2008 are set forth below:

	Civil Segment Revenues by End Market
	2008	2007	2006
	(in thousands)
Bridges	$ 110,201	$ 67,687	$ 78,603
Highways	103,968	116,129	97,555
Wastewater Treatment and Other	57,263	29,983	34,822
Mass Transit	30,812	6,171	29,363
Sitework	8,478	14,808	40,794
Total	$ 310,722	$ 234,778	$ 281,137

Revenues by end market for the management services segment for each of the three years in the period ended December 31, 2008 are set forth below:

	Management Services Segment
	Revenues by End Market
	2008	2007	2006
	(in thousands)
U.S. Government Services	$ 183,757	$ 131,369	$ 155,468
Surety and Other	19,244	11,986	17,875
Power Facilities Maintenance	-	1,411	73,308
Total	$ 203,001	$ 144,766	$ 246,651

We provide our services to a broad range of private and public customers. The allocation of our revenues by client source for each of the three years in the period ended December 31, 2008 are set forth below:

	Revenues by Client Source
	Year Ended December 31,
	2008	2007	2006

Private Owners	85%	86%	82%
State and Local Governments	12	11	13
Federal Governmental Agencies	3	3	5
	100%	100%	100%

Private Owners. We derived approximately 85% of our revenues from private customers during 2008. Our private customers include major hospitality and gaming resort owners, Native American sovereign nations, public corporations, private developers, healthcare companies and private universities. We provide services to our private customers primarily through negotiated contract arrangements, as opposed to competitive bids.

State and Local Governments. We derived approximately 12% of our revenues from state and local government customers during 2008. Our state and local government customers include state transportation departments, metropolitan authorities, cities, municipal agencies, school districts and public universities. We provide services to our state and local customers primarily pursuant to contracts awarded through competitive bidding processes. Our civil contracting services are concentrated in the northeastern, mid-Atlantic and western United States. Our building construction services for state and local government customers, which have included schools and dormitories, healthcare facilities, parking structures and municipal buildings, are in locations throughout the country.

Federal Governmental Agencies. We derived approximately 3% of our revenues from federal governmental agencies during 2008. These agencies have included the U.S. State Department, the U.S. Navy, the U.S. Army Corps of Engineers and the U.S. Air Force. We provide services to federal agencies primarily pursuant to contracts for specific or multi-year assignments that involve new construction or infrastructure improvements. A substantial portion of our revenues from federal agencies is derived from projects in overseas locations. We expect this to continue for the foreseeable future as a result of our expanding base of experience and relationships with federal agencies, together with an anticipated favorable expenditure trend for defense, security and reconstruction work due primarily to the ongoing threats of terrorism.

For additional information on customers and markets, please see Note 13 of Notes to Consolidated Financial Statements, entitled “Business Segments”.

Backlog

We include a construction project in our backlog at such time as a contract is awarded or a letter of commitment is obtained and adequate construction funding is in place. As a result, we believe the backlog figures are firm, subject only to the cancellation provisions contained in the various contracts. Historically, these provisions have not had a material adverse effect on us.

As of December 31, 2008, we had a construction backlog of $6.68 billion, compared to $7.57 billion at December 31, 2007. Backlog is summarized below by business segment as of December 31, 2008 and 2007:

	Backlog by Business Segment
	December 31,		December 31,
	2008		2007
	(dollars in thousands)
Building	$ 5,731,992	86%	$ 6,981,704	92%
Civil	528,005	8	457,838	6
Management Services	415,906	6	128,123	2
Total	$ 6,675,903	100%	$ 7,567,665	100%

We estimate that approximately $2.2 billion, or 33% of our backlog at December 31, 2008 will not be completed in 2009.

Backlog by end market for the building segment as of December 31, 2008 and 2007 is set forth below:

	Building Segment Backlog by End Market
	December 31,		December 31,
	2008		2007
	(dollars in thousands)
Hospitality and Gaming	$ 2,788,336	49%	$ 5,388,650	77%
Transportation Facilities	1,149,823	20	3,848	-
Healthcare Facilities	1,057,319	18	872,343	12
Education Facilities	249,251	4	186,257	3
Industrial Buildings	136,580	3	115,070	2
Condominiums	113,232	2	2,704	-
Office Buildings	106,942	2	324,950	5
Sports and Entertainment	51,150	1	72,757	1
Other	79,359	1	15,125	-
Total	$ 5,731,992	100%	$ 6,981,704	100%

Backlog by end market for the civil segment as of December 31, 2008 and 2007 is set forth below:

	Civil Segment Backlog by End Market
	December 31,		December 31,
	2008		2007
	(dollars in thousands)
Bridges	$ 149,596	29%	$ 115,050	25%
Highways	138,496	26	158,830	35
Mass Transit	123,821	23	141,583	31
Wastewater Treatment and Other	115,842	22	41,799	9
Sitework	250	-	576	-
Total	$ 528,005	100%	$ 457,838	100%

Backlog by end market for the management services segment as of December 31, 2008 and 2007 is set forth below:

	Management Services Segment Backlog by End Market
	December 31,		December 31,
	2008		2007
	(dollars in thousands)
U.S. Government Services	$ 385,450	93%	$ 119,168	93%
Surety and Other	30,456	7	8,955	7
Total	$ 415,906	100%	$ 128,123	100%

Competition

The construction industry is highly competitive and the markets in which we compete include numerous competitors, some of which have greater financial and other resources than we do. In certain end markets of the building segment, such as hospitality and gaming, we are one of the largest providers of construction services in the United States, but within other end markets of the building segment, and within the civil and management services segments, there are competitors with significantly greater capabilities and resources. In our building segment, we compete with a variety of national and regional contractors. In the west, our primary competitors are DPR, JE Dunn, Marnell Carrao, Turner, Taylor International Corp., Huntcor, McCarthy, Clark, Hensel Phelps and PCL. In the northeast, our primary competitors are Suffolk, Gilbane and Turner and in the southeast our primary competitors include Balfour Beatty Construction, James B. Pirtle and Skanska. In our civil segment, we compete principally with large civil construction firms that operate in the west, northeast and mid-Atlantic regions, including Slattery/Skanska, Granite Construction/Halmar, Tully, Schiavone, American Infrastructure, GAC Wagman and Kiewit. In our management services segment, we compete principally with national engineering and construction firms such as Fluor, Washington Division of URS, Kellogg Brown & Root, and CH2M Hill. Major competitors to Black Construction’s operations in Guam include Dick Pacific Construction, Watts Constructors and Leighton Contractors. We believe price, experience, reputation, responsiveness, customer relationships, project completion track record and quality of work are key factors in customers awarding contracts across our end markets.

Types of Contracts and The Contract Process

Type of Contracts

The general contracting and management services we provide consist of planning and scheduling the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms, plans and specifications contained in a construction contract. We provide these services by entering into traditional general contracting arrangements, such as guaranteed maximum price, cost plus fee and fixed price contracts and, to a lesser extent, construction management or design-build contracting arrangements. These contract types and the risks generally inherent therein are discussed below:

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

▪

Fixed price (FP) contracts, which include fixed unit price contracts, are generally used in competitively bid public civil construction projects and, to a lesser degree, building construction projects and generally commit the contractor to provide all of the resources required to complete a project for a fixed sum or at fixed unit prices. Usually FP contracts transfer more risk to the contractor but offer the opportunity, under favorable circumstances, for greater profits. FP contracts represent a significant portion of our publicly bid civil construction projects. We also perform publicly bid building construction projects and certain task order contracts for agencies of the U.S. government in our management services segment under FP contracts.

▪

Construction management (CM) contracts are those under which a contractor agrees to manage a project for the owner for an agreed-upon fee, which may be fixed or may vary based upon negotiated factors. CM contracts serve to minimize the contractor’s financial risk, but may also limit profit relative to the overall scope of a project.

▪	Design-build contracts are those under which a contractor provides both design and construction services for a customer. These contracts may be either fixed price contracts or cost plus fee contracts.

Historically, a high percentage of our contracts have been of the GMP and fixed price type. A summary of revenues and backlog by type of contract for each of the three years in the period ended December 31, 2008 follows:

	Revenues for the
	Year Ended December 31,
	2008	2007	2006

Cost Plus, GMP or CM	89%	90%	85%
FP	11	10	15
	100%	100%	100%

	Backlog as of
	December 31,
	2008	2007	2006

Cost Plus, GMP or CM	78%	92%	92%
FP	22	8	8
	100%	100%	100%

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

Our estimating process typically involves three phases. Initially, we perform a detailed review of the plans and specifications, summarize the various types of work involved and related estimated quantities, determine the project duration or schedule and highlight the unique aspects of and risks associated with the project. After the initial review, we decide whether to continue to pursue the project. If we elect to pursue the project, we perform the second phase of the estimating process which consists of estimating the cost and availability of labor, material, equipment, subcontractors and the project team required to complete the project on time and in accordance with the plans and specifications. The final phase consists of a detailed review of the estimate by management including, among other things, assumptions regarding cost, approach, means and methods, productivity and risk. After the final review of the cost estimate, management adds an amount for profit to arrive at the total bid amount.

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

Our contracts generally involve work durations in excess of one year. Revenue from our contracts in process is generally recorded under the percentage of completion contract accounting method. For a more detailed discussion of our policy in these areas, see Note 1(d) of Notes to Consolidated Financial Statements, entitled “Method of Accounting for Contracts.”

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

In addition, some environmental laws, such as the U.S. federal "Superfund" law and similar state statutes, can impose liability for the entire cost of cleanup of contaminated sites upon any of the current or former owners or operators or upon parties who sent wastes to these sites, regardless of who owned the site at the time of the release or the lawfulness of the original disposal activity. Contaminants have been detected at some of the sites that we own, or where we worked as a contractor in the past, and we have incurred costs for investigation or remediation of hazardous substances. We believe that our liability for these sites will not be material, either individually or in the aggregate, and have pollution liability insurance available for such matters. We believe that we have minimal exposure to environmental liability as a result of the activities of Perini Environmental Services, Inc., or Perini Environmental, a wholly owned subsidiary of Perini that was phased out during 1997. Perini Environmental provided hazardous waste engineering and construction services to both private clients and public agencies nationwide. Perini Environmental was responsible for compliance with applicable laws in connection with its activities; however, Perini and Perini Environmental generally carried insurance or received indemnification from customers to cover the risks associated with the remediation business.

We own real estate in seven states and in Guam and, as an owner, are subject to laws governing environmental responsibility and liability based on ownership. We are not aware of any significant environmental liability associated with our ownership of real estate.

Insurance and Bonding

All of our properties and equipment, both directly owned or owned through joint ventures with others, are covered by insurance and we believe that such insurance is adequate. In addition, we maintain general liability, excess liability and workers’ compensation insurance in amounts that we believe are consistent with our risk of loss and industry practice.

As a normal part of the construction business, we are often required to provide various types of surety bonds as an additional level of security of our performance. We have surety arrangements with several sureties. We also require many of our higher risk subcontractors to provide surety bonds as security for their performance. Since 2005, we also have purchased, from one of our larger sureties, a bonding insurance product on certain construction projects to insure against the risk of subcontractor default as opposed to having subcontractors provide traditional payment and performance bonds.

Employees

The total number of personnel employed by us is subject to seasonal fluctuations, the volume of construction in progress and the relative amount of work performed by subcontractors. During 2008, our average number of employees was approximately 8,000 with a maximum of approximately 8,250 and a minimum of approximately 7,100.

We operate primarily as a union contractor. As such, we are signatory to numerous local and regional collective bargaining agreements, both directly and through trade associations, throughout the country. These agreements cover all necessary union crafts and are subject to various renewal dates. Estimated amounts for wage escalation related to the expiration of union contracts are included in our bids on various projects and, as a result, the expiration of any union contract in the next fiscal year is not expected to have any material impact on us. As of December 31, 2008, approximately 3,950 of our total of 7,100 employees were union employees. During the past several years, we have not experienced any significant work stoppages caused by our union employees.

Available Information

Our website address is http://www.perini.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. We make available, free of charge on our Internet website, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after we have electronically filed such materials with, or furnished it to, the United States Securities and Exchange Commission. You may read and copy any document we file at the SEC Headquarters, Public Reference Room, 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at http://www.sec.gov that contains reports, proxy, information statements and other information regarding issuers such as the Company that file electronically with the SEC. Also available on our website are our Code of Business Conduct and Ethics, Corporate Governance Guidelines, the charters of the Committees of our Board of Directors and reports under Section 16 of the Exchange Act of transactions in our stock by our directors and executive officers.

ITEM 1A. RISK FACTORS

We are subject to a number of risks, including those summarized below. Such risks could have a material adverse effect on our financial condition, results of operations and cash flows. See our disclosure under “Forward-looking Statements” on page 2.

We may not fully realize the revenue value reported in our backlog.

As of December 31, 2008, our backlog of uncompleted construction work was approximately $6.7 billion. We include a construction project in our backlog at such time as a contract is awarded or a letter of commitment is obtained and adequate construction funding is in place. The revenue projected in our backlog may not be realized or, if realized, may not result in profits. For example, if a project reflected in our backlog is terminated, suspended or reduced in scope, it would result in a reduction to our backlog which would reduce, potentially to a material extent, the revenues and profits we actually received from contracts in backlog. If a customer cancels a project, we may be reimbursed for certain costs and profit thereon but typically have no contractual right to the total revenues reflected in our backlog. Significant cancellations or delays of projects in our backlog could have a material adverse effect on our revenues, profits, and cash flows.

Current economic conditions could adversely affect our operations.

Current economic and financial market conditions in the United States and overseas, including severe disruptions in the credit markets, could adversely affect our results of operations in future periods, particularly if there is a prolonged economic recession or depression or if government efforts to stabilize and revitalize credit markets and financial institutions are not effective. The current instability in the financial markets has made it difficult for certain of our customers, including private owners and state and local governments, to access the credit markets to obtain financing or refinancing, as the case may be, to fund new construction projects on satisfactory terms or at all. State and local governments also are facing potentially significant budget shortfalls as a result of declining tax and other revenues, which may cause them to defer or cancel planned infrastructure projects. Our backlog has decreased in 2008 as we have encountered increased levels of deferrals and delays related to new construction projects. Difficulty in obtaining adequate financing due to the unprecedented disruption in the credit markets may significantly increase the rate at which our customers defer, delay or cancel proposed new construction projects. Such deferrals, delays or cancellations could have an adverse impact on our future operating results.

Current instability in the financial markets may also impact a customers’ ability to pay us on a timely basis, or at all, for work on projects already under construction in accordance with the contract terms. Customer financing may be subject to periodic renewals and extensions of credit by the lender. As credit markets tighten and difficult economic conditions remain, lenders may be unwilling to continue renewing or extending credit to a customer. Such deferral, delay or cancellation of credit by the lender could impact the customer’s ability to pay us, which could have an adverse impact on our future operating results.

A significant portion of our operations are concentrated in California and Nevada. As a result, we are more susceptible to fluctuations caused by adverse economic or other conditions in this region than other regions.

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

A decrease in government funding of infrastructure and other public projects could reduce the revenues of the company.

Approximately 8% (or $528.0 million) of our backlog as of December 31, 2008, is derived from construction projects involving civil construction contracts. Civil construction markets are dependent on the amount of infrastructure work funded by various governmental agencies which, in turn, depends on the condition of the existing infrastructure, the need for new or expanded infrastructure and federal, state or local government spending levels. A slowdown in economic activity in any of the markets that we will serve may result in less spending on public works projects. In addition, a decrease or delay in government funding of infrastructure projects or delays in the implementation of voter-approved bond measures could decrease the number of civil construction projects available and limit our ability to obtain new contracts, which could reduce revenues within our civil construction segment. In addition, budget shortfalls and credit rating downgrades in California and other states in which the Company is involved in significant infrastructure projects and any long-term impairment in the ability of state and local governments to finance construction projects by raising capital in the municipal bond market could curtail or delay the funding of future projects.

Our building construction segment also is involved in significant construction projects for public works projects such as Terminal 3 at McCarran International Airport in Las Vegas, public healthcare facilities, primarily in California, and public education facilities, primarily in Florida and California. These projects also are dependent upon funding by various federal, state and local governmental agencies. A decrease in government funding of public healthcare and education facilities, particularly in California and Florida, could decrease the number and/or size of construction projects available and limit our ability to obtain new contracts in these markets, which could further reduce our revenues and earnings.

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

We derived approximately 4% (or $195.3 million) of our revenues and approximately $39.6 million of income from construction operations for the year ended December 31, 2008 from our work on projects located outside of the United States, including projects in Iraq and Afghanistan. We expect non-U.S. projects to continue to contribute to our revenues and earnings for the foreseeable future. Our international operations expose us to risks inherent in doing business in hostile regions outside the United States, including:

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

U.S. government agencies, including the Defense Contract Audit Agency, or DCAA, routinely audit and investigate U.S. government contracts and U.S. government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review our compliance with regulations and policies and the adequacy of our internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded. Moreover, if any of the administrative processes or systems is found not to comply with requirements, we may be subjected to increased government oversight and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts. Therefore, an unfavorable outcome to an audit by the DCAA or another agency could cause our results to differ materially from those anticipated. If an investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the U.S. government. In addition, we would suffer serious harm to our reputation if allegations of impropriety were made against us. Each of these results could cause actual results to differ materially from those anticipated.

Our participation in construction joint ventures exposes us to liability and/or harm to our reputation for failures of our partners.

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

Our defined benefit pension plan is a non-contributory pension plan covering many of our employees. Benefits under our pension plan were frozen as of June 1, 2004. As of December 31, 2008, our pension plan was underfunded by approximately $27.2 million. We are required to make cash contributions to our pension plan to the extent necessary to comply with minimum funding requirements imposed by employee benefit and tax laws. The amount of any such required contributions is determined based on an annual actuarial valuation of the plan as performed by the plan's actuaries. During 2008, we voluntarily contributed $3.1 million in cash to our defined benefit pension plan. The amount of our future contributions will depend upon asset returns, then-current discount rates and a number of other factors, and, as a result, the amount we may elect or be required to contribute to our pension plan in the future may vary significantly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies--Defined Benefit Retirement Plan."

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

Conflicts of interest may arise involving certain of our directors.

We have engaged in joint ventures, primarily in civil construction, with O&G Industries, Inc., a Connecticut corporation, whose Vice Chairman is Raymond R. Oneglia, one of our directors. The terms of our joint ventures with any affiliate have been and will be subject to review and approval by our Audit Committee. As in any joint venture, we could have disagreements with our joint venture partner over the operation of a joint venture or a joint venture could be involved in disputes with third parties, where we may or may not have an identity of interest with our joint venture partner.  These relationships also may create conflicts of interest with respect to new business and other corporate opportunities.

Our reputation may be harmed and our future earnings may be negatively impacted if we are unable to retain key members of our management.

Our business substantially depends on the continued service of key members of our management, particularly Ronald N. Tutor, Robert Band, Craig W. Shaw, Mark A. Caspers, Richard J. Rizzo, Claude K. Olsen, Jack Frost, Martin B. Sisemore, William R. Derrer and Kenneth R. Burk, who, collectively, have an average of more than 30 years in the construction industry. Losing the services of any of these individuals could adversely affect our business until a suitable replacement can be found. We believe that they could not quickly be replaced with executives of equal experience and capabilities. Generally these executives are not bound by employment agreements with us and we do not maintain key person life insurance policies on any of these executives.

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

As discussed in Note 3 of Notes to Consolidated Financial Statements included in this report, our investment securities consist of auction rate securities which are not currently liquid or readily available to convert to cash. If the global credit crisis persists or intensifies, it is possible that we will be required to further adjust the fair value of our auction rate securities. If we determine that the decline in the fair value of our auction rate securities is other-than-temporary, it would result in additional impairment charges being recognized in our Consolidated Statement of Operations, which could be material and which could adversely affect our financial results. In addition, the lack of liquidity associated with these investments may require us to access our credit facility until some or all of our auction rate securities are liquidated.

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

Acquisitions also may involve a number of special financial, business and operational risks, such as:

•	difficulties in integrating diverse corporate cultures and management styles;
•	additional or conflicting government regulation;
•	disparate company policies and practices;
•	client relationship issues;
•	diversion of our management’s time, attention and resources;
•	decreased utilization during the integration process;
•	loss of key existing or acquired personnel;
•	increased costs to improve or coordinate managerial, operational, financial and administrative systems;
•	dilutive issuances of equity securities, including convertible debt securities to finance acquisitions;
•	the assumption of legal liabilities; and
•	amortization of acquired intangible assets.

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

In connection with mergers and acquisitions, we have recorded goodwill and other intangible assets that could become impaired and adversely affect our operating results.

Under accounting principles generally accepted in the United States, our mergers and acquisitions have been accounted for under the purchase method of accounting. Under the purchase method of accounting, the total purchase price we pay is allocated to the acquired company’s tangible assets and liabilities and identifiable intangible assets based on their estimated fair values as of the date of completion of the merger or acquisition. The excess of the purchase price over those estimated fair values is recorded as goodwill. We test goodwill and intangible assets with indefinite lives for impairment annually, in the fourth quarter of each year, and between tests if events occur or circumstances change which suggest that the goodwill or intangible assets should be evaluated. At December 31, 2008, the carrying value of the goodwill and other indefinite-lived intangible assets recorded in mergers and acquisitions totaled $676.9 million and represents 22% of our total assets of $3.1 billion. To the extent the value of the goodwill or other intangible assets becomes impaired in the future, we will be required to incur non-cash charges to the Consolidated Statements of Operations relating to such impairment.

If Black Construction’s opportunity to win significant business from the expansion of the United States military’s operations on the island of Guam does not develop as anticipated, our growth prospects, revenues and earnings could be adversely affected.

A significant portion of the future revenues and growth prospects of Black Construction, one of our subsidiaries, over the next several years is expected to involve the construction of facilities for the expansion of the United States military’s base on the island of Guam. This construction is dependent upon the continued implementation of the United States military’s announced plan to relocate 8,000 Marines and other military personnel from Okinawa, Japan to the island of Guam by 2014. The continued implementation of the United States military’s plan, and the amount of work that Black Construction wins and performs in connection with the expansion of the United States military’s base on the island of Guam, depends upon a number of factors, including:

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
•

the ability of the Company to invest sufficiently, and on favorable terms, in expanding Black Construction’s capabilities on the island of Guam, including hiring and relocating necessary personnel, acquiring land (including for warehousing and barracks) and acquiring and relocating equipment; and

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

As a result of the merger with Tutor-Saliba, we have added new lines of businesses. These acquisitions expose us to additional risks that, if realized, could adversely affect our future financial performance and operations.

In 2007 and 2008, Tutor-Saliba acquired two businesses—Powerco Electric Corp., an electrical construction subcontractor, and Desert Plumbing & Heating Co., Inc., a plumbing and mechanical (including HVAC) subcontractor—and certain material mining contracts and material stockpiles in Nevada (which are referred to as the aggregates business). Although Tutor-Saliba has some experience managing and operating these types of businesses, the Company has not had any previous experience in these lines of business. Such new lines of business involve additional risks, such as those associated with entry into new markets, new operating activities, risks associated with integrating the operations of the acquired business into existing operations, managerial challenges and risks associated with marketing and delivering the goods and services provided by these new businesses.

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

We may not realize some or all of the expected benefits of our merger with Tutor-Saliba that were considered in negotiating the terms of the merger.

Our Company entered into the merger with Tutor-Saliba with the expectation that it would result in various benefits, including, among other things, synergies, cost savings and operating efficiencies. In negotiating the merger, we used what we believe to be a reasonable estimate of benefits we would start to realize from the merger in 2009. These estimates were based on assumptions and judgments, which are difficult to predict and which are subject to numerous risks and uncertainties. As a result, we may not realize all of these benefits within the timeframes or in the amounts expected. If we do not realize the expected benefits from the merger within the timeframes or in the amounts expected, the trading price of our common stock may decline.

Ronald N. Tutor’s ownership interest in the Company, along with his management position and his right to designate up to two nominees to serve as members of our board of directors, will provide him with significant influence over corporate matters and may make a third party’s acquisition of the Company (or its stock or assets) more difficult.

As of December 31, 2008, two trusts controlled by Mr. Tutor owned approximately 46% of the outstanding shares of our common stock. In addition, Mr. Tutor is the chairman and chief executive officer of the Company and has the right to designate up to two nominees for election as members of the Company’s board of directors. As of the date of this Form 10-K, Mr. Tutor has appointed only one director, and together with himself controls 2 of 11 directors. If Mr. Tutor fully exercises his right to appoint two directors, he and his two designees would be 3 of 11 directors, as the size of the board would not increase. Although the Shareholders Agreement imposes significant limits on Mr. Tutor’s right to vote the shares of our common stock held by Mr. Tutor, two trusts controlled by him and any other affiliates of Mr. Tutor or the trusts (the “Tutor Group”), or to take specified actions that may facilitate an unsolicited acquisition of control of the Company by Mr. Tutor or his affiliates, Mr. Tutor will nonetheless still be able to exert significant influence over the outcome of a range of corporate matters, including significant corporate transactions requiring a shareholder vote, such as a merger or a sale of the Company or its assets. This concentration of ownership and influence in management and board decision-making also could harm the price of our common stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our common stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of the Company.

We will incur significant compliance, restructuring and other integration costs following the merger with Tutor-Saliba.

We will incur restructuring and integration costs following the merger with Tutor-Saliba. Based on the experience of other merged companies and initial management estimates, costs to integrate computer systems, facilities and insurance arrangements, as well as equipment sizing, employee relocation, retention and severance costs are expected to be incurred. The costs to be incurred are not readily quantifiable and depend on decisions to be made during integration. The costs will be recorded as an expense in the period incurred. In addition, it is expected that our costs related to legal and regulatory compliance may increase substantially, at least in the near term, because Tutor-Saliba has not previously been required to comply with the reporting, internal control, public disclosure and similar legal and regulatory compliance obligations and requirements applicable to publicly traded companies. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental compliance and restructuring costs over time, this net benefit may not be achieved in the near term or at all.

The public resale by former Tutor-Saliba shareholders of our common stock received in the Tutor-Saliba merger could have a negative effect on the trading price of our common stock.

In the Tutor-Saliba merger, we issued a total of approximately 22.1 million shares of our common stock to two trusts controlled by Mr. Tutor and approximately 900,000 shares to the other shareholders of Tutor-Saliba. None of these shares are registered under the Securities Act of 1933, and they will only be able to be resold pursuant to a separate registration statement or an applicable exemption from registration (under both federal and state securities laws). The shares are subject to contractual restrictions under the terms of the Shareholders Agreement. Under those restrictions, none of those shares are permitted to be resold for six months after completion of the merger (except with the consent of the Company’s board of directors or in a registered offering). Thereafter, the trusts will be permitted to sell, in the aggregate, a maximum of approximately 6.6 million shares of our common stock through the fifth anniversary of the completion of the merger (unless the Company’s board of directors allows otherwise). Mr. Tutor has indicated that he intends to cause the Tutor Group to sell a portion of the shares of our common stock received in the merger as soon as the initial six-month period lapses on March 8, 2009, subject to market conditions and the terms of the Shareholders Agreement. The Tutor Group has certain rights to require the Company to register their shares for public resale under the terms of the Shareholders Agreement. In addition, if we propose to register any of our shares in a registered public offering, the Tutor Group has a right to include its shares in such offering through a valid piggyback registration of shares, subject to the right of the underwriters of an offering to limit the number of shares included in such registration.

If all or a substantial portion of these shares of our common stock issued in the Tutor-Saliba merger are resold into the public markets, such transactions may cause a decline in the trading price of our common stock.

We will have continuing contractual obligations with Mr. Tutor, which may create conflicts of interest or may not be practical to enforce on our behalf.

The Company and the former Tutor-Saliba shareholders, including Mr. Tutor, continue to have obligations following completion of the Tutor-Saliba merger. These obligations include indemnification obligations, which may entitle the Company to seek recovery from the former Tutor-Saliba shareholders for losses related to pre-merger actions or omissions of Tutor-Saliba. In addition, the Employment Agreement, the Shareholders Agreement and the notes issued by Tutor-Saliba also include obligations that are in effect, including the restrictions on competitive activities, several of which may be impacted by the operating performance of the Company or Tutor-Saliba or the activities of Mr. Tutor.

In light of the important role Mr. Tutor serves for the Company, it may be more difficult, impractical or inadvisable for the Company to enforce or assert defenses with respect to these contractual obligations against Mr. Tutor than against an unaffiliated third party, which may create a conflict of interest for the Company or Mr. Tutor. Other former Tutor-Saliba shareholders are also expected to have continuing roles with the Company, and a similar conflict of interest may arise, although their interests in the Company will be significantly less than Mr. Tutor’s. If we determine that these contractual obligations should not be enforced even if there is a valid claim for enforcement or a valid defense to the enforcement of these obligations, we may not get the entire benefit for which it negotiated in these agreements, including recovery for certain losses related to Tutor-Saliba for which it otherwise would be entitled to indemnification.

The Company, the Company’s directors and Tutor-Saliba are named parties to lawsuits relating to the merger that could cause us to incur substantial costs.

A class-action complaint on behalf of a putative Perini stockholder class against the Company, the Company’s current directors and Tutor-Saliba relating to the merger is pending in Massachusetts state court. Depending on the outcome, the action and any future similar actions could result in substantial costs to us. In addition, the cost to us of defending the action and any future similar actions, even if resolved in our favor, could be substantial and could divert the attention of our management and its resources in general. See Note 9(h)(1) of Notes to Consolidated Financial Statements for more information.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Properties used in our construction operations are summarized below:

	Business	Owned or	Approximate	Approximate Square
	Segment(s)	Leased by Perini	Acres	Feet of Office Space
Principal Offices
Framingham, MA	Building, Civil and Management Services	Owned	9	100,000
Barrigada, Guam	Management Services	Owned	17	88,000
Las Vegas, NV	Building	Leased	-	65,600
Sylmar, CA	Building, Civil and Management Services	Leased	-	45,700
Sylmar, CA	Building	Owned	1	34,000
Redwood City, CA	Building	Leased	-	44,900
Phoenix, AZ	Building	Leased	-	28,400
Jessup, MD	Civil	Owned	3	27,200
Irvine, CA	Building	Owned	2	24,400
Peekskill, NY	Civil	Owned	2	21,000
Ft. Lauderdale, FL	Building	Leased	-	17,500
Los Angeles, CA	Building	Leased	-	15,000
Roseville, CA	Building	Leased	-	13,100
San Diego, CA	Building	Leased	-	13,000
Bartow, FL	Civil	Owned	4	5,000
Celebration, FL	Building	Leased	-	4,800
West Palm Beach, FL	Building	Leased	-	3,600
Las Vegas, NV	Building	Leased	-	3,000
Makati City, Philippines	Management Services	Leased	-	2,500
Las Vegas, NV	Building	Owned	12	-
			50	556,700

Principal Permanent
Storage Yards
Fontana, CA	Building and Civil	Leased	33
Las Vegas, NV	Building	Owned	29
Jessup, MD	Civil	Owned	20
Winslow Township, NJ	Civil	Owned	11
Stockton, CA	Building	Owned	8
Framingham, MA	Building and Civil	Owned	6
Las Vegas, NV	Building	Leased	5
Barrigada, Guam	Management Services	Leased	4
Peekskill, NY	Civil	Owned	3
Pasig, Philippines	Management Services	Leased	1
			120

We believe our properties are well maintained, in good condition, adequate and suitable for our purposes.

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

In September 2008, the Court tentatively ruled that LAMTA’s Disadvantaged Business Enterprise (DBE) claims are sufficient to proceed to trial although the Court has not finally so ruled. The Court also heard TSP’s argument that LAMTA’s DBE program was/is unconstitutional thus making LAMTA’s DBE claims unenforceable. TSP is waiting for the Court’s ruling as of this time.

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

Certain of PKC's claims have been presented to a Disputes Review Board, or DRB, which consists of three construction experts chosen by the parties. To date, the various DRB panels have issued seven awards and several interim decisions on PKC’s claims.  The second panel (the “Second DRB”) has ruled on a binding basis that PKC is entitled to five compensation awards, less credits, totaling $57.2 million for delays, impacts and inefficiencies caused by MHD to certain of PKC’s work.  The first three such awards, totaling $34.5 million, have been confirmed by the Superior Court and were not appealed.  The other two awards, totaling $22.7 million, were confirmed by the Superior Court in January 2009 and may be appealed by MHD. The January 2009 Superior Court decision also held that PKC was entitled to post-award, pre-judgment interest on those two awards, albeit at a lower rate than awarded by the Second DRB.

To date, the current DRB panel (the “Third DRB”) has made two awards. The first is an award to PKC in the amount of $50.7 million for further delays, impacts and inefficiencies. Of that total award, $41.1 million was issued as a binding arbitration award, and the remaining $9.6 million was issued as a non-binding recommendation. The second award is in the amount of $5.8 million for delay damages. Of that amount, $3.3 million was issued as a binding arbitration award, and $2.5 million was issued as a non-binding recommendation. MHD has appealed both awards.

The Third DRB has also issued three interim decisions.  The first interim decision held that PKC’s claim for delays, on which it later issued an award, is not barred or limited by the 10% markups for overhead and profit on change orders.  The second interim decision held that the date of the project’s substantial completion, for purposes of calculating any liquidated damages, is August 23, 2003. Most recently, a third interim decision was issued in which the Third DRB decided which portions of PKC’s claims are subject to binding arbitration.

It is PKC’s position that the remaining claims to be decided by the DRB on a binding basis have an anticipated value of approximately $30 million. MHD disputes that the remaining claims before the DRB may be decided on a binding basis.  Hearings before the DRB are scheduled to occur throughout 2009 and into 2010.

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

Investigation by U.S. Attorney for Eastern District of New York

In 2001, the Company received a grand jury subpoena for documents in connection with an investigation by the U.S. Attorney’s Office for the Eastern District of New York. The investigation concerns contracting between the Company’s civil division and disadvantaged, minority, and women-owned businesses in the New York City area construction industry. The Company has cooperated with the U. S. Attorney’s Office in the investigation and produced documents pursuant to the subpoena in 2001 and 2002. In August 2006 and May 2007, the Company received additional grand jury subpoenas for documents in connection with the same investigation. The Company subsequently produced documents pursuant to those subpoenas, and continues to cooperate in the investigation. In December 2008, the Company was informed by the U.S. Attorney’s Office that a determination had been made not to bring any criminal charges against the Company in connection with the investigation, and that the matter would be best resolved by a purely civil settlement. The Company and the U.S. Attorney’s Office are currently negotiating a civil settlement agreement that will resolve all outstanding allegations relating to the Company and its civil division. On January 13, 2009, an indictment stemming from the investigation was unsealed in the Eastern District of New York. The indictment alleges fraud charges against two former employees of the Company – a former president of the civil division and a former procurement manager in the civil division. Both of these employees left the Company nearly two years ago, and neither is currently associated with Perini.

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

After the closeout of the Project contract by the NYSDOT, the Company had intended to file a formal claim with the NYSDOT for the delay and extra work it experienced, as well as for appropriate portions of the adjustment taken by the NYSDOT to the amounts previously paid to the Company for its extended overhead costs, as a condition precedent to filing an action in the New York Court of Claims. However, as a result of a meeting with the NYSDOT on January 26, 2009, the NYSDOT has indicated a willingness to engage in settlement negotiations to resolve all claims.

Management has made an estimate of the total anticipated cost recovery on the Project and it is included in revenue recorded to date. To the extent new facts become known or the final cost recovery included in the claim settlement varies from this estimate, the impact of the change will be reflected in the financial statements at that time.

The Cosmopolitan Resort and Casino Matter

The Company is engaged in the construction of the Cosmopolitan Resort and Casino, a mixed-use casino/hotel development project in Las Vegas, Nevada, (the “Project”). On January 16, 2008, Deutsche Bank AG (the “Bank”) delivered a notice of loan default to Cosmo, Senior Borrower LLC (“Cosmo”), then the Owner/Developer of the Project. Subsequently, the Bank foreclosed against the property and, as of August 29, 2008, Nevada Property 1 LLC (“NP1”) acquired title to the Project. Subsequently, NP1 notified the Company that it elected to have the Company continue with the performance of the work, and that it assumed the obligations of Cosmo under the construction contract for the Project.

The Company has an interim commitment from the Bank under which the Bank continues to pay the Company for performing construction work on the Project on a monthly basis while NP1 finalizes its financing for future payments. The Bank has continued to renew its commitment monthly.

Construction work continues on the Project and all current amounts due the Company have been paid pursuant to the terms of the construction contract.

On August 14, 2008, the parties executed an amendment to the Project contract increasing the contract value and setting the guaranteed maximum price at approximately $2.3 billion for the Project. The Project currently is expected to be completed in 2010. As of December 31, 2008, approximately $915 million of work remained to be performed by the Company under the construction contract.

The ultimate financial impact of this matter, if any, is not yet determinable. Therefore, no provision for loss or contract profit reduction, if any, has been recorded in the financial statements.

Queensridge

Perini Building Company, Inc. (“PBC”) was the general contractor for the construction of One Queensridge Place, a condominium project in Las Vegas, Nevada. The developer of the project, Queensridge Towers, LLC / Executive Home Builders, Inc. (“Queensridge”), has failed to pay PBC for work which PBC and its subcontractors performed on the project. The subcontractors have brought claims against PBC and have filed liens on the property in the amount of approximately $25 million. PBC has also filed a lien on the property in the amount of $24 million, representing unpaid contract balances and additional work, which is subordinate to a pre-existing security interest of the lender as to all amounts over $11.2 million. Queensridge has alleged that Perini and the subcontractors are not due the amounts which were sought and that it has backcharges from incomplete and defective work. Through an action in the Clark County District Court in Nevada, PBC has asked the court to consolidate all of the claims into one proceeding and to compel Queensridge and the subcontractors to participate in binding arbitration of all of those claims per the requirements of the contract. The court has advised that it will not act on the Motion to Compel Arbitration until it rules on several other pending motions, including cross motions for spoliation. To date, efforts by the parties to settle the matter have not been successful.

Management has made an estimate of the total anticipated recovery on this project and it is included in revenues recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from this estimate, the impact of the change will be reflected in the financial statements at that time.

Gaylord Hotel and Convention Center

In 2005, Gaylord National, LLC (“Gaylord”), as Owner, and Perini Building Company, Inc. (“PBC”) /Tompkins Builders, Joint Venture (“PTJV”), as Construction Manager, entered into a contract (“Contract”) to construct the Gaylord National Resort and Convention Center (the “Project”) in Maryland. PBC is the managing partner of the joint venture. The Project included 2000 hotel rooms, a spa, swimming pool, restaurants, a convention center and other meeting space, surface and structural parking, site work, a central utility plant and various other elements.

PTJV requested payments it alleged were due by Gaylord. Gaylord disputed payment of such amounts and set forth certain claims against PTJV.

On September 18, 2008, PTJV filed suit against Gaylord and a petition for a lien in the Circuit Court for Prince George’s County Maryland. On October 10, 2008, Gaylord filed a separate suit in the same court against PTJV seeking damages. Effective November 26, 2008, the parties reached a settlement. Gaylord agreed to pay PTJV $42 million to settle all claims of each party against the other as of the settlement date. PTJV agreed to perform additional punchlist and related work valued at $3 million. PTJV also agreed to pay all subcontractors and defend all claims and lien actions by them relating to the Project.

PTJV expects to close out most subcontracts in the first quarter of 2009. Resolution of the issues remaining with six subcontractors, including PTJV’s claim of approximately $3.8 million against Banker Steel Company, LLC, may require mediation and/or arbitration. A mediation with Pierce Associates, Inc. is scheduled for March, 2009 with an arbitration, if necessary, to be held in September of 2009.

Management has made an estimate of the total net anticipated recovery on this project and it is included in revenues recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from this estimate, the impact of the change will be reflected in the financial statements at that time.

UCLA Westwood Replacement Hospital Matter

This project, which was undertaken by the joint venture of Tutor-Saliba Corporation and Perini Corporation (“TSP”), involved the construction of a new hospital on the University of California, Los Angeles campus.  The project Owner is the University of California at Los Angeles. The project has been completed.

The project experienced significant delays, impacts and inefficiencies which TSP maintains were the result of Owner caused delays and design deficiencies.   TSP has submitted a claim to the Owner that includes a delay claim which, under the Contract between TSP and the Owner, is compensable at the rate of $25,000 per day, and a labor and material escalation claim in the amount of $800,000.

In addition, TSP’s subcontractors have submitted various claims, which TSP forwarded to the Owner as pass-through claims to the Owner.  Some Subcontractors have filed lawsuits to enforce bond, stop notice and contract rights. Other Subcontractors are anticipated to file lawsuits before expiration of applicable statutes of limitation. With respect to Subcontractor lawsuits, TSP has in turn, filed indemnity claims against the Owner. Pursuant to the provisions of TSP’s Subcontract Agreements with its Subcontractors, TSP is not responsible to pay Subcontractors for Owner-caused damages.

The Owner currently is auditing the books and records of TSP and its Subcontractors.  Global claims negotiations are now scheduled for May 2009.

Shareholder Litigation

Weitman v. Tutor, et al Matter

On June 19, 2008, an individual named Nina Weitman filed a lawsuit in Superior Court of Middlesex County, Massachusetts, (Weitman v. Tutor, et al., (Massachusetts Superior Court, Middlesex County, No. 08-2351) allegedly on behalf of herself and other shareholders of Perini Corporation (“Perini”), against Ronald N. Tutor, Robert Band, Raymond R. Oneglia, Michael R. Klein, William W. Brittain, Jr., Robert A. Kennedy, Peter Arkley and Robert L. Miller (collectively, the “Individual Defendants”); Perini Corporation itself; and Tutor-Saliba Corporation (“Tutor-Saliba”). Ms. Weitman reportedly owns seventeen (17) shares of Perini Corporation common stock. The complaint alleged generally that the Individual Defendants breached their fiduciary duties to Perini by agreeing to enter into the Merger Agreement with Tutor-Saliba. Specifically, the complaint alleged: that the proxy statement related to, among other things, the meeting of the Perini shareholders to approve the merger, did not provide shareholders with enough information regarding the merger; that the exchange ratio in the Merger Agreement was not fair to the Perini shareholders; and that Perini’s board of directors allegedly breached its fiduciary duties by, among other things, allegedly failing to examine strategic alternatives to the merger. The complaint sought, among other forms of relief, certification of the case as a class action, injunctive relief to enjoin the proposed merger, rescission in the event that the merger is consummated before a judgment in the case is entered, and damages.

The plaintiff had filed a motion seeking expedited procedures for its lawsuit. On August 13, 2008, the Superior Court issued an order denying Plaintiff’s motion for expedited procedures. Plaintiff did not file a motion to enjoin the Merger, which was completed on September 8, 2008.

In the Superior Court, Perini had moved to dismiss the complaint as to Perini and Tutor-Saliba. On July 31, 2008, rather than responding to Perini’s and Tutor-Saliba’s motions to dismiss, plaintiff filed an Amended Complaint alleging new claims for aiding and abetting breach of fiduciary duties and conspiracy, and naming Trifecta Acquisition LLC as a new defendant.  The defendants subsequently removed the case to the United States District Court for the District of Massachusetts. Plaintiff moved to remand the case to Massachusetts Superior Court, and the defendants filed cross motions to dismiss that they initially filed in that Court. On December 3, 2008, the District Court remanded the case to Middlesex County Superior Court. Defendants have renewed their motions to dismiss, and the court has scheduled a hearing on these motions for February 27, 2009.

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

In both cases, the plaintiffs claim that Perini and the Isham/Rollman Individual Defendants violated sections 10(b) and 20(a) of the 1934 Exchange Act, as well as the SEC's Rule 10b-5. The complaints allege generally that the defendants purportedly made material misrepresentations or omissions in press releases and SEC filings regarding the future prospects for Las Vegas construction projects. The plaintiffs claim that the alleged misrepresentations or omissions had the effect of artificially inflating the value of Perini's stock. Plaintiffs further allege that stock sales by the Isham/Rollman Individual Defendants prior to disclosures related to the developer of one of the Las Vegas projects support the claims that the defendants misrepresented or omitted material facts regarding the future prospects of these projects. Plaintiffs seek certification of the matter as a class action, and damages allegedly incurred by Perini shareholders who had purchased stock during the putative class period. Scheduling orders have not yet been entered in these cases. On October 20, 2008, two pension funds, the Iron Workers District Council, Southern Ohio & Vicinity Pension Trust and the Operating Engineers Construction Industry and Miscellaneous Pension Fund, moved to consolidate the two cases and to be appointed lead plaintiff under the Private Securities Litigation Reform Act (PSLRA). The court granted that motion on December 10, 2008. The parties agreed to a stipulated scheduling order, which provides that plaintiffs are to file a consolidated amended complaint by February 9, 2009 and Defendants are to file any motions to dismiss by March 26, 2009. The consolidated amended complaint repeats the allegations and counts from the initial complaints, while adding additional factual allegations regarding financial difficulties with The Cosmopolitan Resort and Casino project in Las Vegas.

Adams Derivative Lawsuit

On October 7, 2008, an individual named Kathy Adams, allegedly derivatively on behalf of Perini Corporation, filed a suit in Middlesex County, Massachusetts, Superior Court (Adams v. Tutor, et al., (Massachusetts Superior Court, Middlesex County, No. 08-3740)), against defendants Ronald N. Tutor, Willard W. Brittain, Jr., Michael Klein, Robert A. Kennedy, Raymond R. Oneglia, Robert L. Miller, Peter Arkley, Robert Band and C.L. Max Nikias, (collectively, the “Adams Individual Defendants”) as well as Perini itself as a nominal defendant. Adams did not make a demand on the Board of Directors before filing this derivative lawsuit. On November 14, 2008, Adams voluntarily dismissed her case without prejudice. Adams then sent Perini’s board of directors a letter demanding that the board commence an investigation of potential claims against the defendants for alleged breaches of their fiduciary duties owed to Perini resulting from alleged failures to disclose purported problems with the company’s Las Vegas construction projects. The board is considering this claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are the names, offices held, ages and business experience of our executive officers.

Name, Offices Held and Age	Year First Elected to Present Office and Business Experience

Ronald N. Tutor, Director, Chairman and Chief Executive Officer – 68

He has served as a Director since January 1997 and has served as our Chief Executive Officer since March 2000. He has also served as our Chairman since July 1999, Vice Chairman from January 1998 to July 1999, and Chief Operating Officer from January 1997 until March 2000 when he became Chief Executive Officer. Prior to our merger with Tutor-Saliba Corporation in September 2008, Mr. Tutor served as Chairman, President and Chief Executive Officer of Tutor-Saliba Corporation since prior to 1995 and actively managed that company since 1966.

Robert Band, Director, President and Chief Operating Officer – 61

He has served as a Director since May 1999. He has also served as our President since May 1999 and as Chief Operating Officer since March 2000. Previously, he served as Chief Executive Officer from May 1999 until March 2000, Executive Vice President and Chief Financial Officer from December 1997 until May 1999, and President of Perini Management Services, Inc. since January 1996. Previously, he served in various operational and financial capacities since 1973, including Treasurer from May 1988 to January 1990.

Kenneth R. Burk, Senior Vice President and Chief Financial Officer – 49

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

Craig W. Shaw, Chairman and Chief Executive Officer, Perini Building Company – 54

He was appointed to his current position in May 2007, which entails overall responsibility for Perini Building Company’s operations. Prior to that, he served as President of Perini Building Company from October 1999 until May 2007. From April 1995 until October 1999, he served as President, Perini Building Company, Western U.S. Division; from January 1994 to April 1995 he served as Senior Vice President, Construction for Perini Building Company’s Western U.S. Division; and from 1986 to January 1994 he served as Vice President, Construction for Perini Building Company’s Western U.S. Division. Previously, he served in various project management capacities with Perini since 1978.

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

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol "PCR". The quarterly market high and low sales prices for our common stock in 2008 and 2007 are summarized below:

	2008		2007
	High	Low	High	Low
Market Price Range per Common Share:
Quarter Ended
March 31	$ 42.24	$ 25.08	$ 39.01	$ 28.00
June 30	44.80	32.08	64.71	36.00
September 30	32.85	21.42	75.43	45.00
December 31	26.20	11.50	66.75	41.03

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

Holders

At February 17, 2009, there were 794 holders of record of our common stock, including holders of record on behalf of an indeterminate number of beneficial owners, based on the stockholders list maintained by our transfer agent.

Issuer Purchases of Equity Securities (a)

Quarter Ended December 31, 2008

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that
	Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs
October 1, 2008 – October 31, 2008	None			None
November 1, 2008 – November 30, 2008	1,251,408	$ 13.78	1,251,408	$ 82,755,508
December 1, 2008 – December 31, 2008	751,990	$ 19.35	751,990	$ 68,203,997
TOTAL	2,003,398	$ 15.87	2,003,398	$ 68,203,997

(a) On November 13, 2008, the Board of Directors authorized a program to repurchase up to $100.0 million of the Company’s common stock over the then following 12 months. The timing and amount of any repurchase will be based on the Company’s evaluation of market conditions, business considerations and other factors. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of its common stock, and the program may be extended, modified, suspended or discontinued at any time, at the Company’s discretion.

Performance Graph

The following graph compares the cumulative 5-year total return to shareholders on the Company’s common stock relative to the cumulative total returns of the New York Stock Exchange Market Value Index (“NYSE”) and a Construction Peer Group. The thirteen companies included in the Construction Peer Group were selected by the appropriate construction-related Standard Industrial Classification Codes (or SIC Codes). The comparison of total return on investment, defined as the change in year-end stock price plus reinvested dividends, for each of the periods assumes that $100 was invested on January 1, 2004, in each of our common stock, the NYSE and the Construction Peer Group, with investment weighted on the basis of market capitalization.

The comparisons in the following graph are based on historical data and are not intended to forecast the possible future performance of our common stock.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

AMONG PERINI CORPORATION,

NYSE MARKET VALUE INDEX AND SELECTED CONSTRUCTION PEER GROUP

	Fiscal Year Ending
	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008

Perini Corporation	100.00	182.40	263.93	336.39	452.68	255.52
NYSE	100.00	112.92	122.25	143.23	150.88	94.76
Construction Peer Group	100.00	144.26	210.48	261.08	433.30	222.21

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

ITEM 6. SELECTED FINANCIAL DATA

Selected Consolidated Financial Information

The following selected financial data has been derived from our audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, the related notes thereto and the independent auditors’ report thereon, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K and in previously filed annual reports on Form 10-K of Perini Corporation. Backlog and new business awarded are not measures defined in accounting principles generally accepted in the United States of America and have not been derived from audited consolidated financial statements.

	Year Ended December 31,
	2008 (1)	2007	2006	2005 (2)	2004
	(In thousands, except per share data)
OPERATING SUMMARY
Revenues:
Building	$ 5,146,563	$ 4,248,814	$ 2,515,051	$ 1,181,103	$ 1,298,771
Civil	310,722	234,778	281,137	275,584	138,095
Management Services	203,001	144,766	246,651	276,790	405,449
Total	5,660,286	4,628,358	3,042,839	1,733,477	1,842,315

Cost of Operations	5,327,056	4,379,464	2,873,444	1,663,773	1,750,549

Gross Profit	333,230	248,894	169,395	69,704	91,766
G&A Expense	133,998	107,913	98,516	61,751	43,049
Goodwill and Intangible Asset Impairment (3)	224,478	-	-	-	-
(Loss) Income From Construction Operations	(25,246)	140,981	70,879	7,953	48,717
Other Income (Expense), Net	9,559	15,361	2,581	971	(3,087)
Interest Expense	(4,163)	(1,947)	(3,771)	(2,003)	(704)
(Loss) Income Before Income Taxes	(19,850)	154,395	69,689	6,921	44,926
Provision for Income Taxes	(55,290)	(57,281)	(28,153)	(2,872)	(8,919)
Net (Loss) Income	$ (75,140)	$ 97,114	$ 41,536	$ 4,049 (5)	$ 36,007

(Loss) Income Available for Common
Stockholders (4)	$ (75,140)	$ 97,114	$ 41,117	$ 5,330	$ 34,819

Per Share of Common Stock:
Basic (Loss) Earnings	$ (2.19)	$ 3.62	$ 1.56	$ 0.21	$ 1.47
Diluted (Loss) Earnings	$ (2.19)	$ 3.54	$ 1.54	$ 0.20	$ 1.39

Cash Dividend Declared	$ -	$ -	$ -	$ -	$ -
Book Value	$ 23.56	$ 13.65	$ 9.18	$ 6.86	$ 6.34

Weighted Average Common
Shares Outstanding:
Basic	34,272	26,819	26,308	25,518	23,724
Diluted	34,272	27,419	26,758	26,150	25,061

	Year Ended December 31,
	2008 (1)	2007	2006	2005 (2)	2004
	(In thousands, except ratios)
FINANCIAL POSITION SUMMARY

Working Capital	$ 225,049	$ 293,521	$ 193,952	$ 153,335	$ 178,029

Current Ratio	1.13x	1.24x	1.22x	1.23x	1.41x

Long-term Debt, less current maturities	61,580	13,358	34,135	39,969	8,608

Stockholders’ Equity	1,138,226	368,334	243,859	183,175	174,034

Ratio of Long-term Debt to Equity	.05x	.04x	.14x	.22x	.05x

Total Assets	$ 3,073,078	$ 1,654,115	$ 1,195,992	$ 915,256	$ 654,265

OTHER DATA

Backlog at Year End (6)	$ 6,675,903	$ 7,567,665	$ 8,451,381	$ 7,897,784	$ 1,151,475

New Business Awarded (7)	$ 4,768,524	$ 3,744,642	$ 3,596,436	$ 8,479,786	$ 1,327,326

(1)	Includes the results of Tutor-Saliba, acquired effective September 8, 2008. See Note 2 of Notes to Consolidated Financial Statements.

(2)	Includes the results of Cherry Hill acquired effective January 1, 2005 and Rudolph and Sletten acquired October 3, 2005.

(3)

Represents $224.5 million impairment charge to adjust goodwill and certain intangible assets to their fair values in the fourth quarter of 2008 – see Note 4 of Notes to Consolidated Financial Statements.

(4)

(Loss) income available for common stockholders includes adjustments to net income for (a) accrued dividends on our $21.25 Preferred Stock, or $2.125 Depositary Shares, (b) the reversal of previously accrued and unpaid dividends in the amount of approximately $2.3 million applicable to 374,185 of the $2.125 Depositary Shares purchased and retired by us in November 2005, and (c) the $0.3 million excess of fair value over carrying value upon redemption of the remaining outstanding $2.125 Depositary Shares in May 2006.

(5)	Includes a $23.6 million after-tax charge related to an adverse judgment received in the Washington Metropolitan Area Transit Authority (“WMATA”) matter.

(6)

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

(7)

New business awarded consists of the original contract price of projects added to our backlog in accordance with Note (6) above plus or minus subsequent changes to the estimated total contract price of existing contracts. Management uses new business awarded to assist in forecasting future results.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

We were incorporated in 1918 as a successor to businesses that had been engaged in providing construction services since 1894. We provide diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world. Our construction business is conducted through three basic segments or operations: building, civil and management services. Our building segment has significant experience providing services to a number of specialized building markets, including the hospitality and gaming, healthcare, municipal offices, sports and entertainment, educational, transportation, corrections, biotech, pharmaceutical and high-tech markets, and electrical and mechanical, plumbing and HVAC services. Our civil segment specializes in public works construction and the repair, replacement and reconstruction of infrastructure, including highways, bridges, mass transit systems and water and wastewater treatment facilities, primarily in the western, northeastern and mid-Atlantic United States. Our management services segment provides diversified construction and design-build services to the U. S. military and federal government agencies, as well as surety companies and multi-national corporations in the United States and overseas. We have been chosen by the federal government for significant projects related to defense and reconstruction in Iraq and Afghanistan.

The contracting and management services that we provide consist of general contracting, pre-construction planning and comprehensive management services, including planning and scheduling the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract. We also offer self-performed construction services including site work, concrete forming and placement, steel erection, electrical and mechanical, plumbing and HVAC. We provide these services by using traditional general contracting arrangements, such as fixed price, guaranteed maximum price and cost plus fee contracts and, to a lesser extent, construction management or design-build contracting arrangements. In the ordinary course of our business, we enter into arrangements with other contractors, referred to as “joint ventures,” for certain construction projects. Each of the joint venture participants is usually committed to supply a predetermined percentage of capital, as required, and to share in a predetermined percentage of the income or loss of the project. Generally, each joint venture participant is fully liable for the obligations of the joint venture.

For the year ended December 31, 2008, we achieved record revenues of $5.66 billion. It was the third consecutive year that we have achieved record revenues. Due to recognition of a $224.5 million pretax impairment charge relating to goodwill and other intangible assets, we recorded a loss from construction operations of $25.2 million and a net loss of $75.1 million. Had we not been required to record the impairment charge in 2008, we would have achieved a record for income from construction operations and net income for the third consecutive year. We received significant new contract awards, as well as additions to contracts in place, during 2008 and ended the year with a contract backlog of $6.7 billion. On September 8, 2008, we completed a merger with Tutor-Saliba which added $470.5 million to our 2008 revenues. At December 31, 2008, we had working capital of $225.0 million, a ratio of current assets to current liabilities of 1.13 to 1.00, and a ratio of long-term debt to equity of 0.05 to 1.00. Our stockholders’ equity increased to $1.14 billion as of December 31, 2008, reflecting the issuance of approximately 23 million shares of common stock in connection with the merger with Tutor-Saliba and the outstanding operating results achieved in 2008, offset by the goodwill and intangible asset impairment charge recognized.

Recent Developments

Acquisition of Keating Building Company

On January 15, 2009, we completed the acquisition of Keating Building Company, a Philadelphia-based privately held construction, construction management and design-build company, with anticipated fiscal year 2008 revenues of approximately $425 million and a backlog of $860 million. Under the terms of the transaction, we acquired 100% of Keating’s common stock for $43.0 million in cash plus an amount to be determined based on fiscal 2009 through 2011 operating results, not to exceed $9.0 million. Keating is licensed to provide construction services in a number of states, mostly in the mid-Atlantic region. We believe that the acquisition of Keating is a strong strategic fit that will enable us to expand our building construction market presence in the eastern half of the United States, including the important northeast and mid-Atlantic regions, and to realize significant synergies from the acquisition by deploying Keating’s resources in the regional gaming, hospitality and public works building markets in the eastern United States. The results of operations for Keating will be included in our financial statements beginning in the first quarter of 2009.

Common Stock Repurchase Program

On November 13, 2008, our Board of Directors authorized a program to repurchase up to $100 million of our common stock over the ensuing twelve months. Under the terms of the program, we may repurchase shares in open market purchases or through privately negotiated transactions. We expect to use cash on hand to fund repurchases of our common stock. Stock repurchases will be conducted in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchase will be based on our evaluation of market conditions, business considerations and other factors. Repurchases also may be made under Rule 10b5-1 plans, which would permit common stock to be purchased when we would otherwise be prohibited from doing so under insider trading laws. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of our common stock, and the program may be extended, modified, suspended or discontinued at any time, at our discretion.

During 2008, we repurchased 2,003,398 shares for an aggregate purchase price of $31.8 million under the program.

Merger With Tutor-Saliba Corporation

On September 8, 2008, we completed a merger with Tutor-Saliba pursuant to an agreement and plan of merger between us, Tutor-Saliba, Ronald N. Tutor and shareholders of Tutor-Saliba. In connection with the merger, we issued 22,987,293 shares of our common stock to the shareholders of Tutor-Saliba in exchange for 100% of the outstanding capital stock of Tutor-Saliba. We merged with Tutor-Saliba because we believe it is a strong strategic fit, providing us with enhanced opportunities for growth not available to us on a stand-alone basis through increased size, scale and management capabilities, complementary assets and expertise, particularly Tutor-Saliba’s expertise in civil projects, immediate access to multiple geographic regions, and increased ability to compete for larger numbers of projects particularly in the civil construction segment due to an increased bonding capacity. The merger enabled Mr. Tutor to focus his management efforts entirely on the growth and development of the Company. As a result of the merger, the financial interests in construction joint ventures held individually by Perini and Tutor-Saliba prior to the merger are now owned 100% by us. Our operating results for the year ended December 31, 2008 include the operating results of Tutor-Saliba from the date of acquisition – see Note 2 of Notes to Consolidated Financial Statements for additional information.

Amended Credit Facility

Effective September 8, 2008, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America. The Credit Agreement allows us to borrow up to $155 million on a revolving credit basis, with a $50 million sublimit for letters of credit, and an additional $110.6 million at December 31, 2008 under a supplementary facility (the “Supplementary Facility”) to the extent that the $155 million base facility has been fully drawn. Subject to certain conditions, we have the option to increase the base facility by up to an additional $45 million. The total amount available to borrow under the Supplementary Facility reduces upon the sale of all or any portion of the $111.7 million face value of auction rate securities held in our investment portfolio as of September 8, 2008. Subsequent to September 8, 2008, we have sold auction rate securities with a face value in the amount of $1.1 million. This Supplementary Facility provides us with access to an additional source of liquidity. On February 23, 2009, the Credit Agreement was amended, effective December 31, 2008, to modify certain financial covenants to accommodate the impact of the $224.5 million impairment charge recorded in 2008 and to extend the maturity date of the Supplementary Facility to December 31, 2010. For a description of additional material terms of the Credit Agreement, see Note 5 of Notes to Consolidated Financial Statements.

Grant of Restricted Stock Units and Stock Options

During 2008, the Compensation Committee of our Board of Directors approved the grant of 1,122,500 restricted stock units and 805,000 nonqualified stock options to certain employees and directors under our 2004 Stock Option and Incentive Plan. We recognized total stock-based compensation expense of $12.1 million, $14.4 million and $17.1 million in 2008, 2007 and 2006, respectively, relating to stock-based compensation awards. We had approximately $35.4 million of unrecognized compensation cost related to unvested awards at December 31, 2008 which, absent significant forfeitures, is expected to be recognized over a weighted-average period of approximately 4.3 years.

Backlog Analysis for 2008

Our backlog of uncompleted construction work at December 31, 2008 was approximately $6.7 billion, as compared to the $7.6 billion at December 31, 2007. The new business awarded in 2008 amount includes approximately $1.2 billion of backlog, before elimination of intercompany amounts, added due to the merger with Tutor-Saliba. The following table provides an analysis of our backlog by business segment for the year ended December 31, 2008.

	Backlog at	New Business	Revenue	Backlog at
	December 31, 2007	Awarded (1)	Recognized	December 31, 2008
	(in millions)
Building	$ 6,981.7	$ 3,896.9	$ (5,146.6)	$ 5,732.0
Civil	457.9	380.8	(310.7)	528.0
Management Services	128.1	490.8	(203.0)	415.9
Total	$ 7,567.7	$ 4,768.5	$ (5,660.3)	$ 6,675.9

(1)	New business awarded consists of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

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

Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our construction business involves making significant estimates and assumptions in the normal course of business relating to our contracts and our joint venture contracts due to, among other things, the one-of-a-kind nature of most of our projects, the long-term duration of our contract cycle and the type of contract utilized. Therefore, management believes that the “Method of Accounting for Contracts” is the most important and critical accounting policy. The most significant estimates with regard to these financial statements relate to the estimating of total forecasted construction contract revenues, costs and profits in accordance with accounting for long-term contracts (see Note 1(d) of Notes to Consolidated Financial Statements) and estimating potential liabilities in conjunction with certain contingencies, including the outcome of pending or future litigation, arbitration or other dispute resolution proceedings relating to contract claims (see Note 9 of Notes to Consolidated Financial Statements). Actual results could differ from these estimates and such differences could be material.

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

The amount of unapproved change order and claim revenue is included in our balance sheet as part of costs and estimated earnings in excess of billings. The amount of costs and estimated earnings in excess of billings relating to unapproved change orders and claims included in our balance sheet at December 31, 2008 and 2007 is summarized below:

	December 31,
	2008	2007
	(in thousands)

Unapproved Change Orders	$ 16,401	$ 9,313
Claims	68,682	56,102
	$ 85,083	$ 65,415

Of the balance of unapproved change orders and claims included in costs and estimated earnings in excess of billings at December 31, 2008 and December 31, 2007, approximately $56.6 million and $45.3 million respectively, are amounts subject to pending litigation or dispute resolution proceedings as described in Item 3, “Legal Proceedings” and Note 9, “Contingencies and Commitments” of Notes to Consolidated Financial Statements for the respective periods. These amounts are management’s estimate of the probable cost recovery from the disputed claims considering such factors as evaluation of entitlement, settlements reached to date and our experience with the customer. In the event that future facts and circumstances, including the resolution of disputed claims, cause us to reduce the aggregate amount of our estimated probable cost recovery from the disputed claims, we will record the amount of such reduction against earnings in the relevant future period.

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

Billings in excess of costs and estimated earnings represents the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method. Costs and estimated earnings in excess of billings represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over contract billings to date. Costs and estimated earnings in excess of billings results when (1) the appropriate contract revenue amount has been recognized in accordance with the percentage of completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or (2) costs, recorded at estimated realizable value, related to unapproved change orders or claims are incurred. For unapproved change orders or claims that cannot be resolved in accordance with the normal change order process as defined in the contract, we may employ other dispute resolution methods, including mediation, binding and non-binding arbitration, or litigation. See Item 3 – “Legal Proceedings” and Note 9, “Contingencies and Commitments” of Notes to Consolidated Financial Statements. The prerequisite for billing unapproved change orders and claims is the final resolution and agreement between the parties. Costs and estimated earnings in excess of billings related to our contracts and joint venture contracts at December 31, 2008 is discussed above under “Use of Estimates” and in Note 1(d) of Notes to Consolidated Financial Statements.

Impairment of Goodwill and Other Intangible Assets - We test goodwill and intangible assets with indefinite lives, primarily trade names and contractor license, for impairment by applying a fair value test in the fourth quarter of each year and between annual tests if events occur or circumstances change which suggest that the goodwill or indefinite-lived intangible assets should be evaluated. Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable.

When testing goodwill, we compare the fair value of the reporting unit to its carrying value. If the carrying value exceeds the fair value, we determine the fair value of the reporting unit’s individual assets and liabilities and calculate the implied fair value of goodwill. The impairment charge equals the excess of the carrying value of goodwill, if any, over the implied fair value of goodwill. To determine the fair value of the reporting unit, we primarily use the income approach which is based on the cash flows that the reporting unit expects to generate in the future. This income valuation method requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multi-year period, as well as determine the weighted-average cost of capital to be used as a discount rate. Impairment assessment inherently involves management judgments as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. We also use the market valuation method to estimate the fair value of our reporting units by utilizing industry multiples of operating earnings. When calculating impairment for intangible assets with indefinite lives, we compare the fair value of these assets as determined by the income valuation method to the carrying value. The impairment charge equals the excess of the carrying value of the asset, if any, over its fair value. In the fourth quarter of 2008, we recorded goodwill and intangible asset pretax impairment charges totaling $224.5 million ($202.8 million after taxes). The impairment charges were due to degradation in the timing of cash flows caused by delays, postponements and reduction in scope of certain projects that we were anticipating to enter into backlog in 2008 or 2009, exacerbated by the global economic conditions experienced in the fourth quarter of 2008. No impairment charges were recorded in 2007 and 2006.

Fair Value Measurements – We adopted the provisions of SFAS No. 157 – Fair Value Measurements (“SFAS 157”) effective January 1, 2008 relating to financial instruments. We determined that we utilize unobservable (Level 3) inputs in determining the fair value of our investments in auction rate securities, valued at $103.4 million as of December 31, 2008. All of these instruments are classified as available for sale securities as of December 31, 2008. We have determined the estimated fair values of these securities utilizing a discounted cash flow analysis as of

December 31, 2008. In addition, we obtained an independent valuation of most of our auction rate security instruments and considered these valuations in determining the estimated fair values of the auction rate securities in our portfolio. Our analyses considered, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and estimates of the next time the security is expected to have a successful auction or return to full par value.

In conjunction with our estimates of fair value at December 31, 2008, we recorded a $5.8 million pretax impairment charge in 2008. Of this $5.8 million impairment charge, $2.6 million was deemed to be other-than-temporary, thereby resulting in a charge to income. The $3.2 million balance of the impairment charge was deemed to be temporary thereby resulting in a charge to stockholders’ equity. See Note 3 of Notes to Consolidated Financial Statements for more information.

Share-based Compensation - We have granted restricted stock units and stock options to certain employees and non-employee directors. We recognize compensation expense for all share-based payments granted after June 30, 2005 in accordance with SFAS No. 123R – Share-Based Payment (“SFAS 123R”). Under the fair value recognition provisions of SFAS 123R, we recognize share-based compensation expense net of an estimated forfeiture rate and only recognize compensation expense for those shares expected to vest on a straight-line basis over the requisite service period of the award (which corresponds to the vesting period). Determining the appropriate fair value model and calculating the fair value of stock option awards requires the input of highly subjective assumptions, including the expected life of the stock option awards and the expected volatility of our stock price over the life of the awards. We used the Black-Scholes option pricing model to value our stock option awards, and utilized the historical volatility of our common stock as a reasonable estimate of the future volatility of our common stock over the expected life of the awards. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change which require the use of different assumptions, share-based compensation expense could be materially different in the future. In addition, SFAS 123R requires us to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from the estimate, share-based compensation expense could be significantly different from what has been recorded through December 31, 2008.

Insurance Liabilities – We assume the risk for the amount of the self-insured deductible portion of the losses and liabilities primarily associated with workers' compensation and general liability coverage.  In addition, on certain projects, we assume the risk for the amount of the self-insured deductible portion of losses that arise from any subcontractor defaults.   Losses are accrued based upon our estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry.  The estimate of our insurance liability within our self-insured deductible limits includes an estimate of incurred but not reported claims based on data compiled from historical experience.  Actual experience could differ significantly from these estimates and could materially impact our consolidated financial position and results of operations.  We purchase varying levels of insurance from third parties, including excess liability insurance, to cover losses in excess of our self-insured deductible limits.  Currently, our self-insured deductible limit for workers' compensation and general liability coverage is generally $1.0 million per occurrence and our maximum self-insured deductible limit for subcontractor default on projects covered under our program is $1.5 million per occurrence.

Accounting for Income Taxes – Information relating to our provision for income taxes and the status of our deferred tax assets and liabilities is presented in Note 6, “Income Taxes” of Notes to Consolidated Financial Statements. A key assumption in the determination of our book tax provision is the amount of the valuation allowance, if any, required to reduce the related deferred tax assets. The net deferred tax assets reflect management’s estimate of the amount which will, more likely than not, reduce future taxable income.

In June 2006, the Financial Accounting Standards Board issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standards No.109. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. We adopted the provisions of FIN 48 on January 1, 2007. There was no impact on our total liabilities or stockholders’ equity. We identified and reviewed potential tax uncertainties in accordance with FIN 48 and determined that the exposure to those uncertainties did not have a material impact on our results of operations or financial condition as of December 31, 2008.

Defined Benefit Retirement Plan – The status of our defined benefit pension plan obligations, related plan assets and cost is presented in Note 8 of Notes to Consolidated Financial Statements entitled “Employee Benefit Plans”. Plan obligations and annual pension expense are determined by actuaries using a number of key assumptions which include, among other things, the discount rate and the estimated future return on plan assets. The discount rate of 6.41% used for purposes of computing the 2008 annual pension expense was determined at the beginning of the calendar year based upon an analysis performed by our actuaries which matches the cash flows of our plan’s projected liabilities to bond investments of similar amounts and durations. We plan to change the discount rate used for computing the 2009 annual pension expense to 6.29% based upon a similar analysis by our actuaries.

The estimated return on plan assets is primarily based on historical long-term returns of equity and fixed income markets according to our targeted allocation of plan assets (75% equity and 25% fixed income). We plan to continue to use a return on asset rate of 7.5% in 2009 based on projected equity and bond market performance compared to long-term historical averages.

The plans’ benefit obligations exceeded the fair value of plan assets on December 31, 2008, 2007, and 2006. Accordingly, we adjusted our accrued pension liability by an increase of $24.0 million in 2008, and by decreases of $6.2 million in 2007 and $5.9 million in 2006, with the offset to accumulated other comprehensive income (loss), an increase (reduction) in stockholders’ equity.

Effective June 1, 2004, all benefit accruals under our pension plan were frozen; however, the vested benefit was preserved. Due to the expected increase in amortization of prior years’ investment losses, we anticipate that pension expense will increase from $1.3 million in 2008 to $1.7 million in 2009. Cash contributions to our defined benefit pension plan are anticipated to be approximately $7.0 million in 2009. Cash contributions may vary significantly in the future depending upon asset performance and the interest rate environment.

Results of Operations -

2008 Compared to 2007

In 2008, revenues increased by $1,031.9 million to a record $5,660.3 million and gross profit increased by $84.3 million. Income from construction operations decreased by $166.2 million, from a profit of $141.0 million to a loss of $25.2 million, and net income decreased by $172.2 million, from a profit of $97.1 million to a loss of $75.1 million, due to the recognition of a $224.5 million pretax non-cash impairment charge relating to goodwill and other intangible assets. Had we not had to record the impairment charge in 2008, we would have achieved a record for income from construction operations and net income for the third consecutive year. Excluding the non-cash impairment charge, our strong performance in 2008 was led by our building and management services segments. In addition, our civil segment returned to profitability in 2008. The increase in revenues and profit (before the impairment charge) primarily reflects the conversion of our substantial building segment backlog into revenues and profit as expected and the impact of the merger with Tutor-Saliba.

	Revenues for the
	Year Ended December 31,			%
	2008	2007	Increase	Change
	(In millions)

Building	$ 5,146.6	$ 4,248.8	$ 897.8	21.1%
Civil	310.7	234.8	75.9	32.3%
Management Services	203.0	144.8	58.2	40.2%
Total	$ 5,660.3	$ 4,628.4	$ 1,031.9	22.3%

Overall revenues increased by $1,031.9 million (or 22.3%), from $4,628.4 million in 2007 to $5,660.3 million in 2008. This increase was due primarily to an increase in building construction revenues of $897.8 million (or 21.1%), from $4,248.8 million in 2007 to $5,146.6 million in 2008, primarily as a result of the conversion of our substantial building segment backlog into revenues as expected, led by an increased volume of work in the hospitality and gaming, healthcare and office building markets in Las Vegas and California. The addition of Tutor-Saliba in September 2008 resulted in an increase of $405.6 million in building construction revenues in 2008. Civil construction revenues increased by $75.9 million (or 32.3%), from $234.8 million to $310.7 million in 2008, due primarily to the addition of Tutor-Saliba. Management services revenues increased by $58.2 million (or 40.2%), from $144.8 million in 2007 to $203.0 million in 2008, due to the addition of Tutor-Saliba’s Black Construction operation in Guam and a slightly higher volume of work in Iraq.

Impact of Impairment Charge in 2008

Our 2008 income from construction operations was materially impacted by a $224.5 million pretax impairment charge. This impairment charge reflects the write-down to fair value of goodwill and certain other indefinite-lived intangible assets initially recorded in connection with our merger with Tutor-Saliba in September 2008. The pretax impairment charge related to the indefinite-lived intangible assets, excluding goodwill, amounted to a total of $57.6 million, of which $50.8 million related to the building segment, $6.0 million related to the civil segment, and $0.8 million related to the management services segment. These indefinite-lived intangible assets consist of trade names and various contractors’ licenses. The pretax impairment charge related to goodwill amounted to a total of $166.9 million, of which $146.8 million related to the building segment and $20.1 million related to the management services segment. We performed our annual impairment test of goodwill and other indefinite-lived intangible in the fourth quarter of 2008 in accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets.” In performing this test, we used the income method to estimate the fair value of the reporting units. Due to the global financial crisis and significant global economic conditions experienced during the fourth quarter of 2008, we have experienced delays, postponements and reductions in scope of certain construction projects that we were anticipating to enter backlog in 2008 or 2009. As a result of these delays, postponements and reductions in scope, the projected cash flows of the Tutor-Saliba reporting units have decreased considerably from those initially anticipated prior to the completion of the merger, thereby resulting in a lower fair value of the Tutor-Saliba reporting units and a corresponding impairment in the amount of goodwill and indefinite-lived intangible assets recorded in connection with the merger. These impairment charges relating to goodwill and indefinite-lived intangible assets are non-cash and therefore do not affect our cash position, liquidity or have any impact on future operating results.

The following table summarizes by segment the income (loss) from construction operations before and after the impairment charge.

	Income (Loss) from Construction
	Operations for the		Increase
	Year Ended December 31,		(Decrease)%
	2008	2007	In Income	Change
	(In millions)

Building before impairment charge	$ 151.8	$ 127.5	$ 24.3	19.1%
Impairment charge	(197.6)	-	(197.6)
Building, net	(45.8)	127.5	(173.3)	(135.9)%

Civil before impairment charge	28.1	(13.0)	41.1
Impairment charge	(6.0)	-	(6.0)
Civil, net	22.1	(13.0)	35.1

Management Services before impairment charge	41.5	49.4	(7.9)	(16.0)%
Impairment charge	(20.9)	-	(20.9)
Management Services, net	20.6	49.4	(28.8)	(58.3)%

Subtotal before impairment charge	221.4	163.9	57.5	35.1%
Impairment charge	(224.5)	-	(224.5)
Subtotal, net of impairment charge	(3.1)	163.9	(167.0)	(101.9)%

Less: Corporate	(22.1)	(22.9)	0.8	(3.5)%

Total, before impairment charge	199.3	141.0	58.3	41.3%
Impairment charge	(224.5)	-	(224.5)
Total, net of impairment charge	$ (25.2)	$ 141.0	$ (166.2)	(117.9)%

Income (Loss) from Construction Operations, before Impairment Charge

The following discussion of income from construction operations in 2008 and 2007 has been prepared on a pre-impairment charge basis in order to enable users of this information to better compare normal operating results of each segment between the two periods. Since the impairment charge impacts 2008 only and does not affect revenues, cost of revenues or general expenses we incur to conduct our day-to-day construction operations, management believes the following discussion, analysis and comparison of 2008 and 2007 operating results in more meaningful to users when prepared on a pre-impairment charge basis.

Building construction income from operations before the impairment charge increased by $24.3 million (or 19.1%), from $127.5 million in 2007 to $151.8 million in 2008, due primarily to the significant increase in revenues discussed above, including the addition of Tutor-Saliba. Building construction income from operations was reduced by an $21.0 million increase in building construction-related general and administrative expenses, due primarily to increases driven by changes in revenue volume and a $12.2 million increase resulting from the addition of Tutor-Saliba. In addition, the increase in building construction-related general and administrative expenses included a $1.5 million increase due to marketing and preconstruction efforts relating to potential projects in Dubai, and a $1.1 million increase in amortization of stock-based compensation.

Civil construction income from operations before the impairment charge increased by $41.1 million, from a loss of $13.0 million in 2007 to a profit of $28.1 million in 2008. The addition of Tutor-Saliba made a significant positive impact on the 2008 civil construction income from operations along with improved operating results from both our New York Civil and Cherry Hill operations. The loss in 2007 was due primarily to recording a charge with respect to the matter discussed in Note 9(c) of Notes to Consolidated Financial Statements. Had that charge in 2007 not been recorded, the civil construction segment would still have experienced a loss from operations of approximately $3.0 million due primarily to (i) downward profit adjustments recorded on a bridge rehabilitation project and on two mass transit projects in metropolitan New York, and (ii) an increase in civil construction-related general and administrative expenses, due primarily to a decrease in the number of active projects, as well as an increase in legal fees relating to open legal matters. The matter discussed in Note 9(c) of Notes to Consolidated Financial Statements has not been settled. As a result, the potential for a further charge (or credit) exists; however, management believes that the amount of such further charge or credit, if any, will not be material to the financial results of the Company or of the civil segment.

In conjunction with the increase in revenues discussed above, management services contributed significantly to our income from operations in 2008. However, management services income from operations before the impairment charge decreased by $7.9 million (or 16.0%), from $49.4 million in 2007 to $41.5 million in 2008, primarily reflecting the extraordinary operating results recorded in 2007 due to favorable performance on work in Iraq.

Overall income from construction operations was favorably impacted by a $0.8 million decrease in corporate general and administrative expenses, from $22.9 million in 2007 to $22.1 million in 2008, due primarily to a $4.2 million decrease in corporate stock-based compensation expense resulting from certain restricted stock units granted in 2006 through 2008. Largely offsetting this decrease were increases in certain outside professional fees related to the audit of our financial statements and an increase in legal fees related to the matters discussed in Note 9(i) of Notes to Consolidated Financial Statements.

Other income decreased by $5.8 million, from $15.4 million in 2007 to $9.6 million in 2008, due primarily to the recognition of a $2.6 million loss due to the adjustment of certain of our investments in auction rate securities to fair value in 2008, and a net loss of $0.6 million in 2008, as compared to a $0.6 million net gain in 2007, from the sale of certain parcels of developed land held for sale. In addition, interest income decreased by $0.9 million as a result of lower interest rates available on short-term cash investments during 2008.

Interest expense increased by $2.2 million, from $2.0 million in 2007 to $4.2 million in 2008. A reduction in interest expense due to the February 2007 repayment of our term loan in full was more than offset by increases in interest expense due to more extensive equipment financing in 2008 and to the $39.8 million of outstanding debt assumed in conjunction with the merger with Tutor-Saliba.

The provision for income taxes decreased by $2.0 million, from $57.3 million in 2007 to $55.3 million in 2008. For 2008, an effective tax rate of 37.6% was applied to pretax operating income, excluding the goodwill impairment charge of $166.9 million which is not tax deductible. The effective tax rate in 2007 was 37.1%.

Results of Operations –

2007 Compared to 2006

In 2007, revenues increased by $1,585.6 million to a record $4,628.4 million, gross profit increased by $79.5 million, income from construction operations increased by $70.1 million, and net income increased by $55.6 million (or 134.0%) to a record $97.1 million. Our strong performance in 2007 was led by our building and management services segments. The increase in revenues and profit primarily reflects the conversion of our substantial building segment backlog into revenues and profit as expected. In addition, our management services segment also made a significant contribution to our 2007 operating results.

	Revenues for the
	Year Ended December 31,		Increase	%
	2007	2006	(Decrease)	Change
	(In millions)

Building	$ 4,248.8	$ 2,515.1	$ 1,733.7	68.9%
Civil	234.8	281.1	(46.3)	(16.5)%
Management Services	144.8	246.6	(101.8)	(41.3)%
Total	$ 4,628.4	$ 3,042.8	$ 1,585.6	52.1%

Overall revenues increased by $1,585.6 million (or 52.1%), from $3,042.8 million in 2006 to $4,628.4 million in 2007. This increase was due primarily to an increase in building construction revenues of $1,733.7 million (or 68.9%), from $2,515.1 million in 2006 to $4,248.8 million in 2007, primarily as a result of the conversion of our substantial building segment backlog into revenues as expected, led by an increased volume of work in the hospitality and gaming market as a result of the significant new contract awards we received in the latter half of 2005 and in 2006. Civil construction revenues decreased by $46.3 million (or 16.5%), from $281.1 million in 2006 to $234.8 million in 2007, due primarily to the timing of the start-up of new work. Management services revenues decreased by $101.8 million (or 41.3%), from $246.6 million in 2006 to $144.8 million in 2007, due primarily to the completion of our nuclear power plant maintenance and modification contract with Exelon as of December 31, 2006 and to a lower volume of work in Iraq.

	Income (Loss) from Construction
	Operations for the		Increase
	Year Ended December 31,		(Decrease)%
	2007	2006	In Income	Change
	(In millions)

Building	$ 127.5	$ 59.3	$ 68.2	115.0%
Civil	(13.0)	1.8	(14.8)
Management Services	49.4	34.3	15.1	44.0%
Subtotal	163.9	95.4	68.5	71.8%

Less: Corporate	(22.9)	(24.5)	1.6	6.5%
Total	$ 141.0	$ 70.9	$ 70.1	98.9%

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

Civil construction income from operations decreased by $14.8 million, from a profit of $1.8 million in 2006 to a loss of $13.0 million in 2007. Civil construction income from operations in 2006 reflected downward profit adjustments recorded on several projects in the mid-Atlantic and southeast regions, including a roadway project in Maryland, while the loss in 2007 was due primarily to recording a charge with respect to the matter discussed in Note 9(c) of Notes to Consolidated Financial Statements. Had that charge in 2007 not been recorded, the civil construction segment would still have experienced a loss from operations of approximately $3.0 million due primarily to (i) downward profit adjustments recorded on a bridge rehabilitation project and on two mass transit projects in metropolitan New York, and (ii) an increase in civil construction-related general and administrative expenses, due primarily to a decrease in the number of active projects, as well as an increase in legal fees relating to open legal matters.

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

Interest expense decreased by $1.9 million, from $3.8 million in 2006 to $1.9 million in 2007, due primarily to the February 22, 2007 repayment of our term loan in full.

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

Potential Impact of Current Economic Conditions

Current instability of the financial markets in the United States and overseas has made it difficult for certain of our customers, including state and local governments, to access the credit markets to obtain financing or refinancing, as the case may be, to fund new construction projects on satisfactory terms or at all. State and local governments also are facing potentially significant budget shortfalls as a result of declining tax and other revenues, which may cause them to defer or cancel planned infrastructure projects. Our backlog has decreased in 2008 as we have encountered increased levels of deferrals and delays related to anticipated new construction projects, primarily during the fourth quarter of 2008. Difficulty in obtaining adequate financing due to the unprecedented disruption in the credit markets may continue to maintain or increase the rate at which our customers defer, delay, cancel or reduce the scope of proposed new construction projects.

Liquidity and Capital Resources

Cash and Working Capital

Effective September 8, 2008, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, as Agent. The Credit Agreement amends and replaces in its entirety a previously existing credit agreement dated February 25, 2007, as amended on May 7, 2008, and allows us to borrow up to $155 million on a revolving credit basis (the “Revolving Facility”), with a $50 million sublimit for letters of credit, and an additional $110.6 million under a supplementary facility (the “Supplementary Facility”) to the extent that the $155 million base facility has been fully drawn. The total amount available to borrow under the Supplementary Facility reduces upon the sale of all or any portion of the $111.7 million face value of auction rate securities held in our investment portfolio as of September 8, 2008. Subsequent to September 8, 2008, we have sold auction rate securities with a face value in the amount of $1.1 million. This Supplementary Facility provides us with access to a source of liquidity should the need arise. On February 23, 2009, the Credit Agreement was amended, effective December 31, 2008, to modify certain financial covenants to accommodate the impact of the $224.5 million impairment charge recorded in 2008 and to extend the maturity date of the Supplementary Facility to December 31, 2010. The termination date of the Revolving Facility is February 22, 2012. We did not borrow under the Revolving Facility during 2007 or 2008. We had $247.7 million available to borrow under the Credit Agreement at December 31, 2008, including outstanding letters of credit. For a description of additional material terms of the Credit Agreement, see Note 5 of Notes to Consolidated Financial Statements.

Cash and cash equivalents consist of amounts held by us as well as our proportionate share of amounts held by construction joint ventures. Cash held by us is available for general corporate purposes while cash held by construction joint ventures is available only for joint venture-related uses. Joint venture cash and cash equivalents are not restricted to specific uses within those entities; however, the terms of the joint venture agreements limit our ability to distribute those funds and use them for corporate purposes. Cash held by construction joint ventures is distributed from time to time to us and to the other joint venture participants in accordance with our respective percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by us from our construction joint ventures are then available for general corporate purposes. At December 31, 2008 and December 31, 2007, cash held by us and available for general corporate purposes was $342.3 million and $426.8 million, respectively, and our proportionate share of cash held by joint ventures and available only for joint venture-related uses was $43.9 million and $32.4 million, respectively. At December 31, 2008 and December 31, 2007, our cash balance included $6.0 million and $25.0 million, respectively, which represents an advance received from a project owner to be used to fund subcontract work on a specific project under certain circumstances. We have included these amounts in our contract billings and they are included as a component of “billings in excess of costs and estimated earnings” in the Consolidated Balance Sheets at December 31, 2008 and December 31, 2007.

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

A summary of cash flows for each of the years ended December 31, 2008, 2007 and 2006 is set forth below:

	Year Ended December 31,
	2008	2007	2006
	(In millions)
Cash flows provided (used) by:
Operating activities	$ 126.1	$ 281.5	$ 116.9
Investing activities	(72.1)	(25.6)	(18.0)
Financing activities	(127.0)	(22.2)	(13.2)
Net (decrease) increase in cash	(73.0)	233.7	85.7
Cash at beginning of year	459.2	225.5	139.8
Cash at end of year	$ 386.2	$ 459.2	$ 225.5

During 2008, we generated $126.1 million in cash flow from operating activities. The positive cash flow from operating activities is primarily due to the substantial increase in our building segment revenues as well as favorable operating results in our civil and management services segments. We used $72.1 million in cash to fund investing activities, principally the purchase of auction rate securities, corporate aircraft and construction equipment to be used primarily in our civil construction operations, net of a $92.1 million cash balance recorded in connection with the merger with Tutor-Saliba because the consideration paid in the merger was equity and not cash. We used $127.0 million in cash to fund our financing activities, principally $58.5 million for the repayment of shareholder notes payable assumed in the merger with Tutor-Saliba, $38.7 million for the repayment of debt, and $31.8 million for the purchase of common stock in connection with our common stock repurchase program which was instituted in November 2008. The debt repayments include $28.8 million of debt assumed in connection with the merger with Tutor-Saliba. Due to the use of cash in our investing and financing activities, our cash balance deceased by $73.0 million during 2008.

During 2007, we generated $281.5 million in cash flow from operating activities. The substantial increase in cash flow from operating activities compared to 2006 is primarily due to the substantial increase in our building segment revenues as well as favorable operating results in our management services segment. Cash flow from operating activities was partly used to fund $22.2 million in financing activities, primarily to pay in full the remaining $22.5 million balance outstanding on our term loan in conjunction with the closing of our new revolving credit facility in February 2007, and to pay down debt assumed in conjunction with the acquisition of Cherry Hill; and to partly fund $25.6 million in investing activities, principally for the purchase of construction equipment and property to be used in support of our building construction operations, and to purchase a net $8.0 million of auction rate securities for short-

term investment purposes. As a result, we increased our cash balance by $233.7 million during 2007.

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

Working capital increased, from $194.0 million at the end of 2006 to $225.0 million at December 31, 2008. The amount of working capital would have been substantially higher at December 31, 2008; however, due to the current overall liquidity concerns in capital markets and our likely inability to liquidate our investments in auction rate securities in the near term, we classified $104.8 million of these investments as long-term at December 31, 2008. For a description of our accounting for auction rate securities, see Note 3 of Notes to Consolidated Financial Statements. Accordingly, the current ratio decreased from 1.22x at December 31, 2006 to 1.13x at December 31, 2008.

Long-term Investments

We hold a variety of highly rated (primarily AAA or AA) interest bearing auction rate securities that generally represent interests in pools of either interest bearing student loans or municipal bond issues. These auction rate securities provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals, typically every 7 or 28 days. In the event that such auctions are unsuccessful, the holder of the securities is not able to access these funds until a future auction of these investments is successful. An unsuccessful auction results in a lack of liquidity in the securities but does not signify a default by the issuer. Upon an unsuccessful auction, the interest rates do not reset at a market rate but instead reset based upon a formula contained in the security, which rate is generally higher than the current market rate. At December 31, 2007, we had $8.0 million invested in auction rate securities. During the first quarter of 2008, we made substantial additional investments in auction rate securities. Since mid-February 2008, regularly scheduled auctions for these securities started to fail throughout the market at a significant rate. At that time, we had $181.9 million invested in auction rate securities. Since then, we have been successful in liquidating at par value a significant portion of our investment in auction rate securities. At December 31, 2008, we had investments in auction rate securities of $104.8 million which are reflected at fair value after recognition of a $5.8 million pretax impairment charge in 2008. Of this $5.8 million impairment charge, $2.6 million was deemed to be other-than-temporary, thereby resulting in a charge to income. The $3.2 million balance of the impairment charge was deemed to be temporary, thereby resulting in a charge to stockholders’ equity. These investments are considered to be “available-for-sale” and are classified as long-term investments. Our investment policy is to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. The current overall liquidity concerns in capital markets have affected our ability to liquidate many of our investments in auction rate securities. Based on our ability to access our cash equivalent investments, our anticipated operating cash flows, and our available Revolving Facility and our Supplemental Facility discussed above, we do not expect that the short-term lack of liquidity of our auction rate security investments will materially affect our overall liquidity position or our ability to execute our current business plan.

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

Long-term Debt

Long-term debt, excluding current maturities of $18.7 million, was $61.6 million at December 31, 2008, an increase of $48.2 million from December 31, 2007, due primarily to long-term debt we assumed in conjunction with the merger with Tutor-Saliba, as well as the financing of construction and transportation equipment purchases. Our outstanding debt is secured by the underlying assets. Approximately $75.5 million of the $80.3 million in debt outstanding at December 31, 2008 carries interest at a fixed rate. Due to an increase in stockholders’ equity as a result of the 23 million shares of common stock issued in the merger with Tutor-Saliba, the long-term debt to equity ratio was .05x at December 31, 2008, compared to .04x at December 31, 2007.

Contractual Obligations

Our outstanding contractual obligations as of December 31, 2008 are summarized in the following table:

	Payments Due by Period
	(In thousands)
			Less Than					More Than
	Total		1 Year	1-3 Years		3-5 Years		5 Years

Total debt, excluding interest	$ 80,254	(a)	$ 18,674	$ 35,643		$ 7,888		$ 18,049
Interest payments on debt	14,934		4,587	5,246		2,814		2,287
Operating leases, net	49,739		12,795	15,413		9,235		12,296
Purchase obligations	191		191	-		-		-
Unfunded pension liability	30,268		7,215	14,430	(b)	8,623	(b)	-

Total contractual obligations	$ 175,386		$ 43,462	$ 70,732		$ 28,560		$ 32,632

(a)	Includes capital leases in the amount of $389.
(b)	Assumes annual pension fund contributions equal to the contribution amount anticipated in 2009.

Stockholders' Equity

Our book value per common share was $23.56 at December 31, 2008, compared to $13.65 at December 31, 2007, and $9.18 at December 31, 2006. The major factors impacting stockholders’ equity during the three year period were the 23.0 million shares issued in conjunction with the merger with Tutor-Saliba; the net income (loss) recorded in all three years; the annual amortization of restricted stock compensation expense; common stock options and stock purchase warrants exercised; the income tax benefit attributable to stock-based compensation; the redemption of the remaining outstanding shares of $21.25 Preferred Stock in May 2006; and preferred stock dividends accrued in 2006 prior to redemption. Also, we were required to adjust our accrued pension liability by an increase of $24.0 million in 2008, decreases of $6.2 million and $5.9 million in 2007 and 2006, respectively, and a cumulative increase of $29.6 million in prior years, with the offset to accumulated other comprehensive loss, in accordance with SFAS 87, which resulted in an aggregate $41.5 million pretax accumulated other comprehensive loss reduction in stockholders’ equity at December 31, 2008 (see Note 8 of Notes to Consolidated Financial Statements.) Adjustments to the amount of this accrued pension liability will be recorded in future years based upon periodic re-evaluation of the funded status of our pension plans.

Dividends

Common Stock

There were no cash dividends declared or paid on our outstanding common stock during the three years ended December 31, 2008.

Related Party Transactions

Prior to our merger with Tutor-Saliba, we were party to an agreement with Tutor-Saliba and Ronald N. Tutor, Chief Executive Officer and primary beneficial owner of Tutor-Saliba, to provide certain management services. Mr. Tutor has been our Chairman and Chief Executive Officer since March 2000. Tutor-Saliba participated in joint ventures with us before the merger. Our share of revenue from these joint ventures amounted to $61.3 million, $70.6 million and $41.4 million in 2008 prior to our merger with Tutor-Saliba, 2007 and 2006, respectively. In addition, in January 2008, Tutor-Saliba acquired a plumbing contractor which had subcontracts with the Company totaling approximately $63.7 million.

We lease certain facilities from Mr. Tutor and an affiliate owned by Mr. Tutor under non-cancelable operating lease agreements with monthly payments of $140,000, which increase at 3% per annum beginning July 1, 2007 and expiring in July 31, 2016. Lease expense for these leases recorded on a straight-line basis was $0.7 million for the four months ended December 31, 2008.

We participate in joint ventures with O&G Industries, a Connecticut-based construction company of which Raymond R. Oneglia is the Vice Chairman and a major shareholder. O&G Industries owned approximately 1.2% of our outstanding common stock as of December 31, 2008 and Mr. Oneglia is a member of our Board of Directors, including being a member of the Audit Committee. Our share of revenues from these joint ventures amounted to $0.3 million, $3.1 million and $37.9 million in 2008, 2007 and 2006, respectively.

For details of compensation to Mr. Tutor, arrangements with O&G Industries, and other information on related party transactions, see Note 14 of Notes to Consolidated Financial Statements.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 157, “Fair Value Measurements,” (“SFAS 157”) which clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. SFAS 157 applies under other accounting pronouncements that currently require or permit fair value measurements. We adopted SFAS 157 on January 1, 2008, as required. In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, the application of SFAS 157 relating to our non-financial assets and non-financial liabilities will be adopted prospectively beginning January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of SFAS No. 115,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted SFAS 159 on January 1, 2008, as required. We did not elect the fair value measurement option for any of our financial assets or liabilities. Therefore, the adoption of SFAS 159 had no impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for us beginning January 1, 2009 and we will apply the provisions of SFAS 141(R) prospectively to any business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of Accounting Research Bulletin No. 51,” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for us beginning January 1, 2009 and we will apply the provisions of SFAS 160 prospectively as of that date. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements and related disclosures.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133,” (“SFAS 161”). SFAS 161 is effective for us beginning January 1, 2009. SFAS 161 applies only to financial statement disclosures, and we do not expect the adoption of SFAS 161 to have a material impact on our consolidated financial statements and related disclosures.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." We do not expect the adoption of SFAS 162 to have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to borrowings under our credit agreement and our short- and long-term investment portfolios. Our revolving credit agreement is available for us to borrow, when needed, for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our credit agreement bear interest at the applicable LIBOR or base rate, as defined, and therefore we are subject to fluctuations in interest rates. During 2008 and 2007, we did not borrow under our revolving credit facility and the $22.5 million balance outstanding on a $30 million term loan was repaid in February, 2007. Our outstanding debt at December 31, 2008 totaled $80.3 million, of which approximately $75.5 million carries interest at a fixed rate. Accordingly, we do not believe our liquidity or our operations are subject to significant market risk for changes in interest rates.

We hold a variety of highly rated (primarily AAA or AA) interest bearing auction rate securities that generally represent interests in pools of either interest bearing student loans or municipal bond issues. These auction rate securities provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals, typically every 7 or 28 days. In the event that such auctions are unsuccessful, the holder of the securities is not able to access these funds until a future auction of these investments is successful. An unsuccessful auction results in a lack of liquidity in the securities but does not signify a default by the issuer. Upon an unsuccessful auction, the interest rates do not reset at a market rate but instead reset based upon a formula contained in the security, which rate is generally higher than the current market rate. At December 31, 2007, we had $8.0 million invested in auction rate securities. During the first quarter of 2008, we made substantial additional investments in auction rate securities. Since mid-February 2008, regularly scheduled auctions for these securities started to fail throughout the market at a significant rate. At that time, we had $181.9 million invested in auction rate securities. Since then, we have been successful in liquidating at par value a significant portion of our investment in auction rate securities. At December 31, 2008, we had investments in auction rate securities of $104.8 million which are reflected at fair value after recognition of a $5.8 million pretax impairment charge in 2008. Of this $5.8 million impairment charge, $2.6 million was deemed to be other-than-temporary, thereby resulting in a charge to income. The $3.2 million balance of the impairment charge was deemed to be temporary, thereby resulting in a charge to stockholders’ equity. These investments are considered to be “available-for-sale” and are classified as long-term investments. Our investment policy is to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. The current overall liquidity concerns in capital markets have affected our ability to liquidate many of our investments in auction rate securities. Based on our ability to access our cash equivalent investments, our anticipated operating cash flows, and our available Revolving Facility and our Supplemental Facility discussed above, we do not expect that the short-term lack of liquidity of our auction rate security investments will materially affect our overall liquidity position or our ability to execute our current business plan.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, and Supplementary Schedules are set forth in Item 15 in this report and are hereby incorporated in this Item 8 by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of December 31, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us and, although we have designed our disclosure controls and procedures to address the geographic diversity of our operations, this diversity inherently may limit the effectiveness of those controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting - There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In making our assessment of changes in internal control over financial reporting as of December 31, 2008, we have excluded the impact of the merger with Tutor-Saliba because this company was acquired in a merger on September 8, 2008. As part of our integration of Tutor-Saliba, we are in the process of incorporating our controls and procedures into the operations of Tutor-Saliba.

In connection with Rule 13a-15(b) under the Securities Exchange Act of 1934, we will continue to review and assess the adequacy of our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Management’s Report On Internal Control Over Financial Reporting - Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Exchange Act Rules 13a – 15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company completed the acquisition of Tutor-Saliba on September 8, 2008. Due to the timing of the acquisition, management has excluded Tutor-Saliba from our evaluation of effectiveness of internal control over financial reporting. The assets and revenues of Tutor-Saliba included in our financial statements as of and for the four months ended December 31, 2008 represent approximately 20% and 8% respectively, of our consolidated assets and revenues as of and for the year ended December 31, 2008. In making this assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2008. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, is included below in Item 9A under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Perini Corporation

Framingham, Massachusetts

We have audited the internal control over financial reporting of Perini Corporation (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Tutor-Saliba Corporation (“TSC”), which was acquired on September 5, 2008 and whose financial statements reflect total assets and revenues constituting 20% and 8% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.  Accordingly, our audit did not include the internal control over financial reporting at TSC. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements.

/s/Deloitte & Touche LLP

Boston, Massachusetts

February 27, 2009

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors is set forth in the sections entitled "Election of Directors " and “Corporate Governance” in the definitive proxy statement in connection with our Annual Meeting of Stockholders to be held on May 28, 2009 (the "Proxy Statement"), which sections are incorporated herein by reference. Information relating to our executive officers is set forth in Part I of this report under the caption “Executive Officers of the Registrant” and is hereby incorporated herein by reference.

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

The information required by Item 201(d) of Regulation S-K is set forth under the caption “Compensation Discussion and Analysis” in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

The information appearing under the captions “Certain Relationships and Related Party Transactions”, “Director Independence” and “Corporate Governance” in the Proxy Statement is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Fees Paid to Audit Firm” in the Proxy Statement is hereby incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PERINI CORPORATION AND SUBSIDIARIES

(a)1.	The following consolidated financial statements and supplementary financial information are filed as part of this report:
Pages
Consolidated Financial Statements of the Registrant

	Consolidated Balance Sheets as of December 31, 2008 and 2007	61 – 62

	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006	63

	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008, 2007 and 2006	64 – 65

	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	66 – 67

	Notes to Consolidated Financial Statements	68 – 105

	Report of Independent Registered Public Accounting Firm	106

(a)2.

All consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or in the Notes thereto.

(a)3.	Exhibits

The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on pages 107 through 109.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perini Corporation
(Registrant)

Dated: February 27, 2009	By: /s/Robert Band
Robert Band
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

(i) Principal Executive Officer
Ronald N. Tutor	Chairman and Chief Executive Officer	February 27, 2009

By: /s/Ronald N. Tutor
Ronald N. Tutor

(ii) Principal Financial Officer
Kenneth R. Burk	Senior Vice President and Chief Financial Officer	February 27, 2009

By: /s/Kenneth R. Burk
Kenneth R. Burk

(iii) Principal Accounting Officer
Peter J. Martinkus	Vice President and Controller	February 27, 2009

By: /s/Peter J. Martinkus
Peter J. Martinkus

(iv) Directors

Ronald N. Tutor	)
Marilyn A. Alexander	)
Peter Arkley	)
Robert Band	)
Willard W. Brittain, Jr.	)
Robert A. Kennedy	) /s/Robert Band
Michael R. Klein	) Robert Band
Robert L. Miller	) Attorney in Fact
Chrysostomos L. Nikias	)
Raymond R. Oneglia	)
Donald D. Snyder	) Dated: February 27, 2009

Perini Corporation and Subsidiaries

Consolidated Balance Sheets

December 31, 2008 and 2007

(In thousands, except share data)

Assets
	2008	2007
CURRENT ASSETS:
Cash, including cash equivalents of $333,869 and $459,188	$ 386,172	$ 459,188
Short-term investments	100	8,355
Accounts receivable, including retainage of $656,458 and $420,244	1,378,040	971,714
Costs and estimated earnings in excess of billings	115,706	74,397
Deferred tax asset	11,589	7,988
Other current assets	18,693	4,440
Total current assets	1,910,300	1,526,082

LONG-TERM INVESTMENTS	104,779	-

PROPERTY AND EQUIPMENT, at cost:
Land	27,082	17,371
Buildings and improvements	71,547	35,421
Construction equipment	169,714	63,918
Other equipment	107,253	17,372
	375,596	134,082
Less – Accumulated depreciation	47,116	38,645

Total property and equipment, net	328,480	95,437

GOODWILL	588,112	26,268

INTANGIBLE ASSETS, NET	125,026	4,141

OTHER ASSETS	16,381	2,187

	$ 3,073,078	$ 1,654,115

The accompanying notes are an integral part of these consolidated financial statements.

Perini Corporation and Subsidiaries

Consolidated Balance Sheets

December 31, 2008 and 2007

(In thousands, except share data)

Liabilities and Stockholders’ Equity
	2008	2007
CURRENT LIABILITIES:
Current maturities of long-term debt	$ 18,674	$ 7,374
Accounts payable, including retainage of $486,561 and $308,631	1,352,041	939,593
Billings in excess of costs and estimated earnings	192,442	183,242
Accrued expenses	122,094	102,352
Total current liabilities	1,685,251	1,232,561

LONG-TERM DEBT, less current maturities included above	61,580	13,358

DEFERRED INCOME TAXES	98,862	2,124

OTHER LONG-TERM LIABILITIES	89,159	37,738

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, $1 par value:
Authorized – 75,000,000 shares
Issued and outstanding – 48,319,223 shares and 26,986,746 shares	48,319	26,987
Additional paid-in capital	1,001,392	160,664
Retained earnings	123,060	198,200
Accumulated other comprehensive loss	(34,545)	(17,517)
Total stockholders' equity	1,138,226	368,334

	$ 3,073,078	$ 1,654,115

Perini Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

	2008	2007	2006

Revenues	$ 5,660,286	$ 4,628,358	$ 3,042,839

Cost of Operations	5,327,056	4,379,464	2,873,444

Gross Profit	333,230	248,894	169,395

General and Administrative Expenses	133,998	107,913	98,516

Goodwill and Intangible Asset Impairment	224,478	-	-

(LOSS) INCOME FROM CONSTRUCTION OPERATIONS	(25,246)	140,981	70,879

Other Income, Net	9,559	15,361	2,581
Interest Expense	(4,163)	(1,947)	(3,771)

(Loss) Income before Income Taxes	(19,850)	154,395	69,689

Provision for Income Taxes	(55,290)	(57,281)	(28,153)

NET (LOSS) INCOME	$ (75,140)	$ 97,114	$ 41,536

Less: Accrued Dividends on $21.25 Preferred Stock	-	-	(166)
Less: Excess of fair value over carrying value upon redemption of
$21.25 Preferred Stock	-	-	(253)

NET (LOSS) INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$ (75,140)	$ 97,114	$ 41,117

BASIC (LOSS) EARNINGS PER COMMON SHARE	$ (2.19)	$ 3.62	$ 1.56

DILUTED (LOSS) EARNINGS PER COMMON SHARE	$ (2.19)	$ 3.54	$ 1.54

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	34,272	26,819	26,308
Effect of Dilutive Stock Options, Warrants and Restricted Stock
Units	-	600	450
DILUTED	34,272	27,419	26,758

The accompanying notes are an integral part of these consolidated financial statements.

Perini Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands)

						Accumulated
		Stock		Additional		Other
	Preferred	Purchase	Common	Paid-In	Retained	Comprehensive
	Stock	Warrants	Stock	Capital	Earnings	Income (Loss )	Total
Balance - December 31, 2005	$ 19	$ 461	$ 26,038	$ 116,223	$ 67,885	$ (27,451)	$ 183,175
Net Income	-	-	-	-	41,536	-	41,536

Other comprehensive income:
Change in pension benefit plans	-	-	-	-	-	3,759	3,759
Total comprehensive income							45,295

Preferred Stock dividends accrued and paid	-	-	-	-	(166)	-	(166)

Common Stock options exercised	-	-	229	847	-	-	1,076

Excess income tax benefit from stock-based compensation	-	-	-	2,423	-	-	2,423

Restricted stock compensation expense	-	-	-	17,105	-	-	17,105

Redemption of Preferred Stock	(19)	-	-	3,543	(8,169)	-	(4,645)

Issuance of Common Stock, net	-	-	287	(691)	-	-	(404)

Balance - December 31, 2006	$ -	$ 461	$ 26,554	$ 139,450	$ 101,086	$ (23,692)	$ 243,859
Net Income	-	-	-	-	97,114	-	97,114

Other comprehensive income:
Change in pension benefit plans	-	-	-	-	-	6,175	6,175
Total comprehensive income							103,289

Common Stock options and
stock purchase warrants exercised	-	(461)	267	1,095	-	-	901

Excess income tax benefit from stock-based compensation	-	-	-	5,712	-	-	5,712

Restricted stock compensation expense	-	-	-	14,427	-	-	14,427

Issuance of Common Stock, net	-	-	166	(20)	-	-	146

Balance - December 31, 2007	$ -	$ -	$ 26,987	$ 160,664	$ 198,200	$ (17,517)	$ 368,334

Perini Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity (continued)

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands)

						Accumulated
		Stock		Additional		Other
	Preferred	Purchase	Common	Paid-In	Retained	Comprehensive
	Stock	Warrants	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2007	$ -	$ -	$ 26,987	$ 160,664	$ 198,200	$ (17,517)	$ 368,334
Net Loss	-	-	-	-	(75,140)	-	(75,140)

Other comprehensive loss:
Change in pension benefit plans	-	-	-	-	-	(14,922)	(14,922)
Change in fair value of investments	-	-	-	-	-	(2,005)	(2,005)
Foreign currency translation	-	-	-	-	-	(101)	(101)
Total comprehensive loss							(92,168)

Common Stock issued in acquisition of
Tutor-Saliba Corporation	-	-	22,987	858,476	-	-	881,463

Common Stock purchased under share repurchase program	-	-	(2,004)	(29,793)	-	-	(31,797)

Excess income tax benefit from stock-based compensation	-	-	-	533	-	-	533

Stock-based compensation expense	-	-	-	12,145	-	-	12,145

Issuance of Common Stock, net	-	-	349	(633)	-	-	(284)
Balance - December 31, 2008	$ -	$ -	$ 48,319	$ 1,001,392	$ 123,060	$ (34,545)	$ 1,138,226

The accompanying notes are an integral part of these consolidated financial statements.

Perini Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
Cash Flows from Operating Activities:
Net (loss) income	$ (75,140)	$ 97,114	$ 41,536

Adjustments to reconcile net (loss) income to net cash from operating activities:
Goodwill and intangible asset impairment	224,478	-	-
Depreciation	12,345	9,225	7,549
Amortization of intangible assets and deferred expenses	15,251	1,718	2,378
Stock-based compensation expense	12,145	14,427	17,105
Adjustment of investments to fair value	2,721	-	-
Excess income tax benefit from stock-based compensation	(533)	(5,712)	(2,423)
Deferred income taxes	(7,984)	(10,668)	15,273
Loss (gain) on sale of land, net	638	(566)	394
Gain on sale of property and equipment	(1,706)	(1,960)	(552)
Other long-term liabilities	7,581	14,168	1,084
Other non-cash items, net	-	(10)	-
Cash from changes in other components of working capital:
(Increase) decrease in:
Accounts receivable	(125,064)	(224,088)	(211,254)
Costs and estimated earnings in excess of billings	(12,032)	21,944	738
Other current assets	(3,936)	3,881	10,024
Increase (decrease) in:
Accounts payable	125,736	297,989	174,525
Billings in excess of costs and estimated earnings	(36,844)	27,850	72,219
Accrued expenses	(11,602)	36,218	(11,690)

NET CASH FROM OPERATING ACTIVITIES	126,054	281,530	116,906

Cash Flows used by Investing Activities:
Cash balance recorded in merger with Tutor-Saliba Corporation,
net of transaction costs	92,081	-	-
Acquisition of property and equipment	(66,767)	(23,885)	(21,526)
Proceeds from sale of property and equipment	6,697	4,994	3,531
Land held for sale, net	(774)	1,133	(302)
Investment in available-for-sale securities	(218,325)	(8,000)	-
Proceeds from sale of available-for-sale securities	115,856	116	647
Investment in other activities	(840)	27	(345)

NET CASH USED BY INVESTING ACTIVITIES	(72,072)	(25,615)	(17,995)

Perini Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
Cash Flows used by Financing Activities:

Proceeds from long-term debt	$ 2,213	$ 5,971	$ 11,486
Repayment of long-term debt	(38,696)	(33,981)	(18,994)
Repayment of shareholder notes payable	(58,485)	-	-
Purchase of common stock under share repurchase program	(31,797)	-	-
Proceeds from exercise of common stock options and stock purchase warrants	-	901	1,076
Excess income tax benefit from stock-based compensation	533	5,712	2,423
Issuance of common stock and effect of cashless exercise	(284)	146	(404)
Deferred debt costs	(482)	(980)	-
Redemption of $21.25 Preferred Stock, including payment of accrued dividends	-	-	(8,842)

NET CASH USED BY FINANCING ACTIVITIES	(126,998)	(22,231)	(13,255)

Net (Decrease) Increase in Cash and Cash Equivalents	(73,016)	233,684	85,656

Cash and Cash Equivalents at Beginning of Year	459,188	225,504	139,848

Cash and Cash Equivalents at End of Year	$ 386,172	$ 459,188	$ 225,504

Supplemental Disclosure of Cash Paid During the Year For:

Interest	$ 3,693	$ 1,872	$ 3,923

Income taxes	$ 79,270	$ 59,450	$ 3,440

Supplemental Disclosure of Non-Cash Transactions:

Common stock issued in merger with Tutor-Saliba Corporation	$ 881,463	$ -	$ -

Grant date fair value of common stock issued for services	$ 12,651	$ 5,966	$ 7,396

Property and equipment acquired through financing arrangements	$ 27,441	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006

[1] Summary of Significant Accounting Policies

(a) Nature of Business

Perini Corporation was incorporated in 1918 as a successor to businesses which had been engaged in providing construction services since 1894. Perini Corporation and its wholly owned subsidiaries (the “Company”) provide diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world. The Company’s construction business is conducted through three basic segments or operations: building, civil and management services. The building segment focuses on large, complex projects in the hospitality and gaming, healthcare, municipal offices, sports and entertainment, education, transportation, corrections, biotech, pharmaceutical and high-tech markets, and electrical and mechanical, plumbing and HVAC services. The civil segment focuses on public works construction primarily in the western, northeastern and mid-Atlantic United States including the repair, replacement and reconstruction of the public infrastructure such as highways, bridges, mass transit systems and wastewater treatment facilities. The management services segment, including the recently acquired Tutor-Saliba operation in Guam, provides diversified construction, design-build and maintenance services to the U.S. military and government agencies as well as surety companies and multi-national corporations in the United States and overseas.

The Company offers general contracting, pre-construction planning and comprehensive project management services, including planning and scheduling of the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract. The Company also offers self-performed construction services, including site work, concrete forming and placement, steel erection, electrical and mechanical, plumbing and HVAC. The Company provides these services by using traditional general contracting arrangements, such as fixed price, guaranteed maximum price and cost plus fee contracts and, to a lesser extent, construction management or design-build contracting arrangements.

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

(b) Principles of Consolidation

The consolidated financial statements include the accounts of Perini Corporation and its wholly owned subsidiaries. The Company’s interests in construction joint ventures are accounted for using the proportionate consolidation method whereby the Company’s proportionate share of each joint venture’s assets, liabilities, revenues and cost of operations are included in the appropriate classifications in the consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation.

(c) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s construction business involves making significant estimates and assumptions in the normal course of business relating to its contracts and joint venture contracts due to, among other things, the one-of-a-kind nature of most of its projects, the long-term duration of a contract cycle and the type of contract utilized. The most significant estimates with regard to these financial statements relate to the estimating of total forecasted construction contract revenues, costs and profits in accordance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[1] Summary of Significant Accounting Policies (continued)

(c) Use of Estimates (continued)

with accounting for long-term contracts (see Note 1(d) below) and estimating potential liabilities in conjunction with certain contingencies, including the outcome of pending or future litigation, arbitration or other dispute resolution proceedings relating to contract claims (see Note 9 below). Actual results could differ in the near term from these estimates and such differences could be material.

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

In accordance with normal practice in the construction industry, the Company includes in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Billings in excess of costs and estimated earnings represents the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts. Costs and estimated earnings in excess of billings represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over the amount of contract billings to date on the remaining contracts. Costs and estimated earnings in excess of billings results when (1) the appropriate contract revenue amount has been recognized in accordance with the percentage of completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or (2) costs, recorded at estimated realizable value, related to unapproved change orders or claims are incurred. Costs and estimated earnings in excess of billings related to the Company’s contracts and joint venture contracts at December 31, 2008 and 2007, consisted of the following (in thousands):

	2008	2007
Unbilled costs and profits incurred to date*	$ 30,623	$ 8,982
Unapproved change orders	16,401	9,313
Claims	68,682	56,102
	$ 115,706	$ 74,397

* Represents the excess of contract costs and profits recognized to date on the percentage of completion accounting method over the amount of contract billings to date on certain contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[1] Summary of Significant Accounting Policies (continued)

(d) Method of Accounting for Contracts (continued)

Of the balance of “Unapproved change orders” and “Claims” included above in costs and estimated earnings in excess of billings at December 31, 2008 and December 31, 2007, approximately $56.6 million and $45.3 million, respectively, are amounts subject to pending litigation or dispute resolution proceedings as described in Note 9, “Contingencies and Commitments”. These amounts are management’s estimate of the probable cost recovery from the disputed claims considering such factors as evaluation of entitlement, settlements reached to date and experience with the customer. In the event that future facts and circumstances, including the resolution of disputed claims, cause a reduction in the aggregate amount of the estimated probable cost recovery from the disputed claims, the amount of such reduction will be recorded against earnings in the relevant future period.

The prerequisite for billing “Unbilled costs and profits incurred to date” is provided in the defined billing terms of each of the applicable contracts. The prerequisite for billing “Unapproved change orders” or “Claims” is the final resolution and agreement between the parties. The amount of costs and estimated earnings in excess of billings at December 31, 2008 estimated by management to be collected beyond one year is approximately $37.3 million.

(e) Property and Equipment

Land, buildings and improvements, construction and computer-related equipment and other equipment are recorded at cost. Major renewals and betterments are capitalized and maintenance and repairs are charged to operations as incurred. Depreciation is calculated primarily using the straight-line method for all classifications of depreciable property. Construction equipment is depreciated over estimated useful lives ranging from five to twenty years after an allowance for salvage. The remaining depreciable property is depreciated over estimated useful lives ranging from three to forty years after allowance for salvage.

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

(g) Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives are not being amortized. Intangible assets with finite lives are amortized over their useful lives. The Company evaluates intangible assets that are not being amortized at the end of each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

The Company tests goodwill and intangible assets with indefinite lives for impairment by applying a fair value test in the fourth quarter of each year and between annual tests if events occur or circumstances change which suggest that the goodwill or intangible assets should be evaluated. Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. Based on impairment tests completed in 2008, 2007 and 2006, the Company concluded that goodwill and certain other intangible assets were impaired in 2008 and were not impaired in 2007 and 2006. See Note 4 for further information regarding the impairment loss recorded in 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[1] Summary of Significant Accounting Policies (continued)

(h) Income Taxes

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

The Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted the provisions of FIN 48 as of January 1, 2007, as required. There was no impact on total liabilities or stockholders’ equity as a result of the adoption of FIN 48. The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision.

(i) (Loss) Earnings Per Common Share

Basic (loss) earnings per common share was computed by dividing net (loss) income less the sum of (i) dividends accrued on the $21.25 Preferred Stock and (ii) the excess of the fair value of the consideration given over the carrying value upon redemption of the $21.25 Preferred Stock, where applicable, by the weighted average number of common shares outstanding. Diluted (loss) earnings per common share was similarly computed after giving consideration to the dilutive effect of outstanding stock options, warrants and restricted stock units.

The computation of diluted loss per common share in 2008 excludes 841,500 stock options and 1,797,501 restricted stock units at December 31, 2008 because the awards would have an antidilutive effect. There were no antidilutive stock options, restricted stock units or stock purchase warrants at December 31, 2007 and 2006. The effect of the assumed conversion of the Company’s outstanding $21.25 Preferred Stock into Common Stock was antidilutive in 2006.

(j) Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with original maturities of three months or less when acquired.

Cash and cash equivalents as reported in the accompanying Consolidated Balance Sheets consist of amounts held by the Company that are available for general corporate purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses. Joint venture cash and cash equivalents are not restricted to specific uses within those entities; however, the terms of the joint venture agreements limit the ability to distribute those funds and use them for corporate purposes. Cash held by construction joint ventures is distributed from time to time to the Company and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by the Company from its construction joint ventures are then available for general corporate purposes. The Company’s cash balance at December 31, 2008 and 2007 also includes $6.0 million and $25.0 million, respectively, which represents an advance received from a project owner to be used to fund subcontract work on a specific project under certain circumstances. The Company has included this amount in its contract

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[1] Summary of Significant Accounting Policies (continued)

(j) Cash and Cash Equivalents (continued)

billings and it is included as a component of “Billings in excess of costs and estimated earnings” in the Consolidated Balance Sheets at December 31, 2008 and 2007.

At December 31, 2008 and 2007, cash and cash equivalents consisted of the following (in thousands):

	2008	2007

Corporate cash and cash equivalents (available
for general corporate purposes)	$ 342,246	$ 426,825

Company's share of joint venture cash and
cash equivalents (available only for joint venture
purposes, including future distributions)	43,926	32,363
	$ 386,172	$ 459,188

(k) Long-term Investments

Investments, consisting primarily of auction rate securities, are classified as available-for-sale securities based on the Company’s intentions. Investments are recorded at cost with unrealized gains and temporary unrealized losses recorded in accumulated other comprehensive income (loss), net of applicable taxes. Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss) to other income, net. Unrealized losses that are other than temporary are charged against income.

(l) Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, using the modified-prospective application method and, accordingly, prior period amounts have not been restated. Compensation expense is measured based on the fair value of the award on the date of grant and is recognized as expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For awards which have a performance component, compensation cost is recognized as achievement of the performance objective appears probable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[1] Summary of Significant Accounting Policies (continued)

(n) Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents approximates fair value due to the short-term nature of these items. The carrying value of receivables, payables and other amounts arising out of normal contract activities, including retentions, which may be settled beyond one year, is estimated to approximate fair value. See Note 3 for disclosure of the fair value of investments and Note 5 for disclosure of the fair value of long-term debt.

(o) Foreign Currency Translation

The functional currency for the Company’s foreign subsidiaries is the local currency. Accordingly, the assets and liabilities of those operations are translated into U.S. dollars using current exchange rates at the balance sheet date and operating statement items are translated at average exchange rates prevailing during the period. The resulting cumulative translation adjustment is recorded in the foreign currency translation adjustment account as part of accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses, if any, are included in operations as they occur.

(p) Reclassifications

Certain prior year amounts have been reclassified to be consistent with the current year classifications, including intangible assets that were reclassified from Other Assets to Intangible Assets, Net in the Consolidated Balance Sheets.

(q) New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. SFAS 157 applies under other accounting pronouncements that currently require or permit fair value measurements. The Company adopted SFAS 157 on January 1, 2008, as required. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, the application of SFAS 157 relating to non-financial assets and non-financial liabilities of the Company will be adopted prospectively beginning January 1, 2009. See Note 3, “Fair Value Measurements” for additional information.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of SFAS No. 115, ” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted SFAS 159 on January 1, 2008, as required. The Company did not elect the fair value measurement option for any of its financial assets or liabilities. Therefore, the adoption of SFAS 159 had no impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for the Company beginning January 1, 2009 and the Company will apply the provisions of SFAS 141(R) prospectively to any business combinations for which the acquisition date is on or after January 1, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[1] Summary of Significant Accounting Policies (continued)

(q) New Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of Accounting Research Bulletin No. 51,” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for the Company beginning January 1, 2009 and the Company will apply the provisions of SFAS 160 prospectively as of that date. The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements and related disclosures.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133,” (“SFAS 161”). SFAS 161 is effective for the Company beginning January 1, 2009. SFAS 161 applies only to financial statement disclosures, and the Company does not expect the adoption of SFAS 161 to have a material impact on its consolidated financial statements and related disclosures.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS 162 to have a material impact on its consolidated financial statements.

[2] Merger With Tutor-Saliba Corporation

On September 8, 2008, the Company acquired all of the outstanding shares of Tutor-Saliba Corporation (“Tutor-Saliba”), a privately-held California-based construction company, in exchange for 22,987,293 shares of the Company’s common stock. Two trusts controlled by Ronald N. Tutor, the Chief Executive Officer of both companies prior to the merger, which collectively owned 96% of the outstanding stock of Tutor-Saliba prior to the merger, received approximately 22.1 million shares of the Company’s common stock in connection with the merger. As a result of the merger, Mr. Tutor, through these two trusts, is the beneficial owner of approximately 46% of the Company’s outstanding common stock. These shares are subject to certain restrictions contained in a shareholders agreement between Mr. Tutor, the Company and other former Tutor-Saliba shareholders as described in a Form 8-K filed with the SEC on April 7, 2008.

The value of the Company’s common stock issued in the merger was equal to $38.35 per share, which was based on the average of the closing market prices of the Company’s common stock for the period beginning three trading days before and ending three trading days after April 2, 2008, the date on which the merger agreement was publicly announced, in accordance with EITF Issue 99-12, “Determination of the Market Price of Acquirer Securities Issued in a Purchase Business Combination”, and aggregated $881.5 million. In addition to the shares issued, the purchase price includes $13.0 million of estimated direct transaction costs, which consists of investment banking, legal and accounting fees, regulatory filing fees, and other external costs directly related to the merger. The Company’s consolidated results of operations and financial position include the financial results of Tutor-Saliba from the date of acquisition.

Tutor-Saliba operates in three business segments: building construction, civil construction and international. Tutor-Saliba’s building operations are conducted primarily in Nevada and California. Its civil operations have been historically focused primarily in California and New York. Its international operations are conducted primarily in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[2] Merger With Tutor-Saliba Corporation (continued)

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

Tutor-Saliba was acquired because the Company believes it is a strong strategic fit, providing the Company with enhanced opportunities for growth not available to the Company on a stand-alone basis through increased size, scale and management capabilities, complementary assets and expertise, particularly Tutor-Saliba’s expertise in civil projects, immediate access to multiple geographic regions, and increased ability to compete for larger numbers of projects particularly in the civil construction segment due to an increased bonding capacity. The merger will also allow Mr. Tutor to focus his management efforts entirely on the growth and development of the Company.

The transaction was accounted for using the purchase method of accounting. The Company has not yet completed the final allocation of the purchase price to the tangible and intangible assets of Tutor-Saliba. Pending the outcome of further analysis, the preliminary purchase price allocation could change. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Current assets	$ 427,795
Property and equipment	156,356
Other long-term assets	14,268
Other intangible assets	193,100
Goodwill	727,742
Total assets acquired	1,519,261

Current maturities of long-term debt	(16,762)
Other current liabilities	(366,280)
Long-term debt	(51,801)
Deferred income tax liabilities	(111,606)
Other long-term liabilities	(78,337)
Total purchase price	$ 894,475

The $727.7 million of Goodwill was allocated as follows: building construction segment ($578.0 million), civil construction segment ($83.2 million) and management services segment ($66.5 million). Approximately $12.0 million of the goodwill will be deductible for tax purposes.

The following table identifies other intangible assets acquired and their respective amortization period. The amounts assigned to intangible assets represent the Company’s estimate of the fair value of the intangible assets acquired as of the acquisition date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[2] Merger With Tutor-Saliba Corporation (continued)

		Weighted
	Fair	Average Useful
	Value	Life
	(in thousands)
Trade name	$ 139,500	Indefinite
Customer relationships	24,400	13 years
Construction contract backlog	23,200	2.2 years
Contractor license	6,000	Indefinite
Total	$ 193,100

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

	Year Ended
	December 31,
	2008	2007
	(in thousands, except per share amounts)
	(Unaudited Pro Forma)

Revenues	$ 6,695,803	$ 5,875,294

Income from construction operations, before impairment charge	239,211	196,395
Impairment charge (see Note 4)	224,478	-
Income from construction operations, net of impairment charge	14,733	196,395

Net (loss) income	(51,945)	189,381

(Loss) earnings per share:
Basic	$ (1.04)	$ 3.80
Diluted	$ (1.04)	$ 3.76

Weighted average shares outstanding:
Basic	50,036	49,806
Diluted	50,036	50,406

The pro forma operating results for the year ended December 31, 2008 include merger-related costs incurred by Tutor-Saliba of approximately $7.0 million. The pro forma operating results for the year ended December 31, 2007 include gains on the sales of marketable securities recorded by Tutor-Saliba of approximately $94.1 million. The pro forma diluted earnings per share excluding the gains on sale of marketable securities for the year ended December 31, 2007 was $2.59.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[3] Fair Value Measurements

SFAS 157 establishes a three-tier valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs used in measuring fair value. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. These hierarchical tiers are defined as follows:

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008 (in thousands):

Fair Value Measurements at Dec. 31, 2008 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active markets	inputs	inputs
	Dec. 31, 2008	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents (1)	$ 386,172	$ 386,172	$ -	$ -

Short-term investments,
other than auction rate securities (2)	100	100	-	-

Auction rate securities (3)
Long-term	104,779	-	1,350	103,429

TOTAL	$ 491,051	$ 386,272	$ 1,350	$ 103,429

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in thousands):

Auction Rate
Securities

Balance at December 31, 2007	$ -
Transfer into Level 3	8,000
Purchases and settlements, net	101,275
Impairment charge included in other income, net	(2,622)
Impairment charge included in other comprehensive loss	(3,224)
Balance at December 31, 2008	$ 103,429

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[3] Fair Value Measurements (continued)

(1)	Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which fair value is determined through quoted market prices.

(2)	Short-term investments consist of an S&P 500 index mutual fund for which fair value is determined through quoted market prices.

(3)

At December 31, 2008, the Company had $104.8 million invested in auction rate securities (“ARS”) which the Company considers as available-for-sale. The majority of the ARS held by the Company at December 31, 2008, totaling $78.9 million, are in securities collateralized by student loan portfolios, which are guaranteed by the United States government. An additional amount totaling $17.9 million are in securities collateralized by student loan portfolios, which are privately insured. The remainder of the securities, totaling $8.0 million, are in tax-exempt municipal bond investments, for which the market has had a number of successful auctions in the past nine months. Most of the Company’s ARS are rated AAA or AA.

The Company estimated the fair value of its ARS utilizing an income approach valuation model which considered, among other items, the following inputs: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default or repurchase at par for each period. As a result of the fair valuation analysis performed, the Company recorded a pretax impairment charge of $5.8 million during 2008. Of this $5.8 million impairment charge, $2.6 million was deemed to be other-than-temporary and was recorded as a charge against income. The $3.2 million balance of the impairment charge was deemed to be temporary and was recorded as a charge to stockholders’ equity.

Due to the Company’s belief that the market for both government-backed and privately insured student loans, as well as for tax-exempt municipal bonds, may take in excess of twelve months to fully recover, the Company has classified its $104.8 million investment in these securities as non-current and this amount is included in Long-term Investments in the Consolidated Balance Sheets at December 31, 2008.

[4] Goodwill and Other Intangible Assets

There was no change in the carrying amount of goodwill during the year ended December 31, 2007. Changes in the carrying amount of goodwill during the year ended December 31, 2008 by segment are as follows (in thousands):

			Management
	Building	Civil	Services	Total

Balance, December 31, 2007	$ 26,268	$ -	$ -	$ 26,268

Goodwill recorded in connection with
the merger with Tutor-Saliba	578,046	83,163	66,533	727,742

Payment of contingent consideration
in connection with the acquisition of
James A. Cummings, Inc. in a prior year	1,000	-	-	1,000

Impairment charge	(146,847)	-	(20,051)	(166,898)

Balance, December 31, 2008	$ 458,467	$ 83,163	$ 46,482	$ 588,112

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[4] Goodwill and Other Intangible Assets (continued)

Other intangible assets consist of the following (in thousands):

	December 31, 2008				Weighted
					Average
		Accumulated	Impairment	Carrying	Amortization
	Cost	Amortization	Charge	Value	Period

Trade names	$ 140,350	$ -	$ (56,900)	$ 83,450	Indefinite
Contractor license	6,000	-	(680)	5,320	Indefinite
Customer relationships	26,700	(1,373)	-	25,327	12.7 years
Construction contract backlog	25,040	(14,951)	-	10,089	2.3 years
Non-compete agreements	2,400	(1,560)	-	840	5 years
Total	$ 200,490	$ (17,884)	$ (57,580)	$ 125,026

	December 31, 2007

		Accumulated	Carrying
	Cost	Amortization	Value

Trade names	$ 850	$ -	$ 850
Contractor license	-	-	-
Customer relationships	2,300	(518)	1,782
Construction contract backlog	1,840	(1,651)	189
Non-compete agreements	2,400	(1,080)	1,320
Total	$ 7,390	$ (3,249)	$ 4,141

Amortization expense for the year ended December 31, 2008 totaled $14.6 million. At December 31, 2008, amortization expense is estimated to be $10.6 million in 2009, $4.4 million in 2010, $2.3 million in 2011, $2.1 million in 2012 and $2.1 million in 2013.

The Company performs its annual impairment test of goodwill and other indefinite-lived intangible assets in the fourth quarter of each year. SFAS 142, “Goodwill and Other Intangible Assets”, prescribes a two-step process for determining whether goodwill is impaired. The first step is to compare the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, a second step must be followed to calculate the goodwill impairment. The second step involves determining the fair value of the individual assets and liabilities of the reporting unit and calculating the implied fair value of goodwill. To determine the fair value of its reporting units, the Company uses the income approach, which is based on the cash flows that the reporting unit expects to generate in the future. This income valuation method requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multi-year period, as well as determine the weighted-average cost of capital to be used as a discount rate. Impairment assessment inherently involves management judgments as to assumptions used to project these amounts and the impact of market conditions on those assumptions. The Company also uses the market valuation method to estimate the fair value of its reporting units by utilizing industry multiples of operating earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[4] Goodwill and Other Intangible Assets (continued)

In the fourth quarter of 2008, the Company performed the initial step of its goodwill impairment evaluation by comparing the fair value of its reporting units, as determined by the discounted cash flow model, to their carrying value. It was determined that the carrying value of certain reporting units exceeded their fair values and therefore the Company performed the second step of its impairment evaluation for these units. As a result of this analysis, the Company recorded an impairment to goodwill of approximately $166.9 million. In connection with conducting the initial step of its goodwill evaluation, the Company compared the fair value of the other indefinite-lived intangible assets to their carrying value and determined that the carrying value of these assets exceeded their fair value as determined by the income valuation method. Accordingly, the Company recorded additional impairment charges of $57.6 million ($35.9 million after taxes) related to the trade names and contractor license. The impairment charges were due to degradation in the timing of cash flows caused by delays, postponements and reduction in scope of certain projects that we were anticipating to enter into backlog in 2008 or 2009, exacerbated by the global economic conditions experienced in the fourth quarter of 2008. These non-cash impairment charges relating to goodwill and the other indefinite-lived intangible assets do not affect the Company’s cash position, liquidity or have any impact on future operating results. In addition to the SFAS No. 142 impairment analysis, the Company evaluated it finite-lived intangible assets for impairment in the fourth quarter of 2008 in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. This analysis was triggered by a decrease in the timing of projected cash flows in connection with the impairment evaluation of goodwill and indefinite-lived intangible assets. The impairment test results did not indicate that an impairment of the finite-lived intangible assets existed in 2008.

[5] Financial Commitments

Long-term Debt

Long-term debt consists of the following (in thousands):

	2008	2007

Equipment financing at rates ranging from 2.0% to 7.95%	$ 49,021	$ 10,035
Loan on aircraft at a rate of 5.25% payable in equal monthly installments over a seven year
period, with a balloon payment of $12.0 million in 2015	16,661	-
Mortgage on corporate headquarters building at a rate of 8.96% payable in equal monthly
installments over a ten year period, with a balloon payment of approximately $5.3 million in 2010	5,855	6,123
Mortgage on office building at a variable rate of lender's prime rate less 1.0% (3.0% in 2008) payable
in equal monthly installments over a five year period, with a balloon payment of $4.3 million in 2013	4,843	-
Mortgage on office building at a rate of 7.16% payable in equal monthly installments
over a five year period, with a balloon payment of $1.5 million in 2011	1,665	1,711
Mortgage on office building at a rate of 5.62% (5.68% in 2007) payable in equal monthly installments
over a five year period, with a balloon payment of $1.1 million in 2013	1,397	1,456

Other mortgages	-	1,407
Other indebtedness	812	-
Total	80,254	20,732
Less – current maturities	18,674	7,374
Net long-term debt	$ 61,580	$ 13,358

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[5] Financial Commitments (continued)

Payments required under these obligations amount to approximately $18.7 million in 2009, $23.0 million in 2010, $12.6 million in 2011, $5.6 million in 2012, $2.3 million in 2013 and $18.1 million in 2014 and beyond.

On September 8, 2008, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), as Borrower, with Bank of America, N. A., as Administrative Agent, Swing Line Lender and L/C Issuer (the “Lender”). The Credit Agreement replaces the Company’s previously existing credit agreement dated February 22, 2007, as amended on May 7, 2008 (the “Prior Agreement”), and allows the Company to borrow up to $155 million on a revolving credit basis, with a $50 million sublimit for letters of credit, and an additional $110.6 million at December 31, 2008 under a supplementary facility to the extent that the $155 million base facility has been fully drawn.

Subject to certain conditions, the Company has the option to increase the base facility by up to an additional $45 million. Similar to the Prior Agreement, certain subsidiaries of the Company unconditionally guarantee the obligations of the Company under the Credit Agreement. Certain companies not party to the Prior Agreement, having become subsidiaries of the Company as a result of the acquisition of Tutor-Salilba on September 8, 2008, also became guarantors under the Credit Agreement. The obligations under the Credit Agreement are secured by a lien on all personal property and certain real property of the Company and its subsidiaries party thereto. Amounts outstanding under the Credit Agreement bear interest at a rate equal to, at the Company's option, (a) the adjusted British Bankers Association LIBOR rate, as defined, plus 100 to 225 basis points (with a floor of 150 basis points for the $155 million base facility) based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA or (b) the higher of the Federal Funds Rate plus 50 basis points, or the prime rate announced by Bank of America, N.A., plus up to 100 basis points based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA. In addition, the Company has agreed to pay quarterly facility fees of 0.50% per annum of the unused portion of the base credit facility and ranging from 0.20% to 0.35% per annum of the unused portion of the supplementary facility. Any outstanding loans under the revolving credit facility mature on February 22, 2012, unless extended pursuant to the terms of the Credit Agreement.

The Credit Agreement requires the Company to comply with certain financial and other covenants including minimum net worth, minimum asset coverage, minimum fixed charge coverage and maximum leverage ratios. The Credit Agreement also includes certain customary provisions for this type of facility, including operational covenants restricting liens, investments, indebtedness, fundamental changes in corporate organization, and dispositions of property, and events of default, certain of which include corresponding grace periods and notice requirements. In addition, the Credit Agreement provides that the supplementary facility shall be reduced by the amount of any reduction in the principal amount of certain auction rate securities presently held by the Company.

On February 23, 2009, the Credit Agreement was amended effective December 31, 2008 to modify certain financial covenants to accommodate the impact of the $224.5 million impairment charge recorded in 2008 and to extend the maturity date of the supplementary facility to December 31, 2010.

The Company has not borrowed under its available revolving credit facilities during 2008 and 2007, but has utilized them for letters of credit. Accordingly, at December 31, 2008, the Company has $247.7 million available to borrow under the Credit Agreement.

The fair value of the $4.8 million of variable rate debt approximates its carrying value at December 31, 2008. There was no variable rate debt outstanding at December 31, 2007. For fixed rate debt, fair value is determined based on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[5] Financial Commitments (continued)

discounted cash flows for the debt at the Company’s current incremental borrowing rate for similar types of debt. The estimated fair value of fixed rate debt at December 31, 2008 and 2007 is $76.8 million and $21.2 million, respectively, compared to the carrying amount of $75.5 million and $20.7 million, respectively.

Leases

The Company leases certain construction equipment, vehicles and office space under non-cancelable operating leases. Future minimum rent payments under non-cancelable operating leases as of December 31, 2008 are as follows (in thousands):

Amount

2009	$ 12,939
2010	9,246
2011	6,316
2012	4,774
2013	4,461
Thereafter	12,296
Subtotal	50,032

Less - Sublease rental agreements	(293)

Total	$ 49,739

Rental expense under operating leases of construction equipment, vehicles and office space was $10,498 in 2008, $7,492 in 2007 and $7,191 in 2006.

[6] Income Taxes

For the years ended December 31, 2008, 2007 and 2006, the (loss) income before taxes, consists of the following (in thousands):

	U.S.	Foreign
	Operations	Operations	Total

2008	$ (3,734)	$ (16,116)	$ (19,850)
2007	154,395	-	154,395
2006	69,689	-	69,689

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[6] Income Taxes (continued)

The provision for income taxes consists of the following (in thousands):

	Federal	State	Foreign	Total

2008
Current	$ 54,811	$ 7,174	$ 1,289	$ 63,274
Deferred	(7,732)	(479)	227	$ (7,984)
	$ 47,079	$ 6,695	$ 1,516	$ 55,290
2007
Current	$ 61,198	$ 6,751	$ -	$ 67,949
Deferred	(9,593)	(1,075)	-	(10,668)
	$ 51,605	$ 5,676	$ -	$ 57,281
2006
Current	$ 11,564	$ 1,316	$ -	$ 12,880
Deferred	13,931	1,342	-	15,273
	$ 25,495	$ 2,658	$ -	$ 28,153

The table below reconciles the difference between the statutory federal income tax rate and the effective rate provided for (loss) income before income taxes in the Consolidated Statements of Operations.

	2008	2007	2006

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(24.0)	2.6	2.9
Officer's compensation	(6.6)	-	3.2
Impairment of goodwill and other intangible assets	(294.3)	-	-
Other	11.4	(0.5)	(0.7)
Effective tax rate	(278.5)%	37.1%	40.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[6] Income Taxes (continued)

The following is a summary of the significant components of the deferred tax assets and liabilities as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Deferred Tax Assets
Timing of expense recognition	$ 34,898	$ 20,665
Construction contract accounting	1,002	2,126
Other, net	2,384	-
Deferred tax assets	38,284	22,791

Deferred Tax Liabilities
Intangible assets, due primarily to purchase accounting	(57,894)	(2,636)
Fixed assets, due primarily to purchase accounting	(38,906)	(8,332)
Construction contract accounting	(22,169)	-
Joint ventures - construction	(3,987)	(5,723)
Other	(2,601)	(236)
Deferred tax liabilities	(125,557)	(16,927)

Net deferred tax (liability) asset	$ (87,273)	$ 5,864

The net deferred tax (liability) asset as of December 31, 2008 and 2007 is classified in the Consolidated Balance Sheets based on when the future benefit (expense) is expected to be realized as follows (in thousands):

	2008	2007

Short-term deferred tax asset	$ 11,589	$ 7,988
Long-term deferred tax liability	(98,862)	(2,124)
	$ (87,273)	$ 5,864

No valuation allowance for deferred tax assets was recorded at December 31, 2008 and 2007 since the Company believes it is more likely than not that all of the deferred tax assets will be realized because they would be recoverable from taxes paid in prior years.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2008, the Company has not made a provision for U.S. or additional foreign withholdings taxes on approximately $10.3 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

The Company identified and reviewed potential tax uncertainties in accordance with FIN 48 and determined that the exposure to those uncertainties did not have a material impact on the Company’s results of operations or financial condition as of December 31, 2008 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[7] Other Assets, Other Long-term Liabilities and Other Income, Net

Other Assets, Other Long-term Liabilities and Other Income, Net consist of the following (in thousands):

Other Assets
	2008	2007
Mineral reserves	$ 12,850	$ -
Deferred expenses	1,432	1,348
Other investments	1,556	432
Land held for sale	543	407
	$ 16,381	$ 2,187

Other Long-term Liabilities
	2008	2007
Subcontractor insurance program	$ 36,558	$ 26,966
Pension liability	27,829	5,892
Mineral royalties payable	11,360	-
Employee benefit related liabilities	2,211	2,189
Deferred lease incentive	1,726	1,571
Other	9,475	1,120
	$ 89,159	$ 37,738

Other Income, Net
	2008	2007	2006
Interest income	$ 12,898	$ 13,811	$ 4,323
Gain (loss) from land sales, net	(638)	566	(394)
Adjustment of investments to fair value	(2,721)	-	-
Gain on sale of property used in operations	1,617	1,585	-
Bank fees	(1,093)	(683)	(712)
Stock registration expense	-	-	(222)
Miscellaneous income (expense), net	(504)	82	(414)
	$ 9,559	$ 15,361	$ 2,581

[8] Employee Benefit Plans

The Company has a defined benefit pension plan that covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The plan is noncontributory and benefits are based on an employee's years of service and "final average earnings", as defined. The plan provides reduced benefits for early retirement and takes into account offsets for social security benefits. Effective June 1, 2004, all benefit accruals under the Company’s pension plan were frozen; however, the current vested benefit was preserved. The Company also has an unfunded supplemental retirement plan for certain employees whose benefits under the defined benefit pension plan were reduced because of compensation limitations under federal tax laws. In accordance with SFAS No. 132(R), “Employers’ Disclosures About Pensions and Other Post-Retirement Benefits”, pension disclosure as presented below includes aggregated amounts for both of the Company’s plans, except where otherwise indicated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[8] Employee Benefit Plans (continued)

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”) requires an employer to measure the funded status of a plan as of the date of its fiscal year-end, with limited exceptions. The Company historically has used the date of its fiscal year-end as its measurement date.

Net pension cost for 2008, 2007 and 2006 is as follows (in thousands):

	2008	2007	2006

Interest cost on projected benefit obligation	$ 4,658	$ 4,490	$ 4,382
Expected return on plan assets	(4,799)	(4,536)	(4,247)
Recognized actuarial loss	1,468	2,261	2,453
Net pension cost	$ 1,327	$ 2,215	$ 2,588

Actuarial assumptions used to determine net pension cost:
Discount rate	6.41%	5.86%	5.62%
Long-term rate of return on assets	7.50%	7.50%	7.50%
Rate of increase in compensation	n.a.	n.a.	n.a.

The expected long-term rate of return on assets assumption will remain at 7.50% for 2009. The expected long-term rate of return on assets assumption was developed considering historical and future expectations for returns for each asset class.

The target asset allocation for the Company’s pension plan by asset category for 2009 and the actual asset allocation at December 31, 2008 and 2007 by asset category are as follows:

	Percentage of Plan Assets at December 31,
	Target
	Allocation
Asset Category	2009	2008	2007

Equity securities:
Domestic	60.0%	65.8%	60.9%
International	15.0	14.7	18.4
Fixed income securities	25.0	19.5	20.7
Total	100.0%	100.0%	100.0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[8] Employee Benefit Plans (continued)

International investments consist primarily of large capitalization equities. During 2007, the domestic equity portfolio was transferred to funds of hedge funds, with the goal of generating returns in excess of traditional equity funds. Investments are broadly diversified by strategy and manager. As of December 31, 2008 and 2007, plan assets included approximately $30.3 million and $40.1 million, respectively, of investments in funds of hedge funds which do not have readily determinable fair values. Estimates of fair value of these funds are determined using the best information available. The fixed income allocation comprises a high yield mutual fund which invests primarily in corporate bonds with an average rating of B.

The Company expects to contribute approximately $7.0 million to its defined benefit pension plan in 2009.

Future benefit payments under the plans are estimated as follows (in thousands):

Amount
2009	$ 4,949
2010	5,050
2011	5,190
2012	5,309
2013	5,485
2014 - 2018	29,264

The following tables provide a reconciliation of the changes in the fair value of plan assets and plan benefit obligations during the two-year period ended December 31, 2008, and a summary of the funded status as of December 31, 2008 and 2007 (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[8] Employee Benefit Plans (continued)

	2008	2007
Change in Fair Value of Plan Assets
Balance at beginning of year	$ 66,343	$ 62,659
Actual return on plan assets	(19,265)	4,505
Company contribution	3,344	3,397
Benefit payments	(4,340)	(4,218)
Balance at end of year	$ 46,082	$ 66,343

Change in Projected and Accumulated Benefit Obligations
Balance at beginning of year	$ 74,638	$ 78,311
Interest cost	4,658	4,490
Actuarial loss (gain)	1,394	(3,945)
Benefit payments	(4,340)	(4,218)
Balance at end of year	$ 76,350	$ 74,638

Funded Status
Funded status at December 31,	$ (30,268)	$ (8,295)

Amounts recognized in Consolidated Balance Sheets consist of:
Current liabilities	$ (228)	$ (210)
Long-term liabilities	(30,040)	(8,085)

Net amount recognized in Consolidated Balance Sheets	$ (30,268)	$ (8,295)

Amounts not yet reflected in net periodic benefit cost and
included in accumulated other comprehensive loss:
Accumulated loss	$ (41,506)	$ (17,517)
Accumulated other comprehensive loss	(41,506)	(17,517)
Cumulative Company contributions in excess of net periodic benefit cost	11,238	9,222
Net amount recognized in Consolidated Balance Sheets	$ (30,268)	$ (8,295)

The estimated amount of the net accumulated loss that will be amortized from accumulated other comprehensive loss into net period benefit cost in 2009 is $1.9 million.

	2008	2007
Actuarial assumptions used to determine benefit obligation:
Discount rate	6.29%	6.41%
Rate of increase in compensation	n.a.	n.a.
Measurement date	December 31	December 31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[8] Employee Benefit Plans (continued)

Other comprehensive loss attributable to the net gain or loss arising during the period plus the amortization of the loss during the period pursuant to SFAS 158 amounted to an increase of $24.0 million in 2008, and decreases of $6.2 million in 2007 and $5.9 million in 2006. Other comprehensive loss attributable to a change in the additional minimum pension liability recognized pursuant to SFAS 87 amounted to increases of $29.6 million in prior years. The cumulative net amount of $41.5 million represents the excess of the projected benefit obligations of the Company’s pension plans over the fair value of the plans’ assets as of December 31, 2008, compared to an $11.2 million pension asset previously recognized. The net amount of $30.3 million is reflected as a liability as of December 31, 2008 (see above) with the offset being a reduction in stockholders’ equity. Adjustments to the amount of this pension liability will be recorded in future years, as required, based upon periodic re-evaluation of the funded status of the Company’s pension plans.

The Company’s plans have benefit obligations in excess of the fair value of the plans’ assets. The following table provides information relating to each of the plans’ benefit obligations compared to the fair value of its assets as of December 31, 2008 and 2007 (in thousands):

	2008			2007
		Benefit			Benefit
	Pension	Equalization		Pension	Equalization
	Plan	Plan	Total	Plan	Plan	Total

Projected benefit obligation	$ 73,315	$ 3,035	$ 76,350	$ 71,764	$ 2,874	$ 74,638
Accumulated benefit obligation	73,315	3,035	76,350	71,764	2,874	74,638
Fair value of plan assets	46,082	-	46,082	66,343	-	66,343

Projected benefit obligation
greater than fair value of
plan assets	27,233	3,035	30,268	5,421	2,874	8,295

Accumulated benefit obligation
greater than fair value of
plan assets	$ 27,233	$ 3,035	$ 30,268	$ 5,421	$ 2,874	$ 8,295

The Company has a contributory Section 401(k) plan which covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The 401(k) expense provision approximated $4.8 million in 2008, $3.7 million in 2007 and $2.9 million in 2006. The Company’s contribution is based on a non-discretionary match of employees’ contributions, as defined.

The Company has an incentive compensation plan for key employees which is generally based on the Company’s achievement of a certain level of profit.

The Company also contributes to various multi-employer union retirement plans under collective bargaining agreements which provide retirement benefits for substantially all of its union employees. The aggregate amounts provided in accordance with the requirements of these plans were approximately $30.6 million in 2008, $25.9 million in 2007 and $15.3 million in 2006. The Multi-employer Pension Plan Amendments Act of 1980 defines

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[8] Employee Benefit Plans (continued)

certain employer obligations under multi-employer plans. Information regarding union retirement plans is not available from plan administrators to enable the Company to determine its share of any unfunded vested liabilities.

Under the Employee Retirement Income Security Act, a contributor to a multi-employer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. The Company currently has no intention of withdrawing from any of the multi-employer pension plans in which it participates.

[9] Contingencies and Commitments

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[9] Contingencies and Commitments (continued)

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

In September 2008, the Court tentatively ruled that LAMTA’s Disadvantaged Business Enterprise (DBE) claims are sufficient to proceed to trial although the Court has not finally so ruled. The Court also heard TSP’s argument that LAMTA’s DBE program was/is unconstitutional thus making LAMTA’s DBE claims unenforceable. TSP is waiting for the Court’s ruling as of this time.

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

Certain of PKC's claims have been presented to a Disputes Review Board, or DRB, which consists of three construction experts chosen by the parties. To date, the various DRB panels have issued seven awards and several interim decisions on PKC’s claims.  The second panel (the “Second DRB”) has ruled on a binding basis that PKC is entitled to five compensation awards, less credits, totaling $57.2 million for delays, impacts and inefficiencies caused by MHD to certain of PKC’s work.  The first three such awards, totaling $34.5 million, have been confirmed by the Superior Court and were not appealed.  The other two awards, totaling $22.7 million, were confirmed by the Superior Court in January 2009 and may be appealed by MHD. The January 2009 Superior Court decision also held that PKC was entitled to post-award, pre-judgment interest on those two awards, albeit at a lower rate than awarded by the Second DRB.

To date, the current DRB panel (the “Third DRB”) has made two awards. The first is an award to PKC in the amount of $50.7 million for further delays, impacts and inefficiencies. Of that total award, $41.1 million was issued as a binding arbitration award, and the remaining $9.6 million was issued as a non-binding recommendation. The second award is in the amount of $5.8 million for delay damages. Of that amount, $3.3 million was issued as a binding arbitration award, and $2.5 million was issued as a non-binding recommendation. MHD has appealed both awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[9] Contingencies and Commitments (continued)

(b)  Perini/Kiewit/Cashman Joint Venture-Central Artery/Tunnel Project Matter  (continued)

The Third DRB has also issued three interim decisions.  The first interim decision held that PKC’s claim for delays, on which it later issued an award, is not barred or limited by the 10% markups for overhead and profit on change orders.  The second interim decision held that the date of the project’s substantial completion, for purposes of calculating any liquidated damages, is August 23, 2003. Most recently, a third interim decision was issued in which the Third DRB decided which portions of PKC’s claims are subject to binding arbitration.

It is PKC’s position that the remaining claims to be decided by the DRB on a binding basis have an anticipated value of approximately $30 million. MHD disputes that the remaining claims before the DRB may be decided on a binding basis.  Hearings before the DRB are scheduled to occur throughout 2009 and into 2010.

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

(c) Investigation by U.S. Attorney for Eastern District of New York

In 2001, the Company received a grand jury subpoena for documents in connection with an investigation by the U.S. Attorney’s Office for the Eastern District of New York. The investigation concerns contracting between the Company’s civil division and disadvantaged, minority, and women-owned businesses in the New York City area construction industry. The Company has cooperated with the U. S. Attorneys Office in the investigation and produced documents pursuant to the subpoena in 2001 and 2002. In August 2006 and May 2007, the Company received additional grand jury subpoenas for documents in connection with the same investigation. The Company subsequently produced documents pursuant to those subpoenas, and continues to cooperate in the investigation. In December 2008, the Company was informed by the U.S. Attorney’s Office that a determination had been made not to bring any criminal charges against the Company in connection with the investigation, and that the matter would be best resolved by a purely civil settlement. The Company and the U.S. Attorney’s Office are currently negotiating a civil settlement agreement that will resolve all outstanding allegations relating to the Company and its civil division. On January 13, 2009, an indictment stemming from the investigation was unsealed in the Eastern District of New York. The indictment alleges fraud charges against two former employees of the Company – a former president of the civil division and a former procurement manager in the civil division. Both of these employees left the Company nearly two years ago, and neither is currently associated with Perini.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[9] Contingencies and Commitments (continued)

(d) Long Island Expressway/Cross Island Parkway Matter	(continued)

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

After the closeout of the Project contract by the NYSDOT, the Company had intended to file a formal claim with the NYSDOT for the delay and extra work it experienced, as well as for appropriate portions of the adjustment taken by the NYSDOT to the amounts previously paid to the Company for its extended overhead costs, as a condition precedent to filing an action in the New York Court of Claims. However, as a result of a meeting with the NYSDOT on January 26, 2009, the NYSDOT has indicated a willingness to engage in settlement negotiations to resolve all claims.

Management has made an estimate of the total anticipated cost recovery on the Project and it is included in revenue recorded to date. To the extent new facts become known or the final cost recovery included in the claim settlement varies from this estimate, the impact of the change will be reflected in the financial statements at that time.

(e) The Cosmopolitan Resort and Casino Matter

The Company is engaged in the construction of the Cosmopolitan Resort and Casino, a mixed-use casino/hotel development project in Las Vegas, Nevada, (the “Project”). On January 16, 2008, Deutsche Bank AG (the “Bank”) delivered a notice of loan default to Cosmo, Senior Borrower LLC (“Cosmo”), then the Owner/Developer of the Project. Subsequently, the Bank foreclosed against the property and, as of August 29, 2008, Nevada Property 1 LLC (“NP1”) acquired title to the Project. Subsequently, NP1 notified the Company that it elected to have the Company continue with the performance of the work, and that it assumed the obligations of Cosmo under the construction contract for the Project.

The Company has an interim commitment from the Bank under which the Bank continues to pay the Company for performing construction work on the Project on a monthly basis while NP1 finalizes its financing for future payments. The Bank has continued to renew its commitment monthly.

Construction work continues on the Project and all current amounts due the Company have been paid pursuant to the terms of the construction contract.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[9] Contingencies and Commitments (continued)

(e) The Cosmopolitan Resort and Casino Matter (continued)

On August 14, 2008, the parties executed an amendment to the Project contract increasing the contract value and setting the guaranteed maximum price at approximately $2.3 billion for the Project. The Project currently is expected to be completed in 2010. As of December 31, 2008, approximately $915 million of work remained to be performed by the Company under the construction contract.

The ultimate financial impact of this matter, if any, is not yet determinable. Therefore, no provision for loss or contract profit reduction, if any, has been recorded in the financial statements.

(f) Queensridge

Perini Building Company, Inc. (“PBC”) was the general contractor for the construction of One Queensridge Place, a condominium project in Las Vegas, Nevada. The developer of the project, Queensridge Towers, LLC / Executive Home Builders, Inc. (“Queensridge”), has failed to pay PBC for work which PBC and its subcontractors performed on the project. The subcontractors have brought claims against PBC and have filed liens on the property in the amount of approximately $25 million. PBC has also filed a lien on the property in the amount of $24 million, representing unpaid contract balances and additional work, which is subordinate to a pre-existing security interest of the lender as to all amounts over $11.2 million. Queensridge has alleged that Perini and the subcontractors are not due the amounts which were sought and that it has backcharges from incomplete and defective work. Through an action in the Clark County District Court in Nevada, PBC has asked the court to consolidate all of the claims into one proceeding and to compel Queensridge and the subcontractors to participate in binding arbitration of all of those claims per the requirements of the contract. The court has advised that it will not act on the Motion to Compel Arbitration until it rules on several other pending motions, including cross motions for spoliation. To date, efforts by the parties to settle the matter have not been successful.

Management has made an estimate of the total anticipated recovery on this project and it is included in revenues recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from this estimate, the impact of the change will be reflected in the financial statements at that time.

(g) Gaylord Hotel and Convention Center

In 2005, Gaylord National, LLC (“Gaylord”), as Owner, and Perini Building Company, Inc. (“PBC”) /Tompkins Builders, Joint Venture (“PTJV”), as Construction Manager, entered into a contract (“Contract”) to construct the Gaylord National Resort and Convention Center (the “Project”) in Maryland. PBC is the managing partner of the joint venture. The Project included 2000 hotel rooms, a spa, swimming pool, restaurants, a convention center and other meeting space, surface and structural parking, site work, a central utility plant and various other elements.

PTJV requested payments it alleged were due by Gaylord. Gaylord disputed payment of such amounts and set forth certain claims against PTJV.

On September 18, 2008, PTJV filed suit against Gaylord and a petition for a lien in the Circuit Court for Prince George’s County Maryland. On October 10, 2008, Gaylord filed a separate suit in the same court against PTJV seeking damages. Effective November 26, 2008, the parties reached a settlement. Gaylord agreed to pay PTJV $42 million to settle all claims of each party against the other as of the settlement date. PTJV agreed to perform additional punchlist and related work valued at $3 million. PTJV also agreed to pay all subcontractors and defend all claims and lien actions by them relating to the Project.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[9] Contingencies and Commitments (continued)

(g) Gaylord Hotel and Convention Center (continued)

PTJV expects to close out most subcontracts in the first quarter of 2009. Resolution of the issues remaining with six subcontractors, including PTJV’s claim of approximately $3.8 million against Banker Steel, Company, LLC, may require mediation and/or arbitration. A mediation with Pierce Associates, Inc. is scheduled for March, 2009 with an arbitration, if necessary, to be held in September of 2009.

Management has made an estimate of the total net anticipated recovery on this project and it is included in revenues recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from this estimate, the impact of the change will be reflected in the financial statements at that time.

(h) UCLA Westwood Replacement Hospital Matter

This project, which was undertaken by the joint venture of Tutor-Saliba Corporation and Perini Corporation (“TSP”), involved the construction of a new hospital on the University of California, Los Angeles campus.  The project Owner is the University of California at Los Angeles. The project has been completed.

The project experienced significant delays, impacts and inefficiencies which TSP maintains were the result of Owner caused delays and design deficiencies.   TSP has submitted a claim to the Owner that includes a delay claim which, under the Contract between TSP and the Owner, is compensable at the rate of $25,000 per day, and a labor and material escalation claim in the amount of $800,000.

In addition, TSP’s subcontractors have submitted various claims, which TSP forwarded to the Owner as pass-through claims to the Owner.  Some subcontractors have filed lawsuits to enforce bond, stop notice and contract rights. Other subcontractors are anticipated to file lawsuits before expiration of applicable statutes of limitation. With respect to subcontractor lawsuits, TSP has in turn, filed indemnity claims against the Owner. Pursuant to the provisions of TSP’s subcontract agreements with its subcontractors, TSP is not responsible to pay subcontractors for Owner-caused damages.

The Owner currently is auditing the books and records of TSP and its subcontractors.  Global claims negotiations are now scheduled for May 2009.

(i) Shareholder Litigation

(1) Weitman v. Tutor, et al Matter

On June 19, 2008, an individual named Nina Weitman filed a lawsuit in Superior Court of Middlesex County, Massachusetts, (Weitman v. Tutor, et al., (Massachusetts Superior Court, Middlesex County, No. 08-2351) allegedly on behalf of herself and other shareholders of Perini Corporation (“Perini”), against Ronald N. Tutor, Robert Band, Raymond R. Oneglia, Michael R. Klein, William W. Brittain, Jr., Robert A. Kennedy, Peter Arkley and Robert L. Miller (collectively, the “Individual Defendants”); Perini Corporation itself; and Tutor-Saliba Corporation (“Tutor-Saliba”). Ms. Weitman reportedly owns seventeen (17) shares of Perini Corporation common stock. The complaint alleged generally that the Individual Defendants breached their fiduciary duties to Perini by agreeing to enter into the Merger Agreement with Tutor-Saliba. Specifically, the complaint alleged: that the proxy statement related to, among other things, the meeting of the Perini shareholders to approve the merger, did not provide shareholders with enough information regarding the merger; that the exchange ratio in the Merger Agreement was not fair to the Perini shareholders; and that Perini’s board of directors allegedly breached its fiduciary duties by, among other things, allegedly failing to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[9] Contingencies and Commitments (continued)

(i) Shareholder Litigation (continued)

(1) Weitman v. Tutor, et al Matter (continued)

examine strategic alternatives to the merger. The complaint sought, among other forms of relief, certification of the case as a class action, injunctive relief to enjoin the proposed merger, rescission in the event that the merger is consummated before a judgment in the case is entered, and damages.

The plaintiff had filed a motion seeking expedited procedures for its lawsuit. On August 13, 2008, the Superior Court issued an order denying Plaintiff’s motion for expedited procedures. Plaintiff did not file a motion to enjoin the Merger, which was completed on September 8, 2008.

In the Superior Court, Perini had moved to dismiss the complaint as to Perini and Tutor-Saliba. On July 31, 2008, rather than responding to Perini’s and Tutor-Saliba’s motions to dismiss, plaintiff filed an Amended Complaint alleging new claims for aiding and abetting breach of fiduciary duties and conspiracy, and naming Trifecta Acquisition LLC as a new defendant.  The defendants subsequently removed the case to the United States District Court for the District of Massachusetts. Plaintiff moved to remand the case to Massachusetts Superior Court, and the defendants filed cross motions to dismiss that they initially filed in that Court. On December 3, 2008, the District Court remanded the case to Middlesex County Superior Court. Defendants have renewed their motions to dismiss, and the court has scheduled a hearing on these motions for February 27, 2009.

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

In both cases, the plaintiffs claim that Perini and the Isham/Rollman Individual Defendants violated sections 10(b) and 20(a) of the 1934 Exchange Act, as well as the SEC's Rule 10b-5. The complaints allege generally that the defendants purportedly made material misrepresentations or omissions in press releases and SEC filings regarding the future prospects for Las Vegas construction projects. The plaintiffs claim that the alleged misrepresentations or omissions had the effect of artificially inflating the value of Perini's stock. Plaintiffs further allege that stock sales by the Isham/Rollman Individual Defendants prior to disclosures related to the developer of one of the Las Vegas projects support the claims that the defendants misrepresented or omitted material facts regarding the future prospects of these projects. Plaintiffs seek certification of the matter as a class action, and damages allegedly incurred by Perini shareholders who had purchased stock during the putative class period. Scheduling orders have not yet been entered in these cases. On October 20, 2008, the two pension funds, the Iron Workers District Council, Southern Ohio & Vicinity Pension Trust and the Operating Engineers Construction Industry and Miscellaneous Pension Fund moved to consolidate the two cases and to be appointed lead plaintiff under the Private Securities Litigation Reform Act (PSLRA). The court granted that motion on December 10, 2008. The parties agreed to a stipulated scheduling order, which provides that plaintiffs are to file a consolidated amended complaint by February 9,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[9] Contingencies and Commitments (continued)

(i) Shareholder Litigation (continued)

(2) Isham and Rollman Securities Litigation Matters (continued)

2009 and Defendants are to file any motions to dismiss by March 26, 2009. The consolidated amended complaint repeats the allegations and counts from the initial complaints, while adding additional factual allegations regarding financial difficulties with The Cosmopolitan Resort and Casino project in Las Vegas.

(3) Adams Derivative Lawsuit

On October 7, 2008, an individual named Kathy Adams, allegedly derivatively on behalf of Perini Corporation, filed a suit in Middlesex County, Massachusetts, Superior Court (Adams v. Tutor, et al., (Massachusetts Superior Court, Middlesex County, No. 08-3740)), against defendants Ronald N. Tutor, Willard W. Brittain, Jr., Michael Klein, Robert A. Kennedy, Raymond R. Oneglia, Robert L. Miller, Peter Arkley, Robert Band and C.L. Max Nikias, (collectively, the “Adams Individual Defendants”) as well as Perini itself as a nominal defendant. Adams did not make a demand on the Board of Directors before filing this derivative lawsuit. On November 14, 2008, Adams voluntarily dismissed her case without prejudice. Adams then sent Perini’s board of directors a letter demanding that the board commence an investigation of potential claims against the defendants for alleged breaches of their fiduciary duties owed to Perini resulting from alleged failures to disclose purported problems with the company’s Las Vegas construction projects. The board is considering this claim.

[10] Capital Stock

(a) Common Stock

On September 8, 2008, the Company’s shareholders approved an increase in the number of authorized shares of common stock from 40 million shares to 75 million shares.

On September 8, 2008, the Company acquired all of the outstanding shares of Tutor-Saliba, a privately-held California-based construction company, in exchange for 22,987,293 shares of the Company’s common stock. These shares are subject to certain liquidation restrictions contained in a shareholders agreement between Mr. Tutor, the Company and other former Tutor-Saliba shareholders.

The value of the Company’s common stock issued in the merger was approximately $881.5 million, equal to $38.35 per share, which was based on the average of the closing market prices of the Company’s common stock for the period beginning three trading days before and ending three trading days after April 2, 2008, the date on which the merger agreement was publicly announced. See Note 2 for additional information.

(b) Common Stock Repurchase Program

On November 13, 2008, the Company’s Board of Directors authorized a program to repurchase up to $100.0 million of the Company’s common stock over the then following 12 months. Under the terms of the program, the Company may repurchase shares in open market purchases or through privately negotiated transactions. The Company expects to use cash on hand to fund repurchases of its common stock. Stock repurchases will be conducted in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchase will be based on management’s evaluation of market conditions, business considerations and other factors. Repurchases also may be made under 10b5-1 plans, which would permit common stock to be purchased when the Company would otherwise be prohibited from doing so under insider trading laws.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[10] Capital Stock (continued)

(b) Common Stock Repurchase Program (continued)

The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of its common stock, and the program may be extended, modified, suspended or discontinued at any time, at the Company’s discretion. During 2008, the Company repurchased 2,003,398 shares under the program with an aggregate purchase price of $31.8 million.

(c) Stock Purchase Warrants

In connection with an amended credit agreement effective January 17, 1997, certain banks received stock purchase warrants to purchase up to 420,000 shares of the Company’s common stock at a purchase price of $8.30 per share, subject to certain anti-dilution adjustments in the event of certain distributions and other corporate events, at any time during the ten-year period ending January 17, 2007. Prior to 2006, 333,312 warrants were exercised. The remaining balance of 86,688 warrants outstanding as of December 31, 2006 was exercised on January 12, 2007.

(d) Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock. On May 17, 2006, the Company redeemed all remaining outstanding Depositary Shares in accordance with the terms of the $21.25 Preferred Stock at a price of $25.00 per Depositary Share plus accrued and unpaid dividends to that date, for an aggregate amount of approximately $8.8 million. At December 31, 2008 and 2007, there were no preferred shares issued and outstanding.

[11] Stock-Based Compensation

(a) 2004 Stock Option and Incentive Plan

The Company is authorized to grant up to 5,500,000 stock-based compensation awards to key executives, employees and directors of the Company under the 2004 Stock Option and Incentive Plan (the “Plan”). The Plan allows stock-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, deferred stock awards and dividend equivalent rights. The terms and conditions of the awards granted are established by the Compensation Committee of the Company’s Board of Directors who also administers the Plan.

The Company recognized total compensation expense of $12.1 million, $14.4 million and $17.1 million in 2008, 2007 and 2006, respectively, related to stock-based compensation awards which is included in “General and Administrative Expenses” in the Consolidated Statements of Operations. Income tax benefits of $4.6 million, $5.4 million and $6.5 million in 2008, 2007 and 2006, respectively, have been recognized relating to these awards.

A total of 1,986,537 shares of common stock are available for future grant under the Plan at December 31, 2008.

Restricted Stock Awards

Restricted stock awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain pre-established pre-tax income performance targets. Upon vesting, each award is exchanged for one share of the Company’s common stock. During 2008, 2007 and 2006, the Company granted 1,122,500, 50,000 and 1,295,000 restricted stock awards, respectively, to eligible participants. The awards granted in 2008, 2007 and 2006 had a weighted-average grant date fair value of $22.79, $53.22 and $31.44, respectively. The grant date fair value is determined based on the closing price of the Company’s common stock on the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[11] Stock-Based Compensation (continued)

(a) 2004 Stock Option and Incentive Plan (continued)

The Company recognized compensation expense of $11.6 million, $14.4 million and $17.1 million in 2008, 2007 and 2006, respectively, related to the restricted stock awards which is included in “General and Administrative Expenses.” As of December 31, 2008, there was $26.4 million of unrecognized compensation cost related to the unvested awards which, absent significant forfeitures in the future, is expected to be recognized over a weighted-average period of approximately 4.2 years.

A summary of restricted stock awards activity during the year ended December 31, 2008 is as follows:

		Weighted-Average	Aggregate
	Number	Grant Date	Intrinsic
	of Shares	Fair Value	Value

Unvested, January 1, 2008	1,030,000	$32.47	$ 42,662,600
Granted	1,122,500	22.79	25,577,775
Vested	(354,999)	33.28	11,813,218
Unvested, December 31, 2008	1,797,501	$26.26	$ 42,025,573

Of the unvested awards at December 31, 2008, approximately 205,000 awards vest in January 2009, 535,000 awards vest in January 2010, 722,500 awards vest in September 2013 and the balance generally vests in November 2013. Approximately 673,334 of the unvested awards will vest based on the satisfaction of service requirements and 1,124,167 will vest based on the satisfaction of both service requirements and the achievement of pre-tax income performance targets. The aggregate fair value of restricted stock awards vested in 2007 and 2006 was $5.2 million and $4.7 million, respectively.

Stock Options

During 2008, the Company granted 805,000 stock options under the Plan to eligible participants. The exercise price of the options was equal to the closing price of the Company’s common stock on the date of grant. The options vest and become exercisable on the fifth anniversary of the grant date upon completion of a service requirement. The options generally expire ten years from the date of grant.

The Company recognized compensation expense of $527,000 in 2008 related to these stock option grants. As of December 31, 2008, there was $9.0 million of unrecognized compensation cost related to the outstanding options which, absent significant forfeitures in the future, is expected to be recognized over a weighted-average period of approximately 4.75 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[11] Stock-Based Compensation (continued)

(a) 2004 Stock Option and Incentive Plan (continued)

A summary of stock option activity under the Plan during the year ended December 31, 2008 is as follows:

		Weighted-Average	Weighted-Average
	Number	Grant Date	Exercise
	of Shares	Fair Value	Price

Outstanding, January 1, 2008	-	$ -	$ -
Granted	805,000	11.78	20.68
Outstanding, December 31, 2008	805,000	$11.78	$20.68

The outstanding options had an intrinsic value of approximately $2.2 million and a weighted-average remaining contractual life of 9.88 years at December 31, 2008. None of the outstanding options were exercisable at December 31, 2008.

The fair value of the 2008 awards was determined using the Black-Scholes option-pricing model using the following key assumptions:

Range of risk-free interest rates	2.76% – 3.52%
Expected life of options	7.5 years
Range of expected volatility of underlying stock	49.53% - 52.76%
Expected quarterly dividends (per share)	$0.00

(b) Special Equity Incentive Plan

The Company is authorized to grant up to 3,000,000 non-qualified stock options to key executives, employees and directors of the Company under the Special Equity Incentive Plan (the “Incentive Plan”). Options are granted at not less than the fair market value on the date of grant, as defined, and generally expire 10 years from the date of grant. No options were granted under the Incentive Plan in 2008, 2007 and 2006. As of December 31, 2008, 36,500 options were outstanding and exercisable at a weighted-average exercise price of $3.97. The outstanding options had an intrinsic value of approximately $708,000 and a weighted-average remaining contractual life of 1.62 years at December 31, 2008. No options were exercised in 2008. The intrinsic value of options exercised in 2007 and 2006 was $9.3 million and $5.4 million, respectively. A total of 195,634 shares of common stock are available for future grant under the Incentive Plan at December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[12] Unaudited Quarterly Financial Data

The following table sets forth unaudited quarterly financial data for the years ended December 31, 2008 and 2007

(in thousands, except per share amounts):

	2008 by Quarter
	1st	2nd	3rd	4th (a)
Revenues	$ 1,256,336	$ 1,388,387	$ 1,412,635	$ 1,602,928
Gross profit	66,562	70,998	85,507	110,163
Net income (loss)	25,153	28,557	34,106	(162,956)

Basic earnings (loss) per common share	$ 0.93	$ 1.05	$ 1.03	$ (3.29)

Diluted earnings (loss) per common share	$ 0.91	$ 1.03	$ 1.01	$ (3.29)

	2007 by Quarter
	1st	2nd	3rd	4th
Revenues	$ 987,356	$ 1,151,620	$ 1,242,666	$ 1,246,716
Gross profit	57,897	64,902	63,895	62,200
Net income	22,653	27,578	24,011	22,872

Basic earnings per common share	$ 0.85	$ 1.03	$ 0.89	$ 0.85

Diluted earnings per common share	$ 0.84	$ 1.01	$ 0.87	$ 0.83

(a) The net loss in the fourth quarter of 2008 includes an after-tax impairment charge of $202.8 million, or $4.08 per diluted share, relating to goodwill and certain intangible assets.

[13] Business Segments

During the years 2006 through 2008, the Company’s chief operating decision making group consisted of the Chairman and Chief Executive Officer, the President and Chief Operating Officer who is also the President of Perini Management Services, and the Chairman and Chief Executive Officer of Perini Building Company. This group decides how to allocate resources and assess performance of the business segments. Generally, the Company evaluates performance of its operating segments on the basis of income from operations and cash flow.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[13] Business Segments (continued)

The following tables set forth certain business and geographic segment information relating to the Company’s operations for each of the three years in the period ended December 31, 2008 (in thousands):

2008	Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Totals	Corporate		Total

Revenues	$ 5,146,563	$ 310,722	$ 203,001	$ 5,660,286	$ -		$ 5,660,286
Income from
Construction Operations:
Before Impairment Charge	151,797	28,115	41,459	221,371	(22,139)	(a)	199,232
Impairment Charge	(197,627)	(6,000)	(20,851)	(224,478)	-		(224,478)
After Impairment Charge	(45,830)	22,115	20,608	(3,107)	(22,139)		(25,246)
Assets	1,961,476	384,612	178,096	2,524,184	548,894	(b)	3,073,078
Capital Expenditures	20,490	18,359	2,309	41,158	53,050		94,208

2007	Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Totals	Corporate		Total

Revenues	$ 4,248,814	$ 234,778	$ 144,766	$ 4,628,358	$ -		$ 4,628,358
Income (Loss) from
Construction Operations	127,426	(12,991)	49,402	163,837	(22,856)	(a)	140,981
Assets	995,303	181,798	23,697	1,200,798	453,317	(b)	1,654,115
Capital Expenditures	19,111	4,504	270	23,885	-		23,885

2006	Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Totals	Corporate		Total

Revenues	$ 2,515,051	$ 281,137	$ 246,651	$ 3,042,839	$ -		$ 3,042,839
Income from
Construction Operations	59,296	1,772	34,280	95,348	(24,469)	(a)	70,879
Assets	717,467	253,896	27,430	998,793	197,199	(b)	1,195,992
Capital Expenditures	17,850	3,453	223	21,526	-		21,526

(a)	Consists of corporate general and administrative expenses.

(b)	Consists principally of cash and cash equivalents, corporate aircraft, net deferred tax asset, land held for sale and other investments available for general corporate purposes.

Revenues from the Project CityCenter project and other projects in Las Vegas, Nevada for MGM MIRAGE in the building segment totaled approximately $2,263 million (or 40% of total revenues in 2008), $1,495 million (or 32%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[13] Business Segments (continued)

of total revenues) in 2007, and approximately $452 million (or 15% of total revenues) in 2006. Revenues from various healthcare-related projects in California for Kaiser Foundation Health Plan, Inc. in the building segment totaled approximately $310 million (or 10% of total revenues) in 2006.

Information concerning principal geographic areas is as follows (in thousands):

	Revenues
	2008	2007	2006

United States	$ 5,464,944	$ 4,494,976	$ 2,887,755
Foreign and U.S. Territories	195,342	133,382	155,084

Total	$ 5,660,286	$ 4,628,358	$ 3,042,839

	Income from Construction Operations

	2008	2007	2006

United States	$ 181,739	$ 114,986	$ 66,022
Foreign and U.S. Territories	39,632	48,851	29,326
Corporate	(22,139)	(22,856)	(24,469)
Goodwill and intangible asset impairment	(224,478)	-	-

Total	$ (25,246)	$ 140,981	$ 70,879

	Assets

	2008	2007	2006

United States	$ 2,934,381	$ 1,654,115	$ 1,195,992
Foreign and U.S. Territories	138,697	-	-

Total	$ 3,073,078	$ 1,654,115	$ 1,195,992

Income from construction operations has been allocated geographically based on the location of the job site.

[14] Related Party Transactions

Prior to the Company’s merger with Tutor-Saliba (see Note 2) and as a condition to an investor group’s acquisition of shares of the Company’s Series B Preferred Stock for an aggregate of $30 million, which was approved by the stockholders in January 1997, the Company entered into an agreement with Tutor-Saliba and Ronald N. Tutor, Chief Executive Officer and primary beneficial owner of Tutor-Saliba, to provide certain management services, as defined.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[14] Related Party Transactions (continued)

Tutor-Saliba participated in joint ventures with the Company before the agreement and continued to participate in joint ventures with the Company after the agreement. The Company’s share of revenue from these joint ventures amounted to $61.3 million (or 1.1%), $70.6 million (or 1.5%) and $41.4 million (or 1.4%) in 2008 prior to the merger with Tutor-Saliba, 2007 and 2006, respectively. In addition, in January 2008, Tutor-Saliba acquired a plumbing contractor which had subcontracts with the Company totaling approximately $63.7 million. The management agreement was generally renewed annually by the Compensation Committee of the Company’s Board of Directors, which consists entirely of independent directors, under the same basic terms and conditions as the initial agreement except that the amount of the annual fee payable thereunder to Tutor-Saliba was increased effective March 15, 2006, from $800,000 to $900,000, and effective March 14, 2007, from $900,000 to $1,000,000. Effective December 1, 2001, Mr. Tutor was included as a participant in the Company’s incentive compensation plan. Since January 17, 1997, Mr. Tutor has been a member of the Company’s Board of Directors and an officer of Perini. Effective July 1, 1999, Mr. Tutor was elected Chairman of the Board of Directors and effective March 29, 2000 was elected Chairman and Chief Executive Officer. Compensation for his management services consisted of (i) payments of $879,000 to Tutor-Saliba for the year ended December 31, 2006, $979,000 for the year ended December 31, 2007, and $688,900 for the eight months ended August 31, 2008 prior to the merger with Tutor-Saliba; (ii) stock options and restricted stock awards granted to Mr. Tutor; and (iii) incentive compensation payable to Tutor-Saliba of $1,679,000 in 2006, $977,000 in 2007, and $1,513,000 in 2008. Stock options for 1,225,000 shares of common stock were granted to Mr. Tutor between January, 1997 and March, 2000. All of the stock options were granted at or above the fair market value price per share on the respective dates of grant. All of the stock options were exercised in 2004.

On April 5, 2006, Mr. Tutor was granted 450,000 restricted stock units under the Perini Corporation 2004 Stock Option and Incentive Plan, subject to vesting, as described in Note 11. Upon the satisfaction of the service and/or performance-based vesting requirements, the Company issued to Mr. Tutor 150,000 shares of common stock on June 30, 2006, 2007 and 2008 of each year. The grant date fair value of the restricted stock awards was $14.2 million which was recorded as expense over the vesting period. Accordingly, expense related to these restricted stock awards of $1.1 million, $9.1 million and $4.0 million was recorded in 2008, 2007 and 2006, respectively.

The Company issued to Mr. Tutor 75,000 shares of common stock on June 30, 2005 and 75,000 additional shares of common stock to Mr. Tutor on June 30, 2006 based on the completion of certain service requirements. The grant date fair value of these restricted stock awards was $2.5 million which was recorded as expense over the vesting period. Expense related to these restricted stock awards of $0.4 million was recorded in 2006.

The Company leases certain facilities from Mr. Tutor and an affiliate owned by Mr. Tutor under non-cancelable operating lease agreements with monthly payments of $140,000, which increase at 3% per annum beginning July 1, 2007 and expiring in July 31, 2016. Lease expense for these leases recorded on a straight-line basis was $0.7 million for the four months ended December 31, 2008.

In the fourth quarter of 2008, the Company repaid $58.5 million of notes payable due to the former Tutor-Saliba shareholders which was assumed in the merger. Approximately $55.9 million of the total was paid to the two trusts controlled by Mr. Tutor.

An affiliate of Mr. Tutor has an outstanding note payable to a Company joint venture, of which the Company’s proportionate share is $0.2 million as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006 (continued)

[14] Related Party Transactions (continued)

The investors that provided $40 million of new equity in the Company on March 29, 2000 consisted of Tutor-Saliba (see above), O&G Industries, Inc. (“O&G”), a participant in certain construction joint ventures with the Company, and National Union Fire Insurance Company of Pittsburgh, Pa., a wholly owned subsidiary of American International Group, Inc. (“AIG”), one of the Company’s sureties and a provider of insurance and insurance related services to the Company. These investors participated in a secondary public stock offering which was completed in December 2005. In addition, in 2005 Tutor-Saliba exercised its call right under an existing shareholders’ agreement to purchase all of the 2,352,941 shares owned by AIG at a predetermined rate, as defined. The cumulative holdings of each of the investors as of December 31, 2008, 2007 and 2006 were as follows:

	Number of Common Shares
	Tutor-Saliba	O&G
Balance at December 31, 2006	3,035,229	1,652,941
Sold	(3,035,229)	(1,052,941)
Balance at December 31, 2007 and 2008	-	600,000

Percentage of total common shares outstanding	0.00%	1.24%

O&G participates in joint ventures with the Company, the Company’s share of which contributed $6.1 million (or less than 1%), $3.1 million (or less than 1%) and $37.9 million (or 1.2%) to the Company’s consolidated revenues in 2008, 2007 and 2006, respectively.

[15] Subsequent Event

On January 15, 2009, the Company completed the acquisition of Keating Building Corporation, a Philadelphia-based privately held construction, construction management and design-build company. Under the terms of the transaction, the Company acquired 100% of Keating’s common stock for $43.0 million in cash plus an amount to be determined based on fiscal 2009 through 2011 operating results, not to exceed $9.0 million.

Keating is licensed to provide construction services in Pennsylvania, Connecticut, New Jersey, Delaware, Maryland, Florida, Virginia, Texas and the District of Columbia, and is one of the largest general building contractors in its region of operation.

Keating was acquired because the Company believes Keating is a strong strategic fit enabling the Company to expand its building construction market presence in the Eastern half of the United States, including the important Northeast and Mid-Atlantic regions, and to realize significant synergies from the acquisition by deploying Keating’s resources in the regional gaming, hospitality and public works building markets in the Eastern United States.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Perini Corporation

Framingham, Massachusetts

We have audited the accompanying consolidated balance sheets of Perini Corporation (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/Deloitte & Touche LLP

Boston, Massachusetts

February 27, 2009

Exhibit Index

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Act of 1934 and are referred to and incorporated herein by reference to such filings.

Exhibit 2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

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

Exhibit 3.	Articles of Incorporation and By-laws

	3.1	Restated Articles of Organization (incorporated by reference to Exhibit 4 to Form S-2 (File No. 33-28401) filed on April 28, 1989).

	3.2	Articles of Amendment to the Restated Articles of Organization of the Perini Corporation (incorporated by reference to Exhibit 3.2 to Form S-1 (File No. 333-111338) filed on December 19, 2003).

	3.3	Articles of Amendment to the Articles of Organization of Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 12, 2000).

	3.4	Articles of Amendment to the Articles of Organization of Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 11, 2008.)

	3.5	Amended and Restated By-laws of Perini Corporation (incorporated by reference to Exhibit 3.2 of Form 8-K (File No. 001-06314) filed on February 14, 1997).

	3.6	Amendment No. 1 to the Amended and Restated By-laws of Perini Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed on April 12, 2000).

	3.7	Amendment No. 2 to the Amended and Restated By-laws of Perini Corporation (incorporated by reference to Exhibit 3.7 to Form 10-Q filed on November 7, 2008.)

Exhibit 4.	Instruments Defining the Rights of Security Holders, Including Indentures

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

Exhibit Index

(Continued)

4.2

Letter Agreement by and among Perini Corporation, BLUM Capital Partners, L.P., PB Capital Partners, L.P. and The Common Fund for Non-Profit Organizations, dated as of December 1, 2003 (incorporated by reference to Exhibit 4.14 to Form S-1 (File No. 333-111338) filed on December 19, 2003).

4.3

Shareholders Agreement, dated April 2, 2008, by and among Perini Corporation, Ronald N. Tutor and the shareholders of Tutor-Saliba Corporation signatory thereto (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 7, 2008.)

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

	10.3*	Special Equity Incentive Plan (incorporated by reference to Exhibit A to Perini Corporation’s Proxy Statement for the Annual Meeting of Stockholders dated April 19, 2000).

	10.4*	Perini Corporation 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit D to Perini Corporation’s Proxy Statement for the Annual Meeting of Stockholders dated April 20, 2004).

10.5

Promissory Note dated as of September 6, 2000 by and among Mt. Wayte Realty, LLC (a wholly owned subsidiary of Perini Corporation) and The Manufacturers Life Insurance Company (U.S.A.) (incorporated by reference to Exhibit 10.34 to Perini Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2000 filed on November 6, 2000).

	10.6*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Form S-1 (File No. 333-111338) filed on February 10, 2004).

10.7*

Form of Restricted Stock Unit Award Agreement under the Perini Corporation 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.24 to Perini Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 4, 2005).

Exhibit Index

(Continued)

10.8

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

10.9*

Restricted Stock Unit Award Agreement under the Perini Corporation 2004 Stock Option and Incentive Plan dated as of September 26, 2007 between the Company and Kenneth R. Burk (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 9, 2007).

	10.10*	Employment Agreement, dated April 2, 2008, by and between Perini Corporation and Ronald N. Tutor (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 7, 2008.)

10.11*

Amended and Restated Employment Agreement dated December 23, 2008, by and between Perini Corporation and Ronald N. Tutor (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 23, 2008.)

10.12

Third Amended and Restated Credit Agreement dated as of September 8, 2008 among Perini Corporation, the subsidiaries of Perini identified therein, and Bank of America, N.A. and the other lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to Form 8-K field on September 12, 2008).

10.13

First Amendment dated February 23, 2009 to the Third Amended and Restated Credit Agreement among Perini Corporation, the subsidiaries of Perini identified therein, and Bank of America, N.A. and the other lenders that are parties thereto – filed herewith.

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

* Management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.