Form 10-Q
period 2009-03-31
PERINI CORP
filed 2009-05-08
CIK 77543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ___ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X	Accelerated filer ___	Non-Accelerated filer ____	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

The number of shares of Common Stock, $1.00 par value per share, of the registrant outstanding at May 4, 2009 was 48,516,555.

PERINI CORPORATION AND SUBSIDIARIES

INDEX

				Page Number
Part I. -	Financial Information:

	Item 1.	Financial Statements (Unaudited)

		Consolidated Condensed Balance Sheets – March 31, 2009 and December 31, 2008		3

		Consolidated Condensed Statements of Income – Three Months ended March 31, 2009 and 2008		4

		Consolidated Condensed Statement of Stockholders’ Equity – Three Months ended March 31, 2009		5

		Consolidated Condensed Statements of Cash Flows – Three Months ended March 31, 2009 and 2008		6

		Notes to Consolidated Condensed Financial Statements		7 – 18

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		19 –27

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		27

	Item 4.	Controls and Procedures		27

Part II. -	Other Information:

		Item 1.	Legal Proceedings	28

		Item 1A.	Risk Factors	28

		Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

		Item 3.	Defaults Upon Senior Securities	29

		Item 4.	Submission of Matters to a Vote of Security Holders	29

		Item 5.	Other Information	29

		Item 6.	Exhibits	29 – 30

	Signatures			31

Part I. – Financial Information

Item 1. Financial Statements (Unaudited)

PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

(In Thousands)

	MARCH 31,	DEC. 31,
	2009	2008
ASSETS
Cash and Cash Equivalents	$ 458,621	$ 386,172
Accounts Receivable, including retainage	1,441,561	1,378,040
Costs and Estimated Earnings in Excess of Billings	140,475	115,706
Deferred Income Taxes	10,566	11,589
Other Current Assets	18,970	18,793
Total Current Assets	2,070,193	1,910,300

Long-term Investments	103,429	104,779

Property and Equipment, less Accumulated Depreciation
of $53,090 in 2009 and $47,116 in 2008	333,410	328,480

Other Assets:
Goodwill	602,471	588,112
Intangible Assets, net	145,798	125,026
Other	16,567	16,381
	$ 3,271,868	$ 3,073,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$ 18,848	$ 18,674
Accounts Payable, including retainage	1,338,988	1,352,041
Billings in Excess of Costs and Estimated Earnings	207,893	192,442
Accrued Expenses	149,238	122,094
Total Current Liabilities	1,714,967	1,685,251

Long-term Debt, less current maturities included above	190,641	61,580

Deferred Income Taxes	97,170	98,862

Other Long-term Liabilities	90,273	89,159

Contingencies and Commitments

Stockholders’ Equity:
Common Stock	48,517	48,319
Additional Paid-in Capital	1,002,868	1,001,392
Retained Earnings	162,041	123,060
Accumulated Other Comprehensive Loss	(34,609)	(34,545)
Total Stockholders' Equity	1,178,817	1,138,226

	$ 3,271,868	$ 3,073,078

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(In Thousands, Except Per Share Data)

	THREE MONTHS
	ENDED MARCH 31,

	2009	2008

Revenues	$ 1,518,282	$ 1,256,336

Cost of Operations	1,411,372	1,189,774

Gross Profit	106,910	66,562

General and Administrative Expenses	44,276	27,599

INCOME FROM CONSTRUCTION OPERATIONS	62,634	38,963

Other Income, net	1,266	1,505
Interest Expense	(1,230)	(355)

Income before Income Taxes	62,670	40,113

Provision for Income Taxes	(23,689)	(14,960)

NET INCOME	$ 38,981	$ 25,153

BASIC EARNINGS PER COMMON SHARE	$ 0.80	$ 0.93

DILUTED EARNINGS PER COMMON SHARE	$ 0.80	$ 0.91

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	48,514	27,145
Effect of Dilutive Stock Options and Restricted
Stock Units Outstanding	505	508
DILUTED	49,019	27,653

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(In Thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance - December 31, 2008	$ 48,319	$ 1,001,392	$ 123,060	$ (34,545)	$ 1,138,226

Net income	-	-	38,981	-	38,981

Other comprehensive loss:
Foreign currency translation	-	-	-	(64)	(64)
Total comprehensive income					38,917

Tax effect of stock-based compensation	-	(851)	-	-	(851)

Stock-based compensation expense	-	2,715	-	-	2,715

Issuance of common stock, net	198	(388)	-	-	(190)

Balance - March 31, 2009	$ 48,517	$ 1,002,868	$ 162,041	$ (34,609)	$ 1,178,817

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(In Thousands)

	THREE MONTHS
	ENDED MARCH 31,
	2009	2008

Cash Flows from Operating Activities:
Net income	$ 38,981	$ 25,153
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	10,215	2,574
Stock compensation expense	2,715	3,227
Adjustment of investments to fair value	18	2,683
Excess income tax benefit from stock-based compensation	-	(449)
Deferred income taxes	(779)	372
Loss on sale of equipment	292	41
Loss on land held for sale	104	79
Other long-term liabilities	(5,068)	2,212
Cash from changes in other components of working capital	(90,007)	(10,842)

NET CASH (USED BY) PROVIDED FROM OPERATING ACTIVITIES	$ (43,529)	$ 25,050

Cash Flows from Investing Activities:
Acquisition of Keating Building Corporation, net of cash balance acquired	$ (5,150)	$ -
Acquisition of property and equipment	(9,239)	(5,798)
Proceeds from sale of property and equipment	662	266
Investment in land held for sale	(117)	(79)
Investment in available-for-sale securities, net	1,350	(125,825)
Investment in other activities	427	(1,279)

NET CASH USED BY INVESTING ACTIVITIES	$ (12,067)	$ (132,715)

Cash Flows from Financing Activities:
Proceeds from long-term debt	$ 133,986	$ -
Repayment of long-term debt	(5,415)	(1,414)
Excess income tax benefit from stock-based compensation	-	449
Issuance of common stock and effect of cashless exercise	(190)	(809)
Deferred debt costs	(336)	-

NET CASH PROVIDED FROM (USED BY) FINANCING ACTIVITIES	$ 128,045	$ (1,774)

Net Increase (Decrease) in Cash and Cash Equivalents	72,449	(109,439)
Cash and Cash Equivalents at Beginning of Year	386,172	459,188

Cash and Cash Equivalents at End of Period	$ 458,621	$ 349,749

Supplemental Disclosure of Cash Paid During the Period For:
Interest	$ 1,056	$ 355
Income taxes	$ 1,787	$ 10,416

Supplemental Disclosure of Non-cash Transactions:
Grant date fair value of common stock issued for services	$ 7,081	$ 6,221
Property and equipment acquired through financing arrangements	$ 104	$ -

The accompanying notes are an integral part of these consolidated condensed financial statements.

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The unaudited consolidated condensed financial statements presented herein include the accounts of Perini Corporation and its wholly owned subsidiaries (“Perini” or the “Company”). The Company’s interests in construction joint ventures are accounted for using the proportionate consolidation method. These unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2009 and December 31, 2008, results of operations for the three month periods ended March 31, 2009 and 2008, and cash flows for the three month periods ended March 31, 2009 and 2008. The results of operations for the three months ended March 31, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009 because, among other reasons, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

(2)	Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to such financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company has made no significant changes to these policies during 2009, except as noted below.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company beginning January 1, 2009 and the Company applied the provisions of SFAS No. 141(R) to an acquisition completed on January 15, 2009 (see Note 3(a)).

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, the application of SFAS No. 157 relating to non-financial assets and non-financial liabilities of the Company has been adopted on January 1, 2009.

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”), which requires employers to disclose information about fair value measurements of plan assets that are similar to the disclosures about fair value measurements required by SFAS No. 157, “Fair Value Measurements.” FSP 132(R)-1 will become effective for the Company’s 2009 annual financial statements. Since FSP 132(R)-1 only requires enhanced disclosures, the adoption of FSP 132(R)-1 will not have an impact on the Company’s financial position, results of operations or cash flows.

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(2)	Significant Accounting Policies (continued)

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly” (“FSP 157-4”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. FSP 157-4 provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. FSP 157-4 applies to all fair value measurements when appropriate. The Company plans to adopt the provisions of FSP 157-4 during the second quarter of 2009, but does not believe that this guidance will have a significant impact on its financial position, cash flows, or disclosures.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 115-2 amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company has not determined the impact the adoption of FSP 115-2 may have on its financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 107-1 requires an entity to provide the annual disclosures required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, in its interim financial statements. The Company plans to adopt the provisions of FSP 107-1 and provide the additional disclosure requirements for the second quarter of 2009.

(3)	Merger and Acquisition

(a) Acquisition of Keating Building Corporation

On January 15, 2009, the Company completed its acquisition of all of the outstanding capital stock of Daniel J. Keating Construction Company, d/b/a Keating Building Corporation (“Keating”), a privately held construction, construction management and design/build company based in Philadelphia, PA. Under the terms of the transaction, the Company acquired 100% of Keating’s stock for total consideration of $51.1 million, which includes amounts paid at closing and additional consideration that may become payable under the terms of the agreement. Goodwill of $14.3 million was recorded in conjunction with this acquisition. The Company has not yet completed the final allocation of the purchase price to the tangible and intangible assets of Keating. Pending the outcome of further analysis, the preliminary purchase price allocation could change.

Keating provides building construction general contracting services primarily in the northeast and mid-Atlantic regions of the United States and has a history of successfully completed projects in the corporate campus, gaming, hospitality, education, pharmaceutical and institutional building construction markets. Keating was acquired because the Company believes Keating is a strong strategic fit enabling the Company to expand its building construction market presence in the

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(3)	Merger and Acquisition (continued)

(a) Acquisition of Keating Building Corporation (continued)

eastern half of the United States, including the important northeast and mid-Atlantic regions, and to realize significant synergies from the acquisition by deploying Keating’s resources in the regional private non-residential and public works building markets in the eastern United States.

The acquisition was effective as of January 1, 2009 for accounting purposes and, accordingly, Keating’s financial results are included in the Company’s consolidated results of operations and financial position beginning January 1, 2009. The acquisition of Keating did not have a material effect on the Company’s results of operations, financial condition or cash flows.

(b) Merger With Tutor-Saliba Corporation

On September 8, 2008, the Company acquired all of the outstanding shares of Tutor-Saliba Corporation (“Tutor-Saliba”). Tutor-Saliba was acquired because the Company believes it is a strong strategic fit, providing the Company with enhanced opportunities for growth not available to the Company on a stand-alone basis through increased size, scale and management capabilities, complementary assets and expertise, particularly Tutor-Saliba’s expertise in civil projects, immediate access to multiple geographic regions, and increased ability to compete for larger numbers of projects particularly in the civil construction segment due to an increased bonding capacity.

The transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The Company has not yet completed the process of finalizing the allocation of the purchase price to the tangible and intangible assets of Tutor-Saliba. However, during the three months ended March 31, 2009, the Company did not revise any of the assumptions, estimates or amounts used to complete its preliminary purchase price accounting as of December 31, 2008. Pending the outcome of further analysis, the preliminary purchase price allocation could change.

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

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(3)	Merger and Acquisition (continued)

(b) Merger With Tutor-Saliba Corporation (continued)

	Three Months Ended March 31, 2008
	Actual	Pro forma
	(in thousands, except per share amounts)
	(Unaudited)

Revenues	$ 1,256,336	$ 1,640,186
Income from construction operations	38,963	60,637
Net income	25,153	38,526

Earnings per share:
Basic	$ 0.93	$ 0.77
Diluted	$ 0.91	$ 0.76

Weighted average shares outstanding:
Basic	27,145	50,132
Diluted	27,653	50,640

(4)	Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

Cash and cash equivalents as reported in the accompanying Consolidated Condensed Balance Sheets consist of amounts held by the Company that are available for general corporate purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses. Joint venture cash and cash equivalents are not restricted to specific uses within those entities; however, the terms of the joint venture agreements limit the Company’s ability to distribute those funds and use them for corporate purposes. Cash held by construction joint ventures is distributed from time to time to the Company and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by the Company from its construction joint ventures are then available for general corporate purposes. At March 31, 2009 and December 31, 2008, the Company’s cash balance also includes $1.2 million and $6.0 million, respectively, which represents an advance received from a project owner to be used to fund subcontract work on a specific project under certain circumstances. The Company has included these amounts in its contract billings and they are included as a component of “billings in excess of costs and estimated earnings” in the Consolidated Condensed Balance Sheets at March 31, 2009 and December 31, 2008.

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(4)	Cash and Cash Equivalents (continued)

At March 31, 2009 and December 31, 2008, cash and cash equivalents consisted of the following (in thousands):

	March 31,	Dec. 31,
	2009	2008

Corporate cash and cash equivalents (available
for general corporate purposes)	$ 437,674	$ 342,246

Company's share of joint venture cash and
cash equivalents (available only for joint venture
purposes, including future distributions)	20,947	43,926
	$ 458,621	$ 386,172

(5)	Fair Value Measurements

SFAS No. 157, “Fair Value Measurements,” establishes a three-tier valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs used in measuring fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. These hierarchical tiers are defined as follows:

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2009 (in thousands):

Fair Value Measurements at March 31, 2009 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active markets	inputs	inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents (1)	$ 458,621	$ 458,621	$ -	$ -

Short-term investments (2)	82	82	-	-

Auction rate securities (3)
Long-term	103,429	-	-	103,429

TOTAL	$ 562,132	$ 458,703	$ -	$ 103,429

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(5)	Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in thousands):

Auction Rate
Securities

Balance at December 31, 2008	$ 104,779
Settlements	(1,350)
Balance at March 31, 2009	$ 103,429

(1)	Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which fair value is determined through quoted market prices.
(2)	Short-term investments consist of an S&P 500 index mutual fund for which fair value is determined through quoted market prices.
(3)

At March 31, 2009, the Company had $103.4 million invested in auction rate securities (“ARS”) which the Company considers as available-for-sale. The majority of the ARS held by the Company at March 31, 2009, totaling $77.5 million, are in securities collateralized by student loan portfolios, which are guaranteed by the United States government. Additional amounts totaling $17.9 million, are invested in securities collateralized by student loan portfolios, which are privately insured. The remainder of the securities, totaling $8.0 million, are invested in tax-exempt bonds, for which the Company has experienced a number of redemptions at par value in the past year. Most of the Company’s ARS are rated AAA or AA. The Company estimated the fair value of its ARS utilizing an income approach valuation model which considered, among other items, the following inputs: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default or repurchase at par for each period.

Due to the Company’s belief that the market for both government-backed and privately insured student loans, as well as for tax exempt municipal bonds, may take in excess of twelve months to fully recover, the Company has classified its $103.4 million investment in these securities as non-current and this amount is included in Long-term Investments in the Consolidated Condensed Balance Sheets at March 31, 2009.

(6)	Contingencies and Commitments

(a)  Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter

The court recently heard an argument presented by the Tutor-Saliba-Perini joint venture (“TSP”) that the Los Angeles County Metropolitan Transportation Authority’s (“LAMTA”) Disadvantaged Business Enterprise (“DBE”) program was/is unconstitutional thus making LAMTA’s DBE claims unenforceable. In March 2009, the court ruled that LAMTA could not proceed with its breach of contract claims unless it can prove the contracts are constitutional under a “strict scrutiny” standard. LAMTA has informed the court it will drop its contract claims. The court also ruled that LAMTA may proceed with a trial on its DBE false claims. A further status conference is set for May 2009.

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

(b)  Perini/Kiewit/Cashman Joint Venture-Central Artery/Tunnel Project Matter

To date, the current Disputes Review Board panel (the “Third DRB”) has made three awards. The first is an award to the Perini/Kiewit/Cashman joint venture (“PKC”) in the amount of $50.7 million for further delays, impacts and inefficiencies. Of that total award, $41.1 million was issued as a binding arbitration award, and the remaining $9.6 million was issued as a non-binding recommendation. The second award is in the amount of $5.8 million for delay damages. Of that amount, $3.3 million was issued as a binding arbitration award, and $2.5 million was issued as a non-binding recommendation. Massachusetts Highway Department (“MHD”) has appealed both of these awards. The Third DRB Panel issued its third award, as a binding arbitration award, denying PKC’s claim for further compensable delays. The time for appealing this award has not yet run.

It is PKC’s position that the remaining claims to be decided by the DRB on a binding basis have an anticipated value of approximately $26 million. MHD disputes that the remaining claims before the DRB may be decided on a binding basis.  Hearings before the DRB are scheduled to occur throughout 2009 and into 2010.

(c) Long Island Expressway/Cross Island Parkway Matter

On April 20, 2009, the Company made a presentation of its position to the New York State Department of Transportation (“NYSDOT”) regarding the additional relief it seeks from the NYSDOT. Settlement negotiations between the parties are continuing.

(d) Gaylord Hotel and Convention Center

PBC/Tompkins Builders, Joint Venture (“PTJV”) closed out most subcontracts in the first quarter of 2009. Resolution of the issues remaining with other subcontractors may require mediation and/or arbitration. In March 2009, PTJV settled with two major subcontractors, Pierce Associates, Inc. and Banker Steel Company, LLC. A mediation with another major subcontractor, MTR Electrical Construction LLC, is scheduled for May 2009.

(e) UCLA Westwood Replacement Hospital Matter

The University of California at Los Angeles (the “Owner”) has audited the books and records of TSP and its subcontractors.  Subcontractors have filed lawsuits for what are essentially pass-through claims to the Owner. The global negotiations, originally scheduled for May 2009, will not take place. TSP has filed its own lawsuit against the Owner on behalf of TSP and its subcontractors. The Owner indicated that it intends to file counter claims against TSP and the subcontractors. TSP will complete necessary discovery in advance of any mediation, which has yet to be scheduled, in order to maximize its opportunity to achieve an acceptable resolution.

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(6)	Contingencies and Commitments (continued)

(f) Shareholder Litigation

(1) Weitman v. Tutor, et al Matter

The parties have stipulated to plaintiff voluntarily dismissing her case. Pursuant to the stipulation, no compensation, attorney fees, or costs were paid or promised to be paid to the plaintiff by any of the defendants. The Superior Court entered an order dismissing the case on April 3, 2009.

(2) Isham and Rollman Securities Litigation Matters

On February 9, 2009, the lead plaintiffs filed their consolidated amended complaint. The consolidated amended complaint repeats the allegations and counts from the initial complaints, and includes additional factual allegations regarding financial difficulties with the Cosmopolitan Resort & Casino project in Las Vegas. Defendants filed motions to dismiss on April 17, 2009. Plaintiffs’ oppositions are due by June 5, 2009, and defendants’ reply briefs due by July 10, 2009.

(3) Adams Derivative Lawsuit

On January 28, 2009, an individual named Kathy Adams, who is allegedly a holder of Perini common stock, sent Perini’s board of directors a letter demanding that the board commence an investigation of potential claims against certain current or former officers and directors of Perini for alleged breaches of their fiduciary duties owed to Perini, resulting from alleged failures to disclose purported problems with the company’s Las Vegas construction projects. Perini’s board of directors has voted to form a Special Litigation Committee to investigate Adams’ allegations. That action was communicated to Adams’ counsel on April 27, 2009.

Management does not anticipate any material adverse financial impact to result from these shareholder litigation matters.

(7)	Stock-Based Compensation

(a) 2004 Stock Option and Incentive Plan

The Company is authorized to grant up to 5,500,000 stock-based compensation awards to key executives, employees and directors of the Company under the 2004 Stock Option and Incentive Plan (the “Plan”). The Plan allows stock-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, deferred stock awards and dividend equivalent rights. The terms and conditions of the awards granted are established by the compensation committee of the Company’s board of directors (the “Compensation Committee”) who also administers the Plan.

For the three month period ended March 31, 2009, the Company recognized total compensation expense of $2.7 million related to stock-based compensation awards which is included in “General and Administrative Expenses” in the Consolidated Condensed Statements of Income.

A total of 1,939,205 shares of common stock are available for future grant under the Plan at March 31, 2009.

Restricted Stock Awards

Restricted stock awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain pre-established pre-tax income performance targets. Upon vesting, each award is exchanged for one share of the Company’s common stock. As of March 31, 2009, the Compensation Committee has approved the grant of an aggregate of 2,842,500 restricted stock awards to eligible participants. There were

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(7)	Stock-Based Compensation (continued)

(a) 2004 Stock Option and Incentive Plan (continued)

75,000 restricted stock awards granted in 2009. The grant date fair value is determined based on the closing price of the Company’s common stock on the date of grant.

For the three month period ended March 31, 2009, the Company recognized compensation expense of $2.2 million related to the restricted stock awards which is included in “General and Administrative Expenses” in the Consolidated Condensed Statements of Income. As of March 31, 2009, there was $25.1 million of unrecognized compensation cost related to the unvested awards which, absent significant forfeitures in the future, is expected to be recognized over a weighted-average period of approximately 4.0 years.

A summary of restricted stock awards activity for the three months ended March 31, 2009 is as follows:

		Weighted-Average	Aggregate
	Number	Grant Date	Intrinsic
	of Shares	Fair Value	Value
Unvested, January 1, 2009	1,797,501	$26.26	$ 42,025,573
Vested	(215,000)	$34.40	$ 7,396,250
Granted	75,000	$21.88	$ 922,500
Forfeited	(20,000)	$31.55	$ -
Unvested, March 31, 2009	1,637,501	$24.93	$ 20,141,262

The outstanding unvested awards at March 31, 2009 are scheduled to vest as follows:

Number
Vesting Date	of Awards

2009	60,000
2010	505,001
2011	25,000
2013	1,047,500
Total	1,637,501

Approximately 531,667 of the unvested awards will vest based on the satisfaction of service requirements and 1,105,834 will vest based on the satisfaction of both service requirements and the achievement of pre-tax income performance targets.

Stock Options

During 2008, the Company granted 805,000 stock options under the Plan to eligible participants. The exercise price of the options was equal to the closing price of the Company’s common stock on the date of grant. The options vest and become exercisable on the fifth anniversary of the grant date upon satisfaction of a service requirement. The options generally expire ten years from the date of grant.

For the three months ended March 31, 2009, the Company recognized compensation expense of $0.5 million related to these stock option grants. As of March 31, 2009, there was $8.5 million of unrecognized compensation cost related to the outstanding options which, absent significant

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(7)	Stock-Based Compensation (continued)

(a) 2004 Stock Option and Incentive Plan (continued)

forfeitures in the future, is expected to be recognized over a weighted-average period of approximately 4.33 years.

There was no stock option activity under the Plan during the three month period ended March 31, 2009. The outstanding options had no intrinsic value at March 31, 2009 since the options’ exercise price exceeded the closing price of the Company’s common stock. The outstanding options had a weighted-average remaining contractual life of 9.63 years at March 31, 2009. None of the outstanding options were exercisable at March 31, 2009.

(b) Special Equity Incentive Plan

The Company is authorized to grant up to 3,000,000 non-qualified stock options to key executives, employees and directors of the Company under the Special Equity Incentive Plan (the “Incentive Plan”). Options are granted at not less than the fair market value on the date of grant, as defined, and generally expire 10 years from the date of grant. No options were granted under the Incentive Plan during the three month period ended March 31, 2009. As of March 31, 2009, 36,500 options were outstanding and exercisable at a weighted-average exercise price of $3.97. The outstanding options had an intrinsic value of approximately $304,000 and a weighted-average remaining contractual life of 1.40 years at March 31, 2009. No options were exercised during the three month period ended March 31, 2009. A total of 195,634 shares of common stock are available for future grant under the Incentive Plan at March 31, 2009.

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

Subject to certain conditions, the Company has the option to increase the base facility by up to an additional $45 million. Similar to the Prior Agreement, certain subsidiaries of the Company unconditionally guarantee the obligations of the Company under the Credit Agreement. Certain companies not party to the Prior Agreement, having become subsidiaries of the Company as a result of subsequent acquisitions also became guarantors under the Credit Agreement. The obligations under the Credit Agreement are secured by a lien on all personal property and certain real property of the Company and its subsidiaries party thereto. Amounts outstanding under the Credit Agreement bear interest at a rate equal to, at the Company's option, (a) the adjusted British Bankers Association LIBOR rate, as defined, plus 100 to 225 basis points (with a floor of 150 basis points for the $155 million base facility) based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA or (b) the higher of the Federal Funds Rate plus 50 basis points, or the prime rate announced by Bank of America, N.A., plus up to 100 basis points based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA. In addition, the Company has agreed to pay quarterly facility fees of 0.50% per annum of the unused portion of the base credit facility and ranging from 0.20% to 0.35% per annum of the unused portion of the Supplementary Facility. Any outstanding loans under the revolving credit facility mature on February 22, 2012, unless extended pursuant to the terms of the Credit Agreement.

PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(8)	Amended Credit Agreement (continued)

The Credit Agreement requires the Company to comply with certain financial and other covenants including minimum net worth, minimum asset coverage, minimum fixed charge coverage and maximum leverage ratios. The Credit Agreement also includes certain customary provisions for this type of facility, including operational covenants restricting liens, investments, indebtedness, fundamental changes in corporate organization, and dispositions of property, and events of default, certain of which include corresponding grace periods and notice requirements. In addition, the Credit Agreement provides that the Supplementary Facility shall be reduced upon the sale of all or any portion of the $111.7 million face value of auction rate securities held in the Company’s investment portfolio as of September 8, 2008. Subsequent to September 8, 2008, the Company has sold auction rate securities with a face value in the amount of $2.4 million.

On February 23, 2009, the Credit Agreement was amended effective December 31, 2008 to modify certain financial covenants to accommodate the impact of the $224.5 million impairment charge recorded in 2008 and to extend the maturity date of the Supplementary Facility to December 31, 2010.

The Company has outstanding borrowings of $125.0 million and zero under its available revolving credit facilities as of March 31, 2009 and December 31, 2008, respectively, and has utilized the revolving credit facility for letters of credit. Accordingly, at March 31, 2009, the Company has $121.3 million available to borrow under the Credit Agreement, including the Supplementary Facility.

In addition, during the first quarter of 2009, the Company obtained two notes totaling $9.7 million from First Hawaiian Bank, to finance building and land acquisition for operations in Guam. The current terms of both notes are a maturity date of February 12, 2016 and a LIBOR-based adjusted interest rate.

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

The following tables set forth certain business segment information relating to the Company’s operations for the three month periods ended March 31, 2009 and 2008 (in thousands):

Three months ended March 31, 2009
Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Totals	Corporate		Total

Revenues	$ 1,342,937	$ 89,345	$ 86,000	$ 1,518,282	$ -		$ 1,518,282
Income from Construction Operations	$ 43,265	$ 12,711	$ 15,645	$ 71,621	$ (8,987)	*	$ 62,634

Three months ended March 31, 2008
Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Totals	Corporate		Total

Revenues	$ 1,163,020	$ 60,156	$ 33,160	$ 1,256,336	$ -		$ 1,256,336
Income from Construction Operations	$ 34,790	$ 2,835	$ 6,301	$ 43,926	$ (4,963)	*	$ 38,963

* Consists primarily of corporate general and administrative expenses.

(12)	Employee Pension Plans

The Company has a defined benefit pension plan that covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The Company also has an unfunded supplemental retirement plan for certain employees whose benefits under the defined benefit plan are reduced because of compensation limitations under federal tax laws. Effective June 1, 2004, all benefit accruals under the Company’s pension plan were frozen; however, the current vested benefit was preserved. In accordance with SFAS No. 132(R), “Employers’ Disclosures About Pensions and Other Post-Retirement Benefits”, the pension disclosure presented below includes aggregated amounts for both of the Company’s plans. The following table sets forth the net pension cost by component for the three month periods ended March 31, 2009 and 2008:

	Three Months
	Ended March 31,
	2009	2008
	(in thousands)
Interest cost on projected benefit obligation	$ 1,162	$ 1,158
Expected return on plan assets	(1,219)	(1,200)
Recognized actuarial loss	473	398

Net Pension Cost	$ 416	$ 356

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

Our business is conducted through three segments: building, civil, and management services. Our building segment focuses on large, complex projects in the hospitality and gaming, municipal offices, sports and entertainment, educational, transportation, corrections, healthcare, biotech, pharmaceutical and high-tech markets, and electrical and mechanical, plumbing and HVAC services as a subcontractor to the Company and other general contractors. Our civil segment specializes in public works construction, primarily in the western, northeastern and mid-Atlantic United States, including the repair, replacement and reconstruction of the public infrastructure such as highways, bridges, mass transit systems and wastewater treatment facilities. Our management services segment, including the recently acquired Tutor-Saliba operation in Guam, provides diversified construction, design-build and maintenance services to the U.S. military and government agencies, as well as to surety companies and multi-national corporations in the United States and overseas.

Significant Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Our critical accounting policies are also identified and discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. We have made no significant changes to these policies during the first quarter of 2009, except as noted below.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for us beginning January 1, 2009 and we applied the provisions of SFAS No. 141(R) to an acquisition we completed on January 15, 2009 (see Note 3(a)).

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

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”), which requires employers to disclose information about fair value measurements of plan assets that are similar to the disclosures about fair value measurements required by SFAS No. 157, “Fair Value Measurements.” FSP 132(R)-1 will become effective for our annual financial statements for 2009. Since FSP 132(R)-1 only requires enhanced disclosures, the adoption of FSP 132(R)-1 will not have an impact on our financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly” (“FSP 157-4”), which is effective for us for the quarterly period beginning April 1, 2009. FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. FSP 157-4 provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. FSP 157-4 applies to all fair value measurements when appropriate. We plan to adopt the provisions of FSP 157-4 during the second quarter of 2009, but we do not believe that this guidance will have a significant impact on our financial position, cash flows, or disclosures.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”), which is effective for us for the quarterly period beginning April 1, 2009. FSP 115-2 amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. We have not determined the impact the adoption of FSP 115-2 may have on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which is effective for us for the quarterly period beginning April 1, 2009. FSP 107-1 requires an entity to provide the annual disclosures required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” in its interim financial statements. We plan to adopt the provisions of FSP 107-1 and provide the additional disclosure requirements for the second quarter of 2009.

Recent Developments

Acquisition of Keating Building Corporation

On January 15, 2009, we completed our acquisition of Daniel J. Keating Construction Company, d/b/a Keating Building Corporation (“Keating”), a Philadelphia-based privately held construction, construction management and design-build company. Under the terms of the transaction, we acquired 100% of Keating’s common stock for total consideration of $51.1 million, which includes amounts paid at closing and additional consideration that may become payable under the terms of the agreement. Keating is licensed to provide construction services in a number of states, mostly in the mid-Atlantic and northeast regions of the United States. We believe that the acquisition of Keating is a strong strategic fit which will enable us to expand our building construction market presence in the eastern half of the United States, including the important northeast and mid-Atlantic regions, and to realize significant synergies from the acquisition by deploying Keating’s resources in the regional private non-residential and public works building markets in the eastern United States. The results of operations for Keating are included in our financial statements for the first quarter of 2009.

Amended Credit Agreement

Effective September 8, 2008, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, as Agent, which allows us to borrow up to $155 million on a revolving credit basis (the “Revolving Facility”), with a $50 million sublimit for letters of credit, and an additional $111.7 million under a supplementary facility (the “Supplementary Facility”) to the extent that the $155 million base facility has been fully drawn. The total amount available to borrow under the Supplementary Facility reduces upon the sale of all or any portion of the $111.7 million face value of auction rate securities held in our investment portfolio as of September 8, 2008. Subsequent to September 8, 2008, we have sold auction rate securities with a face value in the amount of $2.4 million. This Supplementary Facility provides us with access to a source of liquidity should the need arise. On February 23, 2009, the Credit Agreement was amended, effective from December 31, 2008, to modify certain financial covenants to accommodate the impact of a $224.5 million impairment charge recorded in 2008 and to extend the maturity date of the Supplementary Facility to December 31, 2010. The termination date of the Revolving Facility is February 22, 2012.

Executive Appointments

On March 23, 2009, we announced the following executive appointments.

•

Robert Band will continue to serve as President of Perini Corporation. In addition, he will assume the title of CEO of the Management Services Group, which includes Perini Management Services, Inc., where he has been President since 1996.

•

Kenneth Burk will continue to serve as Chief Financial Officer and will assume the title of Executive Vice President, Chief Financial Officer. He will also be responsible for Human Resources, Information Systems and Investor Relations.

•

James (“Jack”) Frost as Executive Vice President and CEO of Perini’s Civil Group. Frost, who joined Tutor-Saliba in 1988, was most recently Executive Vice President and Chief Operating Officer of Tutor-Saliba. In his new position, all civil operations of Perini will report to him, including Tutor-Saliba, Perini Civil Construction, Cherry Hill Construction and Black Construction.

•

Mark Caspers as Executive Vice President and CEO of Perini’s Building Group. He was most recently President and Chief Operating Officer of Perini Building Company. All of Perini’s building companies will report to Caspers including Perini Building Company, Rudolph & Sletten, Inc., Keating and James A. Cummings, Inc.

•

William Sparks as Executive Vice President, Treasurer and Corporate Secretary of Perini Corporation. Sparks joined Tutor-Saliba Corporation in 1995 as Senior Vice President and Chief Financial Officer. He will also assume responsibilities for Risk Management for Perini.

•

Steven Meilicke as Vice President, Corporate Controller.  He also serves as Perini’s principal accounting officer. Prior to joining Perini in January 2009, he was Finance Manager for a division of General Electric’s real estate group in California; and previously was Senior Audit Manager for Deloitte & Touche’s Real Estate and Construction Group.

Backlog of $5.8 Billion

Our backlog of uncompleted construction work at March 31, 2009 was approximately $5.8 billion, as compared to the $6.7 billion backlog reported at December 31, 2008. The March 31, 2009 backlog includes approximately $0.5 billion added in the first quarter of 2009, presented as “New Business Awarded” in the table below, due to the acquisition of Keating. The overall decrease in our backlog during 2009 reflects the normal completion of work under contract for the period and a reduced level of new work acquired during this quarter as a result of the challenging economic environment, which has caused some customers to delay and/or reduce in scope certain construction projects.

	Backlog at	New Business	Revenue	Backlog at
	Dec. 31, 2008	Awarded	Recognized	March 31, 2009
	(in millions)
Building	$ 5,732.0	$ 663.5	$ 1,342.9	$ 5,052.6
Civil	528.0	13.4	89.4	452.0
Management Services	415.9	(9.7)	86.0	320.2
Total	$ 6,675.9	$ 667.2	$ 1,518.3	$ 5,824.8

Results of Operations

Comparison of the First Quarter of 2009 with the First Quarter of 2008

Revenues increased by $262.0 million to $1,518.3 million, gross profit increased by $40.3 million, income from construction operations increased by $23.6 million, and net income increased by $13.8 million (or 54.8%) to $39.0 million in 2009. While a portion of these increases are attributable to the additions of Tutor-Saliba and Keating, the strong performance in the first quarter of 2009 reflects improved profit contributions in all of our segments – building, civil and management services. Basic earnings per common share were $0.80 for the first quarter of 2009, compared to $0.93 for the first quarter of 2008. Diluted earnings per common share were $0.80 for the first quarter of 2009, compared to $0.91 for the first quarter of 2008.

	Revenues for the
	Three Months Ended March 31,		Increase	%
	2009	2008	(Decrease)	Change
	(in millions)
Building	$ 1,342.9	$ 1,163.0	$ 179.9	15.5%
Civil	89.4	60.1	29.3	48.8%
Management Services	86.0	33.2	52.8	159.0%
Total	$ 1,518.3	$ 1,256.3	$ 262.0	20.9%

Overall revenues increased by $262.0 million (or 20.9%), from $1,256.3 million in 2008 to $1,518.3 million in 2009. This increase was due primarily to an increase in building construction revenues of $179.9 million (or 15.5%), from $1,163.0 million in 2008 to $1,342.9 million in 2009, due primarily to an increase in revenues as a result of the merger with Tutor-Saliba in September 2008. In addition, the acquisition of Keating in January 2009 resulted in an increase in building construction revenues compared to 2008. Civil construction revenues increased by $29.3 million (or 48.8%), from $60.1 million in 2008 to $89.4 million in 2009, due primarily to an increase in revenues as a result of the merger with Tutor-Saliba. Management services revenues increased by $52.8 million (or 159.0%), from $33.2 million in 2008 to $86.0 million in 2009, due primarily to an increase in revenues as a result of the merger with Tutor-Saliba as well as an increased volume of work in Iraq and Guam.

	Income from Construction
	Operations for the		Increase
	Three Months Ended March 31,		(Decrease)%
	2009	2008	In Income	Change
	(in millions)
Building	$ 43.2	$ 34.8	$ 8.4	24.1%
Civil	12.7	2.8	9.9	353.6%
Management Services	15.7	6.4	9.3	145.3%
Subtotal	$ 71.6	$ 44.0	$ 27.6	62.7%

Less: Corporate	(9.0)	(5.0)	(4.0)	80.0%
Total	$ 62.6	$ 39.0	$ 23.6	60.5%

Income from construction operations (excluding corporate) increased by $27.6 million (or 62.7%), from $44.0 million in 2008 to $71.6 million in 2009. Building construction income from operations increased by $8.4 million (or 24.1%), from $34.8 million in 2008 to $43.2 million in 2009, due primarily to the increase in revenues discussed above. Building construction operations experienced an improvement in operating margin in 2009 due primarily to profit increases recognized based on substantial completion of certain projects in Las Vegas. Civil construction income from operations increased by $9.9 million (or 353.6%), from $2.8 million in 2008 to $12.7 million in 2009, due primarily to profit increases recognized on a wastewater treatment project in metropolitan New York and bridge projects in California and New Jersey as these projects reached substantial completion. Management services income from operations increased by $9.3 million (or 145.3%), from $6.4 million in 2008 to $15.7 million in 2009, due primarily to the increased revenues discussed above and continued favorable performance on overhead coverage system projects in Iraq. Overall income from construction operations was unfavorably impacted by a $4.0 million increase in corporate general and administrative expenses, from $5.0 million in 2008 to $9.0 million in 2009, due primarily to expenses related to the acquisition and integration of Tutor-Saliba.

Other income decreased by $0.2 million, from $1.5 million in 2008 to $1.3 million in 2009. Recognition of a $2.6 million loss due to the adjustment of certain of our investments in auction rate securities to fair value at March 31, 2008 was offset by a $2.5 million decrease in interest income due to lower available interest rates and a lower available cash investment balance in 2009.

Interest expense increased by $0.9 million, from $0.3 million in 2008 to $1.2 million in 2009, due primarily to the increase in debt assumed in conjunction with the merger with Tutor-Saliba.

The provision for income taxes increased by $8.7 million, from $15.0 million in 2008 to $23.7 million in 2009, due primarily to the increase in pretax income in 2009. The effective tax rate for the first quarter of 2009 was 37.8%, as compared to 37.3% for the first quarter of 2008.

Potential Impact of Current Economic Conditions

Current economic and financial market conditions in the United States and overseas, including severe disruptions in the credit markets, could adversely affect our results of operations in future periods, particularly if there is a prolonged economic recession or depression or if government efforts to stabilize and revitalize credit markets and financial institutions are not effective. The current instability in the financial markets has made it difficult for certain of our customers, including state and local governments, to access the credit markets to obtain financing or refinancing, as the case may be, to fund new construction projects on satisfactory terms or at all. State and local governments also are facing potentially significant budget shortfalls as a result of declining tax and other revenues, which may cause them to defer or cancel planned infrastructure projects. This situation has contributed to an $851 million decrease in our backlog during 2009 as new projects have been deferred or delayed pending a turnaround in the economy, an improvement in the credit markets, and the release of funds for construction under the Federal economic stimulus package. We may encounter increased levels of deferrals and delays related to new construction projects in the future. Difficulty in obtaining adequate financing due to the unprecedented disruption in the credit markets may increase the rate at which our customers defer, delay or cancel proposed new construction projects. Such deferrals, delays or cancellations could have an adverse impact on our future operating results.

Liquidity and Capital Resources

Cash and Working Capital

Effective September 8, 2008, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, as Agent. The Credit Agreement amends and replaces in its entirety a previously existing credit agreement dated February 25, 2007, as amended on May 7, 2008, and allows us to borrow up to $155 million on a revolving credit basis (the “Revolving Facility”), with a $50 million sublimit for letters of credit, and an additional $111.7 million under a supplementary facility (the “Supplementary Facility”) to the extent that the $155 million base facility has been fully drawn. The total amount available to borrow under the Supplementary Facility reduces upon the sale of all or any portion of the $111.7 million face value of auction rate securities held in our investment portfolio as of September 8, 2008. Subsequent to September 8, 2008, we have sold auction rate securities with a face value in the amount of $2.4 million. This Supplementary Facility provides us with access to a source of liquidity should the need arise. On February 23, 2009, the Credit Agreement was amended, effective December 31, 2008, to modify certain financial covenants to accommodate the impact of a $224.5 million impairment charge recorded in 2008 and to extend the maturity date of the Supplementary Facility to December 31, 2010. The termination date of the Revolving Facility is February 22, 2012. We had borrowings of $125 million under the Revolving Facility as of March 31, 2009. We did not borrow under the Revolving Facility during 2008. We had $121.3 million available to borrow under the Credit Agreement, including the Supplementary Facility, at March 31, 2009, including outstanding letters of credit.

Cash and cash equivalents as reported in the accompanying Consolidated Condensed Financial Statements consist of amounts held by us as well as our proportionate share of amounts held by construction joint ventures. Cash held by us is available for general corporate purposes while cash held by construction joint ventures is available only for joint venture-related uses. Joint venture cash and cash equivalents are not restricted to specific uses within those entities; however, the terms of the joint venture agreements limit our ability to distribute those funds and use them for corporate purposes. Cash held by construction joint ventures is distributed from time to time to us and to the other joint venture participants in accordance with our respective percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by us from our construction joint ventures are then available for general corporate purposes. At March 31, 2009 and December 31, 2008, cash held by us and available for general corporate purposes was $437.7 million and $342.3 million, respectively, and our proportionate share of cash held by joint ventures and available only for joint venture-related uses was $20.9 million and $43.9 million, respectively. At March 31, 2009 and December 31, 2008, our cash balance included $1.2 million and $6.0 million, respectively, which represents an advance received from a project owner to be used to fund subcontract work on a specific project under certain circumstances. We have included these amounts in our contract billings and they are included as a component of “billings in excess of costs and estimated earnings” in the Consolidated Condensed Balance Sheets at March 31, 2009 and December 31, 2008.

A summary of cash flows for each of the three month periods ended March 31, 2009 and 2008 is set forth below:

	Three Months
	Ended March 31,
	2009	2008
	(in millions)
Cash flows from:
Operating activities	$ (43.5)	$ 25.0
Investing activities	(12.1)	(132.7)
Financing activities	128.0	(1.8)
Net increase (decrease) in cash	$ 72.4	$ (109.5)
Cash at beginning of year	386.2	459.2
Cash at end of period	$ 458.6	$ 349.7

During 2009, we used $43.5 million in cash to fund operating activities. The negative cash flow from operating activities is primarily due to timing in the collection of receivables on certain large projects. We also used $12.1 million in cash to fund investing activities, principally for the purchase of property to be used in our management services segment in Guam, and to fund the acquisition of Keating. These investing cash outflows were partly offset by a cash balance of $37.9 million recorded in connection with the acquisition of Keating. We received $128.0 million in cash from financing activities, primarily due to $125 million of borrowing under our Revolving Facility. As a result, our cash balance increased by $72.4 million during the first quarter of 2009.

In November 2008, our Board of Directors authorized a program to repurchase up to $100 million of our common stock over the ensuing twelve months. During 2008, we repurchased 2,003,398 shares for an aggregate purchase price of $31.8 million under the program. During 2009, we have not made any repurchases of our common stock under the program.

Working capital increased by $130.2 million, from $225.0 million at the end of 2008 to $355.2 million at March 31, 2009, due primarily to the borrowing under our Revolving Facility in 2009. Accordingly, the current ratio increased from 1.13x at December 31, 2008 to 1.21x at March 31, 2009.

Long-term Investments

We hold a variety of highly rated (mostly AAA or AA) interest bearing auction rate securities that generally represent interests in pools of either interest bearing student loans or municipal bond issues. These auction rate securities were intended or designed to provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals, typically every 7 or 28 days. In the event that such auctions are unsuccessful, the holder of the securities is not able to access these funds until a future auction of these investments is successful. An unsuccessful auction results in a lack of liquidity in the securities but does not signify a default by the issuer. Upon an unsuccessful auction, the interest rates do not reset at a market rate but instead reset based upon a formula contained in the security, which rate is generally higher than the current market rate. Since mid-February 2008, regularly scheduled auctions for these securities started to fail throughout the market at a significant rate. At that time, we had $181.9 million invested in auction rate securities. Since then, we have been successful in liquidating at par value $72.6 million of our investment in auction rate securities. At March 31, 2009, we had investments in auction rate securities of $103.4 million, which are reflected at fair value. These investments are considered to be “available-for-sale,” and are classified as long-term investments. Our investment policy is to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. The current overall liquidity concerns in capital markets have affected our ability to liquidate many of our investments in auction rate securities. Based on our ability to access our cash equivalent investments, our anticipated operating cash flows, and our available Revolving Facility and our Supplemental Facility discussed above, we do not expect that the short-term lack of liquidity of our auction rate security investments will materially affect our overall liquidity position or our ability to execute our current business plan.

Debt

Total debt, including current maturities, at March 31, 2009 was $209.5 million, an increase of $129.2 million from December 31, 2008, due primarily to the $125 million of borrowing under our Revolving Facility at March 31, 2009. Accordingly, long-term debt, net of current maturities, increased from $61.6 million at December 31, 2008 to $190.6 million at March 31, 2009. The long-term debt to equity ratio was .16x at March 31, 2009 compared to .05x at December 31, 2008.

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

Forward-looking Statements

The statements contained in this Management’s Discussion and Analysis of the Consolidated Condensed Financial Statements and other sections of this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to:

•	The current global financial crisis and significant deterioration in global economic conditions, which may cause or accelerate a number of the other factors listed below;
•	our ability to convert backlog into revenue;
•	our ability to successfully and timely complete construction projects;
•	the potential delay, suspension, termination or reduction in scope of a construction project;
•	the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules;
•	the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings;
•	the availability of borrowed funds on terms acceptable to us;
•	the ability to retain certain members of management;
•	the ability to obtain surety bonds to secure our performance under certain construction contracts;
•	possible labor disputes or work stoppages within the construction industry;
•	changes in federal and state appropriations for infrastructure projects;
•	possible changes or developments in worldwide or domestic political, social, economic, business, industry, market and regulatory conditions or circumstances;
•

actions taken or not taken by third parties including our customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials;

•	the effects of disruption from the merger with Tutor-Saliba making it more difficult to maintain relationships with employees, customers, other business partners or government entities;
•

the ability to realize the expected synergies resulting from the merger with Tutor-Saliba in the amounts or in the timeframe anticipated and the ability to integrate Tutor-Saliba’s businesses into those of Perini in a timely and cost-efficient manner;

•	an unsolicited offer by another company to acquire the assets or capital stock of Perini;

•	the impact on the trading price of Perini common stock of resales in the public markets of shares of Perini common stock received by Tutor-Saliba shareholders in the merger;
•

the ability of Mr. Tutor to exert significant influence over corporate decisions as a result of his ownership of Perini common stock following the merger, his position as chairman and chief executive officer of the combined company and his right to designate up to two nominees for election as directors of Perini; and

•

other risks and uncertainties discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 27, 2009.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk from that described in our Annual Report on Form 10-K for the year ended December 31, 2008, Item 7A, since December 31, 2008.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us and, although we have designed our disclosure controls and procedures to address the geographic diversity of our operations, this diversity inherently may limit the effectiveness of those controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As part of our integration of Tutor-Saliba and Keating, we are in the process of incorporating our controls and procedures into the operations of Tutor-Saliba and Keating.

In connection with Rule 13a-15(b) under the Securities Exchange Act of 1934, we will continue to review and assess the adequacy of our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II. - Other Information

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings cannot be predicted with any certainty and, in the case of more complex legal proceedings, the results are difficult to predict at all. We disclosed information about certain of our legal proceedings in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2008. Set forth below is an update to those disclosures. For further discussion regarding legal proceedings, see Note 6 of Notes to Consolidated Condensed Financial Statements.

Weitman v. Tutor, et al Matter

On June 19, 2008, an individual named Nina Weitman filed a lawsuit in Superior Court of Middlesex County, Massachusetts, (Weitman v. Tutor, et al., (Massachusetts Superior Court, Middlesex County, No. 08-2351) allegedly on behalf of herself and other shareholders of Perini, against Ronald N. Tutor, Robert Band, Raymond R. Oneglia, Michael R. Klein, William W. Brittain, Jr., Robert A. Kennedy, Peter Arkley and Robert L. Miller (collectively, the “Individual Defendants”); Perini itself; and Tutor-Saliba. Ms. Weitman reportedly owns seventeen (17) shares of Perini common stock. The complaint alleged generally that the Individual Defendants breached their fiduciary duties to Perini by agreeing to enter into the merger agreement with Tutor-Saliba. Specifically, the complaint alleged: that the proxy statement related to, among other things, the meeting of the Perini shareholders to approve the merger, did not provide shareholders with enough information regarding the merger; that the exchange ratio in the merger agreement was not fair to the Perini shareholders; and that Perini’s board of directors allegedly breached its fiduciary duties by, among other things, allegedly failing to examine strategic alternatives to the merger. The complaint sought, among other forms of relief, certification of the case as a class action, injunctive relief to enjoin the proposed merger, rescission in the event that the merger is consummated before a judgment in the case is entered, and damages.

On December 3, 2008, the District Court remanded the case to Middlesex County Superior Court. Defendants renewed their motions to dismiss, and the court scheduled a hearing on these motions for February 27, 2009.   Prior to the Superior Court deciding defendants’ dismissal motions, the parties stipulated to plaintiff voluntarily dismissing her case, without prejudice. Pursuant to the stipulation, no compensation, attorney fees, or costs were paid or promised to be paid to the plaintiff by any of the defendants. The Superior Court entered an order dismissing the case on April 3, 2009.

Adams Derivative Lawsuit

On October 7, 2008, an individual named Kathy Adams, allegedly derivatively on behalf of Perini, filed a suit in Middlesex County, Massachusetts, Superior Court (Adams v. Tutor, et al., (Massachusetts Superior Court, Middlesex County, No. 08-3740)), against defendants Ronald N. Tutor, Willard W. Brittain, Jr., Michael Klein, Robert A. Kennedy, Raymond R. Oneglia, Robert L. Miller, Peter Arkley, Robert Band and C.L. Max Nikias, as well as Perini itself as a nominal defendant. Adams did not make a demand on the board of directors before filing this derivative lawsuit. On November 14, 2008, Adams voluntarily dismissed her case without prejudice. Adams then sent Perini’s board of directors a letter demanding that the board commence an investigation of potential claims against the defendants for alleged breaches of their fiduciary duties owed to Perini resulting from alleged failures to disclose purported problems with the company’s Las Vegas construction projects. Perini’s board of directors has voted to form a Special Litigation Committee to investigate Adams’ allegations. That action was communicated to Adams’ counsel on April 27, 2009.

Item 1A. Risk Factors

Information regarding risk factors affecting the Company’s business is discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes from those risk factors during 2009.

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

Exhibit 3.1	Restated Articles of Organization (incorporated by reference to Exhibit 4 to Form S-2 (File No. 33-28401) filed on April 28, 1989).

Exhibit 3.2	Articles of Amendment to the Restated Articles of Organization of Perini Corporation (incorporated by reference to Exhibit 3.2 to Form S-1 (File No. 333-111338) filed on December 19, 2003).

Exhibit 3.3	Articles of Amendment to the Restated Articles of Organization of Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 12, 2000).

Exhibit 3.4	Articles of Amendment to the Restated Articles of Organization of Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 11, 2008).

Exhibit 3.5	Amended and Restated By-laws of Perini Corporation (incorporated by reference to Exhibit 3.2 of Form 8-K (File No. 001-06314) filed on February 14, 1997).

Exhibit 3.6	Amendment No. 1 to the Amended and Restated By-laws of Perini Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed on April 12, 2000).

Exhibit 3.7	Amendment No 2 to the Amended and Restated By-laws of Perini Corporation (incorporated by reference to Exhibit 3.7 to Form 10-Q filed on November 7, 2008).

+Exhibit 10.1	Amendment No. 1 dated March 20, 2009 to the Amended and Restated Employment Agreement dated December 23, 2008, by and between Perini Corporation and Ronald N. Tutor – filed herewith.

Part II. - Other Information (continued)

Exhibit 10.2

First Amendment dated February 23, 2009 to the Third Amended and Restated Credit Agreement among Perini Corporation, the subsidiaries of Perini identified therein, and Bank of America, N.A. and the other lenders that are parties thereto (incorporated by reference to Exhibit 10.13 to Form 10-K filed on February 27, 2009).

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

Perini Corporation
Registrant

Date: May 8, 2009	/s/Kenneth R. Burk
Kenneth R. Burk, Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer