Form 10-Q
period 2009-06-30
TUTOR PERINI Corp
filed 2009-08-10
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended June 30, 2009

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 1-6314

Tutor Perini Corporation
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1717070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15901 OLDEN STREET, SYLMAR, CALIFORNIA 91342-1093
(Address of principal executive offices)
(Zip code)

(818) 362-8391
(Registrant's telephone number, including area code)

PERINI CORPORATION
73 MT. WAYTE AVENUE, FRAMINGHAM, MASSACHUSETTS 01701-9160
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

The number of shares of Common Stock, $1.00 par value per share, of the registrant outstanding at August 3, 2009 was 48,531,482.

     TUTOR PERINI CORPORATION AND SUBSIDIARIES

     INDEX

				Page Number
Part I. -	Financial Information:

	Item 1.	Financial Statements (Unaudited)

		Consolidated Condensed Balance Sheets – June 30, 2009 and December 31, 2008		3

		Consolidated Condensed Statements of Income – Three Months and Six Months ended June 30, 2009 and 2008		4

		Consolidated Condensed Statement of Stockholders’ Equity – Six Months ended June 30, 2009		5

		Consolidated Condensed Statements of Cash Flows – Six Months ended June 30, 2009 and 2008		6

		Notes to Consolidated Condensed Financial Statements		7 – 21

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		22 – 31

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		31

	Item 4.	Controls and Procedures		31

Part II. -	Other Information:

		Item 1.	Legal Proceedings	32

		Item 1A.	Risk Factors	33

		Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

		Item 3.	Defaults Upon Senior Securities	33

		Item 4.	Submission of Matters to a Vote of Security Holders	33 – 34

		Item 5.	Other Information	34

		Item 6.	Exhibits	34 – 35

	Signatures			36

Part I. – Financial Information

Item 1. Financial Statements (Unaudited)

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008
(In Thousands)

	JUNE 30,	DEC. 31,
	2009	2008
ASSETS
Cash and Cash Equivalents	$ 450,921	$ 386,172
Accounts Receivable, including retainage	1,366,614	1,378,040
Costs and Estimated Earnings in Excess of Billings	122,500	115,706
Deferred Income Taxes	7,606	11,589
Other Current Assets	16,112	18,793
Total Current Assets	1,963,753	1,910,300

Long-term Investments	101,201	104,779

Property and Equipment, less Accumulated Depreciation
of $57,454 in 2009 and $47,116 in 2008	337,987	328,480

Other Assets:
Goodwill	602,471	588,112
Intangible Assets, net	140,887	125,026
Other	17,071	16,381
	$ 3,163,370	$ 3,073,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$ 22,215	$ 18,674
Accounts Payable, including retainage	1,257,425	1,352,041
Billings in Excess of Costs and Estimated Earnings	210,489	192,442
Accrued Expenses	115,547	122,094
Total Current Liabilities	1,605,676	1,685,251

Long-term Debt, less current maturities included above	186,436	61,580

Deferred Income Taxes	90,304	98,862

Other Long-term Liabilities	61,316	89,159

Contingencies and Commitments

Stockholders’ Equity:
Common Stock	48,531	48,319
Additional Paid-in Capital	1,004,763	1,001,392
Retained Earnings	200,938	123,060
Accumulated Other Comprehensive Loss	(34,594)	(34,545)
Total Stockholders' Equity	1,219,638	1,138,226

	$ 3,163,370	$ 3,073,078

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands, Except Per Share Data)

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,

	2009	2008	2009	2008

Revenues	$ 1,382,748	$ 1,388,387	$ 2,901,030	$ 2,644,723

Cost of Operations	1,274,535	1,317,389	2,685,907	2,507,163

Gross Profit	108,213	70,998	215,123	137,560

General and Administrative Expenses	44,453	28,398	88,729	55,997

INCOME FROM CONSTRUCTION OPERATIONS	63,760	42,600	126,394	81,563

Other Income, net	619	2,535	1,885	4,040
Interest Expense	(2,864)	(394)	(4,094)	(749)

Income before Income Taxes	61,515	44,741	124,185	84,854

Provision for Income Taxes	(22,618)	(16,184)	(46,307)	(31,144)

NET INCOME	$ 38,897	$ 28,557	$ 77,878	$ 53,710

BASIC EARNINGS PER COMMON SHARE	$ 0.80	$ 1.05	$ 1.61	$ 1.98

DILUTED EARNINGS PER COMMON SHARE	$ 0.79	$ 1.03	$ 1.59	$ 1.94

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	48,521	27,171	48,518	27,158
Effect of Dilutive Stock Options and Restricted
Stock Units Outstanding	476	596	490	552
DILUTED	48,997	27,767	49,008	27,710

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(In Thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance - December 31, 2008	$ 48,319	$ 1,001,392	$ 123,060	$ (34,545)	$ 1,138,226

Net income	-	-	77,878	-	77,878

Other comprehensive loss:
Foreign currency translation	-	-	-	(49)	(49)
Total comprehensive income					77,829

Tax effect of stock-based compensation	-	(851)	-	-	(851)

Stock-based compensation expense	-	4,295	-	-	4,295

Issuance of common stock, net	212	(73)	-	-	139

Balance - June 30, 2009	$ 48,531	$ 1,004,763	$ 200,938	$ (34,594)	$ 1,219,638

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(In Thousands)

	SIX MONTHS
	ENDED JUNE 30,
	2009	2008
Cash Flows from Operating Activities:
Net income	$ 77,878	$ 53,710
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	20,632	5,174
Stock-based compensation expense	4,295	5,920
Adjustment of investments to fair value	(22)	2,667
Excess income tax benefit from stock-based compensation	-	(533)
Deferred income taxes	(4,685)	997
Loss (gain) on sale of equipment	318	(425)
Loss on land held for sale	169	211
Other long-term liabilities	(34,025)	3,601
Cash from changes in other components of working capital	(105,118)	1,542

NET CASH (USED BY) PROVIDED FROM OPERATING ACTIVITIES	$ (40,558)	$ 72,864

Cash Flows from Investing Activities:
Acquisition of Keating Building Corporation, net of cash balance acquired	$ (6,900)	$ -
Acquisition of property and equipment	(19,408)	(14,297)
Proceeds from sale of property and equipment	992	3,670
Investment in land held for sale	(699)	(211)
Deferred merger-related costs	-	(4,805)
Investment in available-for-sale securities, net	3,600	(104,750)
Investment in other activities	520	(985)

NET CASH USED BY INVESTING ACTIVITIES	$ (21,895)	$ (121,378)

Cash Flows from Financing Activities:
Proceeds from long-term debt	$ 138,182	$ 9,238
Repayment of long-term debt	(10,602)	(3,303)
Excess income tax benefit from stock-based compensation	-	533
Issuance of common stock and effect of cashless exercise	139	(450)
Deferred debt costs	(517)	(38)

NET CASH PROVIDED FROM FINANCING ACTIVITIES	$ 127,202	$ 5,980

Net Increase (Decrease) in Cash and Cash Equivalents	64,749	(42,534)
Cash and Cash Equivalents at Beginning of Year	386,172	459,188

Cash and Cash Equivalents at End of Period	$ 450,921	$ 416,654

Supplemental Disclosure of Cash Paid During the Period For:
Interest	$ 4,136	$ 630
Income taxes	$ 44,335	$ 38,201

Supplemental Disclosure of Non-cash Transactions:
Grant date fair value of common stock issued for services	$ 7,411	$ 12,485
Property and equipment acquired through financing arrangements	$ 257	$ -

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)      Basis of Presentation

The unaudited consolidated condensed financial statements presented herein include the accounts of Tutor Perini Corporation (formerly known as Perini Corporation) and its wholly owned subsidiaries (“Tutor Perini” or the “Company”). The Company’s interests in construction joint ventures are accounted for using the proportionate consolidation method. These unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2009 and December 31, 2008, results of operations for the three month and six month periods ended June 30, 2009 and 2008, and cash flows for the six month periods ended June 30, 2009 and 2008. The results of operations for the six months ended June 30, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009 because, among other reasons, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures. Subsequent events have been evaluated through the date of issuance of these financial statements.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company beginning January 1, 2009 and the Company applied the provisions of SFAS No. 141(R) to an acquisition completed in January 2009 (see Note 3(a)).

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, the application of SFAS No. 157 relating to non-financial assets and non-financial liabilities of the Company was adopted on January 1, 2009. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(2)        Significant Accounting Policies (continued)

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”), which requires employers to disclose information about fair value measurements of plan assets that are similar to the disclosures about fair value measurements required by SFAS No. 157, “Fair Value Measurements.” FSP 132(R)-1 will become effective for the Company’s 2009 annual financial statements. Since FSP 132(R)-1 only requires enhanced disclosures, the adoption of FSP 132(R)-1 will not have an impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly” (“FSP 157-4”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. FSP 157-4 provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. FSP 157-4 applies to all fair value measurements when appropriate. The Company adopted the provisions of FSP 157-4 as of April 1, 2009. The adoption of FSP 157-4 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 115-2 amends existing guidance for determining whether an other-than-temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company adopted the provisions of FSP 115-2 beginning April 1, 2009. The adoption of FSP 115-2 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 107-1 requires an entity to provide the annual disclosures required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” in its interim financial statements. The Company adopted the provisions of FSP 107-1 beginning April 1, 2009. Other than the required disclosures, the adoption of FSP 107-1 did not have a material impact on the Company’s financial statements. See Note 5 for disclosure of fair value measurements.

(3)        Merger and Acquisition

           (a) Acquisition of Keating Building Corporation

On January 15, 2009, the Company completed its acquisition of all of the outstanding capital stock of Daniel J. Keating Construction Company, d/b/a Keating Building Corporation (“Keating”), a privately held construction, construction management and design/build company based in Philadelphia, PA. Under the terms of the transaction, the Company acquired 100% of Keating’s stock for total consideration of $51.1 million, which includes amounts paid at or subsequent to

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(3)      Merger and Acquisition (continued)

(a)  Acquistion of Keating Building Corporation (continued)

closing and additional consideration that may become payable under the terms of the agreement. Goodwill of $14.3 million was recorded in conjunction with this acquisition. The Company has not yet completed the final allocation of the purchase price to the tangible and intangible assets of Keating. Pending the outcome of further analysis, the preliminary purchase price allocation could change.

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

The transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The Company has not yet completed the process of finalizing the allocation of the purchase price to the tangible and intangible assets of Tutor-Saliba. However, during the six months ended June 30, 2009, the Company did not revise any of the assumptions, estimates or amounts used to complete its preliminary purchase price accounting as of December 31, 2008. Pending the outcome of further analysis, the preliminary purchase price allocation could change.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(3)      Merger and Acquisition (continued)

 (b) Merger With Tutor-Saliba Corporation (continued)

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
	Actual	Pro forma	Actual	Pro forma
	(in thousands, except per share amounts)

Revenues	$1,388,387	$1,802,391	$2,644,723	$3,442,577
Income from construction operations	42,600	66,414	81,563	127,051
Net income	28,557	42,481	53,710	81,007

Earnings per share:
Basic	$ 1.05	$ 0.85	$ 1.98	$ 1.62
Diluted	$ 1.03	$ 0.84	$ 1.94	$ 1.60

Weighted average shares outstanding:
Basic	27,171	50,158	27,158	50,145
Diluted	27,767	50,754	27,710	50,697

(c) Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill during the six months ended June 30, 2009 are as follows (in thousands):

			Management
	Building	Civil	Services	Total
Gross goodwill – December 31, 2008	$ 605,314	$ 83,163	$ 66,533	$755,010
Accumulated impairment	(146,847)	-	(20,051)	(166,898)
Balance - December 31, 2008	458,467	83,163	46,482	588,112
Goodwill recorded in connection with
the acquisition of Keating	14,359	-	-	14,359
Balance - June 30, 2009	$472,826	$ 83,163	$ 46,482	$602,471

Other intangible assets consist of the following (in thousands):

	As of December 31, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Trade names	$ 83,450	$ -	$ 83,450
Contractor license	5,320	-	5,320
Customer relationships	26,700	(1,373)	25,327
Construction contract backlog	25,040	(14,951)	10,089
Non-compete agreements	2,400	(1,560)	840
Total	$ 142,910	$ (17,884)	$125,026

	As of June 30, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Trade names	$ 96,150	$ -	$ 96,150
Contractor license	5,320	-	5,320
Customer relationships	31,700	(2,807)	28,893
Construction contract backlog	33,340	(23,416)	9,924
Non-compete agreements	2,400	(1,800)	600
Total	$ 168,910	$ (28,023)	$140,887

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(3)      Merger and Acquisition (continued)

(c) Goodwill and Other Intangible Assets (continued)

Amortization expense for the three months and six months ended June 30, 2009 was $4.9 million and $10.1 million, respectively. Amortization expense for the three months and six months ended June 30, 2008 was $0.2 million and $0.4 million, respectively. As of June 30, 2009, amortization expense is estimated to be $6.6 million for the remainder of 2009, $7.8 million in 2010, $3.3 million in 2011, $2.9 million in 2012, $2.9 million in 2013 and $15.9 million thereafter.

(4)      Cash and Cash Equivalents

          Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

Cash and cash equivalents as reported in the accompanying Consolidated Condensed Balance Sheets consist of amounts held by the Company that are available for general corporate purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses. Joint venture cash and cash equivalents are not restricted to specific uses within those entities; however, the terms of the joint venture agreements limit the Company’s ability to distribute those funds and use them for corporate purposes. Cash held by construction joint ventures is distributed from time to time to the Company and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by the Company from its construction joint ventures are then available for general corporate purposes. At June 30, 2009 and December 31, 2008, cash and cash equivalents consisted of the following:

	June 30,	Dec. 31,
	2009	2008
	(in thousands)
Corporate cash and cash equivalents (available
for general corporate purposes)	$ 434,992	$ 342,246

Company's share of joint venture cash and
cash equivalents (available only for joint venture
purposes, including future distributions)	15,929	43,926
	$ 450,921	$ 386,172

TUTOR PERINI CORPORATION AND SUBSIDIARIES

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2009:

Fair Value Measurements at June 30, 2009 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active markets	inputs	inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
(in thousands)
Cash and cash equivalents (1)	$ 450,921	$ 450,921	$ -	$ -

Short-term investments (2)	100	100	-	-

Auction rate securities (3)
Long-term	101,201	-	-	101,201

TOTAL	$ 552,222	$ 451,021	$ -	$ 101,201

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

Auction Rate
Securities
(in thousands)
Balance at December 31, 2008	$ 104,779
Settlements	(3,600)
Reversal of impairment charge included in other income, net	22
Balance at June 30, 2009	$ 101,201

(1)	Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which fair value is determined through quoted market prices.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(5)      Fair Value Measurements (continued)

(2)	Short-term investments consist of an S&P 500 index mutual fund for which fair value is determined through quoted market prices.

(3)

At June 30, 2009, the Company had $101.2 million invested in auction rate securities (“ARS”) which the Company considers as available-for-sale. The majority of the ARS held by the Company at June 30, 2009, totaling $75.3 million, are in securities collateralized by student loan portfolios, which are guaranteed by the United States government. Additional amounts totaling $17.9 million, are invested in securities collateralized by student loan portfolios, which are privately insured. The remainder of the securities, totaling $8.0 million, are invested in tax-exempt bonds. Most of the Company’s ARS are rated AAA or A aa. The Company estimated the fair value of its ARS utilizing an income approach valuation model which considered, among other items, the following inputs: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default or repurchase at par for each period.

Due to the Company’s belief that the market for both government-backed and privately insured student loans, as well as for tax exempt municipal bonds, may take in excess of twelve months to fully recover, the Company has classified its $101.2 million investment in these securities as non-current and this amount is included in Long-term Investments in the Consolidated Condensed Balance Sheets at June 30, 2009.

The carrying amount of cash and cash equivalents approximates fair value due to the short-term nature of these items. The carrying value of receivables, payables, long term-debt and other amounts arising out of normal contract activities, including retentions, which may be settled beyond one year, is estimated to approximate fair value.

(6)     Contingencies and Commitments

(a)  Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter

Several months ago, the court heard an argument presented by the Tutor-Saliba-Perini joint venture (“TSP”) that the Los Angeles County Metropolitan Transportation Authority’s (“LAMTA”) Disadvantaged Business Enterprise (“DBE”) program was/is unconstitutional thus making LAMTA’s DBE claims unenforceable. In March 2009, the court ruled that LAMTA could not proceed with its breach of contract claims unless it could prove the contracts are constitutional under a “strict scrutiny” standard. Thereafter, LAMTA informed the court it will drop the breach of contract claims. The court also ruled that LAMTA may proceed with a trial on its DBE false claims.

The court has set the remainder of the case to be tried beginning on January 11, 2010, with six (6) weeks allotted to complete the trial. TSP intends to file dispositive motions to limit MTA’s claims and damages and the court has agreed to hear those motions early. Also, the court reiterated its desire that the parties mediate the case once more before any trial.

(b)  Perini/Kiewit/Cashman Joint Venture-Central Artery/Tunnel Project Matter

To date, the current Disputes Review Board panel (the “Third DRB”) has made three awards. The first is an award to the Perini/Kiewit/Cashman joint venture (“PKC”) in the amount of $50.7 million for delays, impacts and inefficiencies. Of that total award, $41.1 million was issued as a binding arbitration award, and the remaining $9.6 million was issued as a non-binding recommendation. The second award is in the amount of $5.8 million for delay damages. Of that amount, $3.3 million was issued as a binding arbitration award, and $2.5 million was issued as a non-binding recommendation. Massachusetts Highway Department (“MHD”) has appealed both of these

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(6)     Contingencies and Commitments (continued)

(b)  Perini/Kiewit/Cashman Joint Venture-Central Artery/Tunnel Project Matter  (continued)
awards. The Third DRB panel issued its third award as a binding arbitration award, denying PKC’s claim for further compensable delays. The time for appealing this award has not yet run.

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

(d) Gaylord Hotel and Convention Center

The Perini/Tompkins Joint Venture has closed out most subcontracts. Resolution of the issues remaining with other subcontractors may require mediation and/or arbitration or trial. In March 2009, PTJV settled with two major subcontractors, Pierce Associates, Inc. and Banker Steel Company, LLC. A mediation with another major subcontractor, MTR Electrical Construction, LLC, held in July 2009, did not result in a settlement.

(e) UCLA Westwood Replacement Hospital Matter

Tutor-Saliba-Perini Joint Venture (“TSP”) has filed a lawsuit against The University of California at Los Angeles (“Owner”) on behalf of TSP and its subcontractors. TSP is seeking $36 million on behalf of itself and $171 million on behalf of its subcontractors. The Owner has filed a cross complaint against TSP, the Company, Tutor Saliba Corporation, Helix Electric Inc., and others (together “Tutor Perini Defendants”) alleging contract breach and violation of the California False Claims Act. Helix Electric, Inc. (“Helix”) was a subcontractor to TSP. The Owner is seeking $62.2 million for contract breach from the Tutor Perini Defendants; $4.3 million, trebled, for false claims from the Tutor Perini Defendants and Helix; and other relief. The subcontractors have filed lawsuits against TSP seeking the aforementioned $171 million in what are essentially pass-through claims to the Owner.

The global negotiations, originally scheduled for May 2009, did not take place. The parties will complete necessary discovery in advance of any mediation, which has yet to be scheduled, in order to maximize their opportunity to achieve an acceptable resolution.

All cases have been deemed related. A judge has been assigned. It is anticipated that all cases will be consolidated in August 2009. The court ordered limited informal discovery under “Mediation Privilege”; ordered the Owner to produce its records; granted TSP’s motion to lift the discovery stay with respect to third parties (e.g., Owner’s architect, construction manager and inspectors); and will allow limited depositions prior to mediation. The court indicated it intends to personally manage the case and wants to steer it to settlement.

Management has made an estimate of the total net anticipated recovery on this project and it is included in revenues recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from this estimate, the impact of the change will be reflected in the financial statements at that time.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(6)     Contingencies and Commitments (continued)

(f) Shareholder Litigation

(1) Isham and Rollman Securities Litigation Matters

On February 9, 2009, the lead plaintiffs filed their consolidated amended complaint. The consolidated amended complaint repeats the allegations and counts from the initial complaints, and includes additional factual allegations regarding financial difficulties with the Cosmopolitan Resort & Casino project in Las Vegas. Defendants filed motions to dismiss on April 17, 2009. Plaintiff’s opposition and Defendants’ reply brief have been filed. Parties are awaiting a hearing on these motions, which is expected to occur in late August or September.

(2) Adams Matter

On January 28, 2009, an individual named Kathy Adams, who is allegedly a holder of the Company’s common stock, sent the Company’s board of directors a letter demanding that the board commence an investigation of potential claims against certain current or former officers and directors of the Company for alleged breaches of their fiduciary duties owed to the Company, resulting from alleged failures to disclose purported problems with the Company’s Las Vegas construction projects. The Company’s board of directors has voted to form a Special Litigation Committee (“SLC”) to investigate Adams’ allegations. That action was communicated to Adams’ counsel on April 27, 2009. The SLC has retained an Independent Counsel (“IC”) to conduct the investigation. The IC’s investigation is underway.

Management does not anticipate any material adverse financial impact to result from these shareholder litigation matters.

(7)        Stock-Based Compensation

(a) 2004 Stock Option and Incentive Plan

The Company is authorized to grant up to 5,500,000 stock-based compensation awards to key executives, employees and directors of the Company under the 2004 Stock Option and Incentive Plan (the “Plan”). The Plan allows stock-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, deferred stock awards and dividend equivalent rights. The terms and conditions of the awards granted are established by the compensation committee of the Company’s board of directors (the “Compensation Committee”), who also administers the Plan.

During the second quarter of 2009, the Compensation Committee approved the award of both 750,000 restricted stock units and 750,000 stock options. Each of the awards will vest in five equal annual installments (or tranches) from 2010 through 2014, subject to the achievement of pre-tax income performance targets established by the Compensation Committee. The Compensation Committee has established the pre-tax performance targets for the second half of fiscal year 2009, but has not yet established pre-tax performance targets for the fiscal years 2010 through 2013. Therefore, the grant dates for the last four tranches of the awards, totaling an aggregate of 1,200,000 shares, have not been established for accounting purposes and, accordingly, the grant date fair values of these tranches cannot be determined currently. The grant dates for the last four tranches of the awards will be established in the future when the Compensation Committee establishes the respective pre-tax performance targets for each tranche. The grant date fair values of each tranche will be determined at that time and the related

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(7)        Stock-Based Compensation (continued)

            (a) 2004 Stock Option and Incentive Plan (continued)

compensation expense for each tranche will be amortized over the separate requisite service period for each tranche.

For the three month and six month periods ended June 30, 2009, the Company recognized total compensation expense of $1.6 million and $4.3 million, respectively, related to stock-based compensation awards which are included in “General and Administrative Expenses” in the Consolidated Condensed Statements of Income.

A total of 504,278 shares of common stock are available for future grant under the Plan at June 30, 2009.

Restricted Stock Awards

Restricted stock awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain pre-established pre-tax income performance targets. Upon vesting, each award is exchanged for one share of the Company’s common stock. As of June 30, 2009, the Compensation Committee has approved the grant of an aggregate of 3,592,500 restricted stock awards to eligible participants. There were 825,000 restricted stock awards granted in 2009, including 600,000 restricted stock awards for which a grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee. The grant date fair value is determined based on the closing price of the Company’s common stock on the date of grant.

For the three month and six month periods ended June 30, 2009, the Company recognized compensation expense of $1.2 million and $3.4 million, respectively, related to the restricted stock awards, which are included in “General and Administrative Expenses” in the Consolidated Condensed Statements of Income. As of June 30, 2009, there was $24.6 million of unrecognized compensation cost related to the unvested awards which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 3.6 years. A summary of restricted stock awards activity under the Plan for the six months ended June 30, 2009 is as follows:

		Weighted Average	Aggregate
	Number	Grant Date	Intrinsic
	of Shares	Fair Value	Value
Unvested - January 1, 2009	1,797,501	$26.26	$ 42,025,573
Vested	(250,000)	$34.00	$ 8,500,000
Granted	225,000	$20.85	$ 3,906,000
Forfeited	(80,000)	$28.87	$ -
Subtotal	1,692,501	$24.27	$ 29,381,817
Approved for grant	600,000	(a)	$ 10,416,000
Unvested - June 30, 2009	2,292,501	n.a.	$ 39,797,817

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(7)        Stock-Based Compensation (continued)

(a) 2004 Stock Option and Incentive Plan (continued)

The outstanding unvested awards at June 30, 2009 are scheduled to vest as follows:

Number
Vesting Date	of Awards

2009	40,000
2010	620,001
2011	175,000
2012	150,000
2013	1,157,500
2014	150,000
Total	2,292,501

Approximately 476,667 of the unvested awards will vest based on the satisfaction of service requirements and 1,815,834 will vest based on the satisfaction of both service requirements and the achievement of pre-tax income performance targets.

Stock Options

There were 750,000 stock options granted in 2009, including 600,000 options for which a grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee. The exercise price of the options are equal to the closing price of the Company’s common stock on the date the awards were made by the Compensation Committee. The options vest in equal annual installments from 2010 through 2013 upon the achievement of pre-tax income performance targets as established by the Compensation Committee. The options expire on May 28, 2019.

For the three and six month periods ended June 30, 2009, the Company recognized compensation expense of $0.4 million and $0.9 million, respectively, related to stock options grants, which are included in “General and Administrative Expenses” in the Consolidated Condensed Statements of Income. As of June 30, 2009, there was $9.3 million of unrecognized compensation expense related to the outstanding options which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 3.9 years.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(7)        Stock-Based Compensation (continued)

(a) 2004 Stock Option and Incentive Plan (continued)

A summary of stock option activity under the Plan for the six months ended June 30, 2009 is as follows:

		Weighted Average	Weighted Average
	Number	Grant Date	Exercise
	of Shares	Fair Value	Price
Outstanding - January 1, 2009	805,000	$11.78	$20.68
Granted	150,000	$ 9.98	$20.33
Forfeited	(20,000)	$14.84	$26.19
Subtotal	935,000	$11.42	$20.51
Approved for grant	600,000	(a)	$20.33
Outstanding - June 30, 2009	1,535,000	n.a.	$20.44

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

The outstanding options had an intrinsic value of $1,566,500 and a weighted average remaining contractual life of 9.4 years at June 30, 2009. None of the options were exercisable at June 30, 2009.

The fair value of the initial tranche of the 2009 awards was determined using the Black-Scholes-Merton option pricing model using the following key assumptions:

Risk-free interest rate	2.65%
Expected life of options	5.5 years
Expected volatility of underlying stock	51.11%
Expected quarterly dividends (per share)	$0.00

(b) Special Equity Incentive Plan

The Company is authorized to grant up to 3,000,000 non-qualified stock options to key executives, employees and directors of the Company under the Special Equity Incentive Plan (the “Incentive Plan”). Options are granted at not less than the fair market value on the date of grant, as defined, and generally expire 10 years from the date of grant. No options were granted under the Incentive Plan during the six month period ended June 30, 2009. As of June 30, 2009, 36,500 options were outstanding and exercisable at a weighted-average exercise price of $3.97. The outstanding options had an intrinsic value of $488,640 and a weighted average remaining

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(7)        Stock-Based Compensation (continued)

(b) Special Equity Incentive Plan (continued)

contractual life of 1.1 years at June 30, 2009. No options were exercised during the six month period ended June 30, 2009. A total of 195,634 shares of common stock are available for future grant under the Incentive Plan at June 30, 2009.

(8)        Amended Credit Agreement

On September 8, 2008, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), as Borrower, with Bank of America, as Agent. The Credit Agreement allows the Company to borrow up to $155 million on a revolving credit basis, with a $50 million sublimit for letters of credit, and an additional $111.7 million under a supplementary facility (the “Supplementary Facility”) to the extent that the $155 million base facility has been fully drawn. Subject to certain conditions, the Company has the option to increase the base facility by up to an additional $45 million. Any outstanding loans under the revolving credit facility mature on February 22, 2012. In addition, the Credit Agreement provides that the Supplementary Facility shall be reduced upon the sale of all or any portion of the $111.7 million face value of auction rate securities held in the Company’s investment portfolio as of September 8, 2008. Subsequent to September 8, 2008, the Company has sold auction rate securities with a face value in the amount of $4.7 million.

On February 23, 2009, the Credit Agreement was amended, effective December 31, 2008, to modify certain financial covenants to accommodate the impact of a $224.5 million impairment charge recorded in 2008 and to extend the maturity date of the Supplementary Facility to December 31, 2010.

The Company has outstanding borrowings of $125.0 million and zero under its available revolving credit facilities as of June 30, 2009 and December 31, 2008, respectively, and has utilized the revolving credit facility for letters of credit. Accordingly, at June 30, 2009, the Company had $119.1 million available to borrow under the Credit Agreement, including the Supplementary Facility. In July 2009, the Company repaid the $125.0 million of outstanding borrowings under its revolving credit facility.

In addition, the Company obtained two notes during 2009 totaling $9.7 million from First Hawaiian Bank, to finance building and land acquisition for operations in Guam. The current terms of both notes are a maturity date of February 12, 2016 and a LIBOR-based adjusted interest rate.

In July 2009, the Company obtained a note for $35 million from U.S. Bancorp Equipment Finance, Inc., which is collateralized by transportation equipment owned by the Company. The current terms of the note include equal monthly installments at an interest rate of 6.44% payable over a five-year period beginning in July 2009, with a balloon payment of $29.3 million in 2014.

(9)        Earnings per Common Share

Basic earnings per common share was computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share was similarly computed after giving consideration to the dilutive effect of stock options and restricted stock units outstanding on the weighted average number of common shares outstanding.

The computation of diluted earnings per common share as of June 30, 2009 excludes 785,000 stock options and 682,500 restricted stock units because the awards would have an antidilutive effect. There were no antidilutive stock options or restricted stock units at June 30, 2008.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(10)      Dividends

There were no cash dividends declared or paid on the Company’s outstanding common stock during the periods presented in the consolidated condensed financial statements included herein.

(11)       Business Segments

The following tables set forth certain business segment information relating to the Company’s operations for the six month and three month periods ended June 30, 2009 and 2008 (in thousands):

Six months ended June 30, 2009
Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Total	Corporate		Total

Revenues	$ 2,558,919	$ 186,574	$ 155,537	$ 2,901,030	$ -		$ 2,901,030
Income from Construction Operations	$ 81,418	$ 34,399	$ 29,841	$ 145,658	$ (19,264)	*	$ 126,394

Six months ended June 30, 2008
Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Total	Corporate		Total

Revenues	$ 2,462,710	$ 118,704	$ 63,309	$ 2,644,723	$ -		$ 2,644,723
Income from Construction Operations	$ 76,960	$ 3,572	$ 11,635	$ 92,167	$ (10,604)	*	$ 81,563

Three months ended June 30, 2009
Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Total	Corporate		Total

Revenues	$ 1,215,982	$ 97,229	$ 69,537	$ 1,382,748	$ -		$ 1,382,748
Income from Construction Operations	$ 38,153	$ 21,688	$ 14,196	$ 74,037	$ (10,277)	*	$ 63,760

Three months ended June 30, 2008
Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Total	Corporate		Total

Revenues	$ 1,299,690	$ 58,548	$ 30,149	$ 1,388,387	$ -		$ 1,388,387
Income from Construction Operations	$ 42,170	$ 737	$ 5,334	$ 48,241	$ (5,641)	*	$ 42,600

* Consists primarily of corporate general and administrative expenses.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

(12)      Employee Pension Plans

The Company has a defined benefit pension plan that covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The Company also has an unfunded supplemental retirement plan for certain employees whose benefits under the defined benefit plan are reduced because of compensation limitations under federal tax laws. Effective June 1, 2004, all benefit accruals under the Company’s pension plan were frozen; however, the current vested benefit was preserved. In accordance with SFAS No. 132(R), “Employers’ Disclosures About Pensions and Other Post-Retirement Benefits”, the pension disclosure presented below includes aggregated amounts for both of the Company’s plans. The following table sets forth the net pension cost by component for the three month and six month periods ended June 30, 2009 and 2008:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Interest cost on projected benefit obligation	$ 1,162	$ 1,158	$ 2,324	$ 2,316
Expected return on plan assets	(1,219)	(1,201)	(2,438)	(2,401)
Recognized actuarial loss	473	398	946	796

Net Pension Cost	$ 416	$ 355	$ 832	$ 711

The Company contributed $1.1 million and $0.6 million to its defined benefit pension plan in April 2009 and July 2009, respectively. The Company expects to contribute an additional $5.3 million to its defined benefit pension plan during the remainder of 2009.

(13)      Related Party Transactions

On May 28, 2009, the board of directors of the Company approved a one-time cash payment of $3 million to Ronald N. Tutor, the Company’s chairman and chief executive officer, for his agreement to personally guarantee certain surety bond obligations related to a significant construction project awarded to the Company in July 2008. The Company made the payment in June 2009. Mr. Tutor was required by the surety companies to enter into this guaranty for the benefit of the Company in connection with the award of the project. Mr. Tutor has agreed to remain as guarantor until the project is completed. In determining the appropriate fee to pay Mr. Tutor for this guaranty, the board of directors considered information about market rates for third-party guaranty fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tutor Perini Corporation, formerly known as Perini Corporation, is a leading construction services company, based on revenues, as ranked by Engineering News-Record, offering diversified general contracting and design-build services to private clients and public agencies throughout the world. We have provided construction services since 1894 and have established a strong reputation within our markets for executing large, complex projects on time and within budget while adhering to strict quality control measures. We offer general contracting, pre-construction planning and comprehensive project management services, including the planning and scheduling of the manpower, equipment, materials and subcontractors required for a project. We also offer self-performed construction services including excavation, concrete forming and placement, steel erection, electrical and mechanical services, plumbing and HVAC.

Our business is conducted through three reportable segments: building, civil, and management services. Our building segment focuses on large, complex projects in the hospitality and gaming, municipal offices, sports and entertainment, educational, transportation, corrections, healthcare, biotech, pharmaceutical and high-tech markets, and electrical, mechanical, plumbing and HVAC services as a subcontractor to the Company and other general contractors. Our civil segment specializes in public works construction, primarily in the western, northeastern and mid-Atlantic United States, including the repair, replacement and reconstruction of the public infrastructure such as highways, bridges, mass transit systems and wastewater treatment facilities. Our management services segment, including the recently acquired Tutor-Saliba operation in Guam, provides diversified construction, design-build and maintenance services to the U.S. military and government agencies, as well as to surety companies and multi-national corporations in the United States and overseas.

Significant Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Our critical accounting policies are also identified and discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. We have made no significant changes to these policies during the six months of 2009, except as noted below.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, the application of SFAS No. 157 relating to our non-financial assets and non-financial liabilities was adopted on January 1, 2009. The adoption of SFAS No. 157 did not have a material impact on our financial statements.

In December 2008, the FASB FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”), which requires employers to disclose information about fair value measurements of plan assets that are similar to the disclosures about fair value measurements required by SFAS No. 157, “Fair Value Measurements.” FSP 132(R)-1 will become effective for our annual financial statements for 2009. Since FSP 132(R)-1 only requires enhanced disclosures, the adoption of FSP 132(R)-1 will not have an impact on our financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly” (“FSP 157-4”), which is effective for us for the quarterly period beginning April 1, 2009. FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. FSP 157-4 provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. FSP 157-4 applies to all fair value measurements when appropriate. We adopted the provisions of FSP 157-4 beginning April 1, 2009. The adoption of FSP 157-4 did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”), which is effective for us for the quarterly period beginning April 1, 2009. FSP 115-2 amends existing guidance for determining whether an other-than-temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. We adopted the provisions of FSP 115-2 beginning April 1, 2009. The adoption of FSP 115-2 did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which is effective for us for the quarterly period beginning April 1, 2009. FSP 107-1 requires an entity to provide the annual disclosures required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” in its interim financial statements. We adopted the provisions of FSP 107-1 beginning April 1, 2009. Other than the required disclosures, the adoption of FSP 107-1 did not have a material impact on our financial statements.

Recent Developments

Company Name Change

On May 28, 2009, our shareholders voted to approve changing our Company name from Perini Corporation to Tutor Perini Corporation. We believe that the name change is in the best interests of the Company and our shareholders because the new name reflects the larger, more diversified merged company and allows us to maximize the benefit of the reputations and goodwill of both Tutor-Saliba and Perini. In conjunction with the name change, our common stock now trades on the New York Stock Exchange under its new stock symbol “TPC”.

Acquisition of Keating Building Corporation

On January 15, 2009, we completed our acquisition of Daniel J. Keating Construction Company, d/b/a Keating Building Corporation (“Keating”), a Philadelphia-based privately held construction, construction management and design-build company. Under the terms of the transaction, we acquired 100% of Keating’s common stock for total consideration of $51.1 million, which includes amounts paid at or subsequent to closing and additional consideration that may become payable under the terms of the agreement. Keating is licensed to provide construction services in a number of states, mostly in the mid-Atlantic and northeast regions of the United States. We believe that the acquisition of Keating is a strong strategic fit which will enable us to expand our building construction market presence in the eastern half of the United States, including the important northeast and mid-Atlantic regions, and to realize significant synergies from the acquisition by deploying Keating’s resources in the regional private non-residential and public works building markets in the eastern United States. The results of operations for Keating are included in our financial statements for the first six months of 2009.

Amended Credit Agreement

Effective September 8, 2008, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, as Agent, which allows us to borrow up to $155 million on a revolving credit basis (the “Revolving Facility”), with a $50 million sublimit for letters of credit, and an additional $111.7 million under a supplementary facility (the “Supplementary Facility”) to the extent that the $155 million base facility has been fully drawn. The total amount available to borrow under the Supplementary Facility reduces upon the sale of all or any portion of the $111.7 million face value of auction rate securities held in our investment portfolio as of September 8, 2008. Subsequent to September 8, 2008, we have sold auction rate securities with a face value in the amount of $4.7 million. This Supplementary Facility provides us with access to a source of liquidity should the need arise. On February 23, 2009, the Credit Agreement was amended, effective from December 31, 2008, to modify certain financial covenants to accommodate the impact of a $224.5 million impairment charge recorded in 2008 and to extend the maturity date of the Supplementary Facility to December 31, 2010. The termination date of the Revolving Facility is February 22, 2012.

Backlog of $5.1 Billion

Our backlog of uncompleted construction work at June 30, 2009 was approximately $5.1 billion, as compared to the $6.7 billion backlog reported at December 31, 2008. The June 30, 2009 backlog includes approximately $475 million added in the first quarter of 2009, presented as “New Business Awarded” in the table below, due to the acquisition of Keating. In addition, new awards added during the second quarter of 2009 include a new $272 million courthouse in Southern California and a $204 million runway reconstruction at JFK Airport in New York. The overall decrease in our backlog during 2009 reflects the normal completion of work under contract for the period and a reduced level of new work acquired during the first six months of 2009 as a result of the challenging economic environment, which has caused some customers to delay and/or reduce in scope certain construction projects.

	Backlog at	New Business	Revenue	Backlog at
	Dec. 31, 2008	Awarded	Recognized	June 30, 2009
	(in millions)
Building	$ 5,732.0	$ 1,096.5	$ (2,558.9)	$ 4,269.6
Civil	528.0	229.6	(186.6)	571.0
Management Services	415.9	(0.5)	(155.5)	259.9
Total	$ 6,675.9	$ 1,325.6	$ (2,901.0)	$ 5,100.5

Results of Operations

Comparison of the Second Quarter of 2009 with the Second Quarter of 2008

Revenues decreased by $5.7 million to $1,382.7 million, while gross profit increased by $37.2 million, income from construction operations increased by $21.2 million, and net income increased by $10.3 million (or 36.0%) to $38.9 million. These profit increases primarily reflect improved profit contributions from our civil and management services segments, including the positive impact in 2009 of the addition of Tutor-Saliba on both of these segments. Basic earnings per common share were $0.80 for the second quarter of 2009, compared to $1.05 for the second quarter of 2008. Diluted earnings per common share were $0.79 for the second quarter of 2009, compared to $1.03 for the second quarter of 2008. The reductions in earnings per share reflect the increase in the number of common shares outstanding as a result of the merger with Tutor-Saliba.

	Revenues for the
	Three Months Ended June 30,		Increase	%
	2009	2008	(Decrease)	Change
	(in millions)
Building	$ 1,216.0	$ 1,299.7	$ (83.7)	(6.4)%
Civil	97.2	58.5	38.7	66.2%
Management Services	69.5	30.2	39.3	130.1%
Total	$ 1,382.7	$ 1,388.4	$ (5.7)	(0.4)%

Overall revenues decreased by $5.7 million (or 0.4%), from $1,388.4 million in 2008 to $1,382.7 million in 2009. On a pro forma basis, including Tutor-Saliba, revenues were $1,802.4 million for the three months ended June 30, 2008. The decrease in revenues was due primarily to a decline in building construction revenues that was largely offset by increases in revenues from both civil and management services operations. The decrease in building construction revenues of $83.7 million (or 6.4%), from $1,299.7 million in 2008 to $1,216.0 million in 2009, was due primarily to a lower volume of work on projects in the hospitality and gaming market, where projects have been completed (or are nearing completion) and the volume of new projects available in late 2008 and 2009 has been significantly reduced due to the challenging economic environment during this period. Partly offsetting this decrease in building construction revenues was an increase in revenues as a result of the merger with Tutor-Saliba and the acquisition of Keating. Civil construction revenues increased by $38.7 million (or 66.2%), from $58.5 million in 2008 to $97.2 million in 2009, due primarily to an increase in revenues as a result of the merger with Tutor-Saliba. Management services revenues increased by $39.3 million (or 130.1%), from $30.2 million in 2008 to $69.5 million in 2009, due to an increased volume of work in Iraq and Guam as well as the addition of Tutor-Saliba.

	Income from Construction
	Operations for the		Increase
	Three Months Ended June 30,		(Decrease)%
	2009	2008	In Income	Change
	(in millions)
Building	$ 38.2	$ 42.2	$ (4.0)	(9.5)%
Civil	21.7	0.7	21.0	3,000.0%
Management Services	14.2	5.3	8.9	167.9%
Subtotal	$ 74.1	$ 48.2	$ 25.9	53.7%

Less: Corporate	(10.3)	(5.6)	(4.7)	83.9%
Total	$ 63.8	$ 42.6	$ 21.2	49.8%

Income from construction operations increased by $21.2 million (or 49.8%), from $42.6 million in 2008 to $63.8 million in 2009. On a pro forma basis, including Tutor-Saliba, income from construction operations was $66.4 million for the three months ended June 30, 2008. Income from construction operations (excluding corporate) increased by $25.9 million (or 53.7%), from $48.2 million in 2008 to $74.1 million in 2009. Building construction income from operations decreased by $4.0 million (or 9.5%), from $42.2 million in 2008 to $38.2 million in 2009, due primarily to the decrease in revenues discussed above. Civil construction income from operations increased by $21.0 million (or 3,000.0%), from $0.7 million in 2008 to $21.7 million in 2009, due primarily to favorable performance on a wastewater treatment project in metropolitan New York and bridge and waste remediation projects in California as these projects reached substantial completion. Management services income from operations increased by $8.9 million (or 167.9%), from $5.3 million in 2008 to $14.2 million in 2009, due primarily to the increased revenues discussed above and continued favorable performance on overhead coverage system projects in Iraq.

Overall income from construction operations was unfavorably impacted by a $4.7 million increase in corporate general and administrative expenses, from $5.6 million in 2008 to $10.3 million in 2009, due primarily to expenses related to the acquisition and on-going integration of Tutor-Saliba.

Other income decreased by $1.9 million, from $2.5 million in 2008 to $0.6 million in 2009, due primarily to a $2.1 million decrease in interest income due to lower available interest rates and a lower available cash investment balance in 2009.

Interest expense increased by $2.5 million, from $0.4 million in 2008 to $2.9 million in 2009, due primarily to an increase in borrowing under our revolving credit facility and the increase in debt assumed in conjunction with the merger with Tutor-Saliba.

The provision for income taxes increased by $6.4 million, from $16.2 million in 2008 to $22.6 million in 2009, due primarily to the increase in pretax income in 2009. The effective tax rate for the second quarter of 2009 was 36.7%, as compared to 36.2% for the second quarter of 2008.

Comparison of the Six Months Ended June 30, 2009 with the Six Months Ended June 30, 2008

Revenues increased by $256.3 million to $2,901.0 million, gross profit increased by $77.6 million, income from construction operations increased by $44.8 million, and net income increased by $24.2 million (or 45.1%) to $77.9 million in 2009. While a part of these increases is attributable to the additions of Tutor-Saliba and Keating, the performance in the first six months of 2009 reflects improved profit contributions in all of our segments – building, civil and management services. Basic earnings per common share were $1.61 for the first six months of 2009, compared to $1.98 for the first six months of 2008. Diluted earnings per common share were $1.59 for the first six months of 2009, compared to $1.94 for the first six months of 2008. The reductions in earnings per share reflect the increase in the number of common shares outstanding as a result of the merger with Tutor-Saliba.

	Revenues for the
	Six Months Ended June 30,		Increase	%
	2009	2008	(Decrease)	Change
	(in millions)
Building	$ 2,558.9	$ 2,462.7	$ 96.2	3.9%
Civil	186.6	118.7	67.9	57.2%
Management Services	155.5	63.3	92.2	145.7%
Total	$ 2,901.0	$ 2,644.7	$ 256.3	9.7%

Overall revenues increased by $256.3 million (or 9.7%), from $2,644.7 million in 2008 to $2,901.0 million in 2009, as all of our segments experienced increased revenues due primarily to the merger with Tutor-Saliba. On a pro forma basis, including Tutor-Saliba, revenues were $3,442.6 million for the six months ended June 30, 2008. The acquisition of Keating also resulted in an increase in building construction revenues compared to 2008. Building construction revenues increased by $96.2 million (or 3.9%), from $2,462.7 million in 2008 to $2,558.9 million in 2009, as an increase in building construction revenues as a result of the merger with Tutor-Saliba and the acquisition of Keating was partly offset by decreased revenues in the hospitality and gaming market, where projects have been completed (or are nearing completion) and the volume of new projects available in late 2008 and 2009 has been significantly reduced due to the challenging economic environment during this period. Civil construction revenues increased by $67.9 million (or 57.2%), from $118.7 million in 2008 to $186.6 million in 2009 due to the addition of Tutor-Saliba. Management services revenues increased by $92.2 million (or 145.7%), from $63.3 million in 2008 to $155.5 million in 2009, due primarily to an increased volume of work in Iraq and Guam as well as the addition of Tutor-Saliba.

	Income from Construction
	Operations for the		Increase
	Six Months Ended June 30,		(Decrease)%
	2009	2008	In Income	Change
	(in millions)
Building	$ 81.4	$ 77.0	$ 4.4	5.7%
Civil	34.4	3.6	30.8	855.6%
Management Services	29.9	11.6	18.3	157.8%
Subtotal	$ 145.7	$ 92.2	$ 53.5	58.0%

Less: Corporate	(19.3)	(10.6)	(8.7)	82.1%
Total	$ 126.4	$ 81.6	$ 44.8	54.9%

Income from construction operations increased by $44.8 million (or 54.9%), from $81.6 million in 2008 to $126.4 million in 2009. On a pro forma basis, including Tutor-Saliba, income from construction operations was $127.1 million for the six months ended June 30, 2008. Income from construction operations (excluding corporate) increased by $53.5 million (or 58.0%), from $92.2 million in 2008 to $145.7 million in 2009. Building construction income from operations increased by $4.4 million (or 5.7%), from $77.0 million in 2008 to $81.4 million in 2009, due primarily to the significant increase in revenues discussed above. Also, building construction operations experienced an improvement in gross margin percentage in 2009 due primarily to profit increases recognized based on substantial completion of certain projects in Las Vegas. Civil construction income from operations increased by $30.8 million (or 855.6%), from $3.6 million in 2008 to $34.4 million in 2009, due primarily to favorable performance on a wastewater treatment project in metropolitan New York and bridge and waste remediation projects in California as these projects reached substantial completion. Management services income from operations increased by $18.3 million (or 157.8%), from $11.6 million in 2008 to $29.9 million in 2009, due primarily to the increased revenues discussed above and continued favorable performance on overhead coverage system projects in Iraq. Overall income from construction operations was unfavorably impacted by an $8.7 million increase in corporate general and administrative expenses, from $10.6 million in 2008 to $19.3 million in 2009, due primarily to expenses related to the acquisition and integration of Tutor-Saliba. In addition, corporate general and administrative expenses in 2009 include $0.7 million of acquisition-related expenses.

Other income decreased by $2.1 million, from $4.0 million in 2008 to $1.9 million in 2009. Recognition of a $2.7 million loss in 2008 due to the adjustment of certain of our investments in auction rate securities to fair value was more than offset by a $4.6 million decrease in interest income due to lower available interest rates and a lower available cash investment balance in 2009.

Interest expense increased by $3.3 million, from $0.8 million in 2008 to $4.1 million in 2009, due primarily to an increase in borrowing under our revolving credit facility and the increase in debt assumed in conjunction with the merger with Tutor-Saliba.

The provision for income taxes increased by $15.2 million, from $31.1 million in 2008 to $46.3 million in 2009, due primarily to the increase in pretax income in 2009. The effective tax rate for the first six months of 2009 was 37.3%, as compared to 36.7% for the first six months of 2008.

Potential Impact of Current Economic Conditions

Current economic and financial market conditions in the United States and overseas, including severe disruptions in the credit markets, could adversely affect our results of operations in future periods, particularly if there is a prolonged economic recession or depression or if government efforts to stabilize and revitalize credit markets and financial institutions are not effective. The current instability in the financial markets has made it difficult for certain of our customers, including state and local governments, to access the credit markets to obtain financing or refinancing, as the case may be, to fund new construction projects on satisfactory terms or at all. State and local governments also are facing potentially significant budget shortfalls as a result of declining tax and other revenues, which may cause them to defer or cancel planned infrastructure projects. This situation has contributed to a $1,575 million decrease in our backlog during 2009 as new projects have been deferred or delayed pending a turnaround in the economy, an improvement in the credit markets, and the release of funds for construction under the Federal economic stimulus package. We may encounter increased levels of deferrals and delays related to new construction projects in the future. Difficulty in obtaining adequate financing due to the unprecedented disruption in the credit markets may increase the rate at which our customers defer, delay or cancel proposed new construction projects. Such deferrals, delays or cancellations could have an adverse impact on our future operating results.

Liquidity and Capital Resources

Cash and Working Capital

Effective September 8, 2008, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, as Agent. The Credit Agreement allows us to borrow up to $155 million on a revolving credit basis (the “Revolving Facility”), with a $50 million sublimit for letters of credit, and an additional $111.7 million under a supplementary facility (the “Supplementary Facility”) to the extent that the $155 million base facility has been fully drawn. The total amount available to borrow under the Supplementary Facility reduces upon the sale of all or any portion of the $111.7 million face value of auction rate securities held in our investment portfolio as of September 8, 2008. Subsequent to September 8, 2008, we have sold auction rate securities with a face value in the amount of $4.7 million. This Supplementary Facility provides us with access to a source of liquidity should the need arise. On February 23, 2009, the Credit Agreement was amended, effective December 31, 2008, to modify certain financial covenants to accommodate the impact of a $224.5 million impairment charge recorded in 2008 and to extend the maturity date of the Supplementary Facility to December 31, 2010. The termination date of the Revolving Facility is February 22, 2012. We had borrowings of $125 million under the Revolving Facility as of June 30, 2009, which we repaid in full in July 2009. We did not borrow under the Revolving Facility during 2008. We had $119.1 million available to borrow under the Credit Agreement, including the Supplementary Facility, at June 30, 2009, including outstanding letters of credit.

In July 2009, we obtained a note for $35 million from U.S. Bancorp Equipment Finance, Inc., which is collateralized by transportation equipment that we own. The current terms of the note include equal monthly installments at an interest rate of 6.44% payable over a five-year period beginning in July 2009, with a balloon payment of $29.3 million in 2014. This loan provides us with additional liquidity in the near term.

Cash and cash equivalents as reported in the accompanying Consolidated Condensed Financial Statements consist of amounts held by us as well as our proportionate share of amounts held by construction joint ventures. Cash held by us is available for general corporate purposes while cash held by construction joint ventures is available only for joint venture-related uses. Joint venture cash and cash equivalents are not restricted to specific uses within those entities; however, the terms of the joint venture agreements limit our ability to distribute those funds and use them for corporate purposes. Cash held by construction joint ventures is distributed from time to time to us and to the other joint venture participants in accordance with our respective percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by us from our construction joint ventures are then available for general corporate purposes. At June 30, 2009 and December 31, 2008, cash held by us and available for general corporate purposes was $435 million and $342.3 million, respectively, and our proportionate share of cash held by joint ventures and available only for joint venture-related uses was $15.9 million and $43.9 million, respectively.

A summary of cash flows for each of the six month periods ended June 30, 2009 and 2008 is set forth below:

	Six Months
	Ended June 30,
	2009	2008
	(in millions)
Cash flows from:
Operating activities	$ (40.6)	$ 72.9
Investing activities	(21.9)	(121.4)
Financing activities	127.2	6.0
Net increase (decrease) in cash	64.7	(42.5)
Cash at beginning of year	386.2	459.2
Cash at end of period	$ 450.9	$ 416.7

During 2009, we used $40.6 million in cash to fund operating activities. The negative cash flow from operating activities is primarily due to timing in the collection of receivables on certain large projects. We also used $21.9 million in cash to fund investing activities, principally for the purchase of property to be used in our management services segment in Guam, and to fund the $44.8 million acquisition of Keating. These investing cash outflows were partly offset by a cash balance of $37.9 million recorded in connection with the acquisition of Keating. We received $127.2 million in cash from financing activities, primarily due to $125 million of borrowing under our Revolving Facility. As a result, our cash balance increased by $64.7 million during the first six months of 2009. In July 2009, we repaid the $125 million of outstanding borrowings under our revolving credit facility.

In November 2008, our Board of Directors authorized a program to repurchase up to $100 million of our common stock over the ensuing twelve months. During 2008, we repurchased 2,003,398 shares for an aggregate purchase price of $31.8 million under the program. During 2009, we have not made any repurchases of our common stock under the program.

Working capital increased by $133.1 million, from $225 million at the end of 2008 to $358.1 million at June 30, 2009, due primarily to the borrowing under our Revolving Facility in 2009. Accordingly, the current ratio increased from 1.13x at December 31, 2008 to 1.22x at June 30, 2009.

Long-term Investments

We hold a variety of highly rated (mostly AAA or Aaa) interest bearing auction rate securities that generally represent interests in pools of either interest bearing student loans or municipal bond issues. These auction rate securities were intended or designed to provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals, typically every 7 or 28 days. In the event that such auctions are unsuccessful, the holder of the securities is not able to access these funds until a future auction of these investments is successful. An unsuccessful auction results in a lack of liquidity in the securities but does not signify a default by the issuer. Upon an unsuccessful auction, the interest rates do not reset at a market rate but instead reset based upon a formula contained in the security, which rate is generally higher than the current market rate. Since mid-February 2008, regularly scheduled auctions for these securities started to fail throughout the market at a significant rate. At that time, we had $181.9 million invested in auction rate securities. Since then, we have been successful in liquidating at par value $74.9 million of our investment in auction rate securities. At June 30, 2009, we had investments in auction rate securities of $101.2 million, which are reflected at fair value. These investments are considered to be “available-for-sale,” and are classified as long-term investments. Our investment policy is to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. The current overall liquidity concerns in capital markets have affected our ability to liquidate many of our investments in auction rate securities. Based on our ability to access our cash equivalent investments, our anticipated operating cash flows, and our available Revolving Facility and our Supplemental Facility discussed above, we do not expect that the short-term lack of liquidity of our auction rate security investments will materially affect our overall liquidity position or our ability to execute our current business plan.

Debt

Total debt, including current maturities, at June 30, 2009 was $208.7 million, an increase of $128.4 million from December 31, 2008, due primarily to the $125 million of borrowing under our Revolving Facility at June 30, 2009. Accordingly, long-term debt, net of current maturities, increased from $61.6 million at December 31, 2008 to $186.4 million at June 30, 2009. The long-term debt to equity ratio was .15x at June 30, 2009 compared to .05x at December 31, 2008.

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

•

the ability to realize the expected synergies resulting from the merger with Tutor-Saliba in the amounts or in the timeframe anticipated and the ability to integrate Tutor-Saliba’s businesses into those of Tutor Perini in a timely and cost-efficient manner;

•	an unsolicited offer by another company to acquire the assets or capital stock of Tutor Perini;

•	the impact on the trading price of Tutor Perini common stock of resales in the public markets of shares of Tutor Perini common stock received by Tutor-Saliba shareholders in the merger;

•

the ability of Mr. Tutor to exert significant influence over corporate decisions as a result of his ownership of Tutor Perini common stock following the merger, his position as chairman and chief executive officer of the combined company and his right to designate up to two nominees for election as directors of Tutor Perini; and

•

other risks and uncertainties discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 27, 2009.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us and, although we have designed our disclosure controls and procedures to address the geographic diversity of our operations, this diversity inherently may limit the effectiveness of those controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

Therewas no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As part of our integration of Tutor-Saliba and Keating, we are in the process of incorporating our controls and procedures into the operations of Tutor-Saliba and Keating.

In connection with Rule 13a-15(b) under the Securities Exchange Act of 1934, we will continue to review and assess the adequacy ofour disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II. - Other Information

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings cannot be predicted with any certainty and, in the case of more complex legal proceedings, the results are difficult to predict at all. We disclosed information about certain of our legal proceedings in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2008, and in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009. Set forth below is an update to those disclosures. For further discussion regarding legal proceedings, see Note 6 of Notes to Consolidated Condensed Financial Statements.

Weitman v. Tutor, et al Matter

On June 19, 2008, an individual named Nina Weitman filed a lawsuit in Superior Court of Middlesex County, Massachusetts, (Weitman v. Tutor, et al., (Massachusetts Superior Court, Middlesex County, No. 08-2351) allegedly on behalf of herself and other shareholders of Tutor Perini, against Ronald N. Tutor, Robert Band, Raymond R. Oneglia, Michael R. Klein, William W. Brittain, Jr., Robert A. Kennedy, Peter Arkley and Robert L. Miller (collectively, the “Individual Defendants”); Tutor Perini itself; and Tutor-Saliba. Ms. Weitman reportedly owns seventeen (17) shares of Tutor Perini common stock. The complaint alleged generally that the Individual Defendants breached their fiduciary duties to Tutor Perini by agreeing to enter into the merger agreement with Tutor-Saliba. Specifically, the complaint alleged: that the proxy statement related to, among other things, the meeting of the Tutor Perini shareholders to approve the merger, did not provide shareholders with enough information regarding the merger; that the exchange ratio in the merger agreement was not fair to the Tutor Perini shareholders; and that Tutor Perini’s board of directors allegedly breached its fiduciary duties by, among other things, allegedly failing to examine strategic alternatives to the merger. The complaint sought, among other forms of relief, certification of the case as a class action, injunctive relief to enjoin the proposed merger, rescission in the event that the merger is consummated before a judgment in the case is entered, and damages.

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

Adams Derivative Lawsuit

On October 7, 2008, an individual named Kathy Adams, allegedly derivatively on behalf of Tutor Perini, filed a suit in Middlesex County, Massachusetts, Superior Court (Adams v. Tutor, et al., (Massachusetts Superior Court, Middlesex County, No. 08-3740)), against defendants Ronald N. Tutor, Willard W. Brittain, Jr., Michael Klein, Robert A. Kennedy, Raymond R. Oneglia, Robert L. Miller, Peter Arkley, Robert Band and C.L. Max Nikias, as well as Tutor Perini itself as a nominal defendant. Adams did not make a demand on the board of directors before filing this derivative lawsuit. On November 14, 2008, Adams voluntarily dismissed her case without prejudice. On January 28, 2009, Adams sent Tutor Perini’s board of directors a letter demanding that the board commence an investigation of potential claims against the defendants for alleged breaches of their fiduciary duties owed to Tutor Perini resulting from alleged failures to disclose purported problems with the company’s Las Vegas construction projects. Pursuant to the recommendation of the Litigation Committee formed by Tutor Perini’s board of directors to consider the matter, the board formed a Special Litigation Committee (“SLC”) to investigate Adams’ allegations. That action was communicated to Adams’ counsel on April 27, 2009. The SLC has retained an independent counsel (“IC”) to conduct the investigation. The IC’s investigation is underway.

Part II. - Other Information (continued)

Item 1A. Risk Factors

Information regarding risk factors affecting the Company’s business is discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes from those risk factors during 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

       None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Meeting of Stockholders was held on May 28, 2009.

(b)	Not applicable.

(c)	Results of voting at the 2009 Annual Meeting of Stockholders were as follows:

(1)

Each of the following persons was elected by the holders of common stock as a Class I Director to hold office for a three-year term expiring 2012 and until their successors are duly elected and qualified:

	Number of Votes
Class I Director	For	Authority Withheld
Robert Band	45,556,967	1,193,492
Robert L. Miller	45,816,344	934,115
Michael R. Klein	44,315,204	2,435,255

(2)

A proposal to amend the Company’s amended and restated articles of organization to change the name of the Company to Tutor Perini Corporation was approved by the holders of common stock with the following vote:

For	46,354,947
Against	359,637
Abstain	35,875
Broker Non Votes	1

(3)

A proposal to approve the Section 162(m) performance goals and annual grant limitations under the Company’s 2004 Stock Option and Incentive Plan was approved by the holders of common stock with the following vote:

For	45,292,921
Against	1,399,529
Abstain	58,009
Broker Non Votes	1

Part II. - Other Information (continued)

(4)	A proposal to approve the Company’s 2009 General Incentive Compensation Plan was approved by holders of common stock with the following vote:

For	45,549,794
Against	954,262
Abstain	246,403
Broker Non Votes	1

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

Exhibit 3.1	Restated Articles of Organization (incorporated by reference to Exhibit 4 to Form S-2 (File No. 33-28401) filed on April 28, 1989).

Exhibit 3.2	Articles of Amendment to the Restated Articles of Organization of Perini Corporation (incorporated by reference to Exhibit 3.2 to Form S-1 (File No. 333-111338) filed on December 19, 2003).

Exhibit 3.3	Articles of Amendment to the Restated Articles of Organization of Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 12, 2000).

Exhibit 3.4	Articles of Amendment to the Restated Articles of Organization of Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 11, 2008).

Exhibit 3.5	Articles of Amendment to the Restated Articles of Organization of Perini Corporation – filed herewith.

Exhibit 3.6	Amended and Restated By-laws of Perini Corporation (incorporated by reference to Exhibit 3.2 of Form 8-K (File No. 001-06314) filed on February 14, 1997).

Exhibit 3.7	Amendment No. 1 to the Amended and Restated By-laws of Perini Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed on April 12, 2000).

Exhibit 3.8	Amendment No. 2 to the Amended and Restated By-laws of Perini Corporation (incorporated by reference to Exhibit 3.7 to Form 10-Q filed on November 7, 2008).

+Exhibit 10.1	2004 Stock Option and Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Form DEF 14A filed on April 17, 2009).

Part II. - Other Information (continued)

+Exhibit 10.2	2009 General Incentive Compensation Plan (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Form DEF 14A filed on April 17, 2009).

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – filed herewith.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

*Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

*Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

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

Tutor Perini Corporation
Registrant

Date: August 7, 2009	/s/Kenneth R. Burk
Kenneth R. Burk, Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer