Form 10-Q
period 2009-09-30
TUTOR PERINI Corp
filed 2009-11-06
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of Common Stock, $1.00 par value per share, of the registrant outstanding at November 3, 2009 was 48,531,482.

     TUTOR PERINI CORPORATION AND SUBSIDIARIES

     INDEX

				Page Number
Part I. -	Financial Information:

	Item 1.	Financial Statements (Unaudited)

		Consolidated Condensed Balance Sheets – September 30, 2009 and December 31, 2008		3

		Consolidated Condensed Statements of Income – Three Months and Nine Months ended September 30, 2009 and 2008		4

		Consolidated Condensed Statement of Stockholders’ Equity – Nine Months ended September 30, 2009		5

		Consolidated Condensed Statements of Cash Flows – Nine Months ended September 30, 2009 and 2008		6

		Notes to Consolidated Condensed Financial Statements		7 – 21

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		22 – 29

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		30

	Item 4.	Controls and Procedures		30

Part II. -	Other Information:

		Item 1.	Legal Proceedings	31 - 32

		Item 1A.	Risk Factors	33

		Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

		Item 3.	Defaults Upon Senior Securities	33

		Item 4.	Submission of Matters to a Vote of Security Holders	33

		Item 5.	Other Information	33

		Item 6.	Exhibits	33 – 34

	Signatures			35

Part I. – Financial Information

Item 1. Financial Statements (Unaudited)

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008
(In Thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
ASSETS
Cash and Cash Equivalents	$335,739	$386,172
Accounts Receivable, including retainage	1,272,041	1,378,040
Costs and Estimated Earnings in Excess of Billings	131,317	115,706
Deferred Income Taxes	7,577	11,589
Other Current Assets	28,164	18,793
Total Current Assets	1,774,838	1,910,300

Long-term Investments	101,201	104,779

Property and Equipment, (less Accumulated Depreciation
of $62,527 in 2009 and $47,116 in 2008)	341,540	328,480

Other Assets:
Goodwill	602,471	588,112
Intangible Assets, net	137,342	125,026
Other	16,140	16,381
	$2,973,532	$3,073,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$28,508	$18,674
Accounts Payable, including retainage	1,096,603	1,352,041
Billings in Excess of Costs and Estimated Earnings	232,493	192,442
Accrued Expenses	133,599	122,094
Total Current Liabilities	1,491,203	1,685,251

Long-term Debt, less current maturities included above	85,883	61,580

Deferred Income Taxes	89,186	98,862

Other Long-term Liabilities	56,759	89,159

Contingencies and Commitments

Stockholders’ Equity:
Common Stock	48,531	48,319
Additional Paid-in Capital	1,008,878	1,001,392
Retained Earnings	227,622	123,060
Accumulated Other Comprehensive Loss	(34,530)	(34,545)
Total Stockholders' Equity	1,250,501	1,138,226

	$2,973,532	$3,073,078

                                                  The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands, Except Per Share Data)

THREE MONTHS ENDED			NINE MONTHS ENDED
SEPTEMBER 30,			SEPTEMBER 30,

2009		2008	2009	2008

Revenues	$1,168,769	$1,412,635	$4,069,799	$4,057,358

Cost of Operations	1,083,403	1,327,128	3,769,310	3,834,291

Gross Profit	85,366	85,507	300,489	223,067

General and Administrative Expenses	42,905	33,244	131,634	89,241

INCOME FROM CONSTRUCTION OPERATIONS	42,461	52,263	168,855	133,826

Other Income, net	474	2,657	2,359	6,697
Interest Expense	(1,987)	(1,044)	(6,081)	(1,793)

Income before Income Taxes	40,948	53,876	165,133	138,730

Provision for Income Taxes	(14,264)	(19,770)	(60,571)	(50,914)

NET INCOME	$26,684	$34,106	$104,562	$87,816

BASIC EARNINGS PER COMMON SHARE	$0.55	$1.03	$2.15	$3.01

DILUTED EARNINGS PER COMMON SHARE	$0.54	$1.01	$2.13	$2.96

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	48,531	33,077	48,522	29,145
Effect of Dilutive Stock Options and Restricted
Stock Units Outstanding	552	530	511	545
DILUTED	49,083	33,607	49,033	29,690

                      The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(In Thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance - December 31, 2008	$ 48,319	$ 1,001,392	$ 123,060	$ (34,545)	$ 1,138,226

Net income	-	-	104,562	-	104,562

Other comprehensive income:
Foreign currency translation	-	-	-	15	15
Total comprehensive income					104,577

Tax effect of stock-based compensation	-	(671)	-	-	(671)

Stock-based compensation expense	-	8,230	-	-	8,230

Issuance of common stock, net	212	(73)	-	-	139

Balance - September 30, 2009	$ 48,531	$ 1,008,878	$ 227,622	$ (34,530)	$ 1,250,501

    The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(In Thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2009	2008
Cash Flows from Operating Activities:
Net income	$104,562	$87,816
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	29,733	11,194
Stock-based compensation expense	8,230	8,540
Adjustment of investments to fair value	(34)	2,702
Excess income tax benefit from stock-based compensation	-	(533)
Deferred income taxes	(5,594)	1,429
Loss (gain) on sale of equipment	427	(396)
Loss on land held for sale	336	412
Other long-term liabilities	(38,582)	6,459
Cash from changes in other components of working capital	(151,135)	(86,430)

NET CASH (USED BY) PROVIDED FROM OPERATING ACTIVITIES	(52,057)	31,193

Cash Flows from Investing Activities:
Acquisition of Keating Building Corporation, net of cash balance acquired	(6,900)	-
Cash balance recorded in acquisition of Tutor-Saliba Corporation, net of transaction costs	-	92,489
Acquisition of property and equipment	(28,091)	(52,060)
Proceeds from sale of property and equipment	1,761	3,981
Investment in land held for sale	(866)	(412)
Investment in available-for-sale securities, net	3,641	(103,136)
Investment in other activities	423	(836)

NET CASH USED BY INVESTING ACTIVITIES	(30,032)	(59,974)

Cash Flows from Financing Activities:
Proceeds from long-term debt	174,660	2,214
Repayment of long-term debt	(142,516)	(31,709)
Excess income tax benefit from stock-based compensation	-	533
Issuance of common stock and effect of cashless exercise	139	(284)
Deferred debt costs	(627)	(472)

NET CASH PROVIDED FROM (USED BY) FINANCING ACTIVITIES	31,656	(29,718)

Net Decrease in Cash and Cash Equivalents	(50,433)	(58,499)
Cash and Cash Equivalents at Beginning of Year	386,172	459,188

Cash and Cash Equivalents at End of Period	$335,739	$400,689

Supplemental Disclosure of Cash Paid During the Period For:
Interest	$6,121	$1,751
Income taxes	$53,246	$52,596

Supplemental Disclosure of Non-cash Transactions:
Grant date fair value of common stock issued for services	$7,411	$12,651
Property and equipment acquired through financing arrangements	$1,433	$10,585
Common stock issued in acquisition of Tutor-Saliba Corporation	$-	$881,463

                             The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)      Basis of Presentation

The unaudited consolidated condensed financial statements presented herein include the accounts of Tutor Perini Corporation (formerly known as Perini Corporation) and its wholly owned subsidiaries (“Tutor Perini” or the “Company”). The Company’s interests in construction joint ventures are accounted for using the proportionate consolidation method. These unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2009 and December 31, 2008, results of operations for the three month and nine month periods ended September 30, 2009 and 2008, and cash flows for the nine month periods ended September 30, 2009 and 2008. The results of operations for the nine months ended September 30, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009 because, among other reasons, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new guidance on business combinations. The new standard provides revised guidance on how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This guidance also provides direction for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It was effective for the Company beginning January 1, 2009 and the Company applied the provisions of this guidance to an acquisition completed in January 2009 (see Note 3(a)).

In February 2008, the FASB issued a staff position which amends the fair value guidance by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, the application of the fair value guidance relating to non-financial assets and non-financial liabilities of the Company was adopted on January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In December 2008, the FASB issued a staff position which requires employers to disclose information about fair value measurements of plan assets that are similar to the disclosures about fair value measurements required by the new fair value guidance. It will become effective for the Company’s 2009 annual financial statements. Since the staff position only requires enhanced disclosures, the implementation of this guidance will not have an impact on the Company’s financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(2)     Significant Accounting Policies (continued)

In April 2009, the FASB issued a staff position providing additional guidance on factors to consider when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. It was effective for the Company beginning April 1, 2009. The staff position affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. It applies to all fair value measurements when appropriate. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued a staff position amending existing guidance for determining whether an other-than-temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company adopted the provisions of the staff position beginning April 1, 2009. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued a staff position requiring fair value disclosures in both interim and annual financial statements. The Company adopted the provisions of the staff position beginning April 1, 2009. Other than the required disclosures, the adoption of this guidance did not have a material impact on the Company’s financial statements. See Note 5 for disclosure of fair value measurements.

In July 2009, the FASB Accounting Standards Codification (“ASC”) was issued and became the single official source of authoritative, nongovernmental U.S. Generally Accepted Accounting Principles (“GAAP”). The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP. All other literature not included in the codification will be considered non-authoritative. ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of the ASC did not have a material impact on the Company’s financial statements or disclosures.

(3)     Merger and Acquisition

(a) Acquisition of Keating Building Corporation

On January 15, 2009, the Company completed its acquisition of all of the outstanding capital stock of Daniel J. Keating Construction Company, d/b/a Keating Building Corporation (“Keating”), a privately held construction, construction management and design/build company based in Philadelphia, PA. Under the terms of the transaction, the Company acquired 100% of Keating’s stock for total consideration of $51.1 million, which includes amounts paid at or subsequent to closing and additional consideration that may become payable under the terms of the agreement. Goodwill of $14.3 million was recorded in conjunction with this acquisition. The Company has not yet completed the final allocation of the purchase price to the tangible and intangible assets of Keating. During the three months ended September 30, 2009, the Company did not revise any of the assumptions, estimates or amounts used to complete its preliminary purchase price accounting. Pending the outcome of further analysis, the preliminary purchase price allocation could change.

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

The transaction was accounted for using the purchase method of accounting. As of September 30, 2009, the Company finalized its allocation of the purchase price to the tangible and intangible assets of Tutor-Saliba. During 2009, the Company did not revise any of its earlier allocation assumptions, estimates or amounts used to complete its preliminary purchase price accounting.

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

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	Actual	Pro forma	Actual	Pro forma
	(in thousands, except per share amounts)

Revenues	$1,412,635	$1,650,298	$4,057,358	$5,092,875
Income from construction operations	52,263	46,754	133,826	173,805
Net income	34,106	30,004	87,816	111,011

Earnings per share:
Basic	$1.03	$0.60	$3.01	$2.21
Diluted	$1.01	$0.59	$2.96	$2.19

Weighted average shares outstanding:
Basic	33,077	50,317	29,145	50,202
Diluted	33,607	50,847	29,690	50,747

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(3)     Merger and Acquisition (continued)

(c) Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill during the nine months ended September 30, 2009 are as follows (in thousands):

	Building	Civil	Management Services	Total
Gross goodwill – December 31, 2008	$605,314	$83,163	$66,533	$755,010
Accumulated impairment	(146,847)	-	(20,051)	(166,898)
Balance - December 31, 2008	458,467	83,163	46,482	588,112
Goodwill recorded in connection with the acquisition of Keating	14,359	-	-	14,359
Balance - September 30, 2009	$472,826	$83,163	$46,482	$602,471

Other intangible assets consist of the following (in thousands):

	As of December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trade names	$83,450	$-	$83,450
Contractor license	5,320	-	5,320
Customer relationships	26,700	(1,373)	25,327
Construction contract backlog	25,040	(14,951)	10,089
Non-compete agreements	2,400	(1,560)	840
Total	$142,910	$(17,884)	$125,026

	As of September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$96,150	$-	$96,150
Contractor license	5,320	-	5,320
Customer relationships	31,700	(3,526)	28,174
Construction contract backlog	33,340	(26,122)	7,218
Non-compete agreements	2,400	(1,920)	480
Total	$168,910	$(31,568)	$137,342

Amortization expense for the three months and nine months ended September 30, 2009 was $3.5 million and $13.7 million, respectively. Amortization expense for the three months and nine months ended September 30, 2008 was $2.9 million and $3.3 million, respectively. As of September 30, 2009, amortization expense is estimated to be $3.0 million for the remainder of 2009, $7.8 million in 2010, $3.3 million in 2011, $2.9 million in 2012, $2.9 million in 2013 and $16.0 million thereafter.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(4)     Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

Cash and cash equivalents as reported in the accompanying Consolidated Condensed Balance Sheets consist of amounts held by the Company that are available for general corporate purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses. Joint venture cash and cash equivalents are not restricted to specific uses within those entities; however, the terms of the joint venture agreements limit the Company’s ability to distribute those funds and use them for corporate purposes. Cash held by construction joint ventures is distributed from time to time to the Company and to the other joint venture participants in accordance with their percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by the Company from its construction joint ventures are then available for general corporate purposes. At September 30, 2009 and December 31, 2008, cash and cash equivalents consisted of the following:

	September 30,	December 31,
	2009	2008
	(in thousands)
Corporate cash and cash equivalents (available for general corporate purposes)	$322,670	$342,246

Company's share of joint venture cash and cash equivalents (available only for joint venture purposes, including future distributions)	13,069	43,926
	$335,739	$386,172

(5)     Fair Value Measurements

The fair value guidance establishes a three-tier valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs used in measuring fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. These hierarchical tiers are defined as follows:

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(5)     Fair Value Measurements (continued)

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2009:

		Fair Value Measurements at September 30, 2009 Using
	Total Carrying Value at September	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Cash and cash equivalents (1)	$335,739	$335,739	$-	$-

Short-term investments (2)	71	71	-	-

Auction rate securities (3)
Long-term	101,201	-	-	101,201

Total	$437,011	$335,810	$-	$101,201

_______________________________

(1)	Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which fair value is determined through quoted market prices.

(2)	Short-term investments consist of an S&P 500 index mutual fund for which fair value is determined through quoted market prices, which are included in other current assets.

(3)	At September 30, 2009, the Company had $101.2 million invested in auction rate securities (“ARS”) which the Company considers as available-for-sale. The majority of the ARS held by the Company at September 30, 2009, totaling $75.3 million, are in securities collateralized by student loan portfolios, which are guaranteed by the United States government. Additional amounts totaling $17.9 million are invested in securities collateralized by student loan portfolios, which are privately insured. The remainder of the securities, totaling $8.0 million, are invested in tax-exempt bonds. Substantially all of the Company’s ARS are rated AAA or Aaa. The Company estimated the fair value of its ARS utilizing an income approach valuation model which considered, among other items, the following inputs: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default or repurchase at par for each period.

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

Auction Rate
Securities
(in thousands)
Balance at December 31, 2008	$103,429
Settlements	(2,228)
Balance at September 30, 2009	$101,201

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(5)     Fair Value Measurements (continued)

Due to the Company’s belief that the market for both government-backed and privately insured student loans, as well as for tax exempt municipal bonds, may take in excess of twelve months to fully recover, the Company has classified its $101.2 million investment in these securities as non-current and this amount is included in Long-term Investments in the Consolidated Condensed Balance Sheets at September 30, 2009.

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

The court granted certain TSP motions and LAMTA capitulated on others which reduced the number of false claims LAMTA may seek and limited LAMTA's claims for damages and penalties. TSP and LAMTA continue to file early dispositive motions, the result of which will shape the claims to be tried and the exposure to the parties.

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

It is PKC’s position that the remaining claims to be decided by the DRB on a binding basis have an anticipated value of approximately $28 million, plus interest. PKC also claims it is due interest on the amounts awarded by the Third DRB. MHD disputes that the remaining claims before the DRB may be decided on a binding basis, and further disputes that any interest is due.  Hearings before the DRB are scheduled to occur throughout 2009 and into 2010.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(6)     Contingencies and Commitments (continued)

(d) Gaylord Hotel and Convention Center Matter

The Perini/Tompkins Joint Venture has closed out most subcontracts. A mediation with a major subcontractor, MTR Electrical Construction, LLC, held in July 2009, did not result in a settlement. A trial in that case is scheduled for December 2009. Resolution of the issues remaining with other subcontractors may require mediation and/or arbitration or trial.

(e) UCLA Westwood Replacement Hospital Matter

TSP has filed a lawsuit against The University of California at Los Angeles (“Owner”) on behalf of TSP and its subcontractors. TSP is seeking $36 million on behalf of itself and $171 million on behalf of its subcontractors. The Owner has filed a Cross Complaint against TSP, the Company, Tutor-Saliba Corporation, Helix Electric Inc., and others (together “Tutor Perini Defendants”) alleging contract breach and violation of the California False Claims Act. Helix Electric, Inc. (“Helix”) was a subcontractor to TSP. The Owner is seeking $62.2 million for contract breach from the Tutor Perini Defendants; $4.3 million, trebled, for false claims from the Tutor Perini Defendants and Helix; and other relief. The subcontractors have filed lawsuits against TSP seeking the aforementioned $171 million in what are essentially pass through claims to the Owner.

The parties will complete necessary discovery in advance of any mediation, which has yet to be scheduled, in order to maximize their opportunity to achieve an acceptable resolution.

All cases have been deemed related and consolidated. The court ordered limited informal discovery under “Mediation Privilege”; ordered UCLA to produce its records; granted TSP’s motion to lift the discovery stay with respect to third parties (e.g., owner’s architect, c onstruction manager and inspectors); and will allow limited depositions prior to mediation. The Court indicated it intends to manage the case and wants to steer it to settlement through mediation.

Management has made an estimate of the total net anticipated recovery on this project and it is included in revenues recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from this estimate, the impact of the change will be reflected in the financial statements at that time.

(f) Investigation by U.S. Attorney for Eastern District of New York

The Company and the U.S. Attorney’s Office have agreed to terms for a civil settlement agreement that resolves all outstanding allegations relating to the Company and its civil division. Under the agreement, the Company will pay $9.75 million to the U.S. Justice Department. This amount was fully provided for in prior years and therefore did not have a significant impact on the Company’s 2009 results of operations.

(g) Fontainebleau Matter

Desert Plumbing & Heating Co. (“DPH”) is the plumbing and mechanical subcontractor on the Fontainebleau Project in Las Vegas (“Project”). The Project is a hotel/casino complex with approximately 3,800 rooms.

DPH is a wholly owned subsidiary of the Company. The Project owner is Fontainebleau Las Vegas, LLC (“Fontainebleau”) and an owner-controlled contracting company, Turnberry West Construction, Inc. (“Turnberry”), is the general contractor. DPH has four contracts on the Project: one with the Fontainebleau, one with Turnberry and two with other Turnberry subcontractors (collectively the “Contracts").

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(6)     Contingencies and Commitments (continued)

(g) Fontainebleau Matter (continued)

In April 2009, Turnberry and Fontainebleau failed to honor DPH’s March payment application. DPH stopped work on May 13, 2009, pursuant to an earlier statutory stop work notice. Other subcontractors stopped work and, by June 2009, the Project was shut down. The overall Project is approximately 70% complete.

In June 2009, Fontainebleau filed for bankruptcy protection, under Chapter 11 of the U. S. Bankruptcy Code, in the Southern District of Florida. Fontainebleau is headquartered in Miami, Florida.

DPH has filed liens in Nevada for approximately $42 million, representing its unreimbursed costs to date and lost profits, including anticipated profits; other unaffiliated subcontractors have filed liens. On June 17, 2009, DPH filed suit against Turnberry seeking damages based on contract theories. DPH is uncertain as to Turnberry’s present financial condition.

There have been several mediations ordered by the Bankruptcy Court between Fontainebleau and its lenders, but all mediations to date have been unsuccessful. The Company maintains that the mechanic lien holders have priority over the lenders in accordance with Nevada state law. Due to the significant costs to keep the subject property secure, the Bankruptcy Court has required Fontainebleau to seek out potential purchasers for the property.

Management has made an estimate of the total net anticipated recovery on this project and it is included in revenues recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from this estimate, the impact of the change will be reflected in the financial statements at that time.

(h) Shareholder Litigation

(1) Isham / Rollman Securities Litigation Matter

On February 9, 2009, the lead plaintiffs filed their consolidated amended complaint. The consolidated amended complaint repeats the allegations and counts from the initial complaint, and includes additional factual allegations regarding financial difficulties with the Cosmopolitan Resort & Casino project in Las Vegas.

Defendants filed motions to dismiss on April 17, 2009. A hearing on the motions took place on September 25, 2009. In an Opinion and Order, dated October 7, 2009, the Court dismissed the case in its entirety without prejudice. The court’s ruling allowed plaintiffs one opportunity to file an amended complaint; to date, plaintiffs have neither refiled nor taken an appeal of the dismissal Order to the court of appeals.

(2) Adams Matter

On January 28, 2009, an individual named Kathy Adams, who is allegedly a holder of the Company’s common stock, sent the Company’s board of directors a letter demanding that the board commence an investigation of potential claims against certain current or former officers and directors of the Company for alleged breaches of their fiduciary duties owed to the Company, resulting from alleged failures to disclose purported problems with the Company’s Las Vegas construction projects. The Company’s board of directors voted to form a Special Litigation Committee (“SLC”) to investigate Adams’ allegations. That action was communicated to Adams’ counsel on April 27, 2009. The SLC has retained an independent counsel to conduct the investigation. The SLC counsel’s investigation is underway. Management does not anticipate any material adverse financial impact to result from these shareholder litigation matters.

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

During 2009, the Compensation Committee approved the award of 900,000 restricted stock units and 750,000 stock options. Subject to the achievement of pre-tax income performance targets established by the Compensation Committee, the awards will vest in equal annual installments (or tranches). The 750,000 restricted stock units and 750,000 stock options granted during the second quarter of 2009 will vest in five equal annual installments from 2010 through 2014. The 150,000 restricted stock units granted during the third quarter of 2009 will vest in three equal annual installments from 2010 through 2012. The Compensation Committee has established the pre-tax performance target for the second half of fiscal year 2009, but has not yet established pre-tax performance targets for the fiscal years 2010 through 2013. Therefore, the grant dates for the last four tranches of the awards granted in the second quarter and the last two tranches of the awards granted in the third quarter, totaling an aggregate of 1,300,000 shares, have not been established for accounting purposes and, accordingly, the grant date fair values of these tranches cannot be determined currently. The grant dates for these tranches will be established in the future when the Compensation Committee establishes the respective pre-tax performance targets for each tranche. The grant date fair values of each tranche will be determined at that time and the related compensation expense for each tranche will be amortized over the separate requisite service period for each tranche.

For the three month and nine month periods ended September 30, 2009, the Company recognized total compensation expense of $3.9 million and $8.2 million, respectively, related to stock-based compensation awards which are included in “General and Administrative Expenses” in the Consolidated Condensed Statements of Income.

A total of 364,278 shares of common stock are available for future grant under the Plan at September 30, 2009.

Restricted Stock Awards

Restricted stock awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain pre-established pre-tax income performance targets. Upon vesting, each award is exchanged for one share of the Company’s common stock. As of September 30, 2009, the Compensation Committee has approved the grant of an aggregate of 3,742,500 restricted stock awards to eligible participants. There were 975,000 restricted stock awards granted in 2009, including 700,000 restricted stock awards for which a grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee. The grant date fair value is determined based on the closing price of the Company’s common stock on the date of grant.

For the three month and nine month periods ended September 30, 2009, the Company recognized compensation expense of $3.0 million and $6.4 million, respectively, related to the restricted stock awards, which are included in “General and Administrative Expenses” in the Consolidated Condensed Statements of Income. As of September 30, 2009, there was $22.2 million of unrecognized compensation cost related to the unvested awards which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 3.5 years. A summary of restricted stock awards activity under the Plan for the nine months ended September 30, 2009 is as follows:

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(7)     Stock-Based Compensation (continued)

(a) 2004 Stock Option and Incentive Plan (continued)

		Weighted Average	Aggregate
	Number	Grant Date	Intrinsic
	of Shares	Fair Value	Value
Unvested - January 1, 2009	1,797,501	$ 26.26	$42,025,573
Vested	(265,000)	$ 33.86	$8,972,900
Granted	275,000	$ 20.71	$5,857,500
Forfeited	(90,000)	$ 29.17	$-
Subtotal	1,717,501	$ 24.05	$36,582,771
Approved for grant	700,000	(a)	$14,910,000
Unvested - September 30, 2009	2,417,501	n.a.	$51,492,771

(a)  Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

The outstanding unvested awards at September 30, 2009 are scheduled to vest as follows, subject where applicable to the achievement of performance targets. As described above, certain performance targets are not yet established.

Number
Vesting Date	of Awards

2009	25,000
2010	660,001
2011	225,000
2012	200,000
2013	1,157,500
2014	150,000
Total	2,417,501

Approximately 451,667 of the unvested awards will vest based on the satisfaction of service requirements and 1,965,834 will vest based on the satisfaction of both service requirements and the achievement of pre-tax income performance targets.

Stock Options

There were 750,000 stock options granted in 2009, including 600,000 options for which a grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee. The exercise price of the options is equal to the closing price of the Company’s common stock on the date the awards were made by the Compensation Committee. The options vest in five equal annual installments from 2010 through 2014 upon the achievement of pre-tax income performance targets as established by the Compensation Committee. The options expire on May 28, 2019.

For the three and nine month periods ended September 30, 2009, the Company recognized compensation expense of $0.9 million and $1.8 million, respectively, related to stock options grants, which are included in “General and Administrative Expenses” in the Consolidated Condensed Statements of Income. As of September 30, 2009, there was $8.4 million of unrecognized compensation expense related to the outstanding options which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 3.7 years.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(7)     Stock-Based Compensation (continued)

(a) 2004 Stock Option and Incentive Plan (continued)

A summary of stock option activity under the Plan for the nine months ended September 30, 2009 is as follows:

		Weighted Average
	Number	Grant Date	Exercise
	of Shares	Fair Value	Price
Outstanding - January 1, 2009	805,000	$11.78	$20.68
Granted	150,000	$9.98	$20.33
Forfeited	(20,000)	$14.84	$26.19
Subtotal	935,000	$11.42	$20.51
Approved for grant	600,000	(a)	$20.33
Outstanding - September 30, 2009	1,535,000	n.a.	$20.44

(a)  Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

The outstanding options had an intrinsic value of $3.0 million and a weighted average remaining contractual life of 9.33 years at September 30, 2009. None of the options were exercisable at September 30, 2009.

The fair value of the initial tranche of the 2009 awards was determined using the Black-Scholes-Merton option pricing model using the following key assumptions:

Risk-free interest rate	2.65%
Expected life of options	5.5 years
Expected volatility of underlying stock	51.11%
Expected quarterly dividends (per share)	$0.00

(b) Special Equity Incentive Plan

The Company is authorized to grant up to 3,000,000 non-qualified stock options to key executives, employees and directors of the Company under the Special Equity Incentive Plan (the “Incentive Plan”). Options are granted at not less than the fair market value on the date of grant, as defined, and generally expire 10 years from the date of grant. No options were granted under the Incentive Plan during the nine month period ended September 30, 2009. As of September 30, 2009, 36,500 options were outstanding and exercisable at a weighted average exercise price of $3.97. The outstanding options had an intrinsic value of $0.6 million and a weighted average remaining contractual life of 0.8 years at September 30, 2009. No options were exercised during the nine month period ended September 30, 2009. A total of 195,634 shares of common stock are available for future grant under the Incentive Plan at September 30, 2009.

(8)     Financial Commitments

On September 8, 2008, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), as Borrower, with Bank of America, as Agent. The Credit Agreement allows the Company to borrow up to $155 million on a revolving credit basis (the “Revolving Facility”), with a $50 million sublimit for letters of credit, and an additional $111.7 million under a supplementary facility (the “Supplementary Facility”) to the extent that the $155 million base facility has been fully drawn. Subject to certain conditions, the Company has the option to increase the base facility by up to an additional

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(8)     Financial Commitments (continued)

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

In July 2009, the Company obtained a loan for $35 million from U.S. Bancorp Equipment Finance, Inc., which is collateralized by transportation equipment owned by the Company. The terms of the loan include equal monthly installments at an interest rate of 6.44% payable over a five-year period beginning in July 2009, with a balloon payment of $29.3 million in 2014.

In addition, the Company obtained two loans during 2009 totaling $9.7 million from First Hawaiian Bank to finance building and land acquisition for operations in Guam. Both notes carry interest at a LIBOR-based rate and mature on February 12, 2016.

The Company had no outstanding borrowings under its available revolving credit facilities as of September 30, 2009 and December 31, 2008. The Company utilized the revolving credit facility for letters of credit in aggregate amounts of $20.4 million and $17.9 million as of September 30, 2009 and December 31, 2008, respectively. Accordingly, at September 30, 2009, the Company had $241.6 million available to borrow under the Credit Agreement, including the Supplementary Facility.

(9)     Earnings per Common Share

Basic earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share was similarly computed after giving consideration to the dilutive effect of stock options and restricted stock units outstanding on the weighted average number of common shares outstanding.

The computation of diluted earnings per common share as of September 30, 2009 excludes 460,000 stock options because the awards would have an antidilutive effect. There were 495,000 antidilutive stock options and 750,000 antidilutive restricted stock units at September 30, 2008.

(10)     Dividends

There were no cash dividends declared or paid on the Company’s outstanding common stock during the periods presented in the consolidated condensed financial statements included herein.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(11)     Business Segments

The following tables set forth certain business segment information relating to the Company’s operations for the three month and nine month periods ended September 30, 2009 and 2008 (in thousands):

	Three months ended
	September 30, 2009		September 30, 2008
	Revenues	Income from Construction Operations	Revenues	Income from Construction Operations

Building	$1,017,819	$38,790	$1,294,331	$35,154
Civil	72,614	6,261	74,069	10,017
Management Services	78,336	8,555	44,235	12,086
	1,168,769	53,606	1,412,635	57,257
Corporate *	-	(11,145)	-	(4,994)
Total	$1,168,769	$42,461	$1,412,635	$52,263

	Nine months ended
	September 30, 2009		September 30, 2008
	Revenues	Income from Construction Operations	Revenues	Income from Construction Operations

Building	$3,576,738	$120,209	$3,757,041	$112,115
Civil	259,188	40,659	192,773	13,588
Management Services	233,873	38,396	107,544	23,721
	4,069,799	199,264	4,057,358	149,424
Corporate *	-	(30,409)	-	(15,598)
Total	$4,069,799	$168,855	$4,057,358	$133,826

____________________________________________
* Consists primarily of corporate general and administrative expenses.

(12)     Employee Pension Plans

The Company has a defined benefit pension plan that covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The Company also has an unfunded supplemental retirement plan for certain employees whose benefits under the defined benefit plan are reduced because of compensation limitations under federal tax laws. Effective June 1, 2004, all benefit accruals under the Company’s pension plan were frozen; however, the current vested benefit was preserved. The pension disclosure presented below includes aggregated amounts for both of the Company’s plans. The following table sets forth the net pension cost by component for the three month and nine month periods ended September 30, 2009 and 2008:

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(12)     Employee Pension Plans (continued)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Interest cost on projected benefit obligation	$ 1,161	$ 1,178	$ 3,485	$ 3,494
Expected return on plan assets	(1,219)	(1,199)	(3,657)	(3,600)
Recognized actuarial loss	473	306	1,419	1,102

Net Pension Cost	$ 415	$ 285	$ 1,247	$ 996

The Company contributed $5.8 million to its defined benefit pension plan in the nine months ended September 30, 2009. The Company made an additional contribution of $0.4 million in October 2009.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tutor Perini Corporation, formerly known as Perini Corporation, is a leading construction services company, as ranked by Engineering News-Record based on revenues, offering diversified general contracting and design-build services to private clients and public agencies throughout the world. We have provided construction services since 1894 and have established a strong reputation within our markets for executing large, complex projects on time and within budget while adhering to strict quality control measures. We offer general contracting, pre-construction planning and comprehensive project management services, including the planning and scheduling of the manpower, equipment, materials and subcontractors required for a project. We also offer self-performed construction services including excavation, concrete forming and placement, steel erection, electrical and mechanical services, plumbing and HVAC.

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

Significant Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Our critical accounting policies are also identified and discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. We have made no significant changes to these policies during the nine months of 2009, except as noted below.

In December 2007, the FASB issued new guidance on business combinations. The new standard provides revised guidance on how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This guidance also provides direction for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It was effective for us beginning January 1, 2009 and we applied the provisions of this guidance to an acquisition completed in January 2009 (see Note 3(a) of the Consolidated Condensed Financial Statements).

In February 2008, the FASB issued a staff position which amends the fair value guidance by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted the fair value guidance relating to our non-financial assets and non-financial liabilities on January 1, 2009. The adoption of this guidance did not have a material impact on our financial statements.

In December 2008, the FASB issued a staff position which requires employers to disclose information about fair value measurements of plan assets that are similar to the disclosures about fair value measurements required by the new fair value guidance. It will become effective for our 2009 annual financial statements. Since the staff position only requires enhanced disclosures, the implementation of this guidance will not have an impact on our financial statements.

In April 2009, the FASB issued a staff position providing additional guidance on factors to consider when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. It was effective for us beginning April 1, 2009. The staff position affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. It applies to all fair value measurements when appropriate. The adoption of this guidance did not have a material impact on our financial statements.

In April 2009, the FASB issued a staff position amending existing guidance for determining whether an other-than-temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. We adopted the provisions of the staff position beginning April 1, 2009. The adoption of this guidance did not have a material impact on our financial statements.

In April 2009, the FASB issued a staff position requiring fair value disclosures in both interim and annual financial statements. We adopted the provisions of the staff position beginning April 1, 2009. Other than the required disclosures, the adoption of this guidance did not have a material impact on our financial statements. See Note 5 for disclosure of fair value measurements.

In July 2009, the FASB Accounting Standards Codification (“ASC”) was issued and became the single official source of authoritative, nongovernmental U.S. Generally Accepted Accounting Principles (“GAAP”). The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP. All other literature not included in the codification will be considered non-authoritative. ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of the ASC did not have a material impact on our financial statements or disclosures.

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

Acquisition of Keating Building Corporation

On January 15, 2009, we completed our acquisition of Daniel J. Keating Construction Company, d/b/a Keating Building Corporation (“Keating”), a Philadelphia-based privately held construction, construction management and design-build company. Under the terms of the transaction, we acquired 100% of Keating’s common stock for total consideration of $51.1 million, which includes amounts paid at or subsequent to closing and additional consideration that may become payable under the terms of the agreement. Keating is licensed to provide construction services in a number of states, mostly in the mid-Atlantic and northeast regions of the United States. We believe that the acquisition of Keating is a strong strategic fit which will enable us to expand our building construction market presence in the eastern half of the United States, including the important northeast and mid-Atlantic regions, and to realize significant synergies from the acquisition by deploying Keating’s resources in the regional private non-residential and public works building markets in the eastern United States. The results of operations for Keating are included in our financial statements for the first nine months of 2009.

Backlog of $4.9 Billion

Our backlog of uncompleted construction work at September 30, 2009 was approximately $4.9 billion, as compared to the $6.7 billion reported at December 31, 2008. Significant additions to new work during 2009 include a $272 million courthouse in Southern California, a $204 million runway reconstruction at JFK Airport in New York, a $240 million solar panel manufacturing plant in California, a $178 million civil infrastructure project at the World Trade Center site in New York, and a $124 million bridge replacement project in California. The overall decrease in our backlog during 2009 reflects the completion of large gaming and hospitality work under contract for the period and a reduced level of nonresidential building new work acquired.

	Backlog at			Backlog at
	December 31, 2008	New Business Awarded	Revenue Recognized	September 30, 2009
	(in millions)
Building	$ 5,732.0	$ 1,654.3	$ (3,576.7)	$ 3,809.6
Civil	528.0	594.6	(259.2)	863.4
Management Services	415.9	17.4	(233.9)	199.4
Total	$ 6,675.9	$ 2,266.3	$ (4,069.8)	$ 4,872.4

Results of Operations

Comparison of the Third Quarter of 2009 with the Third Quarter of 2008

Revenues decreased by $243.8 million to $1,168.8 million, gross profit decreased by $0.1 million, income from construction operations decreased by $9.8 million, and net income decreased by $7.4 million (or 21.8%) to $26.7 million. These revenue and profit decreases primarily reflect the completion of projects and a lower volume of new work. Basic earnings per common share were $0.55 for the third quarter of 2009, compared to $1.03 for the third quarter of 2008. Diluted earnings per common share were $0.54 for the third quarter of 2009, compared to $1.01 for the third quarter of 2008. The reductions in earnings per share reflect the decrease in net income and the increase in the number of common shares outstanding as a result of the merger with Tutor-Saliba.

	Revenues for the
	Three Months Ended September 30,		Increase	%
	2009	2008	(Decrease)	Change
	(in millions)
Building	$ 1,017.8	$ 1,294.3	$ (276.5)	(21.4)%
Civil	72.6	74.1	(1.5)	(2.0)%
Management Services	78.4	44.2	34.2	77.4%
Total	$ 1,168.8	$ 1,412.6	$ (243.8)	(17.3)%

Overall revenues decreased by $243.8 million (or 17.3%). The decrease in revenues was due primarily to a decline in building construction revenues that was partially offset by an increase in revenues in management services operations. The decrease in building construction revenues of $276.5 million (or 21.4%) was due primarily to the completion of large gaming and hospitality work under contract for the period and a reduced level of nonresidential building new work acquired. Partly offsetting this decrease in building construction revenues was an increase of $157.1 million in revenues as a result of the merger with Tutor-Saliba and the acquisition of Keating. Civil construction revenues decreased by $1.5 million (or 2.0%) primarily due to certain projects entering their final phase. This decrease was partially offset by the inclusion of revenues from Tutor-Saliba for a full quarter in 2009. Management services revenues increased by $34.2 million (or 77.4%) due to an increase in volume on projects in Iraq, which are nearing completion, and increased volume of work in Guam, from the addition of Tutor-Saliba. On a pro forma basis, including Tutor-Saliba, revenues were $1,650.3 million for the three months ended September 30, 2008.

	Income from Construction Operations for the		Increase
	Three Months Ended September 30,		(Decrease)%
	2009	2008	In Income	Change
	(in millions)
Building	$ 38.8	$ 35.2	$ 3.6	10.2%
Civil	6.3	10.0	(3.7)	(37.0)%
Management Services	8.5	12.1	(3.6)	(29.8)%
Subtotal	53.6	57.3	(3.7)	(6.5)%

Less: Corporate	(11.1)	(5.0)	(6.1)	122.0%
Total	$ 42.5	$ 52.3	$ (9.8)	(18.7)%

Income from construction operations decreased by $9.8 million (or 18.7%). Income from construction operations (excluding corporate) decreased by $3.7 million (or 6.5%). Building income from construction operations increased by $3.6 million (or 10.2%) due primarily to an improvement in gross margin in 2009 as a result of an increase in revenues from public works projects during the period. Civil construction income from operations decreased by $3.7 million (or 37.0%) due to favorable performance on a civil infrastructure job that occurred in the third quarter of 2008 that did not occur during the same period in 2009. Also contributing to the decrease was higher general and administrative expenses due to the inclusion of a partial quarter of Tutor-Saliba in 2008 as compared to a full quarter in 2009. Management services income from operations decreased by $3.6 million (or 29.8%) primarily due to favorable performance on a military base in Afghanistan that occurred in the third quarter of 2008 that did not occur during the same period in 2009. Corporate general and administrative expenses increased due to a partial quarter of Tutor-Saliba corporate general and administrative expenses in 2008 as well as acquisition costs and expenses related to the merger and integration of Tutor-Saliba, which reduced income from construction operations by $6.1 million. On a pro forma basis, including Tutor-Saliba, income from construction operations was $46.8 million for the three months ended September 30, 2008.

Other income decreased by $2.2 million, from $2.7 million in 2008 to $0.5 million in 2009, due primarily to a $2.1 million decrease in interest income from lower average interest rates and a lower average investment balance in 2009.

Interest expense increased by $0.9 million, from $1.1 million in 2008 to $2.0 million in 2009, due primarily to the increase in debt relating to the financing of transportation equipment and a temporary increase in borrowing under our revolving credit facility during 2009.

The provision for income taxes decreased by $5.5 million, from $19.8 million in 2008 to $14.3 million in 2009. The effective income tax rate for the third quarter of 2009 was 34.8%, as compared to 36.7% for the third quarter of 2008. The effective income tax rate reflects an adjustment between the tax provision and the tax return for the prior year.

Comparison of the Nine Months Ended September 30, 2009 with the Nine Months Ended September 30, 2008

Revenues increased by $ 12.4 million to $4,069.8 million, gross profit increased by $77.4 million, income from construction operations increased by $35.1 million, and net income increased by $16.8 million (or 19.1%) to $104.6 million in 2009. The performance in the first nine months of 2009 reflects improved profit contributions in all segments, due in part to the addition of projects from the merger of Tutor-Saliba and acquisition of Keating. Basic earnings per common share were $2.15 for the first nine months of 2009, compared to $3.01 for the first nine months of 2008. Diluted earnings per common share were $2.13 for the first nine months of 2009, compared to $2.96 in the first nine months of 2008. The reductions in earnings per share reflect the increase in the number of common shares outstanding as a result of the merger with Tutor-Saliba.

	Revenues for the
	Nine Months Ended September 30,		Increase	%
	2009	2008	(Decrease)	Change
	(in millions)
Building	$ 3,576.7	$ 3,757.0	$ (180.3)	(4.8)%
Civil	259.2	192.8	66.4	34.4%
Management Services	233.9	107.6	126.3	117.4%
Total	$ 4,069.8	$ 4,057.4	$ 12.4	0.3%

Overall revenues increased by $12.4 million (or 0.3%) due to increased revenues in our civil and management services segments from the merger with Tutor-Saliba and acquisition of Keating, which more than offset the decrease in revenues from the building segment. Building construction revenues decreased by $180.3 million (or 4.8%) due to the completion of large gaming and hospitality work under contract for the period and a reduced level of nonresidential building new work acquired. Partly offsetting this decrease in building construction revenues was an increase of $743.3 million in revenues as a result of the merger with Tutor-Saliba and the acquisition of Keating. Civil construction revenues increased by $66.4 million (or 34.4%) due to an additional $83.0 million in revenues from the addition of Tutor-Saliba which was partially offset by a decrease in revenues on certain civil infrastructure projects that experienced favorable performance in 2008. Management services revenues increased by $126.3 million (or 117.4%) due to an increase in volume on projects in Iraq, which are nearing completion, and an increase in volume of work in Guam, from the addition of Tutor-Saliba. On a pro forma basis, including Tutor-Saliba, revenues were $5,092.9 million for the nine months ended September 30, 2008.

	Income from Construction Operations for the		Increase
	Nine Months Ended September 30,		(Decrease)%
	2009	2008	In Income	Change
	(in millions)
Building	$ 120.2	$ 112.1	$ 8.1	7.2%
Civil	40.7	13.6	27.1	199.3%
Management Services	38.4	23.7	14.7	62.0%
Subtotal	199.3	149.4	49.9	33.4%

Less: Corporate	(30.4)	(15.6)	(14.8)	94.9%
Total	$ 168.9	$ 133.8	$ 35.1	26.2%

Income from construction operations increased by $35.1 million (or 26.2%). Income from construction operations (excluding corporate) increased by $49.9 million (or 33.4%). Building income from construction operations increased by $8.1 million (or 7.2%) primarily due to an improvement in gross margin in 2009 as a result of an increase in revenues from public works projects during the period. Civil construction income from operations increased by $27.1 million (or 199.3%) due primarily to the increased revenues discussed above. Management services income from operations increased by $14.7 million (or 62.0%) due primarily to the increased revenues discussed above. Corporate general and administrative expenses increased due to a full nine months of Tutor-Saliba corporate general and administrative expenses in 2009 as well as acquisition costs and expenses related to the merger and integration of Tutor-Saliba, which reduced income from construction operations by $14.8 million. On a pro forma basis, including Tutor-Saliba, income from construction operations was $173.8 million for the nine months ended September 30, 2008.

Other income decreased by $4.3 million, from $6.7 million in 2008 to $2.4 million in 200.  The decrease is due to a $6.7 million decrease in interest income as a result of lower average interest rates and a lower average investment balance, partially offset by a $2.7 million loss in 2008 due to the adjustment in fair value of our investments in auction rate securities.

Interest expense increased by $4.3 million, from $1.8 million in 2008 to $6.1 million in 2009, due primarily to debt assumed in the merger with Tutor-Saliba, an increase in transportation equipment financing, and a temporary increase in borrowing under our revolving credit facility during 2009.

The provision for income taxes increased by $9.7 million, from $50.9 million in 2008, to $60.6 million in 2009, due primarily to the increase in income before taxes in 2009. The effective income tax rate was 36.7% for the nine months ended 2008 and 2009.

Potential Impact of Current Economic Conditions

Current economic and financial market conditions in the United States and overseas, including severe disruptions in the credit markets, have had an adverse affect on our results of operations. If there is a prolonged economic recession or depression or if government efforts to stabilize and revitalize credit markets and financial institutions are not effective, current economic and financial market conditions could continue to adversely affect our results of operations in future periods. The current instability in the financial markets has made it difficult for certain of our customers, including state and local governments, to access the credit markets to obtain financing or refinancing, as the case may be, to fund new construction projects on satisfactory terms or at all. State and local governments also are facing significant budget shortfalls as a result of declining tax and other revenues, which may cause them to defer or cancel planned infrastructure projects. This situation has contributed to lower revenues in 2009. The $1.8 billion decrease in our backlog during 2009 is the result of lower volume of new work acquired as new projects have been deferred or delayed pending a turnaround in the economy, an improvement in the credit markets, and the release of funds for construction under the Federal economic stimulus package. We may encounter increased levels of deferrals and delays related to new construction projects in the future. Difficulty in obtaining adequate financing due to the unprecedented disruption in the credit markets may increase the rate at which our customers defer, delay or cancel proposed new construction projects. Such deferrals, delays or cancellations could have an adverse impact on our future operating results.

Liquidity and Capital Resources

Cash and Working Capital

At September 30, 2009 and December 31, 2008, cash held by us and available for general corporate purposes was $322.6 million and $342.3 million, respectively, and our proportionate share of cash held by joint ventures and available only for joint venture-related uses was $13.1 million and $43.9 million, respectively. Cash held by construction joint ventures is distributed from time to time to us and to the other joint venture participants in accordance with our respective percentage interest after the joint venture partners determine that a cash distribution is prudent. Cash distributions received by us from our construction joint ventures are then available for general corporate purposes.

A summary of cash flows for each of the nine month periods ended September 30, 2009 and 2008 is set forth below:

	Nine Months Ended
	September 30,
	2009	2008
	(in millions)
Cash flows from:
Operating activities	$ (52.1)	$ 31.2
Investing activities	(30.0)	(60.0)
Financing activities	31.6	(29.7)
Net decrease in cash	(50.5)	(58.5)
Cash at beginning of year	386.2	459.2
Cash at end of period	$ 335.7	$ 400.7

During 2009, we used $52.1 million in cash to fund operating activities. The negative cash flow from operating activities is primarily due to the timing of receivables on certain large projects. We also used $30.0 million in cash to fund investing activities, principally for the purchase of property to be used in our building and management services segments, and also to fund the $44.8 million acquisition of Keating. These investing cash outflows were partly offset by a cash balance of $37.9 million recorded in connection with the acquisition of Keating. We received $31.6 million in cash from financing activities, primarily from a $35.0 million note collateralized by transportation equipment owned by us and two notes totaling $9.7 million to finance the property acquisitions in Guam. The $125.0 million of cash borrowed under the Revolving Facility in the first half of 2009 was repaid in July 2009. As a result of the activities described above, our cash balance decreased by $50.5 million during the first nine months of 2009.

Working capital increased by $58.6 million, from $225.0 million at the end of 2008 to $283.6 million at September 30, 2009. The current ratio increased from 1.13x at December 31, 2008 to 1.19x at September 30, 2009.

In November 2008, our Board of Directors authorized a program to repurchase up to $100 million of our common stock over the ensuing twelve months. During 2008, we repurchased 2,003,398 shares for an aggregate purchase price of $31.8 million under the program. During 2009, we have not made any repurchases of our common stock under the program.

Long-term Investments

At September 30, 2009, we had investments in auction rate securities of $101.2 million, which are reflected at fair value. These investments are considered to be “available-for-sale,” and are classified as long-term investments. Our investment policy is to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. The current overall liquidity concerns in capital markets have affected our ability to liquidate many of our investments in auction rate securities. Based on our ability to access our cash equivalent investments, our anticipated operating cash flows, and our available Revolving Facility and our Supplementary Facility, we do not expect that the short-term lack of liquidity of our auction rate security investments will materially affect our overall liquidity position or our ability to execute our current business plan.

Debt

In July 2009, we obtained a note for $35.0 million from U.S. Bancorp Equipment Finance, Inc., which is collateralized by certain transportation equipment that we own. The terms of the note include equal monthly installments at an interest rate of 6.44% payable over a five-year period beginning in July 2009, with a balloon payment of $29.3 million in 2014. This loan provides us with additional liquidity in the near term.

Earlier in 2009, we obtained two notes totaling $9.7 million from First Hawaiian Bank to finance building and land acquisition for our operations in Guam. Both notes carry interest at a LIBOR-based rate and mature on February 12, 2016.

We had no outstanding borrowings under the Revolving Facility or Supplementary Facility at September 30, 2009. Accordingly, at September 30, 2009, we had $241.6 million available to borrow under the Credit Agreement, including the Supplementary Facility and outstanding letters of credit.

Total debt at September 30, 2009 was $114.4 million, an increase of $34.1 million from December 31, 2008, due primarily to the three notes described above. As a result, our long-term debt to equity ratio was .07x at September 30, 2009 compared to .05x at December 31, 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Part II. - Other Information

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings cannot be predicted with any certainty and, in the case of more complex legal proceedings, the results are difficult to predict at all. We disclosed information about certain of our legal proceedings in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2008, and in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009. Set forth below is an update to those disclosures. For further discussion regarding legal proceedings, see Note 6 of Notes to Consolidated Condensed Financial Statements.

Isham and Rollman Securities Litigation Matters

Two putative class actions were filed in the U.S. District Court for the District of Massachusetts on behalf of individuals who purchased the Company’s stock between November 2, 2006 and January 17, 2008, alleging securities fraud violations against the Company and company executives Ronald N. Tutor, Robert Band, Michael E. Ciskey and Kenneth R. Burk (collectively, the “Isham/Rollman Individual Defendants”). The first lawsuit was filed on August 18, 2008, by an individual named William B. Isham. On September 11, 2008, an individual named Marion Rollman filed the second lawsuit.

In both cases, the plaintiffs claimed that the Company and the Isham/Rollman Individual Defendants violated sections 10(b) and 20(a) of the 1934 Exchange Act, as well as the SEC's Rule 10b-5. The complaints alleged generally that the defendants purportedly made material misrepresentations or omissions in press releases and SEC filings regarding the future prospects for Las Vegas construction projects. The plaintiffs claimed that the alleged misrepresentations or omissions had the effect of artificially inflating the value of the Company’s stock. Plaintiffs further alleged that stock sales by the Isham/Rollman Individual Defendants prior to disclosures related to the developer of one of the Las Vegas projects support the claims that the defendants misrepresented or omitted material facts regarding the future prospects of these projects. Plaintiffs sought certification of the matter as a class action, and damages allegedly incurred by Company shareholders who had purchased stock during the putative class period. On October 20, 2008, two pension funds, the Iron Workers District Council, Southern Ohio & Vicinity Pension Trust ("Iron Workers") and Operating Engineers Construction Industry and Miscellaneous Pension Fund ("Operating Engineers") moved to consolidate the two cases and to be appointed lead plaintiff under the Private Securities Litigation Reform Act (PSLRA). The court granted their motion on December 10, 2008. Lead plaintiffs filed their consolidated amended complaint on February 9. The consolidated amended complaint repeated the allegations and counts from the initial complaints, while adding additional factual allegations regarding financial difficulties with the Cosmopolitan Resort & Casino project in Las Vegas. Defendants filed their motions to dismiss on April 17, 2009, plaintiffs filed their oppositions on June 5, 2009, and defendants filed their replies on July 10, 2009. The court held a hearing regarding the dismissal motions on September 18, 2009, and on October 7, 2009, the court issued an Opinion and Order dismissing the case in its entirety, without prejudice. The court’s ruling allowed plaintiffs one opportunity to file an amended complaint; to date, plaintiffs have neither refiled nor taken an appeal of the dismissal Order to the court of appeals.

Investigation by U.S. Attorney for Eastern District of New York

In 2001, the Company received a grand jury subpoena for documents in connection with an investigation by the U.S. Attorney’s Office for the Eastern District of New York. The investigation concerns contracting between the Company’s civil division and disadvantaged, minority, and women-owned businesses in the New York City area construction industry. The Company has cooperated with the U. S. Attorney’s Office in the investigation and produced documents pursuant to the subpoena in 2001 and 2002. In August 2006 and May 2007, the Company received additional grand jury subpoenas for documents in connection with the same investigation. The Company subsequently produced documents pursuant to those subpoenas, and continues to cooperate in the investigation. In December 2008, the Company was informed by the U.S. Attorney’s Office that a determination had been made not to bring any criminal charges against the Company in connection with the investigation, and that the matter would be best resolved by a purely civil settlement. On January 13, 2009, an indictment stemming from the investigation was unsealed in the Eastern District of New York. The indictment alleges fraud charges against two former employees of the Company – a former president of the civil division and a former procurement manager in the civil division. Both of these employees left the Company nearly two years ago, and neither is currently associated with the Company.

The Company and the U.S Attorney’s Office have agreed to terms for a civil settlement agreement that resolves all outstanding allegations relating to the Company and its civil division. Under the agreement, the Company will pay $9.75 million to the U.S Justice Department. This amount was fully provided for in prior years and therefore did not have a significant impact on the Company’s 2009 results of operations.

Fontainebleau Matter

Desert Plumbing & Heating Co. (“DPH”) is the plumbing and mechanical subcontractor on the Fontainebleau Project in Las Vegas (“Project”). The Project is a hotel/casino complex with approximately 3,800 rooms.

DPH is a wholly owned subsidiary of the Company. The Project owner is Fontainebleau Las Vegas, LLC (“Fontainebleau”) and an owner-controlled contracting company, Turnberry West Construction, Inc. (“Turnberry”), is the general contractor. DPH has four contracts on the Project: one with the Fontainebleau, one with Turnberry and two with other Turnberry subcontractors (collectively the “Contracts").

In April 2009, Turnberry and Fontainebleau failed to honor DPH’s March payment application. DPH stopped work on May 13, 2009, pursuant to an earlier statutory stop work notice. Other subcontractors stopped work and, by June 2009, the Project was shut down. The overall Project is approximately 70% complete.

In June 2009, Fontainebleau filed for bankruptcy protection, under Chapter 11 of the U. S. Bankruptcy Code, in the Southern District of Florida. Fontainebleau is headquartered in Miami, Florida.

DPH has filed liens in Nevada for approximately $42 million, representing its unreimbursed costs to date and lost profits, including anticipated profits; other unaffiliated subcontractors have filed liens. On June 17, 2009, DPH filed suit against Turnberry seeking damages based on contract theories. DPH is uncertain as to Turnberry’s present financial condition.

There have been several mediations ordered by the Bankruptcy Court between Fontainebleau and its lenders, but all mediations to date have been unsuccessful. The Company maintains that the mechanic lien holders have priority over the lenders in accordance with Nevada state law. Due to the significant costs to keep the subject property secure, the Bankruptcy Court has required Fontainebleau to seek out potential purchasers for the property.

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

Exhibit 3.1	Restated Articles of Organization (incorporated by reference to Exhibit 4 to Form S-2 (File No. 33-28401) filed on April 28, 1989).

Exhibit 3.2	Articles of Amendment to the Restated Articles of Organization of Perini Corporation (incorporated by reference to Exhibit 3.2 to Form S-1 (File No. 333-111338) filed on December 19, 2003).

Exhibit 3.3	Articles of Amendment to the Restated Articles of Organization of Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 12, 2000).

Exhibit 3.4	Articles of Amendment to the Restated Articles of Organization of Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 11, 2008).

Exhibit 3.5	Articles of Amendment to the Restated Articles of Organization of Perini Corporation (incorporated by reference to Exhibit 3.5 to Form 10-Q filed on August 10, 2009).

Exhibit 3.6	Amended and Restated By-laws of Perini Corporation (incorporated by reference to Exhibit 3.2 of Form 8-K (File No. 001-06314) filed on February 14, 1997).

Exhibit 3.7	Amendment No. 1 to the Amended and Restated By-laws of Perini Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed on April 12, 2000).

Exhibit 3.8	Amendment No. 2 to the Amended and Restated By-laws of Perini Corporation (incorporated by reference to Exhibit 3.7 to Form 10-Q filed on November 7, 2008).

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – filed herewith.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

*Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

*Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

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

Tutor Perini Corporation
Registrant

Date: November 5, 2009	/s/Kenneth R. Burk
Kenneth R. Burk, Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer