Form 10-K
period 2009-12-31
TUTOR PERINI Corp
filed 2010-03-01
CIK 77543

FORM 10-K
United States Securities and Exchange Commission                                                                                                           Commission File No. 1-6314
Washington, DC  20549

(Mark One)
[X]           Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934.
For the fiscal year ended December 31, 2009.
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                            -to-                               ..

Tutor Perini Corporation
(Exact name of registrant as specified in its charter)

Massachusetts (State of Incorporation)	04-1717070 (IRS Employer Identification No.)

15901 Olden Street, Sylmar, California (Address of principal executive offices)	91342 (Zip Code)

(818) 362-8391 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $1.00 par value	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  [   ]  No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  [  ]  No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]  No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [   ]  No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]  No  [X]

The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was $430,236,335 as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of Common Stock, $1.00 par value per share, outstanding at February 17, 2010 was 49,023,044.

Documents Incorporated by Reference
Portions of the definitive proxy statement relating to the registrant’s annual meeting of stockholders to be held on May 26, 2010 are incorporated by reference into Part III of this report.

TUTOR PERINI CORPORATION
INDEX TO ANNUAL REPORT
ON FORM 10-K

		PAGE

PART I

Item 1:	Business	3 – 13

Item 1A:	Risk Factors	14 – 23

Item 1B:	Unresolved Staff Comments	23

Item 2:	Properties	24

Item 3:	Legal Proceedings	25

Item 4:	(Removed and Reserved)	25

PART II

Item 5:	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27 – 28

Item 6:	Selected Financial Data	29 – 30

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31 – 46

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk	47

Item 8:	Financial Statements and Supplementary Data	48

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	48

Item 9A:	Controls and Procedures	48 – 49

Item 9B:	Other Information	50

PART III

Item 10:	Directors, Executive Officers and Corporate Governance	50

Item 11:	Executive Compensation	50

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	50

Item 13:	Certain Relationships and Related Transactions, and Director Independence	50

Item 14:	Principal Accounting Fees and Services	50

PART IV

Item 15:	Exhibits and Financial Statement Schedules	51

	Signatures	52

PART I.

Forward-looking Statements

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding  our management’s expectations, hopes, beliefs, intentions or strategies regarding the future.  These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us.  There can be no assurance that future developments affecting us will be those that we have anticipated.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, ongoing sluggishness in the economy and significant deterioration in global economic conditions, which may cause or accelerate a number of other factors listed below; our ability to convert backlog into revenue; our ability to successfully and timely complete construction projects; the potential delay, suspension, termination, or reduction in scope of a construction project; the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules; the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings;  the availability of borrowed funds on terms acceptable to us; the ability to retain certain members of management; the ability to obtain surety bonds to secure our performance under certain construction contracts; possible labor disputes or work stoppages within the construction industry; changes in federal and state appropriations for infrastructure projects; possible changes or developments in international or domestic political, social, economic, business, industry, market and regulatory conditions or circumstances; and actions taken or not taken by third parties, including our customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials.  Also see “Item 1A.  Risk Factors” on pages 14 through 23.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ITEM 1.    BUSINESS

General

Tutor Perini Corporation and its subsidiaries (or “Tutor Perini,” “Company,” “we,” “us,” and “our,” unless the context indicates otherwise) is a leading construction services company, based on revenues, as ranked by Engineering News-Record, or “ENR”, offering diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world. We have provided construction services since 1894 and have established a strong reputation within our markets by executing large, complex projects on time and within budget while adhering to strict quality control measures. We offer general contracting, pre-construction planning and comprehensive project management services, including the planning and scheduling of the manpower, equipment, materials and subcontractors required for a project. We also offer self-performed construction services including site work, concrete forming and placement, steel erection, electrical and mechanical, plumbing and HVAC. During 2009, we performed work on approximately 280 construction projects for over 140 federal, state and local government agencies or authorities and private customers. Our headquarters are in Sylmar, California, and we have forty-two other principal office locations throughout the United States and certain U.S. territories. Our common stock is listed on the New York Stock Exchange under the symbol “TPC”.

During 2009, the Company had a number of organizational changes primarily as a result of the merger with Tutor-Saliba that occurred in September 2008.  Shortly after the merger was completed the Company began a process of integrating the Tutor-Saliba businesses and implemented a cost saving initiative to reduce Company-wide general and administrative expenses.  In March 2009 the Company announced the appointment of  Group CEO’s who lead their respective business segments.   Organizationally, the Group CEO’s report to our Chairman and CEO, who is designated as the Company’s chief operating decision maker.  In our May 2009 annual meeting, shareholders approved the name change from Perini Corporation to Tutor Perini Corporation.  On June 1, 2009, following the name change announcement, the Company began trading under a new NYSE ticker symbol: TPC.  In October 2009, the Company announced the relocation of its corporate headquarters from Framingham, Massachusetts to Sylmar, California.

Our business is conducted through three basic segments: civil, building, and management services.  Our civil segment is comprised of Tutor Perini Civil Construction, Tutor-Saliba Corporation (“Tutor-Saliba”), and Cherry Hill Construction, Inc. (“Cherry Hill”) and focuses on public works construction, including the new construction, repair, replacement and reconstruction of the public infrastructure such as highways, bridges, mass transit systems and wastewater treatment facilities.  Our building segment, comprised of Perini Building Company, James A. Cummings, Inc. (“Cummings”), Rudolph and Sletten, Inc. (“Rudolph and Sletten”), Keating Building Company (“Keating”), Desert Plumbing & Heating Company, Inc., and Powerco Electric Corporation, focuses on large, complex projects in the hospitality and gaming, transportation, healthcare, municipal offices, sports and entertainment, education, correctional facilities, biotech, pharmaceutical, industrial, and high-tech markets, and electrical and mechanical, plumbing and HVAC services as a subcontractor to the Company and other general contractors.  Our management services segment, including Perini Management Services, Inc. (“PMSI”), and Black Construction’s operation in Guam, provides diversified construction and design-build services to the U.S. military and government agencies as well as surety companies and multi-national corporations in the United States and overseas.

Business Segment Overview

Civil Segment

Our civil segment specializes in public works construction and the repair, replacement and reconstruction of infrastructure, primarily in the western, northeastern and mid-Atlantic United States.  Our civil contracting services include construction and rehabilitation of highways, bridges, mass transit systems, and wastewater treatment facilities. Our customers primarily award contracts through one of two methods: the traditional public "competitive bid" method, in which price is the major determining factor, or through a request for proposals where contracts are awarded based on a combination of technical capability and price. Traditionally, our customers require each contractor to pre-qualify for construction business by meeting criteria that include technical capabilities and financial strength. Our financial strength and outstanding record of performance on challenging civil works projects enables us to pre-qualify for projects in situations where smaller, less diversified contractors are unable to meet the qualification requirements. We believe this is a competitive advantage that makes us an attractive partner on the largest infrastructure projects and prestigious design-build, or DBOM (design-build-operate-maintain) contracts, which combine the nation's top contractors with engineering firms, equipment manufacturers and project development consultants in a competitive bid selection process to execute highly sophisticated public works projects.

We believe the civil segment provides significant opportunities for growth. The multi-billion dollar economic stimulus package, approved by the U.S. government in 2009, includes significant funding for civil construction, public healthcare and public education projects over the next several years.  We have been active in civil construction since 1894 and believe we have a particular expertise in large, complex civil construction projects. We have completed or are currently working on some of the most significant civil construction projects in the United States.  We are currently working on rehabilitation of the Tappan Zee Bridge in Westchester County, New York; the John F. Kennedy International Airport runway widening in Queens, New York; portions of the Port Authority of New York and New Jersey Greenwich Street corridor project in New York, New York; the I-5 Bridge replacement in Shasta County, California; the Caldecott Tunnel Project near Oakland, California; the Route 9 Bridge replacement in Peekskill, New York; the Harold Structures mass transit project in Queens, New York; and the construction of express toll lanes along I-95 in Maryland.  We have completed work on multiple portions of the Boston Central Artery/Tunnel project; New Jersey Light Rail Transit; the Richmond/San Rafael Bridge retrofit in California; the Alameda Corridor project in California; rehabilitations of the Triborough, Williamsburg and Whitestone Bridges in New York and the Passaic River Bridge in New Jersey; the Jamaica Station Transportation Center in New York; and sections of both the Brooklyn-Queens Expressway and the Long Island Expressway.

In January 2005, we acquired Cherry Hill to expand our presence in the mid-Atlantic and southeastern regions of the United States.  Cherry Hill specializes in excavation, foundations, paving and construction of civil infrastructure.  The Company’s merger with Tutor-Saliba in September 2008 significantly expanded our civil construction presence. Tutor-Saliba is an established civil construction contractor specializing in mass transit, airport, bridge, and waste water treatment projects in the western United States.

Building Segment

Our building segment has significant experience providing services to a number of specialized building markets, including the hospitality and gaming, transportation, healthcare, municipal offices, sports and entertainment, education, correctional facilities, biotech, pharmaceutical, industrial and high-tech markets, electrical and mechanical, plumbing and HVAC services to both governments and private non-residential customers. We believe our success within the building segment results from our proven ability to manage and perform large, complex projects with aggressive fast-track schedules, elaborate designs and advanced mechanical, electrical and life safety systems while providing accurate budgeting and strict quality control. Although price is a key competitive factor, we believe our strong reputation, long-standing customer relationships and significant level of repeat and referral business have enabled us to achieve our leading position.

In its 2009 rankings based on revenue, ENR ranked us as the largest builder in the hotel, motel and convention center market, the nation’s 2rd largest contractor in the United States general building market, the 2nd largest green building contractor in the United States, the 10th largest builder in the healthcare market, and one of the top 25 largest builders in the commercial offices and entertainment markets.  We are also a recognized leader in the hospitality and gaming market, specializing in the construction of high-end destination resorts and casinos and Native American developments. We work with hotel operators, Native American tribal councils, developers and architectural firms to provide diversified construction services to meet the challenges of new construction and renovation of hotel and resort properties. We believe that our reputation for completing projects on time is a significant competitive advantage in this market, as any delay in project completion may result in significant loss of revenues for the customer.

As a result of our reputation and track record, we have been awarded and have recently completed or are currently working on contracts for several marquee projects in the hospitality and gaming market in Las Vegas, including Project CityCenter for MGM MIRAGE, The Cosmopolitan Resort and Casino, the Wynn Encore Hotel and the Planet Hollywood Tower.  Revenues for Project CityCenter and other projects in Las Vegas, Nevada for MGM MIRAGE were 38% of total 2009 revenues.  We have also completed work on several other marquee projects in the hospitality and gaming market, including Paris Las Vegas; Mohegan Sun and the MGM Grand at Foxwoods resort expansion, both in Connecticut; the Morongo Casino Resort and Spa and the Pechanga Resort and Casino, both in California; the Seminole Hard Rock Hotels and Casinos in Florida; the Red Rock Casino Resort Spa, the Augustus Tower at Caesars Palace, the Trump International Hotel and Tower, all in Las Vegas; and the Gaylord National Resort and Convention Center in the Washington, DC area.

In other end markets, we have been awarded and have recently completed or are currently working on large public works building projects including McCarran International Airport Terminal 3 in Las Vegas, NV, Philadelphia Convention Center in Philadelphia, PA, San Bernardino Courthouse in San Bernardino, CA, and the Los Angeles Police Headquarters in Los Angeles, CA.  We have also constructed large, complex projects such as the Airport Parking Garage and Rental Car Facility in Ft. Lauderdale, FL; the Palm Beach International Airport Parking Garage in West Palm Beach, FL; the San Francisco International Airport reconstruction; the Florida International University Health and Life Sciences Building in Miami, FL; the Glendale Arena in Glendale, AZ; the Stanford University Cancer Center in Stanford, CA; the Johnson & Johnson Pharmaceutical R&D Expansion in La Jolla, CA; and the Kaiser Hospital and Medical Office Building in Santa Clara, CA.

In January 2003, the acquisition of Cummings expanded our presence in the southeastern region of the United States. Cummings specializes in the construction of schools, municipal buildings and commercial developments.  In October 2005, we acquired Rudolph and Sletten, an established building contractor and construction management company based in Redwood City, California, to expand our presence on the west coast of the United States.  Rudolph and Sletten specializes in the construction of corporate campuses and healthcare, gaming, biotech, pharmaceutical, industrial, and high-tech projects.  In September 2008, we merged with Tutor-Saliba to further expand our presence in the western United States. Tutor-Saliba is an established general contractor with expertise in both civil and building projects, including highways, bridges, mass transit systems, hospitality and gaming, transportation, healthcare, education and office building projects, primarily in Nevada and California for both public and private customers.  In January 2009, we acquired Keating Building Company, a Philadelphia-based construction, construction management and design-build company with expertise in both private and public works building projects.  The acquisition of Keating has enabled us to expand our building construction market presence in the eastern half of the United States, including the northeast and mid-Atlantic regions.

Management Services Segment

Our management services segment provides diversified construction and design-build services to the U.S. military and government agencies as well as surety companies and multi-national corporations in the United States and overseas. Our ability to plan and execute rapid response assignments and multi-year contracts through our diversified construction and design-build abilities provides us with a competitive edge. In addition, we believe we have consistently demonstrated superior performance on competitively bid or negotiated multi-year, multi-trade, task order and ID/IQ (Indefinite Delivery/Indefinite Quantity) construction programs.  We have been chosen by the federal government for significant projects related to defense and reconstruction projects in Iraq and Afghanistan. For example, we have recently completed or are currently working on several overhead coverage protection projects throughout Iraq.  In addition, we completed work on the design and construction of four military bases in Afghanistan for the Afghan National Army.

We believe we are well positioned to capture additional management services projects that involve long-term contracts and provide a recurring source of revenues as the level of government expenditures for defense and homeland security has increased in response to the global threat of terrorism. For example, we have completed all work on a multi-year contract with the U.S. Department of State, Office of Overseas Buildings Operations, to perform design-build security upgrades at 27 U.S. embassies and consulates throughout the world.  In addition, our proven abilities with federal government projects have enabled us to win contracts from private defense contractors who are executing projects for the federal government. For example, we have completed design and construction contracts with Raytheon Integrated Defense Systems for upgrades to radar facilities at Beale Air Force Base in California, the Cobra Dane Facility on Shemya Island, Alaska, and at a Royal Air Force facility in Fylingdales, England, to meet the requirements of a new early radar warning system.  Black Construction, one of our subsidiaries and the largest contractor on the island of Guam, is expected to generate a significant portion of its future revenues from the construction of facilities during the expansion of the United States military’s presence in Guam.  The United States military has announced plans to relocate approximately 8,000 marines and other military personnel from Okinawa, Japan to Guam.

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

Markets and Customers

Our construction services are targeted toward end markets that are diversified across project types, client characteristics and geographic locations. Revenues by business segment for each of the three years in the period ended December 31, 2009 are set forth below:

	Revenues by Segment
	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Building	$4,484,937	$5,146,563	$4,248,814
Civil	361,677	310,722	234,778
Management Services	305,352	203,001	144,766
Total	$5,151,966	$5,660,286	$4,628,358

Revenues by end market for the building segment for each of the three years in the period ended December 31, 2009 are set forth below:

	Building Segment Revenues by End Market
	2009	2008	2007
	(in thousands)
Hospitality and Gaming	$2,672,799	$3,714,822	$2,830,506
Transportation Facilities	419,318	51,175	33,109
Healthcare Facilities	409,216	619,959	574,175
Municipal & Government	273,455	33,688	-
Education Facilities	218,943	215,472	291,491
Condominiums	140,813	97,580	57,667
Office Buildings	127,758	298,914	250,949
Industrial Buildings	76,917	55,251	138,670
Sports and Entertainment	41,744	26,136	5,671
Other	103,974	33,566	66,576
Total	$4,484,937	$5,146,563	$4,248,814

Revenues by end market for the civil segment for each of the three years in the period ended December 31, 2009 are set forth below:

	Civil Segment Revenues by End Market
	2009	2008	2007
	(in thousands)
Bridges	$103,354	$110,201	$67,687
Mass Transit	93,053	30,812	6,171
Highways	77,952	103,968	116,129
Wastewater Treatment and Other	87,308	57,263	29,983
Sitework	10	8,478	14,808
Total	$361,677	$310,722	$234,778

Revenues by end market for the management services segment for each of the three years in the period ended December 31, 2009 are set forth below:

	Management Services Segment
	Revenues by End Market
	2009	2008	2007
	(in thousands)
U.S. Government Services	$276,833	$183,757	$131,369
Surety and Other	28,519	19,244	13,397
Total	$305,352	$203,001	$144,766

We provide our services to a broad range of private and public customers. The allocation of our revenues by client source for each of the three years in the period ended December 31, 2009 is set forth below:

	Revenues by Client Source
	Year Ended December 31,
	2009	2008	2007

Private Owners	70%	85%	86%
State and Local Governments	23%	12%	11%
Federal Governmental Agencies	7%	3%	3%
	100%	100%	100%

Private Owners. We derived approximately 70% of our revenues from private customers during 2009. Our private customers include major hospitality and gaming resort owners, Native American sovereign nations, public corporations, private developers, healthcare companies and private universities.  We provide services to our private customers primarily through negotiated contract arrangements, as opposed to competitive bids.

State and Local Governments. We derived approximately 23% of our revenues from state and local government customers during 2009. Our state and local government customers include state transportation departments, metropolitan authorities, cities, municipal agencies, school districts and public universities. We provide services to our state and local customers primarily pursuant to contracts awarded through competitive bidding processes. Our civil contracting services are concentrated in the northeastern, mid-Atlantic and western United States. Our building construction services for state and local government customers, which have included schools and dormitories, healthcare facilities, convention centers, parking structures and municipal buildings, are in locations throughout the country.

Federal Governmental Agencies. We derived approximately 7% of our revenues from federal governmental agencies during 2009. These agencies have included the U.S. State Department, the U.S. Navy, the U.S. Army Corps of Engineers, and the U.S. Air Force. We provide services to federal agencies primarily pursuant to contracts for specific or multi-year assignments that involve new construction or infrastructure improvements. A substantial portion of our revenues from federal agencies is derived from projects in overseas locations. We expect this to continue for the foreseeable future as a result of our expanding base of experience and relationships with federal agencies, together with an anticipated favorable expenditure trend for defense, security and reconstruction work due primarily to the ongoing threats of terrorism and the relocation of approximately 8,000 marines and other military personnel from Okinawa, Japan to the island of Guam.

For additional information on customers, markets, measures of profit or loss, and total assets, both U.S and foreign, please see Note 13 of Notes to Consolidated Financial Statements, entitled “Business Segments”.

Backlog

We include a construction project in our backlog at such time as a contract is awarded or a letter of commitment is obtained and adequate construction funding is in place. As a result, we believe the backlog figures are firm, subject only to the cancellation provisions contained in the various contracts. Historically, these provisions have not had a material adverse effect on us.

As of December 31, 2009, we had a construction backlog of $4.3 billion, compared to $6.7 billion at December 31, 2008. Backlog is summarized below by business segment as of December 31, 2009 and 2008:

	Backlog by Business Segment
	December 31,		December 31,
	2009		2008
	(dollars in thousands)
Building	$3,125,780	73%	$5,731,992	86%
Civil	1,001,507	23%	528,005	8%
Management Services	182,904	4%	415,906	6%
Total	$4,310,191	100%	$6,675,903	100%

We estimate that approximately $1.3 billion, or 31% of our backlog at December 31, 2009 will not be completed in 2010.

Backlog by end market for the building segment as of December 31, 2009 and 2008 is set forth below:

	Building Segment Backlog by End Market
	December 31,		December 31,
	2009		2008
	(dollars in thousands)
Hospitality and Gaming	$783,794	25%	$2,788,336	49%
Transportation Facilities	737,084	24%	1,149,823	20%
Healthcare Facilities	713,296	23%	1,057,319	18%
Municipal & Government	460,765	15%	29,496	<1%
Industrial Buildings	255,859	8%	136,580	3%
Education Facilities	105,650	3%	249,251	4%
Condominiums	9,475	<1%	113,232	2%
Sports and Entertainment	8,641	<1%	51,150	1%
Office Buildings	7,114	<1%	106,942	2%
Other	44,102	1%	49,863	1%
Total	$3,125,780	100	$5,731,992	100%

Backlog by end market for the civil segment as of December 31, 2009 and 2008 is set forth below:

	Civil Segment Backlog by End Market
	December 31,		December 31,
	2009		2008
	(dollars in thousands)
Mass Transit	$457,786	46%	$123,821	23%
Highways	319,514	32%	138,496	26%
Bridges	181,863	18%	149,596	28%
Wastewater Treatment and Other	42,131	4%	115,842	22%
Sitework	213	<1%	250	<1%
Total	$1,001,507	100%	$528,005	100%

Backlog by end market for the management services segment as of December 31, 2009 and 2008 is set forth below:

	Management Services Segment Backlog by End Market
	December 31,		December 31,
	2009		2008
	(dollars in thousands)
U.S. Government Services	$147,192	80%	$385,450	93%
Surety and Other	35,712	20%	30,456	7%
Total	$182,904	100%	$415,906	100%

Competition

The construction industry is highly competitive and the markets in which we compete include numerous competitors.  In certain end markets of the building segment, such as hospitality and gaming and healthcare, we are one of the largest providers of construction services in the United States. In our building segment, we compete with a variety of national and regional contractors. Our primary competitors are Balfour Beatty Construction, Clark, DPR, Gilbane, Hensel Phelps, JE Dunn, McCarthy, PCL, Skanska, Suffolk, and Turner.  In our civil segment, we compete principally with large civil construction firms that operate in the west, northeast and mid-Atlantic regions, including Skanska, Granite, Tully, Schiavone, Traylor Brothers, American Infrastructure, GAC Wagman and Kiewit.  In our management services segment, we compete principally with national engineering and construction firms such as Fluor, Washington Division of URS, Kellogg Brown & Root, Shaw, and CH2M Hill.  Major competitors to Black Construction’s operations in Guam include DCK Construction, Coretech, Watts Constructors and Hensel Phelps. We believe price, experience, reputation, responsiveness, customer relationships, project completion track record and quality of work are key factors in customers awarding contracts across our end markets.

Types of Contracts and The Contract Process

Type of Contracts

The general contracting and management services we provide consist of planning and scheduling the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms, plans and specifications contained in a construction contract. We provide these services by entering into traditional general contracting arrangements, such as guaranteed maximum price, cost plus fee and fixed price contracts and construction management or design-build contracting arrangements. These contract types and the risks generally inherent therein are discussed below:

•
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

•
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

•
Fixed price (FP) contracts, which include fixed unit price contracts, are generally used in competitively bid public civil and building construction projects and generally commit the contractor to provide all of the resources required to complete a project for a fixed sum or at fixed unit prices.  Usually FP contracts transfer more risk to the contractor but offer the opportunity, under favorable circumstances, for greater profits.  FP contracts represent a significant portion of our publicly bid civil construction projects.  We also perform publicly bid building construction projects and certain task order contracts for agencies of the U.S. government in our management services segment under FP contracts.

•
   Construction management (CM) contracts are those under which a contractor agrees to manage a project for the owner for an agreed-upon fee, which may be fixed or may vary based upon negotiated factors. CM contracts serve to minimize the contractor’s financial risk, but may also limit profit relative to the overall scope of a project.

•
Design-build contracts are those under which a contractor provides both design and construction services for a customer.  These contracts may be either GMP, fixed price contracts or cost plus fee contracts.

Historically, a high percentage of our contracts have been of the GMP and fixed price type. As a result of increasing opportunities in public work civil and building markets combined with the increased resume and expertise as a result of the merger with Tutor-Saliba, the fixed price type of contract is expected to grow as a percentage of total revenues and backlog.  A summary of revenues and backlog by type of contract for each of the three years in the period ended December 31, 2009 follows:

	Revenues for the
	Year Ended December 31,
	2009	2008	2007

Cost Plus, GMP or CM	72%	89%	90%
FP	28%	11%	10%
	100%	100%	100%

	Backlog as of
	December 31,
	2009	2008	2007

Cost Plus, GMP or CM	53%	78%	92%
FP	47%	22%	8%
	100%	100%	100%

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

During the ordinary course of most projects, the customer, and sometimes the contractor, initiate modifications or changes to the original contract to reflect, among other things, changes in specifications or design, construction method or manner of performance, facilities, equipment, materials, site conditions and period for completion of the work. Generally, the scope and price of these modifications are documented in a "change order" to the original contract and reviewed, approved and paid in accordance with the normal change order provisions of the contract.

Often a contract requires us to perform extra or change order work as directed by the customer even if the customer has not agreed in advance on the scope or price of the work to be performed. This process may result in disputes over whether the work performed is beyond the scope of the work included in the original project plans and specifications or, if the customer agrees that the work performed qualifies as extra work, the price the customer is willing to pay for the extra work. Even when the customer agrees to pay for the extra work, we may be required to fund the cost of such work for a lengthy period of time until the change order is approved and funded by the customer. Also, unapproved change orders, contract disputes or claims result in costs being incurred by us that cannot be billed currently and, therefore, are reflected as "costs and estimated earnings in excess of billings" in our balance sheet. See Note 1(d) of Notes to Consolidated Financial Statements, entitled “Method of Accounting for Contracts.” In addition, any delay caused by the extra work may adversely impact the timely scheduling of other project work and our ability to meet specified contract milestone dates.

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

Our contracts generally involve work durations in excess of one year.  Revenue from our contracts in process is generally recorded under the percentage of completion contract accounting method.  For a more detailed discussion of our policy in these areas, see Note 1(d) of Notes to Consolidated Financial Statements.

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

In addition, some environmental laws, such as the U.S. federal "Superfund" law and similar state statutes, can impose liability for the entire cost of cleanup of contaminated sites upon any of the current or former owners or operators or upon parties who sent wastes to these sites, regardless of who owned the site at the time of the release or the lawfulness of the original disposal activity. Contaminants have been detected at some of the sites that we own, or where we worked as a contractor in the past, and we have incurred costs for investigation or remediation of hazardous substances. We believe that our liability for these sites will not be material, either individually or in the aggregate, and have pollution liability insurance available for such matters. Perini Environmental Services, Inc., or Perini Environmental, a wholly owned subsidiary of Tutor Perini that was phased out during 1997, provided hazardous waste engineering and construction services to both private clients and public agencies nationwide. Perini Environmental was responsible for compliance with applicable laws in connection with its activities.  We believe that we have minimal exposure to environmental liability because Tutor Perini and Perini Environmental generally carry insurance or received indemnification from customers to cover the risks associated with the remediation business.

We own real estate in seven states and in Guam and, as an owner, are subject to laws governing environmental responsibility and liability based on ownership. We are not aware of any significant environmental liability associated with our ownership of real estate.

Insurance and Bonding

All of our properties and equipment, both directly owned and owned through joint ventures with others, are covered by insurance and we believe that such insurance is adequate.  In addition, we maintain general liability, excess liability and workers’ compensation insurance in amounts that we believe are consistent with our risk of loss and industry practice.

As a normal part of the construction business, we are often required to provide various types of surety bonds as an additional level of security of our performance.  We have surety arrangements with several sureties.  We also require many of our higher risk subcontractors to provide surety bonds as security for their performance.  Since 2005, we also have purchased contract default insurance on certain construction projects to insure against the risk of subcontractor default as opposed to having subcontractors provide traditional payment and performance bonds.

Employees

The total number of personnel employed by us is subject to seasonal fluctuations, the volume of construction in progress and the relative amount of work performed by subcontractors.  Our average number of full time equivalent employees during 2009 was 5,449.

We are signatory to numerous local and regional collective bargaining agreements, both directly and through trade associations, as a union contractor.  These agreements cover all necessary union crafts and are subject to various renewal dates.  Estimated amounts for wage escalation related to the expiration of union contracts are included in our bids on various projects and, as a result, the expiration of any union contract in the next fiscal year is not expected to have any material impact on us.  As of December 31, 2009, approximately 2,000 of our total of 4,072 employees were union employees.  During the past several years, we have not experienced any significant work stoppages caused by our union employees.

Available Information

Our website address is http://www.tutorperini.com.  The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.  We make available, free of charge on our Internet website, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after we have electronically filed such materials with, or furnished it to, the United States Securities and Exchange Commission. You may read and copy any document we file at the SEC Headquarters, Public Reference Room, 100 F Street, NE, Washington, D.C. 20549.    You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains a website at http://www.sec.gov that contains reports, proxy, information statements and other information regarding issuers, such as the Company, that file electronically with the SEC.  Also available on our website are our Code of Business Conduct and Ethics, Corporate Governance Guidelines, the charters of the Committees of our Board of Directors and reports under Section 16 of the Exchange Act of transactions in our stock by our directors and executive officers.

ITEM 1A.  RISK FACTORS

We are subject to a number of risks, including those summarized below. Such risks could have a material adverse effect on our financial condition, results of operations and cash flows.  See our disclosure under “Forward-looking Statements” on page 3.

We may not fully realize the revenue value reported in our backlog.

As of December 31, 2009, our backlog of uncompleted construction work was approximately $4.3 billion.  We include a construction project in our backlog at such time as a contract is awarded or a letter of commitment is obtained and adequate construction funding is in place.  The revenue projected in our backlog may not be realized or, if realized, may not result in profits.  For example, if a project reflected in our backlog is terminated, suspended or reduced in scope, it would result in a reduction to our backlog which would reduce, potentially to a material extent, the revenues and profits realized.  If a customer cancels a project, we may be reimbursed for certain costs and profit thereon but typically have no contractual right to the total revenues reflected in our backlog.  Significant cancellations or delays of projects in our backlog could have a material adverse effect on future revenues, profits, and cash flows.

Current economic conditions could adversely affect our operations.

The deterioration of economic and financial market conditions in the United States and overseas throughout 2009, including severe disruptions in the credit markets, could continue to adversely affect our results of operations in future periods. The continued instability in the financial markets has made it difficult for certain of our customers, including private owners and state and local governments, to access the credit markets to obtain financing or refinancing, as the case may be, to fund new construction projects on satisfactory terms or at all. State and local governments continue to face potentially significant budget shortfalls as a result of declining tax and other revenues, which may cause them to defer or cancel planned infrastructure projects.  Our backlog has decreased in 2009 as we have encountered increased levels of deferrals and delays related to new construction projects. Difficulty in obtaining adequate financing due to the unprecedented disruption in the credit markets may significantly increase the rate at which our customers defer, delay or cancel proposed new construction projects. Such deferrals, delays or cancellations could have an adverse impact on our future operating results.

Instability in the financial markets may also impact a customers’ ability to pay us on a timely basis, or at all, for work on projects already under construction in accordance with the contract terms.  Customer financing may be subject to periodic renewals and extensions of credit by the lender.  As credit markets remain tight and difficult economic conditions persist, lenders may be unwilling to continue renewing or extending credit to a customer.  Such deferral, delay or cancellation of credit by the lender could impact the customer’s ability to pay us, which could have an adverse impact on our future operating results. A significant portion of our operations are concentrated in California, New York and Nevada. As a result, we are more susceptible to fluctuations caused by adverse economic or other conditions in these regions as opposed to others.

Economic downturns could reduce the level of consumer spending within the non-residential building industry, which could adversely affect demand for our services.

Consumer spending in certain private non-residential building type projects, especially hospitality and gaming, is discretionary and may decline during economic downturns when consumers have less disposable income. Even an uncertain economic outlook may adversely affect consumer and private industry spending in various business operations, as consumers may spend less in anticipation of a potential economic downturn. Decreased spending in the market could deter new projects within the industry and the expansion or renovation of existing facilities, which could negatively impact our revenues and earnings.

A decrease in government funding of infrastructure and other public projects could reduce the revenues of the company.

Approximately 23% (or $1.0 billion) of our backlog as of December 31, 2009, is derived from construction projects involving civil construction contracts. Civil construction markets are dependent on the amount of infrastructure work funded by various governmental agencies which, in turn, depends on the condition of the existing infrastructure, the need for new or expanded infrastructure and federal, state or local government spending levels. A slowdown in economic activity in any of the markets that we serve may result in less spending on public works projects. In addition, a decrease or delay in government funding of infrastructure projects or delays in the implementation of voter-approved bond measures could decrease the number of civil construction projects available and limit our ability to obtain new contracts, which could reduce revenues within our civil construction segment. In addition, budget shortfalls and credit rating downgrades in California and other states in which the Company is involved in significant infrastructure projects and any long-term impairment in the ability of state and local governments to finance construction projects by raising capital in the municipal bond market could curtail or delay the funding of future projects.

Our building segment also is involved in significant construction projects for public works projects such as Terminal 3 at McCarran International Airport in Las Vegas, public healthcare facilities, primarily in California, and public education facilities, primarily in Florida and California. These projects also are dependent upon funding by various federal, state and local governmental agencies. A decrease in government funding of public healthcare and education facilities, particularly in California and Florida, could decrease the number and/or size of construction projects available and limit our ability to obtain new contracts in these markets, which could further reduce our revenues and earnings.

A decrease in U.S. government funding or change in government plans, particularly with respect to construction projects in Iraq, Afghanistan and Guam, as well as the risks associated with undertaking projects in these countries, could adversely affect the continuation of existing projects or the number of projects available to us in the future.

We have performed design-build security upgrades at United States embassies and consulates throughout the world, and we are currently engaged in building activities in Iraq. The United States federal government has approved various spending bills for the reconstruction and defense of Iraq and Afghanistan and has allocated significant funds to the defense of United States interests around the world from the threat of terrorism. The United States federal government has also approved funds for development in conjunction with the relocation of military personnel into Guam.  A decrease in government funding of these projects or a decision by the United States federal government to reduce or eliminate the use of outside contractors to perform this work would decrease the number of projects available to us and limit our ability to obtain new contracts in this area.

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

We derived approximately 6% (or $298.5 million) of our revenues and approximately $50.4 million of income from construction operations for the year ended December 31, 2009 from our work on projects located outside of the United States, including projects in Iraq, Afghanistan and Guam. We expect non-U.S. projects to continue to contribute to our revenues and earnings for the foreseeable future. Our international operations expose us to risks inherent in doing business in certain hostile regions outside the United States, including:

•	political risks, including risks of loss due to civil disturbances, guerilla activities and insurrection;

•	acts of terrorism and acts of war;

•	unstable economic, financial and market conditions;

•	potential incompatibility with foreign subcontractors and vendors;

•	foreign currency controls and fluctuations;

•	trade restrictions;

•	variations in taxes; and

•	changes in labor conditions, labor strikes and difficulties in staffing and managing international operations.

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

We generally enter into four principal types of contracts with our clients: fixed price contracts, cost plus fee contracts, guaranteed maximum price contracts, and construction management. We derive a significant portion of our civil construction segment and management services segment revenues and backlog from fixed price contracts.

•
Fixed price and certain design-build contracts require us to perform the contract for a fixed price irrespective of our actual costs. As a result, we realize a profit on these contracts only if we successfully control our costs and avoid cost overruns.

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

Our defined benefit pension plan and our supplemental retirement plan are non-contributory pension plans covering many of our employees. Benefits under these plans were frozen as of June 1, 2004.  As of December 31, 2009, these plans were underfunded by approximately $22.9 million. We are required to make cash contributions to our pension and supplemental retirement plans to the extent necessary to comply with minimum funding requirements imposed by employee benefit and tax laws. The amount of any such required contributions is determined based on an annual actuarial valuation of the plan as performed by the plan's actuaries. During 2009, we voluntarily contributed $6.9 million in cash to our defined benefit pension plan and supplemental retirement plan. The amount of our future contributions will depend upon asset returns, then-current discount rates and a number of other factors, and, as a result, the amount we may elect or be required to contribute to these plans in the future may vary significantly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies--Defined Benefit Retirement Plan."

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

Our business substantially depends on the continued service of key members of our management, particularly Ronald N. Tutor, Robert Band, Mark A. Caspers, James (“Jack”) Frost, Craig W. Shaw, Richard J. Rizzo, Claude K. Olsen, Martin B. Sisemore, William R. Derrer, Daniel Keating, and Kenneth R. Burk, who, collectively, have an average of more than 30 years in the construction industry.  Losing the services of any of these individuals could adversely affect our business until a suitable replacement can be found.  We believe that they could not quickly be replaced with executives of equal experience and capabilities.  Generally these executives are not bound by employment agreements with us and we do not maintain key person life insurance policies on any of these executives.

Ronald N. Tutor’s ownership interest in the Company, along with his management position and his right to designate up to two nominees to serve as members of our Board of Directors, provides him with significant influence over corporate matters and may make a third party’s acquisition of the Company (or its stock or assets) more difficult.

As of December 31, 2009, two trusts controlled by Mr. Tutor owned approximately 43% of the outstanding shares of our common stock. In addition, Mr. Tutor is the chairman and chief executive officer of the Company and has the right to designate up to two nominees for election as members of the Company’s Board of Directors. As of the date of this Form 10-K, none of the current directors have been appointed by Mr. Tutor.   If Mr. Tutor fully exercises his right to appoint two directors, he and his two designees would be 3 of 11 directors, as the size of the Board would increase by one member.  Although the Shareholders Agreement imposes significant limits on Mr. Tutor’s right to vote the shares of our common stock held by Mr. Tutor, two trusts controlled by him and any other affiliates of Mr. Tutor or the trusts (the “Tutor Group”), or to take specified actions that may facilitate an unsolicited acquisition of control of the Company by Mr. Tutor or his affiliates, Mr. Tutor will nonetheless still be able to exert significant influence over the outcome of a range of corporate matters, including significant corporate transactions requiring a shareholder vote, such as a merger or a sale of the Company or its assets. This concentration of ownership and influence in management and Board decision-making also could harm the price of our common stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our common stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of the Company.

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

We are subject to restrictive covenants under our credit facility that could limit our flexibility in managing the business.

Our credit facility imposes operating and financial restrictions on us. These restrictions include, among other things, limitations on our ability to:

•	create liens or other encumbrances;

•	enter into certain types of transactions with our affiliates;

•	make certain capital expenditures;

•	make investments, loans or other guarantees;

•	sell or otherwise dispose of a portion of our assets; or

•	merge or consolidate with another entity.

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

As discussed in Note 3 of Notes to Consolidated Financial Statements entitled “Fair Value Measurements” included in this report, our investment securities consist of auction rate securities which are not currently liquid or readily available to convert to cash. If the global credit crisis persists or intensifies, it is possible that we will be required to further adjust the fair value of our auction rate securities. If we determine that the decline in the fair value of our auction rate securities is other-than-temporary, it would result in additional impairment charges being recognized in our Consolidated Statement of Operations, which could be material and which could adversely affect our financial results. In addition, the lack of liquidity associated with these investments may require us to access our credit facility until some or all of our auction rate securities are liquidated.

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

Under accounting principles generally accepted in the United States, our mergers and acquisitions have been accounted for under the purchase method of accounting. Under the purchase method of accounting, the total purchase price we pay is allocated to the acquired company’s tangible assets and liabilities and identifiable intangible assets based on their estimated fair values as of the date of completion of the merger or acquisition. The excess of the purchase price over those estimated fair values is recorded as goodwill. We test goodwill and intangible assets with indefinite lives for impairment annually, in the fourth quarter of each year, and between tests if events occur or circumstances change which suggest that the goodwill or intangible assets should be evaluated.  At December 31, 2009, the carrying value of the goodwill and other indefinite-lived intangible assets recorded in mergers and acquisitions totaled $736.8 million and represents 26% of our total assets of $2.8 billion. To the extent the value of the goodwill or other intangible assets becomes impaired in the future, we will be required to incur non-cash charges to the Consolidated Statements of Operations relating to such impairment.

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
•
the ability of the Company to invest sufficiently, and on favorable terms, in expanding Black Construction’s capabilities on the island of Guam, including hiring and relocating necessary personnel, acquiring land (including warehousing and barracks) and acquiring and relocating equipment; and

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

In the Tutor-Saliba merger, we issued a total of approximately 22.1 million shares of our common stock to two trusts controlled by Mr. Tutor and approximately 900,000 shares to the other shareholders of Tutor-Saliba. On September 10, 2009, the Company registered 8.6 million shares pursuant to the Securities Act of 1933.  Included in that registration statement were 7.7 million shares held by Ronald N. Tutor, Ronald N. Tutor Separate Property Trust, Ronald N. Tutor 2006 QuickGRAT and any affiliate of the foregoing (collectively the “Tutor Group”).  The registered shares remain subject to certain contractual restrictions under the terms of the Shareholders Agreement. Under those restrictions, prior to March 8, 2009, none of those shares were permitted to be resold (except with the consent of the Company’s board of directors or in a registered offering). After March 8, 2009, the trusts were and are currently permitted to sell, in the aggregate, a maximum of approximately 6.6 million shares of our common stock through the fifth anniversary of the completion of the merger (September 8, 2013) (unless the Company’s board of directors allows otherwise).  Due to these restrictions, the Tutor Group may only sell up to 6.6 million of those 7.7 million shares prior to September 8, 2013 (unless the Company’s board of directors allows otherwise).  Mr. Tutor’s trusts sold 1,000,000 shares since the shares were registered for resale on September 10, 2009.

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

In light of the important role Mr. Tutor serves for the Company, it may be more difficult, impractical or inadvisable for the Company to enforce or assert defenses with respect to these contractual obligations against Mr. Tutor than against an unaffiliated third party, which may create a conflict of interest for the Company or Mr. Tutor. Other former Tutor-Saliba shareholders have continuing roles with the Company, and a similar conflict of interest may arise, although their interests in the Company will be significantly less than Mr. Tutor’s.  If we determine that these contractual obligations should not be enforced even if there is a valid claim for enforcement or a valid defense to the enforcement of these obligations, we may not get the entire benefit for which it negotiated in these agreements, including recovery for certain losses related to Tutor-Saliba for which it otherwise would be entitled to indemnification.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Properties used in our construction operations are summarized below. We believe our properties are well maintained, in good condition, adequate and suitable for our purposes.
		Owned or Leased	Approximate	Approximate Square
Principal Offices	Business Segment(s)	by Tutor Perini	Acres	Feet of Office Space
Framingham, MA	Management Services	Owned	9	103,500
Hendersen, NV	Building	Owned	3	62,200
Jessup, MD	Civil	Owned	9	46,000
Sylmar, CA	Building, Civil and Management Services	Leased	-	45,700
Redwood City, CA	Building	Leased	-	44,900
Philadelphia, PA	Building	Leased	-	35,800
Phoenix, AZ	Building	Leased	-	28,400
Barrigada, Guam	Management Services	Owned	4	27,000
Las Vegas, NV	Building	Leased	-	25,000
Sylmar, CA	Building	Owned	1	24,200
Irvine, CA	Building	Owned	2	24,000
Las Vegas, NV	Building	Leased	-	22,800
Folcroft, PA	Building	Leased	-	21,600
Peekskill, NY	Civil	Owned	5	21,000
Ft. Lauderdale, FL	Building	Leased	-	17,500
Las Vegas, NV	Building	Leased	-	13,500
Roseville, CA	Building	Leased	-	13,100
San Diego, CA	Building	Leased	-	13,000
Las Vegas, NV	Building	Leased	-	12,500
Las Vegas, NV	Building	Leased	-	8,900
Las Vegas, NV	Building	Leased	-	6,500
Las Vegas, NV	Building	Leased	-	5,400
Orlando, FL	Building	Leased	-	4,700
Sylmar, CA	Building	Owned	1	4,500
Arlington, VA	Building	Leased	-	2,900
Metro Manila, Philippines	Management Services	Leased	-	2,500
Agana Heights, Guam	Management Services	Owned	-	800
			34	637,900
Principal Permanent
Storage Yards
Fontana, CA	Building and Civil	Leased	33
Barrigada, Guam	Management Services	Owned	13
Stockton, CA	Building	Owned	7
Elkridge, MD	Civil	Owned	7
Jessup, MD	Civil	Owned	7
Henderson, NV	Building	Leased	4
Jessup, MD	Civil	Owned	3
Las Vegas, NV	Building	Leased	2
Las Vegas, NV	Building	Leased	1
Las Vegas, NV	Building	Leased	1
Framingham, MA	Building and Civil	Owned	1
Las Vegas, NV	Building	Leased	-
Pasig, Philippines	Management Services	Leased	-
Pasig, Philippines	Management Services	Leased	-
Pasig, Philippines	Management Services	Leased	-
			79

ITEM 3.  LEGAL PROCEEDINGS

Legal Proceedings are set forth in Item 15 in this report and are hereby incorporated in this Item 3 by reference (see Note 9 of Notes to Consolidated Financial Statements entitled “Contingencies and Commitments”).

ITEM 4.  (REMOVED AND RESERVED)

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are the names, offices held, ages and business experience of our executive officers.

Name, Offices Held and Age	Year First Elected to Present Office and Business Experience

Ronald N. Tutor, Director, Chairman and Chief Executive Officer – 69
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

Robert Band, Director and President of Tutor Perini and Chief Executive Officer, Management Services Group – 62
He was appointed Chief Executive Officer of Management Services Group in March 2009. He has served as a Director since May 1999.  He has also served as our President since May 1999 and as Chief Operating Officer from March 2000 to March 2009.  Previously, he served as Chief Executive Officer from May 1999 until March 2000, Executive Vice President and Chief Financial Officer from December 1997 until May 1999, and President of Perini Management Services, Inc. since January 1996.  Previously, he served in various operational and financial capacities since 1973, including Treasurer from May 1988 to January 1990.

James (“Jack”) Frost, Executive Vice President and Chief Executive Officer, Civil Group – 56	He was appointed to his current position in March 2009. Previously he was Executive Vice President and Chief Operating Officer of Tutor-Saliba. He joined Tutor-Saliba in 1988.

Mark Caspers, Executive Vice President and Chief Executive Officer, Building Group – 48	He was appointed to his current position in March 2009. Previously he was President and Chief Operating Officer of Perini Building Company, where he’s worked since 1982.

Kenneth R. Burk, Executive Vice President and Chief Financial Officer – 50
He was appointed to his current position in March 2009.  Previously he served as Senior Vice President and Chief Financial Officer from September 2007 to March 2009.  From February 2001 until July 2007, he served as President and Chief Executive Officer of Union Switch and Signal, Inc., a provider of technology services, control systems and specialty rail components for the rail transportation industry.  From 1999 until 2000, he served as Executive Vice President and Chief Operating Officer of Railworks Corporation, a provider of services and supplies to the rail transportation industry.  From 1994 to 1999, he served as Senior Vice President and Chief Financial Officer of Dick Corporation, a Pittsburgh, Pennsylvania-based engineering and construction firm.

William Sparks, Executive Vice President, Treasurer and Corporate Secretary – 61	He was appointed to his current position in March 2009. He joined Tutor-Saliba in 1995 as Senior Vice President and Chief Financial Officer.

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

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol "TPC".  In 2009, we changed our name to Tutor Perini Corporation from Perini Corporation and accordingly changed our symbol from “PCR” to “TPC”. The quarterly market high and low sales prices for our common stock in 2009 and 2008 are summarized below:

	2009			2008
	High		Low	High		Low
Market Price Range per Common Share:
Quarter Ended
March 31	$26.60	-	$10.21	$42.24	-	$25.08
June 30	23.77	-	11.73	44.80	-	32.08
September 30	21.98	-	13.83	32.85	-	21.42
December 31	22.35	-	16.26	26.20	-	11.50

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

Holders

At February 17, 2010, there were 769 holders of record of our common stock, including holders of record on behalf of an indeterminate number of beneficial owners, based on the stockholders list maintained by our transfer agent.

Performance Graph

The following graph compares the cumulative 5-year total return to shareholders on the Company’s common stock relative to the cumulative total returns of the New York Stock Exchange Market Value Index (“NYSE”), the Dow Jones Heavy Construction Index (“DJ Heavy Construction”) and a Construction Peer Group.  We selected the DJ Heavy Construction because we believe the index reflects the market conditions within the industry we primarily operate.  The thirteen companies included in the Construction Peer Group were selected by the appropriate construction-related Standard Industrial Classification Codes (or SIC Codes).  The comparison of total return on investment, defined as the change in year-end stock price plus reinvested dividends, for each of the periods assumes that $100 was invested on January 1, 2004, in each of our common stock, the NYSE and the Construction Peer Group, with investment weighted on the basis of market capitalization.

The comparisons in the following graph are based on historical data and are not intended to forecast the possible future performance of our common stock.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG TUTOR PERINI CORPORATION,
NYSE MARKET VALUE INDEX, DJ HEAVY CONSTRUCTION INDEX AND SELECTED CONSTRUCTION PEER GROUP

$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
2004
2005
2006
2007
2008
2009
Tutor Perini Corp
NYSE Market Index
DJ Heavy Construction Index
Peer Group Index

	Fiscal Year Ending December 31,
	2004	2005	2006	2007	2008	2009

Tutor Perini Corporation	100.00	144.70	184.42	248.17	140.08	108.33
NYSE	100.00	109.36	131.75	143.43	87.12	111.76
DJ Heavy Construction	100.00	144.50	180.25	342.40	153.66	175.65
Construction Peer Group	100.00	158.01	219.95	465.42	178.81	225.75

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

ITEM 6.  SELECTED FINANCIAL DATA

Selected Consolidated Financial Information

The following selected financial data has been derived from our audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, the related notes thereto and the independent auditors’ report thereon, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K and in previously filed annual reports on Form 10-K of Tutor Perini Corporation.  Backlog and new business awarded are not measures defined in accounting principles generally accepted in the United States of America and have not been derived from audited consolidated financial statements.

	Year Ended December 31,
	2009 (1)	2008 (2)	2007	2006	2005 (3)
	(In thousands, except per share data)
OPERATING SUMMARY
Revenues:
Building	$4,484,937	$5,146,563	$4,248,814	$2,515,051	$1,181,103
Civil	361,677	310,722	234,778	281,137	275,584
Management Services	305,352	203,001	144,766	246,651	276,790
Total	5,151,966	5,660,286	4,628,358	3,042,839	1,733,477
Cost of Operations	4,763,919	5,327,056	4,379,464	2,873,444	1,663,773
Gross Profit	388,047	333,230	248,894	169,395	69,704
G&A Expense	176,504	133,998	107,913	98,516	61,751
Goodwill and Intangible Asset Impairment (4)	-	224,478	-	-	-
Income (Loss) From Construction Operations	211,543	(25,246)	140,981	70,879	7,953
Other Income (Expense), Net	1,098	9,559	15,361	2,581	971
Interest Expense	(7,501)	(4,163)	(1,947)	(3,771)	(2,003)
Income (Loss) Before Income Taxes	205,140	(19,850)	154,395	69,689	6,921
Provision for Income Taxes	(68,079)	(55,290)	(57,281)	(28,153)	(2,872)
Net Income (Loss)	$137,061	$(75,140)	$97,114	$41,536	$4,049 (6)

Income (Loss) Available for Common
Stockholders (5)	$137,061	$(75,140)	$97,114	$41,117	$5,330

Per Share of Common Stock:
Basic Earnings (Loss)	$2.82	$(2.19)	$3.62	$1.56	$0.21
Diluted Earnings (Loss)	$2.79	$(2.19)	$3.54	$1.54	$0.20

Cash Dividend Declared	$-	$-	$-	$-	$-
Book Value	$26.54	$23.56	$13.65	$9.18	$6.86

Weighted Average Common
Shares Outstanding:
Basic	48,525	34,272	26,819	26,308	25,518
Diluted	49,084	34,272	27,419	26,758	26,150

	Year Ended December 31,
	2009 (1)	2008 (2)	2007	2006	2005 (3)
	(In thousands, except ratios)
FINANCIAL POSITION SUMMARY

Working Capital	$303,118	$225,049	$293,521	$193,952	$153,335

Current Ratio	1.23x	1.13x	1.24x	1.22x	1.23x

Long-term Debt, less current maturities	84,771	61,580	13,358	34,135	39,969

Stockholders’ Equity	1,288,426	1,138,226	368,334	243,859	183,175

Ratio of Long-term Debt to Equity	.07x	.05x	.04x	.14x	.22x

Total Assets	$2,820,654	$3,073,078	$1,654,115	$1,195,992	$915,256

OTHER DATA

Backlog at Year End (7)	$4,310,191	$6,675,903	$7,567,665	$8,451,381	$7,897,784

New Business Awarded (8)	$2,786,256	$4,768,524	$3,744,642	$3,596,436	$8,479,786

(1)	Includes the results of Keating, acquired January 15, 2009. See Note 2 of Notes to Consolidated Financial Statements entitled “Merger & Acquisition”.

(2)	Includes the results of Tutor-Saliba, acquired September 8, 2008.

(3)	Includes the results of Cherry Hill acquired January 1, 2005 and Rudolph and Sletten acquired October 3, 2005.

(4)
Represents $224.5 million impairment charge to adjust goodwill and certain intangible assets to their fair values in the fourth quarter of 2008. See Note 4 of Notes to Consolidated Financial Statements entitled “Goodwill and Other Intangible Assets”.

(5)
Income (Loss) available for common stockholders includes adjustments to net income for (a) accrued dividends on our $21.25 Preferred Stock, or $2.125 Depositary Shares, (b) the reversal of previously accrued and unpaid dividends in the amount of approximately $2.3 million applicable to 374,185 of the $2.125 Depositary Shares purchased and retired by us in November 2005, and (c) the $0.3 million excess of fair value over carrying value upon redemption of the remaining outstanding $2.125 Depositary Shares in May 2006.

(6)	Includes a $23.6 million after-tax charge related to an adverse judgment received in the Washington Metropolitan Area Transit Authority (“WMATA”) matter.

(7)
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

(8)
New business awarded consists of the original contract price of projects added to our backlog in accordance with Note (7) above plus or minus subsequent changes to the estimated total contract price of existing contracts.  Management uses new business awarded to assist in forecasting future results.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

We were incorporated in 1918 as a successor to businesses that had been engaged in providing construction services since 1894.  We provide diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world.  Our construction business is conducted through three basic segments or operations:  civil, building, and management services.  Our civil segment specializes in public works construction and the repair, replacement and reconstruction of infrastructure, including highways, bridges, mass transit systems and water and wastewater treatment facilities, primarily in the western, northeastern and mid-Atlantic United States.  Our building segment has significant experience providing services to a number of specialized building markets, including the hospitality and gaming, transportation,  healthcare, municipal offices, sports and entertainment, educational, correctional facilities, biotech, pharmaceutical and high-tech markets, and electrical and mechanical, plumbing and HVAC services.  Our management services segment provides diversified construction and design-build services to the U. S. military and federal government agencies, as well as surety companies and multi-national corporations in the United States and overseas.

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

For the year ended December 31, 2009, we achieved revenues of $5.2 billion, income from construction operations of $211.5 million and net income of $137.1 million.  We received significant new contract awards, as well as additions to existing contracts, and ended the year with a contract backlog of $4.3 billion.  At December 31, 2009, we had working capital of $303.1 million, a ratio of current assets to current liabilities of 1.23 to 1.00, and a ratio of long-term debt to equity of 0.07 to 1.00.  Our stockholders’ equity increased to $1.3 billion as of December 31, 2009, reflecting the operating results achieved in 2009, despite tough economic conditions.

Recent Developments

Amended Credit Facility

On January 13, 2010, we entered into a Second Amendment to the Third Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America.  The Credit Agreement allows us to borrow up to $205 million on a revolving credit basis, with a $50 million sublimit for letters of credit, and an additional $107.0 million as of December 31, 2009 under a supplementary facility (the “Supplementary Facility”) to the extent that the $205 million base facility has been fully drawn.  Subject to certain conditions, we have the option to increase the base facility by up to an additional $45 million.  This amendment and Supplementary Facility provides us with access to an additional source of liquidity.  For a description of additional material terms of the Credit Agreement, see Note 5 of Notes to Consolidated Financial Statements entitled “Financial Commitments”.

Common Stock Repurchase Program

On November 24, 2009, our Board of Directors extended the common stock repurchase program put into place on November 13, 2008.  The program allows us to repurchase up to $100 million of our common stock through March 31, 2010. Under the terms of the program, we may repurchase shares in open market purchases or through privately negotiated transactions. The timing and amount of any repurchase will be based on our evaluation of market conditions, business considerations and other factors.  We expect to use cash on hand to fund repurchases of our common stock. Stock repurchases will be conducted in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Repurchases also may be made under Rule 10b5-1 plans, which would permit common stock to be purchased when we would otherwise be prohibited from doing so under insider trading laws. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of our common stock, and the program may be extended, modified, suspended or discontinued at any time, at our discretion.  During 2008, we repurchased 2,003,398 shares for an aggregate purchase price of $31.8 million under the program. There were no repurchases made during 2009.

Tutor Perini Ranked as the Second Largest General Building Contractor and Green Contractor

Engineering News Record (“ENR”) ranked Tutor Perini Corporation as the nation’s largest general building contractor, second largest green building contractor, 10th largest U.S. general contractor, and the number one builder of hotels, motels and convention centers, according to revenues.

Perini Building Company Delivers CityCenter

In December 2009, Perini Building Company, our wholly owned subsidiary, completed CityCenter, the largest privately funded construction project in U.S. history. The project required approximately 50 million man hours and is a 67-acre development that includes ARIA Resort & Casino, Mandarin Oriental, Las Vegas, Vdara Hotel & Spa, The Harmon Hotel, Crystals retail & entertainment district, and Veer Towers. The project was completed on schedule.

Backlog Analysis for 2009

Our backlog of uncompleted construction work at December 31, 2009 was approximately $4.3 billion, as compared to the $6.7 billion at December 31, 2008.  The decrease in backlog during the year is a result of the anticipated substantial completion of large hospitality and gaming projects in Las Vegas, Nevada, and the lack of new work acquired in the non-residential building markets, partially offset by successful acquisition of new civil projects in California and New York. The Company expects to replace a portion of its high contract volume building projects with a growing share of new civil projects at a higher profit margin than what was earned prior to the merger with Tutor-Saliba.  The following table provides an analysis of our backlog by business segment for the year ended December 31, 2009.

	Backlog at	New Business	Revenue	Backlog at
	December 31, 2008	Awarded (1)	Recognized	December 31, 2009
		(in millions)
Building	$5,732.0	$1,878.7	$(4,484.9)	$3,125.8
Civil	528.0	835.2	(361.7)	1,001.5
Management Services	415.9	72.4	(305.4)	182.9
Total	$6,675.9	$2,786.3	$(5,152.0)	$4,310.2

(1)	New business awarded consists of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

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

The amount of unapproved change order and claim revenue is included in our balance sheet as part of costs and estimated earnings in excess of billings.  The amount of costs and estimated earnings in excess of billings relating to unapproved change orders and claims included in our balance sheet at December 31, 2009 and 2008 is summarized below:

	December 31,
	2009	2008
	(in thousands)
Unapproved Change Orders	$32,683	$16,401
Claims	68,358	68,682
	$101,041	$85,083

Of the balance of unapproved change orders and claims included in costs and estimated earnings in excess of billings at December 31, 2009 and December 31, 2008, approximately $62.7 million and $56.6 million respectively, are amounts subject to pending litigation or dispute resolution proceedings as described in Item 3, “Legal Proceedings” and Note 9, “Contingencies and Commitments” of Notes to Consolidated Financial Statements for the respective periods.  These amounts are management’s estimate of the probable cost recovery from the disputed claims considering such factors as evaluation of entitlement, settlements reached to date and our experience with the customer.  In the event that future facts and circumstances, including the resolution of disputed claims, cause us to reduce the aggregate amount of our estimated probable cost recovery from the disputed claims, we will record the amount of such reduction against earnings in the relevant future period.

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

Billings in excess of costs and estimated earnings represents the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method.  Costs and estimated earnings in excess of billings represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over contract billings to date.  Costs and estimated earnings in excess of billings results when (1) the appropriate contract revenue amount has been recognized in accordance with the percentage of completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or (2) costs, recorded at estimated realizable value, related to unapproved change orders or claims are incurred.  For unapproved change orders or claims that cannot be resolved in accordance with the normal change order process as defined in the contract, we may employ other dispute resolution methods, including mediation, binding and non-binding arbitration, or litigation.  See Item 3 – “Legal Proceedings” and Note 9, “Contingencies and Commitments” of Notes to Consolidated Financial Statements.  The prerequisite for billing unapproved change orders and claims is the final resolution and agreement between the parties.  Costs and estimated earnings in excess of billings related to our contracts and joint venture contracts at December 31, 2009 is discussed above under “Use of Estimates” and in Note 1(d) of Notes to Consolidated Financial Statements.

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

During 2009, the Company completed a reorganization enabling the Company to realize greater operating efficiencies and take full advantage of the civil construction expertise acquired through the merger with Tutor-Saliba. As a result of the reorganization, the composition and number of reporting units has changed.  The Company reallocated goodwill between its reorganized reporting units based on the relative fair value of pre-reorganization reporting unit components distributed to post-reorganization reporting units.  The number of reportable segments has not changed (see Note 13 entitled “Business Segments” in the Notes to Consolidated Financial Statements).

When testing goodwill, we compare the fair value of the reporting unit to its carrying value. If the carrying value exceeds the fair value, we determine the fair value of the reporting unit’s individual assets and liabilities and calculate the implied fair value of goodwill. The impairment charge equals the excess of the carrying value of goodwill, if any, over the implied fair value of goodwill. To determine the fair value of the reporting unit, we primarily use the income approach which is based on the cash flows that the reporting unit expects to generate in the future. This income valuation method requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multi-year period, as well as determine the weighted-average cost of capital to be used as a discount rate. Impairment assessment inherently involves management judgments as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. We also use the market valuation method to estimate the fair value of our reporting units by utilizing industry multiples of operating earnings. When calculating impairment for intangible assets with indefinite lives, we compare the fair value of these assets, as determined based on the income and market valuation methods, to the carrying value. The impairment charge equals the excess of the carrying value of the asset, if any, over its fair value. There were no impairment charges recorded in 2009.

Fair Value Measurements – We determined that we utilize unobservable (Level 3) inputs in determining the fair value of our investments in auction rate securities, valued at $101.2 million as of December 31, 2009.  All of these instruments are classified as available for sale securities as of December 31, 2009.  We have determined the estimated fair values of these securities utilizing a discounted cash flow analysis.  In addition, we obtained an independent valuation of some of our auction rate security instruments and considered these valuations in determining the estimated fair values of the auction rate securities in our portfolio.

Our analyses considered, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and estimates of the next time the security is expected to have a successful auction or return to full par value.

In conjunction with our estimates of fair value at December 31, 2009, we did not deem our investment in auction rate securities to be impaired.  See Note 3 of Notes to Consolidated Financial Statements for more information.

Share-based Compensation - We have granted restricted stock units and stock options to certain employees and non-employee directors.  We recognize share-based compensation expense net of an estimated forfeiture rate and only recognize compensation expense for those shares expected to vest on a straight-line basis over the requisite service period of the award (which corresponds to the vesting period).  Determining the appropriate fair value model and calculating the fair value of stock option awards requires the input of highly subjective assumptions, including the expected life of the stock option awards and the expected volatility of our stock price over the life of the awards.  We used the Black-Scholes-Merton option pricing model to value our stock option awards, and utilized the historical volatility of our common stock as a reasonable estimate of the future volatility of our common stock over the expected life of the awards.  The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.  As a result, if factors change which require the use of different assumptions, share-based compensation expense could be materially different in the future.  In addition, if the actual forfeiture rate is materially different from our estimate, share-based compensation expense could be significantly different from what has been recorded through December 31, 2009.

Insurance Liabilities – We assume the risk for the amount of the self-insured deductible portion of the losses and liabilities primarily associated with workers' compensation, general liability and automobile liability coverage.  Losses are accrued based upon our estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry.  The estimate of our insurance liability within our self-insured deductible limits includes an estimate of incurred but not reported claims based on data compiled from historical experience.  Actual experience could differ significantly from these estimates and could materially impact our consolidated financial position and results of operations.  We purchase varying levels of insurance from third parties, including excess liability insurance, to cover losses in excess of our self-insured deductible limits.  Currently, our self-insured deductible limit for workers' compensation, general liability and automobile coverage is generally $1.0 million per occurrence.  In addition, on certain projects, we assume the risk for the amount of the self-insured deductible portion of losses that arise from any subcontractor defaults.  Our self-insured deductible limit for subcontractor default on projects covered under our program is $2.0 million per occurrence, subject to a $3.5 million annual aggregate.

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

We identified and reviewed potential tax uncertainties for tax positions taken or expected to be taken in a tax return and determined that the exposure to those uncertainties did not have a material impact on our results of operations or financial condition as of December 31, 2009.

Defined Benefit Retirement Plan – The status of our defined benefit pension plan obligations, related plan assets and cost is presented in Note 8 of Notes to Consolidated Financial Statements entitled “Employee Benefit Plans.” Plan obligations and annual pension expense are determined by actuaries using a number of key assumptions which include, among other things, the discount rate and the estimated future return on plan assets.  The discount rate of 6.29% used for purposes of computing the 2009 annual pension expense was determined at the beginning of the calendar year based upon an analysis performed by our actuaries which matches the cash flows of our plan’s projected liabilities to bond investments of similar amounts and durations. We plan to change the discount rate used for computing the 2010 annual pension expense to 5.84% based upon a similar analysis by our actuaries.

The estimated return on plan assets is primarily based on historical long-term returns of equity and fixed income markets according to our targeted allocation of plan assets (75% equity and 25% fixed income).  We plan to continue to use a return on asset rate of 7.5% in 2010 based on projected equity and bond market performance compared to long-term historical averages.

The plans’ benefit obligations exceeded the fair value of plan assets on December 31, 2009, 2008, and 2007.  Accordingly, our unfunded projected benefit obligation decreased $2.0 million in 2009, increased $24.0 million in 2008, and decreased $6.2 million in 2007, with the offset to accumulated other comprehensive income (loss), an increase (reduction) in stockholders’ equity.

Effective June 1, 2004, all benefit accruals under our pension plan were frozen; however, the vested benefit was preserved.  Due to the expected increase in amortization of prior years’ investment losses, we anticipate that pension expense will increase from $1.6 million in 2009 to $2.0 million in 2010.  Cash contributions to our defined benefit pension plan are anticipated to be approximately $3.0 million in 2010.  Cash contributions may vary significantly in the future depending upon asset performance and the interest rate environment.

Results of Operations -
2009 Compared to 2008

In 2009, revenues decreased by $508.3 million to $5,152.0 million and gross profit increased by $54.8 million to $388.0 million. Income from construction operations increased by $236.8 million, from a loss of $25.2 million to income of $211.5 million.  Net income increased by $212.2 million, from a loss of $75.1 million to income of $137.1 million.  Excluding the recognition of a $224.5 million pretax ($202.8 million after tax) non-cash impairment charge relating to goodwill and other intangible assets recorded in 2008, income from construction operations would have increased $12.3 million from $199.2 million. The improvement of gross profit and income from construction operations primarily reflects the increased contribution of our civil segment and the addition of projects from the merger of Tutor-Saliba and the acquisition of Keating.  Basic and diluted earnings per common share for 2009 were $2.82 and $2.79, respectively, as compared to basic and diluted loss per common share of $2.19 in 2008.  Excluding the non-cash impairment charge basic and diluted earnings per share in 2008 would have been $3.73 and $3.67, respectively.

Revenues from Construction Operations
The following table summarizes our revenues by segment.

	Revenues for the
	Year Ended December 31,		Increase /	%
	2009	2008	(Decrease)	Change
	(In millions)

Building	$4,484.9	$5,146.6	$(661.7)	(12.8)%
Civil	361.7	310.7	51.0	16.4%
Management Services	305.4	203.0	102.4	50.4%
Total	$5,152.0	$5,660.3	$(508.3)	(9.0)%

Overall revenues decreased by $508.3 million (or 9.0%), from $5,660.3 million in 2008 to $5,152.0 million in 2009.  Revenue increases in both the civil and management services segments were offset by a decrease in building construction revenues of $661.7 million (or 12.8%).  The decrease in building construction revenues is due to the completion of several large building projects in 2009 such as CityCenter, and was partially offset by the addition of $715.6 million in revenues from a full year of projects acquired in the merger of Tutor-Saliba and the acquisition of Keating.   Civil construction revenues increased by $51.0 million (or 16.4%), from $310.7 million in 2008 to $361.7 million in 2009, due to the acquisition of new work during 2009, such as the I-5 Bridge replacement in Shasta County, California and the Caldecott Tunnel Project near Oakland, California.  Management services revenues also improved due to an increase in volume from new work, from $203.0 million in 2008 to $305.4 million in 2009, an increase of $102.4 million (or 50.4%).

Income (Loss) from Construction Operations
The following table summarizes by segment the income (loss) from construction operations before and after the impairment charge.

	Income (Loss) from Construction
	Operations for the		Increase
	Year Ended December 31,		(Decrease)%
	2009	2008	In Income	Change
	(In millions)

Building before impairment charge	$155.5	$151.8	$3.7	2.4%
Impairment charge	-	(197.6)	197.6	NM*
Building, net	155.5	(45.8)	201.3	NM*

Civil before impairment charge	44.3	28.1	16.2	57.6%
Impairment charge	-	(6.0)	6.0	NM*
Civil, net	44.3	22.1	22.2	NM*

Management Services before impairment charge	53.4	41.5	11.9	28.7%
Impairment charge	-	(20.9)	20.9	NM*
Management Services, net	53.4	20.6	32.8	NM*

Subtotal before impairment charge	253.2	221.4	31.8	14.4%
Impairment charge	-	(224.5)	224.5	NM*
Subtotal, net of impairment charge	253.2	(3.1)	256.3	NM*

Less: Corporate	(41.7)	(22.1)	(19.6)	88.7%

Total before impairment charge	211.5	199.3	12.2	6.1%
Impairment charge	-	(224.5)	224.5	NM*
Total, net of impairment charge	$211.5	$(25.2)	$236.7	NM*
_____________________________
*NM – Not meaningful.

The following discussion of income from construction operations has been prepared on a pre-impairment charge basis in order to enable users of this information to better compare normal operating results of each segment between the two periods.  Since the impairment charge impacts 2008 only and does not affect revenues, cost of revenues or general expenses we incur to conduct our day-to-day construction operations, management believes the following discussion, analysis and comparison of 2009 and 2008 operating results is more meaningful to users when prepared on a pre-impairment charge basis.

Building construction income from operations before the impairment charge remained fairly consistent, increasing by $3.7 million (or 2.4%), from $151.8 million in 2008 to $155.5 million in 2009. Building construction income from operations, net of the impairment charge recorded in 2008, decreased slightly due to a decrease in revenues discussed above, and was favorably impacted in 2009 by a higher margin on certain large public works projects.

Civil construction income from operations before the impairment charge increased by $16.2 million, or 57.6%, from $28.1 million in 2008 to $44.3 million in 2009.  Our civil operations have been favorably impacted by a full year of Tutor-Saliba operations and by an increase in mass transit projects acquired during 2009.

In conjunction with the increase in revenues discussed above, management services contributed to our income from operations in 2009.  Management services income from operations before the impairment charge increased by $11.9 million (or 28.7%), from $41.5 million in 2008 to $53.4 million in 2009, primarily reflecting an increase in volume of work in Guam due to a full year of Tutor-Saliba operations in 2009.

Overall income from construction operations was unfavorably impacted by a $19.6 million increase in corporate general and administrative expenses, from $22.1 million in 2008 to $41.7 million in 2009, due primarily to a full year of Tutor-Saliba general and administrative expenses, one time charges related to the acquisition of Keating, and the integration of Tutor-Saliba, net of other cost reduction activities in corporate services.

Other income decreased by $8.5 million, from $9.6 million in 2008 to $1.1 million in 2009. This decrease was primarily due to less interest income, which decreased by $8.2 million as a result of lower average interest rates and a lower average investment balance during 2009.

Interest expense increased by $3.3 million, from $4.2 million in 2008 to $7.5 million in 2009.  This increase was attributable to a temporary increase in borrowing under our revolving credit facility during 2009 and an increase in transportation equipment financing.

The provision for income taxes increased by $12.8 million, from $55.3 million in 2008 to $68.1 million in 2009 primarily due to the increase in taxable income.  The effective tax rate for 2009 was 33.2%. The decrease in the tax rate is a result of a favorable variance in permanent tax liability differences from current and prior years.  In 2008, an effective tax rate of 37.6% was applied to pretax operating income, excluding the goodwill impairment charge of $166.9 million which is not tax deductible.

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

	Revenues for the
	Year Ended December 31,
	2008	2007	Increase	% Change
	(In millions)

Building	$5,146.6	$4,248.8	$897.8	21.1%
Civil	310.7	234.8	75.9	32.3%
Management Services	203.0	144.8	58.2	40.2%
Total	$5,660.3	$4,628.4	$1,031.9	22.3%

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

Impact of Impairment Charge in 2008
Our 2008 income from construction operations was materially impacted by a $224.5 million pretax impairment charge.  This impairment charge reflects the write-down to fair value of goodwill and certain other indefinite-lived intangible assets initially recorded in connection with our merger with Tutor-Saliba in September 2008.  The pretax impairment charge related to the indefinite-lived intangible assets, excluding goodwill, amounted to a total of $57.6 million, of which $50.8 million related to the building segment, $6.0 million related to the civil segment, and $0.8 million related to the management services segment.  These indefinite-lived intangible assets consist of trade names and various contractors’ licenses.  The pretax impairment charge related to goodwill amounted to a total of $166.9 million, of which $146.8 million related to the building segment and $20.1 million related to the management services segment.  We performed our annual impairment test of goodwill and other indefinite-lived intangible assets in the fourth quarter of 2008.  In performing this test, we used the income method to estimate the fair value of the reporting units.  Due to the global financial crisis and significant global economic conditions experienced during the fourth quarter of 2008, we experienced delays, postponements and reductions in scope of certain construction projects that we were anticipating to enter backlog in 2008 or 2009.  As a result of these delays, postponements and reductions in scope, the projected cash flows of the Tutor-Saliba reporting units decreased considerably from those initially anticipated prior to the completion of the merger, thereby resulting in a lower fair value of the Tutor-Saliba reporting units and a corresponding impairment in the amount of goodwill and indefinite-lived intangible assets recorded in connection with the merger.  These impairment charges relating to goodwill and indefinite-lived intangible assets are non-cash and therefore do not affect our cash position, liquidity or have any impact on future operating results.

The following table summarizes by segment the income (loss) from construction operations before and after the impairment charge.

	Income (Loss) from Construction
	Operations for the		Increase
	Year Ended December 31,		(Decrease)%
	2008	2007	In Income	Change
	(In millions)

Building before impairment charge	$151.8	$127.5	$24.3	19.1%
Impairment charge	(197.6)	-	(197.6)
Building, net	(45.8)	127.5	(173.3)	(135.9)%

Civil before impairment charge	28.1	(13.0)	41.1
Impairment charge	(6.0)	-	(6.0)
Civil, net	22.1	(13.0)	35.1

Management Services before impairment charge	41.5	49.4	(7.9)	(16.0)%
Impairment charge	(20.9)	-	(20.9)
Management Services, net	20.6	49.4	(28.8)	(58.3)%

Subtotal before impairment charge	221.4	163.9	57.5	35.1%
Impairment charge	(224.5)	-	(224.5)
Subtotal, net of impairment charge	(3.1)	163.9	(167.0)	(101.9)%

Less: Corporate	(22.1)	(22.9)	0.8	(3.5)%

Total before impairment charge	199.3	141.0	58.3	41.3%
Impairment charge	(224.5)	-	(224.5)
Total, net of impairment charge	$(25.2)	$141.0	$(166.2)	(117.9)%

Income (Loss) from Construction Operations, before Impairment Charge
The following discussion of income from construction operations in 2008 and 2007 has been prepared on a pre-impairment charge basis in order to enable users of this information to better compare normal operating results of each segment between the two periods.  Since the impairment charge impacts 2008 only and does not affect revenues, cost of revenues or general expenses we incur to conduct our day-to-day construction operations, management believes the following discussion, analysis and comparison of 2008 and 2007 operating results is more meaningful to users when prepared on a pre-impairment charge basis.

Building construction income from operations before the impairment charge increased by $24.3 million (or 19.1%), from $127.5 million in 2007 to $151.8 million in 2008, due primarily to the significant increase in revenues discussed above, including the addition of Tutor-Saliba.  Building construction income from operations was reduced by a $21.0 million increase in building construction-related general and administrative expenses, due primarily to increases driven by changes in revenue volume and a $12.2 million increase resulting from the addition of Tutor-Saliba.  In addition, the increase in building construction-related general and administrative expenses included a $1.5 million increase due to marketing and preconstruction efforts relating to potential projects in Dubai, and a $1.1 million increase in amortization of stock-based compensation.

Civil construction income from operations before the impairment charge increased by $41.1 million, from a loss of $13.0 million in 2007 to a profit of $28.1 million in 2008.  The addition of Tutor-Saliba made a significant positive impact on the 2008 civil construction income from operations along with improved operating results from both our New York Civil and Cherry Hill operations.  The loss in 2007 was due primarily to recording a charge with respect to the matter discussed in Note 9 of Notes to Consolidated Financial Statements.  Had that charge in 2007 not been recorded, the civil construction segment would still have experienced a loss from operations of approximately $3.0 million due primarily to (i) downward profit adjustments recorded on a bridge rehabilitation project and on two mass transit projects in metropolitan New York, and (ii) an increase in civil construction-related general and administrative expenses, due primarily to a decrease in the number of active projects, as well as an increase in legal fees relating to open legal matters.

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

Overall income from construction operations was favorably impacted by a $0.8 million decrease in corporate general and administrative expenses, from $22.9 million in 2007 to $22.1 million in 2008, due primarily to a $4.2 million decrease in corporate stock-based compensation expense resulting from certain restricted stock units granted in 2006 through 2008.  Largely offsetting this decrease were increases in certain outside professional fees related to the audit of our financial statements and an increase in legal fees related to the matters discussed in Note 9 of Notes to Consolidated Financial Statements.

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

Potential Impact of Current Economic Conditions

Current economic and financial market conditions in the United States and overseas, including severe disruptions in the credit markets, have had an adverse affect on our results of operations. If there is a prolonged economic recession or depression or if government efforts to stabilize and revitalize credit markets and financial institutions are not effective, current economic and financial market conditions could continue to adversely affect our results of operations in future periods. The current instability in the financial markets has made it difficult for certain of our customers, including state and local governments, to access the credit markets to obtain financing or refinancing, as the case may be, to fund new construction projects on satisfactory terms or at all. State and local governments also are facing significant budget shortfalls as a result of declining tax and other revenues, which may cause them to defer or cancel planned infrastructure projects. This situation has contributed to lower revenues in 2009. The $2.4 billion decrease in our backlog during 2009 is the result of a lower volume of new work acquired as new projects have been deferred or delayed pending a turnaround in the economy, an improvement in the credit markets, and the release of funds for construction under the Federal economic stimulus package. We may encounter increased levels of deferrals and delays related to new construction projects in the future. Difficulty in obtaining adequate financing due to the unprecedented disruption in the credit markets may increase the rate at which our customers defer, delay or cancel proposed new construction projects. Such deferrals, delays or cancellations could have an adverse impact on our future operating results.

Liquidity and Capital Resources

Cash and Working Capital

On  September 8, 2008, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, as Agent, which was amended by a Joinder Agreement dated February 13, 2009 and by a First Amendment dated as of February 13, 2009 (collectively the “Amended Credit Agreement”).  For a description of the material terms of the Amended Credit Agreement, see Note 5 of Notes to Consolidated Financial Statements.  The Amended Credit Agreement amends and replaces in its entirety a previously existing credit agreement dated February 22, 2007, as amended on May 7, 2008, and allows us to borrow up to $155 million on a revolving credit basis (the “Revolving Facility”), with a $50 million sublimit for letters of credit, and an additional $107.0 million under a supplementary facility (the “Supplementary Facility”) to the extent that the $155 million base facility has been fully drawn.  This Supplementary Facility provides us with access to a source of liquidity should the need arise.  We have borrowed under the revolving credit facilities for a brief period during 2009, and did not fully utilize the facility during 2008, other than for letters of credit.  There are no borrowings outstanding at December 31, 2009 and, accordingly we had $241.6 million available to borrow under the Amended Credit Agreement, including outstanding letters of credit.

On January 13, 2010, the Amended Credit Agreement was amended to increase the Company’s borrowing capacity by $50 million, allowing the Company to borrow up to $205 million, for additional working capital and potential acquisitions, on a revolving credit basis and to favorably modify certain financial and other covenants, including setting the net worth covenant at $1.1 billion as of December 31, 2009.  There has been no change to the Supplementary Facility as a result of this amendment.

Cash and cash equivalents consist of amounts held by us as well as our proportionate share of amounts held by construction joint ventures. Cash held by us is available for general corporate purposes while cash held by construction joint ventures is available only for joint venture-related uses.  Joint venture cash and cash equivalents are not restricted to specific uses within those entities; however, the terms of the joint venture agreements limit our ability to distribute those funds and use them for corporate purposes.  Cash held by construction joint ventures is distributed from time to time to us and to the other joint venture participants in accordance with our respective percentage interest after the joint venture partners determine that a cash distribution is prudent.  Cash distributions received by us from our construction joint ventures are then available for general corporate purposes.  At December 31, 2009 and December 31, 2008, cash held by us and available for general corporate purposes was $323.9 and $342.3 million, respectively, and our proportionate share of cash held by joint ventures and available only for joint venture-related uses was $24.4 million and $43.9 million, respectively.

Billing procedures in the construction industry generally are based on the specific billing terms of a contract.  For example, billings may be based on various measures of performance, such as cubic yards excavated, architect’s estimates of completion, costs incurred on cost-plus type contracts or weighted progress from a cost loaded construction time schedule.  Billings are generally on a monthly basis and are reviewed and approved by the customer prior to submission.  Therefore, once a bill is submitted, we are generally able to collect amounts owed to us in accordance with the payment terms of the contract.  In addition, receivables of a contractor usually include retentions, or amounts that are held back until contracts are completed or until specified contract conditions or guarantees are met.  Retentions are governed by contract provisions and are typically a fixed percentage (for example, 5% or 10%) of each billing.  We generally follow the policy of paying our vendors and subcontractors after we receive payment from our customer.

A summary of cash flows for each of the years ended December 31, 2009, 2008 and 2007 is set forth below:

	Year Ended December 31,
	2009	2008	2007
	(In millions)
Cash flows provided (used) by:
Operating activities	$(26.1)	$126.1	$281.5
Investing activities	(40.9)	(72.1)	(25.6)
Financing activities	29.1	(127.0)	(22.2)
Net (decrease) increase in cash	(37.9)	(73.0)	233.7
Cash at beginning of year	386.2	459.2	225.5
Cash at end of year	$348.3	$386.2	$459.2

During 2009, we used $26.1 million in cash flow from operating activities.  The negative cash flow from operating activities is primarily due to the timing of receivables on certain large projects.  We used $40.9 million in cash to fund investing activities, principally the purchase of property used in our building and management services segments, equipment to be used in our civil segment, and to fund the $44.8 million acquisition of Keating.  We received $29.1 million in cash from our financing activities, principally from a $35 million note collateralized by transportation equipment owned by us and two notes totaling $9.7 million to finance the property acquisitions in Guam.  Our cash balance decreased by $37.9 million during 2009 due to the use of cash in our operating and investing activities, which was primarily driven by an uncollected contract receivable from Fontainebleau and timing related billings due to the start up of new projects and the cash disbursements associated with completing projects during the year.

During 2008, we generated $126.1 million in cash flow from operating activities.  The positive cash flow from operating activities is primarily due to the substantial increase in our building segment revenues as well as favorable operating results in our civil and management services segments.  We used $72.1 million in cash to fund investing activities, principally the purchase of auction rate securities, transportation and construction equipment to be used primarily in our civil construction operations, net of a $92.1 million cash balance recorded in connection with the merger with Tutor-Saliba because the consideration paid in the merger was equity and not cash.  We used $127.0 million in cash to fund our financing activities, principally $58.5 million for the repayment of shareholder notes payable assumed in the merger with Tutor-Saliba, $38.7 million for the repayment of debt, and $31.8 million for the purchase of common stock in connection with our common stock repurchase program which was instituted in November 2008.  The debt repayments include $28.8 million of debt assumed in connection with the merger with Tutor-Saliba.  Due to the use of cash in our investing and financing activities, our cash balance decreased by $73.0 million during 2008.

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

Working capital increased, from $293.5 million at the end of 2007 to $303.1 million at December 31, 2009.   The amount of working capital would have been substantially higher at December 31, 2009; however, due to the current overall liquidity concerns in capital markets and our likely inability to liquidate our investments in auction rate securities in the near term, we classified $101.2 million of these investments as long-term at December 31, 2009.  For a description of our accounting for auction rate securities, see Note 3 of Notes to Consolidated Financial Statements.  The current ratio increased from 1.13x at December 31, 2008 to 1.23x at December 31, 2009.

Long-term Investments

At December 31, 2009, we had investments in auction rate securities of $101.2 million, which are reflected at fair value. These investments are considered to be “available for sale”, and are classified as long-term investments.  Our investment policy is to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines.  The current overall liquidity concerns in capital markets have affected our ability to liquidate many of our investments in auction rate securities.  Based on our ability  to access our cash equivalent investments, our anticipated operating cash flows, and our available credit facilities, we do not expect the short-term lack of liquidity to affect our overall liquidity position or our ability to execute our current business plan.

We hold a variety of highly rated (primarily AAA or AA) interest bearing auction rate securities that generally represent interests in pools of either interest bearing student loans or municipal bond issues.  These auction rate securities provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals, typically every 7 or 28 days.    In the event that such auctions are unsuccessful, the holder of the securities is not able to access these funds until a future auction of these investments is successful.  An unsuccessful auction results in a lack of liquidity in the securities but does not signify a default by the issuer.  Upon an unsuccessful auction, the interest rates do not reset at a market rate but instead reset based upon a formula contained in the security, which rate is generally higher than the current market rate. During the first quarter of 2008, we made substantial additional investments in auction rate securities, with a total investment of $181.9 million. Since mid-February 2008, regularly scheduled auctions for these securities started to fail throughout the market at a significant rate.  We have been successful in liquidating at par value a significant portion of our investment in auction rate securities and at December 31, 2009 we had investments in auction rate securities of $101.2 million.  During 2009, we determined that the carrying value of our auction rate securities reflected fair value and therefore did not recognize an impairment charge. At December 31, 2008, we had investments in auction rate securities of $104.8 million which are reflected at fair value after recognition of a $5.8 million pretax impairment charge in 2008.  Of this $5.8 million impairment charge, $2.6 million was deemed to be other-than-temporary, thereby resulting in a charge to income.  The $3.2 million balance of the impairment charge was deemed to be temporary, thereby resulting in a charge to stockholders’ equity.

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

Long-term Debt

Long-term debt, excluding current maturities of $31.3 million, was $84.8 million at December 31, 2009, an increase of $23.2 million from December 31, 2008, due primarily to new long-term debt agreements we entered into during 2009 for transportation equipment owed by the Company of $35 million and to finance building and land acquisitions for operations in Guam of $9.7 million.  Our outstanding debt is secured by the underlying assets.  Approximately $85.0 million of the $116.1 million in debt outstanding at December 31, 2009 carries interest at a fixed rate.  The long-term debt to equity ratio was .07x at December 31, 2009, compared to .05x at December 31, 2008.

Contractual Obligations

Our outstanding contractual obligations as of December 31, 2009 are summarized in the following table:

	Payments Due by Period
	(In thousands)
			Less Than			More Than
	Total		1 Year	1-3 Years	3-5 Years	5 Years
Total debt, excluding interest	$116,105	(a)	$31,334	$24,151	$37,457	$23,163
Interest payments on debt	21,076		5,824	7,637	5,051	2,564
Operating leases, net	48,300		10,128	14,487	11,988	11,697
Purchase obligations	8,665		8,373	292	-	-
Unfunded pension liability	22,882		2,983	7,755	7,755	4,389

Total contractual obligations	$217,028		$58,642	$54,322	$62,251	$41,813

(a)       Includes capital leases in the amount of $137

Stockholders' Equity

Our book value per common share was $26.54 at December 31, 2009, compared to $23.56 at December 31, 2008, and $13.65 at December 31, 2007.  The major factors impacting stockholders’ equity during the three year period were the 23.0 million shares issued in conjunction with the merger with Tutor-Saliba; the net income (loss) recorded in all three years; the annual amortization of restricted stock compensation expense; common stock options and stock purchase warrants exercised; the income tax benefit attributable to stock-based compensation.  Also, we were required to adjust our accrued pension liability by a decrease of $2.0 million in 2009, an increase of $24.0 million in 2008, and a decrease of  $6.2 million in 2007, respectively, and a cumulative increase of $23.7 million in prior years, with the offset to accumulated other comprehensive loss which resulted in an aggregate $39.5 million pretax accumulated other comprehensive loss reduction in stockholders’ equity at December 31, 2009 (see Note 8 of Notes to Consolidated Financial Statements.) Adjustments to the amount of this accrued pension liability will be recorded in future years based upon periodic re-evaluation of the funded status of our pension plans.

Dividends

There were no cash dividends declared or paid on our outstanding common stock during the three years ended December 31, 2009.

Related Party Transactions

We are subject to certain related party transactions with our Chairman and Chief Executive Officer, Ronald N. Tutor, and the Vice Chairman of O&G Industries, Inc., one of our directors.  For a more detailed description of these transactions and their effect on our financial statements, see Note 14 of Notes to Consolidated Financial Statements entitled “Related Party Transactions” in Item 15 of this report.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance which clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements.  This guidance applies under other accounting pronouncements that currently require or permit fair value measurements.  We adopted this guidance on January 1, 2008, as required.  In February 2008, the FASB issued a staff position which amends the fair value guidance by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Therefore, we adopted the application of the fair value guidance relating to non-financial assets and non-financial liabilities on January 1, 2009.  See Note 3, “Fair Value Measurements” for additional information.

In December 2007, FASB issued new guidance on business combinations.  The new standard provides revised guidance on how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  This guidance also provides direction for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  It was effective for us beginning January 1, 2009 and the Company applied the provisions of this guidance to an acquisition completed in January 2009 (see Note 2 of the Consolidated Balance Sheets).

In March 2008, the FASB issued guidance regarding disclosures about derivative instruments and hedging activities. This guidance was effective for us on January 1, 2009 and applies only to financial statement disclosures. The adoption of this guidance did not have a material impact on its consolidated financial statements and related disclosures.

In December 2008, the FASB issued a staff position which requires employers to disclose information about fair value measurements of defined benefit plan assets that are similar to the disclosures about fair value measurements required by the new fair value guidance.  It is effective for our 2009 annual financial statements.  Since the staff position only requires enhanced disclosures, the implementation of this guidance did not have an impact on our financial statements.

In April 2009, the FASB issued a staff position providing additional guidance on factors to consider in determining whether a transaction is orderly when the volume and level of market activity for an asset or liability have significantly decreased. It was effective for us beginning April 1, 2009.  The staff position affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.  It applies to all fair value measurements when appropriate.  The adoption of this guidance did not have a material impact on our financial statements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to borrowings under our credit agreement and our short-term and long-term investment portfolios.  Our revolving credit agreement is available for us to borrow, when needed, for general corporate purposes, including working capital requirements and capital expenditures.  Borrowings under our credit agreement bear interest at the applicable LIBOR or base rate, as defined, and therefore we are subject to fluctuations in interest rates.  During 2009, we borrowed under our revolving credit facilities for a brief period.  Our outstanding debt at December 31, 2009 totaled $116.1 million, of which approximately $85.0 million carries interest at a fixed rate.  Accordingly, we do not believe our liquidity or our operations are subject to significant market risk for changes in interest rates.

We hold a variety of highly rated (primarily AAA or AA) interest bearing auction rate securities that generally represent interests in pools of either interest bearing student loans or municipal bond issues.  These auction rate securities provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals, typically every 7 or 28 days.  In the event that such auctions are unsuccessful, the holder of the securities is not able to access these funds until a future auction of these investments is successful.  An unsuccessful auction results in a lack of liquidity in the securities but does not signify a default by the issuer.  Upon an unsuccessful auction, the interest rates do not reset at a market rate but instead reset based upon a formula contained in the security, which rate is generally higher than the current market rate. Since mid-February 2008, regularly scheduled auctions for these securities started to fail throughout the market at a significant rate.  At that time, we had $181.9 million invested in auction rate securities.  Since then, we have been successful in liquidating at par value a significant portion of our investment in auction rate securities.  We recorded a $5.8 million pretax impairment charge in 2008.  Of this $5.8 million impairment charge, $2.6 million was deemed to be other-than-temporary, thereby resulting in a charge to income.  The $3.2 million balance of the impairment charge was deemed to be temporary, thereby resulting in a charge to stockholders’ equity.  At December 31, 2009, we had investments in auction rate securities of $101.2 million which are reflected at fair value.  These investments are considered to be “available-for-sale” and are classified as long-term investments.  Our investment policy is to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines.  The current overall liquidity concerns in capital markets have affected our ability to liquidate many of our investments in auction rate securities.  Based on our ability to access our cash equivalent investments, our anticipated operating cash flows, and our available Revolving Facility and our Supplemental Facility discussed above, we do not expect that the short-term lack of liquidity of our auction rate security investments will materially affect our overall liquidity position or our ability to execute our current business plan.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, and Supplementary Schedules are set forth in Item 15 in this report and are hereby incorporated in this Item 8 by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of December 31, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us and, although we have designed our disclosure controls and procedures to address the geographic diversity of our operations, this diversity inherently may limit the effectiveness of those controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Management’s Report On Internal Control Over Financial Reporting - Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Exchange Act Rules 13a – 15(f).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  In making this assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework.  Based on this assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2009.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, is included below in Item 9A under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tutor Perini Corporation
Sylmar, CA

We have audited the internal control over financial reporting of Tutor Perini Corporation and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 1, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche, LLP

Los Angeles, California

March 1, 2010

ITEM 9B.  OTHER INFORMATION

None.
PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors is set forth in the sections entitled "Election of Directors " and “Corporate Governance” in the definitive proxy statement in connection with our Annual Meeting of Stockholders to be held on May 26, 2010 (the "Proxy Statement"), which sections are incorporated herein by reference.  Information relating to our executive officers is set forth in Part I of this report under the caption “Executive Officers of the Registrant” and is hereby incorporated herein by reference.

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

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

TUTOR PERINI CORPORATION AND SUBSIDIARIES

(a)1.	The following consolidated financial statements and supplementary financial information are filed as part of
	this report:
		Pages
	Consolidated Financial Statements of the Registrant

	Consolidated Balance Sheets as of December 31, 2009 and 2008	53 – 54

	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007	55

	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2009, 2008 and 2007	56

	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	57– 58

	Notes to Consolidated Financial Statements	59 – 96

	Report of Independent Registered Public Accounting Firm	97

(a)2.
All consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or in the Notes thereto.

(a)3.	Exhibits

	The exhibits which are filed with this report or which are incorporated herein by reference are set forth in
	the Exhibit Index which appears on pages 98 through 101.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tutor Perini Corporation
(Registrant)

Dated: March 1, 2010	By: /s/Robert Band
Robert Band
President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature		Title	Date

(i) Principal Executive Officer
Ronald N. Tutor		Chairman and Chief Executive Officer	March 1, 2010

By: /s/Ronald N. Tutor
Ronald N. Tutor

(ii) Principal Financial Officer
Kenneth R. Burk		Executive Vice President and Chief Financial Officer	March 1, 2010

By: /s/Kenneth R. Burk
Kenneth R. Burk

(iii) Principal Accounting Officer
Steven M. Meilicke		Vice President and Controller	March 1, 2010

By: /s/Steven M. Meilicke
Steven M. Meilicke

(iv) Directors

Ronald N. Tutor	)
Marilyn A. Alexander	)
Peter Arkley	)
Robert Band	)
Willard W. Brittain, Jr	)
Robert A. Kennedy	)	/s/Robert Band
Michael R. Klein	)	Robert Band
Robert L. Miller	)	Attorney in Fact
Raymond R. Oneglia	)
Donald D. Snyder	)	Dated: March 1, 2010

Tutor Perini Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2009 and 2008

(In thousands, except share data)

Assets
	2009	2008
CURRENT ASSETS:
Cash, including cash equivalents of $294,807 and $333,869	$348,309	$386,172
Accounts receivable, including retainage of $544,875 and $656,458	1,088,386	1,378,040
Costs and estimated earnings in excess of billings	145,678	115,706
Deferred tax asset	1,370	11,589
Other current assets	30,811	18,793
Total current assets	1,614,554	1,910,300

LONG-TERM INVESTMENTS	101,201	104,779

PROPERTY AND EQUIPMENT, at cost:
Land	33,114	27,082
Buildings and improvements	85,830	71,547
Construction equipment	184,579	169,714
Other equipment	112,554	107,253
	416,077	375,596
Less – Accumulated depreciation	67,256	47,116

Total property and equipment, net	348,821	328,480

GOODWILL	602,471	588,112

INTANGIBLE ASSETS, NET	134,327	125,026

OTHER ASSETS	19,280	16,381

	$2,820,654	$3,073,078

The accompanying notes are an integral part of these consolidated financial statements.

Tutor Perini Corporation and Subsidiaries
Consolidated Balance Sheets (continued)
December 31, 2009 and 2008

(In thousands, except share data)

Liabilities and Stockholders’ Equity
	2009	2008
CURRENT LIABILITIES:
Current maturities of long-term debt	$31,334	$18,674
Accounts payable, including retainage of $396,928 and $486,561	990,551	1,352,041
Billings in excess of costs and estimated earnings	187,714	192,442
Accrued expenses	101,837	122,094
Total current liabilities	1,311,436	1,685,251

LONG-TERM DEBT, less current maturities included above	84,771	61,580

DEFERRED INCOME TAXES	78,977	98,862

OTHER LONG-TERM LIABILITIES	57,044	89,159

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, $1 par value:
Authorized – 75,000,000 shares
Issued and outstanding – 48,538,982 shares and 48,319,223 shares	48,539	48,319
Additional paid-in capital	1,012,983	1,001,392
Retained earnings	260,121	123,060
Accumulated other comprehensive loss	(33,217)	(34,545)
Total stockholders' equity	1,288,426	1,138,226

	$2,820,654	$3,073,078
The accompanying notes are an integral part of these consolidated financial statements.

Tutor Perini Corporation and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2009, 2008 and 2007

(In thousands, except per share data)

	2009	2008	2007

Revenues	$5,151,966	$5,660,286	$4,628,358

Cost of Operations	4,763,919	5,327,056	4,379,464

Gross Profit	388,047	333,230	248,894

General and Administrative Expenses	176,504	133,998	107,913

Goodwill and Intangible Asset Impairment	-	224,478	-

INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	211,543	(25,246)	140,981

Other Income, Net	1,098	9,559	15,361
Interest Expense	(7,501)	(4,163)	(1,947)

Income (Loss) before Income Taxes	205,140	(19,850)	154,395

Provision for Income Taxes	(68,079)	(55,290)	(57,281)

NET INCOME (LOSS)	$137,061	$(75,140)	$97,114

BASIC EARNINGS (LOSS) PER COMMON SHARE	$2.82	$(2.19)	$3.62

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$2.79	$(2.19)	$3.54

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	48,525	34,272	26,819
Effect of Dilutive Stock Options, Warrants and Restricted Stock
Units	559	-	600
DILUTED	49,084	34,272	27,419

The accompanying notes are an integral part of these consolidated financial statements.

Tutor Perini Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2009, 2008 and 2007

(In thousands)

					Accumulated
	Stock		Additional		Other
	Purchase	Common	Paid-In	Retained	Comprehensive
	Warrants	Stock	Capital	Earnings	(Loss) Income	Total
Balance - December 31, 2006	$461	$26,554	$139,450	$101,086	$(23,692)	$243,859
Net Income	-	-	-	97,114	-	97,114
Other comprehensive income:
Change in pension benefit plans	-	-	-	-	6,175	6,175
Total comprehensive income						103,289
Common Stock options and
stock purchase warrants exercised	(461)	267	1,095	-	-	901
Excess income tax benefit from stock-based compensation	-	-	5,712	-	-	5,712
Restricted stock compensation expense	-	-	14,427	-	-	14,427
Issuance of Common Stock, net	-	166	(20)	-	-	146
Balance - December 31, 2007	$-	$26,987	$160,664	$198,200	$(17,517)	$368,334
Net Loss	-	-	-	(75,140)	-	(75,140)
Other comprehensive loss:
Change in pension benefit plans	-	-	-	-	(14,922)	(14,922)
Change in fair value of investments	-	-	-	-	(2,005)	(2,005)
Foreign currency translation	-	-	-	-	(101)	(101)
Total comprehensive loss						(92,168)
Common Stock issued in acquisition of
Tutor-Saliba Corporation	-	22,987	858,476	-	-	881,463
Common Stock purchased under share repurchase program	-	(2,004)	(29,793)	-	-	(31,797)
Excess income tax benefit from stock-based compensation	-	-	533	-	-	533
Stock-based compensation expense	-	-	12,145	-	-	12,145
Issuance of Common Stock, net	-	349	(633)	-	-	(284)
Balance - December 31, 2008	$-	$48,319	$1,001,392	$123,060	$(34,545)	$1,138,226
Net Income	-	-	-	137,061	-	137,061
Other comprehensive loss:
Change in pension benefit plans				-	1,221	1,221
Foreign currency translation				-	107	107
Total comprehensive income						138,389
Tax effect of stock-based compensation	-	-	(824)	-	-	(824)
Stock-based compensation expense	-	-	12,462	-	-	12,462
Issuance of Common Stock, net	-	220	(47)	-	-	173
Balance - December 31, 2009	$-	$48,539	$1,012,983	$260,121	$(33,217)	$1,288,426

The accompanying notes are an integral part of these consolidated financial statements.

Tutor Perini Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	2009	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$137,061	$(75,140)	$97,114

Adjustments to reconcile net income (loss) to net cash from operating activities:
Goodwill and intangible asset impairment	-	224,478	-
Depreciation	21,292	12,345	9,225
Amortization of intangible assets and deferred expenses	17,215	15,251	1,718
Stock-based compensation expense	12,462	12,145	14,427
Adjustment of investments to fair value	(39)	2,721	-
Excess income tax benefit from stock-based compensation	(28)	(533)	(5,712)
Deferred income taxes	(10,541)	(7,984)	(10,668)
Loss (gain) on sale of land, net	340	638	(566)
Gain on sale of property and equipment	624	(1,706)	(1,960)
Other long-term liabilities	(36,284)	7,581	14,168
Other non-cash items, net	-	-	(10)
Cash from changes in other components of working capital:
(Increase) decrease in:
Accounts receivable	363,076	(125,064)	(224,088)
Costs and estimated earnings in excess of billings	(29,798)	(12,032)	21,944
Other current assets	(11,017)	(3,936)	3,881
Increase (decrease) in:
Accounts payable	(449,370)	125,736	297,989
Billings in excess of costs and estimated earnings	(8,928)	(36,844)	27,850
Accrued expenses	(32,112)	(11,602)	36,218

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(26,047)	126,054	281,530

Cash Flows from Investing Activities:
Acquisition of Keating Building Company,	(6,900)	-	-
net of cash balance acquired
Cash balance recorded in merger with Tutor-Saliba Corporation,	-	92,081	-
net of transaction costs
Acquisition of property and equipment	(37,005)	(66,767)	(23,885)
Proceeds from sale of property and equipment	1,873	6,697	4,994
Land held for sale, net	203	(774)	1,133
Investment in available-for-sale securities	-	(218,325)	(8,000)
Proceeds from sale of available-for-sale securities	3,641	115,856	116
Investment in other activities	(2,698)	(840)	27

NET CASH USED BY INVESTING ACTIVITIES	(40,886)	(72,072)	(25,615)

Tutor Perini Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
For the Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	2009	2008	2007
Cash Flows from Financing Activities:

Proceeds from long-term debt	$180,182	$2,213	$5,971
Repayment of long-term debt	(150,625)	(38,696)	(33,981)
Repayment of shareholder notes payable	-	(58,485)	-
Purchase of common stock under share repurchase program	-	(31,797)	-
Proceeds from exercise of common stock options and stock purchase warrants	34	-	901
Excess income tax benefit from stock-based compensation	28	533	5,712
Issuance of common stock and effect of cashless exercise	139	(284)	146
Deferred debt costs	(688)	(482)	(980)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	29,070	(126,998)	(22,231)

Net (Decrease) Increase in Cash and Cash Equivalents	(37,863)	(73,016)	233,684

Cash and Cash Equivalents at Beginning of Year	386,172	459,188	225,504

Cash and Cash Equivalents at End of Year	$348,309	$386,172	$459,188

Supplemental Disclosure of Cash Paid During the Year For:

Interest	$7,804	$3,693	$1,872

Income taxes	$83,747	$79,270	$59,450

Supplemental Disclosure of Non-Cash Transactions:

Grant date fair value of common stock issued for services	$7,411	$12,651	$5,966

Property and equipment acquired through financing arrangements	$5,734	$27,441	$-

Common stock issued in merger with Tutor-Saliba Corporation	$-	$881,463	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

[1]  Summary of Significant Accounting Policies

(a)  Nature of Business
Tutor Perini Corporation, formerly known as Perini Corporation, was incorporated in 1918 as a successor to businesses which had been engaged in providing construction services since 1894.  Tutor Perini Corporation and its wholly owned subsidiaries (the “Company”) provide diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world.  The Company’s construction business is conducted through three basic segments or operations: civil, building and management services.  The civil segment focuses on public works construction primarily in the western, northeastern and mid-Atlantic United States including the repair, replacement and reconstruction of the public infrastructure such as highways, bridges, mass transit systems and wastewater treatment facilities.  The building segment focuses on large, complex projects in the hospitality and gaming, transportation, healthcare, municipal offices, sports and entertainment, education, correctional facilities, biotech, pharmaceutical and high-tech markets, and electrical and mechanical, plumbing and HVAC services to both government and private non-residential customers. The management services segment provides diversified construction, design-build and maintenance services to the U.S. military and government agencies as well as surety companies and multi-national corporations in the United States and overseas.

The Company offers general contracting, pre-construction planning and comprehensive project management services, including planning and scheduling of the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract.  The Company also offers self-performed construction services, including site work, concrete forming and placement, steel erection, electrical and mechanical, plumbing and HVAC.  The Company provides these services by using traditional general contracting arrangements, such as fixed price, guaranteed maximum price and cost plus fee contracts and construction management or design-build contracting arrangements.

In an effort to leverage the Company’s expertise and limit its financial and/or operational risk on certain large or complex projects, the Company participates in construction joint ventures, often as the sponsor or manager of the project, for the purpose of bidding and, if awarded, providing the agreed upon construction services.  Each participant usually agrees in advance to provide a predetermined percentage of capital, as required, and to share in the same percentage of profit or loss of the project.

(b)  Principles of Consolidation
The consolidated financial statements include the accounts of Tutor Perini Corporation and its wholly owned subsidiaries.  The Company’s interests in construction joint ventures are accounted for using the proportionate consolidation method whereby the Company’s proportionate share of each joint venture’s assets, liabilities, revenues and cost of operations are included in the appropriate classifications in the consolidated financial statements.  All intercompany transactions and balances have been eliminated in consolidation.

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
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

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

(d)  Method of Accounting for Contracts
Revenues and profits from the Company’s contracts and construction joint venture contracts are generally recognized by applying percentages of completion for the period to the total estimated profits for the respective contracts.  Percentage of completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts.  However, on construction management contracts, profit is generally recognized in accordance with the contract terms, usually on the as-billed method, which is generally consistent with the level of effort incurred over the contract period.  When the estimate on a contract indicates a loss, the Company's policy is to record the entire loss during the accounting period in which it is estimable.  In the ordinary course of business, at a minimum on a quarterly basis, the Company prepares updated estimates of the total forecasted revenue, cost and profit or loss for each contract.  The cumulative effect of revisions in estimates of the total forecasted revenue and costs, including unapproved change orders and claims, during the course of the work is reflected in the accounting period in which the facts that caused the revision become known.  The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract. An amount equal to the costs incurred which are attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable.  Profit from unapproved change orders and claims is recorded in the period such amounts are resolved.

In accordance with normal practice in the construction industry, the Company includes in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year.  Billings in excess of costs and estimated earnings represents the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts.  Costs and estimated earnings in excess of billings represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over the amount of contract billings to date on the remaining contracts.  Costs and estimated earnings in excess of billings results when (1) the appropriate contract revenue amount has been recognized in accordance with the percentage of completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or (2) costs, recorded at estimated realizable value, related to unapproved change orders or claims are incurred.  Costs and estimated earnings in excess of billings related to the Company’s contracts and joint venture contracts at December 31, 2009 and 2008, consisted of the following (in thousands):

	2009	2008
Unbilled costs and profits incurred to date*	$44,637	$30,623
Unapproved change orders	32,683	16,401
Claims	68,358	68,682
	$145,678	$115,706

* Represents the excess of contract costs and profits recognized to date on the percentage of completion accounting method over the amount of contract billings to date on certain contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

[1]  Summary of Significant Accounting Policies (continued)

(d)  Method of Accounting for Contracts (continued)
Of the balance of “Unapproved change orders” and “Claims” included above in costs and estimated earnings in excess of billings at December 31, 2009 and December 31, 2008, approximately $62.7 million and $56.6 million, respectively, are amounts subject to pending litigation or dispute resolution proceedings as described in Note 9.  These amounts are management’s estimate of the probable cost recovery from the disputed claims considering such factors as evaluation of entitlement, settlements reached to date and experience with the customer.  In the event that future facts and circumstances, including the resolution of disputed claims, cause a reduction in the aggregate amount of the estimated probable cost recovery from the disputed claims, the amount of such reduction will be recorded against earnings in the relevant future period.

The prerequisite for billing “Unbilled costs and profits incurred to date” is provided in the defined billing terms of each of the applicable contracts.  The prerequisite for billing “Unapproved change orders” or “Claims” is the final resolution and agreement between the parties.  The amount of costs and estimated earnings in excess of billings at December 31, 2009 estimated by management to be collected beyond one year is approximately $30.0 million.

(e)  Property and Equipment
Land, buildings and improvements, construction and computer-related equipment and other equipment are recorded at cost.  Major renewals and betterments are capitalized and maintenance and repairs are charged to operations as incurred.  Depreciation is calculated primarily using the straight-line method for all classifications of depreciable property.  Construction equipment is depreciated over estimated useful lives ranging from five to twenty years after an allowance for salvage.  The remaining depreciable property is depreciated over estimated useful lives ranging from three to forty years after an allowance for salvage.

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

The Company tests goodwill and intangible assets with indefinite lives for impairment by applying a fair value test in the fourth quarter of each year and between annual tests if events occur or circumstances change which suggest that the goodwill or intangible assets should be evaluated.  Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable.  Based on impairment tests completed in 2009, 2008 and 2007, the Company concluded that goodwill and certain other intangible assets were impaired in 2008 and were not impaired in 2009 and 2007.  See Note 4 for further information regarding the impairment loss recorded in 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

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

(i) Earnings (Loss) Per Common Share
Basic earnings (loss) per common share was computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted earnings (loss) per common share was similarly computed after giving consideration to the dilutive effect of outstanding stock options, warrants and restricted stock units.

The computation of diluted income per common share excludes 610,000 stock options at December 31, 2009 because the awards would have an antidilutive effect.  There were 841,500 antidilutive stock options and 1,797,501 antidilutive restricted stock units excluded from the computation of diluted loss per common share at December 31, 2008.  There were no antidilutive stock options or restricted stock units at December 31, 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

[1]  Summary of Significant Accounting Policies (continued)

(j)  Cash and Cash Equivalents (continued)
At December 31, 2009 and 2008, cash and cash equivalents consisted of the following (in thousands):

	2009	2008

Corporate cash and cash equivalents (available
for general corporate purposes)	$323,867	$342,246

Company's share of joint venture cash and
cash equivalents (available only for joint venture
purposes, including future distributions)	24,442	43,926
	$348,309	$386,172

(k)  Long-term Investments
Investments, consisting of auction rate securities, are classified as available-for-sale securities based on the Company’s intentions. Investments are recorded at cost with unrealized gains and temporary unrealized losses recorded in accumulated other comprehensive income (loss), net of applicable taxes. Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss) to other income, net.  Unrealized losses that are other than temporary and due to a decline in expected cash flows are charged against income.

(l)  Stock-Based Compensation
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
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

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

(p)  Reclassifications
Certain prior year amounts have been reclassified to be consistent with the current year classifications, including short term investments that were reclassified from Short Term Investments to Other Current Assets in the Consolidated Balance Sheets.

(q)  New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance which clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements.  This guidance applies under other accounting pronouncements that currently require or permit fair value measurements.  The Company adopted this guidance on January 1, 2008, as required.  In February 2008, the FASB issued a staff position which amends the fair value guidance by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Therefore, the application of the fair value guidance relating to non-financial assets and non-financial liabilities of the Company was adopted on January 1, 2009.  See Note 3 for additional information.

In December 2007, the FASB issued new guidance on business combinations.  The new standard provides revised guidance on how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  This guidance also provides direction for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  It was effective for the Company beginning January 1, 2009 and the Company applied the provisions of this guidance to an acquisition completed in January 2009 (see Note 2).

In March 2008, the FASB issued guidance regarding disclosures about derivative instruments and hedging activities. This guidance was effective for the Company on January 1, 2009 and applies only to financial statement disclosures. The adoption of this guidance did not have a material impact on its consolidated financial statements and related disclosures.

In December 2008, the FASB issued a staff position which requires employers to disclose information about fair value measurements of defined benefit plan assets that are similar to the disclosures about fair value measurements required by the new fair value guidance.  It is effective for the Company’s 2009 annual financial statements.  Since

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

[1]  Summary of Significant Accounting Policies (continued)

(q)  New Accounting Pronouncements (continued)
the staff position only requires enhanced disclosures, the implementation of this guidance did not have an impact on the Company’s financial statements.

In April 2009, the FASB issued a staff position providing additional guidance on factors to consider in determining whether a transaction is orderly when the volume and level of market activity for an asset or liability have significantly decreased. It was effective for the Company beginning April 1, 2009.  The staff position affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.  It applies to all fair value measurements when appropriate.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

[2]  Merger & Acquisition

On January 15, 2009 the Company completed its acquisition of all of the outstanding capital stock of Daniel J. Keating Construction Company, d/b/a Keating Building Company (“Keating”), for total consideration of $51.1 million. Keating provides building construction general contracting services to both government agencies and private non-residential customers.  Keating primarily operates in the northeast and mid-Atlantic regions of the United States and has a history of successfully completed projects in the commercial office building, corporate campus, gaming, hospitality, education, pharmaceutical and institutional building construction markets. Goodwill of $14.3 million was recorded in conjunction with this acquisition.  The acquisition of Keating did not have a material effect on the Company’s results of operations, financial condition or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

[3]  Fair Value Measurements

The fair value guidance establishes a three-tier hierarchy for disclosure of investments at fair value.  This hierarchy prioritizes the inputs used to measure fair value and expands disclosures about assets and liabilities measured at fair value.  A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  These hierarchical tiers are defined as follows:

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

The Company’s investments primarily consist of cash and cash equivalents and auction rate securities (“ARS”).  Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which fair value is determined through quoted market prices. Short-term investments consist of an S&P 500 index mutual fund for which fair value is determined through quoted market prices.

To estimate the fair value of its ARS, the Company utilized an income approach valuation model which considered, among other items, the following inputs: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default or repurchase at par for each period.

At December 31, 2009, the Company had $101.2 million invested in ARS which the Company considers available for sale.  The majority of the ARS held at December 31, 2009, totaling $75.3 million, are securities collateralized by student loan portfolios, which are guaranteed by the United States government.  Additional amounts totaling $17.9 million are invested in securities collateralized by student loan portfolios, which are privately insured.  The remainder of the securities, totaling $8.0 million, are invested in tax-exempt bonds.  Most of the Company’s ARS are rated AAA or AA. Due to the Company’s belief that the market for both government-backed and privately insured student loans, as well as for tax-exempt municipal bonds, may take in excess of twelve months to fully recover, the Company has classified its $101.2 million investment in these securities as non-current and this amount is included in Long-term Investments in the Consolidated Balance Sheets at December 31, 2009.

As a result of a fair valuation analysis, the Company recorded a pretax impairment charge of $5.8 million during 2008.  Of this $5.8 million impairment charge, $2.6 million was deemed to be other-than-temporary and was recorded as a charge against income.  The $3.2 million balance of the impairment charge was deemed to be temporary and was recorded as a charge to stockholders’ equity.  The securities were not deemed to be impaired at December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

[3]  Fair Value Measurements (continued)

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009 (in thousands):

		Fair Value Measurements at Dec. 31, 2009 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active markets	inputs	inputs
	Dec. 31, 2009	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$348,309	$348,309	$-	$-
Short-term investments	76	76	-	-
Auction rate securities	101,201	-		101,201
TOTAL	$449,586	$348,385	$-	$101,201

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in thousands):

Auction Rate
Securities
Balance at December 31, 2008	$103,429
Settlements	(2,228)
Balance at December 31, 2009	$101,201

[4]  Goodwill and Other Intangible Assets

During 2009, the Company completed a reorganization enabling the Company to realize greater operating efficiencies and take full advantage of the civil construction expertise acquired through the merger with Tutor-Saliba. As a result of the reorganization, the composition and number of reporting units has changed.  The Company reallocated goodwill between its reorganized reporting units based on the relative fair value of pre-reorganization reporting unit components distributed to post-reorganization reporting units.  The number of reportable segments has not changed (see Note 13).  Changes in the carrying amount of goodwill during 2009 and 2008 are as follows (in thousands):
			Management
	Building	Civil	Services	Total
Gross goodwill, December 31, 2008	$605,314	$83,163	$66,533	755,010
Accumulated impairment	(146,847)	-	(20,051)	(166,898)
Balance at December 31, 2008	458,467	83,163	46,482	$588,112
Goodwill recorded in connection with
the acquisition of Keating	14,359	-	-	14,359
Subtotal	472,826	83,163	46,482	602,471
Reallocation based on relative fair value	(217,929)	217,824	105	-
Balance at December 31, 2009	$254,897	$300,987	$46,587	$602,471

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

[4]  Goodwill and Other Intangible Assets (continued)

The Company performs its annual impairment test of goodwill and other indefinite-lived intangible assets in the fourth quarter of each year. The first step in the two step process is to compare the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, a second step must be followed to calculate the goodwill impairment. The second step involves determining the fair value of the individual assets and liabilities of the reporting unit and calculating the implied fair value of goodwill. To determine the fair value of its reporting units, the Company uses the income approach, which is based on the cash flows that the reporting unit expects to generate in the future. This income valuation method requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multi-year period, as well as determine the weighted-average cost of capital to be used as a discount rate.  The Company also uses the market valuation method to estimate the fair value of its reporting units by utilizing industry multiples of operating earnings.  Impairment assessment inherently involves management judgments as to assumptions used to project these amounts and the impact of market conditions on those assumptions.

In the fourth quarter of 2009, the Company performed its impairment evaluation of goodwill and other intangible assets.  There was no change in the carrying amount of goodwill and other intangible assets as a result of this evaluation.

In 2008, the Company recorded an impairment to goodwill of approximately $166.9 million.  The Company also recorded impairment charges of $57.6 million ($35.9 million after taxes) related to the trade names and contractor license. The impairment charges were due to degradation in the timing of cash flows caused by delays, postponements and reduction in scope of certain projects that were anticipated to enter into backlog in 2008 or 2009, exacerbated by the global economic conditions experienced in the fourth quarter of 2008.  These non-cash impairment charges relating to goodwill and the other indefinite-lived intangible assets do not affect the Company’s cash position, liquidity or have any impact on future operating results.  The Company also evaluated its finite-lived intangible assets for impairment in 2008, and determined that an impairment of the finite-lived intangible assets did not exist.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years Ended December 31, 2009, 2008 and 2007 (continued)

[4]  Goodwill and Other Intangible Assets (continued)

Other intangible assets consist of the following (in thousands):

		December 31, 2009			Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
	Cost	Amortization	Charge	Value	Period

Trade names	$153,050	$-	$(56,900)	$ 96,150	Indefinite
Contractor license	6,000	-	(680)	5,320	Indefinite
Customer relationships	31,700	(4,243)	-	27,457	11.8 years
Construction contract backlog	33,340	(28,300)	-	5,040	2.5 years
Non-compete agreements	2,400	(2,040)	-	360	5 years
Total	$226,490	$(34,583)	$(57,580)	$ 134,327

		December 31, 2008			Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
	Cost	Amortization	Charge	Value	Period
Trade names	$140,350	$-	56,900)	$83,450	Indefinite
Contractor license	6,000	-	(680)	5,320	Indefinite
Customer relationships	26,700	(1,373)	-	25,327	12.7 years
Construction contract backlog	25,040	(14,951)	-	10,089	2.3 years
Non-compete agreements	2,400	(1,560)	-	840	5 years
Total	$200,490	$(17,884)	$(57,580)	$125,026

Amortization expense for the years ended December 31, 2009 and 2008 totaled $16.7 million and $14.6 million, respectively.  At December 31, 2009, amortization expense is estimated to be $7.8 million in 2010, $3.3 million in 2011, and $2.9 million in 2012, 2013 and 2014.

[5]  Financial Commitments

Long-term Debt

Long-term debt at December 31, 2009 and 2008 consists of the following (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

[5]  Financial Commitments (continued)

	2009	2008

Equipment financing at rates ranging from 2.33% to 7.95%	$37,486	$49,021

Loan on transportation equipment at a rate of 6.44% payable in equal monthly installments over a five year period, with a balloon payment of $29.3 million in 2014	34,398	-

Loan on transportation equipment at a variable LIBOR-based rate plus 2.4% payable in equal monthly installments over a seven year period, with a balloon payment of $12.0 million in 2015	16,044	16,661

Mortgage on land and office building, both at a variable LIBOR-based interest rate plus 2.0% with principal amortized at a fixed rate of 5.25% payable in equal monthly installments over seven and fifteen year periods, respectively. The seven year mortgage includes a balloon payment of $3.0 million in 2016	9,383	-

Mortgage on office building at a rate of 8.96% payable in equal monthly installments over a ten year period, with a balloon payment of approximately $5.3 million in 2010	5,560	5,855

Mortgage on office building at a variable rate of lender's prime rate less 1.0% (1.25% in 2009) payable in equal monthly installments over a ten year period, with a balloon payment of $2.6 million in 2018	4,646	4,843

Mortgage on office building at a rate of 7.16% payable in equal monthly installments over a five year period, with a balloon payment of $1.5 million in 2011	1,614	1,665

Mortgage on office building at a rate of 5.62% payable in equal monthly installments over a five year period, with a balloon payment of $1.1 million in 2013	1,331	1,397

Other Indebtedness	5,643	812
Total	116,105	80,254
Less – current maturities	31,334	18,674
Net long-term debt	$84,771	$61,580

Payments required under these obligations amount to approximately $31.3 million in 2010, $15.5 million in 2011, $8.6 million in 2012, $5.5 million in 2013, $32.0 million in 2014 and $23.2 million in 2015 and beyond.

On September 8, 2008, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N. A.. The Credit Agreement has been amended by a Joinder Agreement dated February 13, 2009 executed by Daniel J. Keating Construction Company and by a First Amendment dated as of February 23, 2009 (collectively, the “Amended Credit Agreement”). The Amended Credit Agreement replaces the Company’s previously existing credit agreement dated February 22, 2007, as amended on May 7, 2008 (the “Prior Agreement”) and allows the Company to borrow up to $155 million on a revolving credit basis, with a $50 million sublimit for letters of credit, and an additional $107.0 million at December 31, 2009 under a supplementary facility to the extent that the $155 million base facility has been fully drawn “Supplementary Facility”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

[5]  Financial Commitments (continued)

Subject to certain conditions, the Company has the option to increase the base facility by up to an additional $45 million. Similar to the Prior Agreement, subsidiaries of the Company unconditionally guarantee the obligations of the Company under the Amended Credit Agreement.  Certain companies not party to the Prior Agreement, have become subsidiaries of the Company as a result of the acquisition of Tutor-Saliba on September 8, 2008 and Daniel J. Keating Construction Company on January 15, 2009, and also became guarantors under the Amended Credit Agreement.   The obligations under the Amended Credit Agreement are secured by a lien on all personal property and certain real property of the Company and its subsidiaries party thereto. Amounts outstanding under the Amended Credit Agreement bear interest at a rate equal to, at the Company's option, (a) the adjusted British Bankers Association LIBOR rate, as defined, plus 100 to 350 basis points (with a floor of 250 basis points for the $155 million base facility) based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA or (b) the higher of the Federal Funds Rate plus 50 basis points, or the prime rate announced by Bank of America, N.A., plus up to 250 basis points based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA. In addition, the Company has agreed to pay quarterly facility fees of 0.50% per annum of the unused portion of the base credit facility and ranging from 0.20% to 0.35% per annum of the unused portion of the supplementary facility. Any outstanding loans under the revolving credit facility and supplementary facility mature on February 22, 2012 and December 31, 2010, respectively, unless extended pursuant to the terms of the Amended Credit Agreement.

The Amended Credit Agreement requires the Company to comply with certain financial and other covenants including minimum net worth, minimum asset coverage, minimum fixed charge coverage and maximum leverage ratios.  The Amended Credit Agreement also includes certain customary provisions for this type of facility, including operational covenants restricting liens, investments, indebtedness, fundamental changes in corporate organization, and dispositions of property, and events of default, certain of which include corresponding grace periods and notice requirements.  In addition, the Amended Credit Agreement provides that the Supplementary Facility shall be reduced by the amount of any reduction in the principal amount of certain auction rate securities presently held by the Company.

On January 13, 2010, the Amended Credit Agreement was amended to increase the Company’s borrowing capacity by $50 million, allowing the Company to borrow up to $205 million on a revolving credit basis and to favorably modify certain financial and other covenants, including setting the net worth covenant at $1.1 billion as of December 31, 2009.  There has been no change to the Supplementary Facility as a result of this amendment.

The Company borrowed under its available revolving credit facilities during a brief period in 2009 and did not utilize the facility during 2008, other than for letters of credit. There are no borrowings outstanding at December 31, 2009.  Accordingly, at December 31, 2009, the Company has $241.6 million available to borrow under the Amended Credit Agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

[5]  Financial Commitments (continued)

The fair value of the $31.1 million and $4.8 million of variable rate debt approximated its carrying value at December 31, 2009 and December 31, 2008, respectively.  For fixed rate debt, fair value is determined based on discounted cash flows for the debt at the Company’s current incremental borrowing rate for similar types of debt.  The estimated fair value of fixed rate debt at December 31, 2009 and 2008 is $87.0 million and $76.8 million, respectively, compared to the carrying amount of $85.0 million and $75.5 million, respectively.

Leases

The Company leases certain construction equipment, vehicles and office space under non-cancelable operating leases.  Future minimum rent payments under non-cancelable operating leases as of December 31, 2009 are as follows (in thousands):

Amount

2010	$10,277
2011	7,951
2012	6,536
2013	6,092
2014	5,896
Thereafter	11,697
Subtotal	48,449

Less - Sublease rental agreements	(149)

Total	$48,300

Rental expense under operating leases of construction equipment, vehicles and office space was $13,199 in 2009, $10,498 in 2008 and $7,492 in 2007.

[6]  Income Taxes

For the years ended December 31, 2009, 2008 and 2007, the income (loss) before taxes, consists of the following (in thousands):

	U.S.	Foreign
	Operations	Operations	Total

2009	$196,088	$9,052	$205,140
2008	(3,734)	(16,116)	(19,850)
2007	154,395	-	154,395

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

[6]  Income Taxes (continued)

The provision for income taxes consists of the following (in thousands):

	Federal	State	Foreign	Total

2009
Current	$65,822	$9,737	$3,061	$78,620
Deferred	(11,139)	506	92	(10,541)
	$54,683	$10, 243	$3,153	$68,079
2008
Current	$54,811	$7,174	$1,289	$63,274
Deferred	(7,732)	(479)	227	(7,984)
	$47,079	$6,695	$1,516	$55,290

2007
Current	$61,198	$6,751	$-	$67,949
Deferred	(9,593)	(1,075)	-	(10,668)
	$51,605	$5,676	$-	$57,281

The table below reconciles the difference between the statutory federal income tax rate and the effective rate provided for income (loss) before income taxes in the Consolidated Statements of Operations.

	2009	2008	2007

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.2	(24.0)	2.6
Officer's Compensation	0.3	(6.6)	-
Impairment of goodwill and other intangible assets	-	(294.3)	-
Other	(5.3)	11.4	(0.5)
Effective tax rate	33.2%	(278.5)	37.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

[6]  Income Taxes (continued)

The following is a summary of the significant components of the deferred tax assets and liabilities as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Deferred Tax Assets
Timing of expense recognition	$43,312	$34,898
Construction contract accounting	-	1,002
Other, net	(35)	2,384
Deferred tax assets	43,277	38,284

Deferred Tax Liabilities
Intangible assets, due primarily to purchase accounting	(55,231)	(57,894)
Fixed assets, due primarily to purchase accounting	(51,125)	(38,906)
Construction contract accounting	(13,707)	(22,169)
Joint ventures - construction	(360)	(3,987)
Other	(461)	(2,601)
Deferred tax liabilities	(120,884)	(125,557)

Net deferred tax liability	$(77,607)	$(87,273)

The net deferred tax liability as of December 31, 2009 and 2008 is classified in the Consolidated Balance Sheets based on when the future benefit (expense) is expected to be realized as follows (in thousands):

	2009	2008

Current deferred tax asset	$1,370	$11,589
Long-term deferred tax liability	(78,997)	(98,862)
	$(77,607)	$(87,273)

No valuation allowance for deferred tax assets was recorded at December 31, 2009 since the Company believes it is more likely than not that all of the deferred tax assets will be realized because they would be recoverable from taxes paid in prior years.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations.  Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.  As of December 31, 2009, unremitted earnings of foreign subsidiaries, which have been or are intended to be permanently invested, aggregated approximately $16.0 million.   It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

The Company identified and reviewed potential tax uncertainties and determined that the exposure to those uncertainties did not have a material impact on the Company’s results of operations or financial condition as of December 31, 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

[7]  Other Assets, Other Long-term Liabilities and Other Income, Net

Other Assets, Other Long-term Liabilities and Other Income, Net consist of the following (in thousands):

 Other Assets
	2009	2008
Mineral reserves	$12,814	$12,850
Deposits	3,090	-
Deferred expenses	1,903	1,432
Other long term sale	1,473	1,556
Land held for sale	-	543
	$19,280	$16,381

Other Long-term Liabilities

	2009	2008
Pension liability	$20,590	$27,829
Mineral royalties payable	11,325	11,360
Deferred purchase price	11,200	8,000
Subcontractor insurance program	7,787	36,558
Employee benefit related liabilities	2,053	2,211
Deferred lease incentive	1,697	1,726
Other	2,392	1,475
	$57,044	$89,159

Other (Expense) Income, Net

	2009	2008	2007
Interest income	$4,666	$12,898	$13,811
Gain (loss) from land sales, net	(340)	(638)	566
Adjustment of investments to fair value	39	(2,721)	-
Gain on sale of property used in operations	157	1,617	1,585
Bank fees	(1,494)	(1,093)	(683)
Miscellaneous income (expense), net	(1,930)	(504)	82
	$1,098	$9,559	$15,361

[8]  Employee Benefit Plans

The Company has a defined benefit pension plan that covers certain of its executive, professional, administrative and clerical employees, subject to certain specified service requirements.  The plan is noncontributory and benefits are based on an employee's years of service and "final average earnings", as defined.  The plan provides reduced benefits for early retirement and takes into account offsets for social security benefits.  The Company also has an unfunded supplemental retirement plan (“Benefit Equalization Plan”) for certain employees whose benefits under the defined

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

 [8]  Employee Benefit Plans (continued)

benefit pension plan were reduced because of compensation limitations under federal tax laws.  Effective June 1, 2004, all benefit accruals under the Company’s pension plan and Benefit Equalization Plan were frozen; however, the current vested benefit was preserved.  Pension disclosure as presented below includes aggregated amounts for both of the Company’s plans, except where otherwise indicated.

The Company historically has used the date of its fiscal year-end as its measurement date to determine the funded status of the plan.

Net periodic benefit cost for 2009, 2008 and 2007 is as follows (in thousands):

	2009	2008	2007

Interest cost on projected benefit obligation	$4,676	$4,658	$4,490
Expected return on plan assets	(4,871)	(4,799)	(4,536)
Amortization of net loss	1,776	1,468	2,261
Net periodic benefit cost	$1,581	$1,327	$2,215

Actuarial assumptions used to determine net cost:
Discount rate	6.29%	6.41%	5.86%
Expected return on assets	7.50%	7.50%	7.50%
Rate of increase in compensation	n.a.	n.a.	n.a.

The expected long-term rate of return on assets assumption will remain at 7.50% for 2010.  The expected long-term rate of return on assets assumption was developed considering forward looking capital market assumptions and historical return expectations for each asset class assuming the Company’s target asset allocation and full availability of invested assets.

The target asset allocation for the Company’s pension plan by asset category for 2010 and the actual asset allocation at December 31, 2009 and 2008 by asset category are as follows:

	Percentage of Plan Assets at December 31,
	Target
	Allocation
Asset Category	2010	2009	2008
Equity securities:
Domestic	60.0%	58.6%	65.8%
International	15.0	14.2	14.7
Fixed income securities	25.0	27.2	19.5
Total	100.0%	100.0%	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

[8]  Employee Benefit Plans (continued)

The target asset allocation was established to attempt to maximize returns with consideration of the long-term nature of the obligations and to reduce the level of overall market volatility through the allocation to fixed income investments.  During the year, the asset allocation is reviewed for adherence to the target asset allocation and the portfolio of investments is rebalanced periodically.

International investments consist primarily of large capitalization equities for which fair value is determined using quoted market prices.  During 2007, the domestic equity portfolio was transferred to funds of hedge funds, with the goal of generating returns in excess of traditional equity funds.  As of December 31, 2009 and 2008, plan assets included approximately $33.8 million and $30.3 million, respectively, of investments in funds of hedge funds which do not have readily determinable fair values. The underlying holdings of the funds are comprised of a combination of assets for which the estimate of fair value is determined using information provided by fund managers. The fixed income allocation comprises a high yield mutual fund which invests primarily in corporate bonds with an average rating of B for which fair value is determined using quoted market prices.

The Company expects to contribute approximately $3.0 million to its defined benefit pension plan in 2010.

Future benefit payments under the plans are estimated as follows (in thousands):

Amount
2010	$5,123
2011	5,203
2012	5,295
2013	5,478
2014	5,632
2015 - 2019	29,672

The following tables provide a reconciliation of the changes in the fair value of plan assets and plan benefit obligations during the two-year period ended December 31, 2009, and a summary of the funded status as of December 31, 2009 and 2008 (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

[8]  Employee Benefit Plans (continued)

Change in Fair Value of Plan Assets	2009	2008
Balance at beginning of year	$46,082	$66,343
Actual return on plan assets	9,247	(19,265)
Company contribution	6,949	3,344
Benefit payments	(4,563)	(4,340)
Balance at end of year	$57,715	$46,082

Change in Benefit Obligations
Balance at beginning of year	$76,350	$74,638
Interest cost	4,676	4,658
Actuarial loss (gain)	4,134	1,394
Benefit payments	(4,563)	(4,340)
Balance at end of year	$80,597	$76,350

Funded Status
Funded status at December 31,	$(22,882)	$(30,268)

Amounts recognized in Consolidated Balance Sheets consist of:
Current liabilities	$(239)	$(228)
Long-term liabilities	(22,643)	(30,040)

Net amount recognized in Consolidated Balance Sheets	$(22,882)	$(30,268)

Amounts not yet reflected in net periodic benefit cost and
included in accumulated other comprehensive loss:
Net Actuarial loss	$(39,488)	$(41,506)
Accumulated other comprehensive loss	(39,488)	(41,506)
Cumulative Company contributions in excess of net periodic benefit cost	16,606	11,238
Net amount recognized in Consolidated Balance Sheets	$(22,882)	$(30,268)

The estimated amount of the net accumulated loss that will be amortized from accumulated other comprehensive loss into net period benefit cost in 2010 is $2.5 million.

	2009	2008
Actuarial assumptions used to determine benefit obligation:
Discount rate	5.84%	6.29%
Rate of increase in compensation	n.a.	n.a.
Measurement date	December 31	December 31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

[8]  Employee Benefit Plans (continued)

The following table sets forth the plan assets at fair value as of December 31, 2009 (in thousands) in accordance with the fair value hierarchy described in Note 3:

	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Total Value
	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$402	$-	$-	$402
Fixed Income	15,269	-	-	15,269
International Mutual Funds	8,219	-	-	8,219
Hedge Fund Investments
Cash	2,469	-	-	2,469
Long-Short Equity Fund	-	-	14,574	14,574
Event Driven Fund	-	-	4,488	4,488
Distressed Credit	-	-	8,651	8,651
Multi-Strategy Fund	-	-	3,643	3,643
Total	$26,359	$-	$31,356	$57,715

Fund strategies seek to capitalize on inefficiencies identified across different asset classes or markets. Hedge fund strategy types include long-short, event driven, multi-strategy and distressed credit.

The table below sets forth a summary of changes in the fair value of the Level 3 assets for the year ended December 31, 2009 (in thousands):

Hedge Fund Investments

Balance, December 31, 2008	$25,026
Realized losses	(1,174)
Unrealized gains	4,685
Purchases, sales, issuances, and settlements (net)	2,819
Balance, December 31, 2009	$31,356

The net actuarial gain arising during the period, netted against the amortization of the previously existing actuarial loss during the period, resulted in net other comprehensive income of $2.0 million in 2009, a net other comprehensive loss of $24.0 million in 2008 and net other comprehensive income of $6.2 million in 2007.  Other comprehensive loss attributable to a change in the unfunded projected benefit obligation amounted to a net increase of $23.7 million recognized in prior years.  The cumulative net amount of $39.5 million represents the excess of the projected benefit obligations of the Company’s pension plans over the fair value of the plans’ assets as of December 31, 2009, compared to a $16.6 million pension asset previously recognized.  The net amount of $22.9 million is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

[8]  Employee Benefit Plans (continued)

reflected as a liability as of December 31, 2009 (see above) with the offset being a reduction in stockholders’ equity.  Adjustments to the amount of this pension liability will be recorded in future years, as required, based upon periodic re-evaluation of the funded status of the Company’s pension plans.

The Company’s plans have benefit obligations in excess of the fair value of the plans’ assets.  The following table provides information relating to each of the plans’ benefit obligations compared to the fair value of its assets as of December 31, 2009 and 2008 (in thousands):

	2009			2008
		Benefit			Benefit
	Pension	Equalization		Pension	Equalization
	Plan	Plan	Total	Plan	Plan	Total
Projected benefit obligation	$77,449	$3,148	$80,597	$73,315	$3,035	$76,350
Accumulated benefit obligation	77,449	3,148	80,597	73,315	3,035	76,350
Fair value of plan assets	57,715	-	57,715	46,082	-	46,082

Projected benefit obligation
greater than fair value of
plan assets	19,734	3,148	22,882	27,233	3,035	30,268

Accumulated benefit obligation
greater than fair value of
plan assets	$19,734	$3,148	$22,882	$27,233	$3,035	$30,268

The Company has a contributory Section 401(k) plan which covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements.  The 401(k) expense provision approximated $4.3 million in 2009, $4.8 million in 2008 and $3.7 million in 2007.  The Company’s contribution is based on a non-discretionary match of employees’ contributions, as defined.

The Company has an incentive compensation plan for key employees which is generally based on the Company’s achievement of a certain level of profit.

The Company also contributes to various multi-employer union retirement plans under collective bargaining agreements which provide retirement benefits for substantially all of its union employees.  The aggregate amounts provided in accordance with the requirements of these plans were approximately $26.0 million in 2009, $30.6 million in 2008, and $25.9 million in 2007. The Multi-employer Pension Plan Amendments Act of 1980 defines certain employer obligations under multi-employer plans.  Information regarding union retirement plans is not available from plan administrators to enable the Company to determine its share of any unfunded vested liabilities.

Under the Employee Retirement Income Security Act, a contributor to a multi-employer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability.  The Company currently has no intention of withdrawing from any of the multi-employer pension plans in which it participates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

[9]  Contingencies and Commitments

The Company and certain of its subsidiaries are involved in litigation and are contingently liable for commitments and performance guarantees arising in the ordinary course of business. The Company and certain of its clients have made claims arising from the performance under its contracts. The Company recognizes certain significant claims for recovery of incurred cost when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. As of December 31, 2009, several matters were in the litigation and dispute resolution process. The following discussion provides a background and current status of these matters.

Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter

During 1995, a joint venture, Tutor-Saliba-Perini, (“Joint Venture”), in which the Company and Tutor-Saliba were partners, filed a complaint in the Superior Court of the State of California for the County of Los Angeles against the Los Angeles County Metropolitan Transportation Authority (“LAMTA”), seeking to recover costs for extra work required by LAMTA in connection with the construction of certain tunnel and station projects. In 1999, LAMTA countered with civil claims under the California False Claims Act (“CFCA”) against the Joint Venture, Tutor-Saliba and the Company jointly and severally (together, “TSP”). In September, 2008, Tutor-Saliba merged with the Company.

Claims concerning the construction of LAMTA projects were tried in 2001. During the trial, based on the Joint Venture’s alleged failure to comply with the court’s discovery orders, the judge issued terminating sanctions that resulted in a substantial judgment against TSP.

TSP appealed and, in January 2005, the State of California Court of Appeal reversed the trial court’s entire judgment and found that the trial court judge had abused his discretion, had violated TSP’s due process rights, and had imposed impermissibly overbroad terminating sanctions. The Court of Appeal also directed the trial court to dismiss LAMTA’s claims that TSP had violated the Unfair Competition Law (“UCL”) because LAMTA lacked standing to bring such a claim, and remanded the Joint Venture’s claims against LAMTA for extra work required by LAMTA and LAMTA’s counterclaim under the CFCA against TSP to the trial court for further proceedings, including a new trial.

In 2006, upon remand, the trial court allowed LAMTA to amend its cross-complaint to add the District Attorney as a party in order to have a plaintiff with standing to assert a UCL claim, and allowed a UCL claim to be added. The court also ordered that individual issues of the case be tried separately.

In December 2006, in the trial of the first issue, which arose out of a 1994 change order involving a Disadvantaged Business Enterprise (“DBE”) subcontractor pass-through claim, the jury found that the Joint Venture had submitted two false claims for payment and had breached its contract with LAMTA and awarded LAMTA $111,651 in direct damages. The court has awarded penalties of $10,000 for each of the two claims and will treble the damages awarded by the Jury.  A final judgment with respect to these claims will not be entered until the entire case has been resolved and is subject to appeal. In addition, the court will determine whether there were any violations of the UCL, but has deferred its decision on those claims until the case is completed. Each such violation may bear a penalty of up to $2,500.

In February 2007, the court granted a Joint Venture motion and precluded LAMTA in future proceedings from presenting its claims that the Joint Venture breached its contract and violated the CFCA by allegedly “frontloading” the so-called “B Series” contracts. The court ordered further briefing on LAMTA’s UCL claim on this issue.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

[9]  Contingencies and Commitments (continued)

In March 2009, the court ruled that LAMTA could not proceed with its breach of contract claims unless it can prove the contracts are constitutional under a “strict scrutiny” standard. LAMTA has informed the court it will drop the contract claims.  The court also ruled that LAMTA may proceed with a trial on its DBE false claims.

In a series of hearings commencing on November 23, 2009, the court ruled on a number of TSP’s and LAMTA’s Motions in limine.  Subsequently, LAMTA has agreed to concede to TSP’s entitlement to be paid on five of TSP’s claims and to the amount requested by TSP with respect to four of the five.  LAMTA will contest the amount of the fifth claim.  LAMTA also abandoned its alleged false claim related to delay.

Trial is expected to start in March 2010.

The ultimate financial impact of the lawsuit is not yet determinable.  Therefore, no provision for loss, if any, has been recorded in the financial statements.

Perini/Kiewit/Cashman Joint Venture-Central Artery/Tunnel Project Matter

Perini/Kiewit/Cashman Joint Venture (“PKC”) a joint venture in which the Company holds a 56% interest and is the managing partner, is currently pursuing a series of claims, instituted at different times over the course of the past ten years, for additional contract time and/or compensation against the Massachusetts Highway Department (“MHD”) for work performed by PKC on a portion of the Central Artery/Tunnel project in Boston, Massachusetts. During construction, MHD ordered PKC to perform changes to the work and issued related direct cost changes with an estimated value, excluding time delay and inefficiency costs, in excess of $100 million. In addition, PKC encountered a number of unforeseen conditions during construction that greatly increased PKC’s cost of performance. MHD has asserted counterclaims for liquidated damages.

Certain of PKC’s claims have been presented to a Disputes Review Board, or DRB, which consists of three construction experts chosen by the parties. To date, the various DRB panels have issued eight awards and several interim decisions on PKC’s claims. The second panel (the “Second DRB”) ruled on a binding basis that PKC is entitled to five compensation awards, less credits, totaling $57.2 million for delays, impacts and inefficiencies caused by MHD to certain of PKC’s work. The first three such awards, totaling $34.5 million, have been confirmed by the Superior Court and were not appealed. The other two awards, totaling $22.7 million, were confirmed by the Superior Court in January 2009 and have been appealed by MHD. The January 2009 Superior Court decision also held that PKC was entitled to post-award, pre-judgment interest on those two awards, albeit at a lower rate than awarded by the Second DRB.

The third panel (the “Third DRB”) made three awards. The first is an award to PKC in the amount of $50.7 million for further delays, impacts and inefficiencies. Of that total award, $41.1 million was issued as a binding arbitration award, and the remaining $9.6 million was issued as a non-binding recommendation. The second award is in the amount of $5.8 million for delay damages. Of that amount, $3.3 million was issued as a binding arbitration award, and $2.5 million was issued as a non-binding recommendation. MHD has appealed both of these awards.  The third award is a binding arbitration award, denying PKC’s $3.7 million claim for further compensable delays.  That award was not appealed by PKC.

The Third DRB also issued three interim decisions. The first interim decision held that PKC’s claim for delays, on which it later issued an award, is not barred or limited by the 10% markups for overhead and profit on change orders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

[9]  Contingencies and Commitments (continued)

The second interim decision held that the date of the project’s substantial completion, for purposes of calculating any liquidated damages, is August 23, 2003. The third interim decision was issued in which the Third DRB decided which portions of PKC’s claims are subject to binding arbitration.  MHD has appealed that decision.

It is PKC’s position that the remaining claims to be decided by the DRB on a binding basis have an anticipated value of approximately $28 million, plus interest.  PKC also claims it is due interest on the amounts awarded by the Third DRB.  MHD disputes that the remaining claims before the DRB may be decided on a binding basis, and further disputes that any interest is due. Hearings before the DRB occurred throughout 2009 and are scheduled to continue during 2010.

Management has made an estimate of the total anticipated cost recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final cost recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Investigation by U.S. Attorney for Eastern District of New York

In 2001, the Company received a grand jury subpoena for documents in connection with an investigation by the U.S. Attorney’s Office for the Eastern District of New York. The investigation concerns contracting between the Company’s civil division and disadvantaged, minority, and women-owned businesses in the New York City area construction industry.  The Company has cooperated with the U.S. Attorney’s Office in the investigation and produced documents pursuant to the subpoena in 2001 and 2002.  In August 2006 and May 2007, the Company received additional grand jury subpoenas for documents in connection with the same investigation.  The Company subsequently produced documents pursuant to those subpoenas, and continues to cooperate in the investigation.   In December 2008, the Company was informed by the U.S. Attorney’s Office that a determination had been made not to bring any criminal charges against the Company in connection with the investigation, and that the matter would be best resolved by a purely civil settlement.

On January 13, 2009, an indictment stemming from the investigation was unsealed in the Eastern District of New York.  The indictment alleges fraud charges against two former employees of the Company – a former president of the civil division and a former procurement manager in the civil division.  Both of these employees left the Company nearly three years ago, and neither is currently associated with Tutor Perini.

The Company and the U.S. Attorney’s Office entered a civil settlement agreement on October 30, 2009, that resolves all outstanding allegations relating to the Company and its civil division.  Under the agreement, the Company paid $9.75 million to the U.S. Justice Department.  This amount was fully provided for in prior years and therefore did not have a significant impact on the Company’s 2009 results of operations.

By letter dated December 22, 2009, the Federal Highway Administration indicated that the Company is presently responsible; that the initiation of suspension and debarment action is not required to protect the public interest; and that the Company is eligible to participate in federally funded projects and programs.

Long Island Expressway/Cross Island Parkway Matter

The Company reconstructed the Long Island Expressway/Cross Island Parkway Interchange for the New York State Department of Transportation (the “NYSDOT”). The $130 million project (the “Project”) included the complete

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

[9]  Contingencies and Commitments (continued)

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

The Company sought approximately $33 million of additional relief from the NYSDOT for the delay and extra work it experienced. The NYSDOT, however, declined to grant the Company any further relief. Moreover, the NYSDOT stated it will take an adjustment of approximately $2.5 million of the $8.5 million it previously paid to the Company for its extended overhead costs. Since the NYSDOT has accepted the Company’s work as complete, it must close out the Project contract. The Company is actively pursuing the closeout of this contract with NYSDOT.

After the closeout of the Project contract by the NYSDOT, the Company had intended to file a formal claim with the NYSDOT for the delay and extra work it experienced, as well as for appropriate portions of the adjustment taken by the NYSDOT to the amounts previously paid to the Company for its extended overhead costs, as a condition precedent to filing an action in the New York Court of Claims. However, as a result of a meeting with the NYSDOT on January 26, 2009, the NYSDOT has indicated a willingness to engage in settlement negotiations to resolve all claims.  On April 20, 2009, the Company made a presentation of its position to the NYSDOT regarding the additional relief it seeks from the NYSDOT.  To date the parties have been unable to reach a settlement agreement.

Management has made an estimate of the total anticipated cost recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final cost recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Queensridge Matter

Perini Building Company, Inc. (“PBC”) was the general contractor for the construction of One Queensridge Place, a condominium project in Las Vegas, Nevada. The developer of the project, Queensridge Towers, LLC / Executive Home Builders, Inc. (“Queensridge”), has failed to pay PBC for work which PBC and its subcontractors performed on the project.

The subcontractors have brought claims against PBC and have filed liens on the property in the amount of approximately $25 million. PBC has also filed a lien on the property in the amount of $24 million, representing unpaid contract balances and additional work.  PBC’s lien has been reduced to approximately $19.2 million, such reduction based on duplication with independent subcontractor liens, matters that have been settled, and other matters subject to executed liquidating agreements.  The subordination of PBC’s lien to a pre-existing security

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

[9]  Contingencies and Commitments (continued)

interest of the lender as to amounts over $11.2 million is a disputed issue.

Queensridge has alleged that PBC and the subcontractors are not due the amounts which were sought and that it has backcharges from incomplete and defective work.

Through an action in the Clark County District Court in Nevada, PBC has asked the court to consolidate all of the claims into one proceeding and to compel Queensridge and the subcontractors to participate in binding arbitration of all of those claims per the requirements of the contract. The court advised that it would not act on the Motion to Compel Arbitration until it ruled on several other pending motions, including cross motions for spoliation.

Evidentiary hearings on spoliation were held and have been concluded.  The court denied Queensridge’s request for terminating sanctions and granted PBC’s motion to compel arbitration with Queensridge and those subcontractors whose cases are consolidated with the subject case.  The court found no evidence of intentional spoliation by PBC, no evidence that anything relevant or prejudicial was lost, and no malice or mal-intent by PBC or its counsel.  Queensridge brought a motion for reconsideration.  PBC anticipates that motion will be denied.

Accordingly, PBC should now proceed with the merits of the dispute through arbitration. To date, efforts by the parties to settle the matter have not been successful.

Management has made an estimate of the total anticipated cost recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final cost recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Gaylord Hotel and Convention Center Matter

In 2005, Gaylord National, LLC (“Gaylord”), as Owner, and Perini Building Company, Inc. /Tompkins Builders, Joint Venture (“PTJV”), as Construction Manager, entered into a contract to construct the Gaylord National Resort and Convention Center (the “Project”) in Maryland. PBC is the managing partner of the joint venture. The Project is complete, and as part of its settlement with Gaylord reached in November 2008, PTJV agreed to perform additional punchlist and related work valued at $3 million. PTJV also agreed to pay all subcontractors and defend all claims and lien actions by them relating to the Project.

PTJV closed out most major subcontracts in 2009, including those with Pierce Associates, Inc., Banker Steel Company, Inc., and MTR Electrical Construction, LLC. Resolution of the issues with the remaining subcontractors may require mediation, arbitration and/or trial. PTJV is pursuing an insurance claim related to Banker Steel’s work. In November 2009, PTJV filed suit against Factory Mutual Insurance Co. (“FM”) in the Maryland federal district court alleging FM breached the insurance contracts and for declaratory judgment with respect to the insurance coverage.  Pursuant to a separate agreement with Banker Steel, PTJV will share in any net recovery resulting from Banker Steel’s lawsuit against its supplier which was filed in February 2010 and is pending in the Virginia federal court.

Management has made an estimate of the total anticipated cost recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final cost recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

[9]  Contingencies and Commitments (continued)

UCLA Westwood Replacement Hospital Matter

This project, which was undertaken by the joint venture of Tutor-Saliba Corporation and Perini Corporation (“TSP”), involved the construction of a new hospital on the University of California, Los Angeles campus. The project Owner is the University of California at Los Angeles (the “Owner”). The project has been completed.

The project experienced significant delays, impacts and inefficiencies which TSP maintains were the result of Owner caused delays and design deficiencies. TSP has submitted a claim to the Owner that includes a delay claim which, under the contract between TSP and the Owner, is compensable at the rate of $25,000 per day, and a labor and material escalation claim in the amount of $800,000.

TSP has filed a lawsuit, in Los Angeles Superior Court, against the Owner on behalf of TSP and its subcontractors. TSP is seeking $36 million on behalf of itself and $171 million on behalf of its subcontractors. The Owner has filed a Cross Complaint against TSP, the Company, Tutor-Saliba Corporation, Helix Electric Inc., and others (together “Tutor Perini Defendants”)  alleging contract breach and violation of the California False Claims Act. Helix Electric, Inc. (“Helix”) was a subcontractor to TSP.  The Owner is seeking $62.2 million for contract breach from the Tutor Perini Defendants; $4.3 million, trebled, for false claims from the Tutor Perini Defendants and Helix; and other relief. The subcontractors have filed lawsuits against TSP seeking the aforementioned $171 million in what are essentially pass through claims to the Owner.  Pursuant to the provisions of TSP’s agreements with its subcontractors, TSP is not responsible to pay subcontractors for Owner-caused damages.

The Owner has audited the books and records of TSP and its subcontractors.  Global negotiations, originally scheduled for May 2009, did not take place.  The court has ordered limited informal discovery under “Mediation Privilege”; ordered the Owner to produce its records; granted TSP’s motion to lift the discovery stay with respect to third parties (e.g., Owner’s Architect, Construction Manager and Inspectors); and will allow limited depositions prior to mediation.

All cases have been deemed related and consolidated.  The consolidated cases will be referred to as “In Re UCLA Westwood Replacement Hospital Cases.”  TSP is designated lead plaintiff.

This matter is currently in the discovery phase limited to prepare for mediation.  Mediation is scheduled to start on April 26, 2010.

Management has made an estimate of the total anticipated cost recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final cost recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Palomar Pomerado Health Matter

Rudolph and Sletten (“R&S”) was construction manager for Palomar Pomerado Health (“PPH”) regarding its capital expansion program commencing in 2003 through the end of 2009.  Portions of the work were terminated for convenience by PPH in 2008.  PPH audited R&S’ books and records and made an unsubstantiated claim for approximately $5 million in alleged inappropriate billings. R&S reviewed its billings, corrected certain miscoded billings and submitted revised billings. The adjustment by R&S was less than $70,000.  R&S is evaluating whether or not PPH wrongfully terminated R&S’s contract for convenience and wrongfully awarded the balance of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

[9]  Contingencies and Commitments (continued)

contract to another construction manager/contractor.

To date, attempts by the parties to achieve a negotiated resolution have been unsuccessful.  On December 10, 2009, PPH filed a lawsuit, in Superior Court of the State of California for the County of San Diego, against R&S.  The complaint includes claims for breach of contract, civil fraud and negligent misrepresentation. R&S intends to file a cross-complaint against PPH. The ultimate financial impact of the lawsuit is not yet determinable.  Therefore, no provision for loss, if any, has been recorded in the financial statements.

Fontainebleau Matter

Desert Plumbing & Heating Co. (“DPH”), a wholly owned subsidiary of the Company, was the plumbing and mechanical subcontractor on the Fontainebleau Project in Las Vegas (the “Project”). The Project is a hotel/casino complex with approximately 3,800 rooms.

The Project owner is Fontainebleau Las Vegas, LLC (“Fontainebleau”) and an owner-controlled contracting company, Turnberry West Construction, Inc. (“Turnberry”), is the general contractor. DPH has four contracts on the Project: one with the Fontainebleau, one with Turnberry and two with other Turnberry subcontractors (collectively the “Contracts”).

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

DPH has filed liens in Nevada for approximately $42 million, representing its unreimbursed costs to date and lost profits, including anticipated profits; other unaffiliated subcontractors have filed liens. On June 17, 2009, DPH filed suit against Turnberry, in the 8th Judicial District Court, Clark County, Nevada, seeking damages based on contract theories.

The bankruptcy court has ruled that the subcontractors cannot make a combined credit bid to purchase the property.  A lender group initiated an action against the mechanics lien holders, including DPH, seeking, among other things, a ruling that the lenders have priority over the mechanics lien holders.  A property auction took place on January 21, 2010.  As a result of the court ordered auction, Icahn Nevada Gaming Acquisition LLC (“Icahn Nevada”) acquired clear and free title to the Project in exchange for approximately $156.2 million. The first $51 million of that amount will go to satisfy the Debtor in Possession (“DIP”) financing. DPH and other lien holders have filed appeals with respect to portions of the DIP financing.  The remainder of Ichan Nevada’s purchase price will be set aside for the other creditors of the bankruptcy estate in order of seniority.  The Icahn Nevada acquisition is scheduled to close in February 2010.

Management has made an estimate of the total anticipated recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final recovery included in the claim varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

[9]  Contingencies and Commitments (continued)

Shareholder Litigation

Isham and Rollman Securities Litigation Matters

Two putative class actions were filed in the U.S. District Court for the District of Massachusetts on behalf of individuals who purchased the Company’s stock between November 2, 2006 and January 17, 2008, alleging securities fraud violations against the Company and its executives Ronald N. Tutor, Robert Band, Michael E. Ciskey and Kenneth R. Burk (collectively, the “Isham/Rollman Individual Defendants”). The first lawsuit was filed on August 18, 2008, by an individual named William B. Isham. On September 11, 2008, an individual named Marion Rollman filed the second lawsuit.

In both cases, the plaintiffs claimed that the Company and the Isham/Rollman Individual Defendants violated sections 10(b) and 20(a) of the 1934 Exchange Act, as well as the SEC’s Rule 10b-5. The complaints allege generally that the defendants purportedly made material misrepresentations or omissions in press releases and SEC filings regarding the future prospects for Las Vegas construction projects. The plaintiffs claim that the alleged misrepresentations or omissions had the effect of artificially inflating the value of the Company’s stock. Plaintiffs further alleged that stock sales by the Isham/Rollman Individual Defendants prior to disclosures related to the developer of one of the Las Vegas projects support the claims that the defendants misrepresented or omitted material facts regarding the future prospects of these projects. Plaintiffs sought certification of the matter as a class action, and damages allegedly incurred by the Company’s shareholders who had purchased stock during the putative class period. On October 20, 2008, two pension funds, the Iron Workers District Council, Southern Ohio & Vicinity Pension Trust and the Operating Engineers Construction Industry and Miscellaneous Pension Fund, moved to consolidate the two cases and to be appointed lead plaintiff under the Private Securities Litigation Reform Act (“PSLRA”). The court granted that motion on December 10, 2008. The parties agreed to a stipulated scheduling order, which provided that plaintiffs were to file a consolidated amended complaint by February 9, 2009 and Defendants were to file any motions to dismiss by March 26, 2009. The consolidated amended complaint repeated the allegations and counts from the initial complaints, while adding additional factual allegations regarding financial difficulties with The Cosmopolitan Resort and Casino project in Las Vegas.

Defendants filed motions to dismiss on April 17, 2009, which were granted by the court on October 7, 2009.  Thereafter, following the parties’ execution of a Notice Not to Replead and Stipulation of Dismissal, the court filed its Order of Dismissal with Prejudice on November 30, 2009.

Adams Derivative Lawsuit

On January 28, 2009, an individual named Kathy Adams, who is allegedly a holder of the Company’s common stock, sent the Company’s Board of Directors a letter demanding that the Board commence an investigation of potential claims against certain current or former officers and directors of the Company for alleged breaches of their fiduciary duties owed to the Company, resulting from alleged failures to disclose purported problems with the Company’s Las Vegas construction projects.  The Company’s Board of Directors voted to form a Special Litigation Committee (“SLC”) to investigate Adams’ allegations.  That action was communicated to Adams’ counsel on April 27, 2009.  The SLC retained independent counsel to conduct the investigation.

The SLC’s independent counsel has concluded its investigation, deciding that it is not in the Company’s interest to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

[9]  Contingencies and Commitments (continued)

pursue a claim based on Adams’ demand.  Further activity in this matter will depend on whether Adams re-files her complaint.

[10]  Capital Stock

(a)  Common Stock
On September 8, 2008, the Company’s shareholders approved an increase in the number of authorized shares of common stock from 40 million shares to 75 million shares.  On the same day, the Company acquired all of the outstanding shares of Tutor-Saliba, a privately-held California-based construction company, in exchange for 22,987,293 shares of the Company’s common stock.  These shares are subject to certain liquidation restrictions contained in a shareholders agreement between Mr. Tutor, the Company and other former Tutor-Saliba shareholders.

(b)  Common Stock Repurchase Program
On November 13, 2008, the Company’s Board of Directors authorized a program to repurchase up to $100 million of the Company’s common stock over the then following 12 months.  On November 24, 2009, the Company’s Board of Directors extended the program through March 31, 2010.  Under the terms of the program, the Company may repurchase shares in open market purchases or through privately negotiated transactions. The Company expects to use cash on hand to fund repurchases of its common stock.  Stock repurchases will be conducted in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  The timing and amount of any repurchase will be based on management’s evaluation of market conditions, business considerations and other factors.  Repurchases also may be made under 10b5-1 plans, which would permit common stock to be purchased when the Company would otherwise be prohibited from doing so under insider trading laws.

The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of its common stock, and the program may be extended, modified, suspended or discontinued at any time, at the Company’s discretion.  During 2008, the Company repurchased 2,003,398 shares under the program for an aggregate purchase price of $31.8 million. There were no repurchases made during 2009.

(c)  Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock.  At December 31, 2009 and 2008, there were no preferred shares issued and outstanding.

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

The Company recognized total compensation expense of $12.5 million, $12.1 million and $14.4 million in 2009, 2008 and 2007, respectively, related to stock-based compensation awards which is included in “General and Administrative Expenses” in the Consolidated Statements of Operations.  Income tax benefits of $4.2 million, $4.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

[11]  Stock-Based Compensation (continued)

(a)  2004 Stock Option and Incentive Plan (continued)

million and $5.4 million in 2009, 2008 and 2007, respectively, have been recognized relating to these awards.  A total of 364,278 shares of common stock are available for future grant under the Plan at December 31, 2009.

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

Restricted Stock Awards
Restricted stock awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain pre-established pre-tax income performance targets. Upon vesting, each award is exchanged for one share of the Company’s common stock.  As of December 31, 2009, the Compensation Committee has approved the grant of an aggregate of 3,742,500 restricted stock awards to eligible participants.   During 2009, the Company granted 975,000 restricted stock units, including 750,000 restricted stock units for which a grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.  During 2008 and 2007, the Company granted 1,122,500 and 50,000 restricted stock awards, respectively.  The awards granted in 2009, 2008 and 2007 had a weighted-average grant date fair value of $20.71, $22.79 and $53.22, respectively.  The grant date fair value is determined based on the closing price of the Company’s common stock on the date of grant.

The Company recognized compensation expense of $9.8 million, $11.6 million and $14.4 million in 2009, 2008 and 2007, respectively, related to the restricted stock awards which is included in “General and Administrative Expenses”.  As of December 31, 2009, there was $18.9 million of unrecognized compensation cost related to the unvested awards which, absent significant forfeitures in the future, is expected to be recognized over a weighted-average period of approximately 3.5 years.

A summary of restricted stock awards activity during the year ended December 31, 2009 is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

[11]  Stock-Based Compensation (continued)

(a) 2004 Stock Option and Incentive Plan (continued)

		Weighted-Average	Aggregate
	Number	Grant Date	Intrinsic
	of Shares	Fair Value	Value

Unvested, January 1, 2009	1,797,501	26.26	$42,025,573
Vested	(265,000)	33.86	8,972,900
Granted	275,000	20.71	4,972,000
Forfeited	(90,000)	29.17
	1,717,501	24.05	31,052,418
Approved for grant	700,000	(a)	12,656,000
Unvested, December 31, 2009	2,417,501	n.a.	43,708,418

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

The outstanding unvested awards at December 31, 2009 are scheduled to vest as follows, subject where applicable to the achievement of performance targets.  As described above, certain performance targets are not yet established.

Vesting Date	Number of Awards
2010	685,001
2011	225,000
2012	200,000
2013	1,157,500
2014	150,000
Total	2,417,501

Approximately 451,667 of the unvested awards will vest based on the satisfaction of service requirements and 1,965,834 will vest based on the satisfaction of both service requirements and the achievement of pre-tax income performance targets.  The aggregate fair value of restricted stock awards vested in 2008 and 2007 was $11.8 million and $5.2 million, respectively.

Stock Options
During 2009, the Company granted 750,000 stock options under the Plan to eligible participants, including 600,000 options for which a grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.  The exercise price of the options is equal to the closing price of the Company’s common stock on the date the awards were made by the Compensation Committee.  The options vest in five equal annual installments from 2010 through 2014 upon the achievement of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

[11]  Stock-Based Compensation (continued)

(a) 2004 Stock Option and Incentive Plan (continued)

pre-tax income performance targets as established by the Compensation Committee.  The options expire on May 28, 2019.

The Company recognized compensation expense of $2.7 million in 2009 and $0.5 million in 2008 related to stock option grants.  No compensation expense related to stock option grants was recognized in 2007.  As of December 31, 2009, there was $7.5 million of unrecognized compensation cost related to the outstanding options which, absent significant forfeitures in the future, is expected to be recognized over a weighted-average period of approximately 3.6 years.

A summary of stock option activity under the Plan during the year ended December 31, 2009 is as follows:

		Weighted Average
	Number	Grant Date	Exercise
	of Shares	Fair Value	Price

Outstanding - January 1, 2009	805,000	$11.78	$20.68
Granted	150,000	9.98	20.33
Forfeited	(20,000)	14.84	26.19
Subtotal	935,000	11.42	20.51
Approved for grant	600,000	(a)	20.33
Outstanding - December 31, 2009	1,535,000	n.a.	20.44

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

Approximately 785,000 of the outstanding options will vest based on the satisfaction of service requirements and 750,000 will vest based on the satisfaction of both service requirements and the achievement of pre-tax income performance targets.

The outstanding options had an intrinsic value of approximately $1.8 million and a weighted-average remaining contractual life of 9.1 years at December 31, 2009.  None of the outstanding options were exercisable at December 31, 2009.

The fair value of the initial tranche of the 2009 awards was determined using the Black-Scholes-Merton option pricing model using the following key assumptions:

Risk-free interest rates	2.65%
Expected life of options	5.5 years
Expected volatility of underlying stock	51.11%
Expected quarterly dividends (per share)	$0.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007 (continued)
[11]  Stock-Based Compensation (continued)

(b)  Special Equity Incentive Plan
The Company is authorized to grant up to 3,000,000 non-qualified stock options to key executives, employees and directors of the Company under the Special Equity Incentive Plan (the “Incentive Plan”).  Options are granted at not less than the fair market value on the date of grant, as defined, and generally expire 10 years from the date of grant. No options were granted under the Incentive Plan in 2009, 2008 or 2007.  As of December 31, 2009, 29,000 options were outstanding and exercisable at a weighted-average exercise price of $3.84.  The outstanding options had an intrinsic value of approximately $0.4 million and a weighted-average remaining contractual life of 0.6 years at December 31, 2009.  In 2009, 7,500 stock options were exercised with an intrinsic value of $0.1 million and a weighted average exercise price of $4.50.  There were no options exercised in 2008.  The intrinsic value of options exercised in 2007 was $9.3 million.  A total of 195,634 shares of common stock are available for future grant under the Incentive Plan at December 31, 2009.

[12]  Unaudited Quarterly Financial Data

The following table sets forth unaudited quarterly financial data for the years ended December 31, 2009 and 2008
(in thousands, except per share amounts):

	2009 by Quarter
	1st	2nd	3rd	4th
Revenues	$1,518,282	$1,382,748	$1,168,769	$1,082,167
Gross Profit	106,910	108,213	85,366	87,558
Net Income	38,981	38,897	$26,684	$32,499

Basic earnings per common share	$0.80	$0.80	$0.55	$0.67

Diluted earnings per common share	$0.80	$0.79	$0.54	$0.66

	2008 by Quarter
	1st	2nd	3rd	4th (a)
Revenues	$1,256,336	$1,388,387	$1,412,635	$1,602,928
Gross profit	66,562	70,998	85,507	110,163
Net Income (loss)	25,153	28,557	34,106	(162,956)

	$0.93	$1.05	$1.03	$(3.29)
Basic earnings (loss) per common share
	$0.91	$1.03	$1.01	$(3.29)
Diluted earnings (loss) per common share

(a)  The net loss in the fourth quarter of 2008 includes an after-tax impairment charge of $202.8 million, or $4.08 per diluted share, relating to goodwill and certain intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

[13]  Business Segments

During 2009, the Company’s chief operating decision maker was the Chairman and Chief Executive Officer who decides how to allocate resources and assess performance of the business segments.  Generally, the Company evaluates performance of its operating segments on the basis of income from operations and cash flow.

During 2009 the Company completed a reorganization which resulted in the reallocation of goodwill between reportable segments.  Asset balances by reportable segment have been restated for 2008 to reflect this reallocation.  The reorganization had no impact on comparability of assets in 2007 or the comparability of operating results between reportable segments.  The following tables set forth certain business and geographic segment information relating to the Company’s operations for each of the three years in the period ended December 31, 2009 (in thousands).

	Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Totals	Corporate		Total
2009
Revenues	$4,484,937	$361,677	$305,352	$5,151,966	$-		$5,151,966
Income from Construction Operations	155,500	44,268	53,447	253,215	(41,672)	(a)	211,543
Assets	1,580,735	562,728	293,177	2,436,640	384,014	(b)	2,820,654
Capital Expenditures	19,671	13,624	5	33,300	9,439		42,739

2008
Revenues	$5,146,563	$310,722	$203,001	$5,660,286	$-		$5,660,286
Income (loss) from
Construction Operations:
Before Impairment Charge	151,797	28,115	41,459	221,371	(22,139)	(a)	199,232
Impairment Charge	(197,627)	(6,000)	(20,851)	(224,478)	-		(224,478)
After Impairment Charge	(45,830)	22,115	20,608	(3,107)	(22,139)		(25,246)
Assets (c)	1,743,547	602,436	178,201	2,524,184	548,894	(b)	3,073,078
Capital Expenditures	20,490	18,359	2,309	41,158	53,050		94,208

2007
Revenues	$4,248,814	$234,778	$144,766	$4,628,358	$-		$4,628,358
Income (Loss) from
Construction Operations	127,426	12,991)	49,402	163,837	(22,856)	(a)	140,981
Assets	995,303	181,798	23,697	1,200,798	453,317	(b)	1,654,115
Capital Expenditures	19,111	4,504	270	23,885	-		23,885

(a)    Consists of corporate general and administrative expenses.

(b)    Consists principally of cash and cash equivalents, corporate transportation equipment, net deferred tax asset, and other investments available for general corporate purposes.

(c)    Restated to reflect the reallocation of goodwill out of the building segment, in the amount of $217.9 million, and into the civil and the management services segments, in the amount of $217.8 million and $0.1 million respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

[13]  Business Segments (continued)

Revenues from Project CityCenter and other projects in Las Vegas, Nevada for MGM MIRAGE in the building segment totaled approximately $1,968 million (or 38% of total revenues in 2009), $2,263 million (or 40% of total revenues in 2008), and $1,495 million (or 32% of total revenues) in 2007.

Information concerning principal geographic areas is as follows (in thousands):

	Revenues
	2009	2008	2007

United States	$4,853,477	$5,464,944	$4,494,976
Foreign and U.S. Territories	298,489	195,342	133,382

Total	$5,151,966	$5,660,286	$4,628,358

	Income (Loss) from Construction Operations
	2009	2008	2007

United States	$202,852	$181,739	$114,986
Foreign and U.S. Territories	50,363	39,632	48,851
Corporate	(41,672)	(22,139)	(22,856)
Goodwill and intangible asset impairment	-	(224,478)

Total	$211,543	$(25,246)	$140,981

	Assets
	2009	2008	2007

United States	$2,665,513	$2,934,381	$1,654,115
Foreign and U.S. Territories	155,141	138,697	-

Total	$2,820,654	3,073,078	$1,654,115

Income from construction operations has been allocated geographically based on the location of the job site.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007 (continued)

[14]  Related Party Transactions

The Company leases certain facilities from Ronald N. Tutor, the Company’s chairman and chief executive officer, and an affiliate owned by Mr. Tutor under non-cancelable operating lease agreements with monthly payments of $180,000, which increase at 3% per annum beginning August 1, 2010 and expire in July 31, 2016.  Lease expense for these leases, recorded on a straight-line basis, was $2.3 million for the year ended December 31, 2009 and $0.7 million for the four months ended December 31, 2008.

In the fourth quarter of 2008, the Company repaid in full $58.5 million of notes payable due to the former Tutor-Saliba shareholders which was assumed in the merger.  Approximately $55.9 million of the total was paid to two trusts controlled by Mr. Tutor.

An affiliate of Mr. Tutor had an outstanding note payable to a Company joint venture, of which the Company’s proportionate share was $0.2 million as of December 31, 2008.  This amount was paid off entirely during 2009.

The Vice Chairman of O&G Industries, Inc. (“O&G”) is a director of the Company.  O&G participates in joint ventures with the Company, the Company’s share of which contributed $1.2 million (or less than 1%), $6.1 million (or less than 1%) and $3.1 million (or less than 1%) to the Company’s consolidated revenues in 2009, 2008 and 2007, respectively.  The cumulative holdings of O&G as of December 31, 2009, 2008 and 2007 was 600,000 shares, or 1.24% of total common shares outstanding at December 31, 2009.

On May 28, 2009, the Board of Directors of the Company approved a one-time cash payment of $3 million to Mr. Tutor, for his agreement to personally guarantee certain surety bond obligations related to a significant construction project awarded to the Company in July 2008. The Company made the payment in June 2009. Mr. Tutor was required by the surety companies to enter into this guaranty for the benefit of the Company in connection with the award of the project. Mr. Tutor has agreed to remain as guarantor until the project is completed. In determining the appropriate fee to pay Mr. Tutor for this guaranty, the Board of Directors considered information about market rates for third-party guaranty fees.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tutor Perini Corporation
Sylmar, CA

We have audited the accompanying consolidated balance sheets of Tutor Perini Corporation and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tutor Perini Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche, LLP

Los Angeles, California

March 1, 2010

Exhibit Index

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Act of 1934 and are referred to and incorporated herein by reference to such filings.

Exhibit 2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1
Agreement and Plan of Merger, dated as of April 2, 2008, by and among Tutor Perini Corporation, Trifecta Acquisition LLC, Tutor-Saliba Corporation, Ronald N. Tutor and shareholders of Tutor-Saliba Corporation signatory thereto (incorporated by reference to Exhibit 2.1 to Form 8-K filed on April 7, 2008).

2.2
Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 28, 2008, by and among Tutor Perini Corporation, Trifecta Acquisition LLC, Tutor-Saliba Corporation, Ronald N. Tutor and shareholders of Tutor-Saliba Corporation signatory thereto (incorporated by reference to Exhibit 2.2 to Form 10-Q filed on August 8, 2008).

Exhibit 3.	Articles of Incorporation and By-laws

	3.1	Restated Articles of Organization (incorporated by reference to Exhibit 4 to Form S-2 (File No. 33-28401) filed on April 28, 1989).

	3.2	Articles of Amendment to the Restated Articles of Organization of the Tutor Perini Corporation (incorporated by reference to Exhibit 3.2 to Form S-1 (File No. 333-111338) filed on December 19, 2003).

	3.3	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 12, 2000).

	3.4	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 11, 2008.)

	3.5	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.5 to Form 10-Q filed on August 10, 2009).

	3.6	Second Amended and Restated By-laws of Tutor Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 24, 2009).

Exhibit Index
(Continued)

Exhibit 4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1
Registration Rights Agreement by and among Tutor Perini Corporation, Tutor-Saliba Corporation, Ronald N. Tutor, O&G Industries, Inc. and National Union Fire Insurance Company of Pittsburgh, Pa., BLUM Capital Partners, L.P., PB Capital Partners, L.P., The Common Fund for Non-Profit Organizations, and The Union Labor Life Insurance Company, acting on behalf of its Separate Account P, dated as of March 29, 2000 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 12, 2000).

4.2
Shareholders Agreement, dated April 2, 2008, by and among Tutor Perini Corporation, Ronald N. Tutor and the shareholders of Tutor-Saliba Corporation signatory thereto (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 7, 2008).

Exhibit 10.	Material Contracts

10.1*
Amendment No. 1 dated March 20, 2009 to the Amended and Restated Employment Agreement dated December 23, 2008, by and between Perini Corporation and Ronald N. Tutor (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 8, 2009).

10.2*
Tutor Perini Corporation Amended and Restated (2004) Construction Business Unit Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to Form S-1 (File No. 333-111338) filed on March 8, 2004).

	10.3*	Special Equity Incentive Plan (incorporated by reference to Exhibit A to Tutor Perini Corporation’s Proxy Statement for the Annual Meeting of Stockholders dated April 19, 2000).

	10.4*	Tutor Perini Corporation 2004 Stock Option and Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Form DEF 14A filed on April 17, 2009).

10.5
Promissory Note dated as of September 6, 2000 by and among Mt. Wayte Realty, LLC (a wholly owned subsidiary of Tutor Perini Corporation) and The Manufacturers Life Insurance Company (U.S.A.) (incorporated by reference to Exhibit 10.34 to Tutor Perini Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2000 filed on November 6, 2000).

	10.6*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Form S-1 (File No. 333-111338) filed on February 10, 2004).

10.7*
Form of Restricted Stock Unit Award Agreement under the Tutor Perini Corporation 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.24 to Tutor Perini Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 4, 2005).

Exhibit Index
(Continued)

10.8
Letter Agreement by and among Tutor Perini Corporation, BLUM Capital Partners, L.P., PB Capital Partners, L.P., National Union Fire Insurance Company of Pittsburgh, Pa., The Union Labor Life Insurance Company, O&G Industries, Inc. and Tutor-Saliba Corporation, dated as of December 14, 2005 (incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 4 to Form S-1 (File No. 333-117344) filed on December 14, 2005).

10.9*
Restricted Stock Unit Award Agreement under the Tutor Perini Corporation 2004 Stock Option and Incentive Plan dated as of September 26, 2007 between the Company and Kenneth R. Burk (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 9, 2007).

	10.10*	Employment Agreement, dated April 2, 2008, by and between Tutor Perini Corporation and Ronald N. Tutor (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 7, 2008).

10.11*
Amended and Restated Employment Agreement dated December 23, 2008, by and between Tutor Perini Corporation and Ronald N. Tutor (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 23, 2008).

10.12
Third Amended and Restated Credit Agreement dated as of September 8, 2008 among Tutor Perini Corporation, the subsidiaries of Tutor Perini identified therein, and Bank of America, N.A. and the other lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 12, 2008).

10.13
First Amendment dated February 23, 2009 to the Third Amended and Restated Credit Agreement among Tutor Perini Corporation, the subsidiaries of Tutor Perini identified therein, and Bank of America, N.A. and the other lenders that are parties thereto (incorporated by reference to Exhibit 10.13 to Form 10-K filed on February 27, 2009).

10.14
Second Amendment dated January 13, 2010 to the Third Amended and Restated Credit Agreement among Tutor Perini Corporation, the subsidiaries of Tutor Perini identified therein, and Bank of America, N.A., and the other lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 21, 2010).

	10.15	2004 Stock Option and Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Form DEF 14A filed on April 17, 2009

	10.16	2009 General Incentive Compensation Plan (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Form DEF 14A filed on April 17, 2009

Exhibit 21	Subsidiaries of Tutor Perini Corporation - filed herewith.

Exhibit 23	Consent of Independent Registered Public Accounting Firm - filed herewith.

Exhibit 24	ower of Attorney - filed herewith.

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

Exhibit Index
(Continued)

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

* Management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.