Form 10-Q
period 2010-03-31
TUTOR PERINI Corp
filed 2010-05-10
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2010
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

Large accelerated filer ___	Accelerated filer X	Non-Accelerated filer ___	Smaller reporting company __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___   No   X

The number of shares of Common Stock, $1.00 par value per share, of the registrant outstanding at May 4, 2010 was 49,048,044.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
INDEX

			Page Number
Part I. -	Financial Information:

	Item 1.	Financial Statements (Unaudited)

		Consolidated Condensed Balance Sheets – March 31, 2010 and December 31, 2009	3

		Consolidated Condensed Statements of Income – Three Months ended March 31, 2010 and 2009	4

		Consolidated Condensed Statement of Stockholders’ Equity – Three Months ended March 31, 2010	5

		Consolidated Condensed Statements of Cash Flows – Three Months ended March 31, 2010 and 2009	6

		Notes to Consolidated Condensed Financial Statements	7-19

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20-25

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

	Item 4.	Controls and Procedures	25-26

Part II. -	Other Information:

	Item 1.	Legal Proceedings	26

	Item 1A.	Risk Factors	26

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

	Item 3.	Defaults Upon Senior Securities	26

	Item 4.	[Removed and Reserved]	26

	Item 5.	Other Information	26

	Item 6.	Exhibits	26-27

	Signatures		28

Part I.  – Financia Information

Item 1.  Financia Statements

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009
(In Thousands)

	MARCH 31,	DECEMBER 31,
	2010	2009
ASSETS
Cash and Cash Equivalents	$256,927	$348,309
Restricted Cash	23,523	-
Accounts Receivable, including retainage	1,115,997	1,088,386
Costs and Estimated Earnings in Excess of Billings	134,825	145,678
Deferred Income Taxes	1,393	1,370
Other Current Assets	33,527	30,811
Total Current Assets	1,566,192	1,614,554

Long-term Investments	100,826	101,201

Property and Equipment, (less Accumulated Depreciation
of $72,216 in 2010 and $67,256 in 2009)	351,398	348,821

Other Assets:
Goodwill	602,471	602,471
Intangible Assets, net	132,089	134,327
Other	20,209	19,280
	$2,773,185	$2,820,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$29,879	$31,334
Accounts Payable, including retainage	911,184	990,551
Billings in Excess of Costs and Estimated Earnings	209,323	187,714
Accrued Expenses	91,832	101,837
Total Current Liabilities	1,242,218	1,311,436

Long-term Debt, less current maturities included above	87,733	84,771

Deferred Income Taxes	77,645	78,977

Other Long-term Liabilities	52,896	57,044

Contingencies and Commitments	-	-

Stockholders’ Equity:
Common Stock - $1 par value: 75,000,000 shares authorized
Shares issued and outstanding: 49,048,044 and 48,538,982, respectively	49,048	48,539
Additional Paid-in Capital	1,015,757	1,012,983
Retained Earnings	281,054	260,121
Accumulated Other Comprehensive Loss	(33,166)	(33,217)
Total Stockholders' Equity	1,312,693	1,288,426

	$2,773,185	$2,820,654
The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED
	MARCH 31,

	2010	2009

Revenues	$865,075	$1,518,282

Cost of Operations	788,942	1,411,372

Gross Profit	76,133	106,910

General and Administrative Expenses	41,976	44,276

INCOME FROM CONSTRUCTION OPERATIONS	34,157	62,634

Other Income, net	345	1,266
Interest Expense	(1,521)	(1,230)

Income before Income Taxes	32,981	62,670

Provision for Income Taxes	(12,048)	(23,689)

NET INCOME	$20,933	$38,981

BASIC EARNINGS PER COMMON SHARE	$0.43	$0.80

DILUTED EARNINGS PER COMMON SHARE	$0.42	$0.80

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	49,025	48,514
Effect of Dilutive Stock Options and Restricted
Stock Units Outstanding	337	505
DILUTED	49,362	49,019

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(In Thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance - December 31, 2009	$48,539	$1,012,983	$260,121	$(33,217)	$1,288,426

Net Income	-	-	20,933	-	20,933

Other comprehensive income:
Foreign currency translation	-	-	-	51	51
Total comprehensive income					20,984

Tax effect of stock-based compensation	-	(423)	-	-	(423)

Stock-based compensation expense	-	3,909	-	-	3,909

Issuance of Common Stock, net	509	(712)	-	-	(203)

Balance - March 31, 2010	$49,048	$1,015,757	$281,054	$(33,166)	$1,312,693

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(In Thousands)
	THREE MONTHS ENDED
	MARCH 31,
	2010	2009
Cash Flows from Operating Activities:
Net Income	$20,933	$38,981
Adjustments to reconcile Net Income to net cash from operating activities:
Depreciation and amortization	8,030	10,215
Stock-based compensation expense	3,909	2,715
Adjustment of investments to fair value	(57)	18
Deferred Income Taxes	(1,137)	(779)
Loss on sale of equipment	-	292
Loss on land held for sale	-	104
Other Long-term Liabilities	(4,089)	(5,068)
Changes in other components of working capital	(87,880)	(90,007)

NET CASH USED IN OPERATING ACTIVITIES	$(60,291)	$(43,529)

Cash Flows from Investing Activities:
Acquisition of Keating Building Company, net of cash balance acquired	$-	$(5,150)
Acquisition of Property and Equipment	(4,188)	(9,239)
Proceeds from sale of Property and Equipment	573	662
Investment in land held for sale	-	(117)
Investment in available-for-sale securities	-	1,350
Proceeds from sale of available-for-sale securities	375	-
Increase in Restricted Cash	(23,523)	-
Investment in other activities	285	427

NET CASH USED IN INVESTING ACTIVITIES	$(26,478)	$(12,067)

Cash Flows from Financing Activities:
Proceeds from Long-term Debt	$4,664	$133,986
Repayment of Long-term Debt	(7,910)	(5,415)
Issuance of Common Stock and effect of cashless exercise	(203)	(190)
Deferred debt costs	(1,164)	(336)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	$(4,613)	$128,045

Net (Decrease) Increase in Cash and Cash Equivalents	(91,382)	72,449
Cash and Cash Equivalents at Beginning of Year	348,309	386,172

Cash and Cash Equivalents at End of Period	$256,927	$458,621

Supplemental Disclosure of Cash Paid During the Period For:
Interest	$1,197	$1,056
Income taxes	$366	$1,787

Supplemental Disclosure of Non-cash Transactions:
Property and Equipment acquired through financing arrangements	$4,754	$104

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(1)	Basis of Presentation

The unaudited consolidated condensed financial statements presented herein include the accounts of Tutor Perini Corporation (formerly known as Perini Corporation) and its wholly owned subsidiaries (“Tutor Perini” or the “Company”).  The Company’s interests in construction joint ventures are accounted for using the proportionate consolidation method.  These unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2010 and December 31, 2009, results of operations for the three month periods ended March 31, 2010 and 2009, and cash flows for the three month periods ended March 31, 2010 and 2009. The results of operations for the three months ended March 31, 2010 may not be indicative of the results that may be expected for the year ending December 31, 2010 because, among other reasons, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.

(2)	Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to such financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The Company has made no significant changes to these policies during 2010, except as noted below.

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued a staff position amending existing guidance for fair value measurements and disclosures in both interim and annual financial statements.  This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. It also requires a reconciliation of recurring Level 3 measurements and clarifies certain existing disclosure requirements for reporting fair value disaggregated by class of assets and liabilities rather than each major category of assets and liabilities. This update is effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update has not and will not have a material effect on the Company's consolidated financial statements.

(3)	Cash, Cash Equivalents and Restricted Cash

Cash and Cash Equivalents as reported in the accompanying Consolidated Condensed Balance Sheets consist of amounts held by the Company that are available for general corporate purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses, including distributions to joint venture partners.  Restricted Cash is held to secure insurance-related contingent obligations, such as insurance claim deductibles, in lieu of letters of credit.  At March 31, 2010 and December 31, 2009, Cash and Cash Equivalents and Restricted Cash consisted of the following (in thousands):

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(3)	Cash, Cash Equivalents and Restricted Cash (continued)

	March 31,	December 31,
	2010	2009

Corporate Cash and Cash Equivalents (1)	$232,857	$323,867

Company's share of joint venture Cash and Cash Equivalents (2)	24,070	24,442
Total Cash and Cash Equivalents	$256,927	$348,309

Restricted Cash	$23,523	$-

(1) Available for general corporate purposes
(2) Available for joint venture purposes, including future distributions to joint venture partners

(4)	Fair Value Measurements

The Company measures certain financial instruments, including Cash and Cash Equivalents, such as money market funds, at their fair value.  The fair value was determined based on a three-tier valuation hierarchy for disclosure of significant inputs.  These hierarchical tiers are defined as follows:

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at March 31, 2010 Using
	Total Carrying Value at March 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and Cash Equivalents (1)	$256,927	$256,927	$-	$-
Restricted Cash (1)	23,523	23,523	-	-
Short-term Investments (2)	76	76	-	-
Long-term Investments – Auction rate securities (3)	100,826	-	-	100,826
Total	$381,352	$280,526	$-	$100,826

		Fair Value Measurements at December 31, 2009 Using
	Total Carrying Value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and Cash Equivalents (1)	$348,309	$348,309	$-	$-
Restricted Cash (1)	-	-	-	-
Short-term Investments (2)	76	76	-	-
Long-term Investments –
Auction rate securities (3)	101,201	-	-	101,201
Total	$449,586	$348,385	$-	$101,201

(1)
Cash, Cash Equivalents and Restricted Cash consist primarily of money market funds with original maturity dates of three months or less, for which fair value is determined through quoted market prices.

(2)	Short-term Investments are included in Other Current Assets and consist of an S&P 500 index mutual fund for which fair value is determined through quoted market prices.
(3)
At March 31, 2010, the Company had $100.8 million invested in auction rate securities (“ARS”) which the Company considers as available-for-sale.  The majority of the ARS held by the Company at March 31, 2010, are in securities collateralized by student loan portfolios, totaling $74.9 million, which are guaranteed by the U.S. government.  Additional amounts totaling $17.9 million are invested in securities collateralized by student loan portfolios, which are privately insured.  The remainder of the securities, totaling $8.0 million, is invested in tax-exempt bonds.  At December 31, 2009, the Company had $101.2 million invested in ARS which included $93.2 million in securities collateralized by student loan portfolios ($75.3 million guaranteed by the U.S. government and $17.9 million privately insured) and $8.0 million invested in tax-exempt bonds.  Substantially all of the Company’s ARS are rated AAA or Aaa.  The Company estimated the fair value of its ARS utilizing an income approach valuation model which considered, among other items, the following inputs: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default or repurchase at par for each period.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)
(4)	Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in thousands):

Auction Rate
Securities

Balance at December 31, 2009	$101,201
Settlements	(375)
Balance at March 31, 2010	$100,826

Due to the Company’s belief that the market for both government-backed and privately insured student loans, as well as for tax-exempt municipal bonds, may take in excess of twelve months to fully recover, the Company has classified its $100.8 million investment in these securities as non-current and this amount is included in Long-term Investments in the Consolidated Condensed Balance Sheets at March 31, 2010.

The carrying amount of Cash and Cash Equivalents approximates fair value due to the short-term nature of these items.  The carrying value of receivables, payables, long-term debt and other amounts arising out of normal contract activities, including retentions, which may be settled beyond one year, is estimated to approximate fair value.

(5)	Goodwill and Other Intangible Assets

There were no changes in the carrying amount of Goodwill during the three months ended March 31, 2010 as shown in the table below (in thousands):

			Management
	Building	Civil	Services	Total

Gross Goodwill	$401,744	$300,987	$66,638	$769,369
Accumulated impairment	(146,847)	-	(20,051)	(166,898)
Balance at December 31, 2009	$254,897	$300,987	$46,587	$602,471
Balance at March 31, 2010	$254,897	$300,987	$46,587	$602,471

Other Intangible Assets consist of the following (in thousands):

	As of March 31, 2010
	Cost	Accumulated Amortization	Net Carrying Value
Trade names	$96,150	$-	$96,150
Contractor license	5,320	-	5,320
Customer relationships	31,700	(4,962)	26,738
Construction contract backlog	33,340	(29,699)	3,641
Non-compete agreements	2,400	(2,160)	240
Total	$168,910	$(36,821)	$132,089

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)
(5)	Goodwill and Other Intangible Assets (continued)
	As of December 31, 2009
	Cost	Accumulated Amortization	Net Carrying Value
Trade names	$96,150	$-	$96,150
Contractor license	5,320	-	5,320
Customer relationships	31,700	(4,243)	27,457
Construction contract backlog	33,340	(28,300)	5,040
Non-compete agreements	2,400	(2,040)	360
Total	$168,910	$(34,583)	$134,327

Amortization expense for the three months ended March 31, 2010 and March 31, 2009 was $2.2 million and $5.2 million, respectively.  As of March 31, 2010, amortization expense is estimated to be $5.6 million for the remainder of 2010, $3.3 million in 2011, $2.9 million in 2012, $2.9 million in 2013, $2.9 million in 2014 and $13.0 million thereafter.

(6)	Contingencies and Commitments

The Company and certain of its subsidiaries are involved in litigation and are contingently liable for commitments and performance guarantees arising in the ordinary course of business. The Company and certain of its clients have made claims arising from the performance under its contracts. The Company recognizes certain significant claims for recovery of incurred cost when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Several matters are in the litigation and dispute resolution process.  The following discussion provides a background and current status of these matters.

Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter

Tutor-Saliba-Perini (“Joint Venture”) filed a complaint in the Superior Court of the State of California for the County of Los Angeles against the Los Angeles County Metropolitan Transportation Authority (“LAMTA”), seeking to recover costs for extra work required by LAMTA in connection with the construction of certain tunnel and station projects. In 1999, LAMTA countered with civil claims under the California False Claims Act (“CFCA”) against the Joint Venture, Tutor-Saliba and the Company jointly and severally (together, “TSP”).

The court has granted certain Joint Venture motions and LAMTA capitulated on others which reduced the number of false claims LAMTA may seek and limited LAMTA’s claims for damages and penalties.  In 2009, the court ruled that LAMTA could not proceed with its breach of contract claims unless it can prove the contracts are constitutional under a “strict scrutiny” standard. LAMTA has informed the court it will drop the contract claims.  TSP and LAMTA continue to file early dispositive motions, the result of which will shape the claims to be tried.

The court has set the remainder of the case to be tried beginning in September 2010.

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

Certain of PKC’s claims have been presented to a Disputes Review Board (“DRB”) which consists of three construction experts chosen by the parties. To date, the various DRB panels have issued eight awards and several interim decisions in favor of PKC’s claims, amounting to total binding awards to PKC in excess of $100 million.

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

Long Island Expressway/Cross Island Parkway Matter

The Company reconstructed the Long Island Expressway/Cross Island Parkway Interchange for the New York State Department of Transportation (the “NYSDOT”). The $130 million project (the “Project”) was substantially completed in January 2004 and was accepted by the NYSDOT as finally complete in February 2006.

The Company is seeking relief from the NYSDOT for the delay and extra work it experienced on the Project.  The NYSDOT has indicated a willingness to engage in settlement negotiations to resolve all claims in lieu of filing an action in the New York Court of Claims.  In April 2009, the Company made a presentation of its position to the NYSDOT regarding additional relief it seeks from the NYSDOT.  To date the parties have been unable to reach a settlement agreement.

Management has made an estimate of the total anticipated cost recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final cost recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Queensridge Matter

Perini Building Company, Inc. (“PBC”) was the general contractor for the construction of One Queensridge Place, a condominium project in Las Vegas, Nevada. The developer of the project, Queensridge Towers, LLC / Executive Home Builders, Inc. (“Queensridge”), has failed to pay PBC for work which PBC and its subcontractors performed on the project.  Queensridge has alleged that PBC and its subcontractors are not due amounts sought and that it has backcharges from incomplete and defective work.

Queensridge filed a motion to stay the arbitration, which was granted until April 30, 2010, in order to pursue its appeal of the Clark County District Court’s spoliation ruling. On April 28, 2010, the Nevada Supreme Court entered a temporary stay and directed PBC to answer Queensridge's appeal.

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

Gaylord Hotel and Convention Center Matter

In 2005, Gaylord National, LLC (“Gaylord”), as Owner, and Perini Building Company, Inc. / Tompkins Builders, Joint Venture (“PTJV”), as Construction Manager, entered into a contract to construct the Gaylord National Resort and Convention Center (the “Project”) in Maryland. PTJV is pursuing an insurance claim related to work performed by Banker Steel Company, Inc. ("Banker Steel"), a subcontractor. In November 2009, PTJV filed suit against Factory Mutual Insurance Co. (“FM”) in the Maryland federal district court alleging FM breached the insurance contracts and for declaratory judgment with respect to the insurance coverage.  Pursuant to a separate agreement with Banker Steel, PTJV will share in any net recovery resulting from Banker Steel’s lawsuit against its supplier which was filed in February 2010 and is pending in the Virginia federal court.

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

TSP has filed a lawsuit, in Los Angeles Superior Court, against the Owner on behalf of TSP and its subcontractors. TSP is seeking $36 million on behalf of itself and $171 million on behalf of its subcontractors. The Owner has filed a Cross Complaint against TSP, the Company, Tutor-Saliba Corporation, Helix Electric Inc., and others (together “Tutor Perini Defendants”)  alleging contract breach and violation of the California False Claims Act. Helix Electric, Inc. (“Helix”) was a subcontractor to TSP.  The Owner is seeking $62.2 million for contract breach from the Tutor Perini Defendants; $4.3 million, trebled, for false claims from the Tutor Perini Defendants and Helix; and other relief. The subcontractors have filed lawsuits against TSP seeking the aforementioned $171 million in what are essentially pass through claims to the Owner.  Pursuant to the provisions of TSP’s agreements with its subcontractors, TSP is not responsible to pay subcontractors for Owner-caused damages.  All cases have been deemed related and consolidated.  The consolidated cases will be referred to as “In Re UCLA Westwood Replacement Hospital Cases”.  TSP is designated lead plaintiff.

This matter is currently in the discovery phase limited to prepare for mediation.  Mediation is scheduled to start on June 28, 2010.

Management has made an estimate of the total anticipated cost recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final cost recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Palomar Pomerado Health Matter

Rudolph and Sletten (“R&S”) was construction manager for Palomar Pomerado Health (“PPH”) regarding its capital expansion program commencing in 2003 through the end of 2009.  Portions of the work were terminated for convenience by PPH in 2008.  PPH audited R&S’s books and records and made an unsubstantiated claim for approximately $5 million in alleged inappropriate billings. R&S reviewed its billings, corrected certain miscoded billings and submitted revised

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(6)       Contingencies and Commitments (continued)

billings. The adjustment by R&S was less than $70,000.  R&S is evaluating whether or not PPH wrongfully terminated R&S’s contract for convenience and wrongfully awarded the balance of the contract to another construction manager/contractor.

To date, attempts by the parties to achieve a negotiated resolution have been unsuccessful.  On December 10, 2009, PPH filed a lawsuit against R&S in the Superior Court of the State of California for the County of San Diego.  The complaint includes claims for breach of contract, civil fraud and negligent misrepresentation. R&S intends to file a cross-complaint against PPH.  The ultimate financial impact of the lawsuit is not yet determinable.  Therefore, no provision for loss, if any, has been recorded in the financial statements.

Fontainebleau Matter

Desert Plumbing & Heating Co. (“DPH”), a wholly owned subsidiary of the Company, was the plumbing and mechanical subcontractor on the Fontainebleau Project in Las Vegas (“Fontainebleau”), a hotel/casino complex with approximately 3,800 rooms.

In June 2009, Fontainebleau filed for bankruptcy protection, under Chapter 11 of the U.S. Bankruptcy Code, in the Southern District of Florida.  Fontainebleau is headquartered in Miami, Florida.

DPH filed liens in Nevada for approximately $42 million, representing its unreimbursed costs to date and lost profits, including anticipated profits.  Other unaffiliated subcontractors have also filed liens. On June 17, 2009, DPH filed suit against Turnberry West Construction, Inc. (“Turnberry”), the general contractor, in the 8th Judicial District Court, Clark County, Nevada, seeking damages based on contract theories. DPH is uncertain as to Turnberry’s present financial condition.  On April 2, 2010, the court entered a default judgment in favor of DPH and against Turnberry for Turnberry’s failure to answer the DPH complaint.

In January 2010, the Bankruptcy Court approved the sale of the property to Icahn Nevada Gaming Acquisition, LLC and this transaction closed in February 2010.  Approximately $105 million has been set aside from this sale and is available for distribution to satisfy the creditor claims based on seniority. The project lender filed suit against the mechanic's lien claimants, including DPH, alleging that certain mechanic's liens are invalid and that all mechanic's liens are subordinate to the lender's claims against the property. This litigation is pending.

Management has made an estimate of the total anticipated recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final recovery included in the claim varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

MGM CityCenter Matter

Perini Building Company, Inc., a wholly owned subsidiary of the Company, contracted with MGM MIRAGE Design Group (“MGM”) on March 9, 2005 to construct the CityCenter project in Las Vegas, Nevada (the “Project”).  The Project, which encompasses nineteen separate contracts, is a 66-acre urban mixed use development consisting of hotels, condominiums, retail space and a casino.

The Company achieved substantial completion of the Project on or about December 16, 2009, and MGM opened the Project to the public on the same date.  Approximately $491 million is due and owed to the Company and its subcontractors which consists of recorded contract receivables of $410 million and subcontractor requests for equitable adjustment for additional work in the amount of $81 million.  Included in the Company's receivables are pass through

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(6)       Contingencies and Commitments (continued)

subcontractor billings for contract work, including retention, of $299 million.  On March 24, 2010, the Company filed suit against MGM and certain other property owners in the Clark County District Court alleging (1) breach of contract, (2) breach of the implied covenant of good faith and fair dealing, (3) tortious breach of the implied covenant of good faith and fair dealing, (4) unjust enrichment, (5) fraud and intentional misrepresentation, (6) foreclosure of mechanic's lien, and (7) claim of priority. On March 29, 2010, the Company filed a $491 million mechanic’s lien against the Project.

In a Current Report on Form 8-K filed by MGM on March 12, 2010, and in subsequent communications issued by MGM, MGM has asserted that it believes it owes substantially less than the claimed amount and that it has claims for losses in connection with the construction of the Harmon Hotel and is entitled to unspecified offsets for other work on the Project. According to MGM, the total of the offsets and the Harmon Hotel claims exceed the amount claimed by the Company.  MGM’s filing and subsequent communications do not specify in any detail the basis for MGM’s belief that it has such claims against the Company. The Company is awaiting a response from MGM to the suit filed on March 24, 2010.

With respect to alleged losses at the Harmon Hotel, the Company has contractual indemnities from the responsible subcontractor, as well as existing insurance coverage that it expects will be available and sufficient to cover any liability that may be associated with this matter.  The Company is not aware of a basis for other claims that would amount to material offsets against what MGM owes to the Company.

Management has made an estimate of the total anticipated recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final recovery included in the claim varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Honeywell Street/Queens Boulevard Bridges Matter

In 1999, the Company was awarded a contract for reconstruction of the Honeywell Street/Queens Boulevard Bridges (the “Project”) for the City of New York (the “City”).  In June 2003, after substantial completion of the Project, the Company initiated an action to recover $8.75 million in claims from the City on behalf of itself and its subcontractors. In February 2010, the Company initiated a second action in the Supreme Court of the State of New York to recover an additional $0.7 million in claims against the City for unpaid retention.  On March 18, 2010, the City filed counterclaims for $74.6 million and other relief, alleging fraud in connection with the Disadvantaged Business Enterprise (“DBE”) requirements for the Project. The Company is preparing its response and believes it has legal defenses to prevail against the City’s counterclaims.  No trial date has been set.

The Company does not expect this matter to have any material adverse effect on its consolidated financial statements.

(7)	Common Stock Repurchase Program

On March 19, 2010, the Company’s Board of Directors extended a program to repurchase up to $100 million of the Company’s Common Stock through March 31, 2011.  Under the terms of the program, the Company may repurchase shares in open market purchases or through privately negotiated transactions. The Company expects to use cash on hand to fund repurchases of its Common Stock.  Stock repurchases will be conducted in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  The timing and amount of any repurchase will be based on management’s evaluation of market conditions, business considerations and other factors.  Repurchases also may be made under 10b5-1 plans, which would permit Common Stock to be purchased when the Company would otherwise be prohibited from doing so under insider trading laws.

The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of its

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(7)       Common Stock Repurchase Program (continued)

Common Stock, and the program may be extended, modified, suspended or discontinued at any time, at the Company’s discretion.  There were no repurchases made during 2009 or the first three months of 2010.  There is $68.2 million remaining under the program.

(8)	Stock-Based Compensation

For the three month period ended March 31, 2010, the Company recognized total compensation expense of $3.9 million related to stock-based compensation awards which is included in General and Administrative Expenses in the Consolidated Condensed Statements of Income.

Restricted Stock Awards
Restricted stock awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain pre-established pre-tax income performance targets.  Upon vesting, each award is exchanged for one share of the Company’s Common Stock.  As of March 31, 2010, the Compensation Committee has approved the grant of an aggregate of 3,767,500 restricted stock awards to eligible participants.

During the three months ended March 31, 2010, the Compensation Committee approved the award of 25,000 restricted stock awards, including 16,667 restricted stock awards for which a grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established.  The Compensation Committee also established the respective pre-tax income performance targets for the second tranche of 150,000 restricted stock awards awarded during the second quarter of 2009 and 50,000 restricted stock awards awarded during the third quarter of 2009.  The grant date fair value is determined based on the closing price of the Company’s Common Stock on the date the awards were made by the Compensation Committee or on the date the performance criteria is determined, where applicable.

For the three month period ended March 31, 2010, the Company recognized compensation expense of $2.8 million, related to restricted stock awards.  As of March 31, 2010 there was $19.9 million of unrecognized compensation cost related to the unvested awards which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 3.0 years.  A summary of restricted stock awards activity under the Plan for the three months ended March 31, 2010 is as follows:

		Weighted Average		Aggregate
	Number	Grant Date		Intrinsic
	of Shares	Fair Value		Value
Granted and Unvested - January 1, 2010	1,717,501	$24.05		$31,052,418
Vested	(460,001)	18.69		8,597,419
Granted	208,333	20.44		4,531,243
Forfeited	(15,000)	26.19		-
Total Granted and Unvested	1,450,833	21.34		31,555,618
Approved for grant	516,667	(a	)	11,237,507
Total Awarded - March 31, 2010	1,967,500	n.a.		42,793,125

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

The outstanding unvested awards at March 31, 2010 are scheduled to vest as follows, subject where applicable to the achievement of performance targets.  As described above, certain performance targets are not yet established.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(8)       Stock-Based Compensations (continued)

Number
Vesting Date	of Awards

2010	200,000
2011	233,333
2012	233,333
2013	1,150,834
2014	150,000
Total	1,967,500

Approximately 100,000 of the unvested awards will vest based on the satisfaction of service requirements and 1,867,500 will vest based on the satisfaction of both service requirements and the achievement of pre-tax income performance targets.

Stock Options
There were no stock options granted during the three months ended March 31, 2010; however the Compensation Committee did establish the respective pre-tax income performance target for the second tranche of 150,000 stock options awarded during the second quarter of 2009.  The exercise price of the options previously awarded is equal to the closing price of the Company’s Common Stock on the date the awards were made by the Compensation Committee or on the date the performance criteria is determined, where applicable.  The options expire on May 28, 2019.

For the three month period ended March 31, 2010, the Company recognized compensation expense of $1.1 million, related to stock option grants.  As of March 31, 2010, there was $7.7 million of unrecognized compensation expense related to the outstanding options which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 3.0 years.

A summary of stock option activity under the Plan for the three months ended March 31, 2010 is as follows:

		Weighted Average
	Number	Grant Date		Exercise
	of Shares	Fair Value		Price
Granted and Outstanding - January 1, 2010	935,000	$11.42		20.51
Granted	150,000	9.79		20.44
Forfeited	(15,000)	14.84		26.19
Total Granted and Outstanding	1,070,000	11.20		20.42
Approved for grant	450,000	(a	)	20.33
Total Awarded - March 31, 2010	1,520,000	n.a.		20.45

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

The outstanding options had an intrinsic value of $3.4 million and a weighted average remaining contractual life of 8.8 years at March 31, 2010.  None of the options were exercisable at March 31, 2010.

The fair value of the second tranche of the 2009 awards was determined using the Black-Scholes-Merton option pricing model using the following key assumptions:

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)
(8)	Stock-Based Compensation (continued)

Risk-free interest rate	2.65%
Expected life of options	5.7	years
Expected volatility of underlying stock	48.38%
Expected quarterly dividends (per share)	$0.00

(9)	Financial Commitments

On September 8, 2008, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement was amended by a Joinder Agreement dated February 13, 2009 executed by Daniel J. Keating Company, by a First Amendment dated as of February 23, 2009 and by a Second Amendment dated January 13, 2010 (collectively, the “Amended Credit Agreement”).   The Amended Credit Agreement allows the Company to borrow up to $205 million on a revolving credit basis (the “Revolving Facility”), with a $50 million sublimit for letters of credit, and an additional $107 million under a supplementary facility (the “Supplementary Facility”) to the extent that the $205 million base facility has been fully drawn.  Subject to certain conditions, the Company has the option to increase the base facility by up to an additional $45 million. In addition, the Amended Credit Agreement provides that the Supplementary Facility shall be reduced upon the sale of all or any portion of the $107 million face value of auction rate securities held in the Company’s investment portfolio as of January 13, 2010.  Subsequent to January 13, 2010 but prior to March 31, 2010, the Company sold auction rate securities with a face value in the amount of $0.4 million.  Subsequent to March 31, 2010 the Company sold $0.2 million, which settled on April 9, 2010.   Any outstanding loans under the Revolving Facility and Supplementary Facility mature on February 22, 2012 and December 31, 2010, respectively, unless extended pursuant to the terms of the Amended Credit Agreement.

In March 2010, the Company obtained three loans totaling $9.4 million, which are collateralized by construction equipment owned by the Company.  The terms of the loans include equal monthly installments at an interest rate of 4.25% payable over a five-year period beginning in April 2010.

The Company had no outstanding borrowings under its available revolving credit facilities as of March 31, 2010 and December 31, 2009.  The Company utilized the revolving credit facility for letters of credit in aggregate amounts of $0.2 million and $20.5 million as of March 31, 2010 and December 31, 2009, respectively.  Accordingly, at March 31, 2010, the Company had $311.5 million available to borrow under the Amended Credit Agreement, including the Supplementary Facility.

(10)	Earnings per Common Share

Basic earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per common share was similarly computed after giving consideration to the dilutive effect of stock options and restricted stock units outstanding on the weighted average number of common shares outstanding. The computation of diluted earnings per common share as of March 31, 2010 excludes 595,000 stock options because the awards would have an antidilutive effect.  There were 805,000 antidilutive stock options and 722,500 antidilutive restricted stock units at March 31, 2009.

(11)	Business Segments

The following tables set forth certain business segment information relating to the Company’s operations for the three month periods ended March 31, 2010 and 2009 (in thousands):

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)
(11)     Business Segments (continued)

	March 31, 2010		March 31, 2009
	Revenues	Income from Construction Operations	Revenues	Income from Construction Operations

Building	$686,284	$32,310	$1,342,937	$43,265
Civil	124,660	8,290	89,345	12,711
Management Services	54,131	3,093	86,000	15,645
	865,075	43,693	1,518,282	71,261
Corporate *	-	(9,536)	-	(8,987)
Total	$865,075	$34,157	$1,518,282	$62,634

* Consists primarily of corporate general and administrative expenses.

(12)	Employee Pension Plans

The Company has a defined benefit pension plan and an unfunded supplemental retirement plan.  Effective June 1, 2004, all benefit accruals under the Company’s pension plan were frozen; however, the current vested benefit was preserved.  The pension disclosure presented below includes aggregated amounts for both of the Company’s plans. The following table sets forth the net periodic benefit cost by component for the three month periods ended March 31, 2010 and 2009 (in thousands):

	March 31, 2010	March 31, 2009

Interest cost	$1,139	$1,162
Expected return on plan assets	(1,241)	(1,219)
Amortization of net loss	612	473

Net periodic benefit cost	$510	$416

The Company contributed $0.5 million and $0.6 million during the three months ended March 31, 2010 and March 31, 2009, respectively.  The Company expects to contribute approximately $3.0 million to its defined benefit pension plan in fiscal year 2010.

(13)	Related Party Transactions

The Company leases certain facilities from Ronald N. Tutor, the Company’s Chairman and Chief Executive Officer, and an affiliate owned by Mr. Tutor under non-cancelable operating lease agreements with monthly payments of $0.2 million, which increase at 3% per annum beginning August 1, 2010 and expire on July 31, 2016.  Lease expense for these leases, recorded on a straight-line basis, was $0.6 million for both of the three months ended March 31, 2010 and March 31, 2009.

The Vice Chairman of O&G Industries, Inc. (“O&G”) is a director of the Company.  O&G participates in joint ventures with the Company, the Company’s share of which contributed $6 thousand (or less than 1%) and $0.7 million (or less than 1%) to the Company’s consolidated Revenues for the three months ended March 31, 2010 and March 31, 2009, respectively.  O&G's cumulative holdings of the Company's stock as of March 31, 2010 and March 31, 2009 were 600,000 shares, or 1.22% of total common shares outstanding at March 31, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses our financial position at March 31, 2010, and the results of our operations for the three months ended March 31, 2010, and should be read in conjunction with: (1) the unaudited consolidated condensed financial statements and notes contained herein, and (2) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Overview

We were incorporated in 1918 as a successor to businesses that had been engaged in providing construction services since 1894.  We provide diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world.  Our construction business is conducted through three basic segments:  Civil, Building, and Management Services.  Our Civil segment specializes in public works construction and the repair, replacement and reconstruction of infrastructure, including highways, bridges, mass transit systems and water and wastewater treatment facilities.  Our Building segment has significant experience providing services to a number of specialized building markets, including the hospitality and gaming, transportation, healthcare, municipal offices, sports and entertainment, educational, correctional facilities, biotech, pharmaceutical and high-tech markets, electrical and mechanical, plumbing and HVAC services.  Our Management Services segment provides diversified construction and design-build services to the U.S. military and federal government agencies, as well as surety companies and multi-national corporations in the United States and overseas.

The contracting and management services that we provide consist of general contracting, pre-construction planning and comprehensive management services, including planning and scheduling the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract.  We also offer self-performed construction services including site work, concrete forming and placement, steel erection, electrical and mechanical, plumbing and HVAC.  We provide these services by using traditional general contracting arrangements, such as fixed price, guaranteed maximum price, cost plus fee contracts and construction management or design-build contracting arrangements.  In the ordinary course of our business, we enter into arrangements with other contractors, referred to as “joint ventures” for certain construction projects.  Each of the joint venture participants is usually committed to supply a predetermined percentage of capital, as required, and to share in a predetermined percentage of the income or loss of the project.  Generally, each joint venture participant is fully liable for the obligations of the joint venture.

In 2008 we completed the acquisition of Tutor-Saliba Corporation in a strategic effort to diversify our business through, among other things, a wider geographic scope and an increased focus on expanding our civil construction operations. We expect our Civil segment to continue to grow and deliver an increasing share of our total profitability and cash flow in the future through higher profit margins. During the first quarter of 2010, our Civil segment continued to ramp-up certain projects that entered our backlog during 2009.  Our Building segment reflects the completion of Project CityCenter which occurred in December 2009.  Project CityCenter is the largest private building project in the history of our Company, the largest private development in the U.S. and the world’s largest private green development.  Although on a slower pace than internally anticipated, Management Services, specifically our subsidiary in Guam, Black Construction, is actively pursuing many significant construction programs for new U.S. military work that could enter backlog this year.  In addition, as we streamline our processes across our newly integrated organization, we are maintaing our focus on cost reduction through operational and overhead efficiencies.

Recent Developments

MGM CityCenter Matter

We achieved substantial completion of the CityCenter project in Las Vegas, Nevada (the “Project”) on or about December 16, 2009, and MGM opened the Project to the public on the same date.  Approximately $491 million is due and owed to us and our subcontractors which consists of recorded contract receivables of $410 million and subcontractor requests for equitable adjustment for additional work in the amount of $81 million.  Included in our receivables are pass through subcontractor billings for contract work, including retention, of $299 million.  On March 24, 2010, we filed suit against MGM and certain other property owners in the Clark County District Court alleging (1) breach of contract, (2) breach of the implied covenant of good faith and fair dealing, (3) tortious breach of the implied covenant of good faith and fair dealing, (4) unjust enrichment, (5) fraud and intentional misrepresentation, (6) foreclosure of mechanic's lien, and (7) claim of priority.  On March 29, 2010, we filed a $491 million mechanic’s lien against the Project.

In a Current Report on Form 8-K filed by MGM on March 12, 2010, and in subsequent communications issued by MGM, MGM has asserted that it believes it owes substantially less than the claimed amount and that it has claims for losses in connection with the construction of the Harmon Hotel and is entitled to unspecified offsets for other work on the Project. According to MGM, the total of the offsets and the Harmon Hotel claims exceed the amount claimed by us.  MGM’s filing and subsequent communications do not specify in any detail the basis for MGM’s belief that it has such claims against us. We are awaiting a response from MGM to the suit filed on March 24, 2010.

With respect to alleged losses at the Harmon Hotel, we have contractual indemnities from the responsible subcontractor, as well as existing insurance coverage that we expect will be available and sufficient to cover any liability that may be associated with this matter.  We are not aware of a basis for other claims that would amount to material offsets against what MGM owes to us.

Amended Credit Facility

On January 13, 2010, we entered into a Second Amendment to the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”).  The Amended Credit Agreement allows us to borrow up to $205 million on a revolving credit basis, with a $50 million sublimit for letters of credit, and an additional $107 million as of March 31, 2010 under a supplementary facility (the “Supplementary Facility”) to the extent that the $205 million base facility has been fully drawn.  Subject to certain conditions, we have the option to increase the base facility by up to an additional $45 million.  This amendment and Supplementary Facility provides us with access to an additional source of liquidity.  For a description of additional material terms of the Amended Credit Agreement, see Note 9 of Notes to Consolidated Condensed Financial Statements entitled “Financial Commitments”.

Common Stock Repurchase Program

On March 19, 2010, our Board of Directors extended the Common Stock repurchase program put into place on November 13, 2008.  The program allows us to repurchase up to $100 million of our Common Stock through March 31, 2011. Under the terms of the program, we may repurchase shares in open market purchases or through privately negotiated transactions. The timing and amount of any repurchase will be based on our evaluation of market conditions, business considerations and other factors.  We expect to use cash on hand to fund repurchases of our Common Stock. Stock repurchases will be conducted in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Repurchases also may be made under Rule 10b5-1 plans, which would permit Common Stock to be purchased when we would otherwise be prohibited from doing so under insider trading laws. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of our Common Stock, and the program may be extended, modified, suspended or discontinued at any time, at our discretion.  There were no repurchases made during the three month period ended March 31, 2010. There is $68.2 million remaining under the program.

Backlog of $3.8 Billion

Our backlog of uncompleted construction work at March 31, 2010 was approximately $3.8 billion, as compared to the $4.3 billion reported at December 31, 2009. Additions to new work during the first quarter of 2010 include an energy research plant in California for approximately $92 million and a government hospital project in Florida for approximately $40 million. While our overall backlog decreased during the first quarter of fiscal year 2010, we have pending awards and prospects for both public and private sector customers that could enter backlog in the near future. The decrease in our backlog reflects the completion of large hospitality and gaming work, such as Project CityCenter, and the continued lack of nonresidential building new work acquired.

	Backlog at			Backlog at
(dollars in millions)	December 31, 2009	New Business Awarded	Revenue Recognized	March 31, 2010

Building	$3,125.8	$245.6	$(686.3)	$2,685.1
Civil	1,001.5	45.3	(124.7)	922.1
Management Services	182.9	21.4	(54.1)	150.2
Total	$4,310.2	$312.3	$(865.1)	$3,757.4

Critical Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Condensed Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  Our critical accounting policies are also identified and discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  We have made no significant changes to these policies during the three months ended March 31, 2010, except as noted below.

In January 2010, the FASB issued a staff position amending existing guidance for fair value measurements and disclosures in both interim and annual financial statements.  This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. It also requires a reconciliation of recurring Level 3 measurements and clarifies certain existing disclosure requirements for reporting fair value disaggregated by class of assets and liabilities rather than each major category of assets and liabilities. This update is effective for us with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for us with the interim and annual reporting period beginning January 1, 2011. We will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update has not and will not have a material effect on our consolidated financial statements.

Results of Operations

Our operations and contract backlog for the first quarter of fiscal year 2010 were reduced as a result of the completion of our $6.2 billion contract for Project CityCenter in December 2009 and continued sluggishness in the overall economy.  We have completed our integration and organizational changes, initiated following the acquisition of Tutor-Saliba Corporation in 2008, and have established a foundation for long term success as a more diversified general contractor with greater emphasis on our Civil segment and self-performing a greater level of work in our Building segment.  For the three months ended March 31, 2010, we recorded Revenues of $865.1 million, Income from Construction Operations of $34.2 million and Net Income of $20.9 million.

Revenues
(dollars in millions)	March 31, 2010	March 31, 2009	$ Change	% Change
Three months ended
Building	$686.3	$1,342.9	$(656.6)	(48.9%)
Civil	124.7	89.3	35.4	39.6%
Management Services	54.1	86.0	(31.9)	(37.1%)
Total	$865.1	$1,518.2	$(653.1)	(43.0%)

Overall Revenues decreased by $653.1 million (or 43.0%), from $1,518.2 million in the first quarter of 2009 to $865.1 million in the first quarter of 2010. This decrease was primarily due to the substanital completion of our Building segment’s work at Project CityCenter (approximately $110 million in revenues recorded in the current quarter) in December 2009 and a decline in our backlog due to continued financing and economic challenges in the private nonresidential building market. Our Civil segment was favorably impacted by several projects awarded during 2009, increasing civil construction revenues by $35.4 million (or 39.6%), from $89.3 million in the first quarter of 2009 to $124.7 million in the first quarter of 2010.  Management Services revenues decreased by $31.9 million (or 37.1%), from $86.0 million in the first quarter of 2009 to $54.1 million in the first quarter of 2010, due primarily to the completion of several of our projects in Iraq.

Income from Construction Operations

(dollars in millions)	March 31, 2010	March 31, 2009	$ Change	% Change
Three months ended
Building	$32.3	$43.3	$(11.0)	(25.4%)
Civil	8.3	12.7	(4.4)	(34.6%)
Management Services	3.1	15.6	(12.5)	(80.1%)
Corporate	(9.5)	(9.0)	(0.5)	5.6%
Total	$34.2	$62.6	$(28.4)	(45.4%)

Overall Income from Construction Operations decreased by $28.4 million (or 45.4%), from $62.6 million in the first quarter of 2009 to $34.2 million in the first quarter of 2010. This decrease was primarily due to our Building segment’s income from construction operations which was impacted by the completion of our work at Project CityCenter and the delay in replenishing our backlog due to overall economic challenges. However, our Building segment achieved an increase in operating margin due to a higher mix of public works projects during the first quarter of 2010.  We are positioned to continue to improve our operating margins through an increased mix of public works projects, which are predominantly performed under fixed price contracts, and through performing a higher level of self-performed work. Our Civil segment’s income from construction operations decreased by $4.4 million (or 34.6%), from $12.7 million in the first quarter of 2009 to $8.3 million in the first quarter of 2010, primarily reflecting higher operating results recorded in the first quarter of 2009 from favorable performance on work in New York.  Operating margins in the Civil segment were lower in the first quarter of 2010 due to the start up of new work which resulted in an under absorption of general and administrative costs. Management Services income from construction operations decreased by $12.5 million (or 80.1%), from $15.6 million in the first quarter of 2009 to $3.1 million in the first quarter of 2010, primarily reflecting higher operating results on work in Iraq recorded in the first quarter of 2009.

Consolidated Other Income, Interest Expense and Provision for Income Taxes

(dollars in millions)	March 31, 2010	March 31, 2009	$ Change	% Change
Three months ended
Other Income	$0.3	$1.3	$(1.0)	(76.9%)
Interest Expense	1.5	1.2	0.3	25.0%
Income Tax	12.0	23.7	(11.7)	(49.4%)

On a consolidated basis, Other Income decreased by $1.0 million (or 76.9%), from $1.3 million in the first quarter of 2009 to $0.3 million in the first quarter of 2010. This decrease was primarily due to a decrease in our interest income on investments as we had a lower average investment balance during the first quarter of 2010 as compared to the first quarter of 2009.  Consolidated Interest Expense increased $0.3 million (or 25.0%), from $1.2 million in the first quarter of 2009 to $1.5 million in the first quarter of 2010.  This increase was due to a higher average outstanding debt balance during the first quarter of 2010.  Our consolidated Provision for Income Taxes decreased $11.7 million (or 49.4%) from the changes in Revenues and Income from Construction Operations discussed above.

Liquidity and Capital Resources

Cash and Working Capital
At March 31, 2010 and December 31, 2009, cash held by us and available for general corporate purposes was $232.9 million and $323.9 million, respectively.  Our proportionate share of cash held by joint ventures and available only for joint venture-related uses, including distributions to joint venture partners was $24.1 million and $24.4 million, respectively, and our Restricted Cash was $23.5 million and $0, respectively.

A summary of cash flows for each of the three month periods ended March 31, 2010 and 2009 is set forth below:

(dollars in millions)	March 31, 2010	March 31, 2009
Cash flows from:
Operating activities	$(60.3)	$(43.5)
Investing activities	(26.5)	(12.1)
Financing activities	(4.6)	128.0
Net (decrease) increase in cash	(91.4)	72.4
Cash at beginning of year	348.3	386.2
Cash at end of period	$256.9	$458.6

During the first quarter of 2010, we used $60.3 million in cash to fund operating activities. The negative cash flow from operating activities is primarily due to increased receivables for Project CityCenter.  We also used $26.5 million in cash to fund investing activities, principally for Restricted Cash to secure insurance-related contingent obligations, such as insurance claim deductibles, in lieu of letters of credit. We also used $4.6 million in cash from financing activities primarily due to payments on outstanding borrowings that occurred during the first quarter of 2010.

Working capital increased by $20.9 million, from $303.1 million at the end of 2009 to $324.0 million at March 31, 2010. The current ratio increased from 1.23x at December 31, 2009 to 1.26x at March 31, 2010.

Long-term Investments
At March 31, 2010, we had investments in auction rate securities of $100.8 million, which are reflected at fair value. These investments are considered to be “available-for-sale” and are classified as Long-term Investments. Our investment policy is to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. The current overall liquidity concerns in capital markets have affected our ability to liquidate many of our investments in auction rate securities. Based on our ability to access our cash equivalent investments and our available Revolving Facility and Supplementary Facility, we do not expect that the short-term lack of liquidity of our auction rate security investments will materially affect our overall liquidity position or our ability to execute our current business plan.

Debt
We had no outstanding borrowings under the Revolving Facility or Supplementary Facility at March 31, 2010. Accordingly, at March 31, 2010, we had $311.5 million available to borrow under the Amended Credit Agreement, including the Supplementary Facility.

Total debt at March 31, 2010 was $117.6 million, an increase of $1.5 million from December 31, 2009, due primarily to equipment loans aggregating $9.4 million as described in Note 9 of Notes to Consolidated Condensed Financial Statements entitled Financial Commitments.  This increase was offset by payments on outstanding borrowings of approximately $7.9 million that occurred during the first quarter of 2010. As a result, our long-term debt to equity ratio remained consistent at 0.07 to 1.00 at both March 31, 2010 and December 31, 2009.

Forward-looking Statements

The statements contained in this Management’s Discussion and Analysis of the Consolidated Condensed Financial Statements on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future.  These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us.  There can be no assurance that future developments affecting us will be those that we have anticipated.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to:

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
other risks and uncertainties discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 1, 2010.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Part II. - Other Information

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations.  Litigation can be expensive and disruptive to normal business operations.  Moreover, the results of legal proceedings cannot be predicted with any certainty and, in the case of more complex legal proceedings, the results are difficult to predict at all.  We disclosed information about certain of our legal proceedings in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2009. For an update to those disclosures, see Note 6 of Notes to Consolidated Condensed Financial Statements.

Item 1A.  Risk Factors

Information regarding risk factors affecting the Company’s business is discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no material changes from those risk factors during 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

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

Exhibit 3.1	Restated Articles of Organization (incorporated by reference to Exhibit 4 to Form S-2 (File No. 33-28401) filed on April 28, 1989).

Exhibit 3.2	Articles of Amendment to the Restated Articles of Organization of Perini Corporation (incorporated by reference to Exhibit 3.2 to Form S-1 (File No. 333-111338) filed on December 19, 2003).

Exhibit 3.3	Articles of Amendment to the Restated Articles of Organization of Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 12, 2000).

Exhibit 3.4	Articles of Amendment to the Restated Articles of Organization of Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 11, 2008).

Exhibit 3.5	Articles of Amendment to the Restated Articles of Organization of Perini Corporation (incorporated by reference to Exhibit 3.5 to Form 10-Q filed on August 10, 2009).

Exhibit 3.6	Second Amended and Restated By-laws of Tutor Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 24, 2009).

Exhibit 10.1
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

Tutor Perini Corporation
Registrant

Date: May 7, 2010	/s/Kenneth R. Burk
Kenneth R. Burk, Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer