Form 10-Q
period 2010-06-30
TUTOR PERINI Corp
filed 2010-08-06
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2010
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

The number of shares of Common Stock, $1.00 par value per share, of the registrant outstanding at August 4, 2010 was 47,047,933.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

INDEX

			Page Number
Part I. -	Financial Information:

	Item 1.	Financial Statements (Unaudited)

		Consolidated Condensed Balance Sheets – June 30, 2010 and December 31, 2009	3

		Consolidated Condensed Statements of Income – Three Months and Six Months ended June 30, 2010 and 2009	4

		Consolidated Condensed Statement of Stockholders’ Equity – Six Months ended June 30, 2010	5

		Consolidated Condensed Statements of Cash Flows – Six Months ended June 30, 2010 and 2009	6

		Notes to Consolidated Condensed Financial Statements	7-21

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22-29

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

	Item 4.	Controls and Procedures	29

Part II. -	Other Information:

	Item 1.	Legal Proceedings	29

	Item 1A.	Risk Factors	30

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

	Item 3.	Defaults Upon Senior Securities	30

	Item 4.	Removed and Reserved	30

	Item 5.	Other Information	30

	Item 6.	Exhibits	30-31

	Signatures		32

Part I.  – Financial InformationItem 1.  Financial Statements

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2010  (UNAUDITED) AND DECEMBER 31, 2009
(In Thousands)

	JUNE 30, 2010	DECEMBER 31, 2009
ASSETS
Cash and Cash Equivalents	$303,212	$348,309
Restricted Cash	23,523	-
Accounts Receivable, including retainage	1,193,315	1,088,386
Costs and Estimated Earnings in Excess of Billings	120,280	145,678
Deferred Income Taxes	1,369	1,370
Other Current Assets	37,345	30,811
Total Current Assets	1,679,044	1,614,554

Long-term Investments	100,316	101,201

Property and Equipment (net of Accumulated Depreciation
of $73,045 in 2010 and $67,256 in 2009)	353,506	348,821

Other Assets:
Goodwill	602,471	602,471
Intangible Assets, net	130,051	134,327
Other	17,303	19,280
	$2,882,691	$2,820,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$31,014	$31,334
Accounts Payable, including retainage	950,492	990,551
Billings in Excess of Costs and Estimated Earnings	259,963	187,714
Accrued Expenses	92,864	101,837
Total Current Liabilities	1,334,333	1,311,436

Long-term Debt, less current maturities included above	82,939	84,771

Deferred Income Taxes	78,150	78,977

Other Long-term Liabilities	50,789	57,044

Contingencies and Commitments	-	-

Stockholders’ Equity:
Common Stock - $1 par value: 75,000,000 shares authorized;
Shares issued and outstanding: 48,595,682 and 48,538,982, respectively	48,596	48,539
Additional Paid-in Capital	1,007,327	1,012,983
Retained Earnings	313,779	260,121
Accumulated Other Comprehensive Loss	(33,222)	(33,217)
Total Stockholders' Equity	1,336,480	1,288,426

	$2,882,691	$2,820,654
The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2010	2009	2010	2009

Revenues	$914,376	$1,382,748	$1,779,451	$2,901,030

Cost of Operations	815,464	1,274,535	1,604,406	2,685,907

Gross Profit	98,912	108,213	175,045	215,123

General and Administrative Expenses	43,061	44,453	85,037	88,729

INCOME FROM CONSTRUCTION OPERATIONS	55,851	63,760	90,008	126,394

Other Income (Expense), net	(1,102)	619	(757)	1,885
Interest Expense	(3,244)	(2,864)	(4,765)	(4,094)

Income before Income Taxes	51,505	61,515	84,486	124,185

Provision for Income Taxes	(18,780)	(22,618)	(30,828)	(46,307)

NET INCOME	$32,725	$38,897	$53,658	$77,878

BASIC EARNINGS PER COMMON SHARE	$0.67	$0.80	$1.09	$1.61

DILUTED EARNINGS PER COMMON SHARE	$0.66	$0.79	$1.09	$1.59

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	49,001	48,521	49,013	48,518
Effect of Dilutive Stock Options and Restricted
Stock Units Outstanding	535	476	436	490
DILUTED	49,536	48,997	49,449	49,008

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(In Thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance - December 31, 2009	$48,539	$1,012,983	$260,121	$(33,217)	$1,288,426

Net Income	-	-	53,658	-	53,658

Other comprehensive income (loss):
Foreign currency translation	-	-	-	(5)	(5)
Total comprehensive income					53,653

Common Stock repurchased under
share repurchase program	(617)	(10,583)	-	-	(11,200)

Tax effect of stock-based compensation	-	(1,939)	-	-	(1,939)

Stock-based compensation expense	-	7,477	-	-	7,477

Issuance of Common Stock, net	674	(611)	-	-	63

Balance - June 30, 2010	$48,596	$1,007,327	$313,779	$(33,222)	$1,336,480

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(In Thousands)

	SIX MONTHS ENDED
	June 30,
	2010	2009
Cash Flows from Operating Activities:
Net Income	$53,658	$77,878
Adjustments to reconcile Net Income to net cash from operating activities:
Depreciation and amortization	15,889	20,632
Stock-based compensation expense	7,477	4,295
Adjustment of investments to fair value	182	(22)
Deferred Income Taxes	(2,124)	(4,685)
Loss on sale of equipment	434	318
Loss on land held for sale	-	169
Other Long-term Liabilities	(3,077)	(34,025)
Changes in other components of working capital	(59,755)	(105,118)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$12,684	$(40,558)

Cash Flows from Investing Activities:
Business acquisition related payments	$(6,734)	$(6,900)
Acquisition of Property and Equipment	(8,509)	(19,408)
Proceeds from sale of Property and Equipment	808	992
Investment in land held for sale	-	(699)
Proceeds from sale of available-for-sale securities	525	3,600
Increase in Restricted Cash	(23,523)	-
Investment in other activities	(146)	520

NET CASH USED IN INVESTING ACTIVITIES	$(37,579)	$(21,895)

Cash Flows from Financing Activities:
Proceeds from Debt	$8,724	$138,182
Repayment of Debt	(16,181)	(10,602)
Common Stock repurchased under share repurchase program	(11,200)	-
Issuance of Common Stock and effect of cashless exercise	63	139
Deferred debt costs	(1,608)	(517)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(20,202)	$127,202

Net (Decrease) Increase in Cash and Cash Equivalents	(45,097)	64,749
Cash and Cash Equivalents at Beginning of Year	348,309	386,172

Cash and Cash Equivalents at End of Period	$303,212	$450,921

Supplemental Disclosure of Cash Paid During the Period For:
Interest	$2,868	$4,136
Income taxes	$20,306	$44,335

Supplemental Disclosure of Non-cash Transactions:
Property and Equipment acquired through financing arrangements	$6,054	$257

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The unaudited consolidated condensed financial statements presented herein include the accounts of Tutor Perini Corporation (formerly known as Perini Corporation) and its wholly owned subsidiaries (“Tutor Perini” or the “Company”).  The Company’s interests in construction joint ventures are accounted for using the proportionate consolidation method.  These unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2010 and December 31, 2009, results of operations for the three and six month periods ended June 30, 2010 and 2009, and cash flows for the six month periods ended June 30, 2010 and 2009. The results of operations for the six month period ended June 30, 2010 may not be indicative of the results that may be expected for the year ending December 31, 2010 because, among other reasons, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.

(2)	Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to such financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The Company has made no significant changes to these policies during 2010.

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

(3)	Cash, Cash Equivalents and Restricted Cash

Cash and Cash Equivalents as reported in the accompanying Consolidated Condensed Balance Sheets consist of amounts held by the Company that are available for general corporate purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses, including future distributions to joint venture partners.  Restricted Cash is held to secure insurance-related contingent obligations, such as insurance claim deductibles, in lieu of letters of credit.  At June 30, 2010 and December 31, 2009, Cash and Cash Equivalents and Restricted Cash consisted of the following (in thousands):

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(3)           Cash, Cash Equivalents and Restricted Cash (continued)

	June 30,	December 31,
	2010	2009

Corporate Cash and Cash Equivalents (1)	$284,430	$323,867

Company's share of joint venture Cash and Cash Equivalents (2)	18,782	24,442
Total Cash and Cash Equivalents	$303,212	$348,309

Restricted Cash	$23,523	$-

(1) Available for general corporate purposes
(2) Available for joint venture purposes, including future distributions to joint venture partners

(4)	Fair Value Measurements

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2010 and December 31, 2009 (in thousands):
		Fair Value Measurements at June 30, 2010 Using
	Total Carrying Value at June 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and Cash Equivalents (1)	$303,212	$303,212	$-	$-
Restricted Cash (1)	23,523	23,523	-	-
Short-term Investments (2)	75	75	-	-
Long-term Investments – Auction rate securities (3)	100,316	-	-	100,316
Total	$427,126	$326,810	$-	$100,316

		Fair Value Measurements at December 31, 2009 Using
	Total Carrying Value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and Cash Equivalents (1)	$348,309	$348,309	$-	$-
Restricted Cash (1)	-	-	-	-
Short-term Investments (2)	76	76	-	-
Long-term Investments – Auction rate securities (3)	101,201	-	-	101,201
Total	$449,586	$348,385	$-	$101,201

(1)
Cash, Cash Equivalents and Restricted Cash consist primarily of money market funds with original maturity dates of three months or less, for which fair value is determined through quoted market prices.

(2)	Short-term Investments are included in Other Current Assets and consist of an S&P 500 index mutual fund for which fair value is determined through quoted market prices.
(3)
At June 30, 2010, the Company had $100.3 million invested in auction rate securities (“ARS”) which the Company considers as available-for-sale.  The majority of the ARS held by the Company at June 30, 2010, are in securities collateralized by student loan portfolios, totaling $74.4 million, which are guaranteed by the U.S. government.  Additional amounts totaling $17.9 million are invested in securities collateralized by student loan portfolios, which are privately insured.  The remainder of the securities, totaling $8.0 million, is invested in tax-exempt bonds.  At December 31, 2009, the Company had $101.2 million invested in ARS which included $93.2 million in securities collateralized by student loan portfolios ($75.3 million guaranteed by the U.S. government and $17.9 million privately insured) and $8.0 million invested in tax-exempt bonds.  Substantially all of the Company’s ARS are rated AAA or Aaa.  The Company estimated the fair value of its ARS utilizing an income approach valuation model which considered, among other items, the following inputs: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default or repurchase at par for each period.  As a result of the fair valuation analysis performed, the Company recorded a pre-tax impairment charge of $0.4 million during the three months ended June 30, 2010.  This charge was deemed to be other-than-temporary and was recorded as a charge against income.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(4)	Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six month periods ended June 30, 2010 and 2009 are as follows (in thousands):
Auction Rate
Securities

Balance at December 31, 2009	$101,201
Settlements	(375)
Balance at March 31, 2010	100,826
Settlements	(150)
Impairment charge included in Other Income (Expense), net	(360)
Balance at June 30, 2010	$100,316

Auction Rate
Securities

Balance at December 31, 2008	$104,779
Settlements	(1,350)
Balance at March 31, 2009	103,429
Settlements	(2,250)
Reversal of impairment charge included in Other Income (Expense), net	22
Balance at June 30, 2009	$101,201

Due to the Company’s belief that the market for both government-backed and privately insured student loans, as well as for tax-exempt municipal bonds, may take in excess of twelve months to fully recover, the Company has classified its $100.3 million investment in these securities as non-current and this amount is included in Long-term Investments in the Consolidated Condensed Balance Sheets at June 30, 2010.

The carrying amount of Cash and Cash Equivalents approximates fair value due to the short-term nature of these items. The carrying value of receivables, payables, long-term debt and other amounts arising out of normal contract activities, including retentions, which may be settled beyond one year, is estimated to approximate fair value.

(5)	Goodwill and Other Intangible Assets

There were no changes in the carrying amount of Goodwill during the six month period ended June 30, 2010 as shown in the table below (in thousands):

			Management
	Building	Civil	Services	Total

Gross Goodwill	$401,744	$300,987	$66,638	$769,369
Accumulated impairment	(146,847)	-	(20,051)	(166,898)
Balance at December 31, 2009	$254,897	$300,987	$46,587	$602,471
Balance at June 30, 2010	$254,897	$300,987	$46,587	$602,471

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(5)	Goodwill and Other Intangible Assets (continued)

Other Intangible Assets consist of the following (in thousands):
	As of June 30, 2010
	Cost	Accumulated Amortization	Net Carrying Value
Trade names	$96,150	$-	$96,150
Contractor license	5,320	-	5,320
Customer relationships	31,700	(5,679)	26,021
Construction contract backlog	33,340	(30,900)	2,440
Non-compete agreements	2,400	(2,280)	120
Total	$168,910	$(38,859)	$130,051

	As of December 31, 2009
	Cost	Accumulated Amortization	Net Carrying Value
Trade names	$96,150	$-	$96,150
Contractor license	5,320	-	5,320
Customer relationships	31,700	(4,243)	27,457
Construction contract backlog	33,340	(28,300)	5,040
Non-compete agreements	2,400	(2,040)	360
Total	$168,910	$(34,583)	$134,327

Amortization expense for the three and six month periods ended June 30, 2010 was $2.0 million and $4.3 million, respectively.  Amortization expense for the three and six month periods ended June 30, 2009 was $4.9 million and $10.1 million, respectively. As of June 30, 2010, amortization expense is estimated to be $3.6 million for the remainder of 2010, $3.3 million in 2011, $2.9 million in 2012, $2.9 million in 2013, $2.9 million in 2014 and $13.0 million thereafter.

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

The court has granted certain Joint Venture motions and LAMTA capitulated on others which reduced the number of false claims LAMTA may seek and limited LAMTA’s claims for damages and penalties.  In 2009, the court ruled that LAMTA could not proceed with its breach of contract claims unless it can prove the contracts are constitutional under a “strict scrutiny” standard. LAMTA has informed the court it will drop the contract claims.  During the second quarter of 2010, the court granted the Joint Venture’s motion against LAMTA regarding witness tampering, issued an order to show cause regarding criminal and civil contempt on the part of LAMTA, and also issued a ruling referring an evidentiary matter to the Attorney General of the State of California relating to a criminal investigation into whether or not LAMTA and its attorneys provided false testimony and tampered with a witness. The court has set the remainder of the case to be tried in September 2010.

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

Management has made an estimate of the total anticipated recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Long Island Expressway/Cross Island Parkway Matter

The Company reconstructed the Long Island Expressway/Cross Island Parkway Interchange for the New York State Department of Transportation (the “NYSDOT”). The $130 million project (the “Project”) was substantially completed in January 2004 and was accepted by the NYSDOT as finally complete in February 2006.

The Company is seeking relief from the NYSDOT for the delay and extra work it experienced on the Project.  In April 2009, the Company made a presentation of its position to the NYSDOT regarding additional relief it seeks from the NYSDOT. In June 2010, the Company requested that NYSDOT close-out the Project, after which the NYSDOT notified the Company that it will conduct an audit of the Company’s costs under the project. To date the parties have been unable to reach a settlement agreement.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(6)	Contingencies and Commitments (continued)

Management has made an estimate of the total anticipated recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Queensridge Matter

Perini Building Company, Inc. (“PBC”) was the general contractor for the construction of One Queensridge Place, a condominium project in Las Vegas, Nevada. The developer of the project, Queensridge Towers, LLC / Executive Home Builders, Inc. (“Queensridge”), has failed to pay PBC for work which PBC and its subcontractors performed on the project.  Queensridge has alleged that PBC and its subcontractors are not due amounts sought and that it has back charges from incomplete and defective work.

Queensridge filed a motion to stay the arbitration in order to pursue its appeal of the Clark County District Court’s spoliation ruling.  PBC filed its answer to Queensridge’s appeal in the Nevada Supreme Court and the court granted PBC’s motion and ruled that its lien is in technical compliance with state statute.

PBC filed an amended arbitration demand, asserting $35 million in claims against Queensridge for liens, contract and punitive damages.

Management has made an estimate of the total anticipated recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Gaylord Hotel and Convention Center Matter

In 2005, Gaylord National, LLC (“Gaylord”), as Owner, and Perini Building Company, Inc. / Tompkins Builders, Joint Venture (“PTJV”), as Construction Manager, entered into a contract to construct the Gaylord National Resort and Convention Center (the “Project”) in Maryland. PTJV is pursuing an insurance claim related to work performed by Banker Steel Company, Inc. (“Banker Steel”), a subcontractor. In November 2009, PTJV filed suit against Factory Mutual Insurance Co. (“FM”) in the Maryland federal district court alleging FM breached the insurance contracts and for declaratory judgment with respect to the insurance coverage.  Pursuant to a separate agreement with Banker Steel, PTJV will share in any net recovery resulting from Banker Steel’s lawsuit against its supplier which was filed in February 2010 and is pending in the Virginia federal court.

Management has made an estimate of the total anticipated recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

UCLA Westwood Replacement Hospital Matter

This project, which was undertaken by the joint venture of Tutor-Saliba Corporation and Perini Corporation (“TSP”), involved the construction of a new hospital on the University of California, Los Angeles campus. The project owner is the University of California at Los Angeles (the “Owner”). The project has been completed.

TSP has filed a lawsuit, in Los Angeles Superior Court, against the Owner on behalf of TSP and its subcontractors. TSP is seeking $36 million on behalf of itself and $171 million on behalf of its subcontractors. The Owner has filed a Cross Complaint against TSP, the Company, Tutor-Saliba Corporation, Helix Electric Inc., and others (together “TSP Defendants”)  alleging contract breach and violation of the California False Claims Act. Helix Electric, Inc. (“Helix”) was a subcontractor to TSP.  The Owner is seeking $62.2 million for contract breach from the TSP Defendants; $4.3

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(6)	Contingencies and Commitments (continued)

million, trebled, for false claims from the TSP Defendants and Helix; and other relief. The subcontractors have filed lawsuits against TSP seeking the aforementioned $171 million in what are essentially pass through claims to the Owner.  Pursuant to the provisions of TSP’s agreements with its subcontractors, TSP is not responsible to pay subcontractors for Owner-caused damages.  All cases have been deemed related and consolidated.  The consolidated cases will be referred to as “In Re UCLA Westwood Replacement Hospital Cases”.  TSP is designated lead plaintiff.

To date this matter has not settled through mediation.  Trial is scheduled for February 2011.

Management has made an estimate of the total anticipated recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

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

On December 10, 2009, PPH filed a lawsuit against R&S in the Superior Court of the State of California for the County of San Diego.  The complaint includes claims for breach of contract, civil fraud and negligent misrepresentation. R&S filed its cross-complaint against PPH in May 2010, alleging breach of contract and implied covenant of good faith and fair dealing, promissory estoppel, violation of the Federal Civil Rights Act, and other causes of action.  The ultimate financial impact of the lawsuit is not yet determinable.  Therefore, no provision for loss, if any, has been recorded in the financial statements.

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

DPH filed liens in Nevada for approximately $42 million, representing its unreimbursed costs to date and lost profits, including anticipated profits.  Other unaffiliated subcontractors have also filed liens. On June 17, 2009, DPH filed suit against Turnberry West Construction, Inc. (“Turnberry”), the general contractor, in the 8th Judicial District Court, Clark County, Nevada, seeking damages based on contract theories. On April 2, 2010, the court entered a default judgment in favor of DPH and against Turnberry for Turnberry’s failure to answer the DPH complaint and on May 27, 2010, the court entered an order on the default judgment in favor of DPH for approximately $45 million.  DPH is uncertain as to Turnberry’s present financial condition.

In January 2010, the Bankruptcy Court approved the sale of the property to Icahn Nevada Gaming Acquisition, LLC and this transaction closed in February 2010.  Approximately $105 million has been set aside from this sale and is available for distribution to satisfy the creditor claims based on seniority. The project lender filed suit against the mechanic’s lien claimants, including DPH, alleging that certain mechanic’s liens are invalid and that all mechanic’s liens are subordinate to the lender's claims against the property. This litigation is pending.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(6)	Contingencies and Commitments (continued)

Management has made an estimate of the total anticipated recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

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

The Company achieved substantial completion of the Project on or about December 16, 2009, and MGM opened the Project to the public on the same date.  Approximately $491 million, recorded as contract receivables, is due and owed to the Company and its subcontractors.  Included in the Company’s receivables are pass through subcontractor billings for contract work and retention, and other requests for equitable adjustment for additional work in the amount of $378 million.  On March 24, 2010, the Company filed suit against MGM and certain other property owners in the Clark County District Court alleging (1) breach of contract, (2) breach of the implied covenant of good faith and fair dealing, (3) tortious breach of the implied covenant of good faith and fair dealing, (4) unjust enrichment, (5) fraud and intentional misrepresentation, (6) foreclosure of mechanic’s lien, and (7) claim of priority.  On March 29, 2010, the Company filed a $491 million mechanic’s lien against the Project.

In a Current Report on Form 8-K filed by MGM on March 12, 2010, and in subsequent communications issued, MGM has asserted that it believes it owes substantially less than the claimed amount and that it has claims for losses in connection with the construction of the Harmon Hotel and is entitled to unspecified offsets for other work on the Project. According to MGM, the total of the offsets and the Harmon Hotel claims exceed the amount claimed by the Company.  MGM’s filing and subsequent communications do not specify in any detail the basis for MGM’s belief that it has such claims against the Company.

On May 14, 2010, MGM filed a counterclaim and third party complaint against the Company and its subsidiary Perini Building Company.  On June 24, 2010, MGM filed its First Amended Third Party Complaint in which MGM removed certain causes of actions against the Company.  On June 28, 2010, the court granted the Company and MGM’s joint motion to consolidate all subcontractor initiated actions into the main CityCenter lawsuit. Trial is scheduled for September 2011.

In public statement, MGM asserted its intent to enter into settlement discussions directly with subcontractors under contract with the Company.  The Company disputes MGM’s ability to settle with subcontractors directly without the Company’s approval.  In the event MGM reaches a settlement with subcontractors for amounts less than currently due and the settlement is agreed to by the Company, the Company will reduce amounts included in revenues, cost of construction operations, accounts receivable and accounts payable for the reduction in subcontractor pass through billings, which we would not expect to have an impact on recorded profit.

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

Management has made an estimate of the total anticipated recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Honeywell Street/Queens Boulevard Bridges Matter

In 1999, the Company was awarded a contract for reconstruction of the Honeywell Street/Queens Boulevard Bridges (the “Project”) for the City of New York (the “City”).  In June 2003, after substantial completion of the Project, the Company initiated an action to recover $8.75 million in claims from the City on behalf of itself and its subcontractors. In February 2010, the Company initiated a second action in the Supreme Court of the State of New York to recover an additional $0.7 million in claims against the City for unpaid retention.  On March 18, 2010, the City filed counterclaims for $74.6 million and other relief, alleging fraud in connection with the Disadvantaged Business Enterprise (“DBE”) requirements for the Project. On May 18, 2010, the Company served the City with its response to the City’s counterclaims and affirmative defenses.   No trial date has been set.

The Company does not expect this matter to have any material adverse effect on its consolidated financial statements.

Westgate Planet Hollywood Matter

Tutor-Saliba Corporation, a wholly owned subsidiary of the Company, contracted to construct a time share development in Las Vegas (the “Project”) which was substantially completed on December 11, 2009.  The Company’s claims against the owner, Westgate Planet Hollywood Las Vegas, LLC (“WPH”), relate to unresolved owner change orders and other claims.  The Company filed a lien on the project on April 8, 2010 in the amount of $19.3 million, and filed its complaint on May 10, 2010 with the District Court, Clark County, Nevada.  Included in the Company’s receivables are pass through subcontractor billings for contract work and retention of approximately $11.2 million. Several subcontractors have also recorded liens, some of which have been released by bonds and some of which have been released as a result of subsequent payment.

Management has made an estimate of the total anticipated recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

(7)	Common Stock Repurchase Program

On March 19, 2010, the Company’s Board of Directors extended a program to repurchase up to $100 million of the Company’s Common Stock through March 31, 2011.  Under the terms of the program, the Company may repurchase shares in open market purchases or through privately negotiated transactions. The Company expects to use cash on hand to fund repurchases of its Common Stock.  Stock repurchases will be conducted in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  The timing and amount of any repurchase will be based on management’s evaluation of market conditions, business considerations and other factors.  Repurchases also may be made under a 10b5-1 plan which permits Common Stock to be purchased when the Company would otherwise be prohibited from doing so under insider trading laws.

The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of its Common Stock and the program may be extended, modified, suspended or discontinued at any time, at the Company’s discretion.  During the three month period ended June 30, 2010 the Company repurchased 617,091 shares under the program for an aggregate purchase price of $11.2 million.  There were no repurchases made during 2009 or the three month

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(7)	Common Stock Repurchase Program (continued)

period ended March 31, 2010.  There was $57 million remaining under the program as of June 30, 2010. Subsequent to June 30, 2010 and through the date of this report, the Company repurchased 1,547,749 shares under a 10b5-1 plan adopted by the Company on July 18, 2010, for an aggregate purchase price of $28.2 million, leaving $28.8 million remaining under the program.

(8)	Stock-Based Compensation

For the three and six month periods ended June 30, 2010, the Company recognized total compensation expense of $3.6 million and $7.5 million, respectively, related to stock-based compensation awards, which is included in General and Administrative Expenses in the Consolidated Condensed Statements of Income.

Restricted Stock Awards
Restricted stock awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain pre-established pre-tax income performance targets.  Upon vesting, each award is exchanged for one share of the Company’s Common Stock.  As of June 30, 2010, the Compensation Committee has approved the grant of an aggregate of 3,767,500 restricted stock awards to eligible participants.

During the six month period ended June 30, 2010, the Compensation Committee approved the award of 25,000 restricted stock awards, including 16,667 restricted stock awards for which a grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established.  The Compensation Committee also established the respective pre-tax income performance targets for the second tranche of 150,000 restricted stock awards awarded during the second quarter of 2009 and 50,000 restricted stock awards awarded during the third quarter of 2009.  The grant date fair value is determined based on the closing price of the Company’s Common Stock on the date the awards were made by the Compensation Committee or on the date the performance criteria is determined, where applicable.

For the three and six month periods ended June 30, 2010, the Company recognized compensation expense of $2.7 million and $5.5 million, respectively, related to restricted stock awards.  As of June 30, 2010 there was $17.1 million of unrecognized compensation cost related to the unvested awards which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 2.9 years. A summary of restricted stock awards activity under the Plan for the six months ended June 30, 2010 is as follows:

		Weighted Average	Aggregate
	Number	Grant Date	Intrinsic
	of Shares	Fair Value	Value
Granted and Unvested - January 1, 2010	1,717,501	$24.05	$31,052,418
Vested	(610,001)	19.09	11,644,919
Granted	208,333	20.44	3,433,328
Forfeited	(25,000)	26.19	-
Total Granted and Unvested	1,290,833	21.42	21,272,928
Approved for grant	516,667	(a)	8,514,672
Total Awarded and Unvested - June 30, 2010	1,807,500	n.a.	29,787,600

The outstanding unvested awards at June 30, 2010 are scheduled to vest as follows, subject where applicable to the achievement of performance targets.  As described above, certain performance targets are not yet established.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(8)	Stock-Based Compensation (continued)

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

Number
Vesting Date	of Awards

2010	50,000
2011	233,333
2012	233,333
2013	1,140,834
2014	150,000
Total	1,807,500

Approximately 100,000 of the unvested awards will vest based on the satisfaction of service requirements and 1,707,500 will vest based on the satisfaction of both service requirements and the achievement of pre-tax income performance targets.

Stock Options
There were no stock options granted during the six months ended June 30, 2010; however, the Compensation Committee did establish the respective pre-tax income performance target for the second tranche of 150,000 stock options awarded during the second quarter of 2009.  The exercise price of the options previously awarded is equal to the closing price of the Company’s Common Stock on the date the awards were made by the Compensation Committee.  The options expire on May 28, 2019.

For the three and six month periods ended June 30, 2010, the Company recognized compensation expense of $0.9 million and $2.0 million, respectively, related to stock option grants.  As of June 30, 2010, there was $6.6 million of unrecognized compensation expense related to the outstanding options which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 3.0 years. A summary of stock option activity under the Plan for the six months ended June 30, 2010 is as follows:

		Weighted Average
	Number	Grant Date	Exercise
	of Shares	Fair Value	Price
Total Awarded and Outstanding - January 1, 2010	935,000	$11.42	$20.51
Granted	150,000	9.79	20.44
Forfeited	(25,000)	14.84	26.19
Total Granted and Outstanding	1,060,000	11.11	20.36
Approved for grant	450,000	(a)	20.33
Total Awarded and Outstanding - June 30, 2010	1,510,000	n.a.	20.35

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

The outstanding options had an intrinsic value of $1.3 million and a weighted average remaining contractual life of 8.4 years at June 30, 2010.  There were 150,000 options exercisable at June 30, 2010.

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

On September 8, 2008, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement was amended by a Joinder Agreement dated February 13, 2009, executed by Daniel J. Keating Company, by a First Amendment dated as of February 23, 2009 and by a Second Amendment dated January 13, 2010 (collectively, the “Amended Credit Agreement”).   The Amended Credit Agreement allows the Company to borrow up to $205 million on a revolving credit basis (the “Revolving Facility”), with a $50 million sublimit for letters of credit, and an additional $107 million under a supplementary facility (the “Supplementary Facility”) to the extent that the $205 million base facility has been fully drawn.  Subject to certain conditions, the Company has the option to increase the base facility by up to an additional $45 million. In addition, the Amended Credit Agreement provides that the Supplementary Facility shall be reduced upon the sale of all or any portion of the $107 million face value of auction rate securities held in the Company’s investment portfolio as of January 13, 2010.  Subsequent to January 13, 2010 but prior to June 30, 2010, the Company sold auction rate securities with a face value in the amount of $0.5 million.  Subsequent to June 30, 2010 the Company sold $0.4 million.   Any outstanding loans under the Revolving Facility mature on February 22, 2012 unless extended pursuant to the terms of the Amended Credit Agreement.  On July 16, 2010 the Company extended the maturity date of the Supplemental Facility such that any outstanding loans mature on February 22, 2012, coterminous with the Revolving Facility.

The Amended Credit Agreement requires the Company to comply with certain financial and other covenants including minimum net worth, minimum asset coverage, minimum fixed charge coverage and maximum leverage ratios.  The Company was in compliance with the covenants of the Amended Credit Agreement as of June 30, 2010.

In March 2010, the Company obtained three loans totaling $9.4 million, which are collateralized by construction equipment owned by the Company.  The terms of the loans include equal monthly installments inclusive of principal and interest at an interest rate of 4.25% payable over a five-year period, which began in April 2010.

During the second quarter of 2010, the Company obtained a loan for $2.1 million, collateralized by construction equipment.  The terms of the loan include equal monthly installments inclusive of principal and interest at an interest rate of 4.25% payable over a five-year period, which began in May 2010.  The Company obtained a second loan for $3.3 million which was used to finance insurance-related obligations.  The terms of the loan include equal monthly installments inclusive of principal and interest at an interest rate of 3.48% over a 12 month term, which began in June 2010.

The Company had no outstanding borrowings under its available revolving credit facilities as of June 30, 2010 and December 31, 2009.  The Company utilized the revolving credit facility for letters of credit in aggregate amounts of $0.2 million and $20.5 million as of June 30, 2010 and December 31, 2009, respectively.  Accordingly, at June 30, 2010, the Company had $311.4 million available to borrow under the Amended Credit Agreement, including the Supplementary Facility.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(10)	Earnings per Common Share

Basic earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per common share was similarly computed after giving consideration to the dilutive effect of stock options and restricted stock awards outstanding on the weighted average number of common shares outstanding. The computation of diluted earnings per common share for the three and six month periods ended June 30, 2010 excludes the antidilutive effect of 585,000 stock options.  There were 1,467,500 antidilutive securities for the three and six month periods ended June 30, 2009, which consisted of restricted stock awards and stock options.

(11)	Business Segments

The following tables set forth certain business segment information relating to the Company’s operations for the three and six month periods ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
	Revenues	Income from Construction Operations	Revenues	Income from Construction Operations

Building	$663,157	$29,686	$1,215,982	$38,153
Civil	197,431	29,720	97,229	21,688
Management Services	53,788	6,848	69,537	14,196
	914,376	66,254	1,382,748	74,037
Corporate *	-	(10,403)	-	(10,277)
Total	$914,376	$55,851	$1,382,748	$63,760

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Revenues	Income from Construction Operations	Revenues	Income from Construction Operations

Building	$1,349,441	$61,996	$2,558,919	$81,418
Civil	322,091	38,010	186,574	34,399
Management Services	107,919	9,941	155,537	29,841
	1,779,451	109,947	2,901,030	145,658
Corporate *	-	(19,939)	-	(19,264)
Total	$1,779,451	$90,008	$2,901,030	$126,394

* Consists primarily of corporate general and administrative expenses.

(12)	Employee Pension Plans

The Company has a defined benefit pension plan and an unfunded supplemental retirement plan.  Effective June 1, 2004, all benefit accruals under the Company’s pension plan were frozen; however, the current vested benefit was preserved.  The pension disclosure presented below includes aggregated amounts for both of the Company’s plans. The following table sets forth the net periodic benefit cost by component for the three and six month periods ended June 30, 2010 and 2009 (in thousands):

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(12)	Employee Pension Plans (continued)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Interest cost	$1,139	$1,162	$2,279	$2,324
Expected return on plan assets	(1,241)	(1,219)	(2,483)	(2,438)
Amortization of net loss	612	473	1,224	946

Net periodic benefit cost	$510	$416	$1,020	$832

The Company contributed $0.5 million and $0.6 million to its defined benefit pension plan in January 2010 and April 2010, respectively. The Company expects to contribute an additional $2.4 million to its defined benefit pension plan during the remainder of fiscal year 2010.

(13)	Related Party Transactions

The Company leases certain facilities from Ronald N. Tutor, the Company’s Chairman and Chief Executive Officer, and an affiliate owned by Mr. Tutor under non-cancelable operating lease agreements with monthly payments of $0.2 million, which increase at 3% per annum beginning August 1, 2009 and expire on July 31, 2016.  Lease expense for these leases, recorded on a straight-line basis, was $1.2 million for each of the six month periods ended June 30, 2010 and June 30, 2009 and $0.6 million for each of the three month periods ended June 30, 2010 and June 30, 2009.

The Vice Chairman of O&G Industries, Inc. (“O&G”) is a director of the Company.  O&G has participated in joint ventures with the Company which have all been substantially completed.  The Company’s share of revenues related to these joint ventures amounted to $6 thousand (or less than 1%) and $0.8 million (or less than 1%) for the six months ended June 30, 2010 and 2009, respectively, and $0 and $0.1 million for the three months ended June 30, 2010 and 2009, respectively. O&G’s cumulative holdings of the Company’s stock as of June 30, 2010 and June 30, 2009 were 600,000 shares, or 1.23% of total common shares outstanding at June 30, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses our financial position at June 30, 2010, and the results of our operations for the three and six month periods ended June 30, 2010, and should be read in conjunction with: (1) the unaudited consolidated condensed financial statements and notes contained herein, and (2) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Our operating results for the three months ended June 30, 2010 reflect the execution of our strategy to increase focus on higher margin public works projects in our Civil and Building segments.  Operating profit margins during the second quarter of 2010 are up from the same period in 2009, reflecting the shift in  mix of our active projects.  During the second quarter of 2010, we had an increasing number of projects under construction in our Civil segment, which contributed a growing share of income from construction operations. Our Building segment operating results reflect the substantial completion of large hospitality and gaming work in December 2009.  Our Management Services segment continues its focus on new U.S. military work that could enter our backlog this year.

Recent Developments

Extended Maturity Date of Supplemental Facility

On July 16, 2010 we entered into an Extension of the Supplemental Facility under the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”).  This extension redefines the maturity date of the Supplemental Facility such that any outstanding loans mature on February 22, 2012, coterminous with our revolving credit facility.   For a description of additional material terms of the Amended Credit Agreement, see Note 9 of Notes to Consolidated Condensed Financial Statements entitled “Financial Commitments”.

Common Stock Repurchase Program

On March 19, 2010, our Board of Directors extended the Common Stock repurchase program put into place on November 13, 2008.  The program allows us to repurchase up to $100 million of our Common Stock through March 31, 2011. Under the terms of the program, we may repurchase shares in open market purchases or through privately negotiated transactions. The timing and amount of any repurchase will be based on our evaluation of market conditions, business considerations and other factors.  We expect to use cash on hand to fund repurchases of our Common Stock. Stock repurchases will be conducted in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Repurchases also may be made under a 10b5-1 plan, which permits Common Stock to be purchased when we would otherwise be prohibited from doing so under insider trading laws. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of our Common Stock, and the program may be extended, modified, suspended or discontinued at any time, at our discretion.  During the three month period ended June 30, 2010 we repurchased 617,091 shares under the program for an aggregate purchase price of $11.2 million. There were no repurchases made during 2009 or the three month period ended March 31, 2010.  There was $57 million remaining under the program as of June 30, 2010. Subsequent to June 30, 2010 and through the date of this report, we repurchased 1,547,749 shares under a 10b5-1 plan adopted by the Company on July 18, 2010, for an aggregate purchase price of $28.2 million, leaving approximately $28.8 million remaining under the program.

Backlog of $4.3 Billion

Our backlog of uncompleted construction work at June 30, 2010 and December 31, 2009 was approximately $4.3 billion. As anticipated, during the second quarter of 2010 we converted a number of pending awards into backlog across all of our business segments.  Additions to new work during the second quarter of 2010 include approximately $1.0 billion in our Building segment, $291 million in our Civil segment and $90 million in our Management Services segment. New awards in the Building segment include a $480 million courthouse in San Diego and a $300 million hospital in northern California. New awards in the Civil segment include the rehabilitation of the Tappan Zee Bridge and the New Irvington Tunnel amounting to $149 million and $91 million, respectively, while new awards in the Management Services segment include $81 million of runway paving work at Andrews Air Force Base in Maryland. In addition, we have pending awards and prospects for both public and private sector customers that could enter backlog in the near future.

(dollars in millions)	Backlog at December 31, 2009	New Business Awarded	Revenues Recognized	Backlog at June 30, 2010
Six months ended
Building	$3,125.8	$1,278.4	$(1,349.4)	$3,054.8
Civil	1,001.5	362.7	(322.1)	1,042.1
Management Services	182.9	119.6	(107.9)	194.6
Total	$4,310.2	$1,760.7	$(1,779.4)	$4,291.5

Critical Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Condensed Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  Our critical accounting policies are also identified and discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  We have made no significant changes to these policies during the six month period ended June 30, 2010.

Impairment of Goodwill and Other Intangible Assets – On a quarterly basis we consider whether events or changes in circumstances indicate that assets, including goodwill and intangible assets not subject to amortization, might be impaired.  In conjunction with this analysis, we evaluate whether our current market capitalization is less than our stockholders’ equity and specifically consider (1) the duration and severity of any decline in market capitalization, (2) a reconciliation of the implied control premium to a current market control premium, (3) target price assessments by third party analysts and (4) how current market conditions impact our forecast of future cash flows.  We also update our assessment of the fair value of each of our reporting units, considering whether our current forecast of future cash flows are in line with those used in our most recent annual impairment assessment and whether there are any significant changes in trends or any other material assumption used.  As of June 30, 2010 we have concluded that we do not have an impairment indicator and that the estimated fair value of each reporting unit substantially exceeds its carrying value.

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

Results of Operations

Our operating results decreased during the first six months of 2010 as a result of the substantial completion of large hospitality and gaming work in 2009 and the continued sluggishness in the overall economy.  The first quarter of 2010 was the first full quarter of operating results following the completion of significant integration and organizational changes, initiated following our merger with Tutor-Saliba Corporation in 2008, which have established a foundation for long-term success as a more diversified general contractor with greater emphasis on public works projects in our Civil segment and self-performing a greater level of work in our Building segment.  The increase in operating profit margins during the second quarter of 2010 reflects the shift in mix of our active projects.

Comparison of the Second Quarter Ended June 30, 2010 with the Second Quarter Ended June 30, 2009

For the three month period ended June 30, 2010, we recorded Revenues of $914.4 million, Income from Construction Operations of $55.9 million and Net Income of $32.7 million. Diluted earnings per common share were $0.66 for the second quarter of 2010, compared to $0.79 for the second quarter of 2009.

	Revenues for the
	Three Months Ended June 30,
(dollars in millions)	2010	2009	$ Change	% Change
Building	$663.2	$1,216.0	$(552.8)	(45.5%)
Civil	197.4	97.2	100.2	103.1%
Management Services	53.8	69.5	(15.7)	(22.6%)
Total	$914.4	$1,382.7	$(468.3)	(33.9%)

Overall Revenues decreased by $468.3 million (or 33.9%), from $1,382.7 million in 2009 to $914.4 million in 2010. This decrease was due primarily to a $552.8 million (or 45.5%) decrease in our Building segment revenues, from $1,216.0 million in 2009 to $663.2 million in 2010, resulting from the substantial completion of the CityCenter project in December 2009,  which contributed approximately $580 million of revenues to the Building segment during the three month period ended June 30, 2009, as well as other declines in revenues in the hospitality and gaming and private nonresidential building markets due to continued financing challenges facing some of our customers in our Building segment. Civil segment revenues increased by $100.2 million (or 103.1%), from $97.2 million in 2009 to $197.4 million in 2010, due to an increased number of projects under construction in the metropolitan New York area which were awarded during 2009. Management Services segment revenues decreased by $15.7 million (or 22.6%), from $69.5 million in 2009 to $53.8 million in 2010, due primarily to the completion of several overhead coverage system projects in Iraq and an airport facility in Guam.

	Income from Construction
	Operations for the
	Three Months Ended June 30,
(dollars in millions)	2010	2009	$ Change	% Change
Building	$29.7	$38.2	$(8.5)	(22.3%)
Civil	29.7	21.7	8.0	36.9%
Management Services	6.9	14.2	(7.3)	(51.4%)
Corporate	(10.4)	(10.3)	(0.1)	1.0%
Total	$55.9	$63.8	$(7.9)	(12.4%)

Overall Income from Construction Operations decreased by $7.9 million (or 12.4%), from $63.8 million in the second quarter of 2009 to $55.9 million in the second quarter of 2010, due primarily to decreases in our Building and Management Services segments which were partly offset by an increase in our Civil segment. Building segment income from construction operations decreased by $8.5 million (or 22.3%), from $38.2 million in the second quarter of 2009 to $29.7 million in the second quarter of 2010, due primarily to the substantial completion of the CityCenter project in December 2009, as well as the completion of several other large projects in the hospitality and gaming and private nonresidential building markets in Las Vegas, California and Pennsylvania. However, our Building segment achieved an increase in operating margin due to a higher mix of public works projects in 2010 and by increasing the amount of our self-performed work. Civil segment income from construction operations increased by $8.0 million (or 36.9%), from $21.7 million in the second quarter of 2009 to $29.7 million in the second quarter of 2010, due primarily to the increase in revenues discussed above.  This increase was partially offset by favorable performance in the second quarter of 2009, as compared to the second quarter of 2010, on several projects in metropolitan New York and California that reached substantial completion in 2009.  Management Services income from construction operations decreased by $7.3 million (or 51.4%), from $14.2 million in the second quarter of 2009 to $6.9 million in the second quarter of 2010, due primarily to the decrease in revenues discussed above and favorable performance in the second quarter of 2009 upon substantial completion of several overhead coverage system projects in Iraq and an airport facility in Guam.

Consolidated Other Income, Interest Expense and Provision for Income Taxes

(dollars in millions)	June 30, 2010	June 30, 2009	$ Change	% Change
Three months ended
Other Income (Expense), net	$(1.1)	$0.6	$(1.7)	n.a.
Interest Expense	3.2	2.9	0.3	10.3%
Provision for Income Taxes	18.8	22.6	(3.8)	(16.8%)

On a consolidated basis, Other Income (Expense), net decreased by $1.7 million, from income of $0.6 million in 2009 to expense of $1.1 million in 2010. This decrease was primarily due to a decrease in interest income on our cash investments due to a lower average investment balance during 2010 as compared to 2009 and a charge recorded in 2010 to adjust our auction rate securities to their fair value.  In addition, amortization of deferred debt increased due to costs related to the amendment of our credit agreement in January 2010. Consolidated Interest Expense increased by $0.3 million (or 10.3%), from $2.9 million in 2009 to $3.2 million in 2010.  This increase was primarily due to non-cash interest recorded in 2010 associated with adjusting our mineral royalties payable to its present value, offset by a reduction in interest expense due to not borrowing under our credit facility during 2010 as compared to 2009 and a non-recurring interest charge recorded in 2009.  Our consolidated Provision for Income Taxes decreased by $3.8 million (or 16.8%), from $22.6 million in 2009 to $18.8 million in 2010, due primarily to the decrease in pretax income between the periods.

Comparison of the Six Months Ended June 30, 2010 with the Six Months Ended June 30, 2009

For the six month period ended June 30, 2010, we recorded Revenues of $1,779.4 million, Income from Construction Operations of $90.0 million and Net Income of $53.7 million. Diluted earnings per common share were $1.09 for the first six months of 2010, compared to $1.59 for the first six months of 2009.

	Revenues for the
	Six Months Ended June 30,
(dollars in millions)	2010	2009	$ Change	% Change
Building	$1,349.4	$2,558.9	$(1,209.4)	(47.3%)
Civil	322.1	186.6	135.5	72.6%
Management Services	107.9	155.5	(47.6)	(30.6%)
Total	$1,779.4	$2,901.0	$(1,121.5)	(38.7%)

Overall Revenues decreased by $1,121.5 million (or 38.7%), from $2,901.0 million in 2009 to $1,779.4 million in 2010. This decrease was due primarily to a $1,209.4 million decrease in our Building segment revenues, from $2,558.9 million in 2009 to $1,349.4 million in 2010, resulting from the substantial completion of the CityCenter project in December 2009, which contributed approximately $1.2 billion of revenues to the Building segment during the six month period ended June 30, 2009, as well as other declines in revenues in the hospitality and gaming and private nonresidential building markets due to continued financing and economic challenges arising from the current state of the global economy. Civil segment revenues increased by $135.5 million (or 72.6%), from $186.6 million in 2009 to $322.1 million in 2010, due to an increased number of projects under construction in the metropolitan New York area which were awarded during 2009. Management Services segment revenues decreased by $47.6 million (or 30.6%), from $155.5 million in 2009 to $107.9 million in 2010, due primarily to the completion of several overhead system projects in Iraq and an airport facility in Guam.

	Income from Construction
	Operations for the
	Six Months Ended June 30,
(dollars in millions)	2010	2009	$ Change	% Change
Building	$62.0	$81.4	$(19.4)	(23.8%)
Civil	38.0	34.4	3.6	10.5%
Management Services	9.9	29.9	(20.0)	(66.9%)
Corporate	(19.9)	(19.3)	(0.6)	3.1%
Total	$90.0	$126.4	$(36.4)	(28.8%)

Overall Income from Construction Operations decreased by $36.4 million (or 28.8%), from $126.4 million in 2009 to $90.0 million in 2010, due primarily to decreases in our Building and Management Services segments. Building segment income from construction operations decreased by $19.4 million (or 23.8%), from $81.4 million in 2009 to $62.0 million in 2010, due primarily to the substantial completion of the CityCenter project in December 2009, as well as the completion of several other large projects in the hospitality and gaming and private nonresidential building markets in Las Vegas, California and Pennsylvania. However, our Building segment achieved an increase in operating margin due to a higher mix of public works projects in 2010 and by increasing the amount of our self-performed work.  We are positioned to continue to improve our operating margins through an increased mix of public works projects, which are predominantly performed under fixed price contracts, and through performing a higher level of self-performed work. Civil segment income from construction operations increased by $3.6 million (or 10.5%), from $34.4 million in 2009 to $38.0 million in 2010, due primarily to the increase in revenues discussed above.  This increase was partially offset by favorable performance in the second quarter of 2009, as compared to the second quarter 2010, on several projects in metropolitan New York and California that reached substantial completion in 2009 and an under absorption of general and administrative expenses in the early part of 2010 largely related to timing in the start-up of new work.  Management

Services income from construction operations decreased by $20.0 million (or 66.9%), from $29.9 million in 2009 to $9.9 million in 2010, due primarily to the decrease in revenues discussed above and favorable performance achieved in 2009 upon substantial completion of several overhead coverage system projects in Iraq and an airport facility in Guam.

Consolidated Other Income, Interest Expense and Provision for Income Taxes

(dollars in millions)	June 30, 2010	June 30, 2009	$ Change	% Change
Six months ended
Other Income (Expense), net	$(0.7)	$1.9	$(2.6)	n.a.
Interest Expense	4.8	4.1	0.7	17.1%
Provision for Income Taxes	30.8	46.3	(15.5)	(33.5%)

On a consolidated basis, Other Income (Expense), net decreased by $2.6 million, from income of $1.9 million in 2009 to expense of $0.7 million in 2010, primarily due to a decrease in interest income on our cash investments due to a lower average investment balance during 2010 as compared to 2009 and a charge recorded in 2010 to adjust our auction rate securities to their fair value.  In addition, amortization of deferred debt increased due to costs related to the amendment of our credit agreement in January 2010. Consolidated Interest Expense increased by $0.7 million (or 17.1%), from $4.1 million in 2009 to $4.8 million in 2010, primarily due to non-cash interest recorded in 2010 associated with adjusting our mineral royalties payable to its present value, partly offset by a reduction in interest expense due to not borrowing under our credit facility during 2010 as compared to 2009 and a non-recurring interest charge recorded in 2009.  Our consolidated Provision for Income Taxes decreased by $15.5 million (or 33.5%), from $46.3 million in 2009 to $30.8 million in 2010, due primarily to the decrease in pretax income in the first six months of 2010 as compared to the first six months of 2009.

Liquidity and Capital Resources

Cash and Working Capital
At June 30, 2010 and December 31, 2009, cash held by us and available for general corporate purposes was $284.4 million and $323.9 million, respectively.  Our proportionate share of cash held by joint ventures and available only for joint venture-related uses, including distributions to joint venture partners was $18.8 million and $24.4 million, respectively, and our Restricted Cash was $23.5 million and $0, respectively.

A summary of cash flows for each of the six month periods ended June 30, 2010 and 2009 is set forth below:

	Six Months Ended June 30,
(dollars in millions)	2010	2009
Cash flows from:
Operating activities	$12.7	$(40.6)
Investing activities	(37.6)	(21.9)
Financing activities	(20.2)	127.2
Net (decrease) increase in cash	(45.1)	64.7
Cash at beginning of year	348.3	386.2
Cash at end of period	$303.2	$450.9

During the first six months of 2010, we generated $12.7 million in cash from operating activities as the volume of work under construction in our Civil segment increased, which had a significant positive impact on our cash flow. Our Building segment cash flow from operations was negatively impacted by increased receivables on the CityCenter project. We used $37.6 million in cash to fund investing activities, principally for Restricted Cash of $23.5 million to secure insurance-related contingent obligations, such as insurance claim deductibles, in lieu of utilizing letters of credit. In addition, we used cash to purchase construction equipment and to fund the deferred purchase price of certain acquisitions made in prior years. We also used $20.2 million in cash to fund financing activities, primarily for the repurchase of shares of our Common Stock for an aggregate purchase price of $11.2 million in accordance with our previously announced share repurchase program, and for the net reduction of $7.5 million in debt.

Working capital increased by $41.6 million, from $303.1 million at the end of 2009 to $344.7 million at June 30, 2010. The current ratio increased from 1.23x at December 31, 2009 to 1.26x at June 30, 2010.

Long-term Investments
At June 30, 2010, we had investments in auction rate securities of $100.3 million, which are reflected at fair value. These investments are considered to be “available-for-sale” and are classified as Long-term Investments. Our investment policy is to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. The current overall liquidity concerns in capital markets have affected our ability to liquidate many of our investments in auction rate securities. Based on our ability to access our cash equivalent investments and our available Revolving Facility and Supplementary Facility, we do not expect that the short-term lack of liquidity of our auction rate security investments will materially affect our overall liquidity position or our ability to execute our current business plan.

Debt
We had no outstanding borrowings under our Revolving Facility or Supplementary Facility at June 30, 2010; however, we utilized the Revolving Facility for letters of credit in the amount of $0.2 million. Accordingly, at June 30, 2010, we had $311.4 million available to borrow under our Amended Credit Agreement, including the Supplementary Facility.

The Amended Credit Agreement requires us to comply with certain financial and other covenants including minimum net worth, minimum asset coverage, minimum fixed charge coverage and maximum leverage ratios.  We were in compliance with the covenants of the Amended Credit Agreement as of June 30, 2010.

Total debt at June 30, 2010 was $114.0 million, a decrease of $2.2 million from December 31, 2009, as an increase in debt due to financing the purchase of certain construction equipment was more than offset by repayments of outstanding borrowings.    As a result, our long-term debt to equity ratio decreased from 0.07 to 1.00 at December 31, 2009 to 0.06 to 1.00 at June 30, 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 19, 2010, the Company’s Board of Directors extended a program to repurchase up to $100 million of the Company’s Common Stock through March 31, 2011.  Under the terms of the program, the Company may repurchase shares in open market purchases or through privately negotiated transactions. The Company expects to use cash on hand to fund repurchases of its Common Stock.  Stock repurchases will be conducted in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  The timing and amount of any repurchase will be based on management’s evaluation of market conditions, business considerations and other factors.  Repurchases also may be made under a 10b5-1 plan, which permits Common Stock to be purchased when the Company would otherwise be prohibited from doing so under insider trading laws.

The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of its Common Stock, and the program may be extended, modified, suspended or discontinued at any time, at the Company’s discretion.  During the three months ended June 30, 2010 the Company repurchased 617,091 shares under the program for an aggregate purchase price of $11.2 million.  There were no repurchases made during 2009 or the three months ended March 31, 2010.  There was $57 million remaining under the program as of June 30, 2010 as detailed in the table below:

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that
	Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs
April 1, 2010 – April 30 ,2010	None	-	-	$68,203,997
May 1, 2010 – May 31, 2010	None	-	-	$68,203,997
June 1, 2010 – June 30, 2010	617,091	$18.12	617,091	$57,003,590
Total	617,091	$18.12	617,091	$57,003,590

Item 3. Defaults Upon Senior Securities

 None.

Item 4. Removed and Reserved

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

Exhibit 10.2
Extension of Supplemental Facility dated July 16, 2010 to the Third Amended and Restated Credit Agreement among Tutor Perini Corporation, the subsidiaries of Tutor Perini identified therein, and Bank of America, N.A., and the other lenders that are parties thereto – filed herewith.

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

*Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

*Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

Exhibit 99.1	Commercial Lease Agreement, dated as of November 1, 2005 by and among Krista Investments, Ltd. And Tutor-Saliba Corporation and applicable amendments – filed herewith.

Exhibit 99.2	Industrial Lease Agreement, dated as of June 10, 1987 by and among Ronald N. Tutor And Tutor-Saliba Corporation and applicable amendments – filed herewith.

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

Tutor Perini Corporation
Registrant

Date: August 5, 2010	/s/Kenneth R. Burk
Kenneth R. Burk, Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer