Form 10-K/A
period 2010-07-19
TUTOR PERINI Corp
filed 2010-08-06
CIK 77543

FORM 10-K/A
Amendment No.1
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
For the transition period from                            -to-                               .

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

Documents Incorporated by Reference
Portions of the definitive proxy statement relating to the registrant’s annual meeting of stockholders held on June 8, 2010 are incorporated by reference into Part III of this report.

Explanatory Note
We are filing this Amendment No.1 to Annual Report on Form 10-K for the year ended December 31, 2009 (“Amendment”), originally filed with the Securities and Exchange Commission (“SEC”) on March 1, 2010, in response to a comment we received from the SEC requesting that we resubmit the certifications of our Chief Executive Officer, who is our principal executive officer, and Chief Financial Officer, who is our principal accounting and financial officer, which contained a typographical error as originally submitted.

This Amendment does not revise, update, or in any way affect any information or disclosure contained in the Form 10-K for the year ended December 31, 2009 other than what is mentioned in the paragraph above and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

As a result of this Amendment, we are also filing as an exhibit to this Amendment a currently-dated consent from our Independent Registered Public Accounting Firm.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Tutor Perini Corporation
(Registrant)

Dated: August 5, 2010	By: /s/Robert Band
Robert Band
President

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