Form 10-Q
period 2010-09-30
TUTOR PERINI Corp
filed 2010-11-05
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2010
OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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
Yes ___   No   X

The number of shares of Common Stock, $1.00 par value per share, of the registrant outstanding at November 2, 2010 was 47,089,593.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

Part I.  – Financial Information

Item 1.  Financial Statements
TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009
(In Thousands, except Share Data)
	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
ASSETS
Cash and Cash Equivalents	$213,077	$348,309
Restricted Cash	23,541	-
Accounts Receivable, including retainage	1,121,657	1,088,386
Costs and Estimated Earnings in Excess of Billings	123,497	145,678
Deferred Income Taxes	1,410	1,370
Other Current Assets	44,867	30,811
Total Current Assets	1,528,049	1,614,554

Long-term Investments	94,023	101,201

Property and Equipment (net of Accumulated Depreciation
of $76,204 in 2010 and $67,256 in 2009)	354,995	348,821

Other Assets:
Goodwill	602,471	602,471
Intangible Assets, net	128,105	134,327
Other	18,306	19,280
	$2,725,949	$2,820,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$21,855	$31,334
Accounts Payable, including retainage	829,809	990,551
Billings in Excess of Costs and Estimated Earnings	225,072	187,714
Accrued Expenses	100,097	101,837
Total Current Liabilities	1,176,833	1,311,436

Long-term Debt, less current maturities	79,396	84,771

Deferred Income Taxes	77,923	78,977

Other Long-term Liabilities	50,081	57,044

Contingencies and Commitments

Stockholders’ Equity:
Common Stock - $1 par value: 75,000,000 shares authorized;
Shares issued and outstanding: 47,089,593 and 48,538,982, respectively	47,090	48,539
Additional Paid-in Capital	982,917	1,012,983
Retained Earnings	344,712	260,121
Accumulated Other Comprehensive Loss	(33,003)	(33,217)
Total Stockholders' Equity	1,341,716	1,288,426

	$2,725,949	$2,820,654

The accompanying notes are an integral part of these consolidated condensed financial statements.

 TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2010	2009	2010	2009

Revenues	$731,806	$1,168,769	$2,511,257	$4,069,799

Cost of Operations	641,136	1,083,403	2,245,542	3,769,310

Gross Profit	90,670	85,366	265,715	300,489

General and Administrative Expenses	40,710	42,905	125,747	131,634

INCOME FROM CONSTRUCTION OPERATIONS	49,960	42,461	139,968	168,855

Other Income (Expense), net	358	474	(399)	2,359
Interest Expense	(1,589)	(1,987)	(6,354)	(6,081)

Income before Income Taxes	48,729	40,948	133,215	165,133

Provision for Income Taxes	(17,796)	(14,264)	(48,624)	(60,571)

NET INCOME	$30,933	$26,684	$84,591	$104,562

BASIC EARNINGS PER COMMON SHARE	$0.65	$0.55	$1.75	$2.15

DILUTED EARNINGS PER COMMON SHARE	$0.65	$0.54	$1.73	$2.13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	47,357	48,531	48,455	48,522
Effect of Dilutive Stock Options and Restricted
Stock Units Outstanding	539	552	498	511
DILUTED	47,896	49,083	48,953	49,033

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(In Thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance - December 31, 2009	$48,539	$1,012,983	$260,121	$(33,217)	$1,288,426

Net Income	-	-	84,591	-	84,591

Other comprehensive income (loss):
Foreign currency translation	-	-	-	214	214
Total comprehensive income					84,805

Common Stock repurchased under
share repurchase program	(2,165)	(37,226)	-	-	(39,391)

Tax effect of stock-based compensation	-	(1,967)	-	-	(1,967)

Stock-based compensation expense	-	10,168	-	-	10,168

Issuance of Common Stock, net	716	(1,041)	-	-	(325)

Balance - September 30, 2010	$47,090	$982,917	$344,712	$(33,003)	$1,341,716

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(In Thousands)

	NINE MONTHS ENDED
	September 30,
	2010	2009
Cash Flows from Operating Activities:
Net Income	$84,591	$104,562
Adjustments to reconcile Net Income to net cash from operating activities:
Depreciation and amortization	23,328	29,733
Stock-based compensation expense	10,168	8,230
Adjustment of investments to fair value	25	(34)
Deferred Income Taxes	(3,059)	(5,594)
Loss on sale of equipment	350	427
Loss on land held for sale	-	336
Other Long-term Liabilities	(3,677)	(38,582)
Changes in other components of working capital	(147,675)	(151,135)
NET CASH USED IN OPERATING ACTIVITIES	$(35,949)	$(52,057)

Cash Flows from Investing Activities:
Business acquisition related payments	$(6,734)	$(6,900)
Acquisition of Property and Equipment	(16,135)	(28,091)
Proceeds from sale of Property and Equipment	1,856	1,761
Investment in land held for sale	-	(866)
Proceeds from sale of available-for-sale securities	6,918	3,641
Change in Restricted Cash	(23,541)	-
Investment in other activities	53	423
NET CASH USED IN INVESTING ACTIVITIES	$(37,583)	$(30,032)

Cash Flows from Financing Activities:
Proceeds from Debt	$8,724	$174,660
Repayment of Debt	(28,803)	(142,516)
Common Stock repurchased under share repurchase program	(39,391)	-
Issuance of Common Stock and effect of cashless exercise	(325)	139
Deferred debt costs	(1,905)	(627)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(61,700)	$31,656

Net Decrease in Cash and Cash Equivalents	(135,232)	(50,433)
Cash and Cash Equivalents at Beginning of Year	348,309	386,172

Cash and Cash Equivalents at End of Period	$213,077	$335,739

Supplemental Disclosure of Cash Paid During the Period For:
Interest	$4,215	$6,121
Income taxes	$35,705	$53,246

Supplemental Disclosure of Non-cash Transactions:
Property and Equipment acquired through financing arrangements	$6,054	$1,433

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)      Basis of Presentation

The unaudited consolidated condensed financial statements presented herein include the accounts of Tutor Perini Corporation (formerly known as Perini Corporation) and its wholly owned subsidiaries (“Tutor Perini” or the “Company”).  The Company’s interests in construction joint ventures are accounted for using the proportionate consolidation method.  These unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the financial statements and notes thereto included in the Company's amended Annual Report on Form 10-K/A for the year ended December 31, 2009.  In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2010 and December 31, 2009, results of operations for the three and nine month periods ended September 30, 2010 and 2009, and cash flows for the nine month periods ended September 30, 2010 and 2009. The results of operations for the nine month period ended September 30, 2010 may not be indicative of the results that may be expected for the year ending December 31, 2010 because, among other reasons, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.

(2)      Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to such financial statements included in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2009.  The Company has made no significant changes to these policies during 2010.

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

(3)      Cash, Cash Equivalents and Restricted Cash

Cash and Cash Equivalents as reported in the accompanying Consolidated Condensed Balance Sheets consist of amounts held by the Company that are available for general corporate purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses, including future distributions to joint venture partners.  Restricted Cash is held to secure insurance-related contingent obligations, such as insurance claim deductibles, in lieu of letters of credit.  At September 30, 2010 and December 31, 2009, Cash and Cash Equivalents and Restricted Cash consisted of the following (in thousands):

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)
 (3)      Cash, Cash Equivalents and Restricted Cash (continued)

	September 30,	December 31,
	2010	2009

Corporate Cash and Cash Equivalents (1)	$193,150	$323,867

Company's share of joint venture Cash and Cash Equivalents (2)	19,927	24,442
Total Cash and Cash Equivalents	$213,077	$348,309

Restricted Cash	$23,541	$-

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at September 30, 2010 Using
	Total Carrying Value at September 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and Cash Equivalents (1)	$213,077	$213,077	$-	$-
Restricted Cash (1)	23,541	23,541	-	-
Short-term Investments (2)	23	23	-	-
Long-term Investments – Auction rate securities (3)	94,023	-	-	94,023
Total	$330,664	$236,641	$-	$94,023

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
(3)
At September 30, 2010, the Company had $94.0 million invested in auction rate securities (“ARS”) which the Company considers as available-for-sale.  The majority of the ARS held by the Company at September 30, 2010, are in securities collateralized by student loan portfolios, totaling $68.1 million, which are guaranteed by the U.S. government.  Additional amounts totaling $17.9 million are invested in securities collateralized by student loan portfolios, which are privately insured.  The remainder of the securities, totaling $8.0 million, is invested in tax-exempt bonds.  At December 31, 2009, the Company had $101.2 million invested in ARS which included $93.2 million in securities collateralized by student loan portfolios ($75.3 million guaranteed by the U.S. government and $17.9 million privately insured) and $8.0 million invested in tax-exempt bonds.  Substantially all of the Company’s ARS are rated AAA or Aaa.  The Company estimated the fair value of its ARS utilizing an income approach valuation model which considered, among other items, the following inputs: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default or repurchase at par for each period.

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine month periods ended September 30, 2010 and 2009 are as follows (in thousands):

Level 3 Auction Rate
Securities

Balance at December 31, 2009	$101,201
Settlements	(375)
Balance at March 31, 2010	100,826
Settlements	(150)
Impairment charge included in Other Income (Expense), net	(360)
Balance at June 30, 2010	100,316
Settlements	(6,725)
Reversal of impairment charge included in Other Income (Expense), net	432
Balance at September 30, 2010	$94,023

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(4)      Fair Value Measurements (continued)

Level 3 Auction Rate
Securities

Balance at December 31, 2008	$103,429
Settlements	-
Balance at March 31, 2009	103,429
Settlements	(2,250)
Reversal of impairment charge included in Other Income (Expense), net	22
Balance at June 30, 2009	101,201
Settlements	-
Balance at September 30, 2009	$101,201

Due to the Company’s belief that the market for both government-backed and privately insured student loans, as well as for tax-exempt municipal bonds, may take in excess of twelve months to fully recover, the Company has classified its $94.0 million investment in these securities as non-current and this amount is included in Long-term Investments in the Consolidated Condensed Balance Sheet at September 30, 2010.

The carrying amount of Cash and Cash Equivalents approximates fair value due to the short-term nature of these items. The carrying value of receivables, payables, long-term debt and other amounts arising out of normal contract activities, including retentions, which may be settled beyond one year, is estimated to approximate fair value.

(5)      Goodwill and Intangible Assets

There were no changes in the carrying amount of Goodwill during the nine month period ended September 30, 2010 as shown in the table below (in thousands):
			Management
	Building	Civil	Services	Total

Gross Goodwill	$401,744	$300,987	$66,638	$769,369
Accumulated impairment	(146,847)	-	(20,051)	(166,898)
Balance at December 31, 2009	$254,897	$300,987	$46,587	$602,471
Balance at September 30, 2010	$254,897	$300,987	$46,587	$602,471

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(5)      Goodwill and Intangible Assets (continued)

Intangible Assets consist of the following (in thousands):

	As of September 30, 2010
	Cost	Accumulated Amortization	Net Carrying Value
Trade names	$96,150	$-	$96,150
Contractor license	5,320	-	5,320
Customer relationships	31,700	(6,396)	25,304
Construction contract backlog	33,340	(32,009)	1,331
Non-compete agreements	2,400	(2,400)	-
Total	$168,910	$(40,805)	$128,105

	As of December 31, 2009
	Cost	Accumulated Amortization	Net Carrying Value
Trade names	$96,150	$-	$96,150
Contractor license	5,320	-	5,320
Customer relationships	31,700	(4,243)	27,457
Construction contract backlog	33,340	(28,300)	5,040
Non-compete agreements	2,400	(2,040)	360
Total	$168,910	$(34,583)	$134,327

Amortization expense for the three and nine month periods ended September 30, 2010 was $1.9 million and $6.2 million, respectively.  Amortization expense for the three and nine month periods ended September 30, 2009 was $3.5 million and $13.7 million, respectively. As of September 30, 2010, amortization expense is estimated to be $1.6 million for the remainder of 2010, $3.3 million in 2011, $2.9 million in 2012, 2013 and 2014 and $13.0 million thereafter.

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

Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter

During 1995 Tutor-Saliba-Perini (“Joint Venture”) filed a complaint in the Superior Court of the State of California for the County of Los Angeles against the Los Angeles County Metropolitan Transportation Authority (“LAMTA”), seeking to recover costs for extra work required by LAMTA in connection with the construction of certain tunnel and station projects. In 1999, LAMTA countered with civil claims under the California False Claims Act (“CFCA”) against the Joint Venture, Tutor-Saliba and the Company jointly and severally (together, “TSP”).

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

In September 2010, the LAMTA dismissed its remaining claims and agreed to pay the entire amount of the Joint Venture’s remaining claims of $3.0 million, including settled interest of $1.8 million.  The parties are expected to bring their respective appeals on a limited subset of previous court rulings including TSP’s intent to appeal the previous false claims jury verdict on a Disadvantaged Business Enterprise (“DBE”) subcontractor claim which LAMTA has paid.

The ultimate financial impact of the lawsuit is not yet determinable.  Therefore, no provision for gain or loss, if any, has been recorded in the financial statements.

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

It is PKC’s position that the remaining claims to be decided by the DRB on a binding basis have an anticipated value of approximately $28 million, plus interest.  Hearings before the DRB occurred throughout 2009 and are scheduled to continue through 2011.

Management has made an estimate of the anticipated recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

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

Queensridge Matter

Perini Building Company, Inc. (“PBC”) was the general contractor for the construction of One Queensridge Place, a condominium project in Las Vegas, Nevada.  The developer of the project, Queensridge Towers, LLC / Executive Home Builders, Inc. (“Queensridge”), has failed to pay PBC for work which PBC and its subcontractors performed on the project.  Queensridge has alleged that PBC and its subcontractors are not due amounts sought and that it has back charges from incomplete and defective work.  PBC filed an arbitration demand, asserting $35 million in claims against Queensridge for liens, contract and punitive damages.

Queensridge filed a motion to stay the arbitration in order to pursue its appeal of the Clark County District Court’s spoliation ruling.  PBC filed its answer to Queensridge’s appeal in the Nevada Supreme Court and the court granted PBC’s motion and ruled that its lien is in technical compliance with state statute.  The Nevada Supreme Court denied Queensridge’s appeal and lifted the stay on the arbitration proceedings.  The arbitration process is proceeding.  Queensridge simultaneously filed a motion for reconsideration of the Supreme Court’s denial of its appeal.

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

TSP filed a lawsuit, in Los Angeles Superior Court, against the Owner on behalf of TSP and its subcontractors. TSP

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(6)      Contingencies and Commitments (continued)

is seeking $36 million on behalf of itself and $171 million on behalf of its subcontractors. The Owner has filed a Cross Complaint against TSP, the Company, Tutor-Saliba Corporation, Helix Electric Inc., and others (together “TSP Defendants”)  alleging contract breach and violation of the California False Claims Act. Helix Electric, Inc. (“Helix”) was a subcontractor to TSP.  The Owner is seeking $62.2 million for contract breach from the TSP Defendants; $4.3 million, trebled, for false claims from the TSP Defendants and Helix; and other relief. The subcontractors have filed lawsuits against TSP seeking the aforementioned $171 million in what are essentially pass-through claims to the Owner.  Pursuant to the provisions of TSP’s agreements with its subcontractors, TSP is not responsible to pay subcontractors for Owner-caused damages.  All cases have been deemed related and consolidated.  The consolidated cases will be referred to as “In Re UCLA Westwood Replacement Hospital Cases”.  TSP is designated lead plaintiff.

Mediation was held in June 2010.   The settlement reached with the Owner was approved by the Board of Regents in September 2010, subject to appropriate release language.  Settlements with the substantial majority of subcontractors have occurred subject to any final payment from the Owner.  TSP will seek mediation as to the remaining two subcontractor claims, which are expected to be less than $2.0 million.  The trial, which is scheduled for February 2011, is expected to be continued to allow TSP to mediate the remaining subcontractor claims.

Management has made an estimate of the total anticipated recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Palomar Pomerado Health Matter

Rudolph and Sletten (“R&S”), a wholly owned subsidiary of the Company, was construction manager for Palomar Pomerado Health (“PPH”) regarding its capital expansion program commencing in 2003 through the end of 2009.  Portions of the work were terminated for convenience by PPH in 2008.  PPH audited R&S’s books and records and made an unsubstantiated claim for approximately $5 million in alleged inappropriate billings.

On December 10, 2009, PPH filed a lawsuit against R&S in the Superior Court of the State of California for the County of San Diego.  The complaint included claims for breach of contract, civil fraud and negligent misrepresentation. R&S filed its cross-complaint against PPH in May 2010, alleging breach of contract and implied covenant of good faith and fair dealing, promissory estoppel, violation of the Federal Civil Rights Act, and other causes of action.

A settlement was reached in September 2010 in which PPH withdrew all claims and allegations and remitted a payment of $1.25 million to the Company.  Settlement documents are finalized and dismissals entered.

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

DPH filed liens in Nevada for approximately $42 million, representing its unreimbursed costs to date and lost profits, including anticipated profits.  Other unaffiliated subcontractors have also filed liens. On June 17, 2009, DPH filed suit against Turnberry West Construction, Inc. (“Turnberry”), the general contractor, in the 8th Judicial District

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(6)      Contingencies and Commitments (continued)

Court, Clark County, Nevada, seeking damages based on contract theories. On April 2, 2010, the court entered a default judgment in favor of DPH and against Turnberry for Turnberry’s failure to answer the DPH complaint and on May 27, 2010; the court entered an order on the default judgment in favor of DPH for approximately $45 million.  DPH is uncertain as to Turnberry’s present financial condition.

In January 2010, the Bankruptcy Court approved the sale of the property to Icahn Nevada Gaming Acquisition, LLC and this transaction closed in February 2010.  As a result of a July 2010 ruling relating to certain priming liens there is now approximately $125 million set aside from this sale and is available for distribution to satisfy the creditor claims based on seniority. The project lender filed suit against the mechanic’s lien claimants, including DPH, alleging that certain mechanic’s liens are invalid and that all mechanic’s liens are subordinate to the lender's claims against the property. This litigation is pending.

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

In public statements, MGM asserted its intent to enter into settlement discussions directly with subcontractors under contract with the Company.  As of September 30, 2010 MGM has reached agreements with subcontractors to settle at a discount approximately $107 million of amounts billed to MGM.  The Company has reduced amounts included in revenues, cost of construction operations, accounts receivable and accounts payable for the reduction in subcontractor pass-through billings.  At September 30, 2010 the Company had approximately $384 million recorded as contract receivables for amounts due and owed to the Company and its subcontractors.  Included in the

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(6)      Contingencies and Commitments (continued)

Company’s receivables are pass-through subcontractor billings for contract work and retention, and other requests for equitable adjustment for additional work in the amount of $271 million.  Subsequent to September 30, 2010 MGM has reached agreements with subcontractors to settle approximately $81 million in additional amounts billed to MGM at a discount.  As pass-through subcontractor billings are settled, the Company will reduce its mechanic’s lien as appropriate. In the event MGM reaches additional settlements with subcontractors for amounts less than currently due and the settlement is agreed to by the Company, the Company will reduce amounts included in revenues, cost of construction operations, accounts receivable and accounts payable for the reduction in subcontractor pass-through billings, which we would not expect to have an impact on recorded profit.

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

Honeywell Street/Queens Boulevard Bridges Matter

In 1999, the Company was awarded a contract for reconstruction of the Honeywell Street/Queens Boulevard Bridges (the “Project”) for the City of New York (the “City”).  In June 2003, after substantial completion of the Project, the Company initiated an action to recover $8.75 million in claims from the City on behalf of itself and its subcontractors. In February 2010, the Company initiated a second action in the Supreme Court of the State of New York to recover an additional $0.7 million in claims against the City for unpaid retention.  On March 18, 2010, the City filed counterclaims for $74.6 million and other relief, alleging fraud in connection with the DBE requirements for the Project. On May 18, 2010, the Company served the City with its response to the City’s counterclaims and affirmative defenses.   Parties are in early stages of discussing settlement possibilities.  No trial date has been set. The Company does not expect this matter to have any material adverse effect on its consolidated financial statements.

Westgate Planet Hollywood Matter

Tutor-Saliba Corporation, a wholly owned subsidiary of the Company, contracted to construct a time share development in Las Vegas (the “Project”) which was substantially completed on December 11, 2009.  The Company’s claims against the owner, Westgate Planet Hollywood Las Vegas, LLC (“WPH”), relate to unresolved owner change orders and other claims.  The Company filed a lien on the project on April 8, 2010 in the amount of $19.3 million, and filed its complaint on May 10, 2010 with the District Court, Clark County, Nevada.  Included in the Company’s receivables are pass-through subcontractor billings for contract work and retention of approximately $11.2 million. Several subcontractors have also recorded liens, some of which have been released by bonds and some of which have been released as a result of subsequent payment.

WPH filed a cross-complaint alleging non-conforming and defective work for approximately $40 million, primarily related to alleged defects and liquidated damages.  Some or all of the allegations will be defended by counsel appointed by Tutor-Saliba’s insurance carrier.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(7)      Common Stock Repurchase Program

On March 19, 2010, the Company’s Board of Directors extended a program to repurchase up to $100 million of the Company’s Common Stock through March 31, 2011.  Under the terms of the program, the Company may repurchase shares in open market purchases or through privately negotiated transactions. The Company expects to use cash on hand to fund repurchases of its Common Stock.  Stock repurchases will be conducted in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  The timing and amount of any repurchase will be based on management’s evaluation of market conditions, business considerations and other factors.  Repurchases also may be made under a 10b5-1 plan which permits Common Stock to be repurchased when the Company would otherwise be prohibited from doing so under insider trading laws.

The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of its Common Stock and the program may be extended, modified, suspended or discontinued at any time, at the Company’s discretion.  During the three month period ended September 30, 2010 the Company repurchased 1,547,749, shares under the program for an aggregate purchase price of $28.2 million.  During the nine months ended September 30, 2010 the Company repurchased 2,164,840 shares under the program for an aggregate purchase price of $39.4 million. There were no repurchases made during 2009.  There was $28.8 million remaining under the program as of September 30, 2010.

(8)      Stock-Based Compensation

For the three and nine month periods ended September 30, 2010, the Company recognized total compensation expense of $2.7 million and $10.2 million, respectively, related to stock-based compensation awards, which is included in General and Administrative Expenses in the Consolidated Condensed Statements of Operations.

Restricted Stock Awards
Restricted stock awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain pre-established pre-tax income performance targets.  Upon vesting, each award is exchanged for one share of the Company’s Common Stock.  As of September 30, 2010, the Compensation Committee has approved the grant of an aggregate of 3,767,500 restricted stock awards to eligible participants.

During the nine month period ended September 30, 2010, the Compensation Committee approved the award of 25,000 restricted stock awards, including 16,667 restricted stock awards for which a grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established.  The Compensation Committee also established the respective pre-tax income performance targets for the second tranche of 150,000 restricted stock awards awarded during the second quarter of 2009 and 50,000 restricted stock awards awarded during the third quarter of 2009.  The grant date fair value is determined based on the closing price of the Company’s Common Stock on the date the awards were made by the Compensation Committee or on the date the performance criteria is determined, where applicable.

For the three and nine month periods ended September 30, 2010, the Company recognized compensation expense of $2.0 million and $7.5 million, respectively, related to restricted stock awards.  As of September 30, 2010 there was $14.8 million of unrecognized compensation cost related to the unvested awards which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 2.8 years. A summary of restricted stock awards activity under the plan for the nine months ended September 30, 2010 is as follows:

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

 (8)      Stock-Based Compensation (continued)

		Weighted Average	Aggregate
	Number	Grant Date	Intrinsic
	of Shares	Fair Value	Value
Granted and Unvested - January 1, 2010	1,717,501	$24.05	$31,052,418
Vested	(660,001)	19.17	12,652,469
Granted	208,333	20.44	4,185,410
Forfeited	(45,000)	20.12	-
Total Granted and Unvested	1,220,833	21.62	24,526,535
Approved for grant	516,667	(a)	10,379,840
Total Awarded and Unvested - September 30, 2010	1,737,500	n.a.	34,906,375

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

The outstanding unvested awards at September 30, 2010 are scheduled to vest as follows, subject where applicable to the achievement of performance targets.  As described above, certain performance targets are not yet established.

Number
Vesting Date	of Awards

2011	233,333
2012	233,333
2013	1,120,834
2014	150,000
Total	1,737,500

Approximately 100,000 of the unvested awards will vest based on the satisfaction of service requirements and 1,637,500 will vest based on the satisfaction of both service requirements and the achievement of pre-tax income performance targets.

Stock Options
There were no stock options granted during the nine months ended September 30, 2010; however, the Compensation Committee did establish the respective pre-tax income performance target for the second tranche of 150,000 stock options awarded during the second quarter of 2009.  The exercise price of the options previously awarded is equal to the closing price of the Company’s Common Stock on the date the awards were made by the Compensation Committee.  The options expire on May 28, 2019.

For the three and nine month periods ended September 30, 2010, the Company recognized compensation expense of $0.7 million and $2.7 million, respectively, related to stock option grants.  As of September 30, 2010, there was $5.8 million of unrecognized compensation expense related to the outstanding options which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 2.8 years. A summary of stock option activity under the plan for the nine months ended September 30, 2010 is as follows:

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

 (8)      Stock-Based Compensation (continued)

		Weighted Average
	Number	Grant Date	Exercise
	of Shares	Fair Value	Price
Total Awarded and Outstanding - January 1, 2010	935,000	$11.42	$20.51
Granted	150,000	9.79	20.33
Forfeited	(45,000)	11.46	20.12
Total Granted and Outstanding	1,040,000	11.18	20.50
Approved for grant	450,000	(a)	20.33
Total Awarded and Outstanding - September 30, 2010	1,490,000	n.a.	20.45

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

The outstanding options had an intrinsic value of $2.3 million and a weighted average remaining contractual life of 8.2 years at September 30, 2010.  There were 150,000 options exercisable at September 30, 2010.

The fair value of the second tranche of the 2009 awards was determined using the Black-Scholes-Merton option pricing model using the following key assumptions:

Risk-free interest rate	2.65%
Expected life of options	5.7 years
Expected volatility of underlying stock	48.38%
Exepected quarterly dividends (per share)	$0.00

(9)      Financial Commitments

On September 8, 2008, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement was amended by a Joinder Agreement dated February 13, 2009, executed by Daniel J. Keating Company, by a First Amendment dated as of February 23, 2009 and by a Second Amendment dated January 13, 2010 (collectively, the “Amended Credit Agreement”).   The Amended Credit Agreement allows the Company to borrow up to $205 million on a revolving credit basis (the “Revolving Facility”), with a $50 million sublimit for letters of credit, and an additional $107 million under a supplemental facility (the “Supplemental Facility”) to the extent that the $205 million base facility has been fully drawn.  Subject to certain conditions, the Company has the option to increase the base facility by up to an additional $45 million. In addition, the Amended Credit Agreement provides that the Supplemental Facility shall be reduced upon the sale of all or any portion of the $107 million face value of auction rate securities held in the Company’s investment portfolio as of January 13, 2010.  Subsequent to January 13, 2010 but prior to September 30, 2010, the Company sold auction rate securities with a face value in the amount of $7.3 million.  Subsequent to September 30, 2010 the Company sold an additional $0.2 million in auction rate securities.  Any outstanding loans under the Revolving Facility mature on February 22, 2012 unless extended pursuant to the terms of the Amended Credit Agreement.  On July 16, 2010 the Company extended the maturity date of the Supplemental Facility such that any outstanding loans mature on February 22, 2012, coterminous with the Revolving Facility.

On October 20, 2010, an amendment to the Amended Credit Agreement became effective that provided for, among other things, (i) the permitted incurrence of additional senior unsecured indebtedness up to $300 million under the issuance of senior unsecured notes (the “Notes”), described in Note 14, (ii) the permitted incurrence of indebtedness under any preferred stock issued by the Company that provides for no mandatory cash payments, and no mandatory redemption or put rights until a date that is six months or more after the maturity date of the Amended Credit

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(9)      Financial Commitments (continued)

Agreement, (iii) modifications to certain covenants to permit the Company’s consummation of the issuance of the Notes, and (iv) certain other modifications to the Company’s financial covenants and certain other covenants.

The Amended Credit Agreement requires the Company to comply with certain financial and other covenants including minimum net worth, minimum asset coverage, minimum fixed charge coverage and maximum leverage ratios.  The Company was in compliance with the covenants of the Amended Credit Agreement as of September 30, 2010.

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

The Company did not enter into any new material obligations during the three month period ended September 30, 2010.

The Company had no outstanding borrowings under its available revolving credit facilities as of September 30, 2010 and December 31, 2009.  The Company utilized the revolving credit facility for letters of credit in aggregate amounts of $0.2 million and $20.5 million as of September 30, 2010 and December 31, 2009, respectively.  Accordingly, at September 30, 2010, the Company had $304.6 million available to borrow under the Amended Credit Agreement, including the Supplemental Facility.

(10)      Earnings per Common Share

Basic earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per common share was similarly computed after giving consideration to the dilutive effect of stock options and restricted stock awards outstanding on the weighted average number of common shares outstanding. The computation of diluted earnings per common share for the three and nine month periods ended September 30, 2010 excludes the antidilutive effect of 585,000 stock options.  There were 460,000 antidilutive stock options for the three months ended September 30, 2009 and 935,000 antidilutive  stock options and  682,500 antidilutive restricted stock awards for the nine months ended September 30, 2009 that were excluded from the computation of diluted earnings per share.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)
 (11)      Business Segments

The following tables set forth certain business segment information relating to the Company’s operations for the three and nine month periods ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	Revenues	Income from Construction Operations	Revenues	Income from Construction Operations

Building	$520,671	$28,174	$1,017,819	$38,790
Civil	169,880	27,298	72,614	6,261
Management Services	41,255	2,934	78,336	8,555
	731,806	58,406	1,168,769	53,606
Corporate *	-	(8,446)	-	(11,145)
Total	$731,806	$49,960	$1,168,769	$42,461

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Revenues	Income from Construction Operations	Revenues	Income from Construction Operations

Building	$1,870,112	$90,171	$3,576,738	$120,209
Civil	491,971	65,308	259,188	40,659
Management Services	149,174	12,874	233,873	38,396
	2,511,257	168,353	4,069,799	199,264
Corporate *	-	(28,385)	-	(30,409)
Total	$2,511,257	$139,968	$4,069,799	$168,855

* Consists primarily of corporate general and administrative expenses.

 (12)      Employee Pension Plans

The Company has a defined benefit pension plan and an unfunded supplemental retirement plan.  Effective June 1, 2004, all benefit accruals under the Company’s pension plan were frozen; however, the current vested benefit was preserved.  The pension disclosure presented below includes aggregated amounts for both of the Company’s plans. The following table sets forth the net periodic benefit cost by component for the three and nine month periods ended September 30, 2010 and 2009 (in thousands):

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

(12)      Employee Pension Plans (continued)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Interest cost	$1,139	$1,161	$3,418	$3,485
Expected return on plan assets	(1,241)	(1,219)	(3,724)	(3,657)
Amortization of net loss	612	473	1,836	1,419

Net periodic benefit cost	$510	$415	$1,530	$1,247

The Company contributed $1.2 million and $2.3 million to its defined benefit pension plan during the three and nine months ended September 30, 2010, respectively. The Company expects to contribute an additional $1.2 million to its defined benefit pension plan during the remainder of fiscal year 2010.

(13)      Related Party Transactions

The Company leases certain facilities from Ronald N. Tutor, the Company’s Chairman and Chief Executive Officer, and an affiliate owned by Mr. Tutor under non-cancelable operating lease agreements with monthly payments of $0.2 million, which increase at 3% per annum beginning August 1, 2009 and expire on July 31, 2016.  Lease expense for these leases, recorded on a straight-line basis, was $0.6 million for the three months ended September 30, 2010 and 2009 and $1.8 million for the nine months ended September 30, 2010 and 2009.

The Vice Chairman of O&G Industries, Inc. (“O&G”) is a director of the Company.  O&G occasionally participates in joint ventures with the Company.  No revenues were earned relating to these joint ventures for the nine months ended September 30, 2010.  The Company’s share of revenues related to these joint ventures amounted to $0.3 million and $1.1 million (or less than 1%) for the three and nine months ended September 30, 2009, respectively. O&G’s cumulative holdings of the Company’s stock as of September 30, 2010 and September 30, 2009 were 600,000 shares, or 1.27% of total common shares outstanding at September 30, 2010.

(14)      Subsequent Events

On October 20, 2010, the Company completed a private placement offering of $300 million in aggregate principal amount of 7.625% Notes, due November 1, 2018 to several initial purchasers. The Notes were priced at 99.258% of par, resulting in a yield to maturity of 7.75%. The Notes were made available in a private offering that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) and are guaranteed by certain of the subsidiaries of the Company. The initial purchasers subsequently sold the Notes to qualified institutional buyers and to persons outside of the United States, as defined under the Securities Act. The private placement of the Notes resulted in net proceeds to the Company of approximately $293.2 million.

On November 1, 2010 the Company completed the acquisition of Superior Gunite, a California based privately held construction company specializing in pneumatically placed structural concrete and certain related companies (collectively, the “Acquired Entities”). Under the terms of the transaction, the Company acquired 100% of the stock of the Acquired Entities for a purchase price of $33.5 million in cash, subject to a post-closing adjustment based on the net worth of the Acquired Entities at closing, plus additional consideration in the form of an earn-out based on the Acquired Entities’ fiscal 2011 through 2013 operating results.

On October 25, 2010 the Board of Directors declared a special cash dividend of $1.00 per share of Common Stock.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

 (14)   Subsequent Events (continued)

The dividend is payable on November 12, 2010 to stockholders of record on November 4, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses our financial position at September 30, 2010, and the results of our operations for the three and nine month periods ended September 30, 2010, and should be read in conjunction with: (1) the unaudited consolidated condensed financial statements and notes contained herein, and (2) the consolidated financial statements and accompanying notes to our amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009.

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

Our operating results for the three months ended September 30, 2010 reflect the execution of our strategy to increase focus on higher margin public works projects in our Civil and Building segments.  Operating profit margins during the third quarter of 2010 have increased from the corresponding period in 2009, reflecting the shift in mix of our active projects.  During 2010, we have an increasing number of projects under construction in our Civil segment, which has contributed to a growing share of income from construction operations and is reflected in both revenues and operating margins of this segment for both the three and nine months ended September 30, 2010.  Our Building segment operating results reflect the substantial completion of large hospitality and gaming work in December 2009.  Our Management Services segment continues its focus on new U.S. military work.

Recent Developments

Senior Notes Offering

On October 20, 2010, we completed a private placement offering of $300 million in aggregate principal amount of 7.625% senior unsecured notes (the “Notes”), due November 1, 2018 to several initial purchasers. The Notes were priced at 99.258% of par, resulting in a yield to maturity of 7.75%. The Notes were made available in a private offering that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) and are guaranteed by certain subsidiary guarantors. The initial purchasers subsequently sold the Notes to qualified institutional buyers and to persons outside of the United States, as defined under the Securities Act. The private placement of the Notes resulted in net proceeds of approximately $293.2 million to the Company.

Additionally on October 20, 2010 in connection with the private placement of the Notes, the Company, our subsidiaries and the initial purchasers of the Notes entered into a Registration Rights Agreement that requires the Company and our subsidiaries, among other things, to use their commercially reasonable efforts to file with the SEC a registration statement within 365 days with respect to an offer to exchange the Notes for a new issue of debt securities, with substantially identical terms registered under the Securities Act.

Amended Credit Facility

On October 20, 2010, an amendment to the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) became effective that provided for, among other things, (i) the permitted incurrence of the additional indebtedness under the issuance of the Notes, (as described in Note 14 of the Condensed Consolidated Financial Statements), (ii) the permitted incurrence of indebtedness under any preferred stock issued that provides for no mandatory cash payments, and no mandatory redemption or put rights until a date that is six months or more after the maturity date of the Amended Credit Agreement, (iii) modifications to certain covenants to permit our consummation of the issuance of the Notes, and (iv) certain  other modifications to our financial covenants and certain other covenants.

MGM CityCenter Matter

In public statements, MGM asserted its intent to enter into settlement discussions directly with subcontractors under contract with us.  As of September 30, 2010 MGM has reached agreements with subcontractors to settle at a discount approximately $107 million of amounts billed to MGM.  We have reduced amounts included in revenues, cost of construction operations, accounts receivable and accounts payable for the reduction in subcontractor pass-through billings.  At September 30, 2010 we had approximately $384 million recorded as contract receivables for amounts due and owed to us and our subcontractors.  Included in our receivables are pass-through subcontractor billings for contract work and retention, and other requests for equitable adjustment for additional work in the amount of $271 million.  Subsequent to September 30, 2010 MGM has reached agreements with subcontractors to settle approximately $81 million in additional amounts billed to MGM at a discount.  As subcontractor pass-through billings are settled, we will reduce our mechanic’s lien as appropriate.  In the event MGM reaches additional settlements with subcontractors for amounts less than currently due and we agree to the settlement, we will reduce amounts included in revenues, cost of construction operations, accounts receivable and accounts payable for the reduction in subcontractor pass-through billings, which we would not expect to have an impact on recorded profit.

Acquisition of Superior Gunite

On November 1, 2010 we completed the acquisition of Superior Gunite, a California based privately held construction company specializing in pneumatically placed structural concrete and certain related companies (collectively, the “Acquired Entities”). Under the terms of the transaction, we acquired 100% of the stock of the Acquired Entities for a purchase price of $33.5 million in cash, subject to a post-closing adjustment based on the net worth of the Acquired Entities at closing, plus additional consideration in the form of an earn-out based on the Acquired Entities’ fiscal 2011 through 2013 operating results.  Superior Gunite was acquired because we believe it is a strong strategic fit, enabling us to achieve greater vertical integration by increasing the percentage of work we self-perform.

Special Dividend Declaration

On October 25, 2010 the Board of Directors declared a special cash dividend of $1.00 per share of Common Stock. The dividend is payable on November 12, 2010 to stockholders of record on November 4, 2010.

Common Stock Repurchase Program

On March 19, 2010, our Board of Directors extended the Common Stock repurchase program put into place on November 13, 2008.  The program allows us to repurchase up to $100 million of our Common Stock through March

31, 2011. Under the terms of the program, we may repurchase shares in open market purchases or through privately negotiated transactions. The timing and amount of any repurchase will be based on our evaluation of market conditions, business considerations and other factors.  We expect to use cash on hand to fund repurchases of our Common Stock. Stock repurchases will be conducted in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Repurchases also may be made under a 10b5-1 plan, which permits Common Stock to be repurchased when we would otherwise be prohibited from doing so under insider trading laws. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of our Common Stock, and the program may be extended, modified, suspended or discontinued at any time, at our discretion.  During the three month period ended September 30, 2010 we repurchased 1,547,749 shares under the program for an aggregate purchase price of $28.2 million. During the nine months ended September 30, 2010 we repurchased 2,164,840 shares under the program for an aggregate purchase price of $39.4 million.  There was $28.8 million remaining under the program as of September 30, 2010.

Backlog of $4.0 Billion

Our backlog of uncompleted construction work at September 30, 2010 was approximately $4.0 billion compared to $4.3 billion at December 31, 2009.  Additions to new work during the third quarter of 2010 include a $300 million casino in New York, a $25 million power plant in California and a $23 million educational facilities project in Arizona. The decrease in our backlog reflects the fluctuations and timing of the completion of existing work and awards of new work between quarters.  While our overall backlog decreased during the third quarter of 2010, we have pending awards and prospects for both public and private sector customers that could enter backlog in the near future.

(dollars in millions)	Backlog at December 31, 2009	New Business Awarded	Revenues Recognized	Backlog at September 30, 2010
Nine months ended
Building	$3,125.8	$1,669.3	$(1,870.1)	$2,925.0
Civil	1,001.5	369.9	(492.0)	879.4
Management Services	182.9	209.3	(149.2)	243.0
Total	$4,310.2	$2,248.5	$(2,511.3)	$4,047.4

Critical Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009.  Our critical accounting policies are also identified and discussed in Item 7 of our amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009.  We have made no significant changes to these policies during the nine month period ended September 30, 2010.

Impairment of Goodwill and Other Intangible Assets - The Company’s annual impairment analysis determines the fair value of the Company and each of its reporting units based primarily on an income-based valuation approach with consideration also given to a market-based valuation approach.  The implied control premium is calculated based on the fair value and the market capitalization at the date of our fair value assessment.  In evaluating whether our implied control premium is reasonable, we consider a number of factors including the following more significant factors.

—	Market control premium: We compare our implied control premium to the average control premium paid in transactions of companies in the construction industry during the year of evaluation.

—

Sensitivity analysis:  We perform a sensitivity analysis to determine the minimum control premium required to recover the book value of the Company at the testing date.  We then compare the minimum control premium required to the average control premium paid in transactions of companies in the construction industry during the year of evaluation.

—

Impact of low public float and limited trading activity:  A significant portion of our stock is owned by the Company’s Chairman and CEO.  As a result, the public float of our stock, calculated as the percentage of shares of Common Stock freely traded by public investors divided by the Company’s total shares outstanding, is significantly lower than our publically traded peers.  This circumstance does not impact the fair value of the
Company, however based on our evaluation of third party market data we believe it does lead to an inherent marketability discount impacting our stock price.

As of the date of our most recent annual impairment analysis, the fair value of the Company substantially exceeded the carrying value of $1.3 billion and the market capitalization of $1.0 billion. Our implied control premium was within the range of market control premiums paid in transactions of companies in the construction industry during the year of evaluation.  Based on our sensitivity analysis at that date, the minimum control premium required to recover the book value of the Company was substantially less than the average control premium paid in transactions of companies in the construction industry during the year of evaluation.

On a quarterly basis we consider whether events or changes in circumstances indicate that assets, including goodwill and intangible assets not subject to amortization might be impaired.  In conjunction with this analysis, we evaluate whether our current market capitalization is less than our stockholders’ equity and specifically consider (1) the duration and severity of any decline in market capitalization, (2) a reconciliation of the implied control premium to a current market control premium, (3) target price assessments by third party analysts and (4) how current market conditions impact our forecast of future cash flows.  We also update our assessment of the fair value of each of our reporting units, considering whether our current forecast of future cash flows are in line with those used in our most recent annual impairment assessment and whether there are any significant changes in trends or any other material assumption used.  As of September 30, 2010 we have concluded that we do not have an impairment indicator and that the estimated fair value of each reporting unit substantially exceeds its carrying value.

Critical Accounting Policies Update - In January 2010, the FASB issued a staff position amending existing guidance for fair value measurements and disclosures in both interim and annual financial statements.  This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. It also requires a reconciliation of recurring Level 3 measurements and clarifies certain existing disclosure requirements for reporting fair value disaggregated by class of assets and liabilities rather than each major category of assets and liabilities. This update is effective for us with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for us with the interim and annual reporting period beginning January 1, 2011. We will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update has not and will not have a material effect on our consolidated financial statements.

Results of Operations

Our operating results decreased during the first nine months of 2010, compared to the same period in 2009, as a result of the substantial completion of large hospitality and gaming work during 2009 and the continued sluggishness in the overall economy.  The first quarter of 2010 was the first full quarter of operating results following the completion of significant integration and organizational changes, initiated following our merger with Tutor-Saliba Corporation in 2008. These organizational changes have established a foundation for long-term success as a more diversified general contractor with greater emphasis on public works projects in our Civil segment and self-performing a greater level of work in our Building segment.  The increase in operating profit margins during the third quarter of 2010 reflects the shift in mix of our active projects.

Comparison of the Third Quarter Ended September 30, 2010 with the Third Quarter Ended September 30, 2009

For the three months ended September 30, 2010, we recorded Revenues of $731.8 million, Income from Construction Operations of $50.0 million and Net Income of $30.9 million. Diluted earnings per common share were $0.65 for the third quarter of 2010, compared to $0.54 for the third quarter of 2009.

	Revenues for the
	Three Months Ended September 30,
(dollars in millions)	2010	2009	$ Change	% Change
Building	$520.6	$1,017.8	$(497.2)	(48.9%)
Civil	169.9	72.6	97.3	134.0%
Management Services	41.3	78.4	(37.1)	(47.3%)
Total	$731.8	$1,168.8	$(437.0)	(37.4%)

Overall Revenues decreased by $437.0 million (or 37.4%), from $1,168.8 million in 2009 to $731.8 million in 2010. This decrease was due primarily to a $497.2 million (or 48.9%) decrease in our Building segment revenues, from $1,017.8 million in 2009 to $520.6 million in 2010, resulting from the substantial completion of large hospitality and gaming work during 2009, which contributed approximately $453.9 million of revenues to the Building segment during the three months ended September 30, 2009, as well as other declines in revenues in the private nonresidential building markets due to continued financing challenges facing some of our customers in our Building segment. Civil segment revenues increased by $97.3 million (or 134.0%), from $72.6 million in 2009 to $169.9 million in 2010, due to an increased number of projects under construction in the metropolitan New York area which were awarded during 2009. Management Services segment revenues decreased by $37.1 million (or 47.3%), from $78.4 million in 2009 to $41.3 million in 2010, due primarily to the substantial completion of U.S. military facilities in Iraq and an airport runway in Guam.

	Income from Construction
	Operations for the
	Three Months Ended September 30,
(dollars in millions)	2010	2009	$ Change	% Change
Building	$28.2	$38.8	$(10.6)	(27.3%)
Civil	27.3	6.3	21.0	333.3%
Management Services	2.9	8.5	(5.6)	(65.9%)
Corporate	(8.4)	(11.1)	2.7	24.3%
Total	$50.0	$42.5	$7.5	17.6%

Overall Income from Construction Operations increased by $7.5 million (or 17.6%), from $42.5 million in the third quarter of 2009 to $50.0 million in the third quarter of 2010, due primarily to an increase in our civil segment partially offset by decreases in our Building and Management Services segments.  Civil segment income from construction operations increased by $21.0 million (or 333.3%), from $6.3 million in the third quarter of 2009 to $27.3 million in the third quarter of 2010, due primarily to the increase in revenues discussed above coupled with favorable performance on those projects.  Building segment income from construction operations decreased by $10.6 million (or 27.3%), from $38.8 million in the third quarter of 2009 to $28.2 million in third quarter of 2010, due primarily to the substantial completion of large hospitality and gaming work during 2009.  However, our Building segment achieved an increase in operating margin due to a higher mix of public works projects in 2010 and by increasing the amount of our self-performed work. Management Services income from construction operations decreased by $5.6 million (or 65.9%), from $8.5 million in the third quarter of 2009 to $2.9 million in the third quarter of 2010, due primarily to the decrease in revenues discussed above.

Consolidated Other Income, Interest Expense and Provision for Income Taxes

(dollars in millions)	September 30, 2010	September 30, 2009	$ Change	% Change
Three months ended
Other Income (Expense), net	$0.4	$0.5	$(0.1)	(20.0%)
Interest Expense	1.6	2.0	(0.4)	(20.0%)
Provision for Income Taxes	17.8	14.3	3.5	24.5%

On a consolidated basis, Other Income (Expense), net was comparable between periods with a decrease of $0.1 million (or 20.0%), from $0.5 million in the third quarter of 2009 to $0.4 million in the third quarter of 2010. Consolidated Interest Expense decreased by $0.4 million (or 20.0%), from $2.0 million in the third quarter of 2009 to $1.6 million in the third quarter of 2010.  This decrease was primarily due to a reduction in borrowings under our credit facility during the third quarter of 2010 as compared to the third quarter of 2009.  Our consolidated Provision for Income Taxes increased by $3.5 million (or 24.5%), from $14.3 million in the third quarter of 2009 to $17.8 million in the third quarter of 2010, due primarily to the increase in pretax income between the periods.

Comparison of the Nine Months Ended September 30, 2010 with the Nine Months Ended September 30, 2009

For the nine months ended September 30, 2010, we recorded Revenues of $2,511.3 million, Income from Construction Operations of $140.0 million and Net Income of $84.6 million. Diluted earnings per common share were $1.73 for the first nine months of 2010, compared to $2.13 for the first nine months of 2009.

	Revenues for the
	Nine Months Ended September 30,
(dollars in millions)	2010	2009	$ Change	% Change
Building	$1,870.1	$3,576.7	$(1,706.6)	(47.7%)
Civil	492.0	259.2	232.8	89.8%
Management Services	149.2	233.9	(84.7)	(36.2%)
Total	$2,511.3	$4,069.8	$(1,558.5)	(38.3%)

Overall Revenues decreased by $1,558.5 million (or 38.3%), from $4,069.8 million in 2009 to $2,511.3 million in 2010. This decrease was due primarily to a $1,706.6 million decrease in our Building segment revenues, from $3,576.7 million in 2009 to $1,870.1 million in 2010, resulting from the substantial completion of the large hospitality and gaming work during 2009, which contributed approximately $1,809.8 million of revenues to the Building segment during the nine months ended September 30, 2009, as well as other declines in revenues in the private nonresidential building markets due to continued financing and economic challenges arising from the current state of the global economy.  Civil segment revenues increased by $232.8 million (or 89.8%), from $259.2 million in 2009 to $492.0 million in 2010, due to an increased number of projects under construction in the metropolitan New York area which were awarded during 2009.  Management Services segment revenues decreased by $84.7 million (or 36.2%), from $233.9 million in 2009 to $149.2 million in 2010, due primarily to the completion of several overhead coverage system projects in Iraq and an airport facility in Guam.

	Income from Construction
	Operations for the
	Nine Months Ended September 30,
(dollars in millions)	2010	2009	$ Change	% Change
Building	$90.2	$120.2	$(30.0)	(25.0%)
Civil	65.3	40.7	24.6	60.4%
Management Services	12.9	38.4	(25.5)	(66.4%)
Corporate	(28.4)	(30.4)	2.0	6.6%
Total	$140.0	$168.9	$(28.9)	(17.1%)

Overall Income from Construction Operations decreased by $28.9 million (or 17.1%), from $168.9 million in 2009 to $140.0 million in 2010, due primarily to decreases in our Building and Management Services segments. Building segment income from construction operations decreased by $30.0 million (or 25.0%), from $120.2 million in 2009 to $90.2 million in 2010, due primarily to the substantial completion of large hospitality and gaming work during 2009. However, our Building segment achieved an increase in operating margin due to a higher mix of public works projects in 2010 and by increasing the amount of our self-performed work.  Civil segment income from construction operations increased by $24.6 million (or 60.4%), from $40.7 million in 2009 to $65.3 million in 2010, due primarily to the increase in revenues discussed above coupled with favorable performance on those projects. Management Services income from construction operations decreased by $25.5 million (or 66.4%), from $38.4 million 2009 to $12.9 million in 2010, due primarily to the decrease in revenues discussed above and favorable performance achieved in 2009 upon substantial completion of several overhead coverage system projects in Iraq.

Consolidated Other Income, Interest Expense and Provision for Income Taxes

(dollars in millions)	September 30, 2010	September 30, 2009	$ Change	% Change
Nine months ended
Other Income (Expense), net	$(0.4)	$2.4	$(2.8)	(116.7%)
Interest Expense	6.4	6.1	0.3	4.9%
Provision for Income Taxes	48.6	60.6	(12.0)	(19.8%)

On a consolidated basis, Other Income (Expense), net decreased by $2.8 million (or 116.7%), from income of $2.4 million in 2009 to expense of $0.4 million in 2010, primarily resulting from a decrease in interest income on our cash investments due to a lower average investment balance during 2010 as compared to 2009 and a charge recorded in 2010 to adjust a business acquisition related payable to its present value.  In addition, amortization of deferred debt increased due to costs related to the amendment of our credit agreement in January 2010. Consolidated Interest Expense increased by $0.3 million (or 4.9%), from $6.1 million in 2009 to $6.4 million in 2010, primarily due to non-cash interest recorded in 2010 associated with adjusting our mineral royalties payable to its present value, partly offset by a non-recurring interest charge recorded in 2009 and a reduction in interest expense by not borrowing under our credit facility during 2010 as compared to 2009.  Our consolidated Provision for Income Taxes decreased by $12.0 million (or 19.8%), from $60.6 million in 2009 to $48.6 million in 2010, due primarily to the decrease in pretax income in the first nine months of 2010 as compared to the first nine months of 2009.

Liquidity and Capital Resources

Cash and Working Capital
At September 30, 2010 and December 31, 2009, cash held by us and available for general corporate purposes was $193.2 million and $323.9 million, respectively.  Our proportionate share of cash held by joint ventures and available only for joint venture-related uses, including distributions to joint venture partners was $19.9 million and $24.4 million at September 30, 2010 and December 31, 2009, respectively, and our Restricted Cash was $23.5 million and $0.0 million at September 30, 2010 and December 31, 2009, respectively.

A summary of cash flows for each of the nine month periods ended September 30, 2010 and 2009 is set forth below:

	Nine Months Ended September 30,
(dollars in millions)	2010	2009
Cash flows from:
Operating activities	$(35.9)	$(52.1)
Investing activities	(37.6)	(30.0)
Financing activities	(61.7)	31.6
Net (decrease) increase in cash	(135.2)	(50.5)
Cash at beginning of year	348.3	386.2
Cash at end of period	$213.1	$335.7

During the first nine months of 2010, we used $35.9 million in cash to fund operating activities, primarily due to the timing of receivable collections on certain large projects, including the receivables on the CityCenter project, partially offset by an increase in volume of work and operating cash flow in our Civil segment. We used $37.6 million in cash to fund investing activities, partly for Restricted Cash of $23.5 million to secure insurance-related contingent obligations, such as insurance claim deductibles, in lieu of utilizing letters of credit. In addition, we used cash to purchase construction equipment and fund the deferred purchase price of certain acquisitions made in prior years, offset by the sale of $6.9 million of our available-for-sale securities. We also used $61.7 million in cash to fund financing activities, primarily for the repurchase of shares of our Common Stock for an aggregate purchase price of $39.4 million in accordance with our previously announced share repurchase program, and a net reduction of $20.1 million in debt.

Working capital increased by $48.1 million, from $303.1 million at December 31, 2009 to $351.2 million at September 30, 2010. The current ratio increased from 1.23x at December 31, 2009 to 1.30x at September 30, 2010.

Long-term Investments
At September 30, 2010, we had investments in auction rate securities of $94.0 million, which are reflected at fair value. These investments are considered to be “available-for-sale” and are classified as Long-term Investments. Our investment policy is to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. The current overall liquidity concerns in capital markets have affected our ability to liquidate many of our investments in auction rate securities. Based on our ability to access our cash equivalent investments and our available Revolving Facility and Supplemental Facility, we do not expect that the short-term lack of liquidity of our auction rate security investments will materially affect our overall liquidity position or our ability to execute our current business plan.

Long-term Debt
We had no outstanding borrowings under our Revolving Facility or Supplemental Facility at September 30, 2010; however, we utilized the Revolving Facility for letters of credit in the amount of $0.2 million. Accordingly, at September 30, 2010, we had $304.6 million available to borrow under our Amended Credit Agreement, including the Supplemental Facility.

The Amended Credit Agreement requires us to comply with certain financial and other covenants including minimum net worth, minimum asset coverage, minimum fixed charge coverage and maximum leverage ratios.  We were in compliance with the covenants of the Amended Credit Agreement as of September 30, 2010.

Total debt at September 30, 2010 was $101.3 million, a decrease of $14.9 million from December 31, 2009 due to current period financing of construction equipment purchases, which were more than offset by repayments of outstanding borrowings.  As a result, our long-term debt to equity ratio decreased from 0.07 to 1.00 at December 31, 2009 to 0.06 to 1.00 at September 30, 2010.

On October 20, 2010, we completed a private placement offering of our $300 million Notes, due November 1, 2018, priced at 99.258% of par, resulting in a yield to maturity of 7.75%. The Notes were made available in a private offering that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) and are guaranteed by certain subsidiary guarantors. The private placement of the Notes resulted in net proceeds of approximately $293.2 million to the Company.

There were no other material changes in the Company’s off-balance sheet arrangements and contractual obligations as of September 30, 2010.

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

•	other risks and uncertainties discussed under the heading “Risk Factors” in our amended Annual Report on
Form 10-K/A for the year ended December 31, 2009 filed with the Securities and Exchange Commission on August 6, 2010.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk from that described in Item 7A of our amended Annual Report on Form 10-K/A for the year ended December 31, 2009.

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

Part II. - Other Information

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations.  Litigation can be expensive and disruptive to normal business operations.  Moreover, the results of legal proceedings cannot be predicted with any certainty and, in the case of more complex legal proceedings, the results are difficult to predict at all.  We disclosed information about certain of our legal proceedings in Part I, Item 3 of our amended Annual Report on Form 10-K/A for the year ended December 31, 2009. For an update to those disclosures, see Note 6 of Notes to Consolidated Condensed Financial Statements.

Item 1A.  Risk Factors

Information regarding risk factors affecting the Company’s business is discussed in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2009.  There have been no material changes from those risk factors during 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 19, 2010, the Company’s Board of Directors extended a program to repurchase up to $100 million of the Company’s Common Stock through March 31, 2011.  Under the terms of the program, the Company may repurchase shares in open market purchases or through privately negotiated transactions. The Company expects to use cash on hand to fund repurchases of its Common Stock.  Stock repurchases will be conducted in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  The timing and amount of any repurchase will be based on management’s evaluation of market conditions, business considerations and other factors.  Repurchases also may be made under a 10b5-1 plan, which permits Common Stock to be repurchased when the Company would otherwise be prohibited from doing so under insider trading laws.

The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of its Common Stock, and the program may be extended, modified, suspended or discontinued at any time, at the Company’s discretion.  During the three months ended September 30, 2010 the Company repurchased 1,547,749 shares under the program for an aggregate purchase price of $28.2 million.  During the nine months ended September 30, 2010 the Company repurchased 2,164,840 shares under the program for an aggregate purchase price of $39.4 million. There were no repurchases made during 2009.  There was $28.8 million remaining under the program as of September 30, 2010 as detailed in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2010 – July 31, 2010	1,377,637	$18.04	1,377,637	$32,146,727
August 1, 2010 – August 31, 2010	170,112	$19.60	170,112	$28,812,431
September 1, 2010 – September 30, 2010	-	-	-	$28,812,431
Total	1,547,749	$18.21	1,547,749

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

Exhibit 4.1
Shareholders Agreement, dated April 2, 2008, by and among Tutor Perini Corporation, Ronald N. Tutor and the shareholders of Tutor-Saliba Corporation signatory thereto (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 7, 2008).

Exhibit 4.2
Amendment No. 1 to the Shareholders Agreement, dated as of September 17, 2010, by and between Tutor Perini Corporation and Ronald N. Tutor, as shareholder representative (incorporated by reference to Exhibit 4.1 to Form 8-K filed on September 20, 2010).

Exhibit 4.3
Indenture, dated October 20, 2010, by and among Tutor Perini Corporation, certain subsidiary guarantors named therein and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 21, 2010).

Exhibit 4.4
Registration Rights Agreement dated October 20, 2010, by and among Tutor Perini Corporation, certain subsidiary guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 4.2 to Form 8-K filed on October 21, 2010).

Exhibit 10.1
Second Amendment dated January 13, 2010 to the Third Amended and Restated Credit Agreement among Tutor Perini Corporation, the subsidiaries of Tutor Perini identified therein, and Bank of America, N.A., and the other lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 21, 2010).

Exhibit 10.2
Extension of Supplemental Facility, dated July 16, 2010, to the Third Amended and Restated Credit Agreement among Tutor Perini Corporation, the subsidiaries of Tutor Perini identified therein, and Bank of America, N.A., and the other lenders that are parties thereto (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 6, 2010).

Exhibit 10.3
Purchase Agreement, dated October 15, 2010, by and among Tutor Perini Corporation, certain subsidiary guarantors named therein and Deutsche Bank Securities Inc., as representatives of the several initial purchasers (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2010).

Exhibit 10.4
Third Amendment dated October 4, 2010, effective October 20, 2010 to the Third Amended and Restated Credit Agreement among Tutor Perini Corporation, the subsidiaries of Tutor Perini identified therein, and Bank of America, N.A., and the other lenders that are parties thereto (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 21, 2010).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Tutor Perini Corporation
Registrant

Date: November 4, 2010	/s/Kenneth R. Burk
Kenneth R. Burk, Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer