Form 10-K
period 2010-12-31
TUTOR PERINI Corp
filed 2011-03-07
CIK 77543

FORM 10-K
United States Securities and Exchange Commission
Commission File No. 1-6314 Washington, DC 20549

(Mark One)
☒         Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934.

For the fiscal year ended December 31, 2010.

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __________-to-__________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was $434,565,224 as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of Common Stock, $1.00 par value per share, outstanding at February 25, 2011 was 47,089,593.

Documents Incorporated by Reference
Portions of the definitive proxy statement relating to the registrant’s annual meeting of stockholders are incorporated by reference into Part III of this report.

TUTOR PERINI CORPORATION
INDEX TO ANNUAL REPORT
ON FORM 10-K

Index

PART I.

Forward-looking Statements

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding  our management’s expectations, hopes, beliefs, intentions or strategies regarding the future and statements regarding future guidance and non-historical performance.  These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to successfully and timely complete construction projects; our ability to win new contracts and convert backlog into revenue; the potential delay, suspension, termination, or reduction in scope of a construction project; the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules; the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings;  the availability of borrowed funds on terms acceptable to us; the ability to retain certain members of management; the ability to obtain surety bonds to secure our performance under certain construction contracts; possible labor disputes or work stoppages within the construction industry; changes in federal and state appropriations for infrastructure projects; possible changes or developments in international or domestic political, social, economic, business, industry, market and regulatory conditions or circumstances; and actions taken or not taken by third parties, including our customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials.  Also see “Item 1A.  Risk Factors” on pages 14 through 23.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ITEM 1.    BUSINESS

General

Tutor Perini Corporation, formerly known as Perini Corporation, was incorporated in 1918 as a successor to businesses which had been engaged in providing construction services since 1894. Tutor Perini Corporation and its subsidiaries (or “Tutor Perini,” “Company,” “we,” “us,” and “our,” unless the context indicates otherwise) is a leading construction company, based on revenues, as ranked by Engineering News-Record, or “ENR”, offering diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world. We have provided construction services since 1894 and have established a strong reputation within our markets by executing large, complex projects on time and within budget while adhering to strict quality control measures. We offer general contracting, pre-construction planning and comprehensive project management services, including the planning and scheduling of the manpower, equipment, materials and subcontractors required for a project. We also offer self-performed construction services including site work, concrete forming and placement, steel erection, electrical and mechanical, plumbing and HVAC. During 2010, we performed work on approximately 300 construction projects for over 145 federal, state and local government agencies or authorities and private customers. Our headquarters are in Sylmar, California, and we have thirty-two other principal office locations throughout the United States and certain U.S. territories. Our common stock is listed on the New York Stock Exchange under the symbol “TPC”.

Our business is conducted through three basic segments: civil, building, and management services.  Our civil segment is comprised of Tutor Perini Civil Construction, Tutor-Saliba Corporation (“Tutor-Saliba”), and Cherry Hill Construction, Inc. (“Cherry Hill”) and focuses on public works construction, including the new construction, repair, replacement and reconstruction of the public infrastructure such as highways, bridges, mass transit systems and wastewater treatment facilities.  On November 1, 2010 we acquired Superior Gunite, a California based privately held construction company specializing in pneumatically placed structural concrete, and certain related companies. Our building segment, comprised of Perini Building Company, James A. Cummings, Inc. (“Cummings”), Rudolph and Sletten, Inc. (“Rudolph and Sletten”), Keating Building Company (“Keating”), Desert Plumbing & Heating Company, Inc., and Powerco Electric Corporation, focuses on large, complex projects in the hospitality and gaming, transportation, healthcare, municipal offices, sports and entertainment, education, correctional facilities, biotech, pharmaceutical, industrial, and high-tech markets, and electrical and mechanical, plumbing and HVAC services as a subcontractor to the Company and other general contractors.  Our management services segment, including Perini Management Services, Inc. (“PMSI”), and Black Construction’s operations in Guam, provides diversified construction and design-build services to the U.S. military and government agencies, as well as surety companies and multi-national corporations in the United States and overseas.

Index

On January 3, 2011, we acquired Fisk Electric Company, a privately held electrical construction company based in Houston, Texas, which covers many of the major commercial and industrial electrical construction markets in the southwest and southeast regions with abilities to cover other attractive markets nationwide.

Business Segment Overview

Civil Segment

Our civil segment specializes in public works construction and the repair, replacement and reconstruction of infrastructure, primarily in the western, northeastern and mid-Atlantic United States.  Our civil contracting services include construction and rehabilitation of highways, bridges, mass transit systems, and wastewater treatment facilities. Our customers primarily award contracts through one of two methods: the traditional public "competitive bid" method, in which price is the major determining factor, or through a request for proposals where contracts are awarded based on a combination of technical capability and price. Traditionally, our customers require each contractor to pre-qualify for construction business by meeting criteria that include technical capabilities and financial strength. Our financial strength and outstanding record of performance on challenging civil works projects enables us to pre-qualify for projects in situations where smaller, less diversified contractors are unable to meet the qualification requirements. We believe this is a competitive advantage that makes us an attractive partner on the largest infrastructure projects and prestigious design-build, or DBOM (design-build-operate-maintain) contracts, which combine the nation's top contractors with engineering firms, equipment manufacturers and project development consultants in a competitive bid selection process to execute highly sophisticated public works projects.  In its 2010 rankings based on revenue, ENR ranked us as the nation’s ninth largest contractor in the heavy contractor and transportation markets.

We believe the civil segment provides significant opportunities for growth due to historically large government funding sources aimed at the replacement and repair of aging U.S. infrastructure, including the 2009 multi-billion dollar economic stimulus package, and the increase in alternative funding sources such as public-private partnerships.  The economic stimulus package includes significant funding for civil construction, public healthcare and public education projects over the next several years.  In addition, multiple dedicated sources of funding for transportation at the local, state and federal levels exist in the form of dedicated taxes, bond funding and the Highway Trust Fund.  We have been active in civil construction since 1894 and believe we have a particular expertise in large, complex civil construction projects. We have completed or are currently working on some of the most significant civil construction projects in the United States.  We are currently working on SR99 bored tunnel project in Seattle, Washington; the John F. Kennedy International Airport runway widening in Queens, New York;  rehabilitation of the Tappan Zee Bridge in Westchester County, New York; various segments of the Greenwich Street corridor project in New York, New York; the I-5 Bridge replacement in Shasta County, California; the Caldecott Tunnel Project near Oakland, California; the New Irvington tunnel in Fremont, California; the Harold Structures mass transit project in Queens, New York; runway paving at Andrews AFB in Maryland; and the construction of express toll lanes along I-95 in Maryland.  We have completed work on multiple portions of the Boston Central Artery/Tunnel project; New Jersey Light Rail Transit; the Richmond/San Rafael Bridge retrofit in California; the Alameda Corridor project in California; rehabilitations of the Triborough, Williamsburg and Whitestone Bridges in New York and the Passaic River Bridge in New Jersey; the Jamaica Station Transportation Center in New York; and sections of both the Brooklyn-Queens Expressway and the Long Island Expressway in New York.

In January 2005, we acquired Cherry Hill to expand our presence in the mid-Atlantic and southeastern regions of the United States.  Cherry Hill specializes in excavation, foundations, paving and construction of civil infrastructure.  The Company’s merger with Tutor-Saliba in September 2008 significantly expanded our civil construction presence. Tutor-Saliba is an established civil construction contractor specializing in mass transit, airport, bridge, and waste water treatment projects in the western United States. On November 1, 2010 we acquired Superior Gunite, a California based privately held construction company, and certain related companies, specializing in pneumatically placed structural concrete utilized in infrastructure projects such as bridges, dams, tunnels and retaining walls.

Index

Building Segment

Our building segment has significant experience providing services to a number of specialized building markets for private and public works clients, including the hospitality and gaming, transportation, healthcare, municipal offices, sports and entertainment, education, correctional facilities, biotech, pharmaceutical, industrial and high-tech markets, electrical and mechanical, plumbing and HVAC services to both governments and private non-residential customers. We believe our success within the building segment results from our proven ability to manage and perform large, complex projects with aggressive fast-track schedules, elaborate designs and advanced mechanical, electrical and life safety systems, while providing accurate budgeting and strict quality control. Although price is a key competitive factor, we believe our strong reputation, long-standing customer relationships and significant level of repeat and referral business have enabled us to achieve our leading position.

In its 2010 rankings based on revenue, ENR ranked us as the second largest contractor in the United States in the general building market for the second year in a row.  Within the general building category, we were ranked as the largest builder in both the hotel, motel and convention center market and the entertainment facilities market, and the second largest builder in the airport facilities market.  We were also ranked the second largest green building contractor in the United States.  We are a recognized leader in the hospitality and gaming market, specializing in the construction of high-end destination resorts and casinos and Native American developments. We work with hotel operators, Native American tribal councils, developers and architectural firms to provide diversified construction services to meet the challenges of new construction and renovation of hotel and resort properties. We believe that our reputation for completing projects on time is a significant competitive advantage in this market, as any delay in project completion may result in significant loss of revenues for the customer.

We have been awarded and have recently completed, or are currently working on, large public works building projects including McCarran International Airport Terminal 3 in Las Vegas, NV; the Philadelphia Convention Center in Philadelphia, PA; and the San Bernardino Courthouse in San Bernardino, CA.  We have also completed the construction of large, complex projects such as the Airport Parking Garage and Rental Car Facility in Ft. Lauderdale, FL; the Palm Beach International Airport Parking Garage in West Palm Beach, FL; the Los Angeles Police Headquarters in Los Angeles, CA; the San Francisco International Airport reconstruction in San Francisco, CA; the Florida International University Health and Life Sciences Building in Miami, FL; the Glendale Arena in Glendale, AZ; the Stanford University Cancer Center in Stanford, CA; the Johnson & Johnson Pharmaceutical R&D Expansion in La Jolla, CA; and the Kaiser Hospital and Medical Office Building in Santa Clara, CA.

As a result of our reputation and track record, we were awarded and have completed or are currently working on contracts for several marquee projects in the hospitality and gaming market, including Project CityCenter for MGM MIRAGE, The Cosmopolitan Resort and Casino, the Wynn Encore Hotel and the Planet Hollywood Tower, all in Las Vegas, NV, and the Aqueduct Racetrack Casino in Jamaica, New York.  We have also completed work on several other marquee projects in the hospitality and gaming market, including Paris Las Vegas in Nevada; Mohegan Sun and the MGM Grand at Foxwoods resort expansion, both in Connecticut; the Morongo Casino Resort and Spa and the Pechanga Resort and Casino, both in California; the Seminole Hard Rock Hotels and Casinos in Florida; the Red Rock Casino Resort Spa, the Augustus Tower at Caesars Palace, the Trump International Hotel and Tower, all in Las Vegas, Nevada; and the Gaylord National Resort and Convention Center in the Washington, DC area.

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

Index

Management Services Segment

Our management services segment provides diversified construction and design-build services to the U.S. military and government agencies, as well as surety companies and multi-national corporations in the United States and overseas. Our ability to plan and execute rapid response assignments and multi-year contracts through our diversified construction and design-build abilities provides us with a competitive edge. We have been selected based on superior past performance for multi-year, multi-trade, task order and ID/IQ (Indefinite Delivery/Indefinite Quantity) construction programs by the U.S. Departments of Defense, State, Interior and Homeland Security.  We have been chosen by the federal government for significant projects related to defense and reconstruction projects in Iraq and Afghanistan. For example, we have completed in excess of two million square feet of overhead coverage protection projects throughout Iraq, a housing complex and a helicopter maintenance facility for the U.S. Government.  In addition, we completed work on the design and construction of four military bases in Afghanistan for the Afghan National Army.

We believe we are well positioned to capture additional management services projects that involve long-term contracts and provide a recurring source of revenues as the level of government expenditures for defense and homeland security has increased in response to the global threat of terrorism. This segment has historically focused on regions such as Iraq and Afghanistan, with additional growth opportunities in Guam as the United States military expands its presence in that region. Black Construction, one of our subsidiaries and the largest contractor on the island of Guam, is expected to generate a significant portion of its future revenues from the construction of facilities during the planned expansion of the United States military’s presence in Guam.  The United States military has announced plans to relocate approximately 8,000 U.S. Marines and other military personnel from Okinawa, Japan to Guam. The work will include new construction, renovation and additions or upgrades to a wide range of facility types including bridges, barracks, dormitories, educational and medical buildings, waterfront-marine facilities, hangars, runways and much more.  Our proven abilities with federal government projects have also enabled us to win contracts from private defense contractors who are executing projects for the federal government.

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

Markets and Customers

Our construction services are targeted toward end markets that are diversified across project types, client characteristics and geographic locations. Revenues by business segment for each of the three years in the period ended December 31, 2010 are set forth below:

	Revenues by Segment
	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Building	$2,326,980	$4,484,937	$5,146,563
Civil	667,704	361,677	310,722
Management Services	204,526	305,352	203,001
Total	$3,199,210	$5,151,966	$5,660,286

Index

Revenues by end market for the building segment for each of the three years in the period ended December 31, 2010 are set forth below:

	Building Segment Revenues by End Market
	2010	2009	2008
	(in thousands)
Hospitality and Gaming	$814,768	$2,672,799	$3,714,822
Transportation Facilities	516,556	419,318	51,175
Healthcare Facilities	283,498	409,216	619,959
Industrial Buildings	260,800	76,917	55,251
Municipal and Government	207,650	273,455	33,688
Education Facilities	113,779	218,943	215,472
Office Buildings	46,493	127,758	298,914
Condominiums	21,489	140,813	97,580
Sports and Entertainment	9,068	41,744	26,136
Other	52,879	103,974	33,566
Total	$2,326,980	$4,484,937	$5,146,563

Revenues by end market for the civil segment for each of the three years in the period ended December 31, 2010 are set forth below:

	Civil Segment Revenues by End Market
	2010	2009	2008
	(in thousands)
Mass Transit	$392,787	$93,053	$30,812
Highways	124,386	77,952	103,968
Bridges	109,719	103,354	110,201
Wastewater Treatment and Other	40,398	87,308	57,263
Sitework	414	10	8,478
Total	$667,704	$361,677	$310,722

Revenues by end market for the management services segment for each of the three years in the period ended December 31, 2010 are set forth below:

	Management Services Segment
	Revenues by End Market
	2010	2009	2008
	(in thousands)
U.S. Government Services	$152,434	$276,833	$183,757
Surety and Other	52,092	28,519	19,244
Total	$204,526	$305,352	$203,001

We provide our services to a broad range of private and public customers. The allocation of our revenues by client source for each of the three years in the period ended December 31, 2010 is set forth below:

	Revenues by Client Source
	Year Ended December 31,
	2010	2009	2008

Private Owners	47%	70%	85%
State and Local Governments	44%	23%	12%
Federal Governmental Agencies	9%	7%	3%
	100%	100%	100%

Index

Private Owners. We derived approximately 47% of our revenues from private customers during 2010. Our private customers include major hospitality and gaming resort owners, Native American sovereign nations, public corporations, private developers, healthcare companies and private universities.  We provide services to our private customers primarily through negotiated contract arrangements, as opposed to competitive bids.

State and Local Governments. We derived approximately 44% of our revenues from state and local government customers during 2010. Our state and local government customers include state transportation departments, metropolitan authorities, cities, municipal agencies, school districts and public universities. We provide services to our state and local customers primarily pursuant to contracts awarded through competitive bidding processes. Our civil contracting services are concentrated in the northeastern, mid-Atlantic and western United States. Our building construction services for state and local government customers, which have included correctional facilities, schools and dormitories, healthcare facilities, convention centers, parking structures and municipal buildings, are in locations throughout the country.

Federal Governmental Agencies. We derived approximately 9% of our revenues from federal governmental agencies during 2010. These agencies have included the U.S. State Department, the U.S. Navy, the U.S. Army Corps of Engineers, and the U.S. Air Force. We provide services to federal agencies primarily pursuant to contracts for specific or multi-year assignments that involve new construction or infrastructure improvements. A substantial portion of our revenues from federal agencies is derived from projects in overseas locations. We expect this to continue for the foreseeable future as a result of our expanding base of experience and relationships with federal agencies, together with an anticipated favorable expenditure trend for defense, security and reconstruction work due primarily to the ongoing threats of terrorism and the planned relocation of approximately 8,000 U.S. Marines and other military personnel from Okinawa, Japan to the island of Guam.

For additional information on customers, markets, measures of profit or loss, and total assets, both U.S and foreign, please see Note 12 of Notes to Consolidated Financial Statements, entitled “Business Segments”.

Backlog

We include a construction project in our backlog at such time as a contract is awarded or a letter of commitment is obtained and adequate construction funding is in place. As a result, we believe the backlog figures are firm, subject only to the cancellation provisions contained in the various contracts. Historically, these provisions have not had a material adverse effect on us.

Backlog is summarized below by business segment as of December 31, 2010 and 2009:

	Backlog by Business Segment
	December 31,		December 31,
	2010		2009
	(dollars in thousands)
Building	$2,663,315	62%	$3,125,780	73%
Civil	1,360,084	32%	1,001,507	23%
Management Services	260,891	6%	182,904	4%
Total	$4,284,290	100%	$4,310,191	100%

We estimate that approximately $2.2 billion, or 51%, of our backlog at December 31, 2010 will not be completed in 2011.

Index

Backlog by end market for the building segment as of December 31, 2010 and 2009 is set forth below:

	Building Segment Backlog by End Market
	December 31,		December 31,
	2010		2009
	(dollars in thousands)
Municipal and Government	$804,296	30%	$460,765	15%
Healthcare Facilities	563,834	21%	713,296	23%
Industrial Buildings	394,822	15%	255,859	8%
Hospitality and Gaming	366,395	14%	783,794	25%
Transportation Facilities	269,080	10%	737,084	24%
Education Facilities	179,118	7%	105,650	3%
Condominiums	34,962	1%	9,475	<1%
Office Buildings	10,748	<1%	7,114	<1%
Other	40,060	2%	52,743	1%
Total	$2,663,315	100%	$3,125,780	100%

Backlog by end market for the civil segment as of December 31, 2010 and 2009 is set forth below:

	Civil Segment Backlog by End Market
	December 31,		December 31,
	2010		2009
	(dollars in thousands)
Highways	$698,028	51%	$319,514	32%
Bridges	381,579	28%	181,863	18%
Mass Transit	155,985	11%	457,786	46%
Wastewater Treatment and Other	117,914	9%	42,131	4%
Sitework	6,578	<1%	213	<1%
Total	$1,360,084	100%	$1,001,507	100%

Backlog by end market for the management services segment as of December 31, 2010 and 2009 is set forth below:

	Management Services Segment Backlog by End Market
	December 31,		December 31,
	2010		2009
	(dollars in thousands)
U.S. Government Services	$219,087	84%	$147,192	80%
Surety and Other	41,804	16%	35,712	20%
Total	$260,891	100%	$182,904	100%

Competition

The construction industry is highly competitive and the markets in which we compete include numerous competitors. However, there is a difference in the number of active market participants and a differentiation in their capabilities based on size of project.  We typically target large, complex projects.  As a result, we face fewer competitors, as smaller contractors are unable to effectively compete or are unable to secure bonding to support large projects.

In certain end markets of the building segment, such as hospitality and gaming and healthcare, we are one of the largest providers of construction services in the United States. In our building segment, we compete with a variety of national and regional contractors. Our primary competitors are Balfour Beatty Construction, Clark, DPR, Gilbane, Hensel Phelps, JE Dunn, McCarthy, PCL, Skanska, Suffolk, and Turner.  In our civil segment, we compete principally with large civil construction firms that operate in the west, northeast and mid-Atlantic regions, including Skanska, Granite, Tully, Schiavone, Traylor Brothers, American Infrastructure, and Kiewit.  In our management services segment, we compete principally with national engineering and construction firms such as Fluor, Washington Division of URS, Kellogg Brown & Root, Shaw, and CH2M Hill.  Major competitors to Black Construction’s operations in Guam include DCK Construction, Coretech, Watts Constructors and Hensel Phelps. We believe price, experience, reputation, responsiveness, customer relationships, project completion track record and quality of work are key factors in customers awarding contracts across our end markets.

Index

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

Index

Historically, a high percentage of our contracts have been of the GMP and fixed price type. As a result of increasing opportunities in public works civil and building markets, combined with our increased resume and expertise as a result of the merger with Tutor-Saliba, the fixed price type of contract has grown and is expected to grow as a percentage of total revenues and backlog.  A summary of revenues and backlog by type of contract for each of the three years in the period ended December 31, 2010 follows:

	Revenues for the
	Year Ended December 31,
	2010	2009	2008

Cost Plus, GMP or CM	51%	72%	89%
FP	49%	28%	11%
	100%	100%	100%

	Backlog as of
	December 31,
	2010	2009	2008

Cost Plus, GMP or CM	43%	53%	78%
FP	57%	47%	22%
	100%	100%	100%

The Contract Process

We identify potential projects from a variety of sources, including advertisements by federal, state and local governmental agencies, through the efforts of our business development personnel and through meetings with other participants in the construction industry such as architects and engineers. After determining which projects are available, we make a decision on which projects to pursue based on factors such as project size, duration, availability of personnel, current backlog, competitive advantages and disadvantages, prior experience, contracting agency or owner, source of project funding, geographic location and type of contract.

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

During the ordinary course of most projects, the customer, and sometimes the contractor, initiate modifications or changes to the original contract to reflect, among other things, changes in specifications or design, construction method or manner of performance, facilities, equipment, materials, site conditions and period for completion of the work. Generally, the scope and price of these modifications are documented in a "change order" to the original contract and are reviewed, approved and paid in accordance with the normal change order provisions of the contract.

Index

Often a contract requires us to perform extra, or change order, work as directed by the customer even if the customer has not agreed in advance on the scope or price of the work to be performed. This process may result in disputes over whether the work performed is beyond the scope of the work included in the original project plans and specifications or, if the customer agrees that the work performed qualifies as extra work, the price the customer is willing to pay for the extra work. Even when the customer agrees to pay for the extra work, we may be required to fund the cost of such work for a lengthy period of time until the change order is approved and funded by the customer. Also, unapproved change orders, contract disputes or claims result in costs being incurred by us that cannot be billed currently and, therefore, are reflected as "costs and estimated earnings in excess of billings" in our balance sheet. See Note 1(d) of Notes to Consolidated Financial Statements, entitled “Method of Accounting for Contracts.” In addition, any delay caused by the extra work may adversely impact the timely scheduling of other project work and our ability to meet specified contract milestone dates.

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

In addition, some environmental laws, such as the U.S. federal "Superfund" law and similar state statutes, can impose liability for the entire cost of cleanup of contaminated sites upon any of the current or former owners or operators or upon parties who sent wastes to these sites, regardless of who owned the site at the time of the release or the lawfulness of the original disposal activity. Contaminants have been detected at some of the sites that we own, or where we worked as a contractor in the past, and we have incurred costs for investigation or remediation of hazardous substances. We believe that our liability for these sites will not be material, either individually or in the aggregate, and have pollution liability insurance available for such matters. Perini Environmental Services, Inc., or Perini Environmental, a wholly owned subsidiary of Tutor Perini that was phased out during 1997, provided hazardous waste engineering and construction services to both private clients and public agencies nationwide. Perini Environmental was responsible for compliance with applicable laws in connection with its activities.  We believe that we have minimal exposure to environmental liability because Tutor Perini (and previously Perini Environmental) generally carry insurance or receive indemnification from customers to cover the risks associated with the remediation business.

Index

We own real estate in five states and in Guam and, as an owner, are subject to laws governing environmental responsibility and liability based on ownership. We are not aware of any significant environmental liability associated with our ownership of real estate.

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

Employees

The total number of personnel employed by us is subject to seasonal fluctuations, the volume of construction in progress and the relative amount of work performed by subcontractors.  Our average number of full time equivalent employees during 2010 was 3,538.

We are signatory to numerous local and regional collective bargaining agreements, both directly and through trade associations, as a union contractor.  These agreements cover all necessary union crafts and are subject to various renewal dates.  Estimated amounts for wage escalation related to the expiration of union contracts are included in our bids on various projects and, as a result, the expiration of any union contract in the next fiscal year is not expected to have any material impact on us.  As of December 31, 2010, approximately 1,200 of our total of 3,096 employees were union employees.  During the past several years, we have not experienced any significant work stoppages caused by our union employees.

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

Index

ITEM 1A.  RISK FACTORS

We are subject to a number of risks, including those summarized below. Such risks could have a material adverse effect on our financial condition, results of operations and cash flows.  See our disclosure under “Forward-looking Statements” on page 3.

We may not fully realize the revenue value reported in our backlog.

As of December 31, 2010, our backlog of uncompleted construction work was approximately $4.3 billion.  We include a construction project in our backlog at such time as a contract is awarded or a letter of commitment is obtained and adequate construction funding is in place.  The revenue projected in our backlog may not be realized or, if realized, may not result in profits.  For example, if a project reflected in our backlog is terminated, suspended or reduced in scope, it would result in a reduction to our backlog which would reduce, potentially to a material extent, the revenues and profits realized.  If a customer cancels a project, we may be reimbursed for certain costs and profit thereon but typically have no contractual right to the total revenues reflected in our backlog.  Significant cancellations or delays of projects in our backlog could have a material adverse effect on future revenues, profits, and cash flows.

Current economic conditions could adversely affect our operations.

The deterioration of economic and financial market conditions in the United States and overseas throughout 2009 and 2010, including severe disruptions in the credit markets, could continue to adversely affect our results of operations in future periods. The continued instability in the financial markets has made it difficult for certain of our customers, including private owners and state and local governments, to access the credit markets to obtain financing or refinancing, as the case may be, to fund new construction projects on satisfactory terms or at all. State and local governments continue to face potentially significant budget shortfalls as a result of declining tax and other revenues, which may cause them to defer or cancel planned infrastructure projects.  During 2010, we have encountered increased levels of deferrals and delays related to new construction projects. Difficulty in obtaining adequate financing due to the unprecedented disruption in the credit markets may significantly increase the rate at which our customers defer, delay or cancel proposed new construction projects. Such deferrals, delays or cancellations could have an adverse impact on our future operating results.

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

Approximately 32% (or $1.36 billion) of our backlog as of December 31, 2010, is derived from construction projects involving civil construction contracts. Civil construction markets are dependent on the amount of infrastructure work funded by various governmental agencies which, in turn, depends on the condition of the existing infrastructure, the need for new or expanded infrastructure and federal, state or local government spending levels. A slowdown in economic activity in any of the markets that we serve may result in less spending on public works projects. In addition, a decrease or delay in government funding of infrastructure projects or delays in the implementation of voter-approved bond measures could decrease the number of civil construction projects available and limit our ability to obtain new contracts, which could reduce revenues within our civil construction segment. In addition, budget shortfalls and credit rating downgrades in California and other states in which the Company is involved in significant infrastructure projects and any long-term impairment in the ability of state and local governments to finance construction projects by raising capital in the municipal bond market could curtail or delay the funding of future projects.

Index

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

We derived approximately 5.0% (or $161.3 million) of our revenues and approximately $23.6 million of income from construction operations for the year ended December 31, 2010 from our work on projects located outside of the United States, including projects in Iraq, Afghanistan and Guam. We expect non-U.S. projects to continue to contribute to our revenues and earnings for the foreseeable future. Our international operations expose us to risks inherent in doing business in certain hostile regions outside the United States, including:

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

Index

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

Our contracts generally require us to perform extra, or change order, work as directed by the customer even if the customer has not agreed in advance on the scope or price of the work to be performed. This process can result in disputes over whether the work performed is beyond the scope of the work included in the original project plans and specifications or, if the customer agrees that the work performed qualifies as extra work, the price the customer is willing to pay for the extra work. Even when the customer agrees to pay for the extra work, we may be required to fund the cost of such work for a lengthy period of time until the change order is approved and funded by the customer.

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

We generally enter into four principal types of contracts with our clients: fixed price contracts, cost plus fee contracts, guaranteed maximum price contracts, and construction management contracts. We derive a significant portion of our civil construction segment and management services segment revenues and backlog from fixed price contracts.

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

Index

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

Index

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

Our defined benefit pension plan and our supplemental retirement plan are non-contributory pension plans covering many of our employees. Benefits under these plans were frozen as of June 1, 2004.  As of December 31, 2010, these plans were underfunded by approximately $26.4 million. We are required to make cash contributions to our pension and supplemental retirement plans to the extent necessary to comply with minimum funding requirements imposed by employee benefit and tax laws. The amount of any such required contributions is determined based on an annual actuarial valuation of the plan as performed by the plans’ actuaries. During 2010, we contributed $3.8 million in cash to our defined benefit pension plan and supplemental retirement plan. The amount of our future contributions will depend upon asset returns, then-current discount rates and a number of other factors, and, as a result, the amount we may elect or be required to contribute to these plans in the future may vary significantly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies--Defined Benefit Retirement Plan."

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

Index

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

If Black Construction’s opportunity to win significant business from the expansion of the United States military’s operations on the island of Guam does not develop as anticipated, our growth prospects, revenues and earnings could be adversely affected in our Management Services segment.

A significant portion of the future revenues and growth prospects of Black Construction, one of our subsidiaries, over the next several years is expected to involve the construction of facilities for the expansion of the United States military’s base on the island of Guam. This construction is dependent upon the continued implementation of the United States military’s announced plan to relocate 8,000 U.S. Marines and other military personnel from Okinawa, Japan to the island of Guam. The continued implementation of the United States military’s plan, and the amount of work that Black Construction wins and performs in connection with the expansion of the United States military’s base on the island of Guam, depends upon a number of factors, including:

•	competition from other construction companies operating on the island of Guam;
•	the political environment in the United States and Japan;
•	the ability to satisfy various local regulations and concerns surrounding the environmental impact of such a large-scale project on the island of Guam;
•	the financial and other terms agreed upon between the United States and Japan with respect to the relocation;
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

We intend to continue to pursue acquisitions as part of our growth strategy, as evidenced by our recent acquisitions of Superior Gunite in the fourth quarter of 2010 and Fisk Electric in January 2011. The process of managing and integrating new acquisitions into our Company may result in unforeseen operating difficulties and may require significant financial, operational and managerial resources that would otherwise be available for the operation, development and expansion of our existing business. To the extent that we misjudge our ability to integrate and properly manage acquisitions, we may have difficulty achieving our operating, strategic and financial objectives.

Index

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

Under accounting principles generally accepted in the United States, our mergers and acquisitions have been accounted for under the acquisition method. Under the acquisition method, the total purchase price we pay is allocated to the acquired company’s tangible assets and liabilities and identifiable intangible assets based on their estimated fair values as of the date of completion of the merger or acquisition. The excess of the purchase price over those estimated fair values is recorded as goodwill. We test goodwill and intangible assets with indefinite lives for impairment annually, in the fourth quarter of each year, and between these periods if events occur or circumstances change which suggest that the goodwill or intangible assets should be evaluated.  At December 31, 2010, the carrying value of the goodwill and other indefinite-lived intangible assets recorded in mergers and acquisitions totaled $728.5 million and represents 26% of our total assets of $2.8 billion. To the extent the value of the goodwill or other intangible assets becomes impaired in the future, we will be required to incur non-cash charges to the Consolidated Statements of Operations relating to such impairment.

Conflicts of interest may arise involving certain of our directors.

We have engaged in joint ventures, primarily in civil construction, with O&G Industries, Inc., a Connecticut corporation, whose Vice Chairman is Raymond R. Oneglia, one of our directors.  As of December 31, 2010, the Company has a 30% interest in a joint venture with O&G as the sponsor for a highway reconstruction project with an estimated total contract value of approximately $357 million. In accordance with the Company’s policy, the terms of this joint venture and any of our joint ventures with any affiliate have been and will be subject to review and approval by our Audit Committee.  As in any joint venture, we could have disagreements with our joint venture partner over the operation of a joint venture or a joint venture could be involved in disputes with third parties, where we may or may not have an identity of interest with our joint venture partner.  These relationships also may create conflicts of interest with respect to new business and other corporate opportunities.

Our reputation may be harmed and our future earnings may be negatively impacted if we are unable to retain key members of our management.

Our business substantially depends on the continued service of key members of our management, particularly Ronald N. Tutor, Robert Band, Mark A. Caspers, James (“Jack”) Frost, Craig W. Shaw, Paul E. Lloyd, Martin B. Sisemore, William R. Derrer, Daniel J. Keating, Larry Totten, Anthony Federico and Kenneth R. Burk, who, collectively, have an average of more than 30 years in the construction industry.  Losing the services of any of these individuals could adversely affect our business until a suitable replacement can be found.  We believe that they could not quickly be replaced with executives of equal experience and capabilities.  Generally these executives are not bound by employment agreements with us and we do not maintain key person life insurance policies on any of these executives.

Index

Ronald N. Tutor’s ownership interest in the Company, along with his management position and his right to designate up to two nominees to serve as members of our Board of Directors, provides him with significant influence over corporate matters and may make a third party’s acquisition of the Company (or its stock or assets) more difficult.

As of December 31, 2010, Mr. Tutor and two trusts controlled by Mr. Tutor owned approximately 31% of the outstanding shares of our common stock. In addition, Mr. Tutor is the chairman and chief executive officer of the Company and has the right to designate up to two nominees for election as members of the Company’s Board of Directors. As of the date of this Form 10-K, none of the current directors have been appointed by Mr. Tutor.   If Mr. Tutor fully exercises his right to appoint two directors, he and his two designees would be 3 of 11 directors, as the size of the Board would increase by two members.  Although the Shareholders Agreement, dated April 2, 2008, by and among Tutor Perini Corporation, Ronald N. Tutor and certain shareholders of Tutor-Saliba Corporation signatory thereto (the “Shareholders Agreement”) imposes significant limits on Mr. Tutor’s right to vote the shares of our common stock held by Mr. Tutor, two trusts controlled by him and any other affiliates of Mr. Tutor or the trusts (the “Tutor Group”), or to take specified actions that may facilitate an unsolicited acquisition of control of the Company by Mr. Tutor or his affiliates, Mr. Tutor will nonetheless still be able to exert significant influence over the outcome of a range of corporate matters, including significant corporate transactions requiring a shareholder vote, such as a merger or a sale of the Company or its assets. This concentration of ownership and influence in management and Board decision-making also could harm the price of our common stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our common stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of the Company.

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

We have a substantial amount of indebtedness which could adversely affect our financial position and prevent us from fulfilling our obligations under our debt agreements, in particular under our $300 million senior unsecured notes.

We currently have and will continue to have a substantial amount of indebtedness.  As of December 31, 2010, we have a total debt of approximately $395.7 million, consisting of $297.8 million of senior unsecured notes (net of unamortized debt discount of $2.2 million) (the “Notes”) and $97.9 million of other debt.  We may also incur significant additional indebtedness in the future.  Our substantial indebtedness may:

•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on the Notes and our other indebtedness;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

Index

We are subject to restrictive covenants under our credit facility that could limit our flexibility in managing the business.

Our credit facility imposes operating and financial restrictions on us. These restrictions include, among other things, limitations on our ability to:

•	create liens or other encumbrances;

•	enter into certain types of transactions with our affiliates;

•	make certain capital expenditures;

•	make investments, loans or other guarantees;

•	sell or otherwise dispose of a portion of our assets; or

•	merge or consolidate with another entity.

In addition, our credit facility prohibits us from incurring debt from other sources without the consent of our lenders.

Our credit facility contains financial covenants that require us to maintain minimum net worth, minimum fixed charge coverage and maximum leverage ratios. Our ability to borrow funds for any purpose is dependent upon satisfying these tests.

If we are unable to meet the terms of the financial covenants or fail to comply with any of the other restrictions contained in our credit facility, an event of default could occur. An event of default, if not waived by our lenders, could result in the an acceleration of any outstanding indebtedness, causing such debt to become immediately due and payable. If such an acceleration occurs, we may not be able to repay such indebtedness on a timely basis. Since our credit facility is secured by substantially all of our assets, acceleration of this debt could result in foreclosure of those assets.  In the event of a foreclosure, we would be unable to conduct our business and may be forced to discontinue ongoing operations.

Funds associated with auction rate securities that we have traditionally held as short-term investments may not be liquid or readily available.

As discussed in Note 2 of Notes to Consolidated Financial Statements entitled “Fair Value Measurements” included in this report, our investment securities consist of auction rate securities which are not currently liquid or readily available to convert to cash. If the global credit crisis persists or intensifies, it is possible that we will be required to further adjust the fair value of our auction rate securities. If we determine that the decline in the fair value of our auction rate securities is other-than-temporary, it would result in additional impairment charges being recognized in our Consolidated Statements of Operations, which could be material and which could adversely affect our financial results. In addition, the lack of liquidity associated with these investments may require us to access our credit facility until some or all of our auction rate securities are liquidated.

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

Index

We will have continuing contractual obligations with Mr. Tutor, which may create conflicts of interest or may not be practical to enforce on our behalf.

The Company and the former Tutor-Saliba shareholders, including Mr. Tutor, continue to have obligations following completion of the Tutor-Saliba merger. These obligations include indemnification obligations, which may entitle the Company to seek recovery from the former Tutor-Saliba shareholders for losses related to pre-merger actions or omissions of Tutor-Saliba. In addition, the Employment Agreement and the Shareholders Agreement also include obligations that are in effect, including the restrictions on competitive activities, several of which may be impacted by the operating performance of the Company or Tutor-Saliba or the activities of Mr. Tutor.

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

We retain a certain level of self-insured risk for workers’ compensation, general liability, automobile liability and subcontractor default insurance.  Therefore, large self-insured losses, associated with several insurable events, could adversely affect our operating results.

We self-insure for a portion of our claims exposure resulting from workers' compensation, general liability, automobile liability and certain events of subcontractor default.  We maintain insurance coverage with licensed insurance carriers which limits our aggregate exposure to excessive loss experience in a given policy year.  In addition, we maintain insurance coverage above the amounts for which we self-insure.  We accrue currently for estimated incurred losses and expenses, and periodically evaluate and adjust our claims accrued liability to reflect our experience.  However, if excessive loss experience should occur in a policy year or years, ultimate results may differ materially from our estimates, which could adversely affect our operating results and cash flow.  Although we believe the level of our insurance coverage should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits.  Also, there are some types of losses such as from hurricanes, terrorism, wars, or earthquakes where insurance is limited and/or not economically justifiable.  If an uninsured loss occurs, it could adversely affect our operating results and cash flow.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

Index

ITEM 2.  PROPERTIES

Properties used in our construction operations are summarized below. We believe our properties are well maintained, in good condition, adequate and suitable for our purposes.

Principal Offices	Business Segment(s)	Owned or Leased by Tutor Perini	Approximate Acres	Approximate Square Feet of Office Space
Framingham, MA	Management Services	Owned	9	103,500
Las Vegas, NV	Building	Leased	-	88,100
Hendersen, NV	Building	Owned	12	62,200
Jessup, MD	Civil	Owned	9	46,000
Sylmar, CA	Building, Civil and Management Services	Leased	-	45,700
Redwood City, CA	Building	Leased	-	44,900
Philadelphia, PA	Building	Leased	-	35,800
Sylmar, CA	Building	Owned	2	28,700
Phoenix, AZ	Building	Leased	-	28,400
Barrigada, Guam	Management Services	Owned	4	27,000
Irvine, CA	Building	Owned	2	24,500
Folcroft, PA	Building	Leased	-	21,600
New Rochelle, NY	Civil	Owned	1	21,500
Peekskill, NY	Civil	Owned	5	21,000
Ft. Lauderdale, FL	Building	Leased	-	17,500
San Diego, CA	Building	Leased	-	13,200
Roseville, CA	Building	Leased	-	13,100
Lakeview Terrace, CA	Civil	Leased	-	11,000
San Leandro, CA	Civil	Leased	-	7,800
Orlando, FL	Building	Leased	-	4,700
Arlington, VA	Building	Leased	-	2,900
Seattle, WA	Civil	Leased	-	2,800
Metro Manila, Philippines	Management Services	Leased	-	2,500
Pleasanton, CA	Building	Leased	-	1,300
Agana Heights, Guam	Management Services	Owned	-	800
Los Angeles, CA	Building	Leased	-	400
Austin, TX	Building	Leased	-	200
			44	677,100
Principal Permanent
Storage Yards
Fontana, CA	Building and Civil	Leased	33
Las Vegas, NV	Building	Owned	29
Barrigada, Guam	Management Services	Owned	13
Elkridge, MD	Civil	Owned	7
Jessup, MD	Civil	Owned	7
Stockton, CA	Building	Owned	7
Barrigada, Guam	Management Services	Leased	4
Annapolis Junction, MD	Civil	Owned	3
Las Vegas, NV	Building	Leased	3
Lakeview Terrace, CA	Civil	Leased	2
San Leandro, CA	Civil	Leased	1
Framingham, MA	Building and Civil	Owned	1
Seattle, WA	Civil	Leased	-
Salt Lake City, UT	Civil	Leased	-
Pasig, Philippines	Management Services	Leased	-

			110

Index

ITEM 3.  LEGAL PROCEEDINGS

Legal Proceedings are set forth in Part IV, Item 15 in this report and are hereby incorporated in this Item 3 by reference (see Note 8 of Notes to Consolidated Financial Statements entitled “Contingencies and Commitments”).

ITEM 4.  (REMOVED AND RESERVED)

Index

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are the names, offices held, ages and business experience of our executive officers.

Name, Offices Held and Age	Year First Elected to Present Office and Business Experience

Ronald N. Tutor, Director, Chairman and Chief Executive Officer – 70
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

Robert Band, Director and President of Tutor Perini and Chief Executive Officer, Management Services Group – 63
He was appointed Chief Executive Officer of Management Services Group in March 2009. He has served as a Director since May 1999.  He has also served as our President since May 1999 and as Chief Operating Officer from March 2000 to March 2009.  Previously, he served as Chief Executive Officer from May 1999 until March 2000, Executive Vice President and Chief Financial Officer from December 1997 until May 1999, and President of Perini Management Services, Inc. since January 1996.  Previously, he served in various operational and financial capacities since 1973, including Treasurer from May 1988 to January 1990.

James (“Jack”) Frost, Executive Vice President and Chief Executive Officer, Civil Group – 57	He was appointed to his current position in March 2009. Previously he was Executive Vice President and Chief Operating Officer of Tutor-Saliba. He joined Tutor-Saliba in 1988.

Mark A. Caspers, Executive Vice President and Chief Executive Officer, Building Group – 47	He was appointed to his current position in March 2009. Previously he was President and Chief Operating Officer of Perini Building Company, where he has worked since 1982.

Kenneth R. Burk, Executive Vice President and Chief Financial Officer – 51
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

William B. Sparks, Executive Vice President, Treasurer and Corporate Secretary – 62	He was appointed to his current position in March 2009. He joined Tutor-Saliba in 1995 as Senior Vice President and Chief Financial Officer.

Our officers are elected on an annual basis at the Board of Directors’ Meeting immediately following the Annual Meeting of Stockholders in May, to hold such offices until the Board of Directors’ Meeting following the next Annual Meeting of Stockholders and until their respective successors have been duly appointed or until his earlier resignation or removal.

Index

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol "TPC".  In 2009, we changed our name to Tutor Perini Corporation from Perini Corporation and accordingly changed our symbol from “PCR” to “TPC”. The quarterly market high and low sales prices for our common stock in 2010 and 2009 are summarized below:

	2010			2009
	High		Low	High		Low
Market Price Range per Common Share:
Quarter Ended
March 31	$23.75	-	$18.15	$26.60	-	$10.21
June 30	25.48	-	16.37	23.77	-	11.73
September 30	21.25	-	15.56	21.98	-	13.83
December 31	23.85	-	18.60	22.35	-	16.26

Dividends

On October 25, 2010 our Board of Directors declared a special cash dividend of $1.00 per share of common stock. The dividend was paid on November 12, 2010 to stockholders of record on November 4, 2010.  Prior to the special cash dividend paid in 2010, we had not paid any cash dividends on our common stock since 1990.

Holders

At February 25, 2011, there were 728 holders of record of our common stock, including holders of record on behalf of an indeterminate number of beneficial owners, based on the stockholders list maintained by our transfer agent.

Issuer Purchases of Equity Securities

There were no repurchases by the Company of its equity securities during the three months ended December 31, 2010.

Performance Graph

The following graph compares the cumulative 5-year total return to shareholders on our common stock relative to the cumulative total returns of the New York Stock Exchange Composite Index (“NYSE”) and the Dow Jones Heavy Construction Index (“DJ Heavy Construction”).  We selected the DJ Heavy Construction because we believe the index reflects the market conditions within the industry we primarily operate.  The comparison of total return on investment, defined as the change in year-end stock price plus reinvested dividends, for each of the periods assumes that $100 was invested on January 1, 2005, in each of our common stock, the NYSE and the DJ Heavy Construction, with investment weighted on the basis of market capitalization.

The comparisons in the following graph are based on historical data and are not intended to forecast the possible future performance of our common stock.

Index

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG TUTOR PERINI CORPORATION,
NYSE COMPOSITE INDEX AND DJ HEAVY CONSTRUCTION INDEX

	Fiscal Year Ending December 31,
	2005	2006	2007	2008	2009	2010

Tutor Perini Corporation	100.00	127.45	171.51	96.81	74.87	92.53
NYSE Composite Index	100.00	120.47	131.15	79.67	102.20	115.88
DJ Heavy Construction	100.00	124.74	236.96	106.34	121.55	156.07

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

Index

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

	Year Ended December 31,
	2010 (1)	2009 (2)	2008 (3)	2007	2006
	(In thousands, except per share data)
OPERATING SUMMARY
Revenues:
Building	$2,326,980	$4,484,937	$5,146,563	$4,248,814	$2,515,051
Civil	667,704	361,677	310,722	234,778	281,137
Management Services	204,526	305,352	203,001	144,766	246,651
Total	3,199,210	5,151,966	5,660,286	4,628,358	3,042,839
Cost of Operations	2,861,362	4,763,919	5,327,056	4,379,464	2,873,444
Gross Profit	337,848	388,047	333,230	248,894	169,395
G&A Expense	165,536	176,504	133,998	107,913	98,516
Goodwill and Intangible Asset Impairment (4)	-	-	224,478	-	-
Income (Loss) From Construction Operations	172,312	211,543	(25,246)	140,981	70,879
Other Income (Expense), Net	(2,280)	1,098	9,559	15,361	2,581
Interest Expense	(10,564)	(7,501)	(4,163)	(1,947)	(3,771)
Income (Loss) Before Income Taxes	159,468	205,140	(19,850)	154,395	69,689
Provision for Income Taxes	(55,968)	(68,079)	(55,290)	(57,281)	(28,153)
Net Income (Loss)	$103,500	$137,061	$(75,140)	$97,114	$41,536

Income (Loss) Available for Common Stockholders	$103,500	$137,061	$(75,140)	$97,114	$41,117 (5)

Per Share of Common Stock:
Basic Earnings (Loss)	$2.15	$2.82	$(2.19)	$3.62	$1.56
Diluted Earnings (Loss)	$2.13	$2.79	$(2.19)	$3.54	$1.54

Cash Dividend Paid	$1.00	$-	$-	$-	$-
Book Value	$27.88	$26.54	$23.56	$13.65	$9.18

Weighted Average Common Shares Outstanding:
Basic	48,111	48,525	34,272	26,819	26,308
Diluted	48,649	49,084	34,272	27,419	26,758

Index

	Year Ended December 31,
	2010 (1)		2009 (2)		2008 (3)		2007		2006
	(In thousands, except ratios)
FINANCIAL POSITION SUMMARY

Working Capital	$592,928		$303,118		$225,049		$293,521		$193,952

Current Ratio	1.61	x	1.23	x	1.13	x	1.24	x	1.22	x

Long-term Debt, less current maturities	374,350		84,771		61,580		13,358		34,135

Stockholders’ Equity	1,312,994		1,288,426		1,138,226		368,334		243,859

Ratio of Long-term Debt to Equity	.29	x	.07	x	.05	x	.04	x	.14	x

Total Assets	$2,779,220		$2,820,654		$3,073,078		$1,654,115		$1,195,992

OTHER DATA

Backlog at Year End (6)	$4,284,290		$4,310,191		$6,675,903		$7,567,665		$8,451,381

New Business Awarded (7)	$3,173,309		$2,786,256		$4,768,524		$3,744,642		$3,596,436

(1)	Includes the results of Superior Gunite, acquired November 1, 2010. See Note 15 of Notes to Consolidated Financial Statements entitled “Acquisitions”.
(2)	Includes the results of Keating, acquired January 15, 2009. See Note 15 of Notes to Consolidated Financial Statements entitled “Acquisitions”.
(3)	Includes the results of Tutor-Saliba, acquired September 8, 2008.
(4)
Represents $224.5 million impairment charge to adjust goodwill and certain intangible assets to their fair values in the fourth quarter of 2008. See Note 3 of Notes to Consolidated Financial Statements entitled “Goodwill and Other Intangible Assets”.

(5)
Includes an adjustment to net income for the excess of fair value over carrying value upon redemption of the remaining outstanding balance of our $21.25 Preferred Stock, or $2.125 Depositary Shares, in May 2006.

(6)
A construction project is included in our backlog at such time as a contract is awarded or a letter of commitment isobtained and adequate construction funding is in place.  Backlog is not a measure defined in accounting principles generally accepted in the United States of America, or GAAP, and our backlog may not be comparable to the backlog of other companies.  Management uses backlog to assist in forecasting future results.

(7)
New business awarded consists of the original contract price of projects added to our backlog in accordance with Note (6) above plus or minus subsequent changes to the estimated total contract price of existing contracts.  Management uses new business awarded to assist in forecasting future results.

Index

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

For the year ended December 31, 2010, we recorded revenues of $3.2 billion, income from construction operations of $172.3 million and net income of $103.5 million.  We received significant new contract awards, as well as additions to existing contracts, and ended the year with a contract backlog of $4.3 billion.  At December 31, 2010, we had working capital of $592.9 million, a ratio of current assets to current liabilities of 1.61 to 1.00, and a ratio of long-term debt to equity of 0.29 to 1.00.  Our stockholders’ equity increased to $1.3 billion as of December 31, 2010, reflecting the operating results achieved in 2010, despite difficult economic conditions particularly in the construction industry.

Recent Developments

Acquisition of Fisk Electric

On January 3, 2011, we completed the acquisition of Fisk Electric Company ("Fisk"), a privately held electrical construction company based in Houston, Texas.  Under the terms of the transaction, we acquired 100% of Fisk's stock for $105 million in cash, subject to a post-closing adjustment based on the net worth of Fisk at closing, plus an amount to be determined based upon Fisk's operating results for 2011 through 2013.  The transaction was financed using proceeds from the offering of senior unsecured notes which was completed in October 2010 (see “Senior Notes Offering” section below).

Based in Houston, Texas, Fisk covers many of the major commercial and industrial electrical construction markets in Southwest and Southeast locations with abilities to cover other attractive markets nationwide.  Fisk's expertise in the design development of electrical and technology systems for major projects spans a broad variety of project types including: commercial office buildings, sports arenas, hospitals, research laboratories, hospitality and casinos, convention centers, and industrial facilities.

Fisk was acquired because we believe that Fisk is a strong strategic fit enabling us to expand our nationwide electrical construction capabilities and to realize significant synergies and opportunities in support of our non-residential building and civil operations.

Index

Acquisition of Superior Gunite

On November 1, 2010, we completed the acquisition of Superior Gunite, a California based privately held construction company specializing in pneumatically placed structural concrete and certain related companies (collectively, “Superior”). Under the terms of the transaction, we acquired 100% of the stock of Superior for a purchase price of $35.8 million in cash, including a post-closing adjustment based on the net worth of Superior at closing, plus additional consideration in the form of an earn-out based on Superior’s fiscal 2011 through 2013 operating results.  Superior was acquired because we believe it is a strong strategic fit, enabling us to achieve greater vertical integration by increasing the percentage of work we self-perform in our building and civil operations.

Senior Notes Offering

On October 20, 2010, we completed a private placement offering of $300 million in aggregate principal amount of 7.625% senior unsecured notes (the “Notes”), due November 1, 2018 to several initial purchasers. The Notes were priced at 99.258% of par, resulting in a yield to maturity of 7.75%. The Notes were made available in a private offering that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) and are guaranteed by certain subsidiary guarantors. The initial purchasers subsequently sold the Notes to qualified institutional buyers and to persons outside of the United States, as defined under the Securities Act. The private placement of the Notes resulted in net proceeds of approximately $297.8 million to the Company after deducting debt discount of $2.2 million.  We intend to use the net proceeds from the offering of the Notes for general corporate purposes, including acquisitions such as Fisk Electric and Superior Gunite noted above, and stock repurchases.

Additionally, on October 20, 2010 in connection with the private placement of the Notes, the Company, our subsidiaries and the initial purchasers of the Notes entered into a Registration Rights Agreement that requires the Company and our subsidiaries, among other things, to use their commercially reasonable efforts to file a registration statement with the SEC and to cause such registration statement to be declared effective by the SEC within 365 days of the issue date of the Notes with respect to an offer to exchange the Notes for a new issue of debt securities, with substantially identical terms registered under the Securities Act.  For further information on the Notes, see Note 4 of Notes to Consolidated Financial Statements.

Amended Credit Facility

On October 20, 2010, an amendment to the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) became effective that provided for, among other things, (i) the permitted incurrence of the additional indebtedness under the issuance of the Notes, (as described above), (ii) modifications to certain covenants to permit our consummation of the issuance of the Notes, and (iii) certain  other modifications to our financial covenants and certain other covenants.

MGM CityCenter Matter

In public statements, MGM asserted its intent to enter into settlement discussions directly with subcontractors under contract with us.  As of December 31, 2010 MGM has reached agreements with subcontractors to settle at a discount approximately $241 million of amounts billed to MGM.  We have reduced amounts included in revenues, cost of construction operations, accounts receivable and accounts payable for the reduction in subcontractor pass-through billings.  At December 31, 2010 we had approximately $249 million recorded as contract receivables for amounts due and owed to us and our subcontractors.  Included in our receivables are pass-through subcontractor billings for contract work and retention, and other requests for equitable adjustment for additional work in the amount of $136 million.  As subcontractor pass-through billings are settled, we will reduce our mechanic’s lien as appropriate.  In the event MGM reaches additional settlements with subcontractors for amounts less than currently due and we agree to the settlement, we will reduce amounts included in revenues, cost of construction operations, accounts receivable and accounts payable for the reduction in subcontractor pass-through billings, which we would not expect to have an impact on recorded profit.

Declaration and Payment of Special Dividend

On October 25, 2010, the Board of Directors declared a special cash dividend of $1.00 per share of common stock payable to shareholders of record on November 4, 2010.  The special dividend was paid on November 12, 2010.

Index

Common Stock Repurchase Program

On March 19, 2010, our Board of Directors extended the common stock repurchase program put into place on November 13, 2008.  The program allows us to repurchase up to $100 million of our common stock through March 31, 2011. Under the terms of the program, we may repurchase shares in open market purchases or through privately negotiated transactions. The timing and amount of any repurchase will be based on our evaluation of market conditions, business considerations and other factors.  We expect to use cash on hand to fund repurchases of our common stock. Stock repurchases will be conducted in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Repurchases also may be made under Rule 10b5-1 plans, which would permit common stock to be purchased when we would otherwise be prohibited from doing so under insider trading laws. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of our common stock, and the program may be extended, modified, suspended or discontinued at any time, at our discretion.  During 2010, we repurchased 2,164,840 shares under the program for an aggregate purchase price of $39.4 million.  There were no repurchases made during 2009.  During 2008, we repurchased 2,003,398 shares for an aggregate purchase price of $31.8 million under the program.

Backlog Analysis for 2010

Our backlog of uncompleted construction work at December 31, 2010 was approximately $4.3 billion, as compared to the $4.3 billion at December 31, 2009.  Building segment backlog decreased during the year as a result of the substantial completion of large hospitality and gaming projects in Las Vegas, Nevada, and the lack of new work acquired in the non-residential building markets.  Civil segment backlog increased as anticipated due to the award of new projects in California, metropolitan New York and Washington state.  The Company expects to continue to replace a portion of its high contract volume building projects with a growing share of higher margin new civil projects.  The following table provides an analysis of our backlog by business segment for the year ended December 31, 2010.

	Backlog at December 31, 2009	New Business Awarded (1)	Revenue Recognized in 2010	Backlog at December 31, 2010
	(in millions)
Building	$3,125.8	$1,864.5	$(2,327.0)	$2,663.3
Civil	1,001.5	1,026.3	(667.7)	1,360.1
Management Services	182.9	282.5	(204.5)	260.9
Total	$4,310.2	$3,173.3	$(3,199.2)	$4,284.3

(1)	New business awarded consists of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

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

Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Our construction business involves making significant estimates and assumptions in the normal course of business relating to our contracts and our joint venture contracts due to, among other things, the one-of-a-kind nature of most of our projects, the long-term duration of our contract cycle and the type of contract utilized. Therefore, management believes that the “Method of Accounting for Contracts” is the most important and critical accounting policy. The most significant estimates with regard to these financial statements relate to the estimating of total forecasted construction contract revenues, costs and profits in accordance with accounting for long-term contracts (see Note 1(d) of Notes to Consolidated Financial Statements) and estimating potential liabilities in conjunction with certain contingencies, including the outcome of pending or future litigation, arbitration or other dispute resolution proceedings relating to contract claims  (see Note 8 of Notes to Consolidated Financial Statements).  Actual results could differ from these estimates and such differences could be material.

Index

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

The amount of unapproved change order and claim revenue is included in our balance sheet as part of costs and estimated earnings in excess of billings.  The amount of costs and estimated earnings in excess of billings relating to unapproved change orders and claims included in our balance sheet at December 31, 2010 and 2009 is summarized below:

	December 31,
	2010	2009
	(in thousands)
Unapproved Change Orders	$49,949	$32,683
Claims	75,215	68,358
	$125,164	$101,041

Of the balance of unapproved change orders and claims included in costs and estimated earnings in excess of billings at December 31, 2010 and December 31, 2009, approximately $74.1 million and $62.7 million respectively, are amounts subject to pending litigation or dispute resolution proceedings as described in Item 3, “Legal Proceedings” and Note 8, “Contingencies and Commitments” of Notes to Consolidated Financial Statements for the respective periods.  These amounts are management’s estimate of the probable cost recovery from the disputed claims considering such factors as evaluation of entitlement, settlements reached to date and our experience with the customer.  In the event that future facts and circumstances, including the resolution of disputed claims, cause us to reduce the aggregate amount of our estimated probable cost recovery from the disputed claims, we will record the amount of such reduction against earnings in the relevant future period.

Method of Accounting for Contracts – Revenues and profits from our contracts and construction joint venture contracts are recognized by applying percentages of completion for the period to the total estimated profits for the respective contracts.  Percentage of completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts.  When the estimate on a contract indicates a loss, the entire loss is recorded during the accounting period in which it is estimated.  In the ordinary course of business, at a minimum on a quarterly basis, we prepare updated estimates of the total forecasted revenue, cost and profit or loss for each contract.  The cumulative effect of revisions in estimates of the total forecasted revenue and costs, including unapproved change orders and claims, during the course of the work is reflected in the accounting period in which the facts that caused the revision become known.  The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract.  An amount equal to the costs incurred that are attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable.  For a further discussion of unapproved change orders and claims, see Item 1, “Business – Types of Contracts and The Contract Process” and Item 1A, “Risk Factors”.  Profit from unapproved change orders and claims is recorded in the accounting period in which such amounts are resolved.

Index

Billings in excess of costs and estimated earnings represents the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method.  Costs and estimated earnings in excess of billings represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over contract billings to date.  Costs and estimated earnings in excess of billings results when (1) the appropriate contract revenue amount has been recognized in accordance with the percentage of completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or (2) costs, recorded at estimated realizable value, related to unapproved change orders or claims are incurred.  For unapproved change orders or claims that cannot be resolved in accordance with the normal change order process as defined in the contract, we may employ other dispute resolution methods, including mediation, binding and non-binding arbitration, or litigation.  See Item 3 – “Legal Proceedings” and Note 8, “Contingencies and Commitments” of Notes to Consolidated Financial Statements.  The prerequisite for billing unapproved change orders and claims is the final resolution and agreement between the parties.  Costs and estimated earnings in excess of billings related to our contracts and joint venture contracts at December 31, 2010 is discussed above under “Use of Estimates” and in Note 1(d) of Notes to Consolidated Financial Statements.

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

During 2009, we completed a reorganization enabling us to realize greater operating efficiencies and take full advantage of the civil construction expertise acquired through the merger with Tutor-Saliba. As a result of the reorganization, the composition and number of reporting units has changed.  We reallocated goodwill between its reorganized reporting units based on the relative fair value of pre-reorganization reporting unit components distributed to post-reorganization reporting units.  The number of reportable segments has not changed (see Note 12 entitled “Business Segments” in the Notes to Consolidated Financial Statements).  During 2010, we acquired Superior Gunite, which is included in our civil reportable segment.

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

An implied control premium for the Company is calculated based on the fair value and the market capitalization at the date of our fair value assessment.  In evaluating whether our implied control premium is reasonable, we consider a number of factors including the following factors of greatest significance.

•	Market control premium: We compare our implied control premium to the average control premium paid in transactions of companies in the construction industry during the year of evaluation.

•
Sensitivity analysis:  We perform a sensitivity analysis to determine the minimum control premium required to recover the book value of the Company at the testing date.  The minimum control premium required is then compared to the average control premium paid in transactions of companies in the construction industry during the year of evaluation.

Index

•
Impact of low public float and limited trading activity:  A significant portion of our common stock is owned by our Chairman and CEO.  As a result, the public float of our common stock, calculated as the percentage of shares of common stock freely traded by public investors divided by our total shares outstanding, is significantly lower than that of our publicly traded peers.  This circumstance does not impact the fair value of the Company, however based on our evaluation of third party market data, we believe it does lead to an inherent marketability discount impacting our stock price.

On a quarterly basis we consider whether events or changes in circumstances indicate that assets, including goodwill and intangible assets not subject to amortization might be impaired.  In conjunction with this analysis, we evaluate whether our current market capitalization is less than our stockholders’ equity and specifically consider (1) the duration and severity of any decline in market capitalization, (2) a reconciliation of the implied control premium to a current market control premium, (3) target price assessments by third party analysts and (4) how current market conditions impact our forecast of future cash flows.  We also update our assessment of the fair value of each of our reporting units, considering whether our current forecast of future cash flows are in line with those used in our most recent annual impairment assessment and whether there are any significant changes in trends or any other material assumption used.  As of December 31, 2010 we have concluded that we do not have an impairment indicator and that the estimated fair value of each reporting unit substantially exceeds its carrying value.  There were no impairment charges recorded in 2010 or 2009.

In the fourth quarter of 2010, we performed an impairment evaluation of goodwill and other intangible assets.  There was no change in the carrying amount of goodwill and other intangible assets as a result of this evaluation.  As of the date of the most recent annual impairment analysis, the fair value of the Company substantially exceeded the carrying value of $1.3 billion and the market capitalization of $914 million. The implied control premium was within the range of market control premiums paid in transactions of companies in the construction industry during 2010.

Fair Value Measurements – We determined that we utilize unobservable (Level 3) inputs in determining the fair value of our investments in auction rate securities, valued at $88.1 million as of December 31, 2010.  All of these instruments are classified as available for sale securities as of December 31, 2010.  We have determined the estimated fair values of these securities utilizing a discounted cash flow analysis.  In addition, we obtained an independent valuation of some of our auction rate security instruments and considered these valuations in determining the estimated fair values of the auction rate securities in our portfolio.  Our analyses considered, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and estimates of the next time the security is expected to have a successful auction or return to full par value.

In conjunction with our estimates of fair value at December 31, 2010, we determined that certain of our investments in auction rate securities were impaired and, accordingly, we recognized a $5.7 million impairment charge.  This impairment charge was deemed to be other-than-temporary, thereby resulting in a charge to income.  See Note 2 of Notes to Consolidated Financial Statements for more information.

Share-based Compensation - We have granted restricted stock units and stock options to certain employees and non-employee directors.  We recognize share-based compensation expense net of an estimated forfeiture rate and only recognize compensation expense for those shares expected to vest on a straight-line basis over the requisite service period of the award (which corresponds to the vesting period).  Determining the appropriate fair value model and calculating the fair value of stock option awards requires the input of highly subjective assumptions, including the expected life of the stock option awards and the expected volatility of our stock price over the life of the awards.  We used the Black-Scholes-Merton option pricing model to value our stock option awards, and utilized the historical volatility of our common stock as a reasonable estimate of the future volatility of our common stock over the expected life of the awards.  The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.  As a result, if factors change which require the use of different assumptions, share-based compensation expense could be materially different in the future.  In addition, if the actual forfeiture rate is materially different from our estimate, share-based compensation expense could be significantly different from what has been recorded through December 31, 2010.

Index

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

We identified and reviewed potential tax uncertainties for tax positions taken or expected to be taken in a tax return and determined that the exposure to those uncertainties did not have a material impact on our results of operations or financial condition as of December 31, 2010.

Defined Benefit Retirement Plan – The status of our defined benefit pension plan obligations, related plan assets and cost is presented in Note 7 of Notes to Consolidated Financial Statements entitled “Employee Benefit Plans”. Plan obligations and annual pension expense are determined by actuaries using a number of key assumptions which include, among other things, the discount rate and the estimated future return on plan assets.  The discount rate of 5.84% used for purposes of computing the 2010 annual pension expense was determined at the beginning of the calendar year based upon an analysis performed by our actuaries which matches the cash flows of our plan’s projected liabilities to bond investments of similar amounts and durations. We plan to change the discount rate used for computing the 2011 annual pension expense to 5.18% based upon a similar analysis by our actuaries.

The estimated return on plan assets is primarily based on historical long-term returns of equity and fixed income markets according to our targeted allocation of plan assets (75% equity and 25% fixed income).  We plan to continue to use a return on asset rate of 7.5% in 2011 based on projected equity and bond market performance compared to long-term historical averages.

The plans’ benefit obligations exceeded the fair value of plan assets on December 31, 2010, 2009, and 2008 by $26.4 million, $22.9 million and $30.3 million, respectively.  Accordingly, we recorded adjustments to our pension liability with an offset to accumulated other comprehensive income (loss), a component of stockholders’ equity.

Effective June 1, 2004, all benefit accruals under our pension plan were frozen; however, the vested benefit was preserved.  Due to the expected increase in amortization of prior years’ investment losses, we anticipate that pension expense will increase from $2.4 million in 2010 to $3.4 million in 2011.  Cash contributions to our defined benefit pension plan are anticipated to be approximately $4.2 million in 2011.  Cash contributions may vary significantly in the future depending upon asset performance and the interest rate environment.

Results of Operations -
2010 Compared to 2009

For the year ended December 31, 2010, we recorded revenues of $3,199.2 million, income from construction operations of $172.3 million and net income of $103.5 million. Basic and diluted earnings per common share for 2010 were $2.15 and $2.13, respectively, as compared to $2.82 and $2.79, respectively, for 2009.

Index

Revenues from Construction Operations
The following table summarizes our revenue by segment.

	Revenues for the Year Ended December 31,
(dollars in millions)	2010	2009	$ Change	% Change
Building	$2,327.0	$4,484.9	$(2,157.9)	(48.1)%
Civil	667.7	361.7	306.0	84.6%
Management Services	204.5	305.4	(100.9)	(33.0)%
Total	$3,199.2	$5,152.0	$(1,952.8)	(37.9)%

Overall revenues decreased by $1,952.8 million (or 37.9%), from $5,152.0 million in 2009 to $3,199.2 million in 2010. This decrease was due primarily to a $2,157.9 million decrease in our building segment revenues, from $4,484.9 million in 2009 to $2,327.0 million in 2010, resulting from the substantial completion of the CityCenter project in December 2009, which contributed approximately $2.0 billion of revenues to the building segment during 2009, as well as other declines in revenues in the hospitality and gaming and private nonresidential building markets due to continued financing and economic challenges arising from the current state of the global economy.  Civil segment revenues increased by $306.0 million (or 84.6%), from $361.7 million in 2009 to $667.7 million in 2010, due to an increased number of projects under construction in the metropolitan New York area which were awarded during 2009.  Management Services segment revenues decreased by $100.9 million (or 33.0%), from $305.4 million in 2009 to $204.5 million in 2010, due primarily to the completion of several overhead coverage system projects in Iraq and an airport facility in Guam.

Income from Construction Operations
The following table summarizes our income from construction operations by segment.

	Income from Construction Operations for the Year Ended December 31,
(dollars in millions)	2010	2009	$ Change	% Change
Building	$95.8	$155.5	$(59.7)	(38.4)%
Civil	87.8	44.3	43.5	98.2%
Management Services	22.2	53.4	(31.2)	(58.4)%
Corporate	(33.5)	(41.7)	8.2	(19.7)%
Total	$172.3	$211.5	$(39.2)	(18.5)%

Overall income from construction operations decreased by $39.2 million (or 18.5%), from $211.5 million in 2009 to $172.3 million in 2010, due primarily to decreases in our building and management services segments. Building segment income from construction operations decreased by $59.7 million (or 38.4%), from $155.5 million in 2009 to $95.8 million in 2010, due primarily to the substantial completion in 2009 of several large projects in the hospitality and gaming and private nonresidential building markets, including the CityCenter project.  However, our building segment achieved an increase in operating margin due to a higher mix of public works projects in 2010 and by increasing the amount of our self-performed work.  Civil segment income from construction operations increased by $43.5 million (or 98.2%), from $44.3 million in 2009 to $87.8 million in 2010, due primarily to the increase in revenues discussed above coupled with favorable performance on certain large projects. Management services income from construction operations decreased by $31.2 million (or 58.4%), from $53.4 million 2009 to $22.2 million in 2010, reflecting the favorable performance achieved in 2009 upon substantial completion of several overhead coverage system projects in Iraq and an airport facility in Guam.  Overall income from construction operations was favorably impacted by an $8.2 million (or 19.7%) decrease in corporate G&A expense, from $41.7 million in 2009 to $33.5 million in 2010, due to savings related to cost-reduction measures instituted during 2009.

Index

Other Income (Expense), Interest Expense and Provision for Income Taxes

	Year Ended December 31,
(dollars in millions)	2010	2009	$ Change	% Change
Other Income (Expense), net	$(2.3)	$1.1	$(3.4)	(309.1)%
Interest Expense	10.6	7.5	3.1	41.3%
Provision for Income Taxes	56.0	68.1	(12.1)	(17.8)%

Other income (expense), net decreased by $3.4 million (or 309.1%), from income of $1.1 million in 2009 to expense of $2.3 million in 2010, due primarily to the recognition of $5.7 million impairment charge relating to the adjustment of our investments in auction rate securities to fair value, and an increase in amortization of deferred debt costs due to the amendments to our credit agreement in 2010 and the issuance of our $300 million senior unsecured notes in October 2010.  The impact of these increased charges was partly offset by a net reduction in certain business acquisition related liabilities.

Interest expense increased by $3.1 million (or 41.3%), from $7.5 million in 2009 to $10.6 million in 2010, primarily due to the interest expense recorded in 2010 associated with our $300 million senior unsecured notes, partly offset by a non-recurring interest charge recorded in 2009 and a reduction in interest expense due to not borrowing under our credit facility during 2010, as compared to 2009.

The provision for income taxes decreased by $12.1 million (or 17.8%), from $68.1 million in 2009 to $56.0 million in 2010, due primarily to the decrease in pretax income in 2010, as compared to 2009, partly offset by a higher effective tax rate.  The effective tax rate for 2010 was 35.1% as compared to an effective tax rate of 33.2% for 2009.  The lower tax rate in 2009 was the result of a favorable variance in permanent tax liability differences.

Results of Operations -
2009 Compared to 2008

In 2009, revenues decreased by $508.3 million to $5,152.0 million and gross profit increased by $54.8 million to $388.0 million. Income from construction operations increased by $236.8 million, from a loss of $25.2 million to income of $211.5 million.  Net income increased by $212.2 million, from a loss of $75.1 million to income of $137.1 million.  Excluding the recognition of a $224.5 million pretax ($202.8 million after tax) non-cash impairment charge relating to goodwill and other intangible assets recorded in 2008, income from construction operations would have increased $12.3 million from $199.2 million. The improvement of gross profit and income from construction operations primarily reflects the increased contribution of our civil segment and the addition of projects from the merger of Tutor-Saliba and the acquisition of Keating.  Basic and diluted earnings per common share for 2009 were $2.82 and $2.79, respectively, as compared to basic and diluted loss per common share of $2.19 in 2008.  Excluding the non-cash impairment charge, basic and diluted earnings per share in 2008 would have been $3.73 and $3.67, respectively.

Revenues from Construction Operations
The following table summarizes our revenues by segment.

	Revenues for the Year Ended December 31,
(dollars in millions)	2009	2008	$ Change	% Change

Building	$4,484.9	$5,146.6	$(661.7)	(12.8)%
Civil	361.7	310.7	51.0	16.4%
Management Services	305.4	203.0	102.4	50.4%
Total	$5,152.0	$5,660.3	$(508.3)	(9.0)%

Overall revenues decreased by $508.3 million (or 9.0%), from $5,660.3 million in 2008 to $5,152.0 million in 2009. Revenue increases in both the civil and management services segments were offset by a decrease in building construction revenues of $661.7 million (or 12.8%).  The decrease in building construction revenues is due to the completion of several large building projects in 2009 such as CityCenter, and was partially offset by the addition of $715.6 million in revenues from a full year of projects acquired in the merger with Tutor-Saliba and the acquisition of Keating.   Civil construction revenues increased by $51.0 million (or 16.4%), from $310.7 million in 2008 to $361.7 million in 2009, due to the acquisition of new work during 2009, such as the I-5 Bridge replacement in Shasta County, California and the Caldecott Tunnel Project near Oakland, California.  Management services revenues increased by $102.4 million (or 50.4%), from $203.0 million in 2008 to $305.4 million in 2009 due to an increase in volume from new work.

Index

Income (Loss) from Construction Operations
The following table summarizes by segment the income (loss) from construction operations before and after the impairment charge.

	Income (Loss) from Construction Operations for the Year Ended December 31,
(dollars in millions)	2009	2008	$ Change	% Change

Building before impairment charge	$155.5	$151.8	$3.7	2.4%
Impairment charge	-	(197.6)	197.6	NM*
Building, net	155.5	(45.8)	201.3	NM*

Civil before impairment charge	44.3	28.1	16.2	57.6%
Impairment charge	-	(6.0)	6.0	NM*
Civil, net	44.3	22.1	22.2	NM*

Management Services before impairment charge	53.4	41.5	11.9	28.7%
Impairment charge	-	(20.9)	20.9	NM*
Management Services, net	53.4	20.6	32.8	NM*

Subtotal before impairment charge	253.2	221.4	31.8	14.4%
Impairment charge	-	(224.5)	224.5	NM*
Subtotal, net of impairment charge	253.2	(3.1)	256.3	NM*

Less: Corporate	(41.7)	(22.1)	(19.6)	88.7%

Total before impairment charge	211.5	199.3	12.2	6.1%
Impairment charge	-	(224.5)	224.5	NM*
Total, net of impairment charge	$211.5	$(25.2)	$236.7	NM*
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

Index

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

Other Income, Interest Expense and Provision for Income Taxes

	Year Ended December 31,
(dollars in millions)	2009	2008	$ Change	% Change
Other Income, net	$1.1	$9.6	$(8.5)	(88.5)%
Interest Expense	7.5	4.2	3.3	78.6%
Provision for Income Taxes	68.1	55.3	12.8	23.1%

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

The provision for income taxes increased by $12.8 million, from $55.3 million in 2008 to $68.1 million in 2009, due primarily to the increase in pretax income.  The effective tax rate for 2009 was 33.2% as compared to 37.6% in 2008.  The decrease in the tax rate is a result of a favorable variance in permanent tax liability differences from current and prior years.  In 2008, the effective tax rate of 37.6% was applied to pretax income, excluding the goodwill impairment charge of $166.9 million which is not tax deductible.

Potential Impact of Current Economic Conditions

Current economic and financial market conditions in the United States and overseas, including severe disruptions in the credit markets, have had an adverse affect on our results of operations. If there is a prolonged economic recession or depression or if government efforts to stabilize and revitalize credit markets and financial institutions are not effective, current economic and financial market conditions could continue to adversely affect our results of operations in future periods. The current instability in the financial markets has made it difficult for certain of our customers, including state and local governments, to access the credit markets to obtain financing or refinancing, as the case may be, to fund new construction projects on satisfactory terms or at all. State and local governments also are facing significant budget shortfalls as a result of declining tax and other revenues, which may cause them to defer or cancel planned infrastructure projects. This situation has contributed to lower revenues in 2010 and 2009. We may encounter increased levels of deferrals and delays related to new construction projects in the future. Difficulty in obtaining adequate financing due to the unprecedented disruption in the credit markets may increase the rate at which our customers defer, delay or cancel proposed new construction projects. Such deferrals, delays or cancellations could have an adverse impact on our future operating results.

Liquidity and Capital Resources

Cash and Working Capital

On October 20, 2010, we completed a private placement offering of $300 million in aggregate principal amount of 7.625% senior unsecured notes (the “Notes”), due November 1, 2018 to several initial purchasers. The Notes were priced at 99.258% of par, resulting in a yield to maturity of 7.75%.  The private placement of the Notes resulted in net proceeds of approximately $297.8 million to the Company after deducting debt discount of $2.2 million.  The Notes mature on November 1, 2018, and bear interest at a rate of 7.625% per annum, payable semi-annually in cash in arrears on May 1, and November 1 of each year, beginning on May 1, 2011.  The Notes are senior unsecured obligations of the Company and are guaranteed by substantially all of our existing and future subsidiaries that guarantee obligations under our Amended Credit Agreement.  We intend to use the net proceeds from the offering of the Notes for general corporate purposes, including acquisitions such as Fisk Electric and Superior Gunite, and stock repurchases.

Index

On September 8, 2008, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, as Agent, which was amended by a Joinder Agreement dated February 13, 2009; by a First Amendment dated as of February 23, 2009; by a Second Amendment dated January 13, 2010; and by a Third Amendment dated October 4, 2010 (collectively the “Amended Credit Agreement”).  For a description of the material terms of the Amended Credit Agreement, see Note 4 of Notes to Consolidated Financial Statements.  The Amended Credit Agreement allows us to borrow up to $205 million on a revolving credit basis (the “Revolving Facility”), with a $50 million sublimit for letters of credit, and an additional $99.6 million at December 31, 2010 under a supplementary facility to the extent that the $205 million Revolving Facility has been fully drawn (the “Supplemental Facility”).  The Amended Credit Agreement provides that the Supplemental Facility shall be reduced by the amount of any reduction in the principal amount of certain auction rate securities presently held by us.  This Supplemental Facility provides us with access to a source of liquidity should the need arise. Subject to certain conditions, we have the option to increase the Revolving Facility by up to an additional $45 million. We borrowed under the Revolving Facilities during a brief period in 2009 and did not utilize the Revolving Facility during either 2010 or 2008, other than for letters of credit.  There are no borrowings outstanding at December 31, 2010 and, accordingly we have $304.5 million available to borrow under the Amended Credit Agreement and the Supplemental Facility, including outstanding letters of credit.

Cash and cash equivalents consist of amounts held by us as well as our proportionate share of amounts held by construction joint ventures. Cash held by us is available for general corporate purposes, while cash held by construction joint ventures is available only for joint venture-related uses.  Joint venture cash and cash equivalents are not restricted to specific uses within those entities; however, the terms of the joint venture agreements limit our ability to distribute those funds and use them for corporate purposes.  Cash held by construction joint ventures is distributed from time to time to us and to the other joint venture participants in accordance with our respective percentage interest after the joint venture partners determine that a cash distribution is prudent.  Cash distributions received by us from our construction joint ventures are then available for general corporate purposes.  At December 31, 2010 and December 31, 2009, cash held by us and available for general corporate purposes was $455.5 and $323.9 million, respectively, and our proportionate share of cash held by joint ventures and available only for joint venture-related uses was $15.9 million and $24.4 million, respectively.

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

A summary of cash flows for each of the years ended December 31, 2010, 2009 and 2008 is set forth below:

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Cash flows provided (used) by:
Operating activities	$26.3	$(26.1)	$126.1
Investing activities	(77.5)	(40.9)	(72.1)
Financing activities	174.3	29.1	(127.0)
Net (decrease) increase in cash	123.1	(37.9)	(73.0)
Cash at beginning of year	348.3	386.2	459.2
Cash at end of year	$471.4	$348.3	$386.2

Index

During 2010, we generated $26.3 million in cash from operating activities.  The increase in cash flow from operating activities is primarily due to an increase in operating cash flow from our civil segment which more than offset a decrease in operating cash flow from our building segment resulting from the timing of receivable collections on certain large projects, including receivables on the CityCenter project.  We used $77.5 million in cash to fund investing activities, including $30.9 million to fund the acquisition of Superior Gunite; $6.7 million to fund the deferred purchase price of certain acquisitions made in prior years; $25.2 million to purchase construction equipment; and $23.6 million for restricted cash to secure insurance-related contingent obligations, such as insurance claim deductibles, in lieu of utilizing letters of credit.  We received $174.3 million from financing activities which primarily reflects proceeds of $297.8 million received in conjunction with our issuance of the Notes, net of the debt discount.  Cash flow used for financing activities also includes $47.1 million for the payment of a special dividend on our common stock; $39.4 million for the repurchase of shares of our common stock in accordance with our previously announced share repurchase program; a net reduction in debt of $29.0 million; and $7.9 million for costs primarily associated with our issuance of the Notes.

During 2009, we used $26.1 million in cash flow from operating activities.  The negative cash flow from operating activities is primarily due to the timing of receivables on certain large projects.  We used $40.9 million in cash to fund investing activities, principally the purchase of property used in our building and management services segments, equipment to be used in our civil segment, and $44.8 million to fund the acquisition of Keating.  We received $29.1 million in cash from financing activities, principally from a $35 million note collateralized by transportation equipment owned by us and two notes totaling $9.7 million to finance property acquisitions in Guam.  Our cash balance decreased by $37.9 million during 2009 due to the use of cash in our operating and investing activities, which was primarily driven by an uncollected contract receivable related to the Fontainebleau project, as discussed in Note 8 of Notes to Consolidated Financial Statements, and timing related billings due to the start up of new projects and the cash disbursements associated with projects completing during the year.

During 2008, we generated $126.1 million in cash flow from operating activities.  The positive cash flow from operating activities is primarily due to the substantial increase in our building segment revenues as well as favorable operating results in our civil and management services segments.  We used $72.1 million in cash to fund investing activities, principally the purchase of auction rate securities, transportation and construction equipment to be used primarily in our civil construction operations, net of a $92.1 million cash balance recorded in connection with the merger with Tutor-Saliba because the consideration paid in the merger was equity and not cash.  We used $127.0 million in cash to fund financing activities, principally $58.5 million for the repayment of shareholder notes payable assumed in the merger with Tutor-Saliba; $38.7 million for the repayment of debt; and $31.8 million for the purchase of common stock in connection with our common stock repurchase program which was instituted in November 2008.  The debt repayments include $28.8 million of debt assumed in conjunction with the merger with Tutor-Saliba.  Due to the use of cash for investing and financing activities, our cash balance decreased by $73.0 million during 2008.

Working capital increased, from $225.0 million at the end of 2008 to $592.9 million at December 31, 2010.  The increase in working capital over the two-year period primarily reflects the cash proceeds received from the issuance of the Notes.  Accordingly, the current ratio increased from 1.13x at December 31, 2008 to 1.61x at December 31, 2010.

Long-term Investments

At December 31, 2010, we had investments in auction rate securities of $88.1 million, which are reflected at fair value. These investments are considered to be “available for sale”, and are classified as long-term investments.  Our investment policy is to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines.  The current overall liquidity concerns in capital markets have affected our ability to liquidate many of our investments in auction rate securities.  Based on our ability to access our cash equivalent investments, our available credit facilities, and the $297.8 million in proceeds received from our offering of senior unsecured notes completed in October 2010, we do not expect the short-term lack of liquidity to affect our overall liquidity position or our ability to execute our current business plan.  For a description of our accounting for auction rate securities, see Note 2 of Notes to Consolidated Financial Statements.

We hold a variety of interest bearing auction rate securities, the majority of which are rated AAA or AA, that generally represent interests in pools of either interest bearing student loans or municipal bond issues.  These auction rate securities provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals, typically every 7 or 28 days.    In the event that such auctions are unsuccessful, the holder of the securities is not able to access these funds until a future auction of these investments is successful.  An unsuccessful auction results in a lack of liquidity in the securities but does not signify a default by the issuer.  Upon an unsuccessful auction, the interest rates do not reset at a market rate but instead reset based upon a formula contained in the security, which rate is generally higher than the current market rate. During the first quarter of 2008, we made substantial additional investments in auction rate securities. Since mid-February 2008, regularly scheduled auctions for these securities started to fail throughout the market at a significant rate.  Since that time, we have been successful in liquidating at par value a significant portion of our investment in auction rate securities.  During 2010, we determined that an impairment charge was appropriate and, accordingly, we recognized a $5.7 million impairment charge, which was deemed to be other-than-temporary, thereby resulting in a charge to income.  During 2009, we determined that the carrying value of our auction rate securities reflected fair value and therefore did not recognize any impairment charge. During 2008, we determined that an impairment charge was appropriate and, accordingly, we recognized a $5.8 million impairment charge in 2008.  Of the total $5.8 million impairment charge recorded, $2.6 million was deemed to be other-than-temporary, thereby resulting in a charge to income.  The $3.2 million balance of the impairment charge was deemed to be temporary, thereby resulting in a charge to stockholders’ equity.

Index

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

Long-term Debt

Long-term debt, excluding current maturities of $21.3 million, was $374.4 million at December 31, 2010, an increase of $289.6 million from December 31, 2009, due primarily to the issuance of the Notes. The remaining balance of our outstanding debt is generally secured by the underlying assets.  Approximately $366.1 million of the $395.7 million in total debt outstanding at December 31, 2010 carries interest at a fixed rate.  As a result of the issuance of the Notes due in 2018, the long-term debt to equity ratio increased to .29x at December 31, 2010, as compared to .07x at December 31, 2009.

Contractual Obligations

Our outstanding contractual obligations as of December 31, 2010 are summarized in the following table:

	Payments Due by Period
	(In thousands)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Total debt, excluding interest	$395,684	$21,334	$19,525	$48,368	$306,457
Interest payments on debt	198,676	27,723	51,942	47,836	71,175
Operating leases, net	41,462	9,048	14,223	11,881	6,310
Purchase obligations	4,586	3,678	368	360	180
Acquisition related liabilities	8,733	2,566	4,967	1,200	-
Unfunded pension liability	26,444	4,211	10,949	10,949	335

Total contractual obligations	$675,585	$68,560	$101,974	$120,594	$384,457

Stockholders' Equity

Our book value per common share was $27.88 at December 31, 2010, compared to $26.54 at December 31, 2009, and $23.56 at December 31, 2008.  The major factors impacting stockholders’ equity during the three year period were the 23.0 million shares issued in conjunction with the merger with Tutor-Saliba in 2008; the net income (loss) recorded in all three years; the annual amortization of restricted stock compensation expense; common stock options exercised; the excess income tax benefit attributable to stock-based compensation; the repurchase of our common stock in 2008 and 2010 in conjunction with our share repurchase program; and the declaration of a special dividend on our common stock in 2010.  Also, we were required to adjust our accrued pension liability by an increase of $4.9 million in 2010, a decrease of $2.0 million in 2009, and an increase of  $24.0 million in 2008, respectively, and a cumulative increase of $17.5 million in prior years, with the offset to accumulated other comprehensive loss which resulted in an aggregate $44.4 million pretax accumulated other comprehensive loss reduction in stockholders’ equity at December 31, 2010 (see Note 7 of Notes to Consolidated Financial Statements.) Adjustments to the amount of this accrued pension liability will be recorded in future years based upon periodic re-evaluation of the funded status of our pension plans.

Index

Dividends

On October 25, 2010, our Board of Directors declared a special dividend of $1.00 per share of common stock. The dividend was paid on November 12, 2010 to stockholders of record on November 4, 2010. There were no other cash dividends declared or paid on our outstanding common stock during the three years ended December 31, 2010.

Related Party Transactions

We are subject to certain related party transactions with our Chairman and Chief Executive Officer, Ronald N. Tutor, and the Vice Chairman of O&G Industries, Inc., one of our directors.  For a more detailed description of these transactions and their effect on our financial statements, see Note 13 of Notes to Consolidated Financial Statements entitled “Related Party Transactions” in Part IV, Item 15 of this report.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued a staff position amending existing guidance for fair value measurements and disclosures in both interim and annual financial statements.  This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. It also requires a reconciliation of recurring Level 3 measurements and clarifies certain existing disclosure requirements for reporting fair value disaggregated by class of assets and liabilities rather than each major category of assets and liabilities.  This update was effective for us with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for us with the interim and annual reporting period beginning January 1, 2011. We will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update has not and will not have a material effect on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to borrowings under our credit agreement and our short-term and long-term investment portfolios.  Our revolving credit agreement is available for us to borrow, when needed, for general corporate purposes, including working capital requirements and capital expenditures.  Borrowings under our credit agreement bear interest at the applicable LIBOR or base rate, as defined, and therefore we are subject to fluctuations in interest rates.  We did not borrow under our revolving credit facilities during 2010.  Our outstanding debt at December 31, 2010 totaled $395.7 million, of which approximately $366.1 million carries interest at a fixed rate.  Accordingly, we do not believe our liquidity or our operations are subject to significant market risk for changes in interest rates.

We hold a variety of interest bearing auction rate securities, the majority of which are rated AAA or AA, that generally represent interests in pools of either interest bearing student loans or municipal bond issues.  These auction rate securities provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals, typically every 7 or 28 days.  In the event that such auctions are unsuccessful, the holder of the securities is not able to access these funds until a future auction of these investments is successful.  An unsuccessful auction results in a lack of liquidity in the securities but does not signify a default by the issuer.  Upon an unsuccessful auction, the interest rates do not reset at a market rate but instead reset based upon a formula contained in the security, which rate is generally higher than the current market rate. Since mid-February 2008, regularly scheduled auctions for these securities started to fail throughout the market at a significant rate.  Since that time, we have been successful in liquidating at par value a significant portion of our investment in auction rate securities.  At December 31, 2010, we had investments in auction rate securities of $88.1 million which are reflected at fair value after cumulative net fair value adjustments of $11.5 million.  These investments are considered to be “available-for-sale” and are classified as long-term investments.  Our investment policy is to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines.  The current overall liquidity concerns in capital markets have affected our ability to liquidate many of our investments in auction rate securities.  Based on our ability to access our cash equivalent investments, our available Revolving Facility and our Supplemental Facility discussed above, and the $297.8 million in net proceeds received from our issuance of the Notes in October 2010, we do not expect that the short-term lack of liquidity of our auction rate security investments will materially affect our overall liquidity position or our ability to execute our current business plan.

Index

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, and Supplementary Schedules are set forth in Item 15 in this report and are hereby incorporated in this Item 8 by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Index

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of December 31, 2010, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us and, although we have designed our disclosure controls and procedures to address the geographic diversity of our operations, this diversity inherently may limit the effectiveness of those controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Management’s Report On Internal Control Over Financial Reporting - Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Exchange Act Rules 13a – 15(f).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  In making this assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework.  Based on this assessment, management concluded that, as of December 31, 2010 our internal control over financial reporting is effective based on those criteria.

Deloitte & Touche, LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2010.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, is included below in Item 9A under the heading “Report of Independent Registered Public Accounting Firm.”

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tutor Perini Corporation
Sylmar, CA

We have audited the internal control over financial reporting of Tutor Perini Corporation and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 4, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche, LLP

Los Angeles, California

March 4, 2011

Index

ITEM 9B.  OTHER INFORMATION

None.
PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors is set forth in the sections entitled "Election of Directors" and “Corporate Governance” in the definitive proxy statement in connection with our Annual Meeting of Stockholders to be held on May 25, 2011 (the "Proxy Statement"), which sections are incorporated herein by reference.  Information relating to our executive officers is set forth in Part I of this report under the caption “Executive Officers of the Registrant” and is hereby incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the captions “Certain Relationships and Related Party Transactions”, “Director Independence” and “Corporate Governance” in the Proxy Statement is hereby incorporated herein by reference.  For a detailed description of related party transactions, see Note 13 of Notes to Consolidated Financial Statements entitled “Related Party Transactions” in Part IV, Item 15 of this report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Fees Paid to Audit Firm” in the Proxy Statement is hereby incorporated herein by reference.

Index

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

TUTOR PERINI CORPORATION AND SUBSIDIARIES

(a)1.	The following consolidated financial statements and supplementary financial information are filed as part of this report:
		Pages
	Consolidated Financial Statements of the Registrant

	Consolidated Balance Sheets as of December 31, 2010 and 2009	52 – 53

	Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008	54

	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2010, 2009 and 2008	55

	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	56 – 57

	Notes to Consolidated Financial Statements	58 – 101

	Report of Independent Registered Public Accounting Firm	102

(a)2.
All consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or in the Notes thereto.

(a)3.	Exhibits

	The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on pages 103 through 105.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tutor Perini Corporation
(Registrant)

Dated: March 4, 2011	By: /s/Robert Band
Robert Band
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature		Title	Date

•	Principal Executive Officer
	Ronald N. Tutor	Chairman and Chief Executive Officer	March 4, 2011

By:	/s/Ronald N. Tutor
Ronald N. Tutor

•	Principal Financial Officer
	Kenneth R. Burk	Executive Vice President and Chief Financial Officer	March 4, 2011

By:	/s/Kenneth R. Burk
Kenneth R. Burk

•	Principal Accounting Officer
	Steven M. Meilicke	Vice President and Controller	March 4, 2011

By:	/s/Steven M. Meilicke
Steven M. Meilicke

•	Directors

	Ronald N. Tutor	)
	Marilyn A. Alexander	)
	Peter Arkley	)
	Robert Band	)
	Willard W. Brittain, Jr	) /s/Robert Band
	Michael R. Klein	) Robert Band
	Robert L. Miller	) Attorney in Fact
	Raymond R. Oneglia	)
	Donald D. Snyder	) Dated: March 4, 2011

Index

Tutor Perini Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2010 and 2009

(In thousands, except share data)

Assets
	2010	2009
CURRENT ASSETS:
Cash, including cash equivalents of $127,879 and $294,807	$471,378	$348,309
Restricted cash	23,550	-
Accounts receivable, including retainage of $271,778 and $544,875	880,614	1,088,386
Costs and estimated earnings in excess of billings	139,449	145,678
Deferred tax asset	3,737	1,370
Other current assets	42,314	30,811
Total current assets	1,561,042	1,614,554

LONG-TERM INVESTMENTS	88,129	101,201

PROPERTY AND EQUIPMENT, at cost:
Land	36,048	33,114
Buildings and improvements	89,281	85,830
Construction equipment	205,038	184,579
Other equipment	112,012	112,554
	442,379	416,077
Less – Accumulated depreciation	79,942	67,256

Total property and equipment, net	362,437	348,821

GOODWILL	621,920	602,471

INTANGIBLE ASSETS, NET	132,551	134,327

OTHER ASSETS	13,141	19,280

	$2,779,220	$2,820,654

The accompanying notes are an integral part of these consolidated financial statements.

Index

Tutor Perini Corporation and Subsidiaries
Consolidated Balance Sheets (continued)
December 31, 2010 and 2009

(In thousands, except share data)

Liabilities and Stockholders’ Equity
	2010	2009
CURRENT LIABILITIES:
Current maturities of long-term debt	$21,334	$31,334
Accounts payable, including retainage of $280,867 and $396,928	653,542	990,551
Billings in excess of costs and estimated earnings	199,750	187,714
Accrued expenses	93,488	101,837
Total current liabilities	968,114	1,311,436

LONG-TERM DEBT, less current maturities included above	374,350	84,771

DEFERRED INCOME TAXES	79,082	78,977

OTHER LONG-TERM LIABILITIES	44,680	57,044

CONTINGENCIES AND COMMITMENTS (Note 8)

STOCKHOLDERS’ EQUITY:
Common stock, $1 par value:
Authorized – 75,000,000 shares
Issued and outstanding – 47,089,593 shares and 48,538,982 shares	47,090	48,539
Additional paid-in capital	985,413	1,012,983
Retained earnings	316,531	260,121
Accumulated other comprehensive loss	(36,040)	(33,217)
Total stockholders' equity	1,312,994	1,288,426

	$2,779,220	$2,820,654

The accompanying notes are an integral part of these consolidated financial statements.

Index

Tutor Perini Corporation and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2010, 2009 and 2008

(In thousands, except per share data)

	2010	2009	2008

Revenues	$3,199,210	$5,151,966	$5,660,286

Cost of Operations	2,861,362	4,763,919	5,327,056

Gross Profit	337,848	388,047	333,230

General and Administrative Expenses	165,536	176,504	133,998

Goodwill and Intangible Asset Impairment	-	-	224,478

INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	172,312	211,543	(25,246)

Other Income (Expense), Net	(2,280)	1,098	9,559
Interest Expense	(10,564)	(7,501)	(4,163)

Income (Loss) before Income Taxes	159,468	205,140	(19,850)

Provision for Income Taxes	(55,968)	(68,079)	(55,290)

NET INCOME (LOSS)	$103,500	$137,061	$(75,140)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$2.15	$2.82	$(2.19)

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$2.13	$2.79	$(2.19)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	48,111	48,525	34,272
Effect of Dilutive Stock Options and Restricted Stock Units	538	559	-
DILUTED	48,649	49,084	34,272

The accompanying notes are an integral part of these consolidated financial statements.

Index

Tutor Perini Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2010, 2009 and 2008

(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance - December 31, 2007	$26,987	$160,664	$198,200	$(17,517)	$368,334
Net Loss	-	-	(75,140)	-	(75,140)
Other comprehensive loss:
Change in pension benefit plans (net of tax benefit of $9,067)	-	-	-	(14,922)	(14,922)
Change in fair value of investments (net of tax benefit of $1,219)	-	-	-	(2,005)	(2,005)
Foreign currency translation	-	-	-	(101)	(101)
Total comprehensive loss					(92,168)
Common Stock issued in acquisition of
Tutor-Saliba Corporation	22,987	858,476	-	-	881,463
Common Stock purchased under share repurchase program	(2,004)	(29,793)	-	-	(31,797)
Excess income tax benefit from stock-based compensation	-	533	-	-	533
Stock-based compensation expense	-	12,145	-	-	12,145
Issuance of Common Stock, net	349	(633)	-	-	(284)
Balance - December 31, 2008	$48,319	$1,001,392	$123,060	$(34,545)	$1,138,226
Net Income	-	-	137,061	-	137,061
Other comprehensive income:
Change in pension benefit plans (net of tax expense of $792)	-	-	-	1,221	1,221
Foreign currency translation	-	-	-	107	107
Total comprehensive income					138,389
Tax effect of stock-based compensation	-	(824)	-	-	(824)
Stock-based compensation expense	-	12,462	-	-	12,462
Issuance of Common Stock, net	220	(47)	-	-	173
Balance - December 31, 2009	$48,539	$1,012,983	$260,121	$(33,217)	$1,288,426
Net Income	-	-	103,500	-	103,500
Other comprehensive income:
Change in pension benefit plans (net of tax benefit of $1,891)	-	-	-	(3,053)	(3,053)
Foreign currency translation	-	-	-	230	230
Total comprehensive income					100,677
Common Stock purchased under share repurchase program	(2,165)	(37,226)	-	-	(39,391)
Common Stock dividend declared ($1.00 per share)	-	-	(47,090)	-	(47,090)
Tax effect of stock-based compensation	-	(2,055)	-	-	(2,055)
Stock-based compensation expense	-	12,752	-	-	12,752
Issuance of Common Stock, net	716	(1,041)	-	-	(325)
Balance - December 31, 2010	$47,090	$985,413	$316,531	$(36,040)	$1,312,994

The accompanying notes are an integral part of these consolidated financial statements.

Index

Tutor Perini Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010, 2009 and 2008

(In thousands)

	2010	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$103,500	$137,061	$(75,140)

Adjustments to reconcile net income (loss) to net cash from operating activities:
Goodwill and intangible asset impairment	-	-	224,478
Depreciation	21,380	21,292	12,345
Amortization of intangible assets and debt issuance costs	9,954	17,215	15,251
Stock-based compensation expense	12,752	12,462	12,145
Adjustment of investments to fair value	5,742	(39)	2,721
Excess income tax benefit from stock-based compensation	(218)	(28)	(533)
Deferred income taxes	(3,826)	(10,541)	(7,984)
Loss (gain) on sale of assets	1,274	964	(1,068)
Other assets	(86)	-	-
Other long-term liabilities	(4,623)	(36,284)	7,581
Cash from changes in other components of working capital:
(Increase) decrease in:
Accounts receivable	(22,054)	363,076	(125,064)
Costs and estimated earnings in excess of billings	7,144	(29,798)	(12,032)
Other current assets	(4,690)	(11,017)	(3,936)
Increase (decrease) in:
Accounts payable	(101,143)	(449,370)	125,736
Billings in excess of costs and estimated earnings	11,957	(8,928)	(36,844)
Accrued expenses	(10,791)	(32,112)	(11,602)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	26,272	(26,047)	126,054

Cash Flows from Investing Activities:
Acquisition of Superior Gunite, net of cash balance acquired	(30,924)	-	-
Acquisition of Keating Building Company, net of cash balance acquired	-	(6,900)	-
Business acquisition related payments	(6,734)	-	-
Cash balance recorded in merger with Tutor-Saliba Corporation, net of transaction costs	-	-	92,081
Acquisition of property and equipment	(25,200)	(37,005)	(66,767)
Proceeds from sale of property and equipment	1,811	1,873	6,697
Sales of land, net	-	203	(774)
Investment in available-for-sale securities	-	-	(218,325)
Proceeds from sale of available-for-sale securities	7,066	3,641	115,856
Change in Restricted Cash	(23,550)	-	-
Investment in other activities	-	(2,698)	(840)

NET CASH USED BY INVESTING ACTIVITIES	(77,531)	(40,886)	(72,072)

Index

Tutor Perini Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
For the Years Ended December 31, 2010, 2009 and 2008

(In thousands)

	2010	2009	2008
Cash Flows from Financing Activities:
Proceeds from issuance of senior unsecured notes, net of debt discount	$297,774	$-	$-
Proceeds from other long-term debt	6,803	180,182	2,213
Repayment of other long-term debt	(35,760)	(150,625)	(38,696)
Repayment of shareholder notes payable	-	-	(58,485)
Purchase of common stock under share repurchase program	(39,391)	-	(31,797)
Common stock dividend paid	(47,090)	-	-
Excess income tax benefit from stock-based compensation	218	28	533
Issuance of common stock and effect of cashless exercise	(325)	173	(284)
Debt issuance costs	(7,901)	(688)	(482)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	174,328	29,070	(126,998)

Net (Decrease) Increase in Cash and Cash Equivalents	123,069	(37,863)	(73,016)

Cash and Cash Equivalents at Beginning of Year	348,309	386,172	459,188

Cash and Cash Equivalents at End of Year	$471,378	$348,309	$386,172

Supplemental Disclosure of Cash Paid During the Year For:

Interest	$6,151	$7,804	$3,693

Income taxes	$48,421	$83,747	$79,270

Supplemental Disclosure of Non-Cash Transactions:

Grant date fair value of common stock issued for services	$19,673	$7,411	$12,651

Assets acquired through financing arrangements	$10,784	$5,734	$27,441

Common stock issued in merger with Tutor-Saliba Corporation	$-	$-	$881,463

The accompanying notes are an integral part of these consolidated financial statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

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

(c)  Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company’s construction business involves making significant estimates and assumptions in the normal course of business relating to its contracts and joint venture contracts due to, among other things, the one-of-a-kind nature of most of its projects, the long-term duration of a contract cycle and the type of contract utilized.  The most significant estimates with regard to these financial statements relate to the estimating of total forecasted construction contract revenues, costs and profits in accordance with accounting for long-term contracts (see Note 1(d) below) and estimating potential liabilities in conjunction with certain contingencies, including the outcome of pending or future litigation, arbitration or other dispute resolution proceedings relating to contract claims (see Note 8 below).  Actual results could differ in the near term from these estimates and such differences could be material.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[1] Summary of Significant Accounting Policies (continued)

(d)  Method of Accounting for Contracts
Revenues and profits from the Company’s contracts and construction joint venture contracts are recognized by applying percentages of completion for the period to the total estimated profits for the respective contracts.  Percentage of completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts.  However, on construction management contracts, profit is generally recognized in accordance with the contract terms, usually on the as-billed method, which is generally consistent with the level of effort incurred over the contract period.  When the estimate on a contract indicates a loss, the Company's policy is to record the entire loss during the accounting period in which it is estimable.  In the ordinary course of business, at a minimum on a quarterly basis, the Company prepares updated estimates of the total forecasted revenue, cost and profit or loss for each contract.  The cumulative effect of revisions in estimates of the total forecasted revenue and costs, including unapproved change orders and claims, during the course of the work is reflected in the accounting period in which the facts that caused the revision become known.  The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract. An amount equal to the costs incurred which are attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable.  Profit from unapproved change orders and claims is recorded in the period such amounts are resolved.

In accordance with normal practice in the construction industry, the Company includes in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year.  Billings in excess of costs and estimated earnings represents the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts.  Costs and estimated earnings in excess of billings represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over the amount of contract billings to date on the remaining contracts.  Costs and estimated earnings in excess of billings results when (1) the appropriate contract revenue amount has been recognized in accordance with the percentage of completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or (2) costs, recorded at estimated realizable value, related to unapproved change orders or claims are incurred.  Costs and estimated earnings in excess of billings related to the Company’s contracts and joint venture contracts at December 31, 2010 and 2009, consisted of the following (in thousands):

	2010	2009
Unbilled costs and profits incurred to date*	$14,285	$44,637
Unapproved change orders	49,949	32,683
Claims	75,215	68,358
	$139,449	$145,678

*	Represents the excess of contract costs and profits recognized to date on the percentage of completion accounting method over the amount of contract billings to date on certain contracts.

Of the balance of “Unapproved change orders” and “Claims” included above in costs and estimated earnings in excess of billings at December 31, 2010 and December 31, 2009, approximately $74.1 million and $62.7 million, respectively, are amounts subject to pending litigation or dispute resolution proceedings as described in Note 8.  These amounts are management’s estimate of the probable cost recovery from the disputed claims considering such factors as evaluation of entitlement, settlements reached to date and experience with the customer.  In the event that future facts and circumstances, including the resolution of disputed claims, cause a reduction in the aggregate amount of the estimated probable cost recovery from the disputed claims, the amount of such reduction will be recorded against earnings in the relevant future period.

The prerequisite for billing “Unbilled costs and profits incurred to date” is provided in the defined billing terms of each of the applicable contracts.  The prerequisite for billing “Unapproved change orders” or “Claims” is the final resolution and agreement between the parties.  The amount of costs and estimated earnings in excess of billings at December 31, 2010 estimated by management to be collected beyond one year is approximately $53.8 million.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
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

(g)  Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite lives are not being amortized.  Intangible assets with finite lives are amortized over their useful lives.  Construction contract backlog is amortized on a weighted average basis over the corresponding contract period.  Customer relationships are amortized on a straight-line basis over their estimated useful lives.  The Company evaluates intangible assets that are not being amortized at the end of each reporting period to determine whether events and circumstances continue to support an indefinite useful life.  Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable.

The Company tests goodwill and intangible assets with indefinite lives for impairment by applying a fair value test in the fourth quarter of each year and between annual tests if events occur or circumstances change which suggest that the goodwill or intangible assets should be evaluated.  The first step in the two step process is to compare the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, a second step must be followed to calculate the goodwill impairment. The second step involves determining the fair value of the individual assets and liabilities of the reporting unit and calculating the implied fair value of goodwill. To determine the fair value of the Company and each of its reporting units, the Company primarily uses an income-based valuation approach, which is based on the cash flows that the reporting unit expects to generate in the future. This income valuation method requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multi-year period, as well as determine the weighted-average cost of capital to be used as a discount rate.  The Company also uses a market-based valuation approach to estimate the fair value of its reporting units by utilizing industry multiples of operating earnings.  Impairment assessment inherently involves management judgments as to assumptions used to project these amounts and the impact of market conditions on those assumptions.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[1] Summary of Significant Accounting Policies (continued)

(g)  Goodwill and Intangible Assets (continued)

An implied control premium for the Company is calculated based on the fair value and the market capitalization at the date of our fair value assessment.  In evaluating whether our implied control premium is reasonable, the Company considers a number of factors including the following factors of greatest significance.

•	Market control premium: The Company compares its implied control premium to the average control premium paid in transactions of companies in the construction industry during the year of evaluation.

•
Sensitivity analysis:  The Company performs a sensitivity analysis to determine the minimum control premium required to recover the book value of the Company at the testing date.  The minimum control premium required is then compared to the average control premium paid in transactions of companies in the construction industry during the year of evaluation.

•
Impact of low public float and limited trading activity:  A significant portion of the Company’s common stock is owned by the Company’s Chairman and CEO.  As a result, the public float of the Company’s common stock, calculated as the percentage of shares of common stock freely traded by public investors divided by the Company’s total shares outstanding, is significantly lower than that of the Company’s publicly traded peers.  This circumstance does not impact the fair value of the Company, however based on the Company’s evaluation of third party market data, the Company believes it does lead to an inherent marketability discount impacting the Company’s stock price.

On a quarterly basis we consider whether events or changes in circumstances indicate that assets, including goodwill and intangible assets not subject to amortization might be impaired.  In conjunction with this analysis, we evaluate whether our current market capitalization is less than our stockholders’ equity and specifically consider (1) the duration and severity of any decline in market capitalization, (2) a reconciliation of the implied control premium to a current market control premium, (3) target price assessments by third party analysts and (4) how current market conditions impact our forecast of future cash flows.  We also update our assessment of the fair value of each of our reporting units, considering whether our current forecast of future cash flows are in line with those used in our most recent annual impairment assessment and whether there are any significant changes in trends or any other material assumption used.  As of December 31, 2010 we have concluded that we do not have an impairment indicator and that the estimated fair value of each reporting unit substantially exceeds its carrying value.

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

(i) Earnings (Loss) Per Common Share
Basic earnings (loss) per common share was computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted earnings (loss) per common share was similarly computed after giving consideration to the dilutive effect of outstanding stock options and restricted stock units.

The computation of diluted income per common share excludes 435,000 stock options and 610,000 stock options at December 31, 2010 and 2009, respectively, because they would have an antidilutive effect.  There were 841,500 antidilutive stock options and 1,797,501 antidilutive restricted stock units excluded from the computation of diluted loss per common share at December 31, 2008.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[1] Summary of Significant Accounting Policies (continued)

(j)  Cash, Cash Equivalents and Restricted Cash
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

At December 31, 2010 and 2009, cash and cash equivalents consisted of the following (in thousands):

	2010	2009

Corporate cash and cash equivalents (available for general corporate purposes)	$455,464	$323,867

Company's share of joint venture cash and cash equivalents (available only for joint venture purposes, including future distributions)	15,914	24,442
	$471,378	$348,309
Restricted Cash	$23,550	$-

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

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[1] Summary of Significant Accounting Policies (continued)

(n)  Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income.  The Company reports comprehensive income (loss) and accumulated other comprehensive income (loss), which encompasses net income (loss), cumulative translation adjustments, adjustments related to recognition of minimum pension liabilities and unrecognized net actuarial losses on the Company’s retirement benefit plans, and unrealized losses on investment in auction rate securities.  The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Cumulative Translation Adjustment	Unamortized Benefit Plan Costs, Net of Tax	Unrealized Loss on Investment in Auction Rate Securities, Net of Tax	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2007	$-	$(17,517)	$-	$(17,517)
Fiscal year change	(101)	(14,922)	(2,005)	(17,028)
Balance at December 31, 2008	(101)	(32,439)	(2,005)	(34,545)
Fiscal year change	107	1,221	-	1,328
Balance at December 31, 2009	6	(31,218)	(2,005)	(33,217)
Fiscal year change	230	(3,053)	-	(2,823)
Balance at December 31, 2010	$236	$(34,271)	$(2,005)	$(36,040)

(o)  Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents approximates fair value due to the short-term nature of these items.  The carrying value of receivables, payables and other amounts arising out of normal contract activities, including retentions, which may be settled beyond one year, is estimated to approximate fair value.  See Note 2 for disclosure of the fair value of investments and Note 4 for disclosure of the fair value of long-term debt.

(p)  Foreign Currency Translation
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

(q)  New Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (the “FASB”) issued a staff position amending existing guidance for fair value measurements and disclosures in both interim and annual financial statements.  This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. It also requires a reconciliation of recurring Level 3 measurements and clarifies certain existing disclosure requirements for reporting fair value disaggregated by class of assets and liabilities rather than each major category of assets and liabilities.  This update was effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update has not and will not have a material effect on the Company's consolidated financial statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[2] Fair Value Measurements

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2010 and 2009 (in thousands):

		Fair Value Measurements at Dec. 31, 2010 Using
	Total Carrying Value at Dec. 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and cash equivalents	$471,378	$471,378	$-	$-
Restricted cash	23,550	23,550	-	-
Short-term investments	28	28	-	-
Auction rate securities	88,129	-	-	88,129
TOTAL	$583,085	$494,956	$-	$88,129

		Fair Value Measurements at Dec. 31, 2009 Using
	Total Carrying Value at Dec. 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and cash equivalents	$348,309	$348,309	$-	$-
Restricted cash	-	-	-	-
Short-term investments	76	76	-	-
Auction rate securities	101,201	-	-	101,201
TOTAL	$449,586	$348,385	$-	$101,201

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[2] Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2010 and 2009 are as follows (in thousands):

Auction Rate
Securities

Balance at December 31, 2009	$101,201
Purchases	-
Settlements	(7,400)
Impairment charge included in Other Income (Expense), net	(5,746)
Reversal of impairment charges included in Other Income (Expense), net	74
Balance at December 31, 2010	$88,129

Auction Rate
Securities

Balance at December 31, 2008	$103,429
Purchases	-
Settlements	(2,250)
Reversal of impairment charges included in Other Income (Expense), net	22
Balance at December 31, 2009	$101,201

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

At December 31, 2010, the Company had $88.1 million invested in ARS which the Company considers available for sale. The majority of the ARS held at December 31, 2010, totaling $67.9 million, are securities collateralized by student loan portfolios, which are guaranteed by the United States government.  Additional amounts totaling $12.2 million are invested in securities collateralized by student loan portfolios, which are privately insured.  The remainder of the securities, totaling $8.0 million, is invested in tax-exempt bonds.  Most of the Company’s ARS are rated AAA or AA.  Due to the Company’s belief that the market for both government-backed and privately insured student loans, as well as for tax-exempt municipal bonds, may take in excess of twelve months to fully recover, the Company has classified its $88.1 million investment in these securities as non-current and this amount is included in Long-term Investments in the Consolidated Balance Sheets at December 31, 2010.

To estimate the fair value of its ARS, the Company utilized an income approach valuation model which considered, among other items, the following inputs: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default or repurchase at par for each period.  As a result of this analysis, the Company recorded an impairment charge of $5.7 million during 2010.  This impairment charge was deemed to be other-than-temporary and was recorded as a charge against income.

The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these items.  The carrying value of receivables, payables, long-term debt and other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, is estimated to approximate fair value.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[3] Goodwill and Other Intangible Assets

During 2009, the Company completed a reorganization enabling the Company to realize greater operating efficiencies and take full advantage of the civil construction expertise acquired through the merger with Tutor-Saliba. As a result of the reorganization, the composition and number of reporting units changed.  The Company reallocated goodwill between its reorganized reporting units based on the relative fair value of pre-reorganization reporting unit components distributed to post-reorganization reporting units.  The number of reportable segments has not changed (see Note 12).  Changes in the carrying amount of goodwill during 2010 and 2009 are as follows (in thousands):

	Building	Civil	Management Services	Total

Gross goodwill at December 31, 2008	$605,314	$83,163	$66,533	$755,010
Accumulated impairment	(146,847)	-	(20,051)	(166,898)
Balance at December 31, 2008	458,467	83,163	46,482	588,112
Goodwill recorded in connection with the acquisition of Keating	14,359	-	-	14,359
Subtotal	472,826	83,163	46,482	602,471
Reallocation based on relative fair value	(217,929)	217,824	105	-
Balance at December 31, 2009	254,897	300,987	46,587	602,471
Goodwill recorded in connection with the acquisition of Superior Gunite	-	18,267	-	18,267
Acquisition related adjustment	1,182	-	-	1,182
Balance at December 31, 2010	$256,079	$319,254	$46,587	$621,920

In the fourth quarter of 2010, the Company performed its impairment evaluation of goodwill and other intangible assets.  There was no change in the carrying amount of goodwill and other intangible assets as a result of this evaluation.  As of the date of the most recent annual impairment analysis, the fair value of the Company substantially exceeded the carrying value of $1.3 billion and the market capitalization of $914 million. The implied control premium was within the range of market control premiums paid in transactions of companies in the construction industry during 2010.

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

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[3] Goodwill and Other Intangible Assets (continued)

Other intangible assets consist of the following (in thousands):

	December 31, 2010				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
	Cost	Amortization	Charge	Value	Period

Trade names	$158,150	$-	$(56,900)	$101,250	Indefinite
Contractor license	6,000	-	(680)	5,320	Indefinite
Customer relationships	31,700	(7,113)	-	24,587	11.8 years
Construction contract backlog	34,540	(33,146)	-	1,394	2.4 years
Non-compete agreements	2,400	(2,400)	-	-	n.a.
Total	$232,790	$(42,659)	$(57,580)	$132,551

	December 31, 2009				Weighted
	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value	Average Amortization Period

Trade names	$153,050	$-	$(56,900)	$96,150	Indefinite
Contractor license	6,000	-	(680)	5,320	Indefinite
Customer relationships	31,700	(4,243)	-	27,457	11.8 years
Construction contract backlog	33,340	(28,300)	-	5,040	2.5 years
Non-compete agreements	2,400	(2,040)	-	360	5 years
Total	$226,490	$(34,583)	$(57,580)	$134,327

Amortization expense for the years ended December 31, 2010, 2009 and 2008 totaled $8.1 million, $16.7 million and $14.6 million, respectively.  At December 31, 2010, amortization expense is estimated to be $4.3 million in 2011, $2.9 million in 2012, 2013 and 2014, $2.3 million in 2015 and $10.7 million thereafter.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[4] Financial Commitments

Long-term Debt

Long-term debt at December 31, 2010 and 2009 consists of the following (in thousands):

	2010	2009

Senior unsecured notes due November 1, 2018 at a rate of 7.625% interest payable in equal semi-annual installments beginning May 1, 2011 through November 1, 2018.	$300,000	$-
Less unamortized debt discount based on imputed interest rate of 7.75%	(2,186)	-
Total amount less unamortized discount	297,814	-

Equipment financing at rates ranging from 4.25% to 7.95%	29,883	37,486

Loan on transportation equipment at a rate of 6.44% payable in equal monthly installments over a five- year period, with a balloon payment of $29.3 million in 2014	33,308	34,398

Loan on transportation equipment at a variable LIBOR-based rate plus 2.4% payable in equal monthly installments over a seven-year period, with a balloon payment of $12.0 million in 2015	15,426	16,044

Mortgages on land and office building, both at a variable LIBOR-based interest rate plus 2.0% with principal amortized at a fixed rate of 5.25% payable in equal monthly installments over seven and fifteen year periods, respectively. The seven-year mortgage includes a balloon payment of $3.0 million in 2016	8,892	9,383

Mortgage on office building at a variable rate of lender's prime rate less 1.0% (2.25% in 2010) payable in equal monthly installments over a ten-year period, with a balloon payment of $2.6 million in 2018	4,403	4,646

Mortgage on office building at a rate of 7.16% payable in equal monthly installments over a five-year period, with a balloon payment of $1.5 million in 2011	1,563	1,614

Mortgage on office building at a rate of 5.62% payable in equal monthly installments over a five-year period, with a balloon payment of $1.1 million in 2013	1,262	1,331

Mortgage on office building at a rate of 8.96% payable in equal monthly installments over a ten-year period, with a balloon payment of approximately $5.3 million in 2010	-	5,560

Other Indebtedness	3,133	5,643
Total	395,684	116,105
Less – current maturities	21,334	31,334
Net long-term debt	$374,350	$84,771

Payments required under these obligations amount to approximately $21.3 million in 2011, $11.3 million in 2012, $8.2 million in 2013, $34.7 million in 2014, $13.6 million in 2015 and $306.6 million in 2016 and beyond.

7.625% Senior Notes due 2018

On October 20, 2010, the Company completed a private placement offering of $300 million in aggregate principal amount of its 7.625% senior unsecured notes due November 1, 2018 (the “Notes”).  The Notes were priced at 99.258%, resulting in a yield to maturity of 7.75%.  The Notes were made available in a private offering that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).  The private placement of the Notes resulted in proceeds to the Company of approximately $293.2 million after debt discount of $2.2 million and debt issuance costs of $4.6 million. The Notes were issued pursuant to an indenture (the “Indenture”), dated as of October 20, 2010 by and among the Company, its subsidiary guarantors and Wilmington Trust FSB, as trustee (the “Trustee”).

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[4] Financial Commitments (continued)

The Notes mature on November 1, 2018, and bear interest at a rate of 7.625% per annum, payable semi-annually in cash in arrears on May 1 and November 1 of each year, beginning on May 1, 2011.  The Notes are senior unsecured obligations of the Company and are guaranteed by substantially all of the Company’s existing and future subsidiaries that guarantee obligations under the Company’s Amended Credit Agreement.

The terms of the Indenture, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, the Company’s capital stock or repurchase the Company’s capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets; (v) create liens or use assets as security in other transactions; (vi) merge, consolidate or transfer or dispose of substantially all of the Company’s assets; and (vii) engage in certain transactions with affiliates.

The Notes are redeemable, in whole or in part, at any time on or after November 1, 2014, at the redemption prices specified in the Indenture, together with accrued and unpaid interest, if any, to the redemption date.  At any time prior to November 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 107.625% of the principal amount thereof, together with accrued and unpaid interest, if any, to the redemption date.  In addition, at any time prior to November 1, 2014, the Company may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes so redeemed, plus a “make whole” premium, together with accrued and unpaid interest, if any, to the redemption date.

Upon the occurrence of a change of control triggering event specified in the Indenture, the Company must offer to purchase the Notes at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

The Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the Indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the Trustee or holders of at least 25% in principal amount of the outstanding Notes may declare the principal, accrued and unpaid interest, if any, on all the Notes to be due and payable.

On October 20, 2010, in connection with the private placement of the Notes, the Company, its subsidiary guarantors and the initial purchasers of the Notes entered into a Registration Rights Agreement (the “Registration Rights Agreement”). The terms of the Registration Rights Agreement require the Company and its subsidiary guarantors to (i) use their commercially reasonable efforts to file with the Securities and Exchange Commission and cause to become effective within 365 days after the date of the initial issuance of the Notes, a registration statement with respect to an offer to exchange the Notes for a new issue of debt securities registered under the Securities Act (the “Exchange Offer”), with terms substantially identical to those of the Notes, (except for provisions relating to the transfer restrictions and payment of additional interest); (ii) keep the Exchange Offer open for at least 30 business days (or longer if required by applicable law); and (iii) in certain circumstances, file a shelf registration statement for the resale of the Notes.  If the Company and its subsidiary guarantors fail to satisfy their registration obligations under the Registration Rights Agreement, then the Company will be required to pay additional interest to the holders of the Notes, up to a maximum additional interest rate of 1.00% per annum.

Amended Credit Agreement

On September 8, 2008, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N. A. The Credit Agreement has been amended by a Joinder Agreement dated February 13, 2009 executed by Daniel J. Keating Construction Company; by a First Amendment dated February 23, 2009; by a Second Amendment dated January 13, 2010; and by a Third Amendment dated October 4, 2010 (collectively, the “Amended Credit Agreement”). The Amended Credit Agreement allows the Company to borrow up to $205 million on a revolving credit basis (the “Revolving Facility”), with a $50 million sublimit for letters of credit, and an additional $99.6 million at December 31, 2010 under a supplemental facility to the extent that the $205 million base facility has been fully drawn (“Supplemental Facility”). Subject to certain conditions, the Company has the option to increase the base facility by up to an additional $45 million. Subsidiaries of the Company unconditionally guarantee the obligations of the Company under the Amended Credit Agreement.  Certain companies not party to the Amended Credit Agreement have become subsidiaries of the Company as a result of the acquisitions of Superior Gunite on November 1, 2010 and Fisk Electric on January 3, 2011, and therefore will also become guarantors under the Amended Credit Agreement.  The obligations under the Amended Credit Agreement are secured by a lien on all personal property and certain real property of the Company and its subsidiaries party thereto. Amounts outstanding under the Amended Credit Agreement bear interest at a rate equal to, at the Company's option, (a) the adjusted British Bankers Association LIBOR rate, as defined, plus 100 to 350 basis points (with a floor of 250 basis points for the $205 million base facility) based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA or (b) the higher of the Federal Funds Rate plus 50 basis points, or the prime rate announced by Bank of America, N.A., plus up to 250 basis points based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA. In addition, the Company has agreed to pay quarterly facility fees of 0.50% per annum of the unused portion of the base credit facility and ranging from 0.20% to 0.35% per annum of the unused portion of the supplementary facility. Any outstanding loans under the Revolving Facility and Supplemental Facility mature on February 22, 2012.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[4] Financial Commitments (continued)

The Amended Credit Agreement requires the Company to comply with certain financial and other covenants including minimum net worth, minimum fixed charge coverage and maximum leverage ratios.  The Amended Credit Agreement also includes certain customary provisions for this type of facility, including operational covenants restricting liens, investments, indebtedness, fundamental changes in corporate organization, and dispositions of property, and events of default, certain of which include corresponding grace periods and notice requirements.  The Company was in compliance with the covenants of the Amended Credit Agreement as of December 31, 2010.  In addition, the Amended Credit Agreement provides that the Supplemental Facility shall be reduced by the amount of any reduction in the principal amount of certain auction rate securities presently held by the Company.

The Company borrowed under its available Revolving Facilities during a brief period in 2009 and did not utilize the Revolving Facility during either 2010 or 2008, other than for letters of credit. There are no borrowings outstanding at December 31, 2010.  Accordingly, at December 31, 2010, the Company has $304.5 million available to borrow under the Amended Credit Agreement, including the Supplemental Facility.

Collateralized Loans

In March 2010, the Company obtained three loans totaling $9.4 million, which are collateralized by construction equipment owned by the Company.  The terms of the loans include equal monthly installments inclusive of principal and interest at an interest rate of 4.25% payable over a five-year period, which began in April 2010.  In April 2010, the Company obtained a loan for $2.1 million, which is collateralized by construction equipment.  The terms of the loan include equal monthly installments inclusive of principal and interest at an interest rate of 4.25% payable over a five-year period, which began in May 2010.  In June and October of 2010, the Company obtained loans for $6.3 million, collectively, which were used to finance certain insurance-related obligations.  The terms of the loans include equal monthly installments inclusive of principal and interest at interest rates of 3.48% and 2.71% payable over a one-year period, which began in June and October of 2010.

In July 2009, the Company obtained a loan for $35 million from U.S. Bancorp Equipment Finance, Inc., which is collateralized by transportation equipment owned by the Company.  The terms of the loan include equal monthly installments inclusive of principal and interest at an interest rate of 6.44% payable over a five-year period, which began in July 2009, with a balloon payment of $29.3 million in 2014.  In addition, the Company obtained two loans during 2009 totaling $9.7 million from First Hawaiian Bank to finance building and land acquisition for operations in Guam.  Both notes carry interest at a LIBOR-based rate and mature on February 12, 2016.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[4] Financial Commitments (continued)

Fair Value of Fixed and Variable Rate Debt

The fair value of variable rate debt approximated its carrying value at December 31, 2010 and 2009, of $29.6 million and $31.1 million, respectively.  The fair value of the Company’s fixed rate Notes as of December 31, 2010 is $301 million, which approximates its carrying value of $297.8 million.  The fair value of the Notes was estimated based on market quotations at December 31, 2010.  For other fixed rate debt, fair value is determined based on discounted cash flows for the debt at the Company’s current incremental borrowing rate for similar types of debt.  The estimated fair value of other fixed rate debt at December 31, 2010 and 2009 is $67.3 million and $87.0 million, respectively, compared to the carrying amount of $68.3 million and $85.0 million, respectively.

Leases

The Company leases certain construction equipment, vehicles and office space under non-cancelable operating leases.  Future minimum rent payments under non-cancelable operating leases as of December 31, 2010 are as follows (in thousands):

Amount

2011	$9,155
2012	7,703
2013	6,748
2014	6,430
2015	5,698
Thereafter	7,018
Subtotal	42,752

Less - Sublease rental agreements	(1,290)

Total	$41,462

Rental expense under operating leases of construction equipment, vehicles and office space was $10,546 in 2010, $13,199 in 2009 and $10,498 in 2008.

[5] Income Taxes

For the years ended December 31, 2010, 2009 and 2008, the income (loss) before taxes, consists of the following (in thousands):

	U.S.	Foreign
	Operations	Operations	Total

2010	$159,474	$(6)	$159,468
2009	$196,088	$9,052	$205,140
2008	$(3,734)	$(16,116)	$(19,850)

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[5] Income Taxes (continued)

The provision for income taxes consists of the following (in thousands):

	Federal	State	Foreign	Total

2010
Current	$49,873	$9,528	$175	$59,576
Deferred	(2,464)	(983)	(161)	(3,608)
	$47,409	$8,545	$14	$55,968
2009
Current	$65,822	$9,737	$3,061	$78,620
Deferred	(11,139)	506	92	(10,541)
	$54,683	$10, 243	$3,153	$68,079
2008
Current	$54,811	$7,174	$1,289	$63,274
Deferred	(7,732)	(479)	227	(7,984)
	$47,079	$6,695	$1,516	$55,290

The table below reconciles the difference between the statutory federal income tax rate and the effective rate provided for income (loss) before income taxes in the Consolidated Statements of Operations.

	2010	2009	2008

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.2	3.2	(24.0)
Officer's compensation	0.3	0.3	(6.6)
Impairment of goodwill and other intangible assets	-	-	(294.3)
Other	(3.4)	(5.3)	11.4
Effective tax rate	35.1%	33.2%	(278.5)%

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[5] Income Taxes (continued)

The following is a summary of the significant components of the deferred tax assets and liabilities as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Deferred Tax Assets
Timing of expense recognition	$44,781	$43,312
Other, net	-	(35)
Deferred tax assets	44,781	43,277

Deferred Tax Liabilities
Intangible assets, due primarily to purchase accounting	(52,454)	(55,231)
Fixed assets, due primarily to purchase accounting	(61,445)	(51,125)
Construction contract accounting	(7,333)	(13,707)
Joint ventures - construction	1,384	(360)
Other	(278)	(461)
Deferred tax liabilities	(120,126)	(120,884)

Net deferred tax liability	$(75,345)	$(77,607)

The net deferred tax liability as of December 31, 2010 and 2009 is classified in the Consolidated Balance Sheets based on when the future benefit (expense) is expected to be realized as follows (in thousands):

	2010	2009

Current deferred tax asset	$3,737	$1,370
Long-term deferred tax liability	(79,082)	(78,977)
	$(75,345)	$(77,607)

The Company recorded an immaterial valuation allowance against net operating losses generated in New York State and New York City.  The Company will continue to assess the realizability of the New York net operating losses in the future.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations.  Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.  As of December 31, 2010, unremitted earnings of foreign subsidiaries, which have been or are intended to be permanently invested, aggregated approximately $15.8 million.  It is not practical to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

The Company identified and reviewed potential tax uncertainties and determined that the exposure to those uncertainties did not have a material impact on the Company’s results of operations or financial condition as of December 31, 2010 and 2009.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[6] Other Assets, Other Long-term Liabilities and Other Income (Expense), Net

Other Assets, Other Long-term Liabilities and Other Income (Expense), Net consist of the following (in thousands):

Other Assets
	2010	2009
Deferred costs	$7,969	$1,903
Mineral reserves	3,262	12,814
Deposits	375	3,090
Other long-term assets	1,535	1,473
	$13,141	$19,280

Other Long-term Liabilities
	2010	2009
Pension liability	$23,944	$20,590
Acquisition related liabilities	8,733	11,200
Subcontractor insurance program	4,508	7,787
Employee benefit related liabilities	2,295	2,053
Mineral royalties payable	1,894	11,325
Deferred lease incentive	1,608	1,697
Other	1,698	2,392
	$44,680	$57,044

Other Income (Expense), Net
	2010	2009	2008
Interest income	$4,458	$4,666	$12,898
Amortization of deferred costs	(1,745)	(398)	(290)
Bank fees	(1,618)	(1,494)	(1,093)
Adjustment of investments to fair value	(5,742)	39	(2,721)
Realized loss on sale of investments, net	(312)	-	-
Adjustment of business acquisition liabilities	3,333	(1,500)	-
Gain on sale of property used in operations	-	157	1,617
Loss from land sales, net	-	(340)	(638)
Miscellaneous income (expense), net	(654)	(32)	(214)
	$(2,280)	$1,098	$9,559

[7] Employee Benefit Plans

The Company has a defined benefit pension plan that covers certain of its executive, professional, administrative and clerical employees, subject to certain specified service requirements.  The plan is noncontributory and benefits are based on an employee's years of service and "final average earnings", as defined.  The plan provides reduced benefits for early retirement and takes into account offsets for social security benefits.  The Company also has an unfunded supplemental retirement plan (“Benefit Equalization Plan”) for certain employees whose benefits under the defined benefit pension plan were reduced because of compensation limitations under federal tax laws.  Effective June 1, 2004, all benefit accruals under the Company’s pension plan and Benefit Equalization Plan were frozen; however, the current vested benefit was preserved.  Pension disclosure as presented below includes aggregated amounts for both of the Company’s plans, except where otherwise indicated.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[7] Employee Benefit Plans (continued)

The Company historically has used the date of its fiscal year-end as its measurement date to determine the funded status of the plan.

Net periodic benefit cost for 2010, 2009 and 2008 is as follows (in thousands):

	2010	2009	2008

Interest cost on projected benefit obligation	$4,531	$4,676	$4,658
Expected return on plan assets	(4,960)	(4,871)	(4,799)
Amortization of net loss	2,818	1,776	1,468
Net periodic benefit cost	$2,389	$1,581	$1,327

Actuarial assumptions used to determine net cost:
Discount rate	5.84%	6.29%	6.41%
Expected return on assets	7.50%	7.50%	7.50%
Rate of increase in compensation	n.a.	n.a.	n.a.

The expected long-term rate of return on assets assumption will remain at 7.50% for 2011.  The expected long-term rate of return on assets assumption was developed considering forward looking capital market assumptions and historical return expectations for each asset class assuming the Company’s target asset allocation and full availability of invested assets.

The target asset allocation for the Company’s pension plan by asset category for 2011 and the actual asset allocation at December 31, 2010 and 2009 by asset category are as follows:

	Percentage of Plan Assets at December 31,
Asset Category	Target Allocation 2011	2010	2009
Equity securities:
Domestic	60.0%	60.2%	58.6%
International	15.0	14.2	14.2
Fixed income securities	25.0	25.6	27.2
Total	100.0%	100.0%	100.0%

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

International investments consist primarily of large capitalization equities for which fair value is determined using quoted market prices.  During 2007, the domestic equity portfolio was transferred to funds of hedge funds, with the goal of generating returns in excess of traditional equity funds.  As of December 31, 2010 and 2009, plan assets included approximately $36.6 million and $33.8 million, respectively, of investments in funds of hedge funds which do not have readily determinable fair values. The underlying holdings of the funds are comprised of a combination of assets for which the estimate of fair value is determined using information provided by fund managers. The fixed income allocation comprises a high yield mutual fund which invests primarily in corporate bonds with an average rating of B for which fair value is determined using quoted market prices.

The Company expects to contribute approximately $4.2 million to its defined benefit pension plan in 2011.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[7] Employee Benefit Plans (continued)

Future benefit payments under the plans are estimated as follows (in thousands):

Amount
2011	$5,207
2012	5,356
2013	5,525
2014	5,647
2015	5,824
2016 - 2020	30,384

The following tables provide a reconciliation of the changes in the fair value of plan assets and plan benefit obligations during the two-year period ended December 31, 2010, and a summary of the funded status as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Change in Fair Value of Plan Assets
Balance at beginning of year	$57,715	$46,082
Actual return on plan assets	5,215	9,247
Company contribution	3,766	6,949
Benefit payments	(4,994)	(4,563)
Balance at end of year	$61,702	$57,715

Change in Benefit Obligations
Balance at beginning of year	$80,597	$76,350
Interest cost	4,531	4,676
Assumption change loss	8,478	-
Actuarial (gain) loss	(466)	4,134
Benefit payments	(4,994)	(4,563)
Balance at end of year	$88,146	$80,597

Funded Status
Funded status at December 31,	$(26,444)	$(22,882)

Amounts recognized in Consolidated Balance Sheets consist of:
Current liabilities	$(205)	$(239)
Long-term liabilities	(26,239)	(22,643)

Net amount recognized in Consolidated Balance Sheets	$(26,444)	$(22,882)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss:
Net actuarial loss	$(44,428)	$(39,488)
Accumulated other comprehensive loss	(44,428)	(39,488)
Cumulative Company contributions in excess of net periodic benefit cost	17,984	16,606
Net amount recognized in Consolidated Balance Sheets	$(26,444)	$(22,882)

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[7] Employee Benefit Plans (continued)

The estimated amount of the net accumulated loss that will be amortized from accumulated other comprehensive loss into net period benefit cost in 2011 is $4.0 million.

	2010	2009
Actuarial assumptions used to determine benefit obligation:
Discount rate	5.18%	5.84%
Rate of increase in compensation	n.a.	n.a.
Measurement date	December 31	December 31

The following table sets forth the plan assets at fair value as of December 31, 2010 and 2009 (in thousands) in accordance with the fair value hierarchy described in Note 2:

	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Total Value as of
	(Level 1)	(Level 2)	(Level 3)	Dec. 31, 2010
Cash and cash equivalents	$443	$-	$-	$443
Fixed Income	15,842	-	-	15,842
International Mutual Funds	8,800	-	-	8,800
Hedge Fund Investments:
Cash	1,521	-	-	1,521
Long-Short Equity Fund	-	-	12,864	12,864
Event Driven Fund	-	-	8,444	8,444
Distressed Credit	-	-	9,447	9,447
Multi-Strategy Fund	-	-	4,341	4,341
Total	$26,606	$-	$35,096	$61,702

	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Total Value as of
	(Level 1)	(Level 2)	(Level 3)	Dec. 31, 2009
Cash and cash equivalents	$402	$-	$-	$402
Fixed Income	15,269	-	-	15,269
International Mutual Funds	8,219	-	-	8,219
Hedge Fund Investments:
Cash	2,469	-	-	2,469
Long-Short Equity Fund	-	-	14,574	14,574
Event Driven Fund	-	-	4,488	4,488
Distressed Credit	-	-	8,651	8,651
Multi-Strategy Fund	-	-	3,643	3,643
Total	$26,359	$-	$31,356	$57,715

Fund strategies seek to capitalize on inefficiencies identified across different asset classes or markets. Hedge fund strategy types include long-short, event driven, multi-strategy and distressed credit.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[7] Employee Benefit Plans (continued)

The table below sets forth a summary of changes in the fair value of the Level 3 assets for the years ended December 31, 2010 and December 31, 2009 (in thousands):

	Changes in Fair Value of Level 3 Assets
	Long-Short Equity Fund	Event Driven Fund	Distressed Credit	Multi-Strategy Fund	Total
Balance, December 31, 2009	$14,574	$4,488	$8,651	$3,643	$31,356
Realized gains (losses)	-	-	-	(21)	(21)
Unrealized gains (losses)	(2,128)	3,682	489	770	2,813
Purchases	418	274	307	141	1,140
Sales	-	-	-	(192)	(192)
Issuances	-	-	-	-	-
Balance, December 31, 2010	$12,864	$8,444	$9,447	$4,341	$35,096

	Changes in Fair Value of Level 3 Assets
	Long-Short Equity Fund	Event Driven Fund	Distressed Credit	Multi-Strategy Fund	Total
Balance, December 31, 2008	$10,972	$5,288	$6,239	$2,527	$25,026
Realized gains (losses)	(407)	(316)	(173)	(278)	(1,174)
Unrealized gains (losses)	2,699	(888)	1,808	1,066	4,685
Purchases	2,191	1,088	1,150	929	5,358
Sales	(881)	(684)	(373)	(601)	(2,539)
Issuances	-	-	-	-	-
Balance, December 31, 2009	$14,574	$4,488	$8,651	$3,643	$31,356

The net actuarial gain arising during the period, netted against the amortization of the previously existing actuarial loss during the period, resulted in net other comprehensive loss of $4.9 million in 2010, net other comprehensive income of $2.0 million in 2009 and a net other comprehensive loss of $24.0 million in 2008.  Other comprehensive loss attributable to a change in the unfunded projected benefit obligation amounted to a net increase of $17.5 million recognized in prior years.  The cumulative net amount of $44.4 million represents the excess of the projected benefit obligations of the Company’s pension plans over the fair value of the plans’ assets as of December 31, 2010, compared to an $18.0 million pension asset previously recognized.  The net amount of $26.4 million is reflected as a liability as of December 31, 2010 (see above) with the offset being a reduction in stockholders’ equity. Adjustments to the amount of this pension liability will be recorded in future years, as required, based upon periodic re-evaluation of the funded status of the Company’s pension plans.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[7] Employee Benefit Plans (continued)

The Company’s plans have benefit obligations in excess of the fair value of the plans’ assets.  The following table provides information relating to each of the plans’ benefit obligations compared to the fair value of its assets as of December 31, 2010 and 2009 (in thousands):

	2010			2009
		Benefit			Benefit
	Pension	Equalization		Pension	Equalization
	Plan	Plan	Total	Plan	Plan	Total
Projected benefit obligation	$84,952	$3,194	$88,146	$77,449	$3,148	$80,597
Accumulated benefit obligation	84,952	3,194	88,146	77,449	3,148	80,597
Fair value of plan assets	61,702	-	61,702	57,715	-	57,715

Projected benefit obligation greater than fair value of plan assets	23,250	3,194	26,444	19,734	3,148	22,882

Accumulated benefit obligation greater than fair value of plan assets	$23,250	$3,194	$26,444	$19,734	$3,148	$22,882

The Company has a contributory Section 401(k) plan which covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements.  The 401(k) expense provision approximated $2.4 million in 2010, $4.3 million in 2009 and $4.8 million in 2008.  The Company’s contribution is based on a non-discretionary match of employees’ contributions, as defined.

The Company has a cash-based and a stock-based incentive compensation plan for key employees which are generally based on the Company’s achievement of a certain level of profit.  For information on the Company’s stock-based incentive compensation plan, see Note 10.

The Company also contributes to various multi-employer union retirement plans under collective bargaining agreements which provide retirement benefits for substantially all of its union employees.  The aggregate amounts provided in accordance with the requirements of these plans were approximately $21.5 million in 2010, $26.0 million in 2009, and $30.6 million in 2008. The Multi-employer Pension Plan Amendments Act of 1980 defines certain employer obligations under multi-employer plans.  Information regarding union retirement plans is not readily available from plan administrators to enable the Company to determine its share of any unfunded vested liabilities.

Under the Employee Retirement Income Security Act, a contributor to a multi-employer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability.  The Company currently has no intention of withdrawing from any of the multi-employer pension plans in which it participates.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[8] Contingencies and Commitments

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

Between 2005 and 2010, the court granted certain Joint Venture motions and LAMTA capitulated on others which reduced the number of false claims LAMTA may seek and limited LAMTA’s claims for damages and penalties.  In September 2010, the LAMTA dismissed its remaining claims and agreed to pay the entire amount of the Joint Venture’s remaining claims plus interest.  On February 9, 2011, the Court entered judgment in favor of TSP and against LAMTA in the amount of $3 million.  This amount is after deducting the amount of $0.5 million, representing the tunnel handrail verdict plus accrued interest against TSP.    The parties will file post-trial motions for costs and fees and are expected to bring their respective appeals on a limited subset of previous court rulings, including TSP’s appeal of the  false claims jury verdict on  the tunnel handrail claim referenced above.

The Company does not expect this matter to have any material adverse effect on its consolidated financial statements.

Perini/Kiewit/Cashman Joint Venture-Central Artery/Tunnel Project Matter

Perini/Kiewit/Cashman Joint Venture (“PKC”) a joint venture in which the Company holds a 56% interest and is the managing partner, is currently pursuing a series of claims, instituted at different times over the course of the past ten years, for additional contract time and/or compensation against the Massachusetts Highway Department (“MHD”) for work performed by PKC on a portion of the Central Artery/Tunnel (“CA/T”) project in Boston, Massachusetts.  During construction, MHD ordered PKC to perform changes to the work and issued related direct cost changes with an estimated value, excluding time delay and inefficiency costs, in excess of $100 million. In addition, PKC encountered a number of unforeseen conditions during construction that greatly increased PKC’s cost of performance. MHD has asserted counterclaims for liquidated damages.

Certain of PKC’s claims have been presented to a Disputes Review Board (“DRB”) which consists of three construction experts chosen by the parties. To date, four DRB panels have issued nine awards and several interim decisions in favor of PKC’s claims, amounting to total awards to PKC in excess of $122 million, of which $107 million were binding awards.

In December 2010, the Court granted MHD’s motion for summary judgment to vacate the Third DRB Panel’s award to PKC for approximately $55 million.  The grounds on which the Court granted the motion was that it is the Court and not the arbitrators that has authority to decide whether particular claims are subject to the arbitration provision of the contract.   The parties have submitted briefs to the Court on the issue of arbitrability of claims and is awaiting a decision.  If the Court agrees with the Third DRB Panel that the arbitrated claims were in fact arbitrable under the Contract, PKC anticipates the DRB’s award to PKC will remain intact.  PKC reserves rights to file a motion for reconsideration and appeal.

Subject to the results of further proceedings as a result of the Court’s decision with respect to the third DRB Panel’s award to PKC, it is PKC’s position that the remaining claims to be decided by the DRB on a binding and non-binding basis have an anticipated value of approximately $10 million, plus interest.  Hearings before the DRB are scheduled to continue through 2011.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[8] Contingencies and Commitments (continued)

Management has made an estimate of the anticipated recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Long Island Expressway/Cross Island Parkway Matter

The Company reconstructed the Long Island Expressway/Cross Island Parkway Interchange (the “Project”) for the New York State Department of Transportation (the “NYSDOT”). The $130 million project was substantially completed in January 2004 and was accepted by the NYSDOT as finally complete in February 2006.

The Company incurred significant added costs in completing its work and suffered extended schedule costs due to numerous design errors, undisclosed utility conflicts, lack of coordination with local agencies and other interferences for which the Company believes that the NYSDOT is responsible.

In April 2009, the Company made a presentation of its position to the NYSDOT regarding additional relief it seeks from the NYSDOT. In June 2010, the Company requested that NYSDOT close-out the Project, after which the NYSDOT notified the Company that it will conduct an audit of the Company’s costs under the project. To date the parties have been unable to reach a settlement agreement.

The Company planned to file suit when NYSDOT closed out the Project.  NYSDOT has not closed out the project as scheduled.  The Company will file alternate legal proceedings.  Upon determination of a final claim amount, said final claim will be submitted to NYSDOT and simultaneously filed with the Court.  Subsequent to that filing the Company will seek to sever its final claim filed with the Court and seek judgment for the Company’s claim.

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

Subcontractors have brought claims against PBC and have outstanding liens on the property in the amount of approximately $19 million.  PBC also has an outstanding lien on the property in the amount of approximately $24 million, representing unpaid contract balances and additional work; $19 million of PBC’s $24 million lien amount would be paid to subcontractors.  Queensridge has alleged that PBC and its subcontractors are not due amounts sought and that it has back charges from incomplete and defective work.  PBC filed an arbitration demand, asserting $35 million in claims against Queensridge, including $25 million for contract damages and $10 million for punitive damages.

The arbitration process is proceeding.  Queensridge simultaneously filed a motion for reconsideration of the Supreme Court’s denial of Queensridge’s appeal relating to the resolved spoliation issue which is pending.

Management has made an estimate of the total anticipated recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[8] Contingencies and Commitments (continued)

Gaylord Hotel and Convention Center Matter

In 2005, Gaylord National, LLC (“Gaylord”), as Owner, and Perini Building Company, Inc. / Tompkins Builders, Joint Venture (“PTJV”), as Construction Manager, entered into a contract to construct the Gaylord National Resort and Convention Center (the “Project”) in Maryland. The Project is complete and as part of its settlement with Gaylord reached in November 2008, PTJV agreed to pay all subcontractors and defend all claims and lien actions by them relating to the Project.  PTJV has closed out most subcontracts.  Resolution of the issues with the remaining subcontractors may require mediation, arbitration and/or trial.

PTJV is pursuing an insurance claim for approximately $40 million related to work performed by Banker Steel Company, Inc. (“Banker Steel”), a subcontractor, including $11 million for business interruption costs incurred by Gaylord which have effectively been assigned to PTJV. In November 2009, PTJV filed suit against Factory Mutual Insurance Co. (“FM”) in the Maryland federal district court alleging FM breached the insurance contracts and for declaratory judgment with respect to the insurance coverage.  Pursuant to a separate agreement with Banker Steel, PTJV will share in any net recovery resulting from Banker Steel’s lawsuit against its supplier which was filed in February 2010 and is pending in the Virginia federal court.  In December 2010, PTJV filed suit against ACE American Insurance Company (“ACE”) in Maryland federal district court alleging ACE breached the general liability insurance contract, requesting a declaratory judgment with respect to the insurance coverage and for bad faith.

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

TSP filed a lawsuit, in Los Angeles Superior Court, against the Owner on behalf of TSP and its subcontractors, seeking to recover costs for extra work required by the owner.   Mediation was held in June 2010.   The settlement reached with the Owner was approved by the Board of Regents in September 2010, subject to appropriate release language.  Subsequently, the University agreed to the settlement agreement document; signatures have been obtained and the settlement funds of approximately $48 million have been received.  In fourth quarter of 2010, the majority of the cases were formally dismissed and settlements with subcontractors were finalized.

The settlement of this matter did not have any material adverse effect on the Company’s consolidated financial statements.

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

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[8] Contingencies and Commitments (continued)

In January 2010, the Bankruptcy Court approved the sale of the property to Icahn Nevada Gaming Acquisition, LLC and this transaction closed in February 2010.  As a result of a July 2010 ruling relating to certain priming liens there is now approximately $125 million set aside from this sale and is available for distribution to satisfy the creditor claims based on seniority.  The total estimated sustainable lien amount is approximately $350 million.  The project lender filed suit against the mechanic’s lien claimants, including DPH, alleging that certain mechanic’s liens are invalid and that all mechanic’s liens are subordinate to the lender's claims against the property.  Mediation efforts to resolve lien priority have been unsuccessful.  The Nevada Supreme Court has agreed to hear the case and rule on the issue of lien priority, which once received will be referred to the Bankruptcy Court for further proceedings.

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

On May 14, 2010, MGM filed a counterclaim and third party complaint against the Company and its subsidiary Perini Building Company.  On June 24, 2010, MGM filed its First Amended Third Party Complaint in which MGM removed certain causes of actions against the Company.  On June 28, 2010, the court granted the Company and MGM’s joint motion to consolidate all subcontractor initiated actions into the main CityCenter lawsuit.  Trial was scheduled for September 2011, but will likely be postponed since the Nevada Supreme Court stayed the case in November 2010, in response to MGM’s request after an adverse ruling against MGM to disqualify MGM’s local counsel.

In public statements, MGM asserted its intent to enter into settlement discussions directly with subcontractors under contract with the Company.  As of December 31, 2010, MGM has reached agreements with subcontractors to settle at a discount $241 million of amounts previously billed to MGM.  The Company has reduced amounts included in revenues, cost of construction operations, accounts receivable and accounts payable for the reduction in subcontractor pass-through billings.  At December 31, 2010, the Company had approximately $249 million recorded as contract receivables for amounts due and owed to the Company and its subcontractors.  Included in the Company’s receivables are pass-through subcontractor billings for contract work and retention, and other requests for equitable adjustment for additional work in the amount of $136 million.   As pass-through subcontractor billings are settled, the Company will reduce its mechanic’s lien as appropriate. As of December 31, 2010, the Company’s mechanic’s lien has been reduced to

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[8] Contingencies and Commitments (continued)

$313 million.  In the event MGM reaches additional settlements with subcontractors for amounts less than currently due and the settlement is agreed to by the Company, the Company will reduce amounts included in revenues, cost of construction operations, accounts receivable and accounts payable for the reduction in subcontractor pass-through billings, which we would not expect to have an impact on recorded profit.

With respect to alleged losses at the Harmon Hotel, the Company has contractual indemnities from the responsible subcontractor, as well as existing insurance coverage that it expects will be available and sufficient to cover any liability that may be associated with this matter.  The Company is not aware of a basis for other claims that would amount to material offsets against what MGM owes to the Company.  The Company does not expect this matter to have a material adverse effect on its consolidated financial statements.

Management has made an estimate of the total anticipated recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Honeywell Street/Queens Boulevard Bridges Matter

In 1999, the Company was awarded a contract for reconstruction of the Honeywell Street/Queens Boulevard Bridges (the “Project”) for the City of New York (the “City”).  In June 2003, after substantial completion of the Project, the Company initiated an action to recover $8.75 million in claims from the City on behalf of itself and its subcontractors. In February 2010, the Company initiated a second action in the Supreme Court of the State of New York to recover an additional $0.7 million in claims against the City for unpaid retention.  On March 18, 2010, the City filed counterclaims for $74.6 million and other relief, alleging fraud in connection with the DBE requirements for the Project. On May 18, 2010, the Company served the City with its response to the City’s counterclaims and affirmative defenses.   Parties are discussing settlement possibilities.  No trial date has been set.

The Company does not expect this matter to have any material adverse effect on its consolidated financial statements.

Westgate Planet Hollywood Matter

Tutor-Saliba Corporation, a wholly owned subsidiary of the Company, contracted to construct a time share development in Las Vegas (the “Project”) which was substantially completed on December 11, 2009.  The Company’s claims against the owner, Westgate Planet Hollywood Las Vegas, LLC (“WPH”), relate to unresolved owner change orders and other claims.  The Company filed a lien on the project on April 8, 2010 in the amount of $19.3 million, and filed its complaint on May 10, 2010 with the District Court, Clark County, Nevada.  Included in the Company’s receivables are pass-through subcontractor billings for contract work and retention of approximately $12 million. Several subcontractors have also recorded liens, some of which have been released by bonds and some of which have been released as a result of subsequent payment.

WPH filed a cross-complaint alleging non-conforming and defective work for approximately $40 million, primarily related to alleged defects, misallocated costs, and liquidated damages.  Some or all of the allegations will be defended by counsel appointed by Tutor-Saliba’s insurance carrier.  Westgate has posted a mechanic’s lien release bond for $22.3 million.  The Company does not expect this matter to have any material adverse effect on its consolidated financial statements.

Management has made an estimate of the total anticipated recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[8] Contingencies and Commitments (continued)

100th Street Bus Depot Matter

The Company constructed the 100th Street Bus Depot for the New York City Transit Authority (“NYCTA”) in New York.  Prior to receiving notice of final acceptance from the NYCTA, this project experienced a failure of the brick façade on the building due to faulty subcontractor work.  The Company has not yet received notice of final acceptance of this project from the NYCTA.  The Company contends defective structural installation by the Company’s steel subcontractor caused or was a causal factor of the brick façade failure.

The Company has tendered its claim to the NYCTA Owner Controlled Insurance Program (“OCIP”) and to Chartis Claims, Inc., its insurance carrier.  Coverage was denied in January 2011.  The OCIP and general liability carriers have filed a declaratory relief action against the Company seeking court determination that no coverage is afforded under their policies.  The Company believes it has legal entitlement to recover costs under the policies and intends to defend its claim and to pursue a cross-complaint against the carriers for breach of contract and appropriate associated causes of action.

Management has made an estimate of the total anticipated recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

[9] Capital Stock

(a)  Common Stock
On September 8, 2008, the Company’s shareholders approved an increase in the number of authorized shares of common stock from 40 million shares to 75 million shares.  On the same day, the Company acquired all of the outstanding shares of Tutor-Saliba in exchange for 22,987,293 shares of the Company’s common stock.  These shares are subject to certain liquidation restrictions contained in a shareholders agreement between Mr. Tutor, the Company and other former Tutor-Saliba shareholders.  As of December 31, 2010, Mr. Tutor had beneficial ownership of approximately 14.7 million shares of the Company’s common stock.

(b)  Common Stock Repurchase Program
On March 19, 2010, the Company’s Board of Directors extended the common stock repurchase program put into place on November 13, 2008.  The program allows the Company to repurchase up to $100 million of its common stock through March 31, 2011.  Under the terms of the program, the Company may repurchase shares in open market purchases or through privately negotiated transactions. The timing and amount of any repurchase will be based on management’s evaluation of market conditions, business considerations and other factors.  The Company expects to use cash on hand to fund any repurchases of its common stock.  Stock repurchases will be conducted in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  Repurchases also may be made under a 10b5-1 plan which permits common stock to be repurchased when the Company would otherwise be prohibited from doing so under insider trading laws.  The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of its common stock, and the program may be extended, modified, suspended or discontinued at any time, at the Company’s discretion.

During 2010, the Company repurchased 2,164,840 shares under the program for an aggregate purchase price of $39.4 million. There were no repurchases made during 2009. During 2008, the Company repurchased 2,003,398 shares under the program for an aggregate purchase price of $31.8 million. Accordingly, there was $28.8 million remaining under the program as of December 31, 2010.

(c)  Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock.  At December 31, 2010 and 2009, there were no preferred shares issued and outstanding.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[10] Stock-Based Compensation

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

The Company recognized total compensation expense of $12.8 million, $12.5 million and $12.1 million in 2010, 2009 and 2008, respectively, related to stock-based compensation awards which is included in “General and Administrative Expenses” in the Consolidated Statements of Operations.  Income tax benefits of $4.5 million, $4.2 million and $4.6 million in 2010, 2009 and 2008, respectively, have been recognized relating to these awards.  A total of 263,828 shares of common stock are available for future grant under the Plan at December 31, 2010.

Restricted Stock Awards
Restricted stock awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain pre-established pre-tax income performance targets. Upon vesting, each award is exchanged for one share of the Company’s common stock.  As of December 31, 2010, the Compensation Committee has approved the grant of an aggregate of 3,952,500 restricted stock awards to eligible participants.   During 2010, the Compensation Committee approved the award of 210,000 restricted stock units.  Subject to the achievement of pre-tax income performance targets established by the Compensation Committee, the awards will vest in equal annual installments (or tranches).  The 25,000 restricted stock units granted during the first quarter of 2010 will vest in three equal annual installments from 2011 through 2013.  The 185,000 restricted stock units granted during the fourth quarter of 2010 will vest in three equal annual installments from 2012 through 2014.  The Compensation Committee has established the pre-tax performance target for fiscal year 2010, but has not yet established pre-tax performance targets for the fiscal years 2011 through 2013.  Therefore, the grant dates for the last two tranches of the awards granted in the first quarter and all three tranches of the awards granted in the fourth quarter, totaling an aggregate of 201,667 shares, have not been established for accounting purposes and, accordingly, the grant date fair values of these tranches cannot be determined currently.  The grant dates for these tranches will be established in the future when the Compensation Committee establishes the respective pre-tax performance targets for each tranche.  The grant date fair values of each tranche will be determined at that time and the related compensation expense for each tranche will be amortized over the separate requisite service period for each tranche.

During 2009, the Compensation Committee approved the award of 975,000 restricted stock units.  Subject to the achievement of pre-tax income performance targets established by the Compensation Committee, the awards will vest in equal annual installments (or tranches).  The 75,000 restricted stock units granted during the first quarter of 2009 vest in three equal annual installments from 2010 through 2012.  The 750,000 restricted stock units granted during the second quarter of 2009 vest in five equal annual installments from 2010 through 2014.  The 150,000 restricted stock units granted during the third quarter of 2009 vest in three equal annual installments from 2010 through 2012.  The Compensation Committee has established the pre-tax performance target for fiscal year 2010, but has not yet established pre-tax performance targets for the fiscal years 2011 through 2013.  Therefore, the grant dates for the last three tranches of the awards granted in the second quarter of 2009 and the last tranche of the awards granted in the third quarter of 2009, totaling an aggregate of 500,000 shares, have not been established for accounting purposes and, accordingly, the grant date fair values of these tranches cannot be determined currently.  The grant dates for these tranches will be established in the future when the Compensation Committee establishes the respective pre-tax performance targets for each tranche.  The grant date fair values of each tranche will be determined at that time and the related compensation expense for each tranche will be amortized over the separate requisite service period for each tranche.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[10] Stock-Based Compensation (continued)

(a)  2004 Stock Option and Incentive Plan (continued)

During 2008, the Company granted 1,122,500 restricted stock awards.  The awards granted in 2010, 2009 and 2008 had a weighted-average grant date fair value of $20.44, $20.71, and $22.79, respectively.

The grant date fair value is determined based on the closing price of the Company’s common stock on the date of grant.

The Company recognized compensation expense of $9.5 million, $9.8 million and $11.6 million in 2010, 2009 and 2008, respectively, related to the restricted stock awards which is included in “General and Administrative Expenses”.  As of December 31, 2010, there was $12.9 million of unrecognized compensation cost related to the unvested awards which, absent significant forfeitures in the future, is expected to be recognized over a weighted-average period of approximately 2.6 years.

A summary of restricted stock awards activity during the year ended December 31, 2010 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value

Unvested - January 1, 2010	1,717,501	$24.05	$31,052,418
Vested	(660,001)	27.84	12,916,969
Granted	208,333	20.44	4,460,410
Forfeited	(45,000)	20.12
	1,220,833	21.62	26,138,035
Approved for grant	701,667	(a)	15,022,690
Unvested - December 31, 2010	1,922,500	n.a.	41,160,725

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

The outstanding unvested awards at December 31, 2010 are scheduled to vest as follows, subject where applicable to the achievement of performance targets.  As described above, certain performance targets have not yet been established.

Vesting Date	Number of Awards

2011	233,333
2012	294,998
2013	1,182,500
2014	211,669
Total	1,922,500

Approximately 100,000 of the unvested awards will vest based on the satisfaction of service requirements and 1,822,500 will vest based on the satisfaction of both service requirements and the achievement of pre-tax income performance targets.  The aggregate fair value of restricted stock awards vested in 2009 and 2008 was $9.0 million and $11.8 million, respectively.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[10] Stock-Based Compensation (continued)

(a) 2004 Stock Option and Incentive Plan (continued)

Stock Options
During 2009, the Compensation Committee approved the award of 750,000 stock options.  Subject to the achievement of pre-tax income performance targets established by the Compensation Committee, the awards will vest in five equal annual installments (or tranches) from 2010 through 2014.  The Compensation Committee has established the pre-tax performance target for fiscal year 2010, but has not yet established pre-tax performance targets for the fiscal years 2011 through 2013.  Therefore, the grant dates for the last three tranches of the awards granted in 2009, totaling an aggregate of 450,000 shares, have not been established for accounting purposes and, accordingly, the grant date fair values of these tranches cannot be determined currently.  The grant dates for these tranches will be established in the future when the Compensation Committee establishes the respective pre-tax performance targets for each tranche.  The grant date fair values of each tranche will be determined at that time and the related compensation expense for each tranche will be amortized over the separate requisite service period for each tranche.

During 2008, the Compensation Committee granted 805,000 stock options under the Plan to eligible participants.  The options vest and become exercisable on the fifth anniversary of the grant date upon completion of a service requirement.  The options expire ten years from the date of grant.

The exercise price of the options is equal to the closing price of the Company’s common stock on the date the awards were approved by the Compensation Committee.  The options expire on May 28, 2019.

The Company recognized compensation expense of $3.3 million, $2.7 million and $0.5 million in 2010, 2009 and 2008, respectively, related to stock option grants which is included in “General and Administrative Expenses”.  As of December 31, 2010, there was $5.1 million of unrecognized compensation cost related to the outstanding options which, absent significant forfeitures in the future, is expected to be recognized over a weighted-average period of approximately 2.7 years.

A summary of stock option activity under the Plan during the year ended December 31, 2010 is as follows:

		Weighted Average
	Number	Grant Date	Exercise
	of Shares	Fair Value	Price

Outstanding - January 1, 2010	935,000	$11.42	$20.51
Granted	150,000	9.79	20.33
Forfeited	(45,000)	11.46	20.12
Subtotal	1,040,000	11.18	20.50
Approved for grant	450,000	(a)	20.33
Outstanding - December 31, 2010	1,490,000	n.a.	20.45

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

Approximately 740,000 of the outstanding options will vest based on the satisfaction of service requirements and 750,000 will vest based on the satisfaction of both service requirements and the achievement of pre-tax income performance targets.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[10] Stock-Based Compensation (continued)

(a) 2004 Stock Option and Incentive Plan (continued)

The outstanding options had an intrinsic value of approximately $3.0 million and a weighted-average remaining contractual life of 7.9 years at December 31, 2010.  There were 150,000 outstanding options exercisable at December 31, 2010 at a weighted average exercise price of $20.33 per share.

During 2010, the Compensation Committee established the related performance target for the second tranche of the stock option awards approved in 2009.  The fair value of the second tranche of the 2009 awards, amounting to 150,000 options, was determined using the Black-Scholes-Merton option pricing model using the following key assumptions:

Risk-free interest rates	2.65%
Expected life of options	5.7 years
Expected volatility of underlying stock	48.38%
Expected quarterly dividends (per share)	$0.00

During 2009, the Compensation Committee established the related performance target for the initial tranche of the stock option awards approved in 2009.  The fair value of the initial tranche of the 2009 awards, amounting to 150,000 options, was determined using the Black-Scholes-Merton option pricing model using the following key assumptions:

Risk-free interest rates	2.65%
Expected life of options	5.5 years
Expected volatility of underlying stock	51.11%
Expected quarterly dividends (per share)	$0.00

(b)  Special Equity Incentive Plan
The Company was authorized to grant up to 3,000,000 non-qualified stock options to key executives, employees and directors of the Company under the Special Equity Incentive Plan (the “Special Equity Plan”).  No options were granted under the Special Equity Plan in 2010, 2009 or 2008.  In accordance with its provisions, the Special Equity Plan terminated on May 25, 2010; however, it continued to govern any then outstanding unexercised and unexpired options.  During 2010, 15,000 options were exercised with an intrinsic value of $0.2 million and a weighted average exercise price of $4.50 per share.  During 2009, 7,500 stock options were exercised with an intrinsic value of $0.1 million and a weighted average exercise price of $4.50 per share.  There were no options exercised in 2008.  As of December 31, 2010, there were no outstanding options under the Special Equity Plan.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[11] Unaudited Quarterly Financial Data

The following table sets forth unaudited quarterly financial data for the years ended December 31, 2010 and 2009
(in thousands, except per share amounts):

	2010 by Quarter
	1st	2nd	3rd	4th
Revenues	$865,075	$914,376	$731,806	$687,953
Gross profit	76,133	98,912	90,670	72,133
Net income	20,933	32,725	30,933	18,909

Basic earnings per common share	$0.43	$0.67	$0.65	$0.40

Diluted earnings per common share	$0.42	$0.66	$0.65	$0.40

	2009 by Quarter
	1st	2nd	3rd	4th

Revenues	$1,518,282	$1,382,748	$1,168,769	$1,082,167
Gross profit	106,910	108,213	85,366	87,558
Net income	38,981	38,897	26,684	32,499

Basic earnings per common share	$0.80	$0.80	$0.55	$0.67

Diluted earnings per common share	$0.80	$0.79	$0.54	$0.66

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[12] Business Segments

During 2010, the Company’s chief operating decision maker was the Chairman and Chief Executive Officer who decides how to allocate resources and assess performance of the business segments.  Generally, the Company evaluates performance of its operating segments on the basis of income from operations and cash flow.

During 2009, the Company completed a reorganization which resulted in the reallocation of goodwill between reportable segments.  The following tables set forth certain business and geographic segment information relating to the Company’s operations for each of the three years in the period ended December 31, 2010 (in thousands).

	Reportable Segments
			Management				Consolidated
	Building	Civil	Services	Totals	Corporate		Total
2010
Revenues	$2,326,980	$667,704	$204,526	$3,199,210	$-		$3,199,210
Income from Construction Operations	95,857	87,782	22,153	205,792	(33,480	) (a)	172,312
Assets	1,192,399	660,201	147,921	2,000,521	778,699	(b)	2,779,220
Capital Expenditures	4,074	25,741	1,997	31,812	1,108		32,920

2009
Revenues	$4,484,937	$361,677	$305,352	$5,151,966	$-		$5,151,966
Income from Construction Operations	155,500	44,268	53,447	253,215	(41,672	) (a)	211,543
Assets	1,580,735	562,728	293,177	2,436,640	384,014	(b)	2,820,654
Capital Expenditures	19,671	13,624	5	33,300	9,439		42,739

2008
Revenues	$5,146,563	$310,722	$203,001	$5,660,286	$-		$5,660,286
Income (loss) from
Construction Operations:
Before Impairment Charge	151,797	28,115	41,459	221,371	(22,139	) (a)	199,232
Impairment Charge	(197,627)	(6,000)	(20,851)	(224,478)	-		(224,478)
After Impairment Charge	(45,830)	22,115	20,608	(3,107)	(22,139)		(25,246)
Assets	1,743,547	602,436	178,201	2,524,184	548,894	(b)	3,073,078
Capital Expenditures	20,490	18,359	2,309	41,158	53,050		94,208

(a)	Consists of corporate general and administrative expenses.

(b)	Consists principally of cash and cash equivalents, corporate transportation equipment, net deferred tax asset, and other investments available for general corporate purposes.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[12] Business Segments (continued)

Revenues from The Cosmopolitan project Las Vegas, Nevada for Deutsche Bank in the building segment totaled approximately $518 million (or 16% of total revenues) in 2010.  Revenues from the McCarran Airport Terminal 3 project Las Vegas, Nevada for the Clark County Department of Aviation in the building segment totaled approximately $515 million (or 15% of total revenues) in 2010.  Revenues from Project CityCenter in Las Vegas, Nevada for MGM MIRAGE in the building segment totaled approximately $1,968 million (or 38% of total revenues) in 2009 and $2,263 million (or 40% of total revenues) in 2008.

Information concerning principal geographic areas is as follows (in thousands):

	Revenues
	2010	2009	2008

United States	$3,037,940	$4,853,477	$5,464,944
Foreign and U.S. Territories	161,270	298,489	195,342

Total	$3,199,210	$5,151,966	$5,660,286

	Income (Loss) from Construction Operations
	2010	2009	2008

United States	$182,193	$202,852	$181,739
Foreign and U.S. Territories	23,599	50,363	39,632
Corporate	(33,480)	(41,672)	(22,139)
Goodwill and intangible asset impairment	-	-	(224,478)

Total	$172,312	$211,543	$(25,246)

	Assets
	2010	2009	2008

United States	$2,610,848	$2,665,513	$2,934,381
Foreign and U.S. Territories	168,372	155,141	138,697

Total	$2,779,220	$2,820,654	$3,073,078

Income from construction operations has been allocated geographically based on the location of the job site.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[13] Related Party Transactions

The Company leases certain facilities from Ronald N. Tutor, the Company’s chairman and chief executive officer, and an affiliate owned by Mr. Tutor under non-cancelable operating lease agreements with monthly payments of $0.2 million, which increase at 3% per annum beginning August 1, 2009 and expire on July 31, 2016.  Lease expense for these leases, recorded on a straight-line basis, was $2.3 million for each of the years ended December 31, 2010 and 2009.

The Vice Chairman of O&G Industries, Inc. (“O&G”) is a director of the Company.  O&G occasionally participates in joint ventures with the Company.  No revenues were earned from such joint ventures during 2010.  The Company’s share of revenues related to these joint ventures amounted to $1.2 million (or less than 1%) and $6.1 million (or less than 1%)
of the Company’s consolidated revenues in 2009 and 2008, respectively.  As of December 31, 2010, the Company has a 30% interest in a joint venture with O&G as the sponsor for a highway reconstruction project with an estimated total contract value of approximately $357 million.  The Company’s participation in this joint venture was reviewed and approved by the Audit Committee of the Board of Directors of the Company in accordance with the Company’s policy.  The cumulative holdings of O&G as of December 31, 2010, 2009 and 2008 was 600,000 shares, or 1.27% of total common shares outstanding at December 31, 2010.

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

[14] Separate Financial Information of Subsidiary Guarantors of Indebtedness

As discussed in Note 4, the Company’s obligation to pay principal and interest on its 7.625% senior unsecured notes due November 1, 2018 (the “Notes”) is guaranteed on a joint and several basis by substantially all of the Company’s existing and future subsidiaries that guarantee obligations under the Company’s Amended Credit Agreement, with certain exceptions (the “Guarantors”).  The guarantees are full and unconditional and the Guarantors are 100%-owned by the Company.  The following supplemental condensed consolidating financial information reflects the summarized financial information of the Company, the Guarantors and the Company’s non-guarantor subsidiaries on a combined basis.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET - DECEMBER 31, 2010
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and Cash Equivalents	$222,156	$220,086	$29,136	$-	$471,378
Restricted Cash	23,550	-	-	-	23,550
Accounts Receivable	116,718	802,059	643	(38,806)	880,614
Costs and Estimated Earnings in Excess of Billings	83,337	55,960	152	-	139,449
Deferred Income Taxes	3,515	222	-	-	3,737
Other Current Assets	9,833	22,784	9,993	(296)	42,314
Total Current Assets	459,109	1,101,111	39,924	(39,102)	1,561,042

Long-term Investments	88,129	-	-	-	88,129
Property and Equipment, net	44,065	312,965	5,407	-	362,437
Intercompany Notes and Receivables	(4,331)	565,701	(5,196)	(556,174)	-
Other Assets:
Goodwill	-	621,920	-	-	621,920
Intangible Assets, net	-	132,551	-	-	132,551
Investment in Subsidiaries	1,696,321	-	-	(1,696,321)	-
Other	8,015	4,751	375	-	13,141
	$2,291,308	$2,738,999	$40,510	$(2,291,597)	$2,779,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$6,198	$15,136	$-	$-	$21,334
Accounts Payable	48,139	643,462	747	(38,806)	653,542
Billings in Excess of Costs and Estimated Earnings	20,424	179,293	33	-	199,750
Accrued Expenses	17,880	60,267	15,637	(296)	93,488
Total Current Liabilities	92,641	898,158	16,417	(39,102)	968,114

Long-term Debt, less current maturities	316,113	58,237	-	-	374,350

Deferred Income Taxes	78,525	557	-	-	79,082

Other Long-term Liabilities	36,121	8,559	-	-	44,680

Contingencies and Commitments

Intercompany Notes and Advances Payable	454,914	86,188	15,072	(556,174)	-

Stockholders’ Equity:
Common Stock	47,090	1,423	251	(1,674)	47,090
Additional Paid-in Capital	985,413	205,232	100	(205,332)	985,413
Retained Earnings	(288,745)	1,480,652	8,670	(884,046)	316,531
Equity in Retained Earnings of Subsidiaries Since Date of Acquisition	605,512	-	-	(605,512)	-
Accumulated Other Comprehensive Loss	(36,276)	(7)	-	243	(36,040)
Total Stockholders' Equity	1,312,994	1,687,300	9,021	(1,696,321)	1,312,994

	$2,291,308	$2,738,999	$40,510	$(2,291,597)	$2,779,220

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET - DECEMBER 31, 2009
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and Cash Equivalents	$266,171	$58,388	$23,750	$-	$348,309
Accounts Receivable	77,692	1,055,602	643	(45,551)	1,088,386
Costs and Estimated Earnings in Excess of Billings	78,743	66,783	152	-	145,678
Deferred Income Taxes	1,224	146	-	-	1,370
Intercompany Notes and Receivables	-	368,987	-	(368,987)	-
Other Current Assets	13,264	16,320	1,227	-	30,811
Total Current Assets	437,094	1,566,226	25,772	(414,538)	1,614,554

Long-term Investments	101,201	-	-	-	101,201
Property and Equipment, net	41,376	301,980	5,465	-	348,821
Intercompany Notes and Receivables	-	467,748	147	(467,895)	-
Other Assets:
Goodwill	-	602,471	-	-	602,471
Intangible Assets, net	-	134,327	-	-	134,327
Investment in Subsidiaries	1,576,561	-	-	(1,576,561)	-
Other	1,932	17,203	145		19,280
	$2,158,164	$3,089,955	$31,529	$(2,458,994)	$2,820,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$9,899	$15,875	$5,560	$-	$31,334
Accounts Payable	25,607	1,010,211	284	(45,551)	990,551
Billings in Excess of Costs and Estimated Earnings	4,507	183,173	34	-	187,714
Intercompany Notes and Advances Payable	368,987	-	-	(368,987)	-
Accrued Expenses	1,314	84,649	15,874	-	101,837
Total Current Liabilities	410,314	1,293,908	21,752	(414,538)	1,311,436

Long-term Debt, less current maturities	19,131	65,640	-	-	84,771

Deferred Income Taxes	78,336	641	-	-	78,977

Other Long-term Liabilities	31,719	25,325	-	-	57,044

Contingencies and Commitments

Intercompany Notes and Advances Payable	330,238	134,016	3,641	(467,895)	-

Stockholders’ Equity:
Common Stock	48,539	2,082	251	(2,333)	48,539
Additional Paid-in Capital	1,012,983	205,232	100	(205,332)	1,012,983
Retained Earnings	(253,748)	1,364,006	5,785	(855,922)	260,121
Equity in Retained Earnings of Subsidiaries Since Date of Acquisition	513,875	(658)	-	(513,217)	-
Accumulated Other Comprehensive Loss	(33,223)	(237)	-	243	(33,217)
Total Stockholders' Equity	1,288,426	1,570,425	6,136	(1,576,561)	1,288,426

	$2,158,164	$3,089,955	$31,529	$(2,458,994)	$2,820,654

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2010
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$467,259	$2,830,896	$(1)	$(98,944)	$3,199,210
Cost of Operations	372,737	2,593,529	(5,960)	(98,944)	2,861,362

Gross Profit	94,522	237,367	5,959	-	337,848

General and Administrative Expenses	50,020	114,383	1,133	-	165,536

INCOME FROM CONSTRUCTION OPERATIONS	44,502	122,984	4,826	-	172,312

Equity in Earnings of Subsidiaries	80,606	-	-	(80,606)	-
Other Income (Expense), net	(1,544)	(690)	(46)	-	(2,280)
Interest Expense	(7,727)	(2,499)	(338)	-	(10,564)

Income before Income Taxes	115,837	119,795	4,442	(80,606)	159,468

Provision for Income Taxes	(12,337)	(42,072)	(1,559)	-	(55,968)

NET INCOME	$103,500	$77,723	$2,883	$(80,606)	$103,500

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2009
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$161,056	$5,200,108	$-	$(209,198)	$5,151,966
Cost of Operations	130,891	4,849,166	(6,940)	(209,198)	4,763,919

Gross Profit	30,165	350,942	6,940	-	388,047

General and Administrative Expenses	52,999	123,064	441	-	176,504

INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	(22,834)	227,878	6,499	-	211,543

Equity in Earnings of Subsidiaries	142,849	-	-	(142,849)	-
Other Income (Expense), net	78	1,007	13	-	1,098
Interest Expense	(3,191)	(3,798)	(512)	-	(7,501)

Income (Loss) before Income Taxes	116,902	225,087	6,000	(142,849)	205,140

(Provision) Credit for Income Taxes	20,159	(86,218)	(2,020)	-	(68,079)

NET INCOME	$137,061	$138,869	$3,980	$(142,849)	$137,061

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2008
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$152,495	$5,587,455	$708	$(80,372)	$5,660,286
Cost of Operations	135,433	5,274,646	(2,651)	(80,372)	5,327,056

Gross Profit	17,062	312,809	3,359	-	333,230

General and Administrative Expenses	34,025	99,992	(19)	-	133,998
Goodwill and Intangible Asset Impairment	-	224,478	-	-	224,478

INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	(16,963)	(11,661)	3,378	-	(25,246)

Equity in Loss of Subsidiaries	(67,618)	-	-	67,618	-
Other Income (Expense), net	9,548	(1)	12	-	9,559
Interest Expense	(1,270)	(2,356)	(537)	-	(4,163)

Income (Loss) before Income Taxes	(76,303)	(14,018)	2,853	67,618	(19,850)

(Provision) Credit for Income Taxes	1,163	(55,522)	(931)	-	(55,290)

NET INCOME (LOSS)	$(75,140)	$(69,540)	$1,922	$67,618	$(75,140)

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2010
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net income	$103,500	$77,723	$2,883	$(80,606)	$103,500
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,281	25,761	292	-	31,334
Equity in earnings of subsidiaries	(80,606)	-	-	80,606	-
Stock-based compensation expense	12,752	-	-	-	12,752
Adjustment of investments to fair value	5,520	222	-	-	5,742
Excess income tax benefit from stock-based compensation	(218)	-	-	-	(218)
Deferred income taxes	(3,705)	(121)	-	-	(3,826)
Loss on sale of assets, net	381	893	-	-	1,274
Other assets	(12)	(74)	-	-	(86)
Other long-term liabilities	10,662	(15,285)	-	-	(4,623)
Changes in other components of working capital	5,869	(116,505)	(8,941)	-	(119,577)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$59,424	$(27,386)	$(5,766)	$-	$26,272

Cash Flows from Investing Activities:
Acquisition of Superior Gunite, net of cash balance acquired	(30,924)	-	-	-	(30,924)
Business acquisition related payments	(3,000)	(3,734)	-	-	(6,734)
Acquisition of property and equipment	(6,186)	(18,781)	(233)	-	(25,200)
Proceeds from sale of property and equipment	2	1,809	-	-	1,811
Proceeds from sale of available-for-sale securities	7,066	-	-	-	7,066
Change in restricted cash	(23,550)	-	-	-	(23,550)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$(56,592)	$(20,706)	$(233)	$-	$(77,531)

Cash Flows from Financing Activities:
Proceeds from issuance of senior unsecured notes, net of debt discount	297,774	-	-	-	297,774
Proceeds from other debt	2,463	4,340	-	-	6,803
Repayment of other long-term debt	(13,126)	(17,246)	(5,388)	-	(35,760)
Purchase of common stock under share repurchase program	(39,391)	-	-	-	(39,391)
Common stock dividend paid	(47,090)	-	-	-	(47,090)
Excess income tax benefit from stock-based compensation	218	-	-	-	218
Issuance of common stock and effect of cashless exercise	(325)	-	-	-	(325)
Debt issuance costs	(7,901)	-	-	-	(7,901)
Increase (decrease) in intercompany advances	(239,469)	222,696	16,773	-	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$(46,847)	$209,790	$11,385	$-	$174,328

Net Increase (Decrease) in Cash and Cash Equivalents	(44,015)	161,698	5,386	-	123,069
Cash and Cash Equivalents at Beginning of Year	266,171	58,388	23,750	-	348,309
Cash and Cash Equivalents at End of Year	$222,156	$220,086	$29,136	$-	$471,378

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2009
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net income	$137,061	$138,869	$3,980	$(142,849)	$137,061
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	4,890	33,292	325	-	38,507
Equity in earnings of subsidiaries	(142,849)	-	-	142,849	-
Stock-based compensation expense	12,462	-	-	-	12,462
Adjustment of investments to fair value	(22)	(17)	-	-	(39)
Excess income tax benefit from stock-based compensation	(28)	-	-	-	(28)
Deferred income taxes	(9,697)	(844)	-	-	(10,541)
Loss on sale of assets, net	6	958	-	-	964
Other long-term liabilities	(3,482)	(32,802)	-	-	(36,284)
Distributions greater (less) than earnings of joint ventures	(15,314)	(731)	-	16,045	-
Changes in other components of working capital	(69,489)	(105,473)	10,220	(3,407)	(168,149)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(86,462)	$33,252	$14,525	$12,638	$(26,047)

Cash Flows from Investing Activities:
Acquisition of Keating Building Co., net of cash balance acquired	(6,900)	-	-	-	(6,900)
Acquisition of property and equipment	(7,804)	(29,201)	-	-	(37,005)
Proceeds from sale of property and equipment	11	1,862	-	-	1,873
Proceeds from sale of land held for sale, net	-	203	-	-	203
Proceeds from sale of available-for-sale securities	3,600	41	-	-	3,641
Capital contributions from joint ventures	11,977	1,592	-	(13,569)	-
Investment in other activities	(299)	(2,274)	(125)	-	(2,698)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$585	$(27,777)	$(125)	$(13,569)	$(40,886)

Cash Flows from Financing Activities:
Proceeds from long-term debt	135,482	44,700	-	-	180,182
Repayment of long-term debt	(134,733)	(15,598)	(294)	-	(150,625)
Proceeds from exercise of common stock options and stock purchase warrants	34	-	-	-	34
Excess income tax benefit from stock-based compensation	28	-	-	-	28
Issuance of common stock and effect of cashless exercise	139	-	-	-	139
Deferred debt costs	(688)	-	-	-	(688)
Increase (decrease) in intercompany advances	152,112	(154,786)	1,743	931	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$152,374	$(125,684)	$1,449	$931	$29,070

Net Increase (Decrease) in Cash and Cash Equivalents	66,497	(120,209)	15,849	-	(37,863)
Cash and Cash Equivalents at Beginning of Year	199,674	178,597	7,901	-	386,172
Cash and Cash Equivalents at End of Year	$266,171	$58,388	$23,750	$-	$348,309

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2008

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(75,140)	$(69,540)	$1,922	$67,618	$(75,140)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Goodwill and intangible asset Impairment	-	224,478	-	-	224,478
Equity in loss of subsidiaries	67,618	-	-	(67,618)	-
Depreciation and amortization	1,489	25,772	335	-	27,596
Stock-based compensation expense	12,145	-	-	-	12,145
Adjustment of investments to fair value	2,623	98	-	-	2,721
Excess income tax benefit from stock-based compensation	(533)	-	-	-	(533)
Deferred income taxes	(8,206)	222	-	-	(7,984)
(Gain) loss on sale of assets, net	(2,182)	1,114	-	-	(1,068)
Increase in other long-term liabilities	(1,676)	9,257	-	-	7,581
Distributions greater (less) than earnings of joint ventures	11,211	4,320	-	(15,531)	-
Changes in other components of working capital	(16,260)	(63,338)	4,787	11,069	(63,742)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(8,911)	$132,383	$7,044	$(4,462)	$126,054

Cash Flows from Investing Activities:
Cash balance recorded in merger with Tutor-Saliba Corporation, net of transaction costs	92,081	-	-	-	92,081
Acquisition of property and equipment	(2,357)	(64,282)	(128)	-	(66,767)
Proceeds from sale of property and equipment	2,597	4,100	-	-	6,697
Investment in available-for-sale securities	(218,482)	157	-	-	(218,325)
Proceeds from sale of available-for-sale securities	115,856	-	-	-	115,856
Capital contributions (to) from joint ventures	(4,913)	450	-	4,463	-
Investment in other activities	(1,033)	(581)	-	-	(1,614)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$(16,251)	$(60,156)	$(128)	$4,463	$(72,072)

Cash Flows from Financing Activities:
Proceeds from long-term debt	2,213	-	-	-	2,213
Repayment of long-term debt	(3,525)	(34,901)	(270)	-	(38,696)
Repayment of shareholder notes payable	-	(58,485)	-	-	(58,485)
Purchase of common stock under repurchase program	(31,797)	-	-	-	(31,797)
Excess income tax benefit from stock-based compensation	533	-	-	-	533
Issuance of common stock and effect of cashless exercise	(634)	-	350	-	(284)
Deferred debt costs	(482)	-	-	-	(482)
Increase (decrease) in intercompany advances	(81,625)	(24,013)	646	104,992	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$(115,317)	$(117,399)	$726	$104,992	$(126,998)

Net Increase (Decrease) in Cash and Cash Equivalents	(140,479)	(45,172)	7,642	104,993	(73,016)
Cash and Cash Equivalents at Beginning of Year	378,002	185,919	260	(104,993)	459,188
Cash and Cash Equivalents at End of Year	$237,523	$140,747	$7,902	$-	$386,172

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(Continued)

[15] Acquisitions

On November 1, 2010, the Company completed the acquisition of Superior Gunite, a California-based privately held construction company specializing in pneumatically placed structural concrete and certain related companies (collectively, “Superior”).  Under the terms of the transaction, the Company acquired 100% of the stock of Superior for a purchase price of $35.8 million in cash, including a post-closing adjustment based on the net worth of Superior at closing, plus additional consideration in the form of an earn-out based on Superior’s fiscal 2011 through 2013 operating results.  The Company believes that the acquisition of Superior will provide it with a strong strategic fit, enabling the Company to achieve greater vertical integration by increasing the percentage of self-performed work.  Goodwill of $18.3 million was recorded in conjunction with this acquisition.  The acquisition of Superior did not have a material effect on the Company’s results of operations, financial condition or cash flows.

On January 15, 2009, the Company completed its acquisition of all of the outstanding capital stock of Daniel J. Keating Construction Company, d/b/a Keating Building Company (“Keating”), for total consideration of $51.1 million. Keating provides building construction general contracting services to both government agencies and private non-residential customers.  Keating primarily operates in the northeast and mid-Atlantic regions of the United States and has a history of successfully completed projects in the commercial office building, corporate campus, gaming, hospitality, education, pharmaceutical and institutional building construction markets. Goodwill of $15.5 million was recorded in conjunction with this acquisition.

[16] Subsequent Event

On January 3, 2011, the Company completed the acquisition of Fisk Electric Company ("Fisk"), a privately held electrical construction company based in Houston, Texas.  Under the terms of the transaction, the Company acquired 100% of Fisk's stock for $105 million in cash, subject to a post-closing adjustment based on the net worth of Fisk at closing, plus an amount to be determined based upon Fisk's operating results for 2011 through 2013.  The transaction was financed using proceeds from the offering of senior unsecured notes which was completed in October 2010 (see Note 4).

Based in Houston, Texas, Fisk covers many of the major commercial and industrial electrical construction markets in Southwest and Southeast locations with abilities to cover other attractive markets nationwide.  Fisk's expertise in the design development of electrical and technology systems for major projects spans a broad variety of project types including: commercial office buildings, sports arenas, hospitals, research laboratories, hospitality and casinos, convention centers, and industrial facilities.

Fisk was acquired because the Company believes that Fisk is a strong strategic fit enabling the Company to expand its nationwide electrical construction capabilities and to realize significant synergies and opportunities in support of the Company’s non-residential building and civil operations.

The transaction was accounted for using the acquisition method. The Company has not yet completed the final allocation of the purchase price to the tangible and intangible assets of Fisk.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tutor Perini Corporation
Sylmar, CA

We have audited the accompanying consolidated balance sheets of Tutor Perini Corporation and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tutor Perini Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche, LLP

Los Angeles, California

March 4, 2011

Index

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

Exhibit 3.	Articles of Incorporation and By-laws

	3.1	Restated Articles of Organization (incorporated by reference to Exhibit 4 to Form S-2 (File No. 33-28401) filed on April 28, 1989).

	3.2	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.2 to Form S-1 (File No. 333-111338) filed on December 19, 2003).

	3.3	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 12, 2000).

	3.4	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 11, 2008).

	3.5	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.5 to Form 10-Q filed on August 10, 2009).

	3.6	Second Amended and Restated By-laws of Tutor Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 24, 2009).

Exhibit 4.	Instruments Defining the Rights of Security Holders, Including Indentures

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

Index

Exhibit Index
(Continued)

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

	10.3*	Tutor Perini Corporation 2004 Stock Option and Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Form DEF 14A filed on April 17, 2009).

	10.4*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Form S-1 (File No. 333-111338) filed on February 10, 2004).

10.5*
Form of Restricted Stock Unit Award Agreement under the Tutor Perini Corporation 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.24 to Tutor Perini Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 4, 2005).

10.6*
Restricted Stock Unit Award Agreement under the Tutor Perini Corporation 2004 Stock Option and Incentive Plan dated as of September 26, 2007 between the Company and Kenneth R. Burk (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 9, 2007).

10.7*
Amended and Restated Employment Agreement dated December 23, 2008, by and between Tutor Perini Corporation and Ronald N. Tutor (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 23, 2008).

10.8
Third Amended and Restated Credit Agreement dated as of September 8, 2008 among Tutor Perini Corporation, the subsidiaries of Tutor Perini identified therein, and Bank of America, N.A. and the other lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 12, 2008).

10.9
First Amendment dated February 23, 2009 to the Third Amended and Restated Credit Agreement among Tutor Perini Corporation, the subsidiaries of Tutor Perini identified therein, and Bank of America, N.A. and the other lenders that are parties thereto (incorporated by reference to Exhibit 10.13 to Form 10-K filed on February 27, 2009).

Index

Exhibit Index
(Continued)

10.10
Second Amendment dated January 13, 2010 to the Third Amended and Restated Credit Agreement among Tutor Perini Corporation, the subsidiaries of Tutor Perini identified therein, and Bank of America, N.A., and the other lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 21, 2010).

10.11
Extension of Supplemental Facility, dated July 16, 2010, to the Third Amended and Restated Credit Agreement among Tutor Perini Corporation, the subsidiaries of Tutor Perini identified therein, and Bank of America, N.A., and the other lenders that are parties thereto (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 6, 2010).

10.12
Purchase Agreement, dated October 15, 2010, by and among Tutor Perini Corporation, certain subsidiary guarantors named therein and Deutsche Bank Securities Inc., as representatives of the several initial purchasers (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2010).

10.13
Third Amendment dated October 4, 2010, effective October 20, 2010 to the Third Amended and Restated Credit Agreement among Tutor Perini Corporation, the subsidiaries of Tutor Perini identified therein, and Bank of America, N.A., and the other lenders that are parties thereto (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 21, 2010).

	10.14*	2009 General Incentive Compensation Plan (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Form DEF 14A filed on April 17, 2009).

Exhibit 21	Subsidiaries of Tutor Perini Corporation - filed herewith.

Exhibit 23	Consent of Independent Registered Public Accounting Firm - filed herewith.

Exhibit 24	Power of Attorney - filed herewith.

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

* Management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.