Form 10-Q
period 2011-03-31
TUTOR PERINI Corp
filed 2011-05-06
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number:  1-6314

Tutor Perini Corporation
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1717070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares of Common Stock, $1.00 par value per share, of the registrant outstanding at May 2, 2011 was 47,122,926.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

Index

Part I.  – Financial Information

Item 1.  Financial Statements

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2011 AND DECEMBER 31, 2010
(In Thousands, except Share Data)

	MARCH 31,	DECEMBER 31,
	2011	2010
ASSETS
Cash and Cash Equivalents	$367,106	$471,378
Restricted Cash	28,008	23,550
Accounts Receivable, including retainage	911,172	880,614
Costs and Estimated Earnings in Excess of Billings	172,540	139,449
Deferred Income Taxes	3,782	3,737
Other Current Assets	35,372	42,314
Total Current Assets	1,517,980	1,561,042

Long-term Investments	88,129	88,129

Property and Equipment (net of Accumulated Depreciation of $87,162 in 2011 and $79,942 in 2010)	373,450	362,437

Other Assets:
Goodwill	651,429	621,920
Intangible Assets, net	151,081	132,551
Other	15,644	13,141
	$2,797,713	$2,779,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$14,217	$21,334
Accounts Payable, including retainage	597,659	653,542
Billings in Excess of Costs and Estimated Earnings	235,873	199,750
Accrued Expenses	93,844	93,488
Total Current Liabilities	941,593	968,114

Long-term Debt, less current maturities	408,179	374,350

Deferred Income Taxes	78,716	79,082

Other Long-term Liabilities	45,625	44,680

Contingencies and Commitments

Stockholders’ Equity:
Common Stock - $1 par value: 75,000,000 shares authorized; Shares issued and outstanding: 47,122,926 and 47,089,593, respectively	47,123	47,090
Additional Paid-in Capital	989,013	985,413
Retained Earnings	323,460	316,531
Accumulated Other Comprehensive Loss	(35,996)	(36,040)
Total Stockholders' Equity	1,323,600	1,312,994

	$2,797,713	$2,779,220

The accompanying notes are an integral part of these consolidated condensed financial statements.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED
	MARCH 31,

	2011	2010

Revenues	$615,289	$865,075

Cost of Operations	552,826	788,942

Gross Profit	62,463	76,133

General and Administrative Expenses	43,950	41,976

INCOME FROM CONSTRUCTION OPERATIONS	18,513	34,157

Other Income (Expense), net	(447)	345
Interest Expense	(7,155)	(1,521)

Income before Income Taxes	10,911	32,981

Provision for Income Taxes	(3,982)	(12,048)

NET INCOME	$6,929	$20,933

BASIC EARNINGS PER COMMON SHARE	$0.15	$0.43

DILUTED EARNINGS PER COMMON SHARE	$0.14	$0.42

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

BASIC	47,100	49,025
Effect of Dilutive Stock Options and Restricted
Stock Units Outstanding	762	337

DILUTED	47,862	49,362

The accompanying notes are an integral part of these consolidated condensed financial statements.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(In Thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance - December 31, 2010	$47,090	$985,413	$316,531	$(36,040)	$1,312,994

Net Income	-	-	6,929	-	6,929

Other comprehensive income (loss):
Foreign currency translation	-	-	-	44	44
Total comprehensive income					6,973

Tax effect of stock-based compensation	-	18	-	-	18

Stock-based compensation expense	-	3,615	-	-	3,615

Issuance of Common Stock, net	33	(33)	-	-	-

Balance - March 31, 2011	$47,123	$989,013	$323,460	$(35,996)	$1,323,600

The accompanying notes are an integral part of these consolidated condensed financial statements.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(In Thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$6,929	$20,933
Adjustments to reconcile Net Income to net cash from operating activities:
Depreciation and amortization	8,043	8,030
Stock-based compensation expense	3,615	3,909
Excess income tax benefit from stock-based compensation	(18)	-
Deferred Income Taxes	(411)	(1,137)
Loss on sale of equipment	596	-
Other Long-term Liabilities	(243)	(4,089)
Other non-cash items	64	(57)
Changes in other components of working capital	(66,229)	(87,880)

NET CASH USED IN OPERATING ACTIVITIES	(47,654)	(60,291)

Cash Flows from Investing Activities:
Acquisition of Fisk Electric Company, net of cash balance acquired	(70,620)	-
Business acquisition related payments	(3,000)	-
Acquisition of Property and Equipment	(8,932)	(4,188)
Proceeds from sale of Property and Equipment	893	573
Proceeds from sale of available-for-sale securities	-	375
Change in Restricted Cash	(8)	(23,523)
Investment in other activities	-	285

NET CASH USED IN INVESTING ACTIVITIES	(81,667)	(26,478)

Cash Flows from Financing Activities:
Proceeds from Debt	58,175	4,664
Repayment of Debt	(33,119)	(7,910)
Excess income tax benefit from stock-based compensation	18	-
Issuance of Common Stock and effect of cashless exercise	-	(203)
Debt issuance costs	(25)	(1,164)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	25,049	(4,613)

Net Decrease in Cash and Cash Equivalents	(104,272)	(91,382)
Cash and Cash Equivalents at Beginning of Year	471,378	348,309

Cash and Cash Equivalents at End of Period	$367,106	$256,927

Supplemental Disclosure of Cash Paid During the Period For:
Interest	$1,091	$1,197
Income taxes	$1,296	$366

Supplemental Disclosure of Non-cash Transactions:
Property and Equipment acquired through financing arrangements	$1,604	$4,754
Property and Equipment additions accrued in accounts payable	$3,331	$-
Grant date fair value of common stock issued for services	$717	$15,263

The accompanying notes are an integral part of these consolidated condensed financial statements.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The unaudited consolidated condensed financial statements presented herein include the accounts of Tutor Perini Corporation (formerly known as Perini Corporation) and its wholly owned subsidiaries (“Tutor Perini” or the “Company”).  The Company’s interests in construction joint ventures are accounted for using the proportionate consolidation method.  These unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2011 and December 31, 2010, results of operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010. The results of operations for the three months ended March 31, 2011 may not be indicative of the results that may be expected for the year ending December 31, 2011 because, among other reasons, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.

(2)	Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to such financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The Company has made no significant changes to these policies during 2011.

(3)	Cash, Cash Equivalents and Restricted Cash

Cash and Cash Equivalents as reported in the accompanying Consolidated Condensed Balance Sheets consist of amounts held by the Company that are available for general corporate purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses, including future distributions to joint venture partners.  Restricted Cash is held to secure insurance-related contingent obligations, such as insurance claim deductibles, in lieu of letters of credit.  At March 31, 2011 and December 31, 2010, Cash and Cash Equivalents and Restricted Cash consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010

Corporate Cash and Cash Equivalents	$338,880	$455,464

Company's share of joint venture Cash and Cash Equivalents	28,226	15,914
Total Cash and Cash Equivalents	$367,106	$471,378

Restricted Cash	$28,008	$23,550

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(4)	Fair Value Measurements

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements at March 31, 2011 Using
	Total Carrying Value at March 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and Cash Equivalents (1)	$367,106	$367,106	$-	$-
Restricted Cash (1)	28,008	28,008	-	-
Short-term Investments (2)	29	29	-	-
Long-term Investments – Auction rate securities (3)	88,129	-	-	88,129
Total	$483,272	$395,143	$-	$88,129

		Fair Value Measurements at December 31, 2010 Using
	Total Carrying Value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and cash equivalents (1)	$471,378	$471,378	$-	$-
Restricted cash (1)	23,550	23,550	-	-
Short-term investments (2)	28	28	-	-
Long-term Investments – Auction rate securities (3)	88,129	-	-	88,129
Total	$583,085	$494,956	$-	$88,129

(1)
Cash, Cash Equivalents and Restricted Cash consist primarily of money market funds with original maturity dates of three months or less, for which fair value is determined through quoted market prices.

(2)	Short-term Investments are included in Other Current Assets and consist of an S&P 500 index mutual fund for which fair value is determined through quoted market prices.
(3)
At March 31, 2011 and December 31, 2010, the Company had $88.1 million invested in auction rate securities (“ARS”) which the Company considers as available-for-sale.  The majority of the ARS held by the Company at March 31, 2011, are in securities collateralized by student loan portfolios, totaling $67.9 million, which are guaranteed by the U.S. government.  Additional amounts totaling $12.2 million are invested in securities collateralized by student loan portfolios, which are privately insured.  The remainder of the securities, totaling $8.0 million, is invested in tax-exempt bonds.  Most of the Company’s ARS are rated AAA or AA.  The Company estimated the fair value of its ARS utilizing an income approach valuation model which considered, among other items, the following inputs: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default or repurchase at par for each period.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(4)	Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2011 and 2010 are as follows (in thousands):

Auction Rate
Securities

Balance at December 31, 2010	$88,129
Settlements	-
Balance at March 31, 2011	$88,129

Auction Rate
Securities

Balance at December 31, 2009	$101,201
Settlements	(375)
Balance at March 31, 2010	$100,826

Due to the Company’s belief that the market for both government-backed and privately insured student loans, as well as for tax-exempt municipal bonds, may take in excess of twelve months to fully recover, the Company has classified its $88.1 million investment in these securities as non-current and this amount is included in Long-term Investments in the Consolidated Condensed Balance Sheet at March 31, 2011.

The carrying amount of cash and cash equivalents approximates fair value due to the short-term nature of these items. The carrying value of receivables, payables, long-term debt and other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, is estimated to approximate fair value.

(5)	Goodwill and Intangible Assets

There were no changes in the carrying amount of Goodwill and Intangible Assets during the three months ended March 31, 2011, except in connection with the acquisition of Fisk Electric Company (“Fisk”) in January 2011 (see Note 14), as shown in the tables below (in thousands):

			Management
	Building	Civil	Services	Total

Gross Goodwill	$402,926	$319,254	$66,638	$788,818
Accumulated impairment	(146,847)	-	(20,051)	(166,898)
Balance at December 31, 2010	256,079	319,254	46,587	621,920
Goodwill recorded in connection with the acquisition of Fisk	29,509	-	-	29,509
Balance at March 31, 2011	$285,588	$319,254	$46,587	$651,429

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(5)	Goodwill and Intangible Assets (continued)

Intangible Assets consist of the following (in thousands):

	As of March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Trade names	$114,350	$-	$114,350
Contractor license	5,320	-	5,320
Customer relationships	36,600	(7,943)	28,657
Construction contract backlog	36,840	(34,086)	2,754
Total	$193,110	$(42,029)	$151,081

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Trade names	$101,250	$-	$101,250
Contractor license	5,320	-	5,320
Customer relationships	31,700	(7,113)	24,587
Construction contract backlog	34,540	(33,146)	1,394
Total	$172,810	$(40,259)	$132,551

Amortization expense for the three month periods ended March 31, 2011 and 2010 was $1.8 million and $2.2 million, respectively.  As of March 31, 2011, amortization expense is estimated to be $4.7 million for the remainder of 2011, $3.9 million in 2012, $3.3 million in 2013 and 2014, $2.7 million in 2015 and $13.5 million thereafter.

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

Between 2005 and 2010, the court granted certain Joint Venture motions and LAMTA capitulated on others which reduced the number of false claims LAMTA may seek and limited LAMTA’s claims for damages and penalties.  In September 2010, LAMTA dismissed its remaining claims and agreed to pay the entire amount of the Joint Venture’s remaining claims plus interest.   The Court subsequently entered judgment in favor of TSP and against MTA in the amount of $3 million.  This amount is after deducting the amount of $0.5 million, representing the tunnel handrail verdict plus accrued interest against TSP.  The parties are bringing post-trial motions for costs and fees.  In April 2011, TSP filed a notice of appeal regarding the false claims jury verdict on the tunnel handrail claim and other issues.

The Company does not expect this matter to have any material adverse effect on its consolidated financial statements.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(6)	Contingencies and Commitments (continued)

Perini/Kiewit/Cashman Joint Venture-Central Artery/Tunnel Project Matter

Perini/Kiewit/Cashman Joint Venture (“PKC”), a joint venture in which the Company holds a 56% interest and is the managing partner, is currently pursuing a series of claims, instituted at different times over the course of the past ten years, for additional contract time and/or compensation against the Massachusetts Highway Department (“MHD”) for work performed by PKC on a portion of the Central Artery/Tunnel (“CA/T”) project in Boston, Massachusetts.  During construction, MHD ordered PKC to perform changes to the work and issued related direct cost changes with an estimated value, excluding time delay and inefficiency costs, in excess of $100 million. In addition, PKC encountered a number of unforeseen conditions during construction that greatly increased PKC’s cost of performance. MHD has asserted counterclaims for liquidated damages.

Certain of PKC’s claims have been presented to a Disputes Review Board (“DRB”) which consists of three construction experts chosen by the parties. To date, four DRB panels have issued ten awards and several interim decisions in favor of PKC’s claims, amounting to total awards to PKC in excess of $124 million, of which $108 million were binding awards.

In December 2010, the Court granted MHD’s motion for summary judgment to vacate the Third DRB Panel’s award to PKC for approximately $55 million.  The Court granted the motion on the grounds that the arbitrators do not have authority to decide whether particular claims are subject to the arbitration provision of the contract.   In April 2011, PKC filed a notice of appeal regarding the Court’s ruling.

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

The Company’s final claim and complaint was filed with the New York State Court of Claims and served to the New York State Attorney General’s Office on March 31, 2011, in the amount of $53.8 million.  NYSDOT’s response is due on May 10, 2011.

Management has made an estimate of the total anticipated recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(6)	Contingencies and Commitments (continued)

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

The arbitration process is proceeding.  Queensridge simultaneously filed a motion for reconsideration of the Supreme Court’s denial of Queensridge’s appeal relating to the resolved spoliation issue.  The Nevada Supreme Court has denied Queensridge’s appeal.  On March 24, 2011, Queensridge filed a motion for an en banc hearing on this matter.

In April 2011, the American Arbitration Association granted PBC’s request for consolidation of claims.

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

The parties intend to schedule expert depositions during the second quarter 2011 and discuss settlement thereafter.

Management has made an estimate of the total anticipated recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(6)	Contingencies and Commitments (continued)

Fontainebleau Matter

Desert Plumbing & Heating Co. (“DPH”) and Fisk, wholly owned subsidiaries of the Company, were subcontractors on the Fontainebleau Project in Las Vegas (“Fontainebleau”), a hotel/casino complex with approximately 3,800 rooms.  In June 2009, Fontainebleau filed for bankruptcy protection, under Chapter 11 of the U.S. Bankruptcy Code, in the Southern District of Florida.  Fontainebleau is headquartered in Miami, Florida.

DPH and Fisk filed liens in Nevada for approximately $44 million, representing unreimbursed costs to date and lost profits, including anticipated profits.  Other unaffiliated subcontractors have also filed liens. On June 17, 2009, DPH filed suit against Turnberry West Construction, Inc. (“Turnberry”), the general contractor, in the 8th Judicial District Court, Clark County, Nevada, seeking damages based on contract theories. On April 2, 2010, the court entered a default judgment in favor of DPH and against Turnberry for Turnberry’s failure to answer the DPH complaint and on May 27, 2010, the court entered an order on the default judgment in favor of DPH for approximately $45 million.  DPH is uncertain as to Turnberry’s present financial condition.

In January 2010, the Bankruptcy Court approved the sale of the property to Icahn Nevada Gaming Acquisition, LLC and this transaction closed in February 2010.  As a result of a July 2010 ruling relating to certain priming liens there is now approximately $125 million set aside from this sale, which is available for distribution to satisfy the creditor claims based on seniority.  The total estimated sustainable lien amount is approximately $350 million.  The project lender filed suit against the mechanic’s lien claimants, including DPH and Fisk, alleging that certain mechanic’s liens are invalid and that all mechanic’s liens are subordinate to the lender's claims against the property.  Mediation efforts to resolve lien priority have been unsuccessful.  The Nevada Supreme Court has agreed to hear the case and rule on the issue of lien priority, which once received will be referred to the Bankruptcy Court for further proceedings.

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

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(6)	Contingencies and Commitments (continued)

In public statements, MGM asserted its intent to enter into settlement discussions directly with subcontractors under contract with the Company.  As of March 31, 2011, MGM has reached agreements with subcontractors to settle at a discount $248 million of amounts previously billed to MGM.  The Company has reduced amounts included in revenues, cost of construction operations, accounts receivable and accounts payable for the reduction in subcontractor pass-through billings.  At March 31, 2011, the Company had approximately $242 million recorded as contract receivables for amounts due and owed to the Company and its subcontractors.  Included in the Company’s receivables are pass-through subcontractor billings for contract work and retention, and other requests for equitable adjustment for additional work in the amount of $117 million.   As pass-through subcontractor billings are settled, the Company will reduce its mechanic’s lien as appropriate. As of March 31, 2011, the Company’s mechanic’s lien has been reduced to $313 million.  In the event MGM reaches additional settlements with subcontractors for amounts less than currently due and the settlement is agreed to by the Company, the Company will reduce amounts included in revenues, cost of construction operations, accounts receivable and accounts payable for the reduction in subcontractor pass-through billings, which the Company would not expect to have an impact on recorded profit.

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

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(6)	Contingencies and Commitments (continued)

WPH filed a cross-complaint alleging non-conforming and defective work for approximately $51 million, primarily related to alleged defects, misallocated costs, and liquidated damages.  Some or all of the allegations will be defended by counsel appointed by Tutor-Saliba’s insurance carrier.  Westgate has posted a mechanic’s lien release bond for $22.3 million.  The Company does not expect this matter to have any material adverse effect on its consolidated financial statements.

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

On March 19, 2010, the Company’s Board of Directors extended a program to repurchase up to $100 million of the Company’s Common Stock through March 31, 2011.  The program has not been extended further by the Board of Directors and, accordingly, the program expired on March 31, 2011.  There were no repurchases of Common Stock made under the program during the three month periods ended March 31, 2011 and 2010.  On a cumulative basis, the Company repurchased 4,168,238 shares under the program for an aggregate purchase price of $71.2 million, or an average purchase price per share of $17.08.

(8)	Stock-Based Compensation

For the three month periods ended March 31, 2011 and 2010, the Company recognized total compensation expense of $3.6 million and $3.9 million, respectively, related to stock-based compensation awards, which is included in General and Administrative Expenses in the Consolidated Condensed Statements of Operations.

Restricted Stock Awards
Restricted stock awards vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain pre-established pre-tax income performance targets.  Upon vesting, each award is exchanged for one share of the Company’s Common Stock.  As of March 31, 2011, the Compensation Committee has approved the grant of an aggregate of 3,952,500 restricted stock awards to eligible participants.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(8)	Stock-Based Compensation (continued)

During the three month period ended March 31, 2011, the Compensation Committee established the respective 2011 pre-tax income performance targets for 269,998 restricted stock units awarded in 2009 and 2010.  The grant date fair value for these shares was determined based on the closing price of the Company’s Common Stock on the date the performance criteria was established.

For the three month period ended March 31, 2011, the Company recognized compensation expense of $2.7 million related to restricted stock awards.  As of March 31, 2011 there was $16.2 million of unrecognized compensation cost related to the unvested awards which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 2.2 years. A summary of restricted stock awards activity under the plan for the three months ended March 31, 2011 is as follows:

		Weighted Average	Aggregate
	Number	Grant Date	Intrinsic
	of Shares	Fair Value	Value
Granted and Unvested - January 1, 2011	1,220,833	$21.62	$26,138,035
Vested	(33,333)	21.52	768,492
Granted	269,998	24.36	6,577,151
Forfeited	(20,000)	26.19	-
Total Granted and Unvested	1,437,498	22.05	35,017,451
Approved for grant	431,669	(a)
Total Awarded and Unvested - March 31, 2011	1,869,167	n.a.	45,532,908

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

The outstanding unvested awards at March 31, 2011 are scheduled to vest as follows, subject where applicable to the achievement of performance targets.  As described above, certain performance targets are not yet established.

Number
Vesting Date	of Awards

2011	200,000
2012	294,998
2013	1,162,500
2014	211,669
Total	1,869,167

Approximately 100,000 of the unvested awards will vest based on the satisfaction of service requirements and 1,769,167 will vest based on the satisfaction of both service requirements and the achievement of pre-tax income performance targets.

Stock Options
There were no stock options granted during the three months ended March 31, 2011; however, the Compensation Committee did establish the respective 2011 pre-tax income performance target for 150,000 stock options awarded in 2009.  The exercise price of the options is equal to the closing price of the Company’s Common Stock on the date the awards were approved by the Compensation Committee.  The options expire on May 28, 2019.

For the three month period ended March 31, 2011, the Company recognized compensation expense of $0.9 million related to stock option grants.  As of March 31, 2011, there was $6.0 million of unrecognized compensation expense related to the outstanding options which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 2.2 years.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(8)	Stock-Based Compensation (continued)

A summary of stock option activity under the plan for the three months ended March 31, 2011 is as follows:

		Weighted Average
	Number	Grant Date	Exercise
	of Shares	Fair Value	Price
Total Awarded and Outstanding - January 1, 2011	1,040,000	$11.18	$20.50
Granted	150,000	13.35	20.33
Forfeited	(20,000)	14.84	26.19
Total Granted and Outstanding	1,170,000	11.40	20.38
Approved for grant	300,000	(a)	20.33
Total Awarded and Outstanding - March 31, 2011	1,470,000	n.a.	20.37

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

Approximately 720,000 of the outstanding options will vest based on the satisfaction of service requirements and 750,000 will vest based on the satisfaction of both service requirements and the achievement of pre-tax income performance targets.

The outstanding options had an intrinsic value of $5.4 million and a weighted average remaining contractual life of 7.8 years at March 31, 2011.  There were 150,000 options exercisable at March 31, 2011 at a weighted average exercise price of $20.33 per share.

The fair value of the third tranche of the 2009 awards, amounting to 150,000 options, was determined using the Black-Scholes option pricing model using the following key assumptions:

Risk-free interest rate	2.74%
Expected life of options	6.5 yearss
Expected volatility of underlying stock	46.94%
Expected quarterly dividends (per share)	$0.00

(9)	Financial Commitments

7.625% Senior Notes due 2018

On October 20, 2010, the Company completed a private placement offering of $300 million in aggregate principal amount of its 7.625% senior unsecured notes due November 1, 2018 (the “Notes”).  The Notes were priced at 99.258%, resulting in a yield to maturity of 7.75%.  The Notes were made available in a private offering that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).  The private placement of the Notes resulted in proceeds to the Company of approximately $293.2 million after a debt discount of $2.2 million and initial debt issuance costs of $4.6 million. The Notes were issued pursuant to an indenture (the “Indenture”), dated as of October 20, 2010 by and among the Company, its subsidiary guarantors and Wilmington Trust FSB, as trustee (the “Trustee”).

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

On October 20, 2010, in connection with the private placement of the Notes, the Company, its subsidiary guarantors and the initial purchasers of the Notes entered into a Registration Rights Agreement (the “Registration Rights Agreement”).  The Company filed an amended registration statement with the Securities and Exchange Commission

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(9)	Financial Commitments (continued)

on April 15, 2011 with respect to an offer to exchange the Notes for a new issue of debt securities registered under the Securities Act (the “Exchange Offer”), with terms substantially identical to those of the Notes, (except for provisions relating to the transfer restrictions and payment of additional interest), and to keep the Exchange Offer open for at least 30 business days (the “Registration Statement”).  The Company expects that the Exchange Offer will be consummated in the second quarter of 2011.

Amended Credit Agreement

On May 4, 2011, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), as Borrower, with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the “Lender”).  The Credit Agreement amends and restates in its entirety an existing Third Amended and Restated Credit Agreement dated September 8, 2008 among the Company, as Borrower, and the Lender, as Administrative Agent (the “Existing Agreement”), which provided for a $205 million revolving credit facility and an additional $99.6 million under a supplemental facility.

The Credit Agreement replaces the Existing Agreement and allows the Company to borrow up to $260 million on a revolving credit basis (the “Revolving Facility”), with a $50 million sublimit for letters of credit, and an additional $99.6 million under a supplemental facility to the extent that the $260 million base facility has been fully drawn (the “Supplemental Facility”).  The Credit Agreement provides that the Supplemental Facility shall be reduced by the amount of any reduction in the principal amount of certain auction rate securities presently held by the Company.  Subject to certain conditions, the Company has the option to increase the base facility by up to an additional $50 million.  Substantially all of the Company's subsidiaries unconditionally guarantee the obligations of the Company under the Credit Agreement.  The obligations under the Credit Agreement are secured by a lien on all personal property of the Company and its subsidiaries party thereto.  Amounts outstanding under the Credit Agreement bear interest at a rate equal to, at the Company's option, (a) the adjusted British Bankers Association LIBOR rate, as defined, plus 100 to 300 basis points (with a floor of 200 basis points for the $260 million base facility) based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA or (b) the higher of the Federal Funds Rate plus 50 basis points, or the prime rate announced by Bank of America, N.A., plus up to 200 basis points based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA.  In addition, the Company has agreed to pay quarterly facility fees ranging from 0.375% to 0.50% per annum of the unused portion of the base credit facility and ranging from 0.20% to 0.35% per annum of the unused portion of the Supplemental Facility.  Any outstanding loans under the Revolving Facility mature on May 4, 2016, while the Supplemental Facility matures on November 19, 2012.

Similar to the Existing Agreement, the Credit Agreement requires the Company to comply with certain financial and other covenants including minimum net worth, minimum fixed charge coverage and maximum leverage ratios.  The Company was in compliance with the covenants of the Existing Agreement as of March 31, 2011.

The Credit Agreement also includes certain customary provisions for this type of facility, including operational covenants restricting liens, investments, indebtedness, fundamental changes in corporate organization, and dispositions of property, and events of default, certain of which include corresponding grace periods and notice requirements.

The Credit Agreement provides for customary events of default with corresponding grace periods, including (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants, (iii) any material representation or warranty made by the Company proving to be incorrect in any material respect, (iv) defaults relating to or acceleration of other material indebtedness, (v) certain insolvency or receivership events affecting the Company, (vi) a change in control of the Company, or (vii) the Company becoming subject to certain material judgments.

In the event of a default, the Administrative Agent, at the request of the requisite number of lenders, must terminate the lenders’ commitments to make loans under the Credit Agreement and declare all obligations under the Credit Agreement immediately due and payable. For certain events of default related to insolvency and receivership, the commitments of the lenders will be automatically terminated and all outstanding obligations of the Company under the Credit Agreement will become immediately due and payable.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(9)	Financial Commitments (continued)

The Company had no outstanding borrowings under its available revolving credit facilities as of March 31, 2011 and December 31, 2010.  The Company utilized the revolving credit facility for letters of credit in the amount of $0.6 million and $0.2 million as of March 31, 2011 and December 31, 2010, respectively.  Accordingly, at March 31, 2011, the Company had $304.0 million available to borrow under the Existing Agreement, including the Supplemental Facility.  As of May 4, 2011, the Company had $359.5 million available to borrow under the Credit Agreement, including the Supplemental Facility.

Collateralized Loans

In March 2011, the Company paid off and subsequently refinanced several of its equipment financing agreements at lower interest rates and also entered into several new equipment financing agreements.  The refinancing resulted in payments totaling $27.4 million which paid off the previous agreements in place.  The Company obtained loans totaling $59.7 million, which are collateralized by construction equipment owned by the Company.  The terms of the loans include equal monthly installments inclusive of principal and interest at an interest rate of 3.98% payable over a five-year period, with balloon payments totaling $9.0 million in 2016.

In March 2010, the Company obtained three loans totaling $9.4 million, which are collateralized by construction equipment owned by the Company.  The terms of the loans include equal monthly installments inclusive of principal and interest at an interest rate of 4.25% payable over a five-year period, which began in April 2010.

(10)	Earnings per Common Share

Basic earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per common share was similarly computed after giving consideration to the dilutive effect of stock options and restricted stock awards outstanding on the weighted average number of common shares outstanding. The computations of diluted earnings per common share for the three month periods ended March 31, 2011 and 2010 exclude 415,000 and 595,000 stock options, respectively, because the awards would have an antidilutive effect.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(11)	Business Segmnts

The following tables set forth certain business segment information relating to the Company’s operations for the three month periods ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31, 2011
	Revenues	Income from Construction Operations

Building	$440,429	$13,118
Civil	128,825	12,114
Management Services	46,035	2,641
	615,289	27,873
Corporate *	-	(9,360)
Total	$615,289	$18,513

	Three Months Ended March 31, 2010
	Revenues	Income from Construction Operations

Building	686,284	32,310
Civil	124,660	8,290
Management Services	54,131	3,093
	865,075	43,693
Corporate *	-	(9,536)
Total	865,075	34,157

* Consists primarily of corporate general and administrative expenses.

(12)	Employee Pension Plans

The Company has a defined benefit pension plan and an unfunded supplemental retirement plan.  Effective June 1, 2004, all benefit accruals under the Company’s pension plan were frozen; however, the current vested benefit was preserved.  The pension disclosure presented below includes aggregated amounts for both of the Company’s plans. The following table sets forth the net periodic benefit cost by component for the three month periods ended March 31, 2011 and 2010 (in thousands):

	Three Months
	Ended March 31,
	2011	2010
Interest cost	$1,108	$1,139
Expected return on plan assets	(1,254)	(1,241)
Amortization of net loss	992	612

Net periodic benefit cost	$846	$510

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(12)	Employee Pension Plans (continued)

The Company contributed $0.6 million and $0.5 million to its defined benefit pension plan during the three month periods ended March 31, 2011 and 2010, respectively.  The Company expects to contribute an additional $3.6 million to its defined benefit pension plan during the remainder of fiscal year 2011.

(13)	Related Party Transactions

The Company leases certain facilities from Ronald N. Tutor, the Company’s Chairman and Chief Executive Officer, and an affiliate owned by Mr. Tutor under non-cancelable operating lease agreements with monthly payments of $0.2 million, which increase at 3% per annum beginning August 1, 2009 and expire on July 31, 2016.  Lease expense for these leases, recorded on a straight-line basis, was $0.6 million for each of the three month periods ended March 31, 2011 and 2010.

The Vice Chairman of O&G Industries, Inc. (“O&G”) is a director of the Company.  O&G occasionally participates in joint ventures with the Company.  The Company’s share of revenues related to these joint ventures amounted to $1.6 million (or less than 1%) and $6 thousand (or less than 1%) for the three months ended March 31, 2011 and 2010, respectively.  O&G’s cumulative holdings of the Company’s stock as of March 31, 2011 and 2010 were 600,000 shares, or 1.27% of total common shares outstanding at March 31, 2011.

(14)    Acquisition of Fisk Electric Company

On January 3, 2011, the Company completed the acquisition of Fisk, a privately held electrical construction company based in Houston, Texas.  Under the terms of the transaction, the Company acquired 100% of Fisk's stock for total consideration of approximately $109.2 million, which includes $105 million in cash paid at closing and additional consideration that may become payable under the terms of the agreement based upon Fisk's operating results for 2011 through 2013.  Goodwill of $29.5 million was recorded in conjunction with this acquisition and has been allocated to the Building segment.  The Company has not yet completed the final allocation of the purchase price to the tangible and intangible assets of Fisk.  Pending the outcome of further analysis, the preliminary purchase price allocation could change.

The transaction was financed using proceeds from the offering of senior unsecured notes which was completed in October 2010 (see Note 9).

Fisk had fiscal year 2010 annual revenues of approximately $305 million and a backlog of approximately $190 million as of the date of the acquisition.  Based in Houston, Texas, Fisk covers many of the major commercial and industrial electrical construction markets in southwestern and southeastern United States locations with abilities to cover other attractive markets nationwide.  Fisk's expertise in the design development of electrical and technology systems for major projects spans a broad variety of project types including: commercial office buildings, sports arenas, hospitals, research laboratories, hospitality and casinos, convention centers, and industrial facilities.

Fisk was acquired because the Company believes that it is a strong strategic fit enabling the Company to expand its nationwide electrical construction capabilities and to realize significant synergies and opportunities in support of the Company’s non-residential building and civil operations.

The acquisition was effective as of January 1, 2011 for accounting purposes and, accordingly, Fisk’s financial results are included in the Company’s consolidated results of operations and financial position beginning January 1, 2011.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(15)	Separate Financial Information of Subsidiary Guarantors of Indebtedness

As discussed in Note 9, the Company’s obligation to pay principal and interest on its 7.625% senior unsecured notes due November 1, 2018 (the “Notes”) is guaranteed on a joint and several basis by substantially all of the Company’s existing and future subsidiaries that guarantee obligations under the Company’s Existing Agreement, with certain exceptions (the “Guarantors”).  The guarantees are full and unconditional and the Guarantors are 100%-owned by the Company.  Fisk was added as a guarantor in May 2011.  The following supplemental condensed consolidating financial information reflects the summarized financial information of the Company as the issuer, the Guarantors and the Company’s non-guarantor subsidiaries on a combined basis.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET - MARCH 31, 2011 (UNAUDITED)
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and Cash Equivalents	$175,324	$151,847	$39,935	$-	$367,106
Restricted Cash	23,558	-	4,450	-	28,008
Accounts Receivable	102,716	789,594	84,505	(65,643)	911,172
Costs and Estimated Earnings in Excess of Billings	96,704	55,688	20,148	-	172,540
Deferred Income Taxes	3,516	266	-	-	3,782
Other Current Assets	15,074	17,529	7,285	(4,516)	35,372
Total Current Assets	416,892	1,014,924	156,323	(70,159)	1,517,980

Long-term Investments	88,129	-	-	-	88,129
Property and Equipment, net	44,419	319,219	9,812	-	373,450
Intercompany Notes and Receivables	13,155	478,425	(5,124)	(486,456)	-
Other Assets:
Goodwill	-	621,920	29,509	-	651,429
Intangible Assets, net	-	131,324	19,757	-	151,081
Investment in Subsidiaries	1,768,436	4	50	(1,768,490)	-
Other	7,332	4,706	3,606	-	15,644
	$2,338,363	$2,570,522	$213,933	$(2,325,105)	$2,797,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$3,447	$10,770	$-	$-	$14,217
Accounts Payable	48,409	584,585	30,308	(65,643)	597,659
Billings in Excess of Costs and Estimated Earnings	14,832	167,121	53,920	-	235,873
Accrued Expenses	20,143	51,620	26,597	(4,516)	93,844
Total Current Liabilities	86,831	814,096	110,825	(70,159)	941,593

Long-term Debt, less current maturities	319,761	88,418	-	-	408,179
Deferred Income Taxes	78,233	483	-	-	78,716
Other Long-term Liabilities	37,503	8,122	-	-	45,625

Contingencies and Commitments

Intercompany Notes and Advances Payable	492,435	11,832	(17,811)	(486,456)	-

Stockholders’ Equity	1,323,600	1,647,571	120,919	(1,768,490)	1,323,600

	$2,338,363	$2,570,522	$213,933	$(2,325,105)	$2,797,713

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET - DECEMBER 31, 2010
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and Cash Equivalents	$222,156	$220,086	$29,136	$-	$471,378
Restricted Cash	23,550	-	-	-	23,550
Accounts Receivable	116,718	802,059	643	(38,806)	880,614
Costs and Estimated Earnings in Excess of Billings	83,337	55,960	152	-	139,449
Deferred Income Taxes	3,515	222	-	-	3,737
Other Current Assets	9,833	22,784	9,993	(296)	42,314
Total Current Assets	459,109	1,101,111	39,924	(39,102)	1,561,042

Long-term Investments	88,129	-	-	-	88,129
Property and Equipment, net	44,065	312,965	5,407	-	362,437
Intercompany Notes and Receivables	(4,331)	565,701	(5,196)	(556,174)	-
Other Assets:
Goodwill	-	621,920	-	-	621,920
Intangible Assets, net	-	132,551	-	-	132,551
Investment in Subsidiaries	1,696,321	-	-	(1,696,321)	-
Other	8,015	4,751	375	-	13,141
	$2,291,308	$2,738,999	$40,510	$(2,291,597)	$2,779,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$6,198	$15,136	$-	$-	$21,334
Accounts Payable	48,139	643,462	747	(38,806)	653,542
Billings in Excess of Costs and Estimated Earnings	20,424	179,293	33	-	199,750
Accrued Expenses	17,880	60,267	15,637	(296)	93,488
Total Current Liabilities	92,641	898,158	16,417	(39,102)	968,114

Long-term Debt, less current maturities	316,113	58,237	-	-	374,350
Deferred Income Taxes	78,525	557	-	-	79,082
Other Long-term Liabilities	36,121	8,559	-	-	44,680

Contingencies and Commitments

Intercompany Notes and Advances Payable	454,914	86,188	15,072	(556,174)	-

Stockholders’ Equity	1,312,994	1,687,300	9,021	(1,696,321)	1,312,994

	$2,291,308	$2,738,999	$40,510	$(2,291,597)	$2,779,220

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$85,358	$477,129	$69,365	$(16,563)	$615,289
Cost of Operations	70,916	438,274	60,199	(16,563)	552,826

Gross Profit	14,442	38,855	9,166	-	62,463

General and Administrative Expenses	15,317	23,618	5,015	-	43,950

INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	(875)	15,237	4,151	-	18,513

Equity in Earnings of Subsidiaries	11,046	-	-	(11,046)	-
Other Income (Expense), net	1,026	(1,493)	20	-	(447)
Interest Expense	(6,636)	(519)	-	-	(7,155)

Income before Income Taxes	4,561	13,225	4,171	(11,046)	10,911

(Provision) Credit for Income Taxes	2,368	(4,827)	(1,523)	-	(3,982)

NET INCOME	$6,929	$8,398	$2,648	$(11,046)	$6,929

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$88,521	$817,637	$6	$(41,089)	$865,075
Cost of Operations	76,130	757,260	(3,359)	(41,089)	788,942

Gross Profit	12,391	60,377	3,365	-	76,133

General and Administrative Expenses	13,424	28,327	225	-	41,976

INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	(1,033)	32,050	3,140	-	34,157

Equity in Earnings of Subsidiaries	22,214	-	-	(22,214)	-
Other Income (Expense), net	(149)	494	-	-	345
Interest Expense	(820)	(577)	(124)	-	(1,521)

Income before Income Taxes	20,212	31,967	3,016	(22,214)	32,981

(Provision) Credit for Income Taxes	721	(11,668)	(1,101)	-	(12,048)

NET INCOME	$20,933	$20,299	$1,915	$(22,214)	$20,933

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011
    (In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net income	$6,929	$8,398	$2,648	$(11,046)	$6,929
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,503	5,792	748	-	8,043
Equity in earnings of subsidiaries	(11,046)	-	-	11,046	-
Stock-based compensation expense	3,615	-	-	-	3,615
Excess income tax benefit from stock-based compensation	(18)	-	-	-	(18)
Deferred income taxes	(293)	(118)	-	-	(411)
Loss (gain) on sale of equipment	-	598	(2)	-	596
Other long-term liabilities	182	(425)	-	-	(243)
Other non-cash items	44	20	-	-	64
Changes in other components of working capital	(7,647)	(65,022)	6,440	-	(66,229)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(6,731)	$(50,757)	$9,834	$-	$(47,654)

Cash Flows from Investing Activities:
Acquisition of Fisk Electric, net of cash balance acquired	(70,620)	-	-	-	(70,620)
Business acquisition related payments	(3,000)	-	-	-	(3,000)
Acquisition of property and equipment	(1,097)	(7,373)	(462)	-	(8,932)
Proceeds from sale of property and equipment	-	891	2	-	893
Change in restricted cash	(8)	-	-	-	(8)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$(74,725)	$(6,482)	$(460)	$-	$(81,667)

Cash Flows from Financing Activities:
Proceeds from long-term debt	7,276	50,899	-	-	58,175
Repayment of long-term debt	(6,431)	(26,688)	-	-	(33,119)
Excess income tax benefit from stock-based compensation	18	-	-	-	18
Debt issuance costs	(25)	-	-	-	(25)
Increase (decrease) in intercompany advances	33,786	(35,211)	1,425	-	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$34,624	$(11,000)	$1,425	$-	$25,049

Net Increase (Decrease) in Cash and Cash Equivalents	(46,832)	(68,239)	10,799	-	(104,272)
Cash and Cash Equivalents at Beginning of Year	222,156	220,086	29,136	-	471,378
Cash and Cash Equivalents at End of Period	$175,324	$151,847	$39,935	$-	$367,106

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010
(In Thousands)

	TutorPerini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net income	$20,933	$20,299	$1,915	$(22,214)	$20,933
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,322	6,637	71	-	8,030
Equity in earnings of subsidiaries	(22,214)	-	-	22,214	-
Stock-based compensation expense	3,909	-	-	-	3,909
Adjustment of investments to fair value	(57)	-	-	-	(57)
Deferred income taxes	(1,114)	(23)	-	-	(1,137)
Other long-term liabilities	(329)	(3,760)	-	-	(4,089)
Changes in other components of working capital	254	(82,363)	(5,771)	-	(87,880)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$2,704	$(59,210)	$(3,785)	$-	$(60,291)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(230)	(3,787)	(171)	-	(4,188)
Proceeds from sale of property and equipment	5	568	-	-	573
Proceeds from sale of available-for-sale securities	375	-	-	-	375
Increase in Restricted Cash	(23,523)	-	-	-	(23,523)
Investment in other activities	-	285	-	-	285
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$(23,373)	$(2,934)	$(171)	$-	$(26,478)

Cash Flows from Financing Activities:
Proceeds from long-term debt	2,564	2,100	-	-	4,664
Repayment of long-term debt	(3,798)	(4,034)	(78)	-	(7,910)
Issuance of common stock and effect of cashless exercise	(203)	-	-	-	(203)
Debt issuance costs	(1,170)	-	6	-	(1,164)
Increase (decrease) in intercompany advances	(106,671)	105,283	1,388	-	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$(109,278)	$103,349	$1,316	$-	$(4,613)

Net Increase (Decrease) in Cash and Cash Equivalents	(129,947)	41,205	(2,640)	-	(91,382)
Cash and Cash Equivalents at Beginning of Year	266,171	58,388	23,750	-	348,309
Cash and Cash Equivalents at End of Period	$136,224	$99,593	$21,110	$-	$256,927

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(16)        Subsequent Events

On April 4, 2011, the Company acquired 100% ownership of Anderson Companies (“Anderson”), the privately-held parent company of Roy Anderson Corporation, Harrell Contracting Group, LLC and Brice Building Company, LLC. Under the terms of the transaction, the Company acquired 100% of Anderson’s stock for $64.6 million in cash, subject to a post-closing adjustment based on the net worth of Anderson at closing, plus an amount to be determined based on Anderson’s 2011 through 2013 operating results, not to exceed $16.2 million.  The Company financed the transaction with proceeds from its successful bond transaction, which closed in October 2010 (see Note 9).   The Company is in the process of completing the allocation of the purchase price to the tangible and intangible assets of Anderson.

Anderson had 2010 annual revenues of approximately $287 million and a backlog of approximately $475 million as of the date of the acquisition.  Anderson provides general contracting, design-build, preconstruction, and construction management services to its public and private clients throughout the southeastern United States and has expertise in gaming, hospitality, commercial, government, health care, industrial and educational facilities.  Headquartered in Gulfport, Mississippi, Anderson has offices in Birmingham, Alabama; Jackson, Mississippi; New Orleans, Louisiana; and Pensacola, Florida.  Anderson was acquired because the Company believes that it is a strong strategic fit for the Company’s building business and strengthens the Company’s position in the southeastern United States.

The financial results of Anderson will be included in the Company’s consolidated financial results beginning in the second quarter of 2011 and will be included in the Company’s Building segment.

The Company is currently evaluating the materiality of the financial impact of the Fisk and Anderson acquisitions in the aggregate.  With respect to the recently completed acquisition of Anderson, the Company is in the preliminary stage of collecting data from which to prepare the allocation of the purchase price to the tangible and intangible assets of Anderson.  Therefore, the Company is not able at this time to provide disclosures about the fair value of the purchase price consideration, fixed assets, and intangible assets acquired and the resulting amount of goodwill.  Additionally, the Company does not have sufficient reliable information at this time to provide supplemental pro forma disclosures regarding the impact of these acquisitions on revenue and earnings.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses our financial position at March 31, 2011, and the results of our operations for the three month periods ended March 31, 2011 and March 31, 2010 and should be read in conjunction with: (1) the unaudited consolidated condensed financial statements and notes contained herein, and (2) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

We continue to execute our strategy to increase our focus on higher margin public works projects in our Civil and Building segments.  This has resulted in a shift in the mix of our active projects.  Entering 2011, we have an increasing number of projects under construction in our Civil segment, which has contributed to the Civil segment comprising a larger portion of our revenues and income from construction operations throughout 2010 and into 2011.  Our Building segment operating results for the first quarter of 2011 reflect the substantial completion of large hospitality and gaming work.  Our Management Services segment continues its focus on obtaining new work with various U.S government agencies, including the U.S. military, both domestically and abroad.

Recent Developments

Acquisition of Fisk Electric Company

On January 3, 2011, we completed the acquisition of Fisk Electric Company (“Fisk”), a privately-held electrical construction company.  Based in Houston, Texas, Fisk covers many of the major commercial and industrial electrical construction markets in the southwestern and southeastern United States, with the ability to cover other attractive markets nationwide.  Under the terms of the transaction, we acquired 100% of Fisk’s stock for total consideration of approximately $109.2 million, which includes $105 million in cash paid at closing and additional consideration that may become payable under the terms of the agreement based upon Fisk’s operating results for 2011 through 2013.

Index

Fisk was acquired because we believe that it is a strong strategic fit enabling us to expand our nationwide electrical construction capabilities and to realize significant synergies and opportunities in support of our non-residential building and civil operations.

Acquisition of Anderson Companies

On April 4, 2011, we completed the acquisition of Anderson Companies (“Anderson”), the privately-held parent company of Roy Anderson Corporation, Harrell Contracting Group, LLC and Brice Building Company, LLC.  Headquartered in Gulfport, Mississippi, and with offices in Birmingham, Alabama; Jackson, Mississippi; New Orleans, Louisiana; and Pensacola, Florida, Anderson provides general contracting, design-build, preconstruction, and construction management services to public and private clients throughout the southeastern United States.  Under the terms of the transaction, we acquired 100% of Anderson’s stock for a purchase price of $64.6 million in cash, subject to a post-closing adjustment based on the net worth of Anderson at closing, plus additional consideration in the form of an earn-out based on Anderson’s operating results for 2011 through 2013.

Anderson was acquired because we believe it is a strong fit for our building business and strengthens our position in the southeastern United States.  Since the acquisition was not completed prior to April 1, 2011, the financial position and operating results of Anderson are not included in our March 31, 2011 financial statements.

Registration Statement Filing

We filed an amended registration statement with the Securities and Exchange Commission on April 15, 2011 with respect to an offer to exchange the Company’s 7.625% Senior Notes for a new issue of debt securities registered under the Securities Act (the “Exchange Offer”), with terms substantially identical to those of the existing 7.625% Senior Notes, (except for provisions relating to the transfer restrictions and payment of additional interest), and to keep the Exchange Offer open for at least 30 business days (the “Registration Statement”).  We expect that the Exchange Offer will be consummated in the second quarter of 2011.

Amended Credit Agreement

On May 4, 2011, we entered into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent.  The Credit Agreement amends and replaces in its entirety an existing credit agreement dated September 8, 2008 (the “Existing Agreement”), which provided for a $205 million revolving credit facility and an additional $99.6 million under a supplemental facility.

The Credit Agreement allows us to borrow up to $260 million on a revolving credit basis (the “Revolving Facility”), with a $50 million sublimit for letters of credit, and an additional $99.6 million under a supplemental facility to the extent that the $260 million base facility has been fully drawn (the “Supplemental Facility”).  Subject to certain conditions, we have the option to increase the base facility by up to an additional $50 million.  In addition, the Credit Agreement provides that the Supplemental Facility shall be reduced by the amount of any reduction in the principal amount of certain auction rate securities we presently hold.  Any outstanding loans under the Revolving Facility mature on May 4, 2016, while the Supplemental Facility matures on November 19, 2012.  Similar to the Existing Agreement, the Credit Agreement requires us to comply with certain financial and other covenants including minimum net worth, minimum fixed charge coverage and maximum leverage ratios.  We were in compliance with the covenants of the Existing Agreement as of March 31, 2011.  For a description of additional material terms of the Credit Agreement, see Note 9 of Notes to Consolidated Condensed Financial Statements.

We had no outstanding borrowings under our available revolving credit facilities as of May 4, 2011 and December 31, 2010.  We utilized the revolving credit facility for letters of credit in the aggregate amount of $0.2 million as of May 4, 2011 and December 31, 2010.  Accordingly, at May 4, 2011, we had $359.5 million available to borrow under the Credit Agreement, including the Supplemental Facility.

Index

Common Stock Repurchase Program Expired

In March 2010, our Board of Directors extended a program to repurchase up to $100 million of the Company’s Common Stock through March 31, 2011.  The program has not been extended further by the Board of Directors and, accordingly, the program expired on March 31, 2011.  There were no repurchases of Common Stock made under the program during the three month period ended March 31, 2011.  On a cumulative basis, the Company repurchased 4,168,238 shares under the program for an aggregate purchase price of $71.2 million, or an average purchase price per share of $17.08.

Backlog of $4.2 Billion

Our backlog of uncompleted construction work at March 31, 2011 was approximately $4.2 billion compared to $4.3 billion at December 31, 2010.  Additions to our backlog during the first quarter of 2011 include a $108 million task order contract under the U.S. Department of State for containerized housing in southern Iraq, and $190 million added as a result of the acquisition of Fisk.  In addition, we have low bids and pending contract awards which we expect will enter our backlog in the near future.

(dollars in millions)	Backlog at December 31, 2010	New Business Awarded (1)	Revenues Recognized	Backlog at March 31, 2011
Building	$2,663.3	$305.3	$(440.4)	$2,528.2
Civil	1,360.1	143.2	(128.8)	1,374.5
Management Services	260.9	113.8	(46.1)	328.6
Total	$4,284.3	$562.3	$(615.3)	$4,231.3

(1)
New business awarded consists of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of    existing changes, plus the value of uncompleted contract work of businesses acquired.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  Our critical accounting policies are also identified and discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  We have made no significant changes to these policies during the three month period ended March 31, 2011.

Results of Operations

For the first quarter of 2011, we recorded revenues of $615.3 million, income from construction operations of $18.5 million and net income of $6.9 million.  Basic and diluted earnings per common share for the first quarter of 2011 were $0.15 and $0.14, respectively, as compared to $0.43 and $0.42, respectively, for the first quarter of 2010. Our operating results decreased during the first quarter of 2011, compared to the same period in 2010, as a result of the substantial completion of large hospitality and gaming work in the Building segment,  an overall lag in the timing of the start-up of new work in our backlog, and increased interest expense associated with our senior unsecured notes, issued in October 2010.

	Revenues for the
	Three Months Ended March 31,
(dollars in millions)	2011	2010	$ Change	% Change
Building	$440.4	$686.3	$(245.9)	(35.8)%
Civil	128.8	124.7	4.1	3.3%
Management Services	46.1	54.1	(8.0)	(14.8)%
Total	$615.3	$865.1	$(249.8)	(28.9)%

Index

Overall Revenues decreased by $249.8 million (or 28.9%), from $865.1 million in 2010 to $615.3 million in 2011. This decrease was due primarily to a $245.9 million (or 35.8%) decrease in our Building segment revenues, from $686.3 million in 2010 to $440.4 million in 2011, resulting from the substantial completion of large hospitality and gaming work in Las Vegas, including the MGM CityCenter and Cosmopolitan projects.  Civil segment revenues increased by $4.1 million (or 3.3%), from $124.7 million in 2010 to $128.8 million in 2011, due primarily to the start-up of new infrastructure projects in the western United States, partly offset by a decline in volume from projects nearing completion in the metropolitan New York area.  Management Services segment revenues decreased by $8.0 million (or 14.8%), from $54.1 million in 2010 to $46.1 million in 2011, due primarily to the substantial completion of U.S. military facilities in Iraq.

	Income from Construction
	Operations for the
	Three Months Ended March 31,
(dollars in millions)	2011	2010	$ Change	% Change
Building	$13.1	$32.3	$(19.2)	(59.4)%
Civil	12.1	8.3	3.8	45.8%
Management Services	2.7	3.1	(0.4)	(12.9)%
Corporate	(9.4)	(9.5)	0.1	(1.1)%
Total	$18.5	$34.2	$(15.7)	(45.9)%

Overall Income from Construction Operations decreased by $15.7 million (or 45.9%), from $34.2 million in 2010 to $18.5 million in 2011, due primarily to decreases in our Building and Management Services segments, partly offset by an increase in our Civil segment.  Civil segment income from construction operations increased by $3.8 million (or 45.8%), from $8.3 million in 2010 to $12.1 million in 2011, due primarily to an increase in operating margin as a result of favorable performance on several infrastructure projects in the western United States, as well as on a highway project in Virginia.  Building segment income from construction operations decreased by $19.2 million (or 59.4%), from $32.3 million in 2010 to $13.1 million in 2011, due primarily to the decrease in revenues discussed above, as well as a decline in operating margin in 2011 compared to 2010, primarily caused by a decrease in the volume of self-performed work on certain large projects, particularly in Las Vegas.  Management Services income from construction operations decreased by $0.4 million (or 12.9%), from $3.1 million in 2010 to $2.7 million in 2011, due primarily to the decrease in revenues discussed above.

Consolidated Other Income, Interest Expense and Provision for Income Taxes

(dollars in millions)	March 31, 2011	March 31, 2010	$ Change	% Change
Three months ended
Other Income (Expense), net	$(0.4)	0.3	(0.7)	(233.3)%
Interest Expense	(7.2)	(1.5)	5.7	380.0%
Provision for Income Taxes	(4.0)	(12.0)	(8.0)	(66.7)%

Other Income (Expense), net decreased by $0.7 million (or 233.3%), from income of $0.3 million in the first quarter of 2010 to an expense of $0.4 million in the first quarter of 2011, due primarily to charges recorded to adjust a business acquisition related liability to its present value.  Interest Expense increased by $5.7 million (or 380.0%), from $1.5 million in the first quarter of 2010 to $7.2 million in the first quarter of 2011.  This increase was due to interest recorded on our $300 million senior notes, which were issued in October 2010.  The Provision for Income Taxes decreased by $8.0 million (or 66.7%), from $12.0 million in the first quarter of 2010 to $4.0 million in the first quarter of 2011, due to the decrease in pretax income.  The effective tax rate was 36.5% for both the first quarter of 2011 and 2010.

Index

Liquidity and Capital Resources

Cash and Working Capital
At March 31, 2011 and December 31, 2010, cash held by us and available for general corporate purposes was $338.9 million and $455.5 million, respectively.  Our proportionate share of cash held by joint ventures and available only for joint venture-related uses, including distributions to joint venture partners, was $28.2 million and $15.9 million at March 31, 2011 and December 31, 2010, respectively, and our Restricted Cash was $28.0 million and $23.6 million at March 31, 2011 and December 31, 2010, respectively.

A summary of cash flows for each of the three month periods ended March 31, 2011 and 2010 is set forth below:

	Three Months Ended March 31,
(dollars in millions)	2011	2010
Cash flows from:
Operating activities	$(47.7)	$(60.3)
Investing activities	(81.7)	(26.5)
Financing activities	25.1	(4.6)
Net (decrease) increase in cash	(104.3)	(91.4)
Cash at beginning of year	471.4	348.3
Cash at end of period	$367.1	$256.9

During the first quarter of 2011, we used $47.7 million in cash to fund operating activities, primarily due to the substantial completion of certain large projects in the Building segment.  We used $81.7 million in cash to fund investing activities, primarily for the acquisition of Fisk in January of 2011.  In addition, we used cash to purchase construction equipment and to fund the deferred purchase price of an acquisition made in a prior year.  We received $25.1 million in cash from financing activities, due to a net increase in long-term debt as a result of completing a refinancing of a portion of our construction equipment fleet in the first quarter of 2011.

Working capital decreased by $16.5 million, from $592.9 million at December 31, 2010 to $576.4 million at March 31, 2011, which primarily reflects the impact of the cash used to complete the acquisition of Fisk in January 2011. The current ratio of 1.61x at March 31, 2011 was the same as the current ratio at December 31, 2010.

Long-term Investments
At March 31, 2011, we had investments in auction rate securities of $88.1 million, which are reflected at fair value. These investments are considered to be “available-for-sale” and are classified as Long-term Investments. Our investment policy is to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. The current overall liquidity concerns in capital markets have affected our ability to liquidate many of our investments in auction rate securities. Based on our ability to access our cash equivalent investments and our available Revolving Facility and Supplemental Facility, we do not expect that the short-term lack of liquidity of our auction rate security investments will materially affect our overall liquidity position or our ability to execute our current business plan.

Long-term Debt
On May 4, 2011, we entered into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent.  The Credit Agreement amends and replaces in its entirety an existing credit agreement dated September 8, 2008 (the “Existing Agreement”), which provided for a $205 million revolving credit facility and an additional $99.6 million under a supplemental facility.

The Credit Agreement allows us to borrow up to $260 million on a revolving credit basis (the “Revolving Facility”), with a $50 million sublimit for letters of credit, and an additional $99.6 million under a supplemental facility to the extent that the $260 million base facility has been fully drawn (the “Supplemental Facility”).  Subject to certain conditions, we have the option to increase the base facility by up to an additional $50 million.  In addition, the Credit Agreement provides that the Supplemental Facility shall be reduced by the amount of any reduction in the principal amount of certain auction rate securities that we presently hold.  Any outstanding loans under the Revolving Facility mature on May 4, 2016, while the Supplemental Facility matures on November 19, 2012.  Similar to the Existing Agreement, the Credit Agreement requires us to comply with certain financial and other covenants including minimum net worth, minimum fixed charge coverage and maximum leverage ratios.  We were in compliance with the covenants of the Existing Agreement as of March 31, 2011.  For a description of additional material terms of the Credit Agreement, see Note 9 of Notes to Consolidated Condensed Financial Statements.

Index

We had no outstanding borrowings under our available revolving credit facilities as of May 4, 2011; however, we utilized the revolving credit facility for letters of credit in the amount of $0.2 million.  Accordingly, at May 4, 2011, we had $359.5 million available to borrow under the Credit Agreement, including the Supplemental Facility.  We believe that our financial position and credit arrangements are sufficient to support our current backlog, anticipated new work and acquisitions for which we have signed letters of intent.

Long-term debt, excluding current maturities of $14.2 million, was $408.2 million at March 31, 2011, an increase of $33.8 million from December 31, 2010 due to current period refinancing of a portion of our construction equipment fleet, which was partly offset by repayments of outstanding borrowings.  As a result, our long-term debt to equity ratio increased from 0.29x at December 31, 2010 to 0.31x at March 31, 2011.

There were no other material changes in our off-balance sheet arrangements and contractual obligations as of March 31, 2011.

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

Forward-looking Statements

The statements contained in this Management’s Discussion and Analysis of the Consolidated Condensed Financial Statements on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future.  These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us.  There can be no assurance that future developments affecting us will be those that we have anticipated.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to:

•	our ability to win new contracts and convert backlog into revenue;
•	our ability to successfully and timely complete construction projects;
•	the potential delay, suspension, termination or reduction in scope of a construction project;
•	the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules;
•	the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings;
•	the availability of borrowed funds on terms acceptable to us;
•	the ability to retain certain members of management;
•	the ability to obtain surety bonds to secure our performance under certain construction contracts;
•	possible labor disputes or work stoppages within the construction industry;
•	changes in federal and state appropriations for infrastructure projects;
•	possible changes or developments in international or domestic political, social, economic, business, industry, market and regulatory conditions or circumstances;
•
actions taken or not taken by third parties including our customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials; and

•
other risks and uncertainties discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 4, 2011.

Index

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As part of our integration of Fisk, we are in the process of incorporating our controls and procedures into the operations of Fisk.

In connection with Rule 13a-15(b) under the Securities Exchange Act of 1934, we will continue to review and assess the adequacy of our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Index

Part II. - Other Information

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations.  Litigation can be expensive and disruptive to normal business operations.  Moreover, the results of legal proceedings cannot be predicted with any certainty and, in the case of more complex legal proceedings, the results are difficult to predict at all.  We disclosed information about certain of our legal proceedings in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010. For an update to those disclosures, see Note 6 of Notes to Consolidated Condensed Financial Statements.

Item 1A.  Risk Factors

Information regarding risk factors affecting our business is discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no material changes from those risk factors during 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

On May 4, 2011, we entered into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), as Borrower, with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the “Lender”).  The Credit Agreement amends and restates in its entirety an existing Third Amended and Restated Credit Agreement dated September 8, 2008 among the Company, as Borrower, and the Lender, as Administrative Agent, which provided for a $205 million revolving credit facility and an additional $99.6 million under a supplemental facility.  See Note 9 of Notes to Consolidated Condensed Financial Statements for more information regarding the Credit Agreement.  The forgoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Credit Agreement, which is filed with this Quarterly Report as Exhibit 10.2 and is incorporated herein by reference.

Item 6. Exhibits

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

Index

Exhibit 3.5	Articles of Amendment to the Restated Articles of Organization of Perini Corporation (incorporated by reference to Exhibit 3.5 to Form 10-Q filed on August 10, 2009).

Exhibit 3.6	Second Amended and Restated By-laws of Tutor Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 24, 2009).

Exhibit 4.1
Shareholders Agreement, dated as of April 2, 2008, by and among Tutor Perini Corporation, Ronald N. Tutor and the shareholders of Tutor-Saliba Corporation signatory thereto (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 7, 2008).

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

Exhibit 10.1	Employment Agreement dated as of March 21, 2011, by and between Tutor Perini corporation and James A. Frost (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 24, 2011).

Exhibit 10.2
Fourth Amended and Restated Credit Agreement, dated as of May 4, 2011, among Tutor Perini Corporation, the subsidiaries of Tutor Perini named therein, and Bank of America, N.A., and the other lenders that are parties thereto – filed herewith.

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Tutor Perini Corporation
Registrant

Date: May 5, 2011	/s/Kenneth R. Burk
Kenneth R. Burk, Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer