Form 10-Q
period 2011-06-30
TUTOR PERINI Corp
filed 2011-08-05
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to__________

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
Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

The number of shares of Common Stock, $1.00 par value per share, of the registrant outstanding at August 2, 2011 was 47,286,104.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

Index

Part I.  – Financial Information

Item 1.  Financial Statements

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
JUNE 30, 2011 AND DECEMBER 31, 2010
(In Thousands, except Share Data)

	JUNE 30, 2011	DECEMBER 31, 2010
ASSETS
Cash and Cash Equivalents	$420,978	$471,378
Restricted Cash	32,443	23,550
Accounts Receivable, including retainage	1,021,270	880,614
Costs and Estimated Earnings in Excess of Billings	215,117	139,449
Deferred Income Taxes	11,440	3,737
Other Current Assets	52,860	42,314
Total Current Assets	1,754,108	1,561,042

Long-term Investments	88,129	88,129

Property and Equipment (net of Accumulated Depreciation of $88,237 in 2011 and $79,942 in 2010)	424,869	362,437

Other Assets:
Goodwill	691,077	621,920
Intangible Assets, net	160,206	132,551
Other	20,968	13,141
	$3,139,357	$2,779,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$32,413	$21,334
Accounts Payable, including retainage	630,178	653,542
Billings in Excess of Costs and Estimated Earnings	295,013	199,750
Accrued Expenses	97,111	93,488
Total Current Liabilities	1,054,715	968,114

Long-term Debt, less current maturities	605,969	374,350

Deferred Income Taxes	83,598	79,082

Other Long-term Liabilities	48,040	44,680

Contingencies and Commitments

Stockholders’ Equity:
Common Stock - $1 par value: 75,000,000 shares authorized;
Shares issued and outstanding: 47,286,104 and 47,089,593, respectively	47,286	47,090
Additional Paid-in Capital	992,546	985,413
Retained Earnings	343,154	316,531
Accumulated Other Comprehensive Loss	(35,951)	(36,040)
Total Stockholders' Equity	1,347,035	1,312,994

	$3,139,357	$2,779,220

The accompanying notes are an integral part of these consolidated condensed financial statements.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2011	2010	2011	2010

Revenues	$819,858	$914,376	$1,435,147	$1,779,451

Cost of Operations	732,648	815,464	1,285,474	1,604,406

Gross Profit	87,210	98,912	149,673	175,045

General and Administrative Expenses	50,175	43,061	94,125	85,037

INCOME FROM CONSTRUCTION OPERATIONS	37,035	55,851	55,548	90,008

Other Income (Expense), net	1,232	(1,102)	785	(757)
Interest Expense	(7,252)	(3,244)	(14,407)	(4,765)

Income before Income Taxes	31,015	51,505	41,926	84,486

Provision for Income Taxes	(11,321)	(18,780)	(15,303)	(30,828)

NET INCOME	$19,694	$32,725	$26,623	$53,658

BASIC EARNINGS PER COMMON SHARE	$0.42	$0.67	$0.56	$1.09

DILUTED EARNINGS PER COMMON SHARE	$0.41	$0.66	$0.56	$1.09

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	47,183	49,001	47,142	49,013

Effect of Dilutive Stock Options and Restricted Stock Units Outstanding	776	535	769	436
DILUTED	47,959	49,536	47,911	49,449

The accompanying notes are an integral part of these consolidated condensed financial statements.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(In Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance - December 31, 2010	$47,090	$985,413	$316,531	$(36,040)	$1,312,994

Net Income	-	-	26,623	-	26,623

Other comprehensive income (loss):
Foreign currency translation	-	-	-	89	89
Total comprehensive income					26,712

Tax effect of stock-based compensation	-	(12)	-	-	(12)

Stock-based compensation expense	-	7,085	-	-	7,085

Issuance of Common Stock, net	196	60	-	-	256

Balance - June 30, 2011	$47,286	$992,546	$343,154	$(35,951)	$1,347,035

The accompanying notes are an integral part of these consolidated condensed financial statements.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(In Thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$26,623	$53,658
Adjustments to reconcile Net Income to net cash from operating activities:
Depreciation and amortization	16,985	15,889
Stock-based compensation expense	7,085	7,477
Excess income tax benefit from stock-based compensation	(18)	-
Deferred Income Taxes	(1,275)	(2,124)
Loss on sale of equipment	146	434
Other Long-term Liabilities	(3,323)	(3,077)
Other non-cash items	(1,399)	182
Changes in other components of working capital	(132,200)	(59,755)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(87,376)	12,684

Cash Flows from Investing Activities:
Acquisitions, net of cash balance acquired	(161,711)	-
Business acquisition related payments	(3,000)	(6,734)
Acquisition of Property and Equipment	(22,171)	(8,509)
Proceeds from sale of Property and Equipment	3,422	808
Proceeds from sale of available-for-sale securities	7,388	525
Change in Restricted Cash	(3,822)	(23,523)
Investment in other activities	(2,725)	(146)

NET CASH USED IN INVESTING ACTIVITIES	(182,619)	(37,579)

Cash Flows from Financing Activities:
Proceeds from Debt	258,175	8,724
Repayment of Debt	(36,621)	(16,181)
Common Stock repurchased under share repurchase program	-	(11,200)
Excess income tax benefit from stock-based compensation	18	-
Issuance of Common Stock and effect of cashless exercise	256	63
Debt issuance costs	(2,233)	(1,608)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	219,595	(20,202)

Net Decrease in Cash and Cash Equivalents	(50,400)	(45,097)
Cash and Cash Equivalents at Beginning of Year	471,378	348,309

Cash and Cash Equivalents at End of Period	$420,978	$303,212

Supplemental Disclosure of Cash Paid During the Period For:
Interest	$14,273	$2,868
Income taxes	$22,356	$20,306

Supplemental Disclosure of Non-cash Transactions:
Property and Equipment acquired through financing arrangements	$1,604	$6,054
Grant date fair value of common stock issued for services	$4,039	$18,667

The accompanying notes are an integral part of these consolidated condensed financial statements

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The unaudited consolidated condensed financial statements presented herein include the accounts of Tutor Perini Corporation (formerly known as Perini Corporation) and its wholly owned subsidiaries (“Tutor Perini” or the “Company”).  The Company’s interests in construction joint ventures are accounted for using the proportionate consolidation method.  These unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2011 and December 31, 2010, results of operations for the three and six month periods ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010. The results of operations for the six months ended June 30, 2011 may not be indicative of the results that may be expected for the year ending December 31, 2011 because, among other reasons, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.

(2)	Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to such financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The Company has made no significant changes to these policies during the six month period ended June 30, 2011.

In May 2011, the Financial Accounting Standard Board (“FASB”) issued a staff position amending existing guidance for fair value measurements and disclosures in both interim and annual financial statements.  This update expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update will be effective for the Company with the interim and annual reporting period beginning January 1, 2012. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements.

In June 2011, the FASB issued a staff position which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This update eliminates the option to present components of other comprehensive income as part of the statement of equity. This update will be effective for the Company with the interim and annual reporting period beginning January 1, 2012. The adoption of this update will not have a material effect on the Company's consolidated financial statements.

(3)	Acquisitions

(a) Acquisition of Fisk Electric Company

On January 3, 2011, the Company completed the acquisition of Fisk Electric Company (“Fisk”), a privately held electrical construction company based in Houston, Texas.  Under the terms of the transaction, the Company acquired 100% of Fisk's stock for total consideration of approximately $109.2 million, which includes $105 million in cash paid at closing and additional consideration that may become payable under the terms of the agreement based upon Fisk's operating results over the next three years.  The transaction was financed using proceeds from the offering of senior unsecured notes which was completed in October 2010 (see Note 10).

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(3)	Acquisitions (continued)

Fisk covers many of the major commercial and industrial electrical construction markets in southwestern and southeastern United States locations with the ability to cover other attractive markets nationwide.  Fisk's expertise in the design development of electrical and technology systems for major projects spans a broad variety of project types including: commercial office buildings, sports arenas, hospitals, research laboratories, hospitality and casinos, convention centers, and industrial facilities.  Fisk had approximately $190 million of backlog as of the date of acquisition.  Fisk was acquired because the Company believes that it is a strong strategic fit enabling the Company to expand its nationwide electrical construction capabilities and to realize significant synergies and opportunities in support of the Company’s non-residential building and civil operations.

The acquisition was effective as of January 1, 2011 for accounting purposes and, accordingly, Fisk’s financial results are included in the Company’s consolidated results of operations and financial position beginning January 1, 2011.  Fisk’s operating results were not material to the Company’s consolidated results for the three and six month periods ended June 30, 2011.  Fisk’s operating results are included in the Company’s Building segment.

(b) Anderson Companies

On April 1, 2011, the Company acquired 100% ownership of Anderson Companies (“Anderson”), the privately held parent company of Roy Anderson Corporation, Harrell Contracting Group, LLC and Brice Building Company, LLC. Under the terms of the transaction, the Company acquired 100% of Anderson’s stock for total consideration of approximately $67.4 million, which includes $61.9 million in cash and additional consideration that may become payable under the terms of the agreement based upon Anderson's operating results over the next three years.  The transaction was financed using proceeds from the offering of senior unsecured notes which was completed in October 2010 (see Note 10).

Anderson provides general contracting, design-build, preconstruction, and construction management services to its public and private clients throughout the southeastern United States and has expertise in gaming, hospitality, commercial, government, health care, industrial and educational facilities.  Headquartered in Gulfport, Mississippi, Anderson has offices in Birmingham, Alabama; Jackson, Mississippi; New Orleans, Louisiana; and Pensacola, Florida.  Anderson had approximately $475 million of backlog as of the date of acquisition.  Anderson was acquired because the Company believes that it is a strong strategic fit for the Company’s building business and strengthens the Company’s position in the southeastern United States.

The acquisition was effective as of April 1, 2011 for accounting purposes and, accordingly, Anderson’s financial results are included in the Company’s consolidated results of operations and financial position beginning April 1, 2011.  Anderson’s operating results were not material to the Company’s consolidated results for the three and six month periods ended June 30, 2011.  Anderson’s operating results are included in the Company’s Building segment.

(c) Frontier-Kemper Constructors, Inc.

On June 1, 2011, the Company acquired 100% ownership of Frontier-Kemper Constructors, Inc. (“Frontier-Kemper”), a privately held Indiana-based corporation. Under the terms of the transaction, the Company acquired 100% of Frontier-Kemper’s stock for a purchase price of approximately $61.7 million in cash, subject to a post-closing adjustment based on the net worth of Frontier-Kemper at closing.  In addition, the Company assumed approximately $52 million of debt, of which approximately $35 million was paid off at closing.  The transaction was financed using proceeds from the offering of senior unsecured notes which was completed in October 2010 (see Note 10).

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(3)	Acquisitions (continued)

Headquartered in Evansville, Indiana, Frontier-Kemper builds tunnels for highways, railroads, subways, rapid transit systems as well as shafts and other facilities for water supply and wastewater transport.  It also develops and equips mines with innovative hoisting, elevator and vertical conveyance systems for the mining industry.  Frontier-Kemper had approximately $300 million of backlog as of the date of acquisition.  Frontier-Kemper was acquired because the Company believes that it is a strong strategic fit for the Company’s civil business, bolstering the Company’s tunneling business in the United States and expanding the Company’s geographic reach into Canada.

The acquisition was effective as of June 1, 2011 for accounting purposes and, accordingly, Frontier-Kemper’s financial results are included in the Company’s consolidated results of operations and financial position beginning June 1, 2011.  Frontier-Kemper’s operating results were not material to the Company’s consolidated results for the three and six month periods ended June 30, 2011.  Frontier-Kemper’s operating results are included in the Company’s Civil segment.

(d) Information regarding acquisitions that are material in the aggregate

The operating results generated by each of these three newly acquired businesses were not material individually to the Company’s consolidated results for the three and six month periods ended June 30, 2011.  However, on an aggregate basis, the operating results of these three newly acquired businesses collectively did have a material impact on the Company’s consolidated results for the three and six month periods ended June 30, 2011.  In accordance with the accounting guidance on business combinations, the following disclosures provide information on an aggregate basis with respect to the three newly acquired businesses.

The aggregate total purchase consideration related to the acquisitions consisted of the following:

Amount
(In thousands)
Cash consideration	$228,626
Fair value of contingent consideration	9,700
Total purchase price consideration	$238,326

The following table summarizes the aggregate preliminary estimates of the fair values of identifiable assets acquired and liabilities assumed in the acquisitions and the resulting Goodwill as of the acquisition dates.  The Company has not yet completed the final allocation of the purchase price to the tangible and Intangible Assets for these acquisitions.  The Company is in the process of finalizing the valuations of Property and Equipment of Anderson and Frontier-Kemper, as well as the allocation of identifiable Intangible Assets for Frontier-Kemper.  Pending the outcome of further analysis, the preliminary purchase price allocation could change.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(3)	Acquisitions (continued)

	Amount	Weighted Average Useful Life

(in thousands)
Identifiable assets acquired and liabilities assumed:
Cash and Cash Equivalents	$105,128
Accounts Receivable	192,629
Other Assets	70,771
Property and Equipment	54,077
Identifiable Intangible Assets:
Customer relationships	4,900	11 years
Contract backlog	4,600	1.5 years
Trade name	22,100
Goodwill	69,157
Total assets acquired	523,362

Current liabilities	224,644
Net deferred tax liabilities	12,329
Long-term Liabilities	48,063
Total purchase price	$238,326

Intangible assets – Of the total purchase price, $31.6 million has been allocated to customer relationships, contract backlog and trade names.  The fair value of these assets will be amortized based on the period over which the economic benefits of the Intangible Assets are expected to be realized.  During the period from the acquisition dates through June 30, 2011, the Company recorded $1.5 million of amortization of Intangible Assets related to these acquisitions.

Goodwill – Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and Intangible Assets.  The factors that contributed to the recognition of Goodwill included talented management teams in place and established market positions that contribute to future cash flow generation.  These acquisitions generated $69.2 million of Goodwill, of which $63.3 million is allocated to the Company’s Building segment and $5.9 million is allocated to the Company’s Civil segment.  Approximately $63.3 million of Goodwill acquired is expected to be deductible for tax purposes.

The Company recognized $0.7 million and $1.1 million of acquisition related expenses, respectively, for the three and six month periods ended June 30, 2011, which are included in General and Administrative Expenses in the Consolidated Condensed Statements of Operations.  These expenses included legal fees, bank fees, consultation fees, travel expenses, and other miscellaneous direct and incremental administrative expenses associated with the acquisitions.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(3)	Acquisitions (continued)

Collectively, the amount of revenues and income from construction operations recorded in 2011 related to these three acquisitions is as follows:

	Revenues	Income from Construction Operations
(in thousands)
Three months ended June 30, 2011	$184,494	$3,865

Six months ended June 30, 2011	$253,859	$6,181

Unaudited pro forma results of operations

The following pro forma financial information presents the results of the Company assuming the acquisitions of Fisk, Anderson and Frontier-Kemper all took place on January 1, 2010.

Pro Forma (unaudited)	Three Months Ended
	June 30, 2011	June 30, 2010
(in thousands, except per share data)
Revenues	$858,255	$1,089,557
Income from Construction Operations	$42,094	$60,858
Net Income	$22,664	$34,123

Basic earnings per common share	$0.48	$0.70
Diluted earnings per common share	$0.47	$0.69

Pro Forma (unaudited)	Six Months Ended
	June 30, 2011	June 30, 2010
(in thousands, except per share data)
Revenues	$1,600,435	$2,091,948
Income from Construction Operations	$68,691	$98,489
Net Income	$33,743	$55,246

Basic earnings per common share	$0.72	$1.13
Diluted earnings per common share	$0.70	$1.12

The pro forma results have been prepared for comparative purposes only and include certain adjustments such as (i) interest expense on acquisition debt; (ii) adjustments to depreciation expense resulting from the adjustment of fixed asset bases to fair value at acquisition; (iii) additional amortization expense related to identifiable intangible assets arising from the acquisitions; (iv) elimination of acquisition related expenses incurred;  and (v) to reflect a statutory income tax rate on the pretax income of Fisk, Anderson and Frontier-Kemper, as well as on the applicable pro forma adjustments made.  The pro forma results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisitions been in effect on January 1, 2010 or of future results.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(4)	Cash, Cash Equivalents and Restricted Cash

Cash and Cash Equivalents, as reported in the accompanying Consolidated Condensed Balance Sheets, consist of amounts held by the Company that are available for general corporate purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses, including future distributions to joint venture partners.  Restricted Cash is primarily held to secure insurance-related  contingent obligations, such as insurance claim deductibles, in lieu of letters of credit.  At June 30, 2011 and December 31, 2010, Cash and Cash Equivalents and Restricted Cash consisted of the following (in thousands):

	June 30, 2011	December 31, 2010

Corporate Cash and Cash Equivalents	$342,454	$455,464

Company's share of joint venture Cash and Cash Equivalents	78,524	15,914
Total Cash and Cash Equivalents	$420,978	$471,378

Restricted Cash	$32,443	$23,550

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(5)	Fair Value Measurements

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements at June 30, 2011 Using
	Total Carrying Value at June 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and Cash Equivalents (1)	$420,978	$420,978	$-	$-
Restricted Cash (1)	32,443	32,443	-	-
Short-term investments (2)	1,154	1,154	-	-
Long-term Investments – Auction rate securities (3)	88,129	-	-	88,129
Total	$542,704	$454,575	$-	$88,129

		Fair Value Measurements at December 31, 2010 Using
	Total Carrying Value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and Cash Equivalents (1)	$471,378	$471,378	$-	$-
Restricted Cash (1)	23,550	23,550	-	-
Short-term investments (2)	28	28	-	-
Long-term Investments – Auction rate securities (3)	88,129	-	-	88,129
Total	$583,085	$494,956	$-	$88,129

(1)
Cash, Cash Equivalents and Restricted Cash consist primarily of money market funds with original maturity dates of three months or less, for which fair value is determined through quoted market prices.

(2)
Short-term Investments are included in Other Current Assets and consist of certificates of deposit with original maturity dates in excess of three months and an S&P 500 index mutual fund.   The fair values are determined through quoted market prices.

(3)
At June 30, 2011 and December 31, 2010, the Company had $88.1 million invested in auction rate securities (“ARS”) which the Company considers as available-for-sale.  The majority of the ARS held by the Company at June 30, 2011, are in securities collateralized by student loan portfolios, totaling $67.9 million, which are guaranteed by the U.S. government.  Additional amounts totaling $12.2 million are invested in securities collateralized by student loan portfolios, which are privately insured.  The remainder of the securities, totaling $8.0 million, is invested in tax-exempt bonds.  Most of the Company’s ARS are rated AAA or AA.  The Company estimated the fair value of its ARS utilizing an income approach valuation model which considered, among other items, the following inputs: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default or repurchase at par for each period.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(5)	Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2011 and 2010 are as follows (in thousands):

Auction Rate Securities

Balance at December 31, 2010	$88,129
Purchases	-
Settlements	-
Balance at March 31, 2011	88,129
Purchases	-
Settlements	-
Balance at June 30, 2011	$88,129

Auction Rate Securities

Balance at December 31, 2009	$101,201
Purchases	-
Settlements	(375)
Balance at March 31, 2010	100,826
Purchases	-
Settlements	(150)
Impairment charge included in Other Income (Expense), net	(360)
Balance at June 30, 2010	$100,316

Due to the Company’s belief that the market for both government-backed and privately insured student loans, as well as for tax-exempt municipal bonds, may take in excess of twelve months to fully recover, the Company has classified its $88.1 million investment in these securities as non-current and this amount is included in Long-term Investments in the Consolidated Condensed Balance Sheet at June 30, 2011.

The carrying amount of Cash and Cash Equivalents approximates fair value due to the short-term nature of these items. The carrying value of receivables, payables, other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, is estimated to approximate fair value.  Of the Company’s Long-term Debt, the fair value of the fixed rate senior unsecured notes as of June 30, 2011 is $285.8 million, compared to its carrying value of $297.9 million.  The fair value of the senior unsecured notes was estimated based on market quotations at June 30, 2011.  For the remainder of the Company’s Long-term Debt, the carrying value is estimated to approximate fair value.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(6)	Goodwill and Intangible Assets

There were no changes in the carrying amount of Goodwill and Intangible Assets during the six months ended June 30, 2011, except in connection with the acquisitions of Fisk, Anderson and Frontier (see Note 3), as shown in the tables below (in thousands):

	Building	Civil	Management Services	Total

Gross Goodwill	$402,926	$319,254	$66,638	$788,818
Accumulated impairment	(146,847)	-	(20,051)	(166,898)
Balance at December 31, 2010	256,079	319,254	46,587	621,920
Goodwill recorded in connection with the acquisitions of Fisk, Anderson and Frontier-Kemper	63,309	5,848	-	69,157
Balance at June 30, 2011	$319,388	$325,102	$46,587	$691,077

Intangible Assets consist of the following (in thousands):

	As of June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Trade names	$123,350	$-	$123,350
Contractor license	5,320	-	5,320
Customer relationships	36,600	(8,771)	27,829
Construction contract backlog	39,140	(35,433)	3,707
Total	$204,410	$(44,204)	$160,206

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Trade names	$101,250	$-	$101,250
Contractor license	5,320	-	5,320
Customer relationships	31,700	(7,113)	24,587
Construction contract backlog	34,540	(33,146)	1,394
Total	$172,810	$(40,259)	$132,551

Amortization expense for the three and six month periods ended June 30, 2011 was $2.2 million and $3.9 million, respectively.  Amortization expense for the three and six month periods ended June 30, 2010 was $2.0 million and $4.3 million, respectively.  As of June 30, 2011, amortization expense is estimated to be $3.7 million for the remainder of 2011, $5.0 million in 2012, $3.3 million in 2013 and 2014, $2.7 million in 2015 and $13.5 million thereafter.

(7)	Contingencies and Commitments

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

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(7)	Contingencies and Commitments (continued)

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

Between 2005 and 2010, the court granted certain Joint Venture motions and LAMTA capitulated on others which reduced the number of false claims LAMTA may seek and limited LAMTA’s claims for damages and penalties.  In September 2010, LAMTA dismissed its remaining claims and agreed to pay the entire amount of the Joint Venture’s remaining claims plus interest.   The Court subsequently entered judgment in favor of TSP and against LAMTA in the amount of $3 million.  This amount is after deducting the amount of $0.5 million, representing the tunnel handrail verdict plus accrued interest against TSP.  The parties have filed post-trial motions for costs and fees, which have been submitted to the Court.  In April 2011, TSP filed a notice of appeal regarding the false claims jury verdict on the tunnel handrail claim and other issues, and LAMTA subsequently filed its notice of cross-appeal.  The appeal of this case is expected to take at least a year.

The Company does not expect this matter to have any material adverse effect on its consolidated financial statements.

Perini/Kiewit/Cashman Joint Venture-Central Artery/Tunnel Project Matter

Perini/Kiewit/Cashman Joint Venture (“PKC”), a joint venture in which the Company holds a 56% interest and is the managing partner, is currently pursuing a series of claims, instituted at different times over the course of the past ten years, for additional contract time and/or compensation against the Massachusetts Highway Department (“MHD”) for work performed by PKC on a portion of the Central Artery/Tunnel (“CA/T”) project in Boston, Massachusetts.  During construction, MHD ordered PKC to perform changes to the work and issued related direct cost changes with an estimated value, excluding time delay and inefficiency costs, in excess of $100 million. In addition, PKC encountered a number of unforeseen conditions during construction that greatly increased PKC’s cost of performance. MHD has asserted counterclaims for liquidated damages and backcharges.

Certain of PKC’s claims have been presented to a Disputes Review Board (“DRB”) which consists of three construction experts chosen by the parties. To date, four DRB panels have issued twelve awards and several interim decisions in favor of PKC’s claims, amounting to total awards to PKC in excess of $127 million, of which $109 million were binding awards.

In December 2010, the Suffolk County Superior Court granted MHD’s motion for summary judgment to vacate the Third DRB Panel’s award to PKC for approximately $55 million.  The Court granted the motion on the grounds that the arbitrators do not have authority to decide whether particular claims are subject to the arbitration provision of the contract.  PKC also filed a motion for reconsideration in the trial court which was denied.  MHD has also moved to vacate approximately $12 million of the Fourth DRB Panel’s total awards to PKC on the same arbitrability basis that the Third DRB’s awards were vacated.  In April 2011, PKC filed a notice of appeal regarding the Court’s ruling.

Subject to the results of further proceedings as a result of the Court’s decision with respect to the Third DRB Panel’s award to PKC, it is PKC’s position that the remaining claims to be decided by the DRB on a binding and non-binding basis have an anticipated value of approximately $4.5 million, plus interest.  Hearings before the DRB are scheduled to continue through 2011.

Management has made an estimate of the anticipated recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(7)	Contingencies and Commitments (continued)

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

In May 2011, the NYSDOT filed a motion to dismiss the Company’s claim on the grounds that the Company had not provided required documentation for project closeout and filing of a claim.  The Company and the NYSDOT agreed that the Company would re-file it subject to the NYSDOT’s agreement on a reasonable time frame to acknowledge that the final payment is due and that the Company has now provided all required documentation.

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

The arbitration process is proceeding.  Queensridge simultaneously filed a motion for reconsideration of the Supreme Court’s denial of Queensridge’s appeal relating to the resolved spoliation issue.  The Nevada Supreme Court has denied Queensridge’s appeal.  In March 2011, Queensridge filed a motion for an en banc hearing on this matter.  The Nevada Supreme Court denied Queensridge’s motion in July 2011.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(7)	Contingencies and Commitments (continued)

In April 2011, the American Arbitration Association granted PBC’s request for consolidation of claims.  All claims will be arbitrated.

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

The parties have scheduled expert depositions through September 2011 and intend to discuss settlement thereafter.

Management has made an estimate of the total anticipated recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Fontainebleau Matter

Desert Mechanical, Inc., (formerly known as Desert Plumbing & Heating Co.) (“DMI”) and Fisk, wholly owned subsidiaries of the Company, were subcontractors on the Fontainebleau Project in Las Vegas (“Fontainebleau”), a hotel/casino complex with approximately 3,800 rooms.  In June 2009, Fontainebleau filed for bankruptcy protection, under Chapter 11 of the U.S. Bankruptcy Code, in the Southern District of Florida.  Fontainebleau is headquartered in Miami, Florida.

DMI and Fisk filed liens in Nevada for approximately $44 million, representing unreimbursed costs to date and lost profits, including anticipated profits.  Other unaffiliated subcontractors have also filed liens. In June 2009, DMI filed suit against Turnberry West Construction, Inc. (“Turnberry”), the general contractor, in the 8th Judicial District Court, Clark County, Nevada, seeking damages based on contract theories. In April 2010, the court entered a default judgment in favor of DMI and against Turnberry for Turnberry’s failure to answer the DMI complaint and in May 2010, the court entered an order on the default judgment in favor of DMI for approximately $45 million.  DMI is uncertain as to Turnberry’s present financial condition.

In January 2010, the Bankruptcy Court approved the sale of the property to Icahn Nevada Gaming Acquisition, LLC and this transaction closed in February 2010.  As a result of a July 2010 ruling relating to certain priming liens there is now approximately $125 million set aside from this sale, which is available for distribution to satisfy the creditor claims based on seniority.  The total estimated sustainable lien amount is approximately $350 million.  The project lender filed suit against the mechanic’s lien claimants, including DMI and Fisk, alleging that certain mechanic’s liens are invalid and that all mechanic’s liens are subordinate to the lender's claims against the property.  Mediation efforts to resolve lien priority have been unsuccessful.  The Nevada Supreme Court has agreed to hear the case and rule on the issue of lien priority, which once received will be referred to the Bankruptcy Court for further proceedings.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(7)	Contingencies and Commitments (continued)

Management has made an estimate of the total anticipated recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

MGM CityCenter Matter

Perini Building Company, Inc., a wholly owned subsidiary of the Company, contracted with MGM MIRAGE Design Group (“MGM”) in March 2005 to construct the CityCenter project in Las Vegas, Nevada (the “Project”).  The Project, which encompasses nineteen separate contracts, is a 66-acre urban mixed use development consisting of hotels, condominiums, retail space and a casino.

The Company achieved substantial completion of the Project in December 2009, and MGM opened the Project to the public on the same date.  In March 2010, the Company filed suit against MGM and certain other property owners in the Clark County District Court alleging (1) breach of contract, (2) breach of the implied covenant of good faith and fair dealing, (3) tortious breach of the implied covenant of good faith and fair dealing, (4) unjust enrichment, (5) fraud and intentional misrepresentation, (6) foreclosure of mechanic’s lien, and (7) claim of priority.  In March 2010, the Company also filed a $491 million mechanic’s lien against the Project.

In a Current Report on Form 8-K filed by MGM in March 2010, and in subsequent communications issued, MGM has asserted that it believes it owes substantially less than the claimed amount and that it has claims for losses in connection with the construction of the Harmon Hotel and is entitled to unspecified offsets for other work on the Project. According to MGM, the total of the offsets and the Harmon Hotel claims exceed the amount claimed by the Company.  MGM’s filing and subsequent communications do not specify in any detail the basis for MGM’s belief that it has such claims against the Company.

In May 2010, MGM filed a counterclaim and third party complaint against the Company and its subsidiary Perini Building Company.  In June 2010, MGM filed its First Amended Third Party Complaint in which MGM removed certain causes of actions against the Company.  The court granted the Company and MGM’s joint motion to consolidate all subcontractor initiated actions into the main CityCenter lawsuit.  Trial was scheduled for September 2011, but will likely be postponed since the Nevada Supreme Court stayed the case in November 2010, in response to MGM’s request after an adverse ruling against MGM to disqualify MGM’s local counsel.

In public statements, MGM asserted its intent to enter into settlement discussions directly with subcontractors under contract with the Company.  As of June 2011, MGM has reached agreements with subcontractors to settle at a discount $268 million of amounts previously billed to MGM.  The Company has reduced amounts included in revenues, cost of construction operations, accounts receivable and accounts payable for the reduction in subcontractor pass-through billings.  At June 30, 2011, the Company had approximately $222 million recorded as contract receivables for amounts due and owed to the Company and its subcontractors.  Included in the Company’s receivables are pass-through subcontractor billings for contract work and retention, and other requests for equitable adjustment for additional work in the amount of $89 million.   As pass-through subcontractor billings are settled, the Company will reduce its mechanic’s lien as appropriate. As of June 30, 2011, the Company’s mechanic’s lien has been reduced to $313 million, and this amount will not change until the Court stay is lifted.  In the event MGM reaches additional settlements with subcontractors for amounts less than currently due and the settlement is agreed to by the Company, the Company will reduce amounts included in revenues, cost of construction operations, accounts receivable and accounts payable for the reduction in subcontractor pass-through billings, which the Company would not expect to have an impact on recorded profit.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(7)	Contingencies and Commitments (continued)

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

Honeywell Street/Queens Boulevard Bridges Matter

In 1999, the Company was awarded a contract for reconstruction of the Honeywell Street/Queens Boulevard Bridges (the “Project”) for the City of New York (the “City”).  In June 2003, after substantial completion of the Project, the Company initiated an action to recover $8.75 million in claims from the City on behalf of itself and its subcontractors. In February 2010, the Company initiated a second action in the Supreme Court of the State of New York to recover an additional $0.7 million in claims against the City for unpaid retention.  In March 2010, the City filed counterclaims for $74.6 million and other relief, alleging fraud in connection with the DBE requirements for the Project. In May 2010, the Company served the City with its response to the City’s counterclaims and affirmative defenses.   Parties are discussing settlement possibilities.  No trial date has been set.

The Company does not expect this matter to have any material adverse effect on its consolidated financial statements.

Westgate Planet Hollywood Matter

Tutor-Saliba Corporation (“TSC”), a wholly owned subsidiary of the Company, contracted to construct a time share development in Las Vegas (the “Project”) which was substantially completed in December 2009.  The Company’s claims against the owner, Westgate Planet Hollywood Las Vegas, LLC (“WPH”), relate to unresolved owner change orders and other claims.  The Company filed a lien on the project in April 2010 in the amount of $19.3 million, and filed its complaint in May 2010 with the District Court, Clark County, Nevada.  Included in the Company’s receivables are pass-through subcontractor billings for contract work and retention of approximately $12 million. Several subcontractors have also recorded liens, some of which have been released by bonds and some of which have been released as a result of subsequent payment.  Westgate has posted a mechanic’s lien release bond for $22.3 million.

WPH filed a cross-complaint alleging non-conforming and defective work for approximately $51 million, primarily related to alleged defects, misallocated costs, and liquidated damages.  Some or all of the allegations will be defended by counsel appointed by TSC’s insurance carrier.

TSC filed an amended complaint in May 2011, which increases TSC’s claim to $22.3 million, and replaces the cause of action to foreclose its mechanic’s lien with an action against WPH’s lien release bond.

The Court entered an order setting this case for mediation in October 2011, and a trial is set for September 2012.   The Company does not expect this matter to have any material adverse effect on its consolidated financial statements.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(7)	Contingencies and Commitments (continued)

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

The Company has tendered its claim to the NYCTA Owner Controlled Insurance Program (“OCIP”) and to Chartis Claims, Inc. (“Chartis”), its insurance carrier.  Coverage was denied in January 2011.  The OCIP and general liability carriers have filed a declaratory relief action against the Company seeking court determination that no coverage is afforded under their policies.  The Company believes it has legal entitlement to recover costs under the policies and intends to defend and pursue its claim against the carriers for breach of contract and appropriate associated causes of action.  The Company filed a lawsuit against certain underwriters at Lloyds, London, the excess carrier, Illinois National Insurance Company, the insurance company of the state of Pennsylvania, and National Union Fire Insurance Company of Pittsburgh, Pennsylvania, with respect to this claim in the Commonwealth of Massachusetts, Suffolk County Superior Court, in June 2011.

Management has made an estimate of the total anticipated recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Brightwater Matter

In 2006, the Department of Natural Resources and Parks Wastewater Treatment Division of King County (“King County”), as Owner, and Vinci Construction Grands Projects/Parsons RCI/Frontier-Kemper, Joint Venture (“VPFK”), as Contractor, entered into a contract to construct the Brightwater Conveyance System and tunnel sections (the “Project”) in Washington State. Frontier-Kemper, a wholly owned subsidiary of the Company, is a 20% minority partner in the joint venture.

In April 2010, King County filed a lawsuit alleging damages in the amount of $74 million, plus costs, for VPFK’s failure to complete specified components of the project in the King County Superior Court, State of Washington. Shortly thereafter, VPFK filed a counterclaim in the amount of approximately $75 million, seeking reimbursement for additional costs incurred as a result of differing site conditions, King County’s defective specifications, for damages sustained on VPFK’s tunnel boring machines (“TBM”), and increased costs as a result of hyperbaric interventions. VPFK’s claims related to differing site conditions, defective design specifications and damages to the TBM were presented to a Dispute Resolution Board (“DRB”). The DRB recommendations, dated August 1, 2011, generally found that King County was liable to VPFK for VPFK’s claims for encountering differing site conditions, including damages to the TBM, but not on VPFK’s alternative theory of defective specifications. King County has proposed the parties mediate the hyperbaric work claim. VPFK agreed to this request.

Discovery is expected to continue through June 2012. The original trial date was continued by stipulation to September 2012.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(7)	Contingencies and Commitments (continued)

The ultimate financial impact of King County’s lawsuit is not yet determinable.  Management has made an estimate of the total anticipated recovery on the submitted claims and it is included in revenue recorded to date.  To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

(8)	Common Stock Repurchase Program

The Company’s Common Stock repurchase program expired on March 31, 2011.  There were no repurchases of Common Stock made under the program during the three and six month periods ended June 30, 2011.  During the three and six month periods ended June 30, 2010, the Company repurchased 617,091 shares under the program for an aggregate purchase price of $11.2 million.  On a cumulative basis during 2009 and 2010, the Company repurchased 4,168,238 shares under the program for an aggregate purchase price of $71.2 million, or an average purchase price per share of $17.08.

(9)	Stock-Based Compensation

For the three and six month periods ended June 30, 2011, the Company recognized total compensation expense of $3.5 million and $7.1 million, respectively, related to stock-based compensation awards, which is included in General and Administrative Expenses in the Consolidated Condensed Statements of Operations.  For the three and six month periods ended June 30, 2010 the Company recognized total compensation expense of $3.6 million and $7.5 million, respectively, related to stock-based compensation awards.

Restricted Stock Awards
Restricted stock awards vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain pre-established pre-tax income performance targets.  Upon vesting, each award is exchanged for one share of the Company’s Common Stock.  As of June 30, 2011, the Compensation Committee has approved the grant of an aggregate of 3,952,500 restricted stock awards to eligible participants.

In March 2011, the Compensation Committee established the 2011 pre-tax income performance targets for 269,998 restricted stock units awarded in 2009 and 2010.  The grant date fair value for these shares was determined based on the closing price of the Company’s Common Stock on the date the performance criteria was established.

For the three and six month periods ended June 30, 2011, the Company recognized compensation expense of $2.6 million and $5.3 million, respectively, related to restricted stock awards.  As of June 30, 2011 there was $13.4 million of unrecognized compensation cost related to the unvested awards which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 2.0 years. A summary of restricted stock awards activity under the plan for the six months ended June 30, 2011 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Granted and Unvested - January 1, 2011	1,220,833	$21.62	$26,138,035
Vested	(183,333)	20.64	3,751,992
Granted	269,998	24.36	5,178,562
Forfeited	(30,000)	26.19	-
Total Granted and Unvested	1,277,498	22.21	24,502,412
Approved for grant	431,669	(a)	8,279,411
Total Awarded and Unvested - June 30, 2011	1,709,167	n.a.	32,781,823

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(9)	Stock-Based Compensation (continued)

The outstanding unvested awards at June 30, 2011 are scheduled to vest as follows, subject where applicable to the achievement of performance targets.  As described above, certain performance targets are not yet established.

Number
Vesting Date	of Awards

2011	50,000
2012	294,998
2013	1,152,500
2014	211,669
Total	1,709,167

Approximately 100,000 of the unvested awards will vest based on the satisfaction of service requirements and 1,609,167 will vest based on the satisfaction of both service requirements and the achievement of pre-tax income performance targets.

Stock Options
There were no stock options granted during the six months ended June 30, 2011; however, the Compensation Committee did establish the respective 2011 pre-tax income performance target for 150,000 stock options awarded in 2009.  The exercise price of the options is equal to the closing price of the Company’s Common Stock on the date the awards were approved by the Compensation Committee.  The options expire on May 28, 2019.

For the three and six month periods ended June 30, 2011, the Company recognized compensation expense of $0.9 million and $1.8 million, respectively, related to stock option grants.  As of June 30, 2011, there was $5.0 million of unrecognized compensation expense related to the outstanding options which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 2.1 years.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(9)	Stock-Based Compensation (continued)

A summary of stock option activity under the plan for the six months ended June 30, 2011 is as follows:

		Weighted Average
	Number of Shares	Grant Date Fair Value	Exercise Price
Total Awarded and Outstanding - January 1, 2011	1,040,000	$11.18	$20.50
Granted	150,000	13.35	20.33
Forfeited	(30,000)	14.84	26.19
Total Granted and Outstanding	1,160,000	11.37	20.33
Approved for grant	300,000	(a)	20.33
Total Awarded and Outstanding - June 30, 2011	1,460,000	n.a.	20.33

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

Approximately 710,000 of the outstanding options will vest based on the satisfaction of service requirements and 750,000 will vest based on the satisfaction of both service requirements and the achievement of pre-tax income performance targets.

The outstanding options had an intrinsic value of $2.0 million and a weighted average remaining contractual life of 7.5 years at June 30, 2011.  There were 300,000 options exercisable at June 30, 2011 at a weighted average exercise price of $20.33 per share.

The fair value of the third tranche of the 2009 awards, amounting to 150,000 options, was determined using the Black-Scholes option pricing model using the following key assumptions:

Risk-free interest rate	2.74%
Expected life of options	6.5 yearss
Expected volatility of underlying stock	46.94%
Expected quarterly dividends (per share)	$0.00

(10)	Financial Commitments

7.625% Senior Notes due 2018

On October 20, 2010, the Company completed a private placement offering of $300 million in aggregate principal amount of its 7.625% senior unsecured notes due November 1, 2018 (the “Senior Notes”).  The Senior Notes were priced at 99.258%, resulting in a yield to maturity of 7.75%.  The Senior Notes were made available in a private offering that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).  The private placement of the Senior Notes resulted in proceeds to the Company of approximately $293.2 million after a debt discount of $2.2 million and initial debt issuance costs of $4.6 million. The Senior Notes were issued pursuant to an indenture (the “Indenture”), dated as of October 20, 2010 by and among the Company, its subsidiary guarantors and Wilmington Trust FSB, as trustee (the “Trustee”).

The Senior Notes mature on November 1, 2018, and bear interest at a rate of 7.625% per annum, payable semi-annually in cash in arrears on May 1 and November 1 of each year, beginning on May 1, 2011.  The Senior Notes are senior unsecured obligations of the Company and are guaranteed by substantially all of the Company’s existing and future subsidiaries that guarantee obligations under the Company’s Amended Credit Agreement.

In April 2011, the Company filed an amended registration statement with the Securities and Exchange Commission with respect to an offer to exchange the Senior Notes for a new issue of debt securities registered under the Securities Act (the “Exchange Offer”), with terms substantially identical to those of the Senior Notes, (except for provisions relating to the transfer restrictions and payment of additional interest), and to keep the Exchange Offer open for at least 30 business days (the “Registration Statement”).  The Registration Statement was consummated in June 2011.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(10)	Financial Commitments (continued)

Amended Credit Agreement

On August 3, 2011, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Credit Agreement”), as Borrower, with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the “Lender”).  The Credit Agreement amends and restates in its entirety an existing Fourth Amended and Restated Credit Agreement dated May 4, 2011 among the Company, as Borrower, and the Lender, as Administrative Agent (the “Existing Agreement”), which provided for a $260 million revolving credit facility and an additional $99.6 million under a supplemental facility.

The Credit Agreement replaces the Existing Agreement and allows the Company to borrow up to $300 million on a revolving credit basis (the “Revolving Facility”), with a $50 million sublimit for letters of credit, and an additional $200 million term loan (the “Term Loan”).  Subject to certain conditions, the Company has the option to increase the base facility by up to an additional $50 million.  Substantially all of the Company’s subsidiaries unconditionally guarantee the obligations of the Company under the Credit Agreement.  The obligations under the Credit Agreement are secured by a lien on all personal property of the Company and its subsidiaries party thereto.  Amounts outstanding under the Credit Agreement bear interest at a rate equal to, at the Company's option, (a) the adjusted British Bankers Association LIBOR rate, as defined, plus 200 to 300 basis points (floor of 200 basis points) based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA or (b) the higher of the Federal Funds Rate plus 50 basis points, or the prime rate announced by Bank of America, N.A., plus up to 200 basis points based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA.  In addition, the Company has agreed to pay quarterly facility fees ranging from 0.375% to 0.50% per annum of the unused portion of the credit facility.  Any outstanding loans under the Revolving Facility mature on August 3, 2016, while the Term Loan includes annual installments of principal and interest payable over a five-year period.

Similar to the Existing Agreement, the Credit Agreement requires the Company to comply with certain financial and other covenants including minimum net worth, minimum fixed charge coverage and maximum leverage ratios.  The Company is currently in compliance with the covenants of the Credit Agreement.

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

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(10)	Financial Commitments (continued)

The Company had $200 million of outstanding borrowings under its Revolving Facility as of June 30, 2011 and no outstanding borrowings as of December 31, 2010.  The Company utilized the Revolving Facility for letters of credit in the amount of $3.0 million and $0.2 million as of June 30, 2011 and December 31, 2010, respectively.  Accordingly, at June 30, 2011, the Company had $156.6 million available to borrow under the Existing Agreement, including the Supplemental Facility.

Debt Agreements from Recent Acquisitions

In connection with the acquisition of Frontier-Kemper (see Note 3), the Company assumed approximately $52 million of debt of which approximately $35 million was paid off upon the closing of the transaction.  Substantially all of the debt remaining exists in the form of a promissory note payable from Frontier-Kemper to the former sole shareholder of Frontier-Kemper in the amount of $17.3 million (the “Frontier-Kemper Seller Note”).  Interest under the Frontier-Kemper Seller Note accrues at the rate of 2% per annum with all accrued but unpaid interest payable on September 30, 2011.  Additionally, the Frontier-Kemper Seller Note contains an indemnification provision allowing the Company to offset balances against the principal due under certain circumstances. The Frontier-Kemper Seller Note matures on December 31, 2011.  The Company may prepay all or any portion of the Frontier-Kemper Seller Note at any time without premium or penalty.

In connection with the July 1, 2011 acquisitions of Lunda Construction Company (“Lunda”) and GreenStar Services Corporation (“GreenStar”), the Company issued additional promissory notes.  The material terms of the promissory notes are described in further detail in Note 16.

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

(11)	Earnings per Common Share

Basic earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per common share was similarly computed after giving consideration to the dilutive effect of stock options and restricted stock awards outstanding on the weighted average number of common shares outstanding. The computations of diluted earnings per common share for the three and six month periods ended June 30, 2011 exclude 405,000 stock options because the awards would have an antidilutive effect.  The computations of diluted earnings per common share for the three and six month periods ended June 30, 2010 exclude 585,000 stock options because the awards would have an antidilutive effect.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(12)	Business Segments

The following tables set forth certain business segment information relating to the Company’s operations for the three and six month periods ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	Revenues	Income from Construction Operations	Revenues	Income from Construction Operations

Building	$599,977	$24,921	$663,157	$29,686
Civil	141,442	15,283	197,431	29,720
Management Services	78,439	6,519	53,788	6,848
	819,858	46,723	914,376	66,254
Corporate *	-	(9,688)	-	(10,403)
Total	$819,858	$37,035	$914,376	$55,851

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Revenues	Income from Construction Operations	Revenues	Income from Construction Operations

Building	$1,040,406	$38,039	$1,349,441	$61,996
Civil	270,267	27,397	322,091	38,010
Management Services	124,474	9,160	107,919	9,941
	1,435,147	74,596	1,779,451	109,947
Corporate *	-	(19,048)	-	(19,939)
Total	$1,435,147	$55,548	$1,779,451	$90,008

* Consists primarily of corporate general and administrative expenses.

(13)	Employee Pension Plans

The Company has a defined benefit pension plan and an unfunded supplemental retirement plan.  Effective June 1, 2004, all benefit accruals under the Company’s pension plan were frozen; however, the current vested benefit was preserved.  The pension disclosure presented below includes aggregated amounts for both of the Company’s plans. The following table sets forth the net periodic benefit cost by component for the three and six month periods ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest cost	$1,108	$1,139	$2,216	$2,279
Expected return on plan assets	(1,254)	(1,241)	(2,509)	(2,483)
Amortization of net loss	992	612	1,984	1,224

Net periodic benefit cost	$846	$510	$1,691	$1,020

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(13)	Employee Pension Plans (continued)

The Company contributed $1.4 million and $1.1 million to its defined benefit pension plan during the six month periods ended June 30, 2011 and 2010, respectively.  The Company expects to contribute an additional $2.8 million to its defined benefit pension plan during the remainder of fiscal year 2011.

(14)	Related Party Transactions

The Company leases certain facilities from Ronald N. Tutor, the Company’s Chairman and Chief Executive Officer, and an affiliate owned by Mr. Tutor under non-cancelable operating lease agreements with monthly payments of $0.2 million, which increase at 3% per annum beginning August 1, 2009 and expire on July 31, 2016.  Lease expense for these leases, recorded on a straight-line basis, was $1.2 million for each of the six month periods ended June 30, 2011 and June 30, 2010, and $0.6 million for each of the three month periods ended June 30, 2011 and 2010.

The Vice Chairman of O&G Industries, Inc. (“O&G”) is a director of the Company.  O&G occasionally participates in joint ventures with the Company.  The Company’s share of revenues related to these joint ventures amounted to $1.9 million (or less than 1%) and $6 thousand (or less than 1%) for the six months ended June 30, 2011 and 2010, respectively, and $0.4 million and $0 for the three months ended June 30, 2011 and 2010, respectively.  O&G’s cumulative holdings of the Company’s stock as of June 30, 2011 and 2010 were 600,000 shares, or 1.27% of total common shares outstanding at June 30, 2011.

(15)	Separate Financial Information of Subsidiary Guarantors of Indebtedness

As discussed in Note 10, the Company’s obligation to pay principal and interest on its 7.625% Senior Notes due November 1, 2018, is guaranteed on a joint and several basis by substantially all of the Company’s existing and future subsidiaries that guarantee obligations under the Company’s Existing Agreement, with certain exceptions (the “Guarantors”).  The guarantees are full and unconditional and the Guarantors are 100%-owned by the Company.  Fisk and Anderson were added as Guarantors in May 2011.  The following supplemental condensed consolidating financial information reflects the summarized financial information of the Company as the issuer, the Guarantors and the Company’s non-guarantor subsidiaries on a combined basis.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET - JUNE 30, 2011 (UNAUDITED)
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and Cash Equivalents	$344,168	$54,145	$22,665	$-	$420,978
Restricted Cash	26,967	4,853	623	-	32,443
Accounts Receivable	109,174	916,670	63,484	(68,058)	1,021,270
Costs and Estimated Earnings in Excess of Billings	105,683	94,207	15,227	-	215,117
Deferred Income Taxes	3,516	298	7,626	-	11,440
Other Current Assets	20,177	17,150	24,762	(9,229)	52,860
Total Current Assets	609,685	1,087,323	134,387	(77,287)	1,754,108

Long-term Investments	88,129	-	-	-	88,129
Property and Equipment, net	44,435	331,447	48,987	-	424,869
Intercompany Notes and Receivables	29,865	538,572	(8,843)	(559,594)	-
Other Assets:
Goodwill	-	685,229	5,848	-	691,077
Intangible Assets, net	-	160,206	-	-	160,206
Investment in Subsidiaries	1,921,902	95	249	(1,922,246)	-
Other	11,871	7,991	1,106	-	20,968
	$2,705,887	$2,810,863	$181,734	$(2,559,127)	$3,139,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$2,427	$11,259	$18,727	$-	$32,413
Accounts Payable	32,099	645,453	20,684	(68,058)	630,178
Billings in Excess of Costs and Estimated Earnings	36,305	217,121	41,587	-	295,013
Accrued Expenses	4,550	72,097	29,693	(9,229)	97,111
Total Current Liabilities	75,381	945,930	110,691	(77,287)	1,054,715

Long-term Debt, less current maturities	519,326	85,611	1,032	-	605,969
Deferred Income Taxes	77,407	503	5,688	-	83,598
Other Long-term Liabilities	42,732	5,308	-	-	48,040

Contingencies and Commitments

Intercompany Notes and Advances Payable	644,006	(76,856)	(7,556)	(559,594)	-

Stockholders’ Equity	1,347,035	1,850,367	71,879	(1,922,246)	1,347,035

	$2,705,887	$2,810,863	$181,734	$(2,559,127)	$3,139,357

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

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2011
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$67,629	$763,017	$13,526	$(24,314)	$819,858
Cost of Operations	57,737	691,348	7,877	(24,314)	732,648

Gross Profit	9,892	71,669	5,649	-	87,210

General and Administrative Expenses	15,247	33,540	1,388	-	50,175

INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	(5,355)	38,129	4,261	-	37,035

Equity in Earnings of Subsidiaries	27,297	-	-	(27,297)	-
Other Income (Expense), net	77	1,106	49	-	1,232
Interest Expense	(6,693)	(521)	(38)	-	(7,252)

Income before Income Taxes	15,326	38,714	4,272	(27,297)	31,015

(Provision) Credit for Income Taxes	4,368	(14,130)	(1,559)	-	(11,321)

NET INCOME	$19,694	$24,584	$2,713	$(27,297)	$19,694

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2010
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$156,802	$784,290	$(6)	$(26,710)	$914,376
Cost of Operations	125,328	720,319	(3,473)	(26,710)	815,464

Gross Profit	31,474	63,971	3,467	-	98,912

General and Administrative Expenses	14,315	28,511	235	-	43,061

INCOME FROM CONSTRUCTION OPERATIONS	17,159	35,460	3,232	-	55,851

Equity in Earnings of Subsidiaries	20,955	-	-	(20,955)	-
Other Income (Expense), net	2,122	(3,225)	1	-	(1,102)
Interest Expense	(773)	(2,351)	(120)	-	(3,244)

Income before Income Taxes	39,463	29,884	3,113	(20,955)	51,505

Provision for Income Taxes	(6,738)	(10,911)	(1,131)	-	(18,780)

NET INCOME	$32,725	$18,973	$1,982	$(20,955)	$32,725

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2011
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$152,987	$1,309,511	$13,526	$(40,877)	$1,435,147
Cost of Operations	128,653	1,192,048	5,650	(40,877)	1,285,474

Gross Profit	24,334	117,463	7,876	-	149,673

General and Administrative Expenses	30,564	61,782	1,779	-	94,125

INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	(6,230)	55,681	6,097	-	55,548

Equity in Earnings of Subsidiaries	38,343	-	-	(38,343)	-
Other Income (Expense), net	1,103	(380)	62	-	785
Interest Expense	(13,329)	(1,040)	(38)	-	(14,407)

Income before Income Taxes	19,887	54,261	6,121	(38,343)	41,926

(Provision) Credit for Income Taxes	6,736	(19,805)	(2,234)	-	(15,303)

NET INCOME	$26,623	$34,456	$3,887	$(38,343)	$26,623

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2010
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$245,323	$1,601,927	$-	$(67,799)	$1,779,451
Cost of Operations	201,458	1,477,579	(6,832)	(67,799)	1,604,406

Gross Profit	43,865	124,348	6,832	-	175,045

General and Administrative Expenses	27,739	56,838	460	-	85,037

INCOME FROM CONSTRUCTION OPERATIONS	16,126	67,510	6,372	-	90,008

Equity in Earnings of Subsidiaries	43,169	-	-	(43,169)	-
Other Income (Expense), net	1,973	(2,731)	1	-	(757)
Interest Expense	(1,593)	(2,928)	(244)	-	(4,765)

Income before Income Taxes	59,675	61,851	6,129	(43,169)	84,486

Provision for Income Taxes	(6,017)	(22,579)	(2,232)	-	(30,828)

NET INCOME	$53,658	$39,272	$3,897	$(43,169)	$53,658

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2011
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated

Cash Flows from Operating Activities:
Net income	$26,623	$34,456	$3,887	$(38,343)	$26,623
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,694	13,788	503	-	16,985
Equity in earnings of subsidiaries	(38,343)	-	-	38,343	-
Stock-based compensation expense	7,085	-	-	-	7,085
Excess income tax benefit from stock-based compensation	(18)	-	-	-	(18)
Deferred income taxes	(1,149)	(126)	-	-	(1,275)
Loss on sale of equipment	-	146	-	-	146
Other long-term liabilities	(89)	(3,234)	-	-	(3,323)
Other non-cash items	(570)	(136)	(693)	-	(1,399)
Changes in other components of working capital	(38,617)	(94,577)	994	-	(132,200)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(42,384)	$(49,683)	$4,691	$-	$(87,376)

Cash Flows from Investing Activities:
Acquisitions, net of cash balance acquired	(161,711)	-	-	-	(161,711)
Business acquisition related payments	(3,000)	-	-	-	(3,000)
Acquisition of property and equipment	(1,877)	(19,207)	(1,087)	-	(22,171)
Proceeds from sale of property and equipment	20	3,360	42	-	3,422
Proceeds from sale of available-for-sale securities	-	7,388	-	-	7,388
Change in restricted cash	(3,417)	(403)	(2)	-	(3,822)
Investment in other activities	(2,725)	-	-	-	(2,725)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$(172,710)	$(8,862)	$(1,047)	$-	$(182,619)

Cash Flows from Financing Activities:
Proceeds from debt	207,275	50,900	-	-	258,175
Repayment of debt	(7,939)	(28,682)	-	-	(36,621)
Excess income tax benefit from stock-based compensation	18		-	-	18
Issuance of Common Stock and effect of cashless exercise	256		-	-	256
Debt issuance costs	(2,233)		-	-	(2,233)
Increase (decrease) in intercompany advances	139,729	(129,614)	(10,115)	-	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$337,106	$(107,396)	$(10,115)	$-	$219,595

Net Increase (Decrease) in Cash and Cash Equivalents	122,012	(165,941)	(6,471)	-	(50,400)
Cash and Cash Equivalents at Beginning of Year	222,156	220,086	29,136	-	471,378
Cash and Cash Equivalents at End of Period	$344,168	$54,145	$22,665	$-	$420,978

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2010
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net income	$53,658	$39,272	$3,897	$(43,169)	$53,658
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,760	12,971	158	-	15,889
Equity in earnings of subsidiaries	(43,169)	-	-	43,169	-
Stock-based compensation expense	7,477	-	-	-	7,477
Deferred income taxes	(2,125)	1	-	-	(2,124)
Loss on sale of equipment	2	432	-	-	434
Other long-term liabilities	(249)	(2,828)	-	-	(3,077)
Other non-cash items	182	-	-	-	182
Changes in other components of working capital	3,659	(55,296)	(8,118)	-	(59,755)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$22,195	$(5,448)	$(4,063)	$-	$12,684

Cash Flows from Investing Activities:
Business acquisition related payments	(3,000)	(3,734)	-	-	(6,734)
Acquisition of property and equipment	(394)	(7,894)	(221)	-	(8,509)
Proceeds from sale of property and equipment	5	803	-	-	808
Proceeds from sale of available-for-sale securities	525	-	-	-	525
Increase in Restricted Cash	(23,523)	-	-	-	(23,523)
Investment in other activities	-	104	(250)	-	(146)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$(26,387)	$(10,721)	$(471)	$-	$(37,579)

Cash Flows from Financing Activities:
Proceeds from debt	2,564	6,160	-	-	8,724
Repayment of debt	(4,248)	(11,775)	(158)	-	(16,181)
Common stock repurchased under share repurchase program	(11,200)	-	-	-	(11,200)
Issuance of common stock and effect of cashless exercise	63	-	-	-	63
Debt issuance costs	(1,608)	-	-	-	(1,608)
Increase (decrease) in intercompany advances	(89,963)	87,338	2,625	-	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$(104,392)	$81,723	$2,467	$-	$(20,202)

Net Increase (Decrease) in Cash and Cash Equivalents	(108,584)	65,554	(2,067)	-	(45,097)
Cash and Cash Equivalents at Beginning of Year	266,171	58,388	23,750	-	348,309
Cash and Cash Equivalents at End of Period	$157,587	$123,942	$21,683	$-	$303,212

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(16)	Subsequent Events

Acquisition of Lunda Construction Company

On July 1, 2011, the Company completed the acquisition of Lunda.  Headquartered in Black River Falls, Wisconsin, and with offices in Wisconsin and Minnesota, Lunda is a heavy civil contractor engaged in the construction, rehabilitation and maintenance of bridges, railroads, and other civil structures in the Midwest and throughout the United States.  Under the terms of the transaction, the Company acquired 100% of the stock of Lunda for a purchase price of $163.5 million, subject to a post-closing adjustment based on the net worth of Lunda at closing,  consisting of $141.8 million in cash at closing and $21.7 million in notes payable in five years, plus a structured earnout based on certain profitability targets over the next three years.  In addition, the Company expects to make an election under Section 338(h)(10) of the Internal Revenue Code to treat the acquisition as an asset purchase for federal income tax purposes.  The Company has agreed to reimburse the former Lunda shareholders for the estimated incremental income tax costs incurred by the former Lunda shareholders as a result of such election.  The Company financed the transaction with the balance of proceeds available from the offering of the Senior Notes which was completed in October 2010, as well as available cash and borrowings under its Revolving Facility (see Note 10).

In connection with the acquisition of Lunda, the Company issued to the former Lunda shareholders promissory notes in an aggregate amount of approximately $21.7 million (the “Lunda Seller Notes”).  Interest under the Lunda Seller Notes accrues at the rate of 5% per annum with all accrued but unpaid interest payable annually.  The Lunda Seller Notes mature on July 1, 2016.  The Company may prepay all or any portion of the Lunda Seller Notes at any time without premium or penalty.  To the extent that the Company prepays all or any portion of its outstanding Senior Notes, it is also required to repay a pro rata portion (based upon the amount being prepaid under the Senior Notes and the total amount outstanding under the Senior Notes) of the Lunda Seller Notes.  The Lunda Seller Notes are guaranteed by Lunda, which, as a result of the acquisition, is a wholly owned subsidiary of the Company.

Lunda had 2010 annual revenues of approximately $400 million and a backlog of approximately $400 million as of the date of the acquisition.  Lunda was acquired because the Company believes it is a strong strategic fit for its civil business and will provide the Company with the opportunity to expand its civil business into the midwestern United States.

The financial results of Lunda will be included in the Company’s consolidated financial results beginning in the third quarter of 2011 and will be included in the Company’s Civil segment.

The Company has evaluated the materiality of the financial impact of the Lunda acquisition and has deemed the acquisition to be material.  The Company is in the preliminary stage of collecting data from which to prepare the allocation of the purchase price to the tangible and intangible assets of Lunda.  Therefore, the Company is not able at this time to provide disclosures about the fair value of the purchase price consideration, fixed assets, and intangible assets acquired and the resulting amount of goodwill.  Additionally, the Company does not have sufficient reliable information at this time to provide supplemental pro forma disclosures regarding the impact of this acquisition on its revenue and earnings.

Acquisition of GreenStar Services Corporation

On July 1, 2011, the Company completed the acquisition of GreenStar.  GreenStar is primarily comprised of three operating entities: Five Star Electric Corporation and WDF, Inc., which are located in New York, and Nagelbush Mechanical, which is located in Florida. GreenStar has served a range of clients in a wide variety of markets including transportation, infrastructure, commercial, school and university, residential, and specialty construction.  Under the terms of the transaction, the Company acquired GreenStar through a merger with a wholly-owned subsidiary of the Company for an initial purchase price of $208.4 million, subject to a post-closing adjustment based on the net worth of GreenStar at closing, plus a structured earnout based on the achievement of certain profitability

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(16)	Subsequent Events (continued)

targets over the next five years. The purchase price consists of $100 million in cash paid at closing, a $74.9 million promissory note issued at closing and $33.5 million of holdbacks to secure certain indemnification obligations and deferred management incentive payments. The Company financed the transaction with available cash and borrowings under its Revolving Facility (see Note 10).

In connection with the acquisition of GreenStar, the Company issued to the interest holder representative, on behalf of certain of GreenStar’s former equity holders (the “Interest Holders”), a promissory note in the amount of approximately $74.9 million (the “GreenStar Seller Note”).  Interest under the GreenStar Seller Note accrues at the rate of 8% per annum with all accrued but unpaid interest payable on August 1, September 1 and October 1, 2011.  The GreenStar Seller Note and all accrued interest was paid off on August 3, 2011.

GreenStar had 2010 annual revenues of approximately $560 million and a backlog of approximately $1.2 billion as of the date of the acquisition.  GreenStar was acquired because it is one of the largest specialty contractors in the United States and it will provide an opportunity to expand the Company’s presence in the northeastern markets.

The financial results of GreenStar will be included in the Company’s consolidated financial results beginning in the third quarter of 2011 and will be included in the Company’s Building segment.

The Company has evaluated the materiality of the financial impact of the GreenStar acquisition and has deemed the acquisition to be material.  The Company is in the preliminary stage of collecting data from which to prepare the allocation of the purchase price to the tangible and intangible assets of GreenStar.  Therefore, the Company is not able at this time to provide disclosures about the fair value of the purchase price consideration, fixed assets, and intangible assets acquired and the resulting amount of goodwill.  Additionally, the Company does not have sufficient reliable information at this time to provide supplemental pro forma disclosures regarding the impact of this acquisition on its revenue and earnings.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses our financial position at June 30, 2011, and the results of our operations for the three and six month periods ended June 30, 2011 and should be read in conjunction with: (1) the unaudited consolidated condensed financial statements and notes contained herein, and (2) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

During the first half of 2011, we have expanded our business both vertically and geographically through the execution of our acquisition strategy.  We anticipate that the synergies and opportunities that these newly acquired entities bring will enhance our margins through an increase in the volume of self-performed work, coupled with an increased volume of higher margin public works projects in our Civil and Building segments.   Our Building and Civil segment operating results for the second quarter of 2011 primarily reflect the substantial completion of several successful, large public works and hospitality and gaming projects as well as the start-up of several new public works projects in the eastern and western United States.  Our Management Services segment continues its focus on obtaining new work with various U.S government agencies, including the U.S. military, both domestically and abroad.  Our operating results also reflect the impact of acquisition-related expenses and amortization of acquisition-related intangible assets.

Recent Developments

Acquisition of Fisk Electric Company

On January 3, 2011, we completed the acquisition of Fisk Electric Company (“Fisk”), a privately-held electrical construction company.  Fisk covers many of the major commercial and industrial electrical construction markets in the southwestern and southeastern United States, with the ability to cover other attractive markets nationwide.  Under the terms of the transaction, we acquired 100% of Fisk’s stock for total consideration of approximately $109.2 million, which includes $105 million in cash paid at closing and additional consideration that may become payable under the terms of the agreement based upon Fisk’s operating results over the next three years.

Index

Fisk was acquired because we believe that it is a strong strategic fit enabling us to expand our nationwide electrical construction capabilities and to realize significant synergies and opportunities in support of our non-residential building and civil operations. The acquisition was effective as of January 1, 2011 for accounting purposes and, accordingly, Fisk’s financial position and operating results are included in the Company’s June 30, 2011 financial statements.  Fisk’s operating results are included in the Company’s Building segment.

Acquisition of Anderson Companies

On April 1, 2011, we completed the acquisition of Anderson Companies (“Anderson”), the privately-held parent company of Roy Anderson Corporation, Harrell Contracting Group, LLC and Brice Building Company, LLC.  Headquartered in Gulfport, Mississippi, and with offices in Birmingham, Alabama; Jackson, Mississippi; New Orleans, Louisiana; and Pensacola, Florida, Anderson provides general contracting, design-build, preconstruction, and construction management services to public and private clients throughout the southeastern United States.  Under the terms of the transaction, we acquired 100% of Anderson’s stock for a purchase price of $67.4 million, which includes $61.9 million in cash and additional consideration that may become payable under the terms of the agreement based upon Anderson’s operating results over the next three years.

Anderson was acquired because we believe it is a strong fit for our building business and strengthens our position in the southeastern United States.  The acquisition was effective as of April 1, 2011 for accounting purposes and, accordingly, Anderson’s financial position and operating results are included in the Company’s June 30, 2011 financial statements.  Anderson’s operating results are included in the Company’s Building segment.

Acquisition of Frontier-Kemper Constructors

On June 1, 2011, we completed the acquisition of Frontier-Kemper Constructors, Inc. (“Frontier-Kemper”), a privately held Indiana-based corporation.  Headquartered in Evansville, Indiana, Frontier-Kemper builds tunnels for highways, railroads, subways, rapid transit systems as well as shafts and other facilities for water supply and wastewater transport.  It also develops and equips mines with innovative hoisting, elevator and vertical conveyance systems for the mining industry.  Under the terms of the transaction, we acquired 100% of Frontier-Kemper’s stock for a purchase price of approximately $61.7 million in cash, subject to a post-closing adjustment based on the net worth of Frontier-Kemper at closing.  In addition, we assumed approximately $52 million of debt, of which approximately $35 million was paid off at closing.

Frontier-Kemper was acquired because we believe it is a strong strategic fit for our civil business, bolstering our tunneling business in the United States and expanding our reach into Canada.  The acquisition was effective as of June 1, 2011 for accounting purposes and, accordingly, Frontier-Kemper’s financial position and operating results are included in the Company’s June 30, 2011 financial statements.  The operating results of Frontier-Kemper are included in the Company’s Civil segment.

Acquisition of Lunda Construction Company

On July 1, 2011, we completed the acquisition of Lunda Construction Company (“Lunda”).  Headquartered in Black River Falls, Wisconsin, and with offices in Wisconsin and Minnesota, Lunda is a heavy civil contractor engaged in the construction, rehabilitation and maintenance of bridges, railroads, and other civil structures in the Midwest and throughout the United States.  Under the terms of the transaction, we acquired 100% of the stock of Lunda for a purchase price of $163.5 million, consisting of $141.8 million in cash at closing and $21.7 million in notes payable in five years, plus a structured earnout based on certain profitability targets over the next three years.  The purchase price is subject to a post-closing adjustment based on the net worth of Lunda at closing.  In addition, we expect to make an election under Section 338(h)(10) of the Internal Revenue Code to treat the acquisition as an asset purchase for federal income tax purposes.  We have agreed to reimburse the former Lunda shareholders for the estimated incremental income tax costs they incur as a result of such election.

Lunda was acquired because we believe it is a strong strategic fit for our civil business and will provide us with the opportunity to expand our civil business into the midwestern United States.  Since the acquisition was not completed prior to June 30, 2011, the financial position and operating results of Lunda are not included in our June 30, 2011 financial statements. The operating results of Lunda will be included in the Company’s Civil segment.

Index

Acquisition of GreenStar Services Corporation

On July 1, 2011, we completed the acquisition of GreenStar Services Corporation (“GreenStar”).  GreenStar is primarily comprised of three operating entities: Five Star Electric Corporation and WDF, Inc., which are located in New York, and Nagelbush Mechanical, which is located in Florida. GreenStar has served a range of clients in a wide variety of markets including transportation, infrastructure, commercial, school and university, residential, and specialty construction.  Under the terms of the transaction, we acquired GreenStar through a merger with a wholly owned subsidiary of the Company for an initial purchase price of $208.4 million, subject to a post-closing adjustment based on the net worth of GreenStar at closing, plus a structured earnout based on the achievement of certain profitability targets over the next five years. The purchase price consists of $100 million in cash paid at closing, a $74.9 million promissory note issued at closing (see Note 16 of Notes to Consolidated Condensed Financial Statements) and $33.5 million of holdbacks to secure certain indemnification obligations and deferred management incentive payments.  The $74.9 million promissory note and all interest accrued was paid off on August 3, 2011.

GreenStar was acquired because it is one of the largest specialty contractors in the United States, and it will provide an opportunity to expand our presence in the northeastern markets.  Since the acquisition was not completed prior to June 30, 2011, the financial position and operating results of GreenStar are not included in our June 30, 2011 financial statements. The operating results of GreenStar will be included in the Company’s Building segment.

Registration Statement Filing

We filed an amended registration statement with the Securities and Exchange Commission on April 15, 2011 with respect to an offer to exchange the Company’s 7.625% senior unsecured notes for a new issue of debt securities registered under the Securities Act (the “Exchange Offer”), with terms substantially identical to those of the existing 7.625% senior unsecured notes, (except for provisions relating to the transfer restrictions and payment of additional interest), and to keep the Exchange Offer open for at least 30 business days (the “Registration Statement”).  The Registration Statement was consummated in June 2011.

We also filed an automatic shelf registration statement with the Securities and Exchange Commission on June 15, 2011 with respect to an offer to exchange an indeterminate amount of debt and equity securities (the “Shelf Registration Statement”).  The Shelf Registration Statement became effective on June 15, 2011.

Amended Credit Agreement

On August 3, 2011, we entered into a Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A.  The Credit Agreement amends and restates in its entirety an existing Fourth Amended and Restated Credit Agreement dated May 4, 2011 among the Company and Bank of America, N.A. (the “Existing Agreement”), which provided for a $260 million revolving credit facility and an additional $99.6 million under a supplemental facility.

The Credit Agreement replaces the Existing Agreement and allows us to borrow up to $300 million on a revolving credit basis (the “Revolving Facility”), with a $50 million sublimit for letters of credit, and an additional $200 million term loan (the “Term Loan”).  Subject to certain conditions, we have the option to increase the base facility by up to an additional $50 million.  Any outstanding loans under the Revolving Facility mature on August 3, 2016, while the Term Loan includes annual installments of principal and interest payable over a five-year period. Similar to the Existing Agreement, the Credit Agreement requires us to comply with certain financial and other covenants including minimum net worth, minimum fixed charge coverage and maximum leverage ratios.  We are currently in compliance with the covenants of the Credit Agreement.  For a description of additional material terms of the Credit Agreement, see Note 10 of Notes to Consolidated Condensed Financial Statements.

Index

Backlog of $5.0 Billion

Our backlog of uncompleted construction work at June 30, 2011 was approximately $5.0 billion compared to $4.3 billion at December 31, 2010.  During the second quarter of 2011 we converted a number of pending awards into backlog across each of our business segments.  New work additions during the second quarter of 2011 include approximately $342 million for our Building segment, $370 million for our Civil segment, and $98 million for our Management Services segment. Significant awards include a $147 million railway substation and structures in New York, an $86 million highway improvement project in Delaware, a $76 million courthouse in Philadelphia, and a $73 million aircraft parking apron at Andersen Air Force Base in Guam.  During the second quarter of 2011, we also added approximately $775 million of backlog as a result of the acquisitions of Anderson and Frontier-Kemper.  In addition, we have pending contract awards and prospects for both public and private sector customers that could enter our backlog in the near future.  On July 1, 2011, we acquired approximately $1.6 billion of backlog as a result of the acquisitions of Lunda and GreenStar.

(dollars in millions)	Backlog at December 31, 2010	New Business Awarded (1)	Revenues Recognized	Backlog at June 30, 2011
Building	$2,663.3	$1,122.5	$(1,040.4)	$2,745.4
Civil	1,360.1	814.0	(270.2)	1,903.9
Management Services	260.9	180.3	(124.5)	316.7
Total	$4,284.3	$2,116.8	$(1,435.1)	$4,966.0

(1)
New business awarded consists of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing changes, plus the value of uncompleted contract work of businesses acquired.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  Our critical accounting policies are also identified and discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  We have made no significant changes to these policies during the six month period ended June 30, 2011.

In May 2011, the FASB issued a staff position amending existing guidance for fair value measurements and disclosures in both interim and annual financial statements.  This update expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update will be effective for us with the interim and annual reporting period beginning January 1, 2012. Other than requiring additional disclosures, adoption of this update will not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued a staff position which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This update eliminates the option to present components of other comprehensive income as part of the statement of equity. This update will be effective for us with the interim and annual reporting period beginning January 1, 2012. The adoption of this update will not have a material effect on our consolidated financial statements.

Index

Results of Operations

Comparison of the Second Quarter Ended June 30, 2011 with the Second Quarter Ended June 30, 2010

For the second quarter of 2011, we recorded revenues of $819.9 million, income from construction operations of $37.0 million and net income of $19.7 million.  Basic and diluted earnings per common share for the second quarter of 2011 were $0.42 and $0.41, respectively, as compared to $0.67 and $0.66, respectively, for the second quarter of 2010. Our operating results decreased during the second quarter of 2011, compared to the same period in 2010, as a result of the substantial completion of several successful, large public works and hospitality and gaming projects, an overall lag in the timing of the start-up of new work in our backlog, and increased interest expense associated with our senior unsecured notes, issued in October 2010.

	Revenues for the Three Months Ended June 30,
(dollars in millions)	2011	2010	$ Change	% Change
Building	$600.0	$663.2	$(63.2)	(9.5%)
Civil	141.5	197.4	(55.9)	(28.3%)
Management Services	78.4	53.8	24.6	45.7%
Total	$819.9	$914.4	$(94.5)	(10.3%)

Overall Revenues decreased by $94.5 million (or 10.3%), from $914.4 million in 2010 to $819.9 million in 2011. This decrease was due primarily to a $63.2 million (or 9.5%) decrease in our Building segment revenues, from $663.2 million in 2010 to $600.0 million in 2011, resulting from the substantial completion of large hospitality and gaming and public works projects in Las Vegas, including the Cosmopolitan and McCarran Airport projects. Included in our 2011 Building segment revenues is approximately $171 million from the acquisitions of Fisk in January 2011 and Anderson in April 2011.  Civil segment revenues decreased by $55.9 million (or 28.3%), from $197.4 million in 2010 to $141.5 million in 2011, due primarily to the substantial completion of projects in the metropolitan New York area, partly offset by the start-up of new infrastructure projects in the western and eastern United States. Included in our 2011 Civil segment revenues is approximately $26 million from the acquisitions of Superior Gunite in November 2010 and Frontier-Kemper in June 2011.  Management Services segment revenues increased by $24.6 million (or 45.7%), from $53.8 million in 2010 to $78.4 million in 2011, due primarily to start-up of a task order contract for containerized housing in southern Iraq.

	Income from Construction Operations for the Three Months Ended June 30,
(dollars in millions)	2011	2010	$ Change	% Change
Building	$24.9	$29.7	$(4.8)	(16.2%)
Civil	15.3	29.7	(14.4)	(48.5%)
Management Services	6.5	6.9	(0.4)	(5.8%)
Corporate	(9.7)	(10.4)	0.7	(6.7%)
Total	$37.0	$55.9	$(18.9)	(33.8%)

Overall Income from Construction Operations decreased by $18.9 million (or 33.8%), from $55.9 million in 2010 to $37.0 million in 2011, due primarily to decreases in our Civil and Building Segments. Civil segment income from construction operations decreased by $14.4 million (or 48.5%), from $29.7 million in 2010 to $15.3 million in 2011, due primarily a decline in operating margin caused by the substantial completion of several projects in the New York metropolitan area.  This decrease was partly offset by favorable performance on several infrastructure projects in the western and eastern United States. Included in our 2011 Civil segment income from construction operations is approximately $1.5 million (net of intangible asset amortization) from the acquisitions discussed above.  Building segment income from construction operations decreased by $4.8 million (or 16.2%), from $29.7 million in 2010 to $24.9 million in 2011, due primarily to the decrease in revenues discussed above. Included in our 2011 Building segment income from construction operations is approximately $2.3 million (net of intangible asset amortization) from the acquisitions discussed above.  Management Services income from construction operations decreased by $0.4 million (or 5.8%), from $6.9 million in 2010 to $6.5 million in 2011, due primarily to favorable performance in the second quarter of 2010, as compared to the second quarter of 2011, on U.S. military facilities in Iraq that reached substantial completion in the first half of 2011.  This decrease was partly offset by the increase in revenues discussed above.

Index

Consolidated Other Income, Interest Expense and Provision for Income Taxes

(dollars in millions)	June 30, 2011	June 30, 2010	$ Change	% Change
Three months ended
Other Income (Expense), net	$1.2	$(1.1)	$2.3	n.a.
Interest Expense	7.3	3.2	4.1	128.1%
Provision for Income Taxes	11.3	18.8	(7.5)	(39.9)%

Other Income (Expense), net increased by $2.3 million from expense of $1.1 million in 2010 to income of $1.2 million in 2011, due primarily to a gain on the sale of one of our properties in 2011.  Interest Expense increased by $4.1 million (or 128.1%), from $3.2 million in 2010 to $7.3 million in 2011.  This increase was due to interest recorded on our $300 million senior unsecured notes, which were issued in October 2010.  The Provision for Income Taxes decreased by $7.5 million (or 39.9%), from $18.8 million in 2010 to $11.3 million in 2011, due to the decrease in pretax income.  The effective tax rate was 36.5% for both the second quarter of 2011 and 2010.

Comparison of the Six Months Ended June 30, 2011 with the Six Months Ended June 30, 2010

For the first six months of 2011, we recorded revenues of $1,435.1 million, income from construction operations of $55.5 million and net income of $26.6 million.  Basic and diluted earnings per common share for the first six months of 2011 were $0.56 and $0.56, respectively, as compared to $1.09 and $1.09, respectively, for the first six months of 2010. Our operating results decreased during the first six months of 2011, compared to the same period in 2010, as a result of the substantial completion of several successful, large public works and hospitality and gaming projects, an overall lag in the timing of the start-up of new work in our backlog, and increased interest expense associated with our senior unsecured notes, issued in October 2010.

	Revenues for the Six Months Ended June 30,
(dollars in millions)	2011	2010	$ Change	% Change
Building	$1,040.4	$1,349.4	$(309.0)	(22.9)%
Civil	270.2	322.1	(51.9)	(16.1)%
Management Services	124.5	107.9	16.6	15.4%
Total	$1,435.1	$1,779.4	$(344.3)	(19.3)%

Overall Revenues decreased by $344.3 million (or 19.3%), from $1,779.4 million in 2010 to $1,435.1 million in 2011. This decrease was due primarily to a $309.0 million (or 22.9%) decrease in our Building segment revenues, from $1,349.4 million in 2010 to $1,040.4 million in 2011, resulting from the substantial completion of large hospitality and gaming and public works projects in Las Vegas, including the MGM CityCenter, Cosmopolitan, and McCarran Airport projects. Included in our 2011 Building segment revenues is approximately $240 million from the acquisitions of Fisk in January 2011 and Anderson in April 2011.  Civil segment revenues decreased by $51.9 million (or 16.1%), from $322.1 million in 2010 to $270.2 million in 2011, due primarily to the substantial completion of projects in the metropolitan New York area, partly offset by the start-up of new infrastructure projects in the western and eastern United States.  Included in our 2011 Civil segment revenues is approximately $38 million from the acquisitions of Superior Gunite in November 2010 and Frontier-Kemper in June 2011.  Management Services segment revenues increased by $16.6 million (or 15.4%), from $107.9 million in 2010 to $124.5 million in 2011, due primarily to the start-up of a task order contract for containerized housing in southern Iraq.

Index

	Income from Construction Operations for the Six Months Ended June 30,
(dollars in millions)	2011	2010	$ Change	% Change
Building	$38.0	$62.0	$(24.0)	(38.7)%
Civil	27.4	38.0	(10.6)	(27.9)%
Management Services	9.2	9.9	(0.7)	(7.1)%
Corporate	(19.1)	(19.9)	0.8	(4.0)%
Total	$55.5	$90.0	$(34.5)	(38.3)%

Overall Income from Construction Operations decreased by $34.5 million (or 38.3%), from $90.0 million in 2010 to $55.5 million in 2011, due primarily to decreases in our Building and Civil segments.  Building segment income from construction operations decreased by $24.0 million (or 38.7%), from $62.0 million in 2010 to $38.0 million in 2011, due primarily to the decrease in revenues discussed above, as well as a decline in operating margin in 2011 compared to 2010, primarily caused by a decrease in the volume of self-performed work on certain large projects, particularly in Las Vegas.  Included in our 2011 Building segment income from construction operations is approximately $4.6 million (net of intangible asset amortization) from the acquisition discussed above. Civil segment income from construction operations decreased by $10.6 million (or 27.9%), from $38.0 million in 2010 to $27.4 million in 2011, due primarily the decrease in revenues discussed above, as well as a decline in operating margin due to the favorable performance in 2010, as compared to 2011, on several projects in the metropolitan New York area that reached substantial completion in the first half of 2011.  This decrease was partly offset by favorable performance on several infrastructure projects in the western and eastern United States. Included in our 2011 Civil segment income from construction operations is approximately $0.5 million (net of intangible asset amortization) from the acquisitions discussed above.  Management Services income from construction operations decreased by $0.7 million (or 7.1%), from $9.9 million in 2010 to $9.2 million in 2011, due primarily to favorable performance in the first six months of 2010, as compared to the first six months of 2011, on U.S. military facilities in Iraq.  This decrease was partly offset by the increase in revenues discussed above.

Consolidated Other Income, Interest Expense and Provision for Income Taxes

(dollars in millions)	June 30, 2011	June 30, 2010	$ Change	% Change
Six months ended
Other Income (Expense), net	$0.8	$(0.7)	$1.5	n.a.
Interest Expense	14.4	4.8	9.6	200.0%
Provision for Income Taxes	15.3	30.8	(15.5)	(50.3)%

Other Income (Expense), net increased by $1.5 million from expense of $0.7 million in 2010 to income of $0.8 million in 2011, due primarily to a gain on the sale of one of our properties in 2011.  Interest Expense increased by $9.6 million (or 200.0%), from $4.8 million in 2010 to $14.4 million in 2011.  This increase was due to interest recorded on our $300 million senior unsecured notes, which were issued in October 2010.  The Provision for Income Taxes decreased by $15.5 million (or 50.3%), from $30.8 million in 2010 to $15.3 million in 2011, due to the decrease in pretax income.  The effective tax rate was 36.5% for both periods.

Index

Liquidity and Capital Resources

Cash and Working Capital
At June 30, 2011 and December 31, 2010, cash held by us and available for general corporate purposes was $342.5 million and $455.5 million, respectively.  Our proportionate share of cash held by joint ventures and available only for joint venture-related uses, including distributions to joint venture partners, was $78.5 million and $15.9 million at June 30, 2011 and December 31, 2010, respectively, and our Restricted Cash was $32.4 million and $23.6 million at June 30, 2011 and December 31, 2010, respectively.

A summary of cash flows for each of the six month periods ended June 30, 2011 and 2010 is set forth below:

	Six Months Ended June 30,
(dollars in millions)	2011	2010
Cash flows from:
Operating activities	$(87.4)	$12.7
Investing activities	(182.6)	(37.6)
Financing activities	219.6	(20.2)
Net (decrease) increase in cash	(50.4)	(45.1)
Cash at beginning of year	471.4	348.3
Cash at end of period	$421.0	$303.2

During the first six months of 2011, we used $87.4 million in cash to fund operating activities, primarily due to the substantial completion of certain large projects in the Building segment.  We used $182.6 million in cash to fund investing activities, primarily for the acquisitions of Fisk, Anderson and Frontier-Kemper.  In addition, we used cash to purchase construction equipment and to fund the deferred purchase price of an acquisition made in a prior year.  We received $219.6 million in cash from financing activities, primarily due to our outstanding borrowings under our Revolving Facility and the refinancing of a portion of our construction equipment fleet.

Working capital increased by $106.5 million, from $592.9 million at December 31, 2010 to $699.4 million at June 30, 2011, which primarily reflects the cash provided by outstanding borrowings under our Revolving Facility offset by cash used to complete the acquisitions of Fisk, Anderson and Frontier-Kemper. The current ratio increased from 1.61 at December 31, 2010 to 1.66 at June 30, 2011.

Long-term Investments
At June 30, 2011, we had investments in auction rate securities of $88.1 million, which are reflected at fair value. These investments are considered to be “available-for-sale” and are classified as Long-term Investments. Our investment policy is to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. The current overall liquidity concerns in capital markets have affected our ability to liquidate many of our investments in auction rate securities. Based on our ability to access our cash equivalent investments and our available Revolving Facility, which was expanded in August 2011 by $40 million, we do not expect that the short-term lack of liquidity of our auction rate security investments will materially affect our overall liquidity position or our ability to execute our current business plan.

Long-term Debt
On August 3, 2011, we entered into a Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A.  The Credit Agreement amends and restates in its entirety an existing Fourth Amended and Restated Credit Agreement dated May 4, 2011 among the Company and Bank of America, N.A. (the “Existing Agreement”), which provided for a $260 million revolving credit facility and an additional $99.6 million under a supplemental facility.

The Credit Agreement replaces the Existing Agreement and allows us to borrow up to $300 million on a revolving credit basis (the “Revolving Facility”), with a $50 million sublimit for letters of credit, and an additional $200 million term loan (the “Term Loan”).  Subject to certain conditions, we have the option to increase the base facility by up to an additional $50 million.  Any outstanding loans under the Revolving Facility mature on August 3, 2016, while the Term Loan includes annual installments of principal and interest payable over a five-year period. Similar to the Existing Agreement, the Credit Agreement requires us to comply with certain financial and other covenants including minimum net worth, minimum fixed charge coverage and maximum leverage ratios.  We are currently in compliance with the covenants of the Credit Agreement.  For a description of additional material terms of the Credit Agreement, see Note 10 of Notes to Consolidated Condensed Financial Statements.

Index

We had $200 million in outstanding borrowings under our Revolving Facility as of June 30, 2011, and we utilized the Revolving Facility for letters of credit in the amount of $3.0 million.  Accordingly, at June 30 2011, we had $156.6 million available to borrow under the Credit Agreement.  We believe that our financial position and credit arrangements are sufficient to support our current backlog and anticipated new work.

Long-term debt, excluding current maturities of $32.4 million, was $606.0 million at June 30, 2011, an increase of $231.6 million from December 31, 2010 primarily due to $200 million in outstanding borrowings on our Revolving Facility.  As a result, our long-term debt to equity ratio increased from 0.29x at December 31, 2010 to 0.45x at June 30, 2011.

There were no other material changes in our off-balance sheet arrangements and contractual obligations as of June 30, 2011.

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

Index

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As part of our integration of Fisk, Anderson, Frontier-Kemper, Lunda and GreenStar, we are in the process of incorporating our controls and procedures into the operations of these newly acquired entities.

In connection with Rule 13a-15(b) under the Securities Exchange Act of 1934, we will continue to review and assess the adequacy of our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Index

Part II. - Other Information

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations.  Litigation can be expensive and disruptive to normal business operations.  Moreover, the results of legal proceedings cannot be predicted with any certainty and, in the case of more complex legal proceedings, the results are difficult to predict at all.  We disclosed information about certain of our legal proceedings in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010. For an update to those disclosures, see Note 7 of Notes to Consolidated Condensed Financial Statements.

Item 1A.  Risk Factors

Information regarding risk factors affecting our business is discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no material changes from those risk factors during 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

On August 3, 2011, we entered into a Fifth Amended and Restated Credit Agreement (the “Credit Agreement”), as Borrower, with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the “Lender”).  The Credit Agreement amends and restates in its entirety an existing Fourth Amended and Restated Credit Agreement dated May 4, 2011 among the Company, as Borrower, and the Lender, as Administrative Agent, which provided for a $260 million revolving credit facility and an additional $99.6 million under a supplemental facility.  See Note 10 of Notes to Consolidated Condensed Financial Statements for more information regarding the Credit Agreement.  The forgoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Credit Agreement, which is filed with this Quarterly Report as Exhibit 10.3 and is incorporated herein by reference.

Item 6. Exhibits

Exhibit 2.1
Stock Purchase Agreement dated July 1, 2011 by and among Tutor Perini Corporation, Lunda Construction Company, and each of the Shareholders of Lunda Construction Company (incorporated by reference to Exhibit 2.1 to Form 8-K filed on July 6, 2011).  Exhibits, schedules (or similar attachments) to the Stock Purchase Agreement are not filed.  The Company will furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

Exhibit 2.2
Agreement and Plan of Merger dated July 1, 2011 by and among Tutor Perini Corporation, GreenStar Services Corporation, Galaxy Merger, Inc., and GreenStar IH Rep LLC (incorporated by reference to Exhibit 2.2 to Form 8-K filed on July 6, 2011).  Exhibits, schedules (or similar attachments) to the Agreement and Plan of Merger are not filed.  The Company will furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

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

Index

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

Exhibit 4.3
Amendment No. 2 to the Shareholders Agreement, dated as of June 2, 2011, by and between Tutor Perini Corporation and Ronald N. Tutor, as shareholder representative (incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 6, 2011).

Exhibit 4.4
Indenture, dated October 20, 2010, by and among Tutor Perini Corporation, certain subsidiary guarantors named therein and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 21, 2010).

Exhibit 4.5
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

Exhibit 10.2
Fourth Amended and Restated Credit Agreement, dated as of May 4, 2011, among Tutor Perini Corporation, the subsidiaries of Tutor Perini named therein, and Bank of America, N.A., and the other lenders that are parties thereto (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 5, 2011).

Exhibit 10.3
Fifth Amended and Restated Credit Agreement, dated as of August 3, 2011, among Tutor Perini Corporation, the subsidiaries of Tutor Perini named therein, and Bank of America, N.A., and the other lenders that are parties thereto – filed herewith.

Exhibit 10.4
Promissory Note, dated July 1, 2011, issued by Tutor Perini Corporation to GreenStar IH Rep LLC, in its capacity as the Interest Holder Representative on behalf of certain equity holders of GreenStar (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 6, 2011).

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

Index

*Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

*Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

**Exhibit 101
The following materials from Tutor Perini Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2011 and 2010, (2) Consolidated Condensed Balance Sheets as of June 30, 2011 and December 31, 2010, (3) Consolidated Condensed Statements of Stockholders’ Equity for the six months ended June 30, 2011, (4) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (5) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.

* These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part of this Quarterly Report on Form 10-Q or as a separate disclosure document.
** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Tutor Perini Corporation
Registrant

Date: August 4, 2011	/s/Kenneth R. Burk
Kenneth R. Burk, Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer