Form 10-Q
period 2011-09-30
TUTOR PERINI Corp
filed 2011-11-07
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2011
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

The number of shares of Common Stock, $1.00 par value per share, of the registrant outstanding at November 2, 2011 was 47,329,275.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

Index

Part I.  – Financial Information

Item 1.  Financial Statements

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(In Thousands, except Share Data)

	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
ASSETS
Cash and Cash Equivalents	$273,321	$471,378
Restricted Cash	35,817	23,550
Accounts Receivable, including retainage	1,312,360	880,614
Costs and Estimated Earnings in Excess of Billings	374,325	139,449
Deferred Income Taxes	18,559	3,737
Other Current Assets	93,767	42,314
Total Current Assets	2,108,149	1,561,042

Long-term Investments	67,061	88,129

Property and Equipment (net of Accumulated Depreciation of $95,164 in 2011 and $79,942 in 2010)	472,528	362,437

Other Assets:
Goodwill	881,538	621,920
Intangible Assets, net	203,075	132,551
Other	21,386	13,141
	$3,753,737	$2,779,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$73,836	$21,334
Accounts Payable, including retainage	766,771	653,542
Billings in Excess of Costs and Estimated Earnings	381,464	199,750
Accrued Expenses and Other Current Liabilities	204,085	93,488
Total Current Liabilities	1,426,156	968,114

Long-term Debt, less current maturities	758,970	374,350

Deferred Income Taxes	94,445	79,082

Other Long-term Liabilities	92,971	44,680

Contingencies and Commitments

Stockholders’ Equity:
Common Stock - $1 par value: 75,000,000 shares authorized; Shares issued and outstanding: 47,315,050 and 47,089,593, respectively	47,315	47,090
Additional Paid-in Capital	991,884	985,413
Retained Earnings	378,631	316,531
Accumulated Other Comprehensive Loss	(36,635)	(36,040)
Total Stockholders' Equity	1,381,195	1,312,994

	$3,753,737	$2,779,220

The accompanying notes are an integral part of these consolidated condensed financial statements.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2011	2010	2011	2010
Revenues	$1,166,410	$731,806	$2,601,557	$2,511,257

Cost of Operations	1,046,055	641,136	2,331,529	2,245,542

Gross Profit	120,355	90,670	270,028	265,715

General and Administrative Expenses	58,319	40,710	152,444	125,747

INCOME FROM CONSTRUCTION OPERATIONS	62,036	49,960	117,584	139,968

Other Income (Expense), net	5,863	358	6,648	(399)
Interest Expense	(11,566)	(1,589)	(25,973)	(6,354)

Income before Income Taxes	56,333	48,729	98,259	133,215

Provision for Income Taxes	(20,856)	(17,796)	(36,159)	(48,624)

NET INCOME	$35,477	$30,933	$62,100	$84,591

BASIC EARNINGS PER COMMON SHARE	$0.75	$0.65	$1.32	$1.75

DILUTED EARNINGS PER COMMON SHARE	$0.74	$0.65	$1.30	$1.73

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	47,291	47,357	47,192	48,455
Effect of Dilutive Stock Options and Restricted Stock Units Outstanding	473	539	670	498
DILUTED	47,764	47,896	47,862	48,953

The accompanying notes are an integral part of these consolidated condensed financial statements.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(In Thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance - December 31, 2010	$47,090	$985,413	$316,531	$(36,040)	$1,312,994

Net Income	-	-	62,100	-	62,100

Other comprehensive income (loss):
Foreign currency translation	-	-	-	(1,190)	(1,190)
Change in fair value of investments	-	-	-	595	595
Total comprehensive income					61,505

Tax effect of stock-based compensation	-	(80)	-	-	(80)

Stock-based compensation expense	-	6,820	-	-	6,820

Issuance of Common Stock, net	225	(269)	-	-	(44)

Balance - September 30, 2011	$47,315	$991,884	$378,631	$(36,635)	$1,381,195

The accompanying notes are an integral part of these consolidated condensed financial statements.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(In Thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$62,100	$84,591
Adjustments to reconcile Net Income to net cash from operating activities:
Depreciation and amortization	29,594	23,328
Stock-based compensation expense	6,820	10,168
Excess income tax benefit from stock-based compensation	(18)	-
Adjustment of investments to fair value	-	25
Deferred Income Taxes	412	(3,059)
(Gain) loss on sale of equipment	(896)	350
Gain on bargain purchase	(4,000)	-
Other Long-term Liabilities	(6,823)	(3,677)
Other non-cash items	(3,251)	-
Changes in other components of working capital	(207,854)	(147,675)

NET CASH USED IN OPERATING ACTIVITIES	(123,916)	(35,949)

Cash Flows from Investing Activities:
Acquisitions, net of cash balance acquired	(337,873)	-
Business acquisition related payments	(3,000)	(6,734)
Acquisition of Property and Equipment	(39,694)	(16,135)
Proceeds from sale of Property and Equipment	6,526	1,856
Proceeds from sale of available-for-sale securities	7,388	6,918
Change in Restricted Cash	(7,196)	(23,541)
Investment in other activities	-	53

NET CASH USED IN INVESTING ACTIVITIES	(373,849)	(37,583)

Cash Flows from Financing Activities:
Proceeds from Debt	567,782	8,724
Repayment of Debt	(263,059)	(28,803)
Common Stock repurchased under share repurchase program	-	(39,391)
Excess income tax benefit from stock-based compensation	18	-
Issuance of Common Stock and effect of cashless exercise	(44)	(325)
Debt issuance costs	(4,989)	(1,905)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	299,708	(61,700)

Net Decrease in Cash and Cash Equivalents	(198,057)	(135,232)
Cash and Cash Equivalents at Beginning of Year	471,378	348,309

Cash and Cash Equivalents at End of Period	$273,321	$213,077

Supplemental Disclosure of Cash Paid During the Period For:
Interest	$17,714	$4,215
Income taxes	$40,225	$35,705

Supplemental Disclosure of Non-cash Transactions:
Property and Equipment acquired through financing arrangements	$1,604	$6,054
Grant date fair value of Common Stock issued for services	$5,061	$19,673

The accompanying notes are an integral part of these consolidated condensed financial statements.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The unaudited consolidated condensed financial statements presented herein include the accounts of Tutor Perini Corporation (formerly known as Perini Corporation) and its wholly owned subsidiaries (“Tutor Perini” or the “Company”).  The Company’s interests in construction joint ventures are accounted for using the proportionate consolidation method.  These unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2011 and December 31, 2010, results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010. The results of operations for the nine months ended September 30, 2011 may not be indicative of the results that may be expected for the year ending December 31, 2011 because, among other reasons, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.

(2)	Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to such financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The Company has made no significant changes to these policies during the nine months ended September 30, 2011.

In accordance with normal practice in the construction industry, the Company includes in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year.  Costs and estimated earnings in excess of billings related to the Company’s contracts and joint venture contracts at September 30, 2011 and December 31, 2010, consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Unbilled costs and profits incurred to date*	$131,038	$14,285
Unapproved change orders	139,298	49,949
Claims	103,989	75,215
	$374,325	$139,449

*	Represents the excess of contract costs and profits recognized to date on the percentage of completion accounting method over the amount of contract billings to date on certain contracts.

Of the balance of “Unapproved change orders” and “Claims” included above in costs and estimated earnings in excess of billings at September 30, 2011 and December 31, 2010, approximately $87.2 million and $74.1 million, respectively, are amounts subject to pending litigation or dispute resolution proceedings as described in Note 7.  These amounts are management’s estimate of the probable cost recovery from the disputed claims considering such factors as evaluation of entitlement, settlements reached to date and experience with the customer.  In the event that future facts and circumstances, including the resolution of disputed claims, cause a reduction in the aggregate amount of the estimated probable cost recovery from the disputed claims, the amount of such reduction will be recorded against earnings in the relevant future period.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(2)	Significant Accounting Policies (continued)

In May 2011, the Financial Accounting Standard Board (“FASB”) issued a staff position amending existing guidance for fair value measurements and disclosures in both interim and annual financial statements.  This update expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update will be effective for the Company with the interim and annual reporting periods for fiscal years beginning after December 15, 2011. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements.

In June 2011, the FASB issued a staff position which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This update eliminates the option to present components of other comprehensive income as part of the statement of equity. This update will be effective for the Company with the interim and annual reporting periods for fiscal years beginning after December 15, 2011. The adoption of this update will not have a material effect on the Company's consolidated financial statements.

In September 2011, the FASB issued a staff position that gives an entity the option to make a qualitative evaluation about the likelihood of Goodwill impairment. An entity will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not less than its carrying value. This update is effective for annual and interim Goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. This update will be effective for the Company with the interim and annual reporting periods for fiscal years beginning after December 15, 2011. The adoption of this update will not have a material effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued a staff position that revises the way in which entities disclose participation in a multiemployer plan.  This update will be effective for the Company with the annual reporting period for the fiscal year ending after December 15, 2011.  Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements.

(3)	Acquisitions

(a) Information regarding acquisitions that are material in the aggregate

Acquisition of Fisk Electric Company

On January 3, 2011, the Company completed the acquisition of Fisk Electric Company (“Fisk”), a privately held electrical construction company based in Houston, Texas.  Under the terms of the transaction, the Company acquired 100% of Fisk's stock for $105 million in cash paid at closing and additional contingent consideration fair valued at $4.2 million that may become payable under the terms of the agreement based upon Fisk's operating results over the next three years.  The transaction was financed using proceeds from the offering of senior unsecured notes which was completed in October 2010 (see Note 10).

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

The acquisition was effective as of January 1, 2011 for accounting purposes and, accordingly, Fisk’s financial results are included in the Company’s consolidated results of operations and financial position beginning January 1, 2011.  Fisk’s operating results were not material to the Company’s consolidated results for the three and nine months ended September 30, 2011.  Fisk’s operating results are included in the Company’s newly formed Specialty Contractors segment.  See Note 12 for disclosure of the completion of the Company’s 2011 reorganization and the formation of the Specialty Contractors reportable segment.

Acquisition of Anderson Companies

On April 1, 2011, the Company acquired 100% ownership of Anderson Companies (“Anderson”), the privately held parent company of Roy Anderson Corporation, Harrell Contracting Group, LLC and Brice Building Company, LLC. Under the terms of the transaction, the Company acquired 100% of Anderson’s stock for $61.9 million in cash and additional contingent consideration fair valued at $5.5 million that may become payable under the terms of the agreement based upon Anderson's operating results over the next three years.  The transaction was financed using proceeds from the offering of senior unsecured notes which was completed in October 2010 (see Note 10).

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

The acquisition was effective as of April 1, 2011 for accounting purposes and, accordingly, Anderson’s financial results are included in the Company’s consolidated results of operations and financial position beginning April 1, 2011.  Anderson’s operating results were not material to the Company’s consolidated results for the three and nine months ended September 30, 2011.  Anderson’s operating results are included in the Company’s Building segment.

Acquisition of Frontier-Kemper Constructors, Inc.

On June 1, 2011, the Company acquired 100% ownership of Frontier-Kemper Constructors, Inc. (“Frontier-Kemper”), a privately held Indiana-based corporation. Under the terms of the transaction, the Company acquired 100% of Frontier-Kemper’s stock for a purchase price of approximately $61.7 million in cash.  In addition, the Company assumed approximately $52 million of debt, of which approximately $35 million was paid off at closing.  The transaction was financed using proceeds from the offering of senior unsecured notes which was completed in October 2010 (see Note 10).

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

The acquisition was effective as of June 1, 2011 for accounting purposes and, accordingly, Frontier-Kemper’s financial results are included in the Company’s consolidated results of operations and financial position beginning June 1, 2011.  Frontier-Kemper’s operating results were not material to the Company’s consolidated results for the three and nine months ended September 30, 2011.  Frontier-Kemper’s operating results are included in the Company’s Civil segment.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(3)	Acquisitions (continued)

Acquisition of Becho, Inc.

On August 18, 2011, the Company acquired 100% ownership of Becho, Inc. (“Becho”), a privately held Utah-based corporation. Under the terms of the transaction, the Company acquired 100% of Becho’s stock for contingent consideration that may become payable under the terms of the agreement based upon Becho's operating results and financial position over the next three years.

Headquartered in Salt Lake City, Utah, Becho specializes in drilling, foundation, and excavation support for shoring, bridges, piers, roads and highway projects primarily in the southwestern United States.  Becho had 2010 annual revenues of approximately $10 million and a backlog of approximately $36 million as of the date of acquisition.  Becho was acquired because the Company believes that it is a strong strategic fit for the Company’s civil business, bolstering the Company’s drilling capabilities in the southwestern United States.

The acquisition was effective as of August 1, 2011 for accounting purposes and, accordingly, Becho’s financial results are included in the Company’s consolidated results of operations and financial position beginning August 1, 2011.  Becho’s operating results were not material to the Company’s consolidated results for the three and nine months ended September 30, 2011.  Becho’s operating results are included in the Company’s Civil segment.

Aggregated Purchase Price Analysis

The operating results generated by each of these four newly acquired businesses were not material individually to the Company’s consolidated results for the three and nine months ended September 30, 2011.  However, on an aggregate basis, the operating results of these four newly acquired businesses collectively did have a material impact on the Company’s consolidated results for the three and nine months ended September 30, 2011.  In accordance with the accounting guidance on business combinations, the following disclosures provide information on an aggregate basis with respect to the four newly acquired businesses.

The aggregate total purchase consideration related to the acquisitions consisted of the following:

Amount
(In thousands)
Cash consideration	$228,626
Fair value of contingent consideration	9,700
Total purchase price consideration	$238,326

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(3)	Acquisitions (continued)

The following table summarizes the aggregate preliminary estimates of the fair values of identifiable assets acquired and liabilities assumed in the acquisitions and the resulting Goodwill as of the acquisition dates.  The Company has not yet completed the final allocation of the purchase price to the tangible and Intangible Assets for these acquisitions, and is in the process of finalizing the valuations of Property and Equipment for Frontier-Kemper and Becho and Deferred Taxes for each of these acquisitions.  Pending the outcome of further analysis, the preliminary purchase price allocation could change.

		Weighted Average
	Amount	Useful Life
(in thousands)
Identifiable assets acquired and liabilities assumed:
Cash and Cash Equivalents	$105,672
Accounts Receivable	197,556
Other Assets	75,309
Property and Equipment	54,129
Identifiable Intangible Assets:
Customer relationships	7,600	11 years
Contract backlog	11,200	3 years
Trade name	32,000
Goodwill	67,676
Total assets acquired	551,142

Current liabilities	235,373
Deferred tax liabilities	22,236
Long-term Liabilities	51,207
Total liabilities assumed:	308,816

Frontier-Kemper Bargain Purchase Gain:
Other Income (Expense), net	4,000
Total purchase price	$238,326

Intangible Assets – Of the total purchase price, $50.8 million has been allocated to customer relationships, contract backlog and trade names.  The fair value of the customer relationships and contract backlog Intangible Assets will be amortized based on the period over which the economic benefits of these assets are expected to be realized.  During the period from the acquisition dates through September 30, 2011, the Company recorded $3.1 million of amortization of Intangible Assets related to these acquisitions.

Goodwill – Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and Intangible Assets.  The factors that contributed to the recognition of Goodwill included talented management teams in place and established market positions that contribute to future cash flow generation.  These acquisitions generated $67.7 million of Goodwill, of which $33.8 million is allocated to the Company’s Building segment, $29.5 million is allocated to the Company’s Specialty Contractors segment, and $4.4 million is allocated to the Company’s Civil segment.  Approximately $63.3 million of Goodwill acquired is expected to be deductible for tax purposes.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(3)	Acquisitions (continued)

Frontier-Kemper Bargain Purchase Gain – The acquisition of Frontier-Kemper resulted in a bargain purchase gain recorded in Other Income (Expense), net which was based on the estimated fair value of the assets acquired and liabilities assumed.

The Company recognized $0.1 million and $0.6 million of acquisition related expenses for these acquisitions for the three and nine months ended September 30, 2011, respectively, which are included in General and Administrative Expenses in the Consolidated Condensed Statements of Operations.  These expenses included legal fees, bank fees, consultation fees, travel expenses, and other miscellaneous direct and incremental administrative expenses associated with the acquisitions.

Collectively, the amount of revenues and income from construction operations recorded in 2011 related to these acquisitions is as follows:

	Revenues	Income from Construction Operations
(in thousands)
Three months ended September 30, 2011	$230,620	$12,550

Nine months ended September 30, 2011	$484,479	$18,731

Unaudited pro forma results of operations

The following pro forma financial information presents the results of the Company assuming the acquisitions of Fisk, Anderson, Frontier-Kemper, and Becho all took place on January 1, 2010.

Pro Forma (unaudited)	Three Months Ended
	September 30, 2011	September 30, 2010
(in thousands, except per share data)
Revenues	$1,167,862	$933,833
Income from Construction Operations	$63,166	$60,363
Net Income	$36,330	$33,743

Basic earnings per common share	$0.77	$0.71
Diluted earnings per common share	$0.76	$0.70

Pro Forma (unaudited)	Nine Months Ended
	September 30, 2011	September 30, 2010
(in thousands, except per share data)
Revenues	$2,780,107	$3,031,353
Income from Construction Operations	$126,737	$157,635
Net Income	$63,395	$88,098

Basic earnings per common share	$1.34	$1.82
Diluted earnings per common share	$1.32	$1.80

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(3)	Acquisitions (continued)

The pro forma results have been prepared for comparative purposes only and include certain adjustments such as (i) interest expense on acquisition debt; (ii) adjustments to depreciation expense resulting from the adjustment of fixed asset bases to fair value at acquisition; (iii) additional amortization expense related to identifiable Intangible Assets arising from the acquisitions; (iv) elimination of acquisition related expenses incurred;  and (v) to reflect a statutory income tax rate on the pretax income of Fisk, Anderson, Frontier-Kemper and Becho, as well as on the applicable pro forma adjustments made.  The pro forma results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisitions been in effect on January 1, 2010 or of future results.

(b) Acquisition of GreenStar Services Corporation

On July 1, 2011, the Company completed the acquisition of GreenStar Services Corporation (“GreenStar”).  GreenStar is primarily comprised of three operating entities: Five Star Electric Corporation and WDF, Inc., which are located in New York, and Nagelbush Mechanical, which is located in Florida. GreenStar has served a range of clients in a wide variety of markets including transportation, infrastructure, commercial, school and university, residential, and specialty construction.  Under the terms of the transaction, the Company acquired GreenStar through a merger with a wholly-owned subsidiary of the Company for a purchase price of $208.4 million, consisting of $100.0 million in cash, subject to post-close adjustments, a $74.9 million promissory note issued at closing which was paid in full on August 3, 2011, and $33.5 million of holdbacks to secure certain indemnification obligations and deferred management incentive payments (“GreenStar Indemnity Holdbacks”), $8 million of which were paid during the three months ended September 30, 2011.  In addition to the amounts above, there is contingent consideration fair valued at $19.6 million that may become payable under the terms of the agreement based upon GreenStar's operating results over the next five years. The Company financed the transaction with available cash and borrowings under its revolving credit facility (see Note 10).

In connection with the acquisition of GreenStar, the Company issued to the interest holder representative, on behalf of certain of GreenStar’s former equity holders (the “Interest Holders”), a promissory note in the amount of approximately $74.9 million (the “GreenStar Seller Note”).  Interest under the GreenStar Seller Note accrued at the rate of 8% per annum with all accrued but unpaid interest payable on August 1, September 1 and October 1, 2011.  The GreenStar Seller Note and all accrued interest was paid off on August 3, 2011.

GreenStar was acquired because it is one of the largest specialty contractors in the United States and it will provide an opportunity to expand the Company’s presence in the northeastern markets. GreenStar had a backlog of approximately $1.2 billion as of the date of the acquisition.

The acquisition was effective as of July 1, 2011 for accounting purposes and, accordingly, GreenStar’s financial results are included in the Company’s consolidated results of operations and financial position beginning July 1, 2011.  GreenStar’s operating results are included in the Company’s newly formed Specialty Contractors segment.  See Note 12 for disclosure of the completion of the Company’s 2011 reorganization and the formation of the Specialty Contractors reportable segment.

The Company has evaluated the materiality of the financial impact of the GreenStar acquisition and has deemed it to be material to the Company’s consolidated results for the three and nine months ended September 30, 2011.  In accordance with the accounting guidance on business combinations, the Company has also provided the following required disclosures for the GreenStar acquisition.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(3)	Acquisitions (continued)

Purchase Price Analysis

The aggregate total purchase consideration related to the GreenStar acquisition consisted of the following:

Amount
(In thousands)
Cash consideration	$100,000
GreenStar Seller Note	74,869
GreenStar Indemnity Holdbacks	33,500
Fair value of contingent consideration	19,632
Total purchase price consideration	$228,001

The following table summarizes the aggregate preliminary estimates of the fair values of identifiable assets acquired and liabilities assumed in the GreenStar acquisition and the resulting Goodwill as of the acquisition date.  The Company has not yet completed the final fair value assessment of contingent consideration or the allocation of the purchase price to the tangible and Intangible Assets for the GreenStar acquisition.  Pending the outcome of further analysis, the preliminary purchase price allocation could change.

Amount
(in thousands)
Identifiable assets acquired and liabilities assumed:
Cash and Cash Equivalents	$67,613
Accounts Receivable	222,153
Other Assets	112,753
Property and Equipment	6,858
Goodwill	76,769
Total assets acquired	486,146

Current liabilities	257,882
Long-term Liabilities	263
Total liabilities assumed:	258,145

Total purchase price	$228,001

Goodwill – Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and Intangible Assets for which the fair value assessment has not yet been completed.  The factors that contributed to the recognition of Goodwill included talented management teams in place and established market positions and geographic presence that will contribute to future cash flow generation.  The GreenStar acquisition generated $76.8 million of Goodwill which was allocated to the Company’s Specialty Contractors segment.  Goodwill recorded relating to the GreenStar acquisition is not expected to be deductible for tax purposes.

The Company recognized $0.4 million and $0.7 million of acquisition related expenses for the three and nine months ended September 30, 2011, respectively, which are included in General and Administrative Expenses in the Consolidated Condensed Statements of Operations.  These expenses included legal fees, bank fees, consultation fees, travel expenses, and other miscellaneous direct and incremental administrative expenses associated with the GreenStar acquisition.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(3)	Acquisitions (continued)

Collectively, the amount of revenues and income from construction operations recorded in the three and nine months ended September 30, 2011 related to the GreenStar acquisition is as follows:

Revenues	Income from Construction Operations
(in thousands)
$249,089	$28,126

Unaudited pro forma results of operations

The following pro forma financial information presents the results of the Company assuming the GreenStar acquisition took place on January 1, 2010.

Pro Forma (unaudited)	Three Months Ended
	September 30, 2011	September 30, 2010
(in thousands, except per share data)
Revenues	$1,166,410	$882,101
Income from Construction Operations	$62,372	$55,387
Net Income	$35,740	$33,344

Basic earnings per common share	$0.76	$0.70
Diluted earnings per common share	$0.75	$0.70

Pro Forma (unaudited)	Nine Months Ended
	September 30, 2011	September 30, 2010
(in thousands, except per share data)
Revenues	$2,954,044	$2,929,159
Income from Construction Operations	$155,667	$147,377
Net Income	$83,909	$86,329

Basic earnings per common share	$1.78	$1.78
Diluted earnings per common share	$1.75	$1.76

The pro forma results have been prepared for comparative purposes only and include certain adjustments such as (i) interest expense on acquisition debt; (ii) adjustments to depreciation expense resulting from the adjustment of fixed asset bases to fair value at acquisition; (iii) additional amortization expense related to identifiable Intangible Assets arising from the acquisitions; (iv) elimination of acquisition related expenses incurred;  and (v) to reflect a statutory income tax rate on GreenStar’s pretax income, as well as on the applicable pro forma adjustments made.  The pro forma results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisition been in effect on January 1, 2010 or of future results.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(3)	Acquisitions (continued)

(c) Acquisition of Lunda Construction Company

On July 1, 2011, the Company completed the acquisition of Lunda Construction Company (“Lunda”).  Headquartered in Black River Falls, Wisconsin, and with offices in Wisconsin and Minnesota, Lunda is a heavy civil contractor engaged in the construction, rehabilitation and maintenance of bridges, railroads, and other civil structures in the Midwest and throughout the United States.  Under the terms of the transaction, the Company acquired 100% of the stock of Lunda for a purchase price of $171.7 million, consisting of $149.9 million in cash, which includes post-close adjustments, and $21.7 million in notes payable in five years.  In addition to the amounts above, there is contingent consideration fair valued at $20.8 million that may become payable under the terms of the agreement based upon Lunda's operating results over the next three years.  The Company financed the transaction with the balance of proceeds available from the offering of senior unsecured notes which was completed in October 2010, as well as available cash and borrowings under its Revolving Facility (see Note 10).

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

Lunda was acquired because the Company believes it is a strong strategic fit for its civil business and will provide the Company with the opportunity to expand its civil business into the midwestern United States.  Lunda had a backlog of approximately $400 million as of the date of the acquisition.

The acquisition was effective as of July 1, 2011 for accounting purposes and, accordingly, Lunda’s financial results are included in the Company’s consolidated results of operations and financial position beginning July 1, 2011.  Lunda’s operating results are included in the Company’s Civil segment.

The Company has evaluated the materiality of the financial impact of the Lunda acquisition and has deemed it to be material to the Company’s consolidated results for the three and nine months ended September 30, 2011.  In accordance with the accounting guidance on business combinations, the Company has also provided the following required disclosures for the Lunda acquisition.

Purchase Price Analysis

The aggregate total purchase consideration related to the Lunda acquisition consisted of the following:

Amount
(In thousands)
Cash consideration	$149,935
Lunda Seller Notes	21,750
Fair value of contingent consideration	20,800
Total purchase price consideration	$192,485

The following table summarizes the aggregate preliminary estimates of the fair values of identifiable assets acquired and liabilities assumed in the Lunda acquisition and the resulting Goodwill as of the acquisition date.  The Company has not yet completed the final allocation of the purchase price to the tangible and Intangible Assets for the Lunda acquisition.  Pending the outcome of further analysis, the preliminary purchase price allocation could change.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(3)	Acquisitions (continued)

		Weighted Average
	Amount	Useful Life
(in thousands)
Identifiable assets acquired and liabilities assumed:
Cash and Cash Equivalents	$13,432
Accounts Receivable	47,473
Other Assets	15,062
Property and Equipment	34,379
Identifiable Intangible Assets:
Contract Backlog	3,900	3 years
Trade name	22,700
Goodwill	115,173
Total assets acquired	252,119

Current liabilities	59,634
Long-term Liabilities	-
Total liabilities assumed:	59,634

Total purchase price	$192,485

Intangible Assets – Of the total purchase price, $26.6 million has been allocated to contract backlog and trade names.  The fair value of contract backlog Intangible Asset will be amortized based on the period over which the economic benefits of the asset is expected to be realized.  During the period from the acquisition date through September 30, 2011, the Company recorded $0.3 million of amortization of Intangible Assets related to the Lunda acquisition.

Goodwill – Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and Intangible Assets.  The factors that contributed to the recognition of Goodwill included talented management teams in place and established market positions that contribute to future cash flow generation.  The Lunda acquisition generated $115.2 million of Goodwill which was allocated to the Company’s Civil segment.  Approximately $115.2 million of Goodwill acquired is expected to be deductible for tax purposes.

The Company recognized $0.1 million and $0.2 million of acquisition related expenses, respectively, for the three and nine months ended September 30, 2011, which are included in General and Administrative Expenses in the Consolidated Condensed Statements of Operations.  These expenses included legal fees, bank fees, consultation fees, travel expenses, and other miscellaneous direct and incremental administrative expenses associated with the Lunda acquisition.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(3)	Acquisitions (continued)

Collectively, the amount of revenues and income from construction operations recorded in the three and nine months ended September 30, 2011 related to the Lunda acquisition is as follows:

Revenues	Income from Construction Operations
(in thousands)
$86,209	$5,423

Unaudited pro forma results of operations

The following pro forma financial information presents the results of the Company assuming the Lunda acquisition took place on January 1, 2010.

Pro Forma (unaudited)	Three Months Ended
	September 30, 2011	September 30, 2010
(in thousands, except per share data)
Revenues	$1,166,410	$842,112
Income from Construction Operations	$62,136	$68,460
Net Income	$35,539	$41,536

Basic earnings per common share	$0.75	$0.88
Diluted earnings per common share	$0.74	$0.87

Pro Forma (unaudited)	Nine Months Ended
	September 30, 2011	September 30, 2010
(in thousands, except per share data)
Revenues	$2,757,934	$2,782,129
Income from Construction Operations	$139,481	$200,857
Net Income	$73,602	$119,900

Basic earnings per common share	$1.56	$2.47
Diluted earnings per common share	$1.54	$2.45

The pro forma results have been prepared for comparative purposes only and include certain adjustments such as (i) interest expense on acquisition debt; (ii) adjustments to depreciation expense resulting from the adjustment of fixed asset bases to fair value at acquisition; (iii) additional amortization expense related to identifiable Intangible Assets arising from the acquisitions; (iv) elimination of acquisition related expenses incurred; and (v) to reflect a statutory income tax rate on Lunda’s pretax income, as well as on the applicable pro forma adjustments made.  The pro forma results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisition been in effect on January 1, 2010 or of future results.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(4)	Cash, Cash Equivalents and Restricted Cash

Cash and Cash Equivalents, as reported in the accompanying Consolidated Condensed Balance Sheets, consist of amounts held by the Company that are available for general corporate purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses, including future distributions to joint venture partners.  Restricted Cash is primarily held to secure insurance-related  contingent obligations, such as insurance claim deductibles, in lieu of letters of credit.  At September 30, 2011 and December 31, 2010, Cash and Cash Equivalents and Restricted Cash consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010

Corporate Cash and Cash Equivalents	$193,290	$455,464

Company's share of joint venture Cash and Cash Equivalents	80,031	15,914
Total Cash and Cash Equivalents	$273,321	$471,378

Restricted Cash	$35,817	$23,550

(5)	Fair Value Measurements

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements at September 30, 2011 Using
	Total Carrying Value at September 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and Cash Equivalents (1)	$273,321	$273,321	$-	$-
Restricted Cash (1)	35,817	35,817	-	-
Short-term investments (2)	25,147	1,554	2,525	21,068
Bonds substituted for retainage (3)	11,737	-	11,737	-
Long-term Investments –Auction rate securities (4)	67,061	-	-	67,061
Total	$413,083	$310,692	$14,262	$88,129

		Fair Value Measurements at December 31, 2010 Using
	Total Carrying Value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and Cash Equivalents (1)	$471,378	$471,378	$-	$-
Restricted Cash (1)	23,550	23,550	-	-
Short-term investments (2)	28	28	-	-
Bonds substituted for retainage (3)	-	-	-	-
Long-term Investments –Auction rate securities (4)	88,129	-	-	88,129
Total	$583,085	$494,956	$-	$88,129
___________________________________________________
(1)
Cash, Cash Equivalents and Restricted Cash consist primarily of money market funds with original maturity dates of three months or less, for which fair value is determined through quoted market prices.

(2)
Short-term Investments are classified as Other Current Assets and are comprised of certificates of deposit, and municipal bonds, an S&P 500 index mutual fund, and a portion of the Company’s investments in auction rate securities (“ARS”).   The fair values of the certificates of deposit and the mutual fund are determined through quoted market prices, and as such, the Company has classified these assets as Level 1.  The fair values of the municipal bonds are obtained from readily-available pricing sources for comparable instruments, and as such, the Company has classified these assets as Level 2.  The Company also classified approximately $21.1 million of ARS from Long-term Investments to Short-term Investments as this portion of the ARS was redeemed at par subsequent to September 30, 2011.

(3)
Bonds substituted for retainage are classified as Account Receivables, including retainage and are comprised of U.S. Treasury Notes and other municipal bonds, the majority of which are rated AAA.  The fair values of these assets are obtained from readily-available pricing sources for comparable instruments, and as such, the Company has classified these assets as Level 2.

(4)
At September 30, 2011 the Company had an additional $67.1 million invested in ARS which the Company considers as available-for-sale Long-term Investments.  The majority of the Long-term Investments ARS held by the Company at September 30, 2011 are in securities collateralized by student loan portfolios, totaling $54.8 million, which are guaranteed by the U.S. government.  Additional amounts totaling $12.2 million are invested in securities collateralized by student loan portfolios, which are privately insured.  At September 30, 2011 most of the Company’s ARS are rated AAA or AA.  The Company estimated the fair value of its ARS utilizing an income approach valuation model which considered, among other items, the following inputs: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default or repurchase at par for each period.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(5)	Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2011 and 2010 are as follows (in thousands):

Auction Rate
Securities

Balance at December 31, 2010	$88,129
Purchases	-
Settlements	-
Balance at March 31, 2011	88,129
Purchases	-
Settlements	-
Balance at June 30, 2011	88,129
Purchases	-
Settlements	-
Balance at September 30, 2011	$88,129

Auction Rate
Securities

Balance at December 31, 2009	$101,201
Purchases	-
Settlements	(375)
Balance at March 31, 2010	100,826
Purchases	-
Settlements	(150)
Impairment charge included in Other Income (Expense), net	(360)
Balance at June 30, 2010	100,316
Settlements	(6,725)
Reversal of impairment charge included in Other Income (Expense), net	432
Balance at September 30, 2010	$94,023

The Company has classified $67.1 million of its $88.1 million total ARS investment as Long-term Investments in the Consolidated Condensed Balance Sheet at September 30, 2011, due to the Company’s belief that the market for both government-backed and privately insured student loans may take in excess of twelve months to fully recover.  The Company’s remaining ARS investments of $21.1 million have been classified as short-term investments and included in the Other Current Assets line item in the Consolidated Condensed Balance Sheet at September 30, 2011 due to the fact that these amounts were redeemed at par subsequent to September 30, 2011.

The carrying amount of Cash and Cash Equivalents approximates fair value due to the short-term nature of these items. The carrying value of receivables, payables, other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, is estimated to approximate fair value.  Of the Company’s Long-term Debt, the fair value of the fixed rate senior unsecured notes as of September 30, 2011 is $255 million, compared to its carrying value of $298.0 million.  The fair value of the senior unsecured notes was estimated based on market quotations at September 30, 2011.  For the remainder of the Company’s Long-term Debt, the carrying value is estimated to approximate fair value. The Company is in the process of finalizing the fair values of the tangible and Intangible Assets associated with the acquisitions discussed in Note 3 above.  The preliminary fair values of the contingent considerations were estimated based on an income approach which is based on the cash flows that the acquired entity is expected to generate in the future. This approach requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multi-year period, as well as determine the weighted-average cost of capital to be used as a discount rate.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(6)	Goodwill and Intangible Assets

During the third quarter of 2011, the Company completed a reorganization which resulted in the formation of the Specialty Contractors reporting unit and reportable segment.  The Specialty Contractors reporting unit consists of the following subsidiary companies: GreenStar, Fisk, Powerco Electric Corporation (“Powerco”), Desert Mechanical, Inc (“DMI”) (all previously included in the Building reporting unit), and Superior Gunite (previously included in the Civil reporting unit).  The reorganization enables the Company to focus on vertical integration through increased self-performed work capabilities, while maintaining the specialty contractors business with third parties, and it will strengthen the Company’s position as a full-service contractor with greater control over scheduled delivery and risk management.  The Company reallocated Goodwill between its reorganized reporting units based on a relative fair value assessment in accordance with the guidance on segment reporting.  Changes in the carrying amount of Goodwill during the nine months ended September 30, 2011 associated with the reorganization and in connection with the acquisitions of Fisk, Anderson, Frontier, GreenStar, Lunda and Becho are shown in the tables below (in thousands):

			Management	Specialty
	Building	Civil	Services	Contractors	Total
Gross Goodwill	$402,926	$319,254	$66,638	$-	$788,818
Accumulated impairment	(146,847)	-	(20,051)	-	(166,898)
Balance at December 31, 2010	256,079	319,254	46,587	-	621,920
Goodwill recorded in connection with the acquisitions of Fisk, Anderson, Lunda, GreenStar and Becho	140,078	119,540	-	-	259,618
Reallocation based on relative fair value	(126,837)	(18,267)	-	145,104	-
Balance at September 30, 2011	$269,320	$420,527	$46,587	$145,104	$881,538

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(6)	Goodwill and Intangible Assets (continued)

Intangible Assets consist of the following (in thousands):

	As of September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Trade names	$155,950	$-	$155,950
Contractor license	5,320	-	5,320
Customer relationships	39,300	(9,681)	29,619
Construction contract backlog	49,640	(37,454)	12,186
Total	$250,210	$(47,135)	$203,075

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Trade names	$101,250	$-	$101,250
Contractor license	5,320	-	5,320
Customer relationships	31,700	(7,113)	24,587
Construction contract backlog	34,540	(33,146)	1,394
Total	$172,810	$(40,259)	$132,551

Amortization expense for the three and nine month periods ended September 30, 2011 was $2.9 million and $6.9 million, respectively.  Amortization expense for the three and nine month periods ended September 30, 2010 was $1.9 million and $6.2 million, respectively.  As of September 30, 2011, amortization expense is estimated to be $2.5 million for the remainder of 2011, $8.2 million in 2012, $6.5 million in 2013, $5.7 million in 2014, $3.5 million in 2015 and $15.4 million thereafter.

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

Between 2005 and 2010, the court granted certain Joint Venture motions and LAMTA capitulated on others which reduced the number of false claims LAMTA may seek and limited LAMTA’s claims for damages and penalties.  In September 2010, LAMTA dismissed its remaining claims and agreed to pay the entire amount of the Joint Venture’s remaining claims plus interest.   The Court subsequently entered judgment in favor of TSP and against LAMTA in the amount of $3 million.  This amount is after deducting the amount of $0.5 million, representing the tunnel handrail verdict plus accrued interest against TSP.  The parties filed post-trial motions for costs and fees.  The Court ruled TSP’s Sureties could recover costs, MTA could recover costs for the tunnel handrail trial, and no party could recover attorneys’ fees.  In April 2011, TSP filed a notice of appeal regarding the false claims jury verdict on the tunnel handrail claim and other issues, and LAMTA subsequently filed its notice of cross-appeal.  TSP will appeal the Court’s order denying TSP and its Sureties’ request for attorneys’ fees.  The appeal of this case is expected to take at least a year.

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

Subject to the results of further proceedings as a result of the Court’s decision with respect to the Third DRB Panel’s award to PKC, it is PKC’s position that the remaining claims to be decided by the DRB on a binding and non-binding basis have an anticipated value of approximately $3.0 million, plus interest.  Hearings before the DRB are scheduled to continue through 2011.

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

In September 2011, the Company reached agreement on final payment with the Comptroller’s Office on behalf of the NYSDOT. The final agreement amount resulted in an amount of $0.5 million payable to the Company and formally closes out the project.

The Company will re-file its claim in the New York State Court of Claims, in the amount of $53.8 million by the end of 2011.

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

The arbitration process is proceeding.  Queensridge simultaneously filed a motion for reconsideration of the Supreme Court’s denial of Queensridge’s appeal relating to the resolved spoliation issue.  The Nevada Supreme Court denied Queensridge’s appeal.  In March 2011, Queensridge filed a motion for an en banc hearing on this matter.  The Nevada Supreme Court denied Queensridge’s motion in July 2011.

In April 2011, the American Arbitration Association granted PBC’s request for consolidation of claims.  All claims will be arbitrated. The arbitration hearing schedule was set and will commence in February 2012, after interim hearings on specific issues which are scheduled to begin in November 2011.

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

The court assigned an April 2012 trial date; however, the parties are still participating in settlement discussions. Management has made an estimate of the total anticipated recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Fontainebleau Matter

DMI and Fisk, wholly owned subsidiaries of the Company, were subcontractors on the Fontainebleau Project in Las Vegas (“Fontainebleau”), a hotel/casino complex with approximately 3,800 rooms.  In June 2009, Fontainebleau filed for bankruptcy protection, under Chapter 11 of the U.S. Bankruptcy Code, in the Southern District of Florida.  Fontainebleau is headquartered in Miami, Florida.

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

In May 2010, MGM filed a counterclaim and third party complaint against the Company and its subsidiary Perini Building Company.  In June 2010, MGM filed its First Amended Third Party Complaint in which MGM removed certain causes of actions against the Company.  The court granted the Company and MGM’s joint motion to consolidate all subcontractor initiated actions into the main CityCenter lawsuit.  Trial was scheduled for September 2011, but has been postponed since the Nevada Supreme Court stayed the case in November 2010, in response to MGM’s request after an adverse ruling against MGM to disqualify MGM’s local counsel. The stay was lifted in October 2011. A trial date has been set for February 2013. MGM informed the Court in its subsequent status conference statement that MGM will seek Court permission to demolish the Harmon Tower, one of the CityCenter buildings.

The Company’s carrier filed a separate lawsuit in federal court for declaratory relief asking the Court to find it has no duty to defend and indemnify the Company from MGM’s claims.  The Company filed a motion to dismiss this suit and later, in October 2011, a motion for abstention because the issues could be decided in Nevada State Court where the underlying action is pending.

In public statements, MGM asserted its intent to enter into settlement discussions directly with subcontractors under contract with the Company.  As of September 2011, MGM has reached agreements with subcontractors to settle at a discount $268 million of amounts previously billed to MGM.  The Company has reduced amounts included in revenues, cost of construction operations, accounts receivable and accounts payable for the reduction in subcontractor pass-through billings.  At September 30, 2011, the Company had approximately $222 million recorded as contract receivables for amounts due and owed to the Company and its subcontractors.  Included in the Company’s receivables are pass-through subcontractor billings for contract work and retention, and other requests for equitable adjustment for additional work in the amount of $85 million.   As pass-through subcontractor billings are settled, the Company will reduce its mechanic’s lien as appropriate. As of September 30, 2011, the Company’s mechanic’s lien has been reduced to $313 million.  In the event MGM reaches additional settlements with subcontractors for amounts less than currently due and the settlement is agreed to by the Company, the Company will reduce amounts included in revenues, cost of construction operations, accounts receivable and accounts payable for the reduction in subcontractor pass-through billings, which the Company would not expect to have an impact on recorded profit.

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

The Court entered an order setting this case for mediation in October 2011, and the case did not settle at this mediation. The Court set trial for September 2012.   The Company does not expect this matter to have any material adverse effect on its consolidated financial statements.

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

In April 2010, King County filed a lawsuit alleging damages in the amount of $74 million, plus costs, for VPFK’s failure to complete specified components of the project in the King County Superior Court, State of Washington. Shortly thereafter, VPFK filed a counterclaim in the amount of approximately $75 million, seeking reimbursement for additional costs incurred as a result of differing site conditions, King County’s defective specifications, for damages sustained on VPFK’s tunnel boring machines (“TBM”), and increased costs as a result of hyperbaric interventions. VPFK’s claims related to differing site conditions, defective design specifications, and damages to the TBM were presented to a Dispute Resolution Board (“DRB”).  The DRB recommendations, dated August 1, 2011, generally found that King County was liable to VPFK for VPFK’s claims for encountering differing site conditions, including damages to the TBM, but not on VPFK’s alternative theory of defective specifications.  King County has proposed the parties mediate the hyperbaric work claim. VPFK agreed to this request.

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

156 Stations Matter

In December 2003, Five Star Electric Corporation (“FSE”), a wholly owned subsidiary of the Company, entered into an agreement with the Prime Contractor Transit Technologies, L.L.C (“Transit”), a Consortium member of Siemens Transportation Transit Technologies, L.L.C (“Siemens”), to assist in the installation of new public address and customer information screens system for each of the 156 stations for the New York City Transit Authority (“NYCTA”) as the owner. Work on the project commenced in early 2004 and is substantially complete.

In June 2007, FSE submitted a Demand for Arbitration against Transit to terminate its subcontract due to the execution of a Cure Agreement between the NYCTA, Siemens and Transit which severely amended FSE’s rights under the Prime Contract, due to Transit’s failure to provide information and equipment in a manner which would allow work to progress according to the approved baseline schedule, and for failure to tender payment in excess of a year. This arbitration demand also sought $18 million in damages caused by subcontract breaches on the part of Transit. On July 17, 2009, FSE unilaterally terminated its contract with Transit and amended its claim to include all costs incurred through the date it ceased work following its termination.  This claim is for approximately $25 million.

In August 2007, FSE commenced action against the Federal Insurance Company and St. Paul Fire and Marine Insurance Company, the payment bond sureties for the Consortium, in the Supreme Court of the State of New York. FSE’s action was amended in November 2009, to include all costs incurred through the date work ceased following its termination. This claim, like the underlying arbitration, alleges damages of $25 million.

In response, Transit notified Travelers Casualty and Surety Company of America (“Travelers”), FSE’s surety, of its intent to default FSE from the contract for failure to perform. Transit filed a suit against Travelers in May 2011, in the Supreme Court of the State of New York, seeking compensation for damages allegedly suffered by Transit as a result of the actions of FSE and Travelers. The cause and amount of the damages are not specified in the suit; however, are for an amount in excess of $25 million up to the contract amount of $36 million.  By an agreement executed in June 2011, Travelers tendered defense to FSE.

The ultimate financial impact of Transit’s lawsuit is not yet determinable.  Management has made an estimate of the total anticipated recovery on the submitted claims and it is included in revenue recorded to date.  To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.  Additionally, pursuant to the terms of the merger agreement with the former shareholders of GreenStar, the Company has contractual indemnities for claim losses allowed for by the GreenStar Indemnity Holdbacks as described in Note 3 above.

(8)	Common Stock Repurchase Program

The Company’s Common Stock repurchase program expired on March 31, 2011.  There were no repurchases of Common Stock made under the program during the three and nine months ended September 30, 2011.  During the three and nine months ended September 30, 2010, the Company repurchased 1,547,749 and 2,164,840 shares, respectively, under the program for aggregate purchase prices of $28.2 million and $39.4 million, respectively.  On a cumulative basis during 2009 and 2010, the Company repurchased 4,168,238 shares under the program for an aggregate purchase price of $71.2 million, or an average purchase price per share of $17.08.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(9)	Stock-Based Compensation

The Company recognized a $0.3 million credit in General and Administrative Expenses related to stock-based compensation awards for the three months ended September 30, 2011, and $6.8 million of total compensation expense for the nine months ended September 30, 2011.  For the three and nine months ended September 30, 2010 the Company recognized total compensation expense of $2.7 million and $10.2 million, respectively, related to stock-based compensation awards.

Restricted Stock Awards
Restricted stock awards vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain pre-established pre-tax income performance targets.  Upon vesting, each award is exchanged for one share of the Company’s Common Stock.  As of September 30, 2011, the Compensation Committee has approved the grant of an aggregate of 4,092,500 restricted stock awards to eligible participants.

In March 2011, the Compensation Committee established the 2011 pre-tax income performance targets for 269,998 restricted stock units awarded in 2009 and 2010.  In September 2011, the Compensation Committee cancelled 107,500 restricted stock unit awards and replaced these with 145,000 new restricted stock unit awards, and also approved the grant of 102,500 new restricted stock unit awards.  Of the September 2011 restricted stock unit awards approved, 138,750 of the restricted stock unit awards will vest in 2014 subject only to the satisfaction of service requirements and 108,750 of the restricted stock unit awards will vest in 2014 subject to the satisfaction of both service requirements and achievement of certain pre-established pre-tax income targets. The Compensation Committee has established the applicable pre-tax income performance targets for these awards, and the grant date fair value for these shares was determined based on the closing price of the Company’s Common Stock on the date the performance criteria were established.  Additionally, 95,000 restricted stock unit awards were forfeited during September 2011.

For the three and nine months ended September 30, 2011, the Company recognized a $0.9 million credit and compensation expense of $4.5 million, respectively, related to restricted stock awards.  As of September 30, 2011 there was $12.2 million of unrecognized compensation cost related to the unvested awards which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 2.4 years. A summary of restricted stock awards activity under the plan for the nine months ended September 30, 2011 is as follows:

		Weighted Average	Aggregate
	Number	Grant Date	Intrinsic
	of Shares	Fair Value	Value
Granted and Unvested - January 1, 2011	1,220,833	$21.62	$26,138,035
Vested	(233,333)	20.59	4,462,992
Granted	517,498	19.03	5,946,052
Forfeited	(125,000)	26.19	-
Cancelled	(107,500)	26.19	-
Total Granted and Unvested	1,272,498	19.92	14,621,002
Approved for grant	431,669	(a)	4,959,877
Total Awarded and Unvested - September 30, 2011	1,704,167	n.a.	19,580,879
____________________________________________
(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(9)	Stock-Based Compensation (continued)

The outstanding unvested awards at September 30, 2011 are scheduled to vest as follows, subject where applicable to the achievement of performance targets.  As described above, certain performance targets are not yet established.

Number
Vesting Date	of Awards

2012	294,998
2013	950,000
2014	459,169
Total	1,704,167

Approximately 238,750 of the unvested awards will vest based on the satisfaction of service requirements and 1,465,417 will vest based on the satisfaction of both service requirements and the achievement of pre-tax income performance targets.

Stock Options
In March 2011, the Compensation Committee established the 2011 pre-tax income performance target for 150,000 stock options awarded in 2009 and 2010. In September 2011, the Compensation Committee cancelled 95,000 stock option awards and replaced these with 140,000 stock option awards, and also approved the grant of 70,465 new stock option awards.  Of the September 2011 stock option awards approved, 85,000 of the stock option awards will vest in 2014 subject only to the satisfaction of service requirements, 85,000 of the stock option awards will vest in 2014 subject to the satisfaction of both service requirements and achievement of certain pre-established pre-tax income targets, and 40,465 of the stock option awards vested immediately at the grant date. The exercise price of the options is equal to the closing price of the Company’s Common Stock on the date the awards were approved by the Compensation Committee. The Compensation Committee has established the applicable pre-tax income performance targets for these awards.  The stock option awards approved in 2009 and 2011 expire in May 2019 and May 2021, respectively.  Additionally, 50,000 stock option awards were forfeited during September 2011.

For the three and nine month periods ended September 30, 2011, the Company recognized compensation expense of $0.6 million and $2.3 million, respectively, related to stock option awards.  As of September 30, 2011, there was $4.6 million of unrecognized compensation expense related to the outstanding options which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 2.5 years.

A summary of stock option activity under the plan for the nine months ended September 30, 2011 is as follows:

		Weighted Average
	Number	Grant Date	Exercise
	of Shares	Fair Value	Price
Total Awarded and Outstanding - January 1, 2011	1,040,000	$11.18	$20.50
Granted	360,465	9.31	15.44
Forfeited	(80,000)	14.84	26.19
Cancelled	(95,000)	14.84	26.19
Total Granted and Outstanding	1,225,465	10.11	18.19
Approved for grant	300,000	(a)	20.33
Total Awarded and Outstanding - September 30, 2011	1,525,465	n.a.	18.61

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(9)	Stock-Based Compensation (continued)

There were 340,465 options that have vested and were exercisable at September 30, 2011 at a weighted average exercise price of $19.55 per share. Of the remaining options outstanding, approximately 650,000 of the outstanding options will vest based on the satisfaction of service requirements and 535,000 will vest based on the satisfaction of both service requirements and the achievement of pre-tax income performance targets.

The outstanding options had no intrinsic value and a weighted average remaining contractual life of 7.8 years at September 30, 2011.

The fair value of the third tranche of the 2009 awards, amounting to 150,000 options, was determined using the Black-Scholes option pricing model using the following key assumptions:

Risk-free interest rate	2.74%
Expected life of options	6.5 yearss
Expected volatility of underlying stock	46.94%
Expected quarterly dividends (per share)	$0.00

The fair value of 30,000 of the new awards granted in September 2011 was determined using the Black-Scholes option pricing model using the following key assumptions:

Risk-free interest rate	1.25%
Expected life of options	6.5 yearss
Expected volatility of underlying stock	48.70%
Expected quarterly dividends (per share)	$0.00

The fair value of 40,465 of the new awards granted in September 2011 was determined using the Black-Scholes option pricing model using the following key assumptions:

Risk-free interest rate	0.89%
Expected life of options	5.0 yearss
Expected volatility of underlying stock	51.62%
Expected quarterly dividends (per share)	$0.00

(10)	Financial Commitments

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

The Credit Agreement replaces the Existing Agreement and allows the Company to borrow up to $300 million on a revolving credit basis (the “Revolving Facility”), with a $50 million sublimit for letters of credit, and an additional $200 million term loan (the “Term Loan”).  Subject to certain conditions, the Company has the option to increase the base facility by up to an additional $50 million.  Substantially all of the Company’s subsidiaries unconditionally guarantee the obligations of the Company under the Credit Agreement.  The obligations under the Credit Agreement are secured by a lien on all personal property of the Company and its subsidiaries party thereto.  Amounts outstanding under the Credit Agreement bear interest at a rate equal to, at the Company's option, (a) the adjusted British Bankers Association LIBOR rate, as defined, plus 200 to 300 basis points (floor of 200 basis points) based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA or (b) the higher of the Federal Funds Rate plus 50 basis points, or the prime rate announced by Bank of America, N.A., plus up to 200 basis points based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA.  In addition, the Company has agreed to pay quarterly facility fees ranging from 0.375% to 0.50% per annum of the unused portion of the credit facility.  Any outstanding loans under the Revolving Facility mature on August 3, 2016, while the Term Loan includes quarterly installments of principal and interest payable over a five-year period.

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

The Company had $132.0 million of outstanding borrowings under its Revolving Facility as of September 30, 2011 and no outstanding borrowings as of December 31, 2010.  The Company utilized the Revolving Facility for letters of credit in the amount of $3.0 million and $0.2 million as of September 30, 2011 and December 31, 2010, respectively.  Accordingly, at September 30, 2011, the Company had $165.0 million available to borrow under the Credit Agreement.

On August 26, 2011, the Company entered into a swap agreement (“Swap Agreement”) with Bank of America, N.A. to establish a long-term interest rate for the Term Loan discussed above.  The Swap Agreement will become effective for the Term Loan principal balance outstanding at January 31, 2012 and will remain effective through the maturity date of the Term Loan.  Amounts outstanding under the Swap Agreement will bear interest at a rate equal to, the Applicable Rate, as defined in the Credit Agreement (based upon the Company’s consolidated leverage ratio) plus 97.5 basis points. The Swap Agreement includes quarterly installments of principal and monthly installments of interest payable through the maturity date of the Term Loan.

Debt Agreements from Recent Acquisitions

In connection with the acquisition of Frontier-Kemper (see Note 3), the Company assumed approximately $52 million of debt of which approximately $35 million was paid off upon the closing of the transaction.  Substantially all of the debt remaining exists in the form of a promissory note payable from Frontier-Kemper to the former sole shareholder of Frontier-Kemper in the amount of $17.1 million (the “Frontier-Kemper Seller Note”).  Interest under the Frontier-Kemper Seller Note accrues at the rate of 2% per annum with all accrued but unpaid interest payable on September 30, 2011.  Additionally, the Frontier-Kemper Seller Note contains an indemnification provision allowing the Company to offset balances against the principal due under certain circumstances. The Frontier-Kemper Seller Note matures on December 31, 2011.  The Company may prepay all or any portion of the Frontier-Kemper Seller Note at any time without premium or penalty.

In connection with the acquisition of GreenStar (see Note 3), the Company issued to the interest holder representative, on behalf of certain of GreenStar’s former equity holders, a promissory note in the amount of approximately $74.9 million (the “GreenStar Seller Note”).  Interest under the GreenStar Seller Note accrued at the rate of 8% per annum with all accrued but unpaid interest payable on August 1, September 1 and October 1, 2011.  The GreenStar Seller Note and all accrued interest was paid off on August 3, 2011.

In connection with the acquisition of Lunda (see Note 3), the Company issued to the former Lunda shareholders promissory notes in an aggregate amount of approximately $21.7 million (the “Lunda Seller Notes”).  Interest under the Lunda Seller Notes accrues at the rate of 5% per annum with all accrued but unpaid interest payable annually.  The Lunda Seller Notes mature on July 1, 2016.  The Company may prepay all or any portion of the Lunda Seller Notes at any time without premium or penalty.  To the extent that the Company prepays all or any portion of its outstanding Senior Notes, it is also required to repay a pro rata portion (based upon the amount being prepaid under the Senior Notes and the total amount outstanding under the Senior Notes) of the Lunda Seller Notes.  The Lunda Seller Notes are guaranteed by Lunda, which, as a result of the acquisition, is a wholly owned subsidiary of the Company.

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

In August 2011, the Company entered into a new equipment financing agreement.  The Company obtained a loan totaling $25.0 million, which is collateralized by construction equipment owned by the Company.  The terms of the loan include equal monthly installments inclusive of principal and interest at an interest rate of 2.53% payable over a five-year period.

In September 2011, the Company entered into two new equipment financing agreements.  The Company obtained two loans for $12.5 million each, which are collateralized by construction equipment owned by the Company.  The terms of each of the loans include equal monthly installments inclusive of principal and interest at an interest rate of 2.21% payable over a five-year period.

(11)	Earnings per Common Share

Basic earnings per common share were computed by dividing Net Income by the weighted average number of common shares outstanding.  Diluted earnings per common share was similarly computed after giving consideration to the dilutive effect of stock options and restricted stock awards outstanding on the weighted average number of common shares outstanding. The computations of diluted earnings per common share for the three and nine months ended September 30, 2011 exclude 247,500 restricted stock units and 920,465 stock options because the awards would have an antidilutive effect.  The computations of diluted earnings per common share for the three and nine months ended September 30, 2010 exclude 585,000 stock options because the awards would have an antidilutive effect.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(12)	Business Segments

As discussed in Note 6, during the third quarter of 2011 the Company completed a reorganization which resulted in the formation of the Specialty Contractors reporting segment.  The Specialty Contractors reporting segment consists of the following subsidiary companies: GreenStar, Fisk, Powerco, DMI (all previously included in the Building reporting segment), and Superior Gunite (“Superior”) (previously included in the Civil reporting segment).  The reorganization enables the Company to focus on vertical integration through increased self-performed work capabilities while maintaining the specialty contractors business with third parties, and it will strengthen the Company’s position as a full-service contractor with greater control over scheduled delivery and risk management.

The following tables set forth certain reportable segment information relating to the Company’s operations for the three and nine months ended September 30, 2011 and 2010 (in thousands).  In accordance with the accounting guidance on segment reporting, the Company has restated the comparative prior period information for the reorganized reportable segments:

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Revenues	Income from Construction Operations	Revenues	Income from Construction Operations

Building	$567,676	$8,876	$511,233	$28,510
Civil	281,355	23,805	171,223	27,298
Specialty Contractors	335,921	33,132	24,088	(336)
Management Services	85,482	5,383	41,544	2,934
Eliminations	(104,024)	-	(16,282)	-
	1,166,410	71,196	731,806	58,406
Corporate *	-	(9,160)	-	(8,446)
Total	$1,166,410	$62,036	$731,806	$49,960

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Revenues	Income from Construction Operations	Revenues	Income from Construction Operations

Building	$1,463,386	$43,704	$1,849,295	$79,410
Civil	558,307	51,732	493,314	65,308
Specialty Contractors	514,809	35,812	93,892	10,761
Management Services	209,956	14,541	158,838	12,874
Eliminations	(144,901)	-	(84,082)	-
	2,601,557	145,789	2,511,257	168,353
Corporate *	-	(28,205)	-	(28,385)
Total	$2,601,557	$117,584	$2,511,257	$139,968
_____________________________________________
* Consists primarily of corporate general and administrative expenses.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(12)	Business Segments (continued)

The following table set forth certain reportable segment information relating to the Company’s total assets as of September 30, 2011 and December 31, 2010 (in thousands):

	Total Assets as of
	September 30, 2011	December 31, 2010

Building	$1,118,714	$1,152,439
Civil	1,082,509	626,397
Specialty Contractors	555,334	72,286
Management Services	160,958	147,921
	2,917,515	1,999,043
Corporate *	836,222	780,177
Total	$3,753,737	$2,779,220

* Consists principally of Cash and Cash Equivalents, corporate transportation equipment, and other   investments available for general corporate purposes

(13)	Employee Pension Plans

The Company has a defined benefit pension plan and an unfunded supplemental retirement plan.  Effective September 1, 2004, all benefit accruals under the Company’s pension plan were frozen; however, the current vested benefit was preserved.  The pension disclosure presented below includes aggregated amounts for both of the Company’s plans. The following table sets forth the net periodic benefit cost by component for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Interest cost	$1,108	$1,139	$3,323	$3,418
Expected return on plan assets	(1,254)	(1,241)	(3,763)	(3,724)
Amortization of net loss	992	612	2,976	1,836

Net periodic benefit cost	$846	$510	$2,536	$1,530

The Company contributed $3.8 million and $5.2 million to its defined benefit pension plan during the three and nine months ended September 30, 2011, respectively and $1.2 million and $2.3 million during the three and nine months ended September 30, 2010, respectively.  The Company expects to contribute an additional $0.8 million to its defined benefit pension plan during the remainder of fiscal year 2011.

(14)	Related Party Transactions

The Company leases certain facilities from Ronald N. Tutor, the Company’s Chairman and Chief Executive Officer, and an affiliate owned by Mr. Tutor under non-cancelable operating lease agreements with monthly payments of $0.2 million, which increase at 3% per annum beginning August 1, 2009 and expire on July 31, 2016.  Lease expense for these leases, recorded on a straight-line basis, was $0.6 million for each of the three months ended September 30, 2011 and September 30, 2010, and $1.8 million for each of the nine months ended September 30, 2011 and 2010.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(14)	Related Party Transactions (continued)

The Vice Chairman of O&G Industries, Inc. (“O&G”) is a director of the Company.  O&G occasionally participates in joint ventures with the Company.  The Company’s share of revenues related to these joint ventures amounted to $2.4 million and $4.3 million (or less than 1%) for the three and nine months ended September 30, 2011, respectively.  No revenues were earned relating to these joint ventures for the nine months ended September 30, 2010.  O&G’s cumulative holdings of the Company’s stock as of September 30, 2011 and 2010 were 600,000 shares, or 1.27% of total common shares outstanding at September 30, 2011.

(15)	Separate Financial Information of Subsidiary Guarantors of Indebtedness

As discussed in Note 10, the Company’s obligation to pay principal and interest on its 7.625% Senior Notes due November 1, 2018, is guaranteed on a joint and several basis by substantially all of the Company’s existing and future subsidiaries that guarantee obligations under the Company’s Existing Agreement, with certain exceptions (the “Guarantors”).  The guarantees are full and unconditional and the Guarantors are 100%-owned by the Company.  Each of the acquired companies were added as guarantors prior to September 30, 2011.  The following supplemental condensed consolidating financial information reflects the summarized financial information of the Company as the issuer, the Guarantors and the Company’s non-guarantor subsidiaries on a combined basis.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET - SEPTEMBER 30, 2011 (UNAUDITED)
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and Cash Equivalents	$162,129	$87,130	$24,062	$-	$273,321
Restricted Cash	26,975	8,842	-	-	35,817
Accounts Receivable	108,630	1,317,863	7,275	(121,408)	1,312,360
Costs and Estimated Earnings in Excess of Billings	109,542	264,631	152	-	374,325
Deferred Income Taxes	3,442	15,117	-	-	18,559
Other Current Assets	48,818	53,428	5,789	(14,268)	93,767
Total Current Assets	459,536	1,747,011	37,278	(135,676)	2,108,149

Long-term Investments	67,061	-	-	-	67,061
Property and Equipment, net	31,880	435,461	5,187	-	472,528
Intercompany Notes and Receivables	25,119	553,179	(4,894)	(573,404)	-
Other Assets:
Goodwill	-	881,538	-	-	881,538
Intangible Assets, net	-	203,075	-	-	203,075
Investment in Subsidiaries	2,398,136	(8,438)	50	(2,389,748)	-
Other	17,602	9,168	375	(5,759)	21,386
	$2,999,334	$3,820,994	$37,996	$(3,104,587)	$3,753,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$33,529	$40,307	$-	$-	$73,836
Accounts Payable	37,550	850,327	302	(121,408)	766,771
Billings in Excess of Costs and Estimated Earnings	31,199	350,231	34	-	381,464
Accrued Expenses and Other Current Liabilities	55,802	144,737	17,814	(14,268)	204,085
Total Current Liabilities	158,080	1,385,602	18,150	(135,676)	1,426,156

Long-term Debt, less current maturities	628,366	136,363	-	(5,759)	758,970
Deferred Income Taxes	87,246	7,199	-	-	94,445
Other Long-term Liabilities	86,434	6,537	-	-	92,971

Contingencies and Commitments

Intercompany Notes and Advances Payable	658,013	(92,365)	7,756	(573,404)	-

Stockholders’ Equity	1,381,195	2,377,658	12,090	(2,389,748)	1,381,195

	$2,999,334	$3,820,994	$37,996	$(3,104,587)	$3,753,737

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET - DECEMBER 31, 2010
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and Cash Equivalents	$222,156	$220,086	$29,136	$-	$471,378
Restricted Cash	23,550	-	-	-	23,550
Accounts Receivable	116,718	802,059	643	(38,806)	880,614
Costs and Estimated Earnings in Excess of Billings	83,337	55,960	152	-	139,449
Deferred Income Taxes	3,515	222	-	-	3,737
Other Current Assets	9,833	22,784	9,993	(296)	42,314
Total Current Assets	459,109	1,101,111	39,924	(39,102)	1,561,042

Long-term Investments	88,129	-	-	-	88,129
Property and Equipment, net	44,065	312,965	5,407	-	362,437
Intercompany Notes and Receivables	(4,331)	565,701	(5,196)	(556,174)	-
Other Assets:
Goodwill	-	621,920	-	-	621,920
Intangible Assets, net	-	132,551	-	-	132,551
Investment in Subsidiaries	1,696,321	-	-	(1,696,321)	-
Other	8,015	4,751	375	-	13,141
	$2,291,308	$2,738,999	$40,510	$(2,291,597)	$2,779,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$6,198	$15,136	$-	$-	$21,334
Accounts Payable	48,139	643,462	747	(38,806)	653,542
Billings in Excess of Costs and Estimated Earnings	20,424	179,293	33	-	199,750
Accrued Expenses and Other Current Liabilities	17,880	60,267	15,637	(296)	93,488
Total Current Liabilities	92,641	898,158	16,417	(39,102)	968,114

Long-term Debt, less current maturities	316,113	58,237	-	-	374,350
Deferred Income Taxes	78,525	557	-	-	79,082
Other Long-term Liabilities	36,121	8,559	-	-	44,680

Contingencies and Commitments

Intercompany Notes and Advances Payable	454,914	86,188	15,072	(556,174)	-

Stockholders’ Equity	1,312,994	1,687,300	9,021	(1,696,321)	1,312,994

	$2,291,308	$2,738,999	$40,510	$(2,291,597)	$2,779,220

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2011
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$72,632	$1,197,802	$-	$(104,024)	$1,166,410
Cost of Operations	63,235	1,091,167	(4,323)	(104,024)	1,046,055

Gross Profit	9,397	106,635	4,323	-	120,355

General and Administrative Expenses	14,892	42,993	434	-	58,319

INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	(5,495)	63,642	3,889	-	62,036

Equity in Earnings of Subsidiaries	42,116	-	-	(42,116)	-
Other Income (Expense), net	5,536	323	4	-	5,863
Interest Expense	(10,634)	(932)	-	-	(11,566)

Income before Income Taxes	31,523	63,033	3,893	(42,116)	56,333

(Provision) Credit for Income Taxes	3,954	(23,363)	(1,447)	-	(20,856)

NET INCOME	$35,477	$39,670	$2,446	$(42,116)	$35,477

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2010
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$115,062	$633,026	$-	$(16,282)	$731,806
Cost of Operations	87,484	574,303	(4,369)	(16,282)	641,136

Gross Profit	27,578	58,723	4,369	-	90,670

General and Administrative Expenses	12,159	28,298	253	-	40,710

INCOME FROM CONSTRUCTION OPERATIONS	15,419	30,425	4,116	-	49,960

Equity in Earnings of Subsidiaries	21,040	-	-	(21,040)	-
Other Income (Expense), net	1,049	(697)	6	-	358
Interest Expense	(771)	(724)	(94)	-	(1,589)

Income before Income Taxes	36,737	29,004	4,028	(21,040)	48,729

Provision for Income Taxes	(5,804)	(10,522)	(1,470)	-	(17,796)

NET INCOME	$30,933	$18,482	$2,558	$(21,040)	$30,933

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2011
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$225,619	$2,520,839	$-	$(144,901)	$2,601,557
Cost of Operations	191,888	2,294,167	(9,625)	(144,901)	2,331,529

Gross Profit	33,731	226,672	9,625	-	270,028

General and Administrative Expenses	45,456	105,801	1,187	-	152,444

INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	(11,725)	120,871	8,438	-	117,584

Equity in Earnings of Subsidiaries	80,459	-	-	(80,459)	-
Other Income (Expense), net	6,639	(14)	23	-	6,648
Interest Expense	(23,963)	(2,010)	-	-	(25,973)

Income before Income Taxes	51,410	118,847	8,461	(80,459)	98,259

(Provision) Credit for Income Taxes	10,690	(43,735)	(3,114)	-	(36,159)

NET INCOME	$62,100	$75,112	$5,347	$(80,459)	$62,100

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2010
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$360,386	$2,234,953	$-	$(84,082)	$2,511,257
Cost of Operations	288,943	2,051,882	(11,201)	(84,082)	2,245,542

Gross Profit	71,443	183,071	11,201	-	265,715

General and Administrative Expenses	39,898	85,136	713	-	125,747

INCOME FROM CONSTRUCTION OPERATIONS	31,545	97,935	10,488	-	139,968

Equity in Earnings of Subsidiaries	64,209	-	-	(64,209)	-
Other Income (Expense), net	3,022	(3,428)	7	-	(399)
Interest Expense	(2,364)	(3,652)	(338)	-	(6,354)

Income before Income Taxes	96,412	90,855	10,157	(64,209)	133,215

Provision for Income Taxes	(11,821)	(33,101)	(3,702)	-	(48,624)

NET INCOME	$84,591	$57,754	$6,455	$(64,209)	$84,591

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2011
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net income	$62,100	$75,112	$5,347	$(80,459)	$62,100
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,911	25,463	220	-	29,594
Equity in earnings of subsidiaries	(80,459)	-	-	80,459	-
Stock-based compensation expense	6,820	-	-	-	6,820
Excess income tax benefit from stock-based compensation	(18)	-	-	-	(18)
Deferred income taxes	(161)	573	-	-	412
Loss on sale of equipment	-	(896)	-	-	(896)
Gain on bargain purchase	(4,000)	-	-	-	(4,000)
Other long-term liabilities	(4,819)	(2,004)	-	-	(6,823)
Other non-cash items	(659)	(2,592)	-	-	(3,251)
Changes in other components of working capital	(19,612)	(187,547)	(695)	-	(207,854)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(36,897)	$(91,891)	$4,872	$-	$(123,916)

Cash Flows from Investing Activities:
Acquisitions, net of cash balance acquired	(337,873)	-	-	-	(337,873)
Business acquisition related payments	(3,000)	-	-	-	(3,000)
Acquisition of property and equipment	(4,284)	(35,410)	-	-	(39,694)
Proceeds from sale of property and equipment	22	6,504	-	-	6,526
Proceeds from sale of available-for-sale securities	-	7,388	-	-	7,388
Change in restricted cash	(3,425)	(3,771)	-	-	(7,196)
Investment in other activities	-	-	-	-	-
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$(348,560)	$(25,289)	$-	$-	$(373,849)

Cash Flows from Financing Activities:
Proceeds from debt	466,659	101,123	-	-	567,782
Repayment of debt	(217,056)	(46,003)	-	-	(263,059)
Excess income tax benefit from stock-based compensation	18	-	-	-	18
Issuance of Common Stock and effect of cashless exercise	(44)	-	-	-	(44)
Debt issuance costs	(4,989)	-	-	-	(4,989)
Increase (decrease) in intercompany advances	80,842	(70,896)	(9,946)	-	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$325,430	$(15,776)	$(9,946)	$-	$299,708

Net Increase (Decrease) in Cash and Cash Equivalents	(60,027)	(132,956)	(5,074)	-	(198,057)
Cash and Cash Equivalents at Beginning of Year	222,156	220,086	29,136	-	471,378
Cash and Cash Equivalents at End of Period	$162,129	$87,310	$24,062	$-	$273,321

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2010
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net income	$84,591	$57,754	$6,455	$(64,209)	$84,591
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,836	19,254	238	-	23,328
Equity in earnings of subsidiaries	(64,209)	-	-	64,209	-
Stock-based compensation expense	10,168	-	-	-	10,168
Adjustment of investments to fair value	25	-	-	-	25
Deferred income taxes	(2,957)	(102)	-	-	(3,059)
Loss on sale of equipment	2	348	-	-	350
Other long-term liabilities	(1,166)	(2,511)	-	-	(3,677)
Other non-cash items	-	-	-	-	-
Changes in other components of working capital	(32,552)	(109,994)	(5,129)	-	(147,675)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(2,262)	$(35,251)	$1,564	$-	$(35,949)

Cash Flows from Investing Activities:
Business acquisition related payments	(3,000)	(3,734)	-	-	(6,734)
Acquisition of property and equipment	(1,178)	(14,724)	(233)	-	(16,135)
Proceeds from sale of property and equipment	92	1,764	-	-	1,856
Proceeds from sale of available-for-sale securities	6,865	53	-	-	6,918
Increase in Restricted Cash	(23,541)	-	-	-	(23,541)
Investment in other activities	-	53	-	-	53
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$(20,762)	$(16,588)	$(233)	$-	$(37,583)

Cash Flows from Financing Activities:
Proceeds from debt	5,786	2,938	-	-	8,724
Repayment of debt	(10,392)	(12,851)	(5,560)	-	(28,803)
Common stock repurchased under share repurchase program	(39,391)	-	-	-	(39,391)
Issuance of common stock and effect of cashless exercise	(325)	-	-	-	(325)
Debt issuance costs	(1,905)	-	-	-	(1,905)
Increase (decrease) in intercompany advances	(93,511)	84,434	9,077	-	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$(139,738)	$74,521	$3,517	$-	$(61,700)

Net Increase (Decrease) in Cash and Cash Equivalents	(162,762)	22,682	4,848	-	(135,232)
Cash and Cash Equivalents at Beginning of Year	266,171	58,388	23,750	-	348,309
Cash and Cash Equivalents at End of Period	$103,409	$81,070	$28,598	$-	$213,077

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses our financial position at September 30, 2011, and the results of our operations for the three and nine months ended September 30, 2011 and should be read in conjunction with: (1) the unaudited consolidated condensed financial statements and notes contained herein, and (2) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Overview

We were incorporated in 1918 as a successor to businesses that had been engaged in providing construction services since 1894.  We provide diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world.  Our construction business is conducted through four basic segments:  Civil, Building, Specialty Contractors, and Management Services.  Our Civil segment specializes in public works construction and the repair, replacement and reconstruction of infrastructure, including highways, bridges, mass transit systems and water and wastewater treatment facilities.  Our Building segment has significant experience providing services to a number of specialized building markets, including the hospitality and gaming, transportation, healthcare, municipal offices, sports and entertainment, educational, correctional facilities, biotech, pharmaceutical and high-tech markets.  Our Specialty Contractors segment specializes in plumbing, HVAC, electrical, mechanical, and pneumatically placed concrete for a full range of civil, building and management services construction projects in the industrial, commercial, hospitality and gaming, transportation, and infrastructure end markets, among others.   Our Management Services segment provides diversified construction and design-build services to the U.S. military and federal government agencies, as well as surety companies and multi-national corporations in the United States and overseas.

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

During the third quarter of 2011, we completed the execution of our major acquisition strategy to expand our business both vertically and geographically and provide synergies and opportunities to enhance our margins through an increase in the volume of our self-performed work, coupled with an increased volume of higher margin public works projects in our Civil and Building segments.  Our legacy Building and Civil segment operating results primarily reflect the substantial completion of several successful, large public works projects as well as the start-up of several new public works projects in the eastern and western United States.  Our Management Services segment continues its focus on obtaining new work with various U.S government agencies, including the U.S. military, both domestically and abroad.  Our operating results also reflect the impact of acquisition-related expenses, amortization of acquisition-related Intangible Assets and interest expense associated with the financing arrangements for the acquisitions.

Recent Developments

Completion of Major Acquisition Strategy, Formation of Specialty Contractors Segment and Executive Appointments

Index

With the acquisitions of Lunda Construction Company (“Lunda”) and GreenStar Services Corporation (“GreenStar”) during the third quarter of 2011, we have completed our major acquisition strategy which also included the acquisitions of the following companies over the past year: Superior Gunite, Fisk Electric Company (“Fisk”), Anderson Companies (“Anderson”), Frontier-Kemper Constructors (“Frontier-Kemper”) and Becho, Inc. (“Becho”).  On a combined basis, these companies had 2010 annual revenues of approximately $1.7 billion and had backlog at the respective acquisition dates of approximately $2.6 billion.

During the third quarter of 2011 we completed a reorganization which resulted in the formation of the Specialty Contractors reporting segment. The Specialty Contractors reporting segment consists of the following subsidiary companies: GreenStar, Fisk, Powerco Electric Corporation (“Powerco”), Desert Mechanical, Inc (“DMI”) (all previously included in the Building reporting segment), and Superior Gunite (previously included in the Civil reporting segment). On September 13, 2011, we appointed Kenneth R. Burk, our former Chief Financial Officer, as Executive Vice President and Chief Executive Officer of the Company's Specialty Contractors Group, and each of the subsidiaries discussed above will report to Mr. Burk in his new role.  The reorganization enables the Company to focus on vertical integration through increased self-performed work capabilities while maintaining the specialty contractors business with third parties, and it will strengthen the Company’s position as a full-service contractor with greater control over scheduled delivery and risk management.

On September 13, 2011, we also appointed Michael J. Kershaw to replace Mr. Burk as Executive Vice President and Chief Financial Officer, effective September 21, 2011.  Prior to his hiring, Mr. Kershaw has served in several executive and managerial positions with several of our peers in the construction industry.

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

The Credit Agreement replaces the Existing Agreement and allows us to borrow up to $300 million on a revolving credit basis (the “Revolving Facility”), with a $50 million sublimit for letters of credit, and an additional $200 million term loan (the “Term Loan”).  Subject to certain conditions, we have the option to increase the base facility by up to an additional $50 million.  Any outstanding loans under the Revolving Facility mature on August 3, 2016, while the Term Loan includes quarterly installments of principal and interest payable over a five-year period. Similar to the Existing Agreement, the Credit Agreement requires us to comply with certain financial and other covenants including minimum net worth, minimum fixed charge coverage and maximum leverage ratios.  We are currently in compliance with the covenants of the Credit Agreement.  For a description of additional material terms of the Credit Agreement, see Note 10 of Notes to Consolidated Condensed Financial Statements.

Backlog of $6.4 Billion

Our backlog of uncompleted construction work at September 30, 2011 was approximately $6.4 billion compared to $4.3 billion at December 31, 2010.  During the third quarter of 2011 we converted a number of pending awards into backlog across each of our business segments.  New work additions during the third quarter of 2011 include approximately $491.2 million for our Building segment, $279.6 million for our Civil segment, $226.3 million for our Specialty Contractors segment, and $108.0 million for our Management Services segment. Significant awards include a $143 million highway interchange reconstruction project in Maryland, a $93 million office building in northern California, a $70 million educational facility in Philadelphia, and a $60 million overhead coverage protection facility in Iraq. During the third quarter of 2011, we also added approximately $1.6 billion of backlog as a result of the acquisitions of Lunda, GreenStar and Becho.  In addition, we have pending contract awards and prospects for both public and private sector customers that could enter our backlog in the near future.

Index

(dollars in millions)	Backlog at December 31, 2010	New Business Awarded (1)	Revenues Recognized	Backlog at September 30, 2011
Building	$2,642.9	$1,302.6	$(1,463.4)	$2,482.1
Civil	1,397.6	1,499.3	(558.3)	2,338.6
Specialty Contractors	69.4	1,775.4	(514.8)	1,330.0
Management Services	260.9	288.3	(210.0)	339.2
Eliminations	(86.5)	(98.5)	144.9	(40.1)
Total	$4,284.3	$4,767.1	$(2,601.6)	$6,449.8

(1)
   New business awarded consists of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing changes, plus the value of uncompleted contract work of businesses acquired.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  Our critical accounting policies are also identified and discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  We have made no significant changes to these policies during the nine months ended September 30, 2011.

In accordance with normal practice in the construction industry, we include in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year.  Costs and estimated earnings in excess of billings related to our contracts and joint venture contracts at September 30, 2011 and December 31, 2010, consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Unbilled costs and profits incurred to date*	$131,038	$14,285
Unapproved change orders	139,298	49,949
Claims	103,989	75,215
	$374,325	$139,449

*	Represents the excess of contract costs and profits recognized to date on the percentage of completion accounting method over the amount of contract billings to date on certain contracts.

Of the balance of “Unapproved change orders” and “Claims” included above in costs and estimated earnings in excess of billings at September 30, 2011 and December 31, 2010, approximately $87.2 million and $74.1 million, respectively, are amounts subject to pending litigation or dispute resolution proceedings as described in Note 7 of Notes to Consolidated Condensed Financial Statements.  These amounts are management’s estimate of the probable cost recovery from the disputed claims considering such factors as evaluation of entitlement, settlements reached to date and experience with the customer.  In the event that future facts and circumstances, including the resolution of disputed claims, cause a reduction in the aggregate amount of the estimated probable cost recovery from the disputed claims, the amount of such reduction will be recorded against earnings in the relevant future period.

In May 2011, the FASB issued a staff position amending existing guidance for fair value measurements and disclosures in both interim and annual financial statements.  This update expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update will be effective for us with the interim and annual reporting periods for fiscal years beginning after December 15, 2011. Other than requiring additional disclosures, adoption of this update will not have a material effect on our consolidated financial statements.

Index

In June 2011, the FASB issued a staff position which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This update eliminates the option to present components of other comprehensive income as part of the statement of equity. This update will be effective for us with the interim and annual reporting periods for fiscal years beginning after December 15, 2011. The adoption of this update will not have a material effect on our consolidated financial statements.

In September 2011, the FASB issued a staff position that gives an entity the option to make a qualitative evaluation about the likelihood of Goodwill impairment. An entity will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not less than its carrying value. This update is effective for annual and interim Goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. This update will be effective for us with the interim and annual reporting periods for fiscal years beginning after December 15, 2011. The adoption of this update will not have a material effect on our consolidated financial statements.

In September 2011, the FASB issued a staff position that revises the way in which entities disclose participation in a multiemployer plan.  This update will be effective for us with the annual reporting period for the fiscal year ending after December 15, 2011. Other than requiring additional disclosures, adoption of this update will not have a material effect on our consolidated financial statements.

Results of Operations

Comparison of the Third Quarter Ended September 30, 2011 with the Third Quarter Ended September 30, 2010

For the third quarter of 2011, we recorded Revenues of $1,166.4 million, Income from Construction Operations of $62.0 million and Net Income of $35.5 million.  Basic and Diluted earnings per common share for the third quarter of 2011 were $0.75 and $0.74, respectively, as compared to $0.65 and $0.65, respectively, for the third quarter of 2010. Our operating results increased during the third quarter of 2011, compared to the same period in 2010, due primarily to the contributions from the acquisitions completed over the past 12 months, offset by the substantial completion of successful, large public works projects, and increased interest expense associated with our senior unsecured notes, Term Loan and borrowings under our Revolving Facility.

	Revenues for the
	Three Months Ended September 30,
(dollars in millions)	2011	2010	$ Change	% Change
Building	$567.7	$511.2	$56.5	11.1%
Civil	281.3	171.2	110.1	64.3%
Specialty Contractors	335.9	24.1	311.8	*NM
Management Services	85.5	41.5	44.0	106.0%
Eliminations	(104.0)	(16.2)	(87.8)	*NM
Total	$1,166.4	$731.8	$434.6	59.4%
*NM – Not Meaningful

Overall Revenues increased by $434.6 million (or 59.4%), from $731.8 million in 2010 to $1,166.4 million in 2011, due primarily to contributions from the acquisitions we have recently closed.

Building segment revenues increased by $56.5 million (or 11.1%), from $511.2 million in 2010 to $567.7 million in 2011, due primarily to the acquisition of Anderson which contributed approximately $112.8 million in revenues.  This increase was offset by the substantial completion of successful large public works projects in Las Vegas and Philadelphia.

Index

Civil segment revenues increased by $110.1 million (or 64.3%), from $171.2 million in 2010 to $281.3 million in 2011, due primarily to the recent acquisitions which contributed approximately $139.7 million in revenues in the aggregate offset by the substantial completion of projects in the metropolitan New York area.

Specialty Contractors segment revenues increased by $311.8 million, from $24.1 million in 2010 to $335.9 million in 2011, due primarily to the recent acquisitions which contributed approximately $328.0 million in revenues in the aggregate.

Management Services segment revenues increased by $44.0 million (or 106.0%), from $41.5 million in 2010 to $85.5 million in 2011, due primarily to the ramp up of an airforce base project in the eastern United States and the start-up of a task order contract for containerized housing in southern Iraq.

	Income (Loss) from Construction
	Operations for the
	Three Months Ended September 30,
(dollars in millions)	2011	2010	$ Change	% Change
Building	$8.9	$28.5	$(19.6)	(68.8%)
Civil	23.8	27.3	(3.5)	(12.8%)
Specialty Contractors	33.1	(0.3)	33.4	*NM
Management Services	5.4	2.9	2.5	86.2%
Corporate	(9.2)	(8.4)	(0.8)	9.5%
Total	$62.0	$50.0	$12.0	24.0%
*NM – Not Meaningful

Overall Income from Construction Operations increased by $12.0 million (or 24.0%), from $50.0 million in 2010 to $62.0 million in 2011, due primarily to contributions from the acquisitions we have recently closed.

Building segment income from construction operations decreased $19.6 million (or 68.8%), from $28.5 million in 2010 to $8.9 million in 2011, due primarily to a decline in volume and operating margin caused by the substantial completion of successful public works projects in Las Vegas and Philadelphia.

Civil segment income from construction operations decreased by $3.5 million (or 12.8%), from $27.3 million in 2010 to $23.8 million in 2011, due primarily to a decline in operating margin caused by the substantial completion of several projects in the New York metropolitan area.  This decrease was partly offset by the recent acquisitions which contributed approximately $10.5 million in income from construction operations (net of Intangible Assets amortization) in the aggregate and the timing of ramp up on projects in the western United States.

Specialty Contractors segment income from construction operations increased by $33.4 million, from a loss of $0.3 million in 2010 to income of $33.1 million in 2011, due primarily to the recent acquisitions which contributed approximately $35.1 million in income from construction operations (net of Intangible Assets amortization) in the aggregate.

Management Services income from construction operations increased by $2.5 million (or 86.2%), from $2.9 million in 2010 to $5.4 million in 2011, due primarily to the increase in revenues discussed above.

Index

Consolidated Other Income, Interest Expense and Provision for Income Taxes

(dollars in millions)	September 30, 2011	September 30, 2010	$ Change	% Change
Three months ended
Other Income (Expense), net	$5.9	$0.4	$5.5	*NM
Interest Expense	11.6	1.6	10.0	*NM
Provision for Income Taxes	20.9	17.8	3.1	17.4%
*NM – Not Meaningful

Other Income (Expense), net increased by $5.5 million from income of $0.4 million in 2010 to income of $5.9 million in 2011, due primarily to the bargain purchase gain recorded on the acquisition of Frontier-Kemper.  Interest Expense increased by $10.0 million from $1.6 million in 2010 to $11.6 million in 2011.  This increase was due primarily to interest recorded on our $300 million senior unsecured notes, which were issued in October 2010, our Term Loan, and on borrowings under our Revolving Facility.  The Provision for Income Taxes increased by $3.1 million (or 17.4%), from $17.8 million in 2010 to $20.9 million in 2011, due to the increase in pretax income.  The effective tax rate was 37.0% for 2011 and 36.5% for 2010.

Comparison of the Nine Months Ended September 30, 2011 with the Nine Months Ended September 30, 2010

For the nine months ended September 30, 2011, we recorded Revenues of $2,601.6 million, Income from Construction Operations of $117.6 million and Net Income of $62.1 million.  Basic and Diluted earnings per common share for the nine months ended September 30, 2011 were $1.32 and $1.30, respectively, as compared to $1.75 and $1.73, respectively, for the third quarter of 2010. Our operating results decreased during the nine months ended September 30, 2011, compared to the same period in 2010, due primarily to the substantial completion of successful large public works projects, and increased interest expense associated with our senior unsecured notes, Term Loan and borrowings under our Revolving Facility, offset by contributions from the acquisitions we have recently closed.

	Revenues for the
	Nine Months Ended September 30,
(dollars in millions)	2011	2010	$ Change	% Change
Building	$1,463.4	$1,849.3	$(385.9)	(20.9)%
Civil	558.3	493.3	65.0	13.2%
Specialty Contractors	514.8	93.9	420.9	*NM
Management Services	210.0	158.8	51.2	32.2%
Eliminations	(144.9)	(84.0)	(60.9)	*NM
Total	$2,601.6	$2,511.3	$90.3	3.6%
*NM – Not Meaningful

Overall Revenues increased by $90.3 million (or 3.6%), from $2,511.3 million in 2010 to $2,601.6 million in 2011, due primarily to contributions from the acquisitions we have recently closed.

Building segment revenues decreased by $385.9 million (or 20.9%), from $1,849.3 million in 2010 to $1,463.4 million in 2011, due primarily to the substantial completion of large hospitality and gaming and public works projects in Las Vegas and Philadelphia.  This decrease was offset by the acquisition of Anderson which contributed approximately $218.6 million in revenues.

Civil segment revenues increased by $65.0 million (or 13.2%), from $493.3 million in 2010 to $558.3 million in 2011, due primarily to the recent acquisitions which contributed approximately $153.2 million in revenues in the aggregate, offset by the substantial completion of projects in the metropolitan New York area.

Index

Specialty Contractors segment revenues increased by $420.9 million, from $93.9 million in 2010 to $514.8 million in 2011, due primarily to the recent acquisitions which contributed approximately $487.2 million in revenues in the aggregate.

Management Services segment revenues increased by $51.2 million (or 32.2%), from $158.8 million in 2010 to $210.0 million in 2011, due primarily to the ramp up of an airforce base project in the eastern United States and the start-up of a task order contract for containerized housing in southern Iraq.

	Income from Construction
	Operations for the
	Nine Months Ended September 30,
(dollars in millions)	2011	2010	$ Change	% Change
Building	$43.7	$79.4	$(35.7)	(45.0)%
Civil	51.7	65.3	(13.6)	(20.8)%
Specialty Contractors	35.8	10.8	25.0	*NM
Management Services	14.5	12.9	1.6	12.4%
Corporate	(28.1)	(28.4)	0.3	(1.1)%
Total	$117.6	$140.0	$(22.4)	(16.0)%

Overall Income from Construction Operations decreased by $22.4 million (or 16.0%), from $140.0 million in 2010 to $117.6 million in 2011, due primarily to a decline in volume and operating margin caused by the substantial completion of successful large public works projects in our Building and Civil segments offset by contributions from the acquisitions we have recently closed.

Building segment income from construction operations decreased $35.7 million (or 45.0%), from $79.4 million in 2010 to $43.7 million in 2011, due primarily to a decline in volume and operating margin caused by the substantial completion of successful large public works projects in Las Vegas and Philadelphia.

Civil segment income from construction operations decreased by $13.6 million (or 20.8%), from $65.3 million in 2010 to $51.7 million in 2011, due primarily to a decline in operating margin caused by the substantial completion of several projects in the New York metropolitan area.  This decrease was partly offset by the recent acquisitions which contributed approximately $12.1 million in income from construction operations (net of Intangible Assets amortization) in the aggregate.

Specialty Contractors segment income from construction operations increased by $25.0 million, from $10.8 million in 2010 to $35.8 million in 2011, due primarily to the recent acquisitions which contributed approximately $38.7 million in income from construction operations (net of Intangible Assets amortization) in the aggregate.

Management Services income from construction operations increased by $1.6 million (or 12.4%), from $12.9 million in 2010 to $14.5 million in 2011, due primarily to the increase in revenues discussed above.

Index

Consolidated Other Income, Interest Expense and Provision for Income Taxes

(dollars in millions)	September 30, 2011	September 30, 2010	$ Change	% Change
Nine Months ended
Other Income (Expense), net	$6.6	$(0.4)	$7.0	*NM
Interest Expense	26.0	6.4	19.6	*NM
Provision for Income Taxes	36.2	48.6	(12.4)	(25.5)%
*NM – Not Meaningful

Other Income (Expense), net increased by $7.0 million from expense of $0.4 million in 2010 to income of $6.6 million in 2011, due primarily to the bargain purchase gain recorded on the acquisition of Frontier-Kemper.  Interest Expense increased by $19.6 million, from $6.4 million in 2010 to $26.0 million in 2011.  This increase was primarily due to interest recorded on our $300 million senior unsecured notes, which were issued in October 2010, our Term Loan, and on borrowings under our Revolving Facility.  The Provision for Income Taxes decreased by $12.4 million (or 25.5%), from $48.6 million in 2010 to $36.2 million in 2011, due to the decrease in pretax income.  The effective tax rate was 36.8% for 2011 and 36.5% for 2010.

Liquidity and Capital Resources

Cash and Working Capital
At September 30, 2011 and December 31, 2010, cash held by us and available for general corporate purposes was $193.3 million and $455.5 million, respectively.  Our proportionate share of cash held by joint ventures and available only for joint venture-related uses, including distributions to joint venture partners, was $80.0 million and $15.9 million at September 30, 2011 and December 31, 2010, respectively, and our Restricted Cash was $35.8 million and $23.6 million at September 30, 2011 and December 31, 2010, respectively.

A summary of cash flows for each of the nine months ended September 30, 2011 and 2010 is set forth below:

	Nine Months Ended September 30,
(dollars in millions)	2011	2010
Cash flows from:
Operating activities	$(123.9)	$(35.9)
Investing activities	(373.9)	(37.6)
Financing activities	299.7	(61.7)
Net (decrease) increase in cash	(198.1)	(135.2)
Cash at beginning of year	471.4	348.3
Cash at end of period	$273.3	$213.1

During the nine months ended September 30, 2011, we used $123.9 million in cash to fund operating activities, primarily due to cash payments made for income taxes, interest and the timing of collections in the Specialty Contractors segment.  We used $373.9 million in cash to fund investing activities, primarily for the acquisitions discussed above.  In addition, we used cash to purchase construction equipment and to fund the deferred purchase price of an acquisition made in a prior year.  We received $299.7 million in cash from financing activities, primarily due to our outstanding borrowings under our Revolving Facility and the financing of a portion of our construction equipment fleet.

Working capital increased by $89.1 million, from $592.9 million at December 31, 2010 to $682.0 million at September 30, 2011, which primarily reflects working capital assumed through the acquisitons discussed above, offset by cash used to complete these acquisitions. The current ratio decreased from 1.61 at December 31, 2010 to 1.48 at September 30, 2011.

Index

Long-term Investments
At September 30, 2011, we had investments in auction rate securities (“ARS”) of $88.1 million, which are reflected at fair value. Our investment policy is to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. The current overall liquidity concerns in capital markets have affected our ability to liquidate many of our investments in auction rate securities. However, subsequent to September 30, 2011, approximately $21.1 million of our ARS were redeemed at par.  As such, we classified this portion of our ARS as “available-for-sale” short-term Investments in the Other Current Assets line item of our Consolidated Condensed Balance Sheet at September 30, 2011, and the remaining $67.1 million has been classified as “available-for-sale” Long-term Investments.  Based on our ability to access our cash equivalent investments and our available Revolving Facility, which was expanded in August 2011 by $40 million, we do not expect that the short-term lack of liquidity of our ARS investments will materially affect our overall liquidity position or our ability to execute our current business plan.

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

The Credit Agreement replaces the Existing Agreement and allows us to borrow up to $300 million on a revolving credit basis (the “Revolving Facility”), with a $50 million sublimit for letters of credit, and an additional $200 million term loan (the “Term Loan”).  Subject to certain conditions, we have the option to increase the base facility by up to an additional $50 million.  Any outstanding loans under the Revolving Facility mature on August 3, 2016, while the Term Loan includes quarterly installments of principal and interest payable over a five-year period. Similar to the Existing Agreement, the Credit Agreement requires us to comply with certain financial and other covenants including minimum net worth, minimum fixed charge coverage and maximum leverage ratios.  We are currently in compliance with the covenants of the Credit Agreement.  For a description of additional material terms of the Credit Agreement, see Note 10 of Notes to Consolidated Condensed Financial Statements.

On August 26, 2011, we entered into a swap agreement (“Swap Agreement”) with Bank of America, N.A. to establish a long-term interest rate for the Term Loan discussed above.  The Swap Agreement will become effective for the Term Loan principal balance outstanding at January 31, 2012 and will remain effective through the maturity date of the Term Loan.  Amounts outstanding under the Swap Agreement will bear interest at a rate equal to, the Applicable Rate, as defined in the Credit Agreement (based upon our consolidated leverage ratio) plus 97.5 basis points. The Swap Agreement includes quarterly installments of principal and monthly installments of interest payable through the maturity date of the Term Loan.

We had $132.0 million in outstanding borrowings under our Revolving Facility as of September 30, 2011, and we utilized the Revolving Facility for letters of credit in the amount of $3.0 million.  Accordingly, at September 30, 2011, we had $165.0 million available to borrow under the Credit Agreement.  We believe that our financial position and credit arrangements are sufficient to support our current backlog and anticipated new work.

Long-term debt, excluding current maturities of $73.8 million, was $759.0 million at September 30, 2011, an increase of $384.6 million from $374.4 million at December 31, 2010 primarily due to our Term Loan and $132.0 million in outstanding borrowings on our Revolving Facility.  As a result, our long-term debt to equity ratio increased from 0.29x at December 31, 2010 to 0.55x at September 30, 2011.

There were no other material changes in our off-balance sheet arrangements and contractual obligations as of September 30, 2011.

Dividends
There were no cash dividends declared or paid on our outstanding common stock during the periods presented herein.

Index

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

Index

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As part of our integration of Fisk, Anderson, Frontier-Kemper, Lunda, GreenStar and Becho, we are in the process of incorporating our controls and procedures into the operations of these newly acquired entities.

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

None.

Item 6. Exhibits

Index

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

Exhibit 4.3
Amendment No. 2 to the Shareholders Agreement, dated as of June 2, 2011, by and between Tutor Perini Corporation and Ronald N. Tutor, as shareholder representative (incorporated by reference to Exhibit 4.1 to Form 8-K filed on September 6, 2011).

Exhibit 4.4
Amendment No. 3 to the Shareholders Agreement, dated as of September 13, 2011, by and between Tutor Perini Corporation and Ronald N. Tutor, as shareholder representative (incorporated by reference to Exhibit 4.1 to Form 8-K filed on September 16, 2011).

Exhibit 4.5
Indenture, dated October 20, 2010, by and among Tutor Perini Corporation, certain subsidiary guarantors named therein and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 21, 2010).

Exhibit 4.6
Registration Rights Agreement dated October 20, 2010, by and among Tutor Perini Corporation, certain subsidiary guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 4.2 to Form 8-K filed on October 21, 2010).

Index

Exhibit 10.1
Fifth Amended and Restated Credit Agreement, dated as of August 3, 2011, among Tutor Perini Corporation, the subsidiaries of Tutor Perini named therein, and Bank of America, N.A., and the other lenders that are parties thereto (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 4, 2011).

Exhibit 10.2
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

**Exhibit 101
The following materials from Tutor Perini Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Statements of Operations for the three and Nine Months ended September 30, 2011 and 2010, (2) Consolidated Condensed Balance Sheets as of September 30, 2011 and December 31, 2010, (3) Consolidated Condensed Statements of Stockholders’ Equity for the Nine Months ended September 30, 2011, (4) Consolidated Condensed Statements of Cash Flows for the Nine Months ended September 30, 2011 and 2010 and (5) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.

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

Tutor Perini Corporation
Registrant

Date: November 4, 2011	/s/Michael J. Kershaw
Michael J. Kershaw, Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer