Form 10-K
period 2011-12-31
TUTOR PERINI Corp
filed 2012-03-02
CIK 77543

FORM 10-K
United States Securities and Exchange Commission	Commission File No. 1-6314
Washington, DC 20549
(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934.
For the fiscal year ended December 31, 2011.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from -to- .
Tutor Perini Corporation
(Exact name of registrant as specified in its charter)

Massachusetts	04-1717070
(State of Incorporation)	(IRS Employer Identification No.)

15901 Olden Street, Sylmar, California	91342
(Address of principal executive offices)	(Zip Code)

(818) 362-8391
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $1.00 par value	The New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $615,862,761 as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of Common Stock, $1.00 par value per share, outstanding at February 29, 2012 was 47,329,275.

Documents Incorporated by Reference
Portions of the definitive proxy statement relating to the registrant’s annual meeting of stockholders are incorporated by reference into Part III of this report.

TUTOR PERINI CORPORATION
INDEX TO ANNUAL REPORT
ON FORM 10-K

Index

PART I.

Forward-looking Statements

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future and statements regarding future guidance or estimates and non-historical performance.  These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to successfully and timely complete construction projects; our ability to win new contracts and convert backlog into revenue; our ability to realize the anticipated economic and business benefits of our acquisitions and our strategy to assemble and operate a Specialty Contractors business segment; the potential delay, suspension, termination, or reduction in scope of a construction project; the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules; the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings;  the availability of borrowed funds on terms acceptable to us; the ability to retain certain members of management; the ability to obtain surety bonds to secure our performance under certain construction contracts; possible labor disputes or work stoppages within the construction industry; changes in federal and state appropriations for infrastructure projects and the impact of changing economic conditions on federal, state and local funding for infrastructure projects; possible changes or developments in international or domestic political, social, economic, business, industry, market and regulatory conditions or circumstances; and actions taken or not taken by third parties, including our customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials.  Also see “Item 1A.  Risk Factors” on pages 16 through 24.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

We and our predecessors have provided construction services since 1894 and have established a strong reputation within our markets by executing large, complex projects on time and within budget while adhering to strict quality control measures. We offer general contracting, pre-construction planning and comprehensive project management services, including the planning and scheduling of the manpower, equipment, materials and subcontractors required for a project. We also offer self-performed construction services including site work, concrete forming and placement, steel erection, electrical and mechanical, plumbing and HVAC.

During 2011, we performed work on over 1,000 construction projects for over 400 federal, state and local government agencies or authorities and private customers. Our headquarters are in Sylmar, California, and we have various other principal office locations throughout the United States and certain U.S. territories (see Item 2 – Properties for a listing of our major offices). Our common stock is listed on the New York Stock Exchange under the symbol “TPC”.

Our business is conducted through four basic segments: Civil, Building, Specialty Contractors and Management Services as described below in the “Business Segment Overview”.

Index

Historically we have been recognized as one of the leading building contractors in the United States as evidenced by our performance on several of the largest hospitality and gaming projects, including Project CityCenter, the Cosmopolitan Casino and Resort and the McCarran International Airport Terminal 3 in Las Vegas, Nevada.  In 2008 we embarked upon a strategy to better align our business to pursue markets with higher profitability margins and with the best long-term growth potential, while maintaining our presence as a leading contractor in the general building market.  In September 2008 we completed a merger with Tutor-Saliba Corporation (“Tutor-Saliba”) to provide us with enhanced opportunities for growth not available to us on a stand-alone basis through increased size, scale and management capabilities, complementary assets and expertise, particularly Tutor-Saliba’s expertise in civil projects, immediate access to multiple geographic regions, and increased ability to compete for a large number of projects, particularly in the civil construction segment due to an increased bonding capacity.  The success of the Tutor-Saliba merger and the execution of the Company’s strategy to focus on acquiring higher margin building and civil public work are best illustrated by the dramatic growth we have experienced in our Civil segment.  Despite the economic challenges associated with state and local funding over the past three years, we have experienced an over 300% increase in our Civil segment backlog and an over 170% increase in our Civil segment’s contribution to our operating income.

In late 2010, we saw opportunities to continue to build our Company vertically and geographically through strategic acquisitions of companies which have demonstrated success in their respective markets.  To fund this strategy and realize the opportunities and synergies that the strategic acquisitions offered, we issued $300 million of senior unsecured notes in October 2010 and a $200 million five-year term loan in August 2011.  These funds were fully utilized by the third quarter 2011 to finance the acquisitions of seven companies with combined prior year annual revenues of $1.7 billion and a combined backlog at the respective acquisition dates of $2.6 billion.  These acquisitions strengthened our geographic presence in our Building and Civil segments and also significantly increased our specialty contracting capabilities. In the third quarter of 2011 we completed an internal reorganization of our reporting segments with the creation of the Specialty Contractors segment.  We believe that the successful completion of our acquisition strategy enables us to realize cross selling opportunities across an expanded geographic footprint, while continuing to focus on vertical integration through increased self-performed work capabilities, thus further improving profitability, and providing greater stability during economic cycles.

Business Segment Overview

Civil Segment

Our Civil segment specializes in public works construction and the repair, replacement and reconstruction of infrastructure across most of the major geographic regions of the United States.  Our civil contracting services include construction and rehabilitation of highways, bridges, mass transit systems, and wastewater treatment facilities. Our customers primarily award contracts through one of two methods: the traditional public "competitive bid" method, in which price is the major determining factor, or through a request for proposals where contracts are awarded based on a combination of technical capability and price.

Traditionally, our Civil segment customers require each contractor to pre-qualify for construction business by meeting criteria that include technical capabilities and financial strength. Our financial strength and outstanding record of performance on challenging civil works projects often enables us to pre-qualify for projects in situations where smaller, less diversified contractors are unable to meet the qualification requirements. We believe this is a competitive advantage that makes us an attractive partner on the largest infrastructure projects and prestigious design-build, or DBOM (design-build-operate-maintain) contracts, which combine the nation's top contractors with engineering firms, equipment manufacturers and project development consultants in a competitive bid selection process to execute highly sophisticated public works projects.  In its 2011 rankings based on revenue, ENR ranked us as the nation’s tenth largest contractor in the transportation market, eleventh largest in the mass transit and rail markets, twelfth largest in the domestic heavy contractor markets, and sixteenth largest in the bridge market.  Had the ENR 2011 rankings taken into account our acquisitions of Frontier-Kemper Constructors (“Frontier-Kemper”), Lunda Construction Company (“Lunda”) and Becho, Inc. (“Becho”) we believe that we would have ranked as the nation’s third largest contractor in the bridge market, the eighth largest in the domestic heavy contractor markets, and the ninth largest in the transportation market.

We believe the Civil segment provides significant opportunities for growth due to the age and condition of existing infrastructure coupled with large government funding sources aimed at the replacement and repair of aging U.S. infrastructure, including the increase in alternative funding sources such as public-private partnerships.  The economic stimulus package includes significant funding for civil construction, public healthcare and public education projects over the next several years.  In addition, multiple dedicated sources of funding for transportation at the local, state and federal levels exist in the form of dedicated taxes, bond funding and the Highway Trust Fund.  More recent evidence of potential future U.S. government spending is illustrated in the “American Jobs Act” proposal which includes an estimated $50 billion of infrastructure spending, as well as the creation of a “National Infrastructure Bank” capitalized with an estimated $10 billion to leverage public and private capital.  The ultimate impact of the American Jobs Act proposal is yet to be seen as it will still need to pass in Congress.

Index

We have been active in civil construction since 1894 and believe we have a particular expertise in large, complex civil construction projects. We have completed or are currently working on some of the most significant civil construction projects in the United States.  We are currently working on the SR99 bored tunnel project in Seattle, Washington; the Queens Plaza substation project in Queens, New York; the reconstruction of the I-95 MD43 interchange in Baltimore, Maryland; the rehabilitation of the Tappan Zee Bridge in Westchester County, New York; the I-5 Bridge replacement in Shasta County, California; the Caldecott Tunnel Project near Oakland, California; the New Irvington tunnel in Fremont, California; the Harold Structures mass transit project in Queens, New York; runway paving at Andrews AFB in Maryland; and the construction of express toll lanes along I-95 in Maryland.  We have completed work on the John F. Kennedy International Airport runway widening in Queens, New York; and various segments of the Greenwich Street corridor project in New York, New York.

In recent years, we have significantly expanded our Civil segment through a number of acquisitions. The Company’s merger with Tutor-Saliba in September 2008 significantly expanded our civil construction presence. Tutor-Saliba is an established civil construction contractor specializing in mass transit, airport, bridge, and waste water treatment projects in the western United States.  We have continued to grow our business vertically and geographically through strategic acquisitions throughout 2011.  In June 2011, we acquired Frontier-Kemper, an Indiana-based privately held corporation that builds tunnels for highways, railroads, subways, rapid transit systems as well as shafts and other facilities for water supply and wastewater transport.  It also develops and equips mines with innovative hoisting, elevator and vertical conveyance systems for the mining industry.  In July 2011, we acquired Lunda, a Wisconsin-based heavy civil contractor engaged in the construction, rehabilitation and maintenance of bridges, railroads, and other civil structures in the midwest and throughout the United States.  In August 2011, we acquired Becho, a privately held Utah-based corporation specializing in drilling, foundation, and excavation support for shoring, bridges, piers, roads and highway projects primarily in the southwestern United States.  We believe that the Company has benefitted through these acquisitions by allowing us to expand our geographic presence, enhance our civil construction capabilities and add experienced management with a proven, successful track record.

Building Segment

Our Building segment has significant experience providing services to a number of specialized building markets for private and public works clients, including the hospitality and gaming, transportation, healthcare, municipal offices, sports and entertainment, education, correctional facilities, biotech, pharmaceutical, industrial and high-tech markets. We believe our success within the Building segment results from our proven ability to manage and perform large, complex projects with aggressive fast-track schedules, elaborate designs and advanced mechanical, electrical and life safety systems, while providing accurate budgeting and strict quality control. Although price is a key competitive factor, we believe our strong reputation, long-standing customer relationships and significant level of repeat and referral business have enabled us to achieve our leading position.

In its 2011 rankings based on revenue, ENR ranked us as the seventh largest contractor in the United States in the general building market.  Had the ENR 2011 rankings taken into account our acquisition of Anderson Companies (“Anderson”), we believe that we would have ranked as the nation’s fifth largest contractor in the general building market.  Within the general building category, we were ranked as the largest builder in the entertainment facilities market, and the fifth largest builder in hotels, motels and convention centers market.  We were also ranked the fifth largest green building contractor in the United States.  We are a recognized leader in the hospitality and gaming market, specializing in the construction of high-end destination resorts and casinos and Native American developments. We work with hotel operators, Native American tribal councils, developers and architectural firms to provide diversified construction services to meet the challenges of new construction and renovation of hotel and resort properties. We believe that our reputation for completing projects on time is a significant competitive advantage in this market, as any delay in project completion may result in significant loss of revenues for the customer.

We have been awarded and have recently completed, or are currently working on, large public works and private building projects across a wide array of building end markets including transportation, healthcare and entertainment, among others, including the McCarran International Airport Terminal 3 in Las Vegas, NV; the Pennsylvania Convention Center in Philadelphia, PA; Kaiser Hospital Buildings in San Leandro and Redwood City and courthouses in San Bernardino and San Diego, CA.  As a result of our reputation and track record, we were awarded and have completed or are currently working on contracts for several marquee projects in the hospitality and gaming market, including the Resorts World New York Casino at Aqueduct Racetrack in Jamaica, New York, and Project CityCenter, The Cosmopolitan Resort and Casino, the Wynn Encore Hotel and the Planet Hollywood Tower, all in Las Vegas, NV.   These projects span a wide array of building end markets, and they illustrate our Building segment’s resume of performance on large-scale public and private projects.

Index

While maintaining our legacy building businesses backlog, we have continued to increase our Building segment’s book of business through strategic acquisitions.  In September 2008, we merged with Tutor-Saliba to further expand our presence in the western United States. As discussed above, Tutor-Saliba is an established general contractor with expertise in both civil and building projects, including highways, bridges, mass transit systems, hospitality and gaming, transportation, healthcare, education and office building projects, primarily in Nevada and California for both public and private customers.  In January 2009, we acquired Keating Building Company (“Keating”), a Philadelphia-based construction, construction management and design-build company with expertise in both private and public works building projects.  The acquisition of Keating has enabled us to expand our building construction market presence in the eastern half of the United States, including the northeast and mid-atlantic regions.  In April 2011, we acquired Anderson Companies (“Anderson”), the privately held parent company of Roy Anderson Corporation, Harrell Contracting Group, LLC and Brice Building Company, LLC.  Anderson provides general contracting, design-build, preconstruction, and construction management services to its public and private clients throughout the southeastern United States and has expertise in hospitality and gaming, commercial, government, health care, industrial and educational facilities.  We believe that the Company has benefitted through these acquisitions by strengthening our positions in the eastern United States, and we believe that our national resources and resume will enable future growth potential for these companies on large, complex building projects going forward.

Specialty Contractors Segment

During the third quarter of 2011, we completed a reorganization in which we formed a Specialty Contractors segment by grouping together a number of businesses that formerly had operated as part of our Building and Civil segments.  The reorganization is intended to allow us to achieve greater vertical integration through increased self-performed work capability, while maintaining a specialty contracting business with third parties.  We expect that this reorganization will strengthen the Company’s position as a full-service contractor with greater control over scheduled work and project delivery and risk management.

Our Specialty Contractors segment specializes in plumbing, HVAC, electrical, mechanical, and pneumatically placed concrete for a full range of civil, building and management services construction projects in the industrial, commercial, hospitality and gaming, and transportation end markets, among others.

Our Specialty Contractors segment has been awarded, has recently completed work on, or is currently working on, the World Trade Center for the Port Authority of New York and New Jersey in New York, New York, and it has also supported several large public works projects in our Building and Civil segments including the McCarran International Airport Terminal 3 in Las Vegas, NV; the Resorts World New York Casino at Aqueduct Racetrack in Jamaica, New York; various segments of the Greenwich Street corridor project in New York, New York; the Caldecott Tunnel Project near Oakland, California; the New Irvington tunnel in Fremont, California and several marquee projects in the hospitality and gaming market, including Project CityCenter, The Cosmopolitan Resort and Casino, and the Planet Hollywood Tower, all in Las Vegas, NV.

Prior to the establishment of the Specialty Contractors segment, we significantly increased our specialty contracting capabilities with several acquisitions in 2010 and 2011.  We acquired Superior Gunite (“Superior”) in November 2010, Fisk Electric Company (“Fisk”) in January 2011, and Five Star Electric Corporation (“FSE”), WDF, Inc. (“WDF”), and Nagelbush Mechanical, Inc. (“Nagelbush”) in July 2011, respectively, because we determined that they could enhance our opportunities for both increased vertical integration and continued (and expanded) stand-alone specialty contracting activities.

•	Superior specializes in pneumatically placed structural concrete utilized in infrastructure projects such as bridges, dams, tunnels and retaining walls.

•
Fisk covers many of the major commercial, transportation and industrial electrical construction markets in southwestern and southeastern United States locations with the ability to cover other attractive markets nationwide.  Fisk's expertise in the design development of electrical and technology systems for major projects spans a broad variety of project types including: commercial office buildings, sports arenas, hospitals, research laboratories, hospitality and casinos, convention centers, and industrial facilities.

Index

•
FSE, WDF and Nagelbush serve a range of clients in a wide variety of markets including transportation, infrastructure, commercial, school and university, residential, and specialty construction, with a large presence in the northeastern markets.

Management Services Segment

Our Management Services segment provides diversified construction and design-build services to the U.S. military and government agencies, as well as surety companies and multi-national corporations in the United States and overseas. Our ability to plan and execute rapid response assignments and multi-year contracts through our diversified construction and design-build abilities provides us with a competitive edge. Based on superior past performance, we have been selected for and are currently participating in ten multi-year, multi-trade, task order and ID/IQ (Indefinite Delivery/Indefinite Quantity) construction programs by the U.S. Departments of Defense, State, Interior, and Homeland Security.  We have been chosen by the federal government for significant projects related to defense and reconstruction projects in Iraq, Afghanistan, Haiti, and Guam. For example, we have completed in excess of two million square feet of overhead coverage protection projects throughout Iraq, a housing complex and a helicopter maintenance facility for the U.S. Government.  In addition, we completed work on the design and construction of four military bases in Afghanistan for the Afghan National Army.

We believe we are well positioned to capture additional management services projects that involve long-term contracts and provide a recurring source of revenues as there have continued to be significant government expenditures for defense and homeland security given the sustained global threat of terrorism.  Despite the recent U.S. military troop reductions in Iraq and Afghanistan, we anticipate winning a sizeable share of the work remaining under the existing ID/IQ programs in those regions. We also anticipate supporting future growth in this segment through opportunities in regions such as Guam as the United States military expands its presence on the island, as well as through reconstruction projects in Haiti, North Africa and other regions of the Middle East. Black Construction, one of our subsidiaries and the largest contractor on the island of Guam, is expected to generate a portion of its future revenues from the construction of facilities during the planned expansion of the United States military’s presence in Guam.  Our proven abilities with federal government projects have also enabled us to win contracts from private defense contractors who are executing projects for the federal government.

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

Markets and Customers

Our construction services are targeted toward end markets that are diversified across project types, client characteristics and geographic locations. In conjunction with our 2011 reorganization, we have restated comparative prior period information for the reorganized reportable segments in each of the revenue and backlog tabular disclosures below.  We have also restated comparative prior period results to allocate intersegment eliminations of revenues into the applicable Building, Civil or Management Services segments that the Specialty Contractors segment has provided services to.  Revenues by business segment for each of the three years in the period ended December 31, 2011 are set forth below:

Index

	Revenues by Segment
	Year Ended December 31,
	2011	2010	2009
		(in thousands)
Building	$1,825,468	$2,223,515	$4,284,020
Civil	885,245	667,129	361,507
Specialty Contractors	802,460	112,860	201,087
Management Services	203,144	195,706	305,352
Total	$3,716,317	$3,199,210	$5,151,966

Revenues by end market for the Building segment for each of the three years in the period ended December 31, 2011 are set forth below:

	Building Segment Revenues by End Market
	2011	2010	2009
	(in thousands)
Hospitality and Gaming	$604,420	$805,486	$2,583,896
Healthcare Facilities	282,026	276,446	402,632
Education Facilities	223,253	94,220	202,889
Transportation Facilities	201,507	449,758	344,527
Industrial Buildings	142,502	260,800	76,917
Municipal and Government	123,159	206,535	268,007
Office Buildings	68,022	46,493	127,604
Condominiums	57,561	21,489	132,734
Sports and Entertainment	14,354	9,068	41,719
Other	108,664	53,220	103,095
Total	$1,825,468	$2,223,515	$4,284,020

Revenues by end market for the Civil segment for each of the three years in the period ended December 31, 2011 are set forth below:

	Civil Segment Revenues by End Market
	2011	2010	2009
		(in thousands)
Bridges	$303,114	$109,719	$103,354
Mass Transit	263,018	400,453	93,053
Highways	150,684	122,173	77,952
Wastewater Treatment and Other	168,429	34,784	87,148
Total	$885,245	$667,129	$361,507

Index

Revenues by end market for the Specialty Contractors segment for each of the three years in the period ended December 31, 2011 are set forth below:

	Specialty Contractors Segment Revenues by End Market
	2011	2010	2009
	(in thousands)
Office Buildings	$138,777	$-	$154
Hospitality and Gaming	121,301	9,035	89,074
Industrial Buildings	104,350	-	-
Wastewater treatment	83,555	5,616	-
Healthcare Facilities	80,143	7,052	6,584
Transportation Facilities	55,547	68,375	74,791
Education Facilities	46,737	19,559	16,054
Municipal and Government	44,607	1,115	5,448
Sports and Entertainment	39,450	-	25
Mass Transit	20,912	854	-
Condominiums	2,288	-	8,078
Other	64,793	1,254	879
Total	$802,460	$112,860	$201,087

Revenues by end market for the Management Services segment for each of the three years in the period ended December 31, 2011 are set forth below:

	Management Services Segment
	Revenues by End Market
	2011	2010	2009
		(in thousands)
U.S. Government Services	$155,012	$143,614	$276,833
Surety and Other	48,132	52,092	28,519
Total	$203,144	$195,706	$305,352

We provide our services to a broad range of private and public customers. The allocation of our revenues by client source for each of the three years in the period ended December 31, 2011 is set forth below:

	Revenues by Client Source
	Year Ended December 31,
	2011	2010	2009

Private Owners	50%	47%	70%
State and Local Governments	40%	44%	23%
Federal Governmental Agencies	10%	9%	7%
	100%	100%	100%

Private Owners. We derived approximately 50% of our revenues from private customers during 2011. Our private customers include major hospitality and gaming resort owners, Native American sovereign nations, public corporations, private developers, healthcare companies and private universities.  We provide services to our private customers primarily through negotiated contract arrangements, as opposed to competitive bids.

State and Local Governments. We derived approximately 40% of our revenues from state and local government customers during 2011. Our state and local government customers include state transportation departments, metropolitan authorities, cities, municipal agencies, school districts and public universities. We provide services to our state and local customers primarily pursuant to contracts awarded through competitive bidding processes. Our building construction services for state and local government customers have included correctional facilities, schools and dormitories, healthcare facilities, convention centers, parking structures and municipal buildings.  Our civil contracting and building construction services are in locations throughout the country.

Index

Federal Governmental Agencies. We derived approximately 10% of our revenues from federal governmental agencies during 2011. These agencies have included the U.S. State Department, the U.S. Navy, the U.S. Army Corps of Engineers, and the U.S. Air Force. We provide services to federal agencies primarily pursuant to contracts for specific or multi-year assignments that involve new construction or infrastructure improvements. A substantial portion of our revenues from federal agencies is derived from projects in overseas locations. We expect this to continue for the foreseeable future as a result of our expanding base of experience and relationships with federal agencies, together with an anticipated favorable expenditure trend for defense, security and reconstruction work due primarily to the ongoing threats of terrorism.

For additional information on customers, markets, measures of profit or loss, and total assets, both U.S and foreign, please see Note 13 of Notes to Consolidated Financial Statements, entitled “Business Segments”.

Backlog

We include a construction project in our backlog at such time as a contract is awarded or a letter of commitment is obtained and adequate construction funding is in place. As a result, we believe the backlog figures are firm, subject only to the cancellation provisions contained in the various contracts. Historically, these provisions have not had a material effect on us.

Backlog is summarized below by business segment as of December 31, 2011 and 2010:

	Backlog by Business Segment
	December 31,		December 31,
	2011		2010
		(dollars in thousands)
Building	$2,248,927	37%	$2,635,667	62%
Civil	2,222,207	36%	1,387,704	32%
Specialty Contractors	1,371,482	22%	69,384	2%
Management Services	265,661	5%	191,535	4%
Total	$6,108,277	100%	$4,284,290	100%

We estimate that approximately $2.8 billion, or 46.0%, of our backlog at December 31, 2011 will not be completed in 2012.

Backlog by end market for the Building segment as of December 31, 2011 and 2010 is set forth below:

	Building Segment Backlog by End Market
	December 31,		December 31,
	2011		2010
	(dollars in thousands)
Municipal and Government	$852,665	38%	$804,296	31%
Healthcare Facilities	483,382	21%	563,454	21%
Industrial Buildings	393,059	18%	394,822	15%
Education Facilities	246,555	11%	169,146	6%
Hospitality and Gaming	75,320	3%	366,299	14%
Transportation Facilities	61,531	3%	251,880	10%
Office Buildings	41,307	2%	10,748	<1%
Condominiums	27,219	1%	34,962	1%
Other	67,889	3%	40,060	2%
Total	$2,248,927	100%	$2,635,667	100%

Index

Backlog by end market for the Civil segment as of December 31, 2011 and 2010 is set forth below:

	Civil Segment Backlog by End Market
	December 31,		December 31,
	2011		2010
		(dollars in thousands)
Bridges	$838,008	38%	$381,579	28%
Highways	695,911	31%	695,175	50%
Mass Transit	453,773	20%	211,447	15%
Wastewater Treatment and Other	234,515	11%	99,503	7%
Total	$2,222,207	100%	$1,387,704	100%

Backlog by end market for the Specialty Contractors segment as of December 31, 2011 and 2010 is set forth below:

	Specialty Contractors Segment Backlog by End Market
	December 31,		December 31,
	2011		2010
	(dollars in thousands)
Office Buildings	$275,815	20%	$-	-
Transportation Facilities	267,877	20%	22,257	32%
Industrial Buildings	231,785	17%	-	-
Wastewater treatment	223,399	16%	13,787	20%
Education Facilities	81,322	6%	9,972	14%
Healthcare Facilities	70,564	5%	380	1%
Mass Transit	48,486	4%	11,424	16%
Condominiums	45,551	3%	-	-
Municipal and Government	44,527	3%	-	-
Sports and Entertainment	23,252	2%	-	-
Site Work	-	-	8,614	12%
Other	58,904	4%	2,950	5%
Total	$1,371,482	100%	$69,384	100%

Backlog by end market for the Management Services segment as of December 31, 2011 and 2010 is set forth below:

	Management Services Segment Backlog by End Market
	December 31,		December 31,
	2011		2010
	(dollars in thousands)
U.S. Government Services	$240,401	90%	$149,732	78%
Surety and Other	25,260	10%	41,803	22%
Total	$265,661	100%	$191,535	100%

The tabular disclosures above illustrate the successful execution of our strategy to focus on acquiring higher margin building and civil public works which we believe provide the best long-term growth potential.  As anticipated, we have seen a significant shift in the mix of our customers from private to state and local government agencies along with an increased share of Civil segment’s backlog and contributions to revenues and operating profits over the past three years.  The recent growth in the backlog of our Specialty Contractors segment is primarily a reflection of the completion of our acquisition strategy which significantly increased our specialty contracting profile nationally.  We intend to focus on increasing our share of higher margin public works projects and vertically integrating our specialty contracting capabilities to further enhance our consolidated operating margins, as well as continuing to capture our share of large private building work on an opportunistic basis.

Competition

The construction industry is highly competitive and the markets in which we compete include numerous competitors. In the small to mid-size work that we have targeted, we have experienced an increase in pricing competition from our competitors.  However, the majority of the work that we target is for larger, more complex projects where the number of active market participants is reduced because of the capabilities required to perform the work.  As a result, we face fewer competitors, as smaller contractors are unable to effectively compete or are unable to secure bonding to support large projects.

Index

In certain end markets of the Building segment, such as hospitality and gaming and healthcare, we are one of the largest providers of construction services in the United States. In our Building segment, we compete with a variety of national and regional contractors. Our primary competitors are Balfour Beatty Construction, Clark, DPR, Gilbane, Hensel Phelps, JE Dunn, McCarthy, PCL, Skanska, Suffolk, Tishman, and Turner.  In our Civil segment, we compete principally with large civil construction firms including Skanska, Granite, Tully, Schiavone, Traylor Brothers, American Infrastructure, and Kiewit.  In our Specialty Contractors segment, we compete principally with EJ Electric, Zwicker Electric, Berg Electric, MC Dean Inc., Pace Plumbing, Almar Plumbing, KSW Mechanical Services, and ASM Mechanical. In our Management Services segment, we compete principally with national engineering and construction firms such as Fluor, Washington Division of URS, KBR, Shaw, and CH2M Hill.  Major competitors to Black Construction’s operations in Guam include DCK Construction, Coretech, Watts Constructors and Hensel Phelps. We believe price, experience, reputation, responsiveness, customer relationships, project completion track record, schedule control and delivery, risk management and quality of work are key factors in customers awarding contracts across our end markets.

Types of Contracts and The Contract Process

Type of Contracts

The general contracting and management services we provide consist of planning and scheduling the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms, plans and specifications contained in a construction contract. We provide these services by entering into traditional general contracting arrangements, such as guaranteed maximum price, cost plus fee and fixed price contracts as well as construction management or design-build contracting arrangements. These contract types and the risks generally inherent therein are discussed below:

●
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

●
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

●
Fixed price (FP) contracts, which include fixed unit price contracts, are generally used in competitively bid public civil, building, and specialty construction projects and generally commit the contractor to provide all of the resources required to complete a project for a fixed sum or at fixed unit prices.  Usually FP contracts transfer more risk to the contractor but offer the opportunity, under favorable circumstances, for greater profits.  FP contracts represent a significant portion of our publicly bid civil construction projects.  We also perform publicly bid building and specialty construction projects and certain task order contracts for agencies of the U.S. government in our Management Services segment under FP contracts.

●
Construction management (CM) contracts are those under which a contractor agrees to manage a project for the owner for an agreed-upon fee, which may be fixed or may vary based upon negotiated factors. CM contracts serve to minimize the contractor’s financial risk, but may also limit profit relative to the overall scope of a project.

●
Design-build contracts are those under which a contractor provides both design and construction services for a customer.  These contracts may be either GMP, fixed price contracts or cost plus fee contracts.

Index

Historically, a high percentage of our contracts have been of the GMP and fixed price type. As a result of increasing opportunities in public works civil and building markets, combined with our increased resume and expertise as a result of the merger with Tutor-Saliba in 2008 and the execution of our acquisition strategy in 2011, fixed price contracts have accounted for an increasing portion of our revenues since 2008 and are expected to continue to represent a sizeable percentage of both total revenues and backlog.  A summary of revenues and backlog by type of contract for each of the three years in the period ended December 31, 2011 follows:

	Revenues for the
	Year Ended December 31,
	2011	2010	2009

Cost Plus, GMP or CM	49%	51%	72%
FP	51%	49%	28%
	100%	100%	100%

	Backlog as of
	December 31,
	2011	2010	2009

Cost Plus, GMP or CM	30%	43%	53%
FP	70%	57%	47%
	100%	100%	100%

The Contract Process

We identify potential projects from a variety of sources, including from advertisements by federal, state and local governmental agencies, through the efforts of our business development personnel and through meetings with other participants in the construction industry such as architects and engineers. After determining which projects are available, we make a decision on which projects to pursue based on factors such as project size, duration, availability of personnel, current backlog, competitive advantages and disadvantages, prior experience, contracting agency or owner, source of project funding, geographic location and type of contract.

After deciding which contracts to pursue, we generally have to complete a prequalification process with the applicable agency or customer. The prequalification process generally limits bidders to those companies that the agencies or customer concludes have the operational experience and financial capability to effectively complete the particular project(s) in accordance with the plans, specifications and construction schedule.

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

Index

Often a contract requires us to perform extra, or change order, work as directed by the customer even if the customer has not agreed in advance on the scope or price of the work to be performed. This process may result in disputes over whether the work performed is beyond the scope of the work included in the original project plans and specifications or, if the customer agrees that the work performed qualifies as extra work, the price the customer is willing to pay for the extra work. Even when the customer agrees to pay for the extra work, we may be required to fund the cost of such work for a lengthy period of time until the change order is approved and funded by the customer. Also, unapproved change orders, contract disputes or claims result in costs being incurred by us that cannot be billed currently and, therefore, are reflected as "costs and estimated earnings in excess of billings" in our Consolidated Balance Sheets. See Note 1(d) of Notes to Consolidated Financial Statements, entitled “Method of Accounting for Contracts.” In addition, any delay caused by the extra work may adversely impact the timely scheduling of other project work and our ability to meet specified contract milestone dates.

The process for resolving claims varies from one contract to another, but, in general, we attempt to resolve claims at the project supervisory level through the normal change order process or with higher levels of management within our organization and the customer’s organization. Depending upon the terms of the contract, claim resolution may involve a variety of other resolution methods, including mediation, binding or non-binding arbitration or litigation. Regardless of the process, when a potential claim arises on a project, we typically have the contractual obligation to perform the work and incur the related costs. We do not recoup the costs until the claim is resolved. It is not uncommon for the claim resolution process to last months or years, especially if it involves litigation.

Our civil, building and management services contracts generally involve work durations in excess of one year.  Revenue from our contracts in process is generally recorded under the percentage of completion contract accounting method.  For a more detailed discussion of our policy in these areas, see Note 1(d) of Notes to Consolidated Financial Statements.

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

Environmental Matters

Our properties and operations are subject to federal, state and municipal laws and regulations relating to the protection of the environment, including requirements for water discharges, air emissions, the use, management and disposal of solid or hazardous materials or wastes and the cleanup of contamination. For example, we must apply water or chemicals to reduce dust on road construction projects and to contain contaminants in storm run-off water at construction sites. In certain circumstances, we may also be required to hire subcontractors to dispose of hazardous materials encountered on a project in accordance with a plan approved in advance by the owner. We believe that we are in substantial compliance with all applicable laws and regulations and we continually evaluate whether we must take additional steps to ensure compliance with environmental laws; however, future requirements or amendments to current laws or regulations imposing more stringent requirements could require us to incur additional costs to maintain or achieve compliance.

In addition, some environmental laws, such as the U.S. federal "Superfund" law and similar state statutes, can impose liability for the entire cost of cleanup of contaminated sites upon any of the current or former owners or operators or upon parties who sent wastes to these sites, regardless of who owned the site at the time of the release or the lawfulness of the original disposal activity. Contaminants have been detected at some of the sites that we own, or where we worked as a contractor in the past, and we have incurred costs for investigation or remediation of hazardous substances. We believe that our liability for these sites will not be material, either individually or in the aggregate, and have pollution liability insurance available for such matters. We believe that we have minimal exposure to environmental liability because Tutor Perini generally carries insurance or receive indemnification from customers to cover the risks associated with the remediation business.

Index

We own real estate in several states and in Guam (see Item 2 – Properties for a description of our major properties) and, as an owner, are subject to laws governing environmental responsibility and liability based on ownership. We are not aware of any significant environmental liability associated with our ownership of real estate.

Insurance and Bonding

All of our properties and equipment, both directly owned and owned through joint ventures with others, are covered by insurance and we believe that the amount and scope of such insurance is adequate for the risks we face.  In addition, we maintain general liability, excess liability and workers’ compensation insurance in amounts that we believe are consistent with our risk of loss and industry practice.

As a normal part of the construction business, we are often required to provide various types of surety bonds as an additional level of security of our performance.  We have surety arrangements with several sureties.  We also require many of our higher risk subcontractors to provide surety bonds as security for their performance.  Historically we also have purchased contract default insurance on certain construction projects to insure against the risk of subcontractor default as opposed to having subcontractors provide traditional payment and performance bonds.  In 2008, we formed PCR Insurance Company, a wholly-owned subsidiary, to consolidate the risk under our various insurance policies utilizing deductible reimbursement policies issued by PCR Insurance Company, for each of our subsidiaries’ contractor default insurance, auto liability, general liability and workers’ compensation insurance exposure.  PCR Insurance Company provides high deductible insurance coverage and reinsurance to other business units.  The formation of PCR Insurance Company has allowed us to take advantage of favorable tax opportunities, and to centralize our claims and risk management functions, thus reducing claims and insurance-related costs.

Employees

The total number of personnel employed by us is subject to seasonal fluctuations, the volume of construction in progress and the relative amount of work performed by subcontractors.  Our average number of full time equivalent employees during 2011 was 5,796, and our total number of employees at December 31, 2011 was 7,733.  The increase in 2011 as compared to the average of 3,538 in 2010 is primarily a reflection of the increased personnel obtained through the completion of our acquisition strategy in 2011.

We are signatory to numerous local and regional collective bargaining agreements, both directly and through trade associations, as a union contractor.  These agreements cover all necessary union crafts and are subject to various renewal dates.  Estimated amounts for wage escalation related to the expiration of union contracts are included in our bids on various projects and, as a result, the expiration of any union contract in the next fiscal year is not expected to have any material impact on us.  As of December 31, 2011, approximately 4,000 of our total of 7,733 employees were union employees.  During the past several years, we have not experienced any significant work stoppages caused by our union employees.

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

Index

ITEM 1A.   RISK FACTORS

We are subject to a number of risks, including those summarized below. Such risks could have a material effect on our financial condition, results of operations and cash flows.  See our disclosure under “Forward-looking Statements” on page 3.

We may not fully realize the revenue value reported in our backlog.

As of December 31, 2011, our backlog of uncompleted construction work was approximately $6.1 billion.  We include a construction project in our backlog at such time as a contract is awarded or a letter of commitment is obtained and adequate construction funding is in place.  The revenue projected in our backlog may not be realized or, if realized, may not result in profits.  For example, if a project reflected in our backlog is terminated, suspended or reduced in scope, it would result in a reduction to our backlog which could reduce, potentially to a material extent, the revenues and profits realized.  If a customer cancels a project, we may be reimbursed for certain costs and profit thereon but typically have no contractual right to the total revenues reflected in our backlog.  Significant cancellations or delays of projects in our backlog could have a material effect on future revenues, profits, and cash flows.

Current economic conditions could adversely affect our operations.

The deterioration of economic and financial market conditions in the United States and overseas throughout 2009-2011, including severe disruptions in the credit markets, could continue to adversely affect our results of operations in future periods. The continued instability in the financial markets has made it difficult for certain of our customers, including private owners and state and local governments, to access the credit markets to obtain financing or refinancing, as the case may be, to fund new construction projects on satisfactory terms or at all. State and local governments continue to face potentially significant budget shortfalls as a result of declining tax and other revenues, which may cause them to defer or cancel planned infrastructure projects.  During 2011, we have encountered increased levels of deferrals and delays related to new construction projects. Difficulty in obtaining adequate financing due to the unprecedented disruption in the credit markets may significantly increase the rate at which our customers defer, delay or cancel proposed new construction projects. Such deferrals, delays or cancellations could have an adverse impact on our future operating results.

Instability in the financial markets may also impact a customers’ ability to pay us on a timely basis, or at all, for work on projects already under construction in accordance with the contract terms.  Customer financing may be subject to periodic renewals and extensions of credit by the lender.  As credit markets remain tight and difficult economic conditions persist, lenders may be unwilling to continue renewing or extending credit to a customer.  Such deferral, delay or cancellation of credit by the lender could impact the customer’s ability to pay us, which could have an adverse impact on our future operating results. A significant portion of our operations are concentrated in California and New York. As a result, we are more susceptible to fluctuations caused by adverse economic or other conditions in these regions as opposed to others.

Reductions in the level of consumer spending within the non-residential building industry, the level of federal, state and local government spending for infrastructure and other public projects, and the level of U.S. government’s funding with respect to construction projects in Iraq, Afghanistan and Guam could adversely affect the number of projects available to us in the future.

With regard to the non-residential building industry, consumer spending is discretionary and may decline during economic downturns when consumers have less disposable income. Even an uncertain economic outlook may adversely affect consumer and private industry spending in various business operations, as consumers may spend less in anticipation of a potential economic downturn. Decreased spending in the non-residential building markets could deter new projects within the industry and the expansion or renovation of existing facilities.

With regard to infrastructure and other public works spending, civil construction markets are dependent on the amount of infrastructure work funded by various governmental agencies which, in turn, depends on the condition of the existing infrastructure, the need for new or expanded infrastructure and federal, state or local government spending levels. A slowdown in economic activity in any of the markets that we serve may result in less spending on public works projects. In addition, a decrease or delay in government funding of infrastructure projects or delays in the implementation of voter-approved bond measures could decrease the number of civil construction projects available and limit our ability to obtain new contracts, which could reduce revenues within our Civil segment. In addition, budget shortfalls and credit rating downgrades in California and other states in which the Company is involved in significant infrastructure projects and any long-term impairment in the ability of state and local governments to finance construction projects by raising capital in the municipal bond market could curtail or delay the funding of future projects.  Our Building segment also is involved in significant construction projects for public works projects including healthcare facilities, educational facilities, and municipal and government facilities primarily in California and the southeastern United States. These projects also are dependent upon funding by various federal, state and local governmental agencies.  A decrease in government funding of public healthcare and education facilities, particularly in those regions, could decrease the number and/or size of construction projects available and limit our ability to obtain new contracts in these markets, which could further reduce our revenues and earnings.

Index

With regard to the U.S. Government’s funding of construction projects in Iraq, Afghanistan and Guam, the United States federal government has approved various spending bills for the reconstruction and defense of Iraq and Afghanistan and has allocated significant funds to the defense of United States interests around the world from the threat of terrorism. The United States federal government has also approved funds for development in conjunction with the relocation of military personnel into Guam.  A decrease in government funding of these projects or a decision by the United States federal government to reduce or eliminate the use of outside contractors to perform this work would decrease the number of projects available to us and limit our ability to obtain new contracts in this area.

Economic, political and other risks associated with our international operations involve risks not faced by our domestic competitors, which could adversely affect our revenues and earnings.

We derived approximately 5.6% (or $208.0 million) of our revenues and approximately $28.4 million of income from construction operations for the year ended December 31, 2011 from our work on projects located outside of the United States, including projects in Iraq, Afghanistan and Guam. We expect non-U.S. projects to continue to be a significant contribution to our revenues and earnings for the foreseeable future. Our international operations expose us to risks inherent in doing business in certain hostile regions outside the United States, including: political risks, risks of loss due to civil disturbances, guerilla activities and insurrection; acts of terrorism and acts of war; unstable economic, financial and market conditions; potential incompatibility with foreign subcontractors and vendors; foreign currency controls and fluctuations; trade restrictions; variations in taxes; and changes in labor conditions, labor strikes and difficulties in staffing and managing international operations.  Failure to successfully manage risks associated with our international operations could result in higher operating costs than anticipated or could delay or limit our ability to generate revenues and income from construction operations in key international markets.

We are subject to significant legal proceedings, which, if determined adversely to us, could harm our reputation, preclude us from bidding on future projects and/or have a material effect on us.  We also may invest significant working capital on projects while legal proceedings are being settled.

We are involved in various lawsuits, including the legal proceedings described under Item 3 -- “Legal Proceedings.” Litigation is inherently uncertain and it is not possible to predict what the final outcome will be of any legal proceeding. A final judgment against us would require us to record the related liability and fund the payment of the judgment and, if such adverse judgment is significant, it could have a material adverse effect on us.  Legal proceedings resulting in judgments or findings against us may harm our reputation and prospects for future contract awards.  We occasionally bring claims against project owners for additional cost exceeding the contract price or for amounts not included in the original contract price. When these types of events occur and unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a material effect on our liquidity and financial results.

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

Index

Also, unapproved change orders, contract disputes or claims cause us to incur costs that cannot be billed currently and therefore may be reflected as "costs and estimated earnings in excess of billings" in our balance sheet. See Note 1(d) of Notes to Consolidated Financial Statements. To the extent our actual recoveries with respect to unapproved change orders, contract disputes or claims are lower than our estimates, the amount of any shortfall will reduce our revenues and the amount of costs and estimated earnings in excess of billings recorded on our balance sheet, and could have a material effect on our working capital, results of operations and cash flows.  Additionally, as we include unapproved change orders in our estimates of revenues and costs to complete a project, our profitability may be diluted via the percentage-of-completion method of accounting for contract revenues.   Any delay caused by the extra work may also adversely impact the timely scheduling of other project work and our ability to meet specified contract milestone dates.

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

We generally enter into four principal types of contracts with our clients: fixed price contracts, cost plus fee contracts, guaranteed maximum price contracts, and construction management contracts. We derive a significant portion of our Civil, Specialty Contractors and Management Services segment revenues and backlog from fixed price contracts.

●
Fixed price and certain design-build contracts require us to perform the contract for a fixed price irrespective of our actual costs. As a result, we realize a profit on these contracts only if we successfully control our costs and avoid cost overruns.

●
Cost plus fee contracts provide for reimbursement of the costs required to complete a project, but generally have a lower base fee and an incentive fee based on cost and/or schedule performance. If our costs exceed the revenues available under such a contract or are not allowable under the provisions of the contract, we may not receive reimbursement for these costs.

●
Guaranteed maximum price contracts provide for a cost plus fee arrangement up to a maximum agreed-upon price. These contracts also place the risk on us for cost overruns that exceed the guaranteed maximum price.

●
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

We recognize contract revenues using the percentage-of-completion method. Under this method, estimated contract revenues are recognized by applying the percentage of completion of the project for the period to the total estimated revenues for the contract. Estimated contract losses are recognized in full when determined. Total contract revenues and cost estimates are reviewed and revised at a minimum on a quarterly basis as the work progresses and as change orders are approved.  Adjustments based upon the percentage of completion are reflected in contract revenues in the period when these estimates are revised. To the extent that these adjustments result in an increase or a reduction in or an elimination of previously reported contract profit, we recognize a credit or a charge against current earnings, as applicable.  Such credits or charges could be material and could cause our results to fluctuate materially from period to period.

Index

We are subject to a number of risks as a U.S. government contractor, which could either harm our reputation, result in fines or penalties against us and/or adversely impact our financial condition.

We are a provider of services to U.S. government agencies and therefore are exposed to risks associated with government contracting. We must observe laws and regulations relating to the formation, administration and performance of government contracts which affect how we do business with our U.S. government customers and may impose added costs on our business.  For example, the Federal Acquisition Regulations allow our U.S. government customers to terminate our contracts for the failure to comply with regulatory requirements not directly related to performance and in certain cases, require us to disclose and certify cost and pricing data in connection with contract negotiations.

Our failure to comply with these or other laws and regulations could result in contract terminations, suspension or debarment from contracting with the U.S. government, civil fines and damages and criminal prosecution and penalties, any of which could cause our actual results to differ materially from those anticipated.

U.S. government agencies generally can terminate or modify their contracts with us at their convenience and some government contracts must be renewed annually at the U.S. government’s sole discretion. If a government agency terminates or fails to renew a contract, our backlog may be reduced. If a government agency terminates a contract due to our unsatisfactory performance, it could result in liability to us and harm our ability to compete for future contracts.

U.S. government agencies, including the Defense Contract Audit Agency, or DCAA, routinely audit our U.S. government contracts and contractors’ administration processes and systems.  These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards.  They also review the adequacy of our internal control systems and policies, including our purchasing, property, estimating, and information systems.  Only costs allowable under federal regulations may be properly charged to our government contracts and any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded or otherwise properly credited to the U.S. government in subsequent invoices.  Moreover, if any of the administrative processes or systems is found not to comply with requirements, we may be subjected to increased government oversight and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts.  Therefore, an unfavorable outcome to an audit by the DCAA or another agency could cause our results to differ materially from those anticipated.  If an investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the U.S. government.  In addition, we would suffer serious harm to our reputation if allegations of impropriety were made against us.  Each of these results could cause actual results to differ materially from those anticipated.

Our participation in construction joint ventures exposes us to liability and/or harm to our reputation for failures of our partners.

As part of our business, we enter into joint venture arrangements typically to jointly bid on and execute particular projects, thereby reducing our financial or operational risk with respect to such projects.  Success on these joint projects depends in large part on whether our joint venture partners satisfy their contractual obligations.  We and our joint venture partners are generally jointly and severally liable for all liabilities and obligations of our joint ventures. If a joint venture partner fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our partner’s shortfall. Further, if we are unable to adequately address our partner’s performance issues, the customer may terminate the project, which could result in legal liability to us, harm our reputation, and reduce our profit on a project (or in some cases a loss).

Index

Our pension plan is underfunded and we may be required to make significant future contributions to the plan.

Our defined benefit pension plan and our supplemental retirement plan are non-contributory pension plans covering many of our employees. Benefits under these plans were frozen as of June 1, 2004.  As of December 31, 2011, these plans were underfunded by approximately $38.5 million. We are required to make cash contributions to our pension and supplemental retirement plans to the extent necessary to comply with minimum funding requirements imposed by employee benefit and tax laws. The amount of any such required contributions is determined based on an annual actuarial valuation of the plan as performed by the plans’ actuaries. During 2011, we contributed $6.2 million in cash to our defined benefit pension plan and supplemental retirement plan. The amount of our future contributions will depend upon asset returns, then-current discount rates and a number of other factors, and, as a result, the amount we may elect or be required to contribute to these plans in the future may vary significantly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies--Defined Benefit Retirement Plan."

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

New project awards are often determined through either a competitive bid basis or on a negotiated basis. Bid or negotiated contracts with public or private owners are generally awarded based upon price, but many times take into account other factors, such as shorter project schedules or prior experience with the customer. Within our industry, we compete with many national, regional and local construction firms. Some of these competitors have achieved greater market penetration than we have in the markets in which we compete, and some have greater financial and other resources than we do. As a result, we may need to accept lower contract margins or more fixed price or unit price contracts in order for us to compete against competitors that have the ability to accept awards at lower prices or have a pre-existing relationship with the customer. If we are unable to compete successfully in such markets, our relative market share and profits could be reduced.

We will require substantial personnel, including engineers, project managers, and specialty subcontractor resources to execute and perform on our contracts in backlog.  The successful execution of our business strategies is also dependent upon our ability to attract and retain key officers.

Our ability to execute and perform on our contracts in backlog depends in large part upon our ability to hire and retain highly skilled personnel, including engineering, and project management.  In addition, our construction projects require a significant amount of trade labor resources, such as carpenters, masons and other skilled workers, as well as certain specialty subcontractor skills. In the event we are unable to attract, hire and retain the requisite personnel and subcontractors necessary to execute and perform on our contract backlog, we may experience delays in completing projects in accordance with project schedules, which may have a material effect on our financial results and harm our reputation.  Further, the increased demand for personnel and specialty subcontractors may result in higher costs which could cause us to exceed the budget on a project, which in turn may have a material effect on our results of operations and harm our relationships with our customers.  In addition, if we lack the personnel and specialty subcontractors necessary to perform on our current contract backlog, we may find it necessary to curtail our pursuit of new projects.  Although the risk has been mitigated with the specialty contracting capabilities that we acquired during 2011, we will still rely on significant external specialty subcontractors to perform our projects.

The execution of our business strategies also substantially depends on our ability to retain the continued service of several key members of our management.  Losing the services of these executives could adversely affect our business until a suitable replacement can be found.  The majority of these executives are not bound by employment agreements with us nor do we maintain key person life insurance policies for these executives.

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

The process of managing and integrating the recent acquisitions into our Company may result in unforeseen operating difficulties and may require significant financial, operational and managerial resources that would otherwise be available for the operation, development and expansion of our existing business.

During 2011 we completed an acquisition strategy, in which we acquired Superior Gunite, Fisk, Anderson, Frontier-Kemper, Lunda, WDF, FSE, Nagelbush and Becho.  To the extent that we experience unforeseen difficulties in the integration of these recent acquisitions, we may also have difficulty achieving our operating, strategic and financial objectives.

Acquisitions also may involve a number of special financial, business and operational risks, such as:

●	difficulties in integrating diverse corporate cultures and management styles;
●	additional or conflicting government regulation;
●	disparate company policies and practices;
●	client relationship issues;
●	customer relationship issues as a result of our general contractor competitors employing our newly acquired specialty contractors;
●	diversion of our management’s time, attention and resources;
●	decreased utilization during the integration process;
●	loss of key existing or acquired personnel;
●	increased costs to improve or coordinate managerial, operational, financial and administrative systems;
●	dilutive issuances of equity securities, including convertible debt securities to finance acquisitions;
●	the assumption of legal liabilities; and
●	amortization of acquired intangible assets.

In connection with mergers and acquisitions, we have recorded goodwill and other intangible assets that could become impaired and adversely affect our operating results.

Under accounting principles generally accepted in the United States, our mergers and acquisitions have been accounted for under the acquisition method. Under the acquisition method, the total purchase price we pay is allocated to the acquired company’s tangible assets and liabilities and identifiable intangible assets based on their estimated fair values as of the date of completion of the merger or acquisition. The excess of the purchase price over those estimated fair values is recorded as goodwill. We test goodwill and intangible assets with indefinite lives for impairment annually, in the fourth quarter of each year, and between these periods if events occur or circumstances change which suggest that the goodwill or intangible assets should be evaluated.  At December 31, 2011, the carrying value of the goodwill and other indefinite-lived intangible assets recorded in mergers and acquisitions totaled $959.4 million and represents 26.6% of our total assets of $3.6 billion. To the extent the value of the goodwill or other intangible assets becomes impaired in the future, we will be required to incur non-cash charges to the Consolidated Statements of Operations relating to such impairment.  In 2008, the Company incurred a $224.5 million non-cash impairment charge pertaining to our annual impairment test.

Conflicts of interest may arise involving certain of our directors.

We have engaged in joint ventures, primarily in civil construction, with O&G Industries, Inc., a Connecticut corporation, whose Vice Chairman is Raymond R. Oneglia, one of our directors.  As of December 31, 2011, the Company has a 30% interest in a joint venture with O&G as the sponsor for a highway reconstruction project with an estimated total contract value of approximately $357 million and an estimated completion in 2017. In accordance with the Company’s policy, the terms of this joint venture and any of our joint ventures with any affiliate have been and will be subject to review and approval by our Audit Committee.  As in any joint venture, we could have disagreements with our joint venture partner over the operation of a joint venture or a joint venture could be involved in disputes with third parties, where we may or may not have an identity of interest with our joint venture partner.  These relationships also may create conflicts of interest with respect to new business and other corporate opportunities.

Index

Ronald N. Tutor’s ownership interest in the Company, along with his management position and his right to designate up to two nominees to serve as members of our Board of Directors, provides him with significant influence over corporate matters and may make a third party’s acquisition of the Company (or its stock or assets) more difficult.

As of December 31, 2011, Mr. Tutor and two trusts controlled by Mr. Tutor (the “Tutor Group”) owned approximately 22.9% of the outstanding shares of our common stock. In addition, Mr. Tutor is the chairman and chief executive officer of the Company and has the right to designate up to two nominees for election as members of the Company’s Board of Directors. As of the date of this Form 10-K, none of the current directors have been appointed by Mr. Tutor.   Mr. Tutor has advised the Board that should he choose to designate a person for appointment to the Board at a time when the Board already includes eleven members, he would support a temporary expansion of the Board to twelve members to accommodate such additional member.  Pursuant to the Shareholders Agreement dated April 2, 2008 and amended by Amendments No. 1, 2,  and 3 dated September 17, 2010, June 2, 2011 and September 13, 2011, respectively, by and among Tutor Perini Corporation, Mr. Tutor and certain shareholders of Tutor-Saliba Corporation signatory thereto (the “Amended Shareholders Agreement”) such expansion would continue until the next meeting of shareholders at which directors are elected, at which time the size of the Board would be reduced back to eleven members and the slate of nominees for election adjusted accordingly.  Additionally, under the Amended Shareholders Agreement Mr. Tutor has the right to designate two nominees for election to the Board only for so long as the Tutor Group owns at least 22.5% of the outstanding shares of common stock and one nominee if the Tutor Group owns less than 22.5% but more than 11.25% of the outstanding shares of common stock.  The Amended Shareholders Agreement also imposes significant limits on Mr. Tutor’s right to vote the shares of our common stock held by the Tutor Group or to take specified actions that may facilitate an unsolicited acquisition of control of the Company by Mr. Tutor or his affiliates. Mr. Tutor will nonetheless still be able to exert significant influence over the outcome of a range of corporate matters, including significant corporate transactions requiring a shareholder vote, such as a merger or a sale of the Company or its assets. This concentration of ownership and influence in management and Board decision-making also could harm the price of our common stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our common stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of the Company.

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

We have a substantial amount of indebtedness which could adversely affect our financial position and prevent us from fulfilling our obligations under our debt agreements, in particular under our $300 million senior unsecured notes and our $200 million term loan under our revolving credit facility.

We currently have and expect to continue to have a substantial amount of indebtedness.  As of December 31, 2011, we have a total debt of approximately $672.5 million, consisting of $298.0 million of senior unsecured notes (net of unamortized debt discount of $2.0 million) (the “Senior Notes”), a $200 million term loan (the “Term Loan”) under our revolving credit facility which has been paid down to $185 million at December 31, 2011, and $189.5 million of other debt.  We may also incur significant additional indebtedness in the future.  Our substantial indebtedness may:

•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on the Senior Notes, Term Loan and our other indebtedness;

Index

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

We are subject to restrictive covenants under our revolving credit facility and the indenture for our $300 million senior unsecured notes that could limit our flexibility in managing the business.

Our revolving credit facility imposes operating and financial restrictions on us. These restrictions include, among other things, limitations on our ability to:

•	create liens or other encumbrances;

•	enter into certain types of transactions with our affiliates;

•	make certain capital expenditures;

•	make investments, loans or other guarantees;

•	sell or otherwise dispose of a portion of our assets; or

•	merge or consolidate with another entity.

In addition, our revolving credit facility prohibits us from incurring debt from other sources without the consent of our lenders.  Our revolving credit facility contains financial covenants that require us to maintain minimum net worth, minimum fixed charge coverage and maximum leverage ratios. Our ability to borrow funds for any purpose is dependent upon satisfying these tests.

Our Senior Notes also impose operating and financial restrictions on us including, among other things, the following limitations on our ability to:

•	incur additional indebtedness or issue certain preferred stock;

•	pay dividends on, or make distributions in respect of, our capital stock or repurchase our capital stock;

•	make certain investments or other restricted payments;

•	sell certain assets;

•	create liens or use assets as security in other transactions;

•	merge, consolidate or transfer or dispose of substantially all of their assets; or

•	engage in certain transactions with affiliates

If we are unable to meet the terms of the financial covenants or fail to comply with any of the other restrictions contained in these agreements, an event of default could occur. An event of default, if not waived by our lenders, could result in an acceleration of any outstanding indebtedness, causing such debt to become immediately due and payable. If such an acceleration occurs, we may not be able to repay such indebtedness on a timely basis. Since indebtedness under our revolving credit facility and Senior Notes is secured by substantially all of our assets, acceleration of this debt could result in foreclosure of those assets.  In the event of a foreclosure, we would be unable to conduct our business and may be forced to discontinue ongoing operations.

Funds associated with auction rate securities may not be liquid or readily available.

As discussed in Note 3 of Notes to Consolidated Financial Statements entitled “Fair Value Measurements” included in this report, our investment securities primarily consist of auction rate securities which are not currently liquid or readily available to convert to cash. In conjunction with our estimates of fair value at December 31, 2011, we deemed our investment in auction rate securities to be impaired by $4.8 million in 2011.  This impairment was deemed to be other-than-temporary, thereby resulting in a charge to income.  If the auction rate securities market continues to remain relatively illiquid, it is possible that we will be required to further adjust the fair value of our auction rate securities. If we determine that the decline in the fair value of our auction rate securities is other-than-temporary, it would result in additional impairment charges being recognized in our Consolidated Statements of Operations, which could be material and which could adversely affect our financial results. In addition, the lack of liquidity associated with these investments may require us to access our revolving credit facility until some or all of our auction rate securities are liquidated.

Index

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.

Index

ITEM 2.      PROPERTIES

Properties used in our construction operations consist primarily of office space within general, commercial office buildings in major cities as well as storage yards for our construction equipment.  We believe our properties are well maintained, in good condition, adequate and suitable for our purposes.  The following locations represent our major facilities:

		Owned or Leased	Approximate	Approximate Square
Principal Offices	Business Segment(s)	by Tutor Perini	Acres	Feet of Office Space
Framingham, MA	Management Services	Owned	9	103,000
Hendersen, NV	Building	Owned	4	58,000
Ozone Park, NY	Specialty Contractors	Leased	-	50,000
Sylmar, CA	Corporate	Leased	-	46,000
Jessup, MD	Civil	Owned	9	46,000
Redwood City, CA	Building	Leased	-	45,000
Philadelphia, PA	Building	Leased	-	34,000
Sylmar, CA	Specialty Contractors	Owned	2	29,000
Gulfport, MS	Building	Owned	1	28,000
Houston, TX	Specialty Contractors	Leased	-	28,000
Mount Vernon, NY	Specialty Contractors	Leased	-	27,000
Barrigada, Guam	Management Services	Owned	4	27,000
Las Vegas, NV	Specialty Contractors	Leased	-	24,000
New Rochelle, NY	Civil	Owned	1	21,000
Ft. Lauderdale, FL	Building	Leased	-	17,000
Ft. Lauderdale, FL	Specialty Contractors	Leased	-	14,000
Evansville, IN	Civil	Leased	-	11,000
Lakeview Terrace, CA	Specialty Contractors	Leased	-	11,000
Black River Falls, WI	Civil	Owned	2	8,000
Salt Lake City, UT	Civil	Leased	-	7,000
			32	634,000

Principal Permanent
Storage Yards
Fontana, CA	Building and Civil	Leased	33
Jackson County, WI	Civil	Owned	26
Barrigada, Guam	Management Services	Owned	13
Jessup, MD	Civil	Owned	7
Stockton, CA	Building	Owned	7
Houston, TX	Specialty Contractors	Leased	7
New Windsor, NY	Civil	Leased	1
Framingham, MA	Management Services	Owned	1
Mount Vernon, NY	Specialty Contractors	Leased	1
Ozone Park, NY	Specialty Contractors	Leased	1

			97

 ITEM 3.  LEGAL PROCEEDINGS

Legal Proceedings are set forth in Part IV, Item 15 in this report and are hereby incorporated in this Item 3 by reference (see Note 9 of Notes to Consolidated Financial Statements entitled “Contingencies and Commitments”).

ITEM 4.  MINE SAFETY DISCLOSURES

Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires domestic mine operators to disclose violations and orders issued under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) by the federal Mine Safety and Health Administration.  We do not act as the owner of any mines but we may act as a mining operator as defined under the Mine Act where we may be an independent contractor performing services or construction of such mine.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 Regulation S-K is included in Exhibit 95.

Index

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are the names, offices held, ages and business experience of our executive officers.

Name, Offices Held and Age	Year First Elected to Present Office and Business Experience

Ronald N. Tutor, Director, Chairman and Chief Executive Officer – 71
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

Robert Band, Director and President of Tutor Perini and Chief Executive Officer, Management Services Group – 64
He was appointed Chief Executive Officer of Management Services Group in March 2009. He has served as a Director since May 1999.  He has also served as our President since May 1999 and as Chief Operating Officer from March 2000 to March 2009.  Previously, he served as Chief Executive Officer from May 1999 until March 2000, Executive Vice President and Chief Financial Officer from December 1997 until May 1999, and President of Perini Management Services, Inc. since January 1996.  Previously, he served in various operational and financial capacities since 1973, including Treasurer from May 1988 to January 1990.

James (“Jack”) Frost, Executive Vice President and Chief Executive Officer, Civil Group – 58	He was appointed to his current position in March 2009. Previously he was Executive Vice President and Chief Operating Officer of Tutor-Saliba. He joined Tutor-Saliba in 1988.

Mark A. Caspers, Executive Vice President and Chief Executive Officer, Building Group – 48	He was appointed to his current position in March 2009. Previously he was President and Chief Operating Officer of Perini Building Company, where he has worked since 1982.

Kenneth R. Burk, Executive Vice President and Chief Executive Officer, Specialty Contractors Group – 52
He was appointed to his current position in September 2011.  Previously he served as Executive Vice President and Chief Financial Officer since September 2007. From February 2001 until July 2007, he served as President and Chief Executive Officer of Union Switch and Signal, Inc., a provider of technology services, control systems and specialty rail components for the rail transportation industry.  From 1999 until 2000, he served as Executive Vice President and Chief Operating Officer of Railworks Corporation, a provider of services and supplies to the rail transportation industry.  From 1994 to 1999, he served as Senior Vice President and Chief Financial Officer of Dick Corporation, a Pittsburgh, Pennsylvania-based engineering and construction firm.

Michael J. Kershaw, Executive Vice President and Chief Financial Officer – 62
He was appointed to his current position in September 2011.  Previously he served as Senior Vice President and Chief Accounting Officer of The Shaw Group Inc., a global provider of technology, engineering, procurement, construction services, among others, for government and private sector clients in the energy, chemicals, environmental, infrastructure and emergency response markets.  Mr. Kershaw first joined The Shaw Group Inc. in September 2007 as Senior Vice President and Corporate Controller. From 2005 until September, 2007, Mr. Kershaw served as the Vice President of Accounting and Finance of the Energy and Chemicals Division of KBR, Inc., a global engineering, construction and services company supporting the energy, hydrocarbons, government services, minerals, civil infrastructure, power, industrial, and commercial markets. From 2003 until 2005, Mr. Kershaw served as Senior Controller for KBR, Inc.

Index

William B. Sparks, Executive Vice President, Treasurer and Corporate Secretary – 63	He was appointed to his current position in March 2009. He joined Tutor-Saliba in 1995 as Senior Vice President and Chief Financial Officer.

Our officers are elected on an annual basis at the Board of Directors’ Meeting immediately following the Annual Meeting of Stockholders, to hold such offices until the Board of Directors’ Meeting following the next Annual Meeting of Stockholders and until their respective successors have been duly appointed or until his earlier resignation or removal.

Index

PART II.

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol "TPC".  In 2009, we changed our name to Tutor Perini Corporation from Perini Corporation and accordingly changed our symbol from “PCR” to “TPC”. The quarterly market high and low sales prices for our common stock in 2011 and 2010 are summarized below:

	2011			2010
	High		Low	High		Low
Market Price Range per Common Share:
Quarter Ended
March 31	$25.16	-	$21.54	$23.75	-	$18.15
June 30	26.66	-	18.54	25.48	-	16.37
September 30	19.02	-	11.39	21.25	-	15.56
December 31	16.58	-	10.57	23.85	-	18.60

Dividends

On October 25, 2010 our Board of Directors declared a special cash dividend of $1.00 per share of common stock. The dividend was paid on November 12, 2010 to stockholders of record on November 4, 2010.  Prior to the special cash dividend paid in 2010, we had not paid any cash dividends on our common stock since 1990, and we currently have no future plans to pay cash dividends.  Our revolving facility and senior unsecured notes also restrict us from making certain dividend payments (see Note 5 of Notes to Consolidated Financial Statements).

Holders

At February 29, 2012, there were 701 holders of record of our common stock, including holders of record on behalf of an indeterminate number of beneficial owners, based on the stockholders list maintained by our transfer agent.

Issuer Purchases of Equity Securities

There were no repurchases by the Company of its equity securities during the three months ended December 31, 2011.  The Company acquired 10,775 shares from an employee in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock units.

Performance Graph

The following graph compares the cumulative 5-year total return to shareholders on our common stock relative to the cumulative total returns of the New York Stock Exchange Composite Index (“NYSE”) and the Dow Jones Heavy Construction Index (“DJ Heavy Construction”).  We selected the DJ Heavy Construction because we believe the index reflects the market conditions within the industry we primarily operate.  The comparison of total return on investment, defined as the change in year-end stock price plus reinvested dividends, for each of the periods assumes that $100 was invested on January 1, 2006, in each of our common stock, the NYSE and the DJ Heavy Construction, with investment weighted on the basis of market capitalization.

The comparisons in the following graph are based on historical data and are not intended to forecast the possible future performance of our common stock.

Index

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG TUTOR PERINI CORPORATION,
NYSE COMPOSITE INDEX AND DJ HEAVY CONSTRUCTION INDEX

	Fiscal Year Ending December 31,
	2006	2007	2008	2009	2010	2011

Tutor Perini Corporation	100.00	134.54	75.94	58.74	72.65	41.87
NYSE Composite Index	100.00	106.58	62.99	78.62	87.14	81.81
DJ Heavy Construction	100.00	189.61	84.84	96.55	123.48	101.42

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

	Year Ended December 31,
	2011 (1)	2010 (2)	2009 (3)	2008 (4)	2007
	(In thousands, except per share data)
OPERATING SUMMARY
Revenues:
Building	$1,825,468	$2,223,515	$4,284,020	$5,059,554	$4,245,211
Civil	885,245	667,129	361,507	312,455	238,463
Specialty Contractors	802,460	112,860	201,087	85,276	-
Management Services	203,144	195,706	305,352	203,001	144,684
Total	3,716,317	3,199,210	5,151,966	5,660,286	4,628,358
Cost of Operations	3,320,976	2,861,362	4,763,919	5,327,056	4,379,464
Gross Profit	395,341	337,848	388,047	333,230	248,894
G&A Expense	226,965	165,536	176,504	133,998	107,913
Goodwill and Intangible Asset Impairment (5)	-	-	-	224,478	-
Income (Loss) From Construction Operations	168,376	172,312	211,543	(25,246)	140,981
Other Income (Expense), Net	4,421	(2,280)	1,098	9,559	15,361
Interest Expense	(35,750)	(10,564)	(7,501)	(4,163)	(1,947)
Income (Loss) Before Income Taxes	137,047	159,468	205,140	(19,850)	154,395
Provision for Income Taxes	(50,899)	(55,968)	(68,079)	(55,290)	(57,281)
Net Income (Loss)	$86,148	$103,500	$137,061	$(75,140)	$97,114

Income (Loss) Available for Common Stockholders	$86,148	$103,500	$137,061	$(75,140)	$97,114

Per Share of Common Stock:
Basic Earnings (Loss)	$1.82	$2.15	$2.82	$(2.19)	$3.62
Diluted Earnings (Loss)	$1.80	$2.13	$2.79	$(2.19)	$3.54

Cash Dividend Paid	$-	$1.00	$-	$-	$-
Book Value	$29.58	$27.88	$26.54	$23.56	$13.65

Weighted Average Common
Shares Outstanding:
Basic	47,226	48,111	48,525	34,272	26,819
Diluted	47,890	48,649	49,084	34,272	27,419

Index

	Year Ended December 31,
	2011 (1)		2010 (2)		2009 (3)		2008 (4)		2007
	(In thousands, except ratios)
FINANCIAL POSITION SUMMARY

Working Capital	$556,800		$592,928		$303,118		$225,049		$293,521

Current Ratio	1.40	x	1.61	x	1.23	x	1.13	x	1.24	x

Long-term Debt, less current maturities	612,548		374,350		84,771		61,580		13,358

Stockholders’ Equity	1,399,827		1,312,994		1,288,426		1,138,226		368,334

Ratio of Long-term Debt to Equity	.44	x	.29	x	.07	x	.05	x	.04	x

Total Assets	$3,613,127		$2,779,220		$2,820,654		$3,073,078		$1,654,115

OTHER DATA

Backlog at Year End (6)	$6,108,277		$4,284,290		$4,310,191		$6,675,903		$7,567,665

New Business Awarded (7)	$5,540,304		$3,173,309		$2,786,256		$4,768,524		$3,744,642

(1)
Includes the results of Fisk, Anderson, Frontier-Kemper, Lunda, WDF, FSE, Nagelbush and Becho as each was acquired during 2011.  See Note 2 of Notes to Consolidated Financial Statements entitled “Mergers and Acquisitions”.

(2)	Includes the results of Superior Gunite, acquired November 1, 2010.

(3)	Includes the results of Keating, acquired January 15, 2009.

(4)	Includes the results of Tutor-Saliba, acquired September 8, 2008.

(5)
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

(7)
New business awarded consists of the original contract price of projects added to our backlog in accordance with Note (6) above plus or minus subsequent changes to the estimated total contract price of existing contracts.  This category also includes approximately $2.6 billion of backlog obtained through the completion of our acquisitions strategy in 2011.  Management uses new business awarded to assist in forecasting future results.

Index

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were incorporated in 1918 as a successor to businesses that had been engaged in providing construction services since 1894.  We provide diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world.  Our construction business is conducted through four basic segments or operations:  Civil, Building, Specialty Contractors and Management Services.  Our Civil segment specializes in public works construction and the repair, replacement and reconstruction of infrastructure, including highways, bridges, mass transit systems and water and wastewater treatment facilities, primarily in the western, northeastern and mid-Atlantic United States.  Our Building segment has significant experience providing services to a number of specialized building markets, including the hospitality and gaming, transportation, healthcare, municipal offices, sports and entertainment, educational, correctional facilities, biotech, pharmaceutical and high-tech markets.  Our Specialty Contractors segment specializes in plumbing, HVAC, electrical, mechanical, and pneumatically placed concrete for a full range of civil, building and management services construction projects in the industrial, commercial, hospitality and gaming, and transportation end markets, among others.   Our Management Services segment provides diversified construction and design-build services to the U.S. military and federal government agencies, as well as surety companies and multi-national corporations in the United States and overseas.

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

During 2011, we completed the execution of our acquisition strategy to expand our business both vertically and geographically and provide synergies and opportunities to enhance our margins through an increase in the volume of our self-performed work, coupled with an increased volume of higher margin public works projects in our Civil and Building segments.  We also completed a reorganization which resulted in the formation of the Specialty Contractors segment.  Our Specialty Contractors segment is well-positioned geographically to enable us to capitalize on new work opportunities and to strengthen our position as a full-service contractor with greater control over scheduled delivery and risk management.

For the year ended December 31, 2011, we recorded revenues of $3.7 billion, income from construction operations of $168.4 million and net income of $86.1 million as compared to revenues of $3.2 billion, income from construction operations of $172.3 million and net income of $103.5 million in 2010.  Our operating results decreased in 2011 due primarily to the substantial completion of several successful large public works projects, and increased interest expense associated with our senior unsecured notes, term loan and borrowings under our revolving facility, offset by contributions from the recent acquisitions we have closed.

At December 31, 2011, we had working capital of $556.8 million, a ratio of current assets to current liabilities of 1.40 to 1.00, and a ratio of long-term debt to equity of 0.44 to 1.00 as compared to working capital of $592.9, a ratio of current assets to current liabilities of 1.61 to 1.00 and a ratio of long-term debt to equity of 0.29 to 1.00 in 2010.  These results reflect the additional leverage we took on during 2011 to finance our acquisition strategy.  Our stockholders’ equity increased to $1.4 billion as of December 31, 2011 from $1.3 billion as of December 31, 2010, reflecting the operating results achieved in 2011, despite difficult economic conditions particularly in the construction industry.

In addition to the $2.6 billion of backlog acquired from our recent acquisitions, we received significant new contract awards, as well as additions to existing contracts, and ended the year with a contract backlog of $6.1 billion, an increase of $1.8 billion from $4.3 billion as of December 31, 2010.

Index

Recent Developments

Tutor Perini Retained as Contractor for Hudson Yards Development in New York

On January 23, 2012 we announced that we have been retained by Related Companies and Oxford Properties Group as contractor for the Hudson Yards development in Midtown Manhattan (“Hudson Yards Development”). We have also been retained for the construction of a residential tower being developed just south of the Hudson Yards on 30th Street and 10th Avenue in New York City. The Hudson Yards Development is a 26-acre mixed-use development accommodating over 13 million square feet of commercial and residential space. The master plan comprises approximately 5,000 residences, 6 million square feet of state-of-the-art commercial office space, a 1 million square foot destination retail center with an over 130,000 square foot two-level space of specialty destination restaurants, cafes, markets and bars, a five star hotel, a unique cultural space, and a new 750-seat school, all carefully planned around 14 acres of public open space. Physical construction operations are scheduled to begin mid-2012.  The project will be booked into backlog as various phases are released.

Completion of Acquisition Strategy, Formation of Specialty Contractors Segment and Executive Appointments

With the acquisitions of Five Star Electric Corporation (“FSE”), WDF, Inc. (“WDF”) and Nagelbush Mechanical, Inc. (“Nagelbush”), (collectively “GreenStar”), Lunda Construction Company (“Lunda”) and Becho, Inc. (“Becho”) during the third quarter of 2011, we have completed our acquisition strategy which also included the acquisitions of the following companies over the past year: Superior Gunite, Fisk Electric Company (“Fisk”), Anderson Companies (“Anderson”), and Frontier-Kemper Constructors (“Frontier-Kemper”).  On a combined basis, these companies had 2010 annual revenues of approximately $1.7 billion and had backlog at the respective acquisition dates of approximately $2.6 billion.  To finance this acquisition strategy, the Company has utilized the entire proceeds from the offering of our $300 million senior unsecured notes in October 2010, and a $200 million five-year term loan with Bank of America, N.A. in August 2011.  We believe that the benefits and opportunities associated with the acquisitions closed will more than outweigh the additional interest charges associated with our increased leverage.

During the third quarter of 2011 we completed a reorganization which resulted in the formation of the Specialty Contractors reporting segment. The Specialty Contractors reporting segment consists of the following subsidiary companies: WDF, FSE, Nagelbush, Fisk, Powerco Electric Corporation (“Powerco”), Desert Mechanical, Inc. (“DMI”) (all previously included in the Building reporting segment), and Superior Gunite (previously included in the Civil reporting segment). On September 13, 2011, we appointed Kenneth R. Burk, our former Chief Financial Officer, as Executive Vice President and Chief Executive Officer of the Company's Specialty Contractors Group, and the executive leadership of each of the subsidiaries discussed above will report to Mr. Burk in his new role.  The reorganization enables the Company to focus on vertical integration through increased self-performed work capabilities while maintaining the specialty contractors business with third parties, and it will strengthen the Company’s position as a full-service contractor with greater control over scheduled delivery and risk management.

On September 13, 2011, we also appointed Michael J. Kershaw to replace Mr. Burk as Executive Vice President and Chief Financial Officer, effective September 21, 2011.  Prior to his hiring, Mr. Kershaw has served in several executive and managerial positions with several of our peers in the construction industry.

Index

Backlog Analysis for 2011

Our backlog of uncompleted construction work at December 31, 2011 was approximately $6.1 billion, as compared to the $4.3 billion at December 31, 2010.  Our backlog was bolstered by the addition of $2.6 billion from our recent acquisitions closed during 2011.  Our legacy Civil businesses contributed approximately $0.8 billion of new awards and other adjustments to existing contracts during 2011 despite increased competitive bidding we have experienced in the civil markets.  Building segment backlog decreased during the year as a result of the substantial completion of large hospitality and gaming and public works projects in Las Vegas, Nevada.  However, as discussed above, we have significant pending awards associated with the Hudson Yards Development project that we anticipate will enter our Building segment’s backlog in 2012.  Our Specialty Contractors segment backlog was bolstered primarily by the $1.2 billion of backlog acquired in the GreenStar merger.  We expect to leverage our Specialty Contractors segment for its strong presence in the Northeastern markets as well as for the significant pending awards that we expect to convert to backlog in the near future.  Our Management Services segment continues its focus on obtaining new work with various U.S government agencies, and has maintained a consistent level of backlog throughout 2011.  The following table provides an analysis of our backlog by business segment for the year ended December 31, 2011.

	Backlog at	New Business	Revenues	Backlog at
	December 31, 2010	Awarded (1)	Recognized in 2011	December 31, 2011
	(in millions)
Building	$2,635.7	$1,438.7	$(1,825.5)	$2,248.9
Civil	1,387.7	1,719.7	(885.2)	2,222.2
Specialty Contractors	69.4	2,104.6	(802.5)	1,371.5
Management Services	191.5	277.3	(203.1)	265.7
Total	$4,284.3	$5,540.3	$(3,716.3)	$6,108.3

(1)	New business awarded consists of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

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

Index

When recording revenue on contracts relating to unapproved change orders and claims, we include in revenue an amount less than or equal to the amount of costs incurred by us to date for contract price adjustments that we seek to collect from customers for delays, errors in specifications or designs, change orders in dispute or unapproved as to scope or price, or other unanticipated additional costs, in each case when recovery of the costs is considered probable.  When determining the likelihood of eventual recovery, we consider such factors as evaluation of entitlement, settlements reached to date and our experience with the customer.  The settlement of these issues may take years depending upon whether the item can be resolved directly with the customer or involves litigation or arbitration.  When new facts become known, an adjustment to the estimated recovery is made and reflected in the current period results.

The amount of unapproved change order and claim revenue is included in our Consolidated Balance Sheets as part of costs and estimated earnings in excess of billings.  These amounts include management’s estimate of the probable cost recovery from the disputed claims considering such factors as evaluation of entitlement, settlements reached to date and our experience with the customer.  In the event that future facts and circumstances, including the resolution of disputed claims, cause us to reduce the aggregate amount of our estimated probable cost recovery from the disputed claims, we will record the amount of such reduction against earnings in the relevant future period.

Method of Accounting for Contracts – Revenues and profits from our contracts and construction joint venture contracts are recognized by applying percentages of completion for the period to the total estimated revenues for the respective contracts.  Percentage of completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts.  When the estimate on a contract indicates a loss, the entire loss is recorded during the accounting period in which it is estimated.  In the ordinary course of business, at a minimum on a quarterly basis, we prepare updated estimates of the total forecasted revenue, cost and profit or loss for each contract.  The cumulative effect of revisions in estimates of the total forecasted revenue and costs, including unapproved change orders and claims, during the course of the work is reflected in the accounting period in which the facts that caused the revision become known.  The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract.  An amount equal to the costs incurred that are attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable.  For a further discussion of unapproved change orders and claims, see Item 1, “Business – Types of Contracts and The Contract Process” and Item 1A, “Risk Factors”.  Profit from unapproved change orders and claims is recorded in the accounting period in which such amounts are resolved.

Billings in excess of costs and estimated earnings represents the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method.  Costs and estimated earnings in excess of billings represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over contract billings to date.  Costs and estimated earnings in excess of billings results when (1) the appropriate contract revenue amount has been recognized in accordance with the percentage of completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or (2) costs, recorded at estimated realizable value, related to unapproved change orders or claims are incurred.  For unapproved change orders or claims that cannot be resolved in accordance with the normal change order process as defined in the contract, we may employ other dispute resolution methods, including mediation, binding and non-binding arbitration, or litigation.  See Item 3 – “Legal Proceedings” and Note 9, “Contingencies and Commitments” of Notes to Consolidated Financial Statements.  The prerequisite for billing unapproved change orders and claims is the final resolution and agreement between the parties.  Costs and estimated earnings in excess of billings related to our contracts and joint venture contracts at December 31, 2011 is discussed above under “Use of Estimates” and in Note 1(d) of Notes to Consolidated Financial Statements.

Impairment of Goodwill and Other Intangible Assets - Goodwill and intangible assets with indefinite lives are not being amortized.  Intangible assets with finite lives are amortized over their useful lives.  Construction contract backlog is amortized on a weighted average basis over the corresponding contract period.  Customer relationships and certain trade names are amortized on a straight-line basis over their estimated useful lives.  We evaluate intangible assets that are not being amortized at the end of each reporting period to determine whether events and circumstances continue to support an indefinite useful life.  Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable.

Index

We test goodwill and intangible assets with indefinite lives for impairment by applying a fair value test in the fourth quarter of each year and between annual tests if events occur or circumstances change which suggest that the goodwill or intangible assets should be evaluated.  The first step in the two step process is to compare the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, a second step must be followed to calculate the goodwill impairment. The second step involves determining the fair value of the individual assets and liabilities of the reporting unit and calculating the implied fair value of goodwill. To determine the fair value of the Company and each of our reporting units, we perform both an income-based valuation approach as well as market-based valuation approach.  The income-based valuation approach is based on the cash flows that the reporting unit expects to generate in the future and it requires us to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit in a discrete period, as well as determine the weighted-average cost of capital to be used as a discount rate and a terminal value growth rate for the non-discrete period.  The market-based valuation approach to estimate the fair value of our reporting units utilizes industry multiples of revenues and operating earnings.

Once we have determined the Company’s fair value, an implied control premium is calculated based on the fair value and the market capitalization, calculated based on the Company’s average stock price for the 30 days prior and subsequent to the date of the Company’s fair value assessment.  In evaluating whether the Company’s implied control premium is reasonable, we consider a number of factors including the following factors of greatest significance.

•	Market control premium: We compare the Company’s implied control premium to the average control premium paid in transactions of companies in the construction industry during the year of evaluation.

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

Historically, the Company’s market capitalization has served as a reasonable proxy for the Company’s fair value.  Given the recent decline in the Company’s stock price, which management attributes primarily to the limited trading activity of our common stock and current general economic conditions in the construction industry, the market capitalization is less than the stockholders’ equity of the Company as reflected in its Consolidated Balance Sheets.  In conjunction with our 2011 impairment evaluation analysis, we reconciled our assessed fair value to our market capitalization and concluded that the implied control premium associated with the fair value estimate was reasonable based in part on current comparable market data and given the impacts of the limited trading activity and general economic conditions that do not impact our expectation of future cash flows.  With regard to our reporting units, the fair values of our Building and Civil reporting units exceeded their carrying values by 3.0% and 3.8%, respectively, while the fair values of our Specialty Contractors and Management Services reporting units substantially exceeded their carrying values.

Impairment assessment inherently involves management judgments as to the assumptions used to project these amounts and the impact of market conditions on those assumptions. The key assumptions that we use to estimate the fair value of our reporting units under the income-based approach are as follows:

•	Weighted average cost of capital used to discount our projected cash flows

•	Cash flows generated from new work awards

•	Projected operating margins

Index

Weighted average cost of capital rates used to discount our projected cash flows are developed via the capital asset pricing model which is primarily based upon market inputs.  We use discount rates that we feel are an accurate reflection of the risks associated with the forecasted cash flows of our respective reporting units.

To develop the cash flows generated from new work awards and future operating margins, we track prospective work for each of our reporting units primarily on a project-by-project basis as well as the estimated timing of when the work would be bid or prequalified, started and completed.  We also give consideration to our relationships with the prospective owners, the pool of competitors that are capable of performing large, complex work, changes in our business strategy including the opportunities associated with our focus on vertical integration, and our history of success in winning new work in each reporting unit.  With regard to operating margins, we give consideration to our historical reporting unit operating margins in the end markets that our prospective work opportunities are most significant, and changes in our business strategy including our focus on obtaining higher margin, complex public works projects.

We also estimate the fair value of our reporting units under a market-based approach by applying industry multiples of revenues and operating earnings to our reporting units’ projected performance.  The conditions and prospects of companies in our industry depend on common factors such as overall demand for services.

Changes in our assumptions or estimates could materially affect the determination of the fair value of a reporting unit and, therefore, could reduce or eliminate the excess of fair value over the carrying value of a reporting unit entirely and, in some cases, could result in an impairment.  Such changes in assumptions could be caused by:

•	Terminations, suspensions, reductions in scope or delays in the start-up of the revenues and cash flows from our backlog as well as the prospective work we track

•	Reductions in available government, state and local agencies and non-residential private industry funding and spending

•
Our ability to effectively compete for new work and maintain and grow our market penetration in the regions that we operate.  The majority of our projected cash flows were derived from contracts in backlog or those having a high probability of being awarded.

•	Our ability to successfully control our costs, work schedule, and project delivery

On a quarterly basis we consider whether events or changes in circumstances indicate that assets, including goodwill and intangible assets not subject to amortization might be impaired.  In conjunction with this analysis, we evaluate whether the Company’s current market capitalization is less than its stockholders’ equity and specifically consider (1) changes in macroeconomic conditions, (2) changes in general economic conditions in the construction industry including any declines in market-dependent multiples, (3) cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows analyses, (4) a reconciliation of the implied control premium to a current market control premium, (5) target price assessments by third party analysts and (6) how current market conditions impact our forecast of future cash flows including consideration of specific projects in backlog, pending awards, or large prospect opportunities.  We also evaluate our most recent assessment of the fair value for each of our reporting units, considering whether our current forecast of future cash flows are in line with those used in our annual impairment assessment and whether there are any significant changes in trends or any other material assumption used.

As of December 31, 2011 we have concluded that we do not have an impairment of our goodwill or our indefinite-lived intangible assets and that the estimated fair value of each reporting unit exceeds its carrying value (see Note 4 of Notes to Consolidated Financial Statements for additional goodwill disclosure).

Fair Value Measurements – We determined that we utilize unobservable (Level 3) inputs in determining the fair value of our investments in auction rate securities, valued at $62.3 million as of December 31, 2011.  All of these instruments are classified as available for sale securities as of December 31, 2011.  We have determined the estimated fair values of these securities utilizing a discounted cash flow analysis.  In addition, we obtained an independent valuation of some of our auction rate security instruments and considered these valuations in determining the estimated fair values of the auction rate securities in our portfolio.  Our analyses considered, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and estimates of the next time the security is expected to have a successful auction or return to full par value.

Index

In conjunction with our estimates of fair value at December 31, 2011, we deemed our investment in auction rate securities to be impaired by $4.8 million in 2011.  This impairment was deemed to be other-than-temporary, thereby resulting in a charge to income.  See Note 3 of Notes to Consolidated Financial Statements for more information.

We also utilize unobservable (Level 3) inputs in determining the fair values of the contingent consideration involved in the purchases of several of our recently acquired entities.  We estimated these fair values based on an income approach which is based on the cash flows that the acquired entity is expected to generate in the future. This approach requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multi-year period, as well as determine the weighted-average cost of capital to be used as a discount rate.  See Notes 2 and 3 of Notes to Consolidated Financial Statements for more information.

Share-based Compensation - We have granted restricted stock units and stock options to certain employees and non-employee directors.  We recognize share-based compensation expense net of an estimated forfeiture rate and only recognize compensation expense for those shares expected to vest on a straight-line basis over the requisite service period of the award (which corresponds to the vesting period).  Determining the appropriate fair value model and calculating the fair value of stock option awards requires the input of highly subjective assumptions, including the expected life of the stock option awards and the expected volatility of our stock price over the life of the awards.  We used the Black-Scholes-Merton option pricing model to value our stock option awards, and utilized the historical volatility of our common stock as a reasonable estimate of the future volatility of our common stock over the expected life of the awards.  The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.  As a result, if factors change which require the use of different assumptions, share-based compensation expense could be materially different in the future.  In addition, if the actual forfeiture rate is materially different from our estimate, share-based compensation expense could be significantly different from what has been recorded through December 31, 2011.

Insurance Liabilities – We assume the risk for the amount of the self-insured deductible portion of the losses and liabilities primarily associated with workers' compensation, general liability and automobile liability coverage.  Losses are accrued based upon our estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry.  The estimate of our insurance liability within our self-insured deductible limits includes an estimate of incurred but not reported claims based on data compiled from historical experience.  Actual experience could differ significantly from these estimates and could materially impact our consolidated financial position and results of operations.  We purchase varying levels of insurance from third parties, including excess liability insurance, to cover losses in excess of our self-insured deductible limits.  Currently, our self-insured deductible limit for workers' compensation, general liability and automobile coverage is generally $1.0 million per occurrence, subject to a policy aggregate loss limitation based upon policy exposures.  In addition, on certain projects, we assume the risk for the amount of the self-insured deductible portion of losses that arise from any subcontractor defaults.  Our self-insured deductible limit for subcontractor default on projects covered under our program is $2.0 million per occurrence, subject to a $3.5 million annual aggregate.

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

We identified and reviewed potential tax uncertainties for tax positions taken or expected to be taken in a tax return and determined that the exposure to those uncertainties did not have a material impact on our results of operations or financial condition as of December 31, 2011.

Defined Benefit Retirement Plan – The status of our defined benefit pension plan obligations, related plan assets and cost is presented in Note 8 of Notes to Consolidated Financial Statements entitled “Employee Benefit Plans”. Plan obligations and annual pension expense are determined by actuaries using a number of key assumptions which include, among other things, the discount rate and the estimated future return on plan assets.  The discount rate of 5.18% used for purposes of computing the 2011 annual pension expense was determined at the beginning of the calendar year based upon an analysis performed by our actuaries which matches the cash flows of our plan’s projected liabilities to bond investments of similar amounts and durations. We plan to change the discount rate used for computing the 2012 annual pension expense to 4.10% based upon a similar analysis by our actuaries.

Index

The estimated return on plan assets is primarily based on historical long-term returns of equity and fixed income markets according to our targeted allocation of plan assets (90% equity, 5% fixed income and 5% cash).  We plan to use a return on asset rate of 7.0% in 2012 based on projected equity performance compared to long-term historical averages.

The plans’ benefit obligations exceeded the fair value of plan assets on December 31, 2011, 2010, and 2009 by $38.5 million, $26.4 million and $22.9 million, respectively.  Accordingly, we recorded adjustments to our pension liability with an offset to accumulated other comprehensive income (loss), a component of stockholders’ equity.

Effective June 1, 2004, all benefit accruals under our pension plan were frozen; however, the vested benefit was preserved.  Due to the expected increase in amortization of prior years’ investment losses, we anticipate that pension expense will increase from $3.5 million in 2011 to $4.9 million in 2012.  Cash contributions to our defined benefit pension plan are anticipated to be approximately $3.9 million in 2012.  Cash contributions may vary significantly in the future depending upon asset performance and the interest rate environment.

Results of Operations -
2011 Compared to 2010

For the year ended December 31, 2011, we recorded revenues of $3,716.3 million, income from construction operations of $168.4 million and net income of $86.1 million as compared to revenues of $3,199.2 million, income from construction operations of $172.3 million and net income of $103.5 million for 2010. Basic and diluted earnings per common share for 2011 were $1.82 and $1.80, respectively, as compared to $2.15 and $2.13, respectively, for 2010.  Consistent with our strategy of focusing on higher margin public works projects and expanding our civil and specialty contracting presence, we experienced continued growth in the contributions from both our Civil and Specialty Contractors segments.  We anticipate the contributions from public works projects to continue to represent a sizeable percentage of our operations.  Our legacy Building and Civil segment operating results primarily reflect the substantial completion of several successful, large public works projects as well as the start-up of several new public works projects in the eastern and western United States.  Our Management Services segment continues its focus on obtaining new work with various U.S government agencies, including the U.S. military, both domestically and abroad.  Our operating results decreased in 2011 due primarily to the substantial completion of several successful, large public works projects, and increased interest expense associated with our $300 million senior unsecured notes, $200 million term loan and borrowings under our revolving facility, offset by contributions from the recent acquisitions we have closed.

Revenues
The following table summarizes our revenues by segment.

	Revenues for the
	Year Ended December 31,
(dollars in millions)	2011	2010	$ Change	% Change
Building	$1,825.5	$2,223.5	$(398.0)	(17.9)%
Civil	885.2	667.1	218.1	32.7%
Specialty Contractors	802.5	112.9	689.6	*NM
Management Services	203.1	195.7	7.4	3.8%
Total	$3,716.3	$3,199.2	$517.1	16.2%
*NM – Not Meaningful

Building segment revenues decreased by $398.0 million (or 17.9%) from $2,223.5 million in 2010 to $1,825.5 million in 2011, due primarily to the substantial completion of large hospitality and gaming and public works projects in Las Vegas and Philadelphia.  This decrease was offset by the acquisition of Anderson which contributed $339.7 million in 2011.

Civil segment revenues increased by $218.1 million (or 32.7%), from $667.1 million in 2010 to $885.2 million in 2011, due primarily to the recent acquisitions which contributed approximately $342.3 million in revenues in the aggregate, offset by the substantial completion of projects in the metropolitan New York area.

Index

Specialty Contractors segment revenues increased by $689.6 million, from $112.9 million in 2010 to $802.5 million in 2011, due primarily to the recent acquisitions which contributed approximately $767.9 million in revenues in the aggregate.

Management Services segment revenues increased by $7.4 million (or 3.8%), from $195.7 million in 2010 to $203.1 million in 2011, due primarily to the start-up of a task order contract for containerized housing in southern Iraq offset by the substantial completion of U.S. military facilities in Iraq.

Income from Construction Operations
The following table summarizes our income from construction operations by segment.

	Income from Construction
	Operations for the
	Year Ended December 31,
(dollars in millions)	2011	2010	$ Change	% Change
Building	$46.3	$89.2	$(42.9)	(48.1)%
Civil	78.6	88.1	(9.5)	(10.8)%
Specialty Contractors	65.6	6.3	59.3	*NM
Management Services	22.3	22.2	0.1	0.5%
Corporate	(44.4)	(33.5)	(10.9)	32.5%
Total	$168.4	$172.3	$(3.9)	(2.3)%
*NM – Not Meaningful

Building segment income from construction operations decreased by $42.9 million (or 48.1%), from $89.2 million in 2010 to $46.3 million in 2011, due primarily to a decline in volume and operating margin caused by the substantial completion of successful large public works projects in Las Vegas and Philadelphia.

Civil segment income from construction operations decreased by $9.5 million (or 10.8%), from $88.1 million in 2010 to $78.6 million in 2011, due primarily to a decline in operating margin caused by the substantial completion and favorable performance on several projects in the metropolitan New York area and the timing of production on other large civil projects currently in backlog.  This decrease was partly offset by the recent acquisitions which contributed approximately $27.5 million in income from construction operations (net of intangible assets amortization) in the aggregate.

Specialty Contractors segment income from construction operations increased by $59.3 million, from $6.3 million in 2010 to $65.6 million in 2011, due primarily to the recent acquisitions which contributed approximately $71.9 million in income from construction operations (net of intangible assets amortization) in the aggregate.

Management Services segment income from construction operations increased by $0.1 million (or 0.5%), from $22.2 million in 2010 to $22.3 million in 2011, due primarily to the changes in volume of revenues discussed above.

Corporate G&A expense increased by $10.9 million (or 32.5%) from $33.5 million in 2010 to $44.4 million in 2011 due primarily to a change in our methodology of allocating corporate expenses to our segments, as well as additional acquisition-related expenses incurred in 2011.

Index

Other Income (Expense), Interest Expense and Provision for Income Taxes

	Year Ended December 31,
(dollars in millions)	2011	2010	$ Change	% Change
Other Income (Expense), net	$4.4	$(2.3)	$6.7	*NM
Interest Expense	35.8	10.6	25.2	237.7%
Provision for Income Taxes	50.9	56.0	(5.1)	(9.1)%
*NM – Not Meaningful

Other income (expense), net increased by $6.7 million, from expense of $2.3 million in 2010 to income of $4.4 million in 2011, due primarily to the net reduction in certain business acquisition related liabilities of $7.3 million as compared to a $3.3 million net reduction in certain business acquisition related liabilities in 2010.

Interest expense increased by $25.2 million (or 237.7%), from $10.6 million in 2010 to $35.8 million in 2011, due primarily to interest recorded on our $300 million senior unsecured notes, which were issued in October 2010, our $200 million term loan, and on borrowings under our revolving facility.

The Provision for Income Taxes decreased by $5.1 million (or 9.1%), from $56.0 million in 2010 to $50.9 million in 2011, due to the decrease in pretax income.  The increase in the effective tax rate from 35.1% in 2010 to 37.1% in 2011 was primarily due to a more favorable return to provision adjustment experienced in 2010 versus 2011.

Results of Operations -
2010 Compared to 2009

For the year ended December 31, 2010, we recorded revenues of $3,199.2 million, income from construction operations of $172.3 million and net income of $103.5 million, as compared to revenues of $5,152.0, income from construction operations of $211.5 million and net income of $137.1 million in 2009.  Basic and diluted earnings per common share for 2010 were $2.15 and $2.13, respectively, as compared to $2.82 and $2.79, respectively, for 2009.  Our operating results decreased in 2010 due primarily to the substantial completion of the CityCenter project in December 2009 as discussed below.

Revenues
The following table summarizes our revenues by segment.

	Revenues for the
	Year Ended December 31,
(dollars in millions)	2010	2009	$ Change	% Change
Building	$2,223.5	$4,284.0	$(2,060.5)	(48.1)%
Civil	667.1	361.5	305.6	84.5%
Specialty Contractors	112.9	201.1	(88.2)	(43.9)%
Management Services	195.7	305.4	(109.7)	(35.9)%
Total	$3,199.2	$5,152.0	$(1,952.8)	(37.9)%
Overall revenues decreased by $1,952.8 million (or 37.9%) from $5,152.0 million in 2009 to $3,199.2 million in 2010 due primarily to the decrease in our Building segment revenues.

Building segment revenues decreased by $2,060.5 million (or 48.1%), from $4,284.0 million in 2009 to $2,223.5 million in 2010, resulting from the substantial completion of the CityCenter project in December 2009, which contributed approximately $2.0 billion of revenues to the Building segment during 2009, as well as other declines in revenues in the hospitality and gaming and private nonresidential building markets due to continued financing and economic challenges arising from the current state of the global economy.

Civil segment revenues increased by $305.6 million (or 84.5%), from $361.5 million in 2009 to $667.1 million in 2010, due to an increased number of projects under construction in the metropolitan New York area which were awarded during 2009.

Specialty Contractors segment revenues decreased by $88.2 million (or 43.9%), from $201.1 million in 2009 to $112.9 million in 2010, due primarily to the substantial completion of the CityCenter project in December 2009.

Index

Management Services segment revenues decreased by $109.7 million (or 35.9%), from $305.4 million in 2009 to $195.7 million in 2010, due primarily to the completion of several overhead coverage system projects in Iraq and an airport facility in Guam.

Income from Construction Operations
The following table summarizes our income from construction operations by segment.

	Income from Construction
	Operations for the
	Year Ended December 31,
(dollars in millions)	2010	2009	$ Change	% Change
Building	$89.2	$137.5	$(48.3)	(35.1)%
Civil	88.1	44.3	43.8	98.9%
Specialty Contractors	6.3	18.0	(11.7)	(65.0)%
Management Services	22.2	53.4	(31.2)	(58.4)%
Corporate	(33.5)	(41.7)	8.2	(19.7)%
Total	$172.3	$211.5	$(39.2)	(18.5)%

Overall income from construction operations decreased by $39.2 million (or 18.5%), from $211.5 million in 2009 to $172.3 million in 2010, due primarily to decreases in our Building and Management Services segments.

Building segment income from construction operations decreased by $48.3 million (or 35.1%), from $137.5 million in 2009 to $89.2 million in 2010, due primarily to the substantial completion in 2009 of several large projects in the hospitality and gaming and private nonresidential building markets, including the CityCenter project.  However, our Building segment achieved an increase in operating margin due to a higher mix of public works projects in 2010 and by increasing the amount of our self-performed work.

Civil segment income from construction operations increased by $43.8 million (or 98.9%), from $44.3 million in 2009 to $88.1 million in 2010, due primarily to the increase in revenues discussed above coupled with favorable performance on certain large projects.

Specialty Contractors segment income from construction operations decreased by $11.7 million (or 65.0%), from $18.0 million in 2009 to $6.3 million in 2010, due primarily to the decrease in revenues discussed above.

Management Services segment income from construction operations decreased by $31.2 million (or 58.4%), from $53.4 million in 2009 to $22.2 million in 2010, reflecting the favorable performance achieved in 2009 upon substantial completion of several overhead coverage system projects in Iraq and an airport facility in Guam.

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

Other income (expense), net decreased by $3.4 million (or 309.1%), from income of $1.1 million in 2009 to expense of $2.3 million in 2010, due primarily to the recognition of a $5.7 million impairment charge relating to the adjustment of our investments in auction rate securities to fair value, and an increase in amortization of deferred debt costs due to the amendments to our credit agreement in 2010 and the issuance of our senior unsecured notes in October 2010.  The impact of these increased charges was partly offset by a net reduction in certain business acquisition related liabilities.

Index

Interest expense increased by $3.1 million (or 41.3%), from $7.5 million in 2009 to $10.6 million in 2010, primarily due to the interest expense recorded in 2010 associated with our senior unsecured notes, partly offset by a non-recurring interest charge recorded in 2009 and a reduction in interest expense due to not borrowing under our revolving facility during 2010, as compared to 2009.

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

Potential Impact of Current Economic Conditions

Current economic and financial market conditions in the United States and overseas, including severe disruptions in the credit markets, have had an adverse effect on our results of operations. If there is a prolonged economic recession or depression or if government efforts to stabilize and revitalize credit markets and financial institutions are not effective, current economic and financial market conditions could continue to adversely affect our results of operations in future periods. The current instability in the financial markets has made it difficult for certain of our customers, including state and local governments, to access the credit markets to obtain financing or refinancing, as the case may be, to fund new construction projects on satisfactory terms or at all. State and local governments also are facing significant budget shortfalls as a result of declining tax and other revenues, which may cause them to defer or cancel planned infrastructure projects. This situation has contributed to lower revenues in the past 3 years. We may encounter increased levels of deferrals and delays related to new construction projects in the future. Difficulty in obtaining adequate financing due to the unprecedented disruption in the credit markets may increase the rate at which our customers defer, delay or cancel proposed new construction projects. Such deferrals, delays or cancellations could have an adverse impact on our future operating results.

Liquidity and Capital Resources

Cash and Working Capital

Cash and cash equivalents consist of amounts held by us as well as our proportionate share of amounts held by construction joint ventures. Cash held by us is available for general corporate purposes, while cash held by construction joint ventures is available only for joint venture-related uses.  Joint venture cash and cash equivalents are not restricted to specific uses within those entities; however, the terms of the joint venture agreements limit our ability to distribute those funds and use them for corporate purposes.  Cash held by construction joint ventures is distributed from time to time to us and to the other joint venture participants in accordance with our respective percentage interest after the joint venture partners determine that a cash distribution is prudent.  Cash distributions received by us from our construction joint ventures are then available for general corporate purposes.  At December 31, 2011 and December 31, 2010, cash held by us and available for general corporate purposes was $109.2 million and $455.5 million, respectively, our proportionate share of cash held by joint ventures and available only for joint venture-related uses was $95.0 million and $15.9 million, respectively, and our Restricted Cash was $35.4 million and $23.6 million, respectively.

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

Index

A summary of cash flows for each of the years ended December 31, 2011, 2010 and 2009 is set forth below:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Cash flows provided (used) by:
Operating activities	$(30.6)	$26.3	$(26.1)
Investing activities	(378.2)	(77.5)	(40.9)
Financing activities	141.6	174.3	29.1
Net (decrease) increase in cash	(267.2)	123.1	(37.9)
Cash at beginning of year	471.4	348.3	386.2
Cash at end of year	$204.2	$471.4	$348.3

During 2011, we used $30.6 million in cash flow from operating activities.  The operating cash use is primarily due to cash payments made for income taxes and interest, offset by collections on several large projects in our Building, Civil and Management Services segments during 2011.  We used $378.2 million in cash to fund investing activities, primarily for the acquisitions discussed above as well as cash used to purchase construction equipment.  We received $141.6 million in cash from financing activities, primarily due to our $200 million term loan.  Our cash balance decreased by $267.2 million primarily due to the use of cash to fund our acquisition strategy during 2011.

During 2010, we generated $26.3 million in cash from operating activities.  The cash flow from operating activities is primarily due to operating cash flow from our Civil segment which more than offset operating cash uses from our Building segment resulting from the timing of receivable collections on certain large projects, including receivables on the CityCenter project.  We used $77.5 million in cash to fund investing activities, including $30.9 million to fund the acquisition of Superior Gunite; $6.7 million to fund the deferred purchase price of certain acquisitions made in prior years; $25.2 million to purchase construction equipment; and $23.6 million for restricted cash to secure insurance-related contingent obligations, such as insurance claim deductibles, in lieu of utilizing letters of credit.  We received $174.3 million from financing activities which primarily reflects proceeds of $297.8 million received in conjunction with our issuance of the senior unsecured notes, net of the debt discount.  Cash flow used for financing activities also includes $47.1 million for the payment of a special dividend on our common stock; $39.4 million for the repurchase of shares of our common stock in accordance with our previously announced share repurchase program; a net reduction in debt of $29.0 million; and $7.9 million for costs primarily associated with our issuance of the senior unsecured notes.

During 2009, we used $26.1 million in cash flow from operating activities.  The negative cash flow from operating activities is primarily due to the timing of receivables on certain large projects.  We used $40.9 million in cash to fund investing activities, principally the purchase of property used in our Building and Management Services segments, equipment to be used in our Civil segment, and $44.8 million to fund the acquisition of Keating.  We received $29.1 million in cash from financing activities, principally from a $35 million note collateralized by transportation equipment owned by us and two notes totaling $9.7 million to finance property acquisitions in Guam.  Our cash balance decreased by $37.9 million during 2009 due to the use of cash in our operating and investing activities, which was primarily driven by an uncollected contract receivable related to the Fontainebleau project, as discussed in Note 9 of Notes to Consolidated Financial Statements, and timing related billings due to the start up of new projects and the cash disbursements associated with projects completing during the year.

Working capital increased, from $303.1 million at the end of 2009 to $556.8 million at December 31, 2011.  The increase in working capital over the two-year period primarily reflects working capital balances acquired from our recent acquisitions.  Accordingly, the current ratio increased from 1.23x at December 31, 2009 to 1.40x at December 31, 2011.

Long-term Investments

At December 31, 2011, we had investments in auction rate securities of $62.3 million, which are reflected at fair value. These investments are considered to be “available for sale”, and are classified as long-term investments.  Our investment policy is to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines.  The current overall liquidity concerns in capital markets have affected our ability to liquidate many of our investments in auction rate securities.  Based on our ability to access our cash equivalent investments, and $297.0 million available under our available revolving facility as of December 31, 2011, we do not expect the short-term lack of liquidity in the capital markets to affect our overall liquidity position or our ability to execute our current business plan.  For a description of our accounting for auction rate securities, see Note 3 of Notes to Consolidated Financial Statements.

Index

We hold a variety of interest bearing auction rate securities, the majority of which are rated AAA, that generally represent interests in pools of interest bearing student loans.  These auction rate securities provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals, typically every 7 or 28 days.    In the event that such auctions are unsuccessful, the holder of the securities is not able to access these funds until a future auction of these investments is successful.  An unsuccessful auction results in a lack of liquidity in the securities but does not signify a default by the issuer.  Upon an unsuccessful auction, the interest rates do not reset at a market rate but instead reset based upon a formula contained in the security, which rate is generally higher than the current market rate. During the first quarter of 2008, we made substantial additional investments in auction rate securities. Since mid-February 2008, regularly scheduled auctions for these securities started to fail throughout the market at a significant rate. Since that time, we have been successful in liquidating at par value a significant portion of our investment in auction rate securities.  During 2011 and 2010, we determined that the carrying value of our investment in auction rate securities was in excess of its fair value and we recorded impairment charges of $4.8 million and $5.7 million in 2011 and 2010, respectively, which were deemed to be other-than-temporary, thereby resulting in a charge to income.  During 2009, we determined that the carrying value of our auction rate securities reflected fair value and therefore did not recognize any impairment charge.

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

Long-term Debt

Long-term debt, excluding current maturities of $60.0 million, was $612.5 million at December 31, 2011, an increase of $238.2 million from December 31, 2010, due primarily to the $200 million term loan, and several new equipment financing arrangements. The remaining balance of our outstanding debt is generally secured by the underlying assets.  Excluding the unsecured senior notes of $298.0 million and our $200 million term loan (which has been paid down to $185.0 million as of December 31, 2011) discussed below, approximately $162.3 million of the remaining $189.5 million in total debt outstanding at December 31, 2011 carries interest at a fixed rate.  The long-term debt to equity ratio increased to .44x at December 31, 2011, as compared to .29x at December 31, 2010.

7.625% Senior Notes due 2018

On October 20, 2010, we completed a private placement offering of $300 million in aggregate principal amount of its 7.625% senior unsecured notes due November 1, 2018 (the “Senior Notes”).  The Senior Notes were priced at 99.258%, resulting in a yield to maturity of 7.75%.  The Senior Notes were made available in a private offering that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).  The private placement of the Senior Notes resulted in proceeds to the Company of approximately $293.2 million after a debt discount of $2.2 million and initial debt issuance costs of $4.6 million. The Senior Notes were issued pursuant to an indenture (the “Indenture”), dated as of October 20, 2010 by and among the Company, our subsidiary guarantors and Wilmington Trust FSB, as trustee (the “Trustee”).

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

The terms of the Indenture, among other things, limit the ability of the Company and our restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, our capital stock or repurchase the Company’s capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets; (v) create liens or use assets as security in other transactions; (vi) merge, consolidate or transfer or dispose of substantially all of our assets; and (vii) engage in certain transactions with affiliates.

Index

The Senior Notes are redeemable, in whole or in part, at any time on or after November 1, 2014, at the redemption prices specified in the Indenture, together with accrued and unpaid interest, if any, to the redemption date.  At any time prior to November 1, 2013, we may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 107.625% of the principal amount thereof, together with accrued and unpaid interest, if any, to the redemption date.  In addition, at any time prior to November 1, 2014, we may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Notes so redeemed, plus a “make whole” premium, together with accrued and unpaid interest, if any, to the redemption date.

Upon the occurrence of a change of control triggering event specified in the Indenture, we must offer to purchase the Senior Notes at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

The Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the Indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the Trustee or holders of at least 25% in principal amount of the outstanding Senior Notes may declare the principal, accrued and unpaid interest, if any, on all the Senior Notes to be due and payable.

In April 2011, the Company filed an amended registration statement with the Securities and Exchange Commission with respect to an offer to exchange the Senior Notes for a new issue of debt securities registered under the Securities Act (the “Exchange Offer”), with terms substantially identical to those of the Senior Notes, (except for provisions relating to the transfer restrictions and payment of additional interest), and to keep the Exchange Offer open for at least 30 business days (the “Registration Statement”).  The Exchange Offer was consummated in June 2011.

Amended Credit Agreement

On September 8, 2008, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N. A. The Credit Agreement has been amended by a Joinder Agreement dated February 13, 2009 executed by Daniel J. Keating Construction Company; by a First Amendment dated February 23, 2009; by a Second Amendment dated January 13, 2010; and by a Third Amendment dated October 4, 2010.  On May 4, 2011 we entered into a Fourth Amended and Restated Credit Agreement with Bank of America, N.A. and on August 3, 2011 we entered into a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Bank of America, N.A., which has been amended by a Joinder Agreement dated October 21, 2011 executed by Becho, Inc.  This Amended Credit Agreement is currently in affect.   For a description of the material terms of the Amended Credit Agreement, see Note 5 of Notes to Consolidated Financial Statements.  The Amended Credit Agreement allows us to borrow up to $300 million on a revolving credit basis (the “Revolving Facility”), with a $50 million sublimit for letters of credit, and an additional $200 million term loan (the “Term Loan”).  Subject to certain conditions, we have the option to increase the base facility by up to an additional $50 million. Any outstanding loans under the Revolving Facility mature on August 3, 2016, while the Term Loan includes quarterly installments of principal and interest payable over a five-year period.  We borrowed under the Revolving Facility during 2011, beginning in June 2011, during a brief period in 2009 and did not utilize the Revolving Facility during 2010, other than for letters of credit.  There are no borrowings outstanding at December 31, 2011 and $3.0 million utilized for letters of credit and, accordingly we have $297.0 million available to borrow under the Amended Credit Agreement.

The Amended Credit Agreement requires us to comply with certain financial and other covenants including minimum net worth, minimum fixed charge coverage and maximum leverage ratios.  We are currently in compliance with the covenants of the Amended Credit Agreement.

The Amended Credit Agreement also includes certain customary provisions for this type of facility, including operational covenants restricting liens, investments, indebtedness, fundamental changes in corporate organization, and dispositions of property, and events of default, certain of which include corresponding grace periods and notice requirements.

The Amended Credit Agreement provides for customary events of default with corresponding grace periods, including (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants, (iii) any material representation or warranty made by the Company proving to be incorrect in any material respect, (iv) defaults relating to or acceleration of other material indebtedness, (v) certain insolvency or receivership events affecting the Company, (vi) a change in control of the Company, or (vii) the Company becoming subject to certain material judgments.

Index

On August 26, 2011, we entered into a swap agreement (“Swap Agreement”) with Bank of America, N.A. to establish a long-term interest rate for the Term Loan discussed above.  The Swap Agreement will become effective for the Term Loan principal balance outstanding at January 31, 2012 and will remain effective through the maturity date of the Term Loan.  Amounts outstanding under the Swap Agreement will bear interest at a rate equal to, the Applicable Rate, as defined in the Amended Credit Agreement (based upon our consolidated leverage ratio) plus 97.5 basis points. The Swap Agreement includes quarterly installments of principal and monthly installments of interest payable through the maturity date of the Term Loan.

Debt Agreements from Recent Acquisitions

In connection with the acquisition of Frontier-Kemper (see Note 2 of Notes to Consolidated Financial Statements), we assumed approximately $52 million of debt of which approximately $35 million was paid off upon the closing of the transaction.  Substantially all of the debt remaining existed in the form of a promissory note payable from Frontier-Kemper to the former sole shareholder of Frontier-Kemper in the amount of $17.1 million (the “Frontier-Kemper Seller Note”).  Interest under the Frontier-Kemper Seller Note accrues at the rate of 2% per annum with all accrued but unpaid interest payable on September 30, 2011 and December 31, 2011.  Additionally, the Frontier-Kemper Seller Note contains an indemnification provision allowing us to offset balances against the principal due under certain circumstances. This provision resulted in a reduction in the principal due under the Frontier-Kemper Seller Note to $14.1 million, and this amount plus all accrued interest was paid off on December 30, 2011.

In connection with the GreenStar merger (see Note 2 of Notes to Consolidated Financial Statements), we issued to the interest holder representative, on behalf of certain of GreenStar’s former equity holders, a promissory note in the amount of approximately $74.9 million (the “GreenStar Seller Note”).  Interest under the GreenStar Seller Note accrued at the rate of 8% per annum with all accrued but unpaid interest payable on August 1, September 1 and October 1, 2011.  The GreenStar Seller Note and all accrued interest was paid off on August 3, 2011.

In connection with the acquisition of Lunda (see Note 2 of Notes to Consolidated Financial Statements), we issued to the former Lunda shareholders promissory notes in an aggregate amount of approximately $21.7 million (the “Lunda Seller Notes”).  Interest under the Lunda Seller Notes accrues at the rate of 5% per annum with all accrued but unpaid interest payable annually.  The Lunda Seller Notes mature on July 1, 2016.  We may prepay all or any portion of the Lunda Seller Notes at any time without premium or penalty.  To the extent that the Company prepays all or any portion of its outstanding Senior Notes, it is also required to repay a pro rata portion (based upon the amount being prepaid under the Senior Notes and the total amount outstanding under the Senior Notes) of the Lunda Seller Notes.  The Lunda Seller Notes are guaranteed by Lunda, which, as a result of the acquisition, is a wholly owned subsidiary of the Company.

Collateralized Loans

During 2011, we entered into several equipment financing arrangements for our existing and our recently acquired equipment fleets.  We attempted to take advantage of the opportunity to fix low interest rates for these fleets which has provided us with additional cash flows available for general corporate purposes.  The agreements we entered into are discussed in more detail below.

In September 2011, we entered into two new equipment financing agreements.  We obtained two loans for $12.5 million each, which are collateralized by construction equipment owned by us.  The terms of each of the loans include equal monthly installments inclusive of principal and interest at an interest rate of 2.21% payable over a five-year period.  In August 2011, we entered into a new equipment financing agreement.  We obtained a loan totaling $25.0 million, which is collateralized by construction equipment owned by us.  The terms of the loan include equal monthly installments inclusive of principal and interest at an interest rate of 2.53% payable over a five-year period.  In March 2011, we paid off and subsequently refinanced several of our equipment financing agreements at lower interest rates and also entered into several new equipment financing agreements.  The refinancing resulted in payments totaling $27.4 million which paid off the previous agreements in place.  We obtained loans totaling $59.7 million, which are collateralized by construction equipment owned by us.  The terms of the loans include equal monthly installments inclusive of principal and interest at an interest rate of 3.98% payable over a five-year period, with balloon payments totaling $9.0 million in 2016.

Index

Contractual Obligations

Our outstanding contractual obligations as of December 31, 2011 are summarized in the following table:

	Payments Due by Period
	(In thousands)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Total debt, excluding interest	$672,507	$59,959	$157,571	$151,184	$303,793
Interest payments on debt	200,642	36,488	65,399	52,677	46,078
Operating leases, net	52,999	14,875	22,201	11,827	4,096
Purchase obligations	6,974	3,724	3,250	-	-
Acquisition-related liabilities	74,851	23,255	43,056	8,540	-
Unfunded pension liability	38,551	3,868	11,604	11,604	11,475

Total contractual obligations	$1,046,524	$142,169	$303,081	$235,832	$365,442

Stockholders' Equity

Our book value per common share was $29.58 at December 31, 2011, compared to $27.88 at December 31, 2010, and $26.54 at December 31, 2009.  The major factors impacting stockholders’ equity during the three year period were the net income recorded in all three years; the annual amortization of stock compensation expense; common stock options exercised; the excess income tax benefit attributable to stock-based compensation; the repurchase of our common stock in 2010 in conjunction with our share repurchase program; and the declaration of a special dividend on our common stock in 2010.  Also, we were required to adjust our accrued pension liability by an increase of $14.8 million in 2011, an increase of $4.9 million in 2010, and a decrease of $2.0 million in 2009, respectively, and a cumulative increase of $41.5 million in prior years, with the offset to accumulated other comprehensive income (loss) which resulted in an aggregate $59.2 million pretax accumulated other comprehensive loss reduction in stockholders’ equity at December 31, 2011 (see Note 8 of Notes to Consolidated Financial Statements).  Adjustments to the amount of this accrued pension liability will be recorded in future years based upon periodic re-evaluation of the funded status of our pension plans.

Dividends

There were no cash dividends declared on paid on our outstanding common stock during 2011 and 2009. On October 25, 2010, our Board of Directors declared a special dividend of $1.00 per share of common stock. The dividend was paid on November 12, 2010 to stockholders of record on November 4, 2010.

Related Party Transactions

We are subject to certain related party transactions with our Chairman and Chief Executive Officer, Ronald N. Tutor, and the Vice Chairman of O&G Industries, Inc., one of our directors.  A more detailed description of these transactions will be set forth in the sections entitled “Certain Relationships and Related Party Transactions” in the definitive proxy statement in connection with our 2012 Annual Meeting of Stockholders (the “Proxy Statement”), which section is incorporate herein by reference.

New Accounting Pronouncements

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

Index

In September 2011, the FASB issued a staff position that gives an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment. An entity that adopts this option will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not less than its carrying value. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. This update will be effective for the Company with the interim and annual reporting periods for fiscal years beginning after December 15, 2011. The adoption of this update will not have a material effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued a staff position that revises the way in which entities disclose participation in a multiemployer plan.  This update will be effective for the Company with the annual reporting period for the fiscal year ending after December 15, 2011.  Other than requiring additional disclosures, adoption of this update has not had a material effect on the Company's consolidated financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to borrowings under our Amended Credit Agreement, our Term Loan, and our short-term and long-term investment portfolios.  Our Revolving Facility is available for us to borrow, when needed, for general corporate purposes, including working capital requirements and capital expenditures.  Borrowings under our Revolving Facility and outstanding principal on our Term Loan bear interest at the applicable LIBOR or base rate, as defined, and therefore we are subject to fluctuations in interest rates.  We borrowed from our Revolving Facility during a brief period in 2011; however, these borrowings were paid off as of December 31, 2011.  Additionally in August 2011, we entered into the Swap Agreement with Bank of America, N.A. to establish a long-term interest rate for the Term Loan.  The Swap Agreement will become effective for the Term Loan principal balance outstanding at January 31, 2012 and will remain effective through the maturity date of the Term Loan.  Amounts outstanding under the Swap Agreement will bear interest at a rate equal to, the Applicable Rate, as defined in the Amended Credit Agreement (based upon the Company’s consolidated leverage ratio) plus 97.5 basis points. Of our remaining outstanding debt at December 31, 2011 (excluding the Term Loan balance of $185.0 million and the Senior Notes balance of $298.0 million), totaling $189.5 million, approximately $162.3 million carries interest at a fixed rate.  Accordingly, we do not believe our liquidity or our operations are subject to significant market risk for changes in interest rates.

We hold a variety of interest bearing auction rate securities, the majority of which are rated AAA, that generally represent interests in pools of interest bearing student loans.  These auction rate securities provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals, typically every 7 or 28 days.  In the event that such auctions are unsuccessful, the holder of the securities is not able to access these funds until a future auction of these investments is successful.  An unsuccessful auction results in a lack of liquidity in the securities but does not signify a default by the issuer.  Upon an unsuccessful auction, the interest rates do not reset at a market rate but instead reset based upon a formula contained in the security, which rate is generally higher than the current market rate. Since mid-February 2008, regularly scheduled auctions for these securities started to fail throughout the market at a significant rate.  Since that time, we have been successful in liquidating at par value a significant portion of our investment in auction rate securities.  At December 31, 2011, we had investments in auction rate securities of $62.3 million which are reflected at fair value after cumulative net fair value adjustments of $16.1 million.  These investments are considered to be “available-for-sale” and are classified as long-term investments.  Our investment policy is to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines.  The current overall liquidity concerns in capital markets have affected our ability to liquidate many of our investments in auction rate securities.  Based on our ability to access our cash equivalent investments, and our available Revolving Facility, we do not expect the short-term lack of liquidity to affect our overall liquidity position or our ability to execute our current business plan.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, and Supplementary Schedules are set forth in Item 15 in this report and are hereby incorporated in this Item 8 by reference.

Index

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Index

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of December 31, 2011, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us and, although we have designed our disclosure controls and procedures to address the geographic diversity of our operations, this diversity inherently may limit the effectiveness of those controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting - There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We completed the acquisitions of Fisk, Anderson, Frontier-Kemper, Greenstar, Lunda, and Becho in 2011, and these entities have not yet been fully integrated into our internal control framework.

In connection with Rule 13a-15(b) under the Securities Exchange Act of 1934, we will continue to review and assess the adequacy of our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Management’s Report On Internal Control Over Financial Reporting - Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Exchange Act Rules 13a – 15(f).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  In making this assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework.  Based on this assessment, management concluded that, as of December 31, 2011 our internal control over financial reporting is effective based on those criteria.

Deloitte & Touche, LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2011.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, is included below in this Item 9A under the heading “Report of Independent Registered Public Accounting Firm.”

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tutor Perini Corporation
Sylmar, California

We have audited the internal control over financial reporting of Tutor Perini Corporation and subsidiaries (the "Company") as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Fisk Electric Company, Anderson Companies, Frontier-Kemper Constructors, Inc., GreenStar Services Corporation, Lunda Construction Company and Becho, Inc., which were acquired during 2011 and whose financial statements reflect total assets and revenues constituting 30% and 38% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.  Accordingly, our audit did not include the internal control over financial reporting of these acquired entities. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated March 2, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche, LLP

Los Angeles, California

March 2, 2012

Index

ITEM 9B.   OTHER INFORMATION

None.
PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors is set forth in the sections entitled "Election of Directors" and “Corporate Governance” in the definitive proxy statement in connection with our Annual Meeting of Stockholders to be held on May 23, 2012 (the "Proxy Statement"), which sections are incorporated herein by reference.  Information relating to our executive officers is set forth in Part I of this report under the caption “Executive Officers of the Registrant” and is hereby incorporated herein by reference.

We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities and Exchange Act of 1934, as amended.  This information will be listed under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.  This information is incorporated herein by reference.

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

The information required by Item 201(d) of Regulation S-K will be set forth under the caption “Compensation Discussion and Analysis” in the Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the captions “Certain Relationships and Related Party Transactions”, “Director Independence” and “Corporate Governance” in the Proxy Statement is hereby incorporated herein by reference.  For a detailed description of related party transactions, see Note 14 of Notes to Consolidated Financial Statements entitled “Related Party Transactions” in Part IV, Item 15 of this report.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Fees Paid to Audit Firm” in the Proxy Statement is hereby incorporated herein by reference.

Index

PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

TUTOR PERINI CORPORATION AND SUBSIDIARIES

(a)1.	The following consolidated financial statements and supplementary financial information are filed as part of
	this report:
		Pages
	Consolidated Financial Statements of the Registrant

	Consolidated Balance Sheets as of December 31, 2011 and 2010	56 – 57

	Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009	58

	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2011, 2010 and 2009	59

	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	60 – 61

	Notes to Consolidated Financial Statements	62 – 123

	Report of Independent Registered Public Accounting Firm	124

(a)2.
All consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or in the Notes thereto.

(a)3.	Exhibits

	The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on pages 125 through 128.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tutor Perini Corporation
(Registrant)

Dated: March 2, 2012	By: /s/Robert Band
Robert Band
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

• Principal Executive Officer
Ronald N. Tutor	Chairman and Chief Executive Officer	March 2, 2012

By: /s/Ronald N. Tutor
Ronald N. Tutor

• Principal Financial Officer
Michael J. Kershaw	Executive Vice President and Chief Financial Officer	March 2, 2012

By: /s/Michael J. Kershaw
Michael J. Kershaw

• Principal Accounting Officer
Steven M. Meilicke	Vice President and Controller	March 2, 2012

By: /s/Steven M. Meilicke
Steven M. Meilicke

• Directors

Ronald N. Tutor	)
Marilyn A. Alexander	)
Peter Arkley	)
Robert Band	)
Willard W. Brittain, Jr	) /s/Robert Band
Michael R. Klein	) Robert Band
Robert L. Miller	) Attorney in Fact
Raymond R. Oneglia	)
Donald D. Snyder	)
Dickran M. Tevrizian, Jr.	) Dated: March 2, 2012

Index

Tutor Perini Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2011 and 2010

(In thousands, except share data)

Assets
	2011	2010
CURRENT ASSETS:
Cash, including cash equivalents of $19,197 and $127,879	$204,240	$471,378
Restricted cash	35,437	23,550
Accounts receivable, including retainage of $358,511 and $271,778	1,275,031	880,614
Costs and estimated earnings in excess of billings	358,398	139,449
Deferred tax asset	-	3,737
Other current assets	76,928	42,314
Total current assets	1,950,034	1,561,042

LONG-TERM INVESTMENTS	62,311	88,129

PROPERTY AND EQUIPMENT, at cost:
Land	40,813	36,048
Buildings and improvements	104,792	89,281
Construction equipment	325,735	205,038
Other equipment	124,578	112,012
	595,918	442,379
Less – Accumulated depreciation	104,541	79,942

Total property and equipment, net	491,377	362,437

GOODWILL	892,602	621,920

INTANGIBLE ASSETS, NET	197,999	132,551

OTHER ASSETS	18,804	13,141

	$3,613,127	$2,779,220

The accompanying notes are an integral part of these consolidated financial statements.

Index

Tutor Perini Corporation and Subsidiaries
Consolidated Balance Sheets (continued)
December 31, 2011 and 2010

(In thousands, except share data)

Liabilities and Stockholders’ Equity
	2011	2010
CURRENT LIABILITIES:
Current maturities of long-term debt	$59,959	$21,334
Accounts payable, including retainage of $151,907 and $280,867	785,725	653,542
Billings in excess of costs and estimated earnings	384,282	199,750
Accrued expenses and other current liabilities	163,268	93,488
Total current liabilities	1,393,234	968,114

LONG-TERM DEBT, less current maturities included above	612,548	374,350

DEFERRED INCOME TAXES	97,921	79,082

OTHER LONG-TERM LIABILITIES	109,597	44,680

CONTINGENCIES AND COMMITMENTS (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock, $1 par value:
Authorized – 75,000,000 shares
Issued and outstanding – 47,329,275 shares and 47,089,593 shares	47,329	47,090
Additional paid-in capital	993,434	985,413
Retained earnings	402,679	316,531
Accumulated other comprehensive loss	(43,615)	(36,040)
Total stockholders' equity	1,399,827	1,312,994

	$3,613,127	$2,779,220

The accompanying notes are an integral part of these consolidated financial statements.

Index

Tutor Perini Corporation and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2011, 2010 and 2009

(In thousands, except per share data)

	2011	2010	2009

Revenues	$3,716,317	$3,199,210	$5,151,966

Cost of Operations	3,320,976	2,861,362	4,763,919

Gross Profit	395,341	337,848	388,047

General and Administrative Expenses	226,965	165,536	176,504

INCOME FROM CONSTRUCTION OPERATIONS	168,376	172,312	211,543

Other Income (Expense), Net	4,421	(2,280)	1,098
Interest Expense	(35,750)	(10,564)	(7,501)

Income before Income Taxes	137,047	159,468	205,140

Provision for Income Taxes	(50,899)	(55,968)	(68,079)

NET INCOME	$86,148	$103,500	$137,061

BASIC EARNINGS PER COMMON SHARE	$1.82	$2.15	$2.82

DILUTED EARNINGS PER COMMON SHARE	$1.80	$2.13	$2.79

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	47,226	48,111	48,525
Effect of Dilutive Stock Options and Restricted Stock Units	664	538	559
DILUTED	47,890	48,649	49,084

The accompanying notes are an integral part of these consolidated financial statements.

Index

Tutor Perini Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2011, 2010 and 2009

(In thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total
Balance - December 31, 2008	$48,319	$1,001,392	$123,060	$(34,545)	$1,138,226
Net Income	-	-	137,061	-	137,061
Other comprehensive income:
Change in pension benefit plans (net of tax expense of $792)	-	-	-	1,221	1,221
Foreign currency translation	-	-	-	107	107
Total comprehensive income					138,389
Tax effect of stock-based compensation	-	(824)	-	-	(824)
Stock-based compensation expense	-	12,462	-	-	12,462
Issuance of Common Stock, net	220	(47)	-	-	173
Balance - December 31, 2009	$48,539	$1,012,983	$260,121	$(33,217)	$1,288,426
Net Income	-	-	103,500	-	103,500
Other comprehensive income:
Change in pension benefit plans (net of tax benefit of $1,891)	-	-	-	(3,053)	(3,053)
Foreign currency translation	-	-	-	230	230
Total comprehensive income					100,677
Common Stock purchased under share repurchase program	(2,165)	(37,226)	-	-	(39,391)
Common Stock dividend declared ($1.00 per share)	-	-	(47,090)	-	(47,090)
Tax effect of stock-based compensation	-	(2,055)	-	-	(2,055)
Stock-based compensation expense	-	12,752	-	-	12,752
Issuance of Common Stock, net	716	(1,041)	-	-	(325)
Balance - December 31, 2010	$47,090	$985,413	$316,531	$(36,040)	$1,312,994
Net Income	-	-	86,148	-	86,148
Other comprehensive income:
Change in pension benefit plans (net of tax benefit of $7,759)	-	-	-	(7,041)	(7,041)
Change in fair value of investments	-	-	-	199	199
Foreign currency translation	-	-	-	(733)	(733)
Total comprehensive income					78,573
Tax effect of stock-based compensation	-	(367)	-	-	(367)
Stock-based compensation expense	-	8,818	-	-	8,818
Issuance of Common Stock, net	239	(430)	-	-	(191)
Balance - December 31, 2011	$47,329	$993,434	$402,679	$(43,615)	$1,399,827

The accompanying notes are an integral part of these consolidated financial statements.

Index

Tutor Perini Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Cash Flows from Operating Activities:
Net Income	$86,148	$103,500	$137,061
Adjustments to reconcile Net Income to net cash from operating activities:
Depreciation	32,193	21,380	21,292
Amortization of intangible assets and debt issuance costs	15,438	9,954	17,215
Stock-based compensation expense	8,818	12,752	12,462
Adjustment of investments to fair value	4,750	5,742	(39)
Excess income tax benefit from stock-based compensation	(18)	(218)	(28)
Deferred income taxes	10,854	(3,826)	(10,541)
Gain on bargain purchase	(47)	-	-
(Gain) loss on sale of assets	(716)	1,274	964
Other assets	(601)	(86)	-
Other long-term liabilities	(12,723)	(4,623)	(36,284)
Cash from changes in other components of working capital:
(Increase) decrease in:
Accounts receivable	6,657	(22,054)	363,076
Costs and estimated earnings in excess of billings	(80,670)	7,144	(29,798)
Other current assets	6,631	(4,690)	(11,017)
Increase (decrease) in:
Accounts payable	(45,278)	(101,143)	(449,370)
Billings in excess of costs and estimated earnings	(25,310)	11,957	(8,928)
Accrued expenses	(36,650)	(10,791)	(32,112)

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(30,524)	26,272	(26,047)

Cash Flows from Investing Activities:
Acquisitions, net of cash balance acquired	(341,898)	(30,924)	(6,900)
Business acquisition related payments	(3,000)	(6,734)	-
Acquisition of property and equipment	(66,747)	(25,200)	(37,005)
Proceeds from sale of property and equipment	10,049	1,811	1,873
Sales of land, net	-	-	203
Proceeds from sale of available-for-sale securities	30,191	7,066	3,641
Change in restricted cash	(6,816)	(23,550)	-
Investment in other activities	-	-	(2,698)

NET CASH USED BY INVESTING ACTIVITIES	(378,221)	(77,531)	(40,886)

Index

Tutor Perini Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
For the Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Cash Flows from Financing Activities:
Proceeds from issuance of senior unsecured notes, net of debt discount	$-	$297,774	$-
Proceeds from other debt	701,753	6,803	180,182
Repayment of other debt	(554,969)	(35,760)	(150,625)
Purchase of common stock under share repurchase program	-	(39,391)	-
Common stock dividend paid	-	(47,090)	-
Excess income tax benefit from stock-based compensation	18	218	28
Issuance of Common stock and effect of cashless exercise	(191)	(325)	173
Debt issuance costs	(5,004)	(7,901)	(688)

NET CASH PROVIDED BY FINANCING ACTIVITIES	141,607	174,328	29,070

Net (Decrease) Increase in Cash and Cash Equivalents	(267,138)	123,069	(37,863)

Cash and Cash Equivalents at Beginning of Year	471,378	348,309	386,172

Cash and Cash Equivalents at End of Year	$204,240	$471,378	$348,309

Supplemental Disclosure of Cash Paid During the Year For:

Interest	$31,379	$6,151	$7,804

Income taxes	$53,055	$48,421	$83,747

Supplemental Disclosure of Non-Cash Transactions:

Grant date fair value of common stock issued for services	$5,608	$19,673	$7,411

Assets acquired through financing arrangements	$1,604	$10,784	$5,734

The accompanying notes are an integral part of these consolidated financial statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009

[1]  Summary of Significant Accounting Policies

(a)  Nature of Business
Tutor Perini Corporation, formerly known as Perini Corporation, was incorporated in 1918 as a successor to businesses which had been engaged in providing construction services since 1894.  Tutor Perini Corporation and its wholly owned subsidiaries (the “Company”) provide diversified general contracting, construction management and design-build services to private clients and public agencies throughout the world.  The Company’s construction business is conducted through four basic segments or operations: Civil, Building, Specialty Contractors and Management Services.  The Civil segment specializes in public works construction and the repair, replacement and reconstruction of infrastructure, including highways, bridges, mass transit systems and water and wastewater treatment facilities.  The Building segment has significant experience providing services to a number of specialized building markets, including the hospitality and gaming, transportation, healthcare, municipal offices, sports and entertainment, educational, correctional facilities, biotech, pharmaceutical and high-tech markets.  The Specialty Contractors segment specializes in plumbing, HVAC, electrical, mechanical, and pneumatically placed concrete for a full range of civil, building and management services construction projects in the industrial, commercial, hospitality and gaming, and transportation end markets, among others.   The Management Services segment provides diversified construction and design-build services to the U.S. military and federal government agencies, as well as surety companies and multi-national corporations in the United States and overseas.

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
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[1] Summary of Significant Accounting Policies (continued)

(d)  Method of Accounting for Contracts
Revenues and profits from the Company’s contracts and construction joint venture contracts are recognized by applying percentages of completion for the period to the total estimated revenues for the respective contracts.  Percentage of completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts.  However, on construction management contracts, profit is generally recognized in accordance with the contract terms, usually on the as-billed method, which is generally consistent with the level of effort incurred over the contract period.  When the estimate on a contract indicates a loss, the Company's policy is to record the entire loss during the accounting period in which it is estimable.  In the ordinary course of business, at a minimum on a quarterly basis, the Company prepares updated estimates of the total forecasted revenue, cost and profit or loss for each contract.  The cumulative effect of revisions in estimates of the total forecasted revenue and costs, including unapproved change orders and claims, during the course of the work is reflected in the accounting period in which the facts that caused the revision become known.  The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract. An amount equal to the costs incurred which are attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable.  Profit from unapproved change orders and claims is recorded in the period such amounts are resolved.

The Company includes in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year.  Billings in excess of costs and estimated earnings represents the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts.  Costs and estimated earnings in excess of billings represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over the amount of contract billings to date on the remaining contracts.  Costs and estimated earnings in excess of billings results when (1) the appropriate contract revenue amount has been recognized in accordance with the percentage of completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or (2) costs, recorded at estimated realizable value, related to unapproved change orders or claims are incurred.  Costs and estimated earnings in excess of billings related to the Company’s contracts and joint venture contracts at December 31, 2011 and 2010, consisted of the following (in thousands):

	2011	2010
Unbilled costs and profits incurred to date*	$107,645	$14,285
Unapproved change orders	136,704	49,949
Claims	114,049	75,215
	$358,398	$139,449

* Represents the excess of contract costs and profits recognized to date on the percentage of completion accounting method over the amount of contract billings to date on certain contracts.

Of the balance of “Unapproved change orders” and “Claims” included above in costs and estimated earnings in excess of billings at December 31, 2011 and December 31, 2010, approximately $85.2 million and $74.1 million, respectively, are amounts subject to pending litigation or dispute resolution proceedings as described in Note 9.  These amounts are management’s estimate of the probable cost recovery from the disputed claims considering such factors as evaluation of entitlement, settlements reached to date and experience with the customer.  In the event that future facts and circumstances, including the resolution of disputed claims, cause a reduction in the aggregate amount of the estimated probable cost recovery from the disputed claims, the amount of such reduction will be recorded against earnings in the relevant future period.

The prerequisite for billing “Unbilled costs and profits incurred to date” is provided in the defined billing terms of each of the applicable contracts.  The prerequisite for billing “Unapproved change orders” or “Claims” is the final resolution and agreement between the parties.  The amount of costs and estimated earnings in excess of billings at December 31, 2011 estimated by management to be collected beyond one year is approximately $114.4 million.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
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

(g)  Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite lives are not being amortized.  Intangible assets with finite lives are amortized over their useful lives.  Construction contract backlog is amortized on a weighted average basis over the corresponding contract period.  Customer relationships and certain trade names are amortized on a straight-line basis over their estimated useful lives.  The Company evaluates intangible assets that are not being amortized at the end of each reporting period to determine whether events and circumstances continue to support an indefinite useful life.  Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable.

The Company tests goodwill and intangible assets with indefinite lives for impairment by applying a fair value test in the fourth quarter of each year and between annual tests if events occur or circumstances change which suggest that the goodwill or intangible assets should be evaluated.  The first step in the two step process is to compare the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, a second step must be followed to calculate the goodwill impairment. The second step involves determining the fair value of the individual assets and liabilities of the reporting unit and calculating the implied fair value of goodwill. To determine the fair value of the Company and each of its reporting units, the Company performs both an income-based valuation approach as well as market-based valuation approach.  The income-based valuation approach is based on the cash flows that the reporting unit expects to generate in the future and it requires the Company to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit in a discrete period, as well as determine the weighted-average cost of capital to be used as a discount rate and a terminal value growth rate for the non-discrete period.  The market-based valuation approach to estimate the fair value of the Company’s reporting units utilizes industry multiples of revenues and operating earnings.

Once the Company’s fair value has been determined, an implied control premium is calculated based on the fair value and the market capitalization calculated based on the Company’s average stock price for the 30 days prior and subsequent to the date of the Company’s fair value assessment.  In evaluating whether the Company’s implied control premium is reasonable, the Company considers a number of factors including the following factors of greatest significance.

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

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
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

Historically, the Company’s market capitalization has served as a reasonable proxy for the Company’s fair value.  Given the recent decline in the Company’s stock price, which management attributes primarily to the limited trading activity of the Company’s common stock and current general economic conditions in the construction industry, the market capitalization is less than the stockholders’ equity of the Company as reflected in its Consolidated Balance Sheets.  In conjunction with the Company’s 2011 impairment evaluation analysis, the Company reconciled its assessed fair value to its market capitalization and concluded that the implied control premium associated with the fair value estimate was reasonable based in part on current comparable market data and given the impacts of the limited trading activity and general economic conditions that do not impact the Company’s expectation of future cash flows.  With regard to the Company’s reporting units, the fair values of the Building and Civil reporting units exceeded their carrying values by 3.0% and 3.8%, respectively, while the fair values of the Specialty Contractors and Management Services reporting units substantially exceeded their carrying values.

Impairment assessment inherently involves management judgments as to the assumptions used to project these amounts and the impact of market conditions on those assumptions. The key assumptions that we use to estimate the fair value of our reporting units under the income-based approach are as follows:

•	Weighted average cost of capital used to discount the projected cash flows

•	Cash flows generated from new work awards

•	Projected operating margins

Weighted average cost of capital rates used to discount the projected cash flows are developed via the capital asset pricing model which is primarily based upon market inputs.  The Company uses discount rates that management feels are an accurate reflection of the risks associated with the forecasted cash flows of its respective reporting units.

To develop the cash flows generated from new work awards and future operating margins, the Company tracks prospective work for each of its reporting units primarily on a project-by-project basis as well as the estimated timing of when the work would be bid or prequalified, started and completed.  The Company also gives consideration to its relationships with the prospective owners, the pool of competitors that are capable of performing large, complex work, changes in business strategy including the opportunities associated with the Company’s focus on vertical integration, and the Company’s history of success in winning new work in each reporting unit.  With regard to operating margins, the Company gives consideration to its historical reporting unit operating margins in the end markets that the prospective work opportunities are most significant, and changes in business strategy including the Company’s focus on obtaining higher margin, complex public works projects.

The Company also estimates the fair value of its reporting units under a market-based approach by applying industry multiples of revenues and operating earnings to its reporting units’ projected performance.  The conditions and prospects of companies in the construction industry depend on common factors such as overall demand for services.

Changes in the Company’s assumptions or estimates could materially affect the determination of the fair value of a reporting unit and, therefore, could reduce or eliminate the excess of fair value over the carrying value of a reporting

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[1] Summary of Significant Accounting Policies (continued)

(g)  Goodwill and Intangible Assets (continued)

unit entirely and, in some cases, could result in an impairment.  Such changes in assumptions could be caused by:

•	Terminations, suspensions, reductions in scope or delays in the start-up of the revenues and cash flows from backlog as well as the prospective work tracked

•	Reductions in available government, state and local agencies and non-residential private industry funding and spending

•
The Company’s ability to effectively compete for new work and maintain and grow market penetration in the regions that the Company operates in.  The majority of the Company’s projected cash flows were derived from contracts in backlog or those having a high probability of being awarded.

•	The Company’s ability to successfully control costs, work schedule, and project delivery

On a quarterly basis the Company considers whether events or changes in circumstances indicate that assets, including goodwill and intangible assets not subject to amortization might be impaired.  In conjunction with this analysis, the Company evaluates whether the Company’s current market capitalization is less than its stockholders’ equity and specifically considers (1) changes in macroeconomic conditions, (2) changes in general economic conditions in the construction industry including any declines in market-dependent multiples, (3) cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows analyses, (4) a reconciliation of the implied control premium to a current market control premium, (5) target price assessments by third party analysts and (6) how current market conditions impact its forecast of future cash flows including consideration of specific projects in backlog, pending awards, or large prospect opportunities. The Company also evaluates its most recent assessment of the fair value for each of its reporting units, considering whether its current forecast of future cash flows are in line with those used in its annual impairment assessment and whether there are any significant changes in trends or any other material assumption used.

As of December 31, 2011 the Company has concluded that it does not have an impairment of its goodwill or its indefinite-lived intangible assets and that the estimated fair value of each reporting unit exceeds its carrying value (see Note 4 of Notes to Consolidated Financial Statements for additional goodwill disclosure).

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

The computation of diluted income per common share excludes 880,000, 435,000 and 610,000 stock options at December 31, 2011, 2010 and 2009, respectively, because they would have an antidilutive effect.

(j)  Cash, Cash Equivalents and Restricted Cash

Cash equivalents include short-term, highly liquid investments with original maturities of three months or less when acquired.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[1] Summary of Significant Accounting Policies (continued)

(j)  Cash, Cash Equivalents and Restricted Cash (continued)

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

At December 31, 2011 and 2010, cash and cash equivalents consisted of the following (in thousands):

	2011	2010

Corporate cash and cash equivalents (available for general corporate purposes)	$109,180	$455,464

Company's share of joint venture cash and cash equivalents (available only for joint venture purposes, including future distributions)	95,060	15,914
	$204,240	$471,378
Restricted Cash	$35,437	$23,550

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
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[1] Summary of Significant Accounting Policies (continued)

(n) Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income.  The Company reports comprehensive income (loss) and accumulated other comprehensive income (loss), which encompasses net income (loss), cumulative translation adjustments, adjustments related to recognition of minimum pension liabilities and unrecognized net actuarial losses on the Company’s retirement benefit plans, and unrealized losses on investment in auction rate securities and bonds substituted for retainage.  The components of accumulated other comprehensive income (loss) are as follows (in thousands):

		Unamortized	Unrealized	Accumulated
	Cumulative	Benefit Plan	Gain(Loss) on	Other
	Translation	Costs,	Investments	Comprehensive
	Adjustment	Net of Tax	Net of Tax	Income (Loss)

Balance at December 31, 2008	$(101)	$(32,439)	$(2,005)	$(34,545)
Fiscal year change	107	1,221	-	1,328
Balance at December 31, 2009	6	(31,218)	(2,005)	(33,217)
Fiscal year change	230	(3,053)	-	(2,823)
Balance at December 31, 2010	236	(34,271)	(2,005)	(36,040)
Fiscal year change	(733)	(7,041)	199	(7,575)
Balance at December 31, 2011	$(497)	$(41,312)	$(1,806)	$(43,615)

(o)  Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents approximates fair value due to the short-term nature of these items.  The carrying value of receivables, payables and other amounts arising out of normal contract activities, including retentions, which may be settled beyond one year, is estimated to approximate fair value.  See Note 3 for disclosure of the fair value of investments, long-term debt and contingent consideration associated with our recent acquisitions.

(p)  Foreign Currency Translation
The functional currency for the Company’s foreign subsidiaries is the local currency. Accordingly, the assets and liabilities of those operations are translated into U.S. dollars using current exchange rates at the balance sheet date and operating statement items are translated at average exchange rates prevailing during the period. The resulting cumulative translation adjustment is recorded in the foreign currency translation adjustment account as part of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses, if any, are included in operations as they occur.

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
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[1] Summary of Significant Accounting Policies (continued)

(q)  New Accounting Pronouncements (continued)

In September 2011, the FASB issued a staff position that gives an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment. An entity that adopts this option will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not less than its carrying value. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. This update will be effective for the Company with the interim and annual reporting periods for fiscal years beginning after December 15, 2011. The adoption of this update will not have a material effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued a staff position that revises the way in which entities disclose participation in a multiemployer plan.  This update will be effective for the Company with the annual reporting period for the fiscal year ending after December 15, 2011.  Other than requiring additional disclosures, adoption of this update has not had a material effect on the Company's consolidated financial statements.

[2] Mergers and Acquisitions

(a) Information regarding acquisitions that are material in the aggregate

Acquisition of Fisk Electric Company

On January 3, 2011, the Company completed the acquisition of Fisk Electric Company (“Fisk”), a privately held electrical construction company based in Houston, Texas.  Under the terms of the transaction, the Company acquired 100% of Fisk's stock for $105 million in cash paid at closing and additional contingent consideration fair valued as of the acquisition date at $4.2 million that may become payable under the terms of the agreement based upon Fisk's operating results over the next three years.  The transaction was financed using proceeds from the offering of senior unsecured notes which was completed in October 2010 (see Note 5).

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

The acquisition was effective as of January 1, 2011 for accounting purposes and, accordingly, Fisk’s financial results are included in the Company’s consolidated results of operations and financial position beginning January 1, 2011.  Fisk’s operating results were not material to the Company’s consolidated results for the year ended December 31, 2011.  Fisk’s operating results are included in the Company’s Specialty Contractors segment.  See Note 13 for disclosure of the completion of the Company’s 2011 reorganization and the formation of the Specialty Contractors reportable segment.

Acquisition of Anderson Companies

On April 1, 2011, the Company acquired 100% ownership of Anderson Companies (“Anderson”), the privately held parent company of Roy Anderson Corporation, Harrell Contracting Group, LLC and Brice Building Company, LLC. Under the terms of the transaction, the Company acquired 100% of Anderson’s stock for $61.9 million in cash and additional contingent consideration fair valued as of the acquisition date at $5.5 million that may become payable under the terms of the agreement based upon Anderson's operating results over the next three years.  The transaction was financed using proceeds from the offering of senior unsecured notes which was completed in October 2010 (see Note 5).

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[2] Mergers and Acquisitions (continued)

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

The acquisition was effective as of April 1, 2011 for accounting purposes and, accordingly, Anderson’s financial results are included in the Company’s consolidated results of operations and financial position beginning April 1, 2011.  Anderson’s operating results were not material to the Company’s consolidated results for the year ended December 31, 2011.  Anderson’s operating results are included in the Company’s Building segment.

Acquisition of Frontier-Kemper Constructors, Inc.

On June 1, 2011, the Company acquired 100% ownership of Frontier-Kemper Constructors, Inc. (“Frontier-Kemper”), a privately held Indiana-based corporation. Under the terms of the transaction, the Company acquired 100% of Frontier-Kemper’s stock for a purchase price of approximately $61.7 million in cash.  In addition, the Company assumed approximately $52 million of debt, of which approximately $35 million was paid off at closing.  The transaction was financed using proceeds from the offering of senior unsecured notes which was completed in October 2010 (see Note 5).

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

The acquisition was effective as of June 1, 2011 for accounting purposes and, accordingly, Frontier-Kemper’s financial results are included in the Company’s consolidated results of operations and financial position beginning June 1, 2011.  Frontier-Kemper’s operating results were not material to the Company’s consolidated results for the year ended December 31, 2011.  Frontier-Kemper’s operating results are included in the Company’s Civil segment.

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

Headquartered in Salt Lake City, Utah, Becho specializes in drilling, foundation, and excavation support for shoring, bridges, piers, roads and highway projects primarily in the southwestern United States.  Becho had backlog of approximately $36 million as of the date of acquisition.  Becho was acquired because the Company believes that it is a strong strategic fit for the Company’s civil business, bolstering the Company’s drilling capabilities in the southwestern United States.

The acquisition was effective as of August 1, 2011 for accounting purposes and, accordingly, Becho’s financial results are included in the Company’s consolidated results of operations and financial position beginning August 1, 2011.  Becho’s operating results were not material to the Company’s consolidated results for the year ended December 31, 2011.  Becho’s operating results are included in the Company’s Civil segment.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[2] Mergers and Acquisitions (continued)

Aggregated Purchase Price Analysis

The operating results generated by each of these acquired businesses were not material individually to the Company’s consolidated results for the year ended December 31, 2011.  However, on an aggregate basis, the operating results of these acquired businesses collectively did have a material impact on the Company’s consolidated results for the year ended December 31, 2011.  In accordance with the accounting guidance on business combinations, the following disclosures provide information on an aggregate basis with respect to these acquired businesses.

The aggregate total purchase consideration related to the acquisitions consisted of the following:

Amount
(In thousands)
Cash consideration	$228,626
Fair value of contingent consideration at acquisition date	9,700
Total purchase price consideration	$238,326

The following table summarizes the aggregate estimates of the fair values of identifiable assets acquired and liabilities assumed in the acquisitions and the resulting goodwill as of the acquisition dates.  The Company has completed the final allocation of the purchase price to the tangible and intangible assets for Fisk, Anderson and Frontier-Kemper.  The Company has not yet completed the final fair value assessment of contingent consideration or the allocation of the purchase price to the tangible and intangible assets for Becho.  Pending the outcome of further analysis, the preliminary purchase price allocation could change.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[2] Mergers and Acquisitions (continued)

		Weighted Average
	Amount	Useful Life
(in thousands)
Identifiable assets acquired and liabilities assumed:
Cash and Cash Equivalents	$105,672
Accounts Receivable	197,556
Other Assets	75,490
Property and Equipment	54,129
Identifiable Intangible Assets:
Customer relationships	8,100	11 years
Contract backlog	12,200	3 years
Trade name	18,800	20 years
Goodwill	79,195
Total assets acquired	551,142

Current liabilities	235,446
Deferred tax liabilities	26,116
Long-term Liabilities	51,207
Total liabilities assumed:	312,769

Frontier-Kemper Bargain Purchase Gain:
Other Income (Expense), net	47
Total purchase price	$238,326

Intangible Assets – Of the total purchase price, $39.1 million has been allocated to customer relationships, contract backlog and trade names.  The fair value of the customer relationships, contract backlog and trade name intangible assets will be amortized based on the period over which the economic benefits of these assets are expected to be realized.  During the period from the acquisition dates through December 31, 2011, the Company recorded $5.0 million of amortization of intangible assets related to these acquisitions.

Goodwill – Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets.  The factors that contributed to the recognition of goodwill included talented management teams in place and established market positions that contribute to future cash flow generation.  These acquisitions generated $79.2 million of goodwill, of which $37.9 million is allocated to the Company’s Building segment, $36.9 million is allocated to the Company’s Specialty Contractors segment, and $4.4 million is allocated to the Company’s Civil segment.  Approximately $74.8 million of goodwill acquired is expected to be deductible for tax purposes.

Frontier-Kemper Bargain Purchase Gain – The acquisition of Frontier-Kemper resulted in a bargain purchase gain recorded in other income (expense), net which was based on the estimated fair value of the assets acquired and liabilities assumed.

The Company recognized $0.6 million of acquisition related expenses for these acquisitions for the year ended December 31, 2011, respectively, which are included in general and administrative expenses in the Consolidated Statements of Operations.  These expenses included legal fees, bank fees, consultation fees, travel expenses, and other miscellaneous direct and incremental administrative expenses associated with the acquisitions.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[2] Mergers and Acquisitions (continued)

Collectively, the amount of revenues and income from construction operations recorded in 2011 related to these acquisitions is as follows:

Revenues	Income from Construction Operations
(in thousands)
$727,406	$30,672

Unaudited pro forma results of operations

The following pro forma financial information presents the results of the Company assuming the acquisitions of Fisk, Anderson, Frontier-Kemper, and Becho all took place on January 1, 2010.

Pro Forma (unaudited)	Year Ended
	December 31, 2011	December 31, 2010
(in thousands, except per share data)
Revenues	$3,894,867	$3,898,519
Income from Construction Operations	$178,631	$197,014
Net Income	$88,123	$109,598

Basic earnings per common share	$1.87	$2.28
Diluted earnings per common share	$1.84	$2.25

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

(b) Merger with GreenStar Services Corporation

On July 1, 2011, the Company completed a merger with GreenStar Services Corporation (“GreenStar”).  GreenStar is primarily comprised of three operating entities: Five Star Electric Corporation (“FSE”) and WDF, Inc. (“WDF”), which are located in New York, and Nagelbush Mechanical, Inc. (“Nagelbush”) which is located in Florida. These companies have served a range of clients in a wide variety of markets including transportation, infrastructure, commercial, school and university, residential, and specialty construction.  Under the terms of the transaction, the Company acquired GreenStar through a merger with a wholly-owned subsidiary of the Company for a purchase price of $208.4 million, consisting of $100.0 million in cash, subject to post-close adjustments, a $74.9 million promissory note issued at closing which was paid in full on August 3, 2011, and $33.5 million of holdbacks to secure certain indemnification obligations and deferred management incentive payments (“GreenStar Indemnity Holdbacks”), $8 million of which were paid during the year ended December 31, 2011.  In addition to the amounts above, there is contingent consideration fair valued as of the merger date at $27.2 million that may become payable under the terms of the agreement based upon GreenStar's operating results over the next five years. The Company financed the transaction with available cash and borrowings under its revolving credit facility (see Note 5).

In connection with the merger with GreenStar, the Company issued to the interest holder representative, on behalf of certain of GreenStar’s former equity holders (the “Interest Holders”), a promissory note in the amount of approximately $74.9 million (the “GreenStar Seller Note”).  Interest under the GreenStar Seller Note accrued at the

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[2] Mergers and Acquisitions (continued)

rate of 8% per annum with all accrued but unpaid interest payable on August 1, September 1 and October 1, 2011.  The GreenStar Seller Note and all accrued interest was paid off on August 3, 2011.

GreenStar was acquired because it is one of the largest specialty contractors in the United States and it will provide an opportunity to expand the Company’s presence in the northeastern markets. GreenStar had a backlog of approximately $1.2 billion as of the date of the merger.

The merger was effective as of July 1, 2011 for accounting purposes and, accordingly, GreenStar’s financial results are included in the Company’s consolidated results of operations and financial position beginning July 1, 2011.  GreenStar’s operating results are included in the Company’s Specialty Contractors segment.  See Note 13 for disclosure of the completion of the Company’s 2011 reorganization and the formation of the Specialty Contractors reportable segment.

The Company has evaluated the materiality of the financial impact of the GreenStar merger and has deemed it to be material to the Company’s consolidated results for the year ended December 31, 2011.  In accordance with the accounting guidance on business combinations, the Company has also provided the following required disclosures for the GreenStar merger.

Purchase Price Analysis

The aggregate total purchase consideration related to the GreenStar merger consisted of the following:

Amount
(In thousands)
Cash consideration	$100,000
GreenStar Seller Note	74,869
GreenStar Indemnity Holdbacks	33,500
Fair value of contingent consideration at merger date	27,187
Total purchase price consideration	$235,556

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[2] Mergers and Acquisitions (continued)

The following table summarizes the aggregate preliminary estimates of the fair values of identifiable assets acquired and liabilities assumed in the GreenStar merger and the resulting goodwill as of the merger date.  The Company has completed the final allocation of the purchase price to the tangible and intangible assets for the GreenStar merger.

		Weighted Average
	Amount	Useful Life
(in thousands)
Identifiable assets acquired and liabilities assumed:
Cash and Cash Equivalents	$67,613
Accounts Receivable	222,153
Other Assets	106,710
Property and Equipment	6,858
Identifiable Intangible Assets:
Contract backlog	19,200	4 years
Trade name	10,500	20 years
Goodwill	66,079
Total assets acquired	499,113

Current liabilities	255,927
Deferred tax liabilities	7,367
Long-term Liabilities	263
Total liabilities assumed:	263,557

Total purchase price	$235,556

Intangible Assets – Of the total purchase price, $29.7 million has been allocated to contract backlog and trade names.  The fair value of the contract backlog and trade name intangible assets will be amortized based on the period over which the economic benefits of these assets are expected to be realized.  During the period from the acquisition dates through December 31, 2011, the Company recorded $2.4 million of amortization of intangible assets related to these acquisitions.

Goodwill – Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets for which the fair value assessment has not yet been completed.  The factors that contributed to the recognition of goodwill included talented management teams in place and established market positions and geographic presence that will contribute to future cash flow generation.  The GreenStar merger generated $66.1 million of goodwill which was allocated to the Company’s Specialty Contractors segment.  Goodwill recorded relating to the GreenStar merger is not expected to be deductible for tax purposes.

The Company recognized $0.7 million of acquisition related expenses for the year ended December 31, 2011, which are included in general and administrative expenses in the Consolidated Statements of Operations.  These expenses included legal fees, bank fees, consultation fees, travel expenses, and other miscellaneous direct and incremental administrative expenses associated with the GreenStar merger.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[2] Mergers and Acquisitions (continued)

Collectively, the amount of revenues and income from construction operations recorded in 2011 related to the GreenStar merger is as follows:

Revenues	Income from Construction Operations
(in thousands)
$459,985	$55,244

Unaudited pro forma results of operations

The following pro forma financial information presents the results of the Company assuming the GreenStar merger took place on January 1, 2010.

Pro Forma (unaudited)	Year Ended
	December 31, 2011	December 31, 2010
(in thousands, except per share data)
Revenues	$4,068,804	$3,778,958
Income from Construction Operations	$207,579	$180,863
Net Income	$108,712	$105,074

Basic earnings per common share	$2.30	$2.18
Diluted earnings per common share	$2.27	$2.16

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

 (c) Acquisition of Lunda Construction Company

On July 1, 2011, the Company completed the acquisition of Lunda Construction Company (“Lunda”).  Headquartered in Black River Falls, Wisconsin, and with offices in Wisconsin and Minnesota, Lunda is a heavy civil contractor engaged in the construction, rehabilitation and maintenance of bridges, railroads, and other civil structures in the midwest and throughout the United States.  Under the terms of the transaction, the Company acquired 100% of the stock of Lunda for a purchase price of $171.7 million, consisting of $149.9 million in cash, which includes post-close adjustments, and $21.7 million in notes payable in five years.  In addition to the amounts above, there is contingent consideration fair valued as of the acquisition date at $20.8 million that may become payable under the terms of the agreement based upon Lunda's operating results over the next three years.  The Company financed the transaction with the balance of proceeds available from the offering of senior unsecured notes which was completed in October 2010, as well as available cash and borrowings under its revolving credit facility (see Note 5).

In connection with the acquisition of Lunda, the Company issued to the former Lunda shareholders promissory notes in an aggregate amount of approximately $21.7 million (the “Lunda Seller Notes”).  Interest under the Lunda Seller Notes accrues at the rate of 5% per annum with all accrued but unpaid interest payable annually.  The Lunda Seller Notes mature on July 1, 2016.  The Company may prepay all or any portion of the Lunda Seller Notes at any time

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[2] Mergers and Acquisitions (continued)

without premium or penalty.  To the extent that the Company prepays all or any portion of its outstanding senior unsecured notes, it is also required to repay a pro rata portion (based upon the amount being prepaid under the senior unsecured notes and the total amount outstanding under the senior unsecured notes) of the Lunda Seller Notes.  The Lunda Seller Notes are guaranteed by Lunda, which, as a result of the acquisition, is a wholly owned subsidiary of the Company.

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

The Company has evaluated the materiality of the financial impact of the Lunda acquisition and has deemed it to be material to the Company’s consolidated results for the year ended December 31, 2011.  In accordance with the accounting guidance on business combinations, the Company has also provided the following required disclosures for the Lunda acquisition.

Purchase Price Analysis

The aggregate total purchase consideration related to the Lunda acquisition consisted of the following:

Amount
(In thousands)
Cash consideration	$149,935
Lunda Seller Notes	21,750
Fair value of contingent consideration at acquisition date	20,800
Total purchase price consideration	$192,485

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[2] Mergers and Acquisitions (continued)

The following table summarizes the aggregate estimates of the fair values of identifiable assets acquired and liabilities assumed in the acquisitions and the resulting goodwill as of the acquisition date.  The Company has completed the final allocation of the purchase price to the tangible and intangible assets for this acquisition.

		Weighted Average
	Amount	Useful Life
(in thousands)
Identifiable assets acquired and liabilities assumed:
Cash and Cash Equivalents	$13,432
Accounts Receivable	47,473
Other Assets	15,062
Property and Equipment	41,044
Identifiable Intangible Assets:
Contract Backlog	5,200	3 years
Trade name	4,500	20 years
Goodwill	125,408
Total assets acquired	252,119

Current liabilities	59,634
Long-term Liabilities	-
Total liabilities assumed:	59,634

Total purchase price	$192,485

Intangible Assets – Of the total purchase price, $9.7 million has been allocated to contract backlog and trade names.  The fair value of contract backlog and trade name intangible assets will be amortized based on the period over which the economic benefits of the assets are expected to be realized.  During the period from the acquisition date through December 31, 2011, the Company recorded $0.9 million of amortization of intangible assets related to the Lunda acquisition.

Goodwill – Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets.  The factors that contributed to the recognition of goodwill included talented management teams in place and established market positions that contribute to future cash flow generation.  The Lunda acquisition generated $125.4 million of goodwill which was allocated to the Company’s Civil segment, and is expected to be deductible for tax purposes.

The Company recognized $0.2 million of acquisition related expenses for the year ended December 31, 2011, which are included in general and administrative expenses in the Consolidated Statements of Operations.  These expenses included legal fees, bank fees, consultation fees, travel expenses, and other miscellaneous direct and incremental administrative expenses associated with the Lunda acquisition.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[2] Mergers and Acquisitions (continued)

Collectively, the amount of revenues and income from construction operations recorded in 2011 related to the Lunda acquisition is as follows:

Revenues	Income from Construction Operations
(in thousands)
$208,346	$12,958

Unaudited pro forma results of operations

The following pro forma financial information presents the results of the Company assuming the Lunda acquisition took place on January 1, 2010.

Pro Forma (unaudited)	Year Ended
	December 31, 2011	December 31, 2010
(in thousands, except per share data)
Revenues	$3,872,694	$3,558,317
Income from Construction Operations	$191,565	$246,396
Net Income	$98,270	$146,708

Basic earnings per common share	$2.08	$3.05
Diluted earnings per common share	$2.05	$3.02

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
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[3] Fair Value Measurements

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2011 and 2010 (in thousands):

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[3] Fair Value Measurements (continued)

		Fair Value Measurements at Dec. 31, 2011 Using
	Total	Quoted prices	Significant other	Significant
	Carrying	in active	observable	unobservable
	Value at	markets	inputs	inputs
	Dec. 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$204,240	$204,240	$-	$-
Restricted cash	35,437	35,437	-	-
Short-term investments	3,465	1,026	2,439	-
Bonds substituted for retainage	12,488	-	12,488	-
Auction rate securities	62,311	-	-	62,311
Total Assets	$317,941	$240,703	$14,927	$62,311

Liabilities:
Contingent consideration	$51,555	$-	$-	$51,555
Total Liabilities	$51,555	$-	$-	$51,555

		Fair Value Measurements at Dec. 31, 2010 Using
	Total	Quoted prices	Significant other	Significant
	Carrying	in active	observable	unobservable
	Value at	markets	inputs	inputs
	Dec. 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$471,378	$471,378	$-	$-
Restricted cash	23,550	23,550	-	-
Short-term investments	28	28	-	-
Bonds substituted for retainage	-	-	-	-
Auction rate securities	88,129	-	-	88,129
Total Assets	$583,085	$494,956	$-	$88,129

Liabilities:
Contingent consideration	$-	$-	$-	$-
Total Liabilities	$-	$-	$-	$-

The Company did not have any significant transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the years ended December 31, 2011 and 2010.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[3] Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2011 and 2010 are as follows (in thousands):

Auction Rate
Securities

Balance at December 31, 2010	$88,129
Purchases	-
Settlements	(21,200)
Impairment charge included in other income (expense), net	(4,750)
Reversal of impairment charges included in other income (expense), net	132
Balance at December 31, 2011	$62,311

Auction Rate
Securities

Balance at December 31, 2009	$101,201
Purchases	-
Settlements	(7,400)
Impairment charge included in other income (expense), net	(5,746)
Reversal of impairment charges included in other income (expense), net	74
Balance at December 31, 2010	$88,129

The Company’s investments primarily consist of cash and cash equivalents and auction rate securities (“ARS”).  Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which fair value is determined through quoted market prices. Short-term investments are classified as other current assets and are comprised of certificates of deposit and municipal bonds.  The fair values of the certificates of deposit are determined through quoted market prices, and as such, the Company has classified these assets as Level 1.  The fair values of the municipal bonds are obtained from readily-available pricing sources for comparable instruments, and as such, the Company has classified these assets as Level 2.  Bonds substituted for retainage are classified as accounts receivable, including retainage and are comprised of U.S. Treasury Notes and other municipal bonds, the majority of which are rated Aa2 or better.  The fair values of these assets are obtained from readily-available pricing sources for comparable instruments, and as such, the Company has classified these assets as Level 2.

At December 31, 2011, the Company had $62.3 million invested in ARS which the Company considers available for sale. The majority of the ARS held at December 31, 2011, totaling $54.3 million, are securities collateralized by student loan portfolios, which are guaranteed by the United States government.  Additional amounts totaling $8.0 million are invested in securities collateralized by student loan portfolios, which are privately insured.  Most of the Company’s ARS are rated AAA.  Due to the Company’s belief that the market for both government-backed and privately insured student loans may take in excess of twelve months to recover, the Company has classified its $62.3 million investment in these securities as non-current and this amount is included in long-term investments in the Consolidated Balance Sheets at December 31, 2011.

To estimate the fair value of its ARS, the Company utilized an income approach valuation model which considered, among other items, the following inputs: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default or repurchase at par for each period.  As a result of this analysis, the Company recorded impairment charges of $4.8 million and $5.7 million during 2011 and 2010, respectively, which were deemed to be other-than-temporary and were recorded as charges against income.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[3] Fair Value Measurements (continued)

Liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2011 and 2010 are as follows (in thousands):

Contingent
Consideration

Balance at December 31, 2010	$-
Fair value measured at conclusion of purchase price analysis measurement period (see Note 2)	57,687
Fair value adjustments included in other income (expense), net	(6,132)
Balance at December 31, 2011	$51,555

Contingent
Consideration

Balance at December 31, 2009	$-
Fair value measured at conclusion of purchase price analysis measurement period (see Note 2)	-
Fair value adjustments included in other income (expense), net	-
Balance at December 31, 2010	$-

The liabilities listed above represent the contingent consideration for the acquisitions of Fisk, Anderson, GreenStar, and Lunda for which the measurement period for purchase price analysis has concluded.  The fair values of the contingent consideration were estimated based on an income approach which is based on the cash flows that the acquired entity is expected to generate in the future. This approach requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multi-year period, as well as determine the weighted-average cost of capital to be used as a discount rate.  As a result of this analysis, the Company reduced liabilities accrued at the conclusion of the measurement period by approximately $6.1 million, and the adjustments were included in other income (expense), net in the Consolidated Statements of Operations.

The carrying amount of cash and cash equivalents approximates fair value due to the short-term nature of these items. The carrying value of receivables, payables, other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, is estimated to approximate fair value.  Of the Company’s long-term debt, the fair value of the fixed rate senior unsecured notes as of December 31, 2011 is $280.5 million, compared to its carrying value of $298.0 million.  The fair value of the senior unsecured notes was estimated based on market quotations at December 31, 2011.  For other fixed rate debt, fair value is determined based on discounted cash flows for the debt at the Company’s current incremental borrowing rate for similar types of debt. The estimated fair value of other fixed rate debt at December 31, 2011 and 2010 is $167.7 million and $67.3 million, respectively, compared to the carrying amount of $162.3 million and $68.3 million, respectively. The fair value of variable rate debt, which includes the Term Loan, approximated its carrying value at December 31, 2011 and 2010, of $212.2 million and $29.6 million, respectively.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[4] Goodwill and Other Intangible Assets

During 2011, the Company completed a reorganization which resulted in the formation of the Specialty Contractors reporting unit and reportable segment.  The Specialty Contractors reporting unit consists of the following subsidiary companies: WDF, FSE, Nagelbush, Fisk, Powerco Electric Corporation (“Powerco”), Desert Mechanical, Inc. (“DMI”) (all previously included in the Building reporting unit), and Superior Gunite (previously included in the Civil reporting unit).  The reorganization enables the Company to focus on vertical integration through increased self-performed work capabilities, while maintaining the specialty contractors business with third parties, and it will strengthen the Company’s position as a full-service contractor with greater control over scheduled delivery and risk management.  The Company reallocated goodwill between its reorganized reporting units based on a relative fair value assessment in accordance with the guidance on segment reporting.  Changes in the carrying amount of goodwill during 2011 and 2010 are shown in the tables below (in thousands):

			Specialty	Management
	Building	Civil	Contractors	Services	Total

Gross Goodwill Balance at
December 31, 2009	$401,744	$300,987	$-	$66,638	$769,369
Accumulated Impairment	(146,847)	-	-	(20,051)	(166,898)
Balance at December 31, 2009	254,897	300,987	-	46,587	602,471
Goodwill recorded in connection with the acquisition of Superior Gunite	-	18,267	-	-	18,267
Acquisition related adjustment	1,182	-	-	-	1,182
Balance at December 31, 2010	256,079	319,254	-	46,587	621,920
Goodwill recorded in connection with the acquisitions of Fisk, Anderson, Lunda, GreenStar and Becho	140,907	129,775	-	-	270,682
Reallocation based on relative fair value	(123,566)	(18,267)	141,833	-	-
Balance at December 31, 2011	$273,420	$430,762	$141,833	$46,587	$892,602

In the fourth quarter of 2011, the Company performed its impairment evaluation of goodwill and other intangible assets.  There was no change in the carrying amount of goodwill and other intangible assets as a result of this evaluation (see Note 1(g) for additional disclosure of the impairment evaluation).

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[4] Goodwill and Other Intangible Assets (continued)

During 2011 the Company’s intangible assets significantly increased as a result of the Company’s major acquisition strategy, and the Company has also started to amortize certain of its trade name intangible assets based on the period over which the economic benefits of the assets are expected to be realized.  Other intangible assets consist of the following (in thousands):

	December 31, 2011				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
	Cost	Amortization	Charge	Value	Period

Trade names (non-amortizable)	$117,600	$-	$(56,100)	$61,500	Indefinite
Trade names (amortizable)	74,350	(788)	(800)	72,762	20 years
Contractor license	6,000	-	(680)	5,320	Indefinite
Customer relationships	39,800	(10,585)	-	29,215	11.6 years
Construction contract backlog	71,140	(41,938)	-	29,202	2.9 years
Total	$308,890	$(53,311)	$(57,580)	$197,999

	December 31, 2010				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
	Cost	Amortization	Charge	Value	Period

Trade names	$158,150	$-	$(56,900)	$101,250	Indefinite
Contractor license	6,000	-	(680)	5,320	Indefinite
Customer relationships	31,700	(7,113)	-	24,587	11.8 years
Construction contract backlog	34,540	(33,146)	-	1,394	2.4 years
Total	$230,390	$(40,259)	$(57,580)	$132,551

Amortization expense for the years ended December 31, 2011, 2010, and 2009 totaled $13.1 million, $8.1 million, and $16.7 million, respectively.  At December 31, 2011, amortization expense is estimated to be $18.4 million in 2012, $15.9 million in 2013, $14.4 million in 2014, $8.5 million in 2015, $6.3 million in 2016 and $67.7 million thereafter.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[5] Financial Commitments

Long-term Debt

Long-term debt at December 31, 2011 and 2010 consists of the following (in thousands):

	2011	2010

Senior unsecured notes due November 1, 2018 at a rate of 7.625% interest payable in equal semi-annual installments beginning May 1, 2011 through November 1, 2018.	$300,000	$300,000
Less unamortized debt discount based on imputed interest rate of 7.75%	(1,972)	(2,186)
Total amount less unamortized discount	298,028	297,814

Term loan including quarterly installments of principal and interest payable over a five-year period at rates as defined in our Amended Credit Agreement and the Swap Agreement discussed below.	185,000	-

Equipment financing at rates ranging from 2.21% to 3.98% (2010 amounts refinanced during 2011) payable in equal monthly installments over a five-year period, with balloon payments totaling $8.9 million in 2016	100,558	29,883

Loan on transportation equipment at a rate of 6.44% payable in equal monthly installments over a five- year period, with a balloon payment of $29.2 million in 2014	32,145	33,308

Lunda Seller Notes payable at a rate of 5% with interest payable annually and principal payable in five years	21,750	-

Loan on transportation equipment at a variable LIBOR-based rate plus 2.4% payable in equal monthly installments over a seven-year period, with a balloon payment of $12.0 million in 2015	14,774	15,426

Mortgages on land and office building, both at a variable LIBOR-based interest rate plus 2.0% with principal amortized at a fixed rate of 5.25% payable in equal monthly installments over seven and fifteen year periods, respectively. The seven-year mortgage includes a balloon payment of $3.0 million in 2016	8,246	8,892

Mortgage on office building at a variable rate of lender's prime rate less 1.0% (2.25% in 2010) payable in equal monthly installments over a ten-year period, with a balloon payment of $2.6 million in 2018	4,159	4,403

Mortgage on office building at a rate of 7.16% payable in equal monthly installments over a five-year period, with a balloon payment of $1.5 million in 2011	-	1,563

Mortgage on office building at a rate of 5.62% payable in equal monthly installments over a five-year period, with a balloon payment of $1.1 million in 2013	1,189	1,262

Other Indebtedness	6,658	3,133
Total	672,507	395,684
Less – current maturities	59,959	21,334
Net long-term debt	$612,548	$374,350

Principal payments required under these obligations amount to approximately $60.0 million in 2012, $62.7 million in 2013, $94.9 million in 2014, $82.5 million in 2015 and $68.7 million in 2016 and $303.7 million in 2017 and beyond.

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

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[5] Financial Commitments (continued)

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

The Senior Notes are redeemable, in whole or in part, at any time on or after November 1, 2014, at the redemption prices specified in the Indenture, together with accrued and unpaid interest, if any, to the redemption date.  At any time prior to November 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 107.625% of the principal amount thereof, together with accrued and unpaid interest, if any, to the redemption date.  In addition, at any time prior to November 1, 2014, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Notes so redeemed, plus a “make whole” premium, together with accrued and unpaid interest, if any, to the redemption date.

Upon the occurrence of a change of control triggering event specified in the Indenture, the Company must offer to purchase the Senior Notes at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

The Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the Indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the Trustee or holders of at least 25% in principal amount of the outstanding Senior Notes may declare the principal, accrued and unpaid interest, if any, on all the Senior Notes to be due and payable.

In April 2011, the Company filed an amended registration statement with the Securities and Exchange Commission with respect to an offer to exchange the Senior Notes for a new issue of debt securities registered under the Securities Act (the “Exchange Offer”), with terms substantially identical to those of the Senior Notes, (except for provisions relating to the transfer restrictions and payment of additional interest), and to keep the Exchange Offer open for at least 30 business days (the “Registration Statement”).  The Exchange Offer was consummated in June 2011.

Amended Credit Agreement

On September 8, 2008, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N. A. The Credit Agreement has been amended by a Joinder Agreement dated February 13, 2009 executed by Daniel J. Keating Construction Company; by a First Amendment dated February 23, 2009; by a Second Amendment dated January 13, 2010; and by a Third Amendment dated October 4, 2010.  On May 4, 2011 the Company entered into a Fourth Amended and Restated Credit Agreement with Bank of America, N.A., and on August 3, 2011 the Company entered into a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Bank of America, N.A., which has been amended by a Joinder Agreement dated October 21, 2011 executed by Becho, Inc.  This Amended Credit Agreement is currently in affect. The Amended Credit Agreement allows the Company to borrow up to $300 million on a revolving credit basis (the “Revolving Facility”), with a $50 million sublimit for letters of credit, and an additional $200 million term loan (the “Term Loan”).  Subject to certain conditions, the Company has the option to increase the base facility by up to an additional $50 million.  Substantially all of the Company’s subsidiaries unconditionally guarantee the obligations of the Company under the Amended Credit Agreement.  The obligations under the Amended Credit Agreement are secured by a lien on all personal property of the Company and its subsidiaries party thereto.  Amounts outstanding under the Amended Credit Agreement bear interest at a rate equal to, at the Company's option, (a) the adjusted British Bankers Association LIBOR rate, as defined, plus 200 to 300 basis points (floor of 200 basis points) based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA or (b) the higher of the Federal Funds Rate plus 50 basis points, or the prime rate announced by Bank of America, N.A., plus up to 200 basis points based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA.  In addition, the Company has agreed to pay quarterly facility fees ranging from 0.375% to 0.50% per annum of the unused portion of the credit facility.  Any outstanding loans under the Revolving Facility mature on August 3, 2016, while the Term Loan includes quarterly installments of principal and interest payable over a five-year period.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[5] Financial Commitments (continued)

The Amended Credit Agreement requires the Company to comply with certain financial and other covenants including minimum net worth, minimum fixed charge coverage and maximum leverage ratios.  The Company is currently in compliance with the covenants of the Amended Credit Agreement.

The Amended Credit Agreement also includes certain customary provisions for this type of facility, including operational covenants restricting liens, investments, indebtedness, fundamental changes in corporate organization, and dispositions of property, and events of default, certain of which include corresponding grace periods and notice requirements.

The Amended Credit Agreement provides for customary events of default with corresponding grace periods, including (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants, (iii) any material representation or warranty made by the Company proving to be incorrect in any material respect, (iv) defaults relating to or acceleration of other material indebtedness, (v) certain insolvency or receivership events affecting the Company, (vi) a change in control of the Company, or (vii) the Company becoming subject to certain material judgments.

In the event of a default, the Administrative Agent, at the request of the requisite number of lenders, must terminate the lenders’ commitments to make loans under the Amended Credit Agreement and declare all obligations under the Amended Credit Agreement immediately due and payable. For certain events of default related to insolvency and receivership, the commitments of the lenders will be automatically terminated and all outstanding obligations of the Company under the Amended Credit Agreement will become immediately due and payable.

The Company borrowed under its Revolving Facility for a brief period during 2011, however these obligations were paid off as of December 31, 2011, and the Company did not borrow under its Revolving Facility during 2010.  The Company utilized the Revolving Facility for letters of credit in the amount of $3.0 million and $0.2 million as of December 31, 2011 and December 31, 2010, respectively.  Accordingly, at December 31, 2011, the Company had $297.0 million available to borrow under the Amended Credit Agreement.

On August 26, 2011, the Company entered into a swap agreement (“Swap Agreement”) with Bank of America, N.A. to establish a long-term interest rate for the Term Loan discussed above.  The Swap Agreement will become effective for the Term Loan principal balance outstanding at January 31, 2012 and will remain effective through the maturity date of the Term Loan.  Amounts outstanding under the Swap Agreement will bear interest at a rate equal to, the Applicable Rate, as defined in the Amended Credit Agreement (based upon the Company’s consolidated leverage ratio) plus 97.5 basis points. The Swap Agreement includes quarterly installments of principal and monthly installments of interest payable through the maturity date of the Term Loan.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[5] Financial Commitments (continued)

Debt Agreements from Recent Acquisitions

In connection with the acquisition of Frontier-Kemper (see Note 2), the Company assumed approximately $52 million of debt of which approximately $35 million was paid off upon the closing of the transaction.  Substantially all of the debt remaining existed in the form of a promissory note payable from Frontier-Kemper to the former sole shareholder of Frontier-Kemper in the amount of $17.1 million (the “Frontier-Kemper Seller Note”).  Interest under the Frontier-Kemper Seller Note accrued at the rate of 2% per annum with all accrued but unpaid interest payable on September 30, 2011.  Additionally, the Frontier-Kemper Seller Note contained an indemnification provision allowing the Company to offset balances against the principal due under certain circumstances.  This provision resulted in a reduction in the principal due under the Frontier-Kemper Seller Note to $14.1 million, and this amount plus all accrued interest was paid off on December 30, 2011.

In connection with the acquisition of GreenStar (see Note 2), the Company issued to the interest holder representative, on behalf of certain of GreenStar’s former equity holders, a promissory note in the amount of approximately $74.9 million (the “GreenStar Seller Note”).  Interest under the GreenStar Seller Note accrued at the rate of 8% per annum with all accrued but unpaid interest payable on August 1, September 1 and October 1, 2011.  The GreenStar Seller Note and all accrued interest was paid off on August 3, 2011.

In connection with the acquisition of Lunda (see Note 2), the Company issued to the former Lunda shareholders promissory notes in an aggregate amount of approximately $21.7 million (the “Lunda Seller Notes”).  Interest under the Lunda Seller Notes accrues at the rate of 5% per annum with all accrued but unpaid interest payable annually.  The Lunda Seller Notes mature on July 1, 2016.  The Company may prepay all or any portion of the Lunda Seller Notes at any time without premium or penalty.  To the extent that the Company prepays all or any portion of its outstanding Senior Notes, it is also required to repay a pro rata portion (based upon the amount being prepaid under the Senior Notes and the total amount outstanding under the Senior Notes) of the Lunda Seller Notes.  The Lunda Seller Notes are guaranteed by Lunda, which, as a result of the acquisition, is a wholly owned subsidiary of the Company.

Collateralized Loans

During 2011, the Company entered into several equipment financing arrangements for our existing and our recently acquired equipment fleets.  The Company attempted to take advantage of the opportunity to fix low interest rates for these fleets which has provided additional cash flows available for general corporate purposes.  The agreements the Company entered into are discussed in more detail below.

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

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[5] Financial Commitments (continued)

Leases

The Company leases certain construction equipment, vehicles and office space under non-cancelable operating leases.  Future minimum rent payments under non-cancelable operating leases as of December 31, 2011 are as follows (in thousands):

Amount

2012	$14,987
2013	11,949
2014	10,489
2015	7,311
2016	4,768
Thereafter	4,677
Subtotal	54,181

Less - Sublease rental agreements	(1,182)

Total	$52,999

Rental expense under operating leases of construction equipment, vehicles and office space was $15,866 in 2011, $10,546 in 2010, and $13,199 in 2009.

[6] Income Taxes

For the years ended December 31, 2011, 2010, and 2009, the income (loss) before taxes, consists of the following (in thousands):

	U.S.	Foreign
	Operations	Operations	Total

2011	$133,501	$3,546	$137,047
2010	$159,474	$(6)	$159,468
2009	$196,088	$9,052	$205,140

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[6] Income Taxes (continued)

The provision for income taxes consists of the following (in thousands):

	Federal	State	Foreign	Total

2011
Current	$30,848	$6,303	$1,325	$38,476
Deferred	16,351	(3,718)	(210)	12,423
	$47,199	$2,585	$1,115	$50,899

2010
Current	$49,873	$9,528	$175	$59,576
Deferred	(2,464)	(983)	(161)	(3,608)
	$47,409	$8,545	$14	$55,968

2009
Current	$65,822	$9,737	$3,061	$78,620
Deferred	(11,139)	506	92	(10,541)
	$54,683	$10,243	$3,153	$68,079

The table below reconciles the difference between the statutory federal income tax rate and the effective rate provided for income (loss) before income taxes in the Consolidated Statements of Operations.

	2011	2010	2009

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.8	3.2	3.2
Officer's compensation	0.2	0.3	0.3
Other	0.1	(3.4)	(5.3)
Effective tax rate	37.1%	35.1%	33.2%

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[6] Income Taxes (continued)

The following is a summary of the significant components of the deferred tax assets and liabilities as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Deferred Tax Assets
Timing of expense recognition	$39,830	$44,781
Net operating losses	5,440	-
Other, net	1,219	-
Deferred tax assets	46,489	44,781

Deferred Tax Liabilities
Intangible assets, due primarily to purchase accounting	(73,020)	(52,454)
Fixed assets, due primarily to purchase accounting	(66,406)	(61,445)
Construction contract accounting	(4,910)	(7,333)
Joint ventures - construction	(4,276)	1,384
Other	38	(278)
Deferred tax liabilities	(148,574)	(120,126)

Net deferred tax liability	$(102,085)	$(75,345)

The net deferred tax liability as of December 31, 2011 and 2010 is classified in the Consolidated Balance Sheets based on when the future benefit (expense) is expected to be realized as follows (in thousands):

	2011	2010

Current deferred tax asset	$-	$3,737
Current deferred tax liability	(4,164)
Long-term deferred tax liability	(97,921)	(79,082)
	$(102,085)	$(75,345)

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations.  Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.  As of December 31, 2011, unremitted earnings of foreign subsidiaries, which have been or are intended to be permanently invested, aggregated approximately $15.3 million.  It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

The Company identified and reviewed potential tax uncertainties and determined that the exposure to those uncertainties did not have a material impact on the Company’s results of operations or financial condition as of December 31, 2011 and 2010.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[7] Other Assets, Other Long-term Liabilities and Other Income (Expense), Net

Other Assets, Other Long-term Liabilities and Other Income (Expense), Net consist of the following (in thousands):

Other Assets
	2011	2010
Deferred costs	$11,193	$7,969
Mineral reserves	3,199	3,262
Prepaid taxes	2,069	-
Deposits	819	375
Other long-term assets	1,524	1,535
	$18,804	$13,141

Other Long-term Liabilities
	2011	2010
Pension liability	$34,561	$23,944
Acquisition related liabilities	64,655	8,733
Subcontractor insurance program	1,583	4,508
Employee benefit related liabilities	3,726	2,295
Mineral royalties payable	1,762	1,894
Deferred lease incentive	1,452	1,608
Other	1,858	1,698
	$109,597	$44,680

Other Income (Expense), Net
	2011	2010	2009
Interest income	$2,764	$4,458	$4,666
Amortization of deferred costs	(1,399)	(1,745)	(398)
Bank fees	(1,549)	(1,618)	(1,494)
Adjustment of investments to fair value	(4,750)	(5,742)	39
Realized loss on sale of investments, net	(10)	(312)	-
Adjustment of acquisition related liabilities	7,296	3,333	(1,500)
Gain on sale of property used in operations	726	-	157
Loss from land sales, net	-	-	(340)
Miscellaneous income (expense), net	1,343	(654)	(32)
	$4,421	$(2,280)	$1,098

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[8] Employee Benefit Plans

Defined Benefit Pension Plan

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

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[8] Employee Benefit Plans (continued)

The Company historically has used the date of its fiscal year-end as its measurement date to determine the funded status of the plan.

Net periodic benefit cost for 2011, 2010 and 2009 is as follows (in thousands):

	2011	2010	2009

Interest cost on projected benefit obligation	$4,526	$4,531	$4,676
Expected return on plan assets	(5,046)	(4,960)	(4,871)
Amortization of net loss	4,050	2,818	1,776
Net periodic benefit cost	$3,530	$2,389	$1,581

Actuarial assumptions used to determine net cost:
Discount rate	5.18%	5.84%	6.29%
Expected return on assets	7.50%	7.50%	7.50%
Rate of increase in compensation	n.a.	n.a.	n.a.

The target asset allocation for the Company’s pension plan by asset category for 2012 and the actual asset allocation at December 31, 2011 and 2010 by asset category are as follows:

	Percentage of Plan Assets at December 31,
	Target
	Allocation
Asset Category	2012	2011	2010
Cash	5.0%	41.8%	-%
Equity securities:
Domestic	70.0	49.5	60.2
International	20.0	8.7	14.2
Fixed income securities	5.0	-	25.6
Total	100.0%	100.0%	100.0%

During 2011, the Company established a new target asset allocation based on the current economic environment to maximize returns in consideration of the long-term nature of the obligations.   At December 31, 2011, the Company had sold several of its fixed income and equity securities which resulted in an increased cash position (41.8%).  The Company’s target allocation for 2012 will include 70.0% domestic equity securities, 20% international equity securities, 5.0% fixed income securities. The Company anticipates placing 36.8% of cash into these categories in early 2012.

As of December 31, 2011 and 2010, plan assets included approximately $31.1 million and $36.6 million, respectively, of investments in funds of hedge funds which do not have readily determinable fair values. The underlying holdings of the funds are comprised of a combination of assets for which the estimate of fair value is determined using information provided by fund managers.

The Company expects to contribute approximately $3.9 million to its defined benefit pension plan in 2012.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[8] Employee Benefit Plans (continued)

Future benefit payments under the plans are estimated as follows (in thousands):

Amount
2012	$5,617
2013	5,775
2014	5,859
2015	6,012
2016	6,037
2017 - 2021	31,073

The following tables provide a reconciliation of the changes in the fair value of plan assets and plan benefit obligations during the two-year period ended December 31, 2011, and a summary of the funded status as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Change in Fair Value of Plan Assets
Balance at beginning of year	$61,702	$57,715
Actual return on plan assets	(626)	5,215
Company contribution	6,234	3,766
Benefit payments	(5,205)	(4,994)
Balance at end of year	$62,105	$61,702

Change in Benefit Obligations
Balance at beginning of year	$88,146	$80,597
Interest cost	4,526	4,531
Assumption change loss	11,431	8,478
Actuarial (gain) loss	1,758	(466)
Benefit payments	(5,205)	(4,994)
Balance at end of year	$100,656	$88,146

Funded Status
Funded status at December 31,	$(38,551)	$(26,444)

Amounts recognized in Consolidated Balance Sheets consist of:
Current liabilities	$(264)	$(205)
Long-term liabilities	(38,287)	(26,239)

Net amount recognized in Consolidated Balance Sheets	$(38,551)	$(26,444)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss:
Net actuarial loss	$(59,239)	$(44,428)
Accumulated other comprehensive loss	(59,239)	(44,428)
Cumulative Company contributions in excess of net periodic benefit cost	20,688	17,984
Net amount recognized in Consolidated Balance Sheets	$(38,551)	$(26,444)

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[8] Employee Benefit Plans (continued)

The estimated amount of the net accumulated loss that will be amortized from accumulated other comprehensive loss into net period benefit cost in 2012 is $5.6 million.

	2011	2010
Actuarial assumptions used to determine benefit obligation:
Discount rate	4.10%	5.18%
Rate of increase in compensation	n.a.	n.a.
Measurement date	December 31	December 31

The expected long-term rate of return on assets assumption was reduced from 7.50% in 2011 to 7.00% for 2012.  The expected long-term rate of return on assets assumption was developed considering forward looking capital market assumptions and historical return expectations for each asset class assuming the Company’s target asset allocation and full availability of invested assets.

The following table sets forth the plan assets at fair value as of December 31, 2011 and 2010 (in thousands) in accordance with the fair value hierarchy described in Note 3:

	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Total Value as of
	(Level 1)	(Level 2)	(Level 3)	Dec. 31, 2011
Cash and cash equivalents	$25,951	$-	$-	$25,951
Fixed Income	-	-	-	-
Mutual Funds	5,040	-	-	5,040
Hedge Fund Investments:
Cash	1,385	-	-	1,385
Long-Short Equity Fund	-	-	12,821	12,821
Event Driven Fund	-	-	7,126	7,126
Distressed Credit	-	-	6,252	6,252
Multi-Strategy Fund	-	-	3,530	3,530
Total	$32,376	$-	$29,729	$62,105

	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Total Value as of
	(Level 1)	(Level 2)	(Level 3)	Dec. 31, 2010
Cash and cash equivalents	$443	$-	$-	$443
Fixed Income	15,842	-	-	15,842
Mutual Funds	8,800	-	-	8,800
Hedge Fund Investments:
Cash	1,521	-	-	1,521
Long-Short Equity Fund	-	-	12,864	12,864
Event Driven Fund	-	-	8,444	8,444
Distressed Credit	-	-	9,447	9,447
Multi-Strategy Fund	-	-	4,341	4,341
Total	$26,606	$-	$35,096	$61,702

Fund strategies seek to capitalize on inefficiencies identified across different asset classes or markets. Hedge fund strategy types include long-short, event driven, multi-strategy and distressed credit.  Generally the redemption of

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[8] Employee Benefit Plans (continued)

the Company’s hedge fund investments is subject to certain notice-period requirements and as such the Company has classified these assets as Level 3 assets.

The table below sets forth a summary of changes in the fair value of the Level 3 assets for the years ended December 31, 2011 and December 31, 2010 (in thousands):

	Changes in Fair Value of Level 3 Assets
	Long- Short Equity Fund	Event Driven Fund	Distressed Credit	Multi- Strategy Fund	Total
Balance, December 31, 2010	$12,864	$8,444	$9,447	$4,341	$35,096
Realized gains (losses)	981	672	306	310	2,269
Unrealized gains (losses)	(889)	(140)	(219)	(91)	(1,339)
Purchases	7,884	26	7	16	7,933
Sales	(8,019)	(1,876)	(3,289)	(1,046)	(14,230)
Issuances	-	-	-	-	-
Balance, December 31, 2011	$12,821	$7,126	$6,252	$3,530	$29,729

	Changes in Fair Value of Level 3 Assets
	Long- Short Equity Fund	Event Driven Fund	Distressed Credit	Multi- Strategy Fund	Total
Balance, December 31, 2009	$14,574	$4,488	$8,651	$3,643	$31,356
Realized gains (losses)	-	-	-	(21)	(21)
Unrealized gains (losses)	(2,128)	3,682	489	770	2,813
Purchases	418	274	307	141	1,140
Sales	-	-	-	(192)	(192)
Issuances	-	-	-	-	-
Balance, December 31, 2010	$12,864	$8,444	$9,447	$4,341	$35,096

The net actuarial gain arising during the period, netted against the amortization of the previously existing actuarial loss during the period, resulted in net other comprehensive loss of $14.8 million in 2011, net other comprehensive loss of $4.9 million in 2010, and net other comprehensive income of $2.0 million in 2009.  Other comprehensive loss attributable to a change in the unfunded projected benefit obligation amounted to a net increase of $41.5 million recognized in prior years.  The cumulative net amount of $59.2 million represents the excess of the projected benefit obligations of the Company’s pension plans over the fair value of the plans’ assets as of December 31, 2011, compared to a $20.7 million pension asset previously recognized.  The net amount of $38.5 million is reflected as a liability as of December 31, 2011 (see above) with the offset being a reduction in stockholders’ equity. Adjustments to the amount of this pension liability will be recorded in future years, as required, based upon periodic re-evaluation of the funded status of the Company’s pension plans.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[8] Employee Benefit Plans (continued)

The Company’s plans have benefit obligations in excess of the fair value of the plans’ assets.  The following table provides information relating to each of the plans’ benefit obligations compared to the fair value of its assets as of December 31, 2011 and 2010 (in thousands):

	2011			2010
		Benefit			Benefit
	Pension	Equalization		Pension	Equalization
	Plan	Plan	Total	Plan	Plan	Total
Projected benefit obligation	$96,930	$3,726	$100,656	$84,952	$3,194	$88,146
Accumulated benefit obligation	96,930	3,726	100,656	84,952	3,194	88,146
Fair value of plan assets	62,105	-	62,105	61,702	-	61,702

Projected benefit obligation greater than fair value of plan assets	34,825	3,726	38,551	23,250	3,194	26,444

Accumulated benefit obligation greater than fair value of plan assets	$34,825	$3,726	$38,551	$23,250	$3,194	$26,444

The Company has several contributory Section 401(k) plans which cover its executive, professional, administrative and clerical employees, subject to certain specified service requirements.  The 401(k) expense provision approximated $4.2 million in 2011, $2.4 million in 2010, and $4.3 million in 2009.  The Company’s contribution is based on a non-discretionary match of employees’ contributions, as defined.

The Company has multiple cash-based compensation plans and a stock-based incentive compensation plan for key employees which are generally based on the Company’s achievement of a certain level of profit.  For information on the Company’s stock-based incentive compensation plan, see Note 11.

Multiemployer Plans

The Company also contributes to various multi-employer union retirement plans under collective bargaining agreements which provide retirement benefits for substantially all of its union employees.  The Company’s participation in the plans that it considers to be significant for the annual period ended December 31, 2011, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2011 and 2010 is for the plan’s year-end at December 31, 2010, and December 31, 2009, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. Finally, the acquisitions of Fisk, Anderson, Frontier-Kemper, WDF, FSE, Nagelbush, Lunda, and Becho during 2011 have increased the number of employees covered by the Company’s multiemployer plans and contributions made.  Aside from these acquisitions, there were no other significant changes that affect the comparability of 2009 through 2011 contributions. Under the Employee Retirement Income Security Act, a contributor to a multi-employer plan is liable, only upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability.  The Company currently has no intention of withdrawing from any of the multiemployer pension plans in which it participates.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

		Pension Protection Act Zone Status			Company Contributions (amounts in millions)				Exp. Date of
Pension Fund	EIN/Pension Plan Number	2011	2010	FIP/RP Status Pending Or Implemented	2011	2010	2009	Surcharge Imposed	Collective Bargaining Agreement
Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Account	13-6123601 / 001	Green	Green	No	6.3 (a)	-	-	No	5/8/13

Steamfitters Industry Pension Fund	13-6149680 / 001	Yellow	Yellow	Yes	3.5 (a)	-	-	No	6/30/14

Excavators Union Local 731 Pension Fund	13-1809825 / 002	Green	Green	No	2.9	2.8	0.9	No	6/30/12

(a)	Amounts pertaining to plans from one of the Company’s newly acquired entities during 2011, and as such, there were no contributions made in 2010 or 2009.

In addition to the individually significant plans described above, the Company also contributed approximately $29.8 million in 2011, $18.7 million in 2010, and $25.1 million in 2009 to other multiemployer pension plans.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[9] Contingencies and Commitments

The Company and certain of its subsidiaries are involved in litigation and are contingently liable for commitments and performance guarantees arising in the ordinary course of business. The Company and certain of its clients have made claims arising from the performance under its contracts. The Company recognizes certain significant claims for recovery of incurred cost when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims.  In addition, because most contingencies are resolved over long periods of time, liabilities may change in the future due to various factors.

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

Between 2005 and 2010, the court granted certain Joint Venture motions and LAMTA capitulated on others which reduced the number of false claims LAMTA may seek and limited LAMTA’s claims for damages and penalties.  In September 2010, LAMTA dismissed its remaining claims and agreed to pay the entire amount of the Joint Venture’s remaining claims plus interest.   The Court subsequently entered judgment in favor of TSP and against LAMTA in the amount of $3 million.  This amount is after deducting the amount of $0.5 million, representing the tunnel handrail verdict plus accrued interest against TSP.  The parties filed post-trial motions for costs and fees.  The Court ruled TSP’s Sureties could recover costs, MTA could recover costs for the tunnel handrail trial, and no party could recover attorneys’ fees.  In April 2011, TSP filed a notice of appeal regarding the false claims jury verdict on the tunnel handrail claim and other issues, and LAMTA subsequently filed its notice of cross-appeal.  In October 2011, TSP filed a notice of appeal regarding the Court’s order denying TSP and its Sureties’ request for attorneys’ fees.  The appeal of this case is expected to take at least a year.

The Company does not expect this matter to have any material effect on its consolidated financial statements.

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

Certain of PKC’s claims have been presented to a Disputes Review Board (“DRB”) which consists of three construction experts chosen by the parties. To date, five DRB panels have issued thirteen awards and several interim decisions in favor of PKC’s claims, amounting to total awards to PKC in excess of $128 million, of which $110 million were binding awards.

In December 2010, the Suffolk County Superior Court granted MHD’s motion for summary judgment to vacate the Third DRB Panel’s awards to PKC for approximately $55 million.  The Court granted the motion on the grounds that the arbitrators do not have authority to decide whether particular claims are subject to the arbitration provision of the contract.  MHD subsequently moved to vacate approximately $12 million of the Fourth DRB Panel’s total awards to PKC on the same arbitrability basis that the Third DRB’s awards were vacated.  In October 2011, the Suffolk County Superior Court followed its earlier arbitrability rulings holding that the Fourth DRB exceeded its authority in deciding arbitrability with respect to certain of the Fourth DRB Panel’s awards (approximately $8 million of the $12 million discussed above).  PKC has filed a notice of appeal regarding the Court’s ruling, and this appeal is expected to take at least a year.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[9] Contingencies and Commitments (continued)

Subject to the results of further proceedings as a result of the PKC’s appeal of the Court’s decisions with respect to the Third and Fourth DRB Panel’s awards to PKC, hearings before the DRB are scheduled to continue through early 2012 and the remaining claims to be decided by the DRB primarily consist of interest awards on the previous DRB rulings in PKC’s favor.  In February 2012, PKC received a $22 million payment for an interest award associated with the Second DRB panel’s awards to PKC.  The parties are currently participating in settlement discussions.

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

In March 2011, the Company filed its claim and complaint with the New York State Court of Claims and served to the New York State Attorney General’s Office, in the amount of $53.8 million.  In May 2011, the NYSDOT filed a motion to dismiss the Company’s claim on the grounds that the Company had not provided required documentation for project closeout and filing of a claim.  In September 2011, the Company reached agreement on final payment with the Comptroller’s Office on behalf of the NYSDOT which resulted in an amount of $0.5 million payable to the Company and formally closed out the project, which will allow the Company’s claim to be re-filed.  The Company will re-file its claim in the amount of $53.8 million in early 2012.

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

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[9] Contingencies and Commitments (continued)

In April 2011, the American Arbitration Association granted PBC’s request for consolidation of claims.  All claims will be arbitrated. The arbitration hearing schedule was set and is expected to conclude in September 2012.

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

The court assigned an April 2012 trial date; however, the parties are still participating in settlement discussions and agreed to submit to a mediation which is expected to occur in the first half of 2012.

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

DMI and Fisk filed liens in Nevada for approximately $44 million, representing unreimbursed costs to date and lost profits, including anticipated profits.  Other unaffiliated subcontractors have also filed liens. In June 2009, DMI filed suit against Turnberry West Construction, Inc. (“Turnberry”), the general contractor, in the 8th Judicial District Court, Clark County, Nevada, and in May 2010, the court entered an order in favor of DMI for approximately $45 million.  DMI is uncertain as to Turnberry’s present financial condition.

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

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[9] Contingencies and Commitments (continued)

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

The Company achieved substantial completion of the Project in December 2009, and MGM opened the Project to the public on the same date.  In March 2010, the Company filed suit against MGM and certain other property owners in the Clark County District Court alleging several claims including breach of contract, among other items.  In March 2010, the Company also filed a $491 million mechanic’s lien against the Project.

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

In May 2010, MGM filed a counterclaim and third party complaint against the Company and its subsidiary Perini Building Company.  The court granted the Company and MGM’s joint motion to consolidate all subcontractor initiated actions into the main CityCenter lawsuit.  A trial date has been set for February 2013. MGM has filed a motion to demolish the Harmon Tower, one of the CityCenter buildings.  The Company has opposed the motion and a hearing on the motion is set for March 2012.

In public statements, MGM asserted its intent to enter into settlement discussions directly with subcontractors under contract with the Company.  As of December 2011, MGM has reached agreements with subcontractors to settle at a discount $301 million of amounts previously billed to MGM.  The Company has reduced and will continue to reduce amounts included in revenues, cost of construction operations, accounts receivable and accounts payable for the reduction in subcontractor pass-through billings, which the Company would not expect to have an impact on recorded profit.  At December 31, 2011, the Company had approximately $192 million recorded as contract receivables for amounts due and owed to the Company and its subcontractors.  In December 2011, a portion of the amounts owed to one of the Company’s subsidiaries, Fisk, was settled for approximately $15 million.  Included in the Company’s receivables are pass-through subcontractor billings for contract work and retention, and other requests for equitable adjustment for additional work in the amount of $63 million.   As pass-through subcontractor billings are settled, the Company will reduce its mechanic’s lien as appropriate. As of December 31, 2011, the Company’s mechanic’s lien has been reduced to $313 million.

With respect to alleged losses at the Harmon Hotel, the Company has contractual indemnities from the responsible subcontractor, as well as existing insurance coverage that it expects will be available and sufficient to cover any liability that may be associated with this matter.  The Company’s insurance carrier initiated legal proceedings seeking declaratory relief that their insurance policies do not provide for defense or coverage for matters pertaining to the Harmon Towers.  The Company is not aware of a basis for other claims that would amount to material offsets against what MGM owes to the Company.  The Company does not expect this matter to have any material effect on its consolidated financial statements.

Management has made an estimate of the total anticipated recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[9] Contingencies and Commitments (continued)

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

The Company does not expect this matter to have any material effect on its consolidated financial statements.

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

The Court set trial for September 2012.   The Company does not expect this matter to have any material effect on its consolidated financial statements.

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

The Company has tendered its claim to the NYCTA Owner Controlled Insurance Program (“OCIP”) and to Chartis Claims, Inc. (“Chartis”), its insurance carrier.  Coverage was denied in January 2011.  The OCIP and general liability carriers have filed a declaratory relief action in the United States District Court, Southern District of New York against the Company seeking court determination that no coverage is afforded under their policies.  The Company believes it has legal entitlement to recover costs under the policies and intends to defend and pursue its claim against the carriers for breach of contract and appropriate associated causes of action.  The Company filed a lawsuit against certain underwriters at Lloyds, London, the excess carrier, Illinois National Insurance Company, the Insurance Company of the State of Pennsylvania, and National Union Fire Insurance Company of Pittsburgh, Pennsylvania, with respect to this claim in the Commonwealth of Massachusetts, Suffolk County Superior Court, in June 2011.  This case will be dismissed and the dispute will be heard in the New York action.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[9] Contingencies and Commitments (continued)

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

In April 2010, King County filed a lawsuit alleging damages in the amount of $74 million, plus costs, for VPFK’s failure to complete specified components of the project in the King County Superior Court, State of Washington. Shortly thereafter, VPFK filed a counterclaim in the amount of approximately $75 million, seeking reimbursement for additional costs incurred as a result of differing site conditions, King County’s defective specifications, for damages sustained on VPFK’s tunnel boring machines (“TBM”), and increased costs as a result of hyperbaric interventions. VPFK’s claims related to differing site conditions, defective design specifications, and damages to the TBM were presented to a Dispute Resolution Board (“DRB”).  King County amended the amount sought in its lawsuit to approximately $132 million.  In August 2011, the DRB generally found that King County was liable to VPFK for VPFK’s claims for encountering differing site conditions, including damages to the TBM, but not on VPFK’s alternative theory of defective specifications.  King County has proposed the parties mediate the hyperbaric work claim. VPFK agreed to this request.

Trial is currently set for September 2012.

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

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[9] Contingencies and Commitments (continued)

In response, Transit notified Travelers Casualty and Surety Company of America (“Travelers”), FSE’s surety, of its intent to default FSE from the contract for failure to perform. Transit filed a suit against Travelers in May 2011, in the Supreme Court of the State of New York, seeking compensation for damages allegedly suffered by Transit as a result of the actions of FSE and Travelers. The cause and amount of the damages are not specified in the suit; however, the damages are for an amount in excess of $25 million up to the contract amount of $36 million.  By an agreement executed in June 2011, Travelers tendered defense to FSE.

The ultimate financial impact of Transit’s lawsuit is not yet determinable.  Management has made an estimate of the total anticipated recovery on the submitted claims and it is included in revenue recorded to date.  To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.  Additionally, pursuant to the terms of the merger agreement with the former shareholders of GreenStar, the Company has contractual indemnities for claim losses allowed for by the GreenStar Indemnity Holdbacks as described in Note 2 above.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[10] Capital Stock

(a)  Common Stock
On September 8, 2008, the Company’s shareholders approved an increase in the number of authorized shares of common stock from 40 million shares to 75 million shares.  On the same day, the Company acquired all of the outstanding shares of Tutor-Saliba in exchange for 22,987,293 shares of the Company’s common stock.  These shares are subject to certain liquidation restrictions contained in a shareholders agreement between Mr. Tutor, the Company and other former Tutor-Saliba shareholders.  As of December 31, 2011, Mr. Tutor had beneficial ownership of approximately 10,837,575 million shares of the Company’s common stock.

(b)  Common Stock Repurchase Program
On March 19, 2010, the Company’s Board of Directors extended the common stock repurchase program put into place on November 13, 2008.  The program allowed the Company to repurchase up to $100 million of its common stock through March 31, 2011, at which time the program expired.

There were no repurchases made during 2011 and 2009. During 2010, the Company repurchased 2,164,840 shares under the program for an aggregate purchase price of $39.4 million. On a cumulative basis during 2008 through 2010, the Company repurchased 4,168,238 shares under the program for an aggregate purchase price of $71.2 million, or an average purchase price per share of $17.08.

(c)  Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock.  At December 31, 2011 and 2010, there were no preferred shares issued and outstanding.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[11] Stock-Based Compensation

(a)  Tutor Perini Corporation Long-Term Incentive Plan
The Company is authorized to grant up to 6,900,000 stock-based compensation awards to key executives, employees and directors of the Company under the Tutor Perini Corporation Long-Term Incentive Plan (the “Plan”).  The Plan allows stock-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, deferred stock awards and dividend equivalent rights.  The terms and conditions of the awards granted are established by the Compensation Committee of the Company’s Board of Directors who also administers the Plan.

The Company recognized total compensation expense of $8.8 million, $12.8 million and $12.5 million in 2011, 2010 and 2009, respectively, related to stock-based compensation awards which is included in general and administrative expenses in the Consolidated Statements of Operations.  Income tax benefits of $3.3 million, $4.5 million and $4.2 million in 2011, 2010 and 2009, respectively, have been recognized relating to these awards.  A total of 1,706,858 shares of common stock are available for future grant under the Plan at December 31, 2011.

Restricted Stock Awards
Restricted stock awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain pre-established pre-tax income performance targets. Upon vesting, each award is exchanged for one share of the Company’s common stock.  The grant date fair values of these awards are determined based on the closing price of either the award date (if subject only to service conditions), or, if later, the date that the Compensation Committee establishes the applicable performance-target (if subject to performance conditions).  The related compensation expense is amortized over the applicable requisite service period.  As of December 31, 2011, the Compensation Committee has approved the award of an aggregate of 4,092,500 restricted stock awards to eligible participants.   During 2011, the Compensation Committee approved the award of 102,500 restricted stock awards, cancelled 107,500 restricted stock awards and replaced these with 145,000 new restricted stock awards.  Additionally, 186,666 restricted stock awards were forfeited during 2011.  During 2010, the Compensation Committee approved the award of 210,000 restricted stock awards, and 45,000 restricted stock awards were forfeited.  During 2009, the Compensation Committee approved the award of 975,000 restricted stock units, and 90,000 restricted stock awards were forfeited.

The awards granted in 2011, 2010, and 2009 had a weighted-average grant date fair value of $19.03, $20.44, and $20.71, respectively.  The grant date fair value is determined based on the closing price of the Company’s common stock on the date of grant.

The Company recognized compensation expense of $5.7 million, $9.5 million, and $9.8 million in 2011, 2010, and 2009, respectively, related to the restricted stock awards which is included in general and administrative expenses.  As of December 31, 2011, there was $9.4 million of unrecognized compensation cost related to the unvested awards which, absent significant forfeitures in the future, is expected to be recognized over a weighted-average period of approximately 2.3 years.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[11] Stock-Based Compensation (continued)

(a) Tutor Perini Corporation Long-Term Incentive Plan (continued)

A summary of restricted stock awards activity during the year ended December 31, 2011 is as follows:

		Weighted Average	Aggregate
	Number	Grant Date	Intrinsic
	of Shares	Fair Value	Value
Total Awarded and Unvested - January 1, 2011	1,220,833	$21.62	$26,138,035
Vested	(258,333)	20.72	4,805,492
Granted	517,498	19.03	6,385,925
Forfeited	(186,666)	25.59	-
Cancelled	(107,500)	26.19	-
Total Granted and Unvested	1,185,832	19.65	14,633,167
Approved for grant	431,669	(a)	5,326,795
Total Awarded and Unvested – December 31, 2011	1,617,501	n.a.	19,959,962

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

The outstanding unvested awards at December 31, 2011 are scheduled to vest as follows, subject where applicable to the achievement of performance targets.  As described above, certain performance targets have not yet been established.

Number
Vesting Date	of Awards

2012	208,332
2013	950,000
2014	459,169
Total	1,617,501

Approximately 238,750 of the unvested awards will vest based on the satisfaction of service requirements and 1,378,751 will vest based on the satisfaction of both service requirements and the achievement of pre-tax income performance targets.

Stock Options
Stock option awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain pre-established pre-tax income performance targets. The grant date fair values of these awards are determined based on the Black-Scholes option price model on either the award date (if subject only to service conditions), or, if later, the date that the Compensation Committee establishes the applicable performance-target (if subject to performance conditions).  The related compensation expense is amortized over the applicable service period.  The exercise price of the options is equal to the closing price of the Company’s common stock on the date the awards were approved by the Compensation Committee, and the awards expire ten years from the award date. As of December 31, 2011, the Compensation Committee has approved the award of an aggregate of 1,685,465 stock option awards to eligible participants.  During 2011, the Compensation Committee approved the award of 70,465 stock option awards, and cancelled 95,000 stock option awards and replaced these with 140,000 stock option awards.  Additionally, 80,000 stock option awards were forfeited during 2011.  During 2010, there were no stock option awards approved.  During 2009, the Compensation Committee approved the award of 750,000 stock options.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[11] Stock-Based Compensation (continued)

(a) Tutor Perini Corporation Long-Term Incentive Plan (continued)

The Company recognized compensation expense of $3.1 million, $3.3 million, and $2.7 million in 2011, 2010 and 2009, respectively, related to stock option grants which is included in general and administrative expenses.  As of December 31, 2011, there was $3.9 million of unrecognized compensation cost related to the outstanding options which, absent significant forfeitures in the future, is expected to be recognized over a weighted-average period of approximately 2.3 years.

A summary of stock option activity under the Plan during the year ended December 31, 2011 is as follows:

		Weighted Average
	Number	Grant Date	Exercise
	of Shares	Fair Value	Price
Total Awarded and Outstanding - January 1, 2011	1,040,000	$11.18	$20.50
Granted	360,465	9.31	16.29
Forfeited	(80,000)	14.84	26.19
Cancelled	(95,000)	14.84	26.19
Total Granted and Outstanding	1,225,465	10.11	18.45
Approved for grant	300,000	(a)	20.33
Total Awarded and Outstanding - December 31, 2011	1,525,465	n.a.	18.82

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

There were 340,465 options that have vested and were exercisable at December 31, 2011 at a weighted average exercise price of $19.55 per share. Of the remaining options outstanding, approximately 650,000 of the outstanding options will vest based on the satisfaction of service requirements and 535,000 will vest based on the satisfaction of both service requirements and the achievement of pre-tax income performance targets.

The outstanding options had no intrinsic value and a weighted-average remaining contractual life of 7.5 years at December 31, 2011.

The following table details the key assumptions used in determining the fair values of awards granted during the past 3 years based on the Black-Scholes option pricing model:

	Grant dates established during:
	2011				2010	2009
Awarded during	2011	2011	2011	2009 (a)	2009 (a)	2009 (a)
Number of options	140,000	30,000	40,465	150,000	150,000	150,000
Risk-free interest rate	1.13%	1.25%	0.89%	2.74%	2.65%	2.65%
Expected life of options	6.0 yearss	6.5 yearss	5.0 yearss	6.5 yearss	5.7 years	5.5 years
Expected volatility of underlying stock	49.86%	48.70%	51.62%	46.94%	48.38%	51.11%
Expected quarterly dividends (per share)	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

(a)
During 2009, the Compensation Committee approved the award of 750,000 stock options that vest in five equal annual installments from 2010 to 2014 subject to the achievement of pre-tax income performance targets established by the Compensation Committee.  The Compensation Committee has established the pre-tax performance target for fiscal years 2009, 2010 and 2011, and these tranches were deemed granted for accounting purposes.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[11] Stock-Based Compensation (continued)

(b)  Special Equity Incentive Plan
The Company was authorized to grant up to 3,000,000 non-qualified stock options to key executives, employees and directors of the Company under the Special Equity Incentive Plan (the “Special Equity Plan”).  No options were granted under the Special Equity Plan in 2011, 2010 or 2009.  In accordance with its provisions, the Special Equity Plan terminated on May 25, 2010; however, it continued to govern any then outstanding unexercised and unexpired options.  There were no options exercised in 2011.  During 2010, 15,000 options were exercised with an intrinsic value of $0.2 million and a weighted average exercise price of $4.50 per share.  During 2009, 7,500 stock options were exercised with an intrinsic value of $0.1 million and a weighted average exercise price of $4.50 per share.  As of December 31, 2011, there were no outstanding options under the Special Equity Plan.

[12] Unaudited Quarterly Financial Data

The following table sets forth unaudited quarterly financial data for the years ended December 31, 2011 and 2010 (in thousands, except per share amounts):

	2011 by Quarter
	1st	2nd	3rd	4th

Revenues	$615,289	$819,858	$1,166,410	$1,114,760
Gross profit	62,463	87,210	120,355	125,313
Net income	6,929	19,694	35,477	24,048

Basic earnings per common share	$0.15	$0.42	$0.75	$0.51

Diluted earnings per common share	$0.14	$0.41	$0.74	$0.50

	2010 by Quarter
	1st	2nd	3rd	4th

Revenues	$865,075	$914,376	$731,806	$687,953
Gross profit	76,133	98,912	90,670	72,133
Net income	20,933	32,725	30,933	18,909

Basic earnings per common share	$0.43	$0.67	$0.65	$0.40

Diluted earnings per common share	$0.42	$0.66	$0.65	$0.40

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[13] Business Segments

During 2011, the Company’s chief operating decision maker was the Chairman and Chief Executive Officer who decides how to allocate resources and assess performance of the business segments.  Generally, the Company evaluates performance of its operating segments on the basis of income from operations and cash flow.

As discussed in Note 4, during the third quarter of 2011 the Company completed a reorganization which resulted in the formation of the Specialty Contractors reporting segment.  The Specialty Contractors reporting segment consists of the following subsidiary companies: WDF, FSE, Nagelbush, Fisk, Powerco, DMI (all previously included in the Building reporting segment), and Superior Gunite (previously included in the Civil reporting segment).  The reorganization enables the Company to focus on vertical integration through increased self-performed work capabilities while maintaining the specialty contractors business with third parties, and it will strengthen the Company’s position as a full-service contractor with greater control over scheduled delivery and risk management.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[13] Business Segments (continued)

The following tables set forth certain reportable segment information relating to the Company’s operations for each of the three years in the period ended December 31, 2011 (in thousands).  In accordance with the accounting guidance on segment reporting, the Company has restated the comparative prior period information for the reorganized reportable segments.  The Company has also restated comparative prior period information to allocate intersegment eliminations of $211.1 million, $88.9 million, and $162.4 million for 2011, 2010 and 2009 revenues, respectively, into the applicable Building, Civil or Management Services reporting unit that the Specialty Contractors reporting segment has provided services to:

	Reportable Segments
			Specialty	Management				Consolidated
	Building	Civil	Contractors	Services	Totals	Corporate		Total
2011
Total Revenues	$1,952,030	$896,896	$802,535	$275,975	$3,927,436	$-		$3,927,436
Elimination of intersegment revenues	(126,562)	(11,651)	(75)	(72,831)	(211,119)	-		(211,119)
Revenues from external customers	1,825,468	885,245	802,460	203,144	3,716,317	-		3,716,317
Income from Construction Operations	46,262	78,546	65,582	22,322	212,712	(44,336	) (a)	168,376
Assets	1,125,632	1,102,471	597,986	182,583	3,008,672	604,455	(b)	3,613,127
Capital Expenditures	1,293	49,892	4,727	8,020	63,932	4,419		68,351

2010
Total Revenues	$2,300,574	$670,172	$112,860	$204,526	$3,288,132	$-		$3,288,132
Elimination of intersegment revenues	(77,059)	(3,043)	-	(8,820)	(88,922)	-		(88,922)
Revenues from external customers	2,223,515	667,129	112,860	195,706	3,199,210	-		3,199,210
Income from Construction Operations	89,236	88,122	6,281	22,153	205,792	(33,480	) (a)	172,312
Assets	1,152,439	626,396	80,502	147,921	2,007,258	771,962	(b)	2,779,220
Capital Expenditures	4,069	25,638	108	1,997	31,812	1,108		32,920

2009
Total Revenues	$4,446,397	$361,507	$201,087	$305,352	$5,314,343	$-		$5,314,343
Elimination of intersegment revenues	(162,377)	-	-	-	(162,377)	-		(162,377)
Revenues from external customers	4,284,020	361,507	201,087	305,352	5,151,966	-		5,151,966
Income from Construction Operations	137,460	44,268	18,040	53,447	253,215	(41,672	) (a)	211,543
Assets	1,450,430	562,728	130,305	293,177	2,436,640	384,014	(b)	2,820,654
Capital Expenditures	19,239	13,624	432	5	33,300	9,439		42,739

(a)	Consists of corporate general and administrative expenses.
(b)	Consists principally of cash and cash equivalents, corporate transportation equipment, construction equipment, and other investments available for general corporate purposes.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[13] Business Segments (continued)

Revenues from the Resorts World New York Casino at Aqueduct Racetrack in Jamaica, New York for Genting New York, LLC in the Building segment totaled approximately $537 million (or 14% of total revenues) in 2011. Revenues from The Cosmopolitan project Las Vegas, Nevada for Deutsche Bank in the Building segment totaled approximately $518 million (or 16% of total revenues) in 2010.  Revenues from the McCarran Airport Terminal 3 project Las Vegas, Nevada for the Clark County Department of Aviation in the Building segment totaled approximately $515 million (or 15% of total revenues) in 2010.  Revenues from Project CityCenter in Las Vegas, Nevada for MGM MIRAGE in the Building segment totaled approximately $1,968 million (or 38% of total revenues) in 2009.

Information concerning principal geographic areas is as follows (in thousands):

	Revenues
	2011	2010	2009

United States	$3,508,349	$3,037,940	$4,853,477
Foreign and U.S. Territories	207,968	161,270	298,489

Total	$3,716,317	$3,199,210	$5,151,966

	Income (Loss) from Construction Operations
	2011	2010	2009

United States	$184,268	$182,193	$202,852
Foreign and U.S. Territories	28,444	23,599	50,363
Corporate	(44,336)	(33,480)	(41,672)

Total	$168,376	$172,312	$211,543

	Assets
	2011	2010	2009

United States	$3,460,470	$2,610,848	$2,665,513
Foreign and U.S. Territories	152,657	168,372	155,141

Total	$3,613,127	$2,779,220	$2,820,654

Income from construction operations has been allocated geographically based on the location of the job site.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Continued)

[14] Related Party Transactions

The Company leases certain facilities from Ronald N. Tutor, the Company’s chairman and chief executive officer, and an affiliate owned by Mr. Tutor under non-cancelable operating lease agreements with monthly payments of $0.2 million, which increase at 3% per annum beginning August 1, 2009 and expire on July 31, 2016.  Lease expense for these leases, recorded on a straight-line basis, was $2.3 million for each of the years ended December 31, 2011, 2010 and 2009.

The Vice Chairman of O&G Industries, Inc. (“O&G”) is a director of the Company.  O&G occasionally participates in joint ventures with the Company.  The Company’s share of revenues related to these joint ventures amounted to $5.5 million (or less than 1%) and $1.2 million (or less than 1%) of the Company’s consolidated revenues in 2009.  No revenues were earned from such joint ventures during 2010.  As of December 31, 2011, the Company has a 30% interest in a joint venture with O&G as the sponsor for a highway reconstruction project with an estimated total contract value of approximately $357 million.  The Company’s participation in this joint venture was reviewed and approved by the Audit Committee of the Board of Directors of the Company in accordance with the Company’s policy.  The cumulative holdings of O&G as of December 31, 2011, 2010 and 2009 was 600,000 shares, or 1.27% of total common shares outstanding at December 31, 2011.

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

[15] Separate Financial Information of Subsidiary Guarantors of Indebtedness

As discussed in Note 5, the Company’s obligation to pay principal and interest on its 7.625% senior unsecured notes due November 1, 2018 is guaranteed on a joint and several basis by substantially all of the Company’s existing and future subsidiaries that guarantee obligations under the Company’s Amended Credit Agreement, with certain exceptions (the “Guarantors”).  The guarantees are full and unconditional and the Guarantors are 100%-owned by the Company.  The following supplemental condensed consolidating financial information reflects the summarized financial information of the Company, the Guarantors and the Company’s non-guarantor subsidiaries on a combined basis.

Index

CONDENSED CONSOLIDATING BALANCE SHEET - DECEMBER 31, 2011
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and Cash Equivalents	$134,936	$52,492	$16,812	$-	$204,240
Restricted Cash	26,985	8,452	-	-	35,437
Accounts Receivable	106,540	1,257,384	10,173	(99,066)	1,275,031
Costs and Estimated Earnings in Excess of Billings	103,418	254,828	152	-	358,398
Deferred Income Taxes	-	-	-	-	-
Other Current Assets	53,513	48,218	2,767	(27,570)	76,928
Total Current Assets	425,392	1,621,374	29,904	(126,636)	1,950,034

Long-term Investments	62,311	-	-	-	62,311

Property and Equipment, net	49,343	436,921	5,113	-	491,377
Intercompany Notes and Receivables	9,232	705,371	(10,761)	(703,842)	-
Other Assets:
Goodwill	-	892,602	-	-	892,602
Intangible Assets, net	-	197,999	-	-	197,999
Investment in Subsidiaries	2,431,150	300	50	(2,431,500)	-
Other	13,830	9,183	20,375	(24,584)	18,804
	$2,991,258	$3,863,750	$44,681	$(3,286,562)	$3,613,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$36,105	$23,854	$-	$-	$59,959
Accounts Payable	40,072	844,664	55	(99,066)	785,725
Billings in Excess of Costs and Estimated Earnings	58,877	325,371	34	-	384,282
Accrued Expenses and Other Current Liabilities	39,870	123,598	27,370	(27,570)	163,268
Total Current Liabilities	174,924	1,317,487	27,459	(126,636)	1,393,234

Long-term Debt, less current maturities	507,482	129,650	-	(24,584)	612,548

Deferred Income Taxes	89,798	8,123	-	-	97,921

Other Long-term Liabilities	104,740	4,857	-	-	109,597

Contingencies and Commitments

Intercompany Notes and Advances Payable	714,487	(15,835)	5,190	(703,842)	-

Stockholders’ Equity	1,399,827	2,419,468	12,032	(2,431,500)	1,399,827

	$2,991,258	$3,863,750	$44,681	$(3,286,562)	$3,613,127

Index

CONDENSED CONSOLIDATING BALANCE SHEET - DECEMBER 31, 2010
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and Cash Equivalents	$222,156	$220,086	$29,136	$-	$471,378
Restricted Cash	23,550	-	-	-	23,550
Accounts Receivable	116,718	802,059	643	(38,806)	880,614
Costs and Estimated Earnings in Excess of Billings	83,337	55,960	152	-	139,449
Deferred Income Taxes	3,515	222	-	-	3,737
Other Current Assets	9,833	22,784	9,993	(296)	42,314
Total Current Assets	459,109	1,101,111	39,924	(39,102)	1,561,042

Long-term Investments	88,129	-	-	-	88,129

Property and Equipment, net	44,065	312,965	5,407	-	362,437
Intercompany Notes and Receivables	(4,331)	565,701	(5,196)	(556,174)	-
Other Assets:
Goodwill	-	621,920	-	-	621,920
Intangible Assets, net	-	132,551	-	-	132,551
Investment in Subsidiaries	1,696,321	-	-	(1,696,321)	-
Other	8,015	4,751	375	-	13,141
	$2,291,308	$2,738,999	$40,510	$(2,291,597)	$2,779,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$6,198	$15,136	$-	$-	$21,334
Accounts Payable	48,139	643,462	747	(38,806)	653,542
Billings in Excess of Costs and Estimated Earnings	20,424	179,293	33	-	199,750
Accrued Expenses and Other Current Liabilities	17,880	60,267	15,637	(296)	93,488
Total Current Liabilities	92,641	898,158	16,417	(39,102)	968,114

Long-term Debt, less current maturities	316,113	58,237	-	-	374,350

Deferred Income Taxes	78,525	557	-	-	79,082

Other Long-term Liabilities	36,121	8,559	-	-	44,680

Contingencies and Commitments

Intercompany Notes and Advances Payable	454,914	86,188	15,072	(556,174)	-

Stockholders’ Equity	1,312,994	1,687,300	9,021	(1,696,321)	1,312,994

	$2,291,308	$2,738,999	$40,510	$(2,291,597)	$2,779,220

Index

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2011
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$300,791	$3,630,262	$-	$(214,736)	$3,716,317
Cost of Operations	260,251	3,288,739	(13,278)	(214,736)	3,320,976

Gross Profit	40,540	341,523	13,278	-	395,341

General and Administrative Expenses	64,472	160,926	1,567	-	226,965

INCOME FROM CONSTRUCTION OPERATIONS	(23,932)	180,597	11,711	-	168,376

Equity in Earnings of Subsidiaries	118,521	-	-	(118,521)	-
Other Income (Expense), net	5,292	(919)	48	-	4,421
Interest Expense	(32,741)	(3,009)	-	-	(35,750)

Income before Income Taxes	67,140	176,669	11,759	(118,521)	137,047

Provision for Income Taxes	19,008	(65,544)	(4,363)	-	(50,899)

NET INCOME	$86,148	$111,125	$7,396	$(118,521)	$86,148

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2010
(In Thousands)
	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$467,259	$2,830,896	$(1)	$(98,944)	$3,199,210
Cost of Operations	372,737	2,593,529	(5,960)	(98,944)	2,861,362

Gross Profit	94,522	237,367	5,959	-	337,848

General and Administrative Expenses	50,020	114,383	1,133	-	165,536

INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	44,502	122,984	4,826	-	172,312

Equity in Earnings of Subsidiaries	80,606	-	-	(80,606)	-
Other Income (Expense), net	(1,544)	(690)	(46)	-	(2,280)
Interest Expense	(7,727)	(2,499)	(338)	-	(10,564)

Income (Loss) before Income Taxes	115,837	119,795	4,442	(80,606)	159,468

(Provision) Credit for Income Taxes	(12,337)	(42,072)	(1,559)	-	(55,968)

NET INCOME	$103,500	$77,723	$2,883	$(80,606)	$103,500

Index

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

Index

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2011
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net income	$86,148	$111,125	$7,396	$(118,521)	$86,148
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	6,143	41,194	294	-	47,631
Equity in earnings of subsidiaries	(118,521)	-	-	118,521	-
Stock-based compensation expense	8,818	-	-	-	8,818
Adjustment of investments to fair value	4,750	-	-	-	4,750
Excess income tax benefit from stock-based compensation	(18)	-	-	-	(18)
Deferred income taxes	8,054	2,800	-	-	10,854
Gain on sale of assets, net	(132)	(584)	-	-	(716)
Gain on bargain purchase	(47)	-	-	-	(47)
Other assets	(659)	58	-	-	(601)
Other long-term liabilities	(8,868)	(3,855)	-	-	(12,723)
Changes in other components of working capital	(18,898)	(164,460)	8,738	-	(174,620)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(33,230)	$(13,722)	$16,428	$-	$(30,524)

Cash Flows from Investing Activities:
Acquisitions, net of cash balances acquired	(341,898)	-	-	-	(341,898)
Business acquisition related payments	(3,000)	-	-	-	(3,000)
Acquisition of property and equipment	(24,549)	(42,198)	-	-	(66,747)
Proceeds from sale of property and equipment	20	10,029	-	-	10,049
Proceeds from sale of available-for-sale securities	21,200	8,991	-	-	30,191
Change in restricted cash	(3,435)	(3,381)	-	-	(6,816)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$(351,662)	$(26,559)	$-	$-	$(378,221)

Cash Flows from Financing Activities:
Proceeds from debt	599,832	101,921	-	-	701,753
Repayment of debt	(488,592)	(66,377)	-	-	(554,969)
Excess income tax benefit from stock-based compensation	18	-	-	-	18
Issuance of common stock and effect of cashless exercise	(191)	-	-	-	(191)
Debt issuance costs	(5,004)	-	-	-	(5,004)
Increase (decrease) in intercompany advances	191,609	(162,857)	(28,752)	-	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$297,672	$(127,313)	$(28,752)	$-	$141,607

Net Increase (Decrease) in Cash and Cash Equivalents	(87,220)	(167,594)	(12,324)	-	(267,138)
Cash and Cash Equivalents at Beginning of Year	222,156	220,086	29,136	-	471,378
Cash and Cash Equivalents at End of Year	$134,936	$52,492	$16,812	$-	$204,240

Index

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

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tutor Perini Corporation
Sylmar, California

We have audited the accompanying consolidated balance sheets of Tutor Perini Corporation and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tutor Perini Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche, LLP

Los Angeles, California

March 2, 2012

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

2.3
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

2.4
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

Exhibit 3.	Articles of Incorporation and By-laws

	3.1	Restated Articles of Organization (incorporated by reference to Exhibit 4 to Form S-2 (File No. 33-28401) filed on April 28, 1989).

	3.2	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.2 to Form S-1 (File No. 333-111338) filed on December 19, 2003).

	3.3	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 12, 2000.)

	3.4	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 11, 2008.)

	3.5	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.5 to Form 10-Q filed on August 10, 2009).

	3.6	Second Amended and Restated By-laws of Tutor Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 24, 2009).

Exhibit 4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1
Shareholders Agreement, dated April 2, 2008, by and among Tutor Perini Corporation, Ronald N. Tutor and the shareholders of Tutor-Saliba Corporation signatory thereto (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 7, 2008).

Index

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

Index

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

10.14
Fourth Amended and Restated Credit Agreement, dated as of May 4, 2011, among Tutor Perini Corporation, the subsidiaries of Tutor Perini named therein, and Bank of America, N.A., and the other lenders that are parties thereto (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 5, 2011).

10.15
Fifth Amended and Restated Credit Agreement, dated as of August 3, 2011, among Tutor Perini Corporation, the subsidiaries of Tutor Perini named therein, and Bank of America, N.A., and the other lenders that are parties thereto (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 4, 2011).

10.16
Promissory Note, dated July 1, 2011, issued by Tutor Perini Corporation to GreenStar IH Rep LLC, in its capacity as the Interest Holder Representative on behalf of certain equity holders of GreenStar (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 6, 2011).

10.17*	Employment Agreement dated as of March 21, 2011, by and between Tutor Perini Corporation and James A. Frost (incorporated by reference to Exhibit 10.1 to Form 8−K filed on March 24, 2011).

10.18*	2009 General Incentive Compensation Plan (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Form DEF 14A filed on April 17, 2009).

Index

Exhibit 21	Subsidiaries of Tutor Perini Corporation - filed herewith.

Exhibit 23	Consent of Independent Registered Public Accounting Firm - filed herewith.

Exhibit 24	Power of Attorney - filed herewith.

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

Exhibit 95	Mine Safety Disclosure – filed herewith.

Exhibit 101**
The following materials from Tutor Perini Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (2) Consolidated Balance Sheets as of December 31, 2011 and 2010, (3) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010, and 2009, (4) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

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