Form 10-Q
period 2012-03-31
TUTOR PERINI Corp
filed 2012-05-04
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at May 2, 2012 was 47,367,950.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

Index

Part I.  – Financial Information

Item 1.  Financial Statements

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2012 AND DECEMBER 31, 2011
(In Thousands, except Share Data)

	March 31, 2012	December 31, 2011
ASSETS
Cash and Cash Equivalents	$190,414	$204,240
Restricted Cash	35,450	35,437
Accounts Receivable, including retainage	1,184,213	1,275,031
Costs and Estimated Earnings in Excess of Billings	377,599	358,398
Deferred Income Taxes	1,958	-
Other Current Assets	87,862	76,928
Total Current Assets	1,877,496	1,950,034

Long-term Investments	46,283	62,311

Property and Equipment (net of Accumulated Depreciation of $117,712 in 2012 and $104,541 in 2011)	490,011	491,377

Other Assets:
Goodwill	893,790	892,602
Intangible Assets, net	192,960	197,999
Other	18,040	18,804
	$3,518,580	$3,613,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$60,916	$59,959
Accounts Payable, including retainage	684,327	785,725
Billings in Excess of Costs and Estimated Earnings	376,391	384,282
Accrued Expenses and Other Current Liabilities	159,612	163,268
Total Current Liabilities	1,281,246	1,393,234

Long-term Debt, less current maturities	617,095	612,548

Deferred Income Taxes	105,683	97,921

Other Long-term Liabilities	111,169	109,597

Contingencies and Commitments

Stockholders’ Equity:
Common Stock - $1 par value: 75,000,000 shares authorized; Shares issued and outstanding: 47,367,950 and 47,329,275, respectively	47,368	47,329
Additional Paid-in Capital	996,313	993,434
Retained Earnings	401,476	402,679
Accumulated Other Comprehensive Loss	(41,770)	(43,615)
Total Stockholders' Equity	1,403,387	1,399,827

	$3,518,580	$3,613,127

  The accompanying notes are an integral part of these consolidated condensed financial statements.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED
	MARCH 31,
	2012	2011

Revenues	$912,534	$615,289

Cost of Operations	826,375	552,826

Gross Profit	86,159	62,463

General and Administrative Expenses	69,196	43,950

INCOME FROM CONSTRUCTION OPERATIONS	16,963	18,513

Other Income (Expense), net	(2,308)	(447)
Interest Expense	(11,082)	(7,155)

Income before Income Taxes	3,573	10,911

Provision for Income Taxes	(4,776)	(3,982)

NET (LOSS) INCOME	$(1,203)	$6,929

BASIC (LOSS) EARNINGS PER COMMON SHARE	$(0.03)	$0.15

DILUTED (LOSS) EARNINGS PER COMMON SHARE	$(0.03)	$0.14

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	47,330	47,100
Effect of Dilutive Stock Options and Restricted Stock Units Outstanding	-	762
DILUTED	47,330	47,862

The accompanying notes are an integral part of these consolidated condensed financial statements.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
 (UNAUDITED) (In Thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2012	2011

Net (Loss) Income	$(1,203)	$6,929

Other Comprehensive Income:

Foreign currency translation (net of tax of $198)	323	44
Change in fair value of investments (net of tax of $154)	202	-
Change in fair value of interest rate swap (net of tax of $420)	(685)	-
Realized loss on sale of investments recorded in Net (Loss) Income (net of tax of $1,219)	2,005	-
Total Other Comprehensive Income	1,845	44

Total Comprehensive Income	$642	$6,973

The accompanying notes are an integral part of these consolidated condensed financial statements.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(In Thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance - December 31, 2011	$47,329	$993,434	$402,679	$(43,615)	$1,399,827

Net (Loss) Income	-	-	(1,203)	-	(1,203)

Other comprehensive income:
Foreign currency translation (net of tax of $198)	-	-	-	323	323
Change in fair value of investments (net of tax of $154)	-	-	-	202	202
Change in fair value of interest rate swap (net of tax of $420)	-	-	-	(685)	(685)
Realized loss on sale of investments recorded in Net (Loss) Income (net of tax of $1,219)	-	-	-	2,005	2,005
Total comprehensive income					642

Tax effect of stock-based compensation	-	(195)	-	-	(195)

Stock-based compensation expense	-	3,419	-	-	3,419

Issuance of common stock, net	39	(345)	-	-	(306)

Balance - March 31, 2012	$47,368	$996,313	$401,476	$(41,770)	$1,403,387

The accompanying notes are an integral part of these consolidated condensed financial statements.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2012	2011
Cash Flows from Operating Activities:
Net (Loss) Income	$(1,203)	$6,929
Adjustments to reconcile Net (Loss) Income to net cash from operating activities:
Depreciation and amortization	15,790	8,043
Stock-based compensation expense	3,419	3,615
Excess income tax benefit from stock-based compensation	-	(18)
Deferred income taxes	5,693	(411)
Loss on sale of investments	2,699	-
Loss (gain) on sale of equipment	(79)	596
Other long-term liabilities	214	(243)
Other non-cash items	1,031	64
Changes in other components of working capital	(52,602)	(66,229)
NET CASH USED IN OPERATING ACTIVITIES	(25,038)	(47,654)

Cash Flows from Investing Activities:
Acquisitions, net of cash balance acquired	-	(70,620)
Business acquisition related payments	(1,188)	(3,000)
Acquisition of property and equipment	(10,649)	(8,932)
Proceeds from sale of property and equipment	3,968	893
Investments in available-for-sale securities	(535)	-
Proceeds from sale of available-for-sale securities	16,553	-
Change in restricted cash	(13)	(8)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	8,136	(81,667)

Cash Flows from Financing Activities:
Proceeds from debt	98,500	58,175
Repayment of debt	(95,107)	(33,119)
Excess income tax benefit from stock-based compensation	-	18
Issuance of common stock and effect of cashless exercise	(307)	-
Debt issuance costs	(10)	(25)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,076	25,049

Net Decrease in Cash and Cash Equivalents	(13,826)	(104,272)
Cash and Cash Equivalents at Beginning of Year	204,240	471,378

Cash and Cash Equivalents at End of Period	$190,414	$367,106

Supplemental Disclosure of Cash Paid During the Period For:
Interest	$3,320	$1,091
Income taxes	$781	$1,296
Supplemental Disclosure of Non-cash Transactions:
Property and equipment acquired through financing arrangements	$2,050	$1,604
Property and equipment additions accrued in accounts payable	$-	$3,331
Grant date fair value of common stock issued for services	$1,421	$717

The accompanying notes are an integral part of these consolidated condensed financial statements.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The unaudited consolidated condensed financial statements presented herein include the accounts of Tutor Perini Corporation and its wholly owned subsidiaries (“Tutor Perini” or the “Company”).  The Company’s interests in construction joint ventures are accounted for using the proportionate consolidation method.  These unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.  In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2012 and December 31, 2011, results of operations and comprehensive income for the three months ended March 31, 2012 and 2011, and cash flows for the three months ended March 31, 2012 and 2011. The results of operations for the three months ended March 31, 2012 are not indicative of the results that may be expected for the year ending December 31, 2012 because, among other reasons, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.

(2)	Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to such financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  During the three months ended March 31, 2012, the Company adopted the following accounting pronouncements that were issued in 2011:

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

In June 2011, the FASB issued a staff position which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This update eliminates the option to present components of other comprehensive income as part of the statement of equity. The adoption of this update has not had a material effect on the Company's consolidated financial statements.

In September 2011, the FASB issued a staff position that gives an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment. An entity that adopts this option will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not less than its carrying value. On January 1, 2012, the Company adopted this option. The adoption of this option has not had a material effect on the Company’s consolidated financial statements, but it may impact the manner in which the Company performs testing for goodwill impairment.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In accordance with normal practice in the construction industry, the Company includes in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year.  Costs and estimated earnings in excess of billings related to the Company’s contracts and joint venture contracts at March 31, 2012 and December 31, 2011, consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Unbilled costs and profits incurred to date*	$128,101	$107,645
Unapproved change orders	102,011	136,704
Claims	147,487	114,049
	$377,599	$358,398

*	Represents the excess of contract costs and profits recognized to date on the percentage of completion accounting method over the amount of contract billings to date on certain contracts.

Of the balance of “Unapproved change orders” and “Claims” included above in costs and estimated earnings in excess of billings at March 31, 2012 and December 31, 2011, approximately $76.6 million and $85.2 million, respectively, are amounts subject to pending litigation or dispute resolution proceedings as described in Note 7.  These amounts are management’s estimate of the probable cost recovery from the disputed claims considering such factors as evaluation of entitlement, settlements reached to date and experience with the customer.  In the event that future facts and circumstances, including the resolution of disputed claims, cause a reduction in the aggregate amount of the estimated probable cost recovery from the disputed claims, the amount of such reduction will be recorded against earnings in the relevant future period.

(3)	Mergers and Acquisitions

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

The transactions were accounted for using the purchase method of accounting.  During the three months ended March 31, 2012, the Company did not materially revise any of the assumptions, estimates or amounts used to complete its purchase price accounting as of December 31, 2011.  The Company has not yet completed the final fair value assessment of contingent consideration or the allocation of the purchase price to the tangible and intangible assets for Becho.  Pending the outcome of further analysis, the preliminary purchase price allocation could change.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following unaudited pro forma summary financial information presents the operating results of the combined Company for the three months ended March 31, 2011 assuming that the acquisitions occurred on January 1, 2010. This unaudited pro forma summary financial information is presented for informational purposes only and is not indicative either of the operating results that actually would have occurred had the acquisitions been completed on January 1, 2010, or of future results.

Pro Forma (unaudited)	Three Months Ended
March 31, 2011
(in thousands, except per share data)
Revenues	$748,081
Income from Construction Operations	$23,977
Net Income	$7,732

Basic earnings per common share	$0.16
Diluted earnings per common share	$0.16

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

(b) Merger with GreenStar Services Corporation

On July 1, 2011, the Company completed a merger with GreenStar Services Corporation (“GreenStar”).  GreenStar is primarily comprised of three operating entities: Five Star Electric Corporation and WDF, Inc., which are located in New York, and Nagelbush Mechanical, Inc. which is located in Florida. GreenStar was acquired because it is one of the largest specialty contractors in the United States and it will provide an opportunity to expand the Company’s presence in the northeastern markets.

The transaction was accounted for using the purchase method of accounting.  During the three months ended March 31, 2012, the Company did not materially revise any of the assumptions, estimates or amounts used to complete its purchase price accounting as of December 31, 2011.

The following unaudited pro forma summary financial information presents the operating results of the combined Company for the three months ended March 31, 2011 assuming that the merger occurred on January 1, 2010. This unaudited pro forma summary financial information is presented for informational purposes only and is not indicative either of the operating results that actually would have occurred had the merger been completed on January 1, 2010, or of future results.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Pro Forma (unaudited)	Three Months Ended
March 31, 2011
(in thousands, except per share data)
Revenues	$770,688
Income from Construction Operations	$41,073
Net Income	$19,964

Basic earnings per common share	$0.42
Diluted earnings per common share	$0.42

The pro forma results have been prepared for comparative purposes only and include certain adjustments such as (i) interest expense on merger debt; (ii) adjustments to depreciation expense resulting from the adjustment of fixed asset bases to fair value at the merger date; (iii) additional amortization expense related to identifiable intangible assets arising from the merger; (iv) elimination of merger related expenses incurred;  and (v) to reflect a statutory income tax rate on the pretax income of GreenStar, as well as on the applicable pro forma adjustments made.  The pro forma results are not necessarily indicative either of the results of operations that actually would have resulted had the merger been in effect on January 1, 2010 or of future results.

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

The transaction was accounted for using the purchase method of accounting.  During the three months ended March 31, 2012, the Company did not materially revise any of the assumptions, estimates or amounts used to complete its purchase price accounting as of December 31, 2011.

The following unaudited pro forma summary financial information presents the operating results of the combined Company for the three months ended March 31, 2011 assuming that the acquisition occurred on January 1, 2010. This unaudited pro forma summary financial information is presented for informational purposes only and is not indicative either of the operating results that actually would have occurred had the acquisitions been completed on January 1, 2010, or of future results.

Pro Forma (unaudited)	Three Months Ended
March 31, 2011
(in thousands, except per share data)
Revenues	$660,059
Income from Construction Operations	$24,729
Net Income	$10,002

Basic earnings per common share	$0.21
Diluted earnings per common share	$0.21

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The pro forma results have been prepared for comparative purposes only and include certain adjustments such as (i) interest expense on acquisition debt; (ii) adjustments to depreciation expense resulting from the adjustment of fixed asset bases to fair value at acquisition; (iii) additional amortization expense related to identifiable intangible assets arising from the acquisitions; (iv) elimination of acquisition related expenses incurred;  and (v) to reflect a statutory income tax rate on the pretax income of Lunda, as well as on the applicable pro forma adjustments made.  The pro forma results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisitions been in effect on January 1, 2010 or of future results.

(4)	Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents, as reported in the accompanying Consolidated Condensed Balance Sheets, consist of amounts held by the Company that are available for general corporate purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses, including future distributions to joint venture partners.  Restricted cash is primarily held to secure insurance-related  contingent obligations, such as insurance claim deductibles, in lieu of letters of credit.  At March 31, 2012 and December 31, 2011, cash and cash equivalents and restricted cash consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011

Corporate Cash and Cash Equivalents	$88,138	$109,180

Company's share of joint venture Cash and Cash Equivalents	102,276	95,060
Total Cash and Cash Equivalents	$190,414	$204,240

Restricted Cash	$35,450	$35,437

(5)	Fair Value Measurements

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

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at March 31, 2012 Using
	Total Carrying Value at March 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and Cash Equivalents (1)	$190,414	$190,414	$-	$-
Restricted Cash (1)	35,450	35,450	-	-
Short-term investments (2)	3,080	-	3,080	-
Bonds substituted for retainage (3)	12,791	-	12,791	-
Long-term Investments –Auction rate securities (4)	46,283	-	-	46,283
Total	$288,018	$225,864	$15,871	$46,283

Liabilities:
Interest rate swap contract (5)	$1,368	$-	$1,368	$-
Contingent Consideration (6)	51,697	-	-	51,697
	$53,065	$-	$1,368	$51,697

		Fair Value Measurements at December 31, 2011 Using
	Total Carrying Value at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and Cash Equivalents (1)	$204,240	$204,240	$-	$-
Restricted Cash (1)	35,437	35,437	-	-
Short-term investments (2)	3,465	1,026	2,439	-
Bonds substituted for retainage (3)	12,488	-	12,488	-
Long-term Investments – Auction rate securities (4)	62,311	-	-	62,311
Total	$317,941	$240,703	$14,927	$62,311

Liabilities:
Interest rate swap contract (5)	$-	$-	$-	$-
Contingent Consideration (6)	51,555	-	-	51,555
	$51,555	$-	$-	$51,555

(1)
Cash, cash equivalents and restricted cash consist primarily of money market funds with original maturity dates of three months or less, for which fair value is determined through quoted market prices.

(2)
Short-term investments are classified as other current assets and are comprised of municipal bonds.  The fair values of the municipal bonds are obtained from readily-available pricing sources for comparable instruments, and as such, the Company has classified these assets as Level 2.

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

(4)
At March 31, 2012 the Company had $46.3 million invested in ARS which the Company considers as available-for-sale long-term investments.  The long-term investments ARS held by the Company at March 31, 2012 are in securities collateralized by student loan portfolios.  At March 31, 2012 most of the Company’s ARS are rated AAA.  The Company estimated the fair value of its ARS utilizing an income approach valuation model which considered, among other items, the following inputs: (i) prices from recent comparable transactions; (ii) other third-party pricing information without adjustment; (iii) the underlying structure of each security; (iv) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (discount rates range from 3-7%) and (v) consideration of the probabilities of default or repurchase at par for each period (term periods range from 6-8 years).

(5)
As discussed in Note 10, the Company entered into a swap agreement with Bank of America, N.A. to establish a long-term interest rate for its $200 million five-year term loan.  The swap agreement became effective for the term loan principal balance outstanding at January 31, 2012 and will remain effective through the maturity date of the term loan.  The Company values the interest rate swap liability utilizing a discounted cash flow model that takes into consideration forward interest rates observable in the market and the counterparty’s credit risk.  This liability as classified as a component of other long-term liabilities.

(6)
The liabilities listed as of March 31, 2012 above represent the contingent consideration for the acquisitions of Fisk, Anderson, GreenStar, and Lunda for which the measurement period for purchase price analysis has concluded.  The liabilities listed as of March 31, 2011 represent the contingent consideration for the acquisition of Fisk, as each of the other acquisitions listed above were closed subsequent to March 31, 2011.  See the level 3 rollforward below for disclosure of the Company’s valuation approach.

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2012 and 2011 are as follows (in thousands):

Auction Rate
Securities

Balance at December 31, 2011	$62,311
Purchases	-
Settlements	(16,553)
Realized loss included in other income (expense), net	(2,699)
Reversal of pretax impairment charges included in accumulated other comprehensive income (loss)	3,224
Balance at March 31, 2012	$46,283

Auction Rate
Securities

Balance at December 31, 2010	$88,129
Purchases	-
Settlements	-
Balance at March 31, 2011	$88,129

The Company has classified its $46.3 million ARS investment as long-term investments in the Consolidated Condensed Balance Sheet at March 31, 2012, due to the Company’s belief that the market for government-backed student loans may take in excess of twelve months to fully recover.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2012 and 2011 are as follows (in thousands):

Contingent
Consideration

Balance at December 31, 2011	$51,555
Fair value adjustments included in other income (expense), net	142
Balance at March 31, 2012	$51,697

Contingent
Consideration

Balance at December 31, 2010	$-
Fair value measured at conclusion of purchase price analysis measurement period	4,200
Balance at March 31, 2011	$4,200

The fair values of the contingent consideration were estimated based on an income approach which is based on the cash flows that the acquired entity is expected to generate in the future. This approach requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multi-year period, as well as determine the weighted-average cost of capital to be used as a discount rate (weighted-average cost of capital inputs have ranged from 14-18%).  As a result of this analysis, the Company increased liabilities accrued at the conclusion of the measurement period by approximately $0.1 million, and the adjustments were included in other income (expense), net in the Consolidated Condensed Statements of Operations.

The carrying amount of cash and cash equivalents approximates fair value due to the short-term nature of these items. The carrying value of receivables, payables, other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, is estimated to approximate fair value.  Of the Company’s long-term debt, the fair value of the fixed rate senior unsecured notes as of March 31, 2012 is $303 million, compared to its carrying value of $298.1 million.  The fair value of the senior unsecured notes was estimated based on market quotations at March 31, 2012.  For the remainder of the Company’s long-term debt, the carrying value is estimated to approximate fair value.

There were no significant transfers between level 1 and level 2 financial assets and liabilities that are fair valued on  a recurring basis during the three months ended March 31, 2012 and 2011.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(6)	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the three months ended March 31, 2012 in connection with our recent acquisitions are shown in the tables below (in thousands):

			Specialty	Management
	Building	Civil	Contractors	Services	Total

Gross Goodwill	$420,267	$430,762	$141,833	$66,638	$1,059,500
Accumulated Impairment	(146,847)	-	-	(20,051)	(166,898)
Balance at December 31, 2011	273,420	430,762	141,833	46,587	892,602
Acquisition related adjustment	-	1,188	-	-	1,188
Balance at March 31, 2012	$273,420	$431,950	$141,833	$46,587	$893,790

Intangible assets consist of the following (in thousands):

	March 31, 2012				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
	Cost	Amortization	Charge	Value	Period

Trade names (non-amortizable)	$117,600	$-	$(56,100)	$61,500	Indefinite
Trade names (amortizable)	74,350	(1,698)	(800)	71,852	20 years
Contractor license	6,000	-	(680)	5,320	Indefinite
Customer relationships	39,800	(11,485)	-	28,315	11.6 years
Construction contract backlog	71,140	(45,167)	-	25,973	2.9 years
Total	$308,890	$(58,350)	$(57,580)	$192,960

	December 31, 2011				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
	Cost	Amortization	Charge	Value	Period

Trade names (non-amortizable)	$117,600	$-	$(56,100)	$61,500	Indefinite
Trade names (amortizable)	74,350	(788)	(800)	72,762	20 years
Contractor license	6,000	-	(680)	5,320	Indefinite
Customer relationships	39,800	(10,585)	-	29,215	11.6 years
Construction contract backlog	71,140	(41,938)	-	29,202	2.9 years
Total	$308,890	$(53,311)	$(57,580)	$197,999

Amortization expense for the three months ended March 31, 2012 and 2011 was $5.0 million and $1.8 million, respectively.  As of March 31, 2012, amortization expense is estimated to be $13.3 million for the remainder of 2012, $15.9 million in 2013, $14.4 million in 2014, $8.5 million in 2015, $6.3 million in 2016 and $67.7 million thereafter.

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

Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter

During 1995 Tutor-Saliba-Perini (“Joint Venture”) filed a complaint in the Superior Court of the State of California for the County of Los Angeles against the Los Angeles County Metropolitan Transportation Authority (“LAMTA”), seeking to recover costs for extra work required by LAMTA in connection with the construction of certain tunnel and station projects. In 1999, LAMTA countered with civil claims under the California False Claims Act against the Joint Venture, Tutor-Saliba and the Company jointly and severally (together, “TSP”).

Between 2005 and 2010, the court granted certain Joint Venture motions and LAMTA capitulated on others which reduced the number of false claims LAMTA may seek and limited LAMTA’s claims for damages and penalties.  In September 2010, LAMTA dismissed its remaining claims and agreed to pay the entire amount of the Joint Venture’s remaining claims plus interest.   The Court subsequently entered judgment in favor of TSP and against LAMTA in the amount of $3 million.  This amount is after deducting the amount of $0.5 million, representing the tunnel handrail verdict plus accrued interest against TSP.  The parties filed post-trial motions for costs and fees.  The Court ruled TSP’s sureties could recover costs, LAMTA could recover costs for the tunnel handrail trial, and no party could recover attorneys’ fees.  In April 2011, TSP filed a notice of appeal regarding the false claims jury verdict on the tunnel handrail claim and other issues, and LAMTA subsequently filed its notice of cross-appeal.  In October 2011, TSP filed a notice of appeal regarding the Court’s order denying TSP and its Sureties’ request for attorneys’ fees.  In March 2012, the Court finalized the preparation of the record for the Court of Appeal with the filing of opening briefs expected in the 3rd Quarter 2012.  The appeal of this case is expected to take at least a year.

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

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Certain of PKC’s claims have been presented to a Disputes Review Board (“DRB”) which consists of three construction experts chosen by the parties. To date, five DRB panels have issued several awards and interim decisions in favor of PKC’s claims, amounting to total awards to PKC in excess of $128 million, of which $110 million were binding awards.

In December 2010, the Suffolk County Superior Court granted MHD’s motion for summary judgment to vacate the Third DRB Panel’s awards to PKC for approximately $55 million.  The Court granted the motion on the grounds that the arbitrators do not have authority to decide whether particular claims are subject to the arbitration provision of the contract.  MHD subsequently moved to vacate approximately $12 million of the Fourth DRB Panel’s total awards to PKC on the same arbitrability basis that the Third DRB’s awards were vacated.  In October 2011, the Suffolk County Superior Court followed its earlier arbitrability rulings holding that the Fourth DRB exceeded its authority in deciding arbitrability with respect to certain of the Fourth DRB Panel’s awards (approximately $8 million of the $12 million discussed above).  PKC is pursuing an appeal of the Superior Court decisions.  That appeal has been fully briefed by the parties and a hearing is scheduled for May 2012.

Subject to the results of further proceedings as a result of the PKC’s appeal of the Court’s decisions with respect to the Third and Fourth DRB Panel’s awards to PKC, the remaining claims to be decided by the DRB primarily consist of interest awards on the previous Third and Fourth DRB rulings in PKC’s favor.  In February 2012, PKC received a $22 million payment for an interest award associated with the Second DRB panel’s awards to PKC.  The parties are currently participating in settlement discussions.

Management has made an estimate of the anticipated recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Long Island Expressway/Cross Island Parkway Matter

The Company reconstructed the Long Island Expressway/Cross Island Parkway Interchange (the “Project”) for the New York State Department of Transportation (the “NYSDOT”). The $130 million project was substantially completed in January 2004 and was accepted by the NYSDOT as finally complete in February 2006.The Company incurred significant added costs in completing its work and suffered extended schedule costs due to numerous design errors, undisclosed utility conflicts, lack of coordination with local agencies and other interferences for which the Company believes that the NYSDOT is responsible.

In March 2011, the Company filed its claim and complaint with the New York State Court of Claims and served to the New York State Attorney General’s Office, in the amount of $53.8 million.  In May 2011, the NYSDOT filed a motion to dismiss the Company’s claim on the grounds that the Company had not provided required documentation for project closeout and filing of a claim.  In September 2011, the Company reached agreement on final payment with the Comptroller’s Office on behalf of the NYSDOT which resulted in an amount of $0.5 million payable to the Company and formally closed out the project, which will allow the Company’s claim to be re-filed.  The Company re-filed its claim in the amount of $53.8 million with the NYSDOT in February 2012 and with the Court of Claims in March 2012.

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

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

In April 2011, the American Arbitration Association granted PBC’s request for consolidation of claims.  All claims will be arbitrated. The arbitration hearings started in early 2012 and are expected to conclude in late 2012.  At the conclusion of the arbitration, the parties will return to District Court to resolve the lien issues.

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

The court assigned an April 2012 trial date; however, the parties are still participating in settlement discussions and agreed to submit to a mediation which is expected to occur in the 2nd or 3rd Quarter of 2012.

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

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

In May 2010, MGM filed a counterclaim and third party complaint against the Company and its subsidiary Perini Building Company. The court granted the Company and MGM’s joint motion to consolidate all subcontractor initiated actions into the main CityCenter lawsuit.  A trial date has been set for February 2013. MGM has filed a motion to demolish the Harmon Tower, one of the CityCenter buildings.  The Company opposed the motion, and hearings on the motion commenced in March 2012.  These hearings have not yet concluded.  Discovery is ongoing with additional depositions on repair procedures and cost prior to the July hearings.  Trial is set for February 2013.

In public statements, MGM asserted its intent to enter into settlement discussions directly with subcontractors under contract with the Company.  As of March 2012, MGM has reached agreements with subcontractors to settle at a discount $301 million of amounts previously billed to MGM.  The Company has reduced and will continue to reduce amounts included in revenues, cost of construction operations, accounts receivable and accounts payable for the reduction in subcontractor pass-through billings, which the Company would not expect to have an impact on recorded profit.  At March 31, 2012, the Company had approximately $192 million recorded as contract receivables for amounts due and owed to the Company and its subcontractors.  In December 2011, a portion of the amounts owed to one of the Company’s subsidiaries, Fisk, was settled for approximately $15 million.  Included in the Company’s receivables are pass-through subcontractor billings for contract work and retention, and other requests for equitable adjustment for additional work in the amount of $61 million.  As pass-through subcontractor billings are settled, the Company will reduce its mechanic’s lien as appropriate. As of March 31, 2012, the Company’s mechanic’s lien has been reduced to $313 million.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

With respect to alleged losses at the Harmon Hotel, the Company has contractual indemnities from the responsible subcontractor, as well as existing insurance coverage that it expects will be available and sufficient to cover any liability that may be associated with this matter.  The Company’s insurance carrier initiated legal proceedings seeking declaratory relief that their insurance policies do not provide for defense or coverage for matters pertaining to the Harmon Towers.  Those proceedings are stayed pending the outcome of the underlying dispute in Nevada District Court.  The Company is not aware of a basis for other claims that would amount to material offsets against what MGM owes to the Company.  The Company does not expect this matter to have any material effect on its consolidated financial statements.

Management has made an estimate of the total anticipated recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Honeywell Street/Queens Boulevard Bridges Matter

In 1999, the Company was awarded a contract for reconstruction of the Honeywell Street/Queens Boulevard Bridges (the “Project”) for the City of New York (the “City”).  In June 2003, after substantial completion of the Project, the Company initiated an action to recover $8.75 million in claims from the City on behalf of itself and its subcontractors. In March 2010, the City filed counterclaims for $74.6 million and other relief, alleging fraud in connection with the disadvantaged business enterprise (“DBE”) requirements for the Project. In May 2010, the Company served the City with its response to the City’s counterclaims and affirmative defenses.  Parties are discussing settlement possibilities as discovery efforts continue.  No trial date has been set.

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

WPH filed a cross-complaint alleging non-conforming and defective work for approximately $51 million, primarily related to alleged defects, misallocated costs, and liquidated damages.  Some or all of the allegations will be defended by counsel appointed by TSC’s insurance carrier.  WPH has since revised the amount of their counterclaims to approximately $45 million.

TSC filed an amended complaint in May 2011, which increases TSC’s claim to $22.3 million, and replaces the cause of action to foreclose its mechanic’s lien with an action against WPH’s lien release bond.

The Court set trial for September 2012 with the discovery process continuing.   The Company does not expect this matter to have any material effect on its consolidated financial statements.

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

The Company has tendered its claim to the NYCTA Owner Controlled Insurance Program (“OCIP”) and to Chartis Claims, Inc. (“Chartis”), its insurance carrier.  Coverage was denied in January 2011.  The OCIP and general liability carriers have filed a declaratory relief action in the United States District Court, Southern District of New York against the Company seeking court determination that no coverage is afforded under their policies.  The Company believes it has legal entitlement to recover costs under the policies and intends to defend and pursue its claim against the carriers for breach of contract and appropriate associated causes of action.  The Company filed a lawsuit against certain underwriters at Lloyds, London, the excess carrier, Illinois National Insurance Company, the Insurance Company of the State of Pennsylvania, and National Union Fire Insurance Company of Pittsburgh, Pennsylvania, with respect to this claim in the Commonwealth of Massachusetts, Suffolk County Superior Court, in June 2011.  This case will be dismissed and the dispute will be heard in the New York action.  Discovery is ongoing and must be completed by June 2012.

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

In April 2010, King County filed a lawsuit alleging damages in the amount of $74 million, plus costs, for VPFK’s failure to complete specified components of the project in the King County Superior Court, State of Washington. Shortly thereafter, VPFK filed a counterclaim in the amount of approximately $75 million, seeking reimbursement for additional costs incurred as a result of differing site conditions, King County’s defective specifications, for damages sustained on VPFK’s tunnel boring machines (“TBM”), and increased costs as a result of hyperbaric interventions. VPFK’s claims related to differing site conditions, defective design specifications, and damages to the TBM were presented to a Dispute Resolution Board (“DRB”).  King County amended the amount sought in its lawsuit to approximately $132 million.  In August 2011, the DRB generally found that King County was liable to VPFK for VPFK’s claims for encountering differing site conditions, including damages to the TBM, but not on VPFK’s alternative theory of defective specifications.  King County has proposed the parties mediate the hyperbaric work claim. VPFK agreed to this request.  Discovery continues and must be completed by June 2012 while the parties continue discussions to identify an agreed upon mediation process.

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

In response, Transit notified Travelers Casualty and Surety Company of America (“Travelers”), FSE’s surety, of its intent to default FSE from the contract for failure to perform. Transit filed a suit against Travelers in May 2011, in the Supreme Court of the State of New York, seeking compensation for damages allegedly suffered by Transit as a result of the actions of FSE and Travelers. The cause and amount of the damages are not specified in the suit; however, the damages are for an amount in excess of $25 million up to the contract amount of $36 million.  By an agreement executed in June 2011, Travelers tendered defense to FSE.  Arbitration has been substantially completed, and the final briefings are in process.

The ultimate financial impact of Transit’s lawsuit is not yet determinable.  Management has made an estimate of the total anticipated recovery on the submitted claims and it is included in revenue recorded to date.  To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.  Additionally, pursuant to the terms of the merger agreement with the former shareholders of GreenStar, the Company has contractual indemnities for claim losses allowed for by the GreenStar Indemnity Holdbacks as defined in Note 2 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

(8)	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2012 and 2011 was 133.7% and 36.5%, respectively.   The current period income tax expense of $4.8 million includes discrete items of $3.6 million, related to an increase in unrecognized tax benefits and an adjustment, both associated with certain stock-based compensation items identified during the current period.

For financial statement purposes the Company uses the more-likely-than-not recognition threshold and a tax benefit measurement process for recording changes to unrecognized tax benefits. The Company recognizes interest and penalties on any income tax liabilities as a component of its income tax provision. The total amount of gross unrecognized tax benefits recorded was approximately $2.9 million and $1.7 million as of March 31, 2012 and December 31, 2011, respectively.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Company has been notified by the Internal Revenue Service that its 2010 U.S. Federal tax return will be examined.

(9)	Stock-Based Compensation

The Company recognized $3.4 million in general and administrative expenses related to stock-based compensation awards for the three months ended March 31, 2012, and $3.6 million of total compensation expense for the three months ended March 31, 2011.

Restricted Stock Awards
Restricted stock awards vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain pre-established pre-tax income performance targets.  Upon vesting, each award is exchanged for one share of the Company’s common stock.  The grant date fair values of these awards are determined based on the closing price of either the award date (if subject only to service conditions), or, if later, the date that the Compensation Committee establishes the applicable performance target (if subject to performance conditions).   As of March 31, 2012, the Compensation Committee has approved the grant of an aggregate of 4,092,500 restricted stock awards to eligible participants.

In March 2012, the Compensation Committee established the 2012 pre-tax income performance targets for 220,000 restricted stock units awarded in 2009 and 2010.  Additionally, 7,500 restricted stock unit awards were forfeited during the current period.

For the three months ended March 31, 2012 and 2011, the Company recognized $2.5 million and $2.7 million, respectively, of compensation expense related to restricted stock awards.  As of March 31, 2012 there was $10.2 million of unrecognized compensation cost related to the unvested awards which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 2.0 years. A summary of restricted stock awards activity under the plan for the three months ended March 31, 2012 is as follows:

		Weighted Average	Aggregate
	Number	Grant Date	Intrinsic
	of Shares	Fair Value	Value
Granted and Unvested - January 1, 2012	1,185,832	$19.65	$14,633,167
Vested	(58,332)	24.36	909,229
Granted	220,000	15.49	3,427,600
Forfeited	(7,500)	13.32	-
Total Granted and Unvested	1,340,000	18.80	20,877,200
Approved for grant	211,669	(a)	3,297,803
Total Awarded and Unvested - March 31, 2012	1,551,669	n.a.	24,175,003

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

The outstanding unvested awards at March 31, 2012 are scheduled to vest as follows, subject where applicable to the achievement of performance targets.  As described above, certain performance targets are not yet established.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Number
Vesting Date	of Awards

2012	150,000
2013	950,000
2014	451,669
Total	1,551,669

Approximately 235,000 of the unvested awards will vest based on the satisfaction of service requirements and 1,316,669 will vest based on the satisfaction of both service requirements and the achievement of pre-tax income performance targets.

Stock Options
Stock option awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain pre-established pre-tax income performance targets. The grant date fair values of these awards are determined based on the Black-Scholes option price model on either the award date (if subject only to service conditions), or, if later, the date that the Compensation Committee establishes the applicable performance target (if subject to performance conditions).  The related compensation expense is amortized over the applicable service period.  The exercise price of the options is equal to the closing price of the Company’s common stock on the date the awards were approved by the Compensation Committee, and the awards expire ten years from the award date. As of March 31, 2012, the Compensation Committee has approved the award of an aggregate of 1,685,465 stock option awards to eligible participants. In March 2012, the Compensation Committee established the 2012 pre-tax income performance target for 150,000 stock options awarded in 2009.

For the three months ended March 31, 2012 and 2011, the Company recognized compensation expense of $0.9 million and $0.9 million, respectively, related to stock option awards.  As of March 31, 2012, there was $3.8 million of unrecognized compensation expense related to the outstanding options which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 2.0 years.

A summary of stock option activity under the plan for the three months ended March 31, 2012 is as follows:

		Weighted Average
	Number	Grant Date	Exercise
	of Shares	Fair Value	Price
Total Granted and Outstanding - January 1, 2012	1,225,465	$10.11	$18.45
Granted	150,000	5.62	20.33
Total Granted and Outstanding	1,375,465	9.62	18.65
Approved for grant	150,000	(a)	20.33
Total Awarded and Outstanding - March 31, 2012	1,525,465	n.a.	18.82

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

There were 340,465 options that have vested and were exercisable at March 31, 2012 at a weighted average exercise price of $19.55 per share. Of the remaining options outstanding, approximately 650,000 of the outstanding options will vest based on the satisfaction of service requirements and 535,000 will vest based on the satisfaction of both service requirements and the achievement of pre-tax income performance targets.

The outstanding options had an intrinsic value of $1.4 million and a weighted average remaining contractual life of 7.3 years at March 31, 2012.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

During 2009, the Compensation Committee approved the award of 750,000 stock options that vest in five equal annual tranches from 2010 to 2014 subject to the acheivement of pre-tax income performance targets established by the Compensation Committee. In March 2012, the Compensation Committee established the 2012 pre-tax income performance target for the fourth tranche of 150,000 stock options awarded in 2009. The fair value of this tranche was determined using the Black-Scholes option pricing model using the following key assumptions:

Risk-free interest rate	0.88%
Expected life of options	4.4 yearss
Expected volatility of underlying stock	53.89%
Expected quarterly dividends (per share)	$0.00

(10)	Financial Commitments

Amended Credit Agreement

On August 3, 2011, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Credit Agreement”), as Borrower, with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the “Lender”).  The Credit Agreement allows the Company to borrow up to $300 million on a revolving credit basis (the “Revolving Facility”), with a $50 million sublimit for letters of credit, and an additional $200 million term loan (the “Term Loan”).  Subject to certain conditions, the Company has the option to increase the base facility by up to an additional $50 million.  Substantially all of the Company’s subsidiaries unconditionally guarantee the obligations of the Company under the Credit Agreement.  The obligations under the Credit Agreement are secured by a lien on all personal property of the Company and its subsidiaries party thereto.  Amounts outstanding under the Credit Agreement bear interest at a rate equal to, at the Company's option, (a) the adjusted British Bankers Association LIBOR rate, as defined, plus 200 to 300 basis points (floor of 200 basis points) based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA or (b) the higher of the Federal Funds Rate plus 50 basis points, or the prime rate announced by Bank of America, N.A., plus up to 200 basis points based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA.  In addition, the Company has agreed to pay quarterly facility fees ranging from 0.375% to 0.50% per annum of the unused portion of the credit facility.  Any outstanding loans under the Revolving Facility mature on August 3, 2016, while the Term Loan includes quarterly installments of principal and interest payable over a five-year period.

The Credit Agreement requires the Company to comply with certain financial and other covenants including minimum net worth, minimum fixed charge coverage and maximum leverage ratios.  The Company is currently in compliance with the covenants of the Credit Agreement.

The Company had $18.5 million of outstanding borrowings under its Revolving Facility as of March 31, 2012 and no outstanding borrowings as of December 31, 2011.  The Company utilized the Revolving Facility for letters of credit in the amount of $0.2 million and $3.0 million as of March 31, 2012 and December 31, 2011, respectively.  Accordingly, at March 31, 2012, the Company had $281.3 million available to borrow under the Credit Agreement.

On August 26, 2011, the Company entered into a swap agreement (“Swap Agreement”) with Bank of America, N.A. to establish a long-term interest rate for the Term Loan discussed above.  The Swap Agreement pertains to the Term Loan principal balance outstanding at January 31, 2012 and will remain effective through the maturity date of the Term Loan.  Amounts outstanding under the Swap Agreement will bear interest at a rate equal to the Applicable Rate, as defined in the Credit Agreement (based upon the Company’s consolidated leverage ratio), plus 97.5 basis points. The Swap Agreement includes quarterly installments of principal and monthly installments of interest payable through the maturity date of the Term Loan.

(11)	Earnings (Losses) per Common Share

Basic earnings (losses) per common share were computed by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings (losses) per common share was similarly computed after giving consideration to the dilutive effect of stock options and restricted stock awards outstanding on the weighted average number of common shares outstanding. The computation of diluted earnings (losses) per common share for the three months ended March 31, 2012 excludes 1,225,465 stock options, and 1,185,832 restricted stock units because the awards would have an antidilutive effect. The computation of diluted earnings per common share for the three months ended March 31, 2011 excludes 415,000 stock options.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(12)	Business Segments

The following tables set forth certain reportable segment information relating to the Company’s operations for the three months ended March 31, 2012 and 2011 (in thousands).

	Reportable Segments
			Specialty	Management				Consolidated
	Building	Civil	Contractors	Services	Totals	Corporate		Total
Three Months Ended March 31, 2012
Total Revenues	$343,039	$250,589	$267,736	$68,112	$929,476	$-		$929,476
Elimination of intersegment revenues	(2,245)	(1,216)	(298)	(13,183)	(16,942)	-		(16,942)
Revenues from external customers	340,794	249,373	267,438	54,929	912,534	-		912,534
Income from Construction Operations	(8,897)	16,842	19,748	1,886	29,579	(12,616	) *	16,963

Three Months Ended March 31, 2011
Total Revenues	$365,483	$128,648	$91,685	$46,035	$631,851	$-		$631,851
Elimination of intersegment revenues	(4,863)	(3,603)	-	(8,096)	(16,562)	-		(16,562)
Revenues from external customers	360,620	125,045	91,685	37,939	615,289	-		615,289
Income from Construction Operations	11,252	13,052	928	2,641	27,873	(9,360	) *	18,513

* Consists primarily of corporate general and administrative expenses.

(13)	Employee Pension Plans

The Company has a defined benefit pension plan and an unfunded supplemental retirement plan.  Effective September 1, 2004, all benefit accruals under the Company’s pension plan were frozen; however, the current vested benefit was preserved.  The pension disclosure presented below includes aggregated amounts for both of the Company’s plans. The following table sets forth the net periodic benefit cost by component for the three months ended March 31, 2012 and 2011 (in thousands):

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

	Three Months
	Ended March 31,
	2012	2011
Interest cost	$1,005	$1,108
Expected return on plan assets	(1,186)	(1,254)
Amortization of net loss	1,396	992

Net periodic benefit cost	$1,215	$846

The Company contributed $0.8 million and $0.6 million to its defined benefit pension plan during the three months ended March 31, 2012 and 2011, respectively.  The Company expects to contribute an additional $3.1 million to its defined benefit pension plan during the remainder of fiscal year 2012.

(14)	Related Party Transactions

The Company leases certain facilities from Ronald N. Tutor, the Company’s Chairman and Chief Executive Officer, and an affiliate owned by Mr. Tutor under non-cancelable operating lease agreements with monthly payments of $0.2 million, which increase at 3% per annum beginning August 1, 2009 and expire on July 31, 2016.  Lease expense for these leases, recorded on a straight-line basis, was $0.6 million for the three months ended March 31, 2012 and 2011, respectively.

The Vice Chairman of O&G Industries, Inc. (“O&G”) is a director of the Company.  O&G occasionally participates in joint ventures with the Company.  The Company’s share of revenues related to these joint ventures amounted to $1.5 million and $1.6 million (or less than 1%) for the three months ended March 31, 2012 and 2011, respectively.  O&G’s cumulative holdings of the Company’s stock as of March 31, 2012 and 2011 were 600,000 shares, or 1.27% of total common shares outstanding at March 31, 2012.

The Company periodically utilizes flight services from JF Aviation, LLC. James A. Frost is the Owner of JF Aviation, LLC and serves as Executive Vice President and Chief Executive Officer of the Company’s Civil segment.  During the three months ended March 31, 2012 and 2011, the transactions amounted to approximately $0.3 million and $0, respectively.

(15)	Separate Financial Information of Subsidiary Guarantors of Indebtedness

The Company’s obligation to pay principal and interest on its 7.625% senior unsecured notes due November 1, 2018, is guaranteed on a joint and several basis by substantially all of the Company’s existing and future subsidiaries that guarantee obligations under the Company’s Credit Agreement, with certain exceptions (the “Guarantors”).  The guarantees are full and unconditional and the Guarantors are 100%-owned by the Company.  The following supplemental condensed consolidating financial information reflects the summarized financial information of the Company as the issuer, the Guarantors and the Company’s non-guarantor subsidiaries on a combined basis.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET - MARCH 31, 2012 (UNAUDITED)
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and Cash Equivalents	$122,283	$41,080	$27,051	$-	$190,414
Restricted Cash	26,991	8,459	-	-	35,450
Accounts Receivable	118,747	1,133,784	6,527	(74,845)	1,184,213
Costs and Estimated Earnings in Excess of Billings	91,207	303,315	152	(17,075)	377,599
Deferred Income Taxes	-	15,283	-	(13,325)	1,958
Other Current Assets	64,635	30,534	3,811	(11,118)	87,862
Total Current Assets	423,863	1,532,455	37,541	(116,363)	1,877,496

Long-term Investments	46,283	-	-	-	46,283
Property and Equipment, net	54,482	430,484	5,045	-	490,011
Intercompany Notes and Receivables	82,115	584,299	(12,024)	(654,390)	-
Other Assets:
Goodwill	-	893,790	-	-	893,790
Intangible Assets, net	-	192,960	-	-	192,960
Investment in Subsidiaries	2,367,114	4	50	(2,367,168)	-
Other	15,396	8,847	20,375	(26,578)	18,040
	$2,989,253	$3,642,839	$50,987	$(3,164,499)	$3,518,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$37,074	$23,842	$-	$-	$60,916
Accounts Payable	49,484	724,778	1,985	(91,920)	684,327
Billings in Excess of Costs and Estimated Earnings	75,406	300,951	34	-	376,391
Accrued Expenses and Other Current Liabilities	71,146	83,399	29,510	(24,443)	159,612
Total Current Liabilities	233,110	1,132,970	31,529	(116,363)	1,281,246

Long-term Debt, less current maturities	515,993	125,686	-	(24,584)	617,095
Deferred Income Taxes	99,916	7,761	-	(1,994)	105,683
Other Long-term Liabilities	106,948	4,221	-	-	111,169

Contingencies and Commitments

Intercompany Notes and Advances Payable	629,899	18,050	6,441	(654,390)	-

Stockholders’ Equity	1,403,387	2,354,151	13,017	(2,367,168)	1,403,387

	$2,989,253	$3,642,839	$50,987	$(3,164,499)	$3,518,580

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

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2012
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$69,125	$861,695	$-	$(18,286)	$912,534
Cost of Operations	62,694	785,894	(3,927)	(18,286)	826,375

Gross Profit	6,431	75,801	3,927	-	86,159

General and Administrative Expenses	18,909	49,718	569	-	69,196

INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	(12,478)	26,083	3,358	-	16,963

Equity in Earnings of Subsidiaries	17,532	-	-	(17,532)	-
Other Income (Expense), net	(2,064)	(476)	232	-	(2,308)
Interest Expense	(10,071)	(1,011)	-	-	(11,082)

Income (loss) before Income Taxes	(7,081)	24,596	3,590	(17,532)	3,573

(Provision) Credit for Income Taxes	5,878	(9,297)	(1,357)	-	(4,776)

NET (LOSS) INCOME	$(1,203)	$15,299	$2,233	$(17,532)	$(1,203)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$85,358	$477,129	$69,365	$(16,563)	$615,289
Cost of Operations	70,916	438,274	60,199	(16,563)	552,826

Gross Profit	14,442	38,855	9,166	-	62,463

General and Administrative Expenses	15,317	23,618	5,015	-	43,950

INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	(875)	15,237	4,151	-	18,513

Equity in Earnings of Subsidiaries	11,046	-	-	(11,046)	-
Other Income (Expense), net	1,026	(1,493)	20	-	(447)
Interest Expense	(6,636)	(519)	-	-	(7,155)

Income (loss) before Income Taxes	4,561	13,225	4,171	(11,046)	10,911

(Provision) Credit for Income Taxes	2,368	(4,827)	(1,523)	-	(3,982)

NET INCOME	$6,929	$8,398	$2,648	$(11,046)	$6,929

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2012
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(1,203)	$15,299	$2,233	$(17,532)	$(1,203)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,175	14,547	68	-	15,790
Equity in earnings of subsidiaries	(17,532)	-	-	17,532	-
Stock-based compensation expense	3,419	-	-	-	3,419
Deferred income taxes	5,765	(72)	-	-	5,693
(Gain) Loss on sale of equipment	23	(102)	-	-	(79)
Loss on sale of investments	2,699	-	-	-	2,699
Other long-term liabilities	840	(626)	-	-	214
Other non-cash items	586	445	-	-	1,031
Changes in other components of working capital	33,476	(92,750)	6,672	-	(52,602)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$29,248	$(63,259)	$8,973	$-	$(25,038)

Cash Flows from Investing Activities:
Business acquisition related payments	(1,188)	-	-	-	(1,188)
Acquisition of property and equipment	(5,761)	(4,888)	-	-	(10,649)
Proceeds from sale of property and equipment	-	3,968	-	-	3,968
Investments in available-for-sale securities	-	(535)	-	-	(535)
Proceeds from sale of available-for-sale securities	16,553	-	-	-	16,553
Change in restricted cash	(6)	(7)	-	-	(13)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$9,598	$(1,462)	$-	$-	$8,136

Cash Flows from Financing Activities:
Proceeds from debt	98,500	-	-	-	98,500
Repayment of debt	(89,076)	(6,031)	-	-	(95,107)
Issuance of common stock and effect of cashless exercise	(307)	-	-	-	(307)
Debt issuance costs	(10)	-	-	-	(10)
Increase (decrease) in intercompany advances	(60,606)	59,340	1,266	-	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$(51,499)	$53,309	$1,266	$-	$3,076

Net Increase (Decrease) in Cash and Cash Equivalents	(12,653)	(11,412)	10,239	-	(13,826)
Cash and Cash Equivalents at Beginning of Year	134,936	52,492	16,812	-	204,240
Cash and Cash Equivalents at End of Period	$122,283	$41,080	$27,051	$-	$190,414

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$6,929	$8,398	$2,648	$(11,046)	$6,929
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,503	5,792	748	-	8,043
Equity in earnings of subsidiaries	(11,046)	-	-	11,046	-
Stock-based compensation expense	3,615	-	-	-	3,615
Excess income tax benefit from stock-based compensation	(18)	-	-	-	(18)
Deferred income taxes	(293)	(118)	-	-	(411)
Loss (gain) on sale of equipment	-	598	(2)	-	596
Other long-term liabilities	182	(425)	-	-	(243)
Other non-cash items	44	20	-	-	64
Changes in other components of working capital	(7,647)	(65,022)	6,440	-	(66,229)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(6,731)	$(50,757)	$9,834	$-	$(47,654)

Cash Flows from Investing Activities:
Acquisition of Fisk Electric, net of cash balance acquired	(70,620)	-	-	-	(70,620)
Business acquisition related payments	(3,000)	-	-	-	(3,000)
Acquisition of property and equipment	(1,097)	(7,373)	(462)	-	(8,932)
Proceeds from sale of property and equipment	-	891	2	-	893
Change in restricted cash	(8)	-	-	-	(8)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$(74,725)	$(6,482)	$(460)	$-	$(81,667)

Cash Flows from Financing Activities:
Proceeds from long-term debt	7,276	50,899	-	-	58,175
Repayment of long-term debt	(6,431)	(26,688)	-	-	(33,119)
Excess income tax benefit from stock-based compensation	18	-	-	-	18
Debt issuance costs	(25)	-	-	-	(25)
Increase (decrease) in intercompany advances	33,786	(35,211)	1,425	-	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$34,624	$(11,000)	$1,425	$-	$25,049

Net Increase (Decrease) in Cash and Cash Equivalents	(46,832)	(68,239)	10,799	-	(104,272)
Cash and Cash Equivalents at Beginning of Year	222,156	220,086	29,136	-	471,378
Cash and Cash Equivalents at End of Period	$175,324	$151,847	$39,935	$-	$367,106

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses our financial position at March 31, 2012, and the results of our operations for the three months ended March 31, 2012 and should be read in conjunction with: (1) the unaudited consolidated condensed financial statements and notes contained herein, and (2) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

We believe our leadership position as the contractor of choice for large, complex civil and nonresidential building projects will support our long term backlog growth and provide further visibility into the future earnings of our business.  As evidenced by our recently announced award for the Hudson Yards development project, which will be booked into backlog as various phases are released, we believe that our increased self-performance and schedule control capabilities will lead to additional large scale Civil and Building backlog awards through the remainder of 2012.

For the three months ended March 31, 2012, we recorded revenues of $912.5 million, income from construction operations of $17.0 million and a net loss of $1.2 million as compared to revenues of $615.3 million, income from construction operations of $18.5 million and net income of $6.9 million for the three months ended March 31, 2011.  Our volume increased during 2012 primarily due to the contributions from our acquisitions, however our operating margins decreased due to several factors including: the substantial completion of several successful large public works projects in early 2011, the timing of approval of change orders on certain Civil segment jobs, and delays relating to the timing of new awards and the startup of pending awards.  We continue to experience strong contributions from our Specialty Contractors segment, consistent with our strategy of focusing on the growth of our self-performance capabilities.  Our Management Services segment continues its focus on obtaining new work with various U.S government agencies, including the U.S. military, both domestically and abroad.  Our operating results also reflect the impacts of a $3.6 million increase to our provision for income taxes due to discrete tax adjustments identified during the period as well as a $2.7 million loss on the sale of a portion of our auction rate securities.  We also had increased interest expense with our term loan which was entered into in August 2011, and increased amortization of acquisition-related intangible assets.

Index

At March 31, 2012, we had working capital of $596.3 million, a ratio of current assets to current liabilities of 1.47 to 1.00, and a ratio of long-term debt to equity of 0.44 to 1.00 as compared to working capital of $556.8 million, a ratio of current assets to current liabilities of 1.40 to 1.00 and a ratio of long-term debt to equity of 0.44 to 1.00 at December 31, 2011.  Our stockholders’ equity remained at $1.4 billion as of March 31, 2012, consistent with our stockholders’ equity at December 31, 2011.

Recent Developments

Backlog of $5.9 Billion

Our backlog of uncompleted construction work at March 31, 2012 was approximately $5.9 billion compared to $6.1 billion at December 31, 2011.  During the first quarter of 2012 we converted a number of pending awards into backlog across each of our business segments, and we had significant adjustments to existing contracts.  Significant awards include a $97 million casino in Louisiana, an $82 million casino in Arizona, $72 million of civil infrastructure projects in the Midwest, and a $49 million mechanical subcontract for the Alaskan Way Viaduct project in Seattle where one of our Civil segment subsidiaries is a general contractor joint venture partner.   In addition, we have pending contract awards, including the Hudson Yards development project, and prospects for both public and private sector customers that we expect will enter our backlog in 2012 as we continue to leverage our self-performance and schedule control capabilities.

(dollars in millions)	Backlog at December 31, 2011	New Business Awarded (1)	Revenues Recognized	Backlog at March 31, 2012
Building	$2,248.9	$287.3	$(340.8)	$2,195.4
Civil	2,222.2	175.9	(249.4)	2,148.7
Specialty Contractors	1,371.5	207.2	(267.4)	1,311.3
Management Services	265.7	50.6	(54.9)	261.4
Total	$6,108.3	$721.0	$(912.5)	$5,916.8

(1)	New business awarded consists of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing changes.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  Our critical accounting policies are also identified and discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  During the three months ended March 31, 2012, we adopted the following accounting pronouncements that were issued in 2011:

In May 2011, the Financial Accounting Standard Board (“FASB”) issued a staff position amending existing guidance for fair value measurements and disclosures in both interim and annual financial statements.  This update expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. Other than requiring additional disclosures, adoption of this update has not had a material effect on our consolidated financial statements.

In June 2011, the FASB issued a staff position which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This update eliminates the option to present components of other comprehensive income as part of the statement of equity. The adoption of this update has not had a material effect on our consolidated financial statements.

Index

In September 2011, the FASB issued a staff position that gives an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment. An entity that adopts this option will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not less than its carrying value. On January 1, 2012, we adopted this option. The adoption of this option has not had a material effect on the Company's consolidated financial statements, but it may impact the manner in which the Company performs testing for goodwill impairment.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 with the Three Months Ended March 31, 2011

For the three months ended March 31, 2012, we recorded revenues of $912.5 million, income from construction operations of $17.0 million and a net loss of $1.2 million as compared to revenues of $615.3 million, income from construction operations of $18.5 million and net income of $6.9 million for the first quarter of March 31, 2011.  Basic and diluted losses per common share for 2012 were $0.03 and $0.03, respectively, as compared to basic and diluted earnings per common share of $0.15 and $0.14, respectively, for 2011.

	Revenues for the
	Three months ended March 31,
(dollars in millions)	2012	2011	$ Change	% Change
Building	$340.8	$360.7	$(19.9)	(5.5)%
Civil	249.4	125.0	124.4	99.5%
Specialty Contractors	267.4	91.7	175.7	191.6%
Management Services	54.9	37.9	17.0	44.9%
Total	$912.5	$615.3	$297.2	48.3%

Building segment revenues decreased by $19.9 million (or 5.5%), from $360.7 million in 2011 to $340.8 million in 2012, due primarily to the substantial completion of a large, successful public works project in Las Vegas and large hospitality and gaming projects in New York and Las Vegas.  This decrease was partly offset by the acquisition of Anderson Companies (“Anderson”), which contributed approximately $118.5 million in revenues.

Civil segment revenues increased by $124.4 million (or 99.5%), from $125.0 million in 2011 to $249.4 million in 2012, due primarily to the acquisitions of Frontier-Kemper Constructors, Inc. (“Frontier-Kemper”), Lunda Construction Company (“Lunda”) and Becho, Inc. (“Becho”) which contributed approximately $126.9 million in revenues in the aggregate.

Specialty Contractors segment revenues increased by $175.7 million (or 191.6%), from $91.7 million in 2011 to $267.4 million in 2012, due primarily to the acquisition of Five Star Electric Corporation (“FSE”), WDF, Inc. (“WDF”) and Nagelbush Mechanical, Inc. (“Nagelbush”) in mid 2011 which contributed approximately $188.9 million in revenues in the aggregate.

Management Services segment revenues increased by $17.0 million (or 44.9%), from $37.9 million in 2011 to $54.9 million in 2012, due primarily to continued progress on a task order contract for containerized housing in southern Iraq and an air force base project in the eastern United States.

Index

	Income (Loss) from Construction
	Operations for the
	Three months ended March 31,
(dollars in millions)	2012	2011	$ Change	% Change
Building	$(8.9)	$11.3	$(20.2)	(178.8)%
Civil	16.9	13.1	3.8	29.0%
Specialty Contractors	19.7	0.9	18.8	*NM
Management Services	1.9	2.6	(0.7)	(26.9)%
Corporate	(12.6)	(9.4)	(3.2)	(34.0)%
Total	$17.0	$18.5	$(1.5)	(8.1)%

*NM	– Not Meaningful

Building segment income from construction operations decreased $20.2 million (or 178.8%), from $11.3 million in 2011 to a loss of $8.9 million in 2012, due primarily to the underlying change in mix of work from public to the more competitive private market, increased general and administrative expenses from the Anderson acquisition, and costs associated with the mobilization of operations on the east coast where we have several high quality pending award and prospect projects, led by the recently announced Hudson Yards development project.

Civil segment income from construction operations increased by $3.8 million (or 29.0%), from $13.1 million in 2011 to $16.9 million in 2012, due primarily to the contributions from our acquisitions discussed above of $11.0 million (net of intangible assets amortization). This increase was partly offset by a decline in operating margin caused by work performed under unapproved change orders, which we expect will provide additional profit in the period in which the change orders are approved, and the substantial completion of several successful public works projects on the east coast in early 2011.

Specialty Contractors segment income from construction operations increased by $18.8 million, from $0.9 million in 2011 to income of $19.7 million in 2012, due primarily to the acquisitions discussed above which contributed approximately $18.2 million in income from construction operations (net of intangible assets amortization) in the aggregate.

Management Services segment income from construction operations decreased by $0.7 million (or 26.9%), from $2.6 million in 2011 to $1.9 million in 2012, due primarily to the substantial completion of a successful U.S. military facility project in Iraq in early 2011 and increased competition for new work.

Corporate general and administrative expenses increased by $3.2 million (or 34.0%) from $9.4 million in 2011 to $12.6 million in 2012 due primarily to a change in our methodology of allocating corporate expenses to our segments as well as additional acquisition and integration-related expenses in 2012.

Consolidated Other Income, Interest Expense and Provision for Income Taxes

(dollars in millions)	March 31, 2012	March 31, 2011	$ Change	% Change
Three months ended
Other Income (Expense), net	$(2.3)	$(0.4)	$(1.9)	*NM
Interest Expense	(11.1)	(7.2)	(3.9)	(54.2)%
Provision for Income Taxes	(4.8)	(4.0)	(0.8)	(20.0)%

*NM	– Not Meaningful

Other income (expense), net decreased by $1.9 million from expense of $0.4 million in 2011 to expense of $2.3 million in 2012, due primarily to a loss on the sale of a portion of our auction rate securities.  Interest expense increased by $3.9 million from $7.2 million in 2011 to $11.1 million in 2012, due primarily to interest expense on our term loan which was entered into in August 2011.  The provision for income taxes increased from $4.0 million in 2011 to $4.8 million in 2012.  The effective tax rate was 133.7% for 2012 and 36.5% for 2011.   The 2012 provision for income taxes includes discrete items of $3.6 million, related to an increase in unrecognized tax benefits and an adjustment, both associated with certain stock-based compensation items identified during the current period.  We expect our 2012 fiscal year tax rate to approximate 38.0%, excluding these discrete items.

Index

Liquidity and Capital Resources

Cash and Working Capital
At March 31, 2012 and December 31, 2011, cash held by us and available for general corporate purposes was $88.1 million and $109.2 million, respectively.  Our proportionate share of cash held by joint ventures and available only for joint venture-related uses, including distributions to joint venture partners, was $102.3 million and $95.1 million at March 31, 2012 and December 31, 2011, respectively, and our restricted cash was $35.4 million at March 31, 2012 and December 31, 2011.

A summary of cash flows for each of the three months ended March 31, 2012 and 2011 is set forth below:

	Three Months Ended March 31,
(dollars in millions)	2012	2011
Cash flows from:
Operating activities	$(25.0)	$(47.7)
Investing activities	8.1	(81.7)
Financing activities	3.1	25.1
Net (decrease) increase in cash	(13.8)	(104.3)
Cash at beginning of year	204.2	471.4
Cash at end of period	$190.4	$367.1

During the three months ended March 31, 2012, we used $25.0 million in cash to fund operating activities, primarily due to the timing of collections in the Building and Specialty Contractors segments.  We received $8.1 million in cash from investing activities, due primarily to the sale of several of our auction rate securities offset by cash used to purchase construction equipment.  We received $3.1 million in cash from financing activities, primarily due to our outstanding borrowings under our revolving facility offset cash used for scheduled debt repayments.

At March 31, 2012, we had working capital of $596.3 million, a ratio of current assets to current liabilities of 1.47 to 1.00, and a ratio of long-term debt to equity of 0.44 to 1.00 as compared to working capital of $556.8 million, a ratio of current assets to current liabilities of 1.40 to 1.00 and a ratio of long-term debt to equity of 0.44 to 1.00 at December 31, 2011.

Long-term Investments
At March 31, 2012, we had investments in auction rate securities (“ARS”) of $46.3 million, which are reflected at fair value. Our investment policy is to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. The current overall liquidity concerns in capital markets have affected our ability to liquidate many of our investments in auction rate securities. As such, we classified our ARS as “available-for-sale” Long-term Investments.  Based on our ability to access our cash equivalent investments and our available revolving facility, we do not expect that the short-term lack of liquidity of our ARS investments will materially affect our overall liquidity position or our ability to execute our current business plan.  During the three months ended March 31, 2012, we received approximately $16.6 million in proceeds from the sale of certain of our ARS holdings.  For a description of our accounting for our ARS, see Note 5 of Notes to Consolidated Condensed Financial Statements.

Long-term Debt
We had $18.5 million in outstanding borrowings under our revolving facility as of March 31, 2012, and we utilized the revolving facility for outstanding letters of credit in the amount of $0.2 million.  Accordingly, at March 31, 2012, we had $281.3 million available to borrow under our credit agreement.  We believe that our financial position and credit arrangements are sufficient to support our current backlog and anticipated new work.

Index

Long-term debt, excluding current maturities of $60.9 million, was $617.1 million at March 31, 2012, an increase of $4.6 million from $612.5 million at December 31, 2011 primarily due to outstanding borrowings on our revolving facility.  Our long-term debt to equity ratio remained at 0.44x at March 31, 2012, consistent with the ratio as of   December 31, 2011.

There were no other material changes in our contractual obligations during the three months ended March 31, 2012.

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

Dividends
There were no cash dividends declared or paid on our outstanding common stock during the three months ended March 31, 2012.

Forward-looking Statements

The statements contained in this Management’s Discussion and Analysis of the Consolidated Condensed Financial Statements on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future.  These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us.  There can be no assurance that future developments affecting us will be those that we have anticipated.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to:

•	our ability to win new contracts and convert backlog into revenue;
•	our ability to successfully and timely complete construction projects;
•	our ability to realize the anticipated economic and business benefits of our acquisitions and our strategy to assemble and operate a Specialty Contractors business segment;
•	the potential delay, suspension, termination or reduction in scope of a construction project;
•	the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules;
•	the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings;
•	the availability of borrowed funds on terms acceptable to us;
•	the ability to retain certain members of management;
•	the ability to obtain surety bonds to secure our performance under certain construction contracts;
•	possible labor disputes or work stoppages within the construction industry;
•	changes in federal and state appropriations for infrastructure projects and the impact of changing economic conditions on federal, state and local funding for infrastructure projects;
•	possible changes or developments in international or domestic political, social, economic, business, industry, market and regulatory conditions or circumstances;
•
actions taken or not taken by third parties including our customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials; and

•
other risks and uncertainties discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 2, 2012.

Index

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 2, 2012.

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As part of our integration of our recent acquisitions, we have substantially completed the process of incorporating our controls and procedures into the operations of these newly acquired entities.

In connection with Rule 13a-15(b) under the Securities Exchange Act of 1934, we will continue to review and assess the adequacy of our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II. - Other Information

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations.  Litigation can be expensive and disruptive to normal business operations.  Moreover, the results of legal proceedings cannot be predicted with any certainty and, in the case of more complex legal proceedings, the results are difficult to predict at all.  We disclosed information about certain of our legal proceedings in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2011. For an update to those disclosures, see Note 7 of Notes to Consolidated Condensed Financial Statements.

Index

Item 1A.  Risk Factors

Information regarding risk factors affecting our business is discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no material changes from those risk factors during the three months ended March 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases by the Company of its equity securities during the three months ended March 31, 2012.  The Company acquired 19,657 shares from several employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock units.

Item 3. Defaults Upon Senior Securities

None.

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

Item 5. Other Information

None.

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

Index

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

Index

*Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

Exhibit 95	Mine Safety Disclosure – filed herewith.

**Exhibit 101
The following materials from Tutor Perini Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Statements of Operations for the three months ended March 31, 2012 and 2011, (2) Consolidated Condensed Balance Sheets as of March 31, 2012 and December 31, 2011, (3) Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (4) Consolidated Condensed Statements of Stockholders’ Equity for the three months ended March 31, 2012, (5) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (6) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.

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

Tutor Perini Corporation
Registrant

Date: May 4, 2012	/s/Michael J. Kershaw
Michael J. Kershaw, Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer