Form 10-Q
period 2012-06-30
TUTOR PERINI Corp
filed 2012-08-07
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________to ________________

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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at August 1, 2012 was 47,556,056.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

Index

Part I.  – Financial Information

Item 1.  Financial Statements

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
JUNE 30, 2012 AND DECEMBER 31, 2011
(In Thousands, except Share Data)

	June 30, 2012	December 31, 2011
ASSETS
Cash and Cash Equivalents	$185,386	$204,240
Restricted Cash	38,684	35,437
Accounts Receivable, including retainage	1,198,764	1,275,031
Costs and Estimated Earnings in Excess of Billings	374,936	358,398
Deferred Income Taxes	2,931	-
Other Current Assets	101,684	76,928
Total Current Assets	1,902,385	1,950,034

Long-term Investments	46,283	62,311

Property and Equipment (net of Accumulated Depreciation of $125,971 in 2012 and $104,541 in 2011)	488,491	491,377

Other Assets:
Goodwill	570,646	892,602
Intangible Assets, net	133,715	197,999
Other	35,052	18,804
	$3,176,572	$3,613,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$65,039	$59,959
Accounts Payable, including retainage	692,940	785,725
Billings in Excess of Costs and Estimated Earnings	362,679	384,282
Accrued Expenses and Other Current Liabilities	190,092	163,268
Total Current Liabilities	1,310,750	1,393,234

Long-term Debt, less current maturities	625,297	612,548

Deferred Income Taxes	58,981	97,921

Other Long-term Liabilities	125,093	109,597

Contingencies and Commitments

Stockholders’ Equity:
Common Stock - $1 par value: 75,000,000 shares authorized;
Shares issued and outstanding: 47,556,056 and 47,329,275, respectively	47,556	47,329
Additional Paid-in Capital	998,207	993,434
Retained Earnings	53,053	402,679
Accumulated Other Comprehensive Loss	(42,365)	(43,615)
Total Stockholders' Equity	1,056,451	1,399,827

	$3,176,572	$3,613,127

The accompanying notes are an integral part of these consolidated condensed financial statements.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2012	2011	2012	2011

Revenues	$985,346	$819,858	$1,897,880	$1,435,147

Cost of Operations	898,285	732,648	1,724,660	1,285,474

Gross Profit	87,061	87,210	173,220	149,673

General and Administrative Expenses	64,661	50,175	133,857	94,125

Goodwill and Intangible Asset Impairment	376,574	-	376,574	-

(LOSS) INCOME FROM CONSTRUCTION OPERATIONS	(354,174)	37,035	(337,211)	55,548

Other Income (Expense), net	1,082	1,232	(1,226)	785
Interest Expense	(10,603)	(7,252)	(21,685)	(14,407)

(Loss) Income before Income Taxes	(363,695)	31,015	(360,122)	41,926

Benefit (Provision) for Income Taxes	15,272	(11,321)	10,496	(15,303)

NET (LOSS) INCOME	$(348,423)	19,694	$(349,626)	$26,623

BASIC (LOSS) EARNINGS PER COMMON SHARE	$(7.35)	0.42	$(7.38)	$0.56

DILUTED (LOSS) EARNINGS PER COMMON SHARE	$(7.35)	0.41	$(7.38)	$0.56

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	47,434	47,183	47,382	47,142
Effect of Dilutive Stock Options and Restricted Stock Units Outstanding	-	776	-	769
DILUTED	47,434	47,959	47,382	47,911

The accompanying notes are an integral part of these consolidated condensed financial statements.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED) (In Thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2012	2011	2012	2011

Net (Loss) Income	$(348,423)	$19,694	$(349,626)	$26,623

Other Comprehensive Income:

Foreign currency translation (net of tax of $(161), $0, $37, and $0, respectively)	(266)	45	57	89
Change in fair value of investments (net of tax of $4, $0, $158, and $0, respectively)	5	-	207	-
Change in fair value of interest rate swap (net of tax of $215, $0, $635, and $0, respectively)	(334)	-	(1,019)	-
Realized loss on sale of investments recorded in Net (Loss) Income (net of tax of $0, $0, $1,219 and $0, respectively)	-	-	2,005	-
Total Other Comprehensive Income	(595)	45	1,250	89

Total Comprehensive Income	$(349,018)	$19,739	$(348,376)	$26,712

The accompanying notes are an integral part of these consolidated condensed financial statements.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(In Thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance - December 31, 2011	$47,329	$993,434	$402,679	$(43,615)	$1,399,827

Net (Loss) Income	-	-	(349,626)	-	(349,626)

Other comprehensive income:
Foreign currency translation (net of tax of $37)	-	-	-	57	57
Change in fair value of investments (net of tax of $158)	-	-	-	207	207
Change in fair value of interest rate swap (net of tax of $635)	-	-	-	(1,019)	(1,019)
Realized loss on sale of investments recorded in Net (Loss) Income (net of tax of $1,219)	-	-	-	2,005	2,005
Total comprehensive income					(348,376)

Tax effect of stock-based compensation	-	(195)	-	-	(195)

Stock-based compensation expense	-	5,074	-	-	5,074

Issuance of common stock, net	227	(106)	-	-	121

Balance – June 30, 2012	$47,556	$998,207	$53,053	$(42,365)	$1,056,451

The accompanying notes are an integral part of these consolidated condensed financial statements.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2012	2011
Cash Flows from Operating Activities:
Net (Loss) Income	$(349,626)	$26,623
Adjustments to reconcile Net (Loss) Income to net cash from operating activities:
Goodwill and intangible asset impairment	376,574	-
Depreciation and amortization	32,106	16,985
Stock-based compensation expense	5,074	7,085
Excess income tax benefit from stock-based compensation	-	(18)
Deferred income taxes	(42,421)	(1,275)
Loss on sale of investments	2,699	-
Loss (gain) on sale of equipment	530	146
Other long-term liabilities	(4,006)	(4,419)
Other non-cash items	517	(1,399)
Changes in other components of working capital	(53,314)	(132,200)
NET CASH USED IN OPERATING ACTIVITIES	(31,867)	(88,472)

Cash Flows from Investing Activities:
Acquisitions, net of cash balance acquired	-	(161,711)
Acquisition of property and equipment	(21,788)	(22,171)
Proceeds from sale of property and equipment	9,614	3,422
Proceeds from sale of available-for-sale securities	16,553	7,388
Change in restricted cash	(3,247)	(3,822)
Investment in other activities	(535)	(2,725)
NET CASH USED IN INVESTING ACTIVITIES	597	(179,619)

Cash Flows from Financing Activities:
Proceeds from debt	306,582	258,175
Repayment of debt	(290,917)	(36,621)
Business acquisition related payments	(2,932)	(1,904)
Excess income tax benefit from stock-based compensation	-	18
Issuance of common stock and effect of cashless exercise	(307)	256
Debt issuance costs	(10)	(2,233)
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,416	217,691

Net Decrease in Cash and Cash Equivalents	(18,854)	(50,400)
Cash and Cash Equivalents at Beginning of Year	204,240	471,378

Cash and Cash Equivalents at End of Period	$185,386	$420,978

Supplemental Disclosure of Cash Paid During the Period For:
Interest	$19,220	$14,273
Income taxes	$15,793	$22,356
Supplemental Disclosure of Non-cash Transactions:
Property and equipment acquired through financing arrangements	$2,050	$1,604
Grant date fair value of common stock issued for services	$5,075	$4,039

The accompanying notes are an integral part of these consolidated condensed financial statements.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The unaudited consolidated condensed financial statements presented herein include the accounts of Tutor Perini Corporation and its wholly owned subsidiaries (“Tutor Perini” or the “Company”).  The Company’s interests in construction joint ventures are accounted for using the proportionate consolidation method.  These unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.  In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2012 and December 31, 2011, results of operations and comprehensive income for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011. The results of operations for the six months ended June 30, 2012 are not indicative of the results that may be expected for the year ending December 31, 2012 because, among other reasons, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

Prior to the quarterly reporting period ended June 30, 2012, the Company had presented payments related to the deferred purchase price obligation of previous acquisitions within cash flows used by investing activities in the Consolidated Condensed Statement of Cash Flows.  During the three months ended June 30, 2012, the Company corrected this presentation to appropriately reflect the cash paid to settle the liability recognized at fair value at the conclusion of the measurement period within cash flows used by financing activities, and the remaining cash paid (e.g., changes in fair value of the liability after the conclusion of the measurement period), is reclassified within cash flows used by operating activities.  For the six months ended June 30, 2012 and 2011 this correction resulted in a decrease in cash flows provided by operating activities of $0 and $1.1 million, an increase in cash flows provided by investing activities of $1.2 million and $3.0 million, and a decrease in cash flows provided by financing activities of $1.2 million and $1.9 million, respectively, in the Consolidated Condensed Statement of Cash Flows. There was no impact on the Company’s Consolidated Condensed Statements of Operations or Balance Sheets previously reported.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.

(2)	Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to such financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  During the six months ended June 30, 2012, the Company adopted the following accounting pronouncements that were issued in 2011:

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

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In July 2012, the FASB issued a staff position that gives an entity the option to make a qualitative evaluation about the likelihood of indefinite-lived intangible asset impairment. An entity that adopts this option will be required to perform the quantitative test only if it concludes that the fair value of the indefinite-lived intangible asset is more likely than not less than its carrying value. The effective date is for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The Company does not expect the adoption of this option to have a material effect on the Company’s consolidated financial statements, but it may impact the manner in which the Company performs testing for indefinite-lived intangible asset impairment.

In accordance with normal practice in the construction industry, the Company includes in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year.  Costs and estimated earnings in excess of billings related to the Company’s contracts and joint venture contracts at June 30, 2012 and December 31, 2011, consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Unbilled costs and profits incurred to date*	$116,900	$107,645
Unapproved change orders	108,747	136,704
Claims	149,289	114,049
	$374,936	$358,398

*	Represents the excess of contract costs and profits recognized to date on the percentage of completion accounting method over the amount of contract billings to date on certain contracts.

Of the balance of “Unapproved change orders” and “Claims” included above in costs and estimated earnings in excess of billings at June 30, 2012 and December 31, 2011, approximately $65.8 million and $85.2 million, respectively, are amounts subject to pending litigation or dispute resolution proceedings as described in Note 7.  These amounts are management’s estimate of the probable cost recovery from the disputed claims considering such factors as evaluation of entitlement, settlements reached to date and experience with the customer.  In the event that future facts and circumstances, including the resolution of disputed claims, cause a reduction in the aggregate amount of the estimated probable cost recovery from the disputed claims, the amount of such reduction will be recorded against earnings in the relevant future period.

(3)	Mergers and Acquisitions

(a) Information regarding acquisitions that are material in the aggregate

On January 3, 2011, the Company completed the acquisition of Fisk Electric Company (“Fisk”), a privately held electrical construction company based in Houston, Texas.  Fisk was acquired because the Company believes that it is a strong strategic fit enabling the Company to expand its nationwide electrical construction capabilities and to realize significant synergies and opportunities in support of the Company’s non-residential building and civil operations.  On April 1, 2011, the Company completed the acquisition of Anderson Companies (“Anderson”), the privately held parent company of Roy Anderson Corporation, Harrell Contracting Group, LLC and Brice Building Company, LLC. Anderson was acquired because the Company believes that it is a strong strategic fit for the Company’s building business and strengthens the Company’s position in the southeastern United States.  On June 1, 2011, the Company completed the acquisition of Frontier-Kemper Constructors, Inc. (“Frontier-Kemper”), a privately held Indiana-based corporation. Frontier-Kemper was acquired because the Company believes that it is a strong strategic fit for the Company’s civil business, bolstering the Company’s tunneling business in the United States and expanding the Company’s geographic reach into Canada.  On August 18, 2011, the Company completed the acquisition of Becho, Inc. (“Becho”), a privately held Utah-based corporation. Becho was acquired because the Company believes that it is a strong strategic fit for the Company’s civil business, bolstering the Company’s drilling capabilities in the southwestern United States.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The transactions were accounted for using the acquisition method of accounting.  During the six months ended June 30, 2012, the Company did not materially revise any of the assumptions, estimates or amounts used to complete its purchase price accounting as of December 31, 2011.

The following unaudited pro forma summary financial information presents the operating results of the combined Company for the three months and six months ended June 30, 2011 assuming that the acquisitions occurred on January 1, 2010. This unaudited pro forma summary financial information is presented for informational purposes only and is not indicative either of the operating results that actually would have occurred had the acquisitions been completed on January 1, 2010, or of future results.

Pro Forma (unaudited)	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
(in thousands, except per share data)
Revenues	$864,160	$1,612,241
Income from Construction Operations	$39,594	$63,571
Net Income	$19,333	$27,065

Basic earnings per common share	$0.41	$0.57
Diluted earnings per common share	$0.40	$0.56

The pro forma results have been prepared for comparative purposes only and include certain adjustments such as (i) interest expense on acquisition debt; (ii) adjustments to depreciation expense resulting from the adjustment of fixed asset bases to fair value at acquisition; (iii) additional amortization expense related to identifiable intangible assets arising from the acquisitions; (iv) elimination of acquisition related expenses incurred; and (v) to reflect a statutory income tax rate on the pretax income of Fisk, Anderson, Frontier-Kemper and Becho, as well as on the applicable pro forma adjustments made.  The pro forma results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisitions been in effect on January 1, 2010, or of future results.

(b)  Merger with GreenStar Services Corporation

On July 1, 2011, the Company acquired GreenStar Services Corporation (“GreenStar”) via a merger of GreenStar into a wholly-owned subsidiary of the Company.  GreenStar is primarily comprised of the following operating entities: Five Star Electric Corporation and WDF, Inc., which are located in New York, and Nagelbush Mechanical, Inc. which is located in Florida. GreenStar was acquired because it is one of the largest specialty contractors in the United States and it will provide an opportunity to expand the Company’s presence in the northeastern markets.

The transaction was accounted for using the acquisition method of accounting.  During the six months ended June 30, 2012, the Company did not materially revise any of the assumptions, estimates or amounts used to complete its purchase price accounting as of December 31, 2011.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following unaudited pro forma summary financial information presents the operating results of the combined Company for the three months and six months ended June 30, 2011 assuming that the merger occurred on January 1, 2010. This unaudited pro forma summary financial information is presented for informational purposes only and is not indicative either of the operating results that actually would have occurred had the merger been completed on January 1, 2010, or of future results.

Pro Forma (unaudited)	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
(in thousands, except per share data)
Revenues	$1,016,946	$1,787,634
Income from Construction Operations	$52,222	$93,295
Net Income	$28,205	$48,169

Basic earnings per common share	$0.60	$1.02
Diluted earnings per common share	$0.59	$1.01

The pro forma results have been prepared for comparative purposes only and include certain adjustments such as (i) interest expense on merger debt; (ii) adjustments to depreciation expense resulting from the adjustment of fixed asset bases to fair value at the merger date; (iii) additional amortization expense related to identifiable intangible assets arising from the merger; (iv) elimination of merger related expenses incurred; and (v) to reflect a statutory income tax rate on the pretax income of GreenStar, as well as on the applicable pro forma adjustments made.  The pro forma results are not necessarily indicative either of the results of operations that actually would have resulted had the merger been in effect on January 1, 2010, or of future results.

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

The transaction was accounted for using the acquisition method of accounting.  During the six months ended June 30, 2012, the Company did not materially revise any of the assumptions, estimates or amounts used to complete its purchase price accounting as of December 31, 2011.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following unaudited pro forma summary financial information presents the operating results of the combined Company for the three months and six months ended June 30, 2011 assuming that the acquisition occurred on January 1, 2010. This unaudited pro forma summary financial information is presented for informational purposes only and is not indicative either of the operating results that actually would have occurred had the acquisitions been completed on January 1, 2010, or of future results.

Pro Forma (unaudited)	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
(in thousands, except per share data)
Revenues	$931,465	$1,591,524
Income from Construction Operations	$52,616	$77,345
Net Income	$28,061	$38,063

Basic earnings per common share	$0.59	$0.81
Diluted earnings per common share	$0.59	$0.79

The pro forma results have been prepared for comparative purposes only and include certain adjustments such as (i) interest expense on acquisition debt; (ii) adjustments to depreciation expense resulting from the adjustment of fixed asset bases to fair value at acquisition; (iii) additional amortization expense related to identifiable intangible assets arising from the acquisitions; (iv) elimination of acquisition related expenses incurred;  and (v) to reflect a statutory income tax rate on the pretax income of Lunda, as well as on the applicable pro forma adjustments made.  The pro forma results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisitions been in effect on January 1, 2010, or of future results.

(4)	Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents, as reported in the accompanying Consolidated Condensed Balance Sheets, consist of amounts held by the Company that are available for general corporate purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses, including future distributions to joint venture partners.  Restricted cash is primarily held to secure insurance-related contingent obligations, such as insurance claim deductibles, in lieu of letters of credit.  At June 30, 2012 and December 31, 2011, cash and cash equivalents and restricted cash consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011

Corporate Cash and Cash Equivalents	$75,241	$109,180

Company's share of joint venture Cash and Cash Equivalents	110,145	95,060
Total Cash and Cash Equivalents	$185,386	$204,240

Restricted Cash	$38,684	$35,437

(5)	Fair Value Measurements

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

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Level 2 – inputs are other than quoted prices in active markets that are either directly or indirectly observable through market corroboration.

Level 3 – inputs are unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions based on the best information available in the circumstances.

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at June 30, 2012 Using
	Total Carrying Value at June 30, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and Cash Equivalents (1)	$185,386	$185,386	$-	$-
Restricted Cash (1)	38,684	38,684	-	-
Short-term investments (2)	3,666	-	3,666	-
Bonds substituted for retainage (3)	15,182	-	15,182	-
Long-term Investments – Auction rate securities (4)	46,283	-	-	46,283
Total	$289,201	$224,070	$18,848	$46,283

Liabilities:
Interest rate swap contract (5)	$1,916	$-	$1,916	$-
Contingent Consideration (6)	54,743	-	-	54,743
	$56,659	$-	$1,916	$54,743

		Fair Value Measurements at December 31, 2011 Using
	Total Carrying Value at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and Cash Equivalents (1)	$204,240	$204,240	$-	$-
Restricted Cash (1)	35,437	35,437	-	-
Short-term investments (2)	3,465	1,026	2,439	-
Bonds substituted for retainage (3)	12,488	-	12,488	-
Long-term Investments – Auction rate securities (4)	62,311	-	-	62,311
Total	$317,941	$240,703	$14,927	$62,311

Liabilities:
Interest rate swap contract (5)	$-	$-	$-	$-
Contingent Consideration (6)	51,555	-	-	51,555
	$51,555	$-	$-	$51,555

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

(4)
At June 30, 2012 the Company had $46.3 million invested in auction rate securities (“ARS”) which the Company considers as available-for-sale long-term investments.  The long-term investments ARS held by the Company at June 30, 2012 are in securities collateralized by student loan portfolios.  At June 30, 2012 most of the Company’s ARS are rated AAA.  The Company estimated the fair value of its ARS utilizing an income approach valuation model which considered, among other items, the following inputs: (i) prices from recent comparable transactions; (ii) other third-party pricing information without adjustment; (iii) the underlying structure of each security; (iv) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions (discount rates range from 3-7%); and (v) consideration of the probabilities of default or repurchase at par for each period (term periods range from 6-8 years).

(5)
As discussed in Note 10, the Company entered into a swap agreement with Bank of America, N.A. to establish a long-term interest rate for its $200 million five-year term loan.  The swap agreement became effective for the term loan principal balance outstanding at January 31, 2012 and will remain effective through the maturity date of the term loan.  The Company values the interest rate swap liability utilizing a discounted cash flow model that takes into consideration forward interest rates observable in the market and the counterparty’s credit risk.  This liability is classified as a component of other long-term liabilities.

(6)
The liabilities listed as of June 30, 2012 above represent the contingent consideration for the Company’s recent acquisitions for which the measurement period for purchase price analysis has concluded.  See the level 3 rollforward below for disclosure of the Company’s valuation approach.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

Auction Rate
Securities

Balance at December 31, 2011	$62,311
Purchases	-
Settlements	(16,553)
Realized loss included in other income (expense), net	(2,699)
Reversal of pretax impairment charges included in accumulated other comprehensive income (loss)	3,224
Balance at March 31, 2012	46,283
Purchases	-
Settlements	-
Balance at June 30, 2012	$46,283

Auction Rate
Securities

Balance at December 31, 2010	$88,129
Purchases	-
Settlements	-
Balance at March 31, 2011	88,129
Purchases	-
Settlements	-
Balance at June 30, 2011	$88,129

The Company has classified its $46.3 million ARS investment as long-term investments in the Consolidated Condensed Balance Sheet at June 30, 2012, due to the Company’s belief that the market for government-backed student loans may take in excess of twelve months to fully recover.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

Contingent
Consideration

Balance at December 31, 2011	$51,555
Fair value adjustments included in other income (expense), net	142
Balance at March 31, 2012	51,697
Fair value measured at conclusion of purchase price analysis measurement period	3,344
Fair value adjustments included in other income (expense), net	(298)
Balance at June 30, 2012	$54,743

Contingent
Consideration

Balance at December 31, 2010	$-
Fair value measured prior to conclusion of purchase price analysis measurement period	4,200
Balance at March 31, 2011	$4,200
Fair value measured prior to conclusion of purchase price analysis measurement period	5,500
Balance at June 30, 2011	$9,700

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

The carrying amount of cash and cash equivalents approximates fair value due to the short-term nature of these items. The carrying value of receivables, payables, other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, is estimated to approximate fair value.  Of the Company’s long-term debt, the fair value of the fixed rate senior unsecured notes as of June 30, 2012 is $302.3 million, compared to its carrying value of $298.1 million.  The fair value of the senior unsecured notes was estimated based on market quotations at June 30, 2012.  For the remainder of the Company’s long-term debt, the carrying value is estimated to approximate fair value.

There were no significant transfers between level 1 and level 2 financial assets and liabilities that are fair valued on  a recurring basis during the six months ended June 30, 2012 and 2011.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(6)	Goodwill and Intangible Assets

The Company tests goodwill and intangible assets with indefinite lives for impairment by applying a fair value test in the fourth quarter of each year and between annual tests if events occur or circumstances change which suggest that the goodwill or intangible assets should be evaluated.  Intangible assets with finite lives are also tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable.  During the three months ended June 30, 2012, the Company experienced a sustained decrease in its stock price, causing its market capitalization to be substantially less than its carrying value and its implied control premium to increase beyond the implied control premium that was reconciled in its 2011 annual impairment analysis, and beyond the observable market comparable level.  Additionally, deterioration in broader market conditions including recent stock market volatility, particularly in the construction industry, impacted the weighted average cost of capital rate assumptions used in deriving the fair values of the Company’s reporting units, which are based primarily on market inputs.  Finally, several of the Company’s reporting units have experienced a degradation in the timing of projected cash flows used in deriving the fair values of those reporting units in its 2011 annual impairment analysis, caused by delays in the timing of the award and start of new work.  Based on these circumstances and events, the Company has performed an interim goodwill and indefinite lived intangible asset impairment test as of June 30, 2012, and as a result, the Company recorded a goodwill impairment charge of $321.1 million and an indefinite lived intangible assets impairment charge of $16.4 million.  The Company also evaluated its finite lived tangible and intangible assets due to the degradation in the timing of projected cash flows since the Company’s 2011 impairment analysis and changes in the planned use of certain intangible assets, and this analysis resulted in a $39.1 million impairment charge on the Company’s finite lived intangible assets. These non-cash charges do not impact the Company’s overall business operations.

The first step in the two-step process of the impairment analysis is to compare the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, a second step must be followed to calculate the goodwill impairment. The second step involves determining the fair value of the individual assets and liabilities of the reporting unit and calculating the implied fair value of goodwill. To determine the fair value of the Company and each of its reporting units, the Company performs both an income-based valuation approach as well as a market-based valuation approach.  The income-based valuation approach is based on the cash flows that the reporting unit expects to generate in the future and requires the Company to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit in a discrete period, as well as to determine the weighted-average cost of capital to be used as a discount rate and a terminal value growth rate for the non-discrete period.  The market-based valuation approach to estimate the fair value of the Company’s reporting units utilizes industry multiples of revenues and operating earnings.  The Company equally weights the fair values calculated under the income-based and market-based valuation approaches in arriving at the concluded fair values of its reporting units.

Once the Company’s total fair value was determined in the first step of its interim impairment analysis, the Company reconciled its fair value to its market capitalization and concluded that the implied control premium associated with the fair value estimate was reasonable based in part on current comparable market data.

Impairment assessment inherently involves management judgments as to the assumptions used to project these amounts and the impact of market conditions on those assumptions. The key assumptions that the Company uses to estimate the fair value of its reporting units under the income-based approach are as follows:

•	Weighted average cost of capital used to discount the projected cash flows;

•	Cash flows generated from existing and new work awards; and

•	Projected operating margins.

Weighted average cost of capital rates used to discount the projected cash flows are developed via the capital asset pricing model which is primarily based upon market inputs.  The Company uses discount rates that management feels are an accurate reflection of the risks associated with the forecasted cash flows of its respective reporting units.  Weighted-average cost of capital inputs ranged from 15-16.5% for the Company’s reporting units.  As discussed above, the weighted average cost of capital rates were impacted since the Company’s 2011 annual impairment analysis by broader market conditions including the recent stock market volatility, particularly in the construction industry.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

To develop the cash flows generated from new work awards and future operating margins, the Company tracks prospective work for each of its reporting units primarily on a project-by-project basis as well as the estimated timing of when the work would be bid or prequalified, started and completed.  The Company also gives consideration to its relationships with the prospective owners, the pool of competitors that are capable of performing large, complex work, changes in business strategy, and the Company’s history of success in winning new work in each reporting unit.  With regard to operating margins, the Company gives consideration to its historical reporting unit operating margins in the end markets that the prospective work opportunities are most significant, current market trends in recent new work procurement, and changes in business strategy.

The Company also estimates the fair value of its reporting units under a market-based approach by applying industry-comparable multiples of revenues and operating earnings to its reporting units’ projected performance.  The conditions and prospects of companies in the construction industry depend on common factors such as overall demand for services.

Changes in the Company’s assumptions or estimates could materially affect the determination of the fair value of a reporting unit.  Such changes in assumptions could be caused by:

•	Terminations, suspensions, reductions in scope or delays in the start-up of the revenues and cash flows from backlog as well as the prospective work tracked;

•	Reductions in available government, state and local agencies and non-residential private industry funding and spending;

•	The Company’s ability to effectively compete for new work and maintain and grow market penetration in the regions that the Company operates in;

•	The Company’s ability to successfully control costs, work schedule, and project delivery; or

•	Broader market conditions, including stock market volatility in the construction industry and its impact on the weighted average cost of capital assumption.

With regard to the Company’s reporting units, the carrying values of the Company’s Building, Civil and Management Services reporting units were greater than the fair values, and as such, the Company performed the second step of the goodwill impairment test for these reporting units which resulted in goodwill impairments as detailed in the table below.  The fair value of the Specialty Contractors reporting unit substantially exceeded its carrying value, and as such, it was not necessary to perform the second step of the goodwill impairment test for this reporting unit.

The Company is currently in the process of finalizing several of the key assumptions used in its interim impairment analysis, and anticipates completion of this analysis in the third quarter of 2012.  As the key assumptions are finalized, there may be a material adjustment to the impairment charges recorded on the Company’s Consolidated Condensed Statement of Operations.

In conducting the initial step of its goodwill evaluation, the Company also evaluated its finite lived tangible and intangible assets due to the degradation in the timing of projected cash flows since the Company’s 2011 impairment analysis and changes in the planned use of certain intangible assets.  The Company compared the fair value of the finite lived tangible and intangible assets to their carrying value and determined that the carrying value of a portion of these assets exceeded their fair value as determined by the income-based valuation approach and by benchmarking against observable market prices.  This income-based valuation approach involves similar key assumptions to the goodwill impairment analysis discussed above, (e.g. projections of future cash flows associated with the Company’s trade name, contractor license, customer relationship and contract backlog intangible assets that were recorded in previous acquisitions).  This analysis resulted in an impairment charge of $39.1 million associated with its finite lived intangible assets.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Changes in the carrying amount of goodwill during the six months ended June 30, 2012 are shown in the tables below (in thousands):

			Specialty	Management
	Building	Civil	Contractors	Services	Total

Gross Goodwill	$420,267	$430,762	$141,833	$66,638	$1,059,500
Accumulated Impairment	(146,847)	-	-	(20,051)	(166,898)
Balance at December 31, 2011	273,420	430,762	141,833	46,587	892,602
Acquisition related adjustments	-	(869)	-	-	(869)
Impairment charge	(262,918)	(55,740)	-	(2,429)	(321,087)
Balance at June 30, 2012	$10,502	$374,153	$141,833	$44,158	$570,646

Intangible assets consist of the following (in thousands):

	June 30, 2012				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
	Cost	Amortization	Charge	Value	Period

Trade names (non-amortizable)	$117,600	$-	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(2,610)	(23,232)	48,508	20 years
Contractor license	6,000	-	(6,000)	-	N/A
Customer relationships	39,800	(12,387)	(16,645)	10,768	11.4 years
Construction contract backlog	73,706	(49,677)	-	24,029	2.9 years
Total	$311,456	$(64,674)	$(113,067)	$133,715

	December 31, 2011				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
	Cost	Amortization	Charge	Value	Period

Trade names (non-amortizable)	$117,600	$-	$(56,100)	$61,500	Indefinite
Trade names (amortizable)	74,350	(788)	(800)	72,762	20 years
Contractor license	6,000	-	(680)	5,320	Indefinite
Customer relationships	39,800	(10,585)	-	29,215	11.6 years
Construction contract backlog	71,140	(41,938)	-	29,202	2.9 years
Total	$308,890	$(53,311)	$(57,580)	$197,999

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Amortization expense for the three and six months ended June 30, 2012 was $6.3 million and $11.4 million, respectively.  Amortization expense for the three and six months ended June 30, 2011 was $2.2 million and $3.9 million, respectively.  As of June 30, 2012, amortization expense is estimated to be $6.9 million for the remainder of 2012, $13.1 million in 2013, $11.9 million in 2014, $5.3 million in 2015, $3.5 million in 2016 and $42.6 million thereafter.

(7)	Contingencies and Commitments

The Company and certain of its subsidiaries are involved in litigation and are contingently liable for commitments and performance guarantees arising in the ordinary course of business. The Company and certain of its clients have made claims arising from the performance under their contracts. The Company recognizes certain significant claims for recovery of incurred cost when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims.  In addition, because most contingencies are resolved over long periods of time, liabilities may change in the future due to various factors.

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

Between 2005 and 2010, the court granted certain Joint Venture motions and LAMTA capitulated on others which reduced the number of false claims LAMTA may seek and limited LAMTA’s claims for damages and penalties.  In September 2010, LAMTA dismissed its remaining claims and agreed to pay the entire amount of the Joint Venture’s remaining claims plus interest.   The Court subsequently entered judgment in favor of TSP and against LAMTA in the amount of $3 million.  This amount is after deducting the amount of $0.5 million, representing the tunnel handrail verdict plus accrued interest against TSP.  The parties filed post-trial motions for costs and fees.  The Court ruled TSP’s sureties could recover costs, LAMTA could recover costs for the tunnel handrail trial, and no party could recover attorneys’ fees.  In April 2011, TSP filed a notice of appeal regarding the false claims jury verdict on the tunnel handrail claim and other issues, and LAMTA subsequently filed its notice of cross-appeal.  In October 2011, TSP filed a notice of appeal regarding the Court’s order denying TSP and its Sureties’ request for attorneys’ fees.  In March 2012, the Court finalized the preparation of the record for the Court of Appeal with the filing of opening briefs due in August 2012.  The appeal of this case is expected to take at least a year.

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

In December 2010, the Suffolk County Superior Court granted MHD’s motion for summary judgment to vacate the Third DRB Panel’s awards to PKC for approximately $56.5 million.  The Court granted the motion on the grounds that the arbitrators do not have authority to decide whether particular claims are subject to the arbitration provision of the contract.  MHD subsequently moved to vacate approximately $13.7 million of the Fourth DRB Panel’s total awards to PKC on the same arbitrability basis that the Third DRB’s awards were vacated.  In October 2011, the Suffolk County Superior Court followed its earlier arbitrability rulings holding that the Fourth DRB exceeded its authority in deciding arbitrability with respect to certain of the Fourth DRB Panel’s awards (approximately $8 million of the $13.7 million discussed above).  PKC is pursuing an appeal of the Superior Court decisions.  That appeal has been fully briefed by the parties and oral arguments were heard in May 2012 with a decision expected by the end of 2012.

In February 2012, PKC received a $22 million payment for an interest award associated with the Second DRB panel’s awards to PKC.  In April 2012, the Fifth DRB issued an interim decision in favor of PKC’s proposed borrowing rate for interest amounts due on principal balances awarded to PKC by the Third and Fourth DRB Panels.  The interest award amounts are subject to the results of further Court proceedings as a result of the PKC’s appeal of the Court’s decisions with respect to the Third and Fourth DRB Panel’s principal awards to PKC.  No trial date has been set in any of the cases as the parties are currently awaiting a decision on the appeal of the Superior Court arbitrability rulings.

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

In March 2011, the Company filed its claim and complaint with the New York State Court of Claims and served to the New York State Attorney General’s Office, in the amount of $53.8 million.  In May 2011, the NYSDOT filed a motion to dismiss the Company’s claim on the grounds that the Company had not provided required documentation for project closeout and filing of a claim.  In September 2011, the Company reached agreement on final payment with the Comptroller’s Office on behalf of the NYSDOT which resulted in an amount of $0.5 million payable to the Company and formally closed out the project, which will allow the Company’s claim to be re-filed.  The Company re-filed its claim in the amount of $53.8 million with the NYSDOT in February 2012 and with the Court of Claims in March 2012.  In May 2012, the NYSDOT served its answer and counterclaims in the amount of $151 million alleging fraud in the inducement and punitive damages related to disadvantaged business enterprise (“DBE”) requirements for the Project.  The Court has ordered that the parties complete discovery by August 2013.  The Company does not expect the counterclaim to have any material effect on its consolidated financial statements.

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

Queensridge Matter

Tutor Perini Building Corp. (“TPBC”) (formerly Perini Building Company, Inc.), a wholly owned subsidiary of the Company, was the general contractor for the construction of One Queensridge Place, a condominium project in Las Vegas, Nevada.  The developer of the project, Queensridge Towers, LLC / Executive Home Builders, Inc. (“Queensridge”), has failed to pay TPBC for work which PBC and its subcontractors performed on the project.

Subcontractors have brought claims against TPBC and have outstanding liens on the property in the amount of approximately $19 million.  TPBC also has an outstanding lien on the property in the amount of approximately $24 million, representing unpaid contract balances and additional work; $19 million of TPBC’s $24 million lien amount would be paid to subcontractors.  Queensridge has alleged that TPBC and its subcontractors are not due amounts sought and that it has back charges from incomplete and defective work.  TPBC filed an arbitration demand, asserting $35 million in claims against Queensridge, including $25 million for contract damages and $10 million for punitive damages.

In April 2011, the American Arbitration Association granted TPBC’s request for consolidation of claims.  All claims will be arbitrated. The arbitration hearings started in early 2012 and are expected to conclude in late 2012.  At the conclusion of the arbitration, the parties will return to District Court to resolve the lien issues.  The arbitration panel has issued several rulings to date, including the denial of Queensridge’s request to reopen hearings on a specific change order.  As arbitration discovery and hearings continue, the parties are currently participating in settlement discussions.

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

In June 2012, FM filed a motion for summary judgment arguing that the builder’s risk policy does not apply to the loss and that FM is not in breach of the commercial property policy as they have paid for all covered damages.  PTJV’s opposition was filed in July 2012, and a hearing is set for August 2012.  The parties also submitted to a mediation in July 2012 and continue to participate in settlement discussions.

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

Fontainebleau Matter

Desert Mechanical Inc. (“DMI”) and Fisk, wholly owned subsidiaries of the Company, were subcontractors on the Fontainebleau Project in Las Vegas (“Fontainebleau”), a hotel/casino complex with approximately 3,800 rooms.  In June 2009, Fontainebleau filed for bankruptcy protection, under Chapter 11 of the U.S. Bankruptcy Code, in the Southern District of Florida.  Fontainebleau is headquartered in Miami, Florida.

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

MGM CityCenter Matter

Tutor Perini Building Corp. (“TPBC”) (formerly Perini Building Company, Inc.), a wholly owned subsidiary of the Company, contracted with MGM MIRAGE Design Group (“MGM”) in March 2005 to construct the CityCenter project in Las Vegas, Nevada (the “Project”).  The Project, which encompasses nineteen separate contracts, is a 66-acre urban mixed use development consisting of hotels, condominiums, retail space and a casino.

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

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In May 2010, MGM filed a counterclaim and third party complaint against the Company and its subsidiary TPBC. The court granted the Company and MGM’s joint motion to consolidate all subcontractor initiated actions into the main CityCenter lawsuit.  MGM has filed a motion to demolish the Harmon Tower, one of the CityCenter buildings.  The Company opposed the motion, and hearings on the motion were held in March and July 2012.  In July 2012, the Court determined that MGM can demolish the Harmon Tower as a “business decision,” but that doing so would not be the result of any actions by TPBC during the construction of the project and that the Court’s decision is not “a determination as to whether any design defects exist, any noncompliance with code exists, any nonconformance with plans exists or any construction defects exist.”

Evidence presented at the July 2012 hearing demonstrated that the Harmon Tower is safe and during the hearing the Court did not make any determination that it cannot be repaired.  Additionally, after two years of litigation, MGM conceded that the Harmon Tower could be repaired if MGM chose to do so.  The evidence at the hearing established that the Harmon Tower could be fully repaired for approximately $21 million, more than $15 million of which is due to design defects that are MGM’s responsibility.  TPBC remains confident that it will prevail when the issues of safety, reparability and responsibility for the issues facing the Harmon Tower are considered.  Discovery continues with additional briefing on various legal issues in July and August 2012.  Trial is now scheduled for June 2013.

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

In public statements, MGM asserted its intent to enter into settlement discussions directly with subcontractors under contract with the Company.  As of June 2012, MGM has reached agreements with subcontractors to settle at a discount $301 million of amounts previously billed to MGM.  The Company has reduced and will continue to reduce amounts included in revenues, cost of construction operations, accounts receivable and accounts payable for the reduction in subcontractor pass-through billings, which the Company would not expect to have an impact on recorded profit.  At June 30, 2012, the Company had approximately $192 million recorded as contract receivables for amounts due and owed to the Company and its subcontractors.  In December 2011, a portion of the amounts owed to one of the Company’s subsidiaries, Fisk, was paid for approximately $15 million.  Included in the Company’s receivables are pass-through subcontractor billings for contract work and retention, and other requests for equitable adjustment for additional work in the amount of $61 million.  As pass-through subcontractor billings are settled, the Company will reduce its mechanic’s lien as appropriate. As of June 30, 2012, the Company’s mechanic’s lien has been reduced to $313 million.

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

The Company has tendered its claim to the NYCTA Owner Controlled Insurance Program (“OCIP”) and to Chartis Claims, Inc., its insurance carrier.  Coverage was denied in January 2011.  The OCIP and general liability carriers have filed a declaratory relief action in the United States District Court, Southern District of New York against the Company seeking court determination that no coverage is afforded under their policies.  The Company believes it has legal entitlement to recover costs under the policies and intends to defend and pursue its claim against the carriers for breach of contract and appropriate associated causes of action.  The Company filed a lawsuit against certain underwriters at Lloyds, London, the excess carrier, Illinois National Insurance Company, the Insurance Company of the State of Pennsylvania, and National Union Fire Insurance Company of Pittsburgh, Pennsylvania, with respect to this claim in the Commonwealth of Massachusetts, Suffolk County Superior Court, in June 2011.  This case will be dismissed and the dispute will be heard in the New York action, where the Company has filed its amended answer and counterclaims in response to the declaratory relief action.  Discovery is ongoing, and the Court has scheduled a bench trial for the declaratory relief causes of action in September 2012.

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

In April 2010, King County filed a lawsuit alleging damages in the amount of $74 million, plus costs, for VPFK’s failure to complete specified components of the project in the King County Superior Court, State of Washington. Shortly thereafter, VPFK filed a counterclaim in the amount of approximately $75 million, seeking reimbursement for additional costs incurred as a result of differing site conditions, King County’s defective specifications, for damages sustained on VPFK’s tunnel boring machines (“TBM”), and increased costs as a result of hyperbaric interventions. VPFK’s claims related to differing site conditions, defective design specifications, and damages to the TBM were presented to a Dispute Resolution Board (“DRB”).  King County amended the amount sought in its lawsuit to approximately $132 million.  In August 2011, the DRB generally found that King County was liable to VPFK for VPFK’s claims for encountering differing site conditions, including damages to the TBM, but not on VPFK’s alternative theory of defective specifications.  In preparation for trial, in June 2012 each party filed several motions for summary judgment on certain claims and requests for trial. The Court granted King County’s requests related to evidence and damages that may be presented at trial with two of VPFK’s motions still pending with hearings scheduled for the third quarter of 2012.

The parties participated in a mediation in July 2012, however the case has not settled.  Trial is currently set for September 2012.

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

In June 2007, FSE submitted a Demand for Arbitration against Transit to terminate its subcontract due to the execution of a Cure Agreement between the NYCTA, Siemens and Transit, which severely amended FSE’s rights under the Prime Contract, due to Transit’s failure to provide information and equipment to allow work to progress according to the approved schedule, and for failure to tender payment in excess of a year. In July 2009, FSE unilaterally terminated its contract and amended its claim to include all costs incurred through the date it ceased work following its termination.  In August 2007, FSE commenced action against the Federal Insurance Company and St. Paul Fire and Marine Insurance Company, the payment bond sureties for the Consortium, in the Supreme Court of the State of New York. This claim, like the underlying arbitration, alleged damages of $25 million.  In response, Transit notified Travelers Casualty and Surety Company of America (“Travelers”), FSE’s surety, of its intent to default FSE from the contract for failure to perform and filed suit against Travelers in May 2011 in New York, seeking compensation for damages in excess of $25 million up to the contract amount of $36 million.

In June 2012, the arbitration panel awarded FSE a total of approximately $11.9 million due within 45 days, and Transit’s claims were denied.  FSE filed a motion to confirm arbitration award in District Court in July 2012.  This settlement did not have a material effect on the Company’s consolidated financial statements.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(8)	Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2012 and 2011 was 3.9% and 36.5%, respectively.  The effective tax rate for the six months ended June 30, 2012 excludes $3.6 million of certain discrete expense items related to an increase in unrecognized tax benefits and an adjustment, both associated with certain stock-based compensation items identified in March 2012.  The Company’s provision for income taxes and effective tax rate for the six months ended June 30, 2012 were significantly impacted by the goodwill and intangible asset impairment charge discussed in Note 6 above.  Of the total goodwill and intangible asset impairment charge of $376.6 million, approximately $255.0 million pertained to goodwill or intangible assets that yielded permanent differences between book income and taxable income. The Company has tax affected the impairment charge for the current period based on its estimated annual effective tax rate of 3.9%, which resulted in a reduction of its provision for income taxes of approximately $20.7 million during the period.  Additionally, approximately $47.7 million was recorded as a reduction in previously recorded deferred tax liabilities due to the impairment charge.

For financial statement purposes the Company uses the more-likely-than-not recognition threshold and a tax benefit measurement process for recording changes to unrecognized tax benefits. The Company recognizes interest and penalties on any income tax liabilities as a component of its income tax provision. The total amount of gross unrecognized tax benefits recorded was approximately $2.9 million and $1.7 million as of June 30, 2012 and December 31, 2011, respectively.

The Company’s 2010 U.S. Federal tax return is currently being audited by the Internal Revenue Service.

(9)	Stock-Based Compensation

For the three and six month periods ended June 30, 2012, the Company recognized total compensation expense of $1.7 million and $5.1 million, respectively, in general and administrative expenses related to stock-based compensation awards. For the three and six months ended June 30, 2011 the Company recognized total compensation expense of $3.5 million and $7.1 million, respectively, related to stock-based compensation awards.

Restricted Stock Awards
Restricted stock awards vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets.  Upon vesting, each award is exchanged for one share of the Company’s common stock.  The grant date fair values of these awards are determined based on the closing price of either the award date (if subject only to service conditions), or, if later, the date that the Compensation Committee establishes the applicable performance target (if subject to performance conditions).   As of June 30, 2012, the Compensation Committee has approved the grant of an aggregate of 4,875,833 restricted stock awards to eligible participants.

In March 2012, the Compensation Committee established the 2012 pre-tax income performance targets for 220,000 restricted stock units awarded in 2009 and 2010.  In May and June 2012, the Compensation Committee approved the award of 783,333 new restricted stock units.  Additionally 120,833 restricted stock units were forfeited during the six months ended June 30, 2012.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2012, the Company recognized $1.2 million and $3.7 million, respectively, of compensation expense related to restricted stock awards.  As of June 30, 2012 there was $8.4 million of unrecognized compensation cost related to the unvested awards which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 2.8 years. A summary of restricted stock awards activity under the plan for the six months ended June 30, 2012 is as follows:

		Weighted Average	Aggregate
	Number	Grant Date	Intrinsic
	of Shares	Fair Value	Value
Granted and Unvested - January 1, 2012	1,185,832	$19.65	$14,633,167
Vested	(208,332)	24.36	2,626,729
Granted	293,333	14.72	3,716,529
Forfeited	(120,833)	13.47	-
Total Granted and Unvested	1,150,000	18.19	14,570,500
Approved for grant	888,335	(a)	11,255,204
Total Awarded and Unvested – June 30, 2012	2,038,335	n.a.	25,825,704

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

The outstanding unvested awards at June 30, 2012 are scheduled to vest as follows, subject where applicable to the achievement of performance targets.  As described above, certain performance targets are not yet established.

Number
Vesting Date	of Awards

2012	-
2013	905,000
2014	408,335
2015	150,000
2016	165,000
2017	410,000
Total	2,038,335

Approximately 245,000 of the unvested awards will vest based on the satisfaction of service requirements and 1,793,335 will vest based on the satisfaction of both service requirements and the achievement of certain performance targets.

Stock Options
Stock option awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets. The grant date fair values of these awards are determined based on the Black-Scholes option price model on either the award date (if subject only to service conditions), or, if later, the date that the Compensation Committee establishes the applicable performance target (if subject to performance conditions).  The related compensation expense is amortized over the applicable service period.  The exercise price of the options is equal to the closing price of the Company’s common stock on the date the awards were approved by the Compensation Committee, and the awards expire ten years from the award date. As of June 30, 2012, the Compensation Committee has approved the award of an aggregate of 2,380,465 stock option awards to eligible participants.

In March 2012 the Compensation Committee established the 2012 pre-tax income performance target for 150,000 stock options awarded in 2009. In May and June 2012 the Compensation Committee approved the award of 695,000 new stock options.  Additionally 75,000 stock options were forfeited during the six months ended June 30, 2012.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2012, the Company recognized compensation expense of $0.5 million and $1.4 million, respectively, related to stock option awards.  As of June 30, 2012, there was $2.9 million of unrecognized compensation expense related to the outstanding options which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 2.8 years.

A summary of stock option activity under the plan for the six months ended June 30, 2012 is as follows:

		Weighted Average
	Number	Grant Date	Exercise
	of Shares	Fair Value	Price
Total Granted and Outstanding - January 1, 2012	1,225,465	$10.11	$18.45
Granted	165,000	5.65	19.51
Forfeited	(75,000)	7.20	-
Total Granted and Outstanding	1,315,465	9.72	18.91
Approved for grant	830,000	(a)	12.80
Total Awarded and Outstanding – June 30, 2012	2,145,465	n.a.	16.55

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

There were 490,465 options that have vested and were exercisable at June 30, 2012 at a weighted average exercise price of $19.79 per share. Of the remaining options outstanding, approximately 592,500 of the outstanding options will vest based on the satisfaction of service requirements and 1,062,500 will vest based on the satisfaction of both service requirements and the achievement of certain performance targets.

The outstanding options had an intrinsic value of $0.1 million and a weighted average remaining contractual life of 7.1 years at June 30, 2012.

During 2009, the Compensation Committee approved the award of 750,000 stock options that vest in five equal annual tranches from 2010 to 2014 subject to the achievement of pre-tax income performance targets established by the Compensation Committee. In March 2012, the Compensation Committee established the 2012 pre-tax income performance target for the fourth tranche of 150,000 stock options awarded in 2009.  During May 2012, the Compensation Committee approved the award of 15,000 stock options that vest subject to service-based requirements only.  The fair values of these stock options were determined during the six months ended June 30, 2012 using the Black Scholes option pricing model using the following key assumptions:

Number of Shares	150,000	15,000
Risk-free interest rate	0.88%	1.12%
Expected life of options	4.4 yearss	7.3 years
Expected volatility of underlying stock	53.89%	50.59%
Expected quarterly dividends (per share)	0.00	0.00

(10)	Financial Commitments

Amended Credit Agreement

On August 2, 2012, the Company entered into a First Amendment (the “First Amendment”) to its Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) entered into on August 3, 2011 as Borrower, with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the “Lender”).  The First Amendment modifies the financial covenants under the Credit Agreement beginning for the period ended September 30, 2012 to allow for more favorable minimum net worth, minimum fixed charge and maximum leverage ratios for the Company and also to add new financial covenants including minimum liquidity and consolidated senior leverage ratio covenants.  The First Amendment also increases the sublimit for letters of credit from $50 million to $150 million.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Under the First Amendment, the minimum net worth covenant is modified such that the consolidated net worth cannot be less than the sum of: (i) 85% of the consolidated net worth as of March 31, 2012 less the actual goodwill and intangible assets impairment charge taken on or before September 30, 2012, not to exceed $450.0 million; (ii) an amount equal to 50% of net income for each fiscal quarter ending after June 30, 2012 (with no deduction for net losses); and (iii) an amount equal to 100% of the aggregate amount of all equity issuances after June 30, 2012 that increase stockholder’s equity.  The minimum fixed charge ratio covenant is modified such that the minimum fixed charge ratio shall not be less than 1.00 to 1.00 for the quarterly periods ending September 30, 2012 and December 31, 2012, 1.10 to 1.00 for the quarterly periods ending March 31, 2013 and June 30, 2013, and 1.25 to 1.00 for the quarterly periods ending September 30, 2013 and thereafter.  The consolidated leverage ratio covenant is modified such that the consolidated leverage ratio shall not be greater than 4.25 to 1.00 for the quarterly periods ending September 30, 2012 through March 31, 2013, 3.75 to 1.00 for the quarterly periods ending June 30, 2013 through December 31, 2013, 3.25 to 1.00 for the quarterly periods ending March 31, 2014 through September 30, 2014 and 2.75 to 1.00 for the quarterly periods ending December 31, 2014 and thereafter.  Each of these covenants is also modified to allow for an add-back of up to $450.0 million for any goodwill and intangible asset impairment charges that impact the next four quarters’ ratios.

The First Amendment also modifies the applicable interest rates for amounts outstanding such that they bear interest at a rate equal to, at the Company's option, (a) the adjusted British Bankers Association LIBOR rate, as defined, plus 200 to 400 basis points (floor of 200 basis points) based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA or (b) the higher of the Federal Funds Rate plus 50 basis points, or the prime rate announced by Bank of America, N.A., plus up to 300 basis points based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA.  In addition, the Company has agreed to pay quarterly facility fees ranging from 0.375% to 0.700% per annum of the unused portion of the credit facility.

The Credit Agreement allows the Company to borrow up to $300 million on a revolving credit basis (the “Revolving Facility”), with a $150 million sublimit for letters of credit, and an additional $200 million term loan (the “Term Loan”).  Subject to certain conditions, the Company has the option to increase the base facility by up to an additional $50 million.  Substantially all of the Company’s subsidiaries unconditionally guarantee the obligations of the Company under the Credit Agreement.  The obligations under the Credit Agreement are secured by a lien on all personal property of the Company and its subsidiaries party thereto.  Any outstanding loans under the Revolving Facility mature on August 3, 2016, while the Term Loan includes quarterly installments of principal and interest payable over a five-year period.  The Term Loan balance has been paid down to $170 million at June 30, 2012.

In conjunction with the First Amendment, the Company obtained a waiver of compliance with the covenants of the Credit Agreement for the period ended June 30, 2012 as it would otherwise have been out of compliance with the minimum fixed charge and maximum leverage ratios under the Credit Agreement due to its goodwill and intangible asset impairment charge as disclosed in Note 6 above, current debt levels and lower than expected income from operations.  The Company expects to be in compliance with the modified financial covenants under the First Amendment.

The Company had $42.5 million of outstanding borrowings under its Revolving Facility as of June 30, 2012 and no outstanding borrowings as of December 31, 2011.  The Company utilized the Revolving Facility for letters of credit in the amount of $0.2 million and $3.0 million as of June 30, 2012 and December 31, 2011, respectively.  Accordingly, at June 30, 2012, the Company had $257.3 million available to borrow under the Credit Agreement.

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

Basic earnings (losses) per common share were computed by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings (losses) per common share were similarly computed after giving consideration to the dilutive effect of stock options and restricted stock awards outstanding on the weighted average number of common shares outstanding. The computation of diluted earnings (losses) per common share for the three and six months ended June 30, 2012 excludes 1,315,465 stock options and 1,150,000 restricted stock units because the awards would have an antidilutive effect.  The computation of diluted earnings per common share for the three and six months ended June 30, 2011 excludes 405,000 stock options.

(12)	Business Segments

The following tables set forth certain reportable segment information relating to the Company’s operations for the three and six months ended June 30, 2012 and 2011 (in thousands).  As discussed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, the Company completed a reorganization of its reportable segments during 2011, and as such, the Company has restated comparative prior period information for the reorganized reportable segments in the tables below.

	Reportable Segments
			Specialty	Management				Consolidated
	Building	Civil	Contractors	Services	Totals	Corporate		Total
Three Months Ended June 30, 2012
Total Revenues	$331,924	$327,072	$275,902	$64,773	$999,671	$-		$999,671
Elimination of intersegment revenues	(1,664)	(3,376)	-	(9,285)	(14,325)	-		(14,325)
Revenues from external customers	330,260	323,696	275,902	55,488	985,346	-		985,346
Income from Construction Operations
Before Impairment Charge	(14,487)	25,762	19,868	1,852	32,995	(10,595	)*	22,400
Impairment Charge	(282,608)	(65,503)	(11,489)	(16,974)	(376,574)	-		(376,574)
Total	(297,095)	(39,741)	8,379	(15,122)	(343,579)	(10,595)		(354,174)

Three Months Ended June 30, 2011
Total Revenues	$529,004	$148,304	$87,200	$78,440	$842,948	$-		$842,948
Elimination of intersegment revenues	(3,842)	(1,840)	-	(17,408)	(23,090)	-		(23,090)
Revenues from external customers	525,162	146,464	87,200	61,032	819,858	-		819,858
Income from Construction Operations	23,575	14,875	1,754	6,519	46,723	(9,688	)*	37,035

Index

	Reportable Segments
			Specialty	Management				Consolidated
	Building	Civil	Contractors	Services	Totals	Corporate		Total
Six Months Ended June 30, 2012
Total Revenues	$674,963	$577,661	$543,638	$132,885	$1,929,147	$-		$1,929,147
Elimination of intersegment revenues	(3,909)	(4,592)	(298)	(22,468)	(31,267)	-		(31,267)
Revenues from external customers	671,054	573,069	543,340	110,417	1,897,880	-		1,897,880
Income from Construction Operations
Before Impairment Charge	(23,384)	42,604	39,616	3,738	62,574	(23,211	)*	39,363
Impairment Charge	(282,608)	(65,503)	(11,489)	(16,974)	(376,574)	-		(376,574)
Total	(305,992)	(22,899)	28,127	(13,236)	(314,000)	(23,211)		(337,211)

Six Months Ended June 30, 2011
Total Revenues	$894,487	$276,952	$178,885	$124,475	$1,474,799	$-		$1,474,799
Elimination of intersegment revenues	(8,705)	(5,443)	-	(25,504)	(39,652)	-		(39,652)
Revenues from external customers	885,782	271,509	178,885	98,971	1,435,147	-		1,435,147
Income from Construction Operations	34,827	27,927	2,682	9,160	74,596	(19,048	)*	55,548

* Consists primarily of corporate general and administrative expenses.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following table sets forth certain reportable segment information relating to the Company’s total assets as of June 30, 2012 and December 31, 2011 (in thousands):

	Total Assets as of
	June 30, 2012	December 31, 2011

Building	$696,963	$1,125,632
Civil	1,051,891	1,102,471
Specialty Contractors	662,818	597,986
Management Services	178,477	182,583
	2,590,149	3,008,672
Corporate *	586,423	604,455
Total	$3,176,572	$3,613,127

* Consists principally of cash and cash equivalents, corporate transportation equipment, and other  investments available for general corporate purposes

(13)	Employee Pension Plans

The Company has a defined benefit pension plan and an unfunded supplemental retirement plan.  Effective September 1, 2004, all benefit accruals under the Company’s pension plan were frozen; however, the current vested benefit was preserved.  The pension disclosure presented below includes aggregated amounts for both of the Company’s plans. The following table sets forth the net periodic benefit cost by component for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Interest cost	$1,005	$1,108	$2,010	$2,216
Expected return on plan assets	(1,186)	(1,254)	(2,372)	(2,509)
Amortization of net loss	1,396	992	2,793	1,984

Net periodic benefit cost	$1,215	$846	$2,431	$1,691

The Company contributed $1.7 million and $1.4 million to its defined benefit pension plan during the six months ended June 30, 2012 and 2011, respectively.  The Company expects to contribute an additional $2.2 million to its defined benefit pension plan during the remainder of fiscal year 2012.

(14)	Related Party Transactions

The Company leases certain facilities from Ronald N. Tutor, the Company’s Chairman and Chief Executive Officer, and an affiliate owned by Mr. Tutor under non-cancelable operating lease agreements with monthly payments of $0.2 million, which increase at 3% per annum beginning August 1, 2009 and expire on July 31, 2016.  Lease expense for these leases, recorded on a straight-line basis, was $1.2 million and $1.2 million for the six months ended June 30, 2012 and June 30, 2011, respectively, and was $0.6 million and $0.6 million for the three months ended June 30, 2012 and 2011, respectively.

Raymond R. Oneglia, who is the Vice Chairman of O&G Industries, Inc. (“O&G”) is a director of the Company.  O&G occasionally participates in joint ventures with the Company.  The Company’s share of revenues related to these joint ventures amounted to $8.5 million and $1.9 million (or less than 1%) for the six months ended June 30, 2012 and 2011, respectively, and $6.9 million and $0.4 million (or less than 1%) for the three months ended June 30, 2012 and 2011, respectively.  O&G’s cumulative holdings of the Company’s stock as of June 30, 2012 and 2011 were 600,000 shares, or 1.26% of total common shares outstanding at June 30, 2012.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Company has periodically utilized flight services from JF Aviation, LLC. James A. Frost is the Owner of JF Aviation, LLC and serves as Executive Vice President and Chief Executive Officer of the Company’s Civil segment.  During the six months ended June 30, 2012 and 2011, the transactions amounted to approximately $0.4 million and $0.2 million, respectively, and during the three months ended June 30, 2012 and 2011, the transactions amount to approximately $0.1 million and $0.2 million, respectively.

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

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET – JUNE 30, 2012 (UNAUDITED)
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and Cash Equivalents	$138,340	$16,425	$30,621	$-	$185,386
Restricted Cash	30,216	8,468	-	-	38,684
Accounts Receivable	123,223	1,122,420	5,162	(52,041)	1,198,764
Costs and Estimated Earnings in Excess of Billings	96,140	296,926	152	(18,282)	374,936
Deferred Income Taxes	-	15,381	-	(12,450)	2,931
Other Current Assets	89,467	48,789	1,485	(38,057)	101,684
Total Current Assets	477,386	1,508,409	37,420	(120,830)	1,902,385

Long-term Investments	46,283	-	-	-	46,283
Property and Equipment, net	59,563	423,951	4,977	-	488,491
Intercompany Notes and Receivables	48,073	617,153	(13,429)	(651,797)	-
Other Assets:
Goodwill	-	570,646	-	-	570,646
Intangible Assets, net	-	133,715	-	-	133,715
Investment in Subsidiaries	2,025,111	132	50	(2,025,293)	-
Other	32,312	9,132	20,375	(26,767)	35,052
	$2,688,728	$3,263,138	$49,393	$(2,824,687)	$3,176,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$41,450	$23,589	$-	$-	$65,039
Accounts Payable	54,630	707,568	1,065	(70,323)	692,940
Billings in Excess of Costs and Estimated Earnings	86,735	275,910	34	-	362,679
Accrued Expenses and Other Current Liabilities	110,227	98,284	32,088	(50,507)	190,092
Total Current Liabilities	293,042	1,105,351	33,187	(120,830)	1,310,750

Long-term Debt, less current maturities	531,120	118,954	-	(24,777)	625,297
Deferred Income Taxes	53,210	7,761	-	(1,990)	58,981
Other Long-term Liabilities	120,886	4,207	-	-	125,093

Contingencies and Commitments

Intercompany Notes and Advances Payable	634,019	16,702	1,076	(651,797)	-

Stockholders’ Equity	1,056,451	2,010,163	15,130	(2,025,293)	1,056,451

	$2,688,728	$3,263,138	$49,393	$(2,824,687)	$3,176,572

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET - DECEMBER 31, 2011 (UNAUDITED)
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

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2012
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$94,440	$906,260	$-	$(15,354)	$985,346
Cost of Operations	83,035	834,481	(3,877)	(15,354)	898,285

Gross Profit	11,405	71,779	3,877	-	87,061

General and Administrative Expenses	16,830	47,330	501	-	64,661

Goodwill and Intangible Assets Impairment	-	376,574	-	-	376,574

(LOSS) INCOME FROM CONSTRUCTION OPERATIONS	(5,425)	(352,125)	3,376	-	(354,174)

Equity in Earnings of Subsidiaries	(339,844)	-	-	339,844	-
Other Income (Expense), net	535	331	216	-	1,082
Interest Expense	(9,613)	(990)	-	-	(10,603)

(Loss) Income before Income Taxes	(354,347)	(352,784)	3,592	339,844	(363,695)

Benefit (Provision) for Income Taxes	5,924	10,828	(1,480)	-	15,272

(LOSS) NET INCOME	$(348,423)	$(341,956)	$2,112	$339,844	$(348,423)

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	(261)	-	-	261	-
Foreign currency translation	-	(266)	-	-	(266)
Change in fair value of investments	-	5	-	-	5
Change in fair value of interest rate swap	(334)	-	-	-	(334)
Realized loss on sale of investments recorded in Net (Loss) Income	-	-	-	-	-
Total Other Comprehensive Income	(595)	(261)	-	261	(595)

Total Comprehensive Income	$(349,018)	$(342,217)	$2,112	$340,105	$(349,018)

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2011
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$67,629	$763,017	$13,526	$(24,314)	$819,858
Cost of Operations	57,737	691,348	7,877	(24,314)	732,648

Gross Profit	9,892	71,669	5,649	-	87,210

General and Administrative Expenses	15,247	33,540	1,388	-	50,175

(LOSS) INCOME FROM CONSTRUCTION OPERATIONS	(5,355)	38,129	4,261	-	37,035

Equity in Earnings of Subsidiaries	27,297	-	-	(27,297)	-
Other Income (Expense), net	77	1,106	49	-	1,232
Interest Expense	(6,693)	(521)	(38)	-	(7,252)

Income (Loss) before Income Taxes	15,326	38,714	4,272	(27,297)	31,015

Benefit (Provision) for Income Taxes	4,368	(14,130)	(1,559)	-	(11,321)

NET(LOSS) INCOME	$19,694	$24,584	$2,713	$(27,297)	$19,694

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	45	-	-	(45)	-
Foreign currency translation	-	45	-	-	45
Total Other Comprehensive Income	45	45	-	(45)	45

Total Comprehensive Income	$19,739	$24,629	$2,713	$(27,342)	$19,739

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2012
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$163,565	$1,767,955	$-	$(33,640)	$1,897,880
Cost of Operations	145,729	1,620,375	(7,804)	(33,640)	1,724,660

Gross Profit	17,836	147,580	7,804	-	173,220

General and Administrative Expenses	35,739	97,048	1,070	-	133,857

Goodwill and Intangible Assets Impairment	-	376,574	-	-	376,574

(LOSS) INCOME FROM CONSTRUCTION OPERATIONS	(17,903)	(326,042)	6,734	-	(337,211)

Equity in Earnings of Subsidiaries	(322,312)	-	-	322,312	-
Other Income (Expense), net	(1,529)	(145)	448	-	(1,226)
Interest Expense	(19,684)	(2,001)	-	-	(21,685)

(Loss) Income before Income Taxes	(361,428)	(328,188)	7,182	322,312	(360,122)

Benefit (Provision) for Income Taxes	11,802	1,531	(2,837)	-	10,496

(LOSS) NET INCOME	$(349,626)	$(326,657)	$4,345	$322,312	$(349,626)

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	264	-	-	(264)	-
Foreign currency translation	-	57	-	-	57
Change in fair value of investments	-	207	-	-	207
Change in fair value of interest rate swap	(1,019)	-	-	-	(1,019)
Realized loss on sale of investments recorded in Net (Loss) Income	2,005	-	-	-	2,005
Total Other Comprehensive Income	1,250	264	-	(264)	1,250

Total Comprehensive Income	$(348,376)	$(326,393)	$4,345	$322,048	$(348,376)

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2011
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$152,987	$1,309,511	$13,526	$(40,877)	$1,435,147
Cost of Operations	128,653	1,192,048	5,650	(40,877)	1,285,474

Gross Profit	24,334	117,463	7,876	-	149,673

General and Administrative Expenses	30,564	61,782	1,779	-	94,125

(LOSS) INCOME FROM CONSTRUCTION OPERATIONS	(6,230)	55,681	6,097	-	55,548

Equity in Earnings of Subsidiaries	38,343	-	-	(38,343)	-
Other Income (Expense), net	1,103	(380)	62	-	785
Interest Expense	(13,329)	(1,040)	(38)	-	(14,407)

Income (Loss) before Income Taxes	19,887	54,261	6,121	(38,343)	41,926

Benefit (Provision) for Income Taxes	6,736	(19,805)	(2,234)	-	(15,303)

NET (LOSS) INCOME	$26,623	$34,456	$3,887	$(38,343)	$26,623

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	89	-	-	(89)	-
Foreign currency translation	-	89	-	-	89
Total Other Comprehensive Income	89	89	-	(89)	89

Total Comprehensive Income	$26,712	$34,545	$3,887	$(38,432)	$26,712

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2012
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(349,626)	$(326,657)	$4,345	$322,312	$(349,626)
Adjustments to reconcile net income to net cash from operating activities:
Goodwill and intangible assets impairment	-	376,574	-	-	376,574
Depreciation and amortization	2,130	29,840	136	-	32,106
Equity in earnings of subsidiaries	322,312	-	-	(322,312)	-
Stock-based compensation expense	5,074	-	-	-	5,074
Deferred income taxes	(38,696)	(3,725)	-	-	(42,421)
(Gain) Loss on sale of equipment	-	530	-	-	530
Loss on sale of investments	2,699	-	-	-	2,699
Other long-term liabilities	(1,483)	(2,523)	-	-	(4,006)
Other non-cash items	322	195	-	-	517
Changes in other components of working capital	55,269	(120,604)	12,021	-	(53,314)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(1,999)	$(46,370)	$16,502	$-	$(31,867)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(8,500)	(13,288)	-	-	(21,788)
Proceeds from sale of property and equipment	304	9,310	-	-	9,614
Investments in available-for-sale securities	-	(535)	-	-	(535)
Proceeds from sale of available-for-sale securities	16,553	-	-	-	16,553
Change in restricted cash	(3,231)	(16)	-	-	(3,247)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$5,126	$(4,529)	$-	$-	$597

Cash Flows from Financing Activities:
Proceeds from debt	306,538	44	-	-	306,582
Repayment of debt	(277,668)	(13,249)	-	-	(290,917)
Business acquisition related payments	(2,932)	-	-	-	(2,932)
Issuance of common stock and effect of cashless exercise	(307)	-	-	-	(307)
Debt issuance costs	(10)	-	-	-	(10)
Increase (decrease) in intercompany advances	(25,344)	28,037	(2,693)	-	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$277	$14,832	$(2,693)	$-	$12,416

Net Increase (Decrease) in Cash and Cash Equivalents	3,404	(36,067)	13,809	-	(18,854)
Cash and Cash Equivalents at Beginning of Year	134,936	52,492	16,812	-	204,240
Cash and Cash Equivalents at End of Period	$138,340	$16,425	$30,621	$-	$185,386

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2011
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net income	$26,623	$34,456	$3,887	$(38,343)	$26,623
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,694	13,788	503	-	16,985
Equity in earnings of subsidiaries	(38,343)	-	-	38,343	-
Stock-based compensation expense	7,085	-	-	-	7,085
Excess income tax benefit from stock-based compensation	(18)	-	-	-	(18)
Deferred income taxes	(1,149)	(126)	-	-	(1,275)
Loss on sale of equipment	-	146	-	-	146
Other long-term liabilities	(1,185)	(3,234)	-	-	(4,419)
Other non-cash items	(570)	(136)	(693)	-	(1,399)
Changes in other components of working capital	(38,617)	(94,577)	994	-	(132,200)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(43,480)	$(49,683)	$4,691	$-	$(88,472)

Cash Flows from Investing Activities:
Acquisitions, net of cash balance acquired	(161,711)	-	-	-	(161,711)
Acquisition of property and equipment	(1,877)	(19,207)	(1,087)	-	(22,171)
Proceeds from sale of property and equipment	20	3,360	42	-	3,422
Proceeds from sale of available-for-sale securities	-	7,388	-	-	7,388
Change in restricted cash	(3,417)	(403)	(2)	-	(3,822)
Investment in other activities	(2,725)	-	-	-	(2,725)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$(169,710)	$(8,862)	$(1,047)	$-	$(179,619)

Cash Flows from Financing Activities:
Proceeds from debt	207,275	50,900	-	-	258,175
Repayment of debt	(7,939)	(28,682)	-	-	(36,621)
Business acquisition related payments	(1,904)	-	-	-	(1,904)
Excess income tax benefit from stock-based compensation	18	-	-	-	18
Issuance of Common Stock and effect of cashless exercise	256	-	-	-	256
Debt issuance costs	(2,233)	-	-	-	(2,233)
Increase (decrease) in intercompany advances	139,729	(129,614)	(10,115)	-	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$335,202	$(107,396)	$(10,115)	$-	$217,691

Net Increase (Decrease) in Cash and Cash Equivalents	122,012	(165,941)	(6,471)	-	(50,400)
Cash and Cash Equivalents at Beginning of Year	222,156	220,086	29,136	-	471,378
Cash and Cash Equivalents at End of Period	$344,168	$54,145	$22,665	$-	$420,978

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses our financial position at June 30, 2012, and the results of our operations for the three and six months ended June 30, 2012 and should be read in conjunction with: (1) the unaudited consolidated condensed financial statements and notes contained herein, and (2) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

We believe our leadership position as the contractor of choice for large, complex civil and nonresidential building projects will support our long term backlog growth and provide further visibility into the future earnings of our business.  We have capitalized on this leadership position during the first half of 2012 with significant new awards and low bids across each of our segments including the recently announced award for the Hudson Yards development project, which will be booked into backlog as various phases are released, several recent low bids in our Civil Group and several Specialty Contractors Group subcontracts on our current large complex civil and nonresidential building projects.  We expect to continue to leverage our increased self-performance and schedule control capabilities to obtain additional large scale Civil and Building backlog awards through the remainder of 2012.

Index

For the three and six months ended June 30, 2012, we recorded revenues of $985.3 million and $1,897.9 million, losses from construction operations of $354.2 million and $337.2 million, and net losses of $348.4 million and $349.6 million, respectively, as compared to revenues of $819.9 million and $1,435.1 million, income from construction operations of $37.0 million and $55.5 million, and net income of $19.7 million and $26.6 million for the three and six months ended June 30, 2011.  Our results of operations for the three and six months ended June 30, 2012 were materially impacted by a $376.6 million goodwill and intangible asset impairment charge ($355.9 million after-tax), as discussed in further detail under the Critical Accounting Policies below.  We performed an interim impairment test of goodwill and intangible assets during the three months ended June 30, 2012, due to fact that the Company experienced a sustained decrease in its stock price, causing its market capitalization to be substantially less than its carrying value and its implied control premium to increase beyond the implied control premium that was reconciled in its 2011 annual impairment analysis, and beyond the observable market comparable level.  Additionally, deterioration in broader market conditions including recent stock market volatility, particularly in the construction industry, impacted the weighted average cost of capital rate assumptions used in deriving the fair values of our reporting units, which are based primarily on market inputs.  Finally, several of our reporting units have experienced a degradation in the timing of projected cash flows used in deriving the fair values of those reporting units in our 2011 annual impairment analysis caused by delays in the timing of the award and start of new work.

Our volume increased during 2012 primarily due to the contributions from our acquisitions, partially offset by the substantial completion of several successful large public works and hospitality and gaming projects in 2011. Our income from operations and operating margins decreased due to several factors including: the substantial completion of several successful large public works projects in early 2011, the current under absorption of our general and administrative expenses, particularly in our Building segment, as we are starting up several high quality pending award and prospect projects led by the recently announced Hudson Yards development project, and an unfavorable change in new work margin mix.  This decrease was partially offset by contributions from our 2011 acquisitions.  We continue to experience strong contributions from our Specialty Contractors segment, consistent with our strategy of focusing on the growth of our self-performance capabilities.  Our Management Services segment is focused on obtaining new work with various U.S government agencies, including the U.S. military, both domestically and abroad as evidenced by its consistent backlog.  Our operating results also reflect the impacts of a $20.7 million reduction in our provision for income taxes recorded due to the goodwill and intangible asset impairment charges, a $3.6 million increase to our provision for income taxes due to discrete tax adjustments identified in March 2012 as well as a $2.7 million loss on the sale of a portion of our auction rate securities.  We also had increased interest expense with our term loan which was entered into in August 2011, and increased amortization of acquisition-related intangible assets.

At June 30, 2012, we had working capital of $591.6 million, a ratio of current assets to current liabilities of 1.45 to 1.00, and a ratio of long-term debt to equity of 0.59 to 1.00 as compared to working capital of $556.8 million, a ratio of current assets to current liabilities of 1.40 to 1.00 and a ratio of long-term debt to equity of 0.44 to 1.00 at December 31, 2011.  Our stockholders’ equity decreased to $1.1 billion as of June 30, 2012, as compared to $1.4 billion as of December 31, 2011.  The increase in our long-term debt to equity ratio and the decrease in our stockholders’ equity at June 30, 2012 primarily reflect the impact of the $376.6 million goodwill and intangible asset impairment charge ($355.9 million after tax) recorded during the period.

To supplement our unaudited consolidated financial statements presented based on accounting principles generally accepted in the United States of America (“GAAP”), we sometimes use non-GAAP measures of income from operations, net income, earnings per share and other measures that we believe are appropriate to enhance an overall understanding of our historical financial performance and future prospects. We are providing these measures to provide additional information to facilitate the comparison of past and present operations, and they are among the indicators management uses as a basis for evaluating its financial performance as well as for forecasting future periods. For these reasons, management believes these non-GAAP measures can be useful operating performance measures to be considered by investors, potential investors and others.  These measures are not intended to replace the presentation of our financial results in accordance with GAAP, and they may not be comparable to other similarly titled measures of other companies.  A table reconciling reported loss from construction operations, net loss, and diluted loss per share under GAAP to income from operations, net income and diluted earnings per share in 2012, excluding discrete items, is attached.  Included in discrete items are the impacts of: (i) the $355.9 million after-tax impairment charge, (ii) $3.6 million of discrete tax expense items related to an increase in unrecognized tax benefits and an adjustment, both associated with certain stock-based compensation items identified during the first quarter of 2012, and (iii) a $1.6 million after-tax realized loss on the sale of auction rate securities in the first quarter of 2012.

Index

Reconciliation of Non-GAAP Measures

	Reportable Segments
			Specialty	Management	Consolidated
	Building	Civil	Contractors	Services	Total (1)
Three Months Ended June 30, 2012
Income from Construction Operations
As reported	(297,095)	(39,741)	8,379	(15,122)	(354,174)
Plus impairment charge	282,608	65,503	11,489	16,974	376,574
Total, excluding discrete items	(14,487)	25,762	19,868	1,852	22,400

	Reportable Segments
			Specialty	Management	Consolidated
	Building	Civil	Contractors	Services	Total (1)
Six Months Ended June 30, 2012
Income from Construction Operations
As reported	(305,992)	(22,899)	28,127	(13,236)	(337,211)
Plus impairment charge	282,608	65,503	11,489	16,974	376,574
Total, excluding discrete items	(23,384)	42,604	39,616	3,738	39,363

(1)	Consolidated total includes corporate and other general and administrative expenses not impacted by the impairment charge.

	For the three months ended June 30, 2012	For the six months ended June 30, 2012

Reported Net Loss	$(348,423)	$(349,626)
Plus: Impairment charge	376,574	376,574
Less: Tax benefit provided on impairment charge	(20,653)	(20,653)
Plus: Realized loss on sale of investments	-	2,699
Less: Tax benefit provided on realized loss	-	(1,057)
Plus: Discrete tax adjustments	-	3,649
Net Income, excluding discrete items	$7,498	$11,586

Reported diluted earnings per common share	$(7.35)	$(7.38)
Plus: Impairment charge	7.51	7.51
Plus: Discrete tax adjustments	-	0.08
Plus: Realized loss on sale of investments	-	0.03
Diluted earnings per common share, excluding discrete items	$0.16	$0.24

Recent Developments

Updates on Significant Litigation Matters

MGM CityCenter Matter

As part of our long-standing case against MGM regarding the CityCenter project in Las Vegas, Nevada, MGM had filed a motion to demolish the Harmon Tower, which we previously opposed.  In July 2012, the Court determined that MGM can demolish the Harmon Tower as a “business decision,” but that doing so would not be the result of any actions by our subsidiary, Tutor Perini Building Corp., during the construction of the project and that the Court’s decision is not “a determination as to whether any design defects exist, any noncompliance with code exists, any nonconformance with plans exists or any construction defects exist.”

Evidence presented at the July 2012 hearing demonstrated that the Harmon Tower is safe and during the hearing the Court did not make any determination that it cannot be repaired.  Additionally, after two years of litigation, MGM conceded that the Harmon Tower could be repaired if MGM chose to do so.  The evidence at the hearing established that the Harmon Tower could be fully repaired for approximately $21 million, more than $15 million of which is due to design defects that are MGM’s responsibility.  We remain confident that we will prevail when the issues of safety, reparability and responsibility for the issues facing the Harmon Tower are considered.  Discovery continues on the case with additional briefing on various legal issues in July and August 2012.  Trial is now scheduled for June 2013.

Index

156 Stations Matter

Regarding the 156 Stations matter, in June 2012, an arbitration panel awarded our subsidiary, Five Star Electric Corporation (“FSE”), a total of approximately $11.9 million due within 45 days, and the owner’s claims on the case were denied.  This settlement did not have a material effect on the Company’s consolidated financial statements.

Amended Employment Agreement for Chairman and Chief Executive Officer

On June 1, 2012, we entered into an amended and restated employment agreement (the “Amended Agreement”) with Ronald N. Tutor, Chairman and Chief Executive Officer of the Company. The Amended Agreement amends and restates the employment agreement originally entered into with Mr. Tutor on December 23, 2008, as amended by Amendment No.1 dated March 20, 2009. The principal reason for the Amended Agreement is to secure Mr. Tutor’s services through December 31, 2016, and we believe the Amended Agreement provides for several key changes that will provide a stronger alignment between Mr. Tutor’s compensation and shareholder value creation.

Amended Credit Agreement

On August 2, 2012, we entered into a First Amendment (the “First Amendment”) to our Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) entered into on August 3, 2011 as Borrower, with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the “Lender”).  The First Amendment modifies the financial covenants under the Credit Agreement to allow for more favorable minimum net worth, minimum fixed charge and maximum leverage ratios for us and also to add several new financial covenants including minimum liquidity and a consolidated senior leverage ratio.  The First Amendment also modifies the applicable interest rates for amounts outstanding under the credit facility as well as the quarterly fees per annum for the unused portion of the credit facility, and it increases the sublimit for letters of credit from $50 million to $150 million.  In conjunction with the First Amendment, we obtained a waiver of compliance with the covenants of the Credit Agreement for the period ended June 30, 2012 as we otherwise would not have been in compliance with the minimum fixed charge and maximum leverage ratios under the Credit Agreement due to our goodwill and intangible asset impairment charge as discussed above, current debt levels and lower than expected income from operations.  We expect to be in compliance with the modified financial covenants under the First Amendment.

Backlog of $5.9 Billion and Recent Pending Awards

Our backlog of uncompleted construction work at June 30, 2012 was approximately $5.9 billion compared to $6.1 billion at December 31, 2011.  During the three months ended June 30, 2012 we converted a number of pending awards into backlog across each of our business segments, and we had significant adjustments to existing contracts.  Significant awards include a $178 million courthouse in Florida, a $99 million electrical subcontract for a civil infrastructure project on the west coast, a $95 million hospitality project in Nevada, and a $94 million task order contract for the U.S. Army Corps of Engineers for the construction of three electrical substations and transmission lines in Afghanistan.  In addition, we have significant pending contract awards, including over $1 billion in Building segment projects such as the Hudson Yards development, over $500 million of low bids on civil transportation and bridge projects and over $150 million of low bids on various specialty contracts that we anticipate will enter into backlog in 2012 as the contracts for these projects are executed.  We are continuing to track several large scale civil and building prospects for both public and private sector customers as we continue to leverage our self-performance and schedule control capabilities.

(dollars in millions)	Backlog at December 31, 2011	New Business Awarded (1)	Revenues Recognized	Backlog at June 30, 2012
Building	$2,248.9	$608.7	$(671.1)	$2,186.5
Civil	2,222.2	254.5	(573.1)	1,903.6
Specialty Contractors	1,371.5	641.0	(543.3)	1,469.2
Management Services	265.7	140.3	(110.4)	295.6
Total	$6,108.3	$1,644.5	$(1,897.9)	$5,854.9

(1)	New business awarded consists of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing changes.

Index

Critical Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  Our critical accounting policies are also identified and discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  During the six months ended June 30, 2012, we adopted the following accounting pronouncements that were issued in 2011:

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

In September 2011, the FASB issued a staff position that gives an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment. An entity that adopts this option will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not less than its carrying value. On January 1, 2012, we adopted this option.  The adoption of this option has not had a material effect on our consolidated financial statements, but it may impact the manner in which we perform testing for goodwill impairment.

In July 2012, the FASB issued a staff position that gives an entity the option to make a qualitative evaluation about the likelihood of indefinite-lived intangible asset impairment. An entity that adopts this option will be required to perform the quantitative test only if it concludes that the fair value of the indefinite-lived intangible asset is more likely than not less than its carrying value. The effective date is for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  We do not expect the adoption of this option to have a material effect on our consolidated financial statements, but it may impact the manner in which we perform testing for indefinite-lived intangible asset impairment.

Impairment of goodwill and intangible assets - We test goodwill and intangible assets with indefinite lives for impairment by applying a fair value test in the fourth quarter of each year and between annual tests if events occur or circumstances change which suggest that the goodwill or intangible assets should be evaluated.  Intangible assets with finite lives are also tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable.  During the three months ended June 30, 2012, the Company experienced a sustained decrease in its stock price, causing its market capitalization to be substantially less than its carrying value and its implied control premium to increase beyond the implied control premium that was reconciled in our 2011 annual impairment analysis, and beyond the observable market comparable level.  Additionally, deterioration in broader market conditions including recent stock market volatility, particularly in the construction industry, impacted the weighted average cost of capital rate assumptions used in deriving the fair values of our reporting units, which are based primarily on market inputs.  Finally, several of our reporting units have experienced a degradation in the timing of projected cash flows used in deriving the fair values of those reporting units in our 2011 annual impairment analysis, caused by delays in the timing of the award and start of new work.  Based on these circumstances and events, we have performed an interim goodwill and indefinite lived intangible asset impairment test as of June 30, 2012, and as a result, we recorded a goodwill impairment charge of $321.1 million and an indefinite lived intangible assets impairment charge of $16.4 million.  We also evaluated our finite lived tangible and intangible assets due to the degradation in the timing of projected cash flows since our 2011 impairment analysis and changes in the planned use of certain intangible assets, and this analysis resulted in a $39.1 million impairment charge on our finite lived intangible assets. These non-cash charges do not impact our overall business operations.

Index

The first step in the two-step process of the impairment analysis is to compare the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, a second step must be followed to calculate the goodwill impairment. The second step involves determining the fair value of the individual assets and liabilities of the reporting unit and calculating the implied fair value of goodwill. To determine the fair value of the Company and each of its reporting units, we perform both an income-based valuation approach as well as a market-based valuation approach.  The income-based valuation approach is based on the cash flows that the reporting unit expects to generate in the future and requires us to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit in a discrete period, as well as to determine the weighted-average cost of capital to be used as a discount rate and a terminal value growth rate for the non-discrete period.  The market-based valuation approach to estimate the fair value of our reporting units utilizes industry multiples of revenues and operating earnings.  We equally weight the fair values calculated under the income-based and market-based valuation approaches in arriving at the concluded fair values of our reporting units.

Once the Company’s total fair value was determined in the first step of its interim impairment analysis, we reconciled the Company’s fair value to its market capitalization and concluded that the implied control premium associated with the fair value estimate was reasonable based in part on current comparable market data.

Impairment assessment inherently involves management judgments as to the assumptions used to project these amounts and the impact of market conditions on those assumptions. The key assumptions that we use to estimate the fair value of our reporting units under the income-based approach are as follows:

•	Weighted average cost of capital used to discount the projected cash flows;

•	Cash flows generated from existing and new work awards; and

•	Projected operating margins.

Weighted average cost of capital rates used to discount the projected cash flows are developed via the capital asset pricing model which is primarily based upon market inputs.  We use discount rates that we feel are an accurate reflection of the risks associated with the forecasted cash flows of our respective reporting units.  Weighted-average cost of capital inputs ranged from 15-16.5% for our reporting units.  As discussed above, the weighted average cost of capital rates were impacted since our 2011 annual impairment analysis broader market conditions including the recent stock market volatility, particularly in the construction industry.

To develop the cash flows generated from new work awards and future operating margins, we track prospective work for each of our reporting units primarily on a project-by-project basis as well as the estimated timing of when the work would be bid or prequalified, started and completed.  We also give consideration to our relationships with the prospective owners, the pool of competitors that are capable of performing large, complex work, changes in business strategy, and our history of success in winning new work in each reporting unit.  With regard to operating margins, we give consideration to our historical reporting unit operating margins in the end markets that the prospective work opportunities are most significant, current market trends in recent new work procurement, and changes in business strategy.

We also estimate the fair value of our reporting units under a market-based approach by applying industry-comparable multiples of revenues and operating earnings to its reporting units’ projected performance.  The conditions and prospects of companies in the construction industry depend on common factors such as overall demand for services.

Index

Changes in our assumptions or estimates could materially affect the determination of the fair value of a reporting unit.  Such changes in assumptions could be caused by:

•	Terminations, suspensions, reductions in scope or delays in the start-up of the revenues and cash flows from backlog as well as the prospective work tracked;

•	Reductions in available government, state and local agencies and non-residential private industry funding and spending;

•	Our ability to effectively compete for new work and maintain and grow market penetration in the regions that we operate in;

•	Our ability to successfully control costs, work schedule, and project delivery; or

•	Broader market conditions, including stock market volatility in the construction industry and its impact on the weighted average cost of capital assumption.

With regard to our reporting units, the carrying values of our Building, Civil and Management Services reporting units were greater than the fair values, and as such, we performed the second step of the goodwill impairment test for these reporting units which resulted in goodwill impairments as detailed in Note 6 to the Notes to Consolidated Condensed Financial Statements.  The fair value of the Specialty Contractors reporting unit substantially exceeded its carrying value, and as such, it was not necessary to perform the second step of the goodwill impairment test for this reporting unit.

We are currently in the process of finalizing several of the key assumptions used in our interim impairment analysis, and we anticipate completion of this analysis in the third quarter of 2012.  As the key assumptions are finalized, there may be a material adjustment to the impairment charges recorded on the Company’s Consolidated Condensed Statements of Operations.

In conducting the initial step of our goodwill evaluation, we also evaluated our finite lived tangible and intangible assets due to the degradation in the timing of projected cash flows since our 2011 impairment analysis and changes in the planned use of certain intangible assets.  We compared the fair value of the finite lived tangible and intangible assets to their carrying value and determined that the carrying value of a portion of these assets exceeded their fair value as determined by the income-based valuation approach and by benchmarking against observable market prices.  The income-based valuation approach involves similar key assumptions to the goodwill impairment analysis discussed above, (e.g. projections of future cash flows associated with our trade name, contractor license, customer relationship and contract backlog intangible assets that were recorded in previous acquisitions).  This analysis resulted in an impairment charge of $39.1 million associated with our finite lived intangible assets.

Results of Operations

Comparison of the Second Quarter Ended June 30, 2012 with the Second Quarter Ended June 30, 2011

For the second quarter of 2012, we recorded revenues of $985.3 million, losses from construction operations of $354.2 million and a net loss of $348.4 million as compared to revenues of $819.9 million, income from construction operations of $37.0 million and net income of $19.7 million for the second quarter of 2011.  Basic and diluted losses per common share for 2012 were $7.35 and $7.35, respectively, as compared to basic and diluted earnings per common share of $0.42 and $0.41, respectively, for 2011.   Excluding the impacts of the discrete items discussed above, we would have had income from construction operations and net income of $22.4 million and $7.5 million, respectively, and diluted earnings per common share of $0.16, for the second quarter of 2012.

Index

	Revenues for the
	Three months ended June 30,
(dollars in millions)	2012	2011	$ Change	% Change
Building	$330.2	$525.2	$(195.0)	(37.1)%
Civil	323.7	146.5	177.2	121.0%
Specialty Contractors	275.9	87.2	188.7	216.4%
Management Services	55.5	61.0	(5.5)	(9.0%)
Total	$985.3	$819.9	$165.4	20.2%

Building segment revenues decreased by $195.0 million (or 37.1%), from $525.2 million in 2011 to $330.2 million in 2012, due primarily to the substantial completion of a large, successful public works project in Las Vegas and large hospitality and gaming projects in New York and Las Vegas.

Civil segment revenues increased by $177.2 million (or 121.0%), from $146.5 million in 2011 to $323.7 million in 2012, due primarily to the acquisitions of Frontier-Kemper Constructors, Inc. (“Frontier-Kemper”), Lunda Construction Company (“Lunda”) and Becho, Inc. (“Becho”) in mid 2011 which contributed approximately $166.4 million in revenues in the aggregate, an increase of $152.9 million from their contributions to 2011 revenues.  Civil segment revenues also increased due to the ramp up of certain infrastructure projects on the west coast in 2012.

Specialty Contractors segment revenues increased by $188.7 million (or 216.4%), from $87.2 in 2011 to $275.9 million in 2012, due primarily to the acquisition of Five Star Electric Corporation (“FSE”), WDF, Inc. (“WDF”) and Nagelbush Mechanical, Inc. (“Nagelbush”) in mid 2011 which contributed approximately $204.2 million in revenues in the aggregate, partially offset by the substantial completion of certain electrical subcontracts in 2011.

Management Services segment revenues decreased by $5.5 million (or 9.0%), from $61.0 million in 2011 to $55.5 million in 2012, due primarily to the timing of progress on a task order contract for containerized housing in southern Iraq, offset by the ramp up of several recent awards including an air force base project in Guam.

Index

	Income (Loss) from Construction
	Operations for the
	Three months ended June 30,
(dollars in millions)	2012	2011	$ Change	% Change
Building before impairment charge	$(14.5)	$23.5	$(38.0)	(161.7)%
Impairment charge	(282.6)	-	(282.6)
Building, net	(297.1)	23.5	(320.6)	NM

Civil before impairment charge	25.7	14.9	10.8	72.5%
Impairment charge	(65.5)	-	(65.5)
Civil, net	(39.8)	14.9	(54.7)	NM

Specialty Contractors before impairment charge	19.9	1.8	18.1	NM
Impairment charge	(11.5)	-	(11.5)
Specialty Contractors, net	8.4	1.8	6.6	NM

Management Services before impairment charge	1.9	6.5	(4.6)	(70.8)%
Impairment charge	(17.0)	-	(17.0)
Management Services, net	(15.1)	6.5	(21.6)	NM

Corporate	(10.6)	(9.7)	(0.9)	9.3%
Total	$(354.2)	$37.0	$(391.2)	NM
*NM – Not Meaningful

The following discussion of income from construction operations in 2012 and 2011 has been prepared on a pre-impairment charge basis in order to enable users of this information to better compare normal operating results of each segment between the two periods. Since the impairment charge impacts 2012 only and does not affect revenues, cost of revenues or general expenses we incur to conduct our day-to-day construction operations, management believes the following discussion, analysis and comparison of 2012 and 2011 operating results is more meaningful to users when prepared on a pre-impairment charge basis.

Building segment income from construction operations decreased $38.0 million (or 161.7%), from $23.5 million in 2011 to a loss of $14.5 million in 2012, due primarily to the decline in volume discussed above, as well as the favorable close out of certain projects in 2011, the current under absorption of our general and administrative expenses as we are starting up several high quality pending award and prospect projects led by the recently announced Hudson Yards development project, and certain unrecoverable costs incurred during the current period on an educational facility in Alabama.  Our Building segment operating margins have also been impacted by an underlying change in mix of work from public to the more competitive private market.

Civil segment income from construction operations increased by $10.8 million (or 72.5%), from $14.9 million in 2011 to $25.7 million in 2012, due primarily to the contributions from our acquisitions discussed above of $13.3 million (net of intangible assets amortization), an increase of $11.8 million from their contributions to 2011 income from construction operations, as well as the increased volume on certain infrastructure projects on the west coast in 2012 as discussed above.  This increase was partly offset by a decline in operating margin due primarily to the substantial completion of several successful public works projects on the east coast in 2011.

Specialty Contractors segment income from construction operations increased by $18.1 million, from $1.8 million in 2011 to $19.9 million in 2012, due primarily to the acquisitions discussed above which contributed approximately $18.5 million in income from construction operations (net of intangible assets amortization) in the aggregate.

Management Services segment income from construction operations decreased by $4.6 million (or 70.8%), from $6.5 million in 2011 to $1.9 million in 2012, due primarily to the favorable close out of certain projects in Iraq in 2011 and the timing of progress on a task order project for containerized housing in southern Iraq.

Index

Corporate general and administrative expenses increased by $0.9 million (or 9.3%) from $9.7 million in 2011 to $10.6 million in 2012 due primarily to increased expenses associated with integration and system conversion activities in 2012.

Consolidated Other Income, Interest Expense and Provision for Income Taxes

(dollars in millions)	June 30, 2012	June 30, 2011	$ Change	% Change
Three months ended
Other Income (Expense), net	$1.1	$1.2	$(0.1)	(8.3)%
Interest Expense	(10.6)	(7.3)	(3.3)	45.2%
Benefit (Provision) for Income Taxes	15.3	(11.3)	26.6	NM

*NM – Not Meaningful

Other income (expense), net remained consistent at $1.1 million in 2012 compared to $1.2 million in 2011.  Interest expense increased by $3.3 million from $7.3 million in 2011 to $10.6 million in 2012, due primarily to interest expense on our term loan which was entered into in August 2011.  We had an income tax benefit of $15.3 million in 2012 as compared to an expense of $11.3 million in 2011.  This change was due primarily to the impairment charge discussed above, which resulted in a $20.7 million reduction in our provision for income taxes in 2012.  We anticipate our effective tax rate to approximate 3.9% for the remainder of 2012, primarily due to the impairment charge.

Comparison of the Six Months Ended June 30, 2012 with the Six Months Ended June 30, 2011

In 2012 we recorded revenues of $1,897.9 million, losses from construction operations of $337.2 million and a net loss of $349.6 million as compared to revenues of $1,435.1 million, income from construction operations of $55.5 million and net income of $26.6 million in 2011.  Basic and diluted losses per common share for 2012 were $7.38 and $7.38, respectively, as compared to basic and diluted earnings per common share of $0.56 and $0.56, respectively, for 2011.   Excluding the impacts of the discrete items discussed above, we would have had income from construction operations and net income of $39.4 million and $11.6 million, respectively, and diluted earnings per common share of $0.24, in 2012.

	Revenues for the
	Six months ended June 30,
(dollars in millions)	2012	2011	$ Change	% Change
Building	$671.1	$885.7	$(214.6)	(24.2)%
Civil	573.1	271.5	301.6	111.1%
Specialty Contractors	543.3	178.9	364.4	203.7%
Management Services	110.4	99.0	11.4	11.5%
Total	$1,897.9	$1,435.1	$462.8	32.2%

Building segment revenues decreased by $214.6 million (or 24.2%), from $885.7 million in 2011 to $671.1 million in 2012, due primarily to the substantial completion of a large, successful public works project in Las Vegas and large hospitality and gaming projects in New York and Las Vegas partly offset by the acquisition of Anderson Companies (“Anderson”), which contributed approximately $242.2 million in revenues, an increase of $136.4 million from its contributions to 2011 revenues.

Civil segment revenues increased by $301.6 million (or 111.1%), from $271.5 million in 2011 to $573.1 million in 2012, due primarily to the acquisitions of Frontier-Kemper, Lunda and Becho in mid 2011 which contributed approximately $293.3 million in revenues in the aggregate, an increase of $279.8 million from their contributions to 2011 revenues.  Civil segment revenues also increased due to the ramp up of certain infrastructure projects on the west coast in 2012.

Index

Specialty Contractors segment revenues increased by $364.4 million (or 203.7%), from $178.9 million in 2011 to $543.3 million in 2012, due primarily to the acquisition of FSE, WDF and Nagelbush in mid 2011 which contributed approximately $393.1 million in revenues in the aggregate, partially offset by the substantial completion of certain electrical subcontracts in 2011.

Management Services segment revenues increased by $11.4 million (or 11.5%), from $99.0 million in 2011 to $110.4 million in 2012, due primarily to the ramp up of several recent awards including an air force base project in Guam.

	Income (Loss) from Construction
	Operations for the
	Six months ended June 30,
(dollars in millions)	2012	2011	$ Change	% Change
Building before impairment charge	$(23.4)	$34.7	$(58.1)	(167.4)%
Impairment charge	(282.6)	-	(282.6)
Building, net	(306.0)	34.7	(340.7)	NM

Civil before impairment charge	42.6	27.9	14.7	52.7%
Impairment charge	(65.5)	-	(65.5)
Civil, net	(22.9)	27.9	(50.8)	NM

Specialty Contractors before impairment charge	39.6	2.7	36.9	NM
Impairment charge	(11.5)	-	(11.5)
Specialty Contractors, net	28.1	2.7	25.4	NM

Management Services before impairment charge	3.8	9.2	(5.4)	(58.7)%
Impairment charge	(17.0)	-	(17.0)
Management Services, net	(13.2)	9.2	(22.4)	NM

Corporate	(23.2)	(19.0)	(4.2)	22.1%
Total	$(337.2)	$55.5	$(392.7)	NM
*NM – Not Meaningful

The following discussion of income from construction operations in 2012 and 2011 has been prepared on a pre-impairment charge basis in order to enable users of this information to better compare normal operating results of each segment between the two periods. Since the impairment charge impacts 2012 only and does not affect revenues, cost of revenues or general expenses we incur to conduct our day-to-day construction operations, management believes the following discussion, analysis and comparison of 2012 and 2011 operating results is more meaningful to users when prepared on a pre-impairment charge basis.

Building segment income from construction operations decreased $58.1 million (or 167.4%), from $34.7 million in 2011 to a loss of $23.4 million in 2012, due primarily to the decline in volume discussed above, as well as the favorable close out of certain projects in 2011, the current under absorption of our general and administrative expenses as we are starting up several high quality pending award and prospect projects led by the recently announced Hudson Yards development project, and certain unrecoverable costs incurred during the current period on an educational facility in Alabama.  Our Building segment operating margins have also been impacted by an underlying change in mix of work from public to the more competitive private market.

Index

Civil segment income from construction operations increased by $14.7 million (or 52.7%), from $27.9 million in 2011 to $42.6 million in 2012, due primarily to the contributions from our acquisitions discussed above of $24.3 million (net of intangible assets amortization), an increase of $22.7 million from their contributions to 2011 income from construction operations, as well as the increased volume on certain infrastructure projects on the west coast in 2012 as discussed above.  This increase was partly offset by a decline in operating margin due primarily to the substantial completion of several successful public works projects on the east coast in 2011 and work performed under unapproved change orders, which we expect will provide additional profit in the period in which the change orders are approved.

Specialty Contractors segment income from construction operations increased by $36.9 million, from $2.7 in 2011 to $39.6 million in 2012, due primarily to the acquisitions discussed above which contributed approximately $36.8 million in income from construction operations (net of intangible assets amortization) in the aggregate.

Management Services segment income from construction operations decreased by $5.4 million (or 58.7%), from $9.2 million in 2011 to $3.8 million in 2012, due primarily to the favorable close out of certain projects in Iraq and Guam in 2011, offset by the increased volume on the recent new awards in 2012 discussed above.

Corporate general and administrative expenses increased by $4.2 million (or 22.1%) from $19.0 million in 2011 to $23.2 million in 2012 due primarily to increased expenses associated with integration and system conversion activities, additional acquisition related expenses, and a change in the methodology of allocating corporate expenses to our segments.

Consolidated Other Income, Interest Expense and Provision for Income Taxes

(dollars in millions)	June 30, 2012	June 30, 2011	$ Change	% Change
Six months ended
Other Income (Expense), net	$(1.2)	$0.8	$(2.0)	(250.0)%
Interest Expense	(21.7)	(14.4)	(7.3)	50.7%
Benefit (Provision) for Income Taxes	10.5	(15.3)	25.8	NM

*NM – Not Meaningful

Other income (expense), net decreased from income of $0.8 million in 2011 to an expense of $1.2 million in 2012, due primarily to a loss on the sale of a portion of our auction rate securities.  Interest expense increased by $7.3 million from $14.4 million in 2011 to $21.7 million in 2012, due primarily to interest expense on our term loan which was entered into in August 2011.  We had an income tax benefit of $10.5 million in 2012 as compared to an expense of $15.3 million in 2011.  This change was due primarily to the impairment charge discussed above, which resulted in a $20.7 million reduction in our provision for income taxes in 2012.  We anticipate our effective tax rate to approximate 3.9% for the remainder of 2012, primarily due to the impairment charge.

Liquidity and Capital Resources

Cash and Working Capital
At June 30, 2012 and December 31, 2011, cash held by us and available for general corporate purposes was $75.2 million and $109.2 million, respectively.  Our proportionate share of cash held by joint ventures and available only for joint venture-related uses, including distributions to joint venture partners, was $110.2 million and $95.1 million at June 30, 2012 and December 31, 2011, respectively, and our restricted cash was $38.7 million and $35.4 at June 30, 2012 and December 31, 2011, respectively.

Index

A summary of cash flows for each of the six months ended June 30, 2012 and 2011 is set forth below:

	Six Months Ended June 30,
(dollars in millions)	2012	2011
Cash flows from:
Operating activities	$(31.8)	$(88.5)
Investing activities	0.6	(179.6)
Financing activities	12.4	217.7
Net (decrease) increase in cash	(18.8)	(50.4)
Cash at beginning of year	204.2	471.4
Cash at end of period	$185.4	$421.0

During the six months ended June 30, 2012, we used $31.8 million in cash to fund operating activities, primarily due to the timing of collections in the Building segment and cash payments for interest on our outstanding debt and income taxes.  We received $0.6 million in cash from investing activities, due primarily to proceeds from the sales of several of our auction rate securities and construction equipment offset by cash used to purchase construction equipment.  We received $12.4 million in cash from financing activities, primarily due to our outstanding borrowings under our revolving facility offset by cash used for scheduled debt repayments.

At June 30, 2012, we had working capital of $591.6 million, a ratio of current assets to current liabilities of 1.45 to 1.00, and a ratio of long-term debt to equity of 0.59 to 1.00 as compared to working capital of $556.8 million, a ratio of current assets to current liabilities of 1.40 to 1.00 and a ratio of long-term debt to equity of 0.44 to 1.00 at December 31, 2011.  Our stockholders’ equity decreased to $1.1 billion as of June 30, 2012, as compared to $1.4 billion as of December 31, 2011.  The increase in our long-term debt to equity ratio and the decrease in our stockholders’ equity at June 30, 2012 primarily reflect the impact of the $376.6 million goodwill and intangible asset impairment charge ($355.9 million after tax) recorded during the period.

Long-term Investments
At June 30, 2012, we had investments in auction rate securities (“ARS”) of $46.3 million, which are reflected at fair value. Our investment policy is to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. The current overall liquidity concerns in capital markets have affected our ability to liquidate many of our investments in auction rate securities. As such, we classified our ARS as “available-for-sale” Long-term Investments.  Based on our ability to access our cash equivalent investments and our available revolving facility, we do not expect that the short-term lack of liquidity of our ARS investments will materially affect our overall liquidity position or our ability to execute our current business plan.  During the six months ended June 30, 2012, we received approximately $16.6 million in proceeds from the sale of certain of our ARS holdings.  For a description of our accounting for our ARS, see Note 5 of Notes to Consolidated Condensed Financial Statements.

Long-term Debt
On August 2, 2012, we entered into a First Amendment (the “First Amendment”) to its Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) entered into on August 3, 2011 as Borrower, with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the “Lender”).  The First Amendment modifies the financial covenants under the Credit Agreement to allow for more favorable minimum net worth, minimum fixed charge and maximum leverage ratios for us and also to add several new financial covenants including minimum liquidity and a consolidated senior leverage ratio.  The First Amendment also increases the sublimit for letters of credit from $50 million to $150 million.

Under the First Amendment, the minimum net worth covenant is modified such that the consolidated net worth cannot be less than the sum of: (i) 85% of the consolidated net worth as of March 31, 2012 less the actual goodwill and intangible assets impairment charge taken on or before September 30, 2012, not to exceed $450.0 million; (ii) an amount equal to 50% of net income for each fiscal quarter ending after June 30, 2012 (with no deduction for net losses); and (iii) an amount equal to 100% of the aggregate amount of all equity issuances after June 30, 2012 that increase stockholder’s equity.  The minimum fixed charge ratio covenant is modified such that the minimum fixed charge ratio shall not be less than 1.00 to 1.00 for the quarterly periods ending September 30, 2012 and December 31, 2012, 1.10 to 1.00 for the quarterly periods ending March 31, 2013 and June 30, 2013, and 1.25 to 1.00 for the quarterly periods ending September 30, 2013 and thereafter.  The consolidated leverage ratio covenant is modified such that the consolidated leverage ratio shall not be greater than 4.25 to 1.00 for the quarterly periods ending September 30, 2012 through March 31, 2013, 3.75 to 1.00 for the quarterly periods ending June 30, 2013 through December 31, 2013, 3.25 to 1.00 for the quarterly periods ending March 31, 2014 through September 30, 2014 and 2.75 to 1.00 for the quarterly periods ending December 31, 2014 and thereafter.  Each of these covenants is also modified to allow for an add-back of up to $450.0 million for any goodwill and intangible asset impairment charges that impact the next four quarters’ ratios.

Index

The First Amendment also modifies the applicable interest rates for amounts outstanding under the credit facility as well as the quarterly fees per annum for the unused portion of the credit facility.  In conjunction with the First Amendment, we obtained a waiver of compliance with the covenants of the Credit Agreement for the period ended June 30, 2012 as we would otherwise have been out of compliance with the minimum fixed charge and maximum leverage ratios under the Credit Agreement due to our goodwill and intangible asset impairment charge as discussed above, current debt levels, and lower than expected income from operations.  We expect to be in compliance with the modified financial covenants under the First Amendment.

We had $42.5 million in outstanding borrowings under our revolving facility as of June 30, 2012, and we utilized the revolving facility for outstanding letters of credit in the amount of $0.2 million.  Accordingly, at June 30, 2012, we had $257.3 million available to borrow under our credit agreement.  We believe that our financial position and credit arrangements are sufficient to support our current backlog and anticipated new work.

Long-term debt, excluding current maturities of $65.0 million, was $625.3 million at June 30, 2012, an increase of $12.8 million from $612.5 million at December 31, 2011 primarily due to outstanding borrowings on our revolving facility.  Our long-term debt to equity ratio increased to 0.59 at June 30, 2012, from 0.44 at December 31, 2011, primarily due to our goodwill and intangible asset impairment charge recorded during the period.

There were no other material changes in our contractual obligations as of June 30, 2012.

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

Dividends
There were no cash dividends declared or paid on our outstanding common stock during the six months ended June 30, 2012.

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

Index

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

Item 1A.  Risk Factors

Information regarding risk factors affecting our business is discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no material changes from those risk factors during the six months ended June 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases by the Company of its equity securities during the six months ended June 30, 2012.  The Company acquired 19,657 shares from several employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock units.

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

Index

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

Index

Exhibit 10.1	Employment Agreement dated as of June 1, 2012, by and between Tutor Perini Corporation and Ronald N. Tutor (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 1, 2012).

Exhibit 10.2
Fifth Amended and Restated Credit Agreement, dated as of August 3, 2011, among Tutor Perini Corporation, the subsidiaries of Tutor Perini named therein, and Bank of America, N.A., and the other lenders that are parties thereto (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 4, 2011).

Exhibit 10.3
First Amendment to Fifth Amended and Restated Credit Agreement, dated as of August 2, 2012, among Tutor Perini Corporation, the subsidiaries of Tutor Perini named therein, and Bank of America, N.A., and the other lenders that are parties thereto – filed herewith.

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

**Exhibit 101
The following materials from Tutor Perini Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2012 and 2011, (2) Consolidated Condensed Balance Sheets as of June 30, 2012 and December 31, 2011, (3) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (4) Consolidated Condensed Statements of Stockholders’ Equity for the six months ended June 30, 2012, (5) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (6) Notes to Consolidated Condensed Financial Statements.

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

Tutor Perini Corporation
Registrant

Date: August 7, 2012	/s/Michael J. Kershaw
Michael J. Kershaw, Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer