Form 10-Q
period 2012-09-30
TUTOR PERINI Corp
filed 2012-11-02
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from _______________to______________

Commission File Number:  1-6314

Tutor Perini Corporation
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1717070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at October 29, 2012 was 47,556,056.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

Index

Part I.  – Financial Information

Item 1.  Financial Statements

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(In Thousands, except Share Data)

	September 30, 2012	December 31, 2011
ASSETS
Cash and Cash Equivalents	$180,777	$204,240
Restricted Cash	38,700	35,437
Accounts Receivable, including retainage	1,249,787	1,275,031
Costs and Estimated Earnings in Excess of Billings	411,662	358,398
Deferred Income Taxes	3,246	-
Other Current Assets	76,021	76,928
Total Current Assets	1,960,193	1,950,034

Long-term Investments	46,283	62,311

Property and Equipment (net of Accumulated Depreciation of $135,532 in 2012 and $104,541 in 2011)	488,114	491,377

Other Assets:
Goodwill	570,646	892,602
Intangible Assets, net	130,092	197,999
Other	40,130	18,804
	$3,235,458	$3,613,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$63,832	$59,959
Accounts Payable, including retainage	750,697	785,725
Billings in Excess of Costs and Estimated Earnings	345,428	384,282
Accrued Expenses and Other Current Liabilities	161,495	163,268
Total Current Liabilities	1,321,452	1,393,234

Long-term Debt, less current maturities	636,932	612,548

Deferred Income Taxes	59,780	97,921

Other Long-term Liabilities	116,557	109,597

Contingencies and Commitments

Stockholders’ Equity:

Common Stock - $1 par value: 75,000,000 shares authorized; Shares issued and outstanding: 47,556,056 and 47,329,275, respectively	47,556	47,329
Additional Paid-in Capital	1,000,557	993,434
Retained Earnings	95,644	402,679
Accumulated Other Comprehensive Loss	(43,020)	(43,615)
Total Stockholders' Equity	1,100,737	1,399,827

	$3,235,458	$3,613,127

The accompanying notes are an integral part of these consolidated condensed financial statements.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2012	2011	2012	2011

Revenues	$1,099,393	$1,166,410	$2,997,273	$2,601,557

Cost of Operations	983,930	1,046,055	2,708,590	2,331,529

Gross Profit	115,463	120,355	288,683	270,028

General and Administrative Expenses	60,787	58,319	194,644	152,444

Goodwill and Intangible Asset Impairment	-	-	376,574	-

INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	54,676	62,036	(282,535)	117,584

Other Income (Expense), net	545	5,863	(681)	6,648
Interest Expense	(11,039)	(11,566)	(32,724)	(25,973)

Income (Loss) before Income Taxes	44,182	56,333	(315,940)	98,259

(Provision) Benefit for Income Taxes	(1,591)	(20,856)	8,905	(36,159)

NET INCOME (LOSS)	$42,591	$35,477	$(307,035)	$62,100

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.90	$0.75	$(6.47)	$1.32

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.88	$0.74	$(6.47)	$1.30

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	47,556	47,291	47,440	47,192
Effect of Dilutive Stock Options and Restricted Stock Units Outstanding	661	473	-	670

DILUTED	48,217	47,764	47,440	47,862

The accompanying notes are an integral part of these consolidated condensed financial statements.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In Thousands)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2012	2011	2012	2011

Net Income (Loss)	$42,591	$35,477	$(307,035)	$62,100

Other Comprehensive Income (Loss):
Tax adjustment on minimum pension liability	(841)	-	(841)	-
Foreign currency translation (net of tax of $248, $0, $285, and $0, respectively)	362	(1,279)	419	(1,190)
Change in fair value of investments (net of tax of $0, $0, $158, and $0, respectively)	1	595	208	595
Change in fair value of interest rate swap (net of tax of $121, $0, $756, and $0, respectively)	(177)	-	(1,196)	-
Realized loss on sale of investments recorded in Net Income (Loss) (net of tax of $0, $0, $1,219 and $0, respectively)	-	-	2,005	-
Total Other Comprehensive Income (Loss)	(655)	(684)	595	(595)

Total Comprehensive Income (Loss)	$41,936	$34,793	$(306,440)	$61,505

The accompanying notes are an integral part of these consolidated condensed financial statements.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(In Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance - December 31, 2011	$47,329	$993,434	$402,679	$(43,615)	$1,399,827

Net Loss	-	-	(307,035)	-	(307,035)

Other comprehensive income:
Tax adjustment on minimum pension liability				(841)	(841)
Foreign currency translation (net of tax of $285)	-	-	-	419	419
Change in fair value of investments (net of tax of $158)	-	-	-	208	208
Change in fair value of interest rate swap (net of tax of $756)	-	-	-	(1,196)	(1,196)
Realized loss on sale of investments recorded in Net Loss (net of tax of $1,219)	-	-	-	2,005	2,005
Total comprehensive loss					(306,440)

Tax effect of stock-based compensation	-	(195)	-	-	(195)

Stock-based compensation expense	-	7,424	-	-	7,424

Issuance of common stock, net	227	(106)	-	-	121

Balance – September 30, 2012	$47,556	$1,000,557	$95,644	$(43,020)	$1,100,737

The accompanying notes are an integral part of these consolidated condensed financial statements.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011
Cash Flows from Operating Activities:
Net (Loss) Income	$(307,035)	$62,100
Adjustments to reconcile Net (Loss) Income to net cash from operating activities:
Goodwill and intangible asset impairment	376,574	-
Depreciation and amortization	46,676	29,594
Stock-based compensation expense	7,424	6,820
Adjustment of interest rate swap to fair value	264	-
Excess income tax benefit from stock-based compensation	-	(18)
Deferred income taxes	(42,008)	412
Loss on sale of investments	2,699	-
Loss (gain) on sale of equipment	509	(896)
Gain on bargain purchase	-	(4,000)
Other long-term liabilities	(8,399)	(7,919)
Other non-cash items	(446)	(3,251)
Changes in other components of working capital	(104,135)	(207,854)
NET CASH USED IN OPERATING ACTIVITIES	(27,877)	(125,012)

Cash Flows from Investing Activities:
Acquisitions, net of cash balance acquired	-	(337,873)
Acquisition of property and equipment	(33,737)	(39,694)
Proceeds from sale of property and equipment	11,750	6,526
Investment in available-for-sale securities	(535)	-
Proceeds from sale of available-for-sale securities	16,553	7,388
Change in restricted cash	(3,263)	(7,196)
NET CASH USED IN INVESTING ACTIVITIES	(9,232)	(370,849)

Cash Flows from Financing Activities:
Proceeds from debt	511,579	567,782
Repayment of debt	(485,543)	(263,059)
Business acquisition related payments	(10,090)	(1,904)
Excess income tax benefit from stock-based compensation	-	18
Issuance of common stock and effect of cashless exercise	(307)	(44)
Debt issuance costs	(1,993)	(4,989)
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,646	297,804

Net Decrease in Cash and Cash Equivalents	(23,463)	(198,057)
Cash and Cash Equivalents at Beginning of Year	204,240	471,378

Cash and Cash Equivalents at End of Period	$180,777	$273,321
Supplemental Disclosure of Cash Paid During the Period For:
Interest	$24,005	$17,714
Income taxes	$17,647	$40,225
Supplemental Disclosure of Non-cash Transactions:
Property and equipment acquired through financing arrangements	$2,050	$1,604
Grant date fair value of common stock issued for services	$5,075	$5,061

The accompanying notes are an integral part of these consolidated condensed financial statements.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The unaudited consolidated condensed financial statements presented herein include the accounts of Tutor Perini Corporation and its wholly owned subsidiaries (“Tutor Perini” or the “Company”).  The Company’s interests in construction joint ventures are accounted for using the proportionate consolidation method.  These unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.  In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2012 and December 31, 2011, results of operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011. The results of operations for the three and nine months ended September 30, 2012 are not indicative of the results that may be expected for the year ending December 31, 2012 because, among other reasons, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

Prior to the quarterly reporting period ended June 30, 2012, the Company had presented payments related to the deferred purchase price obligation of previous acquisitions within cash flows used by investing activities in the Consolidated Condensed Statement of Cash Flows.  The Company corrected this presentation to appropriately reflect the cash paid to settle the liability recognized at fair value at the conclusion of the measurement period within cash flows used by financing activities, and the remaining cash paid (e.g., changes in fair value of the liability after the conclusion of the measurement period), was reclassified within cash flows used by operating activities.  For the nine months ended September 30, 2012 and 2011 this correction resulted in a decrease in cash flows provided by operating activities of $0 and $1.1 million, an increase in cash flows provided by investing activities of $1.2 million and $3.0 million, and a decrease in cash flows provided by financing activities of $1.2 million and $1.9 million, respectively, in the Consolidated Condensed Statement of Cash Flows. There was no impact on the Company’s Consolidated Condensed Statements of Operations or Balance Sheets previously reported.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.

(2)	Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to such financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  During the nine months ended September 30, 2012, the Company adopted the following accounting pronouncements that were issued in 2011:

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

In accordance with normal practice in the construction industry, the Company includes in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year.  Costs and estimated earnings in excess of billings related to the Company’s contracts and joint venture contracts at September 30, 2012 and December 31, 2011, consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Unbilled costs and profits incurred to date*	$141,980	$107,645
Unapproved change orders	107,786	136,704
Claims	161,896	114,049
	$411,662	$358,398

*	Represents the excess of contract costs and profits recognized to date on the percentage of completion accounting method over the amount of contract billings to date on certain contracts.

Of the balance of “Unapproved change orders” and “Claims” included above in costs and estimated earnings in excess of billings at September 30, 2012 and December 31, 2011, approximately $72.2 million and $85.2 million, respectively, are amounts subject to pending litigation or dispute resolution proceedings as described in Note 7 – Contingencies and Commitments.  These amounts are management’s estimate of the probable cost recovery from the disputed claims considering such factors as evaluation of entitlement, settlements reached to date and experience with the customer.  In the event that future facts and circumstances, including the resolution of disputed claims, cause a reduction in the aggregate amount of the estimated probable cost recovery from the disputed claims, the amount of such reduction will be recorded against earnings in the relevant future period.

The Company recognizes revenues from its contracts under the percentage of completion method. In the ordinary course of business, and at a minimum on a quarterly basis, the Company updates projected total contract revenue, cost and profit or loss for each of our contracts based on changes in facts, such as an approved scope change, and changes in estimates. During the three months ended September 30, 2012, the Company's results of operations were impacted by a $12.4 million increase in the estimated recovery projected for a large hospitality and gaming project which was primarily driven by changes in cost recovery assumptions based on evidence presented during the period. Excluding the discrete items that impacted the Company's estimated tax rate as discussed in Note 8 – Income Taxes, this change in estimate resulted in a $12.4 million increase in income from construction operations, a $7.2 million increase in net income and a $0.15 increase in diluted earnings per common share during the three and nine months ended September 30, 2012. This change was the only change in estimate considered material to the Company's results of operations during the periods presented herein.

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

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The transactions were accounted for using the acquisition method of accounting.  During the nine months ended September 30, 2012, the Company did not materially revise any of the assumptions, estimates or amounts used to complete its purchase price accounting as of December 31, 2011.

The following unaudited pro forma summary financial information presents the operating results of the combined Company for the three months and nine months ended September 30, 2011 assuming that the acquisitions occurred on January 1, 2010. This unaudited pro forma summary financial information is presented for informational purposes only and is not indicative either of the operating results that actually would have occurred had the acquisitions been completed on January 1, 2010, or of future results.

Pro Forma (unaudited)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
(in thousands, except per share data)
Revenues	$1,167,866	$2,780,107
Income from Construction Operations	$63,166	$126,737
Net Income	$36,330	$63,395

Basic earnings per common share	$0.77	$1.34
Diluted earnings per common share	$0.76	$1.32

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

(b)  Merger with GreenStar Services Corporation

On July 1, 2011, the Company acquired GreenStar Services Corporation (“GreenStar”) via a merger of GreenStar into a wholly-owned subsidiary of the Company.  GreenStar is primarily comprised of the following operating entities: Five Star Electric Corporation and WDF, Inc., which are located in New York, and Nagelbush Mechanical, Inc., which is located in Florida. GreenStar was acquired because it is one of the largest specialty contractors in the United States and it will provide an opportunity to expand the Company’s presence in the northeastern markets.

The transaction was accounted for using the acquisition method of accounting.  During the nine months ended September 30, 2012, the Company did not materially revise any of the assumptions, estimates or amounts used to complete its purchase price accounting as of December 31, 2011.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following unaudited pro forma summary financial information presents the operating results of the combined Company for the three months and nine months ended September 30, 2011 assuming that the merger occurred on January 1, 2010. This unaudited pro forma summary financial information is presented for informational purposes only and is not indicative either of the operating results that actually would have occurred had the merger been completed on January 1, 2010, or of future results.

Pro Forma (unaudited)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
(in thousands, except per share data)
Revenues	$1,166,410	$2,954,044
Income from Construction Operations	$62,372	$155,667
Net Income	$35,740	$83,909

Basic earnings per common share	$0.76	$1.78
Diluted earnings per common share	$0.75	$1.75

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

The transaction was accounted for using the acquisition method of accounting.  During the nine months ended September 30, 2012, the Company did not materially revise any of the assumptions, estimates or amounts used to complete its purchase price accounting as of December 31, 2011.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following unaudited pro forma summary financial information presents the operating results of the combined Company for the three months and nine months ended September 30, 2011 assuming that the acquisition occurred on January 1, 2010. This unaudited pro forma summary financial information is presented for informational purposes only and is not indicative either of the operating results that actually would have occurred had the acquisitions been completed on January 1, 2010, or of future results.

Pro Forma (unaudited)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
(in thousands, except per share data)
Revenues	$1,166,410	$2,757,934
Income from Construction Operations	$62,136	$139,481
Net Income	$35,539	$73,603

Basic earnings per common share	$0.75	$1.56
Diluted earnings per common share	$0.74	$1.54

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

(4)	Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents, as reported in the accompanying Consolidated Condensed Balance Sheets, consist of amounts held by the Company that are available for general corporate purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses, including future distributions to joint venture partners.  Restricted cash is primarily held to secure insurance-related contingent obligations, such as insurance claim deductibles, in lieu of letters of credit.  At September 30, 2012 and December 31, 2011, cash and cash equivalents and restricted cash consisted of the following (in thousands):

	September 30, 2012	December 31, 2011

Corporate Cash and Cash Equivalents	$70,055	$109,180

Company's share of joint venture Cash and Cash Equivalents	110,722	95,060
Total Cash and Cash Equivalents	$180,777	$204,240

Restricted Cash	$38,700	$35,437

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(5)	Fair Value Measurements

The Company measures certain financial instruments, including cash and cash equivalents, such as money market funds, at their fair values.  The fair values were determined based on a three-tier valuation hierarchy for disclosure of significant inputs.  These hierarchical tiers are defined as follows:

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at September 30, 2012 Using
	Total Carrying Value at September 30, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and Cash Equivalents (1)	$180,777	$180,777	$-	$-
Restricted Cash (1)	38,700	38,700	-	-
Short-term investments (2)	3,555	-	3,555
Bonds substituted for retainage (3)	14,893	-	14,893	-
Long-term Investments – Auction rate securities (4)	46,283	-	-	46,283
Total	$284,208	$219,477	$18,448	$46,283

Liabilities:
Interest rate swap contract (5)	$2,214	$-	$2,214	$-
Contingent Consideration (6)	46,706	-	-	46,706
	$48,920	$-	$2,214	$46,706

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

	Fair Value Measurements at December 31, 2011 Using
	Total Carrying Value at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and Cash Equivalents (1)	$204,240	$204,240	$-	$-
Restricted Cash (1)	35,437	35,437	-
Short-term investments (2)	3,465	1,026	2,439
Bonds substituted for retainage (3)	12,488	-	12,488
Long-term Investments – Auction rate securities (4)	62,311	-	-	62,311
Total	$317,941	$240,703	$14,927	$62,311

Liabilities:
Interest rate swap contract (5)	$-	$-	$-	$-
Contingent Consideration (6)	51,555	-	-	51,555
	$51,555	$-	$-	$51,555

(1)
Cash, cash equivalents and restricted cash consist primarily of money market funds with original maturity dates of three months or less, for which fair value is determined through quoted market prices.

(2)
Short-term investments are classified as other current assets and are comprised of municipal bonds, the majority of which are rated Aa2 or better.  The fair values of the municipal bonds are obtained from readily-available pricing sources for comparable instruments, and as such, the Company has classified these assets as Level 2.

(3)
Bonds substituted for retainage are classified as accounts receivable, including retainage and are comprised of U.S. Treasury Notes and other municipal bonds, the majority of which are rated Aa3 or better.  The fair values of these assets are obtained from readily-available pricing sources for comparable instruments, and as such, the Company has classified these assets as Level 2.

(4)
At September 30, 2012 the Company had $46.3 million invested in auction rate securities (“ARS”) which the Company considers as available-for-sale long-term investments.  The long-term investments ARS held by the Company at September 30, 2012 are in securities collateralized by student loan portfolios.  At September 30, 2012 most of the Company’s ARS were rated AAA and AA+.  The Company estimated the fair value of its ARS utilizing an income approach valuation model which considered, among other items, the following inputs: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions (discount rates range from 3% to 7%); (iii) consideration of the probabilities of default or repurchase at par for each period (term periods range from 6 to 8 years); (iv) prices from recent comparable transactions; and (v) other third party pricing information without adjustment. See the Level 3 ARS rollforward below for disclosure of the Company’s valuation approach.

(5)
As discussed in Note 10 – Financial Commitments, the Company entered into a swap agreement with Bank of America, N.A. to establish a long-term interest rate for its $200 million five-year term loan.  The swap agreement became effective for the term loan principal balance outstanding at January 31, 2012 and will remain effective through the maturity date of the term loan.  The Company values the interest rate swap liability utilizing a discounted cash flow model that takes into consideration forward interest rates observable in the market and the counterparty’s credit risk.  This liability is classified as a component of other long-term liabilities.

(6)
The liabilities listed as of September 30, 2012 above represent the contingent consideration for the Company’s recent acquisitions for which the measurement period for purchase price analysis has concluded.  See the Level 3 contingent consideration rollforward below for disclosure of the Company’s valuation approach.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

Auction Rate Securities

Balance at December 31, 2011	$62,311
Purchases	-
Settlements	(16,553)
Realized loss included in other income (expense), net	(2,699)
Reversal of pretax impairment charges included in accumulated other comprehensive income (loss)	3,224
Balance at March 31, 2012	$46,283
Purchases	-
Settlements	-
Balance at June 30, 2012	$46,283
Purchases	-
Settlements	-
Balance at September 30, 2012	$46,283

Auction Rate Securities

Balance at December 31, 2010	$88,129
Purchases	-
Settlements	-
Balance at March 31, 2011	$88,129
Purchases	-
Settlements	-
Balance at June 30, 2011	$88,129
Purchases	-
Settlements	-
Balance at September 30, 2011	$88,129

The Company has classified its ARS investment as long-term investments in the Consolidated Condensed Balance Sheets as the Company believes the market for government-backed student loans may take in excess of twelve months to fully recover.

The Company performs a fair market value assessment of its auction rate securities (ARS) on a quarterly basis.  To estimate fair value, the Company utilizes an income approach valuation model, with consideration given to market-based valuation inputs.  The model considers, among other items, the following inputs: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions (discount rates range from 3% to 7% for investment grade securities); (iii) consideration of the probabilities of default or repurchase at par for each period (term periods range from 6 to 8 years); (iv) prices from recent comparable transactions; and (v) other third party pricing information.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The inputs and the Company’s analysis consider: (i) contractual terms of the ARS instruments; (ii) government-backed guarantees, if any; (iii) credit ratings on the ARS; (iv) current interest rates on the ARS and other market interest rate data; (v) trade data available, including trade data from secondary markets, for the Company’s ARS or similar ARS; (vi) recovery rates for any non-government guaranteed assets; (vii) historical transactions of the Company’s ARS being called at par; (viii) refunding initiatives of ARS; and (ix) risk of downgrade and default.   Current market conditions, including repayment status of student loans, credit market risk, market liquidity and macro-economic influences are reflected in these inputs.

On a quarterly basis, the Company also assesses the recoverability of the ARS balance by reviewing: (i) the regularity and timely payment of interest on the securities; (ii) the probabilities of default or repurchase at par; (iii) the risk of loss of principal from government-backed versus non-government-backed securities; and (iv) the prioritization of the Company’s tranche of securities within the investment in case of default.  The potential impact of any principal loss is included in the valuation model.

When the Company’s analysis indicates an impairment of a security, several factors are considered to determine the proper classification of the charge including: (i) any requirement or intent to sell the security; (ii) failure of the issuer to pay interest or principal; (iii) volatility of fair value; (iv) changes to the ratings of the security; (v) adverse conditions specific to the security or market; (vi) expected defaults; and (vii) length of time and extent that fair value has been less than the cost basis.  The accumulation of this data is used to conclude if a credit loss exists for the specific security, and then to determine the classification of the impairment charge as temporary or other-than-temporary.

In the first quarter of 2012, the Company sold one ARS at auction for its full par value and two ARS in a secondary market. The settlement of the three securities resulted in a pre-tax impairment charge of $2.7 million.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

Contingent Consideration

Balance at December 31, 2011	$51,555
Fair value adjustments included in other income (expense), net	142
Balance at March 31, 2012	$51,697
Fair value measured at conclusion of purchase price analysis measurement period	3,344
Fair value adjustments included in other income (expense), net	(298)
Balance at June 30, 2012	$54,743
Fair value adjustments included in other income (expense), net	(37)
Contingent consideration settled	(8,000)
Balance at September 30, 2012	$46,706

Contingent Consideration

Balance at December 31, 2010	$-
Fair value measured prior to conclusion of purchase price analysis measurement period	4,200
Balance at March 31, 2011	$4,200
Fair value measured prior to conclusion of purchase price analysis measurement period	5,500
Balance at June 30, 2011	$9,700
Fair value adjustments included in other income (expense), net	(1,432)
Fair value measured prior to conclusion of purchase price analysis measurement period	40,432
Balance at September 30, 2011	$48,700

The fair values of the contingent consideration were estimated utilizing an income approach which is based on the cash flows that the acquired entity is expected to generate in the future. This approach requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multi-year period, as well as determine the weighted average cost of capital to be used as a discount rate (weighted average cost of capital inputs have ranged from 14%-18%).

The carrying amount of cash and cash equivalents approximates fair value due to the short-term nature of these items. The carrying values of receivables, payables, other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, are estimated to approximate fair value.  Of the Company’s long-term debt, the fair value of the fixed rate senior unsecured notes as of September 30, 2012 was $303.8 million, compared to its carrying value of $298.2 million.  The fair value of the senior unsecured notes was estimated based on market quotations at September 30, 2012.  The carrying value of the remaining balance of the Company’s long-term debt of $402.6 million at September 30, 2012 is estimated to approximate fair value.

There were no significant transfers between Level 1 and Level 2 financial assets and liabilities that are fair valued on a recurring basis during the nine months ended September 30, 2012 and 2011.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(6)	Goodwill and Intangible Assets

The Company tests goodwill and intangible assets with indefinite lives for impairment by applying a fair value test in the fourth quarter of each year and between annual tests if events occur or circumstances change which suggest that the goodwill or intangible assets should be evaluated.  Intangible assets with finite lives are also tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable.  During the second quarter of 2012, the Company experienced a sustained decrease in its stock price, causing its market capitalization to be substantially less than its carrying value and its implied control premium to increase beyond the implied control premium that was reconciled in its 2011 annual impairment analysis, and beyond the observable market comparable level.  Additionally, deterioration in broader market conditions including stock market volatility, particularly in the construction industry, impacted the weighted average cost of capital rate assumptions used in deriving the fair values of the Company’s reporting units, which are based primarily on market inputs.  Finally, several of the Company’s reporting units experienced degradation in the timing of projected cash flows used in deriving the fair values of those reporting units in its 2011 annual impairment analysis caused by delays in the timing of awards and start of new work that the Company anticipated would enter into backlog in the first half of 2012, and a general decrease in profit margins on new work awards that were factored into the Company’s forecast assumptions.

In the Building reporting unit, the most significant decrease in estimated new work cash flow was the result of political decisions that negatively impacted the advance of a large project for an existing customer.  In addition, the Company observed an unfavorable change in the margin mix of new work obtained in the first half of 2012 compared with prior years.  The majority of the new work awards in the first half of 2012 as well as the near term new work prospects were comprised of lower margin private client work and not the higher margin public works the Building reporting unit completed in the past. The projected cash flows for the Building reporting unit as of June 30, 2012 took into consideration the changes in assumptions on new work awards and unfavorable change in margin mix, consistent with its actual results in the first half of 2012.

In the Civil reporting unit, the fourth quarter of 2011 valuation anticipated the award and start and/or ramp-up of a number of projects during 2012.  Many of these projects were delayed for several reasons including political pressures, timing of funding, and general economic concerns.  The change in the estimated timing of recent awards and resulting ramp-up of production resulted in deterioration in anticipated future cash flows from fourth quarter of 2011 expectations. The projected cash flows for the Civil reporting unit as of June 30, 2012 took into consideration the change in estimated timing of award and ramp-up of new work.

Within the Management Services reporting unit valuation for the fourth quarter of 2011, cash flow projections included the anticipated ramp-up of work associated with the movement of Pacific Marine Corps operations from the island of Okinawa to the island of Guam. During April 2012, United States bipartisan legislators were unable to come to agreement on government spending cuts and certain government projects were suspended.  This left doubt around the timing and magnitude of the proposed move. The projected cash flows for the Management Services reporting unit as of June 30, 2012 took into consideration the uncertainty of timing surrounding significant projects with the Pacific Marine Corps on the island of Guam.

Based on these circumstances and events, the Company performed an interim goodwill and indefinite lived intangible asset impairment test as of June 30, 2012 and, as a result, the Company recorded a goodwill impairment charge of $321.1 million and an indefinite lived intangible assets impairment charge of $16.4 million in the second quarter of 2012.  The Company also evaluated its finite lived tangible and intangible assets due to the degradation in the timing of projected cash flows since the Company’s 2011 impairment analysis and changes in the planned use of certain intangible assets, and this analysis resulted in a $39.1 million impairment charge on the Company’s finite lived intangible assets in the second quarter of 2012. These non-cash charges did not impact the Company’s overall business operations.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The first step in the two-step process of the impairment analysis was to determine the fair value of the Company and each of its reporting units and compare the fair value of each reporting unit to its carrying value. If the carrying value of the reporting unit exceeded its fair value, a second step was followed to calculate the goodwill impairment. The second step involved determining the fair value of the individual assets and liabilities of the reporting unit that failed the first step and calculating the implied fair value of goodwill. To determine the fair value of the Company and each of its reporting units, the Company utilized both an income-based valuation approach as well as a market-based valuation approach.  The income-based valuation approach was based on the cash flows that the reporting unit expected to generate in the future and required the Company to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit in a discrete period, as well as to determine the weighted average cost of capital to be used as a discount rate and a terminal value growth rate for the non-discrete period.  The market-based valuation approach to estimate the fair value of the Company’s reporting units utilized industry multiples of revenues and operating earnings.  The Company equally weighted the fair values calculated under the income-based and market-based valuation approaches in arriving at the concluded fair values of its reporting units.

As part of the valuation process, the aggregate fair value of the Company was compared to its market capitalization at the valuation date in order to determine the implied control premium.  The implied control premium was then compared to the control premiums paid in recent transactions within the industry.  The Company’s implied market control premium of 78.1% and 42.5%, as of the fourth quarter of 2011 and the second quarter of 2012 valuation, respectively, were determined to be in an acceptable range of market transactions observed in the construction and engineering industry in the past seven years.

As part of the review process for the reporting unit valuations, the Company created multiple income-based and market-based valuation models to understand the sensitivity of the variables used in determining the fair value. These models were reviewed with the Company’s external fair value specialists who assisted in the process by providing insight into acceptable ranges on various valuation assumptions as well as preferred valuation techniques.

Impairment assessment inherently involves management judgments as to the assumptions used to project these amounts and the impact of market conditions on those assumptions. The key assumptions that the Company used to estimate the fair value of its reporting units under the income-based approach were as follows:

•	Weighted average cost of capital used to discount the projected cash flows;

•	Cash flows generated from existing and new work awards; and

•	Projected operating margins.

Weighted average cost of capital rates used to discount the projected cash flows were developed via the capital asset pricing model which is primarily based upon market inputs.  The Company used discount rates that management felt were an accurate reflection of the risks associated with the forecasted cash flows of its respective reporting units.  Weighted average cost of capital inputs ranged from 15% - 16.5% for the Company’s reporting units.  As discussed above, since the Company’s 2011 annual impairment analysis, the weighted average cost of capital rates were impacted by broader market conditions including the recent stock market volatility, particularly in the construction industry.

To develop the cash flows generated from new work awards and future operating margins, the Company tracked prospective work for each of its reporting units primarily on a project-by-project basis as well as the estimated timing of when the work would be bid or prequalified, started and completed.  The Company also gave consideration to its relationships with the prospective owners, the pool of competitors that were capable of performing large, complex work, changes in business strategy, and the Company’s history of success in winning new work in each reporting unit.  With regard to operating margins, the Company gave consideration to its historical reporting unit operating margins in the end markets that the prospective work opportunities were most significant, current market trends in recent new work procurement, and changes in business strategy.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Similar to previous valuations, the Company noted that small changes to valuation assumptions could have a significant impact on the concluded value; however, the Company gained comfort over the assumptions selected for valuation through comparison to historical transaction benchmarks, third party industry expectations, and the Company’s previous models.

The Company also estimated the fair value of its reporting units under a market-based approach by applying industry-comparable multiples of revenues and operating earnings to its reporting units’ projected performance.  The conditions and prospects of companies in the construction industry depend on common factors such as overall demand for services.

Changes in the Company’s assumptions or estimates could materially affect the determination of the fair value of a reporting unit.  Such changes in assumptions could be caused by:

•	Terminations, suspensions, reductions in scope or delays in the start up of the revenues and cash flows from backlog as well as the prospective work tracked;

•	Reductions in available government, state and local agencies and non-residential private industry funding and spending;

•	The Company’s ability to effectively compete for new work and maintain and grow market penetration in the regions that the Company operates in;

•	The Company’s ability to successfully control costs, work schedule, and project delivery; or

•	Broader market conditions, including stock market volatility in the construction industry and its impact on the weighted average cost of capital assumption.

With regard to the Company’s reporting units, the carrying values of the Company’s Building, Civil and Management Services reporting units were greater than their fair values, and as such, the Company performed the second step of the goodwill impairment test for these reporting units which resulted in goodwill impairments as discussed above. In this second step, the Company determined the fair value of the individual assets and liabilities of the reporting units that failed Step 1 and calculated the implied fair value of goodwill for those reporting units.  The Company included in this calculation the valuation of assets and liabilities that would occur in a theoretical purchase price allocation of the reporting unit in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 805 – Business Combinations, as well as the value of backlog, trade name, and customer relationships and the impact of deferred tax liabilities and assets arising from the fair valuation of these assets and liabilities.

The fair value of the Specialty Contractors reporting unit substantially exceeded its carrying value, and as such, it was not necessary to perform the second step of the goodwill impairment test for this reporting unit.

In conducting the initial step of its goodwill evaluation, the Company also evaluated its finite lived tangible and intangible assets due to the degradation in the timing of projected cash flows since the Company’s 2011 impairment analysis and changes in the planned use of certain intangible assets.  The Company compared the fair value of the finite lived tangible and intangible assets to their carrying value and determined that the carrying value of a portion of these assets exceeded their fair value as determined by the income-based valuation approach and by benchmarking against observable market prices.  This income-based valuation approach involved key assumptions similar to those used in the goodwill impairment analysis for the Company’s reporting units as discussed above, (e.g. projections of future cash flows associated with the Company’s trade name, contractor license, customer relationship and contract backlog intangible assets that were recorded in previous acquisitions).  This analysis resulted in an impairment charge of $39.1 million associated with its finite lived intangible assets.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

During the third quarter of 2012, the Company completed its evaluation of the key assumptions used in its interim impairment analysis of goodwill and intangible assets with indefinite lives, and concluded that there were no adjustments required to be made to the impairment charges recorded in the second quarter of 2012.

Changes in the carrying amount of goodwill during the nine months ended September 30, 2012 are shown in the table below (in thousands):

	Building	Civil	Specialty Contractors	Management Services	Total

Gross Goodwill	$420,267	$430,762	$141,833	$66,638	$1,059,500
Accumulated Impairment	(146,847)	-	-	(20,051)	(166,898)
Balance at December 31, 2011	273,420	430,762	141,833	46,587	892,602
Acquisition related adjustments	-	(869)	-	-	(869)
Impairment charge	(262,918)	(55,740)	-	(2,429)	(321,087)
Balance at September 30, 2012	$10,502	$374,153	$141,833	$44,158	$570,646

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Intangible assets consist of the following (in thousands):

	September 30, 2012				Weighted
	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value	Average Amortization Period

Trade names (non-amortizable)	$117,600	$-	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(3,232)	(23,232)	47,886	20 years
Contractor license	6,000	-	(6,000)	-	N/A
Customer relationships	39,800	(12,708)	(16,645)	10,447	11.4 years
Construction contract backlog	73,706	(52,357)	-	21,349	3.6 years
Total	$311,456	$(68,297)	$(113,067)	$130,092

	December 31, 2011				Weighted
	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value	Average Amortization Period

Trade names (non-amortizable)	$117,600	$-	$(56,100)	$61,500	Indefinite
Trade names (amortizable)	74,350	(788)	(800)	72,762	20 years
Contractor license	6,000	-	(680)	5,320	Indefinite
Customer relationships	39,800	(10,585)	-	29,215	11.6 years
Construction contract backlog	71,140	(41,938)	-	29,202	2.9 years
Total	$308,890	$(53,311)	$(57,580)	$197,999

Amortization expense on intangible assets for the three and nine months ended September 30, 2012 was $3.6 million and $15.0 million, respectively.  Amortization expense on intangible assets for the three and nine months ended September 30, 2011 was $2.9 million and $6.9 million, respectively.  As of September 30, 2012, amortization expense on intangible assets is estimated to be $3.3 million for the remainder of 2012, $13.1 million in 2013, $11.9 million in 2014, $5.3 million in 2015, $3.5 million in 2016 and $42.6 million thereafter.

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

Between 2005 and 2010, the court granted certain Joint Venture motions and LAMTA capitulated on others which reduced the number of false claims LAMTA may seek and limited LAMTA’s claims for damages and penalties.  In September 2010, LAMTA dismissed its remaining claims and agreed to pay the entire amount of the Joint Venture’s remaining claims plus interest.   The Court subsequently entered judgment in favor of TSP and against LAMTA in the amount of $3 million.  This amount is after deducting the amount of $0.5 million, representing the tunnel handrail verdict plus accrued interest against TSP.  The parties filed post-trial motions for costs and fees.  The Court ruled TSP’s sureties could recover costs, LAMTA could recover costs for the tunnel handrail trial, and no party could recover attorneys’ fees.  TSP is appealing the false claims jury verdict on the tunnel handrail claim and other issues, including the denial of TSP’s and its Sureties’ request for attorneys’ fees.  LAMTA subsequently filed its notice of cross-appeal.  In March 2012, the Court finalized the preparation of the record for the Court of Appeal; opening briefs were filed in August 2012.  The appeal of this case is expected to take at least a year.

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

Certain of PKC’s claims have been presented to a Disputes Review Board (“DRB”) which consists of three construction experts chosen by the parties. To date, five DRB panels have issued several awards and interim decisions in favor of PKC’s claims, amounting to total awards to PKC in excess of $128 million plus interest, of which $110 million were binding awards.

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

In March 2011, the Company filed its claim and complaint with the New York State Court of Claims and served to the New York State Attorney General’s Office, in the amount of $53.8 million.  In May 2011, the NYSDOT filed a motion to dismiss the Company’s claim on the grounds that the Company had not provided required documentation for project closeout and filing of a claim.  In September 2011, the Company reached agreement on final payment with the Comptroller’s Office on behalf of the NYSDOT which resulted in an amount of $0.5 million payable to the Company and formally closed out the project, which allowed the Company’s claim to be re-filed.  The Company re-filed its claim in the amount of $53.8 million with the NYSDOT in February 2012 and with the Court of Claims in March 2012.  In May 2012, the NYSDOT served its answer and counterclaims in the amount of $151 million alleging fraud in the inducement and punitive damages related to disadvantaged business enterprise (“DBE”) requirements for the Project.  The Company does not expect the counterclaim to have any material effect on its consolidated financial statements.

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

In October 2012, TPBC and Queensridge reached an agreement to settle their respective claims.  The settlement did not have a material effect on the Company’s consolidated financial statements.

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

PTJV is pursuing an insurance claim for approximately $40 million related to work performed by Banker Steel Company, Inc. (“Banker Steel”), a subcontractor, including $11 million for business interruption costs incurred by Gaylord which have effectively been assigned to PTJV. In November 2009, PTJV filed suit against Factory Mutual Insurance Co. (“FM”) in the Maryland federal district court alleging FM breached the insurance contracts and for declaratory judgment with respect to the insurance coverage.  In December 2010, PTJV filed suit against ACE American Insurance Company (“ACE”) in Maryland federal district court alleging ACE breached the general liability insurance contract, requesting a declaratory judgment with respect to the insurance coverage and for bad faith.  FM and ACE each brought separate motions for summary judgment.  In October, 2012, FM’s motion was denied; ACE’s motion was granted.

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

In January 2010, the Bankruptcy Court approved the sale of the property to Icahn Nevada Gaming Acquisition, LLC and this transaction closed in February 2010.  As a result of a July 2010 ruling relating to certain priming liens, there is now approximately $125 million set aside from this sale, which is available for distribution to satisfy the creditor claims based on seniority.  The total estimated sustainable lien amount is approximately $350 million.  The project lender filed suit against the mechanic’s lien claimants, including DMI and Fisk, alleging that certain mechanic’s liens are invalid and that all mechanic’s liens are subordinate to the lender's claims against the property.  The Nevada Supreme Court ruled in October in an advisory opinion at the request of the Bankruptcy Court that lien priorities would be determined in favor of the mechanic lien holders under Nevada law.

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

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In May 2010, MGM filed a counterclaim and third party complaint against the Company and its subsidiary TPBC. The court granted the Company and MGM’s joint motion to consolidate all subcontractor initiated actions into the main CityCenter lawsuit.  MGM filed a motion to demolish the Harmon Tower, one of the CityCenter buildings.  In July 2012, the Court determined that MGM can demolish the Harmon Tower as a “business decision” but that doing so would not be the result of any actions by TPBC during the construction of the project and that the Court’s decision is not “a determination as to whether any design defects exist, any noncompliance with code exists, any nonconformance with plans exists or any construction defects exist.”

Evidence had been presented at the hearing that the Harmon Tower could be repaired for approximately $21 million, more than $15 million of which is due to design defects that are MGM’s responsibility.  In August 2012, as part of MGM’s motion to demolish the Harmon Tower, the Court found that MGM's testing methodology of extrapolation cannot be presented to a jury.  In mid-September MGM filed a request for additional destructive testing.  In October 2012, the Court ruled it would allow additional testing but with certain conditions including but not limited to the Court’s withdrawing MGM’s right to demolish the Harmon and severing the Harmon defects issue from the rest of the case.  There will be two cases and two separate juries.

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

As of September 2012, MGM has reached agreements with subcontractors to settle at a discount $301 million of amounts previously billed to MGM.  The Company has reduced and will continue to reduce amounts included in revenues, cost of construction operations, accounts receivable and accounts payable for the reduction in subcontractor pass-through billings, which the Company would not expect to have an impact on recorded profit.  At September 30, 2012, the Company had approximately $192 million recorded as contract receivables for amounts due and owed to the Company and its subcontractors.  In December 2011, a portion of the amounts owed to one of the Company’s subsidiaries, Fisk, was paid for approximately $15 million.  Included in the Company’s receivables are pass-through subcontractor billings for contract work and retention, and other requests for equitable adjustment for additional work in the amount of $48 million.  As pass-through subcontractor billings are settled, the Company will reduce its mechanic’s lien as appropriate. As of September 30, 2012, the Company’s mechanic’s lien against the project was $191.3 million.

Management has made an estimate of the total anticipated recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Honeywell Street/Queens Boulevard Bridges Matter

In 1999, the Company was awarded a contract for reconstruction of the Honeywell Street/Queens Boulevard Bridges (the “Project”) for the City of New York (the “City”).  In June 2003, after substantial completion of the Project, the Company initiated an action to recover $8.75 million in claims against the City on behalf of itself and its subcontractors. In March 2010, the City filed counterclaims for $74.6 million and other relief, alleging fraud in connection with the DBE requirements for the Project. In May 2010, the Company served the City with its response to the City’s counterclaims and affirmative defenses.   No trial date has been set.

The Company does not expect this matter to have any material effect on its consolidated financial statements.

Index

 TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Westgate Planet Hollywood Matter

Tutor-Saliba Corporation (“TSC”), a wholly owned subsidiary of the Company, contracted to construct a time share development in Las Vegas (the “Project”) which was substantially completed in December 2009.  The Company’s claims against the owner, Westgate Planet Hollywood Las Vegas, LLC (“WPH”), relate to unresolved owner change orders and other claims.  The Company filed a lien on the project in the amount of $23.2 million, and filed its complaint with the District Court, Clark County, Nevada.  Included in the Company’s receivables are pass-through subcontractor billings for contract work and retention of approximately $12 million. Several subcontractors have also recorded liens, some of which have been released by bonds and some of which have been released as a result of subsequent payment.  Westgate has posted a mechanic’s lien release bond for $22.3 million.

WPH filed a cross-complaint alleging non-conforming and defective work for approximately $51 million, primarily related to alleged defects, misallocated costs, and liquidated damages.  Some or all of the allegations will be defended by counsel appointed by TSC’s insurance carrier.  WPH has since revised the amount of their counterclaims to approximately $45 million.

Two subcontractor claims have settled before trial.  Trial on the remaining issues began in October 2012, and is currently ongoing.

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

The Company has tendered its claim to the NYCTA Owner Controlled Insurance Program (“OCIP”) and to Chartis Claims, Inc., its insurance carrier.  Coverage was denied in January 2011.  The OCIP and general liability carriers have filed a declaratory relief action in the United States District Court, Southern District of New York against the Company seeking court determination that no coverage is afforded under their policies.  The Company believes it has legal entitlement to recover costs under the policies and pursuing its claim against the carriers for breach of contract and appropriate associated causes of action.  The Company has filed its amended answer and counterclaims in response to the declaratory relief action.  The Court had scheduled a bench trial for the declaratory relief causes of action for September 2012.  Chartis and Lloyd's filed motions for summary judgment on declaratory relief issues in mid-September.  The Court adjourned the September trial date and set motions for summary judgment for late November 2012.

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

In April 2010, King County filed a lawsuit alleging damages in the amount of $74 million, plus costs, for VPFK’s failure to complete specified components of the project in the King County Superior Court, State of Washington. Shortly thereafter, VPFK filed a counterclaim in the amount of approximately $75 million, seeking reimbursement for additional costs incurred as a result of differing site conditions, King County’s defective specifications, for damages sustained on VPFK’s tunnel boring machines (“TBM”), and increased costs as a result of hyperbaric interventions. VPFK’s claims related to differing site conditions, defective design specifications, and damages to the TBM were presented to a Dispute Resolution Board (“DRB”).  King County amended the amount sought in its lawsuit to approximately $132 million.  In August 2011, the DRB generally found that King County was liable to VPFK for VPFK’s claims for encountering differing site conditions, including damages to the TBM, but not on VPFK’s alternative theory of defective specifications.  From June through August 2012, each party filed several motions for summary judgment on certain claims and requests in preparation for trial, which were heard and ruled upon by the Court. The Court granted and denied various requests of each party related to evidence and damages.

Trial started in early September and is currently ongoing.

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

In June 2007, FSE submitted a Demand for Arbitration against Transit to terminate FSE’s subcontract due to: the execution of a Cure Agreement between the NYCTA, Siemens and Transit, which amended FSE’s rights under the Prime Contract; Transit’s failure to provide information and equipment to allow work to progress according to the approved schedule, and for failure to tender payment in excess of a year. In June 2012, the arbitration panel awarded FSE a total of approximately $11.9 million to be paid within 45 days, and Transit’s claims were denied.  FSE filed a motion to confirm arbitration award in District Court in July 2012.  In late August 2012, Transit Technologies filed a cross petition to vacate the award.  A decision from the Court is expected by the end of 2012.  The eventual resolution of this matter is not expected to have a material effect on the Company’s consolidated financial statements.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(8)	Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2012 and 2011 was 3.9% and 36.8%, respectively.  The effective tax rate for the nine months ended September 30, 2012 excludes $3.6 million of certain discrete expense items related to an increase in unrecognized tax benefits of $1.1 million and an adjustment of $2.5 million, both associated with certain stock-based compensation items identified in March 2012.  Other discrete items include $4.9 million related to the change in the Company’s forward looking state rate and $0.9 million of benefits claimed on the tax return in excess of the prior year’s income tax provision, offset by $5.0 million of additional tax benefits derived from purchased entities and a $1.0 million reversal of tax reserves.  The Company’s provision for income taxes and effective tax rate for the nine months ended September 30, 2012 were significantly impacted by the goodwill and intangible asset impairment charge discussed in Note 6 – Goodwill and Intangible Assets above.  Of the total goodwill and intangible asset impairment charge of $376.6 million, approximately $255.0 million pertained to goodwill or intangible assets that yielded permanent differences between book income and taxable income. The Company has tax effected the impairment charge for the current year-to-date period based on its estimated annual effective tax rate of 3.9%, which resulted in a reduction in its provision for income taxes of approximately $37.4 million during the period.  Additionally, approximately $47.7 million was recorded as a reduction in previously recorded deferred tax liabilities due to the impairment charge.

For financial statement purposes the Company uses the more-likely-than-not recognition threshold and a tax benefit measurement process for recording changes to unrecognized tax benefits. The Company recognizes interest and penalties on any income tax liabilities as a component of its income tax provision. The total amount of gross unrecognized tax benefits recorded was approximately $2.0 million and $1.7 million as of September 30, 2012 and December 31, 2011, respectively.

The Company’s 2010 U.S. Federal tax return is currently being audited by the Internal Revenue Service.

(9)	Stock-Based Compensation

The Tutor Perini Long-Term Incentive Plan (the “Plan”) allows the Company to grant stock-based compensation awards in a variety of forms including restricted stock and stock options.  The terms and conditions of the awards granted are established by the Compensation Committee of the Company’s Board of Directors, who administers the Plan.

For the three and nine month periods ended September 30, 2012, the Company recognized total stock-based compensation expense of $2.3 million and $7.4 million, respectively, in general and administrative expenses For the three and nine month periods ended September 30, 2011, the Company recognized a credit of $0.3 million and total stock-based compensation expense of $6.8 million, respectively, in general and administrative expenses.

Restricted Stock Awards

Restricted stock awards vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets.  Upon vesting, each award is exchanged for one share of the Company’s common stock.  The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on either the award date (if subject only to service conditions), or the date that the Compensation Committee establishes the applicable performance target (if subject to performance conditions).   As of September 30, 2012, the Compensation Committee has approved the grant of an aggregate of 4,875,833 restricted stock awards to eligible participants.

In March 2012, the Compensation Committee established the 2012 pre-tax income performance targets for 220,000 restricted stock units awarded in 2009 and 2010.  In May and June 2012, the Compensation Committee approved the award of 783,333 new restricted stock units.  Additionally, 120,833 restricted stock units were forfeited during the nine months ended September 30, 2012.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2012, the Company recognized $1.8 million and $5.6 million, respectively, of compensation expense related to restricted stock awards.  As of September 30, 2012 there was $6.5 million of unrecognized compensation cost related to the unvested awards which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 2.6 years. A summary of restricted stock awards activity under the Plan for the nine months ended September 30, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Granted and Unvested - January 1, 2012	1,185,832	$19.65	$14,633,167
Vested	(208,332)	$24.36	2,626,729
Granted	293,333	$14.39	3,355,730
Forfeited	(120,833)	$13.47	-
Total Granted and Unvested	1,150,000	$18.10	13,156,000
Approved for grant	888,335	(a)	10,162,552
Total Awarded and Unvested – September 30, 2012	2,038,335	n.a.	23,318,552

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

The outstanding unvested awards at September 30, 2012 are scheduled to vest as follows, subject where applicable to the achievement of performance targets.  As described above, certain performance targets have not yet been established.

Vesting Date	Number of Awards

2013	905,000
2014	408,335
2015	150,000
2016	165,000
2017	410,000
Total	2,038,335

Approximately 245,000 of the unvested awards will vest based on the satisfaction of service requirements and 1,793,335 will vest based on the satisfaction of both service requirements and the achievement of certain performance targets.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Stock Options

Stock option awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets. The grant date fair values of these awards are determined based on the Black-Scholes option price model on either the award date (if subject only to service conditions), or, the date that the Compensation Committee establishes the applicable performance target (if subject to performance conditions).  The related compensation expense is amortized over the applicable requisite service period.  The exercise price of the options is equal to the closing price of the Company’s common stock on the date the awards were approved by the Compensation Committee, and the awards expire ten years from the award date. As of September 30, 2012, the Compensation Committee has approved an aggregate of 2,380,465 stock option awards to eligible participants.

In March 2012 the Compensation Committee established the 2012 pre-tax income performance target for 150,000 stock options awarded in 2009. In May and June 2012 the Compensation Committee approved the award of 695,000 new stock options.  Additionally, 75,000 stock options were forfeited during the nine months ended September 30, 2012.

For the three and nine months ended September 30, 2012, the Company recognized compensation expense of $0.5 million and $1.9 million, respectively, related to stock option awards.  As of September 30, 2012, there was $2.4 million of unrecognized compensation expense related to the outstanding options which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 2.7 years.

A summary of stock option activity under the Plan for the nine months ended September 30, 2012 is as follows:

		Weighted Average
	Number of Shares	Grant Date Fair Value	Exercise Price
Total Granted and Outstanding - January 1, 2012	1,225,465	$10.11	$18.45
Granted	165,000	$5.65	$19.51
Forfeited	(75,000)	$7.20	$-
Total Granted and Outstanding	1,315,465	$9.72	$18.91
Approved for grant	830,000	(a)	$12.80
Total Awarded and Outstanding – September 30, 2012	2,145,465	n.a.	$16.55

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

There were 490,465 options that have vested and were exercisable at September 30, 2012 at a weighted average exercise price of $19.79 per share. Of the remaining options outstanding, approximately 592,500 will vest based on the satisfaction of service requirements and 1,062,500 will vest based on the satisfaction of both service requirements and the achievement of certain performance targets.

At September 30, 2012, the outstanding options of 1,315,465 shares had an intrinsic value of $0.1 million and a weighted average remaining contractual life of 6.8 years.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

During 2009, the Compensation Committee approved the award of 750,000 stock options that vest in five equal annual tranches from 2010 to 2014 subject to the achievement of pre-tax income performance targets established by the Compensation Committee. In March 2012, the Compensation Committee established the 2012 pre-tax income performance target for the fourth tranche of 150,000 stock options awarded in 2009.  During May 2012, the Compensation Committee approved the award of 15,000 stock options that vest subject to service-based requirements only.  The fair values of these stock options were determined during the nine months ended September 30, 2012 based on the Black Scholes option pricing model using the following key assumptions:

Number of Shares	150,000	15,000
Risk-free interest rate	0.88%	1.12%
Expected life of options	4.4 years	7.3 years
Expected volatility of underlying stock	53.89%	50.59%
Expected quarterly dividends (per share)	0.00	0.00

(10)	Financial Commitments

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

Under the First Amendment, the minimum net worth covenant is modified such that the consolidated net worth of the Company cannot be less than the sum of: (i) 85% of the consolidated net worth as of March 31, 2012 less the actual goodwill and intangible assets impairment charge taken on or before September 30, 2012, not to exceed $450.0 million; (ii) an amount equal to 50% of net income for each fiscal quarter ending after June 30, 2012 (with no deduction for net losses); and (iii) an amount equal to 100% of the aggregate amount of all equity issuances after June 30, 2012 that increase stockholder’s equity.  The minimum fixed charge ratio covenant is modified such that the minimum fixed charge ratio shall not be less than 1.00 to 1.00 for the quarterly periods ending September 30, 2012 and December 31, 2012, 1.10 to 1.00 for the quarterly periods ending March 31, 2013 and June 30, 2013, and 1.25 to 1.00 for the quarterly periods ending September 30, 2013 and thereafter.  The consolidated leverage ratio covenant is modified such that the consolidated leverage ratio shall not be greater than 4.25 to 1.00 for the quarterly periods ending September 30, 2012 through March 31, 2013, 3.75 to 1.00 for the quarterly periods ending June 30, 2013 through December 31, 2013, 3.25 to 1.00 for the quarterly periods ending March 31, 2014 through September 30, 2014 and 2.75 to 1.00 for the quarterly periods ending December 31, 2014 and thereafter.  The First Amendment allows for an add-back to EBITDA of up to $450.0 million for any goodwill and intangible asset impairment charges that impact the ratios for all fiscal quarters through March 31, 2013.

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

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Credit Agreement allows the Company to borrow up to $300 million on a revolving credit basis (the “Revolving Facility”), with a $150 million sublimit for letters of credit, and an additional $200 million term loan (the “Term Loan”).  Subject to certain conditions, the Company has the option to increase the base facility by up to an additional $50 million.  Substantially all of the Company’s subsidiaries unconditionally guarantee the obligations of the Company under the Credit Agreement.  The obligations under the Credit Agreement are secured by a lien on all personal property of the Company and its subsidiaries party thereto.  Any outstanding loans under the Revolving Facility mature on August 3, 2016, while the Term Loan includes quarterly installments of principal and interest payable over a five-year period.  The Term Loan balance has been paid down to $161.3 million at September 30, 2012.

The Company was in compliance with the modified financial covenants under the First Amendment for the period ended September 30, 2012.

The Company had $70.0 million of outstanding borrowings under its Revolving Facility as of September 30, 2012 and no outstanding borrowings as of December 31, 2011.  The Company utilized the Revolving Facility for letters of credit in the amount of $0.2 million and $3.0 million as of September 30, 2012 and December 31, 2011, respectively.  Accordingly, at September 30, 2012, the Company had $229.8 million available to borrow under the Credit Agreement.

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

Basic earnings (losses) per common share were computed by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings (losses) per common share were similarly computed after giving consideration to the dilutive effect of stock options and restricted stock awards outstanding on the weighted average number of common shares outstanding. The computation of diluted earnings (loss) per common share for the three months ended September 30, 2012 excludes 1,315,465 stock option shares, and for the nine months ended September 30, 2012 excludes 1,315,465 stock option shares and 1,358,332 restricted stock units, respectively, because these shares would have an antidilutive effect.  The computation of diluted earnings per common share for the three and nine months ended September 30, 2011 excludes 247,500 restricted stock units and 920,465 stock options.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(12)	Business Segments

The following tables set forth certain reportable segment information relating to the Company’s operations for the three and nine months ended September 30, 2012 and 2011 (in thousands).  As discussed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, the Company completed a reorganization of its reportable segments during 2011, and as such, the Company has restated comparative prior period information for the reorganized reportable segments in the tables below.

	Reportable Segments
	Building	Civil	Specialty Contractors	Management Services	Totals	Corporate		Consolidated Total
Three Months Ended September 30, 2012
Total Revenues	$391,531	$350,542	$315,270	$51,744	$1,109,087	$-		$1,109,087
Elimination of intersegment revenues	(508)	(4,202)	-	(4,984)	(9,694)	-		(9,694)
Revenues from external customers	$391,023	$346,340	$315,270	$46,760	$1,099,393	$-		$1,099,393
Income from Construction Operations	$20,847	$26,280	$14,236	$2,841	$64,204	$(9,528	)*	$54,676

Three Months Ended September 30, 2011
Total Revenues	$566,518	$280,446	$335,924	$85,481	$1,268,369	$-		$1,268,369
Elimination of intersegment revenues	(72,721)	(3,649)	-	(25,589)	(101,959)	-		(101,959)
Revenues from external customers	$493,797	$276,797	$335,924	$59,892	$1,166,410	$-		$1,166,410
Income from Construction Operations	$8,877	$23,805	$33,130	$5,381	$71,193	$(9,157	)*	$62,036

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

	Reportable Segments
	Building	Civil	Specialty Contractors	Management Services	Totals	Corporate		Consolidated Total
Nine Months Ended September 30, 2012
Total Revenues	$1,066,494	$928,203	$858,843	$184,629	$3,038,169	$-		$3,038,169
Elimination of intersegment revenues	(4,417)	(8,794)	(233)	(27,452)	(40,896)	-		(40,896)
Revenues from external customers	$1,062,077	$919,409	$858,610	$157,177	$2,997,273	$-		$2,997,273
(Loss) Income from Construction Operations:
Before Impairment Charge	$(2,537)	$68,884	$53,852	$6,579	$126,778	$(32,739	)*	$94,039
Impairment Charge	(282,608)	(65,503)	(11,489)	(16,974)	(376,574)	-		(376,574)
Total	$(285,145)	$3,381	$42,363	$(10,395)	$(249,796)	$(32,739)		$(282,535)

Nine Months Ended September 30, 2011
Total Revenues	$1,461,005	$557,398	$514,809	$209,956	$2,743,168	$-		$2,743,168
Elimination of intersegment revenues	(81,426)	(9,092)	-	(51,093)	(141,611)	-		(141,611)
Revenues from external customers	$1,379,579	$548,306	$514,809	$158,863	$2,601,557	$-		$2,601,557
Income from Construction Operations	$43,704	$51,732	$35,812	$14,541	$145,789	$(28,205	)*	$117,584

*	Consists primarily of corporate general and administrative expenses.

The following table sets forth certain reportable segment information relating to the Company’s total assets as of September 30, 2012 and December 31, 2011 (in thousands):

	Total Assets as of
	September 30, 2012	December 31, 2011

Building	$690,188	$1,125,632
Civil	1,056,837	1,102,471
Specialty Contractors	718,383	597,986
Management Services	184,735	182,583
	2,650,143	3,008,672
Corporate **	585,315	604,455
Total	$3,235,458	$3,613,127

** Consists principally of cash and cash equivalents, corporate transportation equipment, and other investments available for general corporate purposes.

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(13)	Employee Pension Plans

The Company has a defined benefit pension plan and an unfunded supplemental retirement plan.  Effective September 1, 2004, all benefit accruals under the Company’s pension plan were frozen; however, the current vested benefit was preserved.  The pension disclosure presented below includes aggregated amounts for both of the Company’s plans. The following table sets forth the net periodic benefit cost by component for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest cost	$1,005	$1,108	$3,015	$3,323
Expected return on plan assets	(1,186)	(1,254)	(3,558)	(3,763)
Amortization of net loss	1,396	992	4,189	2,976

Net periodic benefit cost	$1,215	$846	$3,646	$2,536

The Company contributed $4.7 million and $5.2 million to its defined benefit pension plan during the nine months ended September 30, 2012 and 2011, respectively.  The Company expects to contribute an additional $0.9 million to its defined benefit pension plan during the remainder of fiscal year 2012.

(14)	Related Party Transactions

The Company leases certain facilities from Ronald N. Tutor, the Company’s Chairman and Chief Executive Officer, and an affiliate owned by Mr. Tutor under non-cancelable operating lease agreements with monthly payments of $0.2 million, which increase at 3% per annum beginning August 1, 2009 and expire on July 31, 2016.  Lease expense for these leases, recorded on a straight-line basis, was $1.8 million and $1.8 million for the nine months ended September 30, 2012 and 2011, respectively, and was $0.6 million and $0.6 million for the three months ended September 30, 2012 and 2011, respectively.

Raymond R. Oneglia, who is the Vice Chairman of O&G Industries, Inc. (“O&G”) is a director of the Company.  O&G occasionally participates in joint ventures with the Company.  The Company’s share of revenues related to these joint ventures amounted to $13.3 million and $4.3 million (or less than 1%) for the nine months ended September 30, 2012 and 2011, respectively, and $4.8 million and $2.4 million (or less than 1%) for the three months ended September 30, 2012 and 2011, respectively.  O&G’s cumulative holdings of the Company’s stock as of September 30, 2012 and 2011 were 600,000 shares, or 1.26% and 1.27%, of total common shares outstanding at September 30, 2012 and 2011, respectively.

The Company has periodically utilized flight services from JF Aviation, LLC. James A. Frost is the Owner of JF Aviation, LLC and serves as Executive Vice President and Chief Executive Officer of the Company’s Civil segment.  During the nine months ended September 30, 2012 and 2011, the transactions amounted to approximately $0.4 million and $0.3 million, respectively.  There were no transactions during the three months ended September 30, 2012.  During the three months ended September 30, 2011, the transactions amounted to approximately $0.1 million.

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

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS – SEPTEMBER 30, 2012 (UNAUDITED)
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and Cash Equivalents	$93,938	$50,304	$36,535	$-	$180,777
Restricted Cash	30,226	8,474	-	-	38,700
Accounts Receivable	141,255	1,147,571	2,320	(41,359)	1,249,787
Costs and Estimated Earnings in Excess of Billings	97,540	333,611	152	(19,641)	411,662
Deferred Income Taxes	-	15,696	-	(12,450)	3,246
Other Current Assets	68,080	48,958	3,629	(44,646)	76,021
Total Current Assets	431,039	1,604,614	42,636	(118,096)	1,960,193

Long-term Investments	46,283	-	-	-	46,283
Property and Equipment, net	62,234	420,971	4,909	-	488,114
Intercompany Notes and Receivables	56,746	606,288	(14,761)	(648,273)	-
Other Assets:
Goodwill	-	570,646	-	-	570,646
Intangible Assets, net	-	130,092	-	-	130,092
Investment in Subsidiaries	2,074,576	4	50	(2,074,630)	-
Other	37,320	9,274	20,375	(26,839)	40,130
	$2,708,198	$3,341,889	$53,209	$(2,867,838)	$3,235,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$40,454	$23,378	$-	$-	$63,832
Accounts Payable	64,834	746,805	58	(61,000)	750,697
Billings in Excess of Costs and Estimated Earnings	96,187	249,207	34	-	345,428
Accrued Expenses and Other Current Liabilities	96,192	87,240	35,159	(57,096)	161,495
Total Current Liabilities	297,667	1,106,630	35,251	(118,096)	1,321,452

Long-term Debt, less current maturities	548,496	113,281	-	(24,845)	636,932
Deferred Income Taxes	54,014	7,760	-	(1,994)	59,780
Other Long-term Liabilities	112,388	4,169	-	-	116,557

Contingencies and Commitments

Intercompany Notes and Advances Payable	594,896	49,821	3,556	(648,273)	-

Stockholders’ Equity	1,100,737	2,060,228	14,402	(2,074,630)	1,100,737

	$2,708,198	$3,341,889	$53,209	$(2,867,838)	$3,235,458

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS - DECEMBER 31, 2011 (UNAUDITED)
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

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2012
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$113,068	$996,809	$-	$(10,484)	$1,099,393
Cost of Operations	97,225	900,634	(3,445)	(10,484)	983,930

Gross Profit	15,843	96,175	3,445	-	115,463

General and Administrative Expenses	17,840	42,417	530	-	60,787

(LOSS) INCOME FROM CONSTRUCTION OPERATIONS	(1,997)	53,758	2,915	-	54,676

Equity in Earnings of Subsidiaries	49,135	-	-	(49,135)	-
Other Income (Expense), net	45	264	236	-	545
Interest Expense	(10,133)	(906)	-	-	(11,039)

Income before Income Taxes	37,050	53,116	3,151	(49,135)	44,182

Benefit (Provision) for Income Taxes	5,541	(5,732)	(1,400)	-	(1,591)

NET INCOME	$42,591	$47,384	$1,751	$(49,135)	$42,591

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	363	-	-	(363)	-
Tax adjustment on minimum pension liability	(841)	-	-	-	(841)
Foreign currency translation	-	362	-	-	362
Change in fair value of investments	-	1	-	-	1
Change in fair value of interest rate swap	(177)	-	-	-	(177)
Total Other Comprehensive (Loss) Income	(655)	363	-	(363)	(655)

Total Comprehensive Income	$41,936	$47,747	$1,751	$(49,498)	$41,936

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2011
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$72,632	$1,197,802	$-	$(104,024)	$1,166,410
Cost of Operations	63,235	1,091,167	(4,323)	(104,024)	1,046,055

Gross Profit	9,397	106,635	4,323	-	120,355

General and Administrative Expenses	14,892	42,993	434	-	58,319

(LOSS) INCOME FROM CONSTRUCTION OPERATIONS	(5,495)	63,642	3,889	-	62,036

Equity in Earnings of Subsidiaries	42,116	-	-	(42,116)	-
Other Income (Expense), net	5,536	323	4	-	5,863
Interest Expense	(10,634)	(932)	-	-	(11,566)

Income before Income Taxes	31,523	63,033	3,893	(42,116)	56,333

Benefit (Provision) for Income Taxes	3,954	(23,363)	(1,447)	-	(20,856)

NET INCOME	$35,477	$39,670	$2,446	$(42,116)	$35,477

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	(684)	-	-	684	-
Foreign currency translation	-	(1,279)	-	-	(1,279)
Change in fair value of investments	-	595	-	-	595
Total Other Comprehensive Loss	(684)	(684)	-	684	(684)

Total Comprehensive Income	$34,793	$38,986	$2,446	$(41,432)	$34,793

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2012
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$276,633	$2,764,764	$-	$(44,124)	$2,997,273
Cost of Operations	242,954	2,521,009	(11,249)	(44,124)	2,708,590

Gross Profit	33,679	243,755	11,249	-	288,683

General and Administrative Expenses	53,579	139,465	1,600	-	194,644

Goodwill and Intangible Assets Impairment	-	376,574	-	-	376,574

(LOSS) INCOME FROM CONSTRUCTION OPERATIONS	(19,900)	(272,284)	9,649	-	(282,535)

Equity in Earnings of Subsidiaries	(273,177)	-	-	273,177	-
Other (Expense) Income, net	(1,484)	119	684	-	(681)
Interest Expense	(29,817)	(2,907)	-	-	(32,724)

(Loss) Income before Income Taxes	(324,378)	(275,072)	10,333	273,177	(315,940)

Benefit (Provision) for Income Taxes	17,343	(4,201)	(4,237)	-	8,905

(LOSS) NET INCOME	$(307,035)	$(279,273)	$6,096	$273,177	$(307,035)

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	627	-	-	(627)	-
Tax adjustment on minimum pension liability	(841)	-	-	-	(841)
Foreign currency translation	-	419	-	-	419
Change in fair value of investments	-	208	-	-	208
Change in fair value of interest rate swap	(1,196)	-	-	-	(1,196)
Realized loss on sale of investments recorded in Net Income (Loss)	2,005	-	-	-	2,005
Total Other Comprehensive Income	595	627	-	(627)	595

Total Comprehensive (Loss) Income	$(306,440)	$(278,646)	$6,096	$272,550	$(306,440)

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2011
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$225,619	$2,520,839	$-	$(144,901)	$2,601,557
Cost of Operations	191,888	2,294,167	(9,625)	(144,901)	2,331,529

Gross Profit	33,731	226,672	9,625	-	270,028

General and Administrative Expenses	45,456	105,801	1,187	-	152,444

(LOSS) INCOME FROM CONSTRUCTION OPERATIONS	(11,725)	120,871	8,438	-	117,584

Equity in Earnings of Subsidiaries	80,459	-	-	(80,459)	-
Other Income (Expense), net	6,639	(14)	23	-	6,648
Interest Expense	(23,963)	(2,010)	-	-	(25,973)

Income before Income Taxes	51,410	118,847	8,461	(80,459)	98,259

Benefit (Provision) for Income Taxes	10,690	(43,735)	(3,114)	-	(36,159)

NET INCOME	$62,100	$75,112	$5,347	$(80,459)	$62,100

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	(595)	-	-	595	-
Foreign currency translation	-	(1,190)	-	-	(1,190)
Change in fair value of investments	-	595	-	-	595
Total Other Comprehensive Loss	(595)	(595)	-	595	(595)

Total Comprehensive Income	$61,505	$74,517	$5,347	$(79,864)	$61,505

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2012
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(307,035)	$(279,273)	$6,096	$273,177	$(307,035)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Goodwill and intangible assets impairment	-	376,574	-	-	376,574
Depreciation and amortization	3,815	42,657	204	-	46,676
Equity in earnings of subsidiaries	273,177	-	-	(273,177)	-
Stock-based compensation expense	7,424	-	-	-	7,424
Adjustment of interest rate swap to fair value	264	-	-	-	264
Deferred income taxes	(37,810)	(4,198)	-	-	(42,008)
Loss on sale of equipment	-	509	-	-	509
Loss on sale of investments	2,699	-	-	-	2,699
Other long-term liabilities	(5,826)	(2,573)	-	-	(8,399)
Other non-cash items	(524)	78	-	-	(446)
Changes in other components of working capital	62,007	(180,925)	14,783	-	(104,135)
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	$(1,809)	$(47,151)	$21,083	$-	$(27,877)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(12,332)	(21,405)	-	-	(33,737)
Proceeds from sale of property and equipment	500	11,250	-	-	11,750
Investments in available-for-sale securities	-	(535)	-	-	(535)
Proceeds from sale of available-for-sale securities	16,553	-	-	-	16,553
Change in restricted cash	(3,241)	(22)	-	-	(3,263)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$1,480	$(10,712)	$-	$-	$(9,232)

Cash Flows from Financing Activities:
Proceeds from debt	531,618	(20,039)	-	-	511,579
Repayment of debt	(486,426)	883	-	-	(485,543)
Business acquisition related payments	(10,090)	-	-	-	(10,090)
Issuance of common stock and effect of cashless exercise	(307)	-	-	-	(307)
Debt issuance costs	(1,993)	-	-	-	(1,993)
Increase (decrease) in intercompany advances	(73,471)	74,831	(1,360)	-	-
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	$(40,669)	$55,675	$(1,360)	$-	$13,646

Net (Decrease) Increase in Cash and Cash Equivalents	(40,998)	(2,188)	19,723	-	(23,463)
Cash and Cash Equivalents at Beginning of Year	134,936	52,492	16,812	-	204,240
Cash and Cash Equivalents at End of Period	$93,938	$50,304	$36,535	$-	$180,777

Index

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2011
(In Thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net income	$62,100	$75,112	$5,347	$(80,459)	$62,100
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,911	25,463	220	-	29,594
Equity in earnings of subsidiaries	(80,459)	-	-	80,459	-
Stock-based compensation expense	6,820	-	-	-	6,820
Excess income tax benefit from stock-based compensation	(18)	-	-	-	(18)
Deferred income taxes	(161)	573	-	-	412
Gain on sale of equipment	-	(896)	-	-	(896)
Gain on bargain purchase	(4,000)	-	-	-	(4,000)
Other long-term liabilities	(5,915)	(2,004)	-	-	(7,919)
Other non-cash items	(659)	(2,592)	-	-	(3,251)
Changes in other components of working capital	(19,612)	(187,547)	(695)	-	(207,854)
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	$(37,993)	$(91,891)	$4,872	$-	$(125,012)

Cash Flows from Investing Activities:
Acquisitions, net of cash balance acquired	(337,873)	-	-	-	(337,873)
Acquisition of property and equipment	(4,284)	(35,410)	-	-	(39,694)
Proceeds from sale of property and equipment	22	6,504	-	-	6,526
Proceeds from sale of available-for-sale securities	-	7,388	-	-	7,388
Change in restricted cash	(3,425)	(3,771)	-	-	(7,196)
Investment in other activities	-	-	-	-	-
NET CASH USED BY INVESTING ACTIVITIES	$(345,560)	$(25,289)	$-	$-	$(370,849)

Cash Flows from Financing Activities:
Proceeds from debt	466,659	101,123	-	-	567,782
Repayment of debt	(217,056)	(46,003)	-	-	(263,059)
Business acquisition related payments	(1,904)	-	-	-	(1,904)
Excess income tax benefit from stock-based compensation	18	-	-	-	18
Issuance of Common Stock and effect of cashless exercise	(44)	-	-	-	(44)
Debt issuance costs	(4,989)	-	-	-	(4,989)
Increase (decrease) in intercompany advances	80,842	(70,896)	(9,946)	-	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$323,526	$(15,776)	$(9,946)	$-	$297,804

Net Decrease in Cash and Cash Equivalents	(60,027)	(132,956)	(5,074)	-	(198,057)
Cash and Cash Equivalents at Beginning of Year	222,156	220,086	29,136	-	471,378
Cash and Cash Equivalents at End of Period	$162,129	$87,130	$24,062	$-	$273,321

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses our financial position at September 30, 2012, and the results of our operations for the three and nine months ended September 30, 2012 and should be read in conjunction with: (1) the unaudited consolidated condensed financial statements and notes contained herein, and (2) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

We believe our leadership position as the contractor of choice for large, complex civil and nonresidential building projects will support our long term backlog growth and provide further visibility into the future earnings of our business.  We have capitalized on this leadership position with significant new awards and low bids across each of our segments, including the recently announced award for the Hudson Yards development project, which will be booked into backlog as various phases are released.  We expect to continue to leverage our increased self-performance and schedule control capabilities to obtain additional large scale Civil and Building backlog awards in the near term.

Index

For the three months ended September 30, 2012, we recorded revenues of $1,099.4 million, income from construction operations of $54.7 million and net income of $42.6 million, as compared to revenues of $1,166.4 million, income from construction operations of $62.0 million and net income of $35.5 million for the three months ended September 30, 2011.  For the nine months ended September 30, 2012, we recorded revenues of $2,997.3 million, loss from construction operations of $282.5 million and net loss of $307.0 million, as compared to revenues of $2,601.6 million, income from construction operations of $117.6 million and net income of $62.1 million for the nine months ended September 30, 2011. Our results of operations for the nine months ended September 30, 2012 were materially impacted by a $376.6 million goodwill and intangible asset impairment charge ($339.2 million after-tax), as discussed in further detail under the Critical Accounting Policies below.  We performed an interim impairment test of goodwill and intangible assets during the three months ended June 30, 2012, due to the fact that the Company experienced a sustained decrease in its stock price, causing its market capitalization to be substantially less than its carrying value and its implied control premium to increase beyond the implied control premium that was reconciled in our 2011 annual impairment analysis, and beyond the observable market comparable level.  Additionally, deterioration in broader market conditions including recent stock market volatility, particularly in the construction industry, impacted the weighted average cost of capital rate assumptions used in deriving the fair values of our reporting units, which are based primarily on market inputs.  Finally, several of our reporting units experienced degradation in the timing of projected cash flows used in deriving the fair values of those reporting units in our 2011 annual impairment analysis caused by delays in the timing of the award and start of new work.

Our volume increased during 2012 primarily due to the contributions from our acquisitions, partially offset by the substantial completion of several successful large public works and hospitality and gaming projects in 2011. Our income from operations and operating margins decreased due to several factors including: the substantial completion of several successful large public works projects in early 2011, the current under absorption of our general and administrative expenses, particularly in our Building segment, as we are starting up several high-quality pending award and prospect projects, and an unfavorable change in new work margin mix.  This decrease was partially offset by increases in the estimated recoveries on certain large projects based on changes in facts and circumstances surrounding those projects that occurred during the period and by increased contributions from our 2011 acquisitions.  We continue to experience strong contributions from our Specialty Contractors segment, consistent with our strategy of focusing on the growth of our self-performance capabilities.  Our Management Services segment is focused on obtaining new work with various U.S. government agencies, including the U.S. military, both domestically and abroad as evidenced by its consistent backlog.  Our net income reflects the impacts of a $37.4 million reduction in our provision for income taxes recorded due to the goodwill and intangible asset impairment charges, a $3.6 million increase to our provision for income taxes due to discrete tax adjustments identified in March 2012 as well as a $2.7 million loss on the sale of a portion of our auction rate securities.  We also had increased interest expense with our term loan which was entered into in August 2011, and increased amortization of acquisition-related intangible assets.

At September 30, 2012, we had working capital of $638.7 million, a ratio of current assets to current liabilities of 1.48 to 1.00, and a ratio of long-term debt to equity of 0.58 to 1.00 as compared to working capital of $556.8 million, a ratio of current assets to current liabilities of 1.40 to 1.00 and a ratio of long-term debt to equity of 0.44 to 1.00 at December 31, 2011.  Our stockholders’ equity decreased to $1.1 billion as of September 30, 2012, as compared to $1.4 billion as of December 31, 2011.  The increase in our long-term debt to equity ratio and the decrease in our stockholders’ equity at September 30, 2012 primarily reflect the impact of the $376.6 million goodwill and intangible asset impairment charge ($339.2 million after tax) recorded during the second quarter of 2012.

Index

To supplement our unaudited consolidated financial statements presented based on accounting principles generally accepted in the United States of America (“GAAP”), we sometimes use non-GAAP measures of income from operations, net income, earnings per share and other measures that we believe are appropriate to enhance an overall understanding of our historical financial performance and future prospects. We are providing these non-GAAP measures to disclose additional information to facilitate the comparison of past and present operations, and they are among the indicators management uses as a basis for evaluating the Company’s financial performance as well as for forecasting future periods. For these reasons, management believes these non-GAAP measures can be useful operating performance measures to be considered by investors, potential investors and others.  These measures are not intended to replace the presentation of our financial results in accordance with GAAP, and they may not be comparable to other similarly titled measures of other companies.

Reconciliation of Non-GAAP Measures

	Reportable Segments
	Building	Civil	Specialty Contractors	Management Services	Consolidated Total (1)
Three Months Ended September 30, 2012
Income from Construction Operations
As reported	$20,847	$26,280	$14,236	$2,841	$54,676
Plus impairment charge (2)	-	-	-	-	-
Total, excluding discrete items	$20,847	$26,280	$14,236	$2,841	$54,676

	Reportable Segments
	Building	Civil	Specialty Contractors	Management Services	Consolidated Total (1)
Nine Months Ended September 30, 2012
Income (Loss) from Construction Operations
As reported	$(285,145)	$3,381	$42,363	$(10,395)	$(282,535)
Plus impairment charge(2)	282,608	65,503	11,489	16,974	376,574
Total, excluding discrete items	$(2,537)	$68,884	$53,852	$6,579	$94,039

(1)	Consolidated total includes corporate and other general and administrative expenses not impacted by the impairment charge.
(2)
During the third quarter of 2012, we completed our evaluation of the key assumptions used in our interim impairment analysis of goodwill and intangible assets with indefinite lives, and concluded that there were no adjustments required to be made to the impairment charges recorded in the second quarter of 2012.

Index

The following table is a reconciliation of reported income (loss) from construction operations, net income (loss), and diluted earnings (loss) per share under GAAP to income from operations, net income and diluted earnings per share during the three and nine months ended September 30, 2012, excluding discrete items.  Included in discrete items is the impact of: (i) the $339.2 million after-tax impairment charge, (ii) $3.6 million of discrete tax expense items related to an increase in unrecognized tax benefits and an adjustment, both associated with certain stock-based compensation items identified during the first quarter of 2012, and (iii) a $1.6 million after-tax realized loss on the sale of auction rate securities in the first quarter of 2012.

	For the three months ended September 30, 2012	For the nine months ended September 30, 2012

Reported Net Income (Loss)	$42,591	$(307,035)
Plus: Impairment charge	-	376,574
Less: Tax benefit provided on impairment charge	(16,771)	(37,424)
Plus: Realized loss on sale of investments	-	2,699
Less: Tax benefit provided on realized loss	-	(1,057)
Plus: Discrete tax adjustments	-	3,649
Net Income, excluding discrete items	$25,820	$37,406

Reported diluted earnings (loss) per common share	$0.88	$(6.47)
Plus (Minus): Impairment charge, net of tax benefit	(0.34)	7.14
Discrete tax adjustments	-	0.08
Plus: Realized loss on sale of investments	-	0.03
Diluted earnings (loss) per common share, excluding discrete items	$0.54	$0.78

Recent Developments

Backlog of $5.6 Billion and Recent Pending Awards

Our backlog of uncompleted construction work at September 30, 2012 was approximately $5.6 billion compared to $6.1 billion at December 31, 2011.  During the three months ended September 30, 2012 we converted a number of pending awards into backlog across each of our business segments, and we had adjustments to existing contracts.  Significant awards included a $181 million hospitality and gaming project, a $73 million educational facility, and a $63 million stadium renovation project. In addition, we have significant pending contract awards, including projects such as the Hudson Yards development, low bids on civil mass transit and bridge projects and various specialty contracts that we anticipate will enter into backlog in the near future as the contracts for these projects are executed.  We are continuing to track several large scale civil and building prospects for both public and private sector customers as we continue to leverage our self-performance and schedule control capabilities.

(dollars in millions)	Backlog at December 31, 2011	New Business Awarded (1)	Revenues Recognized	Backlog at September 30, 2012
Building	$2,248.9	$990.5	$(1,062.1)	$2,177.3
Civil	2,222.2	366.6	(919.4)	1,669.4
Specialty Contractors	1,371.5	900.1	(858.6)	1,413.0
Management Services	265.7	185.4	(157.2)	293.9
Total	$6,108.3	$2,442.6	$(2,997.3)	$5,553.6

(1)	New business awarded consists of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing changes.

Index

Critical Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  Our critical accounting policies are also identified and discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  During the nine months ended September 30, 2012, we adopted the following accounting pronouncements that were issued in 2011:

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

Impairment of goodwill and intangible assets -We test goodwill and intangible assets with indefinite lives for impairment by applying a fair value test in the fourth quarter of each year and between annual tests if events occur or circumstances change which suggest that the goodwill or intangible assets should be evaluated.  Intangible assets with finite lives are also tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable.  During the second quarter of 2012, the Company experienced a sustained decrease in its stock price, causing its market capitalization to be substantially less than its carrying value and its implied control premium to increase beyond the implied control premium that was reconciled in its 2011 annual impairment analysis, and beyond the observable market comparable level.  Additionally, deterioration in broader market conditions including stock market volatility, particularly in the construction industry, impacted the weighted average cost of capital rate assumptions used in deriving the fair values of our reporting units, which are based primarily on market inputs.  Finally, several of our reporting units experienced degradation in the timing of projected cash flows used in deriving the fair values of those reporting units in our 2011 annual impairment analysis caused by delays in the timing of awards and start of new work that we anticipated would enter into backlog in the first half of 2012, and a general decrease in profit margins on new work awards that were factored into our forecast assumptions.

In the Building reporting unit, the most significant decrease in estimated new work cash flow was the result of political decisions that negatively impacted the advance of a large project for an existing customer.  In addition, we observed an unfavorable change in the margin mix of new work obtained in the first half of 2012 compared with prior years.  The majority of the new work awards in the first half of 2012 as well as the near term new work prospects were comprised of lower margin private client work and not the higher margin public works the Building reporting unit completed in the past.  The projected cash flows for the Building reporting unit as of June 30, 2012 took into consideration the changes in assumptions on new work awards and unfavorable change in margin mix, consistent with its actual results in the first half of 2012.

Index

In the Civil reporting unit, the fourth quarter of 2011 valuation anticipated the award and start and/or ramp-up of a number of projects during 2012.  Many of these projects were delayed for several reasons including political pressures, timing of funding, and general economic concerns.  The change in estimated  timing of recent awards and resulting ramp-up of production resulted in deterioration in anticipated future cash flows from fourth quarter of 2011 expectations. The projected cash flows for the Civil reporting unit as of June 30, 2012 took into consideration the change in estimated timing of award and ramp-up of new work.

Within the Management Services reporting unit valuation for the fourth quarter of 2011, cash flow projections included the anticipated ramp-up of work associated with the movement of Pacific Marine Corps operations from the island of Okinawa to the island of Guam. During April 2012, United States bipartisan legislators were unable to come to agreement on government spending cuts and certain government projects were suspended.  This left doubt around the timing and magnitude of the proposed move. The projected cash flows for the Management Services reporting unit as of June 30, 2012 took into consideration the uncertainty of timing surrounding the significant projects with the Pacific Marine Corps on the island of Guam.

Based on these circumstances and events, we performed an interim goodwill and indefinite lived intangible asset impairment test as of June 30, 2012 and, as a result, we recorded a goodwill impairment charge of $321.1 million and an indefinite lived intangible assets impairment charge of $16.4 million in the second quarter of 2012.  We also evaluated our finite lived tangible and intangible assets due to the degradation in the timing of projected cash flows since our 2011 impairment analysis and changes in the planned use of certain intangible assets, and this analysis resulted in a $39.1 million impairment charge on our finite lived intangible assets in the second quarter of 2012. These non-cash charges did not impact our overall business operations.

The first step in the two-step process of the impairment analysis was to determine the fair value of the Company and each of its reporting units and compare the fair value of each reporting unit to its carrying value. If the carrying value of the reporting unit exceeded its fair value, a second step was followed to calculate the goodwill impairment. The second step involved determining the fair value of the individual assets and liabilities of the reporting unit that failed the first step and calculating the implied fair value of goodwill. To determine the fair value of the Company and each of its reporting units, we utilized both an income-based valuation approach as well as a market-based valuation approach.  The income-based valuation approach was based on the cash flows that the reporting unit expected to generate in the future and required us to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit in a discrete period, as well as to determine the weighted average cost of capital to be used as a discount rate and a terminal value growth rate for the non-discrete period.  The market-based valuation approach to estimate the fair value of our reporting units utilized industry multiples of revenues and operating earnings.  We equally weighted the fair values calculated under the income-based and market-based valuation approaches in arriving at the concluded fair values of our reporting units.

As part of the valuation process, the aggregate fair value of the Company was compared to its market capitalization at the valuation date in order to determine the implied control premium.  The implied control premium was then compared to the control premiums paid in recent transactions within the industry.  The Company’s implied market control premium of 78.1% and 42.5%, as of the fourth quarter of 2011 and the second quarter of 2012 valuation, respectively, were determined to be in an acceptable range of market transactions observed in the construction and engineering industry in the past seven years.

Index

As part of the review process for the reporting unit valuations, we created multiple income-based and market-based valuation models to understand the sensitivity of the variables used in determining the fair value. These models were reviewed with our external fair value specialists who assisted in the process by providing insight into acceptable ranges on various valuation assumptions as well as preferred valuation techniques.

Impairment assessment inherently involves management judgments as to the assumptions used to project these amounts and the impact of market conditions on those assumptions. The key assumptions that we used to estimate the fair value of our reporting units under the income-based approach were as follows:

•	Weighted average cost of capital used to discount the projected cash flows;

•	Cash flows generated from existing and new work awards; and

•	Projected operating margins.

Weighted average cost of capital rates used to discount the projected cash flows were developed via the capital asset pricing model which is primarily based upon market inputs.  We used discount rates that management felt were an accurate reflection of the risks associated with the forecasted cash flows of our respective reporting units.  Weighted average cost of capital inputs ranged from 15% -16.5% for our reporting units.  As discussed above, since our 2011 annual impairment analysis, the weighted average cost of capital rates were impacted by broader market conditions including the recent stock market volatility, particularly in the construction industry.

To develop the cash flows generated from new work awards and future operating margins, we tracked prospective work for each of our reporting units primarily on a project-by-project basis as well as the estimated timing of when the work would be bid or prequalified, started and completed.  We also gave consideration to our relationships with the prospective owners, the pool of competitors that were capable of performing large, complex work, changes in business strategy, and our history of success in winning new work in each reporting unit.  With regard to operating margins, we gave consideration to our historical reporting unit operating margins in the end markets that the prospective work opportunities were most significant, current market trends in recent new work procurement, and changes in business strategy.

Similar to previous valuations, we noted that small changes to valuation assumptions could have a significant impact on the concluded value; however, we gained comfort over the assumptions selected for our valuation through comparison to historical transaction benchmarks, third party industry expectations, and our previous models.

We also estimated the fair value of our reporting units under a market-based approach by applying industry-comparable multiples of revenues and operating earnings to our reporting units’ projected performance.  The conditions and prospects of companies in the construction industry depend on common factors such as overall demand for services.

Changes in our assumptions or estimates could materially affect the determination of the fair value of a reporting unit.  Such changes in assumptions could be caused by:

•	Terminations, suspensions, reductions in scope or delays in the start up of the revenues and cash flows from backlog as well as the prospective work tracked;

•	Reductions in available government, state and local agencies and non-residential private industry funding and spending;

•	Our ability to effectively compete for new work and maintain and grow market penetration in the regions that we operate in;

Index

•	Our ability to successfully control costs, work schedule, and project delivery; or

•	Broader market conditions, including stock market volatility in the construction industry and its impact on the weighted average cost of capital assumption.

With regard to our reporting units, the carrying values of our Building, Civil and Management Services reporting units were greater than their fair values, and as such, we performed the second step of the goodwill impairment test for these reporting units which resulted in goodwill impairments as discussed above. In this second step, we determined the fair value of the individual assets and liabilities of the reporting units that failed Step 1 and calculated the implied fair value of goodwill for those reporting units.  We included in this calculation the valuation of assets and liabilities that would occur in a theoretical purchase price allocation of the reporting unit in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 805 – Business Combinations, as well as the value of backlog, trade name, and customer relationships and the impact of deferred tax liabilities and assets arising from the fair valuation of these assets and liabilities.

The fair value of our Specialty Contractors reporting unit substantially exceeded its carrying value, and as such, it was not necessary to perform the second step of the goodwill impairment test for this reporting unit.

In conducting the initial step of our goodwill evaluation, we also evaluated our finite lived tangible and intangible assets due to the degradation in the timing of projected cash flows since our 2011 impairment analysis and changes in the planned use of certain intangible assets.  We compared the fair value of the finite lived tangible and intangible assets to their carrying value and determined that the carrying value of a portion of these assets exceeded their fair value as determined by the income-based valuation approach and by benchmarking against observable market prices.  This income-based valuation approach involved key assumptions similar to those used in the goodwill impairment analysis for our reporting units as discussed above, (e.g. projections of future cash flows associated with our trade name, contractor license, customer relationship and contract backlog intangible assets that were recorded in previous acquisitions).  This analysis resulted in an impairment charge of $39.1 million associated with our finite lived intangible assets.

During the third quarter of 2012, we completed our evaluation of the key assumptions used in our interim impairment analysis of goodwill and intangible assets with indefinite lives, and concluded that there were no adjustments required to be made to the impairment charges recorded in the second quarter of 2012.

Changes in estimates- We recognize revenues from our contracts under the percentage of completion method.  In the ordinary course of business, and at a minimum on a quarterly basis, we update projected total contract revenue, cost and profit or loss for each of our contracts based on changes in facts, such as an approved scope change, and changes in estimates.  Normal, recurring changes in estimates include, but are not limited to: (i) changes in estimated scope as a result of unapproved or unpriced customer change orders; (ii) changes in estimated productivity assumptions based on experience to date; (iii) changes in estimated materials costs based on experience to date; (iv) changes in estimated subcontractor costs based on subcontractor buyout experience; (v) changes in the timing of scheduled work that may impact future costs; (vi) achievement of incentive income; and (vii) changes in estimated recoveries through the settlement of litigation.  During the three months ended September 30, 2012, our results of operations were impacted by a $12.4 million increase in the estimated recovery projected for a large hospitality and gaming project which was primarily driven by changes in cost recovery assumptions based on evidence presented during the period.  Excluding the discrete items that impacted our estimated tax rate, this change in estimate resulted in a $12.4 million increase in our income from construction operations, a $7.2 million increase in our net income and a $0.15 increase in our diluted earnings per common share during the three and nine months ended September 30, 2012.  This change was the only change in estimate considered material to our results of operations during the periods presented herein.

Index

Results of Operations

Comparison of the Third Quarter Ended September 30, 2012 with the Third Quarter Ended September 30, 2011

During the third quarter of 2012, we recorded revenues of $1,099.4 million, income from construction operations of $54.7 million and a net income of $42.6 million as compared to revenues of $1,166.4 million, income from construction operations of $62.0 million and net income of $35.5 million during the third quarter of 2011.  Basic and diluted earnings per common share for the third quarter of 2012 were $0.90 and $0.88, respectively, as compared to basic and diluted earnings per common share of $0.75 and $0.74, respectively, for the same period in 2011.  Excluding the impact of the discrete items discussed above, we would have had net income of $25.8 million and diluted earnings per common share of $0.54 for the third quarter of 2012.

	Revenues for the Three months ended September 30,
(dollars in millions)	2012	2011	$ Change	% Change
Building	$391.0	$493.8	$(102.8)	(20.8)%
Civil	346.3	276.8	69.5	25.1%
Specialty Contractors	315.3	335.9	(20.6)	(6.1)%
Management Services	46.8	59.9	(13.1)	(21.9%)
Total	$1,099.4	$1,166.4	$(67.0)	(5.7)%

Building segment revenues decreased by $102.8 million (or 20.8%), from $493.8 million during the third quarter of 2011 to $391.0 million during the third quarter of 2012 due primarily to the completion of a large, successful public works project and large hospitality and gaming projects. These decreases were partially offset by increased activity in healthcare and office facility projects and a hospitality and gaming project.

Civil segment revenues increased by $69.5 million (or 25.1%), from $276.8 million during the third quarter of 2011 to $346.3 million during the third quarter of 2012, due primarily to increased activity in certain tunnel projects on the West Coast and several highway and bridge projects on the East Coast and Midwest that were awarded in 2011 and early 2012. These increases were partially offset by the substantial completion of a large transportation project.

Specialty Contractors segment revenues decreased by $20.6 million (or 6.1%), from $335.9 million during the third quarter of 2011 to $315.3 million during the third quarter of 2012 due primarily to the substantial completion of several specialty subcontracts for a large hospitality and gaming project in 2011 partially offset by the start up of new work in 2012.

Management Services segment revenues decreased by $13.1 million (or 21.9%), from $59.9 million during the third quarter of 2011 to $46.8 million during the third quarter of 2012 due primarily to the substantial completion of an overhead coverage project in Iraq in 2011 and reduced activity on a task order contract for containerized housing in southern Iraq.

Index

	Income (Loss) from Construction Operations for the Three months ended September 30,
(dollars in millions)	2012	2011	$ Change	% Change
Building	$20.9	$8.9	$12.0	134.8%
Civil	26.3	23.8	2.5	10.5%
Specialty Contractors	14.2	33.1	(18.9)	(57.1)%
Management Services	2.8	5.4	(2.6)	(48.2)%
Corporate	(9.5)	(9.2)	(0.3)	(3.3)%
Total	$54.7	$62.0	$(7.3)	(11.8)%

Building segment income from construction operations increased by $12.0 million (or 134.8%), from $8.9 million during the third quarter of 2011 to $20.9 million during the third quarter of 2012 due primarily to increases in the estimated recoveries on certain large hospitality and gaming, healthcare, and condominium projects based on changes in facts and circumstances surrounding those projects that occurred during the period.  Our Building segment income from construction operations and operating margins were also impacted by efficiencies realized on certain healthcare facility projects.  These increases were offset by declines in income from operations due to the decline in revenues discussed above.

Civil segment income from construction operations increased by $2.5 million (or 10.5%), from $23.8 million during the third quarter of 2011 to $26.3 million during the third quarter of 2012, due primarily to the increased volume discussed above.  This increase was partly offset by a decline in operating margin due primarily to the substantial completion of several successful public works projects on the East Coast in 2011 and legal costs incurred during the period on projects where we are actively pursuing recovery.

Specialty Contractors segment income from construction operations decreased by $18.9  million (or 57.1%), from $33.1 million during the third quarter of 2011 to $14.2 million during the third quarter of 2012 due primarily to the favorable performance and successful close out of several projects in 2011 as well as the decline in revenues discussed above.

Management Services segment income from construction operations decreased by $2.6 million (or 48.2%), from $5.4 million during the third quarter of 2011 to $2.8 million during the third quarter of 2012 due primarily to the favorable close out of certain U.S. military facilities in Iraq in 2011.

Corporate general and administrative expenses were relatively flat at $9.5 million during the third quarter of 2012 compared to $9.2 million during the third quarter of 2011.

Consolidated Other Income (Expense), net, Interest Expense and Provision for Income Taxes

(dollars in millions)	September 30, 2012	September 30, 2011	$ Change	% Change
Three months ended
Other Income (Expense), net	$0.5	$5.9	$(5.4)	(91.5)%
Interest Expense	(11.0)	(11.6)	0.6	(5.2)%
Provision for Income Taxes	(1.6)	(20.9)	19.3	NM

*NM – Not Meaningful

Index

Other income (expense), net decreased by $5.4 million from $5.9 million during the third quarter of 2011 to $0.5 million during the third quarter of 2012 due primarily to the bargain purchase gain of approximately $4.0 million recorded on the acquisition of Frontier-Kemper in the third quarter of 2011.  Interest expense remained relatively flat at $11.0 million during the third quarter of 2012 compared to $11.6 million during the third quarter of 2011.  Income tax expense decreased by $19.3 million to $1.6 million during the third quarter of 2012 compared to $20.9 million during the third quarter of 2011 due primarily to the impact of the impairment charge discussed above which resulted in a $16.8 million reduction in our provision for income taxes in 2012.  We anticipate our effective tax rate to approximate 3.9% for the remainder of 2012 primarily due to the impairment charge.

Comparison of the Nine Months Ended September 30, 2012 with the Nine Months Ended September 30, 2011

During the nine months ended September 30, 2012, we recorded revenues of $2,997.3 million, loss from construction operations of $282.5 million and a net loss of $307.0 million as compared to revenues of $2,601.6 million, income from construction operations of $117.6 million and net income of $62.1 million during the nine months ended September 30, 2011.  Basic and diluted loss per common share for the nine months ended September 30, 2012 were $6.47 and $6.47, respectively, as compared to basic and diluted earnings per common share of $1.32 and $1.30, respectively, for the nine months ended September 30, 2011.   Excluding the impact of the discrete items discussed above, we would have had income from construction operations and net income of $94.0 million and $37.4 million, respectively, and diluted earnings per common share of $0.78 for the nine months ended September 30, 2012.

	Revenues for the Nine months ended September 30,
(dollars in millions)	2012	2011	$ Change	% Change
Building	$1,062.1	$1,379.6	$(317.5)	(23.0)%
Civil	919.4	548.3	371.1	67.7%
Specialty Contractors	858.6	514.8	343.8	66.8%
Management Services	157.2	158.9	(1.7)	(1.1)%
Total	$2,997.3	$2,601.6	$395.7	15.2%

Building segment revenues decreased by $317.5 million (or 23.0%), from $1,379.6 million during the nine months ended September 30, 2011 to $1,062.1 million during the same period in 2012 due primarily to the completion of a large, successful public works project and large hospitality and gaming projects. These decreases were partially offset by the acquisition of Anderson Companies (“Anderson”), which contributed approximately $336.2 million to 2012 revenues, an increase of $117.6 million from its contributions of $218.6 million to 2011 revenues, as well as increased activity in certain healthcare facility, office facility, and courthouse projects.

Civil segment revenues increased by $371.1 million (or 67.7%), from $548.3 million during the nine months ended September 30, 2011 to $919.4 million during the same period in 2012 due primarily to the acquisitions of Frontier-Kemper, Lunda and Becho in mid-2011 which contributed approximately $454.1 million to 2012 revenues in the aggregate, an increase of $300.9 million from their contributions of $153.2 million to 2011 revenues.  Civil segment revenues also increased due to increased activity in certain tunnel projects on the West Coast and several highway and bridge projects on the East Coast and Midwest that were awarded in 2011 and early 2012.

Specialty Contractors segment revenues increased by $343.8 million (or 66.8%), from $514.8 million during the nine months ended September 30, 2011 to $858.6 million during the same period in 2012, due primarily to the acquisition of FSE, WDF and Nagelbush in mid-2011 which contributed approximately $605.6 million to 2012 revenues in the aggregate, an increase of approximately $356.5 million from their contributions of $249.1 million to 2011 revenues.

Index

Management Services segment revenues remained relatively flat at $157.2 million during the nine months ended September 30, 2012 compared to $158.9 million during the same period in 2011.

	Income (Loss) from Construction Operations for the Nine months ended September 30,
(dollars in millions)	2012	2011	$ Change	% Change
Building before impairment charge	$(2.5)	$43.7	$(46.2)	(105.7)%
Impairment charge	(282.6)	-	(282.6)
Building, net	(285.1)	43.7	(328.8)	NM

Civil before impairment charge	68.9	51.7	17.2	33.3%
Impairment charge	(65.5)	-	(65.5)
Civil, net	3.4	51.7	(48.3)	NM

Specialty Contractors before impairment charge	53.8	35.8	18.0	50.3%
Impairment charge	(11.5)	-	(11.5)
Specialty Contractors, net	42.3	35.8	6.5	NM

Management Services before impairment charge	6.6	14.6	(8.0)	(54.8)%
Impairment charge	(17.0)	-	(17.0)
Management Services, net	(10.4)	14.6	(25.0)	NM

Corporate	(32.7)	(28.2)	(4.5)	16.0%
Total, net	$(282.5)	$117.6	$(400.1)	NM
*NM – Not Meaningful

The following discussion of income from construction operations during the nine months ended September 30, 2012 and 2011 has been prepared on a pre-impairment charge basis in order to enable users of this information to better compare normal operating results of each segment between the two periods. Since the impairment charge impacts 2012 only and does not affect revenues, cost of revenues or general expenses we incur to conduct our day-to-day construction operations, management believes the following discussion, analysis and comparison of year-to-date 2012 and 2011 operating results is more meaningful to users when prepared on a pre-impairment charge basis.

Building segment income from construction operations on a pre-impairment charge basis decreased $46.2 million (or 105.7%), from income of $43.7 million during the nine months ended September 30, 2011 to a loss of $2.5 million during the same period in 2012 due primarily to the decline in volume discussed above, sustained general and administrative expenses as we awaited the start up of several large pending projects, the favorable close out of certain projects in 2011, and certain unrecoverable costs incurred on an educational facility in 2012.  Our Building segment operating margins have also been impacted by an underlying change in mix of work from public to the more competitive private market.  These decreases were offset by efficiencies realized on certain healthcare facility projects and an increase in estimated recoveries on certain large hospitality and gaming, and healthcare projects based on changes in facts and circumstances surrounding those projects that occurred during the period.

Civil segment income from construction operations on a pre-impairment charge basis increased by $17.2 million (or 33.3%), from $51.7 million  during the nine months ended September 30, 2011 to $68.9 million during the same period in 2012 due primarily to the contributions from our acquisitions discussed above of approximately $34.3 million (net of intangible assets amortization), an increase of $22.2 million from their contributions of $12.1 million to 2011 income from construction operations, as well as the increased volume discussed above.  This increase was partly offset by a decline in operating margin due primarily to the substantial completion and favorable close out of certain successful public works projects on the East Coast in 2011.

Index

Specialty Contractors segment income from construction operations on a pre-impairment charge basis increased by $18.0 million (or 50.3%), from $35.8 million during the nine months ended September 30, 2011 to $53.8 million during the same period in 2012 due primarily to the acquisitions discussed above which contributed approximately $47.2 million in income from construction operations (net of intangible assets amortization) in the aggregate, an increase of $19.1 million from their contributions of $28.1 million to 2011 income from construction operations.

Management Services segment income from construction operations on a pre-impairment charge basis decreased by $8.0 million (or 54.8%), from $14.6 million during the nine months ended September 30, 2011 to $6.6 million during the same period in 2012, due primarily to the favorable close out of certain projects in Iraq in 2011.

Corporate general and administrative expenses increased by $4.5 million (or 16.0%) from $28.2 million during the nine months ended September 30, 2011 to $32.7 million during the same period in 2012 due primarily to increased expenses associated with integration and system conversion activities and a change in the methodology of allocating corporate expenses to our segments.

Consolidated Other Income (Expense), net, Interest Expense and Benefit (Provision) for Income Taxes

(dollars in millions)	September 30, 2012	September 30, 2011	$ Change	% Change
Nine months ended
Other (Expense) Income, net	$(0.7)	$6.6	$(7.3)	(110.6)%
Interest Expense	(32.7)	(26.0)	(6.7)	25.8%
Benefit (Provision) for Income Taxes	8.9	(36.2)	$45.1	NM
*NM – Not Meaningful

Other (expense) income, net decreased from income of $6.6 million during the nine months ended September 30, 2011 to an expense of $0.7 million during the same period in 2012, due primarily to a loss of approximately $2.7 million on the sale of a portion of our auction rate securities in the first quarter of 2012, and the bargain purchase gain of approximately $4.0 million recorded on the acquisition of Frontier-Kemper in the third quarter of 2011.  Interest expense increased by $6.7 million from $26.0 million during the nine months ended September 30, 2011 to $32.7 million during the same period in 2012 due primarily to interest expense on our term loan which was entered into in August 2011.  We had an income tax benefit of $8.9 million during the nine months ended September 30, 2012 as compared to an expense of $36.2 million during the same period in 2011.  This change was due primarily to the impairment charge discussed above, which resulted in a $37.4 million reduction in our provision for income taxes in 2012.  We anticipate our effective tax rate to approximate 3.9% for the remainder of 2012, primarily due to the impairment charge.

Liquidity and Capital Resources

Cash and Working Capital

At September 30, 2012 and December 31, 2011, cash held by us and available for general corporate purposes was $70.1 million and $109.2 million, respectively.  Our proportionate share of cash held by joint ventures and available only for joint venture-related uses, including distributions to joint venture partners, was $110.7 million and $95.1 million at September 30, 2012 and December 31, 2011, respectively, and our restricted cash was $38.7 million and $35.4 million at September 30, 2012 and December 31, 2011, respectively. We do not believe that it is likely we will be called upon to contribute significant additional capital in the event of default by any of our partners.

Index

We require each partner in the joint ventures in which we participate to accept joint and several responsibility for all obligations of the joint venture.  Prior to forming a joint venture, we conduct a thorough analysis of the prospective partner to determine its capabilities, specifically relating to construction expertise, track record for delivering a quality product on time, reputation in the industry, as well as financial strength and available liquidity.  We utilize a number of resources to verify a potential joint venture partner’s financial condition, including credit rating reports and financial information contained in its audited financial statements.  We specifically review a potential partner’s available liquidity and bonding capacity.  In the event we are concerned with the financial viability of a potential partner, we will require substantial initial cash contributions upon inception of the joint venture to mitigate the risk that we would be required to cover a disproportionate share of the joint venture’s future cash needs.

The majority of our joint venture contracts are for various government agencies that typically require the joint venture and/or our partners to complete a thorough pre-qualification process.  This pre-qualification process typically includes the verification of each partner’s financial condition and capacity to perform the work, as well as the issuance of performance bonds by surety companies who also independently verify each partner’s financial condition.

A summary of cash flows for each of the nine months ended September 30, 2012 and 2011 is set forth below:

	Nine Months Ended September 30,
(in millions)	2012	2011
Cash flows from:
Operating activities	$(27.9)	$(125.0)
Investing activities	(9.2)	(370.8)
Financing activities	13.7	297.7
Net decrease in cash	(23.4)	(198.1)
Cash at beginning of year	204.2	471.4
Cash at end of period	$180.8	$273.3

During the nine months ended September 30, 2012, we used $27.9 million in cash to fund operating activities, primarily due to the timing of collections in the Building segment and cash payments for interest on our outstanding debt and income taxes.  We used $9.2 million in cash from investing activities, due primarily to purchase construction equipment, offset by the proceeds from the sales of several of our auction rate securities and construction equipment. We received $13.7 million in cash from financing activities, primarily due to borrowings under our revolving facility offset by cash used for scheduled debt repayments and business acquisition related payments.

At September 30, 2012, we had working capital of $638.7 million, a ratio of current assets to current liabilities of 1.48 to 1.00, and a ratio of long-term debt to equity of 0.58 to 1.00 as compared to working capital of $556.8 million, a ratio of current assets to current liabilities of 1.40 to 1.00 and a ratio of long-term debt to equity of 0.44 to 1.00 at December 31, 2011.  Our stockholders’ equity decreased to $1.1 billion as of September 30, 2012, compared to $1.4 billion as of December 31, 2011.  The increase in our long-term debt to equity ratio and the decrease in our stockholders’ equity at September 30, 2012 primarily reflect the impact of the $376.6 million goodwill and intangible asset impairment charge ($339.2 million after tax) recorded during the nine months ended September 30, 2012.

Long-term Investments

At September 30, 2012, we had investments in auction rate securities (“ARS”) of $46.3 million, which are reflected at fair value. Our investment policy is to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. The current overall liquidity concerns in capital markets have affected our ability to liquidate many of our investments in ARS. As such, we classified our ARS as “available-for-sale” Long-term Investments.  Based on our ability to access our cash equivalent investments and our available revolving facility, we do not expect that the short-term lack of liquidity of our ARS investments will materially affect our overall liquidity position or our ability to execute our current business plan.  During the nine months ended September 30, 2012, we received approximately $16.6 million in proceeds from the sale of certain of our ARS holdings.  For a description of our accounting for our ARS, see Note 5 – Fair Value Measurements to Consolidated Condensed Financial Statements.

Index

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

Under the First Amendment, the minimum net worth covenant is modified such that the consolidated net worth cannot be less than the sum of: (i) 85% of the consolidated net worth as of March 31, 2012 less the actual goodwill and intangible assets impairment charge taken on or before September 30, 2012, not to exceed $450.0 million; (ii) an amount equal to 50% of net income for each fiscal quarter ending after June 30, 2012 (with no deduction for net losses); and (iii) an amount equal to 100% of the aggregate amount of all equity issuances after June 30, 2012 that increase stockholder’s equity.  The minimum fixed charge ratio covenant is modified such that the minimum fixed charge ratio shall not be less than 1.00 to 1.00 for the quarterly periods ending September 30, 2012 and December 31, 2012, 1.10 to 1.00 for the quarterly periods ending March 31, 2013 and June 30, 2013, and 1.25 to 1.00 for the quarterly periods ending September 30, 2013 and thereafter.  The consolidated leverage ratio covenant is modified such that the consolidated leverage ratio shall not be greater than 4.25 to 1.00 for the quarterly periods ending September 30, 2012 through March 31, 2013, 3.75 to 1.00 for the quarterly periods ending June 30, 2013 through December 31, 2013, 3.25 to 1.00 for the quarterly periods ending March 31, 2014 through September 30, 2014 and 2.75 to 1.00 for the quarterly periods ending December 31, 2014 and thereafter.  The First Amendment allows for an add-back to EBITDA of up to $ 450.0 million for any goodwill and intangible asset impairment charges that impact the ratios for all fiscal quarters through March 31, 2013.

The First Amendment also modifies the applicable interest rates for amounts outstanding under the credit facility as well as the quarterly fees per annum for the unused portion of the credit facility.  As of the filing date of this Form 10-Q, we are in compliance and expect to continue to be in compliance with the modified financial covenants under the First Amendment.

We had $70.0 million in outstanding borrowings under our revolving facility as of September 30, 2012, and we utilized the revolving facility for outstanding letters of credit in the amount of $0.2 million.  Accordingly, at September 30, 2012, we had $229.8 million available to borrow under our credit agreement.  We believe that our financial position and credit arrangements are sufficient to support our current backlog and anticipated new work.

Long-term debt, excluding current maturities of $63.8 million, was $636.9 million at September 30, 2012, an increase of $24.4 million from $612.5 million at December 31, 2011 primarily due to outstanding borrowings on our revolving facility.  Our long-term debt to equity ratio increased to 0.58 at September 30, 2012, from 0.44 at December 31, 2011, primarily due to our goodwill and intangible asset impairment charge recorded during the period.

There were no other material changes in our contractual obligations as of September 30, 2012.

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

Dividends

There were no cash dividends declared or paid on our outstanding common stock during the nine months ended September 30, 2012.

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

Index

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

Part II. - Other Information

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations.  Litigation can be expensive and disruptive to normal business operations.  Moreover, the results of legal proceedings cannot be predicted with any certainty and, in the case of more complex legal proceedings, the results are difficult to predict at all.  We disclosed information about certain of our legal proceedings in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2011. For an update to those disclosures, see Note 7 -Contingencies and Commitments to Consolidated Condensed Financial Statements.

Index

Item 1A.  Risk Factors

Information regarding risk factors affecting our business is discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no material changes from those risk factors during the nine months ended September 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases by the Company of its equity securities during the nine months ended September 30, 2012.  The Company acquired 19,657 shares from several employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock units.

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

Exhibit 10.3
First Amendment to Fifth Amended and Restated Credit Agreement, dated as of August 2, 2012, among Tutor Perini Corporation, the subsidiaries of Tutor Perini named therein, and Bank of America, N.A., and the other lenders that are parties thereto – (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 7, 2012).

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

**Exhibit 101
The following materials from Tutor Perini Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (2) Consolidated Condensed Balance Sheets as of September 30, 2012 and December 31, 2011, (3) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (4) Consolidated Condensed Statements of Stockholders’ Equity for the nine months ended September 30, 2012, (5) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (6) Notes to Consolidated Condensed Financial Statements.

*These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part of this Quarterly Report on Form 10-Q or as a separate disclosure document.
**Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Tutor Perini Corporation
Registrant

Date: November 1, 2012	/s/Michael J. Kershaw
Michael J. Kershaw, Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer