Form 10-K
period 2012-12-31
TUTOR PERINI Corp
filed 2013-02-25
CIK 77543

FORM 10-K
United States Securities and Exchange Commission	Commission File No. 1-6314
Washington, DC 20549

(Mark One)
☒        Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934.

For the fiscal year ended December 31, 2012.

☐          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ____________ -to- ___________.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $454,968,981 as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of Common Stock, $1.00 par value per share, outstanding at February 20, 2013 was 47,556,056.

Documents Incorporated by Reference
Portions of the definitive proxy statement relating to the registrant’s annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

TUTOR PERINI CORPORATION

2012 ANNUAL REPORT ON FORM 10-K

PART I.

Forward-looking Statements

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future and statements regarding future guidance or estimates and non-historical performance.  These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties are listed and discussed in Item 1A. Risk Factors, below. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ITEM 1.   BUSINESS

General

Tutor Perini Corporation, formerly known as Perini Corporation, was incorporated in 1918 as a successor to businesses which had been engaged in providing construction services since 1894. Tutor Perini Corporation and its consolidated subsidiaries (or “Tutor Perini,” “Company,” “we,” “us,” and “our,” unless the context indicates otherwise) is a leading construction company, based on revenues, as ranked by Engineering News-Record, or “ENR”, offering diversified general contracting, construction management and design-build services to private customers and public agencies throughout the world.

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

During 2012, we performed work on over 1,200 construction projects for over 500 federal, state and local government agencies or authorities and private customers. Our corporate headquarters are in Sylmar, California, and we have various other principal office locations throughout the United States and certain U.S. territories (see Item 2. Properties for a listing of our major facilities). Our common stock is listed on the New York Stock Exchange under the symbol “TPC”. We are incorporated under the laws of the Commonwealth of Massachusetts.

Our business is conducted through four basic segments: Building, Civil, Specialty Contractors and Management Services as described below in the “Business Segment Overview”.

Historically we have been recognized as one of the leading building contractors in the United States as evidenced by our performance on several of the largest hospitality and gaming projects, including Project CityCenter, the Cosmopolitan Casino and Resort and the McCarran International Airport Terminal 3 in Las Vegas, Nevada.  In 2008, we embarked upon a strategy to better align our business to pursue markets with higher profitability margins and with the best long-term growth potential, while maintaining our presence as a leading contractor in the general building market.  In September 2008, we completed a merger with Tutor-Saliba Corporation (“Tutor-Saliba”) to provide us with enhanced opportunities for growth not available to us on a stand-alone basis through increased size, scale, and management capabilities, complementary assets and expertise, particularly Tutor-Saliba’s expertise in civil projects, immediate access to multiple geographic regions, and increased ability to compete for a large number of projects, particularly in the civil construction segment due to an increased bonding capacity.  The success of the Tutor-Saliba merger and the execution of the Company’s strategy to focus on acquiring higher-margin building and civil public work are best illustrated by the dramatic growth we have experienced in our Civil segment.  Despite the economic challenges associated with state and local funding over the past four years, our Civil segment’s backlog, revenue and income from construction operations have more than tripled since 2008.

In late 2010, we saw opportunities to continue to build our Company vertically and geographically through strategic acquisitions of companies which have demonstrated success in their respective markets.  By the third quarter of 2011, we had completed the acquisition of seven companies with a combined backlog of $2.6 billion at their respective acquisition dates.  To fund the acquisitions, we issued $300 million of senior unsecured notes in October 2010 and a $200 million five-year term loan in August 2011. These acquisitions strengthened our geographic presence in our Building and Civil segments and also significantly increased our specialty contracting capabilities. In the third quarter of 2011, we completed an internal reorganization of our reporting segments with the creation of the Specialty Contractors segment, which we describe below.  We believe that the successful completion of our acquisition strategy has enabled us to realize cross-selling opportunities across an expanded geographic footprint, while continuing to focus on vertical integration through increased self-performed work capabilities, thus further improving profitability, and providing greater stability during economic cycles.

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

Traditionally, our Civil segment customers require each contractor to pre-qualify for construction business by meeting criteria that include technical capabilities and financial strength. Our financial strength and outstanding record of performance on challenging civil works projects often enables us to pre-qualify for projects in situations where smaller, less diversified contractors are unable to meet the qualification requirements. We believe this is a competitive advantage that makes us an attractive partner on the largest infrastructure projects and prestigious design-build, or DBOM (design-build-operate-maintain) contracts, which combine the nation's top contractors with engineering firms, equipment manufacturers and project development consultants in a competitive bid selection process to execute highly sophisticated public works projects.  In its 2012 rankings based on revenue, ENR ranked us as the nation’s second largest contractor in the airports market, third largest in the bridge market, fifth largest domestic contractor in heavy construction, sixth largest in the transportation market, seventh largest in wastewater treatment plants, ninth largest overall general contractor, ninth largest in sewerage and solid waste, and tenth largest in mass transit.

We believe the Civil segment provides significant opportunities for growth due to the age and condition of existing infrastructure coupled with large government funding sources aimed at the replacement and repair of aging U.S. infrastructure, including the increase in alternative funding sources such as public-private partnerships.  A two-year $105 billion transportation funding bill was passed in June 2012, which provides funding for a significant number of large highway, bridge, and transit infrastructure projects nationwide.  Other multiple dedicated sources of funding for transportation at the local, state and federal levels also exist in the form of dedicated taxes, bond funding, and the Federal Highway Trust Fund.

We have been active in civil construction since 1894 and believe we have a particular expertise in large, complex civil construction projects. We have completed or are currently working on some of the most significant civil construction projects in the United States.  For example, we are currently working on the Alaskan Way Viaduct Highway (SR-99) bored tunnel project in Seattle, Washington; the Queens Plaza substation project in Queens, New York; the reconstruction of the I-95 MD43 interchange in Baltimore, Maryland; the rehabilitation of the Tappan Zee Bridge in Westchester County, New York; the I-5 Bridge replacement in Shasta County, California; the Caldecott Tunnel project near Oakland, California; the New Irvington Tunnel in Fremont, California; the Harold Structures mass transit project in Queens, New York; and the construction of express toll lanes along I-95 in Maryland.  We have also completed work on the John F. Kennedy International Airport runway widening in Queens, New York; the runway paving at Andrews AFB in Maryland; and various segments of the Greenwich Street corridor project in New York, New York.

In recent years, we have significantly expanded our Civil segment through a number of acquisitions. In June 2011, we acquired Frontier-Kemper, an Indiana-based privately-held corporation that builds tunnels for highways, railroads, subways, rapid transit systems as well as shafts and other facilities for water supply and wastewater transport.  It also develops and equips mines with innovative hoisting, elevator and vertical conveyance systems for the mining industry.  In July 2011, we acquired Lunda, a privately-held Wisconsin-based heavy civil contractor engaged in the construction, rehabilitation and maintenance of bridges, railroads, and other civil structures in the Midwest and throughout the United States.  In August 2011, we acquired Becho, a privately-held Utah-based corporation specializing in drilling, foundation, and excavation support for shoring, bridges, piers, roads and highway projects primarily in the southwestern United States.  We believe that the Company has benefitted through these acquisitions by allowing us to expand our geographic presence, enhance our civil construction capabilities and add experienced management with a proven, successful track record.

Building Segment

Our Building segment has significant experience providing services to a number of specialized building markets for private and public works customers, including the hospitality and gaming, transportation, healthcare, municipal offices, sports and entertainment, education, correctional facilities, biotech, pharmaceutical, industrial and high-tech markets. We believe our success within the Building segment results from our proven ability to manage and perform large, complex projects with aggressive fast-track schedules, elaborate designs and advanced mechanical, electrical and life safety systems, while providing accurate budgeting and strict quality control. Although price is a key competitive factor, we believe our strong reputation, long-standing customer relationships and significant level of repeat and referral business have enabled us to achieve our leading position.

In its 2012 rankings based on revenue, ENR ranked us as the seventh largest contractor in the United States in the general building market.  Within the general building category, we were ranked as the largest builder in the entertainment facilities market, the seventh largest in the sports market, the eighth largest in commercial offices, and the eleventh largest in the education and retail markets.  We were also ranked the fifth largest green building contractor in the United States and, within that category, the largest green contractor in the sports, entertainment, and civic markets.  We are a recognized leader in the hospitality and gaming market, specializing in the construction of high-end destination resorts and casinos and Native American developments. We work with hotel operators, Native American tribal councils, developers and architectural firms to provide diversified construction services to meet the challenges of new construction and renovation of hotel and resort properties. We believe that our reputation for completing projects on time is a significant competitive advantage in this market, as any delay in project completion could result in significant loss of revenues for the customer.

We have been awarded and have recently completed, or are currently working on, large public works and private building projects across a wide array of building end markets including transportation, healthcare and entertainment, among others, including the Graton Rancheria Resort and Casino in Rohnert Park, California; a new academic building at the State University of New York in Brooklyn; the McCarran International Airport Terminal 3 in Las Vegas, Nevada; the Pennsylvania Convention Center in Philadelphia, Pennsylvania; Kaiser Hospital Buildings in San Leandro and Redwood City and courthouses in San Bernardino, California and Broward County, Florida.  As a result of our reputation and track record, we were awarded and have completed contracts for several marquee projects in the hospitality and gaming market, including the Resorts World New York Casino at Aqueduct Racetrack in Jamaica, New York, and Project CityCenter, The Cosmopolitan Resort and Casino, the Wynn Encore Hotel and the Planet Hollywood Tower, all in Las Vegas, Nevada.  In 2012, we were retained by Related Companies and Oxford Property Group as general contractor for the Hudson Yards development in New York City and for a residential tower just south of Hudson Yards.  Hudson Yards is a 26-acre mixed-use development accommodating over 13 million square feet of commercial and residential space.  These projects span a wide array of building end markets, and they illustrate our Building segment’s resume of performance on large-scale public and private projects.

Over the past several years, we have supported our Building segment’s book of business through strategic acquisitions.  In January 2009, we acquired Keating Building Company (“Keating”), a privately-held Philadelphia-based construction, construction management and design-build company with expertise in both private and public works building projects.  The acquisition of Keating enabled us to expand our building construction market presence in the eastern half of the United States, including the northeast and mid-Atlantic regions.  In April 2011, we acquired Anderson Companies (“Anderson”), the privately held parent company of Roy Anderson Corporation, Harrell Contracting Group, LLC and Brice Building Company, LLC.  Anderson provides general contracting, design-build, preconstruction, and construction management services to its public and private customers throughout the southeastern United States and has expertise in hospitality and gaming, commercial, government, health care, industrial and educational facilities.  We believe that the Company has benefitted through these acquisitions by strengthening our positions in the eastern United States, and we believe that our national resources and strong resume of notable projects will enable future growth potential for these companies on large, complex building projects going forward.

Specialty Contractors Segment

During the third quarter of 2011, we completed an internal reorganization in which we formed a Specialty Contractors segment by grouping together a number of businesses that formerly had operated as part of our Building and Civil segments.  The reorganization allowed us to achieve greater vertical integration through increased self-performed work capability, while maintaining a specialty contracting business with third parties that allows us to sell services as a subcontractor.  This reorganization strengthened the Company’s position as a full-service contractor with greater control over scheduled work, project delivery and risk management.

Our Specialty Contractors segment specializes in plumbing, HVAC, electrical, mechanical, and pneumatically placed concrete for a full range of civil, building and management services construction projects in the industrial, commercial, hospitality and gaming, and transportation end markets, among others.

Our Specialty Contractors segment has been awarded, has recently completed work on, or is currently working on, the World Trade Center for the Port Authority of New York and New Jersey in New York, New York, and the new hospital at the University of Texas Southwestern Medical Center, and it has also supported several large public works projects in our Building and Civil segments including the Alaskan Way Viaduct (SR-99) bored tunnel project in Seattle Washington; the McCarran International Airport Terminal 3 in Las Vegas, Nevada; the Resorts World New York Casino at Aqueduct Racetrack in Jamaica, New York; various segments of the Greenwich Street Corridor project in New York, New York; the Caldecott Tunnel Project near Oakland, California; the New Irvington Tunnel in Fremont, California and several marquee projects in the hospitality and gaming market, including Project CityCenter, The Cosmopolitan Resort and Casino, and the Planet Hollywood Tower, all in Las Vegas, Nevada.

Prior to the establishment of the Specialty Contractors segment, we significantly increased our specialty contracting capabilities with several acquisitions in 2010 and 2011.  We acquired Superior Gunite (“Superior”) in November 2010, Fisk Electric Company (“Fisk”) in January 2011, and Five Star Electric Corporation (“FSE”), WDF, Inc. (“WDF”), and Nagelbush Mechanical, Inc. (“Nagelbush”) in July 2011, because we determined that they could enhance our opportunities for both increased vertical integration and continued (and expanded) stand-alone specialty contracting activities.

•	Superior specializes in pneumatically placed structural concrete utilized in infrastructure projects such as bridges, dams, tunnels and retaining walls.

•
Fisk covers many of the major commercial, transportation and industrial electrical construction markets in southwestern and southeastern United States locations with the ability to cover other attractive markets nationwide.  Fisk's expertise is in the design and development of electrical and technology systems for major projects spanning a broad variety of project types, including: commercial office buildings, sports arenas, hospitals, research laboratories, hospitality and casinos, convention centers, and industrial facilities.

•
FSE, WDF and Nagelbush serve a range of customers in a wide variety of markets including transportation, infrastructure, commercial, schools and universities, residential, and specialty construction, with a large presence in the northeastern United States markets.

Management Services Segment

Our Management Services segment provides diversified construction and design-build services to the U.S. military and government agencies, as well as to surety companies and multi-national corporations in the United States and overseas. Our ability to plan and execute rapid-response assignments and multi-year contracts through our diversified construction and design-build capabilities provides us with a competitive edge. Based on superior past performance, we have been selected for and are currently participating in nine multi-year, multi-trade, task order and ID/IQ (Indefinite Delivery/Indefinite Quantity) construction programs for the U.S. Departments of Defense, State, Interior, and Homeland Security.  We have been chosen by the federal government for significant projects related to defense and international development reconstruction projects in Iraq, Afghanistan, Haiti, and Guam. For example, we have completed in excess of two million square feet of overhead coverage protection projects throughout Iraq, a housing complex and a helicopter maintenance facility for the U.S. Government.  In addition, we completed work on the design and construction of four military bases in Afghanistan for the Afghan National Army, and we are working on electrical infrastructure improvements in Afghanistan and Haiti.

We believe we are well-positioned to capture additional management services projects that involve long-term contracts and provide a recurring source of revenues as the U.S government continues significant expenditures for defense and homeland security given the sustained global threat of terrorism, as well as for international development programs that improve livelihoods, promote governance and democratic states, and bolster diplomatic relations.  Despite the recent U.S. military troop reductions in Iraq and Afghanistan, we anticipate winning a sizeable share of the work remaining under the existing ID/IQ programs in those regions, including various vertical structures, energy, and water projects. We also anticipate supporting future growth in this segment through opportunities in regions such as Guam as the United States military expands its presence on the island, as well as through reconstruction projects in Haiti, North Africa, and other regions of the Middle East. Black Construction, one of our subsidiaries and the largest contractor on the island of Guam, is expected to generate a portion of its future revenues from the construction of facilities during the planned expansion of the United States military’s presence in Guam.  Our proven capabilities with federal government projects have also enabled us to win contracts from private defense contractors who are executing projects for the federal government.

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

Markets and Customers

Our construction services are targeted toward end markets that are diversified across project types, customer characteristics and geographic locations. In conjunction with our 2011 reorganization, we have restated comparative prior period information for the reorganized reportable segments in each of the revenue and backlog tabular disclosures below.  We have also restated comparative prior period results to allocate intersegment eliminations of revenues into the applicable Building, Civil or Management Services segments to which the Specialty Contractors segment has provided services.

Revenues by business segment for fiscal years 2012, 2011 and 2010 are set forth below:

	Revenues by Business Segment
	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Building	$1,467,910	$1,825,468	$2,223,515
Civil	1,248,281	885,245	667,129
Specialty Contractors	1,183,037	802,460	112,860
Management Services	212,243	203,144	195,706
Total	$4,111,471	$3,716,317	$3,199,210

Revenues by end market for the Building segment for fiscal years 2012, 2011 and 2010 are set forth below:

	Building Segment Revenues by End Market
	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Healthcare Facilities	$346,379	$282,026	$276,446
Industrial Buildings	286,677	142,502	260,800
Hospitality and Gaming	238,915	604,420	805,486
Education Facilities	190,968	223,253	94,220
Municipal and Government	137,628	123,159	206,535
Office Buildings	67,197	68,022	46,493
Condominiums	52,224	57,561	21,489
Transportation Facilities	10,909	201,507	449,758
Sports and Entertainment	3,456	14,354	9,068
Other	133,557	108,664	53,220
Total	$1,467,910	$1,825,468	$2,223,515

Revenues by end market for the Civil segment for fiscal years 2012, 2011 and 2010 are set forth below:

	Civil Segment Revenues by End Market
	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Bridges	$548,641	$303,114	$109,719
Wastewater Treatment and Other	253,696	168,429	34,784
Highways	228,652	150,684	122,173
Mass Transit	217,292	263,018	400,453
Total	$1,248,281	$885,245	$667,129

Revenues by end market for the Specialty Contractors segment for fiscal years 2012, 2011 and 2010 are set forth below:

	Specialty Contractors Segment
	Revenues by End Market
	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Industrial Buildings	$201,987	$104,350	$-
Office Buildings	189,447	138,777	-
Transportation Facilities	145,570	55,547	68,375
Municipal and Government	103,193	44,607	1,115
Wastewater Treatment	97,302	83,555	5,616
Education Facilities	94,463	46,737	19,559
Condominiums	91,151	2,288	-
Healthcare Facilities	63,760	80,143	7,052
Mass Transit	57,672	20,912	854
Sports and Entertainment	27,878	39,450	-
Hospitality and Gaming	22,104	121,301	9,035
Other	88,510	64,793	1,254
Total	$1,183,037	$802,460	$112,860

Revenues by end market for the Management Services segment for fiscal years 2012, 2011 and 2010 are set forth below:

	Management Services Segment
	Revenues by End Market
	Year Ended December 31,
	2012	2011	2010
	(in thousands)
U.S. Government Services	$146,991	$155,012	$143,614
Surety and Other	65,252	48,132	52,092
Total	$212,243	$203,144	$195,706

We provide our services to a broad range of private and public customers. The allocation of our revenues by customer source for fiscal years 2012, 2011 and 2010 is set forth below:

	Revenues by Customer Source
	Year Ended December 31,
	2012	2011	2010
State and Local Governments	53%	40%	44%
Private Owners	41%	50%	47%
Federal Government Agencies	6%	10%	9%
	100%	100%	100%

State and Local Governments. We derived approximately 53% of our revenues from state and local government customers during 2012. Our state and local government customers include state transportation departments, metropolitan authorities, cities, municipal agencies, school districts and public universities. We provide services to our state and local customers primarily pursuant to contracts awarded through competitive bidding processes. Our building construction services for state and local government customers have included correctional facilities, schools and dormitories, healthcare facilities, convention centers, parking structures and municipal buildings.  Our civil contracting and building construction services are in locations throughout the country.

Private Owners. We derived approximately 41% of our revenues from private customers during 2012. Our private customers include major hospitality and gaming resort owners, Native American sovereign nations, public corporations, private developers, healthcare companies and private universities.  We provide services to our private customers through negotiated contract arrangements as well as through competitive bids.

Federal Government Agencies. We derived approximately 6% of our revenues from federal government agencies during 2012. These agencies have included the U.S. State Department, the U.S. Navy, the U.S. Army Corps of Engineers, and the U.S. Air Force. We provide services to federal agencies primarily pursuant to contracts for specific or multi-year assignments that involve new construction or infrastructure improvements. A substantial portion of our revenues from federal agencies is derived from projects in overseas locations. We expect this to continue for the foreseeable future as a result of our expanding base of experience and relationships with federal agencies, together with an anticipated favorable expenditure trend for defense, security and reconstruction work primarily due to the ongoing threats of terrorism.

Most federal, state, and local government contracts contain provisions which permit the termination of contracts, in whole or in part, for the convenience of the government, among other reasons.

For additional information on customers, markets, measures of profit or loss, and total assets, both U.S and foreign, see Note 13 – Business Segments of Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial Statement Schedules.

Backlog

We include a construction project in our backlog at such time as a contract is awarded or a letter of commitment is obtained and adequate construction funding is in place. As a result, we believe the backlog figures are firm, subject only to the cancellation provisions contained in the various contracts. Historically, these provisions have not had a material effect on us.

Backlog is summarized below by business segment as of December 31, 2012 and 2011:

	Backlog by Business Segment
	December 31,
	2012		2011
	(dollars in thousands)
Building	$1,964,902	35%	$2,248,927	37%
Civil	1,774,063	32%	2,222,207	36%
Specialty Contractors	1,507,251	27%	1,371,482	22%
Management Services	357,408	6%	265,661	5%
Total	$5,603,624	100%	$6,108,277	100%

We estimate that approximately $2.4 billion, or 42.1%, of our backlog at December 31, 2012 will not be completed in 2013.

Backlog by end market for the Building segment as of December 31, 2012 and 2011 is set forth below:

	Building Segment Backlog by End Market
	December 31,
	2012		2011
	(dollars in thousands)
Municipal and Government	$860,099	44%	$852,665	38%
Hospitality and Gaming	240,154	12%	75,320	3%
Education Facilities	233,470	12%	246,555	11%
Condominiums	215,565	11%	27,219	1%
Healthcare Facilities	161,838	8%	483,382	21%
Industrial Buildings	136,276	7%	393,059	18%
Transportation Facilities	53,838	3%	61,531	3%
Office Buildings	12,822	1%	41,307	2%
Other	50,840	2%	67,889	3%
Total	$1,964,902	100%	$2,248,927	100%

Backlog by end market for the Civil segment as of December 31, 2012 and 2011 is set forth below:

	Civil Segment Backlog by End Market
	December 31,
	2012		2011
	(dollars in thousands)
Bridges	$811,886	46%	$838,008	38%
Highways	438,095	25%	695,911	31%
Mass Transit	362,713	20%	453,773	20%
Wastewater Treatment and Other	161,369	9%	234,515	11%
Total	$1,774,063	100%	$2,222,207	100%

Backlog by end market for the Specialty Contractors segment as of December 31, 2012 and 2011 is set forth below:

	Specialty Contractors Segment Backlog by End Market
	December 31,
	2012		2011
	(dollars in thousands)
Transportation Facilities	$521,534	35%	$267,877	20%
Education Facilities	174,785	11%	81,322	6%
Industrial Buildings	159,880	10%	231,785	17%
Office Buildings	147,604	10%	275,815	20%
Wastewater Treatment	134,185	9%	223,399	16%
Healthcare Facilities	103,400	7%	70,564	5%
Hospitality and Gaming	73,301	5%	7,940	-
Condominiums	72,217	5%	45,551	3%
Municipal and Government	58,162	4%	44,527	3%
Mass Transit	31,976	2%	48,486	4%
Sports and Entertainment	2,176	0%	23,252	2%
Other	28,031	2%	50,964	4%
Total	$1,507,251	100%	$1,371,482	100%

Backlog by end market for the Management Services segment as of December 31, 2012 and 2011 is set forth below:

	Management Services Segment Backlog by End Market
	December 31,
	2012		2011
	(dollars in thousands)
U.S. Government Services	$339,625	95%	$240,401	90%
Surety and Other	17,783	5%	25,260	10%
Total	$357,408	100%	$265,661	100%

We have seen a significant shift in the mix of our customers from private to state and local government agencies along with an increased share of Civil segment’s contributions to revenues and operating profits over the past three years.  We intend to focus on increasing our share of higher margin public works projects and vertically integrating our specialty contracting capabilities to further enhance our consolidated operating margins, as well as continuing to capture our share of large private building work on an opportunistic basis.

Competition

The construction industry is highly competitive and the markets in which we compete include numerous competitors. In the small to mid-size work that we have targeted, we have experienced an increase in pricing competition from our competitors.  However, the majority of the work that we target is for larger, more complex projects where the number of active market participants is smaller because of the capabilities required to perform the work.  As a result, we face fewer competitors, as smaller contractors are unable to effectively compete or are unable to secure bonding to support large projects.

In certain end markets of the Building segment, such as hospitality and gaming and healthcare, we are one of the largest providers of construction services in the United States. In our Building segment, we compete with a variety of national and regional contractors. Our primary competitors are Balfour Beatty Construction, Clark Construction Group, DPR Construction, Gilbane, Inc., Hensel Phelps Construction Co., Hunt Construction Group, McCarthy Building Companies, Inc., Skanska USA, Tishman Construction, Turner Construction Co., The Walsh Group and The Whiting-Turner Contracting Co. In our Civil segment, we compete principally with large civil construction firms including Alberici Corp., American Infrastructure, Inc., Dragados USA, Flatiron Construction Corp., Fluor Corp., Granite Construction, Kiewit Corp.,  Skanska USA, SNC-Lavalin Group, Inc., Sterling Construction Co., Traylor Bros., Inc., and The Walsh Group.  In our Specialty Contractors segment, we compete principally with Bergelectric Corp., Comfort Systems USA, E-J Electric Installation Co., EMCOR Group, KSW Mechanical Services, Inc., MC Dean, Inc., Primoris Services Corp., Rosendin Electric, Inc., and Zwicker Electric Co., Inc. In our Management Services segment, we compete principally with national engineering and construction firms such as CH2M Hill, Inc., Fluor Corp., Hensel Phelps Construction Co., KBR, Shaw Group, and the Washington Division of URS Corp. We believe price, experience, reputation, responsiveness, customer relationships, project completion track record, schedule control and delivery, risk management and quality of work are key factors in customers awarding contracts across our end markets.

Types of Contracts and The Contract Process

Types of Contracts

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

•	Design-build contracts are those under which a contractor provides both design and construction services for a customer. These contracts may be GMP, FP or Cost Plus contracts.

Historically, a high percentage of our contracts have been of the GMP and FP type. As a result of increasing opportunities in public works civil and building markets, combined with our increased resume of notable projects and expertise and the execution of our acquisition strategy in 2010 and 2011, FP contracts have accounted for an increasing portion of our revenues since 2008 and are expected to continue to represent a sizeable percentage of both total revenues and backlog.  The composition of revenues and backlog by type of contract for fiscal years 2012, 2011 and 2010 is as follows:

	Revenues for the
	Year Ended December 31,
	2012	2011	2010
Cost Plus, GMP or CM	39%	49%	51%
FP	61%	51%	49%
	100%	100%	100%

	Backlog as of
	December 31,
	2012	2011	2010
Cost Plus, GMP or CM	28%	30%	43%
FP	72%	70%	57%
	100%	100%	100%

The Contract Process

We identify potential projects from a variety of sources, including from advertisements by federal, state and local government agencies, through the efforts of our business development personnel and through meetings with other participants in the construction industry such as architects and engineers. After determining which projects are available, we make a decision on which projects to pursue based on factors such as project size, duration, availability of personnel, current backlog, competitive advantages and disadvantages, prior experience, contracting agency or owner, source of project funding, geographic location and type of contract.

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

Public bids to various government agencies are generally awarded to the lowest bidder. Requests for proposals or negotiated contracts with public or private customers are generally awarded based on a combination of technical capability and price, taking into consideration factors such as project schedule and prior experience.

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

Often a contract requires us to perform extra, or change order, work as directed by the customer even if the customer has not agreed in advance on the scope or price of the work to be performed. This process may result in disputes over whether the work performed is beyond the scope of the work included in the original project plans and specifications or, if the customer agrees that the work performed qualifies as extra work, the price the customer is willing to pay for the extra work. Even when the customer agrees to pay for the extra work, we may be required to fund the cost of such work for a lengthy period of time until the change order is approved and funded by the customer. Also, unapproved change orders, contract disputes or claims result in costs being incurred by us that cannot be billed currently and, therefore, are reflected as "costs and estimated earnings in excess of billings" in our Consolidated Balance Sheets. See Note 1 – Description of Business and Summary of Significant Accounting Policies, under the section entitled Method of Accounting for Contracts, of Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial Statement Schedules.  In addition, any delay caused by the extra work may adversely impact the timely scheduling of other project work and our ability to meet specified contract milestone dates.

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

There are a number of factors that can create variability in contract performance and results as compared to a project’s original bid. These include costs associated with added scope changes, extended overhead due to owner, weather, and other delays, subcontractor performance issues, changes in site conditions that differ from those assumed in the original bid, the availability and skill level of workers in the geographic location of the project, and a change in the availability and proximity of equipment or materials.  In addition, certain efficiencies and cost savings may at times be realized during the course of a project compared to the originally anticipated costs and levels of productivity. Furthermore, our original bids for most contracts are based on the client’s estimates of quantities needed to complete the contract.  All of these factors can cause changes in estimates to a project’s at-completion costs, resulting in favorable or unfavorable impacts to profitability in current and future periods. Because of the rigor of our estimating process, we have often encountered opportunities to improve project performance cost estimates through realized project execution efficiencies and cost savings.

Our civil, building and management services contracts generally involve work durations in excess of one year.  Revenue from our contracts in process is generally recorded under the percentage of completion contract accounting method.  For a more detailed discussion of our policy in these areas, see Note 1 – Description of Business and Summary of Significant Accounting Policies, under the section entitled Method of Accounting for Contracts, of Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial Statement Schedules.

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

In addition, some environmental laws, such as the U.S. federal "Superfund" law and similar state statutes, can impose liability for the entire cost of cleanup of contaminated sites upon any of the current or former owners or operators or upon parties who sent wastes to these sites, regardless of who owned the site at the time of the release or the lawfulness of the original disposal activity. Contaminants have been detected at some of the sites that we own, or where we worked as a contractor in the past, and we have incurred costs for investigation or remediation of hazardous substances.  We believe that our liability for these sites will not be material, either individually or in the aggregate, and have pollution liability insurance available for such matters. We believe that we have minimal exposure to environmental liability because we generally carry insurance or receive indemnification from customers to cover the risks associated with the remediation business.

We own real estate in several states and in Guam (see Item 2. Properties for a description of our major properties) and, as an owner, are subject to laws governing environmental responsibility and liability based on ownership. We are not aware of any significant environmental liability associated with our ownership of real estate.

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

As a normal part of the construction business, we are often required to provide various types of surety bonds as an additional level of security of our performance.  We have surety arrangements with several sureties.  We also require many of our higher risk subcontractors to provide surety bonds as security for their performance.  Historically, we also have purchased contract default insurance on certain construction projects to insure against the risk of subcontractor default as opposed to having subcontractors provide traditional payment and performance bonds.  In 2008, we formed PCR Insurance Company, a wholly-owned subsidiary, to consolidate the risk under our various insurance policies utilizing deductible reimbursement policies issued by PCR Insurance Company, for each of our subsidiaries’ contractor default insurance, auto liability, general liability and workers’ compensation insurance exposure.  PCR Insurance Company provides high deductible insurance coverage and reinsurance to other business units.  The formation of PCR Insurance Company has allowed us to take advantage of favorable tax opportunities, and to centralize our claims and risk management functions, thus reducing claims and insurance-related costs.

Employees

The total number of personnel employed by us is subject to seasonal fluctuations, the volume of construction in progress and the relative amount of work performed by subcontractors.  Our average number of full time equivalent employees during 2012 was 10,085, and our total number of employees at December 31, 2012 was 11,016.  The increase in the average from 5,796 in 2011 to 10,085 in 2012 is primarily a reflection of the increased personnel obtained through the completion of our acquisition strategy in 2011.

We are signatory to numerous local and regional collective bargaining agreements, both directly and through trade associations, as a union contractor.  These agreements cover all necessary union crafts and are subject to various renewal dates.  Estimated amounts for wage escalation related to the expiration of union contracts are included in our bids on various projects and, as a result, the expiration of any union contract in the next fiscal year is not expected to have any material impact on us.  As of December 31, 2012, approximately 8,099 of our total of 11,016 employees were union employees.  During the past several years, we have not experienced any significant work stoppages caused by our union employees.

Available Information

Our website address is http://www.tutorperini.com.  The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.  We make available, free of charge on our website, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after we have electronically filed such materials with, or furnished them to, the United States Securities and Exchange Commission (the “SEC”). You may read and copy any document we file at the SEC Headquarters, Public Reference Room, 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains a website at http://www.sec.gov that contains reports, proxy, information statements and other information regarding issuers, such as the Company, that file electronically with the SEC.  Also available on our website are our Code of Business Conduct and Ethics, Corporate Governance Guidelines, the charters of the Committees of our Board of Directors and reports under Section 16 of the Exchange Act of transactions in our stock by our directors and executive officers.

ITEM 1A.  RISK FACTORS

We are subject to a number of risks, including those summarized below. Such risks could have a material effect on our financial condition, results of operations and cash flows.

We may not fully realize the revenue value reported in our backlog.

As of December 31, 2012, our backlog of uncompleted construction work was approximately $5.6 billion.  We include a construction project in our backlog at such time as a contract is awarded or a letter of commitment is obtained and adequate construction funding is in place.  The revenue projected in our backlog may not be realized or, if realized, may not result in profits.  For example, if a project reflected in our backlog is terminated, suspended or reduced in scope, it would result in a reduction to our backlog which could reduce, potentially to a material extent, the revenues and profits realized.  If a customer cancels a project, we may be reimbursed for certain costs and profit thereon but typically have no contractual right to the total revenues reflected in our backlog.  Significant cancellations or delays of projects in our backlog could have a material effect on future revenues, profits, and cash flows.

Current economic conditions could adversely affect our operations.

The deterioration of economic and financial market conditions in the United States and overseas throughout 2009-2012, including severe disruptions in the credit markets, could continue to adversely affect our results of operations in future periods. The continued instability in the financial markets has made it difficult for certain of our customers, including private owners and state and local governments, to access the credit markets to obtain financing or refinancing, as the case may be, to fund new construction projects on satisfactory terms or at all. State and local governments continue to face potentially significant budget shortfalls as a result of declining tax and other revenues, which may cause them to defer or cancel planned infrastructure projects.  During 2012, we encountered increased levels of deferrals and delays related to new construction projects. Difficulty in obtaining adequate financing due to the unprecedented disruption in the credit markets may significantly increase the rate at which our customers defer, delay or cancel proposed new construction projects. Such deferrals, delays or cancellations could have an adverse impact on our future operating results.

Instability in the financial markets may also impact a customer’s ability to pay us on a timely basis, or at all, for work on projects already under construction in accordance with the contract terms.  Customer financing may be subject to periodic renewals and extensions of credit by the lender.  As credit markets remain tight and difficult economic conditions persist, lenders may be unwilling to continue renewing or extending credit to a customer.  Such deferral, delay or cancellation of credit by the lender could impact the customer’s ability to pay us, which could have an adverse impact on our future operating results. A significant portion of our operations are concentrated in California and New York. As a result, we are more susceptible to fluctuations caused by adverse economic or other conditions in these regions as opposed to others.

Reductions in the level of consumer spending within the non-residential building industry and the level of federal, state and local government spending for infrastructure and other public projects could adversely affect the number of projects available to us in the future.

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

With regard to infrastructure and other public works spending, civil construction markets are dependent on the amount of infrastructure work funded by various government agencies which, in turn, depends on the condition of the existing infrastructure, the need for new or expanded infrastructure and federal, state or local government spending levels. A slowdown in economic activity in any of the markets that we serve may result in less spending on public works projects. In addition, a decrease or delay in government funding of infrastructure projects or delays in the implementation of voter-approved bond measures could decrease the number of civil construction projects available and limit our ability to obtain new contracts, which could reduce revenues within our Civil segment. In addition, budget shortfalls and credit rating downgrades in California and other states in which the Company is involved in significant infrastructure projects and any long-term impairment in the ability of state and local governments to finance construction projects by raising capital in the municipal bond market could curtail or delay the funding of future projects.  Our Building segment is also involved in significant public works construction projects including healthcare facilities, educational facilities, and municipal and government facilities primarily in California and the southeastern United States. These projects also are dependent upon funding by various federal, state and local government agencies.  A decrease in government funding of public healthcare and education facilities, particularly in those regions, could decrease the number and/or size of construction projects available and limit our ability to obtain new contracts in these markets, which could further reduce our revenues and earnings.

Economic, political and other risks and the level of U.S. government funding associated with our international operations could adversely affect our revenues and earnings.

We derived approximately 5% or $185.7 million of revenues and approximately $18.7 million of income from construction operations for the year ended December 31, 2012 from our work on projects located outside of the United States, including projects in Iraq, Afghanistan and Guam. Our international operations expose us to risks inherent in doing business in certain hostile regions outside the United States, including: political risks, risks of loss due to civil disturbances, guerilla activities and insurrection; acts of terrorism and acts of war; unstable economic, financial and market conditions; potential incompatibility with foreign subcontractors and vendors; foreign currency controls and fluctuations; trade restrictions; variations in taxes; and changes in labor conditions, labor strikes and difficulties in staffing and managing international operations.  Failure to successfully manage risks associated with our international operations could result in higher operating costs than anticipated or could delay or limit our ability to generate revenues and income from construction operations in key international markets.

With regard to the U.S. Government’s funding of construction projects in Iraq, Afghanistan and Guam, the United States federal government has approved various spending bills for the reconstruction and defense of Iraq and Afghanistan and has allocated significant funds to the defense of United States interests around the world from the threat of terrorism. The United States federal government has also approved funds for development in conjunction with the relocation of military personnel into Guam.  A decrease in government funding of these projects or a decision by the United States federal government to accelerate the withdrawal of troops and support personnel from Afghanistan or reduce or eliminate the use of outside contractors to perform such work would decrease the number of projects available to us and limit our ability to obtain new contracts in this area.

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

We will require substantial personnel, including construction and project managers and specialty subcontractor resources to execute and perform on our contracts in backlog.  The successful execution of our business strategies is also dependent upon our ability to attract and retain key officers.

Our ability to execute and perform on our contracts in backlog depends in large part upon our ability to hire and retain highly skilled personnel, including project and construction management.  In addition, our construction projects require a significant amount of trade labor resources, such as carpenters, masons and other skilled workers, as well as certain specialty subcontractor skills. In the event we are unable to attract, hire and retain the requisite personnel and subcontractors necessary to execute and perform on our contract backlog, we may experience delays in completing projects in accordance with project schedules, which may have a material effect on our financial results and harm our reputation.  Further, the increased demand for personnel and specialty subcontractors may result in higher costs which could cause us to exceed the budget on a project, which in turn may have a material effect on our results of operations and harm our relationships with our customers.  In addition, if we lack the personnel and specialty subcontractors necessary to perform on our current contract backlog, we may find it necessary to curtail our pursuit of new projects.  Although the risk has been mitigated with the specialty contracting capabilities that we acquired during 2011, we will still rely on significant external specialty subcontractors to perform our projects.

The execution of our business strategies also substantially depends on our ability to retain the continued service of several key members of our management.  Losing the services of these key officers could adversely affect our business until a suitable replacement can be found.  The majority of these key officers are not bound by employment agreements with us nor do we maintain key person life insurance policies for them.

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

Failure to maintain safe work sites could result in significant losses.

Construction and maintenance sites are potentially dangerous workplaces and often put our employees and others in close proximity with mechanized equipment, moving vehicles, chemical and manufacturing processes, and highly regulated materials.  On many sites, we are responsible for safety and, accordingly, must implement safety procedures.  If we fail to implement these procedures or if the procedures we implement are ineffective, we may suffer the loss of, or injury to our employees, as well as expose ourselves to possible litigation.  Despite having invested significant resources in safety programs, a serious accident may nonetheless occur on one of our worksites. As a result, our failure to maintain adequate safety standards could result in reduced profitability or the loss of projects or customers, and could have a material adverse impact on our financial position, results of operations, cash flows and liquidity.

Our participation in construction joint ventures exposes us to liability and/or harm to our reputation for failures by our partners.

As part of our business, we enter into joint venture arrangements typically to jointly bid on and execute particular projects, thereby reducing our financial or operational risk with respect to such projects.  Success on these joint projects depends in large part on whether our joint venture partners satisfy their contractual obligations.  We and our joint venture partners are generally jointly and severally liable for all liabilities and obligations of our joint ventures. If a joint venture partner fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our partner’s shortfall. Further, if we are unable to adequately address our partner’s performance issues, the customer may terminate the project, which could result in legal liability to us, harm our reputation, and reduce our profit on a projector, in some cases, result in a loss.

We are subject to significant legal proceedings which, if determined adversely to us, could harm our reputation, preclude us from bidding on future projects and/or have a material effect on us.  We also may invest significant working capital on projects while legal proceedings are being settled.

We are involved in various lawsuits, including the legal proceedings described under Item 3. Legal Proceedings. Litigation is inherently uncertain and it is not possible to accurately predict what the final outcome will be of any legal proceeding.  We must make certain assumptions and rely on estimates regarding potential outcomes of legal proceedings in order to determine an appropriate charge to income and contingent liabilities.  Estimating and recording future outcomes of litigation proceedings requires us to make significant judgments and assumptions about the future, which are inherently subject to risks and uncertainties.  If the final recovery turns out to be materially less favorable than our estimates, we would have to record the related liability, which may include losses from money owed pursuant to a disfavorable judgment as well as losses based on the failure to receive an anticipated judgment for sums in our favor, and fund the payment of the judgment and, if such adverse judgment is significant, it could have a material adverse effect on us.  Legal proceedings resulting in judgments or findings against us may harm our reputation and prospects for future contract awards.  We occasionally bring claims against project owners for additional cost exceeding the contract price or for amounts not included in the original contract price. When these types of events occur and unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a material effect on our liquidity and financial results.

Our contracts require us to perform extra or change order work, which can result in disputes and adversely affect our working capital, profits and cash flows.

Our contracts generally require us to perform extra, or change order, work as directed by the customer even if the customer has not agreed in advance on the scope or price of the work to be performed. This process can result in disputes over whether the work performed is beyond the scope of the work included in the original project plans and specifications or, if the customer agrees that the work performed qualifies as extra work, over the price the customer is willing to pay for the extra work. Even when the customer agrees to pay for the extra work, we may be required to fund the cost of such work for a lengthy period of time until the change order is approved and funded by the customer.

Also, unapproved change orders, contract disputes or claims cause us to incur costs that cannot be billed currently and therefore may be reflected as "costs and estimated earnings in excess of billings" in our balance sheet. See Note 1 – Description of Business and Summary of Significant Accounting Policies, under the section entitled Method of Accounting for Contracts of Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial Statement Schedules. To the extent our actual recoveries with respect to unapproved change orders, contract disputes or claims are lower than our estimates, the amount of any shortfall will reduce our revenues and the amount of costs and estimated earnings in excess of billings recorded on our balance sheet, and could have a material effect on our working capital, results of operations and cash flows.  Additionally, as we include unapproved change orders in our estimates of revenues and costs to complete a project, our profitability may be diluted via the percentage-of-completion method of accounting for contract revenues.   Any delay caused by the extra work may also adversely impact the timely scheduling of other project work and our ability to meet specified contract milestone dates.

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

Completing the integration of recent acquisitions into our Company may result in unforeseen operating difficulties and may require significant financial, operational and managerial resources that would otherwise be available for the operation, development and expansion of our existing business.

During 2011 we completed an acquisition strategy, in which we acquired Superior Gunite, Fisk, Anderson, Frontier-Kemper, Lunda, WDF, FSE, Nagelbush and Becho over a period of 10 months.  To the extent that we experience unforeseen difficulties in completing the integration of these acquisitions, we may also have difficulty achieving our operating, strategic and financial objectives.

The percentage-of-completion method of accounting for contract revenues involved significant estimates which may result in material adjustments, which could result in a charge against our earnings.

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

Accounting for our contract related revenues and costs, as well as other expenses, require management to make a variety of significant estimates and assumptions. Although we believe we have the experience and processes to enable us to formulate appropriate assumptions and produce reasonably dependable estimates, these assumptions and estimates may change significantly in the future and could result in the reversal of previously recognized revenue and profit. Such changes could have a material adverse effect on our financial position and results of operations.

If we are unable to accurately estimate the overall risks, revenues or costs on a contract, we may achieve a lower than anticipated profit or incur a loss on that contract.

We generally enter into four principal types of contracts with our customers: fixed price contracts, cost plus fee contracts, guaranteed maximum price contracts, and construction management contracts. We derive a significant portion of our Civil, Specialty Contractors and Management Services segment revenues and backlog from fixed price contracts.

•
Fixed price and certain design-build contracts require us to perform the contract for a fixed price irrespective of our actual costs. As a result, we realize a profit on these contracts only if we successfully control our costs to avoid cost overruns and successfully negotiate change orders for out of scope work.

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

Cost overruns, whether due to inefficiency, faulty estimates or other factors, result in lower profit or even a loss on a project. If our estimates of the overall risks, revenues or costs prove inaccurate or circumstances change, we may incur a lower profit or a loss on that contract.

We are subject to a number of risks as a U.S. government contractor, which could harm our reputation, result in fines or penalties against us and/or adversely impact our financial condition.

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

Our defined benefit pension plan and our supplemental retirement plan are non-contributory pension plans covering many of our employees. Benefits under these plans were frozen as of June 1, 2004.  As of December 31, 2012, these plans were underfunded by approximately $39.2 million. We are required to make cash contributions to our pension and supplemental retirement plans to the extent necessary to comply with minimum funding requirements imposed by employee benefit and tax laws. The amount of any such required contributions is determined based on an annual actuarial valuation of the plan as performed by the plans’ actuaries. During 2012, we contributed $5.8 million in cash to our defined benefit pension plan and supplemental retirement plan. The amount of our future contributions will depend upon asset returns, then-current discount rates and a number of other factors, and, as a result, the amount we may elect or be required to contribute to these plans in the future may vary significantly. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the section entitled Critical Accounting Policies.

In connection with mergers and acquisitions, we have recorded goodwill and other intangible assets that could become impaired and adversely affect our operating results.  Assessing whether an impairment has occurred requires us to make significant judgments and assumptions about the future, which are inherently subject to risks and uncertainties, and if actual events turn out to be materially less favorable than the judgments we make and the assumptions we use, we may be required to record additional impairments in the future.

We had approximately $621.1 million of goodwill and indefinite-lived intangible assets recorded on our consolidated balance sheet at December 31, 2012. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations reduced by any impairments recorded subsequent to the date of acquisition.  We test goodwill and intangible assets with indefinite lives for impairment by applying a fair value test in the fourth quarter of each year and between annual tests if events or circumstances change which suggest that the goodwill or intangible assets should be evaluated. For example, if our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in the fair value of our goodwill and intangible assets and would require us to further evaluate whether an impairment has occurred. If we determine that there has been an impairment (meaning that carrying value exceeds fair value), we would be required to write down the carrying value by the amount of the excess (which would represent the impaired portion of these assets).

Impairment assessment inherently involves management judgments as to the assumptions used to project amounts included in the valuation process and as to anticipated future market conditions and their potential effect on future performance.  Changes in assumptions or estimates can materially affect the determination of far value.  If we determine, based on our assumptions, judgments, estimates and projections, that no impairment exists as of a specific date, and if future events turn out to be materially less favorable than what we assumed or estimated in assessing fair value when we tested for impairment, we may be required at a future date (either as part of a subsequent annual evaluation or on an interim basis) to re-evaluate fair value and to recognize an impairment at that time and write down the carrying value of our goodwill and/or indefinite-lived intangible assets.  If we were required to write down all or a significant part of our goodwill and indefinite-lived intangible assets in future periods, our net earnings and equity could be materially and adversely affected.

The forecasts utilized in the discounted cash flow analysis as part of our impairment test assume future revenue and profitability growth in each of our segments.  If our operating segments cannot obtain, or we determine at a later date that we no longer expect them to obtain, the projected levels of profitability, future goodwill impairment tests may also result in an impairment charge.  There can be no assurances that our operating segments will be able to achieve our estimated levels of profitability.  A number of factors, many of which we have no ability to control, could affect our financial condition, operating results and business prospects and could cause our actual results to differ from the estimates and assumptions we employed in our goodwill impairment testing.  These factors include, but are not limited to, (i) further weakening in the overall economy; (ii) a significant decline in our stock price and resulting market capitalization; (iii) changes in the discount rate; (iv) successful efforts by our competitors to gain market share in our markets; (v) adverse changes as a result of regulatory actions; (vi) a significant adverse change in legal factors or in the overall business climate; (vii) recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of our reporting units; and (viii) the resolution of legal proceedings resulting in judgments less favorable than our estimates.  Given these and other factors, we cannot be certain that goodwill impairment will not be required during future periods.

In 2012, our interim review indicated that goodwill and other intangible assets were impaired, and we recorded a charge of $376.6 million in the second quarter of 2012 as discussed in Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations below. As a result, we incurred a significant loss in 2012 and stockholders’ equity declined by $256.0 million to $1.1 billion at December 31, 2012. Based on our annual review of our goodwill and intangible assets with indefinite lives, which we performed in the fourth quarter of 2012,  we concluded that no additional impairment had occurred.  The fair value of the Management Services segment exceeded its carrying value by 4.5% while the fair values of all other segments exceeded their carrying values by more than 10%.  The carrying value of the goodwill of the Management Services segment was $44.2 million at December 31, 2012.

Conflicts of interest may arise involving certain of our directors.

We have engaged in joint ventures, primarily in civil construction, with O&G Industries, Inc., a Connecticut corporation, whose Vice Chairman is Raymond R. Oneglia, one of our directors.  As of December 31, 2012, the Company had a 30% interest in a joint venture with O&G as the sponsor for a highway reconstruction project with an estimated total contract value of approximately $361 million and an estimated completion in 2017. In accordance with the Company’s policy, the terms of this joint venture and any of our joint ventures with any affiliate have been and will be subject to review and approval by our Audit Committee.  As in any joint venture, we could have disagreements with our joint venture partner over the operation of a joint venture or a joint venture could be involved in disputes with third parties, where we may or may not have a conflict of interest with our joint venture partner.  These relationships also may create conflicts of interest with respect to new business and other corporate opportunities.

Ronald N. Tutor’s ownership interest in the Company, along with his management position and his right to designate nominees to serve as members of our Board of Directors, provides him with significant influence over corporate matters and may make a third party’s acquisition of the Company (or its stock or assets) more difficult.

As of December 31, 2012, Mr. Tutor and two trusts controlled by Mr. Tutor (the “Tutor Group”) owned approximately 19.2% of the outstanding shares of our common stock. In addition, Mr. Tutor is the chairman and chief executive officer of the Company and has the right to designate one nominee for election as members of the Company’s Board of Directors so long as the Tutor Group owns at least 11.25% of the outstanding shares of the Company’s common stock. As of the date of this Form 10-K, none of the current directors have been appointed by Mr. Tutor.   Mr. Tutor has advised the Board that should he choose to designate a person for appointment to the Board at a time when the Board already includes eleven members, he would support a temporary expansion of the Board to twelve members to accommodate such additional member.  Pursuant to the Shareholders Agreement dated April 2, 2008 and amended by Amendments No. 1, 2,  and 3 dated September 17, 2010, June 2, 2011 and September 13, 2011, respectively, by and among Tutor Perini Corporation, Mr. Tutor and certain shareholders of Tutor-Saliba Corporation signatory thereto (the “Amended Shareholders Agreement”) such expansion would continue until the next meeting of shareholders at which directors are elected, at which time the size of the Board would be reduced back to eleven members and the slate of nominees for election adjusted accordingly.  The Amended Shareholders Agreement also imposes significant limits on Mr. Tutor’s right to vote the shares of our common stock held by the Tutor Group or to take specified actions that may facilitate an unsolicited acquisition of control of the Company by Mr. Tutor or his affiliates. Mr. Tutor will nonetheless still be able to exert significant influence over the outcome of a range of corporate matters, including significant corporate transactions requiring a shareholder vote, such as a merger or a sale of the Company or its assets. This concentration of ownership and influence in management and Board decision-making also could harm the price of our common stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our common stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of the Company.

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

We currently have and expect to continue to have a substantial amount of indebtedness.  As of December 31, 2012, we had a total debt of $737.1 million, consisting of $298.3 million of senior unsecured notes (net of unamortized debt discount of $1.7 million) (the “Senior Notes”), $120.0 million of outstanding borrowings on a revolving credit basis (the “Revolving Facility”),  a $200 million term loan (the “Term Loan”) which has been paid down to $152.5 million at December 31, 2012, and $166.3 million of other debt.  We may also incur significant additional indebtedness in the future.  Our substantial indebtedness may:

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

In addition, our revolving credit facility limits our ability to incur indebtedness from other sources without the consent of our lenders.  Our revolving credit facility contains financial covenants that require us to maintain minimum net worth, minimum fixed charge coverage and maximum leverage ratios. Our ability to borrow funds for any purpose is dependent upon satisfying these tests.

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

As discussed in Note 3 – Fair Value Measurements of Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial Statement Schedules, our investment securities primarily consist of auction rate securities which are not currently liquid or readily available to convert to cash. As of December 31, 2012 and 2011, respectively, we held $46.3 million and $62.3 million in auction rate securities.  In conjunction with our estimates of fair value at December 31, 2011 and 2010, we deemed our investment in auction rate securities to be impaired by $4.8 million and $5.7 million in 2011 and 2010, respectively.  These impairment charges were deemed to be other-than-temporary, thereby resulting in charges to income.  In 2012, we did not deem any of our auction rate securities to be impaired, however, the settlement of three securities in 2012 resulted in a realized loss of $2.7 million.  If the auction rate securities market continues to remain relatively illiquid, it is possible that we will be required to further adjust the fair value of our auction rate securities. If we determine that the decline in the fair value of our auction rate securities is other-than-temporary, it would result in additional impairment charges being recognized in our Consolidated Statements of Operations, which could be material and which could adversely affect our financial results. In addition, the lack of liquidity associated with these investments may require us to access our revolving credit facility until some or all of our auction rate securities are liquidated.

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

Changes to our information systems as well as any loss, breach of security, disruption, unexpected data or our inability to implement new systems, could have a material adverse effect on our business.

We rely on third-party software to run critical accounting, project management and financial information systems. If software vendors decide to discontinue further development, integration or long-term software maintenance support for our information systems, or there is any system interruption, delay, breach of security, loss of data or loss of a vendor, we may need to migrate some or all of our accounting, project management and financial information to other systems. These disruptions could increase our operational expense as well as impact the management of our business operations, which could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Properties used in our construction operations primarily consist of office space within general, commercial office buildings in major cities as well as storage yards for our construction equipment.  We believe our properties are well maintained, in good condition, adequate and suitable for our purposes.

Our major facilities are in the following locations:

		Owned or Leased by	Approximate	Approximate Square Feet of
Principal Offices	Business Segment(s)	Tutor Perini	Acres	Office Space
Framingham, MA	Management Services	Owned	9	103,000
Hendersen, NV	Building	Owned	4	58,000
Ozone Park, NY	Specialty Contractors	Leased	-	50,000
Sylmar, CA	Corporate	Leased	-	46,000
Jessup, MD	Civil	Owned	9	46,000
Redwood City, CA	Building	Leased	-	45,000
Philadelphia, PA	Building	Leased	-	34,000
Sylmar, CA	Specialty Contractors	Owned	-	24,000
Gulfport, MS	Building	Owned	1	28,000
Houston, TX	Specialty Contractors	Owned	-	28,000
Mount Vernon, NY	Specialty Contractors	Leased	-	27,000
Barrigada, Guam	Management Services	Owned	4	27,000
Las Vegas, NV	Specialty Contractors	Leased	-	24,000
New Rochelle, NY	Civil	Owned	1	21,000
Ft. Lauderdale, FL	Building	Leased	-	17,000
Ft. Lauderdale, FL	Specialty Contractors	Leased	-	14,000
Evansville, IN	Civil	Owned	-	11,000
Lakeview Terrace, CA	Specialty Contractors	Leased	-	11,000
Black River Falls, WI	Civil	Owned	2	8,000
			30	622,000
Principal Permanent
Storage Yards
Fontana, CA	Building and Civil	Leased	33
Jackson County, WI	Civil	Owned	26
Evansville, IN	Civil	Owned	15
Barrigada, Guam	Management Services	Owned	13
Jessup, MD	Civil	Owned	7
Stockton, CA	Building	Owned	7
Houston, TX	Specialty Contractors	Leased	7
New Windsor, NY	Civil	Leased	1
Framingham, MA	Management Services	Owned	1
Folcroft, PA	Building	Leased	1
Mount Vernon, NY	Specialty Contractors	Leased	1
			112

ITEM 3.  LEGAL PROCEEDINGS

Legal Proceedings are set forth in our financial statement schedules in Part IV, Item 15 of this Annual Report and are incorporated herein by reference.  See Note 9 – Contingencies and Commitments of Notes to Consolidated Financial Statements of Part IV, Item 15. Exhibits and Financial Statement Schedules.

ITEM 4.  MINE SAFETY DISCLOSURES

Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires domestic mine operators to disclose violations and orders issued under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) by the federal Mine Safety and Health Administration.  We do not act as the owner of any mines but, however, we may be treated as acting as a mining operator as defined under the Mine Act because we are an independent contractor performing services or construction of such mine.  Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 Regulation S-K is included in Exhibit 95.  For 2012, revenues from services and construction of a mine were less than $100 million.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol "TPC".  In 2009, we changed our name to Tutor Perini Corporation from Perini Corporation and accordingly changed our symbol from “PCR” to “TPC”. The quarterly market high and low sales prices for our common stock in 2012 and 2011 are summarized below:
	2012		2011
	High	Low	High	Low
Market Price Range per Common Share:
Quarter Ended
March 31	$ 17.49	$ 12.50	$ 25.16	$ 21.54
June 30	$ 16.04	$ 10.64	$ 26.66	$ 18.54
September 30	$ 13.34	$ 9.21	$ 19.02	$ 11.39
December 31	$ 14.81	$ 9.88	$ 16.58	$ 10.57

Holders

At February 20, 2013, there were 686 holders of record of our common stock, including holders of record on behalf of an indeterminate number of beneficial owners, based on the stockholders list maintained by our transfer agent.

Dividends

On October 25, 2010 our Board of Directors declared a special cash dividend of $1.00 per share of common stock. The dividend was paid on November 12, 2010 to stockholders of record on November 4, 2010.  Prior to the special cash dividend paid in 2010, we had not paid any cash dividends on our common stock since 1990, and we currently have no future plans to pay cash dividends.  Our revolving facility and senior unsecured notes also restrict us from making dividend payments.  See Note 5 – Financial Commitments of Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statements Schedules.

Securities Authorized for Issuance Under Equity Compensation Plans

For a description of our equity compensation plan, see Note 11 – Stock-Based Compensation of Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules.

Issuer Purchases of Equity Securities

There were no repurchases by the Company of its equity securities during the three months ended December 31, 2012.  During the fourth quarter of 2012, the Company did not acquire any shares in connection with the settlement of income tax and related benefit withholding obligations arising from either vesting in restricted stock units or the exercise of stock options.

Issuance of Unregistered Securities

None.

Performance Graph

The following graph compares the cumulative 5-year total return to shareholders on our common stock relative to the cumulative total returns of the New York Stock Exchange Composite Index (“NYSE”) and the Dow Jones Heavy Construction Index (“DJ Heavy Construction”).  We selected the DJ Heavy Construction because we believe the index reflects the market conditions within the industry, in which we primarily operate.  The comparison of total return on investment, defined as the change in year-end stock price plus reinvested dividends, for each of the periods assumes that $100 was invested on December 31, 2007, in each of our common stock, the NYSE and the DJ Heavy Construction, with investment weighted on the basis of market capitalization.

The comparisons in the following graph are based on historical data and are not intended to forecast the possible future performance of our common stock.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG TUTOR PERINI CORPORATION,
NYSE COMPOSITE INDEX AND DJ HEAVY CONSTRUCTION INDEX

	Fiscal Year Ending December 31,
	2007	2008	2009	2010	2011	2012

Tutor Perini Corporation	100.00	56.44	43.66	54.00	31.12	34.55
NYSE Composite Index	100.00	59.11	73.77	81.76	76.76	86.69
DJ Heavy Construction	100.00	44.74	50.92	65.12	53.49	64.62

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

ITEM 6.  SELECTED FINANCIAL DATA

Selected Consolidated Financial Information

The following selected financial data has been derived from our audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, the related notes thereto and the independent auditors’ report thereon, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K and in previously filed annual reports on Form 10-K of Tutor Perini Corporation.  Backlog and new business awarded are not measures defined in U.S. GAAP and have not been derived from audited consolidated financial statements.

	Year Ended December 31,
	2012	2011 (1)	2010 (2)	2009 (3)	2008 (4)
	(In thousands, except per share data)
OPERATING SUMMARY
Revenues:
Building	$1,467,910	$1,825,468	$2,223,515	$4,284,020	$5,059,554
Civil	1,248,281	885,245	667,129	361,507	312,455
Specialty Contractors	1,183,037	802,460	112,860	201,087	85,276
Management Services	212,243	203,144	195,706	305,352	203,001
Total	4,111,471	3,716,317	3,199,210	5,151,966	5,660,286
Cost of Operations	3,696,339	3,320,976	2,861,362	4,763,919	5,327,056
Gross Profit	415,132	395,341	337,848	388,047	333,230
General and Administrative Expenses	260,369	226,965	165,536	176,504	133,998
Goodwill and Intangible Asset Impairment (5)	376,574	-	-	-	224,478
(Loss) Income From Construction Operations	(221,811)	168,376	172,312	211,543	(25,246)
Other (Expense) Income, Net	(1,857)	4,421	(2,280)	1,098	9,559
Interest Expense	(44,174)	(35,750)	(10,564)	(7,501)	(4,163)
(Loss) Income Before Income Taxes	(267,842)	137,047	159,468	205,140	(19,850)
Benefit (Provision) for Income Taxes	2,442	(50,899)	(55,968)	(68,079)	(55,290)
Net (Loss) Income	$(265,400)	$86,148	$103,500	$137,061	$(75,140)

(Loss) Income Available to Common Stockholders	$(265,400)	$86,148	$103,500	$137,061	$(75,140)

(Loss) Earnings Per Share of Common Stock:
Basic	$(5.59)	$1.82	$2.15	$2.82	$(2.19)
Diluted	$(5.59)	$1.80	$2.13	$2.79	$(2.19)

Cash Dividend Paid	$-	$-	$1.00	$-	$-
Book Value	$24.05	$29.58	$27.88	$26.54	$23.56

Weighted Average Common Shares Outstanding:
Basic	47,470	47,226	48,111	48,525	34,272
Diluted	47,470	47,890	48,649	49,084	34,272

	Year Ended December 31,
	2012		2011 (1)		2010 (2)		2009 (3)		2008 (4)
	(In thousands, except ratios)
FINANCIAL POSITION SUMMARY

Working Capital	$747,577		$556,800		$592,928		$303,118		$225,049

Current Ratio	1.61	x	1.40	x	1.61	x	1.23	x	1.13	x

Debt	737,090		672,507		395,684		116,105		80,254

Stockholders’ Equity	1,143,864		1,399,827		1,312,994		1,288,426		1,138,226

Ratio of Debt to Equity	.64	x	.48	x	.30	x	.09	x	.07	x

Total Assets	$3,296,410		$3,613,127		$2,779,220		$2,820,654		$3,073,078

OTHER DATA

Backlog at Year End (6)	$5,603,624		$6,108,277		$4,284,290		$4,310,191		$6,675,903

New Business Awarded (7)	$3,606,818		$5,540,304		$3,173,309		$2,786,256		$4,768,524

(1)
Includes the results of Fisk, Anderson, Frontier-Kemper, Lunda, WDF, FSE, Nagelbush and Becho as each was acquired during 2011.  See Note 2 – Mergers and Acquisitions of Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules.

(2)	Includes the results of Superior Gunite, acquired November 1, 2010.

(3)	Includes the results of Keating, acquired January 15, 2009.

(4)	Includes the results of Tutor-Saliba, acquired September 8, 2008.

(5)
Represents goodwill and intangible assets impairment charge of $376.6 million and $224.5 million in 2012 and 2008, respectively. See Note 4 – Goodwill and Other Intangible Assets of Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules.

(6)
A construction project is included in our backlog at such time as a contract is awarded or a letter of commitment is obtained and adequate construction funding is in place.  Backlog is not a measure defined in U.S. GAAP, and our backlog may not be comparable to the backlog of other companies.  Management uses backlog to assist in forecasting future results.

(7)
New business awarded consists of the original contract price of projects added to our backlog in accordance with Note (6) above plus or minus subsequent changes to the estimated total contract price of existing contracts.  For 2011 and 2010, this category also includes approximately $2.6 billion of backlog obtained through acquisitions.  Management uses new business awarded to assist in forecasting future results.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

We were incorporated in 1918 as a successor to businesses that had been engaged in providing construction services since 1894. We provide diversified general contracting, construction management and design-build services to private customers and public agencies throughout the world. Our construction business is conducted through four basic segments or operations: Civil, Building, Specialty Contractors and Management Services. Our Civil segment specializes in public works construction and the repair, replacement and reconstruction of infrastructure, including highways, bridges, mass transit systems and water and wastewater treatment facilities, primarily in the western, northeastern and mid-Atlantic United States. Our Building segment has significant experience providing services to a number of specialized building markets, including the hospitality and gaming, transportation, healthcare, municipal offices, sports and entertainment, educational, correctional facilities, biotech, pharmaceutical and high-tech markets. Our Specialty Contractors segment specializes in plumbing, HVAC, electrical, mechanical, and pneumatically placed concrete for a full range of civil, building and management services construction projects in the industrial, commercial, hospitality and gaming, and transportation end markets, among others. Our Management Services segment provides diversified construction and design-build services to the U.S. military and federal government agencies, as well as to surety companies and multi-national corporations in the United States and overseas.

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

We believe our leadership position as the contractor of choice for large, complex civil and nonresidential building projects will support our long-term backlog growth. We continued to experience increased contributions from our Civil and Specialty Contractor segments consistent with our focus on obtaining higher margin public works projects and enhancing our self-performance capabilities.  We expect to continue to leverage our increased self-performance and schedule control capabilities to obtain additional large scale Civil and Building awards.  We have capitalized on this leadership position and these synergies with significant new awards and pending awards across each of our segments, such as the $235 million Verrazano-Narrows Bridge upper deck replacement project in New York City (Civil); the $167 million signal modernization project for the New York City Transit Authority (Specialty Contractors); the $130 million irrigation and watershed management program for the U.S. government (Management Services); and several large pending awards for the Hudson Yards development project in New York City (Building), which will be booked into backlog as contracts for various phases are executed and work is released.

We have also experienced a shift in the stage of completion of our portfolio of large projects that significantly drive our operating results.  As we entered into 2012, we had realized the benefits of successfully completing and closing out several large public works and hospitality and gaming projects across our Building, Civil and Specialty Contractor segments and we replaced several of the large projects discussed above with mid-size awards that are in earlier stages of completion.  We continue our strategic focus on growing our business by pursuing and obtaining large complex public works projects.

The following tables set forth our consolidated results of operations:

	Consolidated Results of Operations			% Change
	Year ended December 31,			2012 vs.	2011 vs.
	2012	2011	2010	2011	2010
	In thousands
Revenues	$4,111,471	$3,716,317	$3,199,210	10.6%	16.2%
Cost of operations	3,696,339	3,320,976	2,861,362	11.3%	16.1%
Gross profit	415,132	395,341	337,848	5.0%	17.0%
General and administrative expenses	260,369	226,965	165,536	14.7%	37.1%
Goodwill and intangible asset impairment	376,574	-	-
(Loss) income from construction operations	(221,811)	168,376	172,312	(231.7)%	(2.3)%
Other (expense) income, net	(1,857)	4,421	(2,280)	(142.0)%	(293.9)%
Interest expense	(44,174)	(35,750)	(10,564)	23.6%	238.4%
(Loss) income before income taxes	(267,842)	137,047	159,468	(295.4)%	(14.1)%
Benefit (provision) for income taxes	2,442	(50,899)	(55,968)	(104.8)%	(9.1)%
Net (loss) income	$(265,400)	$86,148	$103,500	(408.1)%	(16.8)%

	Consolidated Results of Operations
	Year ended December 31,
	2012	2011	2010
	As a percentage of Revenues
Revenues	100.0%	100.0%	100.0%
Cost of operations	89.9%	89.4%	89.4%
Gross profit	10.1%	10.6%	10.6%
General and administrative expenses	6.3%	6.1%	5.2%
Goodwill and intangible asset impairment	9.2%	0.0%	0.0%
(Loss) income from construction operations	(5.4)%	4.5%	5.4%
Other (expense) income, net	0.0%	0.1%	(0.1)%
Interest expense	(1.1)%	(0.9)%	(0.3)%
(Loss) income before income taxes	(6.5)%	3.7%	5.0%
Benefit (provision) for income taxes	0.0%	(1.4)%	(1.8)%
Net (loss) income	(6.5)%	2.3%	3.2%

During 2012, we recorded revenues of $4.1 billion, loss from construction operations of $221.8 million and net loss of $265.4 million, or $5.59 per diluted share as compared to revenues of $3.7 billion, income from construction operations of $168.4 million and net income of $86.1 million, or $1.80 per diluted share during 2011.

Our revenues increased during 2012 by 10.6% primarily due to the full year contributions from our 2011 acquisitions, partially offset by a decline in our Building segment associated with the substantial completion of several large public works and hospitality and gaming projects in 2011.

Our gross profit increased in 2012 by 5.0% due to the reasons discussed above, partly offset by an unfavorable new work margin mix. Despite recent positive trends in the construction market, the current economic environment continues to provide for slower than expected release of large building and civil projects, which have resulted in delayed revenue opportunities and continued margin pressure.

Our general and administrative expenses increased in 2012 by 14.7% primarily due to the full-year impact of our 2011 acquisitions.

Our loss from construction operations of $221.8 million in 2012 was materially impacted by a $376.6 million goodwill and intangible asset impairment charge ($326.4 million after-tax), as discussed in further detail under Critical Accounting Policies below. Excluding the impact of the impairment charge, our results from construction operations decreased $13.6 million primarily due to the substantial completion of large projects discussed above and an unfavorable change in new work margin mix, partially offset by the full year contributions from our 2011 acquisitions.

Our interest expense increased from $35.8 million in 2011 to $44.2 million in 2012 primarily due to additional borrowings to fund operations and to complete the 2011 acquisitions.

Our income tax expense decreased from a $50.9 million expense in 2011 to an income tax benefit of $2.4 million in 2012 primarily due to the reasons discussed above.  The income tax benefit in 2012 includes the impact of a $50.2 million reduction in our provision for income taxes recorded due to the $376.6 million goodwill and intangible asset impairment charges, and a $3.6 million increase to our provision for income taxes due to discrete tax adjustments.

In 2012, we received significant new contract awards, as well as additions to existing contracts, and ended the year with a contract backlog of $5.6 billion, a decrease of $0.5 billion from $6.1 billion as of December 31, 2011. The decrease was due to reduced backlog in our Building and Civil segments associated with continued activity on several large healthcare facility projects and certain tunnel projects on the West Coast, partially offset by increased backlog in our Specialty Contractors and Management Services segments associated with new recent project awards.

At December 31, 2012, we had working capital of $747.6 million, a ratio of current assets to current liabilities of 1.61 to 1.00, and a ratio of debt to equity of 0.64 to 1.00, compared to working capital of $556.8 million, a ratio of current assets to current liabilities of 1.40 to 1.00 and a ratio of debt to equity of 0.48 to 1.00 at December 31, 2011.  These results reflect the additional leverage we took on during 2011 to finance our acquisition strategy.  Our stockholders’ equity decreased to $1.1 billion as of December 31, 2012 from $1.4 billion as of December 31, 2011.  The increase in our debt to equity ratio and the decrease in our stockholders’ equity at December 31, 2012 compared to December 31, 2011 primarily reflect the impact of the $376.6 million goodwill and intangible asset impairment charge ($326.4 million after-tax) recorded during the second quarter of 2012.

Non-GAAP Measures

Our consolidated financial statements are presented based on accounting principles generally accepted in the United States (“U.S. GAAP”).  We sometimes use non-GAAP measures of income from operations, net income, earnings per share and other measures that we believe are appropriate to enhance an overall understanding of our historical financial performance and future prospects. We are providing these non-GAAP measures to disclose additional information to facilitate the comparison of past and present operations, and they are among the indicators management uses as a basis for evaluating the Company’s financial performance as well as for forecasting future periods. For these reasons, management believes these non-GAAP measures can be useful operating performance measures to be considered by investors, prospective investors and others.  These non-GAAP measures are not intended to replace the presentation of our financial results in accordance with GAAP, and they may not be comparable to other similarly titled measures of other companies.

	Reportable Segments
			Specialty	Management	Consolidated
Year Ended December 31, 2012	Building	Civil	Contractors	Services	Total (1)

(Loss) income from construction operations:
As reported	$(286,706)	$47,081	$67,591	$(4,683)	$(221,811)
Plus impairment charge(2)	282,608	65,503	11,489	16,974	376,574
Plus litigation provision(3)	-	5,000	-	-	5,000
As adjusted to exclude discrete items	$(4,098)	$117,584	$79,080	$12,291	$159,763

(1)	Consolidated total includes corporate and other general and administrative expenses not impacted by the impairment and litigation charges.
(2)	Since the interim goodwill impairment test as of June 30, 2012, our annual test, performed in the fourth quarter of 2012, did not indicate any further adjustment to goodwill.
(3)
The Company recorded $5.0 million ($3.0 million after-tax) in the fourth quarter of 2012 related to legal developments in the Brightwater matter (see Note 9 – Contingencies and Commitments of Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules).

The following table is a reconciliation of reported income (loss) from construction operations, net income (loss), and diluted earnings (loss) per share under GAAP to income from operations, net income and diluted earnings per share during the year ended December 31, 2012, excluding discrete items.  Included in discrete items is the impact of one-time expenses or benefits: (i) the $326.4 million after-tax impairment charge, (ii) the $3.0 million after-tax litigation provision relating to an adverse court decision, (iii) $3.6 million of discrete tax expense items related to an increase in unrecognized tax benefits and an adjustment, both associated with certain stock-based compensation items identified during the first quarter of 2012, and (iv) the $2.7 million realized loss on the sale of auction rate securities in the first quarter of 2012.

Year ended December 31, 2012
Reported net loss	$(265,400)
Plus: Impairment charge	376,574
Less: Tax benefit provided on impairment charge	(50,158)
Plus: Litigation provision less tax benefit	2,980
Plus: Realized loss on sale of investments	2,699
Plus: Discrete tax adjustments	3,649
Net income, excluding discrete items	$70,344

Reported diluted loss per common share	$(5.59)
Plus: Impairment charge	6.85
Plus: Litigation provision less tax benefit	0.06
Plus: Realized loss on sale of investments	0.06
Plus: Discrete tax adjustments	0.08
Diluted earnings per common share, excluding discrete items	$1.46

For the years ended December 31, 2010 and 2011, there were no discrete adjustments to net income.

Recent Developments

Hudson Yards Project Breaks Ground on South Tower (Tower C)

In January 2012, we announced that we had been retained by Related Companies and Oxford Properties Group as general contractor for the Hudson Yards Development in midtown Manhattan (“Hudson Yards”). We were also retained for the construction of a residential tower being developed just south of Hudson Yards on 30th Street and 10th Avenue in New York City. Hudson Yards is a 26-acre mixed-use development accommodating over 13 million square feet of commercial and residential space. The master plan comprises approximately 5,000 residences, 6 million square feet of state-of-the-art commercial office space, a 1 million square-foot destination retail center with an over 130,000 square-foot two-level space of specialty destination restaurants, cafes, markets and bars, a five-star hotel, a unique cultural space, and a new 750-seat school, all carefully planned around 14 acres of public open space.  Pre-construction activities related to the 30th Street residential tower began in early 2012 and substantial completion is expected in the spring of 2014. The total construction value of the 30th Street residential tower project is approximately $125 million. Physical construction operations at the Hudson Yards South Tower (Tower C), located across the street from the 30th Street residential tower, began in December 2012 and substantial completion is expected in late 2015. The total construction value of the South Tower phase of the project is approximately $800 million.

The Hudson Yards project will be booked into backlog as contracts for various phases are executed and work is released. It is likely that our backlog and eventual revenues associated with the various phases of our work at Hudson Yards may be significantly lower than the total construction value of each phase because the type of contracts for each phase may initially be construction management not at risk, whereby our backlog and revenues would be reported excluding external subcontractor progress. However, our profits related to each phase will be based on the total construction value, including the externally subcontracted portions. There may be provisions within each contract to allow our customer to convert from a construction management not at risk contract to a guaranteed maximum price contract. If such a conversion were to occur, the Company would then recognize the full construction value for each phase of the project as backlog and revenue.

Backlog Analysis for 2012

Our backlog of uncompleted construction work at December 31, 2012 was approximately $5.6 billion, as compared to $6.1 billion at December 31, 2011.    Significant new awards included a $235 million bridge rehabilitation project, a $181 million hospitality and gaming project, a $167 million transit signal modernization project, a $130 million irrigation and watershed management program, a $116 million joint venture bridge and highway project, a $73 million educational facility, and a $63 million stadium renovation project. In addition, we have significant pending contract awards, including projects such as the Hudson Yards development, low bids on civil mass transit and bridge projects and various specialty contracts that we anticipate will enter into backlog in the near future as the contracts for these projects are executed.  We are continuing to track several large scale civil and building prospects for both public and private sector customers as we continue to leverage our self-performance and schedule control capabilities.

The following table provides an analysis of our backlog by business segment for the year ended December 31, 2012.

	Backlog at	New Business	Revenues	Backlog at
	December 31, 2011	Awarded (1)	Recognized in 2012	December 31, 2012
	(in millions)
Building	$2,248.9	$1,183.9	$(1,467.9)	$1,964.9
Civil	2,222.2	800.1	(1,248.3)	1,774.0
Specialty Contractors	1,371.5	1,318.8	(1,183.0)	1,507.3
Management Services	265.7	304.0	(212.3)	357.4
Total	$6,108.3	$3,606.8	$(4,111.5)	$5,603.6

(1)	New business awarded consists of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.
Critical Accounting Policies

Our accounting and financial reporting policies are in conformity with U.S. GAAP.  The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenues and expenses during the reporting period.  Although our significant accounting policies are described in Note 1 – Description of Business and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules, the following discussion is intended to describe those accounting policies most critical to the preparation of our consolidated financial statements.

Use of and Changes in Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Our construction business involves making significant estimates and assumptions in the normal course of business relating to our contracts and our joint venture contracts due to, among other things, the one-of-a-kind nature of most of our projects, the long-term duration of our contract cycle and the type of contract utilized. Therefore, management believes that the “Method of Accounting for Contracts” is the most important and critical accounting policy. The most significant estimates with regard to these financial statements relate to the estimating of total forecasted construction contract revenues, costs and profits in accordance with accounting for long-term contracts (see Note 1 – Description of Business and Summary of Significant Accounting Policies, under the section entitled (d)Use of and Changes in Estimates of the Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules) and estimating potential liabilities in conjunction with certain contingencies, including the outcome of pending or future litigation, arbitration or other dispute resolution proceedings relating to contract claims  (see Note 9 – Contingencies and Commitments of the Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules).  Actual results could differ from these estimates and such differences could be material.

Our estimates of contract revenue and cost are highly detailed.  We believe that, based on our experience, our current systems of management and accounting controls allow us to produce materially reliable estimates of total contract revenue and cost during any accounting period.  However, many factors can and do change during a contract performance period which can result in a change to contract profitability from one financial reporting period to another. Some of the factors that can change the estimate of total contract revenue and cost include differing site conditions (to the extent that contract remedies are unavailable), the availability of skilled contract labor, the performance of major material suppliers to deliver on time, the performance of major subcontractors, unusual weather conditions and the accuracy of the original bid estimate.  Because we have many contracts in process at any given time, these changes in estimates can offset each other minimizing the impact on overall profitability.  However, large changes in cost estimates on larger, more complex construction projects can have a material impact on our financial statements and are reflected in our results of operations when they become known.

Management focuses on evaluating the performance of contracts individually.  In the ordinary course of business, and at a minimum on a quarterly basis, we update projected total contract revenue, cost and profit or loss for each of our contracts based on changes in facts, such as an approved scope change, and changes in estimates.  Normal, recurring changes in estimates include, but are not limited to: (i) changes in estimated scope as a result of unapproved or unpriced customer change orders; (ii) changes in estimated productivity assumptions based on experience to date; (iii) changes in estimated materials costs based on experience to date; (iv) changes in estimated subcontractor costs based on subcontractor buyout experience; (v) changes in the timing of scheduled work that may impact future costs; (vi) achievement of incentive income; and (vii) changes in estimated recoveries through the settlement of litigation.

During the year ended December 31, 2012, our results of operations were impacted by a $12.4 million increase in the estimated recovery projected for a large hospitality and gaming project which was primarily driven by changes in cost recovery assumptions.  Excluding the discrete items that impacted our estimated tax rate, this change in estimate resulted in a $12.4 million increase in our income from construction operations, a $7.5 million increase in our net income and a $0.16 increase in our diluted earnings per common share during 2012.

Contracts vary in lengths and larger contracts can span over three to four years. At various stages of a contract’s life cycle, different types of changes in estimates are more typical. Generally during the early ramp up stage, cost estimates relating to purchases of materials and subcontractors are frequently subject to revisions.  As a contract moves into the most productive phase of execution, change orders, project cost estimate revisions and claims are frequently the sources for changes in estimates.  During the contract’s final phase, remaining estimated costs to complete or provisions for claims will be closed out and adjusted based on actual costs incurred. The impact on operating margin in a reporting period and future periods from a change in estimate will depend on the stage of contract completion.  Generally, if the contract is at an early stage of completion, the current period impact is smaller than if the same change in estimate is made to the contract at a later stage of completion.  Likewise, if the company’s overall project portfolio was to be at a later stage of completion during the reporting period, the overall gross margin could be subject to greater variability from changes in estimates.

When recording revenue on contracts relating to unapproved change orders and claims, we include in revenue an amount less than or equal to the amount of costs incurred by us to date for contract price adjustments that we seek to collect from customers for delays, errors in specifications or designs, change orders in dispute or unapproved as to scope or price, or other unanticipated additional costs, in each case when recovery of the costs is considered probable.  The amount of unapproved change orders and claim revenues is included in our Consolidated Balance Sheets as part of costs and estimated earnings in excess of billings.  When determining the likelihood of eventual recovery, we consider such factors as evaluation of entitlement, settlements reached to date and our experience with the customer.  The settlement of these issues may take years depending upon whether the item can be resolved directly with the customer or involves litigation or arbitration.  When new facts become known, an adjustment to the estimated recovery is made and reflected in the current period results.

Method of Accounting for Contracts – Revenues and profits from our contracts and construction joint venture contracts are recognized by applying percentages of completion for the period to the total estimated revenues for the respective contracts.  Percentage of completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts.  When the estimate on a contract indicates a loss, the entire loss is recorded during the accounting period in which it is estimated.  In the ordinary course of business, at a minimum on a quarterly basis, we prepare updated estimates of the total forecasted revenue, cost and profit or loss for each contract.  The cumulative effect of revisions in estimates of the total forecasted revenue and costs, including unapproved change orders and claims, during the course of the work is reflected in the accounting period in which the facts that caused the revision become known.  The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract.  An amount up to the costs incurred that are attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable.  For a further discussion of unapproved change orders and claims, see Item 1. Business under the section entitled Types of Contracts and The Contract Process and Item 1A. Risk Factors.  Profit from unapproved change orders and claims is recorded in the accounting period in which such amounts are resolved.

Billings in excess of costs and estimated earnings represents the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method.  Costs and estimated earnings in excess of billings represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over contract billings to date.  Costs and estimated earnings in excess of billings results when (1) the appropriate contract revenue amount has been recognized in accordance with the percentage of completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or (2) costs, recorded at estimated realizable value, related to unapproved change orders or claims are incurred.  For unapproved change orders or claims that cannot be resolved in accordance with the normal change order process as defined in the contract, we may employ other dispute resolution methods, including mediation, binding and non-binding arbitration, or litigation.  See Item 3. Legal Proceedings and Note 9 - Contingencies and Commitments of the Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules.  The prerequisite for billing unapproved change orders and claims is the final resolution and agreement between the parties.  Costs and estimated earnings in excess of billings related to our contracts and joint venture contracts at December 31, 2012 is discussed above under “Use of and Changes in Estimates” and in Note 1 - Description of Business and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules.

Impairment of Goodwill and Other Intangible Assets -   Intangible assets with finite lives are amortized over their useful lives.  Construction contract backlog is amortized on a weighted average basis over the corresponding contract period.  Customer relationships and certain trade names are amortized on a straight-line basis over their estimated useful lives.  Goodwill and intangible assets with indefinite lives are not amortized. We evaluate intangible assets that are not being amortized at the end of each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

We test goodwill and intangible assets with indefinite lives for impairment by applying a fair value test in the fourth quarter of each year and between annual tests if events occur or circumstances change which suggest that the goodwill or intangible assets should be evaluated. Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable.  During the second quarter of 2012, the Company experienced a sustained decrease in its stock price, causing its market capitalization to be substantially less than its carrying value and its implied control premium to increase beyond the implied control premium that was reconciled in its 2011 annual impairment analysis, and beyond the observable market comparable level.  Additionally, deterioration in broader market conditions including stock market volatility, particularly in the construction industry, impacted the weighted average cost of capital rate assumptions used in deriving the fair values of our reporting units, which are primarily based on market inputs.  Finally, several of our reporting units experienced degradation in the timing of projected cash flows used in deriving the fair values of those reporting units in our 2011 annual impairment analysis caused by delays in the timing of awards and start of new work that we anticipated would enter into backlog in the first half of 2012, and a general decrease in profit margins on new work awards that were factored into our forecast assumptions.

In the Building reporting unit, the most significant decrease in estimated new work cash flow was the result of political decisions that negatively impacted the advance of a large project for an existing customer.  In addition, we observed an unfavorable change in the margin mix of new work obtained in the first half of 2012 compared with prior years.  The majority of the new work awards in the first half of 2012 as well as the near term new work prospects were comprised of lower margin private customer work and not the higher margin public works the Building reporting unit completed in the past. The projected cash flows for the Building reporting unit as of June 30, 2012 took into consideration the changes in assumptions on new work awards and unfavorable change in margin mix, consistent with its actual results in the first half of 2012.

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

The first step in the two-step process of the impairment analysis was to determine the fair value of the Company and each of its reporting units and compare the fair value of each reporting unit to its carrying value. If the carrying value of the reporting unit exceeded its fair value, a second step was followed to calculate the goodwill impairment. The second step involved determining the fair value of the individual assets and liabilities of the reporting unit that failed the first step and calculating the implied fair value of goodwill. To determine the fair value of the Company and each of its reporting units, we utilized both an income-based valuation approach as well as a market-based valuation approach.  The income-based valuation approach was based on the cash flows that the reporting unit expected to generate in the future and it required us to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit in a discrete period, as well as determine the weighted-average cost of capital to be used as a discount rate and a terminal value growth rate for the non-discrete period.  The market-based valuation approach to estimate the fair value of our reporting units utilized industry multiples of revenues and operating earnings.  We equally weighted the fair values calculated under the income-based and market-based valuation approaches in arriving at the concluded fair values of our reporting units.

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

Impairment assessment inherently involves management judgments as to the assumptions used for projections and to evaluate the impact of market conditions on those assumptions. The key assumptions that we used to estimate the fair value of our reporting units under the income-based approach are as follows:

•	Weighted average cost of capital used to discount the projected cash flows;

•	Cash flows generated from existing and new work awards; and

•	Projected operating margins.

Weighted average cost of capital rates used to discount the projected cash flows are developed via the capital asset pricing model which is primarily based upon market inputs.  We used discount rates that management felt were an accurate reflection of the risks associated with the forecasted cash flows of our respective reporting units.  Weighted average cost of capital inputs ranged from 15% - 16.5% for our reporting units.  As discussed above, since our 2011 annual impairment analysis, the weighted average cost of capital rates were impacted by broader market conditions including the recent stock market volatility, particularly in the construction industry.

To develop the cash flows generated from new work awards and future operating margins, we tracked prospective work for each of our reporting units primarily on a project-by-project basis as well as the estimated timing of when the work would be bid or prequalified, started and completed.  We also gave consideration to our relationships with the prospective owners, the pool of competitors that are capable of performing large, complex work, changes in business strategy and our history of success in winning new work in each reporting unit.  With regard to operating margins, we gave consideration to our historical reporting unit operating margins in the end markets that the prospective work opportunities were most significant, current market trends in recent new work procurement, and changes in business strategy.

Similar to previous valuations, we noted that small changes to valuation assumptions could have a significant impact on the concluded value; however, we gained comfort over the assumptions selected for valuation through comparison to historical transaction benchmarks, third party industry expectations, and our previous models.

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

In conducting the initial step of its goodwill evaluation, we also evaluated its finite lived tangible and intangible assets due to the degradation in the timing of projected cash flows since our 2011 impairment analysis and changes in the planned use of certain intangible assets.  We compared the fair value of the finite lived tangible and intangible assets to their carrying value and determined that the carrying value of a portion of these assets exceeded their fair value as determined by the income-based valuation approach and by benchmarking against observable market prices.  This income-based valuation approach involved key assumptions similar to those used in the goodwill impairment analysis for our reporting units as discussed above (e.g. projections of future cash flows associated with the Company’s trade name, contractor license, customer relationship and contract backlog intangible assets that were recorded in previous acquisitions).

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

Consistent with our expectations and as a result of the goodwill impairment charge we recognized in the second quarter of 2012 the fair value of the Management Services reporting unit exceeded its carrying value, including goodwill of $44.2 million, by 4.5%, while the fair values of the Building, Civil and Specialty Contractors reporting units exceeded their carrying values by more than 10%.  Since the interim goodwill impairment test as of June 30, 2012, our annual impairment test, performed in the fourth quarter of 2012, did not indicate any further adjustment to goodwill.  Should some of our assumptions not materialize, for example the projected future cash flows for the Management Services reporting unit in connection with anticipated ramp-up of work associated with additional troops moving to Guam, additional impairment of up to $44.2 million may negatively impact future earnings.

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

Fair Value Measurements – Our investment in auction rate securities (“ARS”) is measured at fair value utilizing unobservable (Level 3) inputs.   We have determined the estimated fair values of these securities utilizing an income approach valuation model, with consideration given to market-based valuation inputs such as current market conditions, including repayment status of student loans, credit market risk, market liquidity and macro-economic influences.  In addition, we obtained an independent valuation of some of our auction rate security instruments and considered these valuations in determining the estimated fair values of the auction rate securities in our portfolio.  Our analyses considered, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and estimates of the next time the security is expected to have a successful auction or return to full par value.  See Note 1 - Description of Business and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules for a detailed discussion of the fair market value assessment of our investment in ARS.

At December 31, 2012, the carrying value of our investment in auction rate securities approximated fair value.

The contingent consideration involved in the purchases of several of our recently acquired entities is also measured at fair value utilizing unobservable (Level 3) inputs.  We estimate these fair values utilizing an income approach which is based on the cash flows that the acquired entity is expected to generate in the future. This approach requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multi-year period, as well as determine the weighted-average cost of capital to be used as a discount rate.  See Notes 3 - Fair Value Measurements of Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules for more information on our investment in ARS and contingent consideration.

Share-based Compensation - We have granted restricted stock units and stock options to certain employees and non-employee directors.  We recognize share-based compensation expense net of an estimated forfeiture rate and only recognize compensation expense for those shares expected to vest on a straight-line basis over the requisite service period of the award (which corresponds to the vesting period).  Determining the appropriate fair value model and calculating the fair value of stock option awards requires the input of highly subjective assumptions, including the expected life of the stock option awards and the expected volatility of our stock price over the life of the awards.  We used the Black-Scholes-Merton option pricing model to value our stock option awards, and utilized the historical volatility of our common stock as a reasonable estimate of the future volatility of our common stock over the expected life of the awards.  The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.  As a result, if factors change which require the use of different assumptions, share-based compensation expense could be materially different in the future.  In addition, if the actual forfeiture rate is materially different from our estimate, share-based compensation expense could be significantly different from what has been recorded through December 31, 2012.

Insurance Liabilities – We assume the risk for the amount of the self-insured deductible portion of the losses and liabilities primarily associated with workers' compensation, general liability and automobile liability coverage.  Losses are accrued based upon our estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry.  The estimate of our insurance liability within our self-insured deductible limits includes an estimate of incurred but not reported claims based on data compiled from historical experience.  Actual experience could differ significantly from these estimates and could materially impact our consolidated financial position and results of operations.  We purchase varying levels of insurance from third parties, including excess liability insurance, to cover losses in excess of our self-insured deductible limits.  Currently, our self-insured deductible limit for workers' compensation, general liability and automobile coverage is generally $1.0 million per occurrence, subject to a policy aggregate loss limitation based upon policy exposures.  In addition, on certain projects, we assume the risk for the amount of the self-insured deductible portion of losses and a co-payment amount that arise from any subcontractor defaults.  Our self-insured deductible limit for subcontractor default on projects covered under our program ranges from $0.5 million to $2.0 million per occurrence, with a co-payment of 20% of the next $5.0 million, subject to an annual aggregate ranging from $3.5 million to $4.0 million.

Accounting for Income Taxes – Information relating to our provision for income taxes and the status of our deferred tax assets and liabilities is presented in Note 6 - Income Taxes of the Notes to Consolidated Financial Statements in Part IV. Item 15. Exhibits and Financial Statement Schedules A key assumption in the determination of our book tax provision is the amount of the valuation allowance, if any, required to reduce the related deferred tax assets.  The net deferred tax assets reflect management’s estimate of the amount which will, more likely than not, reduce future taxable income.

Our accounting policy requires us to identify and review potential tax uncertainties for tax positions taken or expected to be taken in a tax return and determine whether the exposure to those uncertainties have a material impact on our results of operations or financial condition as of December 31, 2012.

Defined Benefit Retirement Plan – The status of our defined benefit pension plan obligations, related plan assets and cost is presented in Note 8 - Employee Benefit Plans of the Notes to Consolidated Financial Statements in Part IV. Item 15. Exhibits and Financial Statement Schedules. Plan obligations and annual pension expense are determined by actuaries using a number of key assumptions which include, among other things, the discount rate and the estimated future return on plan assets.  The discount rate of 4.10% used for purposes of computing the 2012 annual pension expense was determined at the beginning of the calendar year based upon an analysis performed by our actuaries which matches the cash flows of our plan’s projected liabilities to bond investments of similar amounts and durations. We plan to change the discount rate used for computing the 2013 annual pension expense to 3.58% based upon a similar analysis by our actuaries.

The estimated return on plan assets is primarily based on historical long-term returns of equity and fixed income markets according to our targeted allocation of plan assets (90% equity, 5% fixed income and 5% cash).  We plan to use a return on asset rate of 6.75% in 2013 based on projected equity performance compared to long-term historical averages.

The plans’ benefit obligations exceeded the fair value of plan assets on December 31, 2012 and 2011 by $39.2 million and $38.6 million, respectively.  Accordingly, we recorded adjustments to our pension liability with an offset to accumulated other comprehensive income (loss), a component of stockholders’ equity.

Effective June 1, 2004, all benefit accruals under our pension plan were frozen; however, the vested benefit was preserved.  Due to the expected increase in amortization of prior years’ investment losses, we anticipate that pension expense will increase from $4.7 million in 2012 to $5.4 million in 2013.  Cash contributions to our defined benefit pension plan are anticipated to be approximately $1.7 million in 2013.  Cash contributions may vary significantly in the future depending upon asset performance and the interest rate environment.

Results of Operations -
2012 Compared to 2011

For the year ended December 31, 2012, we recorded revenues of $4,111.5 million, loss from construction operations of $221.8 million and net loss of $265.4 million as compared to revenues of $3,716.3 million, income from construction operations of $168.4 million and net income of $86.1 million for 2011. Basic and diluted loss per common share for 2012 were $5.59 and $5.59, respectively, as compared to basic and diluted earnings per common share of $1.82 and $1.80, respectively, for 2011.  Excluding the impact of the discrete items discussed above in Non-GAAP Measures, we would have had income from construction operations and net income of $159.8 million and $70.3 million, respectively, and diluted earnings per common share of $1.46 in 2012.

Revenues

The following table summarizes our revenues by business segment.

	Revenues for the
	Year Ended December 31,
(dollars in millions)	2012	2011	$ Change	% Change
Building	$1,467.9	$1,825.5	$(357.6)	(19.6)%
Civil	1,248.3	885.2	363.1	41.0%
Specialty Contractors	1,183.0	802.5	380.5	47.4%
Management Services	212.3	203.1	9.2	4.5%
Total Revenues	$4,111.5	$3,716.3	$395.2	10.6%

Building segment revenues decreased by $357.6 million (or 19.6%) from $1,825.5 million in 2011 to $1,467.9 million in 2012, primarily due to the substantial completion of a large public works project and a large hospitality and gaming project in 2011. These decreases were partially offset by increased activity in certain healthcare facility, office facility, and courthouse projects.

Civil segment revenues increased by $363.1 million (or 41.0%), from $885.2 million in 2011 to $1,248.3 million in 2012, primarily due to the acquisitions of Frontier-Kemper, Lunda and Becho in mid-2011 which contributed approximately $601.9 million to 2012 revenues in the aggregate, an increase of $259.6 million, or 75.8%, from their partial-year contributions of $342.3 million to 2011 revenues. Civil segment revenues also increased due to increased activity in certain tunnel projects on the West Coast and several highway projects on the East Coast that were awarded in 2011.

Specialty Contractors segment revenues increased by $380.5 million (or 47.4%), from $802.5 million in 2011 to $1,183.0 million in 2012, primarily due to the acquisition of FSE, WDF and Nagelbush in mid-2011 which contributed approximately $827.9 million to 2012 revenues in the aggregate, an increase of approximately $367.9 million, or 80.0%, from their partial-year contributions of $460.0 million to 2011 revenues.

Management Services segment revenues increased by $9.2 million (or 4.5%), from $203.1 million in 2011 to $212.3 million in 2012, primarily due to increased activity on several smaller awards in 2012.

Income (Loss) from Construction Operations

The following table summarizes our income (loss) from construction operations by business segment prior to impairment charges.

	Income (Loss) from Construction Operations and Operating Margins before Impairment Charges Year ended December 31,				Change in
	2012		2011		Amount		Margin
(dollars in millions)	Amount	Margin	Amount	Margin	$	%	%
Building	$(4.1)	(0.3)%	$46.3	2.5%	(50.4)	(108.9)%	(2.8)%
Civil	112.6	9.0%	78.6	8.9%	34.0	43.3%	0.1%
Specialty Contractors	79.1	6.7%	65.6	8.2%	13.5	20.6%	(1.5)%
Management Services	12.3	5.8%	22.3	11.0%	(10.0)	(44.8)%	(5.2)%
	199.9	4.9%	212.8	5.7%	(12.9)	(6.1)%	(0.8)%
Corporate	(45.1)	(1.1)%	(44.4)	(1.2)%	(0.7)	(1.6)%	0.1%

Income from construction operations before impairment charges	154.8	3.8%	168.4	4.5%	(13.6)	(8.1)%	(0.7)%

Goodwill and intangible asset impairment:
Building	282.6		-
Civil	65.5		-
Specialty Contractors	11.5		-
Management Services	17.0		-
	376.6		-

(Loss) income from construction operations	$(221.8)		$168.4

The following discussion of income (loss) from construction operations for the years ended December 31, 2012 and 2011 has been prepared on a pre-impairment charge basis in order to better compare normal operating results of each segment between the two fiscal years. Since the impairment charge impacts 2012 only and does not affect revenues, cost of revenues or general and administrative expenses we incur to conduct our day-to-day construction operations, management believes the following discussion, analysis and comparison of  2012 and 2011 operating results is more meaningful.

Building segment income from construction operations on a pre-impairment charge basis decreased by $50.4 million (or 108.9%), from operating income of $46.3 million in 2011 to an operating loss of $4.1 million in 2012, primarily due to the decline in volume discussed above under Revenues, and certain additional costs incurred on an educational facility in 2012. Building segment operating margin declined from 2.5% in 2011 to (0.3)% in 2012 primarily due to the higher margin contribution of a large public works completed in 2011, several favorable cost estimate adjustments realized in the close out stage of certain large hospitality and gaming projects in 2011, sustained general and administrative expenses as we awaited the start-up of several large pending projects, and an unfavorable change in new work margin mix as we have experienced an underlying change in the mix of our backlog from public to the private market.

Civil segment income from construction operations on a pre-impairment charge basis increased by $34.0 million (or 43.3%), from $78.6 million in 2011 to $112.6 million in 2012, primarily due to the contributions from our 2011 acquisitions of approximately $60.0 million, an increase of $30.3 million, or 102.0%, from their partial year contributions of $29.7 million in 2011 as well as the increased volume discussed above under Revenues. This increase was partially offset by the substantial completion and favorable close out of certain large public works projects on the East Coast in 2011.  Civil segment operating margin increased from 8.9% in 2011 to 9.0% in 2012 primarily due to better than expected winter weather conditions and equipment mobilization savings on several highway and bridge projects in the mid-West, increased contributions and activity on a higher margin public works tunnel project on the West Coast offset by a $5.0 million litigation provision relating to an adverse court decision.

Specialty Contractors segment income from construction operations on a pre-impairment charge basis increased by $13.5 million (or 20.6%), from $65.6 million in 2011 to $79.1 million in 2012, primarily due to the acquisitions discussed above, which contributed approximately $71.6 million in income from construction operations in the aggregate, an increase of $13.9 million, or 24.1% from their partial year contributions of $57.7 million in 2011.  Specialty Contractor segment operating margin declined from 8.2% in 2011 to 6.7% in 2012 primarily due to the substantial completion of a large hospitality and gaming project with a high margin contribution in 2011 as well as increased cost estimates related to several smaller electrical projects in 2012.

Management Services segment income from construction operations on a pre-impairment charge basis decreased by $10.0 million (or 44.8%), from $22.3 million in 2011 to $12.3 million in 2012, primarily due to an increased competitive environment in 2012 and the substantial completion and favorable close out of certain projects in Iraq in 2011.  Management Services segment operating margin declined from 11.0% in 2011 to 5.8% in 2012 primarily due to the above mentioned reasons as well as to an unfavorable change in new work margins.

Corporate general and administrative expenses were relatively flat at $45.1 million in 2012 compared to $44.4 million in 2011.

Other Income (Expense), Interest Expense and Provision (Benefit) for Income Taxes

	Year Ended December 31,
(dollars in millions)	2012	2011	$ Change	% Change
Other (Expense) Income, net	$(1.9)	$4.4	$(6.3)	(143.2)%
Interest Expense	44.2	35.8	8.4	23.5%
(Benefit) Provision for Income Taxes	(2.4)	50.9	(53.3)	(104.7)%

Other income (expense), net, decreased by $6.3 million, from income of $4.4 million in 2011 to expense of $1.9 million in 2012, primarily due to a net increase of $0.3 million in certain business acquisition related liabilities in 2012, compared to a net reduction of $7.3 million in certain business acquisition related liabilities in 2011.

Interest expense increased by $8.4 million from $35.8 million in 2011 to $44.2 million in 2012 primarily due to additional borrowings to fund operations and to complete the 2011 acquisitions.

We recognized an income tax benefit of $2.4 million in 2012 as compared to an income tax expense of $50.9 million in 2011 primarily due to the goodwill and intangible impairment charge discussed above.  The effective tax rate decreased from 37.1% in 2011 to 0.9% in 2012 primarily due to the impact of the impairment charge.

Results of Operations -
2011 Compared to 2010

For the year ended December 31, 2011, we recorded revenues of $3,716.3 million, income from construction operations of $168.4 million and net income of $86.1 million as compared to revenues of $3,199.2 million, income from construction operations of $172.3 million and net income of $103.5 million for 2010. Basic and diluted earnings per common share for 2011 were $1.82 and $1.80, respectively, as compared to $2.15 and $2.13, respectively, for 2010. Consistent with our strategy of focusing on higher margin public works projects and expanding our civil and specialty contracting presence, we experienced continued growth in the contributions from both our Civil and Specialty Contractors segments. Our legacy Building and Civil segment operating results primarily reflect the substantial completion of several successful, large public works projects as well as the start-up of several new public works projects in the eastern and western United States. Our Management Services segment continues its focus on obtaining new work with various U.S government agencies, including the U.S. military, both domestically and abroad. Our operating results decreased in 2011 primarily due to the substantial completion of several successful, large public works projects, and increased interest expense associated with our $300 million senior unsecured notes, $200 million term loan and borrowings under our revolving facility, offset by contributions from the recent acquisitions we have closed.

Revenues

The following table summarizes our revenues by segment.

	Revenues for the
	Year Ended December 31,
(dollars in millions)	2011	2010	$ Change	% Change
Building	$1,825.5	$2,223.5	$(398.0)	(17.9)%
Civil	885.2	667.1	218.1	32.7%
Specialty Contractors	802.5	112.9	689.6	*NM
Management Services	203.1	195.7	7.4	3.8%
Total Revenues	$3,716.3	$3,199.2	$517.1	16.2%

*NM – Not Meaningful

Building segment revenues decreased by $398.0 million (or 17.9%) from $2,223.5 million in 2010 to $1,825.5 million in 2011, primarily due to the substantial completion of large hospitality and gaming and public works projects in Las Vegas and Philadelphia. This decrease was offset by the acquisition of Anderson which contributed $339.7 million in 2011.

Civil segment revenues increased by $218.1 million (or 32.7%), from $667.1 million in 2010 to $885.2 million in 2011, primarily due to the recent acquisitions which contributed approximately $342.3 million in revenues in the aggregate, offset by the substantial completion of projects in the metropolitan New York area.

Specialty Contractors segment revenues increased by $689.6 million, from $112.9 million in 2010 to $802.5 million in 2011, primarily due to the recent acquisitions which contributed approximately $767.9 million in revenues in the aggregate.

Management Services segment revenues increased by $7.4 million (or 3.8%), from $195.7 million in 2010 to $203.1 million in 2011, primarily due to the start-up of a task order contract for containerized housing in southern Iraq offset by the substantial completion of U.S. military facilities in Iraq.

Income from Construction Operations

The following table summarizes our income from construction operations by business segment.

	Income (Loss) from
	Construction Operations
	Year Ended December 31,
(dollars in millions)	2011	2010	$ Change	% Change
Building	46.3	89.2	(42.9)	(48.1)%
Civil	78.6	88.1	(9.5)	(10.8)%
Specialty Contractors	65.6	6.3	59.3	*NM
Management Services	22.3	22.2	0.1	0.5%
Corporate	(44.4)	(33.5)	(10.9)	32.5%
Income from Construction Operations	168.4	172.3	(3.9)	(2.3)%

*NM – Not Meaningful

Building segment income from construction operations decreased by $42.9 million (or 48.1%), from $89.2 million in 2010 to $46.3 million in 2011, primarily due to a decline in volume and operating margin caused by the substantial completion of successful large public works projects in Las Vegas and Philadelphia.

Civil segment income from construction operations decreased by $9.5 million (or 10.8%), from $88.1 million in 2010 to $78.6 million in 2011, primarily due to a decline in operating margin caused by the substantial completion and favorable performance on several projects in the metropolitan New York area and the timing of production on other large civil projects currently in backlog. This decrease was partly offset by the recent acquisitions which contributed approximately $27.5 million in income from construction operations (net of intangible assets amortization) in the aggregate.

Specialty Contractors segment income from construction operations increased by $59.3 million, from $6.3 million in 2010 to $65.6 million in 2011, primarily due to the recent acquisitions which contributed approximately $71.9 million in income from construction operations (net of intangible assets amortization) in the aggregate.

Management Services segment income from construction operations increased by $0.1 million (or 0.5%), from $22.2 million in 2010 to $22.3 million in 2011, primarily due to the changes in volume of revenues discussed above.

Corporate G&A expense increased by $10.9 million (or 32.5%) from $33.5 million in 2010 to $44.4 million in 2011 primarily due to a change in our methodology of allocating corporate expenses to our segments, as well as additional acquisition-related expenses incurred in 2011.

Other Income (Expense), Interest Expense and Provision for Income Taxes

	Year Ended December 31,
(dollars in millions)	2011	2010	$ Change	% Change
Other Income (Expense), net	$4.4	$(2.3)	$6.7	*NM
Interest Expense	35.8	10.6	25.2	237.70%
Provision for Income Taxes	50.9	56.0	(5.1)	-9.10%

*NM – Not Meaningful

Other income (expense), net increased by $6.7 million, from expense of $2.3 million in 2010 to income of $4.4 million in 2011, primarily due to the net reduction in certain business acquisition related liabilities of $7.3 million as compared to a $3.3 million net reduction in certain business acquisition related liabilities in 2010.

Interest expense increased by $25.2 million (or 237.7%), from $10.6 million in 2010 to $35.8 million in 2011,  primarily due to interest recorded on our $300 million senior unsecured notes, which were issued in October 2010, our $200 million term loan, and on borrowings under our revolving facility.

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

At December 31, 2012 and 2011, cash held by us and available for general corporate purposes was $70.8 million and $109.2 million, respectively, our proportionate share of cash held by joint ventures and available only for joint venture-related uses was $97.3 million and $95.1 million, respectively, and our restricted cash was $38.7 million and $35.4 million, respectively.

We do not believe that it is likely that we will be called upon to contribute significant additional capital in the event of default by any of our joint venture partners.  We require each partner in the joint ventures in which we participate to accept joint and several responsibility for all obligations of the joint venture. Prior to forming a joint venture, we conduct a thorough analysis of the prospective partner to determine its capabilities, specifically relating to construction expertise, track record for delivering a quality product on time, reputation in the industry, as well as financial strength and available liquidity. We utilize a number of resources to verify a potential joint venture partner’s financial condition, including credit rating reports and financial information contained in its audited financial statements. We specifically review a potential partner’s available liquidity and bonding capacity. In the event we are concerned with the financial viability of a potential partner, we will require substantial cash contributions upon inception of the joint venture to mitigate the risk that we would be required to cover a disproportionate share of the joint venture’s future cash needs.

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

Billing procedures in the construction industry are based on the specific billing terms of a contract.  For example, billings may be based on various measures of performance, such as cubic yards excavated, architect’s estimates of completion, costs incurred on cost-plus type contracts or weighted progress from a cost loaded construction time schedule.  Billings are generally on a monthly basis and are reviewed and approved by the customer prior to submission.  Therefore, once a bill is submitted, we are generally able to collect amounts owed to us in accordance with the payment terms of the contract.  In addition, receivables of a contractor usually include retentions, or amounts that are held back until contracts are completed or until specified contract conditions or guarantees are met.  Retentions are governed by contract provisions and are typically a fixed percentage (for example, 5% or 10%) of each billing.  We generally follow the policy of paying our vendors and subcontractors after we receive payment from our customer.

A summary of cash flows for each of fiscal years 2012, 2011, and 2010 is set forth below:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Cash flows provided (used) by:
Operating activities	$(67.9)	$(31.6)	$25.5
Investing activities	(16.8)	(375.3)	(70.8)
Financing activities	48.5	139.7	168.4
Net (decrease) increase in cash	(36.2)	(267.2)	123.1
Cash at beginning of year	204.2	471.4	348.3
Cash at end of year	$168.0	$204.2	$471.4

During 2012, we used $67.9 million in cash to fund operating activities, primarily due to the timing of collections in the Building segment and cash payments for interest on our outstanding debt and income taxes.  We used $16.8 million in cash from investing activities, primarily due to purchase construction equipment, offset by the proceeds from the sales of several of our auction rate securities and construction equipment. We received $48.5 million in cash from financing activities, primarily due to borrowings under our revolving facility offset by cash used for scheduled debt repayments and business acquisition related payments.

During 2011, we used $31.6 million in cash flow from operating activities.  The operating cash used was primarily due to cash payments made for income taxes and interest, offset by collections on several large projects in our Building, Civil and Management Services segments during 2011.  We used $375.3 million in cash to fund investing activities, primarily for the acquisitions discussed above as well as cash used to purchase construction equipment.  We received $139.7 million in cash from financing activities, primarily due to our $200 million term loan.  Our cash balance decreased by $267.2 million primarily due to the use of cash to fund our acquisition strategy during 2011.

During 2010, we generated $25.5 million in cash from operating activities.  The cash flow from operating activities is primarily due to operating cash flow from our Civil segment which more than offset operating cash uses from our Building segment resulting from the timing of receivable collections on certain large projects, including receivables on the CityCenter project.  We used $70.8 million in cash to fund investing activities, including $30.9 million to fund the acquisition of Superior Gunite; $25.2 million to purchase construction equipment; and $23.6 million for restricted cash to secure insurance-related contingent obligations, such as insurance claim deductibles, in lieu of utilizing letters of credit.  We received $168.4 million from financing activities which primarily reflects proceeds of $297.8 million received in conjunction with our issuance of the senior unsecured notes, net of the debt discount.  Cash flow used for financing activities also includes $47.1 million for the payment of a special dividend on our common stock; $39.4 million for the repurchase of shares of our common stock in accordance with our previously announced share repurchase program; a net reduction in debt of $29.0 million; and $7.9 million for costs primarily associated with our issuance of the senior unsecured notes.

At December 31, 2012, we had working capital of $747.6 million, a ratio of current assets to current liabilities of 1.61 to 1.00, and a ratio of debt to equity of 0.64 to 1.00 as compared to working capital of $556.8 million, a ratio of current assets to current liabilities of 1.40 to 1.00 and a ratio of debt to equity of 0.48 to 1.00 at December 31, 2011.  Our stockholders’ equity decreased to $1.1 billion as of December 31, 2012, compared to $1.4 billion as of December 31, 2011.  The increase in our debt to equity ratio and the decrease in our stockholders’ equity at December 31, 2012 primarily reflect the impact of the $376.6 million goodwill and intangible asset impairment charge ($326.4 million after-tax) recorded in the second quarter of 2012.  At December 31, 2012, we were in compliance with the covenants under our credit agreement.

Long-term Investments

At December 31, 2012, we had investments in auction rate securities (“ARS”) of $46.3 million measured at fair value.  Our investment policy is to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines.  The current overall liquidity concerns in capital markets have affected our ability to liquidate many of our investments in ARS.  As such, we classified our ARS as “available for sale” long-term investments.  Based on our ability to access our cash equivalent investments, and our available revolving credit facility, we do not expect the short-term lack of liquidity of our ARS investments to materially affect our overall liquidity position or our ability to execute our current business plan.  During 2012, we received approximately $16.6 million in proceeds from the sale of certain of our ARS holdings. For a description of our accounting for ARS, see Note 1 – Description of Business and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules.

We hold a variety of interest bearing ARS, the majority of which were rated AA+ at December 31, 2012, that generally represent interests in pools of interest bearing student loans.  These ARS provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals, typically every 7 or 28 days.  In the event that such auctions are unsuccessful, the holder of the securities is not able to access these funds until a future auction of these investments is successful.  An unsuccessful auction results in a lack of liquidity in the securities but does not signify a default by the issuer.  Upon an unsuccessful auction, the interest rates do not reset at a market rate but instead reset based upon a formula contained in the security, which rate is generally higher than the current market rate. During the first quarter of 2008, we made substantial additional investments in ARS. Since mid-February 2008, regularly scheduled auctions for these securities started to fail throughout the market at a significant rate. Since that time, we have been successful in liquidating a significant portion of our investment in ARS at par value.  During 2011, we determined that the carrying value of our investment in ARS was in excess of its fair value and we recorded an impairment charge of $4.8 million which were deemed to be other-than-temporary, thereby resulting in a charge to income.  We did not record any additional impairment charge during the fourth quarter of 2012 since the carrying value of our ARS as of December 31, 2012 approximated fair value.

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

Debt

Debt was $737.1 million at December 31, 2012, an increase of $64.6 million from $672.5 million at December 31, 2011, primarily due to outstanding borrowings of $120.0 million on our revolving line of credit partially offset by principal payments. The remaining balance of our outstanding debt is generally secured by the underlying assets.  Excluding the unsecured senior notes of $298.3 million and our $200 million term loan (which had been paid down to $152.5 million as of December 31, 2012) as discussed below, approximately $140.7 million of the remaining $166.3 million in total debt outstanding at December 31, 2012 carries interest at a fixed rate.

The Company was in compliance with the modified financial covenants of the Amended Credit Agreement for the period ended December 31, 2012.

On August 2, 2012, we entered into an amendment to our Fifth Amended and Restated Credit Agreement entered into on August 3, 2011 as Borrower, with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.  See Amended Credit Agreement below for a detailed discussion of this amendment.  There were no other material changes in our contractual debt obligations as of December 31, 2012.

 7.625% Senior Notes due 2018

On October 20, 2010, we completed a private placement offering of $300 million in aggregate principal amount of its 7.625% senior unsecured notes due November 1, 2018 (the “Senior Notes”).  The Senior Notes were priced at 99.258%, resulting in a yield to maturity of 7.75%.  The Senior Notes were made available in a private offering that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).  The private placement of the Senior Notes resulted in proceeds to us of approximately $293.2 million after a debt discount of $2.2 million and initial debt issuance costs of $4.6 million. The Senior Notes were issued pursuant to an indenture (the “Indenture”), dated as of October 20, 2010 by and among us, our subsidiary guarantors and Wilmington Trust FSB, as trustee (the “Trustee”).

The Senior Notes mature on November 1, 2018, and bear interest at a rate of 7.625% per annum, payable semi-annually in cash in arrears on May 1 and November 1 of each year, beginning on May 1, 2011.  The Senior Notes are our senior unsecured obligations and are guaranteed by substantially all of our existing and future subsidiaries that guarantee obligations under our Amended Credit Agreement.

The terms of the Indenture, among other things, limit our ability and our restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, our capital stock or repurchase our capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets; (v) create liens or use assets as security in other transactions; (vi) merge, consolidate or transfer or dispose of substantially all of our assets; and (vii) engage in certain transactions with affiliates.

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

In April 2011, we filed an amended registration statement with the Securities and Exchange Commission with respect to an offer to exchange the Senior Notes for a new issue of debt securities registered under the Securities Act (the “Exchange Offer”), with terms substantially identical to those of the Senior Notes, (except for provisions relating to the transfer restrictions and payment of additional interest), and to keep the Exchange Offer open for at least 30 business days (the “Registration Statement”).  The Exchange Offer was consummated in June 2011.

Amended Credit Agreement

On August 3, 2011 we entered into a Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., which has been amended by a Joinder Agreement dated October 21, 2011 executed by Becho, Inc.  On August 2, 2012, we entered into a First Amendment (the “First Amendment”) to our Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) entered into on August 3, 2011 as Borrower, with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the “Lender”). The First Amendment modifies the financial covenants under the Credit Agreement beginning with the period ended September 30, 2012 to allow for more favorable minimum net worth, minimum fixed charge and maximum leverage ratios for the Company and also to add new financial covenants including minimum liquidity and consolidated senior leverage ratio covenants. The First Amendment also increases the sublimit for letters of credit from $50 million to $150 million. The obligations under the First Amendment are secured by a lien on all personal property of the Company and its subsidiaries party thereto.

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

The First Amendment also modifies the applicable interest rates for amounts outstanding under the credit facility as well as the quarterly fees per annum for the unused portion of the credit facility.  As of the filing date of this Form 10-K, we are in compliance and expect to continue to be in compliance with the modified financial covenants under the First Amendment.

The Amended Credit Agreement allows us to borrow up to $300 million on a revolving credit basis (the “Revolving Facility”), with a $150 million sublimit for letters of credit, and an additional $200 million term loan (the “Term Loan”).  Subject to certain conditions, we have the option to increase the base facility by up to an additional $50 million. Substantially all of our subsidiaries unconditionally guarantee the obligations of the Company under the Amended Credit Agreement.  The obligations under the Amended Credit Agreement are secured by a lien on all our personal property and our subsidiaries party thereto.  Any outstanding loans under the Revolving Facility mature on August 3, 2016, while the Term Loan includes quarterly installments of principal and interest payable over a five-year period.  The Term Loan balance has been paid down to $152.5 million at December 31, 2012.

We had $120.0 million of outstanding borrowings under the Revolving Facility as of December 31, 2012 and no outstanding borrowings as of December 31, 2011. The Company utilized the Revolving Facility for letters of credit in the amount of $0.2 million and $3.0 million as of December 31, 2012 and 2011, respectively.  Accordingly, at December 31, 2012, the Company had $179.8 million available to borrow under our credit agreement.  We believe that our financial position and credit arrangements are sufficient to support our current backlog and anticipated new work.

The Company was in compliance with the modified financial covenants of the Amended Credit Agreement for the period ended December 31, 2012.

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

Debt Agreements from Recent Acquisitions

In connection with the acquisition of Frontier-Kemper, we assumed approximately $52 million of debt of which approximately $35 million was paid off upon the closing of the transaction.  Substantially all of the debt remaining existed in the form of a promissory note payable from Frontier-Kemper to the former sole shareholder of Frontier-Kemper in the amount of $17.1 million (the “Frontier-Kemper Seller Note”).  Interest under the Frontier-Kemper Seller Note accrues at the rate of 2% per annum with all accrued but unpaid interest payable on September 30, 2011 and December 31, 2011.  Additionally, the Frontier-Kemper Seller Note contains an indemnification provision allowing us to offset balances against the principal due under certain circumstances. This provision resulted in a reduction in the principal due under the Frontier-Kemper Seller Note to $14.1 million, and this amount plus all accrued interest was paid off on December 30, 2011.

In connection with the GreenStar merger, we issued to the interest holder representative, on behalf of certain of GreenStar’s former equity holders, a promissory note in the amount of approximately $74.9 million (the “GreenStar Seller Note”).  Interest under the GreenStar Seller Note accrued at the rate of 8% per annum with all accrued but unpaid interest payable on August 1, September 1 and October 1, 2011.  The GreenStar Seller Note and all accrued interest were paid off on August 3, 2011.

In connection with the acquisition of Lunda, we issued to the former Lunda shareholders promissory notes in an aggregate amount of approximately $21.7 million (the “Lunda Seller Notes”).  Interest under the Lunda Seller Notes accrues at the rate of 5% per annum with all accrued but unpaid interest payable annually.  The Lunda Seller Notes mature on July 1, 2016.  We may prepay all or any portion of the Lunda Seller Notes at any time without premium or penalty.  To the extent that the Company prepays all or any portion of its outstanding Senior Notes, it is also required to repay a pro rata portion (based upon the amount being prepaid under the Senior Notes and the total amount outstanding under the Senior Notes) of the Lunda Seller Notes.  The Lunda Seller Notes are guaranteed by Lunda, which, as a result of the acquisition, is a wholly owned subsidiary of the Company.

Collateralized Loans

During 2011, we entered into several equipment financing arrangements for our existing and our recently acquired equipment fleets as discussed in more detail below.  We attempted to take advantage of the opportunity to fix low interest rates for these fleets which has provided us with additional cash flows available for general corporate purposes.

In September 2011, we entered into two new equipment financing agreements.  We obtained two loans for $12.5 million each, which are collateralized by construction equipment owned by us.  The terms of each of the loans include equal monthly installments inclusive of principal and interest at an interest rate of 2.21% payable over a five-year period.  In August 2011, we entered into a new equipment financing agreement.  We obtained a loan totaling $25.0 million, which is collateralized by construction equipment owned by us.  The terms of the loan include equal monthly installments inclusive of principal and interest at an interest rate of 2.53% payable over a five-year period.  In March 2011, we paid off and subsequently refinanced several of our equipment financing agreements at lower interest rates and also entered into several new equipment financing agreements.  The refinancing resulted in payments totaling $27.4 million which paid off the previous agreements in place.  We obtained loans totaling $59.7 million, which are collateralized by construction equipment owned by us.  The terms of the loans include equal monthly installments inclusive of principal and interest at an interest rate of 3.98% payable over a five-year period, with balloon payments totaling $8.8 million in 2016.

Contractual Obligations

Our outstanding contractual obligations as of December 31, 2012 are summarized in the following table:

	Payments Due by Period
	(In thousands)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Total debt, excluding interest	$737,090	$67,702	$176,337	$190,356	$302,695
Interest payments on debt	185,863	40,742	71,287	50,749	23,085
Operating leases, net	46,812	15,073	21,283	7,639	2,817
Purchase obligations	13,925	6,974	3,291	861	2,799
Acquisition-related liabilities	60,817	28,505	27,725	4,587	-
Unfunded pension liability	39,183	3,918	11,755	11,755	11,755

Total contractual obligations	$1,083,690	$162,914	$311,678	$265,947	$343,151

Stockholders' Equity

Our book value per common share was $24.05 at December 31, 2012, compared to $29.58 at December 31, 2011, and $27.88 at December 31, 2010.  The major factors impacting stockholders’ equity during the three year period were the net income (loss) recorded in all three years; the annual amortization of stock compensation expense; common stock options exercised; the excess income tax benefit attributable to stock-based compensation; the repurchase of our common stock in 2010 in conjunction with our share repurchase program; and the declaration of a special dividend on our common stock in 2010.  Also, we were required to adjust our accrued pension liability by an increase of $1.7 million in 2012, an increase of $14.8 million in 2011, and an increase of $4.9 million in 2010, respectively, and a cumulative increase of $39.5 million in prior years, with the offset to accumulated other comprehensive income (loss) which resulted in an aggregate $60.9 million pretax accumulated other comprehensive loss reduction in stockholders’ equity at December 31, 2012 (see Note 8 – Employee Benefit Plans of the Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules).  Adjustments to the amount of this accrued pension liability will be recorded in future years based upon periodic re-evaluation of the funded status of our pension plans.

Related Party Transactions

We are subject to certain related party transactions with our Chairman and Chief Executive Officer, Ronald N. Tutor, and Raymond R. Oneglia, the Vice Chairman of O&G Industries, Inc., one of our directors.  A more detailed description of these transactions will be set forth in the sections entitled “Certain Relationships and Related Party Transactions” in the definitive proxy statement in connection with our 2013 Annual Meeting of Stockholders (the “Proxy Statement”), which section is incorporated herein by reference.

New Accounting Pronouncements

During the year ended December 31, 2012, we adopted the following accounting pronouncements that were issued by the Financial Accounting Standards Board (“FASB”) in 2011:

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates primarily relates to borrowings under our Amended Credit Agreement, our Term Loan, and our short-term and long-term investment portfolios.  Our Revolving Facility is available for us to borrow, when needed, for general corporate purposes, including working capital requirements and capital expenditures.  Borrowings under our Revolving Facility and outstanding principal on our Term Loan bear interest at the applicable LIBOR or base rate, as defined, and therefore we are subject to fluctuations in interest rates.  We borrowed from our Revolving Facility during a brief period in 2011; however, these borrowings were paid off as of December 31, 2011.  Additionally in August 2011, we entered into the Swap Agreement with Bank of America, N.A. to establish a long-term interest rate for the Term Loan.  The Swap Agreement will become effective for the Term Loan principal balance outstanding at January 31, 2012 and will remain effective through the maturity date of the Term Loan.  Amounts outstanding under the Swap Agreement will bear interest at a rate equal to, the Applicable Rate, as defined in the Amended Credit Agreement (based upon the Company’s consolidated leverage ratio) plus 97.5 basis points. Of our remaining outstanding debt at December 31, 2012 (excluding the Term Loan balance of $152.5 million, the revolving line of credit of $120.0 million and the Senior Notes balance of $298.3 million), totaling $166.3 million, approximately $140.7 million carries interest at a fixed rate.  Accordingly, we do not believe our liquidity or our operations are subject to significant market risk for changes in interest rates.

We hold a variety of interest bearing auction rate securities, the majority of which were rated AA+ at December 31, 2012, that generally represent interests in pools of interest bearing student loans.  These auction rate securities provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals, typically every 7 or 28 days.  In the event that such auctions are unsuccessful, the holder of the securities is not able to access these funds until a future auction of these investments is successful.  An unsuccessful auction results in a lack of liquidity in the securities but does not signify a default by the issuer.  Upon an unsuccessful auction, the interest rates do not reset at a market rate but instead reset based upon a formula contained in the security, which rate is generally higher than the current market rate. Since mid-February 2008, regularly scheduled auctions for these securities started to fail throughout the market at a significant rate.  Since that time, we have been successful in liquidating at par value a significant portion of our investment in auction rate securities.  At December 31, 2012, we had investments in auction rate securities of $46.3 million which are reflected at fair value after cumulative net fair value adjustments of $1.0 million.  These investments are considered to be “available-for-sale” and are classified as long-term investments.  Our investment policy is to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines.  The current overall liquidity concerns in capital markets have affected our ability to liquidate many of our investments in auction rate securities.  Based on our ability to access our cash equivalent investments, and our available Revolving Facility, we do not expect the short-term lack of liquidity to affect our overall liquidity position or our ability to execute our current business plan.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, and Supplementary Schedules are set forth in Item 15 in this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – As required by Rule 13a-15(e) under the Securities Exchange Act of 1934, the Company, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012.    Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our disclosure controls and procedures are designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report On Internal Control Over Financial Reporting - Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Exchange Act Rules 13a–15(f).    In designing and evaluating our system of internal control over financial reporting, we recognize that inherent limitations exist in any control system no matter how well designed and operated, and we can only provide reasonable, not absolute, assurance of achieving the desired control objectives..  In making this assessment, management utilized the criteria issued in Internal Control – Integrated Framework by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on this assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.   In addition, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Deloitte & Touche, LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2012.  The report is included below in this Item 9A under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting - There were no changes in our internal control over financial reporting for the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We have completed the integration of our 2011 acquisitions into our internal control framework that resulted in no further changes in our assessment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tutor Perini Corporation
Sylmar, California

We have audited the internal control over financial reporting of Tutor Perini Corporation and subsidiaries (the "Company") as of  December 31, 2012, based on  criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 22, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche, LLP

Los Angeles, California

February 22, 2013

ITEM 9B.  OTHER INFORMATION

None.
PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of the fiscal year 2012.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of the fiscal year 2012.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of the fiscal year 2012.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of the fiscal year 2012.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of the fiscal year 2012.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

TUTOR PERINI CORPORATION AND SUBSIDIARIES

(a)1.	The following consolidated financial statements and supplementary financial information are filed as part of this Annual Report:
		Pages
	Consolidated Financial Statements of the Registrant

	Consolidated Balance Sheets as of December 31, 2012 and 2011	61 – 62

	Consolidated Statements of Operations for the years ended December 31, 2012, 2011, and 2010	63

	Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2012, 2011 and 2010	64

	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012, 2011, and 2010	65

	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010	66 – 67

	Notes to Consolidated Financial Statements	68 – 131

	Report of Independent Registered Public Accounting Firm	132

(a)2.
All consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or in the Notes thereto.

(a)3.	Exhibits

	The exhibits which are filed with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears on pages 133 to 135.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tutor Perini Corporation
(Registrant)

Dated: February 22, 2013	By: /s/Robert Band
Robert Band
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

• Principal Executive Officer
Ronald N. Tutor	Chairman and Chief Executive Officer	February 22, 2013

By: /s/Ronald N. Tutor
Ronald N. Tutor

• Principal Financial Officer and Principal Accounting Officer
Michael J. Kershaw	Executive Vice President and Chief Financial Officer	February 22, 2013

By: /s/Michael J. Kershaw
Michael J. Kershaw

• Directors

Ronald N. Tutor	)
Marilyn A. Alexander	)
Peter Arkley	)
Robert Band	)
Anthony R. Coscia	) /s/Robert Band
Michael R. Klein	) Robert Band
Martin R. Melone	) Attorney in Fact
Robert L. Miller	)
Raymond R. Oneglia	)
Donald D. Snyder	)
Dickran M. Tevrizian, Jr.	) Dated: February 22, 2013

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	At December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash, including cash equivalents of $23,140 and $19,197	$168,056	$204,240
Restricted cash	38,717	35,437
Accounts receivable, including retainage of $354,269 and $358,511	1,224,613	1,275,031
Costs and estimated earnings in excess of billings	465,002	358,398
Deferred income taxes	10,071	-
Other current assets	75,388	76,928
Total current assets	1,981,847	1,950,034

LONG-TERM INVESTMENTS	46,283	62,311

PROPERTY AND EQUIPMENT, at cost:
Land	41,307	40,813
Buildings and improvements	115,504	104,792
Construction equipment	346,326	325,735
Other equipment	128,511	124,578
	631,648	595,918
Less – Accumulated depreciation	146,553	104,541

Total property and equipment, net	485,095	491,377

GOODWILL	570,646	892,602

INTANGIBLE ASSETS, NET	126,821	197,999

OTHER ASSETS	85,718	18,804

Total assets	$3,296,410	$3,613,127

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
 (in thousands, except share data)

	At December 31,
	2012	2011
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$67,710	$59,959
Accounts payable, including retainage of $137,662 and $151,907	696,473	785,725
Billings in excess of costs and estimated earnings	301,761	384,282
Accrued expenses and other current liabilities	168,326	163,268
Total current liabilities	1,234,270	1,393,234

LONG-TERM DEBT, less current maturities	669,380	612,548

DEFERRED INCOME TAXES	109,900	97,921

OTHER LONG-TERM LIABILITIES	138,996	109,597

Total liabilities	2,152,546	2,213,300

CONTINGENCIES AND COMMITMENTS (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $1 par value:
Authorized – 1,000,000 shares
Issued and Outstanding – none	-	-
Common stock, $1 par value:
Authorized – 75,000,000 shares
Issued and outstanding – 47,556,056 shares and 47,329,275 shares	47,556	47,329
Additional paid-in capital	1,002,603	993,434
Retained earnings	137,279	402,679
Accumulated other comprehensive loss	(43,574)	(43,615)
Total stockholders' equity	1,143,864	1,399,827

Total liabilities and stockholders' equity	$3,296,410	$3,613,127

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2012	2011	2010

Revenues	$4,111,471	$3,716,317	$3,199,210

Cost of operations	3,696,339	3,320,976	2,861,362

Gross profit	415,132	395,341	337,848

General and administrative expenses	260,369	226,965	165,536

Goodwill and intangible asset impairment	376,574	-	-

(LOSS) INCOME FROM CONSTRUCTION OPERATIONS	(221,811)	168,376	172,312

Other (expense) income, net	(1,857)	4,421	(2,280)
Interest expense	(44,174)	(35,750)	(10,564)

(Loss) income before income taxes	(267,842)	137,047	159,468

Benefit (provision) for income taxes	2,442	(50,899)	(55,968)

NET (LOSS) INCOME	$(265,400)	$86,148	$103,500

BASIC (LOSS) EARNINGS PER COMMON SHARE	$(5.59)	$1.82	$2.15

DILUTED (LOSS) EARNINGS PER COMMON SHARE	$(5.59)	$1.80	$2.13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	47,470	47,226	48,111
Effect of dilutive stock options and restricted stock units	-	664	538
DILUTED	47,470	47,890	48,649

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year ended December 31,
	2012	2011	2010

NET (LOSS) INCOME	$(265,400)	$86,148	$103,500

OTHER COMPREHENSIVE INCOME (LOSS)

Change in pension benefit plans assets/liabilities (net of tax benefit of $87, $7,759 and $1,891)	(1,610)	(7,041)	(3,053)
Change in fair value of investments (net of tax of $158, $153 and $0)	238	199	-
Foreign currency translation (net of tax of $226, $0 and $0)	382	(733)	230

Change in fair value of interest rate swap (net of tax benefit of $685)	(974)	-	-
Realized loss on sale of investments recorded in net loss (net of tax of $1,219)	2,005	-	-
Total other comprehensive income (loss)	41	(7,575)	(2,823)

TOTAL COMPREHENSIVE (LOSS) INCOME	$(265,359)	$78,573	$100,677

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total
Balance - December 31, 2009	$48,539	$1,012,983	$260,121	$(33,217)	$1,288,426
Net income	-	-	103,500	-	103,500
Other comprehensive loss				(2,823)	(2,823)
Total comprehensive income					100,677
Common stock purchased under share repurchase program	(2,165)	(37,226)	-	-	(39,391)
Common stock dividend declared ($1.00 per share)	-	-	(47,090)	-	(47,090)
Tax effect of stock-based compensation	-	(2,055)	-	-	(2,055)
Stock-based compensation expense	-	12,752	-	-	12,752
Issuance of common stock, net	716	(1,041)	-	-	(325)
Balance - December 31, 2010	$47,090	$985,413	$316,531	$(36,040)	$1,312,994
Net income	-	-	86,148	-	86,148
Other comprehensive loss				(7,575)	(7,575)
Total comprehensive income					78,573
Tax effect of stock-based compensation	-	(367)	-	-	(367)
Stock-based compensation expense	-	8,818	-	-	8,818
Issuance of common stock, net	239	(430)	-	-	(191)
Balance - December 31, 2011	$47,329	$993,434	$402,679	$(43,615)	$1,399,827
Net loss	-	-	(265,400)	-	(265,400)
Other comprehensive income				41	41
Total comprehensive income					(265,359)
Tax effect of stock-based compensation	-	(195)	-	-	(195)
Stock-based compensation expense	-	9,470	-	-	9,470
Issuance of common stock, net	227	(106)	-	-	121
Balance - December 31, 2012	$47,556	$1,002,603	$137,279	$(43,574)	$1,143,864

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net (loss) income	$(265,400)	$86,148	$103,500

Adjustments to reconcile net (loss) income to net cash from operating activities:
Goodwill and intangible asset impairment	376,574	-	-
Depreciation	40,583	32,193	21,380
Amortization of intangible assets and debt issuance costs	20,874	15,438	9,954
Stock-based compensation expense	9,470	8,818	12,752
Adjustment interest rate swap to fair value	264	-	-
Adjustment of investments to fair value	-	4,750	5,742
Excess income tax benefit from stock-based compensation	-	(18)	(218)
Deferred income taxes	(25,606)	10,854	(3,826)
Loss on sale of investments	2,699	10	312
Gain on bargain purchase	-	(47)	-
Loss (gain) on sale of property and equipment	316	(726)	962
Other non-cash items	148	(601)	(86)
Other long-term liabilities	(5,104)	(13,819)	(5,353)
Cash from changes in other components of working capital:
(Increase) decrease in:
Accounts receivable	50,655	6,657	(22,054)
Costs and estimated earnings in excess of billings	(106,604)	(80,670)	7,144
Other current assets	2,237	6,631	(4,690)
Increase (decrease) in:
Accounts payable	(89,252)	(45,278)	(101,143)
Billings in excess of costs and estimated earnings	(82,521)	(25,310)	11,957
Accrued expenses	2,804	(36,650)	(10,791)
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(67,863)	(31,620)	25,542

Cash Flows from Investing Activities:
Acquisitions, net of cash balance acquired	-	(341,898)	(30,924)
Acquisition of property and equipment	(41,352)	(66,747)	(25,200)
Proceeds from sale of property and equipment	11,759	10,049	1,811
Investment in available-for-sale securities	(535)	-	-
Proceeds from sale of available-for-sale securities	16,553	30,191	7,066
Change in restricted cash	(3,280)	(6,816)	(23,550)
NET CASH USED BY INVESTING ACTIVITIES	(16,855)	(375,221)	(70,797)

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year ended December 31,
	2012	2011	2010
Cash Flows from Financing Activities:
Proceeds from issuance of senior unsecured notes, net of debt discount	-	-	297,774
Proceeds from debt	688,425	701,753	6,803
Repayment of debt	(626,122)	(554,969)	(35,760)
Business acquisition related payments	(11,462)	(1,904)	(6,004)
Purchase of common stock under share repurchase program	-	-	(39,391)
Common stock dividend paid	-	-	(47,090)
Excess income tax benefit from stock-based compensation	-	18	218
Issuance of Common stock and effect of cashless exercise	(308)	(191)	(325)
Debt issuance costs	(1,999)	(5,004)	(7,901)
NET CASH PROVIDED BY FINANCING ACTIVITIES	48,534	139,703	168,324

Net (Decrease) Increase in Cash and Cash Equivalents	(36,184)	(267,138)	123,069

Cash and Cash Equivalents at Beginning of Year	204,240	471,378	348,309

Cash and Cash Equivalents at End of Year	$168,056	$204,240	$471,378

Supplemental Disclosure of Cash Paid For:

Interest	$40,183	$31,379	$6,151

Income taxes	$16,309	$53,055	$48,421

Supplemental Disclosure of Non-Cash Transactions:

Grant date fair value of common stock issued for services	$5,075	$5,608	$19,673

Assets acquired through financing arrangements	$2,050	$1,604	$10,784

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[1] Description of Business and Summary of Significant Accounting Policies

(a)  Nature of Business
Tutor Perini Corporation, formerly known as Perini Corporation, was incorporated in 1918 as a successor to businesses which had been engaged in providing construction services since 1894.  Tutor Perini Corporation and its wholly owned subsidiaries (the “Company”) provide diversified general contracting, construction management and design-build services to private customers and public agencies throughout the world.  The Company’s construction business is conducted through four basic segments or operations: Building, Civil, Specialty Contractors and Management Services.  The Building segment has significant experience providing services to a number of specialized building markets, including the hospitality and gaming, transportation, healthcare, municipal offices, sports and entertainment, educational, correctional facilities, biotech, pharmaceutical and high-tech markets.  The Civil segment specializes in public works construction and the repair, replacement and reconstruction of infrastructure, including highways, bridges, mass transit systems and water and wastewater treatment facilities.   The Specialty Contractors segment specializes in plumbing, HVAC, electrical, mechanical, and pneumatically placed concrete for a full range of civil, building and management services construction projects in the industrial, commercial, hospitality and gaming, and transportation end markets, among others.   The Management Services segment provides diversified construction and design-build services to the U.S. military and federal government agencies, as well as surety companies and multi-national corporations in the United States and overseas.

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

(b)  Basis of Presentation
The accompanying consolidated financial statements have been prepared in compliance with accounting principles accepted in the United States (“U.S. GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification.

Prior to 2012, the Company had presented payments related to the deferred purchase price obligation of previous acquisitions within cash flows used by investing activities in the Consolidated Statement of Cash Flows.  The Company corrected this presentation to appropriately reflect the cash paid to settle the liability recognized at fair value at the conclusion of the measurement period within cash flows used by financing activities, and the remaining cash paid (e.g., changes in fair value of the liability after the conclusion of the measurement period), was reclassified within cash flows used by operating activities.  For the years ended December 31, 2011 and 2010, this correction resulted in a decrease in cash flows provided by operating activities of $1.1 million and $0.7 million, an increase in cash flows provided by investing activities of $3.0 million and $6.7 million, and a decrease in cash flows provided by financing activities of $1.9 million and $6.0 million, respectively, in the Consolidated Statements of Cash Flows. There was no impact on the Company’s Consolidated Statements of Operations or Balance Sheets.

(c)  Principles of Consolidation
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[1] Description of Business and Summary of Significant Accounting Policies (continued)

(d)  Use of and Changes in Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company’s construction business involves making significant estimates and assumptions in the normal course of business relating to its contracts and its joint venture contracts due to, among other things, the one-of-a-kind nature of most of its projects, the long-term duration of its contract cycle and the type of contract utilized. The most significant estimates with regard to these financial statements relate to the estimating of total forecasted construction contract revenues, costs and profits in accordance with accounting for long-term contracts  and estimating potential liabilities in conjunction with certain contingencies, including the outcome of pending or future litigation, arbitration or other dispute resolution proceedings relating to contract claims.  Actual results could differ from these estimates and such differences could be material.

The Company’s estimates of contract revenue and cost are highly detailed.  The Company believes that, based on its experience, its current systems of management and accounting controls allow it to produce materially reliable estimates of total contract revenue and cost during any accounting period.  However, many factors can and do change during a contract performance period which can result in a change to contract profitability from one financial reporting period to another. Some of the factors that can change the estimate of total contract revenue and cost include differing site conditions (to the extent that contract remedies are unavailable), the availability of skilled contract labor, the performance of major material suppliers to deliver on time, the performance of major subcontractors, unusual weather conditions and the accuracy of the original bid estimate.  Because the Company has many contracts in process at any given time, these changes in estimates can offset each other minimizing the impact on overall profitability.  However, large changes in cost estimates on larger, more complex construction projects can have a material impact on the Company’s financial statements and are reflected in results of operations when they become known.

Management focuses on evaluating the performance of contracts individually.  In the ordinary course of business, and at a minimum on a quarterly basis, the Company updates projected total contract revenue, cost and profit or loss for each of its contracts based on changes in facts, such as an approved scope change, and changes in estimates.  Normal, recurring changes in estimates include, but are not limited to: (i) changes in estimated scope as a result of unapproved or unpriced customer change orders; (ii) changes in estimated productivity assumptions based on experience to date; (iii) changes in estimated materials costs based on experience to date; (iv) changes in estimated subcontractor costs based on subcontractor buyout experience; (v) changes in the timing of scheduled work that may impact future costs; (vi) achievement of incentive income; and (vii) changes in estimated recoveries through the settlement of litigation.

During the year ended December 31, 2012, the Company’s results of operations were impacted by a $12.4 million increase in the estimated recovery projected for a large hospitality and gaming project which was primarily driven by changes in cost recovery assumptions.  Excluding the discrete items that impacted the Company’s effective tax rate, this change in estimate resulted in a $12.4 million increase in income from construction operations, a $7.5 million increase in net income and a $0.16 increase in diluted earnings per common share during 2012.

Contracts vary in lengths and larger contracts can span over three to four years. At various stages of a contract’s lifecycle, different types of changes in estimates are more typical. Generally during the early ramp up stage, cost estimates relating to purchases of materials and subcontractors are frequently subject to revisions.  As a contract moves into the most productive phase of execution, change orders, project cost estimate revisions and claims are frequently the sources for changes in estimates.  During the contract’s final phase, remaining estimated costs to complete or provisions for claims will be closed out and adjusted based on actual costs incurred. The impact on operating margin in a reporting period and future periods from a change in estimate will depend on the stage of contract completion.  Generally, if the contract is at an early stage of completion, the current period impact is smaller than if the same change in estimate is made to the contract at a later stage of completion.  Likewise, if the company’s overall project portfolio was to be at a later stage of completion during the reporting period, the overall gross margin could be subject to greater variability from changes in estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[1] Description of Business and Summary of Significant Accounting Policies (continued)

When recording revenue on contracts relating to unapproved change orders and claims, the Company includes in revenue an amount less than or equal to the amount of costs incurred by it to date for contract price adjustments that it seeks to collect from customers for delays, errors in specifications or designs, change orders in dispute or unapproved as to scope or price, or other unanticipated additional costs, in each case when recovery of the costs is considered probable.  The amount of unapproved change orders and claim revenues is included in Consolidated Balance Sheets as part of costs and estimated earnings in excess of billings.  When determining the likelihood of eventual recovery, the Company considers such factors as evaluation of entitlement, settlements reached to date and our experience with the customer.  The settlement of these issues may take years depending upon whether the item can be resolved directly with the customer or involves litigation or arbitration.  When new facts become known, an adjustment to the estimated recovery is made and reflected in the current period results.

(e)  Method of Accounting for Contracts
Revenues and profits from the Company’s contracts and construction joint venture contracts are recognized by applying percentages of completion for the period to the total estimated revenues for the respective contracts.  Percentage of completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts.  However, on construction management contracts, profit is generally recognized in accordance with the contract terms, usually on the as-billed method, which is generally consistent with the level of effort incurred over the contract period.  When the estimate on a contract indicates a loss, the Company's policy is to record the entire loss during the accounting period in which it is estimable.  In the ordinary course of business, at a minimum on a quarterly basis, the Company updates estimates projected total contract revenue, cost and profit or loss for each contract based on changes in facts, such as an approved scope change, and changes in estimates.  The cumulative effect of revisions in estimates of the total forecasted revenue and costs, including unapproved change orders and claims, during the course of the work is reflected in the accounting period in which the facts that caused the revision become known.  The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract. Amounts up to the costs incurred which are attributable to unapproved change orders and claims are included in the total estimated revenue when realization is probable.  Profit from unapproved change orders and claims is recorded in the period such amounts are resolved.

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

For unapproved change orders or claims that cannot be resolved in accordance with the normal change order process as defined in the contract, the Company employs other dispute resolution methods, including mediation, binding and non-binding arbitration, or litigation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[1] Description of Business and Summary of Significant Accounting Policies (continued)

Costs and estimated earnings in excess of billings related to the Company’s contracts and joint venture contracts consisted of the following:

	At December 31,
	2012	2011
	(in thousands)
Unbilled costs and profits incurred to date*	$157,119	$107,645
Unapproved change orders	141,596	136,704
Claims	166,287	114,049
	$465,002	$358,398

*	Represents the excess of contract costs and profits recognized to date on the percentage of completion accounting method over the amount of contract billings to date on certain contracts.

Of the balance of “Unapproved change orders” and “Claims” included above in costs and estimated earnings in excess of billings at December 31, 2012 and December 31, 2011, approximately $62.0 million and $85.2 million, respectively, are amounts subject to pending litigation or dispute resolution proceedings as described in Note 9 – Contingencies and Commitments.  These amounts are management’s estimate of the probable cost recovery from the disputed claims considering such factors as evaluation of entitlement, settlements reached to date and experience with the customer.  In the event that future facts and circumstances, including the resolution of disputed claims, cause a reduction in the aggregate amount of the estimated probable cost recovery from the disputed claims, the amount of such reduction will be recorded against earnings in the relevant future period.

The prerequisite for billing “Unbilled costs and profits incurred to date” is provided in the defined billing terms of each of the applicable contracts.  The prerequisite for billing “Unapproved change orders” or “Claims” is the final resolution and agreement between the parties.  The amount of costs and estimated earnings in excess of billings at December 31, 2012 estimated by management to be collected beyond one year is approximately $181.3 million.

(f)  Property and Equipment
Land, buildings and improvements, construction and computer-related equipment and other equipment are recorded at cost.  Major renewals and betterments are capitalized and maintenance and repairs are charged to operations as incurred.  Depreciation is primarily calculated using the straight-line method for all classifications of depreciable property.  Construction equipment is depreciated over estimated useful lives ranging from five to twenty years after an allowance for salvage.  The remaining depreciable property is depreciated over estimated useful lives ranging from three to forty years after an allowance for salvage.

(g)  Long-Lived Assets
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

(h)  Goodwill and Intangible Assets
Intangible assets with finite lives are amortized over their useful lives.  Construction contract backlog is amortized on a weighted average basis over the corresponding contract period.  Customer relationships and certain trade names are amortized on a straight-line basis over their estimated useful lives.  Goodwill and intangible assets with indefinite lives are not amortized. The Company evaluates intangible assets that are not being amortized at the end of each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[1] Description of Business and Summary of Significant Accounting Policies (continued)

The Company tests goodwill and intangible assets with indefinite lives for impairment by applying a fair value test in the fourth quarter of each year and between annual tests if events occur or circumstances change which suggest that the goodwill or intangible assets should be evaluated. Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable.  The first step in the two-step process of the impairment analysis is to determine the fair value of the Company and each of its reporting units and compare the fair value of each reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, a second step must be followed to calculate the goodwill impairment. The second step involves determining the fair value of the individual assets and liabilities of the reporting unit that failed the first step and calculating the implied fair value of goodwill. To determine the fair value of the Company and each of its reporting units, the Company utilizes both an income-based valuation approach as well as a market-based valuation approach.  The income-based valuation approach is based on the cash flows that the reporting unit expects to generate in the future and it requires the Company to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit in a discrete period, as well as determine the weighted-average cost of capital to be used as a discount rate and a terminal value growth rate for the non-discrete period.  The market-based valuation approach to estimate the fair value of the Company’s reporting units utilizes industry multiples of revenues and operating earnings.  The Company equally weights the fair values calculated under the income-based and market-based valuation approaches in arriving at the concluded fair values of its reporting units.

As part of the valuation process, the aggregate fair value of the Company is compared to its market capitalization at the valuation date in order to determine an implied control premium.  In evaluating whether the Company’s implied control premium is reasonable, the Company considers a number of factors including the following factors of greatest significance.

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

•
Impact of low public float and limited trading activity:  A significant portion of the Company’s common stock is owned by the Company’s Chairman and CEO.  As a result, the public float of the Company’s common stock, calculated as the percentage of shares of common stock freely traded by public investors divided by the Company’s total shares outstanding, is significantly lower than that of its publicly traded peers.  This circumstance does not impact the fair value of the Company, however based on its evaluation of third party market data, the Company believes it does lead to an inherent marketability discount impacting its stock price.

Impairment assessment inherently involves management judgments as to the assumptions used for projections and to evaluate the impact of market conditions on those assumptions. The key assumptions that the Company uses to estimate the fair value of its reporting units under the income-based approach are as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[1] Description of Business and Summary of Significant Accounting Policies (continued)

To develop the cash flows generated from new work awards and future operating margins, the Company primarily tracks prospective work for each of its reporting units on a project-by-project basis as well as the estimated timing of when the work would be bid or prequalified, started and completed.  The Company also gives consideration to its relationships with the prospective owners, the pool of competitors that are capable of performing large, complex work, changes in business strategy and the Company’s history of success in winning new work in each reporting unit.  With regard to operating margins, the Company gives consideration to its historical reporting unit operating margins in the end markets that the prospective work opportunities are most significant, current market trends in recent new work procurement, and changes in business strategy.

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

Changes in the Company’s assumptions or estimates could materially affect the determination of the fair value of a reporting unit.  Such changes in assumptions could be caused by:

•	Terminations, suspensions, reductions in scope or delays in the start-up of the revenues and cash flows from backlog as well as the prospective work the Company tracks:

•	Reductions in available government, state and local agencies and non-residential private industry funding and spending;

•	The Company’s ability to effectively compete for new work and maintain and grow market penetration in the regions that the Company operates in;

•	The Company’s ability to successfully control costs, work schedule, and project delivery; or

•	Broader market conditions, including stock market volatility in the construction industry and its impact on the weighted average cost of capital assumption.

On a quarterly basis the Company considers whether events or changes in circumstances indicate that assets, including goodwill and intangible assets not subject to amortization might be impaired.  In conjunction with this analysis, the Company evaluates whether its current market capitalization is less than its stockholders’ equity and specifically considers (1) changes in macroeconomic conditions, (2) changes in general economic conditions in the construction industry including any declines in market-dependent multiples, (3) cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows analyses, (4) a reconciliation of the implied control premium to a current market control premium, (5) target price assessments by third party analysts and (6) the impact of current market conditions on its forecast of future cash flows including consideration of specific projects in backlog, pending awards, or large prospect opportunities. The Company also evaluates its most recent assessment of the fair value for each of its reporting units, considering whether its current forecast of future cash flows is in line with those used in its annual impairment assessment and whether there are any significant changes in trends or any other material assumptions used.

The Company has concluded that, as of December 31, 2012, there were no adjustments required to be made to the impairment charges recorded in the second quarter of 2012.  See Note 4 – Goodwill and Other Intangible Assets for additional discussion about the interim goodwill and indefinite lived intangible asset impairment test as of June 30, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[1] Description of Business and Summary of Significant Accounting Policies (continued)

(i)  Income Taxes
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

(j) Earnings (Loss) Per Common Share
Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted earnings (loss) per common share is similarly computed after giving consideration to the dilutive effect of outstanding stock option shares and outstanding restricted stock units on the weighted average number of common shares outstanding.

The computation of diluted earnings (loss) per common share excludes 1,315,465 stock option shares and 1,291,665 restricted stock units during 2012,  880,000 stock option shares during 2011, and 435,000 stock option shares during 2010 because these shares would have an antidilutive effect.

(k)  Cash and Cash Equivalents and Restricted Cash

Cash equivalents include short-term, highly liquid investments with original maturities of three months or less when acquired.

Cash and cash equivalents, as reported in the accompanying Consolidated Balance Sheets, consist of amounts held by the Company that are available for general corporate purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses, including future distributions to joint venture partners.    Restricted cash is primarily held to secure insurance-related contingent obligations, such as insurance claim deductibles, in lieu of letters of credit.

Cash and cash equivalents and restricted cash consisted of the following:

	At December 31,
	2012	2011
	(in thousands)

Corporate cash and cash equivalents (available for general corporate purposes)	$70,780	$109,180

Company's share of joint venture cash and cash equivalents (available only for joint venture purposes, including future distributions)	97,276	95,060
	$168,056	$204,240
Restricted Cash	$38,717	$35,437

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[1] Description of Business and Summary of Significant Accounting Policies (continued)

(l)  Long-term Investments
The Company’s investment in auction rate securities (“ARS”) is classified as available-for-sale securities based on the Company’s intentions. ARS are recorded at cost with unrealized gains and temporary unrealized losses recorded in accumulated other comprehensive income (loss), net of applicable taxes. Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss) to other income, net.  Unrealized losses that are other than temporary and due to a decline in expected cash flows are charged against income.

The Company performs a fair market value assessment of its ARS on a quarterly basis.  To estimate fair value, the Company utilizes an income approach valuation model, with consideration given to market-based valuation inputs.  The model considers, among other items, the following inputs: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions (discount rates range from 3% to 7% for investment grade securities); (iii) consideration of the probabilities of default or repurchase at par for each period (term periods range from 6 to 8 years); (iv) prices from recent comparable transactions; and (v) other third party pricing information.

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

(m)  Stock-Based Compensation
The Company’s long-term incentive plan allows it to grant stock-based compensation awards in a variety of forms including restricted stock and stock options.  The terms and conditions of the awards granted are established by the Compensation Committee of the Company’s Board of Directors.

Restricted stock awards and stock option awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets. For stock awards that vest subject to the satisfaction of service requirements, compensation expense is measured based on the fair value of the award on the date of grant and is recognized as expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For stock awards which have a performance component, compensation cost is measured based on the fair value on the grant date (the date performance targets are established) and is recognized on a straight-line basis (net of estimated forfeitures) over the applicable requisite service period as achievement of the performance objective becomes probable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[1] Description of Business and Summary of Significant Accounting Policies (continued)

(n) Insurance Liabilities
The Company typically utilizes third party insurance coverage subject to varying deductible or self-insurance levels with aggregate caps on losses retained.  The Company assumes the risk for the amount of the self-insured deductible portion of the losses and liabilities primarily associated with workers' compensation and general liability coverage.  In addition, on certain projects, the Company assumes the risk for the amount of the self-insured deductible portion of losses that arise from any subcontractor defaults.  Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry.  The estimate of insurance liability within the self-insured deductible limits includes an estimate of incurred but not reported claims based on data compiled from historical experience.

(o)  Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents approximates fair value due to the short-term nature of these items.  The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retentions, which may be settled beyond one year, are estimated to approximate fair values.  See Note 3 – Fair Value Measurements for disclosure of the fair value of investments, long-term debt and contingent consideration associated with our acquisitions in 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[1] Description of Business and Summary of Significant Accounting Policies (continued)

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

[2] Mergers and Acquisitions

(a) Information regarding acquisitions that are material in the aggregate

On January 3, 2011, the Company completed the acquisition of Fisk Electric Company (“Fisk”), a privately held electrical construction company based in Houston, Texas, to expand the Company’s nationwide electrical construction capabilities. On April 1, 2011, the Company completed the acquisition of Anderson Companies (“Anderson”), the privately held parent company of Roy Anderson Corporation, Harrell Contracting Group, LLC and Brice Building Company, LLC, to strengthen the Company’s position in the southeastern United States.  On June 1, 2011, the Company completed the acquisition of Frontier-Kemper Constructors, Inc. (“Frontier-Kemper”), a privately held Indiana-based corporation, to bolster the Company’s tunneling business in the United States and expand the Company’s geographic reach into Canada.  On August 18, 2011, the Company completed the acquisition of Becho, Inc. (“Becho”), a privately held Utah-based corporation, to bolster the Company’s drilling capabilities in the southwestern United States.

The transactions were accounted for using the acquisition method of accounting.  During the twelve months ended December 31, 2012, the Company did not materially revise any of the assumptions, estimates or amounts used to complete its purchase price accounting as of December 31, 2011.

The following unaudited pro forma summary financial information presents the operating results of the combined Company for the twelve months ended December 31, 2011 and 2010 assuming that the acquisitions occurred on January 1, 2010. This unaudited pro forma summary financial information is presented for informational purposes only and is not indicative either of the operating results that actually would have occurred had the acquisitions been completed on January 1, 2010, or of future results.

Pro Forma (unaudited)	Year ended December 31,
	2011	2010
(in thousands, except per share data)
Revenues	$3,894,867	$3,898,519
Income from Construction Operations	$178,631	$197,014
Net Income	$88,123	$109,598

Basic earnings per common share	$1.87	$2.28
Diluted earnings per common share	$1.84	$2.25

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
For the Years Ended December 31, 2012, 2011 and 2010

[2] Mergers and Acquisitions (continued)

(b) Merger with GreenStar Services Corporation

On July 1, 2011, the Company acquired GreenStar Services Corporation (“GreenStar”) via a merger of GreenStar into a wholly-owned subsidiary of the Company to expand the Company’s presence in the northeastern markets. GreenStar, one of the nation’s largest specialty contractors, is primarily comprised of the following operating entities: Five Star Electric Corporation and WDF, Inc., which are located in New York, and Nagelbush Mechanical, Inc., which is located in Florida.

The transaction was accounted for using the acquisition method of accounting.  During the twelve months ended December 31, 2012, the Company did not materially revise any of the assumptions, estimates or amounts used to complete its purchase price accounting as of December 31, 2011.

The following unaudited pro forma summary financial information presents the operating results of the combined Company for the twelve months ended December 31, 2011 and 2010 assuming that the merger occurred on January 1, 2010. This unaudited pro forma summary financial information is presented for informational purposes only and is not indicative either of the operating results that actually would have occurred had the merger been completed on January 1, 2010, or of future results.

Pro Forma (unaudited)	Year ended December 31,
	2011	2010
(in thousands, except per share data)
Revenues	$4,068,804	$3,778,958
Income from Construction Operations	$207,579	$180,863
Net Income	$108,712	$105,074

Basic earnings per common share	$2.30	$2.18
Diluted earnings per common share	$2.27	$2.16

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

 (c) Acquisition of Lunda Construction Company

On July 1, 2011, the Company completed the acquisition of Lunda Construction Company (“Lunda”) to expand the Company’s civil business into the Midwestern United States. Lunda is a heavy civil contractor engaged in the construction, rehabilitation and maintenance of bridges, railroads, and other civil structures in the Midwest and throughout the United States.

The transaction was accounted for using the acquisition method of accounting.  During the twelve months ended December 31, 2012, the Company did not materially revise any of the assumptions, estimates or amounts used to complete its purchase price accounting as of December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010
[2] Mergers and Acquisitions (continued)

The following unaudited pro forma summary financial information presents the operating results of the combined Company for the twelve months ended December 31, 2011 and 2010 assuming that the acquisition occurred on January 1, 2010. This unaudited pro forma summary financial information is presented for informational purposes only and is not indicative either of the operating results that actually would have occurred had the acquisitions been completed on January 1, 2010, or of future results.

Pro Forma (unaudited)	Year ended December 31,
	2011	2010
(in thousands, except per share data)
Revenues	$3,872,694	$3,558,317
Income from Construction Operations	$191,565	$246,396
Net Income	$98,270	$146,708

Basic earnings per common share	$2.08	$3.05
Diluted earnings per common share	$2.05	$3.02

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
For the Years Ended December 31, 2012, 2011 and 2010

[3] Fair Value Measurements

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

The carrying amount of cash and cash equivalents approximates fair value due to the short-term nature of these items. The carrying values of receivables, payables, other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, are estimated to approximate fair value.  Of the Company’s long-term debt, the fair values of the fixed rate senior unsecured notes as of December 31, 2012 and 2011 were $309.8 million and $280.5 million, respectively, compared to the carrying values of $298.3 million and $298.0 million, respectively.  The fair value of the senior unsecured notes was estimated using Level 1 inputs based on market quotations including broker quotes or interest rates for the same or similar financial instruments at December 31, 2012 and 2011.  For other fixed rate debt, fair value is determined using Level 3 inputs based on discounted cash flows for the debt at the Company’s current incremental borrowing rate for similar types of debt. The estimated fair values of other fixed rate debt at December 31, 2012 and 2011 were $145.4 million and $167.7 million, respectively, compared to the carrying amounts of $140.7 million and $162.3 million, respectively. The fair value of variable rate debt, which includes the Term Loan, approximated its carrying value of $298.1 million and $212.2 million at December 31, 2012 and 2011, respectively.  See Note 5 – Financial Commitments for a discussion of the Term Loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[3] Fair Value Measurements (continued)

The following is a summary of financial statement items carried at estimated fair value measured on a recurring basis as of the dates presented:

At December 31, 2012		Fair Value Measurements Using
			Significant
		Quoted prices	other	Significant
	Total	in active	observable	unobservable
	Carrying	markets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Cash and cash equivalents (1)	$168,056	$168,056	$-	$-
Restricted cash (1)	38,717	38,717	-	-
Short-term investments (2)	2,679	-	2,679	-
Investments in lieu of retainage (3)	21,934	10,553	11,381	-
Long-term investments - auction rate securities (4)	46,283	-	-	46,283
Total	$277,669	$217,326	$14,060	$46,283

Liabilities:
Interest rate swap contract (5)	$1,923	$-	$1,923	$-
Contingent consideration (6)	42,624	-	-	42,624
Total	$44,547	$-	$1,923	$42,624

At December 31, 2011		Fair Value Measurements Using
			Significant
		Quoted prices	other	Significant
	Total	in active	observable	unobservable
	Carrying	markets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Cash and cash equivalents (1)	$204,240	$204,240	$-	$-
Restricted cash (1)	35,437	35,437	-	-
Short-term investments (2)	3,465	1,026	2,439	-
Investments in lieu of retainage (3)	12,488	-	12,488	-
Long-term investments - auction rate securities (4)	62,311	-	-	62,311
Total	$317,941	$240,703	$14,927	$62,311

Liabilities:
Interest rate swap contract (5)	$-	$-	$-	$-
Contingent consideration (6)	51,555	-	-	51,555
Total	$51,555	$-	$-	$51,555

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[3] Fair Value Measurements (continued)

(1)
Cash, cash equivalents and restricted cash primarily consist of money market funds with original maturity dates of three months or less, for which fair value is determined through quoted market prices.

(2)
Short-term investments are classified as other current assets and are comprised of municipal bonds. The majority of the municipal bonds are rated Aa2 or better.  The fair values of the municipal bonds are obtained from readily-available pricing sources for comparable instruments, and as such, the Company has classified these assets as Level 2.

(3)
Investments in lieu of retainage are classified as accounts receivable, including retainage and are comprised of money market funds, U.S. Treasury Notes and other municipal bonds, the majority of which are rated Aa3 or better.  The fair values of the U.S. Treasury Notes and municipal bonds are obtained from readily-available pricing sources for comparable instruments, and as such, the Company has classified these assets as Level 2.

(4)
At December 31, 2012 and 2011 the Company had $46.3 million and $62.3 million, respectively, invested in auction rate securities (“ARS”) which the Company considers as available-for-sale long-term investments.  The long-term investments ARS held by the Company at December 31, 2012 and 2011 are in securities collateralized by student loan portfolios.  At December 31, 2012 and 2011, most of the Company’s ARS were rated AA+ and AAA, respectively.   The Company estimated the fair value of its ARS utilizing an income approach valuation model which considered, among other items, the following inputs: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions (discount rates range from 3% to 7%); (iii) consideration of the probabilities of default or repurchase at par for each period (term periods range from 6 to 8 years); (iv) prices from recent comparable transactions; and (v) other third party pricing information without adjustment.

(5)
As discussed in Note 5 – Financial Commitments, the Company entered into a swap agreement with Bank of America, N.A. to establish a long-term interest rate for its $200 million five-year term loan.  The swap agreement became effective for the term loan principal balance outstanding at January 31, 2012 and will remain effective through the maturity date of the term loan.  The Company values the interest rate swap liability utilizing a discounted cash flow model that takes into consideration forward interest rates observable in the market and the counterparty’s credit risk.  This liability is classified as a component of other long-term liabilities.

(6)
The liabilities listed as of December 31, 2012 and 2011 above represent the contingent consideration for the Company’s acquisitions in 2011 for which the measurement period for purchase price analysis has concluded.

The Company did not have any transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the years ended December 31, 2012 and 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[3] Fair Value Measurements (continued)

The following is a summary of changes in Level 3 assets measured at fair value on a recurring basis during 2012 and 2011:

Auction Rate
Securities
(in thousands)
Balance at December 31, 2011	$62,311
Purchases	-
Settlements	(16,553)
Realized loss included in other income (expense), net	(2,699)
Reversal of pre-tax impairment charges included in accumulated other comprehensive income (loss)	3,224
Balance at December 31, 2012	$46,283

Auction Rate
Securities
(in thousands)
Balance at December 31, 2010	$88,129
Purchases	-
Settlements	(21,200)
Impairment charge included in other income (expense), net	(4,750)
Reversal of pre-tax impairment charges included in accumulated other comprehensive income (loss)	132
Balance at December 31, 2011	$62,311

At December 31, 2012 and 2011, the Company had $46.3 million and $62.3 million, respectively, invested in ARS classified as available-for-sale.   All of the ARS as of December 31, 2012, and the majority held at December 31, 2011 totaling $54.3 million, are securities collateralized by student loan portfolios guaranteed by the United States government.  Additional amounts totaling $8.0 million at December 31, 2011 were invested in securities collateralized by student loan portfolios which are privately insured.  At December 31, 2012 and 2011, most of the Company’s ARS were rated AA+ and AAA, respectively.   The Company has classified its ARS investment as long-term as the Company believes the market for government-backed student loans may take in excess of twelve months to recover.

During the twelve months ended December 31, 2012, the Company sold one ARS at auction for its full par value and two ARS in a secondary market. The settlement of the three securities resulted in a realized loss included in other income (expense), net of $2.7 million.  During the twelve months ended December 31, 2011, two of the Company’s ARS were redeemed at full par value.  The redemption of the two securities resulted in a pre-tax gain of $0.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[3] Fair Value Measurements (continued)

The following is a summary of changes in Level 3 liabilities measured at fair value on a recurring basis during 2012 and 2011:

Contingent
Consideration
(in thousands)
Balance at December 31, 2011	$51,555
Fair value measured at conclusion of purchase price analysis measurement period	3,344
Fair value adjustments included in other income (expense), net	654
Contingent consideration settled	(12,929)
Balance at December 31, 2012	$42,624

Contingent
Consideration
(in thousands)
Balance at December 31, 2010	$-
Fair value measured prior to conclusion of purchase price analysis measurement period	57,687
Fair value adjustments included in other income (expense), net	(6,132)
Balance at December 31, 2011	$51,555

The liabilities listed above represent the contingent consideration for the acquisitions discussed in Note 2 – Mergers and Acquisitions for which the measurement periods for purchase price analyses for all the acquisitions have concluded.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[4] Goodwill and Other Intangible Assets

The following table presents the changes in the carrying amount of goodwill allocated to the Company’s reporting units for the periods presented:

			Specialty	Management
(in thousands)	Building	Civil	Contractors	Services	Total

Gross Goodwill Balance	$402,926	$319,254	$-	$66,638	$788,818
Accumulated Impairment	(146,847)	-	-	(20,051)	(166,898)
Balance at December 31, 2010	256,079	319,254	-	46,587	621,920
Goodwill recorded in connection with the acquisition of Fisk, Anderson,Lunda, GreenStar and Becho	140,907	129,775	-	-	270,682
Reallocation based on relative fair value (1)	(123,566)	(18,267)	141,833	-	-
Balance at December 31, 2011	273,420	430,762	141,833	46,587	892,602
Acquisition related adjustments	-	(869)	-	-	(869)
Impairment charge	(262,918)	(55,740)	-	(2,429)	(321,087)
Balance at December 31, 2012	$10,502	$374,153	$141,833	$44,158	$570,646

(1) During the third quarter of 2011, the Company completed a reorganization which resulted in the formation of the Specialty Contractors reporting unit and reportable segment.  The Specialty Contractors reporting unit consists of the following subsidiary companies: WDF, FSE, Nagelbush, Fisk, Desert Mechanical, Inc. (“DMI”) (all previously included in the Building reporting unit), and Superior Gunite (previously included in the Civil reporting unit).  The reorganization enabled the Company to focus on vertical integration through increased self-performed work capabilities, while maintaining the specialty contractors business with third parties, and strengthened the Company’s position as a full-service contractor with greater control over scheduled delivery and risk management.  The Company reallocated goodwill between its reorganized reporting units based on a relative fair value assessment in accordance with the guidance on segment reporting.

The net change in the carrying amount of goodwill for the year ended December 31, 2012 was primarily due to a goodwill impairment charge of $321.1 million recorded in the second quarter of 2012.  See “Goodwill Impairment” below.  Since the interim goodwill impairment test as of June 30, 2012, the Company’s annual impairment test, performed in the fourth quarter of 2012, did not indicate any further adjustment to goodwill.  No events or circumstances have occurred since June 30, 2012 that would indicate any additional impairment adjustment of goodwill.  At December 31, 2012, the fair value of the Management Services reporting unit exceeded its carrying value by 4.5%, while the fair values of the Building, Civil and Specialty Contractors reporting units exceeded their carrying values by more than 10%.

Goodwill Impairment

During the second quarter of 2012, the Company experienced a sustained decrease in its stock price, causing its market capitalization to be substantially less than its carrying value and its implied control premium to increase beyond the implied control premium that was reconciled in its 2011 annual impairment analysis, and beyond the observable market comparable level.  Additionally, deterioration in broader market conditions including stock market volatility, particularly in the construction industry, impacted the weighted average cost of capital rate assumptions used in deriving the fair values of the Company’s reporting units, which are primarily based on market inputs.  Finally, several of the Company’s reporting units experienced degradation in the timing of projected cash flows used in deriving the fair values of those reporting units in its 2011 annual impairment analysis caused by delays in the timing of awards and start of new work that the Company anticipated would enter into backlog in the first half of 2012, and a general decrease in profit margins on new work awards that were factored into the Company’s forecast assumptions.

In the Building reporting unit, the most significant decrease in estimated new work cash flow was the result of political decisions that negatively impacted the advance of a large project for an existing customer.  In addition, the Company observed an unfavorable change in the margin mix of new work obtained in the first half of 2012 compared with prior years.  The majority of the new work awards in the first half of 2012 as well as the near term new work prospects were comprised of lower margin private customer work and not the higher margin public works the Building reporting unit completed in the past. The projected cash flows for the Building reporting unit as of June 30, 2012 took into consideration the changes in assumptions on new work awards and unfavorable change in margin mix, consistent with its actual results in the first half of 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[4] Goodwill and Other Intangible Assets (continued)

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

As part of the valuation process, the aggregate fair value of the Company was compared to its market capitalization at the valuation date in order to determine the implied control premium.  The implied control premium was then compared to the control premiums paid in recent transactions within the industry.  The Company’s implied market control premium of 78.1% and 42.5%, as of the fourth quarter of 2011 and the second quarter of 2012 valuation, respectively, were determined to be in an acceptable range of market transactions observed in the construction and engineering industry in the past several years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[4] Goodwill and Other Intangible Assets (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[4] Goodwill and Other Intangible Assets (continued)

Intangible assets consist of the following:

	December 31, 2012
					Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
	Cost	Amortization	Charge	Value	Period
	(in thousands)
Trade names (non-amortizable)	$117,600	$-	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(3,854)	(23,232)	47,264	20 years
Contractor license	6,000	-	(6,000)	-	Indefinite
Customer relationships	39,800	(13,029)	(16,645)	10,126	11.4 years
Construction contract backlog	73,706	(54,685)	-	19,021	3.6 years
Total	$311,456	$(71,568)	$(113,067)	$126,821

	December 31, 2011
					Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
	Cost	Amortization	Charge	Value	Period
	(in thousands)
Trade names (non-amortizable)	$117,600	$-	$(56,100)	$61,500	Indefinite
Trade names (amortizable)	74,350	(788)	(800)	72,762	20 years
Contractor license	6,000	-	(680)	5,320	Indefinite
Customer relationships	39,800	(10,585)	-	29,215	11.6 years
Construction contract backlog	71,140	(41,938)	-	29,202	2.9 years
Total	$308,890	$(53,311)	$(57,580)	$197,999

Amortization expense for the years ended December 31, 2012, 2011, and 2010 totaled $18.3 million, $13.1 million and $8.1 million, respectively.  At December 31, 2012, amortization expense is estimated to be $13.1 million in 2013, $11.9 million in 2014, $5.3 million in 2015, $3.5 million in 2016, $3.5 million in 2017 and $39.1 million thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[5] Financial Commitments

Long-term Debt

Long-term debt consists of the following:

	December 31,
	2012	2011
	(in thousands)
Senior unsecured notes due November 1, 2018 with interest rate of 7.625% payable in equal semi-annual installments beginning May 1, 2011 through November 1, 2018	$300,000	$300,000

Less unamortized debt discount based on imputed interest rate of 7.75%	(1,742)	(1,972)

Total amount, net of unamortized discount	298,258	298,028

$300.0 million revolving line of credit at lender's prime rate (3.25%) or Euro rate, plus applicable spread rates, maturing in 2016	120,000	-

$200.0 million term loan including quarterly installments of principal and interest payable over a five-year period at rates as defined in the Amended Credit Agreement and the Swap Agreement	152,500	185,000

Equipment financing at rates ranging from 2.21% to 3.98% payable in equal monthly installments over a five-year period, with balloon payments totaling $8.8 million in 2016	80,297	100,558

Loan on transportation equipment with interest rate of 6.44% payable in equal monthly installments over a five-year period, with a balloon payment of $29.2 million in 2014	30,905	32,145

Lunda seller notes payable at a rate of 5% with interest payable annually and principal payable in 2016	21,750	21,750

Loan on transportation equipment at a variable LIBOR-based rate plus 2.4% payable in equal monthly installments over a seven-year period, with a balloon payment of $12.1 million in 2015	14,087	14,774

Mortgages on land and office building, both at a variable LIBOR-based interest rate plus 2.0% with principal on both payable in equal monthly installments over seven years. The seven-year mortgages include balloon payments in 2016 of $3.0 million and $2.6 million, respectively	7,599	8,246

Mortgage on office building at a variable rate of lender's prime rate (3.25%) less 1.0% payable in equal monthly installments over a ten-year period, with a balloon payment of $2.6 million in 2018	3,915	4,159

Mortgage on land at a fixed interest rate of 0.20% with combined principal and interest paid in twenty-four equal monthly installments plus one fixed balloon payment of $1.5 million in 2013	1,750	-

Mortgage on office building at a rate of 5.62% payable in equal monthly installments over a five-year period, with a balloon payment of $1.1 million in 2013	1,111	1,189

Other indebtedness	4,918	6,658
Total	737,090	672,507
Less – current maturities	(67,710)	(59,959)
Long-term debt, net	$669,380	$612,548

Principal payments required under these obligations amount to approximately $67.7 million in 2013, $94.3 million in 2014, $82.0 million in 2015, $190.1 million in 2016, $0.3 million in 2017 and $302.7 million in 2018 and beyond.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[5] Financial Commitments (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[5] Financial Commitments (continued)

Amended Credit Agreement

On August 3, 2011 the Company entered into a Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., which has been amended by a Joinder Agreement dated October 21, 2011 executed by Becho, Inc.  The Credit Agreement allows the Company to borrow up to $300 million on a revolving credit basis (the “Revolving Facility”), with a $50 million sublimit for letters of credit, and an additional $200 million term loan (the “Term Loan”).

On August 2, 2012, the Company entered into a First Amendment (the “First Amendment”) to its Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the “Lender”).  The First Amendment modifies the financial covenants under the Amended Credit Agreement beginning with the period ended September 30, 2012 to allow for more favorable minimum net worth, minimum fixed charge and maximum leverage ratios for the Company and also to add new financial covenants including minimum liquidity and consolidated senior leverage ratio covenants.  The First Amendment also increases the sublimit for letters of credit from $50 million to $150 million.

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

The Company was in compliance with the modified financial covenants of the Amended Credit Agreement for the period ended December 31, 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[5] Financial Commitments (continued)

The Amended Credit Agreement increases the sublimit for letters of credit from $50 million to $150 million.  Substantially all of the Company’s subsidiaries unconditionally guarantee the obligations of the Company under the Amended Credit Agreement.  The obligations under the Amended Credit Agreement are secured by a lien on all personal property of the Company and its subsidiaries party thereto.  Any outstanding loans under the Revolving Facility mature on August 3, 2016, while the Term Loan includes quarterly installments of principal and interest payable over a five-year period.  The Term Loan balance has been paid down to $152.5 million at December 31, 2012.

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

The Company had $120.0 million of outstanding borrowings under the Revolving Facility as of December 31, 2012 and no outstanding borrowings as of December 31, 2011. The Company utilized the Revolving Facility for letters of credit in the amount of $0.2 million and $3.0 million as of December 31, 2012 and 2011, respectively.  Accordingly, at December 31, 2012, the Company had $179.8 million available to borrow under the Amended Credit Agreement.

On August 26, 2011, the Company entered into a swap agreement (“Swap Agreement”) with Bank of America, N.A. to establish a long-term interest rate for the Term Loan discussed above.  The Swap Agreement pertains to the Term Loan principal balance outstanding at January 31, 2012 and will remain effective through the maturity date of the Term Loan.  Amounts outstanding under the Swap Agreement will bear interest at a rate equal to the Applicable Rate, as defined in the Amended Credit Agreement (based upon the Company’s consolidated leverage ratio) plus 97.5 basis points. The Swap Agreement includes quarterly installments of principal and monthly installments of interest payable through the maturity date of the Term Loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[5] Financial Commitments (continued)

Debt Agreements from Recent Acquisitions

In connection with the acquisition of Frontier-Kemper, the Company assumed approximately $52 million of debt of which approximately $35 million was paid off upon the closing of the transaction.  Substantially all of the debt remaining existed in the form of a promissory note payable from Frontier-Kemper to the former sole shareholder of Frontier-Kemper in the amount of $17.1 million (the “Frontier-Kemper Seller Note”).  Interest under the Frontier-Kemper Seller Note accrued at the rate of 2% per annum with all accrued but unpaid interest payable on September 30, 2011.  Additionally, the Frontier-Kemper Seller Note contained an indemnification provision allowing the Company to offset balances against the principal due under certain circumstances.  This provision resulted in a reduction in the principal due under the Frontier-Kemper Seller Note to $14.1 million, and this amount plus all accrued interest was paid off on December 30, 2011.

In connection with the acquisition of GreenStar, the Company issued to the interest holder representative, on behalf of certain of GreenStar’s former equity holders, a promissory note in the amount of approximately $74.9 million (the “GreenStar Seller Note”).  Interest under the GreenStar Seller Note accrued at the rate of 8% per annum with all accrued but unpaid interest payable on August 1, September 1 and October 1, 2011.  The GreenStar Seller Note and all accrued interest were paid off on August 3, 2011.

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

Collateralized Loans

During 2011, the Company entered into several equipment financing arrangements for its existing and its recently acquired equipment fleets as discussed in more detail below.  The Company attempted to take advantage of the opportunity to fix low interest rates for these fleets which has provided additional cash flows available for general corporate purposes.

In September 2011, the Company entered into two new equipment financing agreements.  The Company obtained two loans for $12.5 million each, which are collateralized by construction equipment owned by the Company.  The terms of each of the loans include equal monthly installments inclusive of principal and interest at an interest rate of 2.21% payable over a five-year period.  In August 2011, the Company entered into a new equipment financing agreement.  The Company obtained a loan totaling $25.0 million, which is collateralized by construction equipment owned by the Company.  The terms of the loan include equal monthly installments inclusive of principal and interest at an interest rate of 2.53% payable over a five-year period.  In March 2011, the Company paid off and subsequently refinanced several of its equipment financing agreements at lower interest rates and also entered into several new equipment financing agreements.  The refinancing resulted in payments totaling $27.4 million which paid off the previous agreements in place.  The Company obtained loans totaling $59.7 million, which are collateralized by construction equipment owned by the Company.  The terms of the loans include equal monthly installments inclusive of principal and interest at an interest rate of 3.98% payable over a five-year period, with balloon payments totaling $8.8 million in 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[5] Financial Commitments (continued)

Leases

The Company leases certain construction equipment, vehicles and office space under non-cancelable operating leases.  Future minimum rent payments under non-cancelable operating leases as of December 31, 2012 are as follows:

Amount
(in thousands)
2013	$15,182
2014	12,142
2015	9,475
2016	5,147
2017	2,799
Thereafter	3,258
Subtotal	$48,003
Less - Sublease rental agreements	(1,230)
$46,773

Rental expense under operating leases of construction equipment, vehicles and office space was $17,730 in 2012, $15,866 in 2011 and $10,546 in 2010.

[6] Income Taxes

 (Loss) income before taxes is summarized as follows:

	U.S.	Foreign
Year ended December 31,	Operations	Operations	Total
	(in thousands)
2012	$(271,683)	$3,841	$(267,842)
2011	$133,501	$3,546	$137,047
2010	$159,474	$(6)	$159,468

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[6] Income Taxes (continued)

The (benefit) provision for income taxes is as follows:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Current expense:
Federal	$19,573	$30,848	$49,873
State	3,508	6,303	9,528
Foreign	1,542	1,325	175
Total current	24,623	38,476	59,576

Deferred (benefit) expense:
Federal	(28,157)	16,351	(2,464)
State	1,104	(3,718)	(983)
Foreign	(12)	(210)	(161)
Total deferred	(27,065)	12,423	(3,608)
Total (benefit) provision	$(2,442)	$50,899	$55,968

The table is a reconciliation of the Company’s provision (benefit) for income taxes at the statutory rates to the provision (benefit) for income taxes at the Company’s effective rate.

	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Federal income expense (benefit) at statutory tax rate	(93,745)	35.0%	$47,963	35.0%	$55,814	35.0%
State income taxes, net of federal tax benefit	3,214	(1.2)	2,529	1.8	5,060	3.2
Officers’ compensation	1,473	(0.6)	224	0.2	495	0.3
Goodwill Impairment	89,191	(33.3)	-	-	-	-
Other	(2,575)	1.0%	183	0.1	(5,401)	(3.4)
(Benefit) provision for income taxes	$(2,442)	0.9%	$50,899	37.1%	$55,968	35.1%

The Company’s provision for income taxes and effective tax rate for the year ended December 31, 2012 were significantly impacted by the goodwill and intangible asset impairment charge discussed in Note 4 – Goodwill and Other Intangible Assets above.  Of the total goodwill and intangible asset impairment charge of $376.6 million, approximately $255.0 million pertained to goodwill that had no corresponding tax basis.  The tax effect of the impairment charge resulted in a reduction in the Company's provision for income taxes of approximately $50.2 million in 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[6] Income Taxes (continued)

The Company’s 2010 U.S. Federal tax return is currently being audited by the Internal Revenue Service.  The Company currently does not expect any material adjustments to arise from this audit.

The following is a summary of the significant components of the deferred tax assets and liabilities:

	December 31,
	2012	2011
	(in thousands)
Deferred Tax Assets
Timing of expense recognition	$28,448	$39,830
Net operating losses	5,517	5,440
Other, net	8,763	1,219
Deferred tax assets	42,728	46,489
Valuation Allowance	(2,817)	-
Net deferred tax assets	39,911	46,489

Deferred Tax Liabilities
Intangible assets, due primarily to purchase accounting	(26,768)	(73,020)
Fixed assets, due primarily to purchase accounting	(76,095)	(66,406)
Construction contract accounting	(5,613)	(4,910)
Joint ventures - construction	(7,038)	(4,276)
Other	(390)	38
Deferred tax liabilities	(115,904)	(148,574)

Net deferred tax liability	$(75,993)	$(102,085)

The net deferred tax liability is classified in the Consolidated Balance Sheets based on when the future benefit (expense) is expected to be realized as follows:

	December 31,
	2012	2011
	(in thousands)
Current deferred tax asset	$10,071	$-
Long-Term deferred tax asset	29,840	-
Current deferred tax liability	(6,004)	(4,164)
Long-term deferred tax liability	(109,900)	(97,921)
Net deferred tax liability	(75,993)	(102,085)

At December 31, 2012, the Company had a valuation allowance of $2.8 million for federal and state capital loss carryforwards as the ultimate utilization of this item was less than “more likely than not”.  The valuation allowance increased in the current year by $2.8 million due to the capital losses realized on the sale of auction rate securities.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations.  Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.  As of December 31, 2012 and 2011, unremitted earnings of foreign subsidiaries, which have been or are intended to be permanently invested, aggregated approximately $14.3 million and $15.3 million, respectively.  It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[6] Income Taxes (continued)

The Company adopted the provisions of FASB ASC740-10, Income Taxes, Accounting for Uncertainty in Income Taxes, in the first quarter of 2007.  It is the Company’s policy to record any accrued interest and penalties as part of the income tax provision.  During 2010, the Company recognized a net decrease of $0.2 million in liabilities.  The amount of gross unrecognized tax benefits as of December 31, 2010 is $1.2 million. Included in this liability is $0.1 million of related interest net of federal tax benefits.  During 2011, the Company recognized a net increase of $0.9 million in liabilities.  The amount of gross unrecognized tax benefits as of December 31, 2011 is $2.0 million. Included in this liability is $0.1 million of related interest net of federal tax benefits.  During 2012, the Company recognized a net increase of $2.0 million in liabilities.  The amount of gross unrecognized tax benefits as of December 31, 2012 is $4.0 million. Included in this liability is $0.2 million of related interest net of federal tax benefits.  The Company does not expect any significant release of unrecognized tax benefits within the next twelve months.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefit is as follows (in thousands):

Gross unrecognized tax benefit balance at January 1, 2010:	$1,308
Add:
Additions based on tax positions related to current year	-
Additions/reductions for tax positions of prior years	56
Less:
Reductions for tax positions of prior years (expiration of statute of limitations)	(214)
Gross unrecognized tax benefit balance at December 31, 2010:	$1,150

Gross unrecognized tax benefit balance at January 1, 2011:	$1,150
Add:
Additions based on tax positions related to current year	$875
Additions/reductions for tax positions of prior years	47
Less:
Reductions based on tax positions of prior years (expiration of statute of limitations)	(29)
Gross unrecognized tax benefit balance at December 31, 2011:	$2,043

Gross unrecognized tax benefit balance at January 1, 2012:	$2,043
Add:
Additions based on tax positions related to current year	1,281
Additions/reductions for tax positions of prior years	1,857
Less:
Reductions for tax positions of prior years (expiration of statute of limitations)	(1,158)
Gross unrecognized tax benefit balance at December 31, 2012:	$4,023

The company records interest and penalties related to unrecognized tax benefit in income tax expenses.  Interest of $0.2 million was recorded during 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[7] Other Assets, Other Long-term Liabilities and Other Income (Expense), Net

Other Assets, Other Long-term Liabilities and Other Income (Expense), Net consist of the following:

	December 31,
	2012	2011
	(in thousands)
Other Assets
Insurance Claim Receivable (1)	$39,309	$-
Deferred income taxes	29,840	-
Deferred costs	11,150	11,193
Mineral reserves	3,199	3,199
Prepaid taxes	-	2,069
Deposits	997	819
Other long-term assets	1,223	1,524
	$85,718	$18,804
Other Long-term Liabilities
Acquisition related liabilities	$50,624	$64,655
Insurance Claim Payable (1)	39,309	-
Pension liability	35,472	34,561
Employee benefit related liabilities	3,524	3,726
Mineral royalties payable	1,859	1,762
Deferred lease incentive	1,241	1,452
Subcontractor insurance program	962	1,583
Other	6,005	1,858
	$138,996	$109,597

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Other Income (Expense), Net
Interest income	$2,842	$2,764	$4,458
Gain on sale of property used in operations	456	726	-
Adjustment of investments to fair value	-	(4,750)	(5,742)
Adjustment of acquisition related liabilities	(256)	7,296	3,333
Amortization of deferred costs	(1,585)	(1,399)	(1,745)
Bank fees	(2,090)	(1,549)	(1,618)
Realized loss on sale of investments, net	(2,699)	(10)	(312)
Miscellaneous income (expense), net	1,475	1,343	(654)
	$(1,857)	$4,421	$(2,280)

(1) Insurance claims receivable and the corresponding insurance claims payable represent expected insurable loss amounts to be received from the insurance carriers and to be paid in claims respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[8] Employee Benefit Plans

Defined Benefit Pension Plan

The Company has a defined benefit pension plan that covers certain of its executive, professional, administrative and clerical employees, subject to certain specified service requirements.  The plan is noncontributory and benefits are based on an employee's years of service and "final average earnings", as defined.  The plan provides reduced benefits for early retirement and takes into account offsets for social security benefits.  The Company also has an unfunded supplemental retirement plan (“Benefit Equalization Plan”) for certain employees whose benefits under the defined benefit pension plan were reduced because of compensation limitations under federal tax laws.  Effective June 1, 2004, all benefits accruals under the Company’s pension plan and Benefit Equalization Plan were frozen; however, the current vested benefit was preserved.  Pension disclosure as presented below includes aggregated amounts for both of the Company’s plans, except where otherwise indicated.

The Company historically has used the date of its fiscal year-end as its measurement date to determine the funded status of the plan.

A summary of net periodic benefit cost is as follows:

	Year ended December 31,
	2012	2011	2010
	(dollars in thousands)
Interest cost on projected benefit obligation	$4,011	$4,526	$4,531
Return on plan assets	(4,783)	(5,046)	(4,960)
Recognized net actuarial losses	5,487	4,050	2,818
Net periodic benefit cost	$4,715	$3,530	$2,389

Actuarial assumptions used to determine net cost:
Discount rate	4.10%	5.18%	5.84%
Expected return on assets	7.00%	7.50%	7.50%
Rate of increase in compensation	n.a.	n.a.	n.a.

The target asset allocation for the Company’s pension plan by asset category for 2013 and the actual asset allocation at December 31, 2012 and 2011 by asset category are as follows:

	Percentage of Plan Assets at December 31,
	Target
	Allocation
Asset Category	2013	2012	2011
Cash	5.0%	6.6%	41.8%
Equity securities:
Domestic	70.0%	67.5%	49.5%
International	20.0%	20.8%	8.7%
Fixed income securities	5.0%	5.1%	0.0%
Total	100.0%	100.0%	100.0%

During 2012, the Company established a new target asset allocation based on the current economic environment to maximize returns in consideration of the long-term nature of the obligations.   The Company purchased fixed income and equity securities of $5.7 million, invested $5.0 million in a global equity partnership fund and increased its net investment in hedge funds by $11.5 million, which resulted in a decreased cash position (35.2%).  The Company’s target allocation for 2013 will include 70% domestic equity securities, 20% international equity securities, and 5% fixed income securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[8] Employee Benefit Plans (continued)

As of December 31, 2012 and 2011, plan assets included approximately $44.3 million and $31.1 million, respectively, of investments in hedge funds which do not have readily determinable fair values. The underlying holdings of the funds are comprised of a combination of assets for which the estimate of fair value is determined using information provided by fund managers.

The Company expects to contribute approximately $1.7 million to its defined benefit pension plan in 2013.

Future benefit payments under the plans are estimated as follows:

Year ended December 31,
(in thousands)
2013	$5,824
2014	5,878
2015	5,991
2016	6,016
2017	6,033
Thereafter	31,183
$60,925

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[8] Employee Benefit Plans (continued)

The following tables provide a reconciliation of the changes in the fair value of plan assets and plan benefit obligations during 2012 and 2011, and a summary of the funded status as of December 31, 2012 and 2011:

	Year ended December 31,
	2012	2011
	(in thousands)
Change in Fair Value of Plan Assets
Balance at beginning of year	$62,105	$61,702
Actual return on plan assets	3,621	(626)
Company contribution	5,780	6,234
Benefit payments	(5,369)	(5,205)
Balance at end of year	$66,137	$62,105

	Year ended December 31,
	2012	2011
	(in thousands)
Change in Benefit Obligations
Balance at beginning of year	$100,656	$88,146
Interest cost	4,011	4,526
Assumption change loss	6,031	11,431
Actuarial (gain) loss	(9)	1,758
Benefit payments	(5,369)	(5,205)
Balance at end of year	$105,320	$100,656

	At December 31,
	2012	2011
	(in thousands)
Funded Status
Funded status at December 31,	$(39,183)	$(38,551)

Amounts recognized in Consolidated Balance Sheets consist of:
Current liabilities	$(187)	$(264)
Long-term liabilities	(38,996)	(38,287)

Net amount recognized in Consolidated Balance Sheets	$(39,183)	$(38,551)

	Year ended December 31,
	2012	2011
	(in thousands)
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss:
Net Actuarial loss	$(60,935)	$(59,239)
Accumulated other comprehensive loss	(60,935)	(59,239)
Cumulative Company contributions in excess of net periodic benefit cost	21,752	20,688
Net amount recognized in Consolidated Balance Sheets	$(39,183)	$(38,551)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[8] Employee Benefit Plans (continued)

The net actuarial gain arising during the period, netted against the amortization of the previously existing actuarial loss during the period, resulted in net other comprehensive loss of $1.7 million in 2012, $14.8 million in 2011 and $4.9 million in 2010.  Other comprehensive loss attributable to a change in the unfunded projected benefit obligation amounted to a net increase of $39.5 million recognized in prior years.  The cumulative net amount of $60.9 million represents the excess of the projected benefit obligations of the Company’s pension plans over the fair value of the plans’ assets as of December 31, 2012, compared to $21.8 million of contributions in excess of the net periodic benefit cost previously recognized.  The net amount of $39.2 million is reflected as a liability as of December 31, 2012 with the offset being a reduction in stockholders’ equity. Adjustments to the amount of this pension liability will be recorded in future years, as required, based upon periodic re-evaluation of the funded status of the Company’s pension plans.

The estimated amount of the net accumulated loss that will be amortized from accumulated other comprehensive loss into net period benefit cost in 2013 is $6.3 million.

	Year ended December 31,
	2012	2011
Actuarial assumptions used to determine benefit obligation:
Discount rate	3.58%	4.10%
Rate of increase in compensation	n.a.	n.a.
Measurement date	December 31	December 31

The expected long-term rate of return on assets assumption was reduced from 7.00% in 2012 to 6.75% for 2013.  The expected long-term rate of return on assets assumption was developed considering forward looking capital market assumptions and historical return expectations for each asset class assuming the Company’s target asset allocation and full availability of invested assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[8] Employee Benefit Plans (continued)

The following table sets forth the plan assets at fair value in accordance with the fair value hierarchy described in Note 3 – Fair Value Measurements:

At December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Value
	(in thousands)
Cash and cash equivalents	$4,386	-	-	$4,386
Fixed Income	3,368	-	-	3,368
Mutual Funds	8,230	-	-	8,230
Equity Partnerships	-	5,823	-	5,823
Hedge Fund Investments:
Cash	2,591	-	-	2,591
Long-Short Equity Fund	-	9,826	9,992	19,818
Event Driven Fund	-	6,542	7,152	13,694
Distressed Credit	-	2,829	2,559	5,388
Multi-Strategy Fund	-	889	1,950	2,839
Total	$18,575	$25,909	$21,653	$66,137

	Quoted Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
At December 31, 2011	(Level 1)	(Level 2)	(Level 3)	Total Value
	(in thousands)
Cash and cash equivalents	$25,951	-	-	$25,951
Mutual Funds	5,040	-	-	5,040
Hedge Fund Investments:
Cash	1,385	-	-	1,385
Long-Short Equity Fund	-	-	12,821	12,821
Event Driven Fund	-	-	7,126	7,126
Distressed Credit	-	-	6,252	6,252
Multi-Strategy Fund	-	-	3,530	3,530
Total	$32,376	$-	$29,729	$62,105

Fund strategies seek to capitalize on inefficiencies identified across different asset classes or markets.  Hedge fund strategy types include long-short, event driven, multi-strategy and distressed credit.  Generally the redemption of the Company’s hedge fund investments is subject to certain notice-period requirements and as such the Company has classified these assets as Level 3 assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[8] Employee Benefit Plans (continued)

The table below sets forth a summary of changes in the fair value of the Level 3 assets:

	Changes in Fair Value of Level 3 Assets
	Long-
	Short	Event		Multi-
	Equity	Driven	Distressed	Strategy
	Fund	Fund	Credit	Fund	Total
	(in thousands)
Balance, December 31, 2011	$12,821	$7,126	$6,252	$3,530	$29,729
Realized gains	-	-	5	2	7
Unrealized gains	1,624	522	365	173	2,684
Purchases	5,555	3,798	20	19	9,392
Sales	-	-	(894)	(773)	(1,667)
Transfer to Level 2 (1)	(10,008)	(4,294)	(3,189)	(1,001)	(18,492)
Balance, December 31, 2012	$9,992	$7,152	$2,559	$1,950	$21,653

	Changes in Fair Value of Level 3 Assets
	Long-
	Short	Event		Multi-
	Equity	Driven	Distressed	Strategy
	Fund	Fund	Credit	Fund	Total
	(in thousands)
Balance, December 31, 2010	$12,864	$8,444	$9,447	$4,341	$35,096
Realized gains	981	672	306	310	2,269
Unrealized losses	(889)	(140)	(219)	(91)	(1,339)
Purchases	7,884	26	7	16	7,933
Sales	(8,019)	(1,876)	(3,289)	(1,046)	(14,230)
Balance, December 31, 2011	$12,821	$7,126	$6,252	$3,530	$29,729

(1)	The transfer of $18.5 million from Level 3 to Level 2 was comprised of certain hedge funds that became redeemable within 90 days from December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[8] Employee Benefit Plans (continued)

The Company’s plans have benefit obligations in excess of the fair value of the plans’ assets.  The following table provides information relating to each of the plans’ benefit obligations compared to the fair value of its assets:

	At December 31, 2012			At December 31, 2011
		Benefit			Benefit
	Pension	Equalization		Pension	Equalization
	Plan	Plan	Total	Plan	Plan	Total
	(in thousands)
Projected benefit obligation	$101,796	$3,524	$105,320	$96,930	$3,726	$100,656
Accumulated benefit obligation	$101,796	$3,524	$105,320	$96,930	$3,726	$100,656
Fair value of plan assets	$66,137	$-	$66,137	$62,105	-	$62,105

Projected benefit obligation greater than fair value of plan assets	$35,659	$3,524	$39,183	$34,825	$3,726	$38,551

Accumulated benefit obligation greater than fair value of plan assets	$35,659	$3,524	$39,183	$34,825	$3,726	$38,551
Section 401(k) Plans

The Company has several contributory Section 401(k) plans which cover its executive, professional, administrative and clerical employees, subject to certain specified service requirements.  The 401(k) expense provision approximated $3.8 million in 2012, $4.2 million in 2011 and $2.4 million in 2010.  The Company’s contribution is based on a non-discretionary match of employees’ contributions, as defined.

Cash-Based Compensation Plans

The Company has multiple cash-based compensation plans and a stock-based incentive compensation plan for key employees which are generally based on the Company’s achievement of a certain level of profit.  For information on the Company’s stock-based incentive compensation plan, see Note 11 – Stock-Based Compensation.

Multiemployer Plans

The Company also contributes to various multi-employer union retirement plans under collective bargaining agreements which provide retirement benefits for substantially all of its union employees.  The Company’s participation in the plans that it considers to be significant for the years ended December 31, 2012 and 2011, is outlined in the tables below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (EIN) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2012 and 2011 is for the plan’s year-end at December 31, 2011, and December 31, 2010, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. Finally, the acquisitions of Fisk, Anderson, Frontier-Kemper, WDF, FSE, Nagelbush, Lunda, and Becho during 2011 have increased the number of employees covered by the Company’s multiemployer plans and contributions made.  Aside from these acquisitions, there were no other significant changes that affect the comparability of 2010 through 2012 contributions. Under the Employee Retirement Income Security Act, a contributor to a multi-employer plan is liable, only upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability.  The Company currently has no intention of withdrawing from any of the multiemployer pension plans in which it participates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

		Pension Protections Act Zone Status			Company Contributions (amounts in millions)
Pension Fund	EIN/Pension Plan Number	2012	2011	FIP/RP Status Pending Or Implemented	2012	2011	2010	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Pension, Hospitalization and Benefit Plan of the	13-6123601/	Green	Green	No	12.9(b)	6.3(a)	-	No	5/8/2013
Electrical Industry -	001
Pension Trust Account

Steamfitters Industry	13-6149680/	Yellow	Yellow	Implemented	3.5(b)	3.5(a)	-	No	6/30/2014
Pension Fund	001

Excavators Union Local	13-1809825/	Green	Green	No	3.3	2.9	2.8	No	6/30/2016
731 Pension Fund	002

Carpenters Pension Trust	94-6050970/	Red	Red	Implemented	2.3	1.4	1.7	No	6/30/2015
Fund for Northern California	001

(a)	Amounts pertaining to plans from one of the Company’s newly acquired entities during 2011, and as such, there were no contributions made in 2010.

(b)	These amounts exceeded 5% of the respective total plan contributions.

In addition to the individually significant plans described above, the Company also contributed approximately $29.9 million in 2012, $29.8 million in 2011 and $18.7 million in 2010 to other multiemployer pension plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

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

Between 2005 and 2010, the court granted certain Joint Venture motions and LAMTA capitulated on others which reduced the number of false claims LAMTA may seek and limited LAMTA’s claims for damages and penalties.  In September 2010, LAMTA dismissed its remaining claims and agreed to pay the entire amount of the Joint Venture’s remaining claims plus interest.   The Court subsequently entered judgment in favor of TSP and against LAMTA in the amount of $3 million.  This amount is after deducting the amount of $0.5 million, representing the tunnel handrail verdict plus accrued interest against TSP.  The parties filed post-trial motions for costs and fees.  The Court ruled TSP’s sureties could recover costs, LAMTA could recover costs for the tunnel handrail trial, and no party could recover attorneys’ fees.  TSP is appealing the false claims jury verdict on the tunnel handrail claim and other issues, including the denial of TSP’s and its Sureties’ request for attorneys’ fees.  LAMTA subsequently filed its notice of cross-appeal.  In March 2012, the Court finalized the preparation of the record for the Court of Appeal; opening briefs were filed in August 2012 with LAMTA’s opening brief expected in the early part of 2013.  The appeal of this case is expected to take at least a year.

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

In December 2010, the Suffolk County Superior Court granted MHD’s motion for summary judgment to vacate the Third DRB Panel’s awards to PKC for approximately $56.5 million.  The Court granted the motion on the grounds that the arbitrators do not have authority to decide whether particular claims are subject to the arbitration provision of the contract.  MHD subsequently moved to vacate approximately $13.7 million of the Fourth DRB Panel’s total awards to PKC on the same arbitrability basis that the Third DRB’s awards were vacated.  In October 2011, the Suffolk County Superior Court followed its earlier arbitrability rulings holding that the Fourth DRB exceeded its authority in deciding arbitrability with respect to certain of the Fourth DRB Panel’s awards (approximately $8 million of the $13.7 million discussed above).  PKC appealed the Superior Court decisions and in January 2013, the Superior Court decisions were affirmed in MHDs favor.  PKC intends to pursue further appeals.  The Appeals Court’s decision becomes effective when the case is transferred back to the Superior Court.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[9] Contingencies and Commitments (continued)

In February 2012, PKC received a $22 million payment for an interest award associated with the Second DRB panel’s awards to PKC.  In January 2013, PKC received a $14.8 million payment for backcharges and interest associated with the Fourth DRB panel’s awards to PKC that were confirmed.  No trial date has been set in any of the cases or decisions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[9] Contingencies and Commitments (continued)

PTJV is pursuing an insurance claim for approximately $40 million related to work performed by Banker Steel Company, Inc. (“Banker Steel”), a subcontractor, including $11 million for business interruption costs incurred by Gaylord which have effectively been assigned to PTJV. In November 2009, PTJV filed suit against Factory Mutual Insurance Co. (“FM”) in the Maryland federal district court alleging FM breached the insurance contracts and for declaratory judgment with respect to the insurance coverage.  In December 2010, PTJV filed suit against ACE American Insurance Company (“ACE”) in Maryland federal district court alleging ACE breached the general liability insurance contract, requesting a declaratory judgment with respect to the insurance coverage and for bad faith.  FM and ACE each brought separate motions for summary judgment.  In October, 2012, FM’s motion was denied; ACE’s motion was granted.  PTJV is in the process of appealing the ACE decision and exploring a potential mediation with FM.

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

In January 2010, the Bankruptcy Court approved the sale of the property to Icahn Nevada Gaming Acquisition, LLC and this transaction closed in February 2010.  As a result of a July 2010 ruling relating to certain priming liens, there is now approximately $125 million set aside from this sale, which is available for distribution to satisfy the creditor claims based on seniority.  The total estimated sustainable lien amount is approximately $350 million.  The project lender filed suit against the mechanic’s lien claimants, including DMI and Fisk, alleging that certain mechanic’s liens are invalid and that all mechanic’s liens are subordinate to the lender's claims against the property.  The Nevada Supreme Court ruled in October 2012 in an advisory opinion at the request of the Bankruptcy Court that lien priorities would be determined in favor of the mechanic lien holders under Nevada law.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[9] Contingencies and Commitments (continued)

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

As of December 2012, MGM has reached agreements with subcontractors to settle at a discount $301 million of amounts previously billed to MGM.  The Company has reduced and will continue to reduce amounts included in revenues, cost of construction operations, accounts receivable and accounts payable for the reduction in subcontractor pass-through billings, which the Company would not expect to have an impact on recorded profit.  As of December 2012, the Company had approximately $192 million recorded as contract receivables for amounts due and owed to the Company and its subcontractors.  In December 2011, a portion of the amounts owed to one of the Company’s subsidiaries, Fisk, was paid for approximately $15 million.  Included in the Company’s receivables are pass-through subcontractor billings for contract work and retention, and other requests for equitable adjustment for additional work in the amount of $48 million. As of December 2012, the Company’s mechanic’s lien against the project was $191.3 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[9] Contingencies and Commitments (continued)

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

100th Street Bus Depot Matter

The Company constructed the 100th Street Bus Depot for the New York City Transit Authority (“NYCTA”) in New York.  Prior to receiving notice of final acceptance from the NYCTA, this project experienced a failure of the brick façade on the building due to faulty subcontractor work.  The Company has not yet received notice of final acceptance of this project from the NYCTA.  The Company contends defective structural installation by the Company’s steel subcontractor caused or was a causal factor of the brick facade failure.

The Company has tendered its claim to the NYCTA Owner Controlled Insurance Program (“OCIP”) and to Chartis Claims, Inc., its insurance carrier.  Coverage was denied in January 2011.  The OCIP and general liability carriers have filed a declaratory relief action in the United States District Court, Southern District of New York against the Company seeking court determination that no coverage is afforded under their policies.  In mid-November 2012, the Court granted Chartis’s and Lloyd's respective motions for summary judgment without oral argument.  The parties have agreed to discuss settlement and the Company will appeal if the case does not settle.

Management has made an estimate of the total anticipated recovery on this project and it is included in revenue recorded to date.  To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[9] Contingencies and Commitments (continued)

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

Trial started in early September 2012.  In December 2012, a jury verdict was received in favor of King County in the amount of $155.8 million and a verdict in favor of VPFK in the amount of $26.3 million.  VPFK will appeal if the parties are unable to reach a settlement.

The ultimate financial impact of King County’s lawsuit is not yet specifically determinable.  In the fourth quarter of 2012, management developed a range of possible outcomes and has recorded a charge to income and a contingent liability of $5.0 million in accrued expenses.  In developing a range of possible outcomes, management considered the jury verdict, continued litigation and potential settlement strategies. Management determined that there was no estimate within the range of possible outcomes that was more probable than the other and recorded a liability at the low end of the range.  Estimating and recording future outcomes of litigation proceedings require significant judgement and assumptions about the future, which are inherently subject to risks and uncertainties. If a final recovery turns out to be materially less favorable than our estimates, this may have a significant impact on the Company's financial results.  To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

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

In June 2007, FSE submitted a Demand for Arbitration against Transit to terminate FSE’s subcontract due to: the execution of a Cure Agreement between the NYCTA, Siemens and Transit, which amended FSE’s rights under the Prime Contract; Transit’s failure to provide information and equipment to allow work to progress according to the approved schedule, and for failure to tender payment in excess of a year. In June 2012, the arbitration panel awarded FSE a total of approximately $11.9 million to be paid within 45 days, and Transit’s claims were denied.  FSE filed a motion to confirm arbitration award in District Court in July 2012.  In late August 2012, Transit Technologies filed a cross petition to vacate the award.   In November 2012, the Court granted FSE's petition to confirm the arbitration award and denied Transit Technologies's cross-petition to vacate the award.  FSE is in process of entering judgment.  The eventual resolution of this matter is not expected to have a material effect on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[10] Capital Stock

(a)  Common Stock
On September 8, 2008, the Company’s shareholders approved an increase in the number of authorized shares of common stock from 40 million shares to 75 million shares.  On the same day, the Company acquired all of the outstanding shares of Tutor-Saliba in exchange for 22,987,293 shares of the Company’s common stock.  These shares are subject to certain liquidation restrictions contained in a shareholders agreement between Mr. Tutor, the Company and other former Tutor-Saliba shareholders.  As of December 31, 2012, Mr. Tutor had beneficial ownership of approximately 9,106,375 shares of the Company’s common stock.

(b)  Common Stock Repurchase Program
On March 19, 2010, the Company’s Board of Directors extended the common stock repurchase program put into place on November 13, 2008.  The program allowed the Company to repurchase up to $100 million of its common stock through March 31, 2011, at which time the program expired.

There were no repurchases made during 2011. During 2010, the Company repurchased and cancelled 2,164,840 shares under the program for an aggregate purchase price of $39.4 million. On a cumulative basis during 2008 through 2010, the Company repurchased and cancelled 4,168,238 shares under the program for an aggregate purchase price of $71.2 million, or an average purchase price per share of $17.08.

(c)  Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock.  At December 31, 2012 and 2011, there were no preferred shares issued and outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

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

A total of 434,399 shares of common stock are available for future grant under the Plan at December 31, 2012.

Restricted Stock Awards

Restricted stock awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets. Upon vesting, each award is exchanged for one share of the Company’s common stock.  The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on either the award date (if subject only to service conditions), or the date that the Compensation Committee establishes the applicable performance target (if subject to performance conditions).  The related compensation expense is amortized over the applicable requisite service period.  As of December 31, 2012, the Compensation Committee has approved the grant of an aggregate of 4,875,833 restricted stock awards to eligible participants.

The restricted stock awards granted in 2012, 2011 and 2010 had weighted-average grant date fair values of $14.39, $19.03 and $20.44, respectively.  The grant date fair value is determined based on the closing price of the Company’s common stock on the date of grant.

The following table presents the compensation expense recognized related to the restricted stock awards which is included in general and administrative expenses in the Consolidated Statements of Operations:

	Year ended December 31,
	2012	2011	2010
	(in millions)
Restricted Stock Compensation Expense	$7.1	$5.7	$9.5
Related Income Tax Benefit	$1.5	$2.5	$3.6

As of December 31, 2012, there was $4.8 million of unrecognized compensation expense related to the unvested restricted stock awards which, absent significant forfeitures in the future, is expected to be recognized over a weighted-average period of approximately 2.5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[11] Stock-Based Compensation (continued)

(a) Tutor Perini Corporation Long-Term Incentive Plan (continued)

During 2012, the Compensation Committee established the 2012 performance targets for 220,000 restricted stock units awarded in 2009 and 2010, and for 73,333 restricted stock units awarded in 2012.  During 2012, the Compensation Committee approved the award of 783,333 new restricted stock units.

A summary of restricted stock awards activity during the year ended December 31, 2012 is as follows:

			Aggregate
		Weighted Average	Intrinsic
	Number	Grant Date	Value
	of Shares	Fair Value	(in thousands)
Total Granted and Unvested - January 1, 2012	1,185,832	$19.65	$14,633
Vested	(208,332)	$24.36	$2,627
Granted	293,333	$14.39	$4,019
Forfeited	(129,167)	$13.60	-
Total Granted and Unvested	1,141,666	$18.12	$15,641
Approved for grant	888,335	(a)	$12,170
Total Awarded and Unvested – December 31, 2012	2,030,001	n.a.	$27,811

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

The outstanding unvested restricted stock awards at December 31, 2012 are scheduled to vest as follows, subject where applicable to the achievement of performance targets.  As described above, certain performance targets have not yet been established.

Number
Vesting Date	of Awards

2013	896,666
2014	408,335
2015	150,000
2016	165,000
2017	410,000
Total	2,030,001

Approximately 245,000 of the unvested restricted stock awards will vest based on the satisfaction of service requirements and 1,785,001 will vest based on the satisfaction of both service requirements and the achievement of pre-tax income performance targets.

Stock Options

Stock option awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets. The grant date fair values of these awards are determined based on the Black-Scholes option price model on either the award date (if subject only to service conditions), or the date that the Compensation Committee establishes the applicable performance target (if subject to performance conditions).  The related compensation expense is amortized over the applicable requisite service period.  The exercise price of the options is equal to the closing price of the Company’s common stock on the date the awards were approved by the Compensation Committee, and the awards expire ten years from the award date. As of December 31, 2012, the Compensation Committee has approved an aggregate of 2,365,465 stock option awards to eligible participants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[11] Stock-Based Compensation (continued)

The stock option awards granted in 2012, 2011 and 2010 had weighted-average grant date fair values of $5.65, $9.31 and $9.79, respectively.  The grant date fair value is determined based on the Black-Scholes option pricing model as discussed below.

The following table presents the compensation expense recognized related to stock option grants which is included in general and administrative expenses in the Consolidated Statements of Operations:

	Year ended December 31,
	2012	2011	2010
	(in millions)
Stock Option Compensation Expense	$2.4	$3.1	$3.3
Related Income Tax Benefit	$1.0	$1.3	$1.3

As of December 31, 2012, there was $ 1.9 million of unrecognized compensation expense related to the outstanding stock option grants which, absent significant forfeitures in the future, is expected to be recognized over a weighted-average period of approximately 2.5 years.

During 2012, the Compensation Committee established the 2012 performance targets for 150,000 stock options awarded in 2009, and for 15,000 options awarded in 2012.  During 2012, the Compensation Committee approved the award of 695,000 new stock options.

A summary of stock option activity during the year ended December 31, 2012 is as follows:

		Weighted Average
	Number	Grant Date	Exercise
	of Shares	Value	Price
Total Granted and Outstanding - January 1, 2012	1,225,465	$10.11	$18.45
Granted	165,000	$5.65	$19.51
Forfeited	(75,000)	$7.20	-
Total Granted and Outstanding	1,315,465	$9.72	$18.91
Approved for grant	830,000	(a)	$12.80
Total Awarded and Outstanding – December 31, 2012	2,145,465	n.a.	$16.55

(a) Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

There were 490,465 options that have vested and were exercisable at December 31, 2012 at a weighted average exercise price of $19.79 per share.

Of the remaining options outstanding, approximately 592,500 will vest based on the satisfaction of service requirements and 1,062,500 will vest based on the satisfaction of both service requirements and the achievement of performance targets.

At December 31, 2012, the outstanding options of 1,315,465 had an intrinsic value of $0.4 million and a weighted-average remaining contractual life of 6.6 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[11] Stock-Based Compensation (continued)

(a) Tutor Perini Corporation Long-Term Incentive Plan (continued)

The following table details the key assumptions used in estimating the grant date fair values of stock option awards granted during 2012, 2011 and 2010 based on the Black-Scholes option pricing model:

	Grant dates established during
	2012		2011				2010
Awarded during	2012	2009 (1)	2011	2011	2011	2009 (1)	2009 (1)

Number of options	15,000	150,000	140,000	30,000	40,465	150,000	150,000
Risk-free interest rate	1.12%	0.88%	1.13%	1.25%	0.89%	2.74%	2.65%
Expected life of options (years)	7.3	4.4	6.0	6.5	5.0	6.5	5.7
Expected volatility of underlying stock	50.59%	53.89%	49.86%	48.70%	51.62%	46.94%	48.38%
Expected quarterly dividends (per share)	-	-	-	-	-	-	-

(1)
During 2009, the Compensation Committee approved the award of 750,000 stock options that vest in five equal annual installments from 2010 to 2014 subject to the achievement of pre-tax income performance targets established by the Compensation Committee.  The Compensation Committee has established the performance targets for fiscal years 2010, 2011 and 2012, and these tranches were deemed granted for accounting purposes.

(b)  Special Equity Incentive Plan
The Company was authorized to grant up to 3,000,000 non-qualified stock options to key executives, employees and directors of the Company under the Special Equity Incentive Plan (the “Special Equity Plan”).  No options were granted under the Special Equity Plan in 2010.  In accordance with its provisions, the Special Equity Plan terminated on May 25, 2010; however, it continued to govern any then outstanding unexercised and unexpired options. During 2010, 15,000 options were exercised with an intrinsic value of $0.2 million and a weighted average exercise price of $4.50 per share.  As of December 31, 2010, there were no outstanding options under the Special Equity Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[12] Unaudited Quarterly Financial Data

The following table presents selected unaudited quarterly financial data for each full quarterly period of 2012 and 2011:

(in thousands, except for per share amounts)
	First	Second		Third	Fourth
Year ended December 31, 2012	Quarter	Quarter		Quarter	Quarter
Revenues	$912,534	$985,346		$1,099,393	$1,114,198
Gross profit	$86,159	$87,061		$115,463	$126,449
Income (loss) from construction operations	$16,963	$(354,174)	(a)	$54,676	$60,724
Income (loss) before income taxes	$3,573	$(363,695)		$44,182	$48,098
Net (loss) income	$(1,203)	$(348,423)		$42,591	$41,635

(Loss) earnings per share:
Basic	$(0.03)	$(7.35)		$0.90	$0.88
Diluted	$(0.03)	$(7.35)		$0.88	$0.86

Year ended December 31, 2011	First	Second		Third	Fourth
	Quarter	Quarter		Quarter	Quarter
Revenues	$615,289	$819,858		$1,166,410	$1,114,760
Gross profit	$62,463	$87,210		$120,355	$125,313
Income from construction operations	$18,513	$37,035		$62,036	$50,792
Income before income taxes	$10,911	$31,015		$56,333	$38,788
Net income	$6,929	$19,694		$35,477	$24,048

Earnings per share:
Basic	$0.15	$0.42		$0.75	$0.51
Diluted	$0.14	$0.41		$0.74	$0.50

(a) includes pre-tax goodwill and intangible asset impairment of $376.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[13] Business Segments

The Company’s chief operating decision maker is the Chairman and Chief Executive Officer who decides how to allocate resources and assess performance of the business segments.  Generally, the Company evaluates performance of its operating segments on the basis of income from operations and cash flow.

As discussed in Note 4 – Goodwill and Other Intangible Assets, the Company completed a reorganization in 2011 which resulted in the formation of the Specialty Contractors reporting segment.  The Specialty Contractors reporting segment consists of the following subsidiary companies: WDF, FSE, Nagelbush, Fisk, DMI (all previously included in the Building reporting segment), and Superior Gunite (previously included in the Civil reporting segment).  The reorganization enabled the Company to focus on vertical integration through increased self-performed work capabilities while maintaining the specialty contractors business with third parties, and strengthened the Company’s position as a full-service contractor with greater control over scheduled delivery and risk management.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[13] Business Segments (continued)

The following tables set forth certain reportable segment information relating to the Company’s operations for the years ended December 31, 2012, 2011 and 2010.  In accordance with the accounting guidance on segment reporting, the Company has restated comparative prior period information for the reorganized reportable segments in the tables below.
(in thousands)	Reportable Segments
			Specialty	Management				Consolidated
	Building	Civil	Contractors	Services	Totals	Corporate		Total
2012
Total Revenues	$1,478,508	$1,290,610	$1,183,518	$241,483	$4,194,119	$-		$4,194,119

Elimination of intersegment revenues	(10,598)	(42,329)	(481)	(29,240)	(82,648)	-		(82,648)

Revenues from external customers	$1,467,910	$1,248,281	$1,183,037	$212,243	$4,111,471	$-		$4,111,471

(Loss) Income from construction operations:
Before impairment charge	$(4,098)	$112,584	$79,080	$12,291	$199,857	$(45,094)	(a)	$154,763
Impairment charge	(282,608)	(65,503)	(11,489)	(16,974)	(376,574)	-		(376,574)
Total	$(286,706)	$47,081	$67,591	$(4,683)	$(176,717)	$(45,094)		$(221,811)

Assets	$669,780	$1,046,712	$672,074	$180,145	$2,568,711	$727,699	(b)	$3,296,410
Capital Expenditures	$1,682	$27,037	$10,201	$1,791	$40,711	$2,691		$43,402

2011
Total Revenues	$1,952,030	$896,896	$802,535	$275,975	$3,927,436	$-		$3,927,436

Elimination of intersegment revenues	(126,562)	(11,651)	(75)	(72,831)	(211,119)	-		(211,119)

Revenues from external customers	$1,825,468	$885,245	$802,460	$203,144	$3,716,317	$-		$3,716,317

Income from construction operations	$46,262	$78,546	$65,582	$22,322	$212,712	$(44,336)	(a)	$168,376
Assets	$1,125,632	$1,102,471	$597,986	$182,583	$3,008,672	$604,455	(b)	$3,613,127
Capital Expenditures	$1,293	$49,892	$4,727	$8,020	$63,932	$4,419		$68,351

2010
Total Revenues	$2,300,574	$670,172	$112,860	$204,526	$3,288,132	$-		$3,288,132

Elimination of intersegment revenues	(77,059)	(3,043)	-	(8,820)	(88,922)	-		(88,922)

Revenues from external customers	$2,223,515	$667,129	$112,860	$195,706	$3,199,210	$-		$3,199,210

Income from construction operations	$89,236	$88,122	$6,281	$22,153	$205,792	$(33,480)	(a)	$172,312
Assets	$1,152,439	$626,396	$80,502	$147,921	$2,007,258	$771,962	(b)	$2,779,220
Capital Expenditures	$4,069	$25,638	$108	$1,997	$31,812	$1,108		$32,920

(a)	Primarily consist of corporate general and administrative expenses.
(b)	Principally consist of cash and cash equivalents, corporate transportation equipment, construction equipment, and other investments available for general corporate purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[13] Business Segments (continued)

Information concerning principal geographic areas is as follows:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Revenues
United States	$3,925,733	$3,508,349	$3,037,940
Foreign and U.S. Territories	185,738	207,968	161,270
Total	$4,111,471	$3,716,317	$3,199,210

Income (loss) from construction operations
United States	$(195,457)	$184,268	$182,193
Foreign and U.S. Territories	18,740	28,444	23,599
Corporate	(45,094)	(44,336)	(33,480)
Total	$(221,811)	$168,376	$172,312

	At December 31,
	2012	2011	2010
	(in thousands)
Assets
United States	$3,107,808	$3,460,470	$2,610,848
Foreign and U.S. Territories	188,602	152,657	168,372
Total	$3,296,410	$3,613,127	$2,779,220

Income from construction operations has been allocated geographically based on the location of the job site.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[14] Related Party Transactions

The Company leases certain facilities from Ronald N. Tutor, the Company’s chairman and chief executive officer, and an affiliate owned by Mr. Tutor under non-cancelable operating lease agreements with monthly payments of $0.2 million, which increase at 3% per annum beginning August 1, 2009 and expire on July 31, 2016.  Lease expense for these leases, recorded on a straight-line basis, was $2.3 million for the years ended December 31, 2012, 2011 and 2010.

Raymond R. Oneglia, who is the Vice Chairman of O&G Industries, Inc. (“O&G”), is a director of the Company.  O&G occasionally participates in joint ventures with the Company.  The Company’s share of revenues related to these joint ventures amounted to $19.3 million (or less than 1%) and $5.5 million (or less than 1%) of the Company’s consolidated revenues in 2012 and 2011.  No revenues were earned from such joint ventures during 2010.  O&G’s cumulative holdings of the Company’s stock as of December 31, 2012 and 2011 were 600,000 shares, or 1.26% and 1.27%, respectively, of total common shares outstanding at December 31, 2012 and 2011.

The Company had periodically utilized flight services from JF Aviation, LLC. James A. Frost is the Owner of JF Aviation, LLC and serves as Executive Vice President and Chief Executive Officer of the Company’s Civil segment.  During the years ended December 31, 2012 and 2011, the transactions amounted to approximately $0.4 million and $0.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

[15] Separate Financial Information of Subsidiary Guarantors of Indebtedness

As discussed in Note 5 – Financial Commitments, the Company’s obligation to pay principal and interest on its 7.625% senior unsecured notes due November 1, 2018, is guaranteed on a joint and several basis by substantially all of the Company’s existing and future subsidiaries that guarantee obligations under the Company’s Amended Credit Agreement (the “Guarantors”).  The guarantees are full and unconditional and the Guarantors are 100%-owned by the Company.

The following supplemental condensed consolidating financial information reflects the summarized financial information of the Company as the issuer of the senior unsecured notes, the Guarantors and the Company’s non-guarantor subsidiaries on a combined basis.

CONDENSED CONSOLIDATING BALANCE SHEET - DECEMBER 31, 2012
(In Thousands)

	Tutor		Non-
	Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$64,663	$74,385	$29,008	-	$168,056
Restricted cash	30,236	8,481	-	-	38,717
Accounts receivable	177,856	1,121,098	1,088	(75,429)	1,224,613
Costs and estimated earnings in excess of billings	111,821	377,132	152	(24,103)	465,002
Deferred income taxes	-	15,823	-	(5,752)	10,071
Other current assets	26,461	49,993	2,891	(3,957)	75,388
Total current assets	411,037	1,646,912	33,139	(109,241)	1,981,847

Long-term investments	46,283	-	-	-	46,283
Property and equipment, net	64,248	416,006	4,841	-	485,095
Intercompany notes and receivables	-	493,277	-	(493,277)	-
Other assets:					-
Goodwill	-	570,646	-	-	570,646
Intangible assets, net	-	126,821	-	-	126,821
Investment in subsidiaries	2,122,116	134	50	(2,122,300)	-
Other	81,198	9,058	35,375	(39,913)	85,718
	$2,724,882	$3,262,854	$73,405	$(2,764,731)	$3,296,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$42,589	$25,121	-	-	$67,710
Accounts payable	97,834	698,015	156	(99,532)	696,473
Billings in excess of costs and estimated earnings	95,657	206,070	34	-	301,761
Accrued expenses and other current liabilities	30,545	108,589	38,901	(9,709)	168,326
Total current liabilities	266,625	1,037,795	39,091	(109,241)	1,234,270

Long-term debt, less current maturities	603,371	105,922	-	(39,913)	669,380
Deferred income taxes	102,138	7,762	-	-	109,900
Other long-term liabilities	134,874	4,122	-	-	138,996
Intercompany notes and advances payable	474,010	-	19,267	(493,277)	-

Contingencies and commitments

Stockholders’ Equity	1,143,864	2,107,253	15,047	(2,122,300)	1,143,864
	$2,724,882	$3,262,854	$73,405	$(2,764,731)	$3,296,410

CONDENSED CONSOLIDATING BALANCE SHEET - DECEMBER 31, 2011
(In Thousands)

	Tutor		Non-
	Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$134,936	$52,492	$16,812	-	$204,240
Restricted cash	26,985	8,452	-	-	35,437
Accounts receivable	106,540	1,257,384	10,173	(99,066)	1,275,031
Costs and estimated earnings in excess of billings	103,418	254,828	152	-	358,398
Deferred income taxes	-	-	-	-	-
Other current assets	53,513	48,218	2,767	(27,570)	76,928
Total current assets	425,392	1,621,374	29,904	(126,636)	1,950,034

Long-term investments	62,311	-	-	-	62,311
Property and equipment, net	49,343	436,921	5,113	-	491,377
Intercompany notes and receivables	9,232	705,371	(10,761)	(703,842)	-
Other assets:					-
Goodwill	-	892,602	-	-	892,602
Intangible assets, net	-	197,999	-	-	197,999
Investment in subsidiaries	2,431,150	300	50	(2,431,500)	-
Other	13,830	9,183	20,375	(24,584)	18,804
	$2,991,258	$3,863,750	$44,681	$(3,286,562)	$3,613,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$36,105	$23,854	-	-	$59,959
Accounts payable	40,072	844,664	55	(99,066)	785,725
Billings in excess of costs and estimated earnings	58,877	325,371	34	-	384,282
Accrued expenses and other current liabilities	39,870	123,598	27,370	(27,570)	163,268
Total current liabilities	174,924	1,317,487	27,459	(126,636)	1,393,234

Long-term debt, less current maturities	507,482	129,650	-	(24,584)	612,548
Deferred income taxes	89,798	8,123	-	-	97,921
Other long-term liabilities	104,740	4,857	-	-	109,597
Intercompany notes and advances payable	714,487	(15,835)	5,190	(703,842)	-

Contingencies and commitments

Stockholders’ Equity	1,399,827	2,419,468	12,032	(2,431,500)	1,399,827
	$2,991,258	$3,863,750	$44,681	$(3,286,562)	$3,613,127

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2012
(In Thousands)

	Tutor		Non-
	Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$429,926	$3,769,814	$-	$(88,269)	$4,111,471
Cost of operations	375,914	3,421,877	(13,183)	(88,269)	3,696,339

Gross profit	54,012	347,937	13,183	-	415,132

General and administrative expenses	71,983	186,831	1,555	-	260,369
Goodwill and intangible assets impairment	-	376,574	-	-	376,574

INCOME FROM CONSTRUCTION OPERATIONS	(17,971)	(215,468)	11,628	-	(221,811)

Equity in earnings of subsidiaries	(225,100)	-	-	225,100	-
Other income (expense), net	(2,603)	382	364	-	(1,857)
Interest expense	(40,067)	(4,107)	-	-	(44,174)

Income before income taxes	(285,741)	(219,193)	11,992	225,100	(267,842)

Provision for Income Taxes	20,341	(13,155)	(4,744)	-	2,442

NET INCOME (LOSS)	$(265,400)	$(232,348)	$7,248	$225,100	$(265,400)

Other Comprehensive Income:
Other comprehensive income of subsidiaries	620	-	-	(620)	-
Tax adjustment on minimum pension liability	(1,610)	-	-	-	(1,610)
Foreign currency translation	-	382	-	-	382
Change in fair value of investments	-	238	-	-	238
Change in fair value of interest rate swap	(974)	-	-	-	(974)
					-
Realized loss on sale of investments recorded in net income (loss)	2,005	-	-	-	2,005
Total other comprehensive income (loss)	41	620	-	(620)	41

Total Comprehensive Income (Loss)	(265,359)	(231,728)	7,248	224,480	(265,359)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2011
(In Thousands)

	Tutor		Non-
	Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$300,791	$3,630,262	$-	$(214,736)	$3,716,317
Cost of operations	260,251	3,288,739	(13,278)	(214,736)	3,320,976

Gross profit	40,540	341,523	13,278	-	395,341

General and administrative expenses	64,472	160,926	1,567	-	226,965

INCOME FROM CONSTRUCTION OPERATIONS	(23,932)	180,597	11,711	-	168,376

Equity in earnings of subsidiaries	118,521	-	-	(118,521)	-
Other income (expense), net	5,292	(919)	48	-	4,421
Interest expense	(32,741)	(3,009)	-	-	(35,750)

Income before income taxes	67,140	176,669	11,759	(118,521)	137,047

Provision for Income Taxes	19,008	(65,544)	(4,363)	-	(50,899)

NET INCOME (LOSS)	$86,148	$111,125	$7,396	$(118,521)	$86,148

Other Comprehensive Income:
Other comprehensive income of subsidiaries	(534)	-	-	534	-
Tax adjustment on minimum pension liability	(7,041)	-	-	-	(7,041)
Foreign currency translation	-	(733)	-	-	(733)
Change in fair value of investments	-	199	-	-	199
Total other comprehensive income (loss)	(7,575)	(534)	-	534	(7,575)

Total Comprehensive Income (Loss)	$78,573	$110,591	$7,396	$(117,987)	$78,573

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2010
(In Thousands)

	Tutor		Non-
	Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$467,259	$2,830,896	$(1)	$(98,944)	$3,199,210
Cost of operations	372,737	2,593,529	(5,960)	(98,944)	2,861,362

Gross profit	94,522	237,367	5,959	-	337,848

General and administrative expenses	50,020	114,383	1,133	-	165,536

INCOME FROM CONSTRUCTION OPERATIONS	44,502	122,984	4,826	-	172,312

Equity in earnings of subsidiaries	80,606	-	-	(80,606)	-
Other income (expense), net	(1,544)	(690)	(46)	-	(2,280)
Interest expense	(7,727)	(2,499)	(338)	-	(10,564)

Income before income taxes	115,837	119,795	4,442	(80,606)	159,468

Provision for Income Taxes	(12,337)	(42,072)	(1,559)	-	(55,968)

NET INCOME (LOSS)	$103,500	$77,723	$2,883	$(80,606)	$103,500

Other Comprehensive Income:
Other comprehensive income of subsidiaries	230	-	-	(230)	-
Tax adjustment on minimum pension liability	(3,053)	-	-	-	(3,053)
Foreign currency translation	-	230	-	-	230
Change in fair value of investments	-	-	-	-	-
Total other comprehensive income (loss)	(2,823)	230	-	(230)	(2,823)

Total Comprehensive Income (Loss)	$100,677	$77,953	$2,883	$(80,836)	$100,677

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2012
(In Thousands)

	Tutor		Non-
	Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(265,400)	$(232,348)	$7,248	$225,100	$(265,400)

Adjustments to reconcile net (loss) income to net cash from operating activities:
Goodwill and intangible assets impairment	-	376,574	-	-	376,574
Depreciation and amortization	5,373	55,812	272	-	61,457
Equity in earnings of subsidiaries	225,100	-	-	(225,100)	-
Stock-based compensation expense	9,470	-	-	-	9,470
Adjustment of interest rate swap to fair value	264	-	-	-	264
Deferred income taxes	(20,220)	(5,386)	-	-	(25,606)
Loss on sale of investments	2,699	-	-	-	2,699
Loss on sale of property and equipment	-	316	-	-	316
Other non-cash items	(228)	376	-	-	148
Other long-term liabilities	(2,518)	(2,586)	-	-	(5,104)
Changes in other components of working capital	25,251	(268,525)	20,593	-	(222,681)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(20,209)	(75,767)	28,113	-	(67,863)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(15,041)	(26,311)	-	-	(41,352)
Proceeds from sale of property and equipment	364	11,395	-	-	11,759
Investment in available-for-sale securities	-	(535)	-	-	(535)
Proceeds from sale of available-for-sale securities	16,553	-	-	-	16,553
Change in restricted cash	(3,251)	(29)	-	-	(3,280)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(1,375)	(15,480)	-	-	(16,855)

Cash Flows from Financing Activities:
Proceeds from debt	688,425	-	-	-	688,425
Repayment of debt	(601,282)	(24,840)	-	-	(626,122)
Business acquisition related payments	(11,462)	-	-	-	(11,462)
Issuance of common stock and effect of cashless
exercise	(308)	-	-	-	(308)
Debt issuance costs	(1,999)	-	-	-	(1,999)
Increase (decrease) in intercompany advances	(122,063)	137,980	(15,917)	-	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(48,689)	113,140	(15,917)	-	48,534

Net Increase (Decrease) in Cash and Cash Equivalents	(70,273)	21,893	12,196	-	(36,184)
Cash and Cash Equivalents at Beginning of Year	134,936	52,492	16,812	-	204,240
Cash and Cash Equivalents at End of Year	$64,663	$74,385	$29,008	$-	$168,056

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2011
(In Thousands)

	Tutor		Non-
	Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$86,148	$111,125	$7,396	$(118,521)	$86,148

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	6,143	41,194	294	-	47,631
Equity in earnings of subsidiaries	(118,521)	-	-	118,521	-
Stock-based compensation expense	8,818	-	-	-	8,818
Adjustment of investments to fair value	4,750	-	-	-	4,750
Excess income tax benefit from stock-based compensation	(18)	-	-	-	(18)
Deferred income taxes	8,054	2,800	-	-	10,854
Loss on sale of investments	10	-	-	-	10
(Gain) loss on sale of property and equipment	(142)	(584)	-	-	(726)
Gain on bargain purchase	(47)	-	-	-	(47)
Other non-cash items	(659)	58	-	-	(601)
Other long-term liabilities	(9,964)	(3,855)	-	-	(13,819)
Changes in other components of working capital	(18,898)	(164,460)	8,738	-	(174,620)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(34,326)	(13,722)	16,428	-	(31,620)

Cash Flows from Investing Activities:
Acquisition, net of cash balance acquired	(341,898)	-	-	-	(341,898)
Acquisition of property and equipment	(24,549)	(42,198)	-	-	(66,747)
Proceeds from sale of property and equipment	20	10,029	-	-	10,049
Proceeds from sale of available-for-sale securities	21,200	8,991	-	-	30,191
Change in restricted cash	(3,435)	(3,381)	-	-	(6,816)
NET CASH USED BY INVESTING ACTIVITIES	(348,662)	(26,559)	-	-	(375,221)

Cash Flows from Financing Activities:
Proceeds from debt	599,832	101,921	-	-	701,753
Repayment of debt	(488,592)	(66,377)	-	-	(554,969)
Business acquisition related payments	(1,904)	-	-		(1,904)
Excess income tax benefit from stock-based
compensation	18	-	-	-	18
					-
Issuance of common stock and effect of cashless exercise	(191)	-	-	-	(191)
Debt issuance costs	(5,004)	-	-	-	(5,004)
Increase (decrease) in intercompany advances	191,609	(162,857)	(28,752)	-	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	295,768	(127,313)	(28,752)	-	139,703

Net Decrease in Cash and Cash Equivalents	(87,220)	(167,594)	(12,324)	-	(267,138)
Cash and Cash Equivalents at Beginning of Year	222,156	220,086	29,136	-	471,378
Cash and Cash Equivalents at End of Year	$134,936	$52,492	$16,812	$-	$204,240

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2010
(In Thousands)

	Tutor		Non-
	Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$103,500	$77,723	$2,883	$(80,606)	$103,500

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,281	25,761	292	-	31,334
Equity in earnings of subsidiaries	(80,606)	-	-	80,606	-
Stock-based compensation expense	12,752	-	-	-	12,752
Adjustment of investments to fair value	5,520	222	-	-	5,742
Excess income tax benefit from stock-based compensation	(218)	-	-	-	(218)
Deferred income taxes	(3,705)	(121)	-	-	(3,826)
Loss on sale of investments	312	-	-	-	312
(Gain) loss on sale of property and equipment	69	893	-	-	962
Other non-cash items	(12)	(74)	-	-	(86)
Other long-term liabilities	9,932	(15,285)	-	-	(5,353)
Changes in other components of working capital	5,869	(116,505)	(8,941)	-	(119,577)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	58,694	(27,386)	(5,766)	-	25,542

Cash Flows from Investing Activities:
Acquisition, net of cash balance acquired	(30,924)	-	-	-	(30,924)
Acquisition of property and equipment	(6,186)	(18,781)	(233)	-	(25,200)
Proceeds from sale of property and equipment	2	1,809	-	-	1,811
Proceeds from sale of available-for-sale securities	7,066	-	-	-	7,066
Change in restricted cash	(23,550)	-	-	-	(23,550)
NET CASH USED BY INVESTING ACTIVITIES	(53,592)	(16,972)	(233)	-	(70,797)

Cash Flows from Financing Activities:
Proceeds from issuance of senior unsecured notes, net of debt discount	297,774	-	-	-	297,774
Proceeds from debt	2,463	4,340	-	-	6,803
Repayment of debt	(13,126)	(17,246)	(5,388)	-	(35,760)
Business acquisition related payments	(2,270)	(3,734)	-		(6,004)
Purchase of common stock under share repurchase program	(39,391)	-	-	-	(39,391)
Common stock dividend paid	(47,090)	-	-	-	(47,090)
Excess income tax benefit from stock-based compensation	218	-	-	-	218
Issuance of common stock and effect of cashless exercise	(325)	-	-	-	(325)
Debt issuance costs	(7,901)	-	-	-	(7,901)
Increase (decrease) in intercompany advances	(239,469)	222,696	16,773	-	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(49,117)	206,056	11,385	-	168,324

Net Increase (Decrease) in Cash and Cash Equivalents	(44,015)	161,698	5,386	-	123,069
Cash and Cash Equivalents at Beginning of Year	266,171	58,388	23,750	-	348,309
Cash and Cash Equivalents at End of Year	$222,156	$220,086	$29,136	$-	$471,378

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tutor Perini Corporation
Sylmar, California

We have audited the accompanying consolidated balance sheets of Tutor Perini Corporation and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tutor Perini Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche, LLP

Los Angeles, California

February 22, 2013

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

10.7
Fifth Amended and Restated Credit Agreement, dated as of August 3, 2011, among Tutor Perini Corporation, the subsidiaries of Tutor Perini named therein, and Bank of America, N.A., and the other lenders that are parties thereto (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 4, 2011).

10.8
First Amendment to Fifth Amended and Restated Credit Agreement, dated as of August 2, 2012, among Tutor Perini Corporation, the subsidiaries of Tutor Perini named therein, and Bank of America, N.A., and the other lenders that are parties thereto – (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 7, 2012).

10.9
Promissory Note, dated July 1, 2011, issued by Tutor Perini Corporation to GreenStar IH Rep LLC, in its capacity as the Interest Holder Representative on behalf of certain equity holders of GreenStar (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 6, 2011).

10.10*	Employment Agreement dated as of March 21, 2011, by and between Tutor Perini Corporation and James A. Frost (incorporated by reference to Exhibit 10.1 to Form 8−K filed on March 24, 2011).

10.11*	Employment Agreement dated as of June 1, 2012, by and between Tutor Perini Corporation and Ronald N. Tutor (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 1, 2012).

10.12*	2009 General Incentive Compensation Plan (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Form DEF 14A filed on April 17, 2009).

Exhibit 21	Subsidiaries of Tutor Perini Corporation - filed herewith.

Exhibit 23	Consent of Independent Registered Public Accounting Firm - filed herewith.

Exhibit 24	Power of Attorney - filed herewith.

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

Exhibit 95	Mine Safety Disclosure – filed herewith.

Exhibit 101.INS**	XBRL Instance Document.

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

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