Form 10-Q
period 2013-03-31
TUTOR PERINI Corp
filed 2013-05-02
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at April 30, 2013 was 47,575,692.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

Part I.  — Financial Information

Item 1.  Financial Statements

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2013 AND DECEMBER 31, 2012

(in thousands, except share data)

	March 31, 2013
	(unaudited)	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$132,318	$168,056
Restricted cash	45,231	38,717
Accounts receivable, including retainage	1,331,555	1,224,613
Costs and estimated earnings in excess of billings	479,361	465,002
Deferred income taxes	9,721	10,071
Other current assets	74,500	75,388
Total current assets	2,072,686	1,981,847

LONG-TERM INVESTMENTS	46,283	46,283

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $154,405 in 2013 and $146,553 in 2012)	487,385	485,095

OTHER ASSETS:
Goodwill	570,646	570,646
Intangible assets, net	123,551	126,821
Other	86,887	85,718
Total assets	$3,387,438	$3,296,410

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (continued)

MARCH 31, 2013 AND DECEMBER 31, 2012

(in thousands, except share data)

	March 31, 2013
	(unaudited)	December 31, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$67,330	$67,710
Accounts payable, including retainage	705,916	696,473
Billings in excess of costs and estimated earnings	295,265	301,761
Accrued expenses and other current liabilities	176,249	168,326
Total current liabilities	1,244,760	1,234,270

LONG-TERM DEBT, less current maturities	737,083	669,380

DEFERRED INCOME TAXES	109,988	109,900

OTHER LONG-TERM LIABILITIES	133,909	138,996
Total liabilities	2,225,740	2,152,546

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY:
Preferred stock, $1 par value:
Authorized — 1,000,000 shares
Issued and outstanding — none	—	—
Common stock - $1 par value: 75,000,000 shares authorized;
Shares issued and outstanding: 47,575,692 shares and 47,556,056 shares	47,576	47,556
Additional paid-in capital	1,005,534	1,002,603
Retained earnings	152,079	137,279
Accumulated other comprehensive loss	(43,491)	(43,574)
Total stockholders’ equity	1,161,698	1,143,864

Total liabilities and stockholders’ equity	$3,387,438	$3,296,410

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

(in thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2013	2012

Revenues	$992,928	$912,534

Cost of operations	892,571	826,375

Gross profit	100,357	86,159

General and administrative expenses	64,278	69,196

INCOME FROM CONSTRUCTION OPERATIONS	36,079	16,963

Other expense, net	(827)	(2,308)
Interest expense	(11,336)	(11,082)

Income before income taxes	23,916	3,573

Provision for income taxes	(9,116)	(4,776)

NET INCOME (LOSS)	$14,800	$(1,203)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.31	$(0.03)

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.31	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	47,559	47,330
Effect of dilutive stock options and restricted stock units	954	—
DILUTED	48,513	47,330

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2013	2012

NET INCOME (LOSS)	$14,800	$(1,203)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation (net of tax of $(149) and $198)	(186)	323
Change in fair value of investments (net of tax of $77 and $154)	101	202
Change in fair value of interest rate swap (net of tax of $112 and $(420))	168	(685)
Realized loss on sale of investments recorded in net income (loss) (net of tax of $0 and $1,219)	—	2,005
Total other comprehensive income	83	1,845

TOTAL COMPREHENSIVE INCOME	$14,883	$642

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(in thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total

Balance - December 31, 2012	$47,556	$1,002,603	$137,279	$(43,574)	$1,143,864
Net income	—	—	14,800	—	14,800
Other comprehensive income				83	83
Total comprehensive income					14,883
Tax effect of stock-based compensation	—	32	—	—	32
Stock-based compensation expense	—	3,078	—	—	3,078
Issuance of common stock, net	20	(179)	—	—	(159)
Balance - March 31, 2013	$47,576	$1,005,534	$152,079	$(43,491)	$1,161,698

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$14,800	$(1,203)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	13,793	15,790
Stock-based compensation expense	3,078	3,419
Deferred income taxes	348	5,693
Adjustment of interest rate swap to fair value	—	264
Loss on sale of investments	—	2,699
Gain on sale of property and equipment	(76)	(79)
Other long-term liabilities	1,851	214
Other non-cash items	(197)	767
Changes in other components of working capital	(118,052)	(52,602)
NET CASH USED IN OPERATING ACTIVITIES	(84,455)	(25,038)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(12,179)	(10,649)
Proceeds from sale of property and equipment	239	3,968
Investments in available-for-sale securities	—	(535)
Proceeds from sale of available-for-sale securities	—	16,553
Change in restricted cash	(6,514)	(13)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(18,454)	9,324

Cash Flows from Financing Activities:
Proceeds from debt	293,014	98,500
Repayment of debt	(225,684)	(95,107)
Business acquisition related payments	—	(1,188)
Issuance of common stock and effect of cashless exercise	(159)	(307)
Debt issuance costs	—	(10)
NET CASH PROVIDED BY FINANCING ACTIVITIES	67,171	1,888

Net Decrease in Cash and Cash Equivalents	(35,738)	(13,826)
Cash and Cash Equivalents at Beginning of Year	168,056	204,240
Cash and Cash Equivalents at End of Period	$132,318	$190,414

Supplemental Disclosure of Cash Paid (Received) For:
Interest	$5,107	$3,320
Income taxes	$(2,902)	$781
Supplemental Disclosure of Non-cash Transactions:
Property and equipment acquired through financing arrangements	$—	$2,050
Grant date fair value of common stock issued for services	$439	$1,421

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

The unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification.  These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2013 and December 31, 2012, results of operations and comprehensive income for the three months ended March 31, 2013 and 2012, and cash flows for the three months ended March 31, 2013 and 2012. The results of operations for the three months ended March 31, 2013 are not indicative of the results that may be expected for the year ending December 31, 2013 because, among other reasons, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

Prior to the quarterly reporting period ended June 30, 2012, the Company had presented payments related to the deferred purchase price obligation of previous acquisitions within cash flows used by investing activities in the Consolidated Condensed Statement of Cash Flows. The Company corrected this presentation to appropriately reflect the cash paid to settle the liability recognized at fair value at the conclusion of the measurement period within cash flows used by financing activities, and the remaining cash paid (e.g., changes in fair value of the liability after the conclusion of the measurement period) was reclassified within cash flows used by operating activities. For the three months ended March 31, 2012, this correction resulted in an increase in cash flows provided by investing activities of $1.2 million, and a corresponding decrease in cash flows provided by financing activities of $1.2 million in the Consolidated Condensed Statement of Cash Flows. There was no impact on the Company’s Consolidated Condensed Statements of Operations or Balance Sheets.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.

(2)               Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to such financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued Accounting Standard Update (“ASU”) 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” a staff position that gives an entity the option to make a qualitative evaluation about the likelihood of indefinite-lived intangible asset impairment. An entity that adopts this option will be required to perform the quantitative test only if it concludes that the fair value of the indefinite-lived intangible asset is more likely than not less than its carrying value. The effective date is for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this update did not have a material effect on the Company’s financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In January 2013, the FASB issued ASU 2013-01, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.”  ASU 2013-01 is effective for the fiscal years beginning on or after January 1, 2013, and interim periods within.  Retrospective application is required for any period presented that begins before the entity’s initial application of the new requirements.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” an amendment to FASB ASC Topic 220, “Comprehensive Income”. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective prospectively for the Company fiscal years, and interim periods within those years beginning after December 15, 2012.  The adoption of this guidance did not have any impact on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-04, which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This ASU is an update to FASB ASC Topic 405, “Liabilities”. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The Company is currently evaluating the impact of this guidance on its financial statements.

Use of and Changes in Estimates

The Company’s construction business involves making significant estimates and assumptions in the normal course of business relating to its contracts and its joint venture contracts. Management focuses on evaluating the performance of contracts individually. These estimates can vary in the normal course of business as projects progress, when estimated productivity assumptions change based on experience to date and uncertainties are resolved.  Change orders and claims, as well as changes in related estimates of costs to complete, are considered revisions in estimates. The Company uses the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. The impact on operating margin in a reporting period and future periods from a change in estimate will depend on the stage of contract completion. There were no significant changes in contract estimates at completion that impacted gross profit for both the three months ended March 31, 2013 and 2012.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(3)                                 Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include short-term, highly liquid investments with original maturities of three months or less when acquired.

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

Cash and cash equivalents and restricted cash consisted of the following:

	March 31,	December 31,
	2013	2012
	(in thousands)
Corporate cash and cash equivalents (available for general corporate purposes)	$35,107	$70,780
Company’s share of joint venture cash and cash equivalents (available only for joint venture purposes, including future distributions)	97,211	97,276
Total Cash and Cash Equivalents	$132,318	$168,056

Restricted Cash	$45,231	$38,717

(4)                                 Costs and estimated earnings in excess of billings

Costs and estimated earnings in excess of billings related to the Company’s contracts and joint venture contracts consisted of the following:

	March 31,	December 31,
	2013	2012
	(in thousands)
Unbilled costs and profits incurred to date*	$170,088	$157,119
Unapproved change orders	133,523	141,596
Claims	175,750	166,287
	$479,361	$465,002

* Represents the excess of contract costs and profits recognized to date on the percentage of completion accounting method over the amount of contract billings to date on certain contracts.

Of the balance of “Unapproved change orders” and “Claims” included above in costs and estimated earnings in excess of billings at March 31, 2013 and December 31, 2012, approximately $62.5 million and $62.0 million, respectively, are amounts subject to pending litigation or dispute resolution proceedings as described in Note 7 — Contingencies and Commitments.  These amounts are management’s estimate of the probable cost recovery from the disputed claims considering such factors as evaluation of entitlement, settlements reached to date and experience with the customer.  In the event that future facts and circumstances, including the resolution of disputed claims, cause a reduction in the aggregate amount of the estimated probable cost recovery from the disputed claims, the amount of such reduction will be recorded against earnings in the relevant future period.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The prerequisite for billing “Unbilled costs and profits incurred to date” is provided in the defined billing terms of each of the applicable contracts.  The prerequisite for billing “Unapproved change orders” or “Claims” is the final resolution and agreement between the parties.

(5)                                 Fair Value Measurements

The Company measures certain financial instruments, including cash and cash equivalents, such as money market funds, at fair value.  The fair values were determined based on a three-tier valuation hierarchy for disclosure of significant inputs.  These hierarchical tiers are defined as follows:

Level 1 — inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 — inputs are other than quoted prices in active markets that are either directly or indirectly observable through market corroboration.

Level 3 — inputs are unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions based on the best information available in the circumstances.

The carrying amount of cash and cash equivalents approximates fair value due to the short-term nature of these items. The carrying value of receivables, payables and other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, is estimated to approximate fair value.  Of the Company’s long-term debt, the fair values of the fixed rate senior unsecured notes as of March 31, 2013 and December 31, 2012 were $315.0 million and $309.8 million, respectively, compared to the carrying value of $298.3 million at both March 31, 2013 and December 31, 2012.  The fair value of the senior unsecured notes was estimated using Level 1 inputs based on market quotations including broker quotes or interest rates for the same or similar financial instruments at March 31, 2013 and December 31, 2012.  The carrying values of the remaining balance of the Company’s long-term debt of $506.1 million and $438.8 million at March 31, 2013 and December 31, 2012, respectively, were estimated to approximate their fair values.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following is a summary of financial statement items carried at estimated fair values measured on a recurring basis as of the dates presented:

At March 31, 2013

		Fair Value Measurements Using
			Significant
		Quoted prices	other	Significant
	Total	in active	observable	unobservable
	Carrying	markets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Cash and cash equivalents (1)	$132,318	$132,318	$—	$—
Restricted cash (1)	45,231	45,231	—	—
Short-term investments (2)	3,028	799	2,229	—
Investments in lieu of retainage (3)	21,196	8,705	12,491	—
Long-term investments - auction rate securities (4)	46,283	—	—	46,283
Total	$248,056	$187,053	$14,720	$46,283

Liabilities:
Interest rate swap contract (5)	$1,643	$—	$1,643	$—
Contingent Consideration (6)	44,004	—	—	44,004
	45,647	$—	$1,643	$44,004

At December 31, 2012

		Fair Value Measurements Using
			Significant
		Quoted prices	other	Significant
	Total	in active	observable	unobservable
	Carrying	markets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Cash and cash equivalents (1)	$168,056	$168,056	$—	$—
Restricted cash (1)	38,717	38,717	—	—
Short-term investments (2)	2,679	—	2,679	—
Investments in lieu of retainage (3)	21,934	10,553	11,381	—
Long-term investments - auction rate securities (4)	46,283	—	—	46,283
Total	$277,669	$217,326	$14,060	$46,283

Liabilities:
Interest rate swap contract (5)	$1,923	$—	$1,923	$—
Contingent consideration (6)	42,624	—	—	42,624
	$44,547	$—	$1,923	$42,624

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)               Cash, cash equivalents and restricted cash consist primarily of money market funds with original maturity dates of three months or less, for which fair value is determined through quoted market prices.

(2)               Short-term investments are classified as other current assets and are comprised of U.S. Treasury Notes and municipal bonds, the majority of which are rated Aa2 or better.  The fair values of the municipal bonds are obtained from readily-available pricing sources for comparable instruments, and as such, the Company has classified these assets as Level 2.

(3)               Investments in lieu of retainage are classified as account receivables, including retainage and are comprised of U.S. Treasury Notes and other municipal bonds, the majority of which are rated Aa3 or better.  The fair values of the U.S. Treasury Notes and municipal bonds are obtained from readily-available pricing sources for comparable instruments, and as such, the Company has classified these assets as Level 2.

(4)               At both March 31, 2013 and December 31, 2012 the Company had $46.3 million invested in auction rate securities (“ARS”) which the Company considers as available-for-sale long-term investments.  The long-term investments in ARS held by the Company at both March 31, 2013 and December 31, 2012 are in securities collateralized by student loan portfolios.  At both March 31, 2013 and December 31, 2012, most of the Company’s ARS were rated AA+.

(5)               As discussed in Note 10 — Financial Commitments, the Company entered into a swap agreement with Bank of America, N.A. to establish a long-term interest rate for its $200 million five-year term loan.  The swap agreement became effective for the term loan principal balance outstanding at January 31, 2012 and will remain effective through the maturity date of the term loan.  The Company values the interest rate swap liability utilizing a discounted cash flow model that takes into consideration forward interest rates observable in the market and the counterparty’s credit risk.  This liability is classified as a component of other long-term liabilities.

(6)               The liabilities listed as of March 31, 2013 and December 31, 2012 above represent the contingent consideration for the Company’s acquisitions in 2011 for which the measurement periods for purchase price analyses for the acquisitions have concluded.

The Company did not have any transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the three months ended March 31, 2013 and 2012.

The following is a summary of changes in Level 3 assets measured at fair value on a recurring basis during the three months ended March 31, 2013 and 2012:

Auction Rate
Securities
(in thousands)
Balance at December 31, 2012	$46,283
Purchases	—
Settlements	—
Realized loss included in other income (expense), net	—
Reversal of pretax impairment charges included in accumulated other comprehensive income (loss)	—
Balance at March 31, 2013	$46,283

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Auction Rate
Securities
(in thousands)
Balance at December 31, 2011	$62,311
Purchases	—
Settlements	(16,553)
Realized loss included in other income (expense), net	(2,699)
Reversal of pretax impairment charges included in accumulated other comprehensive income (loss)	3,224
Balance at March 31, 2012	$46,283

At both March 31, 2013 and December 31, 2012, the Company had $46.3 million invested in auction rate securities (“ARS”) classified as available-for-sale.  All of the ARS are securities collateralized by student loan portfolios guaranteed by the United States government.  At both March 31, 2013 and December 31, 2012, most of the Company’s ARS were rated AA+.

The Company has classified its ARS investment as long-term investments due to the uncertainty in the timing of future ARS calls and the absence of an active market for government-backed student loans.  The Company expects that it will take in excess of twelve months before the ARS can be refinanced or sold.

During the three months ended March 31, 2012, the Company sold one ARS at auction for its full par value and two ARS in a secondary market. The settlement of the three securities resulted in a realized loss included in other income (expense), net of $2.7 million.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Based on the fair value assessment performed as of March 31, 2013, the Company does not believe that any change to the carrying value of the ARS is appropriate as the carrying value is within the range of fair market values.

The following is a summary of changes in Level 3 liabilities measured at fair value on a recurring basis during the three months ended March 31, 2013 and 2012:

Contingent
Consideration
(in thousands)
Balance at December 31, 2012	$42,624
Fair value adjustments included in other income (expense), net	1,380
Balance at March 31, 2013	$44,004

Contingent
Consideration
(in thousands)
Balance at December 31, 2011	$51,555
Fair value adjustments included in other income (expense), net	142
Balance at March 31, 2012	$51,697

The liabilities listed above represent the contingent consideration for the acquisitions in 2011 for which the measurement periods for purchase price analyses have concluded.

The fair values of the contingent consideration were estimated using an income approach based on the cash flows that the acquired entity is expected to generate in the future. This approach requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multi-year period, as well as determine the weighted-average cost of capital to be used as a discount rate (weighted-average cost of capital inputs have ranged from 14-18%).

(6)               Goodwill and Intangible Assets

The Company tests goodwill and intangible assets with indefinite lives for impairment by applying a fair value test in the fourth quarter of each year and between annual tests if events occur or circumstances change that suggest a material adverse change to the most recently concluded valuation.  Intangible assets with finite lives are also tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not observe any changes in facts or circumstances during the three months ended March 31, 2013 that would suggest a material decline in the value of goodwill and intangible assets as concluded in the fourth quarter of the year ended December 31, 2012.  At December 31, 2012, the fair value of the Management Services reporting unit exceeded its carrying value by 4.5%, while the fair values of the Building, Civil and Specialty Contractors reporting units exceeded their carrying values by more than 10%.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following table presents the carrying amount of goodwill allocated to the Company’s reporting units as of March 31, 2013:

			Specialty	Management
(in thousands)	Building	Civil	Contractors	Services	Total

Gross Goodwill Balance	$420,267	$429,893	$141,833	$66,638	$1,058,631
Accumulated Impairment	(409,765)	(55,740)	—	(22,480)	(487,985)
Balance at December 31, 2012	$10,502	$374,153	$141,833	$44,158	$570,646
Impairment charge	—	—	—	—	—
Balance at March 31, 2013	$10,502	$374,153	$141,833	$44,158	$570,646

Intangible assets consist of the following:

	March 31, 2013				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
	Cost	Amortization	Charge	Value	Period
	(in thousands)

Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(4,475)	(23,232)	46,643	20 years
Contractor license	6,000	—	(6,000)	—	Indefinite
Customer relationships	39,800	(13,351)	(16,645)	9,804	11.4 years
Construction contract backlog	73,706	(57,012)	—	16,694	3.6 years
Total	$311,456	$(74,838)	$(113,067)	$123,551

	December 31, 2012				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
	Cost	Amortization	Charge	Value	Period
	(in thousands)

Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(3,854)	(23,232)	47,264	20 years
Contractor license	6,000	—	(6,000)	—	Indefinite
Customer relationships	39,800	(13,029)	(16,645)	10,126	11.4 years
Construction contract backlog	73,706	(54,685)	—	19,021	3.6 years
Total	$311,456	$(71,568)	$(113,067)	$126,821

Amortization expense for the three months ended March 31, 2013 and 2012 totaled $3.3 million and $5.0 million, respectively.  As of March 31, 2013, amortization expense is estimated to be $9.8 million for the remainder of 2013, $11.9 million in 2014, $5.3 million in 2015, $3.5 million in 2016, $3.5 million in 2017 and $39.1 million thereafter.

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

Between 2005 and 2010, the court granted certain Joint Venture motions and LAMTA capitulated on others, which reduced the number of false claims LAMTA may seek and limited LAMTA’s claims for damages and penalties. In September 2010, LAMTA dismissed its remaining claims and agreed to pay the entire amount of the Joint Venture’s remaining claims plus interest. The Court subsequently entered judgment in favor of TSP and against LAMTA in the amount of $3.0 million after deducting $0.5 million, representing the tunnel handrail verdict plus accrued interest against TSP. The parties filed post-trial motions for costs and fees. The Court ruled that TSP’s sureties could recover costs, LAMTA could recover costs for the tunnel handrail trial, and no party could recover attorneys’ fees. TSP is appealing the false claims jury verdict on the tunnel handrail claim and other issues, including the denial of TSP’s and its sureties’ request for attorneys’ fees. LAMTA subsequently filed its notice of cross-appeal. In March 2012, the Court finalized the preparation of the record for the Court of Appeal; opening briefs were filed in August 2012 for the main appeal and September 2012 for the appeal of the Court’s denial of attorneys’ fees to TSP and its sureties. The appeal of this case is expected to take at least a year.

The Company does not expect this matter to have any material effect on its consolidated financial statements.

Perini/Kiewit/Cashman Joint Venture-Central Artery/Tunnel Project Matter

Perini/Kiewit/Cashman Joint Venture (“PKC”), a joint venture in which the Company holds a 56% interest and is the managing partner, is currently pursuing a series of claims, instituted at different times since 2000, for additional contract time and/or compensation against the Massachusetts Highway Department (“MHD”) for work performed by PKC on a portion of the Central Artery/Tunnel (“CA/T”) project in Boston, Massachusetts. During construction, MHD ordered PKC to perform changes to the work and issued related direct cost changes with an estimated value, excluding time delay and inefficiency costs, in excess of $100 million. In addition, PKC encountered a number of unforeseen conditions during construction that greatly increased PKC’s cost of performance. MHD has asserted counterclaims for liquidated damages and backcharges.

Certain of PKC’s claims have been presented to a Disputes Review Board (“DRB”), which consists of three construction experts chosen by the parties. To date, five DRB panels have issued several awards and interim decisions in favor of PKC’s claims, amounting to total awards to PKC in excess of $128 million plus interest, of which $110 million were binding awards.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In December 2010, the Suffolk County Superior Court granted MHD’s motion for summary judgment to vacate the Third DRB Panel’s awards to PKC for approximately $56.5 million. The Court granted the motion on the grounds that the arbitrators do not have authority to decide whether particular claims are subject to the arbitration provision of the contract. MHD subsequently moved to vacate approximately $13.7 million of the Fourth DRB Panel’s total awards to PKC on the same arbitrability basis that the Third DRB’s awards were vacated. In October 2011, the Suffolk County Superior Court followed its earlier arbitrability rulings holding that the Fourth DRB exceeded its authority in deciding arbitrability with respect to certain of the Fourth DRB Panel’s awards (approximately $8 million of the $13.7 million discussed above). PKC appealed the Superior Court decisions and in January 2013, the Superior Court decisions were affirmed in MHDs favor.  The Appeals Court remanded the case back to the lower court to determine how and by whom the claims must be decided. PKC filed an application for further appellate review by the Massachusetts Supreme Judicial Court and a motion for reconsideration in the Appeals Court.  The Appeals Court rejected PKC’s petition for rehearing.  The Massachusetts Supreme Judicial Court deferred its decision to a later date.  No trial date has been set in any of the cases or decisions.

In February 2012, PKC received a $22 million payment for an interest award associated with the Second DRB panel’s awards to PKC. In January 2013, PKC received a $14.8 million payment for backcharges and interest associated with the Fourth DRB panel’s awards to PKC that were confirmed.

Management has made an estimate of the anticipated recovery on this project, and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Long Island Expressway/Cross Island Parkway Matter

The Company reconstructed the Long Island Expressway/Cross Island Parkway Interchange project for the New York State Department of Transportation (the “NYSDOT”). The $130 million project was substantially completed in January 2004 and was accepted by the NYSDOT as finally complete in February 2006. The Company incurred significant added costs in completing its work and suffered extended schedule costs due to numerous design errors, undisclosed utility conflicts, lack of coordination with local agencies and other interferences for which the Company believes that the NYSDOT is responsible.

In March 2011, the Company filed its claim and complaint with the New York State Court of Claims and served to the New York State Attorney General’s Office, seeking damages in the amount of $53.8 million. In May 2011, the NYSDOT filed a motion to dismiss the Company’s claim on the grounds that the Company had not provided required documentation for project closeout and filing of a claim. In September 2011, the Company reached agreement on final payment with the Comptroller’s Office on behalf of the NYSDOT which resulted in an amount of $0.5 million payable to the Company and formally closed out the project, which allowed the Company’s claim to be re-filed. The Company re-filed its claim in the amount of $53.8 million with the NYSDOT in February 2012 and with the Court of Claims in March 2012. In May 2012, the NYSDOT served its answer and counterclaims in the amount of $151 million alleging fraud in the inducement and punitive damages related to disadvantaged business enterprise (“DBE”) requirements for the project. The Company does not expect the counterclaim to have any material effect on its consolidated financial statements.

Management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Gaylord Hotel and Convention Center Matter

In 2005, Gaylord National, LLC (“Gaylord”), as Owner, and Perini Building Company, Inc. / Tompkins Builders, Joint Venture (“PTJV”), as Construction Manager, entered into a contract to construct the Gaylord National Resort and Convention Center project  in Maryland. The project is complete and as part of its settlement with Gaylord reached in November 2008, PTJV agreed to pay all subcontractors and defend all claims and lien actions by them relating to the project. PTJV has closed out most subcontracts. Resolution of the issues with the remaining subcontractors may require mediation, arbitration and/or trial.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PTJV is pursuing an insurance claim for approximately $40 million related to work performed by Banker Steel Company, Inc. (“Banker Steel”), a subcontractor, including $11 million for business interruption costs incurred by Gaylord which have effectively been assigned to PTJV. In November 2009, PTJV filed suit against Factory Mutual Insurance Co. (“FM”) in the Maryland federal district court alleging FM breached the insurance contracts and for declaratory judgment with respect to the insurance coverage. In December 2010, PTJV filed suit against ACE American Insurance Company (“ACE”) in Maryland federal district court alleging ACE breached the general liability insurance contract and acted in bad faith, and PTJV requested a declaratory judgment with respect to the insurance coverage. FM and ACE each brought separate motions for summary judgment. In October, 2012, FM’s motion was denied; ACE’s motion was granted. PTJV is in the process of appealing the ACE decision and exploring a potential mediation or settlement as discussions continue with FM and ACE.  Trial is scheduled for July 23, 2013.

Management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

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

In January 2010, the Bankruptcy Court approved the sale of the property to Icahn Nevada Gaming Acquisition, LLC, and this transaction closed in February 2010. As a result of a July 2010 ruling relating to certain priming liens, there is now approximately $125 million set aside from this sale, which is available for distribution to satisfy the creditor claims based on seniority. The total estimated sustainable lien amount is approximately $350 million. The project lender filed suit against the mechanic’s lien claimants, including DMI and Fisk, alleging that certain mechanic’s liens are invalid and that all mechanic’s liens are subordinate to the lender’s claims against the property. The Nevada Supreme Court ruled in October 2012 in an advisory opinion at the request of the Bankruptcy Court that lien priorities would be determined in favor of the mechanic lien holders under Nevada law. Discovery in the bankruptcy matter is currently stayed until the Bankruptcy Court rules on pending motions to dismiss filed by the lienholders.

Management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

MGM CityCenter Matter

Tutor Perini Building Corp. (“TPBC”) (formerly Perini Building Company, Inc.), a wholly owned subsidiary of the Company, contracted with MGM MIRAGE Design Group (“MGM”) in March 2005 to construct the CityCenter project in Las Vegas, Nevada. The project, which encompasses nineteen separate contracts, is a 66-acre urban mixed use development consisting of hotels, condominiums, retail space and a casino.

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

In a Current Report on Form 8-K filed by MGM in March 2010, and in subsequent communications issued, MGM has asserted that it believes it owes substantially less than the claimed amount and that it has claims for losses in connection with the construction of the Harmon Tower and is entitled to unspecified offsets for other work on the project. According to MGM, the total of the offsets and the Harmon Tower claims exceed the amount claimed by the Company.

In May 2010, MGM filed a counterclaim and third party complaint against the Company and its subsidiary TPBC. The court granted the Company and MGM’s joint motion to consolidate all subcontractor initiated actions into the main CityCenter lawsuit. In July 2012, the Court granted MGM’s motion to demolish the Harmon Tower, one of the CityCenter buildings, as a “business decision.”

Evidence had been presented at the Harmon related hearings that the Harmon Tower could be repaired for approximately $21 million, more than $15 million of which is due to design defects that are MGM’s responsibility. In mid-September 2012, MGM filed a request for additional destructive testing in the Harmon Tower. In October 2012, the Court ruled it would allow additional testing but with certain conditions including but not limited to the Court’s withdrawing MGM’s right to demolish the Harmon Tower and severing the Harmon Tower defects issue from the rest of the case. In February 2013, MGM filed third-party complaints against the project designers.  In early April 2013, MGM started additional testing in the Harmon Tower.

The Court ordered a settlement conference to be held in August 2013.  Trial has been scheduled for January 2014.

With respect to alleged losses at the Harmon Tower, the Company has contractual indemnities from the responsible subcontractor, as well as existing insurance coverage that it expects will be available and sufficient to cover any liability that may be associated with this matter. The Company’s insurance carrier initiated legal proceedings seeking declaratory relief that their insurance policies do not provide for defense or coverage for matters pertaining to the Harmon Towers. Those proceedings are stayed pending the outcome of the underlying dispute in Nevada District Court. The Company is not aware of a basis for other claims that would amount to material offsets against what MGM owes to the Company. The Company does not expect this matter to have any material effect on its consolidated financial statements.

As of March 2013, MGM has reached agreements with subcontractors to settle at a discount $302.8 million of amounts previously billed to MGM. The Company has reduced and will continue to reduce amounts included in revenues, cost of construction operations, accounts receivable and accounts payable for the reduction in subcontractor pass-through billings, which the Company would not expect to have an impact on recorded profit. As of March 2013, the Company had approximately $192 million recorded as contract receivables for amounts due and owed to the Company and its subcontractors. In December 2011, a portion of the amounts owed to one of the Company’s subsidiaries, Fisk, was paid for approximately $15 million. Included in the Company’s receivables are pass-through subcontractor billings for contract work and retention, and other requests for equitable adjustment for additional work in the amount of $48 million. As of March 2013, the Company’s mechanic’s lien against the project was $191.3 million.

Management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Honeywell Street/Queens Boulevard Bridges Matter

In 1999, the Company was awarded a contract for reconstruction of the Honeywell Street/Queens Boulevard Bridges project for the City of New York (the “City”). In June 2003, after substantial completion of the project, the Company initiated an action to recover $8.75 million in claims against the City on behalf of itself and its subcontractors. In March 2010, the City filed counterclaims for $74.6 million and other relief, alleging fraud in connection with the DBE requirements for the project. In May 2010, the Company served the City with its response to the City’s counterclaims and affirmative defenses.  No trial date has been set.

The Company does not expect this matter to have any material effect on its consolidated financial statements.

Westgate Planet Hollywood Matter

Tutor-Saliba Corporation (“TSC”), a wholly owned subsidiary of the Company, contracted to construct a time share development project in Las Vegas which was substantially completed in December 2009. The Company’s claims against the owner, Westgate Planet Hollywood Las Vegas, LLC (“WPH”), relate to unresolved owner change orders and other claims. The Company filed a lien on the project in the amount of $23.2 million, and filed its complaint with the District Court, Clark County, Nevada. Several subcontractors have also recorded liens, some of which have been released by bonds and some of which have been released as a result of subsequent payment. Westgate has posted a mechanic’s lien release bond for $22.3 million.

WPH filed a cross-complaint alleging non-conforming and defective work for approximately $51 million, primarily related to alleged defects, misallocated costs, and liquidated damages. Some or all of the allegations will be defended by counsel appointed by TSC’s insurance carrier. WPH has since revised the amount of their counterclaims to approximately $45 million.

Subcontractor claims have settled before trial. Trial on the remaining issues began in October 2012. In late February 2013, the Court ordered judgment in favor of TSC in the amount of $9.0 million plus interest and attorneys’ fees.  The Court also ordered judgment in favor of WPH in the amount of $2.6 million plus interest for defect claims that are anticipated to be paid by the owner-controlled insurance program (“OCIP”) carrier.  Judgment will not be entered until final ruling on the bifurcated OCIP claim, with the OCIP portion of the case now scheduled for trial in May 2013 while the parties continue discussions to resolve the OCIP claim issues.

The Company does not expect this matter to have any material effect on its consolidated financial statements. Management has made an estimate of the total anticipated recovery on this project and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

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

The Company has tendered its claim to the NYCTA OCIP and to Chartis Claims, Inc. (“Chartis”), its insurance carrier. Coverage was denied in January 2011. The OCIP and general liability carriers have filed a declaratory relief action in the United States District Court, Southern District of New York against the Company seeking court determination that no coverage is afforded under their policies. In mid-February 2012, the Company filed a third-party action against certain underwriters (“Lloyd’s”).  In mid-November 2012, the Court granted Chartis’s and Lloyd’s respective motions for summary judgment without oral argument. The Company is appealing those orders.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The parties have agreed to discuss settlement and are engaging in Second Circuit Court of Appeals mediation process.

Management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Brightwater Matter

In 2006, the Department of Natural Resources and Parks Wastewater Treatment Division of King County (“King County”), as Owner, and Vinci Construction Grands Projects/Parsons RCI/Frontier-Kemper, Joint Venture (“VPFK”), as Contractor, entered into a contract to construct the Brightwater Conveyance System and tunnel sections in Washington State. Frontier-Kemper, a wholly owned subsidiary of the Company, is a 20% minority partner in the joint venture.

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

Trial started in early September 2012. In December 2012, a jury verdict was received in favor of King County in the amount of $155.8 million and a verdict in favor of VPFK in the amount of $26.3 million. In late April 2013, the Court ruled on post-trial motions and ordered VPFK’s sureties to pay King County’s attorneys’ fees and costs in the amount of $14.7 million.  All other motions were denied.  VPFK will likely pay the verdict amount and the associated fees in the second quarter of 2013.  VPFK will appeal if the parties are unable to reach a settlement.

The ultimate financial impact of King County’s lawsuit is not yet specifically determinable. In the fourth quarter of 2012, management developed a range of possible outcomes and has recorded a charge to income and a contingent liability of $5.0 million in accrued expenses. In developing a range of possible outcomes, management considered the jury verdict, continued litigation and potential settlement strategies. Management determined that there was no estimate within the range of possible outcomes that was more probable than the other and recorded a liability at the low end of the range. Estimating and recording future outcomes of litigation proceedings require significant judgment and assumptions about the future, which are inherently subject to risks and uncertainties. If a final recovery turns out to be materially less favorable than our estimates, this may have a significant impact on the Company’s financial results. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In June 2007, FSE submitted a Demand for Arbitration against Transit to terminate FSE’s subcontract due to: the execution of a Cure Agreement between the NYCTA, Siemens and Transit, which amended FSE’s rights under the Prime Contract; Transit’s failure to provide information and equipment to allow work to progress according to the approved schedule, and Transit’s failure to tender payment in excess of a year. In June 2012, the arbitration panel awarded FSE a total of approximately $11.9 million to be paid within 45 days, and Transit’s claims were denied. FSE filed a motion to confirm arbitration award in District Court in July 2012. In late August 2012, Transit Technologies filed a cross petition to vacate the award. In November 2012, the Court granted FSE’s petition to confirm the arbitration award and denied Transit Technologies’ cross-petition to vacate the award. In late February 2013, the Court affirmed FSE’s award and entered judgment in the amount of $12.3 million including award, costs and interest.  FSE will pursue its bond claim to recover judgment. The eventual resolution of this matter is not expected to have a material effect on the Company’s consolidated financial statements.

(8)               Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2013 and 2012 were 38.1% and 133.7%, respectively.  The current period income tax expense of $9.1 million includes discrete items of $0.4 million, related mainly to a favorable state audit settlement and an adjustment to state tax attributes.

For financial statement purposes the Company uses the more-likely-than-not recognition threshold and a tax benefit measurement process for recording changes to unrecognized tax benefits. The Company recognizes interest and penalties on any income tax liabilities as a component of its income tax provision. The total amounts of gross unrecognized tax benefits recorded were approximately $4.1 million and $4.0 million as of March 31, 2013 and December 31, 2012, respectively.

The Company’s 2010 U.S. Federal tax return is currently being audited by the Internal Revenue Service.  The Company currently does not expect any material adjustments to arise from this audit.

(9)               Stock-Based Compensation

The Company is authorized to grant up to 6,900,000 stock-based compensation awards to key executives, employees and directors of the Company under the Tutor Perini Corporation Long-Term Incentive Plan (the “Plan”).  The Plan allows stock-based compensation awards to be granted in a variety of forms, including restricted stock awards and stock options. The terms and conditions of the awards granted are established by the Compensation Committee of the Company’s Board of Directors who also administers the Plan.

Restricted Stock Awards

Restricted stock awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets.  Upon vesting, each award is exchanged for one share of the Company’s common stock.  The grant date fair values of these awards are determined based on the closing price of the Company’s stock on either the award date (if subject only to service conditions), or the date that the Compensation Committee establishes the applicable performance target (if subject to performance conditions).  The related compensation expense is amortized over the applicable requisite period.  As of March 31, 2013, the Compensation Committee has approved the grant of an aggregate of 4,875,833 restricted stock awards to eligible participants.

In March 2013, the Compensation Committee established the 2013 pre-tax income performance targets for 178,335 restricted stock units awarded in 2009 and 2010.  Additionally, there were no restricted stock unit awards forfeited during the three months ended March 31, 2013.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

For the three months ended March 31, 2013 and 2012, the Company recognized $2.3 million and $2.5 million, respectively, of compensation expense related to restricted stock awards, and such expense is included in general and administrative expenses in the Consolidated Statements of Operations.  As of March 31, 2013 there was $6.0 million of unrecognized compensation cost related to the unvested awards which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 2.3 years.

A summary of restricted stock awards activity for the three months ended March 31, 2013 is as follows:

			Aggregate
		Weighted Average	Intrinsic
	Number	Grant Date	Value
	of Shares	Fair Value	(in thousands)
Granted and Unvested - January 1, 2013	1,141,666	$18.12	$15,641
Vested	(28,333)	$15.49	$521
Granted	178,335	$19.30	$3,442
Forfeited	—	—	—
Total Granted and Unvested	1,291,668	$18.34	$24,929
Approved for grant	710,000	(a)	$13,703
Total Awarded and Unvested - March 31, 2013	2,001,668	n.a.	$38,632

(a)                     Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

The outstanding unvested awards at March 31, 2013 are scheduled to vest as follows, subject where applicable to the achievement of performance targets.  As described above, certain performance targets are not yet established.

Number
Vesting Date	of Awards
2013	868,333
2014	408,335
2015	150,000
2016	165,000
2017	410,000
Total	2,001,668

Approximately 245,000 of the unvested restricted stock awards will vest based on the satisfaction of service requirements and 1,756,668 of the unvested restricted stock units will vest based on the satisfaction of both service requirements and the achievement of performance targets.

Stock Options

Stock option awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets. The grant date fair values of these awards are determined based on the Black-Scholes option price model on either the award date (if subject only to service conditions) or the date that the Compensation Committee establishes the applicable performance target (if subject to

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

performance conditions).  The related compensation expense is amortized over the applicable requisite service period.  The exercise price of the options is equal to the closing price of the Company’s common stock on the date the awards were approved by the Compensation Committee, and the awards expire ten years from the award date. As of March 31, 2013, the Compensation Committee has approved the award of an aggregate of 2,365,465 stock option awards to eligible participants.

In March 2013, the Compensation Committee established the 2013 pre-tax income performance target for 150,000 stock options awarded in 2009.

For the three months ended March 31, 2013 and 2012, the Company recognized compensation expense of $0.8 million and $0.9 million, respectively, related to stock option awards, and such expenses are included in general and administrative expenses in the Consolidated Statements of Operations.  As of March 31, 2013, there was $2.4 million of unrecognized compensation expense related to the outstanding options, which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 2.3 years.

A summary of stock option activity under the plan for the three months ended March 31, 2013 is as follows:

		Weighted Average
	Number	Grant Date	Exercise
	of Shares	Fair Value	Price
Total Granted and Outstanding - January 1, 2013	1,315,465	$9.72	$18.91
Granted	150,000	$9.02	$20.33
Forfeited	—	—	—
Total Granted and Outstanding	1,465,465	$9.65	$19.06
Approved for grant	680,000	(a)	$11.14
Total Awarded and Outstanding - March 31, 2013	2,145,465	n.a.	$16.55

(a)         Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

There were 490,465 options that have vested and were exercisable at March 31, 2013 at a weighted average exercise price of $19.79 per share.

Of the remaining options outstanding, approximately 592,500 options will vest based on the satisfaction of service requirements and 1,062,500 options will vest based on the satisfaction of both service requirements and the achievement of performance targets.

At March 31, 2013, the outstanding options of 1,465,465 had an intrinsic value of $2.9 million and a weighted average remaining contractual life of 6.3 years.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

During 2009, the Compensation Committee approved the award of 750,000 stock options that vest in five equal annual tranches from 2010 to 2014 subject to the achievement of pre-tax income performance targets established by the Compensation Committee. In March 2013, the Compensation Committee established the 2013 pre-tax income performance target for the fifth tranche of 150,000 stock options awarded in 2009.  The fair value of this tranche was determined based on the Black Scholes option pricing model using the following key assumptions:

Risk-free interest rate	0.48%
Expected life of options	3.6 years
Expected volatility of underlying stock	51.00%
Expected quarterly dividends (per share)	$0.00

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

The Company was in compliance with the modified financial covenants under the First Amendment for the period ended March 31, 2013.

The First Amendment also modifies the applicable interest rates for amounts outstanding such that they bear interest at a rate equal to, at the Company’s option, (a) the adjusted British Bankers Association LIBOR rate, as defined, plus 200 to 400 basis points (floor of 200 basis points) based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA or (b) the higher of the Federal Funds Rate plus 50 basis points, or the prime rate announced by Bank of America, N.A., plus up to 300 basis points based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA.  In addition, the Company has agreed to pay quarterly facility fees ranging from 0.375% to 0.700% per annum of the unused portion of the credit facility.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Amended Credit Agreement increases the sublimit for letters of credit from $50 million to $150 million.  Substantially all of the Company’s subsidiaries unconditionally guarantee the obligations of the Company under the Amended Credit Agreement.  The obligations under the Amended Credit Agreement are secured by a lien on all personal property of the Company and its subsidiaries party thereto.  Any outstanding loans under the Revolving Facility mature on August 3, 2016, while the Term Loan includes quarterly installments of principal and interest payable over a five-year period.  The Term Loan balance has been paid down to $143.8 million at March 31, 2013.

The Company had $204.0 million of outstanding borrowings under its Revolving Facility as of March 31, 2013 and $120.0 million of outstanding borrowings as of December 31, 2012.  The net increase in borrowings under the Revolving Facility comprises all “Proceeds from debt” and a significant portion of all “Repayment of debt” as presented in the Consolidated Condensed Statements of Cash Flows.  The Company utilized the Revolving Facility for letters of credit in the amount of $0.2 million as of both March 31, 2013 and December 31, 2012.  Accordingly, at March 31, 2013, the Company had $95.8 million available to borrow under the Revolving Facility.

(11)        Earnings (Loss) per Common Share

Basic earnings (loss) per common share was computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted earnings (loss) per common share was similarly computed after giving consideration to the dilutive effect of stock options and restricted stock unit awards outstanding on the weighted average number of common shares outstanding. The computation of diluted earnings (loss) per common share for the three months ended March 31, 2013 excludes 942,500 stock options because these shares would have an antidilutive effect.  The computation of diluted earnings per common share for the three months ended March 31, 2012 excludes 1,225,465 stock options, and 1,185,832 restricted stock units.

(12)        Business Segments

The Company’s chief operating decision maker is the Chairman and Chief Executive Officer who decides how to allocate resources and assess performance of the business segments.  Generally, the Company evaluates performance of its operating segments on the basis of income from operations and cash flow.

The following table sets forth certain reportable segment information relating to the Company’s operations for the three months ended March 31, 2013 and 2012.

	Reportable Segments
			Specialty	Management				Consolidated
(in thousands)	Building	Civil	Contractors	Services	Totals	Corporate		Total
Three Months Ended March 31, 2013
Total revenues	$425,114	$283,975	$301,877	$47,369	$1,058,335	$—		$1,058,335
Elimination of intersegment revenues	(11,475)	(51,288)	(10)	(2,634)	(65,407)	—		(65,407)
Revenues from external customers	$413,639	$232,687	$301,867	$44,735	$992,928	$—		$992,928
Income from construction operations	$4,237	$21,554	$19,286	$2,806	$47,883	$(11,804	)*	$36,079

Three Months Ended March 31, 2012
Total Revenues	$343,039	$250,589	$267,736	$68,112	$929,476	$—		$929,476
Elimination of intersegment revenues	(2,245)	(1,216)	(298)	(13,183)	(16,942)	—		(16,942)
Revenues from external customers	$340,794	$249,373	$267,438	$54,929	$912,534	$—		$912,534
Income from construction operations	$(8,897)	$16,842	$19,748	$1,886	$29,579	$(12,616	)*	$16,963

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

The following table sets forth the net periodic benefit cost by component for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Interest cost	$916	$1,005
Expected return on plan assets	(1,120)	(1,186)
Amortization of net loss	1,544	1,396
Net periodic benefit cost	$1,340	$1,215

During the first quarter of 2012, the Company contributed $0.8 million. The Company was not required by its pension plan administrator to make a contribution to its defined benefit pension plan during the first quarter of 2013.  The Company expects to contribute an additional $1.7 million to its defined benefit pension plan during the remainder of fiscal year 2013.

(14)        Related Party Transactions

The Company leases certain facilities from Ronald N. Tutor, the Company’s Chairman and Chief Executive Officer, and an affiliate owned by Mr. Tutor under non-cancelable operating lease agreements with monthly payments of $0.2 million, which increase at 3% per annum beginning August 1, 2009 and expire on July 31, 2016.  Lease expense for these leases, recorded on a straight-line basis, was $0.6 million for both the three months ended March 31, 2013 and 2012.

Raymond R. Oneglia, who is the Vice Chairman of O&G Industries, Inc. (“O&G”), is a director of the Company.  O&G occasionally participates in joint ventures with the Company.  The Company’s share of revenues related to these joint ventures amounted to $1.8 million and $1.5 million (or less than 1%) of the Company’s consolidated revenues for the three months ended March 31, 2013 and 2012, respectively.  O&G’s cumulative holdings of the Company’s stock were 600,000 shares, or 1.26% and 1.27%, respectively, of total common shares outstanding at both March 31, 2013 and 2012.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET - MARCH 31, 2013 (UNAUDITED)

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and Cash Equivalents	$64,759	$48,549	$19,010	$—	$132,318
Restricted Cash	23,441	8,485	13,305	—	45,231
Accounts Receivable	228,946	1,221,539	4,577	(123,507)	1,331,555
Costs and Estimated Earnings in Excess of Billings	94,935	409,959	152	(25,685)	479,361
Deferred Income Taxes	—	15,488	—	(5,767)	9,721
Other Current Assets	43,674	39,572	3,947	(12,693)	74,500
Total Current Assets	455,755	1,743,592	40,991	(167,652)	2,072,686

Long-term Investments	46,283	—	—	—	46,283
Property and Equipment, net	68,502	414,110	4,773	—	487,385
Intercompany Notes and Receivables	—	334,261	—	(334,261)	—
Other Assets:
Goodwill	—	570,646	—	—	570,646
Intangible Assets, net	—	123,551	—	—	123,551
Investment in Subsidiaries	2,083,424	4	50	(2,083,478)	—
Other	80,809	10,682	35,375	(39,979)	86,887
	$2,734,773	$3,196,846	$81,189	$(2,625,370)	$3,387,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$42,165	$25,165	$—	$—	$67,330
Accounts Payable	133,630	720,808	671	(149,193)	705,916
Billings in Excess of Costs and Estimated Earnings	110,907	184,324	34	—	295,265
Accrued Expenses and Other Current Liabilities	63,815	88,419	42,514	(18,499)	176,249
Total Current Liabilities	350,517	1,018,716	43,219	(167,692)	1,244,760

Long-term Debt, less current maturities	677,244	99,818	—	(39,979)	737,083
Deferred Income Taxes	102,227	7,761	—	—	109,988
Other Long-term Liabilities	129,595	4,314	—	—	133,909
Intercompany Notes and Advances Payable	313,492	—	20,720	(334,212)	—

Contingencies and Commitments

Stockholders’ Equity	1,161,698	2,066,237	17,250	(2,083,487)	1,161,698
	$2,734,773	$3,196,846	$81,189	$(2,625,370)	$3,387,438

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET - DECEMBER 31, 2012

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and Cash Equivalents	$64,663	$74,385	$29,008	$—	$168,056
Restricted Cash	30,236	8,481	—	—	38,717
Accounts Receivable	177,856	1,121,098	1,088	(75,429)	1,224,613
Costs and Estimated Earnings in Excess of Billings	111,821	377,132	152	(24,103)	465,002
Deferred Income Taxes	—	15,823	—	(5,752)	10,071
Other Current Assets	26,461	49,993	2,891	(3,957)	75,388
Total Current Assets	411,037	1,646,912	33,139	(109,241)	1,981,847

Long-term Investments	46,283	—	—	—	46,283
Property and Equipment, net	64,248	416,006	4,841	—	485,095
Intercompany Notes and Receivables	—	493,277	—	(493,277)	—
Other Assets:
Goodwill	—	570,646	—	—	570,646
Intangible Assets, net	—	126,821	—	—	126,821
Investment in Subsidiaries	2,122,116	134	50	(2,122,300)	—
Other	81,198	9,058	35,375	(39,913)	85,718
	$2,724,882	$3,262,854	$73,405	$(2,764,731)	$3,296,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$42,589	$25,121	$—	$—	$67,710
Accounts Payable	97,834	698,015	156	(99,532)	696,473
Billings in Excess of Costs and Estimated Earnings	95,657	206,070	34	—	301,761
Accrued Expenses and Other Current Liabilities	30,545	108,589	38,901	(9,709)	168,326
Total Current Liabilities	266,625	1,037,795	39,091	(109,241)	1,234,270

Long-term Debt, less current maturities	603,371	105,922	—	(39,913)	669,380
Deferred Income Taxes	102,138	7,762	—	—	109,900
Other Long-term Liabilities	134,874	4,122	—	—	138,996
Intercompany Notes and Advances Payable	474,010	—	19,267	(493,277)	—

Contingencies and Commitments

Stockholders’ Equity	1,143,864	2,107,253	15,047	(2,122,300)	1,143,864
	$2,724,882	$3,262,854	$73,405	$(2,764,731)	$3,296,410

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2013

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$139,777	$921,413	$—	$(68,262)	$992,928
Cost of Operations	125,089	839,820	(4,076)	(68,262)	892,571

Gross Profit	14,688	81,593	4,076	—	100,357

General and Administrative Expenses	18,777	45,031	470	—	64,278

INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	(4,089)	36,562	3,606	—	36,079

Equity in Earnings of Subsidiaries	24,356	—	—	(24,356)	—
Other Income (Expense), net	(809)	(144)	126	—	(827)
Interest Expense	(10,545)	(791)	—	—	(11,336)

Income (loss) before Income Taxes	8,913	35,627	3,732	(24,356)	23,916

(Provision) Credit for Income Taxes	5,887	(13,580)	(1,423)	—	(9,116)

NET (LOSS) INCOME	$14,800	$22,047	$2,309	$(24,356)	$14,800

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	(85)	—	—	85	—
Foreign currency translation	—	(186)	—	—	(186)
Change in fair value of investments	—	101	—	—	101
Change in fair value of interest rate swap	168	—	—	—	168
Total Other Comprehensive Loss	83	(85)	—	85	83

Total Comprehensive Income	$14,883	$21,962	$2,309	$(24,271)	$14,883

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$69,125	$861,695	$—	$(18,286)	$912,534
Cost of Operations	62,694	785,894	(3,927)	(18,286)	826,375

Gross Profit	6,431	75,801	3,927	—	86,159

General and Administrative Expenses	18,909	49,718	569	—	69,196

INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	(12,478)	26,083	3,358	—	16,963

Equity in Earnings of Subsidiaries	17,532	—	—	(17,532)	—
Other Income (Expense), net	(2,064)	(476)	232	—	(2,308)
Interest Expense	(10,071)	(1,011)	—	—	(11,082)

Income (loss) before Income Taxes	(7,081)	24,596	3,590	(17,532)	3,573

(Provision) Credit for Income Taxes	5,878	(9,297)	(1,357)	—	(4,776)

NET (LOSS) INCOME	$(1,203)	$15,299	$2,233	$(17,532)	$(1,203)

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	525	—	—	(525)	—
Foreign currency translation	—	323	—	—	323
Change in fair value of investments	—	202	—	—	202
Change in fair value of interest rate swap	(685)	—	—	—	(685)
Realized loss on sale of investments recorded in net income (loss)	2,005	—	—	—	2,005
Total Other Comprehensive Loss	1,845	525	—	(525)	1,845

Total Comprehensive Income	$642	$15,824	$2,233	$(18,057)	$642

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2013

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$14,800	$22,047	$2,309	$(24,356)	$14,800
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,549	12,176	68	—	13,793
Equity in earnings of subsidiaries	(24,356)	—	—	24,356	—
Stock-based compensation expense	3,078	—	—	—	3,078
Deferred income taxes	33	315	—	—	348
Gain on sale of property and equipment	—	(76)	—	—	(76)
Other non-cash items	1,366	(1,563)	—	—	(197)
Other long-term liabilities	1,803	48	—	—	1,851
Changes in other components of working capital	24,353	(141,988)	(417)	—	(118,052)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$22,626	$(109,041)	$1,960	$—	$(84,455)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(5,090)	(7,089)	—	—	(12,179)
Proceeds from sale of property and equipment	6	233	—	—	239
Change in restricted cash	6,795	(4)	(13,305)	—	(6,514)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$1,711	$(6,860)	$(13,305)	$—	$(18,454)

Cash Flows from Financing Activities:
Proceeds from debt	293,650	(636)	—	—	293,014
Repayment of debt	(220,262)	(5,422)	—	—	(225,684)
Issuance of common stock and effect of cashless exercise	(159)	—	—	—	(159)
Increase (decrease) in intercompany advances	(97,470)	96,123	1,347	—	—
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$(24,241)	$90,065	$1,347	$—	$67,171

Net Increase (Decrease) in Cash and Cash Equivalents	96	(25,836)	(9,998)	—	(35,738)
Cash and Cash Equivalents at Beginning of Year	64,663	74,385	29,008	—	168,056
Cash and Cash Equivalents at End of Period	$64,759	$48,549	$19,010	$—	$132,318

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(1,203)	$15,299	$2,233	$(17,532)	$(1,203)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,175	14,547	68	—	15,790
Equity in earnings of subsidiaries	(17,532)	—	—	17,532	—
Stock-based compensation expense	3,419	—	—	—	3,419
Deferred income taxes	5,765	(72)	—	—	5,693
Adjustment of interest rate swap to fair value	264	—	—	—	264
Loss on sale of investments	2,699	—	—	—	2,699
(Gain) Loss on sale of equipment	23	(102)	—	—	(79)
Other long-term liabilities	840	(626)	—	—	214
Other non-cash items	322	445	—	—	767
Changes in other components of working capital	33,476	(92,750)	6,672	—	(52,602)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$29,248	$(63,259)	$8,973	$—	$(25,038)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(5,761)	(4,888)	—	—	(10,649)
Proceeds from sale of property and equipment	—	3,968	—	—	3,968
Investments in available-for-sale securities	—	(535)	—	—	(535)
Proceeds from sale of available-for-sale securities	16,553	—	—	—	16,553
Change in restricted cash	(6)	(7)	—	—	(13)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$10,786	$(1,462)	$—	$—	$9,324

Cash Flows from Financing Activities:
Proceeds from debt	98,500	—	—	—	98,500
Repayment of debt	(89,076)	(6,031)	—	—	(95,107)
Business acquisition related payments	(1,188)	—	—	—	(1,188)
Issuance of common stock and effect of cashless exercise	(307)	—	—	—	(307)
Debt issuance costs	(10)	—	—	—	(10)
Increase (decrease) in intercompany advances	(60,606)	59,340	1,266	—	—
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$(52,687)	$53,309	$1,266	$—	$1,888

Net Increase (Decrease) in Cash and Cash Equivalents	(12,653)	(11,412)	10,239	—	(13,826)
Cash and Cash Equivalents at Beginning of Year	134,936	52,492	16,812	—	204,240
Cash and Cash Equivalents at End of Period	$122,283	$41,080	$27,051	$—	$190,414

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses our financial position at March 31, 2013, and the results of our operations for the three months ended March 31, 2013 and should be read in conjunction with: (1) the unaudited consolidated condensed financial statements and notes contained herein, and (2) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

We believe our leadership position as the contractor of choice for large, complex civil and non-residential building projects will support our long-term backlog growth. We experienced our third quarter of consecutive growth within our Building segment and we continued to experience increased contributions from our Civil and Specialty Contractor segments consistent with our focus on obtaining higher margin public works projects and enhancing our self-performance capabilities. We expect to continue to leverage our increased self-performance and schedule control capabilities to obtain additional large scale Civil and Building awards. We have capitalized on this leadership position and these synergies with recent significant new awards and pending awards, such as two educational building projects in California valued at $234 million; the Hudson Yards South Tower construction project in New York; a $58 million transit signal modernization project for the New York City Transit Authority; a $40 million federal facility in Mississippi;  a $985 million pending award for the joint venture California High-Speed Rail design-build project; and an $840 million pending award for the San Francisco Municipal Transportation Agency (SFMTA) Central Subway project.

We continue our strategic focus on growing our business by pursuing and obtaining large complex public works projects.

The following tables set forth our consolidated condensed statement of operations:

			% Change
	Consolidated Results of Operations		Favorable
	Three months ended March 31,		(Unfavorable)
	2013	2012	2013 vs. 2012
	(In thousands)
Revenues	$992,928	$912,534	8.8%
Cost of operations	892,571	826,375	(8.0)%
Gross profit	100,357	86,159	16.5%
General and administrative expenses	64,278	69,196	7.1%
Income from construction operations	36,079	16,963	112.7%
Other expense, net	(827)	(2,308)	64.2%
Interest expense	(11,336)	(11,082)	(2.3)%
Income before income taxes	23,916	3,573	569.4%
Provision for income taxes	(9,116)	(4,776)	(90.9)%
Net income (loss)	$14,800	$(1,203)

	Consolidated Results of Operations
	Three months ended March 31,
	2013	2012
	(As a percentage of Revenues)
Revenues	100.0%	100.0%
Cost of operations	89.9%	90.6%
Gross profit	10.1%	9.4%
General and administrative expenses	6.5%	7.6%
Income from construction operations	3.6%	1.8%
Other expense, net	(0.1)%	(0.2)%
Interest expense	(1.1)%	(1.2)%
Income before income taxes	2.4%	0.4%
Provision for income taxes	(0.9)%	(0.5)%
Net income (loss)	1.5%	(0.1)%

Revenues were $992.9 million for the three months ended March 31, 2013 compared to $912.5 million for the same quarter of 2012. Income from construction operations was $36.1 million for the three months ended March 31, 2013 compared to $17.0 million for the same quarter of 2012. Net income for the three months ended March 31, 2013 was $14.8 million compared to a net loss of $1.2 million for the same quarter of 2012. Basic and diluted earnings per share were $0.31 for the three months ended March 31, 2013 compared with a basic and diluted loss per share of $0.03 for the same quarter of 2012.  Excluding $3.6 million in discrete tax adjustments and a $2.7 million pre-tax loss on the sale of certain auction rate securities, both of which were recognized in the first quarter of 2012, net income and diluted earnings per share for the first quarter of 2012 were $4.1 million and $0.08, respectively. Net income and diluted earnings per share excluding these adjustments are non-GAAP financial measures, which are discussed below and are reconciled to the most directly comparable GAAP measures.

Revenues increased by $80.4 million or 8.8% during the three months ended March 31, 2013 compared to the same quarter last year primarily due to 21.4% and 12.9% growth within the Building and Specialty Contractor Segments, respectively, associated with activity in new hospitality and gaming projects in California, Arizona and Nevada, work performed in New York in connection with damage caused by Hurricane Sandy, and increased activity in a Civil tunnel project in Washington. The increase in net income in the first quarter was primarily due to the increased revenue described above, and a reduction in general and administrative expenses.

At March 31, 2013, working capital was $827.9 million, an increase of $80.3 million from $747.6 million at December 31, 2012.

In the first quarter of 2013, we received significant new contract awards as well as additions to existing contracts and ended the quarter with a contract backlog of $5.5 billion, a decrease of $0.1 billion from $5.6 billion as of December 31, 2012. The decrease was due to reduced backlog in our Civil and Management Services segments associated with continued activity on certain tunnel projects on the West Coast and federal government projects in Afghanistan and Guam, partially offset by increased backlog in our Building and Specialty Contractors segments associated with recent project awards.

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

The following table is a reconciliation of reported income from construction operations, net income (loss), and diluted earnings (loss) per share under GAAP to income from operations, net income and diluted earnings per share during the three months ended March 31, 2012, excluding discrete items. Included in discrete items is the impact of one-time expenses or benefits: (i) the $2.7 million realized loss on the sale of auction rate securities in the first quarter of 2012 less associated tax benefits and (ii) $3.6 million of discrete tax expense items related to an increase in unrecognized tax benefits and an adjustment, both associated with certain stock-based compensation items identified during the first quarter of 2012.

	Three months ended March 31,
(in thousands, except per share data)	2013	2012

Reported net income (loss)	$14,800	$(1,203)
Plus: Realized loss on sale of investments	—	2,699
Less: Tax benefits provided on realized sale of investments	—	(1,057)
Plus: Discrete tax adjustments	—	3,649
Net income, excluding discrete items	$14,800	$4,088

Reported diluted income (loss) per common share	$0.31	$(0.03)
Plus: Realized loss on sale of investments	—	0.03
Plus: Discrete tax adjustments	—	0.08
Diluted earnings per common share, excluding discrete items	$0.31	$0.08

Backlog Analysis

Our backlog of uncompleted construction work at March 31, 2013 was approximately $5.5 billion compared to $5.6 billion at December 31, 2012.  During the first quarter of 2013, we converted a number of pending awards into backlog across each of our business segments and had significant adjustments to existing contracts.  Significant awards included two educational building projects in California valued at $234 million; the Hudson Yards South Tower construction project in New York; a $58 million transit signal modernization project in New York; and a $40 million federal facility in Mississippi.  In addition, we have pending contract awards, including the $985 million joint venture California High-Speed Rail project, the $840 million SFMTA Central Subway project in California, other low bids on civil bridge and transportation projects, and various specialty contracts that we anticipate will enter into backlog in the near future as the contracts for these projects are executed. We are continuing to track several large scale civil and building prospects for both public and private sector customers as we continue to leverage our self-performance and schedule control capabilities.

The following table provides an analysis of our backlog by business segment for the three months ended March 31, 2013.

	Backlog at December 31, 2012	New Business Awarded (1)	Revenues Recognized	Backlog at March 31, 2013
	(in millions)
Building	$1,964.9	$490.8	$(413.6)	$2,042.1
Civil	1,774.0	124.6	(232.7)	1,665.9
Specialty Contractors	1,507.3	289.0	(301.9)	1,494.4
Management Services	357.4	11.2	(44.7)	323.9
Total	$5,603.6	$915.6	$(992.9)	$5,526.3

(1)         New business awarded consists of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 — Description of Business and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  Our critical accounting policies are also identified and discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued Accounting Standard Update (“ASU”) 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” a staff position that gives an entity the option to make a qualitative evaluation about the likelihood of indefinite-lived intangible asset impairment. An entity that adopts this option will be required to perform the quantitative test only if it concludes that the fair value of the indefinite-lived intangible asset is more likely than not less than its carrying value. The effective date is for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this update did not have a material effect on our consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11”Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.”.  ASU 2013-01 is effective for the fiscal years beginning on or after January 1, 2013, and interim periods within.  Retrospective application is required for any period presented that begins before the entity’s initial application of the new requirements.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, an amendment to FASB ASC Topic 220, “Comprehensive Income.” The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective prospectively for the Company fiscal years, and interim periods within those years beginning after December 15, 2012.  The adoption of this guidance did not have any impact on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-04, which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This ASU is an update to FASB ASC Topic 405, “Liabilities”. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The Company is currently evaluating the impact of this guidance on its financial statements.

Use of and changes in estimates

The Company’s construction business involves making significant estimates and assumptions in the normal course of business relating to its contracts and its joint venture contracts. Management focuses on evaluating the performance of contracts individually. These estimates can vary in the normal course of business as projects progress, when estimated productivity assumptions change based on experience to date and uncertainties are resolved.  Change orders and claims, as well as changes in related estimates of costs to complete, are considered revisions in estimates. The Company uses the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. The impact on operating margin in a reporting period and future periods from a change in estimate will depend on the stage of contract completion. There were no significant changes in contract estimates at completion that impacted gross profit for both the three months ended March 31, 2013 and 2012.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 with the Three Months Ended March 31, 2012

Revenues were $992.9 million for the three months ended March 31, 2013 compared to $912.5 million for the same quarter of 2012. Income from construction operations was $36.1 million for the three months ended March 31, 2013 compared to $17.0 million for the same quarter of 2012. Net income for the three months ended March 31, 2013 was $14.8 million compared to a net loss of $1.2 million for the same quarter of 2012. Basic and diluted earnings per share were $0.31 for the three months ended March 31, 2013 compared with a basic and diluted loss per share of $0.03 for the same quarter of 2012. Excluding $3.6 million in discrete tax adjustments and a $2.7 million pre-tax loss on the sale of certain auction rate securities, both of which were recognized in the first quarter of 2012, net income and diluted earnings per share for the year-ago quarter were $4.1 million and $0.08, respectively. Net income and diluted earnings per share excluding these adjustments are non-GAAP financial measures, which are discussed above and are reconciled to the most directly comparable GAAP measures.

Revenues

The following table summarizes our revenues by business segment:

	Revenues for the
	Three months ended March 31,
(dollars in millions)	2013	2012	$ Change	% Change
Building	$413.6	$340.8	$72.8	21.4%
Civil	232.7	249.4	(16.7)	(6.7)%
Specialty Contractors	301.9	267.4	34.5	12.9%
Management Services	44.7	54.9	(10.2)	(18.6)%
Total	$992.9	$912.5	$80.4	8.8%

Building segment revenues increased by $72.8 million (or 21.4%), from $340.8 million in the first quarter of 2012 to $413.6 million in the first quarter of 2013, due primarily to activity in new hospitality and gaming projects in California, Arizona and Nevada.

Civil segment revenues decreased by $16.7 million (or 6.7%), from $249.4 million in the first quarter of 2012 to $232.7 million in the first quarter of 2013, due primarily to reduced activity on several mining and civil projects in the Midwest.  Those decreases were partially offset by increased activity in a tunnel project in Washington.

Specialty Contractors segment revenues increased by $34.5 million (or 12.9%), from $267.4 million in the first quarter of 2012 to $301.9 million in the first quarter of 2013, due primarily to work performed in connection with damage caused by Hurricane Sandy.

Management Services segment revenues decreased by $10.2 million (or 18.6%), from $54.9 million in the first quarter of 2012 to $44.7 million in the first quarter of 2013, due primarily to reduced activity in a containerized housing project in Iraq, as well as in several surety projects.

Income (Loss) from Construction Operations

The following table summarizes our income (loss) from construction operations by business segment:

	Income (Loss) from Construction Operations
	and Operating Margins
	Three months ended March 31,				Change in
	2013		2012		Amount		Margin
(dollars in millions)	Amount	Margin	Amount	Margin	$	%	%
Building	$4.2	1.0%	$(8.9)	(2.6)%	$13.1	147.2%	3.6%
Civil	21.6	9.3%	16.9	6.8%	4.7	27.8%	2.5%
Specialty Contractors	19.3	6.4%	19.7	7.4%	(0.4)	(2.0)%	(1.0)%
Management Services	2.8	6.3%	1.9	3.5%	0.9	47.4%	2.8%
	47.9	4.8%	29.6	3.2%	18.3	61.8%	1.6%
Corporate	(11.8)	(1.2)%	(12.6)	(1.4)%	0.8	(6.3)%	0.2%
Income from construction operations	$36.1	3.6%	$17.0	1.9%	$19.1	112.4%	1.7%

Building segment income from construction operations increased $13.1 million (or 147.2%), from a loss of $8.9 million in the first quarter of 2012 to income of $4.2 million in the first quarter of 2013, due primarily to the increase in volume discussed above under Revenues, contributions from Hurricane Sandy-related projects, and a decrease in general and administrative expenses due primarily to staffing reductions. Building segment operating margin increased from (2.6%) in the first quarter of 2012 to 1.0% in the first quarter of 2013 due primarily to the above-mentioned reasons.

Civil segment income from construction operations increased $4.7 million (or 27.8%), from $16.9 million in the first quarter of 2012 to $21.6 million in the first quarter of 2013, due primarily to the increase in volume on a tunnel project in Washington as discussed above under Revenues, and increased higher-margin pipeline work in the Midwest, partly offset by unfavorable cost estimate adjustments associated with the execution of certain mining projects.  Civil segment operating margin increased from 6.8% in the first quarter of 2012 to 9.3% in the first quarter of 2013 due primarily to the above-mentioned reasons.

Specialty Contractors segment income from construction operations decreased by $0.4 million (or 2.0%), from $19.7 million in the first quarter of 2012 to $19.3 million in the first quarter of 2013, due primarily to reduced activity on numerous smaller electrical subcontracts, partly offset by Hurricane Sandy-related projects and reduced general and administrative expenses.  Specialty Contractors segment operating margin declined from 7.4% in the first quarter of 2012 to 6.4% in the first quarter of 2013 due primarily to reduced activity on several higher-margin electrical subcontracts, as well as several favorable close-out adjustments realized in 2012.

Management Services segment income from construction operations increased by $0.9 million (or 47.4%), from $1.9 million in the first quarter of 2012 to $2.8 million in the first quarter of 2013, due primarily to favorable performance on an aircraft parking apron project in Guam and related favorable adjustments to certain project cost estimates and reduced general and administrative expenses. These increases were partially offset by the reduction in volume discussed above under Revenues.  Management Services segment operating margin increased from 3.5% in the first quarter of 2012 to 6.3% in the first quarter of 2013 due primarily to the above-mentioned reasons.

Corporate general and administrative expenses decreased by $0.8 million (or 6.3%), from $12.6 million in the first quarter of 2012 to $11.8 million in the first quarter of 2013 due primarily to timing of work performed by certain service providers.

Consolidated Other Income, Interest Expense and Provision for Income Taxes

(dollars in millions)	March 31, 2013	March 31, 2012	$ Change	% Change
Three months ended
Other Income (Expense), net	$(0.8)	$(2.3)	$1.5	(65.2)%
Interest Expense	(11.3)	(11.1)	(0.2)	1.8%
Provision for Income Taxes	(9.1)	(4.8)	(4.3)	89.6%

Other expense, net decreased by $1.5 million from $2.3 million in the first quarter of 2012 to $0.8 million in the first quarter of 2013, due primarily to a loss of $2.7 million on the sale of a portion of our auction rate securities in the first quarter of 2012.

Interest expense remained flat at $11.3 million in the first quarter of 2013 compared to $11.1 million in the first quarter of 2012.

We recognized income tax expense of $9.1 million in the first quarter of 2013 compared to income tax expense of $4.8 million in the first quarter of 2012. The increase in income tax expense was due to increased income in the first quarter of 2013.  Excluding the unfavorable discrete tax adjustment of $3.6 million in the first quarter of 2012 and the favorable discrete adjustment of $0.4 million in the first quarter of 2013, the effective tax rate increased from 31.6% in the first quarter of 2012 to 39.9 % in the first quarter of 2013.

Liquidity and Capital Resources

Cash and Working Capital

At March 31, 2013 and December 31, 2012, cash held by us and available for general corporate purposes was $35.1 million and $70.8 million, respectively.  Our proportionate share of cash held by joint ventures and available only for joint venture-related uses, including distributions to joint venture partners, was $97.2 million and $97.3 million at March 31, 2013 and December 31, 2012, respectively, and our restricted cash was $45.2 million and $38.7 million at March 31, 2013 and December 31, 2012, respectively.  We do not believe that it is likely we will be called upon to contribute significant additional capital in the event of default by any of our partners.

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

A summary of cash flows for each of the three months ended March 31, 2013 and 2012 is set forth below:

	Three Months Ended March 31,
(dollars in millions)	2013	2012
Cash flows from:
Operating activities	$(84.4)	$(25.0)
Investing activities	(18.5)	9.3
Financing activities	67.2	1.9
Net decrease in cash	(35.7)	(13.8)
Cash at beginning of year	168.0	204.2
Cash at end of period	$132.3	$190.4

During the three months ended March 31, 2013, we used $84.4 million in cash to fund operating activities, due primarily to the timing of collections in the Building and Specialty Contractors segments.  We used $18.5 million in cash from investing activities, due primarily to the purchase of construction equipment of $12.2 million and an increase of $6.5 million in restricted cash.  We received $67.2 million in cash from financing activities, due primarily to our outstanding borrowings under our revolving facility offset by cash used for scheduled debt repayments.

At March 31, 2013, we had working capital of $827.9 million, a ratio of current assets to current liabilities of 1.67 to 1.00, and a ratio of debt to equity of 0.69 to 1.00 compared to working capital of $747.6 million, a ratio of current assets to current liabilities of 1.61 to 1.00 and a ratio of debt to equity of 0.64 to 1.00 at December 31, 2012.

Long-term Investments

At March 31, 2013, we had investments in auction rate securities (“ARS”) of $46.3 million, which are reflected at fair value. Our investment policy is to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. The current overall liquidity concerns in capital markets have affected our ability to liquidate many of our investments in auction rate securities. As such, we classified our ARS as “available-for-sale” Long-term Investments.  Based on our ability to access our cash equivalent investments and our available revolving facility, we do not expect that the short-term lack of liquidity of our ARS investments will materially affect our overall liquidity position or our ability to execute our current business plan.  For a description of our accounting for our ARS, see Note 5 — Fair Value Measurements to Consolidated Condensed Financial Statements.

Long-term Debt

Debt was $804.4 million at March 31, 2013, an increase of $67.3 million from $737.1 million at December 31, 2012, due primarily to a net increase in borrowings of $84.0 million on our revolving line of credit partially offset by principal payments of $16.7 million on other long-term debt.  We utilized the revolving facility for outstanding letters of credit in the amount of $0.2 million.  Accordingly, at March 31, 2013, we had $95.8 million available to borrow under our credit agreement.  We believe that our financial position and credit arrangements are sufficient to support our current backlog and anticipated new work.

Excluding the outstanding borrowings of $204.0 million on our revolving line of credit, the unsecured senior notes of $298.3 million and our $200 million term loan (which had been paid down to $143.8 million at March 31, 2013 from $152.5 million at December 31, 2012), the remaining balance of $158.3 million of our outstanding debt is generally secured by the underlying assets.  Our debt to equity ratio was 0.69x as of March 31, 2013 compared to 0.64x as of December 31, 2012.

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

There were no other material changes in our contractual obligations during the three months ended March 31, 2013.

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

Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 25, 2013.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 25, 2013.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (a) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. - Other Information

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations.  Litigation can be expensive and disruptive to normal business operations.  Moreover, the results of legal proceedings cannot be predicted with any certainty and, in the case of more complex legal proceedings, the results are difficult to predict at all.  We disclosed information about certain of our legal proceedings in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2012. For an update to those disclosures, see Note 7 — Contingencies and Commitments to Consolidated Condensed Financial Statements.

Item 1A.  Risk Factors

Information regarding risk factors affecting our business is discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no material changes from those risk factors during the three months ended March 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases by the Company of its equity securities during the three months ended March 31, 2013.  The Company acquired 8,697 shares from one employee in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock units.

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

4.5

Amendment No. 4 to the Shareholders Agreement, dated as of March 20, 2013, by and between Tutor Perini Corporation and Ronald N. Tutor, as shareholder representative (incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 26, 2013).

4.6

Indenture, dated October 20, 2010, by and among Tutor Perini Corporation, certain subsidiary guarantors named therein and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 21, 2010).

4.7

Registration Rights Agreement dated October 20, 2010, by and among Tutor Perini Corporation, certain subsidiary guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 4.2 to Form 8-K filed on October 21, 2010).

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith.

Exhibit 32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — filed herewith.

Exhibit 32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — filed herewith.

Exhibit 95	Mine Safety Disclosure — filed herewith.

Exhibit 101.INS**	XBRL Instance Document.

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

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

Tutor Perini Corporation
Registrant

Date: May 2, 2013	/s/Michael J. Kershaw
Michael J. Kershaw, Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer