Form 10-Q
period 2013-06-30
TUTOR PERINI Corp
filed 2013-08-09
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at August 6, 2013 was 47,896,879.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

FORM 10-Q

JUNE 30, 2013

Part I.  — Financial Information

Item 1.  Financial Statements

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2013
	(unaudited)	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$142,678	$168,056
Restricted cash	47,019	38,717
Accounts receivable, including retainage	1,389,511	1,224,613
Costs and estimated earnings in excess of billings	504,911	465,002
Deferred income taxes	9,452	10,071
Other current assets	53,814	75,388
Total current assets	2,147,385	1,981,847

LONG-TERM INVESTMENTS	46,283	46,283

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $162,228 in 2013 and $146,553 in 2012)	491,457	485,095

OTHER ASSETS:
Goodwill	570,646	570,646
Intangible assets, net	120,281	126,821
Other	81,432	85,718
Total assets	$3,457,484	$3,296,410

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (continued)

 (in thousands, except share data)

	June 30, 2013
	(unaudited)	December 31, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$108,134	$67,710
Accounts payable, including retainage	760,512	696,473
Billings in excess of costs and estimated earnings	306,391	301,761
Accrued expenses and other current liabilities	180,545	168,326
Total current liabilities	1,355,582	1,234,270

LONG-TERM DEBT, less current maturities	675,642	669,380

DEFERRED INCOME TAXES	109,900	109,900

OTHER LONG-TERM LIABILITIES	135,505	138,996
Total liabilities	2,276,629	2,152,546

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY:
Preferred stock, $1 par value:
Authorized — 1,000,000 shares Issued and outstanding — none	—	—
Common stock - $1 par value: 75,000,000 shares authorized; Shares issued and outstanding: 47,896,879 shares and 47,556,056 shares	47,897	47,556
Additional paid-in capital	1,008,995	1,002,603
Retained earnings	167,557	137,279
Accumulated other comprehensive loss	(43,594)	(43,574)
Total stockholders’ equity	1,180,855	1,143,864

Total liabilities and stockholders’ equity	$3,457,484	$3,296,410

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2013	2012	2013	2012

Revenues	$1,053,065	$985,346	$2,045,993	$1,897,880

Cost of operations	947,110	898,285	1,839,681	1,724,660

Gross profit	105,955	87,061	206,312	173,220

General and administrative expenses	66,481	64,661	130,759	133,857

Goodwill and intangible asset impairment	—	376,574	—	376,574

INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	39,474	(354,174)	75,553	(337,211)

Other (expense) income, net	(3,234)	1,082	(4,061)	(1,226)
Interest expense	(11,083)	(10,603)	(22,419)	(21,685)

Income (loss) before income taxes	25,157	(363,695)	49,073	(360,122)

(Provision) benefit for income taxes	(9,679)	15,272	(18,795)	10,496

NET INCOME (LOSS)	$15,478	$(348,423)	$30,278	$(349,626)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.32	$(7.35)	$0.64	$(7.38)

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.32	$(7.35)	$0.62	$(7.38)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	47,684	47,434	47,622	47,382
Effect of dilutive stock options and restricted stock units	914	—	934	—
DILUTED	48,598	47,434	48,556	47,382

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2013	2012	2013	2012

NET INCOME (LOSS)	$15,478	$(348,423)	$30,278	$(349,626)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation	172	(427)	(163)	94
Change in fair value of investments	(467)	9	(289)	365
Change in fair value of interest rate swap	477	(119)	757	(384)
Realized loss on sale of investments recorded in net income (loss)	—	—	—	3,224
Other comprehensive income before taxes	182	(537)	305	3,299
INCOME TAX EXPENSE (BENEFIT):
Foreign currency translation	215	(161)	66	37
Change in fair value of investments	(115)	4	(38)	158
Change in fair value of interest rate swap	185	215	297	635
Realized loss on sale of investments recorded in net income (loss)	—	—	—	1,219
Income tax expense	285	58	325	2,049
NET OTHER COMPREHENSIVE INCOME (LOSS)	(103)	(595)	(20)	1,250

TOTAL COMPREHENSIVE INCOME (LOSS)	$15,375	$(349,018)	$30,258	$(348,376)

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

 (in thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total

Balance - December 31, 2012	$47,556	$1,002,603	$137,279	$(43,574)	$1,143,864
Net income	—	—	30,278	—	30,278
Other comprehensive loss	—	—	—	(20)	(20)
Total comprehensive income					30,258
Tax effect of stock-based compensation	—	358	—	—	358
Stock-based compensation expense	—	4,624	—	—	4,624
Issuance of common stock, net	341	1,410	—	—	1,751
Balance - June 30, 2013	$47,897	$1,008,995	$167,557	$(43,594)	$1,180,855

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$30,278	$(349,626)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Goodwill and intangible asset impairment	—	376,574
Depreciation and amortization	27,566	32,106
Stock-based compensation expense	4,624	5,074
Excess income tax benefit from stock-based compensation	(358)	—
Deferred income taxes	500	(42,421)
Adjustment of interest rate swap to fair value	—	264
Loss on sale of investments	—	2,699
(Gain) loss on sale of property and equipment	(180)	530
Other long-term liabilities	8,449	(4,006)
Other non-cash items	(111)	253
Changes in other components of working capital	(109,338)	(53,314)
NET CASH USED IN OPERATING ACTIVITIES	(38,570)	(31,867)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(28,127)	(21,788)
Proceeds from sale of property and equipment	2,359	9,614
Investments in available-for-sale securities	—	(535)
Proceeds from sale of available-for-sale securities	—	16,553
Change in restricted cash	(8,302)	(3,247)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(34,070)	597

Cash Flows from Financing Activities:
Proceeds from debt	421,550	306,582
Repayment of debt	(374,987)	(290,917)
Business acquisition related payments	—	(2,932)
Excess income tax benefit from stock-based compensation	358	—
Issuance of common stock and effect of cashless exercise	341	(307)
Debt issuance costs	—	(10)
NET CASH PROVIDED BY FINANCING ACTIVITIES	47,262	12,416

Net Decrease in Cash and Cash Equivalents	(25,378)	(18,854)
Cash and Cash Equivalents at Beginning of Year	168,056	204,240
Cash and Cash Equivalents at End of Period	$142,678	$185,386

Supplemental Disclosure of Cash Paid For:
Interest	$21,678	$19,220
Income taxes	$12,692	$15,793
Supplemental Disclosure of Non-cash Transactions:
Property and equipment acquired through financing arrangements	$205	$2,050
Grant date fair value of common stock issued for services	$3,657	$5,075

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

The unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification.  These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2013 and December 31, 2012, results of operations and comprehensive income for the three and six months ended June 30, 2013 and 2012, and cash flows for the three and six months ended June 30, 2013 and 2012. The results of operations for the three and six months ended June 30, 2013 are not indicative of the results that may be expected for the year ending December 31, 2013 because, among other reasons, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force). This ASU addresses when unrecognized tax benefits should be presented as reductions to deferred tax assets for net operating loss carryforwards in the financial statements. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application is permitted. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

Use of and Changes in Estimates

The Company’s construction business involves making significant estimates and assumptions in the normal course of business relating to its contracts and its joint venture contracts. Management focuses on evaluating the performance of contracts individually. These estimates and assumptions can vary in the normal course of business as projects progress, when estimated productivity assumptions change based on experience to date and uncertainties are resolved.  Change orders and claims, as well as changes in related estimates of costs to complete, are considered revisions in estimates. The Company uses the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. The impact on operating margin in a reporting period and future periods from a change in estimate will depend on the stage of contract completion. There were no significant changes in contract estimates at completion that impacted gross profit for both the three and six months ended June 30, 2013 and 2012.

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

Cash and cash equivalents and restricted cash consisted of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)

Corporate cash and cash equivalents (available for general corporate purposes)	$33,733	$70,780
Company’s share of joint venture cash and cash equivalents (available only for joint venture purposes, including future distributions)	108,945	97,276
Total Cash and Cash Equivalents	$142,678	$168,056

Restricted Cash	$47,019	$38,717

(4)        Costs and estimated earnings in excess of billings

Costs and estimated earnings in excess of billings related to the Company’s contracts and joint venture contracts consisted of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)
Unbilled costs and profits incurred to date*	$200,430	$157,119
Unapproved change orders	118,811	141,596
Claims	185,670	166,287
	$504,911	$465,002

* Represents the excess of contract costs and profits recognized to date on the percentage of completion accounting method over the amount of contract billings to date on certain contracts.

Of the balance of “Unapproved change orders” and “Claims” included above in costs and estimated earnings in excess of billings at June 30, 2013 and December 31, 2012, approximately $62.9 million and $62.0 million, respectively, are amounts subject to pending litigation or dispute resolution proceedings as described in Note 7 — Contingencies and Commitments.  These amounts are management’s estimate of the probable cost recovery from the disputed claims considering such factors as evaluation of entitlement, settlements reached to date and experience with the customer.  In the event that future facts and circumstances, including the resolution of disputed claims, cause a reduction in the aggregate amount of the estimated probable cost recovery from the disputed claims, the amount of such reduction will be recorded against earnings in the relevant future period.

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

The carrying amount of cash and cash equivalents approximates fair value due to the short-term nature of these items. The carrying value of receivables, payables and other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, is estimated to approximate fair value.  Of the Company’s long-term debt, the fair values of the fixed rate senior unsecured notes as of June 30, 2013 and December 31, 2012 were $309.0 million and $309.8 million, respectively, compared to the carrying values of $298.4 million and $298.3 million as of June 30, 2013 and December 31, 2012, respectively.  The fair value of the senior unsecured notes was estimated using Level 1 inputs based on market quotations including broker quotes or interest rates for the same or similar financial instruments at June 30, 2013 and December 31, 2012.  The carrying values of the remaining balance of the Company’s total debt of $485.4 million and $438.8 million at June 30, 2013 and December 31, 2012, respectively, were estimated to approximate their fair values.

The following is a summary of financial statement items carried at estimated fair values measured on a recurring basis as of the dates presented:

At June 30, 2013

		Fair Value Measurements Using
			Significant
		Quoted prices	other	Significant
	Total	in active	observable	unobservable
	Carrying Value	markets (Level 1)	inputs (Level 2)	inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents (1)	$142,678	$142,678	$—	$—
Restricted cash (1)	47,019	47,019	—	—
Short-term investments (2)	2,183	—	2,183	—
Investments in lieu of retainage (3)	21,412	8,705	12,707	—
Long-term investments - auction rate securities (4)	46,283	—	—	46,283
Total	$259,575	$198,402	$14,890	$46,283

Liabilities:
Interest rate swap contract (5)	$1,166	$—	$1,166	$—
Contingent consideration (6)	47,918	—	—	47,918
	49,084	$—	$1,166	$47,918

At December 31, 2012

		Fair Value Measurements Using
			Significant
		Quoted prices	other	Significant
	Total	in active	observable	unobservable
	Carrying Value	markets (Level 1)	inputs (Level 2)	inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents (1)	$168,056	$168,056	$—	$—
Restricted cash (1)	38,717	38,717	—	—
Short-term investments (2)	2,679	—	2,679	—
Investments in lieu of retainage (3)	21,934	10,553	11,381	—
Long-term investments - auction rate securities (4)	46,283	—	—	46,283
Total	$277,669	$217,326	$14,060	$46,283

Liabilities:
Interest rate swap contract (5)	$1,923	$—	$1,923	$—
Contingent consideration (6)	42,624	—	—	42,624
	$44,547	$—	$1,923	$42,624

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

(4)              At both June 30, 2013 and December 31, 2012, the Company had $46.3 million invested in auction rate securities (“ARS”) which the Company considers as available-for-sale long-term investments.  The long-term investments in ARS held by the Company at both June 30, 2013 and December 31, 2012 are in securities collateralized by student loan portfolios.  At both June 30, 2013 and December 31, 2012, most of the Company’s ARS were rated AA+.

(5)               In August 2011, the Company entered into a swap agreement with Bank of America, N.A. to establish a long-term interest rate for its $200 million five-year term loan.  The swap agreement became effective for the term loan principal balance outstanding at January 31, 2012 and will remain effective through the maturity date of the term loan.  The Company values the interest rate swap liability utilizing a discounted cash flow model that takes into consideration forward interest rates observable in the market and the counterparty’s credit risk.  This liability is classified as a component of other long-term liabilities.

(6)               The liabilities listed as of June 30, 2013 and December 31, 2012 above represent the contingent consideration for the Company’s acquisitions in 2011 for which the measurement periods for purchase price analyses for the acquisitions have concluded.

The Company did not have any transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the six months ended June 30, 2013 and 2012.

The following is a summary of changes in Level 3 assets measured at fair value on a recurring basis during the three and six months ended June 30, 2013 and 2012:

Auction Rate
Securities
(in thousands)
Balance at December 31, 2012	$46,283
Purchases	—
Settlements	—
Balance at March 31, 2013	$46,283
Purchases	—
Settlements	—
Balance at June 30, 2013	$46,283

Auction Rate
Securities
(in thousands)
Balance at December 31, 2011	$62,311
Purchases	—
Settlements	(16,553)
Realized loss included in other income (expense), net	(2,699)
Reversal of pretax impairment charges included in accumulated other comprehensive income (loss)	3,224
Balance at March 31, 2012	$46,283
Purchases	—
Settlements	—
Balance at June 30, 2012	$46,283

At both June 30, 2013 and December 31, 2012, the Company had $46.3 million invested in auction rate securities (“ARS”) classified as available-for-sale.  All of the ARS are securities collateralized by student loan portfolios guaranteed by the United States government.  At both June 30, 2013 and December 31, 2012, most of the Company’s ARS were rated AA+.

The Company has classified its ARS investment as long-term investments due to the uncertainty in the timing of future ARS calls and the absence of an active market for government-backed student loans.  The Company expects that it will take in excess of twelve months before the ARS can be refinanced or sold.

During the six months ended June 30, 2012, the Company sold one ARS at auction for its full par value and two ARS in a secondary market. The settlement of the three securities resulted in a realized loss included in other income (expense), net of $2.7 million.

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

Based on the fair value assessment performed as of June 30, 2013, the Company does not believe that any change to the carrying value of the ARS is appropriate as the carrying value is within the range of fair market values.

The following is a summary of changes in Level 3 liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2013 and 2012:

Contingent
Consideration
(in thousands)
Balance at December 31, 2012	$42,624
Fair value adjustments included in other income (expense), net	1,380
Balance at March 31, 2013	$44,004
Fair value adjustments included in other income (expense), net	3,914
Balance at June 30, 2013	$47,918

Contingent
Consideration
(in thousands)
Balance at December 31, 2011	$51,555
Fair value adjustments included in other income (expense), net	142
Balance at March 31, 2012	$51,697
Fair value measured at conclusion of purchase price analysis measurement period	3,344
Fair value adjustments included in other income (expense), net	(298)
Balance at June 30, 2012	$54,743

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

(6)                       Goodwill and Intangible Assets

The Company tests goodwill and intangible assets with indefinite lives for impairment by applying a fair value test in the fourth quarter of each year and between annual tests if events occur or circumstances change that suggest a material adverse change to the most recently concluded valuation.  Intangible assets with finite lives are also tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not observe any changes in facts or circumstances during the three months ended June 30, 2013 that would suggest a material decline in the value of goodwill and intangible assets as concluded in the fourth quarter of the year ended December 31, 2012.  At December 31, 2012, the fair value of the Management Services reporting unit exceeded its carrying value by 4.5%, while the fair values of the Building, Civil and Specialty Contractors reporting units exceeded their carrying values by more than 10%.  The Management Services reporting unit experienced a shortfall in its performance during the first six months of 2013 compared to previous expectations primarily due to a deteriorating security environment in Afghanistan and sequestration related to constraints in government funding necessary for construction to proceed.  The Company believes this is mainly a temporary delay, but will continue to monitor the results and changes in facts and circumstances as the fiscal year progresses.

The following table presents the carrying amount of goodwill allocated to the Company’s reporting units as of June 30, 2013:

			Specialty	Management
	Building	Civil	Contractors	Services	Total
	(in thousands)

Gross Goodwill Balance	$420,267	$429,893	$141,833	$66,638	$1,058,631
Accumulated Impairment	(409,765)	(55,740)	—	(22,480)	(487,985)
Balance at December 31, 2012	$10,502	$374,153	$141,833	$44,158	$570,646
Impairment charge	—	—	—	—	—
Balance at June 30, 2013	$10,502	$374,153	$141,833	$44,158	$570,646

Intangible assets consist of the following:

	June 30, 2013				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
	Cost	Amortization	Charge	Value	Period
	(in thousands)

Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(5,097)	(23,232)	46,021	20 years
Contractor license	6,000	—	(6,000)	—	Indefinite
Customer relationships	39,800	(13,672)	(16,645)	9,483	11.4 years
Construction contract backlog	73,706	(59,339)	—	14,367	3.6 years
Total	$311,456	$(78,108)	$(113,067)	$120,281

	December 31, 2012				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
	Cost	Amortization	Charge	Value	Period
	(in thousands)

Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(3,854)	(23,232)	47,264	20 years
Contractor license	6,000	—	(6,000)	—	Indefinite
Customer relationships	39,800	(13,029)	(16,645)	10,126	11.4 years
Construction contract backlog	73,706	(54,685)	—	19,021	3.6 years
Total	$311,456	$(71,568)	$(113,067)	$126,821

Amortization expense for the three and six months ended June 30, 2013 totaled $3.3 million and $6.5 million, respectively.  Amortization expense for the three and six months ended June 30, 2012 totaled $6.3 million and $11.4 million, respectively.  As of June 30, 2013, amortization expense is estimated to be $6.5 million for the remainder of 2013, $11.9 million in 2014, $5.3 million in 2015, $3.5 million in 2016, $3.5 million in 2017 and $39.1 million thereafter.

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

In December 2010, the Suffolk County Superior Court granted MHD’s motion for summary judgment to vacate the Third DRB Panel’s awards to PKC for approximately $56.5 million. The Court granted the motion on the grounds that the arbitrators do not have authority to decide whether particular claims are subject to the arbitration provision of the contract. MHD subsequently moved to vacate approximately $13.7 million of the Fourth DRB Panel’s total awards to PKC on the same arbitrability basis that the Third DRB’s awards were vacated. In October 2011, the Suffolk County Superior Court followed its earlier arbitrability rulings holding that the Fourth DRB exceeded its authority in deciding arbitrability with respect to certain of the Fourth DRB Panel’s awards (approximately $8 million of the $13.7 million discussed above). PKC appealed the Superior Court decisions and in January 2013, the Superior Court decisions were affirmed in MHD’s favor.  The Appeals Court remanded the case back to the lower court to determine how and by whom the claims must be decided. PKC filed an application for further appellate review by the Massachusetts Supreme Judicial Court and a motion for reconsideration in the Appeals Court.  The Appeals Court rejected PKC’s petition for rehearing.

The Massachusetts Supreme Judicial Court denied the application in June 2013.  PKC is now litigating the issue of arbitrability in Superior Court on review of the Engineer’s Decisions.   The Court has scheduled a September 2013 hearing on the motion for judgment on the pleadings challenging the Engineer’s Decisions.

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

In June 2013, PTJV and FM reached an agreement to settle the dispute for which payment was received in August 2013. The Company has included the impact of the settlement as a change in estimate in its balance sheet and results of operations as of and for the six months ended June 30, 2013.

Management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Fontainebleau Matter

Desert Mechanical Inc. (“DMI”) and Fisk Electric Company (“Fisk”), wholly owned subsidiaries of the Company, were subcontractors on the Fontainebleau Project in Las Vegas (“Fontainebleau”), a hotel/casino complex with approximately 3,800 rooms. In June 2009, Fontainebleau filed for bankruptcy protection, under Chapter 11 of the U.S. Bankruptcy Code, in the Southern District of Florida. Fontainebleau is headquartered in Miami, Florida.

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

In April 2013, a settlement conference took place where the parties reached an agreement in principle and are continuing to work on finalizing the terms.

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

Evidence had been presented at the Harmon related hearings that the Harmon Tower could be repaired for approximately $21 million, more than $15 million of which is due to design defects that are MGM’s responsibility. In mid-September 2012, MGM filed a request for additional destructive testing of the Harmon Tower. In October 2012, the Court ruled it would allow additional testing but with certain conditions including but not limited to the Court’s withdrawing MGM’s right to demolish the Harmon Tower and severing the Harmon Tower defects issue from the rest of the case. In February 2013, MGM filed third-party complaints against the project designers.  In early April 2013, MGM started additional destructive testing of the Harmon Tower.

The Court ordered a settlement conference to be held in August 2013.  Trial has been rescheduled for February 2014.

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

As of June 2013, MGM has reached agreements with subcontractors to settle at a discount $302.8 million of amounts previously billed to MGM. The Company has reduced and will continue to reduce amounts included in revenues, cost of construction operations, accounts receivable and accounts payable for the reduction in subcontractor pass-through billings, which the Company would not expect to have an impact on recorded profit. As of June 2013, the Company had approximately $193 million recorded as contract receivables for amounts due and owed to the Company and its subcontractors. In December 2011, a portion of the amounts owed to one of the Company’s subsidiaries, Fisk, was paid for approximately $15 million. Included in the Company’s receivables are pass-through subcontractor billings for contract work and retention, and other requests for equitable adjustment for additional work in the amount of $42.5 million. As of June 2013, the Company’s mechanic’s lien against the project was $191.3 million.

Subsequent to June 30, 2013, a settlement was reached for $39.8 million related to outstanding receivables for various subcontractors, which included consideration for, and brought resolution to disputes between the Company’s subsidiaries Fisk and DMI and MGM. Payment was received in August 2013. The Company has included the impact of the settlement as a change in estimate in its balance sheet and results of operations as of and for the six months ended June 30, 2013.

Management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Honeywell Street/Queens Boulevard Bridges Matter

In 1999, the Company was awarded a contract for reconstruction of the Honeywell Street/Queens Boulevard Bridges project for the City of New York (the “City”). In June 2003, after substantial completion of the project, the Company initiated an action to recover $8.75 million in claims against the City on behalf of itself and its subcontractors. In March 2010, the City filed counterclaims for $74.6 million and other relief, alleging fraud in connection with the DBE requirements for the project. In May 2010, the Company served the City with its response to the City’s counterclaims and affirmative defenses.  The Company’s motion to dismiss the City’s counterclaims remains pending before the court.

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

During the six months ended June 30, 2013, Westgate provided payment to TSC for the replacement OCIP insurance policies bringing resolution to that matter. TSC is currently preparing its proposed judgment, memorandum of costs, and motions for prejudgment interest and attorney’s fees which were filed in July 2013.

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

The Company has tendered its claim to the NYCTA OCIP and to Chartis Claims, Inc. (“Chartis”), its insurance carrier. Coverage was denied in January 2011. The OCIP and general liability carriers have filed a declaratory relief action in the United States District Court, Southern District of New York against the Company seeking court determination that no coverage is afforded under their policies. In mid-February 2012, the Company filed a third-party action against certain underwriters (“Lloyd’s”).  In mid-November 2012, the Court granted Chartis’ and Lloyd’s respective motions for summary judgment without oral argument. In May 2013, the Company filed its opening brief appealing those orders, with Chartis’ and Lloyd’s opposition briefs due in late August 2013.

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

In December 2012, a jury verdict was received in favor of King County in the amount of $155.8 million and a verdict in favor of VPFK in the amount of $26.3 million. In late April 2013, the Court ruled on post-trial motions and ordered VPFK’s sureties to pay King County’s attorneys’ fees and costs in the amount of $14.7 million.  All other motions were denied.  On May 7, 2013, VPFK paid the full verdict amount and the associated fees, thus terminating any interest on the judgment.  VPFK’s notice of appeal was filed on May 31, 2013.

The ultimate financial impact of King County’s lawsuit is not yet specifically determinable. In the fourth quarter of 2012, management developed a range of possible outcomes and has recorded a charge to income and a contingent liability of $5.0 million in accrued expenses. In developing a range of possible outcomes, management considered the jury verdict, continued litigation and potential settlement strategies. Management determined that there was no estimate within the range of possible outcomes that was more probable than the other and recorded a liability at the low end of the range. As of June 30, 2013, there were no changes in facts or circumstances that led management to believe that there were any changes to the probability of outcomes. The amount of payments in excess of the established contingent liability is recorded in Accounts Receivable on the Company’s consolidated condensed balance sheet as of June 30, 2013.  Estimating and recording future outcomes of litigation proceedings require significant judgment and assumptions about the future, which are inherently subject to risks and uncertainties. If a final recovery turns out to be materially less favorable than our estimates, this may have a significant impact on the Company’s financial results. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

156 Stations Matter

In December 2003, Five Star Electric Corporation (“FSE”), a wholly owned subsidiary of the Company, entered into an agreement with the Prime Contractor Transit Technologies, L.L.C (“Transit”), a Consortium member of Siemens Transportation Transit Technologies, L.L.C (“Siemens”), to assist in the installation of new public address and customer information screens system for each of the 156 stations for the New York City Transit Authority (“NYCTA”) as the owner. Work on the project commenced in early 2004 and was substantially completed.

In June 2007, FSE submitted a Demand for Arbitration against Transit to terminate FSE’s subcontract due to: the execution of a Cure Agreement between the NYCTA, Siemens and Transit, which amended FSE’s rights under the Prime Contract; Transit’s failure to provide information and equipment to allow work to progress according to the approved schedule, and Transit’s failure to tender payment in excess of a year. In June 2012, the arbitration panel awarded FSE a total of approximately $11.9 million to be paid within 45 days, and Transit’s claims were denied. FSE filed a motion to confirm arbitration award in District Court in July 2012. In late August 2012, Transit Technologies filed a cross petition to vacate the award. In November 2012, the Court granted FSE’s petition to confirm the arbitration award and denied Transit Technologies’ cross-petition to vacate the award. In late February 2013, the Court affirmed FSE’s award and entered judgment in the amount of $12.3 million including award, costs and interest.  The deadline for Transit to file an appeal regarding the judgment passed on April 4, 2013, rendering the judgment final for all purposes.  Settlement discussions have taken place with Siemens to avoid further litigation.  FSE will pursue its bond claim to recover judgment. The eventual resolution of this matter is not expected to have a material effect on the Company’s consolidated financial statements.

(8)               Income Taxes

The income tax provision was $9.7 million and $18.8 million for the three and six months ended June 30, 2013, respectively, compared to income tax benefit of $15.3 million and $10.5 million for the same periods in 2012. The effective income tax rate was 38.5% and 38.3% for the three and six months ended June 30, 2013, respectively, as compared to 4.2% and 2.9% for the same periods in 2012. The increase in the effective tax rate for the three and six months ended June 30, 2013, as compared to the same periods in 2012, was primarily due to the $376.6 million impairment charge in the second quarter of 2012 and discrete events. The income tax expense for the three and six months ended June 30, 2013 of $9.7 million and $18.8 million, respectively, includes discrete items of less than $0.1 million and ($0.4) million, related mainly to a favorable state audit settlement and an adjustment to state tax attributes, compared to no discrete items for the second quarter of 2012 and $3.6 million for the first six months of 2012, related mainly to stock based compensation items.

As of June 30, 2013, the total amount of unrecognized tax benefits, including related interest and penalties was $4.1 million. If the total amount of unrecognized tax benefits was recognized, $3.9 million of unrecognized tax benefits and $0.2 million of interest would impact the effective tax rate. The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by less than $0.1 million within the next twelve months due to the settlement of audits or the expiration of the statute of limitations in various jurisdictions.

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

Restricted Stock Awards

Restricted stock awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets.  Upon vesting, each award is exchanged for one share of the Company’s common stock.  The grant date fair values of these awards are determined based on the closing price of the Company’s stock on either the award date (if subject only to service conditions), or the date that the Compensation Committee establishes the applicable performance target (if subject to performance conditions).  The related compensation expense is amortized over the applicable requisite period.  As of June 30, 2013, the Compensation Committee has approved the grant of an aggregate of 4,875,833 restricted stock awards to eligible participants.

In March 2013, the Compensation Committee established the 2013 pre-tax income performance targets for 178,335 restricted stock units awarded in 2009 and 2010.  Additionally, 66,667 restricted stock unit awards were forfeited during the six months ended June 30, 2013.

For the three and six months ended June 30, 2013, the Company recognized $1.2 million and $3.5 million, respectively, of compensation expense related to restricted stock awards, and such expense is included in general and administrative expenses in the consolidated condensed statements of operations.  As of June 30, 2013 there was $3.8 million of unrecognized compensation cost related to the unvested restricted stock awards which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 2.2 years.

A summary of restricted stock awards activity for the six months ended June 30, 2013 is as follows:

				Aggregate
		Weighted Average		Intrinsic
	Number	Grant Date		Value
	of Shares	Fair Value		(in thousands)
Granted and Unvested - January 1, 2013	1,141,666	$18.12		$15,641
Vested	(236,666)	$14.40		$4,318
Granted	178,335	$19.30		$3,226
Forfeited	(66,667)	$14.23		—
Total Granted and Unvested	1,016,668	$19.45		$18,392
Approved for grant	710,000		(a)	$12,844
Total Awarded and Unvested - June 30, 2013	1,726,668	n.a.		$31,235

(a)                     Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

The outstanding unvested restricted stock awards at June 30, 2013 are scheduled to vest as follows, subject where applicable to the achievement of performance targets.  As described above, certain performance targets have not yet been established.

Number
Vesting Date	of Awards
2013	610,000
2014	391,668
2015	150,000
2016	165,000
2017	410,000
Total	1,726,668

Approximately 245,000 of the unvested restricted stock awards will vest based on the satisfaction of service requirements and 1,481,668 of the unvested restricted stock awards will vest based on the satisfaction of both service requirements and the achievement of performance targets.

Stock Options

Stock option awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets. The grant date fair values of these awards are determined based on the Black-Scholes option price model on either the award date (if subject only to service conditions) or the date that the Compensation Committee establishes the applicable performance target (if subject to performance conditions).  The related compensation expense is amortized over the applicable requisite service period.  The exercise price of the options is equal to the closing price of the Company’s common stock on the date the awards were approved by the Compensation Committee, and the awards expire ten years from the award date. As of June 30, 2013, the Compensation Committee has approved the award of an aggregate of 2,365,465 stock option awards to eligible participants.

In March 2013, the Compensation Committee established the 2013 pre-tax income performance target for 150,000 stock options awarded in 2009.

For the three and six months ended June 30, 2013, the Company recognized compensation expense of $0.3 million and $1.1 million, respectively, related to stock option awards, and such expenses are included in general and administrative expenses in the Consolidated Statements of Operations.  As of June 30, 2013, there was $1.4 million of unrecognized compensation expense related to the outstanding options, which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 2.2 years.

A summary of stock options activity under the plan for the six months ended June 30, 2013 is as follows:

		Weighted Average
	Number	Grant Date		Exercise
	of Shares	Fair Value		Price
Total Granted and Outstanding - January 1, 2013	1,315,465	$9.72		$18.91
Granted	150,000	$6.93		$20.33
Exercised	(40,465)	$6.18		$13.77
Forfeited	(50,000)	$7.25		—
Total Granted and Outstanding	1,375,000	$9.61		$19.45
Approved for grant	680,000		(a)	$11.14
Total Awarded and Outstanding - June 30, 2013	2,055,000	n.a.		$16.70

(a)         Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

There were 600,000 stock options that have vested and were exercisable at June 30, 2013 at a weighted average exercise price of $20.33 per share.

Of the remaining stock options outstanding, approximately 542,500 stock options will vest based on the satisfaction of service requirements and 912,500 stock options will vest based on the satisfaction of both service requirements and the achievement of performance targets.

At June 30, 2013, the outstanding stock options of 1,375,000 had an intrinsic value of $1.9 million and a weighted average remaining contractual life of 6.0 years.

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

The Company was in compliance with the modified financial covenants under the First Amendment for the period ended June 30, 2013.

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

The Amended Credit Agreement increases the sublimit for letters of credit from $50 million to $150 million.  Substantially all of the Company’s subsidiaries unconditionally guarantee the obligations of the Company under the Amended Credit Agreement.  The obligations under the Amended Credit Agreement are secured by a lien on all personal property of the Company and its subsidiaries party thereto.  Any outstanding loans under the Revolving Facility mature on August 3, 2016, while the Term Loan includes quarterly installments of principal and interest payable over a five-year period.  The Term Loan balance has been paid down to $135.0 million at June 30, 2013.

The Company had $170.0 million of outstanding borrowings under its Revolving Facility as of June 30, 2013 and $120.0 million of outstanding borrowings as of December 31, 2012.  The net increase in borrowings under the Revolving Facility comprises a significant portion of all “Proceeds from debt” and a significant portion of all “Repayment of debt” as presented in the Consolidated Condensed Statements of Cash Flows.  The Company utilized the Revolving Facility for letters of credit in the amount of $0.2 million as of both June 30, 2013 and December 31, 2012.  Accordingly, at June 30, 2013, the Company had $129.9 million available to borrow under the Revolving Facility.

(11)        Earnings (Loss) per Common Share

Basic earnings (loss) per common share were computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted earnings (loss) per common share was similarly computed after giving consideration to the dilutive effect of stock options and restricted stock unit awards outstanding on the weighted average number of common shares outstanding. The computation of diluted earnings per common share for the three and six months ended June 30, 2013 excludes 860,000 stock options and 942,500 stock options because these shares would have an antidilutive effect.  The computation of diluted loss per common share for the three months and six months ended June 30, 2012 excludes 1,315,465 stock options, and 1,150,000 restricted stock units.

(12)        Business Segments

The Company’s chief operating decision maker is the Chairman and Chief Executive Officer, who decides how to allocate resources and assess performance of the business segments.  Generally, the Company evaluates performance of its operating segments on the basis of income from operations and cash flow.

The following table sets forth certain reportable segment information relating to the Company’s operations for the three and six months ended June 30, 2013 and 2012.

	Reportable Segments
			Specialty	Management				Consolidated
(in thousands)	Building	Civil	Contractors	Services	Totals	Corporate		Total
Three Months Ended June 30, 2013
Total revenues	$422,366	$332,223	$284,036	$45,744	$1,084,369	$—		$1,084,369
Elimination of intersegment revenues	(20,542)	(10,515)	—	(247)	(31,304)	—		(31,304)
Revenues from external customers	$401,824	$321,708	$284,036	$45,497	$1,053,065	$—		$1,053,065
Income from construction operations	$3,024	$29,199	$15,985	$2,112	$50,320	$(10,846	)*	$39,474

Three Months Ended June 30, 2012
Total revenues	$331,924	$327,072	$275,902	$64,773	$999,671	$—		$999,671
Elimination of intersegment revenues	(1,664)	(3,376)	—	(9,285)	(14,325)	—		(14,325)
Revenues from external customers	$330,260	$323,696	$275,902	$55,488	$985,346	$—		$985,346
Income from construction operations
Before Impairment Charge	$(14,487)	$25,762	$19,868	$1,852	$32,995	$(10,595	)*	$22,400
Impairment Charge	(282,608)	(65,503)	(11,489)	(16,974)	(376,574)	—		(376,574)
Total	$(297,095)	$(39,741)	$8,379	$(15,122)	$(343,579)	$(10,595)		$(354,174)

	Reportable Segments
			Specialty	Management				Consolidated
(in thousands)	Building	Civil	Contractors	Services	Totals	Corporate		Total
Six Months Ended June 30, 2013
Total revenues	$847,480	$616,198	$585,913	$93,113	$2,142,704	$—		$2,142,704
Elimination of intersegment revenues	(32,017)	(61,803)	(10)	(2,881)	(96,711)	—		(96,711)
Revenues from external customers	$815,463	$554,395	$585,903	$90,232	$2,045,993	$—		$2,045,993
Income from construction operations	$7,261	$50,753	$35,271	$4,918	$98,203	$(22,650	)*	$75,553

Six Months Ended June 30, 2012
Total revenues	$674,963	$577,661	$543,638	$132,885	$1,929,147	$—		$1,929,147
Elimination of intersegment revenues	(3,909)	(4,592)	(298)	(22,468)	(31,267)	—		(31,267)
Revenues from external customers	$671,054	$573,069	$543,340	$110,417	$1,897,880	$—		$1,897,880
Income from construction operations
Before Impairment Charge	$(23,384)	$42,604	$39,616	$3,738	$62,574	$(23,211	)*	$39,363
Impairment Charge	(282,608)	(65,503)	(11,489)	(16,974)	(376,574)	—		(376,574)
Total	$(305,992)	$(22,899)	$28,127	$(13,236)	$(314,000)	$(23,211)		$(337,211)

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

The following table sets forth the net periodic benefit cost by component for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Interest cost	$917	$1,005	$1,833	$2,010
Expected return on plan assets	(1,120)	(1,186)	(2,240)	(2,372)
Amortization of net loss	1,544	1,396	3,088	2,793
Net periodic benefit cost	$1,341	$1,215	$2,681	$2,431

The Company contributed $0.6 million and $1.7 million to its defined benefit pension plan during the first half of 2013 and 2012, respectively.  The Company expects to contribute an additional $1.1 million to its defined benefit pension plan during the remainder of fiscal year 2013.

(14)        Related Party Transactions

The Company leases certain facilities from Ronald N. Tutor, the Company’s Chairman and Chief Executive Officer, and an affiliate owned by Mr. Tutor under non-cancelable operating lease agreements with monthly payments of $0.2 million, which increase at 3% per annum beginning August 1, 2009 and expire on July 31, 2016.  Lease expense for these leases, recorded on a straight-line basis, was $0.6 million for both the three months ended June 30, 2013 and 2012, and was $1.2 million for both the six months ended June 30, 2013 and 2012.

Raymond R. Oneglia, who is the Vice Chairman of O&G Industries, Inc. (“O&G”), is a director of the Company.  O&G occasionally participates in joint ventures with the Company.  Joint venture agreements between the Company and O&G provide the legal foundation for the partnership to perform all the requirements under the customer contract. The Company delivers services in accordance with the customer contract. All transactions are made directly with the customer through the joint venture, and not with O&G, and completed on normal trade terms.  Currently the Company has a 30% interest in this joint venture with O&G as the sponsor. The project, a highway construction project for the State of Connecticut, has an estimated total contract value of approximately $363 million and is scheduled to complete in 2017.  O&G’s cumulative holdings of the Company’s stock were 600,000 shares, or 1.25% and 1.26%, respectively, of total common shares outstanding at June 30, 2013 and 2012.

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

CONDENSED CONSOLIDATING BALANCE SHEET — JUNE 30, 2013 (UNAUDITED)

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and Cash Equivalents	$90,096	$36,766	$15,816	$—	$142,678
Restricted Cash	23,441	7,869	15,709	—	47,019
Accounts Receivable	206,688	1,275,041	46,915	(139,133)	1,389,511
Costs and Estimated Earnings in Excess of Billings	86,353	444,365	152	(25,959)	504,911
Deferred Income Taxes	—	15,527	—	(6,075)	9,452
Other Current Assets	64,016	21,953	2,829	(34,984)	53,814
Total Current Assets	470,594	1,801,521	81,421	(206,151)	2,147,385

Long-term Investments	46,283	—	—	—	46,283
Property and Equipment, net	78,755	407,996	4,706	—	491,457
Intercompany Notes and Receivables	—	393,739	—	(393,739)	—
Other Assets:
Goodwill	—	570,646	—	—	570,646
Intangible Assets, net	—	120,281	—	—	120,281
Investment in Subsidiaries	2,107,612	1	50	(2,107,663)	—
Other	75,938	10,541	—	(5,047)	81,432
	$2,779,182	$3,304,725	$86,177	$(2,712,600)	$3,457,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$45,079	$63,055	$—	$—	$108,134
Accounts Payable	127,067	771,777	54	(138,386)	760,512
Billings in Excess of Costs and Estimated Earnings	115,646	190,711	34	—	306,391
Accrued Expenses and Other Current Liabilities	71,432	96,902	44,741	(32,530)	180,545
Total Current Liabilities	359,224	1,122,445	44,829	(170,916)	1,355,582

Long-term Debt, less current maturities	633,116	82,573	—	(40,047)	675,642
Deferred Income Taxes	102,139	7,761	—	—	109,900
Other Long-term Liabilities	132,142	3,363	—	—	135,505
Intercompany Notes and Advances Payable	371,706	—	21,995	(393,701)	—

Contingencies and Commitments

Stockholders’ Equity	1,180,855	2,088,583	19,353	(2,107,936)	1,180,855
	$2,779,182	$3,304,725	$86,177	$(2,712,600)	$3,457,484

CONDENSED CONSOLIDATING BALANCE SHEET - DECEMBER 31, 2012

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and Cash Equivalents	$64,663	$74,385	$29,008	$—	$168,056
Restricted Cash	30,236	8,481	—	—	38,717
Accounts Receivable	177,856	1,121,098	1,088	(75,429)	1,224,613
Costs and Estimated Earnings in Excess of Billings	111,821	377,132	152	(24,103)	465,002
Deferred Income Taxes	—	15,823	—	(5,752)	10,071
Other Current Assets	26,461	49,993	2,891	(3,957)	75,388
Total Current Assets	411,037	1,646,912	33,139	(109,241)	1,981,847

Long-term Investments	46,283	—	—	—	46,283
Property and Equipment, net	64,248	416,006	4,841	—	485,095
Intercompany Notes and Receivables	—	493,277	—	(493,277)	—
Other Assets:
Goodwill	—	570,646	—	—	570,646
Intangible Assets, net	—	126,821	—	—	126,821
Investment in Subsidiaries	2,122,116	134	50	(2,122,300)	—
Other	81,198	9,058	35,375	(39,913)	85,718
	$2,724,882	$3,262,854	$73,405	$(2,764,731)	$3,296,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$42,589	$25,121	$—	$—	$67,710
Accounts Payable	97,834	698,015	156	(99,532)	696,473
Billings in Excess of Costs and Estimated Earnings	95,657	206,070	34	—	301,761
Accrued Expenses and Other Current Liabilities	30,545	108,589	38,901	(9,709)	168,326
Total Current Liabilities	266,625	1,037,795	39,091	(109,241)	1,234,270

Long-term Debt, less current maturities	603,371	105,922	—	(39,913)	669,380
Deferred Income Taxes	102,138	7,762	—	—	109,900
Other Long-term Liabilities	134,874	4,122	—	—	138,996
Intercompany Notes and Advances Payable	474,010	—	19,267	(493,277)	—

Contingencies and Commitments

Stockholders’ Equity	1,143,864	2,107,253	15,047	(2,122,300)	1,143,864
	$2,724,882	$3,262,854	$73,405	$(2,764,731)	$3,296,410

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2013

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$141,795	$948,071	$—	$(36,801)	$1,053,065
Cost of Operations	122,423	865,284	(3,796)	(36,801)	947,110

Gross Profit	19,372	82,787	3,796	—	105,955

General and Administrative Expenses	19,328	46,677	476	—	66,481

INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	44	36,110	3,320	—	39,474

Equity in Earnings of Subsidiaries	24,440	—	—	(24,440)	—
Other Income (Expense), net	(4,314)	955	125	—	(3,234)
Interest Expense	(10,300)	(783)	—	—	(11,083)

Income (loss) before Income Taxes	9,870	36,282	3,445	(24,440)	25,157

(Provision) Credit for Income Taxes	5,608	(13,961)	(1,326)	—	(9,679)

NET (LOSS) INCOME	$15,478	$22,321	$2,119	$(24,440)	$15,478

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	(395)	—	—	395	—
Foreign currency translation	—	(43)	—	—	(43)
Change in fair value of investments	—	(352)	—	—	(352)
Change in fair value of interest rate swap	292	—	—	—	292
Total Other Comprehensive Loss	(103)	(395)	—	395	(103)

Total Comprehensive Income	$15,375	$21,926	$2,119	$(24,045)	$15,375

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2012

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$94,440	$906,260	$—	$(15,354)	$985,346
Cost of Operations	83,035	834,481	(3,877)	(15,354)	898,285

Gross Profit	11,405	71,779	3,877	—	87,061

General and Administrative Expenses	16,830	47,330	501	—	64,661

Goodwill and Intangible Assets Impairment	—	376,574	—	—	376,574

INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	(5,425)	(352,125)	3,376	—	(354,174)

Equity in Earnings of Subsidiaries	(339,844)	—	—	339,844	—
Other Income (Expense), net	535	331	216	—	1,082
Interest Expense	(9,613)	(990)	—	—	(10,603)

Income (loss) before Income Taxes	(354,347)	(352,784)	3,592	339,844	(363,695)

(Provision) Credit for Income Taxes	5,924	10,828	(1,480)	—	15,272

NET (LOSS) INCOME	$(348,423)	$(341,956)	$2,112	$339,844	$(348,423)

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	(261)	—	—	261	—
Foreign currency translation	—	(266)	—	—	(266)
Change in fair value of investments	—	5	—	—	5
Change in fair value of interest rate swap	(334)	—	—	—	(334)
Total Other Comprehensive Loss	(595)	(261)	—	261	(595)

Total Comprehensive Income	$(349,018)	$(342,217)	$2,112	$340,105	$(349,018)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2013

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$281,572	$1,869,484	$—	$(105,063)	$2,045,993
Cost of Operations	247,512	1,705,104	(7,872)	(105,063)	1,839,681

Gross Profit	34,060	164,380	7,872	—	206,312

General and Administrative Expenses	38,105	91,708	946	—	130,759

INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	(4,045)	72,672	6,926	—	75,553

Equity in Earnings of Subsidiaries	48,796	—	—	(48,796)	—
Other Income (Expense), net	(5,123)	811	251	—	(4,061)
Interest Expense	(20,845)	(1,574)	—	—	(22,419)

Income (loss) before Income Taxes	18,783	71,909	7,177	(48,796)	49,073

(Provision) Credit for Income Taxes	11,495	(27,541)	(2,749)	—	(18,795)

NET (LOSS) INCOME	$30,278	$44,368	$4,428	$(48,796)	$30,278

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	(480)	—	—	480	—
Foreign currency translation	—	(229)	—	—	(229)
Change in fair value of investments	—	(251)	—	—	(251)
Change in fair value of interest rate swap	460	—	—	—	460
Total Other Comprehensive Loss	(20)	(480)	—	480	(20)

Total Comprehensive Income	$30,258	$43,888	$4,428	$(48,316)	$30,258

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2012

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$163,565	$1,767,955	$—	$(33,640)	$1,897,880
Cost of Operations	145,729	1,620,375	(7,804)	(33,640)	1,724,660

Gross Profit	17,836	147,580	7,804	—	173,220

General and Administrative Expenses	35,739	97,048	1,070	—	133,857

Goodwill and Intangible Assets Impairment	—	376,574	—	—	376,574

INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	(17,903)	(326,042)	6,734	—	(337,211)

Equity in Earnings of Subsidiaries	(322,312)	—	—	322,312	—
Other Income (Expense), net	(1,529)	(145)	448	—	(1,226)
Interest Expense	(19,684)	(2,001)	—	—	(21,685)

Income (loss) before Income Taxes	(361,428)	(328,188)	7,182	322,312	(360,122)

(Provision) Credit for Income Taxes	11,802	1,531	(2,837)	—	10,496

NET (LOSS) INCOME	$(349,626)	$(326,657)	$4,345	$322,312	$(349,626)

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	264	—	—	(264)	—
Foreign currency translation	—	57	—	—	57
Change in fair value of investments	—	207	—	—	207
Change in fair value of interest rate swap	(1,019)	—	—	—	(1,019)
Realized loss on sale of investments recorded in net income (loss)	2,005	—	—	—	2,005
Total Other Comprehensive Loss	1,250	264	—	(264)	1,250

Total Comprehensive Income	$(348,376)	$(326,393)	$4,345	$322,048	$(348,376)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2013

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$30,278	$44,368	$4,428	$(48,796)	$30,278
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,230	24,201	135	—	27,566
Equity in earnings of subsidiaries	(48,796)	—	—	48,796	—
Stock-based compensation expense	4,624	—	—	—	4,624
Excess income tax benefit from stock-based compensation	(358)	—	—	—	(358)
Deferred income taxes	235	265	—	—	500
(Gain) loss on sale of property and equipment	(180)	—	—	—	(180)
Other non-cash items	864	(975)	—	—	(111)
Other long-term liabilities	9,204	(755)	—	—	8,449
Changes in other components of working capital	41,842	(111,153)	(40,027)	—	(109,338)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$40,943	$(44,049)	$(35,464)	$—	$(38,570)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(16,299)	(11,828)	—	—	(28,127)
Proceeds from sale of property and equipment	186	2,173	—	—	2,359
Change in restricted cash	6,795	612	(15,709)	—	(8,302)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$(9,318)	$(9,043)	$(15,709)	$—	$(34,070)

Cash Flows from Financing Activities:
Proceeds from debt	395,365	26,185	—	—	421,550
Repayment of debt	(363,252)	(11,735)	—	—	(374,987)
Excess income tax benefit from stock-based compensation	358	—	—	—	358
Issuance of common stock and effect of cashless exercise	341	—	—	—	341
Increase (decrease) in intercompany advances	(39,004)	1,023	37,981	—	—
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$(6,192)	$15,473	$37,981	$—	$47,262

Net Increase (Decrease) in Cash and Cash Equivalents	25,433	(37,619)	(13,192)	—	(25,378)
Cash and Cash Equivalents at Beginning of Year	64,663	74,385	29,008	—	168,056
Cash and Cash Equivalents at End of Period	$90,096	$36,766	$15,816	$—	$142,678

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2012

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(349,626)	$(326,657)	$4,345	$322,312	$(349,626)
Adjustments to reconcile net income to net cash from operating activities:
Goodwill and intangible assets impairment	—	376,574	—	—	376,574
Depreciation and amortization	2,130	29,840	136	—	32,106
Equity in earnings of subsidiaries	322,312	—	—	(322,312)	—
Stock-based compensation expense	5,074	—	—	—	5,074
Deferred income taxes	(38,696)	(3,725)	—	—	(42,421)
Adjustment of interest rate swap to fair value	264	—	—	—	264
Loss on sale of investments	2,699	—	—	—	2,699
(Gain) Loss on sale of property and equipment	—	530	—	—	530
Other non-cash items	58	195	—	—	253
Other long-term liabilities	(1,483)	(2,523)	—	—	(4,006)
Changes in other components of working capital	55,269	(120,604)	12,021	—	(53,314)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(1,999)	$(46,370)	$16,502	$—	$(31,867)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(8,500)	(13,288)	—	—	(21,788)
Proceeds from sale of property and equipment	304	9,310	—	—	9,614
Investments in available-for-sale securities	—	(535)	—	—	(535)
Proceeds from sale of available-for-sale securities	16,553	—	—	—	16,553
Change in restricted cash	(3,231)	(16)	—	—	(3,247)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$5,126	$(4,529)	$—	$—	$597

Cash Flows from Financing Activities:
Proceeds from debt	306,538	44	—	—	306,582
Repayment of debt	(277,668)	(13,249)	—	—	(290,917)
Business acquisition related payments	(2,932)	—	—	—	(2,932)
Issuance of common stock and effect of cashless exercise	(307)	—	—	—	(307)
Debt issuance costs	(10)	—	—	—	(10)
Increase (decrease) in intercompany advances	(25,344)	28,037	(2,693)	—	—
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$277	$14,832	$(2,693)	$—	$12,416

Net Increase (Decrease) in Cash and Cash Equivalents	3,404	(36,067)	13,809	—	(18,854)
Cash and Cash Equivalents at Beginning of Year	134,936	52,492	16,812	—	204,240
Cash and Cash Equivalents at End of Period	$138,340	$16,425	$30,621	$—	$185,386

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses our financial position at June 30, 2013, and the results of our operations for the three and six months ended June 30, 2013 and should be read in conjunction with: (1) the unaudited consolidated condensed financial statements and notes contained herein, and (2) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

We believe our leadership position as the contractor of choice for large, complex civil and non-residential building projects will support our long-term backlog growth. Our Building segment continued to grow compared to last year and we continued to experience strong contributions from our Civil and Specialty Contractor segments consistent with our focus on obtaining higher-margin public works projects and enhancing our self-performance capabilities. We expect to continue to leverage our increased self-performance and schedule control capabilities to obtain additional large-scale Civil and Building awards. We have continued to capitalize on this leadership position as evidenced by our June 30, 2013 contract backlog of $6.6 billion, an increase of $1.0 billion from $5.6 billion as of December 31, 2012.  We have received several recent significant new awards and continue to have a large volume of pending awards, including (i) an $840 million Central Subway construction project in California; (ii) our share of a pending award for the $1 billion joint venture California High-Speed Rail design-build project; (iii) a $144 million concrete placement contract, a $133 million underground concrete casing project and $56 million electrical subcontract, all for work at Hudson Yards in New York; (iv) a $103 million bridge replacement project in New York; (v) a $100 million bus terminal renovation project in New York; (vi) our share of a $61 million joint venture runway rehabilitation project in New York; and (vii) large pending awards for construction of the first concrete platform and the North Tower (also referred to as “Tower A”) at Hudson Yards.

We continue our strategic focus on growing our business by pursuing and obtaining large complex public works projects.

The following tables set forth our consolidated condensed statement of operations:

	Consolidated Results of Operations
			% Change			% Change
	Three months ended		Favorable	Six months ended		Favorable
	June 30,		(Unfavorable)	June 30,		(Unfavorable)
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(In thousands)			(In thousands)
Revenues	$1,053,065	$985,346	6.9%	$2,045,993	$1,897,880	7.8%
Cost of operations	947,110	898,285	(5.4)%	1,839,681	1,724,660	(6.7)%
Gross profit	105,955	87,061	21.7%	206,312	173,220	19.1%
General and administrative expenses	66,481	64,661	(2.8)%	130,759	133,857	2.3%
Goodwill and intangible asset impairment	—	376,574		—	376,574
Income from construction operations	39,474	(354,174)	111.1%	75,553	(337,211)	122.4%
Other income (expense), net	(3,234)	1,082	(398.9)%	(4,061)	(1,226)	(231.2)%
Interest expense	(11,083)	(10,603)	(4.5)%	(22,419)	(21,685)	(3.4)%
Income (loss) before income taxes	25,157	(363,695)	106.9%	49,073	(360,122)	113.6%
(Provision) benefit for income taxes	(9,679)	15,272	(163.4)%	(18,795)	10,496	(279.1)%
Net income (loss)	$15,478	$(348,423)	104.4%	$30,278	$(349,626)	108.7%

	Consolidated Results of Operations
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(As a percentage of Revenues)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	89.9%	91.2%	89.9%	90.9%
Gross profit	10.1%	8.8%	10.1%	9.1%
General and administrative expenses	6.3%	6.6%	6.4%	7.1%
Goodwill and intangible asset impairment	0.0%	(38.2)%	0.0%	19.8%
Income from construction operations	3.8%	(36.0)%	3.7%	(17.8)%
Other income (expense), net	(0.3)%	0.1%	(0.2)%	(0.1)%
Interest expense	(1.1)%	(1.0)%	(1.1)%	(1.1)%
Income (loss) before income taxes	2.4%	(36.9)%	2.4%	(19.0)%
(Provision) benefit for income taxes	(0.9)%	1.5%	(0.9)%	0.6%
Net income (loss)	1.5%	(35.4)%	1.5%	(18.4)%

Revenues were $1,053.1 million and $2,046.0 million for the three and six months ended June 30, 2013, respectively, as compared to $985.3 million and $1,897.9 million for the same periods in 2012. Income from construction operations was $39.5 million and $75.6 million for the three and six months ended June 30, 2013, respectively, as compared to loss from construction operations of $354.2 million and $337.2 million for the same periods in 2012. Our loss from construction operations for the three and six months ended June 30, 2012 was materially impacted by a $376.6 million goodwill and intangible asset impairment charge ($355.9 million after-tax) due primarily to a deterioration in broader market conditions, degradation in the timing of projected cash flows used to derive the fair value, and a sustained decrease in the Company’s stock price, causing its market capitalization to be substantially less than its carrying value.  Net income was $15.5 million and $30.3 million for the three and six months ended June 30, 2013, respectively, as compared to net loss of $348.4 million and $349.6 million for the same periods in 2012. Basic and diluted earnings per share were $0.32 and $0.32, respectively, for the three months ended June 30, 2013, as compared to basic and diluted loss per share of $7.35 and $7.35, respectively, for the three months ended June 30, 2012.  Basic and diluted earnings per share were $0.64 and $0.62, respectively, for the six months ended June 30, 2013, as compared to basic and diluted loss per share of $7.38 and $7.38, respectively, for the six months ended June 30, 2012. Excluding the $355.9 million after-tax goodwill and intangible asset impairment charge in the second quarter of 2012, $3.6 million in discrete tax expense adjustments and a $2.7 million pre-tax loss on the sale of certain auction rate securities, both of which were recognized in the first quarter of 2012, net income and diluted earnings per share for the three and six months ended June 30, 2012 were $7.5 million, or $0.16, and $11.6 million, or $0.24, respectively. Net income and diluted earnings per share excluding these adjustments are non-GAAP financial measures, which are discussed below and are reconciled to the most directly comparable GAAP measures.

Revenues increased by $67.7 million, or 6.9%, and $148.1 million or 7.8%, during the three and six months ended June 30, 2013, respectively, as compared to the same periods last year, due primarily to growth in the Building segment associated with activity in new hospitality and gaming projects in California, Arizona and Nevada. Net income increased by $363.9 million, or 104.4%, and $379.9 million, or 108.7%, during the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012, due primarily to the increased revenues described above and contributions from higher-margin pipeline work in the Midwest during the first six months of 2013 and Hurricane Sandy-related projects in New York.

At June 30, 2013, working capital was $791.8 million, an increase of $44.2 million from $747.6 million at December 31, 2012.

Non-GAAP Measures

Our consolidated financial statements are presented based on accounting principles generally accepted in the United States (“GAAP”). We sometimes use non-GAAP measures of income from operations, net income, earnings per share and other measures that we believe are appropriate to enhance an overall understanding of our historical financial performance and future prospects. We are providing these non-GAAP measures to disclose additional information to facilitate the comparison of past and present operations, and they are among the indicators management uses as a basis for evaluating the Company’s financial performance as well as for forecasting future periods. For these reasons, management believes these non-GAAP measures can be useful operating performance measures to be considered by investors, prospective investors and others. These non-GAAP measures are not intended to replace the presentation of our financial results in accordance with GAAP, and they may not be comparable to other similarly titled measures of other companies.

The following table is a reconciliation of reported income from construction operations, net income (loss), and diluted earnings (loss) per share under GAAP to income from operations, net income and diluted earnings per share for the three and six months ended June 30, 2012 and 2013, excluding discrete items. Included in discrete items is the impact of the following one-time expenses or benefits: (i) the $355.9 million after-tax impairment charge recognized in the second quarter of 2012; (ii) the $2.7 million realized loss on the sale of auction rate securities in the first quarter of 2012 less associated tax benefits; and (iii) $3.6 million of discrete tax expense items related to an increase in unrecognized tax benefits and an adjustment, both associated with certain stock-based compensation items identified during the first quarter of 2012.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012

Reported net income (loss)	$15,478	$(348,423)	$30,278	$(349,626)
Plus: Impairment charge	—	376,574	—	376,574
Less: Tax benefit provided on impairment charge	—	(20,653)	—	(20,653)
Plus: Realized loss on sale of investments	—	—	—	2,699
Less: Tax benefits provided on realized sale of investments	—	—	—	(1,057)
Plus: Discrete tax adjustments	—	—	—	3,649
Net income, excluding discrete items	$15,478	$7,498	$30,278	$11,586

Reported diluted income (loss) per common share	$0.32	$(7.35)	$0.62	$(7.38)
Plus: Impairment charge		7.51		7.51
Plus: Realized loss on sale of investments	—	—	—	0.03
Plus: Discrete tax adjustments	—	—	—	0.08
Diluted earnings per common share, excluding discrete items	$0.32	$0.16	$0.62	$0.24

Backlog Analysis

Our backlog of uncompleted construction work at June 30, 2013 was approximately $6.6 billion compared to $5.6 billion at December 31, 2012. During the first six months of 2013, we booked a number of pending awards into backlog across each of our business segments and had significant adjustments to existing contracts. Major new award bookings included an $840 million San Francisco Central Subway construction project, two educational building projects in California currently valued at $263 million, and the following projects in New York: (i) a $143 million concrete placement contract, a $133 million underground concrete casing project, the South Tower construction contract, and a $56 million electrical subcontract, all for work at Hudson Yards; (ii) a $103 million bridge replacement project; (iii) a $100 million bus terminal renovation project; and (iv) the Company’s share of a $61 million joint venture runway rehabilitation project. The increase in our overall backlog was partially offset by reduced backlog in our Management Services segment associated with continued activity on existing federal government projects in Afghanistan and Guam and a reduced volume of new federal government project awards.

In addition to our existing backlog, we continue to have a significant volume of pending contract awards, including more than $3 billion in various future phases of the Hudson Yards project, our share of the $1 billion joint venture California High-Speed Rail project, and various other contracts that we anticipate booking into backlog over the next several quarters as the contracts for these projects are executed. We continue tracking several large-scale civil and building prospects for both public and private sector customers as we further leverage our self-performance and schedule control capabilities.

The following table provides an analysis of our backlog by business segment for the six months ended June 30, 2013.

	Backlog at December 31, 2012	New Business Awarded (1)	Revenues Recognized	Backlog at June 30, 2013
	(in millions)
Building	$1,964.9	$913.9	$(815.5)	$2,063.3
Civil	1,774.0	1,423.7	(554.4)	2,643.3
Specialty Contractors	1,507.3	665.1	(585.9)	1,586.5
Management Services	357.4	26.4	(90.2)	293.6
Total	$5,603.6	$3,029.1	$(2,046.0)	$6,586.7

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

In January 2013, the FASB issued ASU 2013-01, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11”Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.”  ASU 2013-01 is effective for the fiscal years beginning on or after January 1, 2013, and interim periods within.  Retrospective application is required for any period presented that begins before the entity’s initial application of the new requirements.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, an amendment to FASB ASC Topic 220, “Comprehensive Income.” The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective prospectively for fiscal years, and interim periods within those years beginning after December 15, 2012.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-04, which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This ASU is an update to FASB ASC Topic 405, “Liabilities.” The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  We are currently evaluating the impact of this guidance on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force). This ASU addresses when unrecognized tax benefits should be presented as reductions to deferred tax assets for net operating loss carryforwards in the financial statements. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application is permitted. We are currently evaluating the potential impact of this adoption on our consolidated financial statements.

Use of and changes in estimates

Our construction business involves making significant estimates and assumptions in the normal course of business relating to our contracts and our joint venture contracts. Management focuses on evaluating the performance of contracts individually. These estimates and assumptions can vary in the normal course of business as projects progress, when estimated productivity assumptions change based on experience to date and uncertainties are resolved.  Change orders and claims, as well as changes in related estimates of costs to complete, are considered revisions in estimates. We use the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. The impact on operating margin in a reporting period and future periods from a change in estimate will depend on the stage of contract completion. There were no significant changes in contract estimates at completion that impacted gross profit for both the three and six months ended June 30, 2013 and 2012.

Results of Operations

Revenues

The following table summarizes our revenues by business segment:

	Revenues for the
	Three months ended June 30,
(dollars in millions)	2013	2012	$ Change	% Change
Building	$401.8	$330.2	$71.6	21.7%
Civil	321.7	323.7	(2.0)	(0.6)%
Specialty Contractors	284.0	275.9	8.1	2.9%
Management Services	45.5	55.5	(10.0)	(18.0)%
Total	$1,053.0	$985.3	$67.7	6.9%

	Revenues for the
	Six months ended June 30,
(dollars in millions)	2013	2012	$ Change	% Change
Building	$815.5	$671.1	$144.4	21.5%
Civil	554.4	573.1	(18.7)	(3.3)%
Specialty Contractors	585.9	543.3	42.6	7.8%
Management Services	90.2	110.4	(20.2)	(18.3)%
Total	$2,046.0	$1,897.9	$148.1	7.8%

Building segment revenues increased by $71.6 million, or 21.7%, and $144.4 million, or 21.5%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.  The increases in revenues for the three and six months ended June 30, 2013 were primarily driven by new hospitality and gaming projects in California, Arizona and Nevada and courthouse projects in California and Florida, partially offset by the substantial completion of several small building projects in the southern U.S. in 2012.

Civil segment revenues decreased by $2.0 million, or 0.6%, and $18.7 million, or 3.3%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.  The decreases in revenues for the three and six months ended June 30, 2013 were due primarily to reduced activity on several mining and civil projects in the Midwest.  The decreases in revenues were partially offset by increased activity in a tunnel project in Washington and several mass transit and transportation projects on the east coast.

Specialty Contractors segment revenues increased by $8.1 million, or 2.9%, and $42.6 million, or 7.8%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.  The increases in revenues for the three and six months ended June 30, 2013 were primarily driven by a significant increase in smaller electrical projects in the southern U.S. and work performed in connection with damage caused by Hurricane Sandy, partially offset by reduced activity on smaller electrical and mechanical subcontracts in New York.

Management Services segment revenues decreased by $10.0 million, or 18.0%, and $20.2 million, or 18.3%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.  The decreases in revenues for the three and six months ended June 30, 2013 were primarily driven by reduced activity in a containerized housing project in Iraq, as well as reduced activity in several surety projects.

Income (Loss) from Construction Operations

The following table summarizes our income (loss) from construction operations by business segment:

	Income (Loss) from Construction Operations
	and Operating Margins before
	Impairment Charges
	Three months ended June 30,				Change in
	2013		2012		Amount		Margin
(dollars in millions)	Amount	Margin	Amount	Margin	$	%	%
Building	$3.0	0.7%	$(14.5)	(4.4)%	$17.5	120.7%	5.1%
Civil	29.2	9.1%	25.8	8.0%	3.4	13.2%	1.1%
Specialty Contractors	16.0	5.6%	19.9	7.2%	(3.9)	(19.6)%	(1.6)%
Management Services	2.1	4.6%	1.8	3.2%	0.3	16.7%	1.4%
	50.3	4.8%	33.0	3.3%	17.3	52.4%	1.5%
Corporate	(10.8)	(1.0)%	(10.6)	(1.1)%	(0.2)	(1.9)%	0.1%
Income from construction operations before impairment charges	$39.5	3.8%	$22.4	2.2%	$17.1	76.3%	1.6%

Goodwill and intangible asset impairment:
Building	—		282.6
Civil	—		65.5
Specialty Contractors	—		11.5
Management Services	—		17.0
	—		376.6
(Loss) income from construction operations	$39.5		$(354.2)

	Income (Loss) from Construction Operations
	and Operating Margins before
	Impairment Charges
	Six months ended June 30,				Change in
	2013		2012		Amount		Margin
(dollars in millions)	Amount	Margin	Amount	Margin	$	%	%
Building	$7.3	0.9%	$(23.4)	(3.5)%	$30.7	131.2%	4.4%
Civil	50.7	9.1%	42.6	7.4%	8.1	19.0%	1.7%
Specialty Contractors	35.3	6.0%	39.6	7.3%	(4.3)	(10.9)%	(1.3)%
Management Services	4.9	5.4%	3.8	3.4%	1.1	28.9%	2.0%
	98.2	4.8%	62.6	3.3%	35.6	56.9%	1.5%
Corporate	(22.6)	(1.1)%	(23.2)	(1.2)%	0.6	2.6%	0.1%
Income from construction operations before impairment charges	$75.6	3.7%	$39.4	2.0%	$36.2	91.9%	1.7%

Goodwill and intangible asset impairment:
Building	—		282.6
Civil	—		65.5
Specialty Contractors	—		11.5
Management Services	—		17.0
	—		376.6
(Loss) income from construction operations	$75.6		$(337.2)

The following discussion of income (loss) from construction operations by business segment for the three and six months ended June 30, 2013 and 2012 has been prepared on a pre-impairment charge basis in order to better compare normal operating results of each segment between the two periods. Since the impairment charge impacts 2012 only and does not affect revenues, cost of operations or general and administrative expenses we incur to conduct our day-to-day construction operations, management believes the following discussion, analysis and comparison of 2013 and 2012 operating results is more meaningful.

Building segment income from construction operations increased by $17.5 million, or 120.7%, and $30.7 million, or 131.2%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.  The increases in income from construction operations for the three and six months ended June 30, 2013 were primarily driven by the increase in volume discussed above under Revenues, first-quarter contributions from Hurricane Sandy-related projects, certain unrecoverable costs incurred in the second quarter of 2012 related to an educational facility in Alabama, and a decrease in general and administrative expenses for the six months of 2013 due primarily to staffing reductions. Building segment operating margin increased from (4.4)% and (3.5)% for the three and six months ended June 30, 2012, respectively, to 0.7% and 0.9% for the same periods in 2013 due primarily to the above-mentioned reasons.

Civil segment income from construction operations increased by $3.4 million, or 13.2%, and $8.1 million, or 19.0%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.  The increases in income from construction operations for the three and six months ended June 30, 2013 was primarily driven by increased higher-margin pipeline work in the Midwest, partly offset by unfavorable cost estimate adjustments associated with the execution of certain smaller mining and civil projects in the Midwest.  Civil segment operating margin increased from 8.0% and 7.4% for the three and six months ended June 30, 2012, respectively, to 9.1% and 9.1% for the same periods in 2013 due primarily to the above-mentioned reasons.

Specialty Contractors segment income from construction operations decreased by $3.9 million, or 19.6%, and by $4.3 million, or 10.9%, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012.  The decreases in income from construction operations for the three and six months ended June 30, 2013 were primarily driven by favorable productivity in 2012 on several electrical and mechanical projects in New York, partly offset by the increased volume discussed above under Revenues, a favorable settlement in the second quarter of 2013 related to a large hospitality and gaming electrical subcontract, and reduced general and administrative expenses.  Specialty Contractors segment operating margin declined from 7.2% and 7.3% for the three and six months ended June 30, 2012, respectively, to 5.6% and 6.0% for the same periods in 2013 due primarily to the above-mentioned reasons.

Management Services segment income from construction operations increased by $0.3 million, or 16.7%, and $1.1 million, or 28.9%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.  The increases in income from construction operations for the three and six months ended June 30, 2013 were primarily driven by favorable performance on an aircraft parking apron project in Guam and related favorable adjustments to certain project cost estimates. These increases were partially offset by the reduction in volume discussed above under Revenues.  Management Services segment operating margin increased from 3.2% and 3.4% for the three and six months ended June 30, 2012, respectively to 4.6% and 5.4% for the same periods in 2013 due primarily to the above-mentioned reasons.

Corporate general and administrative expenses increased by $0.2 million, or 1.9%, and decreased by $0.6 million, or 2.6%, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012.  The increase in corporate general and administrative expenses for the three months ended June 30, 2013 was primarily driven by increased incentive compensation expense and timing of certain professional services, partly offset by reduced stock compensation expense, while the decrease in corporate general and administrative expenses for the six months ended June 30, 2013 was primarily driven by reduced stock compensation expense and timing of certain professional services, partly offset by increased incentive compensation.

Consolidated Other Income, Interest Expense and Provision for Income Taxes

(dollars in millions)	June 30, 2013	June 30, 2012	$ Change	% Change
Three months ended
Other income (expense), net	$(3.2)	$1.1	$(4.3)	(390.9)%
Interest expense	11.1	10.6	0.5	4.7%
Provision (benefit) for income taxes	9.7	(15.3)	25.0	163.4%

(dollars in millions)	June 30, 2013	June 30, 2012	$ Change	% Change
Six months ended
Other income (expense), net	$(4.1)	$(1.2)	$(2.9)	(241.7)%
Interest expense	22.4	21.7	0.7	3.2%
Provision (benefit) for income taxes	18.8	(10.5)	29.3	279.0%

Other income decreased by $4.3 million and $2.9 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012, due primarily to a net increase of certain business acquisition-related liabilities in 2013, partially offset by a loss of $2.7 million on the sale of a portion of our auction rate securities in the first quarter of 2012.

Interest expense remained flat at $11.1 million and $22.4 million for the three and six months ended June 30, 2013, respectively, as compared to $10.6 million and $21.7 million for the same periods in 2012.

Provision for income taxes was $9.7 million and $18.8 million for the three and six months ended June 30, 2013, respectively, as compared to income tax benefit of $15.3 million and $10.5 million for the same periods in 2012. The effective income tax rate was 38.5% and 38.3% for the three and six months ended June 30, 2013, respectively, as compared to 4.2% and 2.9% for the same periods in 2012. The increase in the effective tax rate for the three and six months ended June 30, 2013, as compared to the same periods in 2012, was primarily due to the $376.6 million impairment charge in the second quarter of 2012 and discrete tax events. The income tax expense for the three and six months ended June 30, 2013 of $9.7 million and $18.8 million, respectively, includes discrete items of less than $0.1 million and ($0.4) million, related mainly to a favorable state audit settlement and an adjustment to state tax attributes, compared to no discrete items for the second quarter of 2012 and $3.6 million for the first six months of 2012, related mainly to stock based compensation items.

Liquidity and Capital Resources

Cash and Working Capital

At June 30, 2013 and December 31, 2012, cash held by us and available for general corporate purposes was $33.7 million and $70.8 million, respectively.  Our proportionate share of cash held by joint ventures and available only for joint venture-related uses, including distributions to joint venture partners, was $108.9 million and $97.3 million at June 30, 2013 and December 31, 2012, respectively, and our restricted cash was $47.0 million and $38.7 million at June 30, 2013 and December 31, 2012, respectively.  We do not believe that it is likely we will be called upon to contribute significant additional capital in the event of default by any of our partners.

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

A summary of cash flows for each of the six months ended June 30, 2013 and 2012 is set forth below:

	Six Months Ended June 30,
(dollars in millions)	2013	2012
Cash flows from:
Operating activities	$(38.6)	$(31.8)
Investing activities	(34.0)	0.6
Financing activities	47.3	12.4
Net decrease in cash	(25.3)	(18.8)
Cash at beginning of year	168.0	204.2
Cash at end of period	$142.7	$185.4

During the six months ended June 30, 2013, we used $ 38.6 million in cash to fund operating activities, due primarily to the timing of collections in the Specialty Contractors segment, cash paid for interest and taxes and payments made related to the Brightwater matter.  We used $ 34.0 million in cash from investing activities, due primarily to the purchase of construction equipment of $28.1 million and an increase of $8.3 million in restricted cash.  We received $47.3 million in cash from financing activities, due primarily to our outstanding borrowings under our revolving facility offset by cash used for scheduled debt repayments.

At June 30, 2013, we had working capital of $791.8 million, a ratio of current assets to current liabilities of 1.58 to 1.00, and a ratio of debt to equity of 0.66 to 1.00 compared to working capital of $747.6 million, a ratio of current assets to current liabilities of 1.61 to 1.00 and a ratio of debt to equity of 0.64 to 1.00 at December 31, 2012.

Long-term Investments

At June 30, 2013, we had investments in auction rate securities (“ARS”) of $46.3 million, which are reflected at fair value. Our investment policy is to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. The current overall liquidity concerns in capital markets have affected our ability to liquidate many of our investments in auction rate securities. As such, we classified our ARS as “available-for-sale” Long-term Investments.  Based on our ability to access our cash equivalent investments and our available revolving facility, we do not expect that the short-term lack of liquidity of our ARS investments will materially affect our overall liquidity position or our ability to execute our current business plan.  For a description of our accounting for our ARS, see Note 5 — Fair Value Measurements to Consolidated Condensed Financial Statements.

Long-term Debt

Debt was $783.8 million at June 30, 2013, an increase of $46.7 million from $737.1 million at December 31, 2012, due primarily to a net increase in borrowings of $50.0 million on our revolving line of credit partially offset by principal payments of $3.3 million on other long-term debt.  We utilized the revolving facility for outstanding letters of credit in the amount of $0.2 million.  Accordingly, at June 30, 2013, we had $129.9 million available to borrow under our credit agreement.  We believe that our financial position and credit arrangements are sufficient to support our current backlog and anticipated new work.

Excluding the outstanding borrowings of $170.0 million on our revolving line of credit, the unsecured senior notes of $298.4 million and our $200 million term loan (which had been paid down to $135.0 million at June 30, 2013 from $152.5 million at December 31, 2012), the remaining balance of $180.4 million of our outstanding debt is generally secured by the underlying assets.  Our debt to equity ratio was 0.66 to 1.00 as of June 30, 2013 compared to 0.64 to 1.00 as of December 31, 2012.

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

There were no other material changes in our contractual obligations during the six months ended June 30, 2013.

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

Item 1A.  Risk Factors

Information regarding risk factors affecting our business is discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no material changes from those risk factors during the six months ended June 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases by the Company of its equity securities during the six months ended June 30, 2013.  The Company acquired 3,204 shares from two employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock units.

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

Tutor Perini Corporation
Registrant

Date: August 9, 2013	/s/Michael J. Kershaw
Michael J. Kershaw, Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer