Form 10-Q
period 2013-09-30
TUTOR PERINI Corp
filed 2013-11-04
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at October 31, 2013 was 48,115,399.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

FORM 10-Q

SEPTEMBER 30, 2013

Part I.  — Financial Information

Item 1.  Financial Statements

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2013
	(unaudited)	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$127,902	$168,056
Restricted cash	47,466	38,717
Accounts receivable, including retainage	1,397,857	1,224,613
Costs and estimated earnings in excess of billings	538,421	465,002
Deferred income taxes	9,631	10,071
Other current assets	48,360	75,388
Total current assets	2,169,637	1,981,847

LONG-TERM INVESTMENTS	46,283	46,283

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $171,210 in 2013 and $146,553 in 2012)	493,326	485,095

OTHER ASSETS:
Goodwill	571,932	570,646
Intangible assets, net	117,010	126,821
Other	80,759	85,718
Total assets	$3,478,947	$3,296,410

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (continued)

(in thousands, except share data)

	September 30, 2013
	(unaudited)	December 31, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$107,821	$67,710
Accounts payable, including retainage	797,129	696,473
Billings in excess of costs and estimated earnings	282,261	301,761
Accrued expenses and other current liabilities	161,649	168,326
Total current liabilities	1,348,860	1,234,270

LONG-TERM DEBT, less current maturities	669,710	669,380

DEFERRED INCOME TAXES	109,922	109,900

OTHER LONG-TERM LIABILITIES	146,484	138,996
Total liabilities	2,274,976	2,152,546

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY:
Preferred stock, $1 par value:
Authorized — 1,000,000 shares
Issued and outstanding — none	—	—
Common stock - $1 par value: 75,000,000 shares authorized; Shares issued and outstanding: 48,115,399 shares and 47,556,056 shares	48,115	47,556
Additional paid-in capital	1,008,796	1,002,603
Retained earnings	191,316	137,279
Accumulated other comprehensive loss	(44,256)	(43,574)
Total stockholders’ equity	1,203,971	1,143,864

Total liabilities and stockholders’ equity	$3,478,947	$3,296,410

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2013	2012	2013	2012

Revenues	$1,030,388	$1,099,393	$3,076,381	$2,997,273

Cost of operations	909,531	983,930	2,749,212	2,708,590

Gross profit	120,857	115,463	327,169	288,683

General and administrative expenses	62,763	60,787	193,522	194,644

Goodwill and intangible asset impairment	—	—	—	376,574

INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	58,094	54,676	133,647	(282,535)

Other (expense) income, net	(9,488)	545	(13,549)	(681)
Interest expense	(11,571)	(11,039)	(33,990)	(32,724)

Income (loss) before income taxes	37,035	44,182	86,108	(315,940)

(Provision) benefit for income taxes	(13,276)	(1,591)	(32,071)	8,905

NET INCOME (LOSS)	$23,759	$42,591	$54,037	$(307,035)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.50	$0.90	$1.13	$(6.47)

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.49	$0.88	$1.11	$(6.47)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	47,959	47,556	47,735	47,440
Effect of dilutive stock options and restricted stock units	666	661	802	—
DILUTED	48,625	48,217	48,537	47,440

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2013	2012	2013	2012

NET INCOME (LOSS)	$23,759	$42,591	$54,037	$(307,035)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation	(460)	610	(623)	704
Change in fair value of investments	(453)	1	(742)	366
Change in fair value of interest rate swap	14	(56)	771	(440)
Realized loss on sale of investments recorded in net income (loss)	—	—	—	3,224
Other comprehensive income before taxes	(899)	555	(594)	3,854
INCOME TAX EXPENSE (BENEFIT):
Tax adjustment on minimum pension liability	—	841	—	841
Foreign currency translation	(67)	248	(1)	285
Change in fair value of investments	(179)	—	(217)	158
Change in fair value of interest rate swap	9	121	306	756
Realized loss on sale of investments recorded in net income (loss)	—	—	—	1,219
Income tax expense	(237)	1,210	88	3,259
NET OTHER COMPREHENSIVE INCOME (LOSS)	(662)	(655)	(682)	595

TOTAL COMPREHENSIVE INCOME (LOSS)	$23,097	$41,936	$53,355	$(306,440)

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total

Balance - December 31, 2012	$47,556	$1,002,603	$137,279	$(43,574)	$1,143,864
Net income	—	—	54,037	—	54,037
Other comprehensive loss	—	—	—	(682)	(682)
Total comprehensive income					53,355
Tax effect of stock-based compensation	—	(469)	—	—	(469)
Stock-based compensation expense	—	6,597	—	—	6,597
Issuance of common stock, net	559	65	—	—	624
Balance - September 30, 2013	$48,115	$1,008,796	$191,316	$(44,256)	$1,203,971

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$54,037	$(307,035)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Goodwill and intangible asset impairment	—	376,574
Depreciation and amortization	41,766	46,676
Stock-based compensation expense	6,597	7,424
Excess income tax benefit from stock-based compensation	(356)	—
Deferred income taxes	(503)	(42,008)
Adjustment of interest rate swap to fair value	—	264
Loss on sale of investments	—	2,699
(Gain) loss on sale of property and equipment	(220)	509
Other long-term liabilities	17,877	(8,399)
Other non-cash items	444	(446)
Changes in other components of working capital	(130,700)	(104,135)
NET CASH USED IN OPERATING ACTIVITIES	(11,058)	(27,877)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(39,810)	(33,737)
Proceeds from sale of property and equipment	2,551	11,750
Investments in available-for-sale securities	—	(535)
Proceeds from sale of available-for-sale securities	—	16,553
Change in restricted cash	(8,749)	(3,263)
NET CASH USED IN INVESTING ACTIVITIES	(46,008)	(9,232)

Cash Flows from Financing Activities:
Proceeds from debt	571,285	511,579
Repayment of debt	(536,227)	(485,543)
Business acquisition-related payments	(17,716)	(10,090)
Excess income tax benefit from stock-based compensation	356	—
Issuance of common stock and effect of cashless exercise	(786)	(307)
Debt issuance costs	—	(1,993)
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,912	13,646

Net Decrease in Cash and Cash Equivalents	(40,154)	(23,463)
Cash and Cash Equivalents at Beginning of Year	168,056	204,240
Cash and Cash Equivalents at End of Period	$127,902	$180,777

Supplemental Disclosure of Cash Paid For:
Interest	$26,918	$24,005
Income taxes	$18,449	$17,647
Supplemental Disclosure of Non-cash Transactions:
Property and equipment acquired through financing arrangements	$458	$2,050
Grant date fair value of common stock issued for services	$11,393	$5,075

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2013 and December 31, 2012, results of operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012. The results of operations for the three and nine months ended September 30, 2013 are not indicative of the results that may be expected for the year ending December 31, 2013 because, among other reasons, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

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

Use of and Changes in Estimates

The Company’s construction business involves making significant estimates and assumptions in the normal course of business relating to its contracts and its joint venture contracts. Management focuses on evaluating the performance of contracts individually. These estimates and assumptions can vary in the normal course of business as projects progress, when estimated productivity assumptions change based on experience to date and uncertainties are resolved.  Change orders and claims, as well as changes in related estimates of costs to complete, are considered revisions in estimates. The Company uses the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. The impact on operating margin in a reporting period and future periods from a change in estimate will depend on the stage of contract completion.  During the three and nine months ended September 30, 2013, the Company’s results of operations were impacted by $9.7 million and $11.5 million, respectively, of increases in the estimated recovery projected for a Building segment project due to changes in facts and circumstances that occurred during those periods.  These changes in estimates resulted in increases of $9.7 million and $11.5 million in income from construction operations, $6.2 million and $7.2 million in net income and $0.13 and $0.15 in diluted earnings per common share during the three and nine months ended September 30, 2013, respectively.  During both the three and nine months ended September 30, 2012, the Company’s results of operations were impacted by a $12.4 million increase in the estimated recovery projected for a large hospitality and gaming project which was primarily driven by changes in cost recovery assumptions based on evidence presented during the period.  Excluding the discrete items that impacted the Company’s estimated tax rate during 2012, this change in estimate resulted in increases of $12.4 million in income from construction operations, $7.2 million in net income, and $0.15 in diluted earnings per common share during both the three and nine months ended September 30, 2012.  These changes were the only changes in estimates considered material to the Company’s results of operations during the periods presented herein.

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

Cash and cash equivalents and restricted cash consisted of the following:

	September 30,	December 31,
	2013	2012
	(in thousands)
Corporate cash and cash equivalents (available for general corporate purposes)	$35,033	$70,780
Company’s share of joint venture cash and cash equivalents (available only for joint venture purposes, including future distributions)	92,869	97,276
Total Cash and Cash Equivalents	$127,902	$168,056

Restricted Cash	$47,466	$38,717

(4)                       Costs and estimated earnings in excess of billings

Costs and estimated earnings in excess of billings related to the Company’s contracts and joint venture contracts consisted of the following:

	September 30,	December 31,
	2013	2012
	(in thousands)
Unbilled costs and profits incurred to date*	$196,308	$157,119
Unapproved change orders	144,839	141,596
Claims	197,274	166,287
	$538,421	$465,002

* Represents the excess of contract costs and profits recognized to date on the percentage of completion accounting method over the amount of contract billings to date on certain contracts.

Of the balance of “Unapproved change orders” and “Claims” included above in costs and estimated earnings in excess of billings at September 30, 2013 and December 31, 2012, approximately $54.1 million and $62.0 million, respectively, are amounts subject to pending litigation or dispute resolution proceedings as described in Note 7 — Contingencies and Commitments.  These amounts are management’s estimate of the probable cost recovery from the disputed claims considering such factors as evaluation of entitlement, settlements reached to date and experience with the customer.  In the event that future facts and circumstances, including the resolution of disputed claims, cause a reduction in the aggregate amount of the estimated probable cost recovery from the disputed claims, the amount of such reduction will be recorded against earnings in the relevant future period.

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

The carrying amount of cash and cash equivalents approximates fair value due to the short-term nature of these items. The carrying value of receivables, payables and other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, is estimated to approximate fair value.  Of the Company’s long-term debt, the fair values of the fixed rate senior unsecured notes as of September 30, 2013 and December 31, 2012 were $315.8 million and $309.8 million, respectively, compared to the carrying values of $298.4 million and $298.3 million as of September 30, 2013 and December 31, 2012, respectively.  The fair value of the senior unsecured notes was estimated using Level 1 inputs based on market quotations including broker quotes or interest rates for the same or similar financial instruments at September 30, 2013 and December 31, 2012.  The carrying values of the remaining balance of the Company’s total debt of $479.1 million and $438.8 million at September 30, 2013 and December 31, 2012, respectively, were estimated to approximate their fair values.

The following is a summary of financial statement items carried at estimated fair values measured on a recurring basis as of the dates presented:

		Fair Value Measurements Using
			Significant
		Quoted prices	other	Significant
	Total	in active	observable	unobservable
	Carrying	markets	inputs	inputs
At September 30, 2013	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Cash and cash equivalents (1)	$127,902	$127,902	$—	$—
Restricted cash (1)	47,466	47,466	—	—
Short-term investments (2)	2,151	—	2,151	—
Investments in lieu of retainage (3)	19,711	10,808	8,903	—
Long-term investments - auction rate securities (4)	46,283	—	—	46,283
Total	$243,513	$186,176	$11,054	$46,283

Liabilities:
Interest rate swap contract (5)	$1,151	$—	$1,151	$—
Contingent consideration (6)	57,872	—	—	57,872
	59,023	$—	$1,151	$57,872

		Fair Value Measurements Using
			Significant
		Quoted prices	other	Significant
	Total	in active	observable	unobservable
	Carrying	markets	inputs	inputs
At December 31, 2012	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Cash and cash equivalents (1)	$168,056	$168,056	$—	$—
Restricted cash (1)	38,717	38,717	—	—
Short-term investments (2)	2,679	—	2,679	—
Investments in lieu of retainage (3)	21,934	10,553	11,381	—
Long-term investments - auction rate securities (4)	46,283	—	—	46,283
Total	$277,669	$217,326	$14,060	$46,283

Liabilities:
Interest rate swap contract (5)	$1,923	$—	$1,923	$—
Contingent consideration (6)	42,624	—	—	42,624
	$44,547	$—	$1,923	$42,624

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

(3)               Investments in lieu of retainage are classified as account receivables, including retainage and are comprised of money market accounts and municipal bonds, the majority of which are rated Aa3 or better.  The fair values of the municipal bonds are obtained from readily-available pricing sources for comparable instruments, and as such, the Company has classified these assets as Level 2.

(4)              At both September 30, 2013 and December 31, 2012, the Company had $46.3 million invested in auction rate securities (“ARS”) which the Company considers as available-for-sale long-term investments.  The long-term investments in ARS held by the Company at both September 30, 2013 and December 31, 2012 are in securities collateralized by student loan portfolios.  At both September 30, 2013 and December 31, 2012, most of the Company’s ARS were rated AA+.

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

(6)               The liabilities listed as of September 30, 2013 and December 31, 2012 above represent the contingent consideration for the Company’s acquisitions in 2011 for which the measurement periods for purchase price analyses for the acquisitions have concluded, as well as the contingent consideration in the amount of $759,000 related to the acquisition of a small fire protection systems contractor during the third quarter of 2013.

The Company did not have any transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the nine months ended September 30, 2013 and 2012.

The following is a summary of changes in Level 3 assets measured at fair value on a recurring basis during the three and nine months ended September 30, 2013 and 2012:

Auction Rate
Securities
(in thousands)
Balance at December 31, 2012	$46,283
Purchases	—
Settlements	—
Balance at March 31, 2013	$46,283
Purchases	—
Settlements	—
Balance at June 30, 2013	$46,283
Purchases	—
Settlements	—
Balance at September 30, 2013	$46,283

Auction Rate
Securities
(in thousands)
Balance at December 31, 2011	$62,311
Purchases	—
Settlements	(16,553)
Realized loss included in other income (expense), net	(2,699)
Reversal of pretax impairment charges included in accumulated other comprehensive income (loss)	3,224
Balance at March 31, 2012	$46,283
Purchases	—
Settlements	—
Balance at June 30, 2012	$46,283
Purchases	—
Settlements	—
Balance at September 30, 2012	$46,283

At both September 30, 2013 and December 31, 2012, the Company had $46.3 million invested in auction rate securities (“ARS”) classified as available-for-sale.  All of the ARS are securities collateralized by student loan portfolios guaranteed by the United States government.  At both September 30, 2013 and December 31, 2012, most of the Company’s ARS were rated AA+.

The Company has classified its ARS investment as long-term investments due to the uncertainty in the timing of future ARS calls and the absence of an active market for government-backed student loans.  The Company expects that it will take in excess of twelve months before the ARS can be refinanced or sold.

During the nine months ended September 30, 2012, the Company sold one ARS at auction for its full par value and two ARS in a secondary market. The settlement of the three securities resulted in a realized loss included in other income (expense), net of $2.7 million.

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

Based on the fair value assessment performed as of September 30, 2013, the Company does not believe that any change to the carrying value of the ARS is appropriate as the carrying value is within the range of fair market values.

The following is a summary of changes in Level 3 liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2013 and 2012:

Contingent
Consideration
(in thousands)
Balance at December 31, 2012	$42,624
Fair value adjustments included in other income (expense), net	1,380
Balance at March 31, 2013	$44,004
Fair value adjustments included in other income (expense), net	3,914
Balance at June 30, 2013	$47,918
Fair value measured prior to conclusion of purchase price analysis measurement period	759
Fair value adjustments included in other income (expense), net	9,195
Balance at September 30, 2013	$57,872

Contingent
Consideration
(in thousands)
Balance at December 31, 2011	$51,555
Fair value adjustments included in other income (expense), net	142
Balance at March 31, 2012	$51,697
Fair value measured at conclusion of purchase price analysis measurement period	3,344
Fair value adjustments included in other income (expense), net	(298)
Balance at June 30, 2012	$54,743
Contingent consideration settled	(8,000)
Fair value adjustments included in other income (expense), net	(37)
Balance at September 30, 2012	$46,706

The liabilities listed above represent the contingent consideration for the acquisitions in 2011 for which the measurement periods for purchase price analyses have concluded, as well as the contingent consideration in the amount of $759,000 related to the acquisition of a small fire protection systems contractor during the third quarter of 2013.

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

(6)                       Goodwill and Intangible Assets

The Company tests goodwill and intangible assets with indefinite lives for impairment by applying a fair value test in the fourth quarter of each year and between annual tests if events occur or circumstances change that suggest a material adverse change to the most recently concluded valuation.  Intangible assets with finite lives are also tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not observe any changes in facts or circumstances during the three months ended September 30, 2013 that would suggest a material decline in the value of goodwill and intangible assets as concluded in the fourth quarter of the year ended December 31, 2012.  At December 31, 2012, the fair value of the Management Services reporting unit exceeded its carrying value by 4.5%, while the fair values of the Building, Civil and Specialty Contractors reporting units exceeded their carrying values by more than 10%.  The Management Services reporting unit experienced a shortfall in its performance during the first nine months of 2013 compared to previous expectations primarily due to a deteriorating security environment in Afghanistan and constraints in government funding necessary for construction to proceed. The impacts of sequestration, the temporary U.S. government shutdown, debt ceiling negotiations and the temporary resolutions reached subsequent to the period ended September 30, 2013 have led to inconsistent hesitations on the part of several agencies and programs to commit monies to full-scale, high-dollar projects despite previous commitments and legislative resolutions. Despite these political impacts, the Management Services reporting unit and its competitors have been awarded Indefinite-delivery-indefinite-quantity (“IDIQ”) contracts with significant funding ceilings, although the timing of the actual funding and subsequent release of individual task orders under those contracts continues to be sporadic. These cost cutting measures have not happened in all areas nor in any consistent manner to date. The Company will continue to assess whether the current uncertainty around government funding is short-term or long-term in nature, will consider additional opportunities not linked to U.S. government funding, and will conclude on the impacts that this may or may not have on the valuation of the Management Services reporting unit during its annual test in the fourth quarter of 2013.

The following table presents the carrying amount of goodwill allocated to the Company’s reporting units as of September 30, 2013:

			Specialty	Management
	Building	Civil	Contractors	Services	Total
	(in thousands)

Gross Goodwill Balance	$420,267	$429,893	$141,833	$66,638	$1,058,631
Accumulated Impairment	(409,765)	(55,740)	—	(22,480)	(487,985)
Balance at December 31, 2012	$10,502	$374,153	$141,833	$44,158	$570,646
Goodwill recorded in connection with an acquisition	—	—	1,286	—	1,286
Balance at September 30, 2013	$10,502	$374,153	$143,119	$44,158	$571,932

During the quarter ended September 30, 2013, the Company acquired a small fire protection systems contractor.  As this acquisition is immaterial, no proforma disclosures are presented herein.

Intangible assets consist of the following:

	September 30, 2013				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
	Cost	Amortization	Charge	Value	Period
	(in thousands)

Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(5,719)	(23,232)	45,399	20 years
Contractor license	6,000	—	(6,000)	—	Indefinite
Customer relationships	39,800	(13,993)	(16,645)	9,162	11.4 years
Construction contract backlog	73,706	(61,667)	—	12,039	3.6 years
Total	$311,456	$(81,379)	$(113,067)	$117,010

	December 31, 2012				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
	Cost	Amortization	Charge	Value	Period
	(in thousands)

Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(3,854)	(23,232)	47,264	20 years
Contractor license	6,000	—	(6,000)	—	Indefinite
Customer relationships	39,800	(13,029)	(16,645)	10,126	11.4 years
Construction contract backlog	73,706	(54,685)	—	19,021	3.6 years
Total	$311,456	$(71,568)	$(113,067)	$126,821

Amortization expense for the three and nine months ended September 30, 2013 totaled $3.3 million and $9.8 million, respectively.  Amortization expense for the three and nine months ended September 30, 2012 totaled $3.6 million and $15.0 million, respectively.  As of September 30, 2013, amortization expense is estimated to be $3.3 million for the remainder of 2013, $11.9 million in 2014, $5.3 million in 2015, $3.5 million in 2016, $3.5 million in 2017 and $39.1 million thereafter.

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

Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter

During 1995 Tutor-Saliba-Perini (“Joint Venture”) filed a complaint in the Superior Court of the State of California for the County of Los Angeles against the Los Angeles County Metropolitan Transportation Authority (“LAMTA”), seeking to recover costs for extra work required by LAMTA in connection with the construction of certain tunnel and station projects, all of which were completed by 1996. In 1999, LAMTA countered with civil claims under the California False Claims Act against the Joint Venture, Tutor-Saliba and the Company jointly and severally (together, “TSP”), and obtained a judgment that was reversed on appeal and remanded for retrial before a different judge.

Between 2005 and 2010, the court granted certain Joint Venture motions and LAMTA capitulated on others, which reduced the number of false claims LAMTA may seek and limited LAMTA’s claims for damages and penalties. In September 2010, LAMTA dismissed its remaining claims and agreed to pay the entire amount of the Joint Venture’s remaining claims plus interest. In the remanded proceedings, the Court subsequently entered judgment in favor of TSP and against LAMTA in the amount of $3.0 million after deducting $0.5 million, representing the tunnel handrail verdict plus accrued interest against TSP. The parties filed post-trial motions for costs and fees. The Court ruled that TSP’s sureties could recover costs, LAMTA could recover costs for the tunnel handrail trial, and no party could recover attorneys’ fees. TSP is appealing the false claims jury verdict on the tunnel handrail claim and other issues, including the denial of TSP’s and its sureties’ request for attorneys’ fees. LAMTA subsequently filed its notice of cross-appeal. All appellate briefing has been concluded and, in March 2012, the Court finalized the preparation of the record for the Court of Appeal; opening briefs were filed in August 2012 for the main appeal and September 2012 for the appeal of the Court’s denial of attorneys’ fees to TSP and its sureties. The appeal of this case is expected to take at least a year. No date for a hearing before the Court of Appeal has been set.

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

Certain of PKC’s claims have been presented to a Disputes Review Board (“DRB”), which consists of three construction experts chosen by the parties. To date, five DRB panels issued several awards and interim decisions in favor of PKC’s claims, amounting to total awards to PKC in excess of $128 million plus interest, of which $110 million were binding awards.

In December 2010, the Suffolk County Superior Court granted MHD’s motion for summary judgment to vacate the Third DRB Panel’s awards to PKC for approximately $56.5 million on the grounds that the arbitrators do not have authority to decide whether particular claims are subject to the arbitration provision of the contract. MHD subsequently moved to vacate approximately $13.7 million of the Fourth DRB Panel’s total awards to PKC on the same arbitrability basis that the Third DRB’s awards were vacated. In October 2011, the Suffolk County Superior Court followed its earlier arbitrability rulings holding that the Fourth DRB exceeded its authority in deciding arbitrability with respect to certain of the Fourth DRB Panel’s awards (approximately $8 million of the $13.7 million discussed above). PKC appealed the Superior Court decisions and in January 2013, the Superior Court decisions were affirmed in MHD’s favor.  The Appeals Court remanded the case back to the lower court to determine how and by whom the claims must be decided. PKC filed an application for further appellate review by the Massachusetts Supreme Judicial Court and a motion for reconsideration in the Appeals Court.  The Appeals Court rejected PKC’s petition for rehearing.  The Massachusetts Supreme Judicial Court denied the application in June 2013.  PKC is now litigating the issue of arbitrability in Superior Court on review of the Engineer’s Decisions.  The parties participated in a Court scheduled hearing on the motion for judgment on the pleadings challenging the Engineer’s Decisions in September 2013. The Court has not yet ruled and no trial dates have been set in any of the court cases.

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

PTJV is pursuing an insurance claim for approximately $40 million related to work performed by Banker Steel Company, Inc. (“Banker Steel”), a subcontractor, including $11 million for business interruption costs incurred by Gaylord which have effectively been assigned to PTJV. In November 2009, PTJV filed suit against Factory Mutual Insurance Co. (“FM”) in the Maryland federal district court alleging FM breached the insurance contracts and for declaratory judgment with respect to the insurance coverage. In December 2010, PTJV filed suit against ACE American Insurance Company (“ACE”) in Maryland federal district court alleging ACE breached the general liability insurance contract and acted in bad faith, and PTJV requested a declaratory judgment with respect to the insurance coverage. FM and ACE each brought separate motions for summary judgment. In October, 2012, FM’s motion was denied; ACE’s motion was granted, and the decision is on appeal.

In June 2013, PTJV and FM reached an agreement to settle the dispute for which payment was received in August 2013. The Company has included the impact of the settlement in its balance sheet, statement of cash flows, and results of operations as of and for the nine months ended September 30, 2013.

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

Evidence had been presented at the Harmon related hearings that the Harmon Tower could be repaired for approximately $21 million, more than $15 million of which is due to design defects that are MGM’s responsibility. In mid-September 2012, MGM filed a request for additional destructive testing of the Harmon Tower. In October 2012, the Court ruled it would allow additional testing but with certain conditions including but not limited to the Court’s withdrawing MGM’s right to demolish the Harmon Tower and severing the Harmon Tower defects issue from the rest of the case. In February 2013, MGM filed third-party complaints against the project designers, which were resolved through third party settlements including $33.0 million attributable to MGM’s alleged damages on the Harmon, effective October 2013.  In early April 2013, MGM started additional destructive testing of the Harmon Tower.

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

During the three months ended September 30, 2013, a settlement was reached for $39.8 million related to outstanding receivables for various subcontractors, which included consideration for, and brought resolution to, disputes between the Company’s subsidiaries Fisk and DMI and MGM. Payment was received in August 2013. The Company has included the impact of the settlement in its balance sheet, statement of cash flows, and results of operations as of and for the nine months ended September 30, 2013.

As of September 2013, MGM has reached agreements with subcontractors to settle $348 million of amounts previously billed to MGM. The Company has reduced and will continue to reduce amounts included in revenues, cost of construction operations, accounts receivable and accounts payable for the reduction in subcontractor pass-through billings, which the Company would not expect to have an impact on recorded profit. As of September 2013, the Company had approximately $159 million recorded as contract receivables for amounts due and owed to the Company. As of September 2013, the Company’s mechanic’s lien against the project was $166.8 million.

The Parties participated in a Court ordered settlement conference in September 2013 and continue to actively engage in settlement discussions primarily around non-Harmon related issues.  Trial has been scheduled for April 2014.

Management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Honeywell Street/Queens Boulevard Bridges Matter

In 1999, the Company was awarded a contract for reconstruction of the Honeywell Street/Queens Boulevard Bridges project for the City of New York (the “City”). In June 2003, after substantial completion of the project, the Company initiated an action to recover $8.75 million in claims against the City on behalf of itself and its subcontractors. In March 2010, the City filed counterclaims for $74.6 million and other relief, alleging fraud in connection with the DBE requirements for the project. In May 2010, the Company served the City with its response to the City’s counterclaims and affirmative defenses.  The Company’s motion to dismiss the City’s counterclaims was granted.

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

Subcontractor claims settled before trial. Trial on the remaining issues began in October 2012. In late February 2013, the Court ordered judgment in favor of TSC in the amount of $9.0 million plus interest and attorneys’ fees.  The Court also ordered judgment in favor of WPH in the amount of $2.6 million plus interest for defect claims that are anticipated to be paid by the owner-controlled insurance program (“OCIP”) carrier.

During the nine months ended September 30, 2013, Westgate provided payment to TSC for the replacement OCIP insurance policies bringing resolution to that matter. On September 25, 2013, the Court entered judgment in favor of TSC confirming the previous ruling reached in February 2013. TSC filed its motion for attorney’s fees and costs.

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

The Company tendered its claim to the NYCTA OCIP and to Chartis Claims, Inc. (“Chartis”), its insurance carrier. Coverage was denied in January 2011. The OCIP and general liability carriers filed a declaratory relief action in the United States District Court, Southern District of New York against the Company seeking court determination that no coverage is afforded under their policies. In mid-February 2012, the Company filed a third-party action against certain underwriters (“Lloyd’s”).  In mid-November 2012, the Court granted Chartis’ and Lloyd’s respective motions for summary judgment without oral argument. In May 2013, the Company filed its opening brief appealing those orders, with Chartis’ and Lloyd’s opposition briefs submitted in late August 2013.

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

The ultimate financial impact of King County’s lawsuit is not yet specifically determinable. In the fourth quarter of 2012, management developed a range of possible outcomes and has recorded a charge to income and a contingent liability of $5.0 million in accrued expenses. In developing a range of possible outcomes, management considered the jury verdict, continued litigation and potential settlement strategies. Management determined that there was no estimate within the range of possible outcomes that was more probable than the other and recorded a liability at the low end of the range. As of September 30, 2013, there were no changes in facts or circumstances that led management to believe that there were any changes to the probability of outcomes. The amount of payments in excess of the established contingent liability is recorded in Accounts Receivable on the Company’s Consolidated Condensed Balance Sheet as of September 30, 2013.  Estimating and recording future outcomes of litigation proceedings require significant judgment and assumptions about the future, which are inherently subject to risks and uncertainties. If a final recovery turns out to be materially less favorable than our estimates, this may have a significant impact on the Company’s financial results. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

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

In June 2007, FSE submitted a Demand for Arbitration against Transit to terminate FSE’s subcontract due to: the execution of a Cure Agreement between the NYCTA, Siemens and Transit, which amended FSE’s rights under the Prime Contract; Transit’s failure to provide information and equipment to allow work to progress according to the approved schedule, and Transit’s failure to tender payment in excess of a year. In June 2012, the arbitration panel awarded FSE a total of approximately $11.9 million to be paid within 45 days, and Transit’s claims were denied. FSE filed a motion to confirm arbitration award in District Court in July 2012. In late August 2012, Transit Technologies filed a cross petition to vacate the award. In November 2012, the Court granted FSE’s petition to confirm the arbitration award and denied Transit Technologies’ cross-petition to vacate the award. In February 2013, the Court affirmed FSE’s award and entered judgment in the amount of $12.3 million including award, costs and interest.  The deadline for Transit to file an appeal regarding the judgment passed on April 4, 2013, rendering the judgment final for all purposes.  Settlement discussions have taken place with Siemens to avoid further litigation.  FSE is also pursuing its bond claim to recover judgment. The eventual resolution of this matter is not expected to have a material effect on the Company’s consolidated financial statements.

(8)               Income Taxes

The income tax provision was $13.3 million and $32.1 million for the three and nine months ended September 30, 2013, respectively, compared to income tax provision of $1.6 million and income tax benefit of $8.9 million for the three and nine months ended September 30, 2012, respectively. The effective income tax rate was 35.8% and 37.2% for the three and nine months ended September 30, 2013, respectively, as compared to 3.6% and 2.8% for the same periods in 2012. The increase in the effective tax rate for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, was primarily due to the $376.6 million impairment charge in the second quarter of 2012 and discrete events.

The income tax provision for the three and nine months ended September 30, 2013 of $13.3 million and $32.1 million, respectively, include discrete items of $(1.8) million and ($2.1) million, related mainly to favorable federal and state audit settlements of $(1.1) million as discussed below, and to 2012 return true-up adjustments of $(1.2) million, compared to no discrete items for the third quarter of 2012 and $3.6 million for the first nine months of 2012, related mainly to stock based compensation items.

As of September 30, 2013, the total amount of unrecognized tax benefits, including related interest and penalties was $4.5 million. If the total amount of unrecognized tax benefits was recognized, $4.2 million of unrecognized tax benefits and $0.3 million of interest would impact the effective tax rate. The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by $1.1 million within the next twelve months due to the settlement of audits or the expiration of the statute of limitations in various jurisdictions.

The Internal Revenue Services has completed its audit of the Company’s 2010 U.S. Federal tax return and a refund of approximately $1.1 million has been received during the third quarter of 2013.

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

Restricted Stock Awards

Restricted stock awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets.  Upon vesting, each award is exchanged for one share of the Company’s common stock.  The grant date fair values of these awards are determined based on the closing price of the Company’s stock on either the award date (if subject only to service conditions), or the date that the Compensation Committee establishes the applicable performance target (if subject to performance conditions).  The related compensation expense is amortized over the applicable requisite period.  As of September 30, 2013, the Compensation Committee has approved the grant of an aggregate of 5,033,333 restricted stock awards to eligible participants.

In March 2013, the Compensation Committee established the 2013 pre-tax income performance targets for 178,335 restricted stock units awarded in 2009 and 2010.  Additionally, 66,667 restricted stock unit awards were forfeited during the nine months ended September 30, 2013.

For the three and nine months ended September 30, 2013, the Company recognized $1.5 million and $5.0 million, respectively, of compensation expense related to restricted stock awards, and such expense is included in general and administrative expenses in the Consolidated Condensed Statements of Operations.  As of September 30, 2013 there was $2.7 million of unrecognized compensation cost related to the unvested restricted stock awards which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 2.1 years.

A summary of restricted stock awards activity for the nine months ended September 30, 2013 is as follows:

			Aggregate
		Weighted Average	Intrinsic
	Number	Grant Date	Value
	of Shares	Fair Value	(in thousands)
Granted and Unvested - January 1, 2013	1,141,666	$18.12	$15,641
Vested	(514,999)	$20.72	$9,560
Granted	196,668	$19.27	$4,193
Forfeited	(66,667)	$14.23	—
Total Granted and Unvested	756,668	$16.99	$16,132
Approved for grant	852,500	(a)	$18,175
Total Awarded and Unvested - September 30, 2013	1,609,168	n.a.	$34,307

(a)                     Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

The outstanding unvested restricted stock awards at September 30, 2013 are scheduled to vest as follows, subject where applicable to the achievement of performance targets.  As described above, certain performance targets have not yet been established.

Number
Vesting Date	of Awards
2013	185,000
2014	546,668
2015	187,500
2016	202,500
2017	442,500
2018	36,000
2019	9,000
Total	1,609,168

Of the unvested restricted stock awards, 160,000 will vest based on the satisfaction of service requirements and 1,449,168 will vest based on the satisfaction of both service requirements and the achievement of performance targets.

Stock Options

Stock option awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets. The grant date fair values of these awards are determined based on the Black-Scholes option price model on either the award date (if subject only to service conditions) or the date that the Compensation Committee establishes the applicable performance target (if subject to performance conditions).  The related compensation expense is amortized over the applicable requisite service period.  The exercise price of the options is equal to the closing price of the Company’s common stock on the date the awards were approved by the Compensation Committee, and the awards expire ten years from the award date. As of September 30, 2013, the Compensation Committee has approved the award of an aggregate of 2,410,465 stock option awards to eligible participants.

In March 2013, the Compensation Committee established the 2013 pre-tax income performance target for 150,000 stock options awarded in 2009.

For the three and nine months ended September 30, 2013, the Company recognized compensation expense of $0.5 million and $1.6 million, respectively, related to stock option awards, and such expenses are included in general and administrative expenses in the Consolidated Condensed Statements of Operations.  As of September 30, 2013, there was $0.9 million of unrecognized compensation expense related to the outstanding options, which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 2.0 years.

A summary of stock options activity under the plan for the nine months ended September 30, 2013 is as follows:

		Weighted Average
	Number	Grant Date	Exercise
	of Shares	Fair Value	Price
Total Granted and Outstanding - January 1, 2013	1,315,465	$9.72	$18.91
Granted	150,000	$6.93	$20.33
Exercised	(40,465)	$6.18	$13.77
Forfeited	(50,000)	$7.25	—
Total Granted and Outstanding	1,375,000	$9.61	$19.45
Approved for grant	725,000	(a)	$11.61
Total Awarded and Outstanding - September 30, 2013	2,100,000	n.a.	$16.75

(a)         Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

There were 860,000 stock options that have vested and were exercisable at September 30, 2013 at a weighted average exercise price of $22.10 per share.

Of the remaining stock options outstanding, 282,500 stock options will vest based on the satisfaction of service requirements and 957,500 stock options will vest based on the satisfaction of both service requirements and the achievement of performance targets.

At September 30, 2013, the outstanding stock options of 1,375,000 had an intrinsic value of $3.8 million and a weighted average remaining contractual life of 5.8 years.

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

The Company was in compliance with the modified financial covenants under the First Amendment for the period ended September 30, 2013.

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

The Amended Credit Agreement increases the sublimit for letters of credit from $50 million to $150 million.  Substantially all of the Company’s subsidiaries unconditionally guarantee the obligations of the Company under the Amended Credit Agreement.  The obligations under the Amended Credit Agreement are secured by a lien on all personal property of the Company and its subsidiaries party thereto.  Any outstanding loans under the Revolving Facility mature on August 3, 2016, while the Term Loan includes quarterly installments of principal and interest payable over a five-year period.  The Term Loan balance has been paid down to $125.0 million at September 30, 2013.

The Company had $177.8 million of outstanding borrowings under its Revolving Facility as of September 30, 2013 and $120.0 million of outstanding borrowings as of December 31, 2012.  The net increase in borrowings under the Revolving Facility comprises a significant portion of all “Proceeds from debt” and a significant portion of all “Repayment of debt” as presented in the Consolidated Condensed Statements of Cash Flows.  The Company utilized the Revolving Facility for letters of credit in the amount of $0.2 million as of both September 30, 2013 and December 31, 2012.  Accordingly, at September 30, 2013, the Company had $122.0 million available to borrow under the Revolving Facility.

(11)        Earnings (Loss) per Common Share

Basic earnings (loss) per common share were computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted earnings (loss) per common share was similarly computed after giving consideration to the dilutive effect of stock options and restricted stock unit awards outstanding on the weighted average number of common shares outstanding. The computation of diluted earnings per common share for both the three and nine months ended September 30, 2013 excludes 860,000 stock options because these shares would have an antidilutive effect.  The computation of diluted loss per common share for the three months ended September 30, 2012 excludes 1,315,465 stock options, and for the nine months ended September 30, 2012 excludes 1,315,465 stock options and 1,358,332 restricted stock units, respectively.

(12)        Business Segments

The Company’s chief operating decision maker is the Chairman and Chief Executive Officer, who decides how to allocate resources and assess performance of the business segments.  Generally, the Company evaluates performance of its operating segments on the basis of income from operations and cash flow.

The following table sets forth certain reportable segment information relating to the Company’s operations for the three and nine months ended September 30, 2013 and 2012.

	Reportable Segments
			Specialty	Management				Consolidated
(in thousands)	Building	Civil	Contractors	Services	Totals	Corporate		Total
Three Months Ended September 30, 2013
Total revenues	$352,013	$379,765	$287,633	$37,031	$1,056,442	$—		$1,056,442
Elimination of intersegment revenues	(21,250)	(4,270)	—	(534)	(26,054)	—		(26,054)
Revenues from external customers	$330,763	$375,495	$287,633	$36,497	$1,030,388	$—		$1,030,388
Income from construction operations	$13,530	$47,532	$9,312	$1,344	$71,718	$(13,624	)*	$58,094

Three Months Ended September 30, 2012
Total revenues	$391,531	$350,542	$315,270	$51,744	$1,109,087	$—		$1,109,087
Elimination of intersegment revenues	(508)	(4,202)	—	(4,984)	(9,694)	—		(9,694)
Revenues from external customers	$391,023	$346,340	$315,270	$46,760	$1,099,393	$—		$1,099,393
Income from construction operations	$20,847	$26,280	$14,236	$2,841	$64,204	$(9,528	)*	$54,676

	Reportable Segments
			Specialty	Management				Consolidated
(in thousands)	Building	Civil	Contractors	Services	Totals	Corporate		Total
Nine Months Ended September 30, 2013
Total revenues	$1,199,493	$995,963	$873,546	$130,144	$3,199,146	$—		$3,199,146
Elimination of intersegment revenues	(53,267)	(66,073)	(10)	(3,415)	(122,765)	—		(122,765)
Revenues from external customers	$1,146,226	$929,890	$873,536	$126,729	$3,076,381	$—		$3,076,381
Income from construction operations	$20,791	$98,285	$44,583	$6,262	$169,921	$(36,274	)*	$133,647

Nine Months Ended September 30, 2012
Total revenues	$1,066,494	$928,203	$858,843	$184,629	$3,038,169	$—		$3,038,169
Elimination of intersegment revenues	(4,417)	(8,794)	(233)	(27,452)	(40,896)	—		(40,896)
Revenues from external customers	$1,062,077	$919,409	$858,610	$157,177	$2,997,273	$—		$2,997,273
Income from construction operations
Before Impairment Charge	$(2,537)	$68,884	$53,852	$6,579	$126,778	$(32,739	)*	$94,039
Impairment Charge	(282,608)	(65,503)	(11,489)	(16,974)	(376,574)	—		(376,574)
Total	$(285,145)	$3,381	$42,363	$(10,395)	$(249,796)	$(32,739)		$(282,535)

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

The following table sets forth the net periodic benefit cost by component for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Interest cost	$917	$1,005	$2,750	$3,015
Expected return on plan assets	(1,121)	(1,186)	(3,361)	(3,558)
Amortization of net loss	1,544	1,396	4,632	4,189
Net periodic benefit cost	$1,340	$1,215	$4,021	$3,646

The Company contributed $1.1 million and $4.7 million to its defined benefit pension plan during the nine months ended September 30, 2013 and 2012, respectively.  The Company expects to contribute an additional $0.6 million to its defined benefit pension plan during the remainder of fiscal year 2013.

(14)        Related Party Transactions

The Company leases certain facilities from Ronald N. Tutor, the Company’s Chairman and Chief Executive Officer, and an affiliate owned by Mr. Tutor under non-cancelable operating lease agreements with monthly payments of $0.2 million, which increase at 3% per annum beginning August 1, 2009 and expire on July 31, 2016.  Lease expense for these leases, recorded on a straight-line basis, was $0.6 million for both the three months ended September 30, 2013 and 2012, and was $1.8 million for both the nine months ended September 30, 2013 and 2012.

Raymond R. Oneglia, who is the Vice Chairman of O&G Industries, Inc. (“O&G”), is a director of the Company.  O&G occasionally participates in joint ventures with the Company.  Joint venture agreements between the Company and O&G provide the legal foundation for the partnership to perform all the requirements under the customer contract. The Company delivers services in accordance with the customer contract. All transactions are made directly with the customer through the joint venture, and not with O&G, and completed on normal trade terms.  Currently the Company has a 30% interest in this joint venture with O&G as the sponsor. The project, a highway construction project for the State of Connecticut, has an estimated total contract value of approximately $364 million and is scheduled to complete in 2017.  O&G’s cumulative holdings of the Company’s stock were 600,000 shares, or 1.25% and 1.26%, respectively, of total common shares outstanding at September 30, 2013 and 2012.

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

CONDENSED CONSOLIDATING BALANCE SHEET — SEPTEMBER 30, 2013 (UNAUDITED)

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and Cash Equivalents	$80,832	$27,812	$19,258	$—	$127,902
Restricted Cash	23,456	8,295	15,715	—	47,466
Accounts Receivable	256,731	1,174,201	44,499	(77,574)	1,397,857
Costs and Estimated Earnings in Excess of Billings	78,163	487,769	152	(27,663)	538,421
Deferred Income Taxes	—	15,716	—	(6,085)	9,631
Other Current Assets	68,615	21,153	20,267	(61,675)	48,360
Total Current Assets	507,797	1,734,946	99,891	(172,997)	2,169,637

Long-term Investments	46,283	—	—	—	46,283
Property and Equipment, net	80,267	408,421	4,638	—	493,326
Intercompany Notes and Receivables	—	421,440	—	(421,440)	—
Other Assets:
Goodwill	—	571,932	—	—	571,932
Intangible Assets, net	—	117,010	—	—	117,010
Investment in Subsidiaries	2,139,063	—	50	(2,139,113)	—
Other	75,217	10,657	—	(5,115)	80,759
	$2,848,627	$3,264,406	$104,579	$(2,738,665)	$3,478,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$44,250	$63,571	$—	$—	$107,821
Accounts Payable	157,901	721,670	10,010	(92,452)	797,129
Billings in Excess of Costs and Estimated Earnings	112,295	169,932	34	—	282,261
Accrued Expenses and Other Current Liabilities	66,186	96,060	47,260	(47,857)	161,649
Total Current Liabilities	380,632	1,051,233	57,304	(140,309)	1,348,860

Long-term Debt, less current maturities	629,527	80,298	—	(40,115)	669,710
Deferred Income Taxes	102,139	7,783	—	—	109,922
Other Long-term Liabilities	142,449	4,035	—	—	146,484
Intercompany Notes and Advances Payable	389,909	—	24,084	(413,993)	—

Contingencies and Commitments

Stockholders’ Equity	1,203,971	2,121,057	23,191	(2,144,248)	1,203,971
	$2,848,627	$3,264,406	$104,579	$(2,738,665)	$3,478,947

CONDENSED CONSOLIDATING BALANCE SHEET - DECEMBER 31, 2012

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and Cash Equivalents	$64,663	$74,385	$29,008	$—	$168,056
Restricted Cash	30,236	8,481	—	—	38,717
Accounts Receivable	177,856	1,121,098	1,088	(75,429)	1,224,613
Costs and Estimated Earnings in Excess of Billings	111,821	377,132	152	(24,103)	465,002
Deferred Income Taxes	—	15,823	—	(5,752)	10,071
Other Current Assets	26,461	49,993	2,891	(3,957)	75,388
Total Current Assets	411,037	1,646,912	33,139	(109,241)	1,981,847

Long-term Investments	46,283	—	—	—	46,283
Property and Equipment, net	64,248	416,006	4,841	—	485,095
Intercompany Notes and Receivables	—	493,277	—	(493,277)	—
Other Assets:
Goodwill	—	570,646	—	—	570,646
Intangible Assets, net	—	126,821	—	—	126,821
Investment in Subsidiaries	2,122,116	134	50	(2,122,300)	—
Other	81,198	9,058	35,375	(39,913)	85,718
	$2,724,882	$3,262,854	$73,405	$(2,764,731)	$3,296,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$42,589	$25,121	$—	$—	$67,710
Accounts Payable	97,834	698,015	156	(99,532)	696,473
Billings in Excess of Costs and Estimated Earnings	95,657	206,070	34	—	301,761
Accrued Expenses and Other Current Liabilities	30,545	108,589	38,901	(9,709)	168,326
Total Current Liabilities	266,625	1,037,795	39,091	(109,241)	1,234,270

Long-term Debt, less current maturities	603,371	105,922	—	(39,913)	669,380
Deferred Income Taxes	102,138	7,762	—	—	109,900
Other Long-term Liabilities	134,874	4,122	—	—	138,996
Intercompany Notes and Advances Payable	474,010	—	19,267	(493,277)	—

Contingencies and Commitments

Stockholders’ Equity	1,143,864	2,107,253	15,047	(2,122,300)	1,143,864
	$2,724,882	$3,262,854	$73,405	$(2,764,731)	$3,296,410

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED SEPTMEBER 30, 2013

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$175,160	$884,332	$—	$(29,104)	$1,030,388
Cost of Operations	150,560	794,440	(6,365)	(29,104)	909,531

Gross Profit	24,600	89,892	6,365	—	120,857

General and Administrative Expenses	17,073	45,187	503	—	62,763

INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	7,527	44,705	5,862	—	58,094

Equity in Earnings of Subsidiaries	32,148	—	—	(32,148)	—
Other Income (Expense), net	(9,736)	115	133	—	(9,488)
Interest Expense	(10,655)	(916)	—	—	(11,571)

Income (loss) before Income Taxes	19,284	43,904	5,995	(32,148)	37,035

(Provision) Credit for Income Taxes	4,475	(15,594)	(2,157)	—	(13,276)

NET (LOSS) INCOME	$23,759	$28,310	$3,838	$(32,148)	$23,759

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	(667)	—	—	667	—
Foreign currency translation	—	(393)	—	—	(393)
Change in fair value of investments	—	(274)	—	—	(274)
Change in fair value of interest rate swap	5	—	—	—	5
Total Other Comprehensive (Loss) Income	(662)	(667)	—	667	(662)

Total Comprehensive Income	$23,097	$27,643	$3,838	$(31,481)	$23,097

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2012

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$113,068	$996,809	$—	$(10,484)	$1,099,393
Cost of Operations	97,225	900,634	(3,445)	(10,484)	983,930

Gross Profit	15,843	96,175	3,445	—	115,463

General and Administrative Expenses	17,840	42,417	530	—	60,787

INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	(1,997)	53,758	2,915	—	54,676

Equity in Earnings of Subsidiaries	49,135	—	—	(49,135)	—
Other Income (Expense), net	45	264	236	—	545
Interest Expense	(10,133)	(906)	—	—	(11,039)

Income (Loss) before Income Taxes	37,050	53,116	3,151	(49,135)	44,182

(Provision) Credit for Income Taxes	5,541	(5,732)	(1,400)	—	(1,591)

NET (LOSS) INCOME	$42,591	$47,384	$1,751	$(49,135)	$42,591

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	363	—	—	(363)	—
Tax adjustment on minimum pension liability	(841)	—	—	—	(841)
Foreign currency translation	—	362	—	—	362
Change in fair value of investments	—	1	—	—	1
Change in fair value of interest rate swap	(177)	—	—	—	(177)
Total Other Comprehensive (Loss) Income	(655)	363	—	(363)	(655)

Total Comprehensive Income	$41,936	$47,747	$1,751	$(49,498)	$41,936

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2013

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$456,732	$2,753,816	$—	$(134,167)	$3,076,381
Cost of Operations	398,072	2,499,544	(14,237)	(134,167)	2,749,212

Gross Profit	58,660	254,272	14,237	—	327,169

General and Administrative Expenses	55,178	136,895	1,449	—	193,522

INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	3,482	117,377	12,788	—	133,647

Equity in Earnings of Subsidiaries	80,944	—	—	(80,944)	—
Other Income (Expense), net	(14,859)	926	384	—	(13,549)
Interest Expense	(31,500)	(2,490)	—	—	(33,990)

Income (loss) before Income Taxes	38,067	115,813	13,172	(80,944)	86,108

(Provision) Credit for Income Taxes	15,970	(43,135)	(4,906)	—	(32,071)

NET (LOSS) INCOME	$54,037	$72,678	$8,266	$(80,944)	$54,037

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	(1,147)	—	—	1,147	—
Foreign currency translation	—	(622)	—	—	(622)
Change in fair value of investments	—	(525)	—	—	(525)
Change in fair value of interest rate swap	465	—	—	—	465
Total Other Comprehensive Loss	(682)	(1,147)	—	1,147	(682)

Total Comprehensive Income	$53,355	$71,531	$8,266	$(79,797)	$53,355

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2012

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$276,633	$2,764,764	$—	$(44,124)	$2,997,273
Cost of Operations	242,954	2,521,009	(11,249)	(44,124)	2,708,590

Gross Profit	33,679	243,755	11,249	—	288,683

General and Administrative Expenses	53,579	139,465	1,600	—	194,644

Goodwill and Intangible Assets Impairment	—	376,574	—	—	376,574

INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	(19,900)	(272,284)	9,649	—	(282,535)

Equity in Earnings of Subsidiaries	(273,177)	—	—	273,177	—
Other Income (Expense), net	(1,484)	119	684	—	(681)
Interest Expense	(29,817)	(2,907)	—	—	(32,724)

Income (loss) before Income Taxes	(324,378)	(275,072)	10,333	273,177	(315,940)

(Provision) Credit for Income Taxes	17,343	(4,201)	(4,237)	—	8,905

NET (LOSS) INCOME	$(307,035)	$(279,273)	$6,096	$273,177	$(307,035)

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	627	—	—	(627)	—
Tax adjustment on minimum pension liability	(841)	—	—	—	(841)
Foreign currency translation	—	419	—	—	419
Change in fair value of investments	—	208	—	—	208
Change in fair value of interest rate swap	(1,196)	—	—	—	(1,196)
Realized loss on sale of investments recorded in net income (loss)	2,005	—	—	—	2,005
Total Other Comprehensive (Loss) Income	595	627	—	(627)	595

Total Comprehensive Income	$(306,440)	$(278,646)	$6,096	$272,550	$(306,440)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2013

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$54,037	$72,678	$8,266	$(80,944)	$54,037
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,341	36,222	203	—	41,766
Equity in earnings of subsidiaries	(80,944)	—	—	80,944	—
Stock-based compensation expense	6,597	—	—	—	6,597
Excess income tax benefit from stock-based compensation	(356)	—	—	—	(356)
Deferred income taxes	(549)	46	—	—	(503)
(Gain) loss on sale of property and equipment	(220)	—	—	—	(220)
Other non-cash items	1,468	(1,024)	—	—	444
Other long-term liabilities	18,723	(846)	—	—	17,877
Changes in other components of working capital	34,877	(123,003)	(42,574)	—	(130,700)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$38,974	$(15,927)	$(34,105)	$—	$(11,058)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(19,189)	(20,621)	—	—	(39,810)
Proceeds from sale of property and equipment	222	2,329	—	—	2,551
Change in restricted cash	6,780	186	(15,715)	—	(8,749)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$(12,187)	$(18,106)	$(15,715)	$—	$(46,008)

Cash Flows from Financing Activities:
Proceeds from debt	541,544	29,741	—	—	571,285
Repayment of debt	(513,912)	(22,315)	—	—	(536,227)
Business acquisition related payments	(17,716)	—	—	—	(17,716)
Excess income tax benefit from stock-based compensation	356	—	—	—	356
Issuance of common stock and effect of cashless exercise	(786)	—	—	—	(786)
Increase (decrease) in intercompany advances	(20,104)	(19,966)	40,070	—	—
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$(10,618)	$(12,540)	$40,070	$—	$16,912

Net Increase (Decrease) in Cash and Cash Equivalents	16,169	(46,573)	(9,750)	—	(40,154)
Cash and Cash Equivalents at Beginning of Year	64,663	74,385	29,008	—	168,056
Cash and Cash Equivalents at End of Period	$80,832	$27,812	$19,258	$—	$127,902

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2012

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(307,035)	$(279,273)	$6,096	$273,177	$(307,035)
Adjustments to reconcile net income to net cash from operating activities:
Goodwill and intangible assets impairment	—	376,574	—	—	376,574
Depreciation and amortization	3,815	42,657	204	—	46,676
Equity in earnings of subsidiaries	273,177	—	—	(273,177)	—
Stock-based compensation expense	7,424	—	—	—	7,424
Deferred income taxes	(37,810)	(4,198)	—	—	(42,008)
Adjustment of interest rate swap to fair value	264	—	—	—	264
Loss on sale of investments	2,699	—	—	—	2,699
(Gain) Loss on sale of property and equipment	—	509	—	—	509
Other non-cash items	(524)	78	—	—	(446)
Other long-term liabilities	(5,826)	(2,573)	—	—	(8,399)
Changes in other components of working capital	62,007	(180,925)	14,783	—	(104,135)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(1,809)	$(47,151)	$21,083	$—	$(27,877)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(12,332)	(21,405)	—	—	(33,737)
Proceeds from sale of property and equipment	500	11,250	—	—	11,750
Investments in available-for-sale securities	—	(535)	—	—	(535)
Proceeds from sale of available-for-sale securities	16,553	—	—	—	16,553
Change in restricted cash	(3,241)	(22)	—	—	(3,263)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$1,480	$(10,712)	$—	$—	$(9,232)

Cash Flows from Financing Activities:
Proceeds from debt	531,618	(20,039)	—	—	511,579
Repayment of debt	(486,426)	883	—	—	(485,543)
Business acquisition related payments	(10,090)	—	—	—	(10,090)
Issuance of common stock and effect of cashless exercise	(307)	—	—	—	(307)
Debt issuance costs	(1,993)	—	—	—	(1,993)
Increase (decrease) in intercompany advances	(73,471)	74,831	(1,360)	—	—
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$(40,669)	$55,675	$(1,360)	$—	$13,646

Net Increase (Decrease) in Cash and Cash Equivalents	(40,998)	(2,188)	19,723	—	(23,463)
Cash and Cash Equivalents at Beginning of Year	134,936	52,492	16,812	—	204,240
Cash and Cash Equivalents at End of Period	$93,938	$50,304	$36,535	$—	$180,777

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses our financial position at September 30, 2013, and the results of our operations for the three and nine months ended September 30, 2013 and should be read in conjunction with: (1) the unaudited consolidated condensed financial statements and notes contained herein, and (2) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Overview

We were incorporated in 1918 as a successor to businesses that had been engaged in providing construction services since 1894. We provide diversified general contracting, construction management and design-build services to private customers and public agencies throughout the world. Our construction business is conducted through four basic segments or operations: Civil, Building, Specialty Contractors and Management Services. Our Civil segment specializes in public works construction and the repair, replacement and reconstruction of infrastructure, including highways, bridges, mass transit systems and water and wastewater treatment facilities, primarily in the western, Midwestern, northeastern and mid-Atlantic United States. Our Building segment has significant experience providing services to a number of specialized building markets, including the hospitality and gaming, transportation, healthcare, municipal offices, sports and entertainment, educational, correctional facilities, biotech, pharmaceutical and high-tech markets. Our Specialty Contractors segment specializes in plumbing, HVAC, electrical, mechanical, and pneumatically placed concrete for a full range of civil, building and management services construction projects in the industrial, commercial, hospitality and gaming, and transportation end markets, among others. Our Management Services segment provides diversified construction and design-build services to the U.S. military and federal government agencies, as well as to surety companies and multi-national corporations in the United States and overseas.

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

We believe our leadership position as the contractor of choice for large, complex civil and non-residential building projects will support our long-term backlog growth. We have continued to experience strong contributions from our Civil segment consistent with our focus on obtaining higher-margin public works projects. We expect to continue to leverage our increased self-performance and schedule control capabilities to obtain additional large-scale Civil and Building awards. We continue to capitalize on this leadership position as evidenced by our September 30, 2013 contract backlog of $6.9 billion, an increase of $1.3 billion from $5.6 billion as of December 31, 2012.  We have received several recent significant new awards and continue to have a large volume of pending awards, including (i) our $511 million share of the joint venture California High-Speed Rail design-build project; (ii) two Wisconsin highway construction contracts collectively valued at $191 million; (iii) a $47 million transit station electrical subcontract; (iv) two projects in Guam—a military housing renovation project and an airport retail/boutique interior finishing project—collectively valued at $36 million; (v) a $600 million pending award for construction of a concrete platform at Hudson Yards; and (vi) a $41 million pending award for a landfill closure and sewer construction project in Guam.

We continue our strategic focus on growing our business by pursuing and obtaining large complex public works projects.

The following tables set forth our consolidated condensed statement of operations:

	Consolidated Results of Operations
			% Change			% Change
	Three months ended		Favorable	Nine months ended		Favorable
	September 30,		(Unfavorable)	September 30,		(Unfavorable)
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(In thousands)			(In thousands)
Revenues	$1,030,388	$1,099,393	(6.3)%	$3,076,381	$2,997,273	2.6%
Cost of operations	909,531	983,930	7.6%	2,749,212	2,708,590	(1.5)%
Gross profit	120,857	115,463	4.7%	327,169	288,683	13.3%
General and administrative expenses	62,763	60,787	(3.3)%	193,522	194,644	0.6%
Goodwill and intangible asset impairment	—	—		—	376,574
Income from construction operations	58,094	54,676	6.3%	133,647	(282,535)	147.3%
Other income (expense), net	(9,488)	545	(1,840.9)%	(13,549)	(681)	(1,889.6)%
Interest expense	(11,571)	(11,039)	(4.8)%	(33,990)	(32,724)	(3.9)%
Income (loss) before income taxes	37,035	44,182	(16.2)%	86,108	(315,940)	127.3%
(Provision) benefit for income taxes	(13,276)	(1,591)	(734.4)%	(32,071)	8,905	(460.1)%
Net income (loss)	$23,759	$42,591	(44.2)%	$54,037	$(307,035)	117.6%

	Consolidated Results of Operations
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(As a percentage of Revenues)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	88.3%	89.5%	89.4%	90.4%
Gross profit	11.7%	10.5%	10.6%	9.6%
General and administrative expenses	6.1%	5.5%	6.3%	6.5%
Goodwill and intangible asset impairment	0.0%	0.0%	0.0%	12.5%
Income from construction operations	5.6%	5.0%	4.3%	(9.4)%
Other income (expense), net	(0.9)%	0.0%	(0.4)%	0.0%
Interest expense	(1.1)%	(1.0)%	(1.1)%	(1.1)%
Income (loss) before income taxes	3.6%	4.0%	2.8%	(10.5)%
(Provision) benefit for income taxes	(1.3)%	(0.1)%	(1.0)%	0.3%
Net income (loss)	2.3%	3.9%	1.8%	(10.2)%

Revenues were $1,030.4 million and $3,076.4 million for the three and nine months ended September 30, 2013, respectively, as compared to $1,099.4 million and $2,997.3 million for the same periods in 2012. Income from construction operations was $58.1 million and $133.6 million for the three and nine months ended September 30, 2013, respectively, as compared to income from construction operations of $54.7 million and loss from construction operations of $282.5 million for the same periods in 2012. Our loss from construction operations of $282.5 million for the nine months ended September 30, 2012 was materially impacted by a $376.6 million goodwill and intangible asset impairment charge ($339.2 million after-tax) due primarily to a deterioration in broader market conditions, degradation in the timing of projected cash flows used to derive the fair value, and a sustained decrease in the Company’s stock price, causing its market capitalization to be substantially less than its carrying value.  Net income was $23.8 million and $54.0 million for the three and nine months ended September 30, 2013, respectively, as compared to net income of $42.6 million and net loss of $307.0 million for the same periods in 2012. Basic and diluted earnings per share were $0.50 and $0.49, respectively, for the three months ended September 30, 2013, as compared to basic and diluted earnings per share of $0.90 and $0.88, respectively, for the three months ended September 30, 2012.  Basic and diluted earnings per share were $1.13 and $1.11, respectively, for the nine months ended September 30, 2013, as compared to basic and diluted loss per share of $6.47 and $6.47, respectively, for the nine months ended September 30, 2012.  Excluding the $339.2 million after-tax goodwill and intangible asset impairment charge in the second quarter of 2012, $3.6 million in discrete tax expense adjustments and a $2.7 million pre-tax loss on the sale of certain auction rate securities, both of which were recognized in the first quarter of 2012, net income and diluted earnings per share for the three and nine months ended September 30, 2012 were $25.8 million, or $0.54, and $37.4 million, or $0.78, respectively. Net income and diluted earnings per share excluding these adjustments are non-GAAP financial measures, which are discussed below and are reconciled to the most directly comparable GAAP measures.

Revenues decreased by $69.0 million, or 6.3%, and increased by $79.1 million or 2.6%, during the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The decrease in revenues for the three months ended September 30, 2013 was primarily driven by reduced activity on certain large healthcare and office facility projects in California.  The increase in revenues for the nine months ended September 30, 2013 was primarily driven by increased activity in certain hospitality and gaming projects in California, Arizona and Nevada. Net income decreased by $18.8 million, or 44.2%, and increased by $361.1 million, or 117.6%, during the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The increase in net income for the nine months ended September 30, 2013 was primarily driven by a $376.6 million goodwill and intangible asset impairment charge ($339.2 million after-tax) during the same period in 2012.  The decrease in net income for the three months ended September 30, 2012 was primarily driven by a $16.8 million tax benefit associated  with this impairment charge.  Excluding the impairment charge and other discrete items discussed above, the decrease in net income for the three months ended September 30, 2013 was primarily driven by reduced activity on certain large healthcare and office facility projects in California, and the increase in net income for the nine months ended September 30, 2013 was primarily driven by strong operating performance in the Civil segment, and Hurricane Sandy-related projects performed in the first quarter in New York.

At September 30, 2013, working capital was $820.8 million, an increase of $73.2 million from $747.6 million at December 31, 2012.

Non-GAAP Measures

Our consolidated financial statements are presented based on GAAP. We sometimes use non-GAAP measures of income from operations, net income, earnings per share and other measures that we believe are appropriate to enhance an overall understanding of our historical financial performance and future prospects. We are providing these non-GAAP measures to disclose additional information to facilitate the comparison of past and present operations, and they are among the indicators management uses as a basis for evaluating the Company’s financial performance as well as for forecasting future periods. For these reasons, management believes these non-GAAP measures can be useful operating performance measures to be considered by investors, prospective investors and others. These non-GAAP measures are not intended to replace the presentation of our financial results in accordance with GAAP, and they may not be comparable to other similarly titled measures of other companies.

The following table is a reconciliation of reported income from construction operations, net income (loss), and diluted earnings (loss) per share under GAAP to income from operations, net income and diluted earnings per share for the three and nine months ended September 30, 2012 and 2013, excluding discrete items. Included in discrete items is the impact of the following one-time expenses (benefits): (i) the $339.2 million after-tax impairment charge during the second quarter of 2012; (ii) the $2.7 million realized loss on the sale of auction rate securities in the first quarter of 2012; and (iii) $3.6 million of discrete tax expense items related to an increase in unrecognized tax benefits and an adjustment, both associated with certain stock-based compensation items identified during the first quarter of 2012.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2013	2012	2013	2012

Reported net income (loss)	$23,759	$42,591	$54,037	$(307,035)
Plus: Impairment charge	—	—	—	376,574
Less: Tax benefit provided on impairment charge	—	(16,771)	—	(37,424)
Plus: Realized loss on sale of investments	—	—	—	2,699
Less: Tax benefits provided on realized sale of investments	—	—	—	(1,057)
Plus: Discrete tax adjustments	—	—	—	3,649
Net income, excluding discrete items	$23,759	$25,820	$54,037	$37,406

Reported diluted income (loss) per common share	$0.49	$0.88	$1.11	$(6.47)
Plus: Impairment charge, net of tax benefit	—	(0.34)	—	7.14
Plus: Realized loss on sale of investments	—	—	—	0.03
Plus: Discrete tax adjustments	—	—	—	0.08
Diluted earnings per common share, excluding discrete items	$0.49	$0.54	$1.11	$0.78

Backlog Analysis

Our backlog of uncompleted construction work at September 30, 2013 was approximately $6.9 billion compared to $5.6 billion at December 31, 2012. During the first nine months of 2013, we booked a number of pending awards into backlog across each of our business segments and had significant adjustments to existing contracts. Significant new award bookings in the third quarter of 2013 included our $511 million share of the joint venture California High-Speed Rail design-build project, two Wisconsin highway construction contracts collectively valued at $191 million, a $47 million transit station electrical subcontract, and a $24 million military housing renovation project in Guam. The increase in our overall backlog was partially offset by reduced backlog in our Building segment associated primarily with continued activity on existing healthcare, hospitality and gaming, and courthouse projects.

In addition to our existing backlog, we continue to have a significant volume of pending contract awards, including up to $3 billion in various future phases of the Hudson Yards project and various other contracts that we anticipate booking into backlog over the next several quarters as the contracts for these projects are executed. We continue tracking several large-scale civil and building prospects for both public and private sector customers as we further leverage our self-performance and schedule control capabilities.

Our backlog of uncompleted construction work at September 30, 2013 was approximately $6.9 billion compared to $5.6 billion at December 31, 2012.

The following table provides an analysis of our backlog by business segment for the nine months ended September 30, 2013.

	Backlog at December 31, 2012	New Business Awarded (1)	Revenues Recognized	Backlog at September 30, 2013
	(in millions)
Building	$1,964.9	$1,030.3	$(1,146.3)	$1,848.9
Civil	1,774.0	2,234.2	(929.9)	3,078.3
Specialty Contractors	1,507.3	1,038.0	(873.5)	1,671.8
Management Services	357.4	72.8	(126.7)	303.5
Total	$5,603.6	$4,375.3	$(3,076.4)	$6,902.5

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

Use of and changes in estimates

Our construction business involves making significant estimates and assumptions in the normal course of business relating to our contracts and our joint venture contracts. Management focuses on evaluating the performance of contracts individually. These estimates and assumptions can vary in the normal course of business as projects progress, when estimated productivity assumptions change based on experience to date and uncertainties are resolved.  Change orders and claims, as well as changes in related estimates of costs to complete, are considered revisions in estimates. We use the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. The impact on operating margin in a reporting period and future periods from a change in estimate will depend on the stage of contract completion.  During the three and nine months ended September 30, 2013, our results of operations were impacted by $9.7 million and $11.5 million, respectively, of increases in the estimated recovery projected for a Building segment project due to changes in facts and circumstances that occurred during those periods.  These changes in estimates resulted in increases of $9.7 million and $11.5 million in income from construction operations, $6.2 million and $7.2 million in net income and $0.13 and $0.15 in diluted earnings per common share during the three and nine months ended September 30, 2013, respectively.  During both the three and nine months ended September 30, 2012, our results of operations were impacted by a $12.4 million increase in the estimated recovery projected for a large hospitality and gaming project which was primarily driven by changes in cost recovery assumptions based on evidence presented during the period.  Excluding the discrete items that impacted our estimated tax rate during 2012, this change in estimate resulted in increases of $12.4 million in income from construction operations, $7.2 million in net income, and $0.15 in diluted earnings per common share during both the three and nine months ended September 30, 2012.  These changes were the only changes in estimates considered material to our results of operations during the periods presented herein.

Results of Operations

Revenues

The following table summarizes our revenues by business segment:

	Revenues for the
	Three months ended September 30,
(dollars in millions)	2013	2012	$ Change	% Change
Building	$330.8	$391.0	$(60.2)	(15.4)%
Civil	375.5	346.3	29.2	8.4%
Specialty Contractors	287.6	315.3	(27.7)	(8.8)%
Management Services	36.5	46.8	(10.3)	(22.0)%
Total	$1,030.4	$1,099.4	$(69.0)	(6.3)%

	Revenues for the
	Nine months ended September 30,
(dollars in millions)	2013	2012	$ Change	% Change
Building	$1,146.3	$1,062.1	$84.2	7.9%
Civil	929.9	919.4	10.5	1.1%
Specialty Contractors	873.5	858.6	14.9	1.7%
Management Services	126.7	157.2	(30.5)	(19.4)%
Total	$3,076.4	$2,997.3	$79.1	2.6%

Building Segment

Building segment revenues decreased by $60.2 million, or 15.4% during the three months ended September 30, 2013 as compared to the same period in 2012. The decrease in revenues during the three months ended September 30, 2013 was primarily driven by reduced activity on several large healthcare and office facility projects in California as well as the substantial completion of certain hospitality and gaming projects in the southern U.S.  This decrease was partially offset by increased activity on certain courthouse projects in California and Florida and on the South Tower at Hudson Yards in New York.

Building segment revenues increased by $84.2 million, or 7.9%, during the nine months ended September 30, 2013 as compared to the same period in 2012. The increase in revenues during the nine months ended September 30, 2013 was primarily driven by increased activity on hospitality and gaming projects in California, Arizona and Nevada, and courthouse projects in California and Florida.  This increase was partially offset by the substantial completion of several building projects in the southern U.S. in 2012 and reduced activity on several large healthcare facility projects in California.

Civil Segment

Civil segment revenues increased by $29.2 million, or 8.4% during the three months ended September 30, 2013 as compared to the same period in 2012.  The increase in revenues during the three months ended September 30, 2013 was primarily driven by the start-up of certain rail transportation projects in California and a concrete tunnel project at Hudson Yards in New York, as well as increased activity on pipeline projects in the Midwest.  This increase was partially offset by the substantial completion of a bridge rehabilitation project in New York and reduced activity on a large tunnel project in California.

Civil segment revenues increased by $10.5 million, or 1.1%, during the nine months ended September 30, 2013 as compared to the same period in 2012.  The increase in revenues during the nine months ended September 30, 2013 was primarily driven by the start-up of certain rail transportation projects in California, increased activity on pipeline projects in the Midwest, a large tunnel project in Washington, and an airport runway expansion project in Florida.  This increase was partially offset by the substantial completion of a bridge rehabilitation project in New York and reduced activity on a large tunnel project in California and several smaller civil and mining projects in the Midwest and East Coast.

Specialty Contractors Segment

Specialty Contractors segment revenues decreased by $27.7 million, or 8.8%, during the three months ended September 30, 2013 as compared to the same period in 2012.  The decrease in revenues during the three months ended September 30, 2013 was primarily driven by reduced activity on several electrical projects in New York.

Specialty Contractors segment revenues increased by $14.9 million, or 1.7%, during the nine months ended September 30, 2013 as compared to the same period in 2012.  The increase in revenues during the nine months ended September 30, 2013 was primarily driven by increased activity on various smaller electrical projects in the southern U.S. and work performed in connection with damage caused by Hurricane Sandy.  This increase was partially offset by reduced activity on various electrical and mechanical subcontracts in New York.

Management Services Segment

Management Services segment revenues decreased by $10.3 million, or 22.0%, and $30.5 million, or 19.4%, during the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012.  The decreases in revenues during the three and nine months ended September 30, 2013 were primarily driven by reduced activity on a containerized housing project in Iraq, as well as reduced activity on several surety projects.  These decreases were partially offset by increased activity on an aircraft parking apron project in Guam.

Income (Loss) from Construction Operations

The following tables summarize our income (loss) from construction operations by business segment:

Income from Construction Operations

and Operating Margins

	Three months ended September 30,				Change in
	2013		2012		Amount		Margin
(dollars in millions)	Amount	Margin	Amount	Margin	$	%	%
Building	$13.6	4.1%	$20.9	5.3%	$(7.3)	(34.9)%	(1.2)%
Civil	47.5	12.6%	26.3	7.6%	21.2	80.6%	5.0%
Specialty Contractors	9.3	3.2%	14.2	4.5%	(4.9)	(34.5)%	(1.3)%
Management Services	1.3	3.6%	2.8	6.0%	(1.5)	(53.6)%	(2.4)%
	71.7	7.0%	64.2	5.8%	7.5	11.7%	1.2%
Corporate	(13.6)	(1.4)%	(9.5)	(0.8)%	(4.1)	(43.2)%	(0.6)%
Income from construction operations	$58.1	5.6%	$54.7	5.0%	$3.4	6.2%	0.6%

Income (Loss) from Construction Operations

and Operating Margins before

Impairment Charges

	Nine months ended September 30,				Change in
	2013		2012		Amount		Margin
(dollars in millions)	Amount	Margin	Amount	Margin	$	%	%
Building	$20.8	1.8%	$(2.5)	(0.2)%	$23.3	932.0%	2.0%
Civil	98.3	10.6%	68.9	7.5%	29.4	42.7%	3.1%
Specialty Contractors	44.6	5.1%	53.8	6.3%	(9.2)	(17.1)%	(1.2)%
Management Services	6.3	5.0%	6.6	4.2%	(0.3)	(4.5)%	0.8%
	170.0	5.5%	126.8	4.2%	43.2	34.1%	1.3%
Corporate	(36.4)	(1.2)%	(32.7)	(1.1)%	(3.7)	(11.3)%	(0.1)%
Income from construction operations before impairment charges	$133.6	4.3%	$94.1	3.1%	$39.5	42.0%	1.2%

Goodwill and intangible
asset impairment:
Building	—		282.6
Civil	—		65.5
Specialty Contractors	—		11.5
Management Services	—		17.0
	—		376.6
Income (loss) from construction operations	$133.6		$(282.5)

The following discussion of income (loss) from construction operations by business segment for the three and nine months ended September 30, 2013 and 2012 has been prepared on a pre-impairment charge basis in order to better compare normal operating results of each segment between the two periods. Since the impairment charge impacts 2012 only and does not affect revenues, cost of operations or general and administrative expenses we incur to conduct our day-to-day construction operations, management believes the following discussion, analysis and comparison of 2013 and 2012 operating results is more meaningful.

Building Segment

Building segment income from construction operations decreased by $7.3 million, or 34.9%, during the three months ended September 30, 2013, as compared to the same period in 2012.  The decrease in income from construction operations during the three months ended September 30, 2013 was primarily driven by the decrease in volume discussed in Revenues above, as well as increases in estimated recoveries on certain large healthcare and condominium projects in 2012 based on changes in facts and circumstances surrounding those projects that occurred during that period.

Building segment income from construction operations increased by $23.3 million, or 932.0%, during the nine months ended September 30, 2013, as compared to the same period in 2012.  The increase in income from construction operations during the nine months ended September 30, 2013 was primarily driven by the increase in volume discussed in Revenues above, first-quarter contributions from Hurricane Sandy-related projects, certain unrecoverable costs incurred in the second quarter of 2012 related to an educational facility in Alabama, and a decrease in general and administrative expenses for the nine months ended September 30, 2013 due primarily to staffing reductions and increased staff utilization.

Building segment operating margin decreased from 5.3% to 4.1% during the three months ended September 30, 2013, and increased from  (0.2)% to 1.8% during the nine months ended September 30, 2012, respectively, due primarily to the above-mentioned reasons.

Civil Segment

Civil segment income from construction operations increased by $21.2 million, or 80.6%, and $29.4 million, or 42.7%, during the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012.  The increases were primarily driven by the increased volume discussed in Revenues above.

Civil segment operating margins increased from 7.6% and 7.5% during the three and nine months ended September 30, 2012, respectively, to 12.6% and 10.6% for the same periods in 2013 due primarily to the above-mentioned reasons.

Specialty Contractors Segment

Specialty Contractors segment income from construction operations decreased by $4.9 million, or 34.5%, and by $9.2 million, or 17.1%, during the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012.  The decreases were primarily driven by favorable productivity in 2012 on several electrical and mechanical projects in New York, as well as changes to certain project cost estimates associated with execution issues on various smaller concrete placement projects.  For the nine months ended September 30, 2013, this decrease was partially offset by work performed in connection with damage caused by Hurricane Sandy and a favorable settlement in the second quarter of 2013 related to a large hospitality and gaming electrical subcontract.

Specialty Contractors segment operating margin decreased from 4.5% and 6.3% during the three and nine months ended September 30, 2012, respectively, to 3.2% and 5.1% for the same periods in 2013 due primarily to the above-mentioned reasons.

Management Services Segment

Management Services segment income from construction operations decreased by $1.5 million, or 53.6%, and $0.3 million, or 4.5%, during the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012.  The decreases were primarily driven by the reduction in volume discussed above in Revenues above, partially offset by favorable productivity on an aircraft parking apron project in Guam and related favorable adjustments to certain project cost estimates.

Management Services segment operating margin decreased from 6.0% to 3.6%, and increased from 4.2% to 5.0% during the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012.  The decrease in operating margin during the three months ended September 30, 2013 was primarily driven by favorable productivity in 2012 on a containerized housing project in Iraq and on an airport runway project in Kosrae.  The increase in operating margin during the nine months ended September 30, 2013 was primarily driven by favorable productivity on an aircraft parking apron project in Guam.

Corporate

Corporate general and administrative expenses increased by $4.1 million, or 43.2%, and by $3.7 million, or 11.3% during the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012.  The increases in corporate general and administrative expenses during the three and nine months ended September 30, 2013 were primarily driven by increased performance-based incentive compensation expense and expenses associated with the implementation of a new enterprise resource planning (ERP) system.

Consolidated Other Income, Interest Expense and Provision for Income Taxes

(dollars in millions)	September 30, 2013	September 30, 2012	$ Change	% Change
Three months ended
Other income (expense), net	$(9.5)	$0.5	$(10.0)	(2,000.0)%
Interest expense	11.6	11.0	0.6	5.5%
Provision (benefit) for income taxes	13.3	1.6	11.7	731.3%

(dollars in millions)	September 30, 2013	September 30, 2012	$ Change	% Change
Nine months ended
Other income (expense), net	$(13.5)	$(0.7)	$(12.8)	(1,828.6)%
Interest expense	34.0	32.7	1.3	4.0%
Provision (benefit) for income taxes	32.1	(8.9)	41.0	460.7%

Other income decreased by $10.0 million and $12.8 million during the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012, due primarily to a net increase in certain business acquisition-related liabilities in 2013, partially offset by a loss of $2.7 million on the sale of a portion of our auction rate securities in the first quarter of 2012.

Interest expense remained flat at $11.6 million and $34.0 million for the three and nine months ended September 30, 2013, respectively, as compared to $11.0 million and $32.7 million for the same periods in 2012.

Provision for income taxes was $13.3 million and $32.1 million for the three and nine months ended September 30, 2013, respectively, as compared to income tax provision of $1.6 million and benefit of $8.9 million for the three and nine months ended September 30, 2012. The effective income tax rate was 35.8% and 37.2% for the three and nine months ended September 30, 2013, respectively, as compared to 3.6% and 2.8% for the same periods in 2012. The increase in the effective tax rate for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, was primarily due to the $376.6 million impairment charge in the second quarter of 2012 and discrete items. The income tax expense for the three and nine months ended September 30, 2013 of $13.3 million and $32.1 million, respectively, include discrete items of $(1.1) million related mainly to favorable federal and state audit settlements, and $(1.2) million related to 2012 return true-up adjustments, compared to no discrete items for the third quarter of 2012 and $3.6 million for the first nine months of 2012, related mainly to stock-based compensation items.

Liquidity and Capital Resources

Cash and Working Capital

At September 30, 2013 and December 31, 2012, cash held by us and available for general corporate purposes was $35.0 million and $70.8 million, respectively.  Our proportionate share of cash held by joint ventures and available only for joint venture-related uses, including distributions to joint venture partners, was $92.9 million and $97.3 million at September 30, 2013 and December 31, 2012, respectively, and our restricted cash was $47.5 million and $38.7 million at September 30, 2013 and December 31, 2012, respectively.  We do not believe that it is likely we will be called upon to contribute significant additional capital in the event of default by any of our partners.

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

A summary of cash flows for each of the nine months ended September 30, 2013 and 2012 is set forth below:

	Nine Months Ended September 30,
(dollars in millions)	2013	2012
Cash flows from:
Operating activities	$(11.0)	$(27.9)
Investing activities	(46.0)	(9.2)
Financing activities	16.9	13.7
Net decrease in cash	(40.1)	(23.4)
Cash at beginning of year	168.0	204.2
Cash at end of period	$127.9	$180.8

During the nine months ended September 30, 2013, we used $11.0 million in cash to fund operating activities, due primarily to cash paid for interest and taxes and payments made related to the Brightwater matter, offset by payments received related to the CityCenter matter.  We used $46.0 million in cash from investing activities, due primarily to the purchase of construction equipment of $39.8 million and an increase of $8.7 million in restricted cash.  We received $16.9 million in cash from financing activities, due primarily to our outstanding borrowings under our revolving facility offset by cash used for scheduled debt repayments.

At September 30, 2013, we had working capital of $820.8 million, a ratio of current assets to current liabilities of 1.61 to 1.00, and a ratio of debt to equity of 0.65 to 1.00 compared to working capital of $747.6 million, a ratio of current assets to current liabilities of 1.61 to 1.00 and a ratio of debt to equity of 0.64 to 1.00 at December 31, 2012.

Long-term Investments

At September 30, 2013, we had investments in auction rate securities (“ARS”) of $46.3 million, which are reflected at fair value. Our investment policy is to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. The current overall liquidity concerns in capital markets have affected our ability to liquidate many of our investments in auction rate securities. As such, we classified our ARS as “available-for-sale” Long-term Investments.  Based on our ability to access our cash equivalent investments and our available revolving facility, we do not expect that the short-term lack of liquidity of our ARS investments will materially affect our overall liquidity position or our ability to execute our current business plan.  For a description of our accounting for our ARS, see Note 5 — Fair Value Measurements to Consolidated Condensed Financial Statements.

Long-term Debt

Debt was $777.5 million at September 30, 2013, an increase of $40.4 million from $737.1 million at December 31, 2012, due primarily to a net increase in borrowings of $57.8 million on our revolving line of credit partially offset by net principal payments of $17.4 million on other long-term debt.  We utilized the revolving facility for outstanding letters of credit in the amount of $0.2 million.  Accordingly, at September 30, 2013, we had $122.0 million available to borrow under our credit agreement.  We believe that our financial position and credit arrangements are sufficient to support our current backlog and anticipated new work.

Excluding the outstanding borrowings of $177.8 million on our revolving line of credit, the unsecured senior notes of $298.4 million and our $200 million term loan (which had been paid down to $125.0 million at September 30, 2013 from $152.5 million at December 31, 2012), the remaining balance of $176.3 million of our outstanding debt is generally secured by the underlying assets.  Our debt to equity ratio was 0.65 to 1.00 as of September 30, 2013 compared to 0.64 to 1.00 as of December 31, 2012.

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

There were no other material changes in our contractual obligations during the nine months ended September 30, 2013.

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

Item 1A.  Risk Factors

Information regarding risk factors affecting our business is discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no material changes from those risk factors during the nine months ended September 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases by the Company of its equity securities during the nine months ended September 30, 2013.  The Company acquired 59,813 shares from seven employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock units.

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

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 3.	Articles of Incorporation and By-laws

3.1	Restated Articles of Organization (incorporated by reference to Exhibit 4 to Form S-2 (File No. 33-28401) filed on April 28, 1989).

3.2	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.2 to Form S-1 (File No. 333-111338) filed on December 19, 2003).

3.3	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 12, 2000.)

3.4	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 11, 2008.)

3.5	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.5 to Form 10-Q filed on August 10, 2009).

3.6	Second Amended and Restated By-laws of Tutor Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 24, 2009).

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith.

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — filed herewith.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — filed herewith.

Exhibit 95	Mine Safety Disclosure — filed herewith.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Tutor Perini Corporation
Registrant

Date: November 4, 2013	/s/Michael J. Kershaw
Michael J. Kershaw, Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer